Form 10-Q
period 2010-03-31
CBOE Holdings, Inc.
filed 2010-06-11
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.  333-140574

CBOE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5446972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South LaSalle Street Chicago, Illinois	60605
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(312) 786-7462

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:     None

INDEX

CBOE Holdings, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 as amended and the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. We make forward-looking statements under the “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this filing. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors.”

While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

•                  our business’ possible or assumed future results of operations and operating cash flows;

•                  our business’ strategies and investment policies;

•                  our business’ financing plans and the availability of capital;

•                  our business’ competitive position;

•                  potential growth opportunities available to our business;

•                  the risks associated with potential acquisitions or alliances by us;

•                  the recruitment and retention of our officers and employees;

•                  our expected levels of compensation;

•                  our business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

•                  the likelihood of success in and impact of litigation;

•                  our protection or enforcement of our intellectual property rights;

•                  our expectation with respect to securities, options and future markets and general economic conditions;

•                  our ability to keep up with rapid technological change;

•                  the effects of competition on our business; and

•                  the impact of future legislation and regulatory changes on our business.

For a detailed discussion of these and other factors that might affect our performance, see Part II, Item 1A. of this Report. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing.

WE EXPRESSLY QUALIFY IN THEIR ENTIRETY ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE CHICAGO BOARD OPTIONS EXCHANGE,  INCORPORATED OR CBOE HOLDINGS, INC. OR ANY PERSON ACTING ON OUR BEHALF BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION.

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

On April 26, 2010, CBOE Holdings, Inc. (“CBOE Holdings” or the “Company”) filed Amendment No. 7 to the Form S-4 Registration Statement with the Securities and Exchange Commission (the “SEC”) setting forth the details of the Chicago Board Options Exchange, Incorporated (“CBOE” or the “Exchange”) restructuring transaction. A special meeting of the voting members of CBOE was held on May 21, 2010, at which the adoption of an Agreement and Plan of Merger was approved by the affirmative vote of 89.6% of the memberships outstanding and entitled to vote at the special meeting. The Agreement and Plan of Merger provides for the restructuring of the CBOE pursuant to which the CBOE will convert from a non-stock corporation owned by its members into a stock corporation that will be a wholly-owned subsidiary of CBOE Holdings. In the restructuring transaction, each CBOE regular membership (a “CBOE Seat”) owned by a CBOE member on the date of the restructuring transaction will be converted into 80,000 shares of Class A common stock of CBOE Holdings. CBOE Seat owners will receive a total of 74,400,000 shares of Class A common stock of CBOE Holdings in the restructuring transaction. In addition, certain persons who satisfy the qualification requirements set forth in the Stipulation of Settlement, dated August 20, 2008 (the “Settlement Agreement”), among CBOE and other parties to the action entitled CME Group Inc. et al. v. Chicago Board Options Exchange Incorporated (the “Delaware Action”), will be issued a total of 16,333,380 shares of Class B common stock of CBOE Holdings.

Immediately following the issuance of the Class A and Class B common stock, the board of directors of CBOE Holdings intends to declare and pay a special dividend of $1.25 per outstanding share of Class A and Class B common stock, or $113,416,725 in the aggregate. The unaudited pro forma balance sheet as of March 31, 2010 reflects the impact of the special dividend as if the restructuring transaction were consummated on March 31, 2010.

The restructuring transaction is contingent on the concurrent completion by CBOE Holdings of an underwritten initial public offering of its unrestricted common stock. On May 27, 2010, CBOE Holdings filed Amendment No. 3 to Form S-1 Registration Statement with the SEC for an initial public offering (the “Offering”) of 11,700,000 shares of unrestricted common stock, comprised of 9,614,226 shares to be sold by the Company and 2,085,774 shares of to be sold by the selling stockholders.

The number of shares of common stock to be outstanding after the Offering gives effect to:

•                  the issuance of 74,400,000 shares of Class A common stock;

•                  the issuance of 16,333,380 shares of Class B common stock;

•                  grants of 2,217,911 shares of restricted stock to certain officers, directors and employees of CBOE Holdings pursuant to CBOE Holdings’ Long-Term Incentive Plan (the “Long-Term Incentive Plan”), which are subject to vesting under the terms of the grants;

•                  the conversion of 1,698,000 shares of Class A common stock and 387,774 shares of Class B common stock into 2,085,774 shares of unrestricted common stock in connection with the sale of such shares by the selling stockholders in the Offering;

•                  the initial public offering of 9,614,226 shares of unrestricted common stock by the Company; and

•                  the automatic conversion of the shares of Class A and Class B common stock not converted into unrestricted common stock and sold in the Offering into 44,323,803 shares of Class A-1 common stock and 44,323,803 shares of Class A-2 common stock upon consummation of the Offering.  The Class A-1 and A-2 common stock will have all the same rights and privileges as the Class A common stock; however, the Class A-1 and A-2 common stock will be issued subject to certain transfer restrictions that will apply for 180 days and 360 days, respectively, following the Offering.

The unaudited pro forma net income per share was calculated by dividing historical net income for each of the periods presented by the weighted average number of common shares (basic and diluted) outstanding as if the restructuring transaction and Offering were consummated on January 1 of each respective period.

We have received approval to list the unrestricted common stock of CBOE Holdings on the NASDAQ Global Select Market under the symbol “CBOE.”

PRIOR TO THE COMPLETION OF THE RESTRUCTURING TRANSACTION, CBOE HOLDINGS HAD NOT CONDUCTED ANY BUSINESS AS A SEPARATE ENTITY AND HAD NO ASSETS AND, THEREFORE, DOES NOT HAVE ITS OWN SET OF FINANCIAL STATEMENTS. AS A RESULT, THE FINANCIAL STATEMENTS INCLUDED ARE THOSE OF CBOE, WHICH WILL CONTINUE TO OPERATE THE EXCHANGE AFTER THE RESTRUCTURING TRANSACTION AS A WHOLLY-OWNED SUBSIDIARY OF CBOE HOLDINGS.

In this Form 10-Q, references to “CBOE Holdings,” or “the Company,” mean CBOE Holdings, Inc. References to “CBOE,” “the Exchange,” “we,” “us,” and “our” mean Chicago Board Options Exchange, Incorporated.

Chicago Board Options Exchange, Incorporated and Subsidiaries

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2010 and 2009

(in thousands, except per share amounts)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)
Operating Revenues:
Transaction fees	$83,411	$79,889
Access fees	2,204	2,253
Exchange services and other fees	4,361	6,074
Market data fees	5,748	5,275
Regulatory fees	3,829	2,888
Other revenue	1,528	1,688
Total Operating Revenues	101,081	98,067
Operating Expenses:
Employee costs	23,137	20,274
Depreciation and amortization	7,301	6,884
Data processing	5,082	4,517
Outside services	8,123	6,584
Royalty fees	10,898	7,971
Trading volume incentives	3,696	5,704
Travel and promotional expenses	1,986	2,276
Facilities costs	1,384	1,377
Other expenses	745	2,160
Total Operating Expenses	62,352	57,747
Operating Income	38,729	40,320
Other Income/(Expense):
Investment income	100	512
Net loss from investment in affiliates	(205)	(226)
Interest and other borrowing costs	(222)	(217)
Total Other Income/(Expense)	(327)	69
Income Before Income Taxes	38,402	40,389
Income tax provision	15,726	16,111
Net Income	$22,676	$24,278
Pro forma net income per common share (See Note 11):
Basic	$0.23	$0.24
Diluted	0.22	0.24
Weighted average shares used in computing pro forma income per share:
Basic	100,348	100,348
Diluted	102,566	102,566

See notes to condensed consolidated financial statements

Chicago Board Options Exchange, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

(in thousands)	March 31, 2010	December 31, 2009	Pro Forma reflecting Special Dividend (Note 12) March 31, 2010
	(unaudited)		(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$439,497	$383,730
Accounts receivable—net allowances of $70 and $87	37,252	30,437
Marketing fee receivable	9,028	8,971
Income taxes receivable	295	1,583
Prepaid medical benefits	589	2,085
Other prepaid expenses	6,656	3,719
Other receivable	1,500	2,086
Other current assets	691	452
Total Current Assets	495,508	433,063
Investments in Affiliates	2,885	3,090
Land	4,914	4,914
Property and Equipment:
Construction in progress	20,791	20,704
Building	60,916	60,837
Furniture and equipment	216,332	213,375
Less accumulated depreciation and amortization	(208,048)	(203,665)
Total Property and Equipment—Net	89,991	91,251
Other Assets:
Software development work in progress	7,079	6,952
Data processing software and other assets (less accumulated amortization—2010, $98,447; 2009, $95,500)	32,150	32,678
Total Other Assets—Net	39,229	39,630
Total	$632,527	$571,948
Liabilities and Members’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$32,649	$42,958
Marketing fee payable	9,878	9,786
Deferred revenue	32,825	207
Post-retirement medical benefits	72	96
Dividend payable	—	—	113,417
Settlement payable	305,806	305,688
Income tax payable	17,066	—
Total Current Liabilities	398,296	358,735	511,713
Long-term Liabilities:
Post-retirement medical benefits	1,465	1,444
Income taxes payable	3,185	2,815
Other long-term liabilities	206	244
Deferred income taxes	18,551	20,576
Total Long-term Liabilities	23,407	25,079
Commitments and Contingencies
Total Liabilities	421,703	383,814	535,120
Members’ Equity:
Memberships	19,574	19,574
Additional paid-in-capital	2,592	2,592
Retained earnings	189,445	166,769	76,028
Accumulated other comprehensive loss	(787)	(801)
Total Members’ Equity	210,824	188,134	97,407
Total	$632,527	$571,948

See notes to condensed consolidated financial statements

Chicago Board Options Exchange, Incorporated and Subsidiaries

Condensed Consolidated Statements of Members’ Equity

(Unaudited)

(in thousands)	Members’ Equity	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Equity
Balance—December 31, 2009	$19,574	$2,592	$166,769	$(801)	$188,134
Net income			22,676		22,676
Post-retirement benefit obligation adjustment—net of tax expense of $4				14	14
Comprehensive income					22,690
Balance—March 31, 2010	$19,574	$2,592	$189,445	$(787)	$210,824

See notes to condensed consolidated financial statements

Chicago Board Options Exchange, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2010 and 2009

(in thousands)	Three Months ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$22,676	$24,278
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,301	6,884
Other amortization	17	23
Provision for deferred income taxes	(2,028)	(1,128)
Equity in loss of affiliates	205	226
Changes in assets and liabilities:
Accounts receivable	(6,815)	(9,590)
Marketing fee receivable	(57)	(3,774)
Income taxes receivable	1,288	7,725
Prepaid expenses	(1,441)	(908)
Other receivable	586	—
Other current assets	(239)	(30)
Accounts payable and accrued expenses	(9,385)	(22,659)
Marketing fee payable	92	3,830
Deferred revenue	32,580	35,360
Post-retirement benefit obligations	(2)	—
Income taxes payable	17,436	9,483
Access fees subject to fee-based payment	118	—
Net Cash Flows from Operating Activities	62,332	49,720
Cash Flows from Investing Activities:
Restricted funds—temporary access fees	—	(4,980)
Capital and other assets expenditures	(6,562)	(9,830)
Sale of NSX certificates of proprietary membership	—	1,500
Net Cash Flows from Investing Activities	(6,562)	(13,310)
Cash Flows from Financing Activities:
Payments for debt issuance costs	(3)	(79)
Net Cash Flows from Financing Activities	(3)	(79)
Net Increase in Cash and Cash Equivalents	55,767	36,331
Cash and Cash Equivalents at Beginning of Period	383,730	281,423
Cash and Cash Equivalents at End of Period	$439,497	$317,754
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$518	$30
Non-cash activities:
Change in post-retirement benefit obligation	(17)	—
Unpaid liability to acquire equipment and software	1,388	5,094

See notes to condensed consolidated financial statements

CHICAGO BOARD OPTIONS EXCHANGE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2010 and 2009

NOTE 1 — BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the April 26, 2010, filing of the Company’s Amendment No. 7 to the Form S-4 Registration Statement with the SEC setting forth the details of the CBOE restructuring transaction.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to matters that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These estimates are based on management’s knowledge and judgments, historical experience and observance of trends in particular matters. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

NOTE 2 — DESCRIPTION OF BUSINESS

The primary business of the CBOE is the operation of markets for the trading of listed options contracts for three broad product categories: the stocks of individual corporations (equity options), various market indexes (index options) and securitized baskets of equity (exchange-traded funds). In addition to traditional open outcry markets, we offer electronic trading through our hybrid trading model that operates on a proprietary technology platform known as CBOEdirect, which we developed and implemented, beginning in June 2003. Until June 2003, the majority of all of our options trading was conducted in an open outcry environment. In general, our operating revenues are primarily driven by the number of contracts traded on the Exchange. In order to increase the volume of contracts traded on the Exchange, we strive to develop and promote contracts designed to satisfy the trading, hedging and risk-management needs of our market participants.

Until January 1, 2006, the CBOE operated generally as a non-profit organization. Our fee schedules and expense budgets were designed to achieve a break-even operation. When volume and revenue exceeded budgeted levels, transaction fees were generally reduced to avoid generating surpluses beyond the CBOE’s needs for working capital. As of January 1, 2006, the board of directors of CBOE instructed management to begin a transition to operating the CBOE on a for-profit basis. Therefore, the historical financial information will not necessarily be indicative of our future performance and should be read in that context.

The restructuring transaction will convert our organization from a non-stock company with members into a stock holding company with stockholders. Our members will become stockholders of CBOE Holdings. Following the restructuring transaction, we will earn access fee revenue from trading permit holders and will no longer generate revenue from membership dues. Based on our current assumptions, we expect that a significant amount of incremental operating revenues will be generated by access fees from trading permit holders. See Part I. Financial Information, Item 1. Consolidated Financial Statements for additional information on the restructuring transaction.

CBOE operates in one business segment.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of Credit Risk—CBOE’s financial instruments, consisting primarily of cash and cash equivalents and account receivables, are exposed to concentrations of credit risk. CBOE places its cash and cash equivalents with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the creditworthiness of the financial institutions with which it does business. Accounts receivable for transaction fees and marketing fees are collected through The Options Clearing Corporation (the “OCC”) and are with large, highly-rated clearing firms; therefore, concentrations of credit risk are limited.

Revenue Recognition—CBOE’s revenue recognition policies comply with ASC 605, Revenue Recognition (“ASC 605”). On occasion, customers will pay for services in a lump sum payment. When these circumstances occur, revenue is recognized as services are provided. Deferred revenue typically represents amounts received by CBOE for which services have not been provided. Revenue recognition policies for specific sources of revenue are discussed below.

Transaction Fees:  Transaction fee revenue is considered earned upon the execution of a trade and is recognized on a trade date basis. Transaction fee revenue is presented net of applicable volume discounts. In the event liquidity providers prepay for transaction fees, revenue is recognized based on the attainment of volume thresholds resulting in the amortization of the prepayment over the calendar year.

Access Fees:  Access fee revenue is recognized during the period the service is provided and assurance of collectability is confirmed. Access fees include member dues, interim trading permit revenue and temporary member access revenue.

Exchange Services and Other Fees:  Exchange services and other fees are recognized during the period the service is provided. Exchange services and other fees include system services, trading floor charges and application revenue.

Market Data Fees:  Market data fee revenue includes OPRA income and CBOE market data services. OPRA is a limited liability company consisting of representatives of the member exchanges and is authorized by the SEC to provide consolidated options information. OPRA income is allocated based upon the individual exchanges relative volume of total transactions. CBOE receives estimates of OPRA’s distributable revenue which is accrued on a monthly basis. CBOE market data service fees represent fees charged for current and historical market data. Market data services are recognized in the period the data is provided.

Regulatory Fees:  Regulatory fees are assessed based upon customer contracts cleared and are recognized during the period the service is provided.

Concentration of Revenue:  At March 31, 2010, there were approximately 90 clearing firms, two of which cleared a combined 61% of our trades in the first three months of 2010. No one customer of either of these clearing firms represented more than 10% of transaction fees revenue for the three months ended March 31, 2010 or 2009. Should a clearing firm withdraw from the Exchange, management believes the customer portion of that firm’s trading activity would likely transfer to another clearing firm. Therefore, management does not believe the Company is exposed to a significant risk from the loss of revenue received from a particular clearing firm.

Cash and Cash Equivalents—Cash and cash equivalents, excluding cash equivalents-restricted funds, include highly liquid investments with maturities of three months or less from the date of purchase.

Accounts Receivable—Accounts receivable consists primarily of transaction and regulatory fees from the OCC and CBOE’s share of distributable revenue receivable from OPRA.

Prepaid expenses—Prepaid expenses primarily consist of prepaid software maintenance and licensing expenses.

Investments in Affiliates—Investments in affiliates represent investments in The Options Clearing Corporation (“OCC”), NSX Holdings, Inc. (“NSX”), the parent corporation of The National Stock Exchange, OneChicago, LLC (“OneChicago”) and CBOE Stock Exchange, LLC (“CBSX”).

The investment in the OCC (20% of its outstanding stock) and the investment in NSX (4.6% of the total outstanding of NSX as of March 31, 2010) are carried at cost because of CBOE’s inability to exercise significant influence.

CBOE accounts for the investment in OneChicago (23.7% of its outstanding stock as of March 31, 2010) under the equity method due to CBOE’s lack of effective control over OneChicago’s operating and financing activities.

CBOE accounts for the investment in CBSX under the equity method due to CBOE’s lack of effective control over CBSX’s operating and financing activities. CBOE received a 50% share in CBSX in return for non-cash property contributions. CBOE currently holds a 49.96% equity interest in CBSX.

Investments in affiliates are reviewed to determine whether any events or changes in circumstances indicate that the investments may be other than temporarily impaired. In the event of impairment, CBOE would recognize a loss for the difference between the carrying amount and the estimated fair value of the equity method investment.

Property and Equipment—Property and equipment are carried at cost, net of accumulated depreciation. Depreciation on building, furniture and equipment is provided on the straight-line method. Estimated useful lives are 40 years for the building and five to ten years for furniture and equipment. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining term of the applicable leases.

Long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The CBOE bases the evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present that would indicate that the carrying amount of the asset may not be recoverable, the CBOE determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. In the event of impairment, the CBOE recognizes a loss for the difference between the carrying amount and the estimated value of the asset as measured using quoted market prices or, in the absence of quoted market prices, a discounted cash flow analysis.

Property and equipment—construction in progress is capitalized and carried at cost in accordance with ASC 360. Projects are monitored during the development stage to ensure compliance with ASC 360 and accordance with project initiatives. Upon completion, the projects are placed in service and amortized over the appropriate useful lives, using the straight-line method commencing with the date the asset is placed in service.

Software Development Work in Progress and Data Processing Software and Other Assets—CBOE accounts for software development costs under ASC 350, Intangibles—Goodwill and Other (ASC 350). CBOE expenses software development costs as incurred during the preliminary project stage, while capitalizing costs incurred during the application development stage, which includes design, coding, installation and testing activities.

Deferred financing fees—Costs associated with CBOE’s senior revolving credit facility were capitalized. The deferred financing fees are being amortized to interest expense on a straight-line basis over three years to match the terms of the facility. Deferred financing fees were $0.2 million for the three months ended March 31, 2010 and 2009.

Income Taxes—Deferred income taxes are determined in accordance with ASC 740, Income Taxes (“ASC 740”), and arise from temporary differences between the tax basis and book basis of assets and liabilities. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reversed. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. CBOE files tax returns for federal, state and local income tax purposes. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

Upon adoption of ASC 740, CBOE changed its policy related to the accounting for income tax uncertainties. If CBOE considers that a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. CBOE measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex, and CBOE often obtains assistance from external advisors. To the extent that CBOE’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Uncertain tax positions are classified as current only when CBOE expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in CBOE’s consolidated statements of income and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits.

Employee Benefit Plans—ASC 715, Compensation—Retirement Benefits (“ASC 715”), requires that the funded status of a defined benefit postretirement plan be recognized in the Consolidated Balance Sheet and changes in that funded status be recognized in the year of change in other comprehensive income (loss). ASC 715 also requires that plan assets and obligations be measured at year end. CBOE recognizes future changes in actuarial gains and losses and prior service costs in the year in which the changes occur through accumulated other comprehensive loss.

Insurance Proceeds—Insurance proceeds for reimbursement of costs incurred as a result of legal proceedings pursuant to the Company’s director and officer insurance policies are recorded upon receipt and are a reduction of outside services in the statements of operations.

Evaluation of Subsequent Events—For the period ended March 31, 2010, management has evaluated all subsequent events through the issuance of financial statements.

Commitments and Contingencies—Litigation—CBOE accounts for contingencies in accordance with ASC 450, Contingencies, which requires the Company to accrue loss contingencies when the loss is both probable and estimable. All legal costs incurred in connection with loss contingencies are expensed as service is provided.

Recent Accounting Pronouncements—In February 2010, the FASB issued an update to clarify the reporting requirements under ASC 855, Subsequent Events (“ASC 855”), and address what some constituents viewed as a conflict between FASB and SEC guidance. An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market is required to evaluate subsequent events through the date that the financial statements are issued. Otherwise, if neither of these criteria is met, an entity should evaluate subsequent events through the date the financial statements are available to be issued. The adoption of the update to ASC 855 did not have a material impact on CBOE’s financial position, results of operations or statement of cash flows.

In January 2010, the FASB issued an update for ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). For each class of assets and liabilities, reporting entities will have to provide additional disclosures describing the reasons for transfers of assets in and out of Levels 1 and 2 of the three-tier fair value hierarchy in accordance with ASC 820. For assets valued with the Level 3 method, the entity will have to separately present purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. The update also states that an entity should provide fair value measurements for each class of asset or liability, and explain the inputs and techniques used in calculating Levels 2 and 3 fair value measurements. The update is effective for interim and annual filings for fiscal years beginning after December 15, 2010. The adoption of update to ASC 820 did not have an impact on the Company’s interim financial statements and is not expected to have an impact on CBOE’s annual financial position, results of operations or statement of cash flows.

In June 2009, the FASB issued ASC 810, Consolidations (“ASC 810”), which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. ASC 810 is effective for a company’s first fiscal year beginning after November 15, 2009 or January 1, 2010 for companies reporting on a calendar-year basis. The adoption of ASC 810 did not have an impact on CBOE’s financial position, results of operations or statement of cash flows.

NOTE 4 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2010 and December 31, 2009, accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Compensation and benefit-related liabilities	$6,450	$16,008
Royalties	10,289	8,386
Data processing related liabilities	2,692	2,887
Linkage	1,609	2,211
Other	11,609	13,466
Total	$32,649	$42,958

NOTE 5 — MARKETING FEE

CBOE facilitates the collection and payment of marketing fees assessed on certain trades taking place at CBOE. Funds resulting from the marketing fees are made available to Designated Primary Market Makers and Preferred Market Makers as an economic inducement to route orders to CBOE. Pursuant to ASC 605-45, Revenue Recognition—Principal Agent Considerations, the Company reflects the assessments and payments on a net basis, with no impact on revenues or expenses.

As of March 31, 2010 and December 31, 2009, amounts assessed by CBOE on behalf of others included in current assets totaled $9.0 million and payments due to others included in current liabilities totaled $9.9 million and $9.8 million, respectively.

NOTE 6 — SETTLEMENTS PAYABLE

The following table summarizes the remaining cash liabilities resulting from the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement and the settlement with the appellants as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Exercise Right privilege payable	$300,000	$300,000
Settlement with appellants	3,000	3,000
Access fees subject to fee-based payments	2,806	2,688
Total settlements payable	$305,806	$305,688

The cash payments will be made based upon agreed terms or at the earlier of the completion of CBOE’s restructuring transaction or one year after the order approving the Settlement Agreement became final.

NOTE 7 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). CBOE contributed $1.1 million and $0.9 million to the SMART Plan for the three months ended March 31, 2010 and 2009, respectively.

Eligible employees may participate in the Supplemental Employee Retirement Plan (“SERP”), and Deferred Compensation Plan. The SERP and Deferred Compensation Plan are defined contribution plans that are nonqualified by Internal Revenue Code regulations. CBOE contributed $0.8 million and $0.3 million to the SERP for the three months ended March 31, 2010 and 2009, respectively.

CBOE also has a Voluntary Employees’ Beneficiary Association (“VEBA”). The VEBA is a trust, qualifying under Internal Revenue Code Section 501(c)(9), created to provide certain medical, dental, severance and short-term disability benefits to employees of CBOE. Contributions to the trust are based on reserve levels established by Section 419(a) of the Internal Revenue Code. No contributions were made for the three months ended March 31, 2010 and 2009.

CBOE has a postretirement medical plan for certain current and former members of senior management. CBOE recorded immaterial postretirement benefits expense for the three months ended March 31, 2010 and 2009, resulting from the amortization of accumulated actuarial expense included in accumulated other comprehensive loss at March 31, 2010 and 2009.

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law, potentially impacting CBOE’s costs to provide healthcare benefits to its retired employees. The PPACA has both short and long-term implications on healthcare benefit plan standards. CBOE is currently analyzing this legislation to determine the full extent of the impact on healthcare plans and the resulting costs.

NOTE 8 — SENIOR REVOLVING CREDIT FACILITY

On December 23, 2008, CBOE entered into a senior revolving credit facility with three financial institutions. The credit agreement is a three-year revolving credit facility of up to $150 million and expires on December 23, 2011. Borrowing under the facility became available upon the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. As part of the Settlement Agreement, CBOE is required to pay qualifying class members $300 million in cash at the earlier of the completion of CBOE’s restructuring transaction or one year after the order approving the Settlement Agreement became final. CBOE secured this line of credit to ensure that it had adequate funds available to meet this obligation. The proceeds can also be used for general corporate purposes. The company may, at its option, so long as no default is continuing, increase the facility an additional $100 million up to $250 million with the consent of the participating financial institutions. As of March 31, 2010 and December 31, 2009, there were no borrowings against the credit facility.

Under the terms of the senior revolving credit facility, there are two financial covenants with which CBOE must comply. The consolidated leverage ratio at any time during any period of four fiscal quarters must not be greater than 1.5 to 1.0 and the consolidated interest coverage ratio as of the end of any fiscal quarter must not be less than 5.0 to 1.0. CBOE is in compliance with all covenants as of December 31, 2009 and March 31, 2010.

CBOE pays a commitment fee on the unused portion of the facility. The commitment fee rate was 0.375% for the three months ended March 31, 2010. The commitment fee and interest rate have two pricing levels based on the company’s consolidated leverage ratio. At its option, CBOE may borrow under the facility at either (1) LIBOR plus an applicable margin of 1.5% or 2.0% as determined in accordance with a leverage-based threshold or (2) a base rate, defined as the highest of (a) the Bank of America prime rate, (b) the federal funds rate plus 0.50% or (c) the one-month LIBOR rate plus 0.50%, plus the applicable margin rate. In accordance with the leverage-based threshold, the commitment fee increases to 0.50% if CBOE’s consolidated leverage ratio exceeds 1.0.

NOTE 9 — FAIR VALUE MEASUREMENTS

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

•                  Level 1—Unadjusted inputs based on quoted markets for identical assets or liabilities.

•                  Level 2—Observable inputs, either direct or indirect, not including Level 1, corroborated by market data or based upon quoted prices in non-active markets.

•                  Level 3—Unobservable inputs which reflect management’s best assumptions of what market participants would use in valuing the asset or liability.

All of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company has not included a tabular disclosure as the Company’s only financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of March 31, 2010 are money market funds comprising approximately $439.2 million of the cash and cash equivalents balance. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

The Company adopted ASC Subtopic 825-10 but did not elect the fair value option.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

CBOE was or is currently a party to the following legal proceedings:

Last Atlantis Litigation

On November 7, 2005, an amended and consolidated complaint (the “Consolidated Complaint”) was filed on behalf of Last Atlantis Capital LLC, Lola L.L.C., Lulu L.L.C., Goodbuddy Society L.L.C., Friendly Trading L.L.C., Speed Trading, LLC, Bryan Rule, Brad Martin and River North Investors LLC in the U.S. District Court for the Northern District of Illinois against the CBOE, three other options exchanges and 35 market maker defendant groups (the “Specialist Defendants”). The Consolidated Complaint combined complaints that had been filed by Bryan Rule and Brad Martin with an amendment of a previously dismissed complaint (the “Original Complaint”) that originally had been brought by a number of the other plaintiffs. The Consolidated Complaint raised claims for securities fraud, breach of contract, common law fraud, breach of fiduciary duty, violations of the Illinois Consumer Fraud and Deceptive Trade Practices Act and tortious interference with plaintiffs’ business and contracts. The previously dismissed Original Complaint also had brought claims under the antitrust laws, and the dismissal of those claims against CBOE remains subject to appeal.

With regard to the CBOE, the Consolidated Complaint alleged that the CBOE and the other exchange defendants knowingly allowed the Specialist Defendants to discriminate against the plaintiffs’ electronic orders or facilitated such discrimination, failed adequately to investigate complaints about such alleged discrimination, allowed the Specialist Defendants to violate CBOE’s Rules and the rules of the SEC, failed to discipline the Specialist Defendants, falsely represented and guaranteed that electronically entered orders would be executed immediately and knowingly or recklessly participated in, assisted and concealed a fraudulent scheme by which the defendants supposedly denied the customers the electronic executions to which they claim they were entitled. Plaintiffs sought unspecified compensatory damages, related injunctive relief, attorneys’ fees and other fees and costs.

On September 13, 2006, the Court dismissed the Consolidated Complaint in its entirety and entered judgment in favor of all defendants. On March 22, 2007, the Court denied plaintiffs’ request to reconsider the dismissal of the claims against CBOE and held that the prior dismissal of those claims with prejudice would stand. The Court, however, granted plaintiffs’ motion to reconsider the dismissal of the claims against the Specialist Defendants and ordered plaintiffs to file another amended complaint asserting only their claims against the Specialist Defendants.

Since 2007, the claims against a number of Specialist Defendants have been dismissed. In January 2009, the Court dismissed the claims of plaintiffs Lulu L.L.C., Lola L.L.C., Friendly Trading L.L.C. and Goodbuddy Society L.L.C. with prejudice. The remaining plaintiffs, however, will be able to appeal the dismissal of their claims against CBOE after the Court disposes of all of the claims that remain pending against the remaining Specialist Defendants. In addition, in March 2010 the plaintiffs subpoenaed CBOE seeking documents and data. On April 15, 2010, the Court suspended further discovery against CBOE and other exchanges pending resolution of summary judgment motions brought by various defendants.

Index Options Litigation

On November 2, 2006, the ISE and its parent company filed a lawsuit in federal court in the Southern District of New York against The McGraw-Hill Companies, Inc. (“McGraw-Hill”) and Dow Jones & Co. (“Dow Jones”), the owners, respectively, of the S&P 500 Index and the DJIA, which are the basis for index options, or “SPX options” and “DJX options,” respectively, that the CBOE lists pursuant to exclusive licenses from McGraw-Hill and Dow Jones. The CBOE is not a party in this lawsuit. The ISE seeks a judicial declaration that it may list and trade SPX and DJX options without a license and without regard to the CBOE’s exclusive licenses to list options on those indexes, on the ground that any state-law claims based on the unlicensed listing of SPX and DJX options allegedly would be preempted by the federal Copyright Act and because McGraw-Hill and Dow Jones supposedly cannot state an actionable copyright claim. McGraw-Hill and Dow Jones filed a motion to dismiss this action on December 22, 2006, on the ground that there is no federal jurisdiction over this dispute. This motion has not been decided. Consistent with the jurisdictional position of McGraw-Hill and Dow Jones, those parties joined with the CBOE to file a state court action in Circuit Court of Cook County, Illinois on November 15, 2006 against the ISE and OCC (the “Illinois action”). In the Illinois action, the CBOE and the other plaintiffs seek a judicial declaration that the ISE may not list, or offer trading of, SPX or DJX options because of both the proprietary rights of McGraw-Hill and Dow Jones in the underlying indexes and the CBOE’s exclusive license rights to trade such options. The Illinois action alleges that the ISE’s threatened action would misappropriate the proprietary interests of McGraw-Hill and Dow Jones and the exclusive license rights of the CBOE, would interfere with the CBOE’s prospective business relationships with its member firms and customers and would constitute unfair competition. On December 12, 2006, the ISE removed the Illinois action to federal court in the Northern District of Illinois. On December 15, 2006, the CBOE and the other plaintiffs in the Illinois action moved to remand the matter to the Illinois state court on the ground that there is no federal jurisdiction over the claims. The federal court granted the motion to remand the Illinois action to state court, where it is now pending. The ISE moved to dismiss or stay the Illinois action on the alternative grounds of inconvenient forum and the prior-pending suit it filed in New York. The CBOE and the other plaintiffs opposed the ISE’s motion and on May 15, 2007, the Illinois circuit court denied ISE’s motion to dismiss or stay. The ISE appealed the denial of its request for a stay, and the Illinois appellate court denied the ISE’s motion for leave to appeal the denial of the ISE’s motion to dismiss on the basis that the Illinois court is an inconvenient forum. The federal court in the Southern District of New York granted a motion by Dow Jones and McGraw-Hill to stay the New York action pending resolution of the Illinois action. The ISE appealed the federal court’s stay of the New York action it initiated.

On June 2, 2008, the Illinois appellate court affirmed the Illinois circuit court’s decision denying ISE’s motion to dismiss or stay, which was based on ISE’s argument that the case should be decided in a prior-pending lawsuit by ISE in New York federal court. ISE’s New York federal lawsuit remains stayed. The federal appellate court in New York affirmed the district court’s stay on January 8, 2009, after hearing oral arguments on January 5.

On March 23, 2009, based on an allegation of copyright preemption, ISE filed a motion to dismiss the complaint of CBOE and its co-plaintiffs. On April 14, 2009, the Illinois trial court denied ISE’s motion to dismiss. On May 1, 2009, ISE filed a motion in the Illinois Supreme Court for leave to file a writ of prohibition, or alternatively, for a supervisory order directing the Illinois trial court to dismiss the action for an alleged lack of subject matter jurisdiction. CBOE and the other plaintiffs filed an objection in response on May 8, 2009. On June 15, 2009, the Illinois Supreme Court denied ISE’s motion.

Expert discovery concluded on February 12, 2010. On February 26, 2010, both plaintiffs and ISE parties filed cross-motions for summary judgment, seeking a ruling in their favor as a matter of law. Briefing on these motions was completed on April 28, 2010. Oral arguments on the motions took place on May 26, 2010. The judge stated that he intends to rule on the summary judgment motions on July 8, 2010.

Patent Litigation

On November 22, 2006, the ISE filed an action in federal court in the Southern District of New York claiming that CBOE’s hybrid trading system infringes ISE’s U.S. Patent No. 6,618,707 (“the ‘707 patent”) directed towards an automated exchange for trading derivative securities. On January 31, 2007, the CBOE filed an action in federal court in the Northern District of Illinois (“the Chicago action”) seeking a declaratory judgment that the ISE patent that is the subject of the action in New York, and two other patents that the ISE had raised in communications with the CBOE, are either not infringed and/or not valid and/or not enforceable against the CBOE.

On February 5, 2007, the CBOE filed a motion to transfer the matter pending in the Southern District of New York to federal court in the Northern District of Illinois. On May 24, 2007, the magistrate judge for the Southern District of New York recommended that the motion to transfer be granted, and the case was transferred on August 9, 2007 after the district court adopted the magistrate judge’s recommendation. On October 16, 2007, CBOE and ISE entered into a stipulated order for the dismissal of any patent infringement claims that ISE may have against CBOE for patent infringement of U.S. Patents Nos. 6,377,940 and/or 6,405,180. ISE has also executed a covenant not to sue CBOE in relation to U.S. Patents Nos. 6,377,940 and 6,405,180. Fact discovery is now closed.

On May 11, 2007 CBOE filed an Amended Complaint in the Chicago action, alleging that in addition to the defenses of non-infringement and invalidity, the ‘707 patent was unenforceable by reason of inequitable conduct.

CBOE advised the Court that it was not pursuing the inequitable conduct claim pleaded in its May 2007 Amended Complaint. Nevertheless, CBOE twice sought to amend its complaint to add allegations of inequitable conduct based on additional facts uncovered during discovery. These motions were denied by the Court on December 22, 2009 and January 27, 2010. In the Court’s January 27th decision, the Court dismissed CBOE’s May 2007 inequitable conduct claim with prejudice. The merits of the amended inequitable conduct claim have not been adjudicated by the Court.

A pretrial hearing (known as a “Markman hearing”) was conducted over several days in August 2009, during which the Court examined evidence from the parties on the appropriate meanings of relevant key words used in the patent claims asserted against the CBOE. On January 25, 2010, the judge issued a decision on a final construction of the claims of the ‘707 patent. This decision is favorable for CBOE’s positions on noninfringement on all asserted claims and is also favorable on CBOE’s positions on the invalidity of certain asserted claims of the ‘707 patent. ISE filed a motion for clarification of the Court’s Markman ruling that sought to vitiate one of the Court’s rulings. CBOE opposed ISE’s clarification motion. The Court issued an order that clarified the Markman ruling to further support the positions of CBOE.

As the case currently stands, CBOE’s claims and defenses of non-infringement, invalidity and unenforceability based on the defenses of waiver, laches, equitable estoppel, patent misuse and unclean hands related to the asserted claims of the ‘707 patent remain in the case. At a status conference on April 1, 2010, the Court granted CBOE’s request to file a motion for summary judgment and briefing on that motion was concluded on May 21, 2010.

On July 22, 2009, Realtime Data, LLC d/b/a/ IXO (“Realtime”) filed a complaint in the Eastern District of Texas (the “Texas action”) claiming that CME Group Inc., BATS Trading, Inc., ISE, NASDAQ OMX Group, Inc., NYSE Euronext and OPRA infringed four Realtime patents by using, selling or offering for sale data compression products or services allegedly covered by those patents. Although CBOE was not initially named in the Texas action, the allegations in that case created a controversy as to whether CBOE infringed one or more of the four Realtime patents. Accordingly, on July 24, 2009, CBOE filed an action against Realtime in the Northern District of Illinois (“Illinois action”) seeking a declaratory judgment that the four patents are not infringed by CBOE and are not valid and/or are not enforceable against CBOE. On July 27, 2009, Realtime filed an amended complaint in the Texas action to add CBOE as a defendant. In that amended complaint, Realtime claims that CBOE, along with the exchanges listed above, directs and controls the activities of OPRA and that OPRA and CBOE, among others, use, sell, or offer for sale data compression products or services allegedly covered by the Realtime patents. The amended complaint in the Texas action seeks declaratory and injunctive relief as well as unspecified damages, attorneys’ fees, costs and expenses.

CBOE responded to the complaint filed by Realtime by filing a motion to dismiss, transfer or stay Realtime’s action on the bases that CBOE’s first-filed action should take precedence over the Texas action filed by Realtime and that the Eastern District of Texas lacks jurisdiction over CBOE.

Realtime did not answer CBOE’s complaint but did file a motion to dismiss CBOE’s complaint claiming the Northern District of Illinois has no jurisdiction over Realtime. The Court granted Realtime’s motion and the Illinois action was dismissed January 8, 2010. CBOE appealed the dismissal of the Illinois action on February 5, 2010, and the appeal is presently pending in the U.S. Court of Appeals for the Federal Circuit.

In light of the Court’s decision in the Illinois action, CBOE amended its request for alternative relief in January 2010 by joining the motion filed by all of the other defendants in the action and seeking a transfer of the Texas action to the U.S. District Court for the Southern District of New York. This motion was denied. Meanwhile, CBOE’s motion for dismissal for lack of personal jurisdiction is pending in the Texas action while Realtime obtains discovery from CBOE on that issue.

Additionally, on May 11, 2010, Realtime filed a complaint in the Eastern District of Texas claiming that CME Group Inc., Board of Trade of the City of Chicago, Inc., New York Mercantile Exchange, Inc., BATS Trading, Inc., ISE, NASDAQ OMX Group, Inc., NYSE Euronext, NYSE Arca, Inc., NYSE AMEX LLC, SIAC, CBOE, Boston Options Exchange Group LLC and OPRA infringe another Realtime patent by using, selling or offering for sale data compression and decompression products or services allegedly covered by that patent. CBOE has not yet responded to the complaint in this action.

SFB Market Systems Litigation

On February 3, 2010, a complaint was filed on behalf of SFB Market Systems, Inc., or SFB, in the U.S. District Court for the Southern District of New York against the CBOE, six other options exchanges, the OCC and another entity. The complaint raises claims for copyright infringement, breach of contracts, breach of non-disclosure agreements, theft of trade secrets, declaratory judgment and, as to the OCC only, tortious interference with contract, including a contract between SFB and the CBOE. All claims relate to SFB’s “Symbol Manager” system and the alleged development of a system to replace Symbol Manager. SFB alleges that defendants no longer are entitled to use Symbol Manager as a result of defendants’ alleged breaches of contract. With regard to the CBOE specifically, the complaint alleges breach of a software agreement between SFB and the CBOE entered into on or about January 3, 2006 and also asserts that C2 had agreed to use the alleged replacement system. The complaint seeks declaratory and injunctive relief, including removal of certain software from defendants’ systems and return of certain allegedly proprietary or confidential information; unspecified actual or statutory damages and exemplary damages; and attorneys’ fees and costs. The parties have reached an agreement in principle to settle the case. Pending final settlement, the case has been dismissed without prejudice.

Other

As a self-regulatory organization under the jurisdiction of the SEC, and as a designated contract market under the jurisdiction of the Commodity Futures Trading Commission (“CFTC”), CBOE and CFE are subject to routine reviews and inspections by the SEC and the CFTC. CBOE is also currently a party to various other legal proceedings including those already mentioned. Management does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on the consolidated financial position, results of operations or cash flows of CBOE; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance.

Leases and Other Obligations

CBOE leases facilities with lease terms remaining from 3 months to 39 months as of March 31, 2010. Total rent expense related to these lease obligations, reflected in data processing and facilities costs line items on the Consolidated Statements of Income, for the three months ended March 31, 2010 and 2009, were $0.8 million and $0.7 million, respectively. In addition, CBOE has contractual obligations related to certain advertising programs and licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements which total $13.2 million for the next five years and $2.8 million for the five years thereafter. Future minimum payments under these non-cancelable lease and advertising agreements are as follows at March 31, 2010 (in thousands):

Year	Operating Leases	Other Obligations	Total
2010	$1,842	$—	$1,842
2011	1,820	1,370	3,190
2012	1,594	1,452	3,046
2013	1,027	—	1,027
2014	—	—	—
Total	$6,283	$2,822	$9,105

NOTE 11 — PROPOSED RESTRUCTURING TRANSACTION, INITIAL PUBLIC OFFERING AND SPECIAL DIVIDEND

On April 26, 2010, CBOE Holdings filed Amendment No. 7 to the Form S-4 Registration Statement with the SEC setting forth the details of CBOE’s proposed restructuring transaction. A special meeting of the voting members of CBOE was held on May 21, 2010 at which the adoption of the Agreement and Plan of Merger was approved. The Agreement and Plan of Merger provides for the restructuring of the CBOE in which the CBOE will convert from a non-stock corporation owned by its members into a stock corporation that will be a wholly-owned subsidiary of CBOE Holdings. In the proposed transaction, each CBOE Seat owned by a CBOE member on the date of the restructuring transaction will be converted into 80,000 shares of Class A common stock of CBOE Holdings. CBOE Seat owners will receive a total of 74,400,000 shares of Class A common stock of CBOE Holdings in the restructuring transaction. In addition, certain persons who satisfy the qualification requirements set forth in the Stipulation of Settlement, dated August 20, 2008, among CBOE and other parties to the Delaware Action, will be issued a total of 16,333,380 shares of Class B common stock of CBOE Holdings. The restructuring transaction is contingent on the concurrent completion by CBOE Holdings of an underwritten initial public offering of its unrestricted common stock. CBOE Holdings currently expects to offer approximately 9,614,226 shares of unrestricted common stock in the initial public offering. The unaudited pro forma net income per share was calculated by dividing historical net income for each of the periods presented by the weighted average number of common shares (basic and diluted) outstanding as if the restructuring transaction and initial public offering were consummated on January 1 of each respective period.

Immediately following the issuance of the Class A and Class B common stock, the board of directors of CBOE Holdings intends to declare and pay a special dividend of $1.25 per outstanding share of Class A and Class B common stock, or $113,416,725 in the aggregate. The unaudited pro forma balance sheet as of March 31, 2010 reflects the impact of the special dividend as if the restructuring transaction was consummated on March 31, 2010.

NOTE 12 — SUBSEQUENT EVENTS

On May 21, 2010, CBOE held a special meeting of its voting members to vote on the adoption of the Agreement and Plan of Merger (the “Merger Agreement”) that will provide for the restructuring of the CBOE, in which the CBOE will convert from a non-stock corporation owned by its members into a stock corporation that will be a wholly-owned subsidiary of CBOE Holdings, Inc. The Merger Agreement was approved by the voting members of CBOE by the affirmative vote of 89.6% of the memberships outstanding and entitled to vote at the special meeting.

On May 27, 2010, CBOE and Standard & Poor’s Financial Services LLC (“S&P”) reached an agreement that establishes certain understandings of CBOE and S&P with respect to options that: (i) use the S&P 500 Index as their underlying interest, (ii) were subject to regulation as securities, and not as futures or options on futures, as of December 1, 1990, and (iii) are traded over-the-counter and reported to a clearing agency for the performance of clearing services. The agreement provides that, during the term of the agreement, S&P may license one or more clearing agencies to perform clearing services with respect to these options and CBOE will be compensated by S&P based on the notional value of these options.

In May 2010, CBOE and S&P reached an understanding under which CBOE has agreed to reimburse S&P approximately $2.0 million for costs incurred by S&P in defending its proprietary rights in the S&P 500 Index, which CBOE has an exclusive license to use as the underlying interest for index options.

On May 26, 2010, CBOE entered into an agreement with FlexTrade Systems Inc. (“FlexTrade”) pursuant to which CBOE purchased a 50% interest in a newly-formed entity named Signal Trading Systems, LLC (“STS”). The initial business purpose of STS is to develop and market a multi-asset front-end order entry system, known as “Pulse”, with particular emphasis on options trading.

CHICAGO BOARD OPTIONS EXCHANGE, INCORPORATED AND SUBSIDIARIES

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q and in the Company’s Amendment No. 7 to the Form S-4 Registration Statement and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Amendment No. 7 to the Form S-4 Registration Statement. This discussion contains forward-looking information.  Please see “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors”  for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

The primary business of the CBOE is the operation of markets for the trading of listed options contracts for three broad product categories: the stocks of individual corporations (equity options), various market indexes (index options) and securitized baskets of equity (exchange-traded funds). In addition to traditional open outcry markets, we offer electronic trading through our hybrid trading model that operates on a proprietary technology platform known as CBOEdirect, which we developed and implemented, beginning in June 2003. Until June 2003, the majority of all of our options trading was conducted in an open outcry environment. We derive a substantial portion of our revenue from transaction fees relating to the trading in our markets; these fees accounted for 82.5% of total operating revenues for the three months ended March 31, 2010. Other revenues are generated by access fees for trading permits and dues payments, user fees charged members for certain exchange services, the sale of market data generated by trading in our markets, and regulatory related fees, which accounted for 2.2%, 4.3%, 5.7% and 3.8%, respectively, of total operating revenues for the three months ended March 31, 2010. In general, our operating revenues are primarily driven by the number of contracts traded on the Exchange. In order to increase the volume of contracts traded on the Exchange, we strive to develop and promote contracts designed to satisfy the trading, hedging and risk-management needs of our market participants.

Until January 1, 2006, the CBOE operated generally as a non-profit organization. Our fee schedules and expense budgets were designed to achieve a break-even operation. When volume and revenue exceeded budgeted levels, transaction fees were generally reduced to avoid generating surpluses beyond the CBOE’s needs for working capital. As of January 1, 2006, the board of directors of CBOE instructed management to begin a transition to operating the CBOE on a for-profit basis. Therefore, the historical financial information provided herein will not necessarily be indicative of our future performance and should be read in that context.

The restructuring transaction will convert our organization from a non-stock company with members into a stock holding company with stockholders. Our members will become stockholders of CBOE Holdings. Following the restructuring transaction, we will earn access fee revenue from trading permit holders and will no longer generate revenue from membership dues. Based on our current assumptions, we expect that a significant amount of incremental operating revenues will be generated by access fees from trading permit holders.

CBOE operates in one business segment.

Components of Operating Revenues

Transaction Fees

The primary and largest source of the CBOE’s operating revenues is transaction fee revenue. Transaction fee revenue is a function of three variables: (1) exchange fee rates, determined primarily by contract type; (2) trading volume; and (3) transaction mix between contract type (member versus non-member). Because our trading fees are assessed on a per contract basis, our exchange fee revenue is highly correlated to the volume of contracts traded on our markets. While exchange fee rates are established by the CBOE, trading volume and transaction mix are primarily influenced by factors outside the CBOE’s control. These external factors include price volatility in the underlying securities and national and international economic and political conditions. In addition, the SEC recently published for comment proposed rule amendments that, if adopted as proposed, would place a $0.30 per contract limit on the total access fees that an exchange may charge for the execution of an order against a quotation that is the best bid or best offer of such exchange in a listed option. If the proposed rules are adopted as proposed, or are adopted in a form substantially similar to that proposed, they would reduce transaction fees materially.

Revenue is recorded as transactions occur on a trade-date basis. Transaction fee revenue accounted for 82.5% and 81.5% of total operating revenues for the three months ended March 31, 2010 and 2009, respectively.

Recent years have seen a steady increase in the total trading volume on U.S. options exchanges. According to OCC, total options contract volume in 2005, 2006, 2007, 2008 and 2009 was 1.50 billion, 2.03 billion, 2.86 billion, 3.58 billion and 3.61 billion contracts, respectively, representing year-over-year growth of 35% in 2006, 41% in 2007, 25% in 2008 and 1% in 2009. The options industry was not immune to the financial crisis that began in the fall of 2008. Most participants in the options markets, including major investment banks, hedge funds and institutional and retail investors, suffered reductions in their asset and capital bases and generally reduced their trading activity. As a result, the growth in options trading in 2009 did not keep pace with the historical trend.

For the quarter ended March 31, 2010, total options contract volume at CBOE was 277.3 million, an increase of 1% as compared with the same period in 2009.

The following chart illustrates trading volume across the different categories of products traded at CBOE for the first three months of 2010 and 2009:

	Options Contract Volume
Three months ended March 31	2010	2009
Equities	146,171,101	148,665,177
Indexes	67,670,542	53,693,386
Exchange-traded funds	63,421,428	70,744,815
Total	277,263,071	273,103,378

The equities category reflects trading in options contracts on the stocks of individual companies. Indexes include options contracts on market indexes and on the interest rates of U.S. Treasury Securities. Exchange-traded funds (ETFs) are baskets of stocks designed to generally track an index, but which trade like individual stocks.

For CBOE specifically, our volume growth has equaled or exceeded industry averages driven by strong product offerings, as well as the implementation of our hybrid trading model. For the years 2005 through 2009, the industry growth rate was 24% versus 25% for CBOE. For the same time period, CBOE’s market share increased to 31.4% in 2009 from 31.1% in 2005. For the first three months of 2010, CBOE’s market share declined to 30.0% compared with 31.7% for the same period in 2009.

We believe that the number of investors that use options represents a growing proportion of the total investing public and that the growth in the use of options represents a long-term trend that will continue in the future. Furthermore, we believe significant opportunities exist to expand the use of options by both institutional and professional investors and for the migration of activity from the over-the-counter market to exchanges.

While there is no certainty, we expect that the industry-wide and CBOE-specific factors that contributed to past volume changes will continue to contribute to future volume levels. Therefore, if these same factors continue to exist, we may experience similar changes in contract trading volume. However, additional factors may arise that could offset future increases in contract trading volume or result in a decline in contract trading volume, such as new or existing competition or other events. Accordingly, our recent contract trading volume history may not be an indicator of future contract trading volume.

Access Fees

Access fees represent fees assessed to CBOE Temporary Members and interim trading permit holders for the right to trade at CBOE and dues charged to members. The interim trading permit program was initiated in July 2008.

CBOE has assessed access fees to CBOE Temporary Members since September 2007, but the revenue recognition was deferred pending the resolution of the Settlement Agreement. The Delaware Court issued a Memorandum Opinion in June 2009 approving the Settlement Agreement. Based on the favorable settlement ruling, CBOE, in June 2009, began recognizing as revenue the fees assessed to CBOE Temporary Members in 2009 that were not subject to the fee-based payments under the Settlement Agreement. Based on the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement in December 2009, CBOE recognized as revenue fees assessed to and collected from CBOE Temporary Members in 2007 and 2008 that were not subject to the fee-based payments under the Settlement Agreement. This category of revenue accounted for 2.2% of total operating revenues for each of the three months ended March 31, 2010 and 2009. Following the restructuring transaction, we will generate access fees from trading permit holders, which, based on our current assumptions, we expect will represent a larger percentage of our operating revenues.

Exchange Services and Other Fees

To facilitate trading and provide technology services, the Exchange offers trading floor space, terminal, printer and other equipment rentals, maintenance services and telecommunications services. Trading floor and equipment rents are generally on a month-to-month basis. Facilities, systems services and other fees are generally monthly fee-based, although certain services are influenced by trading volume or other defined metrics, while others are based solely on demand. Revenue from exchange services and other fees has been flat to trending down as a greater number of our market participants access CBOE through electronic means rather than in an open outcry environment. This category of revenue accounted for 4.3% and 6.2% of our total operating revenues for the three months ended March 31, 2010 and 2009, respectively.

Market Data Fees

Market data fees represent income derived from the sale of our transaction information through the OPRA and CBOE’s market data services. OPRA is not consolidated with CBOE. OPRA gathers market data from various options exchanges, including CBOE, and, in turn, disseminates this data to third parties who pay fees to OPRA to access the data. As a member exchange, we are members of a management committee with other member exchanges that administer the OPRA limited liability agreement. Revenue generated by OPRA from the dissemination of market data is shared among OPRA’s members according to the relative number of trades executed by each of the member exchanges as calculated each quarter. A trade consists of a single transaction, but may consist of several contracts. Each member exchange’s share of market data revenue generated by OPRA is calculated on a per trade basis and is not based on the underlying number of contracts. CBOE also derives revenue from the direct sale of a wide range of current and historical market data. This category of revenue accounted for 5.7% and 5.4% of our total operating revenues for the three months ended March 31, 2010 and 2009, respectively.

Regulatory Fees

We charge fees to our members and member firms in support of our regulatory responsibilities as a self regulatory organization under the Exchange Act. Historically, most of this revenue was based on the number of registered representatives that a CBOE member firm maintained. In 2008, CBOE eliminated the Registered Representative Fee and announced a new fee structure that was implemented in 2009, under which regulatory fees are based on the number of customer contracts executed by member firms. CBOE began charging the customer contracts-based Options Regulatory Fee as of March 1, 2009. CBOE expects the amount of revenue collected from the Options Regulatory Fee to be approximately the same as the amount of revenue collected from the former Registered Representative Fee. This source of revenue could decline in the future if the number of customer contracts executed by CBOE member firms declines and rates are not increased. This category of revenue accounted for 3.8% and 3.0% of our total operating revenues for the three months ended March 31, 2010 and 2009, respectively.

Other Revenue

Other revenue accounted for 1.5% and 1.7% of our total operating revenues for the three months ended March 31, 2010 and 2009, respectively. The following sub-categories represent the largest source of revenue within other revenues:

•                  Revenue associated with advertisements through our corporate web site, www.CBOE.com;

•                  Rental of commercial space in the lobby of our building;

•                  Revenue generated through our order routing cancel fee; and

•                  Revenue derived from fines assessed for rule violations.

Components of Operating Expenses

Our operating expenses generally support our open outcry markets and hybrid trading model and are mainly fixed in nature, meaning that the overall expense structure is generally independent of trading volume. Salaries and benefits represent our largest expense category and tend to be driven by both our staffing requirements and the general dynamics of the employment market. Other significant operating expenses in recent years have been expenses associated with enhancements to our trading systems, royalty fees to licensors of licensed products, trading volume incentives and costs related to outside services.

Other Income/(Expense)

Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other income/(expense). These activities primarily include investing of excess cash, financing activities and investments in other business ventures.

•                  Investment income represents our return from the investment of our excess cash. Currently, CBOE invests its excess cash in highly liquid, short-term investments, such as money market funds. Historically, we have also invested our cash in highly-liquid, investment grade commercial paper, corporate bonds and U.S. Treasuries. Our highest priority in making investment decisions is to assure the preservation of principal and secondarily to retain liquidity to meet projected cash requirements and maximize yield within the specified quality and maturity restrictions.

•                  Net loss from investment in affiliates includes losses from our investment in OneChicago, LLC (OneChicago).

•                  Other borrowing costs are associated with a $150 million senior credit facility. These costs primarily represent commitment fees paid on the unused portion of the facility and the amortization of deferred financing costs.

Recent Developments

For the period April 1, 2010 through May 31, 2010, CBOE’s average daily options contract volume was 5.92 million. Within that total, equity contracts averaged 2.93 million per day, index contracts averaged 1.39 million per day, and ETF contracts averaged 1.60 million contracts per day. Also, within the index category, SPX averaged 0.93 million contracts per day and VIX averaged 0.30 million contracts per day for the period April 1, 2010 through May 31, 2010.

As of May 26, 2010, CBOE has confirmed requests for 817 trading access permits following the restructuring transaction. These requests consist of 706 market maker permits and 111 floor broker permits. Of the 706 market maker permits, 184 include access to SPX. In addition, 36 electronic access permits have been requested. The initial trading permits will have a term of one month and will automatically renew on a monthly basis, subject to the holders’ right to terminate.

CONSOLIDATED RESULTS OF OPERATIONS

The following summarizes changes in financial performance for the three months ended March 31, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
	(dollars in millions)
Total operating revenues	$101.1	$98.1	$3.0	3.1%
Total operating expenses	62.4	57.8	4.6	8.0%
Operating income	38.7	40.3	(1.6)	(4.0)%
Total other income/(expense)	(0.3)	0.1	(0.4)	(400.0)%
Income before income taxes	38.4	40.4	(2.0)	(5.0)%
Income tax provision	15.7	16.1	(0.4)	(2.5)%
Net income	$22.7	$24.3	$(1.6)	(6.6)%
Operating income percentage	38.3%	41.1%
Net income percentage	22.5%	24.8%

•                  Total operating revenues increased due to higher transaction fees, regulatory fees and market data fees, partially offset by a decrease in exchange services and other fees and other revenue.

•                  Total operating expenses increased primarily due to increases in employee costs, royalty fees and outside services, partially offset by a decrease in trading volume incentives and other expenses.

•                  Total other income/(expense) decreased primarily due to lower investment income for the first three months of 2010 as compared to the same period in 2009.

Significant Events in 2010

On April 21, 2010, the SEC published for comment proposed rule amendments that, if adopted as proposed, would place a $0.30 per contract limit on the total access fees that an exchange may charge for the execution of an order against a quotation that is the best bid or best offer of such exchange in a listed option. If the proposed rule amendments are adopted as proposed, or are adopted in a form substantially similar to that proposed, they would materially reduce transaction fees. A 60-day comment period ends June 21, 2010 after which the SEC will review responses from constituents. CBOE intends to comment on the proposal, seek clarification on omissions and inconsistencies and defend its pricing structure for its premium products. The results for the three months ended March 31, 2010 were not impacted by the proposed rule amendments.

On April 23, 2010, CBOE provided information regarding a post-demutualization access program. Following the restructuring transaction, physical and electronic access to the trading facilities of CBOE, subject to such limitations and requirements as will be specified in the Rules of the CBOE, will be available to individuals and organizations that have obtained a trading permit from CBOE. The initial trading permits will be issued at monthly rates established by the CBOE and filed with the SEC. The initial trading permits will have a term of one month and will automatically renew on a monthly basis, subject to the holders’ right to terminate. The initial permit fees that CBOE currently plans to assess are $7,500 per month for market maker and floor broker permits and $2,000 per month for electronic access permits. CBOE currently plans to discount these permit fees by 20% through the end of 2010. CBOE currently anticipates initially charging $3,750 per month for quoting and order entry bandwidth packets and $2,000 per month for order entry bandwidth packets and also plans to discount these fees by 20% through the end of 2010. CBOE currently intends to initially assess a $3,000 per month surcharge to market makers that trade SPX options. CBOE currently plans to begin assessing these fees on the first day of the month following the month in which the restructuring transaction is completed. The revenue collected for trading permits, quoting and order entry bandwidth will be reflected in access fees.

Operating Revenues

Total operating revenues for the three months ended March 31, 2010 were $101.1 million, an increase of $3.0 million, or 3.1%, compared with the same period in 2009. The following summarizes changes in total operating revenues for the three months ended March 31, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
	(in millions)
Transaction fees	$83.4	$79.9	$3.5	4.4%
Access fees	2.2	2.2	—	—
Exchange services and other fees	4.4	6.1	(1.7)	(27.9)%
Market data fees	5.8	5.3	0.5	9.4%
Regulatory fees	3.8	2.9	0.9	31.0%
Other revenue	1.5	1.7	(0.2)	(11.8)%
Total operating revenues	$101.1	$98.1	$3.0	3.1%

Transaction Fees

Transaction fees increased 4.4% to $83.4 million for the three months ended March 31, 2010, representing 82.5% of total operating revenues, compared with $79.9 million for the same period in 2009, or 81.5% of total operating revenues. This increase was largely driven by increases of 1.7% and 2.7% in trading volume and average transaction fee per contract, respectively. The following summarizes transactions fees by product for the three months ended March 31, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
	(in millions)
Equities	$26.9	$29.0	$(2.1)	(7.2)%
Indexes	40.4	30.5	9.9	32.5%
Exchange-traded funds	14.9	20.2	(5.3)	(26.2)%
Total options transaction fees	82.2	79.7	2.5	3.1%
Futures	1.2	0.2	1.0	—
Total transaction fees	$83.4	$79.9	$3.5	4.4%

Trading Volume

CBOE’s average daily trading volume for the first three months of 2010 was 4.55 million contracts, up 1.6% compared with 4.48 million for the same period in 2009. Total trading days for the first three months of 2010 and 2009 was sixty-one. The following summarizes changes in total trading volume and average daily trading volume (ADV) by product for the three months ended March 31, 2010 compared to the same period in 2009.

	2010		2009		Volume Percent	ADV Percent
	Volume	ADV	Volume	ADV	Change	Change
	(in millions)
Equities	146.1	2.40	148.7	2.44	(1.7)%	(1.6)%
Indexes	67.7	1.11	53.7	0.88	26.1%	26.1%
Exchange-traded funds	63.4	1.04	70.7	1.16	(10.3)%	(10.3)%
Total options contracts	277.2	4.55	273.1	4.48	1.5%	1.6%
Futures contracts	0.6	—	0.1	—	—	—
Total contracts	277.8	4.55	273.2	4.48	1.7%	1.6%

Average transaction fee per contract

The average transaction fee per contract was $0.300 for the three months ended March 31, 2010, an increase of 2.7% compared with $0.292 for the same period in 2009. Average transaction fee per contract represents transaction fees divided by total contracts. In general, CBOE faces continued pressure on transaction fees in the markets in which it competes. The following summarizes average transaction fee per contract by product for the three months ended March 31, 2010 compared to the same period in 2009.

	2010	2009	Percent Change
Equities	$0.184	$0.195	(5.6)%
Indexes	0.597	0.569	4.9%
Exchange-traded funds	0.236	0.285	(17.2)%
Total options average transaction fee per contract	0.297	0.292	1.7%
Futures	1.952	1.689	15.6%
Total average transaction fee per contract	$0.300	$0.292	2.7%

There are a number of factors that contributed to the increase in our average transaction fee per contract for the three months ended March 31, 2010 compared to the same period in 2009. These include:

•                  Product mix—The increase in the average transaction fee per contract reflects a shift in the volume mix by product. Indexes accounted for 24.4% and 19.7% of options contracts traded in the first three months of 2010 and 2009, respectively. Since indexes represent CBOE’s highest-margin products, their increase as a percent of total volume contributed to the increase in the total average transaction fee per contract.

•                  Premium products—Premium products are those which we believe warrant the same or higher pricing for customer, professional and voluntary professional orders as our market-maker, member firm and broker-dealer orders and for all non-public customer transactions. These products include options on all licensed and proprietary index options and futures. Contract volume in premium products increased for the first three months ended March 31, 2010 as compared with same period in 2009, primarily due to a 14.4% and 175.4% increase in SPX and VIX, respectively. As a percentage of total index options volume for the three months ended March 31, 2010 and 2009, SPX and VIX accounted for 65.9% and 20.5%, respectively, and 72.6% and 9.4%, respectively. As a percentage of total index options transaction fees for the three months ended March 31, 2010 and 2009, SPX and VIX accounted for 71.0% and 16.4%, respectively, and 75.6% and 8.6%, respectively.

•                  New order type—In 2010, CBOE implemented a new order type, referred to as “Professional.” The purpose of the new order type is to distinguish between those public customer orders routed to CBOE which are for non-professional, retail investors and those public customer orders which are for persons or entities that have access to information and technology that enables them to professionally trade listed options in the same manner as a broker-dealer. In the prior year, CBOE did not charge transaction fees for these types of orders as they were included in the order type “Customer.”

We have and will continue to change our fees in response to competitive pressures in the options industry. Any future fee changes may increase or decrease our average transaction fee per contract. Our average transaction fee may also increase or decrease based on changes in trading patterns of market makers and order-flow providers which are based on factors not in our control. Our average transaction fee will also change if recently proposed SEC rule changes are adopted as proposed.

At March 31, 2010, there were approximately 90 clearing firms, two of which cleared a combined 61% of our trades in the three months ended March 31, 2010. No one customer of either of these clearing firms represented more than 10% of our transaction fees revenue for the first three months of 2010 or 2009. Should a clearing firm withdraw from the Exchange, we believe the customer portion of that firm’s trading activity would likely transfer to another clearing firm. Therefore, we do not believe CBOE is exposed to a significant risk from the loss of revenue received from a particular clearing firm.

Access Fees

Access fees for the three months ended March 31, 2010 and 2009 were $2.2 million, representing 2.2% of total operating revenues. Though the access fees for the first three months ended March 31, 2010 were comparable to the same period in 2009, components of the line item reflected significant variances. Temporary access fees increased $1.0 million for the three months ended March 31, 2010 compared to the same period in 2009. For the three months ended March 31, 2009, revenue recognition of the temporary access fees were deferred pending final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. The increase in temporary access fees was primarily offset by a decrease in interim trading permit revenue. For the three months ended March 31, 2010 as compared to the same period in 2009, interim trading permit revenue decreased $0.9 million primarily due to a decline in permit fees, which reflects lower seat lease prices, the quantity of interim trading permits issued and an increase in amounts paid by CBOE to compensate members for unleased memberships in accordance with the interim trading permit program.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended March 31, 2010 decreased 27.9% to $4.4 million from $6.1 million for the same period in 2009, representing 4.3% and 6.2% of total operating revenues, respectively. The decrease can primarily be attributed to the elimination of the hybrid electronic quoting fee, which totaled a net assessed amount of $1.2 million in the first three months of 2009. The hybrid quoting fee was established with the purpose of promoting and encouraging more efficient quoting by assessing or crediting liquidity providers based on a bid and offer table. For 2010, CBOE believes the fee is no longer necessary to help mitigate quote message traffic. CBOE believes liquidity providers generally are quoting more efficiently in response to the expansion of the Penny Pilot Program in order to remain competitive in the penny classes.

Market Data Fees

Market data fees increased $0.5 million to $5.8 million for the three months ended March 31, 2010 from $5.3 million for the same period in 2009. This category accounted for 5.7% and 5.4% of total operating revenues, respectively. Market data fees represent income derived from OPRA as well as CBOE’s market data services. For the three months ended March 31, 2010 and 2009, OPRA and CBOE market data fees were $4.5 million and $1.2 million, respectively, and $5.0 million and $0.3 million, respectively. OPRA income is allocated through OPRA based on each exchange’s share of total options transactions cleared. CBOE’s share of OPRA income for the three months ended March 31, 2010 decreased to 28.0% from 30.6% for the same period in 2009. CBOE’s market data services provide users with current and historical options and futures data. The increase in CBOE market data fees is due to CBOE’s introduction of new market data products in the first quarter of 2010 partially offset by a decrease in CBOE’s share of total options transactions cleared.

Regulatory Fees

Regulatory fees increased 31.0% for the three months ended March 31, 2010 to $3.8 million from $2.9 million for the same period in 2009. As a percent of total operating revenues, regulatory fees accounted for 3.8% and 3.0%, respectively. Effective March 1, 2009, CBOE implemented a new fee structure under which regulatory fees are based on the number of customer contracts executed by member firms rather than the number of registered representatives. The increase is primarily due to the timing of the fee implementation in 2009.

Other Revenue

Other revenue was $1.5 million for the three months ended March 31, 2010 compared with $1.7 million for the same period in 2009, representing a decline of $0.2 million. This category accounted for 1.5% and 1.7% of total operating revenues, respectively.

Operating Expenses

Total operating expenses increased $4.6 million, or 8.0%, to $62.4 million for the three months ended March 31, 2010 from $57.8 million for the same period in 2009. This increase was primarily due to increases in employee costs, outside services and royalty fees, partially offset by a decrease in trading volume incentives and other expenses. Expenses increased to 61.7% of total operating revenues for the three months ended March 31, 2010 compared with 58.9% for the same period in 2009.

The following summarizes changes in operating expenses for the three months ended March 31, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$23.1	$20.3	$2.8	13.8%
Depreciation and amortization	7.3	6.9	0.4	5.8%
Data processing	5.1	4.5	0.6	13.3%
Outside services	8.1	6.6	1.5	22.7%
Royalty fees	10.9	8.0	2.9	36.3%
Trading volume incentives	3.7	5.7	(2.0)	(35.1)%
Travel and promotional expenses	2.0	2.3	(0.3)	(13.0)%
Facilities costs	1.4	1.4	—	—
Other expenses	0.8	2.1	(1.3)	(61.9)%
Total operating expenses	$62.4	$57.8	$4.6	8.0%

Employee Costs

For the three months ended March 31, 2010, employee costs were $23.1 million, or 22.9% of total operating revenues, compared with $20.3 million, or 20.7% of total operating revenues, for the same period in 2009. This represents an increase of

$2.8 million, or 13.8%. The increase is primarily attributed to increases in qualified and non-qualified benefit plan contributions of $0.8 million, an increase in projected incentive awards of $0.8 million reflecting the current portion of annualized expense which is aligned with CBOE’s financial performance, increased severance expense of $0.6 million due to targeted staff reductions and higher salary costs of $0.5 million due to a slight increase in headcount coupled with compensation increases granted in July of the prior year.

Depreciation and Amortization

Depreciation and amortization increased by $0.4 million to $7.3 million for the three months ended March 31, 2010 compared with $6.9 million for the same period in 2009, primarily reflecting additions to fixed assets. Additions were primarily purchases of systems hardware and software to enhance CBOE’s systems functionality and expand capacity. Depreciation and amortization charges represented 7.2% and 7.0% of total operating revenues for the three months ended March 31, 2010 and 2009, respectively.

Data Processing

Data processing expenses increased to $5.1 million for the three months ended March 31, 2010 compared with $4.5 million in the prior-year period, representing 5.0% and 4.6% of total operating revenues for the three months ended March 31, 2010 and 2009, respectively.

Outside Services

Expenses related to outside services increased to $8.1 million for the three months ended March 31, 2010 from $6.6 million in the prior-year period and represented 8.0% and 6.7% of total operating revenues for the three months ended March 31, 2010 and 2009, respectively. The $1.5 million increase primarily reflects higher legal expenses associated with the restructuring transaction and other litigation costs.

Royalty Fees

Royalty fees expense for the three months ended March 31, 2010 was $10.9 million compared with $8.0 million for the same period in 2009, an increase of $2.9 million, or 36.3%. This increase is directly related to higher trading volume in CBOE’s licensed options products and a fee increase on certain licensed index products for the three months ended March 31, 2010 compared with the same period in 2009. Royalty fees represented 10.8% and 8.2% of total operating revenues for the three months ended March 31, 2010 and 2009, respectively.

Trading Volume Incentives

Trading volume incentives decreased by $2.0 million to $3.7 million for the three months ended March 31, 2010 compared to $5.7 million for the same period in 2009, representing 3.7% and 5.8% of total operating revenues for the three months ended March 31, 2010 and 2009, respectively. The decrease reflects a decline in expenses related to a market linkage program partially offset by an increase in expenses for an incentive program for market-makers related to penny pilot classes.

The market linkage program is intended to encourage broker-dealers to route customer orders to CBOE rather than to our competitors and provides our liquidity providers the opportunity to quote on the order while saving customers the execution fee they would otherwise incur by routing directly to a competing exchange. If a competing exchange quotes a better price, we route the customer’s order to that exchange and pay the associated costs. Regardless of whether the transaction is traded at CBOE, the order flow potential enhances CBOE’s overall market position and participation and provides cost savings to customers. Market linkage expenses vary based on the volume of contracts linked to other exchanges and fees charged by other exchanges. For the three months ended March 31, 2010, the decrease in the expense for the market linkage program represents a decrease in the number of customer orders routed to CBOE.

CBOE provides an incentive to market-makers for transactions in a penny pilot class. To qualify for the incentive, 60% of the market-maker’s quotes in that class in the prior period must be on one side of the National Best Bid and Offer (NBBO). Due to increased offerings in the Penny Pilot Program, CBOE has experienced an increase in expenses related to the incentive program for the three months ended March 31, 2010 as compared to the same period in 2009. In the second half of 2009, the SEC approved a proposal to continue to expand the Penny Pilot Program through December 31, 2010. The expansion is achieved by adding the 300 most actively traded, multiply listed options classes, in groups of 75 through August 2010, that are not currently in the program. As of March 31, 2010, 150 of the 300 most actively traded, multiply listed options classes have been added to the Penny Pilot Program with the remaining 150 most actively traded, multiply listed classes being added, in groups of 75, in May and August 2010.

Facilities Costs

Facilities costs for the three months ended March 31, 2010 and 2009 were $1.4 million, representing 1.4% of total operating revenues for the three months ended March 31, 2010 and 2009.

Other Expenses

Other expenses totaled $0.8 million for the three months ended March 31, 2010, a decrease of $1.3 million from the same period in 2009. The decrease is primarily attributed to residual costs of $0.5 million recorded in the first quarter of 2009 for an autoquote subsidy program, which was eliminated at the end of 2008. In 2009, CBOE also experienced higher costs for interruptions or omissions which impacted trading operations. The interruptions or omissions can range from power outages to issues regarding data input. CBOE did not experience the same level of expense for the three months ended March 31, 2010 as compared to the same period in 2009. Other expenses were 0.7% and 2.1% of total operating revenues for the three months ended March 31, 2010 and 2009, respectively.

Operating Income

As a result of the items above, operating income for the three months ended March 31, 2010 was $38.7 million compared to $40.3 million for the same period in 2009, a reduction of $1.6 million.

Other Income/(Expense)

Investment Income

Investment income totaled $0.1 million for the three months ended March 31, 2010, a decrease of $0.4 million compared with the same period in 2009. The drop in investment income was due to lower yields realized on higher invested cash for the three months ended March 31, 2010 as compared to the same period in 2009.

Net Loss from Investment in Affiliates

Net loss from investment in affiliates was $0.2 million for the three months ended March 31, 2010 and 2009. The loss reflects CBOE’s share of the operating losses of OneChicago.

Other Borrowing Costs

On December 23, 2008, CBOE entered into a senior credit facility with three financial institutions. The credit agreement is a three-year revolving credit facility of up to $150 million and expires on December 23, 2011. CBOE pays a commitment fee on the unused portion of the facility. The commitment fee and amortization of deferred financing costs associated with the credit facility totaled $0.2 million for the three months ended March 31, 2010 and 2009. There have been no borrowings against the credit facility in 2010.

Income before Income Taxes

As a result of the items above, income before income taxes for the three months ended March 31, 2010 was $38.4 million compared to $40.4 million for the same period in 2009, a reduction of $2.0 million.

Income Tax Provision

For the three months ended March 31, 2010, the income tax provision was $15.7 million compared to $16.1 million for the same period in 2009. This decrease is directly related to the decline in income before income taxes partially offset by an increase in the effective tax rate. The effective tax rate was 41.0% and 39.9% for the three months ended March 31, 2010 and 2009, respectively. The increase in our effective tax rate was primarily due to an increase in permanent and other differences.

Net Income

As a result of the items above, net income for the three months ended March 31, 2010 was $22.7 million compared to $24.3 million for the same period in 2009, a reduction of $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of March 31, 2010, total assets were $632.5 million, an increase of $60.6 million compared with $571.9 million at December 31, 2009. This increase was primarily due to positive cash flow generated from operations. The following highlights the key factors that contributed to the change in total assets:

•                  Cash and cash equivalents increased by $55.8 million to $439.5 million, reflecting an increase in funds available due to positive cash generated from operations and the prepayment of liquidity provider transaction fees. Our cash and cash equivalents were primarily comprised of investments in money market funds.

•                  Accounts receivable increased by $6.9 million to $37.3 million from $30.4 million primarily due to growth in transaction fees.

At March 31, 2010, total liabilities were $421.7 million, an increase of $37.9 million from the December 31, 2009 balance of $383.8 million. This increase is primarily due to an increase in deferred revenue of $32.6 million due to prepayments of liquidity provider transaction fees that are amortized over the year and an increase in income taxes payable of $17.4 million, partially offset by a $10.3 million decrease in accounts payable and accrued expenses primarily due to the payment of prior year incentive compensation in the first quarter of 2010, partially offset by current year accruals for incentive compensation.

Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses and capital expenditures and, for 2010, also will include the cash payment under the Settlement Agreement and an anticipated special dividend to be paid following the restructuring. We expect to use cash on hand at March 31, 2010 and funds generated from operations to fund our 2010 cash requirements.

To ensure that CBOE has adequate funds available, it secured a $150 million revolving credit facility in December 2008, which became available upon the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. Although CBOE does not anticipate that it will need to borrow funds under the facility to meet its 2010 cash requirements, including its obligation under the Settlement Agreement and the anticipated special dividend, the facility provides us the flexibility in accessing available sources of funds. As of March 31, 2010, no borrowings were outstanding under the credit facility.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $62.3 million for the first three months of 2010, compared with $49.7 million in the same period in 2009. Net cash provided by operating activities in 2010 was $39.6 million higher than net income. The primary adjustments are an increase in deferred revenue of $32.6 million due to the prepayment of transaction fees that are amortized over the year, an increase in income taxes payable of $17.4 million and $7.3 million in depreciation and amortization. These amounts are partially offset by a decrease in accounts payable and accrued expenses during the current quarter of $9.4 million primarily due to the payment of 2009 incentive compensation in the first quarter of 2010, partially offset by current year incentive compensation accruals.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $6.6 million and $13.3 million for the three months ended March 31, 2010 and 2009, respectively. Expenditures for capital and other assets totaled $6.6 million and $9.8 million for the three months ended March 31, 2010 and 2009, respectively. These expenditures primarily represent purchases of systems hardware and software.

Capital Expenditures

Capital expenditures totaled $6.6 million and $9.8 million for the three months ended March 31, 2010 and 2009, respectively, and $38.0 million, $43.8 million and $32.1 million for the 2009, 2008 and 2007 fiscal years, respectively. The majority of these capital expenditures were for the enhancement or the expansion of CBOE’s trading technology and applications. CBOE continually invests in technology to support its trading platform to ensure that its systems are robust and have the capacity to handle the volume growth being witnessed in the options industry. In addition to capacity needs, our systems are constantly being modified to handle more complex trading strategies and sophisticated algorithms at the fastest possible response time.

CBOE expects capital expenditures in 2010 to be at approximately the same level of 2009 capital expenditures.

Net Cash Flows from Financing Activities

Net cash flows from financing activities totaled $0.1 million for the three months ended March 31, 2010 and 2009.

Dividends

As a member organization, CBOE has never paid dividends. If the restructuring occurs, we intend to pay regular quarterly dividends to our shareholders beginning in 2010. The annual dividend target will be approximately 20% to 30% of prior year’s net income adjusted for unusual items. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our board of directors deems relevant. Future credit facilities, other future debt obligations and statutory provisions, may limit, or in some cases prohibit, our ability to pay dividends.

The CBOE Holdings board of directors has appointed a special committee for purposes of declaring a special dividend. The committee has been authorized to declare a dividend of $1.25 per share of Class A and Class B common stock outstanding immediately following the completion of the restructuring transaction and the issuance of Class B common stock pursuant to the Settlement Agreement. The committee may not declare or pay the special dividend unless the restructuring transaction is approved by a majority of the CBOE memberships entitled to vote and the restructuring has been completed.

Credit Facility

CBOE and CBOE Holdings entered into a credit agreement dated as of December 23, 2008 with The Bank of America, N.A., as administrative agent, and the other lenders party thereto. The credit agreement provides for borrowings on a revolving basis of up to $150,000,000 and has a maturity date of December 23, 2011. Borrowings may be maintained at a Eurodollar rate or a base rate. The Eurodollar rate is based on LIBOR plus a margin. The base rate is based on the highest of (i) the federal funds rate plus 50 basis points, (ii) the prime rate or (iii) the Eurodollar rate plus 50 basis points, plus, in each case, a margin. The margin ranges from 150 to 200 basis points, depending on leverage. The credit agreement requires us to maintain a consolidated leverage ratio not to exceed 1.5 to 1.0 and a consolidated interest coverage ratio of no less than 5.0 to 1.0.

Commercial Commitments and Contractual Obligations

The CBOE leases office space in downtown Chicago, Illinois for its Regulatory Division, in a suburb of Chicago for its disaster recovery center, in New York for certain marketing activities and in Secaucus, New Jersey for C2, with lease terms remaining from 3 months to 39 months as of March 31, 2010. In addition, CBOE has contractual obligations related to certain advertising programs and licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements which total $13.2 million for the next five years and $2.8 million for the five years thereafter. Total rent expense related to these lease obligations for the three months ended March 31, 2010 and 2009 were $0.8 million and $0.7 million, respectively. Future minimum payments under these non-cancelable lease and advertising agreements were as follows at March 31, 2010 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years
Operating leases	$6,283	$2,364	$3,275	$644
Contractual obligations	2,822	1,370	1,452	—
Total	$9,105	$3,734	$4,727	$644

LEGAL ISSUES

The CBOE is currently a party to various legal proceedings. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. For a description of current CBOE litigation see Note 10 of Notes to Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

CBOE provides markets for trading securities options. However, CBOE does not trade options for its own account. CBOE invests available cash in highly liquid, short-term investments, such as money market funds or investment grade paper. Our investment policy is to preserve capital and liquidity. CBOE does not believe there is significant risk associated with these short-term investments. CBOE has no long-term or short-term debt. Refer to Part II, Item 1A of this Form 10-Q for a discussion regarding the “Risk Factors” associated with CBOE’s business.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the three months ended March 31, 2010. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in CBOE’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of current CBOE litigation please see Note 10 of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Risks Relating to Our Business

Regulatory changes affecting the listed options market, or changes to the tax treatment for options trading, could have a significant affect on the behavior of market participants, which could have a material adverse affect on our business.

The listed options market depends on a national market structure that facilitates the efficient buying and selling of underlying stocks, futures and other products. Government action, such as changes in regulation by the SEC or changes in federal taxation, could materially affect the behavior of market participants. For example, the SEC recently approved new rules related to short selling that could impact the use of options by both members and customers. In particular, new restrictions on short selling do not contain an options market maker exception and could adversely affect the ability of options market makers to conduct their business on the CBOE and elsewhere. In addition, the SEC has proposed a rule that would ban the use of “flash orders.” We believe that prohibiting flash orders would eliminate price improvement opportunities and create additional execution costs for our customers. We cannot predict what future actions the SEC might take with respect to its rulemakings on short selling, flash orders or other matters, or the impact that any such actions may have on our business. If our market participants reduce or otherwise modify their trading activity on the CBOE due to either proposed or actual regulatory changes, our business, operating results and financial condition may be materially impacted.

In 2009, the current administration proposed a change to the existing tax treatment for futures traders and certain options market participants, including options market makers. The proposal calls for repeal of the “60/40 Rule,” which allows market makers to pay a blend of capital gains and ordinary tax rates on their income. In addition, legislation has been introduced that would impose a new tax on securities, futures and swap transactions, including exchange-traded options. If either the proposed repeal of the “60/40 Rule” or a transaction tax were to become law, the resulting additional taxes could have a negative impact on the options industry and CBOE by making options transactions more costly to market participants.

The SEC recently published for comment proposed rule amendments that, if adopted as proposed, would place a $0.30 per contract limit on the total access fees that an exchange may charge for the execution of an order against a quotation that is the best bid or best offer of such exchange in a listed option. The SEC estimated in its release, based on December 2009 options trade data available to the SEC, that if the $0.30 fee cap were applied as proposed in the release, the potential reduction in annual revenue to CBOE could be approximately $23.9 million. We do not have complete information on how the SEC arrived at this figure. We undertook our own review of December 2009 trade data in which we only applied the proposed fee cap to the execution of orders that traded against CBOE’s displayed best bid or offer. Although the proposed rule is drafted broadly, our review was based on CBOE’s interpretation of the SEC’s discussion in the release which largely focuses on access to displayed bids and offers and makes statements such as: “the proposed access fee would apply only to quotations that market participants are required to access to comply with the Trade-Through Rules.” Based on this interpretation and our analysis (using our December 2009 contract volume), we currently estimate that the potential reduction to the transaction fee component of annual operating revenue of CBOE could be approximately $14.2 million. We note that we did not exclude transactions in singly-listed options for this analysis in order to allow a more consistent comparison with how we understand the SEC to have calculated its estimate.

We cannot predict whether the SEC will adopt the fee cap as proposed, a modified version, or at all. The potential impact to our revenues, however, could be higher or lower depending on changes in our contract volume and product mix in future periods as well as other factors, including those that are currently being considered as part of the rulemaking process. For example, in its release, the SEC asks whether the proposed fee cap should only apply to multiply-listed options. If the proposed rules are adopted as proposed, or are adopted in a form substantially similar to that proposed, and CBOE is unable to make changes to its fee structure in response to the rules as adopted, they would have a material adverse effect on our business, result of operations and financial condition.

Loss of our exclusive licenses to list certain index options could have a material adverse effect on our financial performance.

We hold exclusive licenses to list securities index options on the S&P 500 Index, the S&P 100 Index and the DJIA, granted to us by the owners of such indexes. In 2009, approximately 32% of CBOE’s transaction fees were generated by our exclusively-licensed index products. Revenue attributable to SPX, our S&P 500 Index option product and our largest product by revenue, represented 92% of the transaction fees generated by our exclusively-licensed index products. As a result, our operating revenues are dependent in part on the exclusive licenses we hold for these products.

The value of our exclusive licenses to list securities index options depends on the continued ability of index owners to grant us licenses or require licenses for the trading of options based on their indexes. Although recent court decisions have allowed the trading of options on ETFs based on indexes without licenses from the owners of the underlying indexes, none of these decisions has overturned existing legal precedent that requires an exchange to be licensed by the owner of an underlying index before it may list options based on the index. However, in two pending cases between International Securities Exchange, Inc., or ISE, and the owners of the S&P 500 Index and the DJIA, and, in one of the cases, the CBOE, ISE seeks a judicial determination that it (and, by extension, other options exchanges) has the right to list options on those indexes without licenses and, therefore, without regard to the CBOE’s exclusive licenses to list securities options on those indexes. These cases are currently pending. See “Part II — Item 1—Legal Proceedings.” Because of these cases, there is a risk that ISE may be successful in obtaining a judicial determination eliminating the right of index owners to require licenses to use their indexes for options trading, including on an exclusive basis. In addition, competing exchanges may convince the SEC, or seek a judicial action, to limit the right of index owners to grant exclusive licenses for index options trading or to prevent exchanges from entering into such exclusive licenses. If unlicensed trading of index options were permitted or if exclusive licenses for index options trading were prohibited or limited, the value of the CBOE’s exclusive licenses would be eliminated, and the CBOE likely would lose market share in these index options. An adverse ruling in the ISE litigation could also result in legal challenges to our exclusive use of our proprietary indexes for options.

There is also a risk, with respect to each of our current exclusive licenses, that the owner of the index may determine not to renew the license on an exclusive basis, or not to renew it at all, upon the expiration of the current term. In the first event, we would be subject to multiple listing in the trading of what is now an exclusive index product, resulting in a loss of market share and negatively impacting the profitability to the CBOE of trading in the licensed products. In the second event, we could lose the right to list the index product entirely. The loss or limited use of any of our exclusive index licenses for any reason could have a material adverse effect on our business and profitability.

Furthermore, our competitors may succeed in providing a market for the trading of index-based products that are economically similar to those for which we have exclusive licenses. It is also possible that a third party may offer trading in index-based products that are the same as those that are the subject of one of our exclusive licenses, but in a jurisdiction in which the index owner cannot require a license or in a manner otherwise not covered by our exclusive license.

Recently, CBOE and S&P agreed that S&P may license one or more clearing agencies to clear OTC options based on the S&P 500 index which meet certain criteria, some of which are currently under negotiation, and that S&P will compensate CBOE for any transaction cleared under such a license based on the notional value of the transaction. Although CBOE expects these transactions to generate incremental revenue, the clearing of options on the S&P 500 index that are traded OTC could lead to the migration to the OTC market of some trades that today would be entered into on CBOE, and there can be no assurance that any revenue gained will replace the revenue lost due to any migration.

A significant portion of our operating revenues are generated by our transaction-based business. If the amount of trading volume on the CBOE decreases, our revenues from transaction fees will decrease.

In 2009, 2008 and 2007, approximately 74%, 83% and 79% of our operating revenues, respectively, and for the three months ended March 31, 2010 and 2009, 82.5% and 81.5% of our operating revenues, respectively, were generated by our transaction-based business. This business is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. CBOE’s total trading volumes could decline if our market participants decide to reduce their level of trading activity for any reason, such as: (i) a reduction in the number of traders that use us, (ii) a reduction in trading demand by customers, (iii) heightened capital maintenance requirements or other regulatory or legislative requirements, (iv) reduced access to capital required to fund trading activities or (v) significant market disruptions. If the amount of trading volume on the CBOE decreases, our revenues from transaction fees will decrease. There may also be a reduction in revenue from market data fees or other sources of revenue. If the CBOE’s share of total trading volumes decreases relative to our competitors, our markets may be less attractive to market participants and we may lose trading volume and associated transaction fees and market data fees as a result.

Intense competition could materially adversely affect our market share and financial performance.

Competition among options exchanges has intensified since the CBOE was created in 1973, and we expect this trend to continue. We compete with a number of entities on several different fronts, including the cost, quality and speed of our trade execution, the functionality and ease of use of our trading platform, the range of our products and services, our technological innovation and adaptation and our reputation. Our principal competitors are the seven other U.S. options exchanges. We also compete against investment banks and others writing options over-the-counter.

We currently face greater competition than ever before in our history. Virtually all of the equity options and options on ETFs listed and traded on the CBOE are also listed and traded on other U.S. options exchanges. Some order-providing firms have taken ownership positions in options exchanges that compete with us, thereby giving those firms an added incentive to direct orders to the exchanges they own. As a result of these competitive developments, our market share of options traded in the U.S. fell from approximately 45% in 2000 to approximately 31% in 2009.

In response to these developments, we developed our own electronic trading facility that we operate as part of a “hybrid” model, combining electronic trading and remote off-floor market-makers with traditional floor-based, open outcry trading. We also administer a program through which we collect a marketing fee on market maker transactions. The funds collected are made available to the specialist and preferred market makers for use in payment for order flow. These changes may not be successful in maintaining or expanding our market share in the future. Likewise, our future responses to these or other competitive developments may not be successful in maintaining or expanding our market share.

In addition, many of our competitors and potential competitors may have greater financial, marketing, technological, personnel and other resources than we do. These factors may enable them to develop similar or more innovative products, to offer lower transaction fees or better execution to their customers or to execute their business strategies more quickly or efficiently than we can.

Furthermore, our competitors may:

•                  respond more quickly to competitive pressures;

•                  develop products that compete with our products or are preferred by our customers;

•                  price their products and services more competitively;

•                  develop and expand their technology and service offerings more efficiently;

•                  provide better, more user-friendly and more reliable technology;

•                  take greater advantage of acquisitions, alliances and other opportunities;

•                  market, promote and sell their products and services more effectively;

•                  leverage existing relationships with customers and alliance partners more effectively or exploit more recognized brand names to market and sell their services; and

•                  exploit regulatory disparities between traditional, regulated exchanges and alternative markets, including over-the-counter markets, that benefit from a reduced regulatory burden and lower-cost business model.

In recent years, the derivatives industry has witnessed increased consolidation among market participants, including option exchanges and marketplaces. Consolidation and alliances among our competitors may create greater liquidity than we offer. As a result, the larger liquidity pools may attract orders away from us, leading to reductions in trading volume and liquidity on the CBOE, and therefore to decreased revenues. In addition, consolidation or alliances among our competitors may achieve cost reductions or other increases in efficiency, which may allow them to offer better prices or customer service than we do.

If our products, markets, services and technology are not competitive, our business, financial condition and operating results will be materially harmed. A decline in our transaction fees or any loss of customers would lower our revenues, which would adversely affect our profitability.

Our business may be adversely affected by price competition.

The business of operating an options exchange is characterized by intense price competition. The pricing model for trade execution for options has changed in response to competitive market conditions and CBOE and its competitors have adjusted their transaction fees and fee structures accordingly. Some competitors have introduced a market model in which orders that take liquidity from the market are charged a transaction fee and orders that provide liquidity receive a rebate. These changes have resulted in significant pricing and cost pressures on the CBOE. It is likely that this pressure will continue and even intensify as our competitors continue to seek to increase their share of trading by further reducing their transaction fees or by offering other financial incentives to order providers and liquidity providers to induce them to direct orders to their markets. In addition, one or more competitors may engage in aggressive pricing strategies and significantly decrease or completely eliminate their profit margin for a period of time in order to capture a greater share of trading. If any of these or other events occur, our operating results and profitability could be adversely affected. For example, the CBOE could lose a substantial percentage of its share of trading if it is unable to price its transactions in a competitive manner. Also, the CBOE’s profit margins could decline if competitive pressures force it to reduce its fees.

We may not be able to generate a significant amount of incremental operating revenues by making trading access available in exchange for a fee paid directly to the CBOE.

Prior to CBOE’s restructuring transaction, the ability to trade on the CBOE was an inherent right of every CBOE membership and owners of CBOE Seats either used the CBOE Seat to trade or leased the CBOE Seat to an individual or firm who used it to trade. As a result of the restructuring transaction, trading access will be separated from ownership. Upon the effectiveness of the restructuring transaction, the right to trade on the CBOE will be made available through trading permits issued by the CBOE that will be subject to fees paid directly to the CBOE. These fees are expected to account for a significant portion of our future operating revenues. If the demand for access to the CBOE is less than historic levels or if we are unable to maintain anticipated permit rates, our ability to generate incremental operating revenues through the granting of permits for trading access would be negatively impacted, which could adversely affect our profitability.

Market fluctuations and other factors beyond our control could significantly reduce demand for our products and services and harm our business.

The volume of options transactions and the demand for our products and services are directly affected by economic, political and market conditions in the United States and elsewhere in the world that are beyond our control, including:

•                  broad trends in business and finance;

•                  concerns about terrorism and war;

•                  concerns over inflation and wavering institutional or retail confidence levels;

•                  changes in government monetary policy and foreign currency exchange rates;

•                  the availability of short-term and long-term funding and capital;

•                  the availability of alternative investment opportunities;

•                  changes in the level of trading activity in underlying instruments;

•                  changes and volatility in the prices of securities;

•                  changes in tax policy;

•                  the level and volatility of interest rates;

•                  legislative and regulatory changes; and

•                  unforeseen market closures or other disruptions in trading.

General economic conditions affect options trading in a variety of ways, from influencing the availability of capital to affecting investor confidence. The economic climate in recent years has been characterized by challenging business, economic and political conditions throughout the world. Adverse changes in the economy can have a negative impact on our revenues by causing a decline in trading volume or in the demand for options market data. Because our management structure and overhead costs will be based on assumptions of certain levels of market activity, significant declines in trading volumes or demand for market data may have a material adverse effect on our business, financial condition and operating results.

Damage to the reputation of the CBOE could have a material adverse effect on our businesses.

One of our competitive strengths is our strong reputation and brand name. This reputation could be harmed in many different ways, including by regulatory failures, governance failures or technology failures. Damage to the reputation of the CBOE could adversely affect our ability to attract customers, liquidity providers and order flow, which in turn could impair the competitiveness of our markets and have a material adverse effect on our business, financial condition and operating results.

We may not be able to protect our intellectual property rights.

We rely on patent, trade secret, copyright and trademark laws, the law of the doctrine of misappropriation and contractual protections to protect our proprietary technology, proprietary index products and index methodologies and other proprietary rights. In addition, we rely on the intellectual property rights of our licensors in connection with our listing of exclusively-licensed index products. We and our licensors may not be able to prevent third parties from copying, or otherwise obtaining and using, our proprietary technology without authorization or from listing our proprietary or exclusively-licensed index products without licenses or otherwise infringing on our rights. We and our licensors may have to rely on litigation to enforce our intellectual property rights, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. We and our licensors may not be successful in this regard. Such litigation, whether successful or unsuccessful, could result in substantial costs to us, diversions of our resources or a reduction in our revenues, any of which could materially adversely affect our business. For a description of current litigation involving these matters, please see “Part II—Item 1—Legal Proceedings.”

Computer and communications systems failures and capacity constraints could harm our reputation and our business.

We must operate, monitor and maintain our computer systems and network services, including those systems and services related to our electronic trading system, in a secure and reliable manner. A failure to do so could have a material adverse effect on the functionality and reliability of our market and on our reputation, business, financial condition and operating results. System failure or degradation could lead our customers to file formal complaints with industry regulators, file lawsuits against us or cease doing business with us or could lead regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations, any of which could harm our reputation, business, financial condition and operating results.

The computer systems and communication networks upon which we rely in the operation of our Exchange may be vulnerable to security risks and other disruptions.

The secure and reliable operation of our computer systems and of our own communications networks and those of our service providers, our members and our customers is a critical element of our operations. These systems and communications networks may be vulnerable to unauthorized access, computer viruses and other security problems, as well as to acts of terrorism, natural disasters and other force majeure events. If our security measures are compromised or if there are interruptions or malfunctions in our systems or communications networks, our business, financial condition and operating results could be materially impacted. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including harm to reputation and litigation, caused by any breaches in security or system failures. Although we intend to continue to implement industry-standard security measures and otherwise to provide for the integrity and reliability of our systems, these measures may prove to be inadequate in preventing system failures or delays in our systems or communications networks, which could lower trading volume and have an adverse effect on our business, financial condition and operating results.

We may be unable to keep up with rapid technological changes.

Our industry has experienced, and will continue to experience, rapid technological change, changes in use and customer requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices. To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and features of our automated trading and communications systems. This will require us to continue to attract and retain a highly-skilled technology staff and invest the financial resources necessary to keep our systems up to date. If we fail to do so, our systems could become less competitive, which could result in the loss of customers and trading volume and have a material adverse effect on our business, financial condition and operating results.

Our decision to operate a second marketplace may have a material adverse effect on our operating results.

Our current business strategy involves the operation of C2, which we expect to launch in late 2010. This second exchange will operate separately from CBOE with its own governance structure and systems. C2 will operate as an electronic marketplace and will be capable of trading all of CBOE’s products, including SPX. In addition, C2 will serve as a backup trading facility for CBOE.

The CBOE is spending substantial funds on the development of C2 and, as of March 31, 2010, has incurred $22.9 million in expenditures. C2 may be unable to generate sufficient transaction volume and cash flow to provide a satisfactory return on CBOE’s investment. It also is possible that member firms may choose not to connect to C2, for instance, because they may conclude that doing so will not attract sufficient order flow to justify the connection cost. A failure of C2 as an exchange could result in a write off of all or some portion of our investment in C2’s development. Alternatively, if C2 is successful, it could cause a shift of trading volume from CBOE to the C2 platform.

A significant portion of our cost structure is fixed. If our operating revenues decline and we are unable to reduce our costs, our profitability will be adversely affected.

A significant portion of our cost structure is fixed, meaning that such portion of our cost structure is generally independent of trading volume. Salaries and benefits, which represented 30% of our total operating expenses in 2009, are our largest expense category and tend to be driven by both our staffing requirements and the general dynamics of the employment market, rather than trading volumes. If demand for our products and services declines, our operating revenues will decline. We may not be able to adjust our cost structure, at all or on a timely basis, to counteract a decrease in revenue, which would result in an adverse impact on our profitability. Moreover, if demand for future products that we acquire or license is not at the level necessary to offset the cost of the acquisition or license, our net income would decline.

Our market data revenues may be reduced or eliminated due to a decline in our market share, regulatory action or a reduction in the number of market data users.

We obtain approximately 5% of our operating revenues from our share of the revenues collected by the Options Price Reporting Authority, or OPRA, for the dissemination of options market data. If our share of options trading were to decline, our share of OPRA market data revenue would also decline. Market data revenue could also decline as a result of a reduction in the numbers of market data users, for example because of consolidation among market data subscribers or due to a decline in professional subscriptions as a result of staff reductions in the financial services industry, or otherwise. Finally, the SEC could take regulatory action to revise the formula for allocating options market data revenues among the options exchanges similar to the action it took in 2005 when it adopted Regulation NMS in respect of market data revenue in the stock market, or it could take other regulatory action that could have the effect either of reducing total options market data revenue or our share of that revenue. Any significant decline in the revenue we realize from the dissemination of market data could have an adverse effect on our profitability.

If we fail to attract or retain highly skilled management and other employees, our business may be harmed.

Our future success depends in large part on our management team, which possesses extensive knowledge and managerial skill with respect to the critical aspects of our business. The failure to retain certain members of our management team could adversely affect our ability to manage our business effectively and execute our business strategy.

Our business is also dependent on highly skilled employees who provide specialized services to our clients and oversee our compliance and technology functions. Many of these employees have extensive knowledge and experience in highly technical and complex areas of the options trading industry. Because of the complexity and risks associated with our business and the specialized knowledge required to conduct this business effectively, and because the growth in our industry has increased demand for qualified personnel, many of our employees could find employment at other firms if they chose to do so, particularly if we fail to continue to provide competitive levels of compensation. If we fail to retain our current employees, it would be difficult and costly to identify, recruit and train replacements needed to continue to conduct and expand our business. In particular, failure to retain and attract qualified systems and compliance personnel could result in systems errors or regulatory infractions. Consequently, our reputation may be harmed, we may incur additional costs and our profitability could decline.

We may not effectively manage our growth, which could materially harm our business.

We expect that our business will continue to grow, which may place a significant strain on our management, personnel, systems and resources. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our technology workforce. We must also maintain close coordination among our technology, compliance, accounting, finance, marketing and sales organizations. We cannot assure you that we will manage our growth effectively. If we fail to do so, our business could be materially harmed.

Our continued growth will require increased investment by us in technology, facilities, personnel, and financial and management systems and controls. It also will require expansion of our procedures for monitoring and assuring our compliance with applicable regulations, and we will need to integrate, train and manage a growing employee base. The expansion of our existing businesses, any expansion into new businesses and the resulting growth of our employee base will increase our need for internal audit and monitoring processes that are more extensive and broader in scope than those we have historically required. We may not be successful in identifying or implementing all of the processes that are necessary. Further, unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be adversely affected.

We have limited experience in operating as a for-profit exchange.

From the formation of CBOE in 1973 until its change to a for-profit business model at the beginning of 2006, CBOE operated as a member-owned organization essentially on a break-even basis and for the benefit of its members. In that capacity, CBOE’s business decisions were focused not on maximizing its own profitability but on delivering member benefits and enhancing member opportunity at reasonable cost in conformity with its obligations under the Exchange Act. Beginning in 2006, CBOE began operating its business on a for-profit basis for the long-term benefit of its owners rather than primarily for the purpose of delivering member benefits and enhancing member opportunities. CBOE’s management, therefore, has limited experience operating a for-profit business. Consequently, CBOE’s continued transition to for-profit operations will be subject to risks, expenses and difficulties that we cannot predict.

We depend on third party service providers for certain services that are important to our business. An interruption or cessation of such service by any third party could have a material adverse effect on our business.

We depend on a number of service providers, including banking and clearing organizations such as the OCC and its member clearing firms; processors of market information such as the Consolidated Tape Association and OPRA; and various vendors of communications and networking products and services. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient manner or that they will be able to adequately expand their services to meet our needs. An interruption or malfunction in or the cessation of an important service by any third party and our inability to make alternative arrangements in a timely manner, or at all, could have a material adverse impact on our business, financial condition and operating results.

If our risk management methods are not effective, our business, reputation and financial results may be adversely affected.

We have methods to identify, monitor and manage our risks; however, these methods may not be fully effective. Some of our risk management methods may depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. If our methods are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected. In addition, our insurance policies may not provide adequate coverage.

Current economic conditions could make it difficult for us to finance our future operations.

Companies in many different industries have recently found it difficult to borrow money from banks and other lending sources, and have also experienced difficulty raising funds in the capital markets. Continued instability in the financial markets, as a result of recession or otherwise, may affect our cost of capital and our ability to raise capital. Although we have no current need for additional financing, if we need to raise funds in the future, our ability to do so could be impaired if rating agencies, lenders or investors develop a negative perception of our long-term or short-term financial prospects, or of the prospects for our industry. Although we do not currently anticipate substantial difficulties in accessing the bank lending or debt capital markets when needed, if difficult market conditions continue or if a negative perception of our financial prospects were to develop, we cannot be sure that we will be able to obtain financing on acceptable terms or at all.

We may selectively explore acquisition opportunities or strategic alliances relating to other businesses, products or technologies. We may not be successful in identifying opportunities or integrating other businesses, products or technologies successfully with our business. Any such transaction also may not produce the results we anticipate.

We may selectively explore and pursue acquisition and other opportunities to strengthen our business and grow our company. We may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions to acquire other businesses, products or technologies to expand our products and services, advance our technology or take advantage of new developments and potential changes in the industry.

The market for acquisition targets and strategic alliances is highly competitive, particularly in light of ongoing consolidation in the exchange sector. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance future acquisitions successfully. Further, our competitors could merge, making it more difficult for us to find appropriate entities to acquire or merge with and making it more difficult to compete in our industry due to the increased resources of our merged competitors. If we are required to raise capital by incurring additional debt or issuing additional equity for any reason in connection with a strategic acquisition or investment, financing may not be available or the terms of such financing may not be favorable to us.

The process of integration may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. Further, as a result of any future acquisition or strategic transaction, we may issue additional shares of our common stock that dilute stockholders’ ownership interest in us, expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible assets with estimable useful lives, any of which could harm our business, financial condition or results of operations and negatively impact our stock price.

We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from mergers and acquisitions or strategic transactions, which could adversely affect the market price of our unrestricted common stock.

Integration of companies is complex and time consuming, and requires substantial resources and effort. If we engage in a merger or acquisition, we must successfully combine the businesses in a manner that permits the expected cost savings and synergies to be realized. In addition, we must achieve the anticipated savings and synergies without adversely affecting current revenues and our investments in future growth. The integration process and other disruptions resulting from the mergers or acquisitions may also disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that could adversely affect our relationships with market participants, employees, regulators and others with whom we have business or other dealings or our ability to achieve the anticipated benefits of the merger or acquisition. In addition, difficulties in integrating the businesses or any negative impact on the regulatory functions of any of our companies could harm the reputation of the companies. We may not successfully achieve the integration objectives, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected, which could negatively impact our results of operations, financial condition or the market price of our unrestricted common stock.

Any decision to pay dividends on CBOE Holdings common stock will be at the discretion of the CBOE Holdings board of directors. The ability of CBOE Holdings to pay dividends will depend upon the earnings of its operating subsidiaries. Accordingly, there can be no guarantee that CBOE Holdings will, or will be able to, pay dividends to its stockholders.

We intend to pay regular quarterly dividends to our stockholders, with an annual dividend target of approximately 20% to 30% of the prior year’s net income adjusted for unusual items. However, any decision to pay dividends on CBOE Holdings’ common stock will be at the discretion of its board of directors, which may determine not to declare dividends at all or at a reduced percentage of the prior year’s adjusted net income, as conditions warrant. The board’s determination to declare dividends will depend upon the profitability and financial condition of CBOE Holdings and its subsidiaries, contractual restrictions, restrictions imposed by applicable law and the SEC and other factors that the CBOE Holdings board of directors deems relevant. As a holding company with no significant business operations of its own, CBOE Holdings will depend entirely on distributions, if any, it may receive from its subsidiaries to meet its obligations and pay dividends to its stockholders. If these subsidiaries are not profitable, or even if they are and they determine to retain their profits for use in their businesses, CBOE Holdings will be unable to pay dividends to its stockholders.

Risks Relating to Litigation and Regulation

Any infringement by us on patent rights of others could result in litigation and could have a material adverse effect on our operations.

Our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we offer or plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products, services or technologies. In addition, some patent applications in the United States are confidential until a patent is issued, and therefore we cannot evaluate the extent to which our products and services may be covered or asserted to be covered in pending patent applications. Thus, we cannot be sure that our products and services do not infringe on the rights of others or that others will not make claims of infringement against us. Claims of infringement are not uncommon in our industry. For instance, in a lawsuit filed on November 22, 2006, ISE claims that the CBOE’s hybrid trading system infringes ISE’s patent directed towards an automated exchange for trading derivative securities. If our hybrid trading system or one or more of our other products, services or technologies were determined to infringe a patent held by another party, we may be required to stop developing or marketing those products, services or technologies, to obtain a license to develop and market those services from the holders of the patents or to redesign those products, services or technologies in such a way as to avoid infringing the patent. If we were required to stop developing or marketing certain products, our business, results of operations and financial condition would be materially harmed. Moreover, if we were unable to obtain required licenses, we may not be able to redesign our products, services or technologies to avoid infringement, which could materially adversely affect our business, results of operations or financial condition. For a discussion of patent litigation involving the CBOE, please see “Part II— Item 1—Legal Proceedings.”

We are subject to significant risks of litigation.

Many aspects of our business involve substantial risks of litigation. We could incur significant legal expenses defending claims, even those we believe are without merit. An adverse resolution of any lawsuits or claims against us could have a material adverse effect on our reputation, business, financial condition or operating results. We are currently subject to various litigation matters. For a discussion of litigation involving the CBOE, please see “Part II— Item 1—Legal Proceedings.”

The CBOE operates in a highly regulated industry and may be subject to censures, fines and other legal proceedings if it fails to comply with its legal and regulatory obligations.

The CBOE is a registered national securities exchange and self-regulatory organization, or SRO, and, as such, is subject to comprehensive regulation by the SEC. The CBOE’s ability to comply with applicable laws and rules is largely dependent on its establishment and maintenance of appropriate systems and procedures, as well as its ability to attract and retain qualified personnel. The SEC has broad powers to audit, investigate and enforce compliance and to punish noncompliance by SROs with the Exchange

Act, the SEC’s rules and regulations under the Exchange Act and the rules and regulations of the SRO. If the SEC were to find the CBOE’s program of enforcement and compliance to be deficient, the CBOE could be the subject of SEC investigations and enforcement proceedings that may result in substantial sanctions, including revocation of its registration as a national securities exchange. Any such investigations or proceedings, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and potential harm to CBOE’s reputation, which could have a material adverse effect on our business, results of operations or financial condition. In addition, although CBOE intends to retain its responsibilities as an SRO, it may be required to modify or restructure its regulatory functions in response to any changes in the regulatory environment, or it may be required to rely on third parties to perform regulatory and oversight functions, each of which may require us to incur substantial expenses and may harm our reputation if our regulatory services are deemed inadequate.

Although CBOE Holdings itself will not be an SRO, CBOE Holdings, as the parent company of the CBOE following the restructuring transaction, will be subject to regulation by the SEC of its activities that involve the CBOE because CBOE Holdings will control the CBOE. Specifically, the SEC will exercise oversight over the governance of CBOE Holdings and its relationship with the CBOE.

Legislative or regulatory changes, particularly in response to adverse financial conditions, could have a material adverse effect on our business.

In recent years, the securities trading industry and, in particular, the securities markets have been subject to significant regulatory changes. Moreover, in the past two years, the securities markets have been the subject of increasing government and public scrutiny in response to the global economic crisis.

During the coming year, it is likely that there will be legislative changes and changes in the regulatory environment in which we operate our businesses, although we cannot predict the nature of these changes or their impact on our business at this time. For example, the SEC published a concept release early in 2010 related to trading in equity markets that could result in changes in the competitive landscape in the options market. Actions on any of the specific regulatory issues currently under review in the U.S., such as fee caps, co-location, high-frequency trading, derivatives clearing, market transparency, taxes on stock transactions, restrictions on proprietary trading by certain of our customers and other related proposals could have a material impact on our business.

CBOE and our market participants also operate in a highly regulated industry. Congress, the SEC and other regulatory authorities could impose legislative or regulatory changes that could adversely impact the ability of our market participants to use our markets. Legislative and regulatory changes by Congress, the SEC or other regulatory authorities could result in the loss of a significant number of market participants or a reduction in trading activity on our markets, any of which could have a material adverse effect on our business.

Potential conflicts of interest between our for-profit status and our regulatory responsibilities may adversely affect our business.

As a for-profit business with regulatory responsibilities, there may be a conflict of interest between the regulatory responsibilities of the CBOE and the interests of some of its customers. Any failure by the CBOE to diligently and fairly regulate or to otherwise fulfill its regulatory obligations could significantly harm our reputation, prompt regulatory scrutiny and adversely affect our business, results of operations or financial condition.

Our compliance methods might not be effective and may result in outcomes that could adversely affect our financial condition and operating results.

Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance personnel. Our policies and procedures to identify, monitor and manage compliance risks may not be fully effective. Management of legal and regulatory risk requires, among other things, policies and procedures to properly monitor, record and verify a large number of transactions and events. We cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the compliance risks to which we are or may be exposed.

As a regulated entity, CBOE’s ability to implement or amend rules could be limited or delayed, which could negatively affect its ability to implement needed changes.

The CBOE must submit proposed rule changes to the SEC for its review and, in many cases, its approval. Even where a proposed rule change may be effective upon its filing with the SEC, the SEC retains the right to abrogate such rule changes. The SEC review process can be lengthy and can significantly delay the implementation of proposed rule changes that the CBOE believes are necessary to the operation of our markets. If the SEC refuses to approve a proposed rule change or delays its approval, this could negatively affect the ability of the CBOE to make needed changes or implement business decisions.

Similarly, the SEC must approve amendments to the CBOE’s certificate of incorporation and bylaws as well as certain amendments to the certificate of incorporation and bylaws of CBOE Holdings. The SEC may not approve a proposed amendment or may delay such approval in a manner that could negatively affect CBOE’s or CBOE Holdings’ ability to make a desired change.

Misconduct by members or others could harm us.

Although the CBOE performs significant self-regulatory functions, we run the risk that the members of the CBOE, other persons who use our markets or our employees will engage in fraud or other misconduct, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

Your ownership of CBOE Holdings may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.

CBOE Holdings may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities in addition to the shares issued in our initial public offering, which would reduce the percentage ownership of existing CBOE Holdings stockholders. Following the restructuring transaction, the CBOE Holdings board of directors will have the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our certificate of incorporation authorizes 325,000,000 shares of unrestricted common stock and 20,000,000 shares of preferred stock. Following the issuance of the Class A common stock in the restructuring transaction, the issuance of the Class B common stock under the Settlement Agreement, the issuance of shares of unrestricted common stock as restricted stock grants under the Long-Term Incentive Plan, the issuance of unrestricted common stock in our initial public offering and the conversion of the Class A and Class B common stock into Class A-1 and Class A-2 common stock and into unrestricted common stock for purposes of being sold in our initial public offering by the selling stockholders, 311,082,089 shares of unrestricted common stock and 20,000,000 shares of preferred stock will be authorized and unissued. However, to the extent the outstanding shares of Class A-1 and Class A-2 common stock are converted into unrestricted common stock upon the expiration of the applicable transfer restrictions, the number of authorized and unissued shares of unrestricted common stock will be reduced. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the CBOE Holdings’ common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock, greater or preferential liquidation rights, which could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our unrestricted common stock at a rate or price which would have a dilutive effect on the outstanding shares of our unrestricted common stock.

The sale of large amounts of our unrestricted common stock following the automatic conversion of our Class A-1 and A-2 common stock into shares of unrestricted common stock may have an adverse impact on the market price of our unrestricted common stock.

Our shares of Class A-1 and Class A-2 common stock are subject to significant transfer restrictions. These transfer restrictions, however, expire on the 180-day and 360-day anniversary of the closing of our initial public offering, respectively. Upon expiration of these restrictions, the shares of Class A-1 and Class A-2 common stock held by existing stockholders will automatically convert into shares of unrestricted common stock, and will be freely transferable unless the shares are held by “affiliates” within the meaning of Rule 144 under the Securities Act of 1933, as amended. If our stockholders sell a large number of shares of our unrestricted common stock upon the expiration of the applicable transfer restrictions and the conversion of the Class A-1 or Class A-2 shares into shares of unrestricted common stock, the market price for our unrestricted common stock could decline significantly.

Immediately following our initial public offering, our stockholders who obtain trading permits will own a substantial portion of our voting stock. The share ownership of our trading permit holders could be used to influence how our business is operated to the detriment of the holders of our unrestricted common stock who purchase shares in this offering.

Our stockholders who are also trading permit holders may have interests that differ from or conflict with those of stockholders who are not trading permit holders. Following the closing of our initial public offering, stockholders who are trading permit holders will own a substantial portion of our voting stock. As a result, they could exert substantial influence over the operation of our business.

Many of our trading permit holders derive a substantial portion of their income from their trading on or through the Exchange. The amount of income that members derive from their trading activities is in part dependent on the fees they are charged to trade and access our markets and the rules and structure of our markets. Our trading permit holders, many of whom act as floor brokers and floor traders, benefit from trading rules, access privileges and fee discounts that enhance their trading opportunities and profits. As a result, holders of our unrestricted common stock may not have the same economic interests as our trading permit holders. Consequently, trading permit holders may advocate that we enhance and protect their trading opportunities and the value they receive through the use of their trading permits over their economic interest in us represented by the unrestricted common stock they own. The share ownership of our trading permit holders could be used to influence how our business is changed or developed, including how we address competition and how we seek to grow our volume and revenue and enhance stockholder value.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBOE HOLDINGS, INC.
Registrant

	By:	/s/ William J. Brodsky
William J. Brodsky
Chairman and Chief Executive Officer

Date: June 11, 2010

	By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer

Date: June 11, 2010

CBOE Holdings, Inc.

Form 10-Q

Exhibit Index

Exhibit No.	Description
3.1

Form of Certificate of Incorporation of Chicago Board Options Exchange, Incorporated (Incorporated by reference to Annex E filed with the Company’s Amendment No. 7 to Form S-4 as filed with the SEC on April 26, 2010, File No. 333-140574).

3.2

Form of Amended and Restated Bylaws of Chicago Board Options Exchange, Incorporated (Incorporated by reference to Annex F filed with the Company’s Amendment No. 7 to Form S-4 as filed with the SEC on April 26, 2010, File No. 333-140574).

10.1	Form of Restricted Stock Award Agreement (for Executive Officers) (Filed herewith).

10.2	Form of Restricted Stock Award Agreement (for Non-Employee Directors) (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).