Form 10-Q
period 2010-06-30
CBOE Holdings, Inc.
filed 2010-08-12
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.  001-34774

CBOE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5446972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South LaSalle Street Chicago, Illinois	60605
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(312) 786-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2010
Unrestricted Common Shares, par value $0.01	13,455,000 shares
A-1 Common Shares, par value $0.01	44,323,803 shares
A-2 Common Shares, par value $0.01	44,323,803 shares

CBOE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 as amended and the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. We make forward-looking statements under the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this filing. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors.”

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

WE EXPRESSLY QUALIFY IN THEIR ENTIRETY ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO CBOE HOLDINGS, INC. AND SUBSIDIARIES OR ANY PERSON ACTING ON OUR BEHALF BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

On June 18, 2010, after receiving required approvals, Chicago Board Options Exchange, Incorporated converted from a non-stock corporation owned by its members into a stock corporation that is a wholly-owned subsidiary of CBOE Holdings, Inc.

In the condensed consolidated statements of income of CBOE Holdings, Inc. for the three and six months ended June 30, 2010 and 2009,  net income per share is calculated by dividing historical net income for each of the periods presented by the weighted average number of common shares as if the restructuring transaction were consummated at the beginning of each respective period.

The unrestricted common stock of CBOE Holdings is listed on the NASDAQ Global Select Market under the symbol “CBOE.”

CBOE Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
	(unaudited)
Operating Revenues:
Transaction fees	$94,082	$81,068	$177,493	$160,958
Access fees	2,298	10,367	4,502	12,620
Exchange services and other fees	4,482	5,784	8,843	11,858
Market data fees	5,627	5,211	11,375	10,485
Regulatory fees	4,192	4,945	8,021	7,832
Other revenue	1,937	1,610	3,465	3,298
Total Operating Revenues	112,618	108,985	213,699	207,051
Operating Expenses:
Employee costs	22,640	20,939	45,777	41,213
Depreciation and amortization	7,301	6,885	14,602	13,769
Data processing	5,155	5,734	10,237	10,251
Outside services	10,041	7,501	18,164	14,085
Royalty fees	11,519	7,810	22,417	15,781
Trading volume incentives	7,339	6,798	11,035	12,502
Travel and promotional expenses	3,209	3,147	5,195	5,423
Facilities costs	1,315	1,572	2,699	2,949
Other expenses	2,273	1,017	3,018	3,176
Total Operating Expenses	70,792	61,403	133,144	119,149
Operating Income	41,826	47,582	80,555	87,902
Other Income/(Expense):
Investment income	135	380	235	892
Net loss from investment in affiliates	(169)	(251)	(374)	(477)
Interest and other borrowing costs	(224)	(218)	(446)	(435)
Total Other Income/(Expense)	(258)	(89)	(585)	(20)
Income Before Income Taxes	41,568	47,493	79,970	87,882
Income tax provision	16,678	19,384	32,404	35,495
Net Income	$24,890	$28,109	$47,566	$52,387
Net income per share (Note 5):
Basic	$0.27	$0.31	$0.52	$0.58
Diluted	0.27	0.31	0.52	0.58
Weighted average shares used in computing income per share:
Basic	92,233	90,733	91,487	90,733
Diluted	92,598	90,733	91,671	90,733

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

(in thousands, except par value and share information)	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$324,066	$383,730
Accounts receivable—net allowances of $89 and $87	33,901	30,437
Marketing fee receivable	7,500	8,971
Income taxes receivable	5,238	1,583
Prepaid medical benefits	113	2,085
Other prepaid expenses	7,101	3,719
Other receivable	—	2,086
Other current assets	563	452
Total Current Assets	378,482	433,063
Investments in Affiliates	14,538	3,090
Land	4,914	4,914
Property and Equipment:
Construction in progress	21,016	20,704
Building	60,917	60,837
Furniture and equipment	217,114	213,375
Less accumulated depreciation and amortization	(212,401)	(203,665)
Total Property and Equipment—Net	86,646	91,251
Other Assets:
Software development work in progress	9,393	6,952
Data processing software and other assets (less accumulated amortization—2010, $101,365; 2009, $95,500)	29,693	32,678
Total Other Assets—Net	39,086	39,630
Total	$523,666	$571,948
Liabilities and Stockholders’/Members’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$46,318	$42,958
Marketing fee payable	8,120	9,786
Deferred revenue	23,430	207
Post-retirement medical benefits	48	96
Settlement payable	—	305,688
Total Current Liabilities	77,916	358,735
Long-term Liabilities:
Post-retirement medical benefits	1,487	1,444
Income taxes payable	3,596	2,815
Other long-term liabilities	196	244
Deferred income taxes	16,126	20,576
Total Long-term Liabilities	21,405	25,079
Commitments and Contingencies
Total Liabilities	99,321	383,814
Stockholders’/Members’ Equity:
Members’ equity	—	19,574
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2010	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 13,455,000 shares issued and outstanding at June 30, 2010	134	—
Class A-1 common stock, $0.01 par value: 45,366,690 shares authorized; 44,323,803 shares issued and outstanding at June 30, 2010	443	—
Class A-2 common stock, $0.01 par value: 45,366,690 shares authorized; 44,323,803 shares issued and outstanding at June 30, 2010	443	—
Additional paid-in-capital	323,185	2,592
Retained earnings	100,918	166,769
Accumulated other comprehensive loss	(778)	(801)
Total Stockholders’/Members’ Equity	424,345	188,134
Total	$523,666	$571,948

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’/Members’ Equity

(Unaudited)

(in thousands)	Members’ Equity	Preferred Stock	Unrestricted Common Stock	Class A and B Common Stock	Class A-1 and A-2 Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’/ Members’ Equity
Balance—December 31, 2009	$19,574	$—	$—	$—	$—	$2,592	$166,769	$(801)	$188,134

Conversion of all Exchange Seats into shares of Class A common Stock	(19,574)	—	—	744	—	18,830	—	—	—
Issuance of Class B common stock as set forth in the Settlement Agreement	—	—	—	163	—	(163)	—	—	—
Special Dividend	—	—	—	—	—	—	(113,417)		(113,417)
Conversion of Class A and Class B common stock into unrestricted common stock in connection with the sale by selling shareholders	—	—	21	(21)	—	—	—	—	—
Initial public offering of unrestricted common stock, net of underwriting and offering expense	—	—	113	—	—	301,290	—	—	301,403
Automatic conversion of the shares of Class A and Class B common stock not converted into unrestricted common stock and sold in the initial public offering into Class A-1 and A-2 common stock	—	—	—	(886)	886	—	—	—	—
Stock based compensation	—	—	—	—	—	636	—	—	636
Net income	—	—	—	—	—	—	47,566	—	47,566
Post-retirement benefit obligation adjustment—net of tax expense of $11	—	—	—	—	—	—	—	23	23
Comprehensive income									47,589
Balance—June 30, 2010	$—	$—	$134	$—	$886	$323,185	$100,918	$(778)	$424,345

See notes to condensed consolidated financial statements

CBOE Holdings, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2010 and 2009

(in thousands)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited)
Cash Flows from Operating Activities:
Net income	$47,566	$52,387
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,602	13,769
Other amortization	34	182
Provision for deferred income taxes	(4,462)	(1,971)
Stock-based compensation	636	—
Loss on disposition of property	139	—
Equity in loss of affiliates	374	477
Changes in assets and liabilities:
Accounts receivable	(3,464)	(3,032)
Marketing fee receivable	1,471	(2,484)
Income taxes receivable	(3,655)	9,331
Prepaid expenses	(1,410)	(90)
Other receivable	2,086	—
Other current assets	(111)	93
Accounts payable and accrued expenses	711	(16,560)
Marketing fee payable	(1,666)	2,234
Deferred revenue	23,175	20,743
Post-retirement benefit obligations	(5)	34
Income taxes payable	781	3,260
Settlement with appellants	(3,000)	—
Access fees subject to fee-based payment	(2,688)	—
Net Cash Flows provided by Operating Activities	71,114	78,373
Cash Flows from Investing Activities:
Restricted funds—temporary access fees	—	(516)
Capital and other assets expenditures	(10,772)	(20,752)
Investment in Signal Trading Systems, LLC	(7,989)	—
Sale of NSX certificates of proprietary membership	—	1,500
Net Cash Flows used in Investing Activities	(18,761)	(19,768)
Cash Flows from Financing Activities:
Payments for debt issuance costs	(3)	(99)
Exercise right privilege payable	(300,000)	—
Net proceeds from issuance of unrestricted common stock	301,403	—
Payment of special dividend	(113,417)	—
Net Cash Flows used in Financing Activities	(112,017)	(99)
Net increase (decrease) in Cash and Cash Equivalents	(59,664)	58,506
Cash and Cash Equivalents at Beginning of Period	383,730	281,423
Cash and Cash Equivalents at End of Period	$324,066	$339,929
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$41,228	$24,575
Non-cash activities:
Change in post-retirement benefit obligation	(34)	(159)
Unpaid liability to acquire equipment and software	1,131	3,030
Unpaid liability for investment in Signal Trading Systems, LLC	3,833	—

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2010 and 2009

(unaudited)

NOTE 1 —DESCRIPTION OF BUSINESS, CONVERSION, DIVIDEND PAYMENT AND INITIAL PUBLIC OFFERING

In this Form 10-Q, references to “CBOE Holdings,” “the Company,” “we,” “us” and “our” means CBOE Holdings, Inc. and subsidiaries excluding specific references to “CBOE” and “the Exchange” meaning Chicago Board Options Exchange, Incorporated, which was the parent company prior to the completion of the restructuring transaction.

The primary business of the Company is the operation of markets for the trading of listed options contracts for three broad product categories: the stocks of individual corporations (equity options), various market indexes (index options) and securitized baskets of equity (exchange-traded funds). In addition to traditional open outcry markets, we offer electronic trading through our hybrid trading model that operates on a proprietary technology platform known as CBOEdirect. In general, our operating revenues are primarily driven by the number of contracts traded on the Exchange. In order to increase the volume of contracts traded on the Exchange, we strive to develop and promote contracts designed to satisfy the trading, hedging and risk-management needs of our market participants.

On June 18, 2010, after receiving required approvals, the Exchange converted from a non-stock corporation owned by its members into a stock corporation that is a wholly-owned subsidiary of CBOE Holdings.  In the restructuring transaction, each Exchange regular membership (an “Exchange Seat”) owned by an Exchange member on June 18, 2010 converted into 80,000 shares of Class A common stock of CBOE. Exchange Seat owners received a total of 74,400,000 shares of Class A common stock of CBOE Holdings in the restructuring transaction. In addition, certain persons who satisfied the qualification requirements set forth in the Stipulation of Settlement, dated August 20, 2008 (the “Settlement Agreement”), among Exchange and other parties to the action entitled CME Group Inc. et al. v. Chicago Board Options Exchange Incorporated (the “Delaware Action”), received a total of 16,333,380 shares of Class B common stock of CBOE Holdings.

Immediately following the issuance of the Class A and Class B common stock, the board of directors of CBOE Holdings declared and paid a special dividend of $1.25 per outstanding share of Class A and Class B common stock, or $113.4 million in the aggregate.

The initial public offering of 13,455,000 shares of unrestricted common stock, including 2,085,774 shares of unrestricted common stock sold by the selling stockholders, for a price of $29.00 per share, was completed on June 18, 2010.  Net proceeds to the Company after deducting underwriter’s fees and commissions and other related expenses were $301.4 million.  Costs directly associated with the Company’s initial public offering have been recorded as a reduction of the gross proceeds received in arriving at the amount recorded in additional paid-in capital.

Upon consummation of the initial public offering, shares of Class A and Class B common stock not converted into unrestricted common and sold in the initial public offering automatically converted in 44,323,803 shares of Class A-1 common stock and 44,323,803 shares of Class A-2 common stock.

The restructuring transaction, completed on June 18, 2010, converted our organization from a non-stock company with members into a stock holding company with stockholders. Our members became stockholders of CBOE Holdings. Following the restructuring transaction, access to the Exchange will be made available through trading permits rather than through the ownership of memberships.  Going forward, we will earn access fee revenue from our trading permit holders and will no longer generate revenue from membership dues. Based on our current assumptions, we expect that a significant amount of incremental operating revenues will be generated by access fees from trading permit holders. See Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements for additional information on the restructuring transaction.

The Company operates in one business segment.

In the condensed consolidated statements of income of CBOE Holdings for the three and six months ended June 30, 2010 and 2009, net income per share is calculated by dividing historical net income for each of the periods presented by the weighted average number of common shares as if the restructuring transaction were consummated at the beginning of each respective period.

NOTE 2 — BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the June 11, 2010 filing of the Company’s Amendment No. 4 to the Form S-1 Registration Statement with the SEC.

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

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued an update for ASC 718, Compensation — Stock Compensation (“ASC 718”), which addresses the effect of denominating the exercise price of a share-based payment in the currency of the market in which the underlying equity security trades.  The FASB issued this consensus of the Emerging Issues Task Force to explain that when a share-based payment is denominated in the currency of the market in which it trades, the share-based payment should not be considered to have a condition that is not a market, performance or service condition, and it should not be classified as a liability if it would otherwise qualify as equity. The update is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of the update to ASC 718 is not expected to have a material impact on the Company’s financial position, results of operations or statement of cash flows.

In February 2010, the FASB issued an update to clarify the reporting requirements under ASC 855, Subsequent Events (“ASC 855”), and address what some constituents viewed as a conflict between FASB and SEC guidance. An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market is required to evaluate subsequent events through the date that the financial statements are issued. Otherwise, if neither of these criteria is met, an entity should evaluate subsequent events through the date the financial statements are available to be issued. The adoption of the update to ASC 855 did not have a material impact on the Company’s financial position, results of operations or statement of cash flows.

In January 2010, the FASB issued an update for ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). For each class of assets and liabilities, reporting entities will have to provide additional disclosures describing the reasons for transfers of assets in and out of Levels 1 and 2 of the three-tier fair value hierarchy in accordance with ASC 820. For assets valued with the Level 3 method, the entity will have to separately present purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. The update also states that an entity should provide fair value measurements for each class of asset or liability, and explain the inputs and techniques used in calculating Levels 2 and 3 fair value measurements. The update is effective for interim and annual filings for fiscal years beginning after December 15, 2010. The adoption of the update to ASC 820 is not expected have an impact on the Company’s interim and/or annual financial position, results of operations or statement of cash flows.

In June 2009, the FASB issued ASC 810, Consolidations (“ASC 810”), which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. ASC 810 is effective for a company’s first fiscal year beginning after November 15, 2009 or January 1, 2010 for companies reporting on a calendar-year basis. The adoption of ASC 810 did not have an impact on the Company’s financial position, results of operations or statement of cash flows.

NOTE 4 — COMMON STOCK

The following table represents the common stock activity in stockholders’/members’ equity during the six months ended June 30, 2010 (amounts in thousands):

	Unrestricted Common Stock		Class A Common Stock		Class B Common Stock		Class A-1 Common Stock		Class A-2 Common Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Balance — January 1, 2010	—	$—	—	$—	—	$—	—	$—	—	$—
Conversion of all Exchange Seats into shares of Class A common stock			74,400	744
Issuance of Class B common stock as set forth in the Settlement Agreement					16,333	163
Conversion of Class A common stock and Class B common stock into unrestricted common stock in connection with the sale by selling stockholders	2,086	21	(1,698)	(17)	(388)	(4)
Initial Public Offering	11,369	113
Conversion of remaining Class A common stock and Class B common stock as a result of the initial public offering			(72,702)	(727)	(15,945)	(159)	44,323	443	44,323	443
Balance — June 30, 2010	13,455	$134	—	$—	—	$—	44,323	$443	44,323	$443

The following provides a description of the common stock activity during the period.

Class A Common Stock and Class B Common Stock

On April 26, 2010, CBOE Holdings filed Amendment No. 7 to the Form S-4 Registration Statement with the SEC setting forth the details of the Exchange’s restructuring transaction.  A special meeting of the voting members of the Exchange was held on May 21, 2010, at which the adoption of an Agreement and Plan of Merger was approved by the affirmative vote of 89.6% of the memberships outstanding and entitled to vote at the special meeting. The Agreement and Plan of Merger provided for the restructuring of the Exchange pursuant to which the Exchange converted from a non-stock corporation owned by its members into a stock corporation that is a wholly-owned subsidiary of CBOE Holdings. In the restructuring transaction, each Exchange Seat owned by an Exchange member on June 18, 2010, the date of the restructuring transaction, converted into 80,000 shares of Class A common stock of CBOE Holdings. Exchange Seat owners received a total of 74,400,000 shares of Class A common stock of CBOE Holdings in the restructuring transaction.

Immediately following the restructuring transaction, certain persons who satisfied the qualification requirements set forth in the Stipulation of Settlement, dated August 20, 2008 (the “Settlement Agreement”), among Exchange and other parties to the action entitled CME Group Inc. et al. v. Chicago Board Options Exchange Incorporated (the “Delaware Action”), received a total of 16,333,380 shares of Class B common stock of CBOE Holdings.

Unrestricted Common Stock

On June 18, 2010, the Company converted 1,698,000 shares of Class A common stock and 387,744 shares of Class B common stock into 2,085,774 shares of unrestricted common stock in connection with the sale of such shares by the selling stockholders in the Company’s initial public offering.

The initial public offering of 13,455,000 shares of unrestricted common stock, including 2,085,774 shares of unrestricted common stock sold by the selling stockholders, for a price of $29.00 per share, was completed on June 18, 2010.

Class A-1 and A-2 Common Stock

Upon consummation of the initial public offering, the Class A and Class B common stock not converted into unrestricted common stock and sold in the offering automatically converted into 44,323,803 shares of Class A-1 common stock and 44,323,803 shares of Class A-2 common stock.

The Class A-1 and A-2 common stock have all the same rights and privileges as the unrestricted common stock; however, the Class A-1 and A-2 common stock are subject to certain transfer restrictions that apply for 180 days and 360 days, respectively, following the offering.

NOTE 5 — NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income after the assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The weighted average number of common shares outstanding for both basic and dilutive was calculated as if the restructuring transaction were consummated at the beginning of each respective period.

The following tables reconcile the numerator and denominator for the calculation of basic and diluted net income per common share for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Income	$24,890	92,233	$0.27
Effect of dilutive securities		365
Diluted EPS
Net Income	$24,890	92,598	$0.27

	Three months ended June 30, 2009
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Income	$28,109	90,733	$0.31
Effect of dilutive securities	—	—	—
Diluted EPS
Net Income	$28,109	90,733	$0.31

	Six months ended June 30, 2010
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Income	$47,566	91,487	$0.52
Effect of dilutive securities		184
Diluted EPS
Net Income	$47,566	91,671	$0.52

	Six months ended June 30, 2009
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Income	$52,387	90,733	$0.58
Effect of dilutive securities	—	—	—
Diluted EPS
Net Income	$52,387	90,733	$0.58

NOTE 6 — STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation, as interpreted by SEC Staff Accounting Bulletins No. 107 and No. 110.  Under ASC Topic 718, stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.

On January 13, 2010, the board approved the Amended and Restated CBOE Holdings, Inc. Long Term Incentive Plan (the “LTIP”).  The LTIP provides that an aggregate of 2,489,039 shares of the Company’s common stock are reserved for issuance to participants under the LTIP.

The Compensation Committee of the Company’s board of directors administers the LTIP and may designate any of the following as a participant under the LTIP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee and non-employee directors of the Company. The LTIP permits the granting of non-qualified stock options, restricted stock, restricted stock units or any combination of the foregoing. The Compensation Committee has the authority and complete discretion to prescribe, amend and rescind rules and regulations relating to the LTIP, select participants and to determine the form and terms of any awards.

There were no non-qualified stock options or restricted stock units granted during the six months ended June 30, 2010. On June 15, 2010, the Company granted 2,217,911 shares of restricted stock to certain officers, directors and employees of CBOE Holdings at a fair value of $29.00 which is equal to the initial public offering share price.  The shares granted have a four-year vesting schedule in which 25% of the shares granted vest each year on the anniversary of the grant date. Vesting accelerates upon the occurrence of a change in control of CBOE Holdings. Unvested portions of the restricted stock grants will be forfeited if the participant terminates employment prior to the applicable vesting date.

For the three and six months ended June 30, 2010, the Company recognized $0.6 million of stock-based compensation related to restricted stock.  This expense is included in employee costs in the condensed consolidated statements of income.

As of June 30, 2010, the Company had net unrecognized stock-based compensation of $61.7 million related to outstanding restricted stock. That cost is expected to be recognized on a straight line basis over a service period of 4 years.  In calculating the net unrecognized stock-based compensation the Company is projecting a forfeiture rate of 5% on the applicable shares of restricted stock.

The activity in the Company’s restricted stock for the six months ended June 30, 2010 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2010	—	$—
Granted	2,217,911	29.00
Vested	—	—
Forfeited	1,880	29.00
Unvested restricted stock at June 30, 2010	2,216,031	$29.00

NOTE 7 — INVESTMENT IN AFFILIATES

At June 30, 2010 and December 31, 2009, the investment in affiliates was comprised of the following (amounts in thousands):

	June 30, 2010	December 31, 2009
Investment in OCC	$333	$333
Investment in Signal Trading Systems, LLC	11,822	—
Investment in OneChicago	1,923	2,297
Investment in NSX	460	460
Investment in Affiliates	$14,538	$3,090

In May 2010, CBOE acquired a 50% interest in Signal Trading Systems, LLC from FlexTrade Systems Inc. for $11.5 million, consisting of $7.7 million in cash and $3.8 million due to FlexTrade Systems Inc., and contributed property and equipment of $0.3 million. The purpose of the joint venture is to develop and market a multi-asset front-end order entry system, known as “Pulse”, which has particular emphasis on options trading. The Exchange will assist in the development of the terminals and provide marketing services to the joint venture.

OneChicago is a joint venture created to trade single stock futures. OneChicago is a for-profit entity with its own management and board of directors, and is separately organized as a regulated exchange. No capital contributions were made to OneChicago for the three or six months ended June 30, 2010, or 2009.

On March 18, 2009, CBOE exercised its last put right under the Termination of Rights Agreement with National Stock Exchange. The Exchange surrendered 19,656 shares of Class B common stock resulting in a payment to the Exchange of $1.5 million. CBOE no longer owns any Class B common shares in NSX Holdings, Inc. but continues to own 8,424 Class A common shares in NSX Holdings, Inc.

NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2010 and December 31, 2009, accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Compensation and benefit-related liabilities	$8,751	$16,008
Royalties	10,310	8,386
Interest in Signal Trading Systems, LLC	3,833	—
S&P legal fees	1,720	—
Data processing related liabilities	3,788	2,887
Linkage	3,660	2,211
Other	14,256	13,466
Total	$46,318	$42,958

NOTE 9 — MARKETING FEE

CBOE facilitates the collection and payment of marketing fees assessed on certain trades taking place at the Exchange. Funds resulting from the marketing fees are made available to Designated Primary Market Makers and Preferred Market Makers as an economic inducement to route orders to CBOE. Pursuant to ASC 605-45, Revenue Recognition—Principal Agent Considerations, the Company reflects the assessments and payments on a net basis, with no impact on revenues or expenses.

As of June 30, 2010 and December 31, 2009, amounts assessed by the Company on behalf of others included in current assets totaled $7.5 million and $9.0 million, respectively, and payments due to others included in current liabilities totaled $8.1 million and $9.8 million, respectively.

NOTE 10 — SETTLEMENTS PAYABLE

The following table summarizes the remaining cash liabilities resulting from the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement and the settlement with the appellants as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Exercise Right privilege payable	$—	$300,000
Settlement with appellants	—	3,000
Access fees subject to fee-based payments	—	2,688
Total settlements payable	$—	$305,688

The final cash payments for the Exercise Right privilege payable, settlement with appellants and access fees subject to fee-based payments were made on June 18, 2010 following the completion of the restructuring transaction.

NOTE 11 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the periods ending June 30, 2010 and December 31, 2009 (in thousands):

	Balance at December 31, 2009	Cash Additions	Revenue Recognition	Balance At June 30, 2010
Other – net	$207	$950	$674	$483
Liquidity provider sliding scale	—	44,671	(21,724)	22,947
Total deferred revenue	$207	$44,671	$(21,724)	$23,430

Liquidity providers are required to prepay an entire year of transaction fees for the first two levels of a transaction fee sliding scale in order to be eligible to participate in reduced fees assessed to contract volume above 1.4 million per month. The $44.7 million received in 2010 is being amortized and recorded as transaction fees over the year.

NOTE 12 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $2.1 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively.

Eligible employees may participate in the Supplemental Employee Retirement Plan (“SERP”), and Deferred Compensation Plan. The SERP and Deferred Compensation Plan are defined contribution plans that are nonqualified by Internal Revenue Code regulations. The Company contributed $0.9 million and $0.8 million to the SERP for the six months ended June 30, 2010 and 2009, respectively.

The Company also has a Voluntary Employees’ Beneficiary Association (“VEBA”). The VEBA is a trust, qualifying under Internal Revenue Code Section 501(c)(9), created to provide certain medical, dental, severance and short-term disability benefits to employees of the Company. Contributions to the trust are based on reserve levels established by Section 419(a) of the Internal Revenue Code. The Company contributed $1.4 million and $0.8 million to the VEBA for the six months ended June 30, 2010 and 2009, respectively.

CBOE Holdings has a postretirement medical plan for certain current and former members of senior management. The Company recorded immaterial postretirement benefits expense for the three and six months ended June 30, 2010 and 2009, resulting from the amortization of accumulated actuarial expense included in accumulated other comprehensive loss at June 30, 2010 and 2009.

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law, potentially impacting the Company’s costs to provide healthcare benefits to its retired employees. The PPACA has both short and long-term implications on healthcare benefit plan standards. The Company is currently analyzing this legislation to determine the full extent of the impact on healthcare plans and the resulting costs.

NOTE 13 — INCOME TAXES

For the three and six months ended June 30, 2010 and 2009, the Company recorded income tax provisions of $16.7 million and $32.4 million and $19.4 million and $35.5 million, respectively. The effective tax rate for the six months ended June 30, 2010 and 2009 was 40.5 percent and 40.4 percent, respectively.

As of June 30, 2010 and December 31, 2009, the Company had $2.9 and $2.3 million respectively, of uncertain tax positions, which if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $0.2 million, not including any potential new additions.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of operations and totaled $0.1 million and $0.2 million and $0.1 million and $0.2 million for the three and six months ended June 30, 2010 and 2009, respectively. Accrued interest and penalties were $0.7 million and $0.5 million as of June 30, 2010 and December 31, 2009, respectively.

The Company is subject to U.S. federal tax and Illinois, New Jersey, New York and Washington D.C. state taxes as well as other local jurisdictions.  CBOE’s tax returns have been examined by the Internal Revenue Service through the fiscal year ended June 30, 2002 and the Illinois Department of Revenue through December 31, 2005.  For New Jersey, New York and Washington D.C. the open years are 2006 and forward.  The Company has been notified that its 2008 federal income tax filing will be subject to a limited issues focus examination and its 2007 and 2008 income tax filings in Illinois will be audited.

NOTE 14 — SENIOR REVOLVING CREDIT FACILITY

On December 23, 2008, the Exchange entered into a senior revolving credit facility with three financial institutions. The credit agreement is a three-year revolving credit facility of up to $150 million and expires on December 23, 2011. Borrowing under the facility became available upon the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. As part of the Settlement Agreement, the Company paid qualifying class members $300 million in cash at the completion of the Exchange’s restructuring transaction. The Exchange secured this line of credit to ensure that it had adequate funds available to meet this obligation but did not borrow against the facility to meet the obligation. The proceeds can also be used for general corporate purposes. The company may, at its option, so long as no default is continuing, increase the facility an additional $100 million up to $250 million with the consent of the participating financial institutions. As of June 30, 2010 and December 31, 2009, there were no borrowings against the credit facility.

Under the terms of the senior revolving credit facility, there are two financial covenants with which the Company must comply. The consolidated leverage ratio at any time during any period of four fiscal quarters must not be greater than 1.5 to 1.0 and the consolidated interest coverage ratio as of the end of any fiscal quarter must not be less than 5.0 to 1.0. The Company is in compliance with all covenants as of December 31, 2009 and June 30, 2010.

The Company pays a commitment fee on the unused portion of the facility. The commitment fee rate was 0.375% for the three and six months ended June 30, 2010. The commitment fee and interest rate have two pricing levels based on the company’s consolidated leverage ratio. At its option, CBOE Holdings may borrow under the facility at either (1) LIBOR plus an applicable margin of 1.5% or 2.0% as determined in accordance with a leverage-based threshold or (2) a base rate, defined as the highest of (a) the Bank of America prime rate, (b) the federal funds rate plus 0.50% or (c) the one-month LIBOR rate plus 0.50%, plus the applicable margin rate. In accordance with the leverage-based threshold, the commitment fee increases to 0.50% if the Company’s consolidated leverage ratio exceeds 1.0.

NOTE 15 — FAIR VALUE MEASUREMENTS

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

All of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company has not included a tabular disclosure as the Company’s only financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of June 30, 2010 and December 31, 2009 are money market funds comprising approximately $322.7 million and $382.4 million, respectively, of the cash and cash equivalents balance. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

The Company evaluated but did not elect the fair value option under ASC Subtopic 825-10.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

We were or are currently a party to the following legal proceedings:

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

Since 2007, the claims against a number of Specialist Defendants have been dismissed. In January 2009, the Court dismissed the claims of plaintiffs Lulu L.L.C., Lola L.L.C., Friendly Trading L.L.C. and Goodbuddy Society L.L.C. with prejudice. The remaining plaintiffs, however, will be able to appeal the dismissal of their claims against CBOE after the Court disposes of all of the claims that remain pending against the remaining Specialist Defendants. The litigation against the Specialist Defendants continues.

Index Options Litigation

On November 2, 2006, the ISE and its parent company filed a lawsuit in federal court in the Southern District of New York against The McGraw-Hill Companies, Inc. (“McGraw-Hill”) and Dow Jones & Co. (“Dow Jones”), the owners, respectively, of the S&P 500 Index and the DJIA, which are the basis for index options, or “SPX options” and “DJX options,” respectively, that the CBOE lists pursuant to exclusive licenses from McGraw-Hill and Dow Jones. The CBOE is not a party in this lawsuit. The ISE seeks a judicial declaration that it may list and trade SPX and DJX options without a license and without regard to the CBOE’s exclusive licenses to list options on those indexes, on the grounds that any state-law claims based on the unlicensed listing of SPX and DJX options allegedly would be preempted by the federal Copyright Act and that McGraw-Hill and Dow Jones supposedly cannot state an actionable copyright claim. McGraw-Hill and Dow Jones filed a motion to dismiss this action on December 22, 2006, on the ground that there is no federal jurisdiction over this dispute. This motion has not been decided. Consistent with the jurisdictional position of McGraw-Hill and Dow Jones, those parties joined with the CBOE to file a state court action in Circuit Court of Cook County, Illinois on November 15, 2006 against the ISE and OCC (the “Illinois action”). In the Illinois action, the CBOE and the other plaintiffs seek a judicial declaration that the ISE may not list, or offer trading of, SPX or DJX options because of both the proprietary rights of McGraw-Hill and Dow Jones in the underlying indexes and the CBOE’s exclusive license rights to trade such options. The Illinois action alleges that the ISE’s threatened action would misappropriate the proprietary interests of McGraw-Hill and Dow Jones and the exclusive license rights of the CBOE, would interfere with the CBOE’s prospective business relationships with its member firms and customers and would constitute unfair competition. On December 12, 2006, the ISE removed the Illinois action to federal court in the Northern District of Illinois. On December 15, 2006, the CBOE and the other plaintiffs in the Illinois action moved to remand the matter to the Illinois state court on the ground that there is no federal jurisdiction over the claims. The federal court granted the motion to remand the Illinois action to state court. The ISE moved to dismiss or stay the Illinois action on the alternative grounds of inconvenient forum and the prior-pending suit it filed in New York. The CBOE and the other plaintiffs opposed the ISE’s motion and on May 15, 2007, the Illinois trial court denied ISE’s motion to dismiss or stay. The ISE appealed the denial of its request for a stay, and the Illinois appellate court denied the ISE’s motion for leave to appeal the denial of the ISE’s motion to dismiss on the basis that the Illinois court is an inconvenient forum. The federal court in the Southern District of New York granted a motion by Dow Jones and McGraw-Hill to stay the New York action pending resolution of the Illinois action. The ISE appealed the federal court’s stay of the New York action it initiated.

On June 2, 2008, the Illinois appellate court affirmed the Illinois trial court’s decision denying ISE’s motion to dismiss or stay, which was based on ISE’s argument that the case should be decided in a prior-pending lawsuit by ISE in New York federal court. ISE’s New York federal lawsuit remains stayed. The federal appellate court in New York affirmed the district court’s stay on January 8, 2009, after hearing oral arguments on January 5.

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

On February 26, 2010, both plaintiffs and ISE parties filed cross-motions for summary judgment, seeking a ruling in their favor as a matter of law. On July 8, 2010, the court entered summary judgment in favor of CBOE and the other plaintiffs and denied ISE’s motion for summary judgment.  The court permanently restrained and enjoined ISE from listing, or providing an exchange market for the trading of,  SPX or DJX options and thereby from attempting to cause OCC to issue such options, clear trades in such options or settle the exercise of such options.  The court also permanently restrained and enjoined OCC from issuing, clearing or settling the exercise of SPX or DJX options traded on ISE. On July 28, 2010, ISE filed an appeal of the court’s ruling with the Illinois Appellate Court. On August 4, 2010, OCC also filed an appeal of the court’s ruling with the Illinois Appellate Court.

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

In light of the Court’s decision in the Illinois action, CBOE amended its request for alternative relief in January 2010 by joining the motion filed by all of the other defendants in the action and seeking a transfer of the Texas action to the U.S. District Court for the Southern District of New York. This motion was denied. Meanwhile, CBOE’s motion for dismissal for lack of personal jurisdiction is pending in the Texas action.

Additionally, on May 11, 2010, Realtime filed a complaint in the Eastern District of Texas claiming that CME Group Inc., Board of Trade of the City of Chicago, Inc., New York Mercantile Exchange, Inc., BATS Trading, Inc., ISE, NASDAQ OMX Group, Inc., NYSE Euronext, NYSE Arca, Inc., NYSE AMEX LLC, SIAC, CBOE, Boston Options Exchange Group LLC and OPRA infringe another Realtime patent by using, selling or offering for sale data compression and decompression products or services allegedly covered by that patent. This lawsuit was consolidated with the prior pending case. CBOE has not yet responded to the complaint in this action.

SFB Market Systems Litigation

On February 3, 2010, a complaint was filed on behalf of SFB Market Systems, Inc., or SFB, in the U.S. District Court for the Southern District of New York against the CBOE, six other options exchanges, the OCC and another entity. The complaint raises claims for copyright infringement, breach of contracts, breach of non-disclosure agreements, theft of trade secrets, declaratory judgment and, as to the OCC only, tortious interference with contract, including a contract between SFB and the CBOE. All claims relate to SFB’s “Symbol Manager” system and the alleged development of a system to replace Symbol Manager. SFB alleges that defendants no longer are entitled to use Symbol Manager as a result of defendants’ alleged breaches of contract. With regard to the

CBOE specifically, the complaint alleges breach of a software agreement between SFB and the CBOE entered into on or about January 3, 2006 and also asserts that C2 had agreed to use the alleged replacement system. The complaint seeks declaratory and injunctive relief, including removal of certain software from defendants’ systems and return of certain allegedly proprietary or confidential information; unspecified actual or statutory damages and exemplary damages; and attorneys’ fees and costs. The parties reached an agreement to settle the case for an immaterial amount and filed a stipulation of dismissal with the Court. Pending final approval by the Court, the case has been dismissed with prejudice.

Other

As a self-regulatory organization under the jurisdiction of the SEC, and as a designated contract market under the jurisdiction of the Commodity Futures Trading Commission (“CFTC”), CBOE and CBOE Futures Exchange, LLC are subject to routine reviews and inspections by the SEC and the CFTC. CBOE is also currently a party to various other legal proceedings including those already mentioned. Management does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on the consolidated financial position, results of operations or cash flows of CBOE; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance.

NOTE 17 — SUBSEQUENT EVENTS

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was signed into law by President Obama on July 21, 2010.  Among other things, Dodd-Frank amends several existing laws to permit certain individuals registered with the SEC and the CFTC to hold securities, futures and options on futures in the same account (or “portfolio margining”).  Portfolio margining permits the calculation of margin levels based on any remaining liability derived after all offsetting positions held in the same account have been netted against each other.  When securities and futures and options on futures are held in separate accounts, margin levels are determined separately, which typically results in higher margin levels.  In addition, futures and options on futures contracts held in a portfolio margining account would be eligible for SIPC (Securities Investor Protection Corporation) coverage.  Additional rulemaking by the SEC and CFTC is required to fully implement portfolio margining.  The Company is currently analyzing the impact of the change in portfolio margining as well as other aspects of this legislation to determine the full extent of the impact on its business.

On August 3, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 cents per share. The dividend is payable September 24, 2010, to shareholders of record at the close of business on September 3, 2010.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, included in Item 1. in this Quarterly Report on Form 10-Q and in the Company’s Amendment No. 4 to the Form S-1 Registration Statement and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Amendment No. 4 to the Form S-1 Registration Statement. This discussion contains forward-looking information.  Please see “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors”  for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

The Company’s primary business is operated through our subsidiary, CBOE, which operates markets for the trading of listed options contracts for three broad product categories: the stocks of individual corporations (equity options), various market indexes (index options) and securitized baskets of equity (exchange-traded funds). In addition to traditional open outcry markets, we offer electronic trading through our hybrid trading model that operates on a proprietary technology platform known as CBOEdirect. We derive a substantial portion of our revenue from transaction fees relating to the trading in our markets; these fees accounted for 83.1% and 77.7% of total operating revenues for the six months ended June 30, 2010 and 2009, respectively. Other revenues are generated by access fees for trading permits and dues payments, user fees charged trading permit holders for certain exchange services, the sale of market data generated by trading in our markets, and regulatory related fees, which accounted for 2.1%, 4.1%, 5.3% and 3.8%, respectively, and 6.1%, 5.7%, 5.1% and 3.8%, respectively, of total operating revenues for the six months ended June 30, 2010 and 2009, respectively. In general, our operating revenues are primarily driven by the number of contracts traded on the Exchange. In order to increase the volume of contracts traded on the Exchange, we strive to develop and promote contracts designed to satisfy the trading, hedging and risk-management needs of our market participants.

The restructuring transaction converted our organization from a non-stock company with members into a stock holding company with stockholders. CBOE’s members have become stockholders of CBOE Holdings. Beginning July 1, 2010, we will earn access fee revenue from trading permit holders and will no longer generate revenue from membership dues. Based on our current assumptions, we expect that a significant amount of incremental operating revenues will be generated by access fees from trading permit holders.

The Company operates in one business segment.

Components of Operating Revenues

Transaction Fees

The primary and largest source of operating revenues is transaction fee revenue. Transaction fee revenue is a function of three variables: (1) exchange fee rates, determined primarily by contract type; (2) trading volume; and (3) transaction mix between contract type (trading permit holder versus non-trading permit holder). Because trading fees are assessed on a per contract basis, exchange fee revenue is highly correlated to the volume of contracts traded on CBOE’s markets. While exchange fee rates are established by the Exchange, trading volume and transaction mix are primarily influenced by factors outside the Exchange’s control. These external factors include price volatility in the underlying securities and national and international economic and political conditions. In addition, the SEC published for comment proposed rule amendments that, if adopted as proposed, would place a $0.30 per contract side limit on the total access fees that an exchange may charge for the execution of an order against a quotation that is the best bid or best offer of such exchange in a listed option. If the proposed rules are adopted as proposed, or are adopted in a form substantially similar to that proposed, they would reduce transaction fees materially. The comment period for the proposal ended on June 21, 2010. The Exchange submitted a comment letter to the SEC regarding the potential issues arising from the adoption of a fee cap.

Revenue is recorded as transactions occur on a trade-date basis. Transaction fee revenue accounted for 83.1% and 77.7% of total operating revenues for the six months ended June 30, 2010 and 2009, respectively. The main categories traded are; equities, indexes and exchange-traded funds (ETFs). The equities category reflects trading in options contracts on the stocks of individual companies. Indexes include options contracts on market indexes and on the interest rates of U.S. Treasury Securities. ETFs are baskets of stocks designed to generally track an index, but which trade like individual stocks.

The Company believes that the number of investors that use options represents a growing proportion of the total investing public and that the growth in the use of options represents a long-term trend that will continue in the future. Furthermore, we believe significant opportunities exist to expand the use of options by both institutional and professional investors and for the migration of activity from the over-the-counter market to exchanges.

While there is no certainty, we expect that the industry-wide and CBOE-specific factors that contributed to past volume changes will continue to contribute to future volume changes. Therefore, if these same factors continue to exist, we may experience similar changes in contract trading volume. However, additional factors may arise that could offset future increases in contract trading volume or result in a decline in contract trading volume, such as new or existing competition or other events. Accordingly, recent contract trading volume history may not be an indicator of future contract trading volume.

Access Fees

Access fees represent fees assessed to CBOE Temporary Members and interim trading permit holders for the right to trade at CBOE and dues charged to members. The fees assessed temporary members and interim trading permit holders were based on average lease rates and the number of temporary access points and interim trading permits issued which have both declined in the current period. This category of revenue accounted for 2.1% and 6.1% of total operating revenues for the six months ended June 30, 2010 and 2009, respectively.

The interim trading permit program was initiated in July 2008 and ended on June 18, 2010.

On July 1, 2010, CBOE began charging monthly fees to trading permit holders under the new trading access program and these fees are expected to contribute significantly to our operating revenues in future quarters.  For July 2010, CBOE had approximately 950 access points for trading permits. Access could be impacted by seasonality and market fluctuations that affect trading volume. Based on the current fee schedule, CBOE expects the average permit rate to be in a range of $6,000 to $6,400 per month for 2010.

Exchange Services and Other Fees

To facilitate trading and provide technology services, the Exchange offers trading floor space, terminal, printer and other equipment rentals, maintenance services and telecommunications services. Trading floor and equipment rents are generally on a month-to-month basis. Facilities, systems services and other fees are generally monthly fee-based, although certain services are influenced by trading volume or other defined metrics, while others are based solely on demand. Revenue from exchange services and other fees has been flat to trending down as a greater number of market participants access CBOE through electronic means rather than in an open outcry environment. This category of revenue accounted for 4.1% and 5.7% of our total operating revenues for the six months ended June 30, 2010 and 2009, respectively.

Market Data Fees

Market data fees represent income derived from the sale of our transaction information through the OPRA and the Company’s market data services. OPRA is not consolidated with CBOE Holdings. OPRA gathers market data from various options exchanges, including CBOE, and, in turn, disseminates this data to third parties who pay fees to OPRA to access the data. As a member exchange, we are members of a management committee with other member exchanges that administer the OPRA limited liability agreement. Revenue generated by OPRA from the dissemination of market data is shared among OPRA’s members according to the relative number of trades executed by each of the member exchanges as calculated each quarter. A trade consists of a single transaction, but may consist of several contracts. Each member exchange’s share of market data revenue generated by OPRA is calculated on a per trade basis and is not based on the underlying number of contracts. The Company also derives revenue from the direct sale of a wide range of current and historical market data. This category of revenue accounted for 5.3% and 5.1% of our total operating revenues for the six months ended June 30, 2010 and 2009, respectively.

Regulatory Fees

Regulatory fees are charged to trading permit holders and trading permit holder firms in support of CBOE’s regulatory responsibilities as a self regulatory organization under the Exchange Act. Historically, most of this revenue was based on the number of registered representatives that a CBOE member firm maintained. In 2008, CBOE eliminated the Registered Representative Fee and announced a new fee structure that was implemented in 2009, under which regulatory fees are based on the number of customer contracts executed by member firms. CBOE began charging the customer contracts-based Options Regulatory Fee as of March 1, 2009. The Company expects the amount of revenue collected from the Options Regulatory Fee to be approximately the same as the amount of revenue collected from the former Registered Representative Fee. This source of revenue could decline in the future if the number of customer contracts executed by CBOE trading permit holder firms declines and rates are not increased. This category of revenue accounted for 3.8% of our total operating revenues for the six months ended June 30, 2010 and 2009.

Other Revenue

Other revenue accounted for 1.6% of our total operating revenues for the six months ended June 30, 2010 and 2009. The following sub-categories represent the largest source of revenue within other revenues:

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

•      Investment income represents our return from the investment of our excess cash. Currently, the Company invests its excess cash in highly liquid, short-term investments, such as money market funds. Historically, we have also invested our cash in highly-liquid, investment grade commercial paper and corporate bonds and U.S. Treasury securities. Our highest priority in making investment decisions is to assure the preservation of principal and secondarily to retain liquidity to meet projected cash requirements and maximize yield within the specified quality and maturity restrictions.

•      Net loss from investment in affiliates includes losses from our investment in OneChicago, LLC (OneChicago).

•      Other borrowing costs are associated with a $150 million senior credit facility. These costs primarily represent commitment fees paid on the unused portion of the facility and the amortization of deferred financing costs.

Three Months ended June 30, 2010 compared to the three months ended June 30, 2009

Overview

The following summarizes changes in financial performance for the three months ended June 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
		(dollars in millions)
Total operating revenues	$112.6	$109.0	$3.6	3.3%
Total operating expenses	70.8	61.4	9.4	15.3%
Operating income	41.8	47.6	(5.8)	(12.2)%
Total other income/(expense)	(0.2)	(0.1)	0.1	100.0%
Income before income taxes	41.6	47.5	(5.9)	(12.4)%
Income tax provision	16.7	19.4	(2.7)	(13.9)%
Net income	$24.9	$28.1	$(3.2)	(11.4)%
Operating income percentage	37.1%	43.7%
Net income percentage	22.1%	25.8%

•      The Company’s market share of total options contracts traded declined slightly to 31.1% for the three months ended June 30, 2010, compared with 31.3% for the same period in 2009.

•      Total operating revenues increased due to higher transaction fees, market data fees and other revenue, partially offset by a decrease in access fees, regulatory fees and exchange services and other fees.

•      Total operating expenses increased primarily due to increases in employee costs, outside services, royalty fees and other expenses.

•      Total other income/(expense) increased primarily due to lower investment income for the three months ended June 30, 2010 as compared to the same period in 2009.

Significant Events in the three months ended June 30, 2010

On June 21, 2010, the Exchange submitted a comment letter to the SEC in response to the proposed $0.30 fee cap. On April 21, 2010, the SEC published for comment proposed rule amendments that, if adopted as proposed, would place a $0.30 per contract limit on the total access fees that an exchange may charge for the execution of an order against a quotation that is the best bid or best offer of such exchange in a listed option. If the proposed rule amendments are adopted as proposed, or are adopted in a form substantially similar to that proposed, they would materially reduce transaction fees. The results for the three and six months ended June 30, 2010 were not impacted by the proposed rule amendments.

On June 18, 2010, the Company finalized the restructuring transaction and settled all obligations pursuant to the Settlement Agreement, including the payment of $300 million to Exercise Right participants.

On June 18, 2010 CBOE Holdings declared and paid a special dividend of $113.4 million following the issuance of the Class A common stock in the restructuring transaction and Class B common stock pursuant to the Settlement Agreement.

The initial public offering of 13,455,000 shares of unrestricted common stock, including 2,085,774 shares of unrestricted common stock sold by the selling stockholders, for a price of $29.00 per share, was completed on June 18, 2010.  Net proceeds to the Company after deducting underwriter’s fees and commissions and other related expenses were $301.4 million.

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

In May 2010, CBOE and S&P reached an understanding under which CBOE has agreed to reimburse S&P approximately $1.7 million for costs incurred by S&P in defending its proprietary rights in the S&P 500 Index, which CBOE has an exclusive license to use as the underlying interest for index options.

Operating Revenues

Total operating revenues for the three months ended June 30, 2010 were $112.6 million, an increase of $3.6 million, or 3.3%, compared with the same period in 2009. The following summarizes changes in total operating revenues for the three months ended June 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$94.1	$81.1	$13.0	16.0%
Access fees	2.3	10.4	(8.1)	(77.9)%
Exchange services and other fees	4.5	5.8	(1.3)	(22.4)%
Market data fees	5.6	5.2	0.4	7.7%
Regulatory fees	4.2	4.9	(0.7)	(14.3)%
Other revenue	1.9	1.6	0.3	18.8%
Total operating revenues	$112.6	$109.0	$3.6	3.3%

Transaction Fees

Transaction fees increased 16.0% to $94.1 million for the three months ended June 30, 2010, representing 83.6% of total operating revenues, compared with $81.1 million for the same period in 2009, or 74.4% of total operating revenues. This increase was largely driven by increases of 12.6% and 2.9% in trading volume and average transaction fee per contract, respectively. The following summarizes transactions fees by product for the three months ended June 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$26.3	$32.9	$(6.6)	(20.1)%
Indexes	46.1	29.7	16.4	55.2%
Exchange-traded funds	19.9	18.2	1.7	9.3%
Total options transaction fees	92.3	80.8	11.5	14.2%
Futures	1.8	0.3	1.5	500.0%
Total transaction fees	$94.1	$81.1	$13.0	16.0%

Trading Volume

Our average daily trading volume for the three months ended June 30, 2010 was 5.31 million contracts, up 12.7% compared with 4.71 million for the same period in 2009. Total trading days for the three months ended June 30, 2010 and 2009 was sixty-three. The following summarizes changes in total trading volume and average daily trading volume (ADV) by product for the three months ended June 30, 2010 compared to the same period in 2009.

	2010		2009		Volume Percent	ADV Percent
	Volume	ADV	Volume	ADV	Change	Change
		(in millions)
Equities	162.5	2.58	175.0	2.78	(7.1)%	(7.2)%
Indexes	79.5	1.26	52.5	0.83	51.4%	51.8%
Exchange-traded funds	91.4	1.45	69.3	1.10	31.9%	31.8%
Total options contracts	333.4	5.29	296.8	4.71	12.3%	12.3%
Futures contracts	1.0	0.02	0.2	—	—	—
Total contracts	334.4	5.31	297.0	4.71	12.6%	12.7%

Average transaction fee per contract

The average transaction fee per contract was $0.281 for the three months ended June 30, 2010, an increase of 2.9% compared with $0.273 for the same period in 2009. Average transaction fee per contract represents transaction fees divided by total contracts. The following summarizes average transaction fee per contract by product for the three months ended June 30, 2010 compared to the same period in 2009.

	2010	2009	Percent Change
Equities	$0.162	$0.188	(13.8)%
Indexes	0.580	0.565	2.7%
Exchange-traded funds	0.217	0.263	(17.5)%
Total options average transaction fee per contract	0.277	0.272	1.8%
Futures	1.717	1.738	(1.2)%
Total average transaction fee per contract	$0.281	$0.273	2.9%

There are a number of factors that contributed to the change in our average transaction fee per contract for the three months ended June 30, 2010 compared to the same period in 2009. These include:

•      Product mix—The increase in the average transaction fee per contract reflects a shift in the volume mix by product. Indexes accounted for 23.8% and 17.7% of options contracts traded in the three months ended June 30, 2010 and 2009, respectively. Since indexes represent our highest-margin products, their increase as a percent of total volume contributed to the increase in the total average transaction fee per contract.

•      Premium products—Premium products are those which we believe warrant the same or higher pricing for customer, professional and voluntary professional orders as our market-maker, trading permit holder firm and broker-dealer orders and for all non-public customer transactions. These products include options on all licensed and proprietary index options and futures. Contract volume in premium products increased for the three months ended June 30, 2010 as compared with same period in 2009, primarily due to a 41.3% and 136.5% increase in SPX and VIX, respectively. As a percentage of total index options volume for the three months ended June 30, 2010 and 2009, SPX and VIX accounted for 67.1% and 20.5%, respectively, and 71.8% and 13.1%, respectively. As a percentage of total index options transaction fees for the three months ended June 30, 2010 and 2009, SPX and VIX accounted for 71.5% and 16.9%, respectively, and 74.6% and 11.9%, respectively.

•      New order type—In 2010, the Exchange implemented a new order type, referred to as “Professional.” The purpose of the new order type is to distinguish between those public customer orders routed to CBOE which are for non-professional, retail investors and those public customer orders which are for persons or entities that have access to information and technology that enables them to professionally trade listed options in the same manner as a broker-dealer. In the prior year, the Exchange did not charge transaction fees for these types of orders as they were included in the order type “Customer.”

•      Impact of Clearing Firm Sliding Scale— CBOE has a program which, based on attainment of certain volume levels, allows clearing firms to be assessed reduced transaction fees within a specific month. The program provides for a reduction of transaction fees at five distinct volume levels. Each level achieved provides a further reduction in transaction fees. The clearing firm sliding scale applies to clearing firm trading permit holders’ proprietary orders in all products except for certain excluded orders. For the three months ended June 30, 2010, the clearing firm sliding scale increased compared to the prior year period due to an increase in permit holders qualifying for the reduced fees, an increase in the number of contracts traded by those permit holders and an increase in the number of contracts traded by the permit holders achieving the highest level of reduced fees. We believe the increase in qualifying permit holders and contracts qualifying for the largest fee reduction negatively impacted average transaction fee per contract in general and was the primary contributor to the decrease in equities.

•      99 or less contracts— Effective May 2009, CBOE waived transaction fees for customer orders of 99 contracts or less in the ETF category. We believe the waived contract fees are a contributing factor to the reduction of average transaction fee per contract for exchange-traded funds for the three months ended June 30, 2010 as compared to the same period in 2009.

We have and will continue to change our fees in response to competitive factors in the options industry. Any future fee changes may increase or decrease our average transaction fee per contract. Our average transaction fee may also increase or decrease based on changes in trading patterns of market makers and order-flow providers which are based on factors not in our control. Our average transaction fee will also change if recently proposed SEC rule changes are adopted as proposed.

At June 30, 2010, there were approximately 90 clearing firms, two of which cleared a combined 61% of our trades in the three months ended June 30, 2010. No one customer of either of these clearing firms represented more than 10% of our transaction fees revenue for the three months ended June 30, 2010 or 2009. Should a clearing firm withdraw from the Exchange, we believe the customer portion of that firm’s trading activity would likely transfer to another clearing firm. Therefore, we do not believe the Exchange is exposed to a significant risk from the loss of revenue received from a particular clearing firm.

Access Fees

Access fees for the three months ended June 30, 2010 and 2009 were $2.3 million and $10.4 million, respectively, representing 2.0% and 9.5% of total operating revenues, respectively.  The decrease in access fees can be attributed to a reduction in temporary access fees of $7.5 million and a reduction in interim trading permit revenue of $1.1 million, partially offset by an increase in membership dues of $0.6 million. In June 2009, the Company recognized $8.3 million in temporary access fees, not subject to the fee-based payments under the Settlement agreement assessed and collected in 2009, based on the Delaware Court issuing a Memorandum Opinion approving the Settlement Agreement. The $8.3 million recognized in June 2009, included fees collected and assessed in the first quarter of 2009 totaling $4.7 million. Excluding the $4.7 million related to the first quarter of 2009, temporary access fees decreased by $2.8 million for the three months ended June 30, 2010 compared to the same period in 2009.

The decline in temporary access fees and interim trading permit revenue is attributed to a reduction in average lease rates and a decline in the number of temporary access points and interim trading permits issued. In addition, interim trading permit revenue was impacted by an increase in amounts paid by the Exchange to compensate members for unleased memberships in accordance with the interim trading permit program.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended June 30, 2010 decreased 22.4% to $4.5 million from $5.8 million for the same period in 2009, representing 4.0% and 5.3% of total operating revenues, respectively. The decrease can primarily be attributed to the elimination of the hybrid electronic quoting fee, which totaled a net assessed amount of $1.0 million for the three months ended June 30, 2009. The hybrid quoting fee was established with the purpose of promoting and encouraging more efficient quoting by assessing or crediting liquidity providers based on a bid and offer table. For 2010, the Company believes the fee is no longer necessary to help mitigate quote message traffic. The Company believes liquidity providers generally are quoting more efficiently in response to the expansion of the Penny Pilot Program in order to remain competitive in the penny classes.

Market Data Fees

Market data fees increased $0.4 million to $5.6 million for the three months ended June 30, 2010 from $5.2 million for the same period in 2009. This category accounted for 5.0% and 4.8% of total operating revenues, respectively. Market data fees represent income derived from OPRA as well as the Company’s market data services. For the three months ended June 30, 2010 and 2009, OPRA and CBOE market data fees were $4.2 million and $1.4 million, respectively, and $4.9 million and $0.3 million, respectively. OPRA income is allocated through OPRA based on each exchange’s share of total options transactions cleared. The Company’s share of OPRA income for the three months ended June 30, 2010 decreased to 27.8% from 31.0% for the same period in 2009 due to a decrease in total options transactions cleared. The Company’s market data services provide users with current and historical options and futures data. The increase in the Company’s market data fees is due to the introduction of new market data products in the first quarter of 2010.

Regulatory Fees

Regulatory fees decreased 14.3% for the three months ended June 30, 2010 to $4.2 million from $4.9 million for the same period in 2009. As a percent of total operating revenues, regulatory fees accounted for 3.7% and 4.5%, respectively. Effective March 1, 2009, the Company implemented a new fee structure under which regulatory fees are based on the number of customer contracts executed by member firms rather than the number of registered representatives. The decrease in the regulatory fees is primarily due to a reduction in the rate charged on customer contracts which was implemented in the third quarter of 2009.

Other Revenue

Other revenue was $1.9 million for the three months ended June 30, 2010 compared with $1.6 million for the same period in 2009, representing an increase of $0.3 million. This category accounted for 1.7% and 1.5% of total operating revenues, respectively.

Operating Expenses

Total operating expenses increased $9.4 million, or 15.3%, to $70.8 million for the three months ended June 30, 2010 from $61.4 million for the same period in 2009. This increase was primarily due to increases in employee costs, outside services, royalty fees and other expense, partially offset by a decrease in data processing costs and facilities costs. Expenses increased to 62.9% of total operating revenues for the three months ended June 30, 2010 compared with 56.3% for the same period in 2009.

The following summarizes changes in operating expenses for the three months ended June 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$22.6	$20.9	$1.7	8.1%
Depreciation and amortization	7.3	6.9	0.4	5.8%
Data processing	5.2	5.7	(0.5)	(8.8)%
Outside services	10.1	7.5	2.6	34.7%
Royalty fees	11.5	7.8	3.7	47.4%
Trading volume incentives	7.3	6.8	0.5	7.4%
Travel and promotional expenses	3.2	3.2	—	—
Facilities costs	1.3	1.6	(0.3)	(18.8)%
Other expenses	2.3	1.0	1.3	130.0%
Total operating expenses	$70.8	$61.4	$9.4	15.3%

Employee Costs

For the three months ended June 30, 2010, employee costs were $22.6 million, or 20.1% of total operating revenues, compared with $20.9 million, or 19.2% of total operating revenues, for the same period in 2009. This represents an increase of $1.7 million or 8.1%. The increase is primarily attributed to the recognition of stock-based compensation totaling $0.6 million due to the awarding of restricted stock to employees, an increase in severance expense of $0.4 million due to targeted staff reductions, and higher salary costs, including payroll taxes and insurance benefits, of $0.7 million due to compensation increases granted in July of the prior year. Based on the grant date of June 15, 2010, stock-based compensation expense represents one-half month of expense. In subsequent periods, the quarterly expense for stock-based compensation is projected to be in the range of $3.8 to $4.0 million.

Depreciation and Amortization

Depreciation and amortization increased by $0.4 million to $7.3 million for the three months ended June 30, 2010 compared with $6.9 million for the same period in 2009, primarily reflecting additions to fixed assets. Additions were primarily purchases of systems hardware and software to enhance system functionality and expand capacity. Depreciation and amortization charges represented 6.5% and 6.3% of total operating revenues for the three months ended June 30, 2010 and 2009, respectively.

Data Processing

Data processing expenses decreased to $5.2 million for the three months ended June 30, 2010 compared with $5.7 million in the prior-year period, representing 4.6% and 5.2% of total operating revenues for the three months ended June 30, 2010 and 2009, respectively. The decrease is primarily due to a reduction in expenses for other exchange and information vendor data of $0.3 million as the Company has experienced a reduction in demand from Exchange participants for the services provided by those exchanges and information vendors.

Outside Services

Expenses related to outside services increased to $10.1 million for the three months ended June 30, 2010 from $7.5 million in the prior-year period and represented 8.9% and 6.9% of total operating revenues for the three months ended June 30, 2010 and 2009, respectively. The $2.6 million increase primarily reflects higher legal expenses associated with litigation costs of $2.0 million and an increase in consulting fees of $0.6 million for the supplementation of staff for activities primarily related to systems development and maintenance. The $2.0 million increase in legal fees is primarily attributed to the $1.7 million CBOE has agreed to reimburse S&P for costs incurred by S&P in defending its proprietary rights in the S&P 500 Index, which CBOE has an exclusive license to use as the underlying interest for index options.

Royalty Fees

Royalty fees expense for the three months ended June 30, 2010 was $11.5 million compared with $7.8 million for the same period in 2009, an increase of $3.7 million, or 47.4%. This increase is directly related to higher trading volume in CBOE’s licensed options products and a fee increase on certain licensed index products for the three months ended June 30, 2010 compared with the same period in 2009. Royalty fees represented 10.2% and 7.2% of total operating revenues for the three months ended June 30, 2010 and 2009, respectively.

Trading Volume Incentives

Trading volume incentives increased by $0.5 million to $7.3 million for the three months ended June 30, 2010 compared to $6.8 million for the same period in 2009, representing 6.5% and 6.2% of total operating revenues for the three months ended June 30, 2010 and 2009, respectively. The increase reflects an increase in expenses of $1.5 million for an incentive program for market-makers related to penny pilot classes, partially offset by a decline in expenses of $1.0 million related to a market linkage program.

The Exchange provides an incentive to market-makers for transactions in a penny pilot class. To qualify for the incentive, 60% of the market-maker’s quotes in that class in the prior period must be on one side of the National Best Bid and Offer (NBBO). Due to increased offerings in the Penny Pilot Program, CBOE experienced an increase in expenses related to the incentive program for the three months ended June 30, 2010 as compared to the same period in 2009. In the second half of 2009, the SEC approved a proposal to continue to expand the Penny Pilot Program through December 31, 2010. The expansion is achieved by adding the 300 most actively traded, multiply listed options classes, in groups of 75 through August 2010, that are not currently in the program. As of June 30, 2010, 225 of the 300 most actively traded, multiply listed options classes have been added to the Penny Pilot Program with the final 75 most actively traded, multiply listed classes being added on August 2, 2010.

The market linkage program is intended to encourage broker-dealers to route customer orders to the Exchange rather than to our competitors and provides our liquidity providers the opportunity to quote on the order while saving customers the execution fee they would otherwise incur by routing directly to a competing exchange. If a competing exchange quotes a better price, we route the customer’s order to that exchange and pay the associated costs. Regardless of whether the transaction is traded at CBOE, the order flow potential enhances CBOE’s overall market position and participation and provides cost savings to customers. Market linkage expenses vary based on the volume of contracts linked to other exchanges and fees charged by other exchanges. For the three months ended June 30, 2010, the decrease in the expense for the market linkage program represents a decrease in the number of customer orders routed to CBOE.

Facilities Costs

Facilities costs for the three months ended June 30, 2010 and 2009 were $1.3 million and $1.6 million, representing 1.2% and 1.5% of total operating revenues for the three months ended June 30, 2010 and 2009.

Other Expenses

Other expenses totaled $2.3 million for the three months ended June 30, 2010, an increase of $1.3 million from the same period in 2009. This increase is related to costs associated with an isolated incident caused by a software bug which totaled $0.9 million and the recognition of $0.3 million in Illinois franchise taxes due to the Company’s transition from a membership organization to a stock corporation. Other expenses were 2.0% and 0.9% of total operating revenues for the three months ended June 30, 2010 and 2009, respectively.

Operating Income

As a result of the items above, operating income for the three months ended June 30, 2010 was $41.8 million compared to $47.6 million for the same period in 2009, a reduction of $5.8 million.

Other Income/(Expense)

Investment Income

Investment income totaled $0.1 million for the three months ended June 30, 2010, a decrease of $0.3 million compared with the same period in 2009. The drop in investment income was due to lower yields realized on higher invested cash for the three months ended June 30, 2010 as compared to the same period in 2009.

Net Loss from Investment in Affiliates

Net loss from investment in affiliates was $0.2 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively. The loss reflects our share of the operating losses of OneChicago.

Other Borrowing Costs

On December 23, 2008, the Company entered into a senior credit facility with three financial institutions. The credit agreement is a three-year revolving credit facility of up to $150 million and expires on December 23, 2011. The Company pays a commitment fee on the unused portion of the facility. The commitment fee and amortization of deferred financing costs associated with the credit facility totaled $0.2 million for the three months ended June 30, 2010 and 2009. There have been no borrowings against the credit facility in 2010.

Income before Income Taxes

As a result of the items above, income before income taxes for the three months ended June 30, 2010 was $41.6 million compared to $47.5 million for the same period in 2009, a reduction of $5.9 million.

Income Tax Provision

For the three months ended June 30, 2010, the income tax provision was $16.7 million compared to $19.4 million for the same period in 2009. This decrease is directly related to the decline in income before income taxes and a decrease in the effective tax rate. The effective tax rate was 40.1% and 40.8% for the three months ended June 30, 2010 and 2009, respectively. The decrease in our effective tax rate was primarily due to a decrease in permanent and other differences.

Net Income

As a result of the items above, net income for the three months ended June 30, 2010 was $24.9 million compared to $28.1 million for the same period in 2009, a reduction of $3.2 million.

Six Months ended June 30, 2010 compared to the six months ended June 30, 2009

Overview

The following summarizes changes in financial performance for the six months ended June 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
		(dollars in millions)
Total operating revenues	$213.7	$207.1	$6.6	3.2%
Total operating expenses	133.1	119.2	13.9	11.7%
Operating income	80.6	87.9	(7.3)	(8.3)%
Total other income/(expense)	(0.6)	—	0.6	—
Income before income taxes	80.0	87.9	(7.9)	(9.0)%
Income tax provision	32.4	35.5	(3.1)	(8.7)%
Net income	$47.6	$52.4	$(4.8)	(9.2)%
Operating income percentage	37.7%	42.4%
Net income percentage	22.3%	25.3%

•      The Company’s market share of total options contracts traded declined to 30.5% for the six months ended June 30, 2010, compared with 31.4% for the same period in 2009.

•      Total operating revenues increased due to higher transaction fees and market data fees, partially offset by a decrease in access fees and exchange services and other fees.

•      Total operating expenses increased primarily due to increases in employee costs, outside services and royalty fees, partially offset by a decrease in trading volume incentives.

•      Total other income/(expense) increased primarily due to lower investment income for the first six months of 2010 as compared to the same period in 2009.

Operating Revenues

Total operating revenues for the six months ended June 30, 2010 were $213.7 million, an increase of $6.6 million, or 3.2%, compared with the same period in 2009. The following summarizes changes in total operating revenues for the six months ended June 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$177.5	$161.0	$16.5	10.2%
Access fees	4.5	12.6	(8.1)	(64.3)%
Exchange services and other fees	8.8	11.9	(3.1)	(26.1)%
Market data fees	11.4	10.5	0.9	8.6%
Regulatory fees	8.0	7.8	0.2	2.6%
Other revenue	3.5	3.3	0.2	6.1%
Total operating revenues	$213.7	$207.1	$6.6	3.2%

Transaction Fees

Transaction fees increased 10.2% to $177.5 million for the six months ended June 30, 2010, representing 83.1% of total operating revenues, compared with $161.1 million for the same period in 2009, or 77.7% of total operating revenues. This increase was largely driven by increases of 7.4% and 2.8% in trading volume and average transaction fee per contract, respectively. The following summarizes transactions fees by product for the six months ended June 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$53.2	$61.9	$(8.7)	(14.1)%
Indexes	86.5	60.2	26.3	43.7%
Exchange-traded funds	34.8	38.4	(3.6)	(9.4)%
Total options transaction fees	174.5	160.5	14.0	8.7%
Futures	3.0	0.5	2.5	—
Total transaction fees	$177.5	$161.0	$16.5	10.2%

Trading Volume

Our average daily trading volume for the first six months of 2010 was 4.94 million contracts, up 7.4% compared with 4.60 million for the same period in 2009. Total trading days for the first six months of 2010 and 2009 was one hundred and twenty four. The following summarizes changes in total trading volume and average daily trading volume (ADV) by product for the six months ended June 30, 2010 compared to the same period in 2009.

	2010		2009		Volume Percent	ADV Percent
	Volume	ADV	Volume	ADV	Change	Change
		(in millions)
Equities	308.6	2.49	323.7	2.61	(4.7)%	(4.6)%
Indexes	147.2	1.19	106.2	0.86	38.6%	38.4%
Exchange-traded funds	154.9	1.25	140.1	1.13	10.6%	10.6%
Total options contracts	610.7	4.93	570.0	4.60	7.1%	7.2%
Futures contracts	1.7	0.01	0.3	—	—	—
Total contracts	612.4	4.94	570.3	4.60	7.4%	7.4%

Average transaction fee per contract

The average transaction fee per contract was $0.290 for the six months ended June 30, 2010, an increase of 2.8% compared with $0.282 for the same period in 2009. Average transaction fee per contract represents transaction fees divided by total contracts. In general, the Company faces continued pressure on transaction fees in the markets in which it competes. The following summarizes average transaction fee per contract by product for the six months ended June 30, 2010 compared to the same period in 2009.

	2010	2009	Percent Change
Equities	$0.172	$0.191	(9.9)%
Indexes	0.588	0.567	3.7%
Exchange-traded funds	0.225	0.274	(17.9)%
Total options average transaction fee per contract	0.286	0.281	1.8%
Futures	1.806	1.716	5.2%
Total average transaction fee per contract	$0.290	$0.282	2.8%

There are a number of factors that contributed to the change in our average transaction fee per contract for the six months ended June 30, 2010 compared to the same period in 2009. These include:

•      Product mix—The increase in the average transaction fee per contract reflects a shift in the volume mix by product. Indexes accounted for 24.1% and 18.6% of options contracts traded in the first six months of 2010 and 2009, respectively. Since indexes represent our highest-margin products, their increase as a percent of total volume contributed to the increase in the total average transaction fee per contract.

•      Premium products—Contract volume in premium products increased for the six months ended June 30, 2010 as compared with same period in 2009, primarily due to a 27.6% and 152.9% increase in SPX and VIX, respectively. As a percentage of total index options volume for the six months ended June 30, 2010 and 2009, SPX and VIX accounted for 66.5% and 20.5%, respectively, and 72.2% and 11.2%, respectively. As a percentage of total index options transaction fees for the six months ended June 30, 2010 and 2009, SPX and VIX accounted for 71.2% and 16.7%, respectively, and 75.1% and 10.2%, respectively.

•      New order type—In 2010, the Exchange implemented a new order type, referred to as “Professional.” The purpose of the new order type is to distinguish between those public customer orders routed to CBOE which are for non-professional, retail investors and those public customer orders which are for persons or entities that have access to information and technology that enables them to professionally trade listed options in the same manner as a broker-dealer. In the prior year, CBOE did not charge transaction fees for these types of orders as they were included in the order type “Customer.”

•      Impact of Clearing Firm Sliding Scale— CBOE has a program which, based on attainment of certain volume levels, allows clearing firms to be assessed reduced transaction fees within a specific month. The program provides for a reduction of transaction fees at five distinct volume levels. Each level achieved provides a further reduction in transaction fees. The clearing firm sliding scale applies to clearing firm trading permit holders’ proprietary orders in all products except for certain excluded orders. For the six months ended June 30, 2010, the clearing firm sliding scale increased compared to the prior year period due to an increase in permit holders qualifying for the reduced fees, an increase in the number of contracts traded by those permit holders and an increase in the number of contracts traded by the permit holders achieving the highest level of reduced fees. We believe the increase in qualifying permit holders and contracts qualifying for the largest fee reduction negatively impacted average transaction fee per contract in general and was the primary contributor to the decrease in equities.

•      99 or less contracts— Effective May 2009, CBOE waived transaction fees for customer orders of 99 contracts or less in the exchange-traded fund category. We believe the waived contract fees are a contributing factor to the reduction of average transaction fee per contract for exchange-traded funds for the six months ended June 30, 2010 as compared to the same period in 2009.

Access Fees

Access fees for the six months ended June 30, 2010 and 2009 were $4.5 million and $12.6 million, respectively, representing 2.1% and 6.1% of total operating revenues, respectively. The decrease in access fees can be attributed to a reduction in temporary access fees of $6.5 million and a reduction in interim trading permit revenue of $2.6 million, partially offset by an increase in membership dues of $0.9 million. The decline in temporary access fees and interim trading permit revenue is attributed to a reduction in average lease rates and a decline in the number of temporary access points and interim trading permits issued. In June 2009, the Company recognized $8.3 million in temporary access fees based on the Delaware Court issuing a Memorandum Opinion approving the Settlement Agreement. Based on the favorable settlement ruling, CBOE, recognized as revenue the fees assessed to CBOE Temporary Members in 2009 that were not subject to the fee-based payments under the Settlement Agreement. The Company recognized $1.8 million in temporary access fees for the six months ended June 30, 2010 resulting in a net decrease in temporary access fees of $6.5 million. The reduction of $2.6 million in interim trading permit revenue is primarily due to a decline in permit fees, which reflects lower lease rates, the quantity of interim trading permits issued and an increase in amounts paid by the Exchange to compensate members for unleased memberships in accordance with the interim trading permit program.

Exchange Services and Other Fees

Exchange services and other fees for the six months ended June 30, 2010 decreased 26.1% to $8.8 million from $11.9 million for the same period in 2009, representing 4.1% and 5.7% of total operating revenues, respectively. The decrease can primarily be attributed to the elimination of the hybrid electronic quoting fee, which totaled a net assessed amount of $2.1 million in the first six months of 2009 and an overall reduction in fees charged for data services provided by exchanges and other information vendors to Exchange participants primarily due to a reduction in demand for the services. The hybrid quoting fee was established with the purpose of promoting and encouraging more efficient quoting by assessing or crediting liquidity providers based on a bid and offer table. For 2010, the Company believes the fee is no longer necessary to help mitigate quote message traffic. The Company believes liquidity providers generally are quoting more efficiently in response to the expansion of the Penny Pilot Program in order to remain competitive in the penny classes.

Market Data Fees

Market data fees increased $0.9 million to $11.4 million for the six months ended June 30, 2010 from $10.5 million for the same period in 2009. This category accounted for 5.3% and 5.1% of total operating revenues, respectively. Market data fees represent income derived from OPRA as well as the Company’s market data services. For the six months ended June 30, 2010 and 2009, OPRA and CBOE market data fees were $8.7 million and $2.7 million, respectively, and $9.9 million and $0.6 million, respectively. OPRA income is allocated through OPRA based on each exchange’s share of total options transactions cleared. The Company’s share of OPRA income for the six months ended June 30, 2010 decreased to 27.9% from 30.8% for the same period in 2009 due to a decrease in total options transactions cleared. The Company’s market data services provide users with current and historical options and futures data. The increase in the Company’s market data fees is due to the introduction of new market data products in the first quarter of 2010.

Regulatory Fees

Regulatory fees increased 2.6% for the six months ended June 30, 2010 to $8.0 million from $7.8 million for the same period in 2009. As a percent of total operating revenues, regulatory fees accounted for 3.8% in both periods.

Other Revenue

Other revenue was $3.5 million for the six months ended June 30, 2010 compared with $3.3 million for the same period in 2009, representing an increase of $0.2 million. This category accounted for 1.6% of total operating revenues in both periods.

Operating Expenses

Total operating expenses increased $13.9 million, or 11.7%, to $133.1 million for the six months ended June 30, 2010 from $119.2 million for the same period in 2009. This increase was primarily due to increases in employee costs, outside services and royalty fees, partially offset by a decrease in trading volume incentives. Expenses increased to 62.3% of total operating revenues for the six months ended June 30, 2010 compared with 57.6% for the same period in 2009.

The following summarizes changes in operating expenses for the six months ended June 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$45.8	$41.2	$4.6	11.2%
Depreciation and amortization	14.6	13.8	0.8	5.8%
Data processing	10.2	10.3	(0.1)	(0.1)%
Outside services	18.2	14.1	4.1	29.1%
Royalty fees	22.4	15.8	6.6	41.8%
Trading volume incentives	11.0	12.5	(1.5)	(12.0)%
Travel and promotional expenses	5.2	5.4	(0.2)	(3.7)%
Facilities costs	2.7	2.9	(0.2)	(6.9)%
Other expenses	3.0	3.2	(0.2)	(6.3)%
Total operating expenses	$133.1	$119.2	$13.9	11.7%

Employee Costs

For the six months ended June 30, 2010, employee costs were $45.8 million, or 21.4% of total operating revenues, compared with $41.2 million, or 19.9% of total operating revenues, for the same period in 2009. This represents an increase of $4.6 million or 11.2%. The increase is primarily attributed to increases in qualified and non-qualified benefit plan contributions of $0.3 million, an increase in projected incentive awards of $0.9 million reflecting the current portion of annualized expense which is aligned with CBOE’s financial performance, the recognition of stock-based compensation totaling $0.6 million due to the awarding of restricted stock to employees, increased severance expense of $1.0 million due to targeted staff reductions and higher salary costs, including payroll taxes and insurance benefits, of $1.4 million due to a slight increase in headcount coupled with compensation increases granted in July of the prior year.

Depreciation and Amortization

Depreciation and amortization increased by $0.8 million to $14.6 million for the six months ended June 30, 2010 compared with $13.8 million for the same period in 2009, primarily reflecting additions to fixed assets. Additions were primarily purchases of systems hardware and software to enhance system functionality and expand capacity. Depreciation and amortization charges represented 6.8% and 6.7% of total operating revenues for the six months ended June 30, 2010 and 2009, respectively.

Data Processing

Data processing expenses decreased to $10.2 million for the six months ended June 30, 2010 compared with $10.3 million in the prior-year period, representing 4.8% and 5.0% of total operating revenues for the six months ended June 30, 2010 and 2009, respectively.

Outside Services

Expenses related to outside services increased to $18.2 million for the six months ended June 30, 2010 from $14.1 million in the prior-year period and represented 8.5% and 6.8% of total operating revenues for the six months ended June 30, 2010 and 2009, respectively. The $4.1 million increase primarily reflects higher legal expenses associated with litigation costs of $3.2 million, an increase in consulting fees of $0.5 million for the supplementation of staff for activities primarily related to systems development and maintenance and an increase in audit and accounting fees of $0.2 million for work performed by external auditors in conjunction with external filings and the restructuring. The $3.2 million increase in legal costs include $1.7 million CBOE has agreed to reimburse S&P for costs incurred by S&P in defending its proprietary rights in the S&P 500 Index, which CBOE has an exclusive license to use as the underlying interest for index options.

For the six months ended June 30, 2010 and 2009, the Company received insurance reimbursements of $0.9 million and $0.7 million, respectively.

Royalty Fees

Royalty fees expense for the six months ended June 30, 2010 was $22.4 million compared with $15.8 million for the same period in 2009, an increase of $6.6 million, or 41.8%. This increase is directly related to higher trading volume in CBOE’s licensed options products and a fee increase on certain licensed index products for the six months ended June 30, 2010 compared with the same period in 2009. Royalty fees represented 10.5% and 7.6% of total operating revenues for the six months ended June 30, 2010 and 2009, respectively.

Trading Volume Incentives

Trading volume incentives decreased by $1.5 million to $11.0 million for the six months ended June 30, 2010 compared to $12.5 million for the same period in 2009, representing 5.2% and 6.0% of total operating revenues for the six months ended June 30, 2010 and 2009, respectively. The decrease reflects a decline in expenses of $3.8 million related to a market linkage program partially offset by an increase in expenses of $2.4 million for an incentive program for market-makers related to penny pilot classes.

The market linkage program is intended to encourage broker-dealers to route customer orders to the Exchange rather than to our competitors and provides our liquidity providers the opportunity to quote on the order while saving customers the execution fee they would otherwise incur by routing directly to a competing exchange.

The Exchange provides an incentive to market-makers for transactions in a penny pilot class. To qualify for the incentive, 60% of the market-maker’s quotes in that class in the prior period must be on one side of the National Best Bid and Offer (NBBO). Due to increased listings in the Penny Pilot Program, CBOE experienced an increase in expenses related to the incentive program for the six months ended June 30, 2010 as compared to the same period in 2009 primarily due to increased offerings in the Penny Pilot program.

Facilities Costs

Facilities costs for the six months ended June 30, 2010 and 2009 were $2.7 million and $2.9 million, respectively, representing 1.3% and 1.4% of total operating revenues for the six months ended June 30, 2010 and 2009, respectively.

Other Expenses

Other expenses totaled $3.0 million for the six months ended June 30, 2010, a decrease of $0.2 million from the same period in 2009. The decrease is primarily attributed to residual costs of $0.5 million recorded in the first quarter of 2009 for an autoquote subsidy program, which was eliminated at the end of 2008. Other expenses were 1.4% and 1.5% of total operating revenues for the six months ended June 30, 2010 and 2009, respectively.

Operating Income

As a result of the items above, operating income for the six months ended June 30, 2010 was $80.6 million compared to $87.9 million for the same period in 2009, a reduction of $7.3 million.

Other Income/(Expense)

Investment Income

Investment income totaled $0.2 million for the six months ended June 30, 2010, a decrease of $0.7 million compared with the same period in 2009. The drop in investment income was primarily due to the recognition in 2009 of interest income related to the recognition of access fees and lower yields realized on higher invested cash for the six months ended June 30, 2010 as compared to the same period in 2009.

Net Loss from Investment in Affiliates

Net loss from investment in affiliates was $0.4 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively. The loss reflects our share of the operating losses of OneChicago.

Other Borrowing Costs

The commitment fee and amortization of deferred financing costs associated with the credit facility totaled $0.4 million for the six months ended June 30, 2010 and 2009. There have been no borrowings against the credit facility in 2010.

Income before Income Taxes

As a result of the items above, income before income taxes for the six months ended June 30, 2010 was $80.0 million compared to $87.9 million for the same period in 2009, a reduction of $7.9 million.

Income Tax Provision

For the six months ended June 30, 2010, the income tax provision was $32.4 million compared to $35.5 million for the same period in 2009. This decrease is directly related to the decline in income before income taxes partially offset by an increase in the effective tax rate. The effective tax rate was 40.5% and 40.4% for the six months ended June 30, 2010 and 2009, respectively.

Net Income

As a result of the items above, net income for the six months ended June 30, 2010 was $47.6 million compared to $52.4 million for the same period in 2009, a reduction of $4.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position as of June 30, 2010

As of June 30, 2010, total assets were $523.7 million, a decrease of $48.2 million compared with $571.9 million at December 31, 2009. This decrease was primarily due to payment of the Exercise Right privilege payable and the special dividend partially offset by the proceeds received from the initial public offering and positive cash flow generated from operations. The following highlights the key factors that contributed to the change in total assets:

•                  Cash and cash equivalents decreased by $59.6 million to $324.1 million, reflecting the $300.0 million payment of the Exercise Right privilege payable and the $113.4 million payment of the special dividend, partially offset by the $301.4 million net proceeds generated by the initial public offering and positive cash generated from operations. Our cash and cash equivalents were primarily comprised of investments in money market funds.

•                  Accounts receivable increased by $3.5 million to $33.9 million from $30.4 million primarily due to growth in transaction fees.

At June 30, 2010, total liabilities were $99.3 million, a decrease of $284.5 million from the December 31, 2009 balance of $383.8 million. This decrease is primarily due payments totaling $305.7 million due to the completion of the restructuring transaction. The $305.7 million in payments consisted of; $300.0 million to the Exercise Right privilege participants, $3.0 million to the appellants of the settlement and $2.7 million to former temporary members for access fees subject to fee based payments. In addition, deferred income taxes decreased $4.5 million. These amounts were partially offset by an increase in deferred revenue of $23.2 million due to prepayments of liquidity provider transaction fees that are amortized over the year and an in increase in accounts payable and accrued expenses primarily due to the remaining payment due for an interest CBOE acquired in Signal Trading Systems LLC, totaling $3.8 million.

Liquidity and Capital Resources

Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses and capital expenditures and, in 2010, included the cash payment made under the Settlement Agreement and the payment of the special dividend paid following the restructuring. We expect to use cash on hand at June 30, 2010 and funds generated from operations to fund our remaining 2010 cash requirements.

To ensure that CBOE Holdings has adequate funds available, we secured a $150 million revolving credit facility in December 2008, which became available upon the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. Although we do not anticipate that the Company will need to borrow funds under the facility to meet our 2010 cash requirements, the facility provides us the flexibility in accessing available sources of funds. As of June 30, 2010, no borrowings were outstanding under the credit facility.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $71.1 million and $78.4 million for the first six months of 2010 and 2009, respectively. The decrease in net cash flows from operating activities was primarily due to the payments of $3.0 million and $2.7 million for the settlement with the appellants and the access fees subject to fee-based payments, respectively, due to the completion of the restructuring transaction.

Net Cash Flows from Investing Activities

Net cash flows used in investing activities was $18.8 million and $19.8 million for the six months ended June 30, 2010 and 2009, respectively. Expenditures for capital and other assets totaled $10.8 million and $20.8 million for the six months ended June 30, 2010 and 2009, respectively. These expenditures primarily represent purchases of systems hardware and software. CBOE purchased an interest in Signal Trading Systems, LLC for $8.0 million in May 2010.

Capital Expenditures

Capital expenditures totaled $10.8 million and $20.8 million for the six months ended June 30, 2010 and 2009, respectively. The majority of these capital expenditures were for the enhancement or the expansion of CBOE’s trading technology and applications. The Company continually invests in technology to support its trading platform to ensure that its systems are robust and have the capacity to handle the volume growth being witnessed in the options industry. In addition to capacity needs, our systems are constantly being modified to handle more complex trading strategies and sophisticated algorithms at the fastest possible response time.

The Company expects capital expenditures in 2010 to be at approximately the same level of 2009 capital expenditures.

Net Cash Flows from Financing Activities

Net cash flows used in financing activities totaled $112.0 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively. The increase in net cash flows used in financing activities resulted primarily from the payment of $300.0 million due to the completion of the restructuring transaction and the special dividend declared and paid to the holders of the Class A and Class B common stock totaling $113.4 million partially offset by net proceeds received from the initial public offering of CBOE Holdings common stock of $301.4 million.

Dividends

On June 18, 2010, CBOE Holdings declared and paid a special dividend of $113.4 million following the issuance of the Class A common stock in the restructuring transaction and Class B common stock pursuant to the Settlement Agreement.

The Company intends to pay regular quarterly dividends to our shareholders beginning in the third quarter of 2010. The annual dividend target will be approximately 20% to 30% of prior year’s net income adjusted for unusual items. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our board of directors deems relevant. Future credit facilities, other future debt obligations and statutory provisions, may limit, or in some cases prohibit, our ability to pay dividends.

On August 3, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 cents per share. The dividend is payable September 24, 2010, to shareholders of record at the close of business on September 3, 2010.

Credit Facility

The Company entered into a credit agreement dated as of December 23, 2008 with The Bank of America, N.A., as administrative agent, and the other lenders party thereto. The credit agreement provides for borrowings on a revolving basis of up to $150,000,000 and has a maturity date of December 23, 2011. Borrowings may be maintained at a Eurodollar rate or a base rate. The Eurodollar rate is based on LIBOR plus a margin. The base rate is based on the highest of (i) the federal funds rate plus 50 basis points, (ii) the prime rate or (iii) the Eurodollar rate plus 50 basis points, plus, in each case, a margin. The margin ranges from 150 to 200 basis points, depending on leverage. The credit agreement requires us to maintain a consolidated leverage ratio not to exceed 1.5 to 1.0 and a consolidated interest coverage ratio of no less than 5.0 to 1.0.

Commercial Commitments and Contractual Obligations

The Company leases office space in downtown Chicago, Illinois for its Regulatory Division, in a suburb of Chicago for its disaster recovery center, in New York for certain marketing activities and in Secaucus, New Jersey for C2, with lease terms remaining from 12 months to 36 months as of June 30, 2010. In addition, the Company has contractual obligations related to certain advertising programs and licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements which total $14.3 million for the next five years and $2.6 million for the five years thereafter. Total rent expense related to these lease obligations for the six months ended June 30, 2010 and 2009 were $1.6 million and $1.7 million, respectively. Future minimum payments under these non-cancelable lease and advertising agreements were as follows at June 30, 2010 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years
Operating leases	$6,586	$3,148	$3,177	$261
Contractual obligations	2,822	1,370	1,452	—
Total	$9,408	$4,518	$4,629	$261

LEGAL ISSUES

The Company is currently a party to various legal proceedings. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. For a description of current litigation see Note 16 of Notes to Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Through our primary subsidiary, CBOE, the Company provides markets for trading securities options. However, the Company does not trade options for its own account. We invest available cash in highly liquid, short-term investments, such as money market funds and U.S. Treasury securities. Our investment policy is to preserve capital and liquidity. The Company does not believe there is significant risk associated with these short-term investments. We have no long-term or short-term debt. Refer to Part II, Item 1A of this Form 10-Q for a discussion regarding the “Risk Factors” associated with the Company’s business.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice

President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the three months ended June 30, 2010. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the six months ended June 30, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in CBOE’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of current litigation please see Note 16 of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission on June 11, 2010. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

The value of our exclusive licenses to list securities index options depends on the continued ability of index owners to grant us licenses or require licenses for the trading of options based on their indexes. Although recent court decisions have allowed the trading of options on ETFs based on indexes without licenses from the owners of the underlying indexes, none of these decisions has overturned existing legal precedent that requires an exchange to be licensed by the owner of an underlying index before it may list options based on the index. However, in two pending cases between International Securities Exchange, Inc., or ISE, and the owners of the S&P 500 Index and the DJIA, and, in one of the cases, the CBOE, ISE seeks a judicial determination that it (and, by extension, other options exchanges) has the right to list options on those indexes without licenses and, therefore, without regard to the CBOE’s exclusive licenses to list securities options on those indexes. These cases are currently pending, although the Circuit Court of Cook County granted summary judgment in favor of CBOE (and the owners of the S&P 500 Index and the DJIA) in the Illinois action on July 8, 2010. The court also issued a permanent injunction against ISE prohibiting it from listing or offering unlicensed options on the S&P 500 or DJIA, and the court issued a permanent injunction against Options Clearing Corporation (OCC) from issuing or clearing such options.  On July 28, 2010, ISE filed an appeal of the court’s ruling with the Illinois Appellate Court. On August 4, 2010, OCC also filed an appeal of the court’s ruling with the Illinois Appellate Court. See Note 16 of Notes to Condensed Consolidated Financial Statements.

Because these cases are still pending, there remains risk that ISE may be successful in obtaining a judicial determination eliminating the right of index owners to require licenses to use their indexes for options trading, including on an exclusive basis. In addition, competing exchanges may convince the SEC, or seek a judicial action, to limit the right of index owners to grant exclusive licenses for index options trading or to prevent exchanges from entering into such exclusive licenses. If unlicensed trading of index options were permitted or if exclusive licenses for index options trading were prohibited or limited, the value of the CBOE’s exclusive licenses would be eliminated, and the CBOE likely would lose market share in these index options. An adverse ruling in the ISE litigation could also result in legal challenges to our exclusive use of our proprietary indexes for options.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

The Form S-1 Registration Statement (File No. 333-165393) relating to our IPO was declared effective by the SEC on June 14, 2010, and the offering commenced June 14, 2010 and was completed on June 18, 2010. Pursuant to the Registration Statement, we registered the offer and sale of 9,614,226 shares of unrestricted common stock and the offer and sale of 2,085,774 shares of unrestricted common stock by certain selling shareholders as well as additional sales pursuant to the underwriters’ over-allotment option for an additional 1,755,000 shares of unrestricted common stock, at a public offering price of $29.00 per share. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citadel Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., UBS Securities LLC, BMO Capital Markets Corp., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated, Oppenheimer & Co. Inc., Raymond James & Associates, Inc., Macquarie Capital (USA) Inc., Keefe, Bruyette & Woods, Inc., Sandler O’Neill & Partners, L.P., Cabrera Capital markets, LLC, Rosenblatt Securities Inc. and Loop Capital Markets, Inc.

On June 18, 2010 the underwriters completed the offering including the exercise of the over-allotment option in full. The offering has terminated.  The aggregate public offering price of the offering amount registered by the Company, including shares to cover the underwriters’ over-allotment option, was $329.7 million. We received net proceeds of $301.4 million after deducting $28.3 million in total expenses incurred in connection with the offering as described below. The selling stockholders received net proceeds of $56.3 million after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of unrestricted common stock sold by the selling stockholders.

Expenses incurred in connection with the issuance and distributions of the securities registered were as follows:

•	Underwriting discount — $26.3 million

•	Other expenses — $2.0 million

•	Total expenses — $28.3 million

None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others.

The net offering proceeds have been invested in a mix of highly rated institutional money market funds and U.S. Treasury securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

Date: August 12, 2010

	By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer

Date: August 12, 2010

CBOE Holdings, Inc.

Form 10-Q

Exhibit Index

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of CBOE Holdings, Inc. (Incorporated by reference to Annex C to the Registration Statement on Form S-4 (Registration No. 333-140574) of the Registrant).

3.2	Amended and Restated Bylaws of CBOE Holdings, Inc. (Incorporated by reference to Annex D to the Registration Statement on Form S-4 (Registration No. 333-140574) of the Registrant).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).