Form 10-Q
period 2010-09-30
CBOE Holdings, Inc.
filed 2010-11-12
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2010
Unrestricted Common Shares, par value $0.01	13,455,000 shares
A-1 Common Shares, par value $0.01	44,323,803 shares
A-2 Common Shares, par value $0.01	44,323,803 shares

CBOE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 as amended and the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. We make forward-looking statements under the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this filing. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission (“SEC”) on June 11, 2010 and other reports filed from time to time with the SEC.

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

For a detailed discussion of these and other factors that might affect our performance, see Part II, Item 1A. of this Report, our Quarterly Report on Form 10-Q for the period ended March 31, 2010 as filed with the SEC on June 11, 2010 and other reports filed from time to time with the SEC. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing.

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

In the condensed consolidated statements of income of CBOE Holdings, Inc. for the three and nine months ended September 30, 2009, net income per share is calculated by dividing historical net income for each of the periods presented by the weighted average number of common shares as if the restructuring transaction were consummated at the beginning of each respective period.

The unrestricted common stock of CBOE Holdings is listed on the NASDAQ Global Select Market under the symbol “CBOE.”

CBOE Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
	(unaudited)
Operating Revenues:
Transaction fees	$72,885	$76,281	$250,378	$237,238
Access fees	18,484	4,973	22,985	17,593
Exchange services and other fees	3,974	5,391	12,817	17,249
Market data fees	4,881	5,128	16,256	15,613
Regulatory fees	3,388	4,062	11,409	11,894
Other revenue	2,403	2,364	5,868	5,662
Total Operating Revenues	106,015	98,199	319,713	305,249
Operating Expenses:
Employee costs	34,643	22,046	80,420	63,259
Depreciation and amortization	7,099	6,884	21,701	20,653
Data processing	4,304	5,727	14,541	15,978
Outside services	6,293	8,918	24,457	23,002
Royalty fees	9,226	8,012	31,643	23,793
Trading volume incentives	4,594	8,981	15,629	21,483
Travel and promotional expenses	2,702	2,372	7,897	7,795
Facilities costs	1,440	1,216	4,139	4,165
Other expenses	781	1,041	3,799	4,217
Total Operating Expenses	71,082	65,197	204,226	184,345
Operating Income	34,933	33,002	115,487	120,904
Other Income/(Expense):
Investment income	158	191	393	1,083
Net loss from investment in affiliates	(168)	(197)	(542)	(674)
Interest and other borrowing costs	(225)	(220)	(671)	(655)
Total Other Income/(Expense)	(235)	(226)	(820)	(246)
Income Before Income Taxes	34,698	32,776	114,667	120,658
Income tax provision	14,244	13,616	46,648	49,111
Net Income	$20,454	$19,160	$68,019	$71,547

Net income per common share (Note 5):
Basic	$0.20	$0.21	$0.71	$0.79
Diluted	0.20	0.21	0.71	0.79
Weighted average shares used in computing income per share:
Basic	102,103	90,733	95,065	90,733
Diluted	102,103	90,733	95,065	90,733

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

(in thousands, except par value and share information)	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$322,936	$383,730
Accounts receivable—net allowances of $99 and $87	36,577	30,437
Marketing fee receivable	7,203	8,971
Income taxes receivable	14,548	1,583
Prepaid medical benefits	89	2,085
Other prepaid expenses	5,181	3,719
Other receivable	—	2,086
Other current assets	571	452
Total Current Assets	387,105	433,063
Investments in Affiliates	14,371	3,090
Land	4,914	4,914
Property and Equipment:
Construction in progress	21,689	20,704
Building	60,917	60,837
Furniture and equipment	219,926	213,375
Less accumulated depreciation and amortization	(216,582)	(203,665)
Total Property and Equipment—Net	85,950	91,251
Other Assets:
Software development work in progress	10,471	6,952
Data processing software and other assets (less accumulated amortization—2010, $104,282; 2009, $95,500)	27,813	32,678
Total Other Assets—Net	38,284	39,630
Total	$530,624	$571,948
Liabilities and Stockholders’/Members’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$35,103	$42,958
Marketing fee payable	7,812	9,786
Deferred revenue	11,788	207
Post-retirement medical benefits	24	96
Settlement payable	—	305,688
Total Current Liabilities	54,727	358,735
Long-term Liabilities:
Post-retirement medical benefits	1,509	1,444
Income taxes payable	3,654	2,815
Other long-term liabilities	4,010	244
Deferred income taxes	17,582	20,576
Total Long-term Liabilities	26,755	25,079
Commitments and Contingencies
Total Liabilities	81,482	383,814
Stockholders’/Members’ Equity:
Members’ equity	—	19,574
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2010	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 13,455,000 shares issued and outstanding at September 30, 2010	134	—
Class A-1 common stock, $0.01 par value: 45,366,690 shares authorized; 44,323,803 shares issued and outstanding at September 30, 2010	443	—
Class A-2 common stock, $0.01 par value: 45,366,690 shares authorized; 44,323,803 shares issued and outstanding at September 30, 2010	443	—
Additional paid-in-capital	337,949	2,592
Retained earnings	110,940	166,769
Accumulated other comprehensive loss	(767)	(801)
Total Stockholders’/Members’ Equity	449,142	188,134
Total	$530,624	$571,948

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’/Members’ Equity

(Unaudited)

(in thousands)	Members’ Equity	Preferred Stock	Unrestricted Common Stock	Class A and B Common Stock	Class A-1 and A-2 Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’/ Members’ Equity
Balance—December 31, 2009	$19,574	$—	$—	$—	$—	$2,592	$166,769	$(801)	$188,134

Conversion of all Exchange Seats into shares of Class A common stock	(19,574)			744		18,830			—
Issuance of Class B common stock as set forth in the Settlement Agreement				163		(163)			—
Special dividend							(113,417)		(113,417)
Conversion of Class A and Class B common stock into unrestricted common stock in connection with the sale by selling stockholders			21	(21)					—
Initial public offering of unrestricted common stock, net of underwriting and offering expense			113			301,125			301,238
Automatic conversion of the shares of Class A and Class B common stock not converted into unrestricted common stock and sold in the initial public offering into Class A-1 and A-2 common stock				(886)	886				—
Quarterly dividend							(10,431)		(10,431)
Stock based compensation						15,565			15,565
Net income							68,019		68,019
Post-retirement benefit obligation adjustment—net of tax expense of $11								34	34
Comprehensive income									68,053
Balance—September 30, 2010	$—	$—	$134	$—	$886	$337,949	$110,940	$(767)	$449,142

See notes to condensed consolidated financial statements

CBOE Holdings, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2009

(in thousands)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(unaudited)
Cash Flows from Operating Activities:
Net income	$68,019	$71,547
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21,701	20,653
Other amortization	52	198
Provision for deferred income taxes	(3,012)	(1,646)
Stock-based compensation	15,565	—
Loss on disposition of property	139	—
Equity in loss of affiliates	542	674
Changes in assets and liabilities:
Accounts receivable	(6,140)	(3,181)
Marketing fee receivable	1,768	(3,473)
Income taxes receivable	(12,965)	8,636
Prepaid expenses	533	1,000
Other receivable	2,086	—
Other current assets	(119)	37
Accounts payable and accrued expenses	(8,049)	(14,144)
Marketing fee payable	(1,974)	2,870
Deferred revenue	11,514	11,094
Post-retirement benefit obligations	(7)	51
Income taxes payable	839	2,001
Settlement with appellants	(3,000)	—
Access fees subject to fee-based payment	(2,688)	—
Net Cash Flows provided by Operating Activities	84,804	96,317
Cash Flows from Investing Activities:
Restricted funds—temporary access fees	—	(789)
Capital and other assets expenditures	(15,049)	(29,414)
Investment in Signal Trading Systems, LLC	(7,990)	—
Sale of NSX certificates of proprietary membership	—	1,500
Net Cash Flows used in Investing Activities	(23,039)	(28,703)
Cash Flows from Financing Activities:
Payments for debt issuance costs	(3)	(99)
Payment of quarterly dividend	(10,432)	—
Exercise right privilege payable	(300,000)	—
Net proceeds from issuance of unrestricted common stock	301,238	—
Payment of special dividend	(113,362)	—
Net Cash Flows used in Financing Activities	(122,559)	(99)
Net increase (decrease) in Cash and Cash Equivalents	(60,794)	67,515
Cash and Cash Equivalents at Beginning of Period	383,730	281,423
Cash and Cash Equivalents at End of Period	$322,936	$348,938
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$63,279	$39,820
Non-cash activities:
Unpaid liability to acquire equipment and software	2,453	2,631
Unpaid liability for investment in Signal Trading Systems, LLC	3,833	—

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2010 and 2009

(unaudited)

NOTE 1 —DESCRIPTION OF BUSINESS

In this Form 10-Q, references to “CBOE Holdings,” “the Company,” “we,” “us” and “our” means CBOE Holdings, Inc. and subsidiaries excluding specific references to “CBOE” and “the Exchange” meaning Chicago Board Options Exchange, Incorporated, which was the parent company prior to the completion of the restructuring transaction and is now a wholly-owned subsidiary of the Company.

Business

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

Demutualization and Initial Public Offering

On June 18, 2010, after receiving required approvals, the Exchange converted from a non-stock corporation owned by its members into a stock corporation that is a wholly-owned subsidiary of CBOE Holdings.  In the restructuring transaction, each Exchange regular membership (an “Exchange Seat”) owned by an Exchange member on June 18, 2010 converted into 80,000 shares of Class A common stock of CBOE Holdings. Exchange Seat owners received a total of 74,400,000 shares of Class A common stock of CBOE Holdings in the restructuring transaction. In addition, certain persons who satisfied the qualification requirements set forth in the Stipulation of Settlement, dated August 20, 2008 (the “Settlement Agreement”), among Exchange and other parties to the action entitled CME Group Inc. et al. v. Chicago Board Options Exchange Incorporated (the “Delaware Action”), received a total of 16,333,380 shares of Class B common stock of CBOE Holdings.

Immediately following the issuance of the Class A and Class B common stock, the board of directors of CBOE Holdings declared and paid a special dividend of $1.25 per outstanding share of Class A and Class B common stock, or $113.4 million in the aggregate.

The initial public offering of 13,455,000 shares of unrestricted common stock, including 2,085,774 shares of unrestricted common stock sold by the selling stockholders, for a price of $29.00 per share, was completed on June 18, 2010.  Net proceeds to the Company after deducting underwriter’s fees and commissions and other related expenses were $301.2 million.  Costs directly associated with the Company’s initial public offering have been recorded as a reduction of the gross proceeds received in arriving at the amount recorded in additional paid-in capital.

Upon consummation of the initial public offering, shares of Class A and Class B common stock not converted into unrestricted common and sold in the initial public offering automatically converted in 44,323,803 shares of Class A-1 common stock and 44,323,803 shares of Class A-2 common stock.

The restructuring transaction, completed on June 18, 2010, converted our organization from a non-stock company with members into a stock holding company with stockholders. Our members became stockholders of CBOE Holdings. Following the restructuring transaction, access to the Exchange is made available through trading permits rather than through the ownership of memberships.  On July 1, 2010, CBOE began charging monthly fees to trading permit holders under the new trading access program. Prior to July 1, 2010, CBOE only charged access fees to Temporary Members and participants in the interim trading permit program. Under the new program, CBOE charges monthly access fees to all trading permit holders.

The Company operates in one business segment.

In the condensed consolidated statements of income of CBOE Holdings for the three and nine months ended September 30, 2009, net income per share is calculated by dividing historical net income for each of the periods presented by the weighted average number of common shares as if the restructuring transaction were consummated at the beginning of each respective period.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to matters that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These estimates are based on management’s knowledge and judgments, historical experience and observance of trends in particular matters. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as noted) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

During the quarter ended September 30, 2010, management determined that, as a result of a provision in the Company’s  employment agreement with the Company’s Chairman and Chief Executive Officer that provides for the acceleration of the vesting of the Chairman and Chief Executive Officer’s equity awards upon retirement, the Company is required to accelerate the recognition of non-cash stock-based compensation expense associated with the grant of 233,138 shares of restricted stock.  The Company recorded in the three months ended September 30, 2010, non-cash stock-based compensation expense of $6.7 million for this award and a corresponding increase in additional paid in capital.  Management determined that the impact of this error on previously issued interim condensed consolidated financial statements for the quarter ended June 30, 2010 was not material and determined that the impact of correcting it in the current interim condensed consolidated financial statements for the three months and nine months ended September 30, 2010 was not material, and therefore reflected the correction in the current quarter.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued an update for ASC 718, Compensation — Stock Compensation (“ASC 718”), which addresses the effect of denominating the exercise price of a share-based payment in the currency of the market in which the underlying equity security trades.  The FASB issued this consensus of the Emerging Issues Task Force to explain that when a share-based payment is denominated in the currency of the market in which it trades, the share-based payment should not be considered to have a condition that is not a market, performance or service condition, and it should not be classified as a liability if it would otherwise qualify as equity. The update is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2010. The adoption of the update to ASC 718 is not expected to have a material impact on the Company’s financial position, results of operations or statement of cash flows.

In February 2010, the FASB issued an update to clarify the reporting requirements under ASC 855, Subsequent Events (“ASC 855”), and address what some constituents viewed as a conflict between FASB and SEC guidance. An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market is required to evaluate subsequent events through the date that the financial statements are issued. Otherwise, if neither of these criteria is met, an entity should evaluate subsequent events through the date the financial statements are available to be issued. The adoption of the update to ASC 855  had no impact on the Company’s financial position, results of operations or statement of cash flows.

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

NOTE 4 — COMMON STOCK

The following table represents the common stock activity in stockholders’/members’ equity during the nine months ended September 30, 2010 (amounts in thousands):

	Unrestricted Common Stock		Class A Common Stock		Class B Common Stock		Class A-1 Common Stock		Class A-2 Common Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Balance — January 1, 2010	—	$—	—	$—	—	$—	—	$—	—	$—
Conversion of all Exchange Seats into shares of Class A common stock			74,400	744
Issuance of Class B common stock as set forth in the Settlement Agreement					16,333	163
Conversion of Class A common stock and Class B common stock into unrestricted common stock in connection with the sale by selling stockholders	2,086	21	(1,698)	(17)	(388)	(4)
Initial Public Offering	11,369	113
Conversion of remaining Class A common stock and Class B common stock as a result of the initial public offering			(72,702)	(727)	(15,945)	(159)	44,323	443	44,323	443
Balance — September 30, 2010	13,455	$134	—	$—	—	$—	44,323	$443	44,323	$443

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

The Class A-1 and A-2 common stock have all the same rights and privileges as the unrestricted common stock; however, the Class A-1 and A-2 common stock are subject to certain transfer restrictions that apply until December 15, 2010 and June 15, 2011, respectively.

NOTE 5 — NET INCOME PER COMMON SHARE

To calculate net income per common share, we applied the guidance under ASC 260, Earnings Per Share (“ASC 260”). The guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of net income per common share pursuant to the two-class method. We have determined our restricted stock awards granted to officers, directors and employees on June 15, 2010 qualify as participating securities.

We compute net income per common share using the two-class method, which is an allocation formula that determines the net income for common shares and participating securities. The computation of basic net income allocated to common stockholders is calculated by reducing net income for the period by the net income and dividends paid or declared in the current period that are allocated to the participating securities to arrive at net income allocated to common stockholders. Net income allocated to common stockholders is divided by the weighted average number of common shares outstanding during the period.

Diluted net income per common share is calculated by dividing net income allocated to common stockholders after the assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The weighted average number of common shares outstanding for both basic and dilutive for the three and nine months ended September 30, 2009, was calculated as if the restructuring transaction were consummated at the beginning of each respective period.

The following table reconciles net income applicable to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Basic EPS Numerator:
Net Income	$20,454	$19,160	$68,019	$71,547
Less: Earnings allocated to participating securities	(434)	—	(615)	—
Net Income allocated to common stockholders	$20,020	$19,160	$67,404	$71,547
Basic EPS Denominator:
Weighted average shares outstanding	102,103	90,733	95,065	90,733
Basic net income per common share	$0.20	$0.21	$0.71	$0.79

Diluted EPS Numerator:
Net Income	$20,454	$19,160	$68,019	$71,547
Less: Earnings allocated to participating securities	(434)	—	(615)	—
Net Income allocated to common stockholders	$20,020	$19,160	$67,404	$71,547
Diluted EPS Denominator:
Weighted average shares outstanding	102,103	90,733	95,065	90,733
Dilutive common shares issued under restricted stock program	—	—	—	—
Diluted net income per common share	$0.20	$0.21	$0.71	$0.79

NOTE 6 — STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation, as interpreted by SEC Staff Accounting Bulletins No. 107 and No. 110.  Under ASC 718, stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.

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

There were no non-qualified stock options or restricted stock units granted during the nine months ended September 30, 2010. On June 15, 2010, the Company granted 2,217,911 shares of restricted stock to certain officers, directors and employees of CBOE Holdings at a fair value of $29.00 per share, which is equal to the initial public offering share price.  The shares granted have a four-year vesting schedule in which 25% of the shares granted vest each year on the anniversary of the grant date. Vesting accelerates upon the occurrence of a change in control of CBOE Holdings, except with respect to grants to Messrs. Brodsky and Joyce in which case vesting also accelerates upon the individual’s retirement. In the fourth quarter of 2010, the Company will recognize approximately $2.0 million in accelerated stock-based compensation expense based on a provision in the Executive Severance Plan, as filed with the SEC on October 2, 2010, which will be effective on January 1, 2011. Unvested portions of the restricted stock grants will be forfeited if the participant terminates employment prior to the applicable vesting date.

For the three and nine months ended September 30, 2010, the Company recognized $14.9 million and $15.6 million of stock-based compensation related to restricted stock, respectively. The Company recorded $11.0 million to recognize the remaining fair value of stock-based compensation awards granted to Messrs. Brodsky and Joyce due to provisions contained in their respective employment agreements. This expense is included in employee costs in the condensed consolidated statements of income.

As of September 30, 2010, the Company had unrecognized stock-based compensation of $48.6 million related to outstanding restricted stock.  The remaining unrecognized stock-based compensation is expected to be recognized on a straight-line basis over a service period of four years, based on a June 15, 2010 award date.  The Company is projecting a forfeiture rate of 5%.  The Company estimates total stock-based compensation in the fourth quarter of 2010 to be approximately $5.2 million, including the $2.0 million accelerated amount.

The activity in the Company’s restricted stock for the nine months ended September 30, 2010 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2010	—	$—
Granted	2,217,911	29.00
Vested	(407,991)	29.00
Forfeited	(4,870)	29.00
Unvested restricted stock at September 30, 2010	1,805,050	$29.00

NOTE 7 — INVESTMENT IN AFFILIATES

At September 30, 2010 and December 31, 2009, the investment in affiliates was comprised of the following (amounts in thousands):

	September 30, 2010	December 31, 2009
Investment in The Options Clearing Corporation	$333	$333
Investment in Signal Trading Systems, LLC	11,823	—
Investment in OneChicago	1,755	2,297
Investment in NSX Holdings, Inc.	460	460
Investment in Affiliates	$14,371	$3,090

In May 2010, CBOE acquired a 50% interest in Signal Trading Systems, LLC from FlexTrade Systems Inc. for $11.5 million, consisting of $7.7 million in cash and $3.8 million due to FlexTrade Systems Inc., and contributed property and equipment of $0.3 million. The $3.8 million due to FlexTrade Systems, Inc is included in other long term liabilities in the condensed consolidated balance sheet. The purpose of the joint venture is to develop and market a multi-asset front-end order entry system, known as “Pulse” which has particular emphasis on options trading. The Exchange will assist in the development of the terminals and provide marketing services to the joint venture.

OneChicago is a joint venture created to trade single stock futures. OneChicago is a for-profit entity with its own management and board of directors, and is separately organized as a regulated exchange. No capital contributions were made to OneChicago for the three or nine months ended September 30, 2010 or 2009.

On March 18, 2009, CBOE exercised its last put right under the Termination of Rights Agreement with National Stock Exchange. Pursuant to the agreement, the Exchange surrendered 19,656 shares of Class B common stock of NSX Holdings, Inc., the parent company of National Stock Exchange, resulting in a payment to the Exchange of $1.5 million. CBOE no longer owns any Class B common shares in NSX Holdings, Inc. but continues to own 8,424 Class A common shares in NSX Holdings, Inc.

NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2010 and December 31, 2009, accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Compensation and benefit-related liabilities	$11,838	$16,008
Royalties	7,224	8,386
Data processing related liabilities	724	2,887
Linkage	1,930	2,211
Other	13,387	13,466
Total	$35,103	$42,958

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

As of September 30, 2010 and December 31, 2009, amounts assessed and held by the Company on behalf of others included in current assets totaled $7.2 million and $9.0 million, respectively, and payments due to others included in current liabilities totaled $7.8 million and $9.8 million, respectively.

NOTE 10 — SETTLEMENTS PAYABLE

The following table summarizes the cash liabilities resulting from the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement and the settlement with the appellants as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Exercise Right privilege payable	$—	$300,000
Settlement with appellants	—	3,000
Access fees subject to fee-based payments	—	2,688
Total settlements payable	$—	$305,688

The final cash payments for the Exercise Right privilege payable, settlement with appellants and access fees subject to fee-based payments were made on June 18, 2010 following the completion of the restructuring transaction.

NOTE 11 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the periods ending September 30, 2010 and December 31, 2009 (in thousands):

	Balance at December 31, 2009	Cash Additions	Revenue Recognition	Balance at September 30, 2010
Other — net	$207	$1,560	$(1,453)	$314
Liquidity provider sliding scale	—	44,671	(33,197)	11,474
Total deferred revenue	$207	$46,231	$(34,650)	$11,788

Liquidity providers are required to prepay an entire year of transaction fees for the first two levels of a transaction fee sliding scale in order to be eligible to participate in reduced fees assessed to contract volume above 1.4 million per month. The $44.7 million received in 2010 is being amortized and recorded as transaction fees over the year.

NOTE 12 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $3.0 million and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively.

Eligible employees may participate in the Supplemental Employee Retirement Plan (“SERP”), and Deferred Compensation Plan. The SERP and Deferred Compensation Plan are defined contribution plans that are nonqualified by Internal Revenue Code regulations. The Company contributed $1.3 million and $1.0 million to the SERP for the nine months ended September 30, 2010 and 2009, respectively.

The Company also has a Voluntary Employees’ Beneficiary Association (“VEBA”). The VEBA is a trust, qualifying under Internal Revenue Code Section 501(c)(9), created to provide certain medical, dental, severance and short-term disability benefits to employees of the Company. Contributions to the trust are based on reserve levels established by Section 419(a) of the Internal Revenue Code. The Company contributed $2.8 million and $2.2 million to the VEBA for the nine months ended September 30, 2010 and 2009, respectively.

CBOE Holdings has a postretirement medical plan for certain current and former members of senior management. The Company recorded immaterial postretirement benefits expense for the three and nine months ended September 30, 2010 and 2009, resulting from the amortization of accumulated actuarial expense included in accumulated other comprehensive loss at September 30, 2010 and 2009.

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

NOTE 13 — INCOME TAXES

For the three and nine months ended September 30, 2010 and 2009, the Company recorded income tax provisions of $14.2 million and $46.6 million and $13.6 million and $49.1 million, respectively. The effective tax rate for the nine months ended September 30, 2010 and 2009 was 40.7 percent.

As of September 30, 2010 and December 31, 2009, the Company had $2.9 million and $2.3 million respectively, of uncertain tax positions, which if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $0.3 million, not including any potential new additions.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income were nil and $0.2 million and $0.1 million and $0.3 million for the three and nine months ended September 30, 2010 and 2009, respectively. Accrued interest and penalties were $0.7 million and $0.5 million as of September 30, 2010 and December 31, 2009, respectively.

The Company is subject to U.S. federal tax and Illinois, New Jersey, New York and Washington D.C. state taxes as well as other local jurisdictions.  CBOE’s tax returns have been examined by the Internal Revenue Service through the fiscal year ended June 30, 2002 and the Illinois Department of Revenue through December 31, 2005.  For New Jersey, New York and Washington D.C. the open years are 2007 and forward.  The Company is currently under examination for its 2008 federal income tax return and its 2007 and 2008 state income tax filings in Illinois.

NOTE 14 — SENIOR REVOLVING CREDIT FACILITY

On December 23, 2008, the Exchange entered into a senior unsecured revolving credit facility with three financial institutions. The credit agreement is a three-year revolving credit facility of up to $150 million and expires on December 23, 2011. Borrowing under the facility became available upon the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. As part of the Settlement Agreement, the Company paid qualifying class members $300 million in cash at the completion of the Exchange’s restructuring transaction. The Exchange secured this line of credit to ensure that it had adequate funds available to meet this obligation but did not borrow against the facility to meet the obligation. The proceeds can also be used for general corporate purposes. The Company may, at its option and with the consent of the participating financial institutions, so long as no default is continuing, increase the facility an additional $100 million up to $250 million. As of September 30, 2010 and December 31, 2009, there were no borrowings against the credit facility or during the nine months ended September 30, 2010.

Under the terms of the senior unsecured revolving credit facility, there are two financial covenants with which the Company must comply. The consolidated leverage ratio at any time during any period of four fiscal quarters must not be greater than 1.5 to 1.0 and the consolidated interest coverage ratio as of the end of any fiscal quarter must not be less than 5.0 to 1.0. The Company is in compliance with all covenants as of December 31, 2009 and September 30, 2010.

The Company pays a commitment fee on the unused portion of the facility. The commitment fee rate was 0.375% for the three and nine months ended September 30, 2010. The commitment fee and interest rate have two pricing levels based on the Company’s consolidated leverage ratio. At its option, CBOE Holdings may borrow under the facility at either (1) LIBOR plus an applicable margin of 1.5% or 2.0% as determined in accordance with a leverage-based threshold or (2) a base rate, defined as the highest of (a) the Bank of America prime rate, (b) the federal funds rate plus 0.50% or (c) the one-month LIBOR rate plus 0.50%, plus the applicable margin rate. In accordance with the leverage-based threshold, the commitment fee increases to 0.50% if the Company’s consolidated leverage ratio exceeds 1.0.

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

All of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company has not included a tabular disclosure as the Company’s only financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of September 30, 2010 and December 31, 2009 are US Treasuries and prime money market funds comprising approximately $320.7 million and $382.4 million, respectively, of the cash and cash equivalents balance. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

The Company evaluated but did not elect the fair value option under ASC Subtopic 825-10.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

As of September 30, 2010, the end of the quarterly period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of any of our current legal proceedings or claims is not expected to individually or in the aggregate materially adversely affect our financial condition.  However, the results of legal proceedings cannot be predicted with certainty. It is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows in a particular period.

Index Options Litigation

On November 2, 2006, the ISE and its parent company filed a lawsuit in federal court in the Southern District of New York against The McGraw-Hill Companies, Inc. (“McGraw-Hill”) and Dow Jones & Co. (“Dow Jones”), the owners, respectively, of the S&P 500 Index and the DJIA, which are the basis for index options, or “SPX options” and “DJX options,” respectively, that the

CBOE lists pursuant to exclusive licenses from McGraw-Hill and Dow Jones. The CBOE is not a party in this lawsuit. The ISE seeks a judicial declaration that it may list and trade SPX and DJX options without a license and without regard to the CBOE’s exclusive licenses to list options on those indexes. McGraw-Hill and Dow Jones filed a motion to dismiss this action on December 22, 2006, on the ground that there is no federal jurisdiction over this dispute. This motion has not been decided.

McGraw-Hill and Dow Jones joined with the CBOE to file a state court action in the Circuit Court of Cook County, Illinois on November 15, 2006 against the ISE and OCC (the “Illinois action”). In the Illinois action, the CBOE and the other plaintiffs seek a judicial declaration that the ISE may not list, or offer trading of, SPX or DJX options because of both the proprietary rights of McGraw-Hill and Dow Jones in the underlying indexes and the CBOE’s exclusive license rights to trade such options.

On February 26, 2010, both plaintiffs and ISE parties filed cross-motions for summary judgment, seeking a ruling in their favor as a matter of law.  On July 8, 2010, the court entered summary judgment in favor of CBOE and the other plaintiffs and denied ISE’s motion for summary judgment.  The court permanently restrained and enjoined ISE from listing, or providing an exchange market for the trading of, SPX or DJX options and thereby from attempting to cause OCC to issue such options, clear trades in such options or settle the exercise of such options.  The court also permanently restrained and enjoined OCC from issuing, clearing or settling the exercise of SPX or DJX options traded on ISE. On July 28, 2010, ISE filed an appeal of the court’s ruling, which is currently pending.

Patent Litigation

ISE

On November 22, 2006, the ISE filed an action in federal court in the Southern District of New York claiming that CBOE’s hybrid trading system infringes ISE’s U.S. Patent No. 6,618,707 (“the ‘707 patent”) directed towards an automated exchange for trading derivative securities. On January 31, 2007, the CBOE filed an action in federal court in the Northern District of Illinois (“the Chicago action”) seeking a declaratory judgment that the ISE patent that is the subject of the action in New York, and two other patents that the ISE had raised in communications with the CBOE, are not infringed, not valid and/or not enforceable against the CBOE.

Pursuant to a motion filed by CBOE, the case was transferred to the Northern District of Illinois on August 9, 2007. On October 16, 2007, CBOE and ISE entered into a stipulated order for the dismissal of any patent infringement claims that ISE may have against CBOE for patent infringement of U.S. Patents Nos. 6,377,940 and/or 6,405,180 and ISE executed a covenant not to sue CBOE in relation to those patents.

On May 11, 2007, CBOE filed an Amended Complaint in the Chicago action, alleging that in addition to the defenses of non-infringement and invalidity, the ‘707 patent was unenforceable by reason of inequitable conduct.

CBOE advised the Court that it was not pursuing the inequitable conduct claim pleaded in its May 2007 Amended Complaint. Nevertheless, CBOE twice sought to amend its complaint to add allegations of inequitable conduct based on additional facts uncovered during discovery. These motions were denied by the Court and on January 27, 2010, the Court dismissed CBOE’s May 2007 inequitable conduct claim with prejudice. The merits of the amended inequitable conduct claim have not been adjudicated by the Court.

A pretrial hearing (known as a “Markman hearing”) was conducted over several days in August 2009, during which the Court examined evidence from the parties on the appropriate meanings of relevant key words used in the patent claims asserted against CBOE.  The Court issued a decision and further clarification on a final construction of the claims of the ‘707 patent that was favorable to CBOE’s positions on noninfringement on all asserted claims and on CBOE’s positions on the invalidity of certain asserted claims of the ‘707 patent.  ISE filed a motion for clarification of the Court’s Markman ruling that sought to vitiate one of the Court’s rulings.  CBOE opposed ISE’s clarification motion.  The Court issued an order that clarified the Markman ruling to further support the positions of CBOE.

As the case currently stands, CBOE’s claims and defenses of non-infringement, invalidity and unenforceability based on the defenses of waiver, laches, equitable estoppel, patent misuse and unclean hands related to the asserted claims of the ‘707 patent remain in the case. On April 1, 2010, the Court granted CBOE’s request to file a motion for summary judgment and briefing on that motion was concluded on May 21, 2010. The motion remains pending.

On October 8, 2010, C2 Options Exchange, Incorporated (“C2”), a wholly-owned subsidiary of CBOE Holdings, Inc., filed a complaint in federal court in the Northern District of Illinois against ISE seeking a declaratory judgment that U.S. Patent No. 6,618,707, which is directed towards an automated exchange for trading derivative securities and is assigned to ISE, is not infringed, not valid and not enforceable against C2.  On October 11, 2010, C2 filed a motion to reassign the lawsuit to the judge presiding over the patent litigation between CBOE and ISE. The reassignment motion remains pending.

Realtime

In July 2009, Realtime Data, LLC d/b/a/ IXO (“Realtime”) filed a complaint claiming that CBOE, certain other exchanges and the Options Price Reporting Authority (OPRA) infringed four Realtime patents by using, selling or offering for sale data compression products or services allegedly covered by those patents. CBOE’s motion for dismissal for lack of personal jurisdiction is currently pending in the action.

Additionally, on May 11, 2010, Realtime filed a complaint in federal court against CBOE, OPRA and certain other exchanges claiming that they infringe another Realtime patent by using, selling or offering for sale data compression and decompression products or services allegedly covered by that patent. This lawsuit was consolidated with the prior pending case. CBOE has not yet responded to the complaint in this action.

Last Atlantis Litigation

On November 7, 2005, a complaint was filed by certain market participants against the CBOE, three other options exchanges and 35 market maker defendant groups (the “Specialist Defendants”). The complaint raised claims for securities fraud, breach of contract, common law fraud, breach of fiduciary duty, violations of the Illinois Consumer Fraud and Deceptive Trade Practices Act, tortious interference with plaintiffs’ business and contracts and antitrust laws.

The complaint alleged that the CBOE and the other exchange defendants knowingly allowed the Specialist Defendants to discriminate against the plaintiffs’ electronic orders or facilitated such discrimination, failed adequately to investigate complaints about such alleged discrimination, allowed the Specialist Defendants to violate CBOE’s Rules and the rules of the SEC, failed to discipline the Specialist Defendants, falsely represented and guaranteed that electronically entered orders would be executed immediately and knowingly or recklessly participated in, assisted and concealed a fraudulent scheme by which the defendants supposedly denied the customers the electronic executions to which they claim they were entitled. Plaintiffs sought unspecified compensatory damages, related injunctive relief, attorneys’ fees and other fees and costs.

The Court has dismissed the claims against CBOE and entered judgment in favor of it. The Court, however, has continued the litigation with respect to certain of the plaintiffs and the Specialist Defendants.  The remaining plaintiffs will be able to appeal the dismissal of their claims against CBOE after the disposal of the remaining claims.

SFB Market Systems Litigation

On February 3, 2010, SFB Market Systems, Inc., or SFB, filed a complaint in federal court in the Southern District of New York against the CBOE, six other options exchanges, the OCC and another entity. The complaint raises claims for copyright infringement, breach of contracts, breach of non-disclosure agreements, theft of trade secrets and declaratory judgment. All claims relate to SFB’s “Symbol Manager” system and the alleged development of a system to replace Symbol Manager. SFB alleges that defendants no longer are entitled to use Symbol Manager as a result of their alleged breaches of contract. With regard to CBOE specifically, the complaint also alleges breach of a software agreement between SFB and the CBOE and asserts that C2 had agreed to use the alleged replacement system. The parties reached an agreement to settle the case for an immaterial amount and filed a stipulation of dismissal with the Court. Pending final approval by the Court, the case has been dismissed with prejudice.

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

NOTE 17 — SUBSEQUENT EVENTS

On October 13, 2010, the Company launched two concurrent tender offers for 6,648,570 shares of  Class A-1 common stock and 6,648,570 shares of Class A-2 common stock at a purchase price of $22.50 per share. On November 8, 2010, the Company increased the price in each of the two concurrent tender offers for shares of Class A-1 and Class A-2 common stock to $25.00 per share from $22.50 per share. Due to the increase in price, the number of shares the Company is offering to purchase in each tender offer has been decreased to 5,983,713 shares.  The purpose of our tender offer is to allow our Class A-1 and A-2 stockholders to obtain liquidity for a certain portion of their shares. We plan to use the net proceeds received from our initial public offering to purchase shares of Class A-1 and A-2 common stock in the tender offer. The tender offers are scheduled to expire on Tuesday, November 23, 2010.

On October 29 2010, C2, the Company’s new all-electronic exchange, initiated operations. C2 operates under a separate exchange license, with its own board of directors, rules, connectivity, systems architecture and access structure and employs a maker-taker fee schedule and a modified price/time matching algorithm for multiply-listed classes.

On November 1, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 cents per share. The dividend is payable on December 24, 2010 to stockholders of record at the close of business on December 3, 2010.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, included in Item 1. in this Quarterly Report on Form 10-Q and the audited consolidated financial statements for the year ended December 31, 2009 in the Company’s Amendment No. 4 to the Form S-1 Registration Statement and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Amendment No. 4 to the Form S-1 Registration Statement. This discussion contains forward-looking information.  Please see “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors”  for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

The Company’s primary business is operated through our subsidiary, CBOE, which operates markets for the trading of listed options contracts for three broad product categories: the stocks of individual corporations (equity options), various market indexes (index options) and securitized baskets of equity (exchange-traded funds). In addition to traditional open outcry markets, we offer electronic trading through our hybrid trading model that operates on a proprietary technology platform known as CBOEdirect. We derive a substantial portion of our revenue from transaction fees relating to the trading in our markets; these fees accounted for 78.3% and 77.7% of total operating revenues for the nine months ended September 30, 2010 and 2009, respectively. Other revenues are generated by access fees for trading permits and dues payments, user fees charged trading permit holders for certain exchange services, the sale of market data generated by trading in our markets, and regulatory related fees, which accounted for 7.2%, 4.0%, 5.1% and 3.6%, respectively, and 5.8%, 5.6%, 5.1% and 3.9%, respectively, of total operating revenues for the nine months ended September 30, 2010 and 2009, respectively. In general, our operating revenues are primarily driven by the number of contracts traded on the Exchange. In order to increase the volume of contracts traded on the Exchange, we strive to develop and promote contracts designed to satisfy the trading, hedging and risk-management needs of our market participants.

The restructuring transaction converted our organization from a non-stock company with members into a stock holding company with stockholders. CBOE’s members have become stockholders of CBOE Holdings.

The Company operates in one business segment.

Components of Operating Revenues

Transaction Fees

The primary and largest source of operating revenues is transaction fee revenue. Transaction fee revenue is a function of three variables: (1) exchange fee rates, determined primarily by contract type; (2) trading volume; and (3) transaction mix between contract type. Because trading fees are assessed on a per contract basis, exchange fee revenue is highly correlated to the volume of contracts traded on CBOE’s markets. While exchange fee rates are established by the Exchange, trading volume and transaction mix are primarily influenced by factors outside the Exchange’s control. These external factors include price volatility in the underlying securities and national and international economic and political conditions. In addition, the SEC published for comment proposed rule amendments that, if adopted as proposed, would place a $0.30 per contract side limit on the total access fees that an exchange may charge for the execution of an order against a quotation that is the best bid or best offer of such exchange in a listed option. If the proposed rules are adopted as proposed, or are adopted in a form substantially similar to that proposed, they would reduce transaction fees materially. The comment period for the proposal ended on June 21, 2010. The Exchange submitted a comment letter to the SEC regarding the potential issues arising from the adoption of a fee cap. The SEC has not issued a final rule amendment regarding the fee cap.

Revenue is recorded as transactions occur on a trade-date basis. Transaction fee revenue accounted for 78.3% and 77.7% of total operating revenues for the nine months ended September 30, 2010 and 2009, respectively. The main categories traded are; equities, indexes and exchange-traded funds (ETFs). The equities category reflects trading in options contracts on the stocks of individual companies. Indexes include options contracts on market indexes and on the interest rates of U.S. Treasury securities. ETFs are baskets of stocks designed to generally track an index, but which trade like individual stocks.

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

Access Fees

On July 1, 2010, CBOE began charging monthly fees to trading permit holders under the new trading access program. Under the new program, CBOE charges monthly access fees to all trading permit holders. Access fees assessed and collected in the third quarter of 2010 are in line with the Company’s expectations for the program. The trading access program could be impacted by seasonality and market fluctuations that affect trading volume. The Company believes that access fees for the remaining three months of 2010 should continue at approximately the same level as the fees generated in the three months ended September 30, 2010.

Prior to July 1, 2010, access fees represent fees assessed to CBOE Temporary Members and interim trading permit holders for the right to trade at CBOE and dues charged to members. The fees assessed temporary members and interim trading permit holders were based on average lease rates and the number of temporary access points and interim trading permits.

Access fees accounted for 7.2% and 5.8% of total operating revenues for the nine months ended September 30, 2010 and 2009, respectively.

Exchange Services and Other Fees

To facilitate trading and provide technology services, the Exchange offers trading floor space, terminal, other equipment rentals, maintenance services and telecommunications services. Trading floor and equipment rentals are generally on a month-to-month basis. Facilities, systems services and other fees are generally monthly fee-based, although certain services are influenced by trading volume or other defined metrics, while others are based solely on demand. Exchange services and other fees accounted for 4.0% and 5.6% of total operating revenues for the nine months ended September 30, 2010 and 2009, respectively. Revenue from exchange services and other fees has been flat to trending down as a greater number of market participants access CBOE through electronic means rather than in an open outcry environment.

Market Data Fees

Market data fees represent income derived from the sale of our transaction information through the Options Price Reporting Authority (“OPRA”) and the Company’s market data services. OPRA is not consolidated with CBOE Holdings. OPRA gathers market data from various options exchanges, including CBOE, and, in turn, disseminates this data to third parties who pay fees to OPRA to access the data. As a member exchange, we are members of a management committee with other member exchanges that administer the OPRA limited liability agreement. Revenue generated by OPRA from the dissemination of market data is shared among OPRA members according to the relative number of trades executed by each of the member exchanges as calculated each quarter. A trade consists of a single transaction, but may consist of several contracts. Each member exchange’s share of market data revenue generated by OPRA is calculated on a per trade basis and is not based on the underlying number of contracts. The Company also derives revenue from the direct sale of a wide range of current and historical market data. Market data fees accounted for 5.1% of total operating revenues for the nine months ended September 30, 2010 and 2009.

Regulatory Fees

Regulatory fees are charged to trading permit holders and trading permit holder firms in support of CBOE’s regulatory responsibilities as a self regulatory organization under the Exchange Act. Historically, most of this revenue was based on the number of registered representatives that a CBOE member firm maintained. In 2008, CBOE eliminated the Registered Representative Fee and announced a new fee structure that was implemented in 2009, under which regulatory fees are based on the number of customer contracts executed by member firms. CBOE began charging the customer contracts-based Options Regulatory Fee as of March 1, 2009. The Company expects the amount of revenue collected from the Options Regulatory Fee to be approximately the same as the amount of revenue collected from the former Registered Representative Fee. This source of revenue could decline in the future if the number of customer contracts executed by CBOE trading permit holder firms declines and rates are not increased. Regulatory fees accounted for 3.6% and 3.9% of total operating revenues for the nine months ended September 30, 2010 and 2009, respectively.

Other Revenue

Other revenue accounted for 1.8% and 1.9% of our total operating revenues for the nine months ended September 30, 2010 and 2009, respectively. The following sub-categories represent the largest source of revenue within other revenues:

•                  Revenue associated with advertisements through our corporate web site, www.CBOE.com;

•                  Rental of commercial space in the lobby of our building;

•                  Revenue generated through our order routing cancel fee; and

•      Revenue derived from fines assessed for rule violations.

Components of Operating Expenses

Our operating expenses generally support our open outcry markets and hybrid trading model and are mainly fixed in nature, meaning that the overall expense structure is generally independent of trading volume. Salaries and benefits represent our largest expense category and tend to be driven by both our staffing requirements and the general dynamics of the employment market. Other significant operating expenses in recent years have been expenses associated with enhancements to our trading systems, royalty fees to licensors of licensed products, trading volume incentives and costs related to outside services. We remained focused on managing expense growth to drive greater operating leverage and continue to explore opportunities to expand our margins.

Other Income/(Expense)

Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other income/(expense). These activities primarily include investing of excess cash, financing activities and investments in other business ventures.

•                  Investment income represents our return from the investment of our excess cash. Currently, the Company invests its excess cash in highly liquid, short-term investments, such as prime money market funds and U.S. Treasury securities. Historically, we have also invested our cash in highly-liquid, investment grade commercial paper and corporate bonds. Our highest priority in making investment decisions is to assure the preservation of principal and secondarily to retain liquidity to meet projected cash requirements and maximize yield within the specified quality and maturity restrictions.

•                  Net loss from investment in affiliates includes losses from our investment in OneChicago, LLC (OneChicago).

•                  Other borrowing costs are associated with a $150 million senior credit facility. These costs primarily represent commitment fees paid on the unused portion of the facility and the amortization of deferred financing costs.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Overview

The following summarizes changes in financial performance for the three months ended September 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
	(in millions)
Total operating revenues	$106.0	$98.2	$7.8	7.9%
Total operating expenses	71.1	65.2	5.9	9.0%
Operating income	34.9	33.0	1.9	5.8%
Total other income/(expense)	(0.2)	(0.2)	—	—%
Income before income taxes	34.7	32.8	1.9	5.8%
Income tax provision	14.2	13.6	0.6	4.4%
Net income	$20.5	$19.2	$1.3	6.8%
Operating income percentage	32.9%	33.6%
Net income percentage	19.3%	19.5%
Net income per share — diluted	$0.20	$0.21

•                  Total operating revenues increased due to an increase in access fees, partially offset by a decrease in transaction fees and exchange services and other fees.

•                  The Company’s market share of total options contracts traded declined to 27.6% for the three months ended September 30, 2010, compared with 32.0% for the same period in 2009.

•                  Total operating expenses increased primarily due to increases to employee costs and royalty fees, partially offset by  decreases in outside services, trading volume incentives and data processing costs.

Significant Events in the three months ended September 30, 2010

On July 1, 2010, CBOE began charging monthly fees to trading permit holders under a new trading access program.

On August 3, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 cents per share. The dividend was paid on September 24, 2010 to stockholders of record at the close of business on September 3, 2010.

As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company identified an accounting error in its accounting for non-cash stock-based compensation which resulted in amounts being recorded in the third quarter of 2010 that related to the second quarter of 2010.  The Company recorded in the three months ended September 30, 2010, non-cash stock-based compensation expense of $6.7 million and a corresponding increase in additional paid in capital. The error resulted in an understatement of employee expenses of $6.1 million, reflecting the stock-based compensation, partially offset by a reduction in projected annual cash incentive awards, and an equivalent overstatement of operating income and income before income taxes, an overstatement of income tax expense of $2.5 million and an overstatement of net income of $3.6 million ($0.03 per basic and diluted share) for the three and six months ended June 30, 2010. The Company determined that the error was not material to the second quarter 2010 financial statements and accordingly that a restatement of those financial statements was not necessary. The Company also determined the impact of correcting the error was not material to its third quarter 2010 financial statements. The Company evaluated the relevant internal controls over financial reporting in light of the deficiencies in internal controls noted and did not identify any material weakness in internal control over financial reporting.

Operating Revenues

Total operating revenues for the three months ended September 30, 2010 were $106.0 million, an increase of $7.8 million, or 7.9%, compared with the same period in 2009. The following summarizes changes in total operating revenues for the three months ended September 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
	(in millions)
Transaction fees	$72.9	$76.3	$(3.4)	(4.5)%
Access fees	18.5	5.0	13.5	270.0%
Exchange services and other fees	3.9	5.4	(1.5)	(27.8)%
Market data fees	4.9	5.1	(0.2)	(3.9)%
Regulatory fees	3.4	4.0	(0.6)	(15.0)%
Other revenue	2.4	2.4	—	—%
Total operating revenues	$106.0	$98.2	$7.8	7.9%

Transaction Fees

Transaction fees decreased 4.5% to $72.9 million for the three months ended September 30, 2010, representing 68.8% of total operating revenues, compared with $76.3 million for the same period in 2009, or 77.6% of total operating revenues. The decrease was largely driven by a decrease in trading volume of 17.0% partially offset by an increase in average transaction fee per contract of 15.0%. The following summarizes transactions fees by product for the three months ended September 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
	(in millions)
Equities	$21.8	$28.0	$(6.2)	(22.1)%
Indexes	35.8	31.4	4.4	14.0%
Exchange-traded funds	13.7	16.2	(2.5)	(15.4)%
Total options transaction fees	71.3	75.6	(4.3)	(5.7)%
Futures	1.6	0.7	0.9	128.6%
Total transaction fees	$72.9	$76.3	$(3.4)	(4.5)%

Trading Volume

Our average daily trading volume for the three months ended September 30, 2010 was 3.73 million contracts, a decrease of 16.9% compared with 4.49 million for the same period in 2009. Total trading days for the three months ended September 30, 2010 and 2009 was sixty-four. The following summarizes changes in total trading volume and average daily trading volume (ADV) by product for the three months ended September 30, 2010 compared to the same period in 2009.

	2010		2009		Volume Percent	ADV Percent
	Volume	ADV	Volume	ADV	Change	Change
		(in millions)
Equities	119.5	1.87	163.9	2.56	(27.1)%	(27.0)%
Indexes	59.8	0.94	54.8	0.86	9.1%	9.3%
Exchange-traded funds	58.1	0.90	68.2	1.07	(14.8)%	(15.9)%
Total options contracts	237.4	3.71	286.9	4.48	(17.3)%	(17.2)%
Futures contracts	1.0	0.02	0.3	0.01	233.3%	233.3%
Total contracts	238.4	3.73	287.2	4.49	(17.0)%	(16.9)%

Average transaction fee per contract

The average transaction fee per contract was $0.306 for the three months ended September 30, 2010, an increase of 15.0% compared with $0.266 for the same period in 2009. Average transaction fee per contract represents transaction fees divided by total contracts. The following summarizes average transaction fee per contract by product for the three months ended September 30, 2010 compared to the same period in 2009.

	2010	2009	Percent Change
Equities	$0.182	$0.171	6.4%
Indexes	0.598	0.573	4.4%
Exchange-traded funds	0.236	0.237	(0.4)%
Total options average transaction fee per contract	0.300	0.264	13.6%
Futures	1.661	1.938	(14.3)%
Total average transaction fee per contract	$0.306	$0.266	15.0%

There are a number of factors that contributed to the change in our average transaction fee per contract for the three months ended September 30, 2010 compared to the same period in 2009. These include:

•                  Product mix—The increase in the average transaction fee per contract reflects a shift in the volume mix by product. Indexes accounted for 25.2% and 19.1% of options contracts traded in the three months ended September 30, 2010 and 2009, respectively. Since indexes represent our highest-margin options products, their increase as a percent of total volume contributed to the increase in the total average transaction fee per contract.

•                  Premium products—Premium products are those which we believe warrant the same or higher pricing than other product offerings for customer, professional and voluntary professional orders as our market-maker, trading permit holder firm and broker-dealer orders and for all non-public customer transactions. These products include options on all licensed and proprietary index options and futures. Contract volume in premium products increased for the three months ended September 30, 2010 as compared with same period in 2009, primarily due to a 6.2% and 42.2% increase in SPX and VIX, respectively. As a percentage of total index options volume for the three months ended September 30, 2010 and 2009, SPX and VIX accounted for 65.9% and 22.5%, respectively, and 67.7% and 17.2%, respectively. As a percentage of total index options transaction fees for the three months ended September 30, 2010 and 2009, SPX and VIX accounted for 71.0% and 17.9%, respectively, and 72.3% and 13.7%, respectively.

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

At September 30, 2010, there were approximately 90 clearing firms, two of which cleared a combined 63% of our trades in the three months ended September 30, 2010. No one customer of either of these clearing firms represented more than 10% of our transaction fees revenue for the three months ended September 30, 2010 or 2009. Should a clearing firm withdraw from the Exchange, we believe the customer portion of that firm’s trading activity would likely transfer to another clearing firm. Therefore, we do not believe the Exchange is exposed to a significant risk from the loss of revenue received from a particular clearing firm.

Access Fees

Access fees for the three months ended September 30, 2010 and 2009 were $18.5 million and $5.0 million, respectively, representing 17.4% and 5.1% of total operating revenues, respectively.  The increase in access fees can be attributed to the change in access fee structure implemented on June 15, 2010 and assessed to trading permit holders beginning on July 1, 2010.  Prior to July 1, 2010, CBOE only charged access fees to Temporary Members and participants in the interim trading permit program. Under the new program, CBOE charges monthly access fees to all trading permit holders. The Company believes that access fees for the remaining three months of 2010 should continue at approximately the same level as the fees generated in the three months ended September 30, 2010.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended September 30, 2010 decreased 27.8% to $3.9 million from $5.4 million for the same period in 2009, representing 3.7% and 5.5% of total operating revenues, respectively. The decrease can primarily be attributed to the elimination of the hybrid electronic quoting fee on January 1, 2010. For the three months ended September 30, 2009 the fee totaled a net assessed amount of $0.8 million. The hybrid quoting fee was established with the purpose of promoting and encouraging more efficient quoting by assessing or crediting liquidity providers based on a bid and offer table. The Company believes the fee is no longer necessary to mitigate quote message traffic. The Company believes liquidity providers generally are quoting more efficiently in response to the expansion of the Penny Pilot Program, an SEC program that allows certain options to be quoted in penny and five cent increments, in order to remain competitive in the penny classes. The remainder of the variance is due to an overall reduction in fees charged for data services provided by exchanges and other information vendors to Exchange participants primarily due to a reduction in demand for the services and a reduction in trade matching service revenue that is directly impacted by the decline in trading volume.

Market Data Fees

Market data fees decreased slightly to $4.9 million for the three months ended September 30, 2010 from $5.1 million for the same period in 2009. This category accounted for 4.6% and 5.2% of total operating revenues, respectively. Market data fees represent income derived from OPRA as well as the Company’s market data services. For the three months ended September 30, 2010 and 2009, OPRA and CBOE market data fees were $3.5 million and $1.4 million, respectively, and $4.7 million and $0.4 million, respectively. OPRA income is allocated through OPRA based on each exchange’s share of total options transactions cleared. The decline in OPRA revenue allocated to the Exchange was impacted by a decline in total OPRA revenue to be allocated to the member exchanges and a decline in CBOE’s market share of options transactions cleared. The Company’s share of OPRA income for the three months ended September 30, 2010 decreased to 24.2% from 30.6% for the same period in 2009 primarily due to a decrease in total options transactions cleared by the Exchange. The Company’s market data services provide users with current and historical options and futures data. The increase in the Company’s market data fees is due to the introduction of new market data products in the first quarter of 2010.

Regulatory Fees

Regulatory fees decreased 15.0% for the three months ended September 30, 2010 to $3.4 million from $4.0 million for the same period in 2009. As a percent of total operating revenues, regulatory fees accounted for 3.2% and 4.2%, respectively. Effective March 1, 2009, the Company implemented a new fee structure under which regulatory fees are based on the number of customer contracts executed by member firms rather than the number of registered representatives. The decrease in the regulatory fees is primarily due to a reduction in the rate charged on customer contracts which was implemented in the third quarter of 2009 and the decline in trading volume.

Other Revenue

Other revenue was $2.4 million for the three months ended September 30, 2010 and 2009. This category accounted for 2.3% and 2.4% of total operating revenues, respectively.

Operating Expenses

Total operating expenses increased $5.9 million, or 9.0%, to $71.1 million for the three months ended September 30, 2010 from $65.2 million for the same period in 2009. This increase was primarily due to increases in employee costs and royalty fees, partially offset by decreases in data processing, outside services and trading volume incentives. Expenses increased to 67.1% of total operating revenues for the three months ended September 30, 2010 compared with 66.3% for the same period in 2009.

The following summarizes changes in operating expenses for the three months ended September 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$34.7	$22.1	$12.6	57.0%
Depreciation and amortization	7.1	6.9	0.2	2.9%
Data processing	4.3	5.7	(1.4)	(24.6)%
Outside services	6.3	8.9	(2.6)	(29.2)%
Royalty fees	9.2	8.0	1.2	15.0%
Trading volume incentives	4.6	9.0	(4.4)	(48.9)%
Travel and promotional expenses	2.7	2.4	0.3	12.5%
Facilities costs	1.4	1.2	0.2	16.7%
Other expenses	0.8	1.0	(0.2)	(20.0)%
Total operating expenses	$71.1	$65.2	$5.9	9.0%

Employee Costs

For the three months ended September 30, 2010, employee costs were $34.7 million, or 32.7% of total operating revenues, compared with $22.1 million, or 22.4% of total operating revenues, for the same period in 2009. This represents an increase of $12.6 million or 57.0%. The increase is primarily attributed to stock-based compensation expense of $14.9 million. The $14.9 million consisted of: the recognition of $3.9 million and $11.0 million of stock-based compensation reflecting; (a) the recurring recognition of expense due to the awarding of restricted stock to employees and (b) the accelerated recognition for certain executives due to provisions contained in their employment agreements, respectively. These amounts were partially offset by a decrease in projected annual cash incentive awards for the three months ended September 30, 2010 as compared to the same period in 2009 of $2.6 million reflecting the current portion of annualized expense that is aligned with CBOE’s financial performance.

Depreciation and Amortization

Depreciation and amortization increased by $0.2 million to $7.1 million for the three months ended September 30, 2010 compared with $6.9 million for the same period in 2009. Depreciation and amortization charges represented 6.7% and 7.0% of total operating revenues for the three months ended September 30, 2010 and 2009, respectively.

Data Processing

Data processing expenses decreased to $4.3 million for the three months ended September 30, 2010 compared with $5.7 million in the prior-year period, representing 4.1% and 5.8% of total operating revenues for the three months ended September 30, 2010 and 2009, respectively. The decrease in data processing expenses is due to upgrades in hardware technology allowing for reduced maintenance costs, fewer subscriptions to external data resources due to migration from open outcry to electronic trading and growth in external extranet vendors/connectivity which reduced managed network costs.

Outside Services

Expenses related to outside services decreased to $6.3 million for the three months ended September 30, 2010 from $8.9 million in the prior-year period and represented 5.9% and 9.1% of total operating revenues for the three months ended September 30, 2010 and 2009, respectively. The $2.6 million decrease primarily reflects lower legal expenses of $1.5 million due primarily to the completion of the restructuring transaction and a reduction in other litigation costs and lower consulting fees of $1.2 million due to a reduction in supplementation of CBOE staff for activities primarily related to systems development and maintenance.

Royalty Fees

Royalty fees expense for the three months ended September 30, 2010 was $9.2 million compared with $8.0 million for the same period in 2009, an increase of $1.2 million, or 15.0%. This increase is directly related to an increase in trading volume in CBOE’s licensed option products and a fee increase on certain licensed index products for the three months ended September 30, 2010 compared with the same period in 2009. Royalty fees represented 8.7% and 8.1% of total operating revenues for the three months ended September 30, 2010 and 2009, respectively.

Trading Volume Incentives

Trading volume incentives decreased by $4.4 million to $4.6 million for the three months ended September 30, 2010 compared to $9.0 million for the same period in 2009, representing 4.3% and 9.2% of total operating revenues for the three months ended September 30, 2010 and 2009, respectively. The decrease reflects declines of $3.6 million related to a decrease in customer orders routed to CBOE under a market linkage program and $0.8 million for an incentive program for market-makers related to Penny Pilot classes that decreased due to the decline in trading volume.

The market linkage program is intended to encourage broker-dealers to route customer orders to the Exchange rather than to our competitors and provides our liquidity providers the opportunity to quote on the order while saving customers the execution fee they would otherwise incur by routing directly to a competing exchange. If a competing exchange quotes a better price, we route the customer’s order to that exchange and pay the associated costs. Regardless of whether the transaction is traded at CBOE, the order flow potential enhances CBOE’s overall market position and participation and provides cost savings to customers. Market linkage expenses vary based on the volume of contracts linked to other exchanges and fees charged by other exchanges. For the three months ended September 30, 2010, the decrease in the expense for the market linkage program represents a decrease in the number of customer orders routed to CBOE.

The Exchange provides an incentive to market-makers for transactions in a Penny Pilot class. To qualify for the incentive, 60% of the market-maker’s quotes in that class in the prior period must be on one side of the National Best Bid and Offer (NBBO). Due to reduced trading volume in the Penny Pilot Program, CBOE experienced a decrease in expenses related to the incentive program for the three months ended September 30, 2010 as compared to the same period in 2009.

Other Expenses

Other expenses totaled $0.8 million for the three months ended September 30, 2010, a decrease of $0.2 million from the same period in 2009. Other expenses were 0.7% and 1.0% of total operating revenues for the three months ended September 30, 2010 and 2009, respectively.

Operating Income

As a result of the items above, operating income for the three months ended September 30, 2010 was $34.9 million compared to $33.0 million for the same period in 2009, an increase of $1.9 million.

Other Income/(Expense)

Investment Income

Investment income totaled $0.2 million for the three months ended September 30, 2010 and 2009.

Net Loss from Investment in Affiliates

Net loss from investment in affiliates was $0.2 for the three months ended September 30, 2010 and 2009. The loss reflects our share of the operating losses of OneChicago.

Other Borrowing Costs

On December 23, 2008, the Company entered into a senior credit facility with three financial institutions. The credit agreement is a three-year revolving credit facility of up to $150 million and expires on December 23, 2011. The Company pays a commitment fee on the unused portion of the facility. The commitment fee and amortization of deferred financing costs associated with the credit facility totaled $0.2 million for the three months ended September 30, 2010 and 2009. There have been no borrowings against the credit facility in 2010 and 2009.

Income before Income Taxes

As a result of the items above, income before income taxes for the three months ended September 30, 2010 was $34.7 million compared to $32.8 million for the same period in 2009, an increase of $1.9 million.

Income Tax Provision

For the three months ended September 30, 2010, the income tax provision was $14.2 million compared to $13.6 million for the same period in 2009. This increase is directly related to the increase in income before income taxes slightly offset by a decrease in the effective tax rate. The effective tax rate was 41.1% and 41.5% for the three months ended September 30, 2010 and 2009, respectively. The decrease in our effective tax rate was primarily due to a decrease in permanent and other differences.

Net Income

As a result of the items above, net income for the three months ended September 30, 2010 was $20.5 million compared to $19.1 million for the same period in 2009, an increase of $1.4 million. Basic and diluted net income per share were $0.20 and $0.21 for the three months ended September 30, 2010 and 2009, respectively.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Overview

The following summarizes changes in financial performance for the nine months ended September 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
		(dollars in millions)
Total operating revenues	$319.7	$305.2	$14.5	4.8%
Total operating expenses	204.2	184.3	19.9	10.8%
Operating income	115.5	120.9	(5.4)	(4.5)%
Total other income/(expense)	(0.8)	(0.3)	(0.5)	(166.7)%
Income before income taxes	114.7	120.6	(5.9)	(4.9)%
Income tax provision	46.7	49.1	(2.4)	(4.9)%
Net income	$68.0	$71.5	$(3.5)	(4.9)%
Operating income percentage	36.1%	39.6%
Net income percentage	21.3%	23.4%
Net income per share - diluted	$0.71	$0.79

•                  Total operating revenues increased due to an increase in transaction fees and access fees, partially offset by a decrease in exchange services and other fees.

•                  The Company’s market share of total options contracts traded declined to 29.6% for the nine months ended September 30, 2010, compared with 31.5% for the same period in 2009.

•                  Total operating expenses increased primarily due to increases in employee costs, outside services and royalty fees, partially offset by a decrease in trading volume incentives and data processing.

•                  Total other income/(expense) increased primarily due to a decline in investment income for the first nine months of 2010 as compared to the same period in 2009.

Operating Revenues

Total operating revenues for the nine months ended September 30, 2010 were $319.7 million, an increase of $14.5 million, or 4.8%, compared with the same period in 2009. The following summarizes changes in total operating revenues for the nine months ended September 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$250.4	$237.2	$13.2	5.6%
Access fees	23.0	17.6	5.4	30.7%
Exchange services and other fees	12.8	17.2	(4.4)	(25.6)%
Market data fees	16.2	15.6	0.6	3.8%
Regulatory fees	11.4	11.9	(0.5)	(4.2)%
Other revenue	5.9	5.7	0.2	3.5%
Total operating revenues	$319.7	$305.2	$14.5	4.8%

Transaction Fees

Transaction fees increased 5.6% to $250.4 million for the nine months ended September 30, 2010, representing 78.3% of total operating revenues, compared with $237.2 million for the same period in 2009, or 77.7% of total operating revenues. This increase was largely driven by an increase of 6.1% in average transaction fee per contract, partially offset by the decline in trading volume of 0.8%. The following summarizes transactions fees by product for the nine months ended September 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$75.0	$89.9	$(14.9)	(16.6)%
Indexes	122.3	91.6	30.7	33.5%
Exchange-traded funds	48.5	54.5	(6.0)	(11.0)%
Total options transaction fees	245.8	236.0	9.8	4.2%
Futures	4.6	1.2	3.4	283.3%
Total transaction fees	$250.4	$237.2	$13.2	5.6%

Trading Volume

Our average daily trading volume for the first nine months of 2010 was 4.52 million contracts,  a decrease of 0.9% compared with 4.56 million for the same period in 2009. Total trading days for the first nine months of 2010 and 2009 were one hundred and eighty eight. The following summarizes changes in total trading volume and average daily trading volume (ADV) by product for the nine months ended September 30, 2010 compared to the same period in 2009.

	2010		2009		Volume Percent	ADV Percent
	Volume	ADV	Volume	ADV	Change	Change
		(in millions)
Equities	428.1	2.28	487.6	2.59	(12.2)%	(12.0)%
Indexes	207.0	1.10	161.0	0.86	28.6%	27.9%
Exchange-traded funds	213.0	1.13	208.3	1.11	2.3%	1.8%
Total options contracts	848.1	4.51	856.9	4.56	(1.0)%	(1.1)%
Futures contracts	2.6	0.01	0.6	—	333.3%	333.3%
Total contracts	850.7	4.52	857.5	4.56	(0.8)%	(0.9)%

Average transaction fee per contract

The average transaction fee per contract was $0.294 for the nine months ended September 30, 2010, an increase of 6.1% compared with $0.277 for the same period in 2009. Average transaction fee per contract represents transaction fees divided by total contracts. In general, the Company faces continued pressure on transaction fees in the markets in which it competes. The following summarizes average transaction fee per contract by product for the nine months ended September 30, 2010 compared to the same period in 2009.

	2010	2009	Percent Change
Equities	$0.175	$0.184	(4.9)%
Indexes	0.591	0.569	3.9%
Exchange-traded funds	0.228	0.262	(13.0)%
Total options average transaction fee per contract	0.290	0.275	5.5%
Futures	1.753	1.833	(4.4)%
Total average transaction fee per contract	$0.294	$0.277	6.1%

There are a number of factors that contributed to the change in our average transaction fee per contract for the nine months ended September 30, 2010 compared to the same period in 2009. These include:

•                  Product mix—The increase in the average transaction fee per contract reflects a shift in the volume mix by product. Indexes accounted for 24.4% and 18.8% of options contracts traded in the first nine months of 2010 and 2009, respectively. Since indexes represent our highest-margin options products, their increase as a percent of total volume contributed to the increase in the total average transaction fee per contract.

•                  Premium products—Contract volume in premium products increased for the nine months ended September 30, 2010 as compared with same period in 2009, primarily due to a 20.6% and 104.0% increase in SPX and VIX, respectively. As a percentage of total index options volume for the nine months ended September 30, 2010 and 2009, SPX and VIX accounted for 66.3% and 21.1%, respectively, and 70.7% and 13.3%, respectively. As a percentage of total index options transaction fees for the nine months ended September 30, 2010 and 2009, SPX and VIX accounted for 71.2% and 17.1%, respectively, and 74.1% and 11.4%, respectively.

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

•                  Impact of Clearing Firm Sliding Scale— CBOE has a program which, based on attainment of certain volume levels, allows clearing firms to be assessed reduced transaction fees within a specific month. The program provides for a reduction of transaction fees at five distinct volume levels. Each level achieved provides a further reduction in transaction fees. The clearing firm sliding scale applies to clearing firm trading permit holders’ proprietary orders in all products except for certain excluded orders. For the nine months ended September 30, 2010, the clearing firm sliding scale increased compared to the prior year period due to an increase in permit holders qualifying for the reduced fees, an increase in the number of contracts traded by those permit holders and an increase in the number of contracts traded by the permit holders achieving the highest level of reduced fees. We believe the increase in qualifying permit holders and contracts qualifying for the largest fee reduction negatively impacted average transaction fee per contract in general and was the primary contributor to the decrease in the per contract fee received for equities.

•                  99 or less contracts— Effective May 2009, CBOE waived transaction fees for customer orders of 99 contracts or less in the exchange-traded fund category. We believe the waived contract fees are a contributing factor to the reduction of average transaction fee per contract for exchange-traded funds for the nine months ended September 30, 2010 as compared to the same period in 2009.

Access Fees

Access fees for the nine months ended September 30, 2010 and 2009 were $23.0 million and $17.6 million, respectively, representing 7.2% and 5.8% of total operating revenues, respectively. The increase in access fees can be attributed to the change in access fee structure implemented on June 15, 2010 and assessed to trading permit holders beginning on July 1, 2010.  Prior to July 1, 2010, CBOE only charged access fees to Temporary Members and participants in the interim trading permit program. Under the new program, CBOE charges monthly access fees to all trading permit holders. Access fees assessed in the third quarter of 2010 are in line with the Company’s expectations for the program. The Company believes that access fees for the remaining three months of 2010 should continue at approximately the same level as the fees generated in the three months ended September 30, 2010.

Exchange Services and Other Fees

Exchange services and other fees for the nine months ended September 30, 2010 decreased 25.6% to $12.8 million from $17.2 million for the same period in 2009, representing 4.0% and 5.6% of total operating revenues, respectively. The decrease can primarily be attributed to the elimination of the hybrid electronic quoting fee on January 1, 2010, which totaled a net assessed amount of $2.9 million in the first nine months of 2009. The remainder of the decrease is primarily due to an overall reduction in fees charged for data services provided by exchanges and other information vendors to Exchange participants due to a reduction in demand for the services.

Market Data Fees

Market data fees increased $0.6 million to $16.2 million for the nine months ended September 30, 2010 from $15.6 million for the same period in 2009. This category accounted for 5.1% of total operating revenues for the nine months ended September 30, 2010 and 2009. Market data fees represent income derived from OPRA as well as the Company’s market data services. For the nine months ended September 30, 2010 and 2009, OPRA and CBOE market data fees were $12.1 million and $4.1 million, respectively, and $14.6 million and $1.0 million, respectively. OPRA income is allocated through OPRA based on each exchange’s share of total options transactions cleared. The Company’s share of OPRA income for the nine months ended September 30, 2010 decreased to 26.7% from 30.7% for the same period in 2009 due to a decrease in total options transactions cleared by the Exchange. The Company’s market data services provide users with current and historical options and futures data. The increase in the Company’s market data fees is due to the introduction of new market data products in the first quarter of 2010.

Regulatory Fees

Regulatory fees decreased 4.2% for the nine months ended September 30, 2010 to $11.4 million from $11.9 million for the same period in 2009. The decrease is primarily due to rate reduction implemented in the third quarter of 2009 and a slight decline in volume. As a percent of total operating revenues, regulatory fees accounted for 3.6% and 3.9%, respectively.

Other Revenue

Other revenue was $5.9 million for the nine months ended September 30, 2010 compared with $5.7 million for the same period in 2009, representing an increase of $0.2 million. This category accounted for 1.8% and 1.9% of total operating revenues in the nine months ended September 30, 2010 and 2009, respectively.

Operating Expenses

Total operating expenses increased $19.9 million, or 10.8%, to $204.2 million for the nine months ended September 30, 2010 from $184.3 million for the same period in 2009. This increase was primarily due to increases in employee costs, outside services and royalty fees, partially offset by a decrease in trading volume incentives. Expenses increased to 63.9% of total operating revenues for the nine months ended September 30, 2010 compared with 60.4% for the same period in 2009.

The following summarizes changes in operating expenses for the nine months ended September 30, 2010 compared to the same period in 2009.

	2010	2009	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$80.4	$63.2	$17.2	27.2%
Depreciation and amortization	21.7	20.6	1.1	5.3%
Data processing	14.6	16.0	(1.4)	(8.8)%
Outside services	24.5	23.0	1.5	6.5%
Royalty fees	31.6	23.8	7.8	32.8%
Trading volume incentives	15.6	21.5	(5.9)	(27.4)%
Travel and promotional expenses	7.9	7.8	0.1	1.3%
Facilities costs	4.1	4.2	(0.1)	(2.4)%
Other expenses	3.8	4.2	(0.4)	(9.5)%
Total operating expenses	$204.2	$184.3	$19.9	10.8%

Employee Costs

For the nine months ended September 30, 2010, employee costs were $80.4 million, or 25.1% of total operating revenues, compared with $63.2 million, or 20.7% of total operating revenues, for the same period in 2009. This represents an increase of $17.2 million or 27.2%. The increase is primarily attributed to stock-based compensation expense of $15.6 million. The $15.6 million consisted of the recognition of $4.6 million and $11.0 million of stock-based compensation reflecting; (a)  the recurring recognition of expense due to the awarding of restricted stock to employees and (b) the accelerated recognition for certain executives due to provisions contained in their employment agreements, respectively, increased severance expense of $1.0 million due to targeted staff reductions and higher salary costs, including payroll taxes and insurance benefits, of $1.9 million due to a slight increase in headcount coupled with compensation increases granted in July 2010. These increases are partially offset by a decrease in projected annual cash incentive awards through the nine months ended September 30, 2010 as compared to the same period in 2009 of $1.7 million reflecting the current portion of annualized expense that is aligned with CBOE’s financial performance.

Depreciation and Amortization

Depreciation and amortization increased by $1.1 million to $21.7 million for the nine months ended September 30, 2010 compared with $20.6 million for the same period in 2009, primarily reflecting additions to fixed assets. Additions were primarily purchases of systems hardware and software to enhance system functionality and expand capacity. Depreciation and amortization charges represented 6.8% and 6.7% of total operating revenues for the nine months ended September 30, 2010 and 2009, respectively.

Data Processing

Data processing expenses decreased to $14.6 million for the nine months ended September 30, 2010 compared with $16.0 million in the prior-year period, representing 4.5% and 5.2% of total operating revenues for the nine months ended September 30, 2010 and 2009, respectively. The decrease in data processing expenses is due to upgrades in hardware technology allowing for reduced maintenance costs, fewer subscriptions to external data resources due to migration from open outcry to electronic trading and growth in external extranet vendors/connectivity which reduced managed network costs.

Outside Services

Expenses related to outside services increased to $24.5 million for the nine months ended September 30, 2010 from $23.0 million in the prior-year period and represented 7.6% and 7.5% of total operating revenues for the nine months ended September 30, 2010 and 2009, respectively. The $1.5 million increase primarily reflects legal costs attributed to the $1.7 million CBOE agreed to reimburse S&P for costs incurred by S&P in defending its proprietary rights in the S&P 500 Index, which CBOE has an exclusive license to use as the underlying interest for index options.

For the nine months ended September 30, 2010 and 2009, the Company received insurance reimbursements for certain legal fees totaling $0.9 million and $0.7 million, respectively.

Royalty Fees

Royalty fees expense for the nine months ended September 30, 2010 was $31.6 million compared with $23.8 million for the same period in 2009, an increase of $7.8 million, or 32.8%. This increase is directly related to higher trading volume in CBOE’s licensed options products and a fee increase on certain licensed index products for the nine months ended September 30, 2010 compared with the same period in 2009. Royalty fees represented 9.9% and 7.8% of total operating revenues for the nine months ended September 30, 2010 and 2009, respectively.

Trading Volume Incentives

Trading volume incentives decreased by $5.9 million to $15.6 million for the nine months ended September 30, 2010 compared to $21.5 million for the same period in 2009, representing 4.9% and 7.1% of total operating revenues for the nine months ended September 30, 2010 and 2009, respectively. The decrease reflects a decline in expenses of $7.4 million related to a decrease in customer orders routed to the Exchange under a market linkage program, partially offset by an increase in expenses of $1.5 million for an incentive program for market-makers related to Penny Pilot classes due to the expansion of the program which began in the second half of 2009.

The market linkage program is intended to encourage broker-dealers to route customer orders to the Exchange rather than to our competitors and provides our liquidity providers the opportunity to quote on the order while saving customers the execution fee they would otherwise incur by routing directly to a competing exchange.

The Exchange provides an incentive to market-makers for transactions in a Penny Pilot class. To qualify for the incentive, 60% of the market-maker’s quotes in that class in the prior period must be on one side of the National Best Bid and Offer (NBBO). CBOE experienced an increase in expenses related to the incentive program for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to increased offerings in the Penny Pilot program. In the second half of 2009, the SEC approved a proposal to continue to expand the Penny Pilot Program through December 31, 2010. The expansion was achieved by adding the 300 most actively traded, multiply listed options classes, in groups of 75 through August 2010, that were not in the program. As of September 30, 2010, the 300 most actively traded, multiply listed options classes have been added to the Penny Pilot Program.

Other Expenses

Other expenses totaled $3.8 million for the nine months ended September 30, 2010, a decrease of $0.4 million from the same period in 2009. Other expenses were 1.2% and 1.4% of total operating revenues for the nine months ended September 30, 2010 and 2009, respectively.

Operating Income

As a result of the items above, operating income for the nine months ended September 30, 2010 was $115.5 million compared to $120.9 million for the same period in 2009, a reduction of $5.4 million.

Other Income/(Expense)

Investment Income

Investment income totaled $0.4 million for the nine months ended September 30, 2010, a decrease of $0.7 million compared with the same period in 2009. The drop in investment income was primarily due to the recognition in the second quarter of 2009 of interest income earned on deferred temporary access fees through June 2009 which were recognized when the Delaware Court entered an order of approval and final judgment approving the Settlement Agreement.

Net Loss from Investment in Affiliates

Net loss from investment in affiliates was $0.5 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively. The loss reflects our share of the operating losses of OneChicago.

Other Borrowing Costs

The commitment fee and amortization of deferred financing costs associated with the credit facility totaled $0.7 million for the nine months ended September 30, 2010 and 2009. There have been no borrowings against the credit facility in 2010 or 2009.

Income before Income Taxes

As a result of the items above, income before income taxes for the nine months ended September 30, 2010 was $114.7 million compared to $120.7 million for the same period in 2009, a reduction of $6.0 million.

Income Tax Provision

For the nine months ended September 30, 2010, the income tax provision was $46.6 million compared to $49.1 million for the same period in 2009. This decrease is directly related to the decrease in income before income taxes. The effective tax rate was 40.7% for the nine months ended September 30, 2010 and 2009.

Net Income

As a result of the items above, net income for the nine months ended September 30, 2010 was $68.0 million compared to $71.5 million for the same period in 2009, a reduction of $3.5 million. Basic and diluted net income per share were $0.71 and $0.79 for the nine months ended September 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position as of September 30, 2010

As of September 30, 2010, total assets were $530.6 million, a decrease of $41.3 million compared with $571.9 million at December 31, 2009. This decrease was primarily due to payment of the Exercise Right privilege payable, the special dividend and the third quarter dividend, partially offset by the proceeds received from the initial public offering and positive cash flow generated from operations. The following highlights the key factors that contributed to the change in total assets:

•                  Cash and cash equivalents decreased by $60.8 million to $322.9 million, reflecting the $300.0 million payment of the Exercise Right privilege payable and the $113.4 million payment of the special dividend and payment of the third quarter dividend totaling $10.4 million, partially offset by the $301.2 million net proceeds generated by the initial public offering and positive cash generated from operations. Our cash and cash equivalents were primarily comprised of investments in U.S. Treasuries and prime money market funds.

•                  Accounts receivable increased by $6.2 million to $36.6 million from $30.4 million primarily due to increased access fees and a change in the timing of the billing of monthly trading permit fees under the new program commenced on July 1, 2010.

At September 30, 2010, total liabilities were $81.5 million, a decrease of $302.3 million from the December 31, 2009 balance of $383.8 million. This decrease is primarily due to payments totaling $305.7 million due to the completion of the restructuring transaction. The $305.7 million in payments consisted of; $300.0 million to the Exercise Right privilege participants, $3.0 million to the appellants of the settlement and $2.7 million to former temporary members for access fees subject to fee based payments. In addition, deferred income taxes decreased $3.0 million and accounts payable and accrued expenses decreased $7.9 million. These amounts were partially offset by an increase in deferred revenue of $11.5 million due to prepayments of liquidity provider transaction fees that are amortized over the year.

Liquidity and Capital Resources

Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses and capital expenditures and, in 2010, included the cash payment made under the Settlement Agreement, the payment of the special dividend following the restructuring and the payment of the third quarter dividend. We expect to use cash on hand at September 30, 2010 and funds generated from operations to fund our remaining 2010 and 2011 cash requirements.

To ensure that CBOE Holdings has adequate funds available, we secured a $150 million revolving credit facility in December 2008, which became available upon the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. Although we do not anticipate that the Company will need to borrow funds under the facility to meet our 2010 cash requirements, the facility provides us the flexibility in accessing available sources of funds. As of September 30, 2010, no borrowings were outstanding under the credit facility.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $84.8 million and $96.3 million for the first nine months of 2010 and 2009, respectively. Net cash provided by operating activities was $16.8 million higher than net income for the nine months ended September 30, 2010. The net increase was primarily a result of the recognition of stock-based compensation totaling $15.6 million. The $15.6 million consisted of; the recognition of $4.6 million and $11.0 million of stock-based compensation reflecting; (a) the recurring recognition of expense due to the awarding of restricted stock to employees and (b) the accelerated recognition for certain executives due to provisions contained in their employment agreements, respectively.

Net Cash Flows from Investing Activities

Net cash flows used in investing activities totaled $23.0 million and $28.7 million for the nine months ended September 30, 2010 and 2009, respectively. Expenditures for capital and other assets totaled $15.0 million and $29.4 million for the nine months ended September 30, 2010 and 2009, respectively. The majority of capital expenditures in both years were for the enhancement or the expansion of CBOE’s trading technology and applications. The Company continually invests in technology to support its trading platform to ensure that its systems are robust and have the capacity to handle the volume growth being witnessed in the options industry. In addition to capacity needs, our systems are constantly being modified to handle more complex trading strategies and sophisticated algorithms at the fastest possible response times.

Based on capital spending through the nine months ended September 30, 2010, the Company anticipates capital spending to be consistent with the current trend which indicates the spending level in 2010 will be lower than the spending level in 2009.

Net Cash Flows from Financing Activities

Net cash flows used in financing activities totaled $122.6 million and $0.1 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in net cash flows used in financing activities resulted primarily from the payment of $300.0 million due to the completion of the restructuring transaction, the special dividend declared and paid to the holders of the Class A and Class B common stock totaling $113.4 million and payment of the third quarter dividend totaling $10.4 million partially offset by net proceeds received from the initial public offering of CBOE Holdings common stock of $301.2 million.

Dividends

On June 18, 2010, CBOE Holdings declared and paid a special dividend of $113.4 million following the issuance of the Class A common stock in the restructuring transaction and Class B common stock pursuant to the Settlement Agreement.

On August 3, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 cents per share. The dividend was paid on September 24, 2010, to stockholders of record at the close of business on September 3, 2010.

The Company’s annual dividend target will be approximately 20% to 30% of prior year’s net income adjusted for unusual items. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our board of directors deems relevant. Future credit facilities, other future debt obligations and statutory provisions, may limit, or in some cases prohibit, our ability to pay dividends.

On November 1, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 cents per share. The dividend is payable on December 3, 2010, to stockholders of record at the close of business on December 24, 2010.

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

Commercial Commitments and Contractual Obligations

The Company leases office space in downtown Chicago, Illinois for its Regulatory Division, in a suburb of Chicago for its disaster recovery center, in New York for certain marketing activities and in Secaucus, New Jersey for C2, with lease terms remaining from 8 months to 35 months as of September 30, 2010. Total rent expense related to these lease obligations for the nine months ended September 30, 2010 and 2009 were $1.6 million and $1.7 million, respectively. In addition, the Company has contractual obligations related to certain advertising programs and licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements which total $12.8 million for the next five years and $2.4 million for the five years thereafter. Future minimum payments under these non-cancelable lease and advertising agreements were as follows at September 30, 2010 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years
Operating leases	$5,789	$797	$3,964	$1,028
Contractual obligations	3,263	441	2,822	—
Total	$9,052	$1,238	$6,786	$1,028

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice

President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the three months ended September 30, 2010. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the nine months ended September 30, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in CBOE’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of current litigation please see Note 16 of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in our in our Quarterly Report on Form 10-Q for the period ended March 31, 2010 as filed with the SEC on June 11, and as updated in our Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 12, 2010. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

The net offering proceeds from our initial public offering on June 18, 2010 have been invested in a mix of highly rated institutional money market funds and U.S. Treasury securities. There has been no material change in the planned use of net offering proceeds as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

Date: November 12, 2010

	By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer

Date: November 12, 2010

CBOE Holdings, Inc.

Form 10-Q

Exhibit Index

Exhibit No.	Description
10.1	CBOE Holdings, Inc. Executive Severance Plan (incorporated by reference to Item 5.02 filed on Form 8-K).

10.2	Amended and Restated Employment Agreement with Edward J. Joyce effective August 1, 2010 (filed herewith).

10.3	Amendment No.1 to the Chicago Board Options Exchange, Incorporated Supplemental Retirement Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).