Form 10-K
period 2010-12-31
CBOE Holdings, Inc.
filed 2011-03-16
CIK 1374310

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-34774

CBOE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5446972 (I.R.S. Employer Identification Number)
400 South LaSalle Street Chicago, Illinois (Address of Principal Executive Office)	60605 (Zip Code)

Registrant's telephone number, including area code
 (312) 786-5600

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Unrestricted Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2010, the aggregate market value of the Registrant's outstanding voting common equity held by non-affiliates was approximately $3.3 billion based on the closing price of $32.55 per share of Unrestricted Common Stock.

         The number of outstanding shares of each class of the registrant's common stock as of March 4, 2011 was as follows: 51,782,717 shares of Unrestricted Common Stock and 38,301,994 shares of A-2 Common Stock

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III

CBOE HOLDINGS, INC.

2010 FORM 10-K

CERTAIN DEFINED TERMS

        Throughout this document, unless otherwise specified or the context so requires:

  •
  "CBOE Holdings" refers to CBOE Holdings, Inc. and its subsidiaries after the completion of the restructuring transaction which occurred on June 18, 2010.

  •
  "CBOE" or the "Exchange" refers to (1) prior to the completion of the restructuring transaction, Chicago Board Options Exchange, Incorporated, a Delaware non-stock corporation, and (2) after the completion of the restructuring transaction, the Chicago Board Options Exchange, Incorporated, a Delaware stock corporation. CBOE became a wholly-owned subsidiary of CBOE Holdings, Inc. on June 18, 2010.

  •
  "C2" refers to C2 Options Exchange, Incorporated, which became a wholly-owned subsidiary of CBOE Holdings, Inc. on June 18, 2010.

  •
  "CFE" refers to CBOE Futures Exchange, LLC, which became a wholly-owned subsidiary of CBOE Holdings, Inc. on June 18, 2010.

  •
  "Delaware Action" refers to the lawsuit, which was entitled CME Group Inc. et al. v. Chicago Board Options Exchange, Incorporated et al. (Civil Action No. 2369-VCN) and filed in the Delaware Court on August 23, 2006, in which the CBOE and its directors were sued in the Delaware Court by the CBOT, CBOT Holdings and two members of the CBOT who purported to represent the Exercise Member Claimants.

  •
  "Delaware Court" refers to the Court of Chancery of the State of Delaware.

  •
  "Exercise Member Claimants" refers to a purported class of individuals who claimed in the Delaware Action that they were, or had the right to become, members of the CBOE pursuant to the Exercise Right.

  •
  "Member" or "Members" refers to, prior to the completion of the restructuring transaction, any person or organization (or any designee of any organization) that held a membership in the CBOE.

  •
  "Our exchanges" refers to CBOE, C2 and CFE.

  •
  The "restructuring transaction" refers to the transaction on June 18, 2010 , in which CBOE converted from a Delaware non-stock corporation owned by its Members to a Delaware stock corporation and a wholly-owned subsidiary of CBOE Holdings, a Delaware stock corporation.

  •
  "SEC" refers to the U.S. Securities and Exchange Commission.

  •
  "Settlement Agreement" means the Stipulation of Settlement, as amended, approved by the Delaware Court in the Delaware Action.

  •
  "SPX" refers to our a.m. settled S&P 500 exchange traded option.

  •
  "We," "us" or "our" refers to (1) prior to the completion of the restructuring transaction, CBOE, and, as the context may require, CBOE Holdings, and (2) after the completion of the restructuring transaction, CBOE Holdings and its wholly-owned subsidiaries.

  •
  "VIX" refers to our Volatility S&P 500 option.

        All references to "options" or "options contracts" in the text of this document refer to exchange-traded options and all references to "futures" refer to futures contracts.

 FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as "may," "might," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from that expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under "Risk Factors" in this Annual Report.

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

        Some factors that could cause actual results to differ include:

  •
  legislative or regulatory changes affecting the options markets, including a possible cap of transaction fees;

  •
  changes in law or government policy, including changes relating to the recently enacted or proposed legislation relating to the recent economic crisis;

  •
  increasing competition by foreign and domestic entities, including increased competition from new entrants into our markets and consolidation of existing entities;

  •
  loss of our exclusive licenses to list certain index options;

  •
  decrease in the amount of trading volumes on our exchanges;

  •
  our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities, and our ability to maintain the competitiveness of our existing products and services;

  •
  our ability to generate incremental operating revenue by making trading access available in exchange for a fee;

  •
  changes in price levels and volatility in the derivatives markets and in the equity markets in general;

  •
  economic, political and market conditions;

  •
  our ability to adjust our fixed costs and expenses if our revenues decline;

  •
  our ability to maintain existing customers, develop strategic relationships and attract new customers;

  •
  our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;

  •
  our ability to keep pace with rapid technological developments, including our ability to complete the development and implementation of the enhanced functionality required by our customers;

  •
  our ability to accommodate increases in trading volume and order transaction traffic without failure or degradation of performance of our systems;

  •
  our ability to maintain our growth effectively;

  •
  our ability to manage our reputation and brand name;

  •
  our ability to generate revenue from our market data, which may be reduced or eliminated by the growth of electronic trading or declines in subscriptions;

  •
  our ability to generate cash flow and revenue from the launch of C2;

  •
  our ability to successfully implement changes to our fee structure;

  •
  changes in our rate per contract due to shifts in the mix of the products traded, the trading venue and the mix of customers;

  •
  the ability of our compliance and risk management methods to effectively monitor and manage our risks;

  •
  our ability to continue to generate income to allow us to continue to invest in our business;

  •
  customer consolidation; and

  •
  changes to the tax treatment for options trading, including the possible imposition of a transaction tax on options transactions.

        For a detailed discussion of these and other factors that might affect our performance, see Part I, Item 1A. of this Report. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing.

PART I

Item 1.    Business

Overview

        CBOE Holdings, Inc. is the holding company for Chicago Board Options Exchange, Incorporated, C2 Options Exchange, Incorporated, CBOE Futures Exchange, LLC and other subsidiaries. CBOE Holdings builds on the legacy of CBOE, the creator of listed options and the largest U.S. options exchange.

        The primary business of the Company is the operation of markets for the execution of transactions in exchange-traded options. The market for exchange-traded options has increased dramatically since their introduction by the CBOE in 1973. In 1974, the first full year of trading, CBOE traded over 5.6 million contracts. In 1983, ten years after its inception, CBOE traded over 82 million contracts. By 1993, the CBOE volume had grown to over 140 million contracts. In 2003, the CBOE traded over 284 million contracts. In 2010, our most recent fiscal year, CBOE volume had grown to 1.12 billion contracts.

        The following chart illustrates total options trading volume across the different categories of products traded at the Company for the periods indicated:

	Annual Options Contract Volume
	2010	2009	2008	2007	2006
Equities	572,688,137	634,710,477	604,024,956	500,964,713	390,657,577
Indexes	269,989,511	222,787,514	259,499,726	230,527,970	157,596,679
Exchange-traded funds	276,362,700	277,266,218	329,830,388	212,979,241	126,481,092

Total	1,119,040,348	1,134,764,209	1,193,355,070	944,471,924	674,735,348

        The Company's markets are primarily for the trading of listed options contracts on three broad product categories: the stocks of individual corporations (equity options), various market indexes (index options) and securitized baskets of like assets, such as stocks, bonds or commodities (exchange-traded funds). We offer trading access for listed options from electronic platforms and on our trading floor in Chicago. The integration of electronic trading markets and traditional open outcry markets into a single market is offered through our Hybrid trading model operating on a proprietary technology platform known as CBOEdirect. CBOEdirect is the technology platform for all of our exchanges.

        Through CFE, we offer futures and options on futures on the VIX. In 2010, CFE volume was 4.4 million contracts.

        Our operating revenues are primarily driven by the number of contracts traded on our exchanges. In order to increase the volume of contracts traded on our exchanges, we strive to develop and promote contracts designed to satisfy the trading, hedging and risk-management needs of our market participants. We also derive revenue from fees collected for access to our exchanges and from the sale of market data information.

        Our principal executive offices are located at 400 South LaSalle Street, Chicago Illinois 60605, and our telephone number is (312) 786-5600.

        Our web site is www.CBOE.com. Information contained on or linked through our web site is not incorporated by reference into this annual report. You should not consider information contained on our web site as part of this annual report.

History

        CBOE was founded in 1973 as a not-for-profit, non-stock corporation. CBOE was the first organized marketplace for the trading of standardized, listed options on equity securities. In 2004, CBOE began to operate a futures exchange, CFE. CBOE adopted a for-profit approach to its business, including strategic initiatives aimed at optimizing trading volume, efficiency and liquidity, in January 2006. CBOE Holdings was incorporated in the State of Delaware on August 15, 2006. In June 2010, CBOE demutualized (see "Restructuring Transaction") and CBOE, C2 and CFE became wholly-owned subsidiaries of CBOE Holdings. CBOE Holdings completed its initial public offering of its unrestricted common stock in June 2010. On October 29, 2010, C2, the Company's new all-electronic exchange, initiated operations.

Restructuring Transaction

        On June 18, 2010, CBOE converted from a non-stock corporation owned by its Members into a stock corporation that is a wholly-owned subsidiary of CBOE Holdings. In the restructuring transaction, each CBOE regular membership (an "Exchange Seat") owned by a CBOE Member on June 18, 2010 converted into 80,000 shares of Class A common stock of CBOE Holdings. Seat owners received a total of 74,400,000 shares of Class A common stock of CBOE Holdings in the restructuring transaction. In addition, certain persons who satisfied the qualification requirements set forth in the Stipulation of Settlement, dated August 20, 2008 (the "Settlement Agreement"), among CBOE and other parties to the action entitled CME Group Inc. et al. v. Chicago Board Options Exchange Incorporated (the "Delaware Action"), received a total of 16,333,380 shares of Class B common stock of CBOE Holdings on June 18, 2010. Pursuant to the Settlement Agreement, qualifying members of the plaintiff class received a cash payment of $300.0 million.

        Immediately following the issuance of the Class A and Class B common stock, the board of directors of CBOE Holdings declared and paid a special dividend of $1.25 per outstanding share of Class A and Class B common stock, or $113.4 million in the aggregate.

        The initial public offering of 13,455,000 shares of unrestricted common stock, including 2,085,774 shares of unrestricted common stock sold by the selling stockholders, for a price of $29.00 per share, was completed on June 18, 2010. Net proceeds to the Company after deducting underwriter's fees and commissions and other related expenses were $301.2 million. Costs directly associated with the Company's initial public offering were recorded as a reduction of the gross proceeds received in arriving at the amount recorded in additional paid-in capital.

        Upon consummation of the initial public offering, shares of Class A and Class B common stock not converted into unrestricted common and sold in the initial public offering automatically converted into 44,323,803 shares of Class A-1 common stock and 44,323,803 shares of Class A-2 common stock.

        The restructuring transaction, completed on June 18, 2010, converted CBOE from a non-stock company with Members into a wholly-owned subsidiary of CBOE Holdings, a corporation with stockholders. Members that owned an Exchange Seat became stockholders of CBOE Holdings. Following the restructuring transaction, access to CBOE, C2 and CFE was made available through trading permits rather than through the ownership of memberships (see "Trading Permit Holders").

Tender Offers

        On November 24, 2010, the Company completed two concurrent tender offers for 5,983,713 shares of Class A-1 common stock and 5,983,713 shares of Class A-2 common stock at a purchase price of $25.00 per share. The purpose of the tender offers was to allow Class A-1 and A-2 stockholders to obtain liquidity for a certain portion of their shares. Subsequent to the closing of the tender offers and automatic conversion of Class A-1 common stock, an additional 31,723 shares of Unrestricted common stock and 18,746 shares of Class A-2 common stock were purchased by the Company due to a clerical adjustment. The net proceeds received from our initial public offering were used to purchase the shares of Class A-1 and A-2 common stock in the tender offers.

Conversion of A-1 and A-2 common stock

        On December 15, 2010, 38,340,090 issued and outstanding shares of Class A-1 common stock automatically converted into one share of unrestricted common stock. Each issued and outstanding share of Class A-2 common stock will automatically convert into one share of unrestricted common stock on June 13, 2011.

Industry

        Our primary business is part of the large and growing global derivatives industry. Derivatives are financial contracts whose value is derived from some other underlying asset or reference value. These underlying assets and reference values include individual stocks, stock indexes, debt instruments, interest rates, currencies, commodities and various benchmarks related to trading and investment strategies. In recent years, derivatives have also been developed on economic indicators and "artificial" assets such as pollution rights. The global derivatives industry includes both exchanges and a large over-the-counter market. The most common types of derivatives are options, futures and swap contracts. These products allow for various types of risk to be isolated and transferred.

  Exchange-Traded Options and Futures

        Options represent a contract giving the buyer the right, but not the obligation, to buy or sell a specified quantity of an underlying security or index at a specific price for a specific period of time. Options provide investors a means for hedging, speculation and income generation, while at the same time providing leverage with respect to the underlying asset. Options are traded privately between two parties (know as "over-the-counter" options), as well as traded on U.S. securities exchanges. The vast majority of derivatives traded on U.S. securities exchanges are options on individual equities, market indexes and ETFs. Over-the-counter options that are traded include options on individual equities, ETFs and indexes, including options on the S&P 500 index.

        The buyer and seller of a futures contract agree on a price today for a product to be delivered and paid for in the future. Each contract specifies the quantity of the item and the time of delivery or payment. An option on a futures contract is a right, but not an obligation, to buy or sell a futures contract at a specified price on or before a certain expiration date.

  Trading

        Until 2000, trading in options products on U.S. options exchanges traditionally occurred primarily on physical trading floors in areas called "pits" through an auction process known as "open outcry," which refers to face-to-face trading. Over the past decade, electronic access has allowed exchange participants, including those at CBOE, to provide electronic bids and offers without being physically present on the trading floor. Now, all of the U.S. options exchanges, either exclusively or in combination with open outcry trading, provide electronic trading platforms that allow participants to submit bids, offers and orders directly into the exchange's trading system. As a result, many liquidity providers now operate remotely, away from the physical trading floors, and the majority of options trading volume is executed electronically.

        In the listed options market, there are currently options contracts covering approximately 3,300 underlying stocks, ETFs and indexes. The presence of dedicated liquidity providers, including both specialists and market-makers, is a key feature of the options markets. Specialists and market-makers provide continuous bids and offers for substantially all listed option series. In return for these commitments, specialists and market-makers receive margin exemptions as well as other incentives such as participation rights and fee incentives.

Trends

  Consolidation

        Competitive pressures and the advantages of large scale operations have provided the strategic rationale for consolidation among exchanges. The migration to stockholder structures and for-profit business models has facilitated a number of such mergers and acquisitions. For example, NYSE Euronext now owns both NYSE Arca and NYSE Amex. Deutsche Borse has acquired the International Securities Exchange, and NASDAQ OMX owns both the Philadelphia Stock Exchange ("PHLX") and NASDAQ Options Market ("NOM"). In February 2011, NYSE Euronext and Deutsche Borse announced they had agreed to combine their business, and the TMX Group Inc. parent of the Boston Options Exchange ("BOX"), announced their intention to merge with the London Stock Exchange Group PLC. This trend has been occurring on a global scale and can be expected to continue.

  Maker-Taker Pricing Structure

        Several options exchanges, including C2, utilize a different pricing model than CBOE, in which orders that take liquidity from the marketplace are charged a transaction fee, dependent on origin type, and orders that provide liquidity to the marketplace may receive a rebate for doing so, dependent on origin type. This kind of fee schedule, known as "maker-taker," is attractive to participants who regularly provide liquidity but not necessarily to firms representing customer orders, as those orders are disproportionately takers of liquidity.

  High Frequency Trading

        High frequency trading refers to the practice of entering buy and sell orders in rapid succession, often as many as thousands of orders per second. The strategies pursued by high frequency traders depend on sophisticated algorithms to spot trends before others can react to them and to exploit minor fluctuations in securities prices. Its practitioners are professional traders who typically use high-speed computers co-located at exchanges with direct connections to exchange order routing systems to reduce latency. High frequency trading has driven up trading volume on equity exchanges and is estimated to account for from 50% to 70% of stock trading. It currently plays a small, but growing role in options markets and has led many exchanges to create a new category of market participant known as professional customer, which enables those exchanges to treat these orders differently than other customer orders.

        The SEC is currently seeking comments on various practices related to high frequency trading to determine if these practices disadvantage long-term investors. The practices the SEC are reviewing include co-location and market access (access to trading directly on an exchange or alternative trading system, including those providing sponsored or direct market access to customers or other persons).

Competitive Strengths

        We have established ourselves as a global leader and innovator in the options industry. We believe we are well positioned to further enhance our leadership position through several key competitive strengths:

  •
  Leading Brand, Reputation and Market Position.  As the world's first options exchange, CBOE's leadership role in options trading is recognized worldwide. We are one of the largest options exchanges in the world and the largest options exchange in the U.S., based on both contract volume and notional value. Our opinions and positions on industry issues are sought by regulators, elected officials, industry and finance leaders and policy experts worldwide. Our website, which consists of over 70,000 pages, is the most extensive in the industry—Forbes Magazine has named it a "Best of the Web" successively since the inception of the award in 2001.

  •
  Innovation and Product Development.  In addition to being the original marketplace for standardized, exchange-traded options, we created the world's first index options and have been the source of many other innovations with respect to products, systems and market structure in the options industry.

  •
  Innovation—We work closely and collaboratively with market participants to introduce new products and services to meet the evolving needs of the derivatives industry. We have introduced innovative products such as Index options, Long-Term Equity Anticipation Securities ("LEAPS"), FLEX options, volatility options and, most recently, options on the S&P 500 Dividend Index. Our products, such as the CBOE S&P 500 BuyWrite Index, the CBOE S&P 500 PutWrite Index, futures and options on VIX, and the CBOE S&P 500 Implied Correlation Index have received industry awards for innovation.

  •
  Exclusive Licenses—We have the exclusive right to list securities options based on the S&P 500, the S&P 100 and the DJIA indexes. Many of our products based on these exclusive licenses are among the most actively traded products on CBOE and in the industry.

  •
  Proprietary Products—We have created our own proprietary indexes and index methodologies, including VIX, which provide benchmarks for options users, serve as the basis for exclusive products and provide us with licensing revenue.

  •
  Hybrid Trading Model.  Our Hybrid trading model on CBOE integrates open outcry and electronic trading into a single market. We believe that this innovative approach offers our users more choices, a diverse pool of liquidity and the ability to execute complex strategies that may not be available on purely screen-based trading systems.

  •
  Leading Proprietary Technology Platform.  We own, operate and maintain our core trading and information technology and systems, and we continue to commit substantial resources towards ongoing development and implementation of these capabilities. Market participants rely on our technology and infrastructure, which provides a high level of availability and reliability. We believe the CBOEdirect trading platform is among the most advanced trading platforms in the world. It can simultaneously support both screen and floor-based trading for multiple trading models, multiple products and multiple matching algorithms. The technology underlying CBOEdirect is designed for extremely high performance. It is built on open standards providing platform independence and is designed to be scalable for both capacity and throughput.

  •
  Liquidity.  We support the options trading activities of Trading Permit Holders, i.e. individuals or firms that hold trading permits (TPH organizations). We believe that this diverse pool of liquidity providers, in combination with our broad range of products, Hybrid trading model and the CBOEdirect trading platform, offers our users the liquid markets they require to effectively execute their trading strategies.

  •
  Experienced Management Team.  Our management team has extensive experience in the options industry. William J. Brodsky, our Chairman and Chief Executive Officer, and Edward J. Joyce, our President and Chief Operating Officer, each has over 35 years of experience with exchange management and derivative products. The remaining seven members of the senior management team have an average of over 25 years of experience in the options industry. We believe that our management team has demonstrated an ability to grow our business through continued product and technological innovations and has evidenced the ability to respond to changing industry dynamics through ongoing adaptation of our market model.

Growth Strategy

        Trading in derivative products has expanded at a rapid pace over the past several years as a result of a number of factors including technological advances that have increased investor access, declining costs to users, globalization and greater understanding of the products by increasingly sophisticated market participants. The Company is well positioned to leverage its competitive strengths to take advantage of these trends.

        We intend to further expand our business and increase our revenues and profitability by pursuing the following growth strategies:

  •
  Continue to Enhance Our Market Model and Trading Platform.  We recognize that the opportunity to participate in the growth of the derivative markets will be driven in great part by the trading functionality and systems capabilities that an exchange offers to market participants. We believe that our Hybrid trading model offers flexibility to market participants, while the CBOEdirect trading platform offers state-of-the-art functionality, speed, performance, capacity and reliability. We intend to use our strong in-house development capabilities and continued investment to further augment the functionality and capacity of our trading systems. In addition, on October 29, 2010, we launched C2, a second, all-electronic options market that currently trades substantially all of the industry's leading multi-listed products. C2 operates under a separate exchange license with its own board of directors, rules, connectivity, systems architecture and access structure.

  •
  Develop Innovative Products.  We intend to continue to build on our reputation as an industry innovator through the development of new and innovative products. We intend to use licensed products and proprietary intellectual property to create exclusive products that meet the needs of the derivatives industry and enhance our brand. We anticipate that our new and innovative products will help drive trading volumes by attracting new customers to our exchanges and expanding the array of products available to existing customers. In addition, we believe our continuing product innovations will generate increased use of other CBOE products, in the same way that VIX and the CBOE S&P 500 BuyWrite Index have generated additional trading activity in SPX. In 2011, we plan to list on C2 an electronically-traded version of our flagship S&P 500 Index option (SPX), which we are calling ("SPXpm.") We submitted a rule filing to the SEC on February 28, 2011 and plan to list SPXpm upon SEC approval. Under the proposed rule change, SPXpm will be identical in structure to CBOE's traditional SPX index option product, except it will have "p.m." settlement. We intend to broaden our customer reach by providing this elctronic, "p.m." settled version of our most actively traded index product. Our SPX index option trades exclusively on CBOE and primarily trades in open outcry.

  •
  Attract Over-the-Counter Market Participants.  As a result of the 2008 financial crisis, over-the-counter market participants have been under pressure from regulators to move much of their trading from the over-the-counter market to a centrally traded centrally cleared environment. We seek to attract participants from the over-the-counter market and are developing strategies that target this market segment. For example, CFLEX, our internet-based, electronic system for trading FLEX options, allows participants to customize key contract terms including strike price, exercise style and expiration dates of up to fifteen years with the administrative ease and clearing guarantees of standardized listed options. In addition, we eliminated blackout dates for FLEX options in 2009 and implemented two pilot programs that eliminated the minimum size requirement for FLEX options and the restriction on p.m. settlement for index options traded in FLEX.

  •
  Expand Service Offerings.  We believe there are significant opportunities to derive revenue from new and expanded service offerings. For example, our subsidiary, Market Data Express, LLC ("MDX") sells historical options data, value-added proprietary information and a data-feed of certain S&P and CBOE index values to market data users. In 2011, MDX increased its service offerings with CBOE Streaming Market ("CSM"). CSM is a high-availability, low latency streaming data feed, with data similar to market data from OPRA but also includes complex quotes and trades, customer information and contingent information. In addition, through a set of arrangements with S&P, we permit S&P to license the Company's proprietary indexes and index methodologies for certain purposes to securities firms and other exchanges. The Company and S&P have agreed that S&P may license one or more clearing agencies to clear OTC options based on the S&P 500 index that meet certain criteria, and that S&P will compensate us for any transaction cleared under such a license based on the notional value of the transaction.

  •
  Pursue Select Strategic Opportunities.  Technology, globalization and competition have led to the emergence of a number of diverse, world-class exchanges offering large pools of liquidity across multiple asset classes and product types. At the same time, new technologies and the internet have also created a fertile testing ground for new risk management products and market models. We expect these trends to continue, and we intend to evaluate consolidation and alliance opportunities that we believe will enhance stockholder value.

Products

        Our exchanges provide a marketplace for the trading of options contracts that meet criteria established in rules of the respective exchange. The options contracts listed for trading include options on individual equities, options on various market indexes as well as options on ETFs and ETNs. In addition, we provide marketplaces for trading futures contracts and cash equities through CFE and CBOE Stock Exchange, LLC ("CBSX"). CBSX is not a consolidated subsidiary of the Company.

  •
  Equity Options.  We offer trading in options with terms of up to nine months on the stocks of over 2,600 corporations. The stocks underlying our individual equity options are listed on the NYSE, NYSE Amex and NASDAQ. In addition, we also offer trading in LEAPS, on approximately 800 stocks with terms of up to thirty-nine months.

  •
  Index Options.  We offer trading in options on 6 different broad-based market indexes, including VIX, a proprietary index that we have developed, which has become a widely recognized measure of equity market volatility. The index options we list include some of the most widely recognized measures of the U.S. equity markets, such as the S&P 500, the DJIA, the NASDAQ 100 and the Russell 2000. Options based on indexes are among our most actively traded products, with several options listed exclusively with us (for example, options on the S&P 500, S&P 100, DJIA and VIX). We also trade LEAPS on several of our index products.

  •
  Options on ETFs and ETNs.  We offer trading in options on over 260 ETFs and Exchange-Traded Notes ("ETNs") based on various domestic and foreign market indexes, as well as on commodities, currencies and fixed income instruments. We also offer trading in LEAPS on 84 ETFs and ETNs. The contract volume of options on ETFs and ETNs traded at CBOE has experienced a 29% compound annual growth rate from 2005 through 2010, which was the highest rate of growth across all of our options product categories.

  •
  Futures.  We provide a marketplace for trading futures through our wholly-owned subsidiary, CFE. To date, CFE has focused on the trading of futures and options on futures related to the CBOE-created benchmarks S&P 500 Volatility Indexes ("VIX").

  •
  Equities.  In early 2007, the Company began providing a marketplace for individual equity securities through a new exchange owned with several broker-dealers. This trading facility, known as CBSX, provides a marketplace for trading stocks on over 7,500 companies listed on

    NYSE, NASDAQ and NYSE Amex. As stated above, CBSX is not a consolidated subsidiary of the Company.

  Proprietary Products

        The Company has developed several of its own proprietary indexes and index methodologies. These include volatility and/or variance indexes based on various broad-based market indexes (such as the S&P 500, the DJIA, the NASDAQ 100 and the Russell 2000), realized variance indicators, the CBOE S&P 500 Implied Correlation Index, a number of sector indexes and a series of option strategy benchmarks, including the BuyWrite, the PutWrite and the Collar indexes based on the S&P 500 and BuyWrite indexes based on other broad-based market indexes. We also have licensed others to use some of these indexes to create products and have entered into agreements whereby we have granted to others the rights to sub-license some of these indexes. The Company generates revenue from the calculation and dissemination of over 30 real-time index values for third party licensors and from the licensing of our proprietary indexes.

  Strategic Relationships

        The Company also has long-term business relationships with several providers of market indexes. We license their indexes as the basis for index options. In some instances, these licenses provide us with the exclusive right to list options contracts based on these indexes. Of particular note are the following:

  •
  Standard & Poor's Corporation.  We are able to offer contracts on the S&P 500 Index as a result of a licensing arrangement with Standard & Poor's. Under our license with Standard & Poor's, CBOE and C2 have the exclusive right to list securities options on the S&P 500 Index until 2018 and the S&P 100 Index until 2022. This license also provides the right to use the S&P 500, the S&P 100, and several other indexes published by Standard & Poor's as the basis for standardized, exchange-traded options contracts until 2022.

  •
  Dow Jones & Co.  We are able to offer contracts on the DJIA as a result of a licensing arrangement with Dow Jones & Co. This license provides us the right to use the DJIA and several other indexes published by Dow Jones & Co. as the basis for standardized, exchange-traded options contracts. Under its license with Dow Jones & Co., the Company has the exclusive right to list securities options on the DJIA during standard U.S. trading hours until 2012. Both Dow Jones and CBOE have the right to extend the exclusive license on the DJIA until 2017 and the Company expects to extend the agreement.

  •
  NASDAQ.  We are able to offer contracts on the NASDAQ 100 Index as a result of a licensing arrangement with NASDAQ. This license provides CBOE the right to use the NASDAQ 100 as the basis for standardized, exchange-traded options contracts. The license with NASDAQ is non-exclusive and is effective until 2015.

  •
  Frank Russell Co.  We are able to offer contracts on the Russell 2000 and other indexes in the Russell index family, as a result of a licensing arrangement with Frank Russell Co. This license provides CBOE the right to use the Russell indexes as the basis for standardized, exchange-traded options contracts. This license is non-exclusive.

Market Model

        CBOE and C2 provide a reliable, orderly, liquid and efficient marketplace for the trading of options. CBOE operates a quote-driven auction market that employs a combination of specialists, market-makers, floor brokers and electronic access permit firms (order flow providers), while C2 employs market-makers and electronic access permit firms (order flow providers) only. At CBOE, DPMs (see definition below) are specialists that are charged with maintaining fair, orderly and continuous markets in specific option classes, either from the trading floor or remotely. In certain heavily traded classes, CBOE assigns multiple remote-only specialists (eDPMs) to enhance CBOE's competitive position in that product. Both DPMs and eDPMs trade for their own accounts and are not permitted to act as agent on behalf of customers, although they may be affiliated with large financial companies that also operate agency businesses. Market-makers, operating from remote locations or in-person on the trading floor, supplement the liquidity provided by the specialists by quoting both bids and offers for their own accounts in their assigned classes. Floor brokers act as agents on the trading floor to facilitate primarily large or complicated orders that customers choose not to direct to the electronic system.

        CBOE and C2 offer different but complementary market models, offering customers and participants a broad range of choices.

  •
  CBOE operates a Hybrid trading platform that combines an electronic trading system, supported by CBOEdirect, together with a traditional open-outcry trading floor. The algorithm is modified pro-rata, with customer priority. CBOE's modified pro-rata algorithms grant liquidity providers, who meet certain criteria, additional participation rights, based on a variety of factors. CBOE utilizes a pricing model in which transaction fees are charged to most professionals, including market-makers, but are not charged for most retail customer orders.

  •
  C2 operates on CBOEdirect, a fully electronic platform. The matching algorithm for multi-listed options classes is a modified price-time with customer priority. The modified price-time algorithm grants liquidity providers, who meet certain criteria, additional participation rights, based on a variety of factors C2 uses a maker-taker pricing model in which orders that take liquidity from the marketplace are charged a transaction fee and non-customer orders that provide liquidity to the market place receive a rebate.

  Market Participants

        Direct access to the CBOE marketplace is granted to individuals and firms through trading permits. A trading permit entitles the holder to conduct business on the exchange in one of the participant roles described below. On C2, only firms can obtain trading permits.

  •
  Market-Maker.  A market-maker is an individual or firm that engages in trading our products either for their own account or for the account of their firm. A market-maker may operate on the trading floor or remotely. Market-makers do not act as an agent representing customer orders. Market-makers have certain quoting obligations in their appointed product classes. Like stock specialists, they are granted margin relief to ensure they can conduct business without requiring excessive amounts of capital. Market-makers must have a relationship with a clearing firm that will hold and guarantee their positions. When a person is referred to as a "trader," it typically implies that the individual acts as a market-maker. The majority of trading permits in use on CBOE are used for market making.

  •
  Lead Market-Maker, or LMM.  An LMM is a market-maker that assumes special obligations with respect to providing electronic and/or open outcry quotes for specific options classes at CBOE. Currently, LMMs are utilized in three roles: a) as electronic and open outcry quote providers in S&P 500 Index ("SPX") options, b) as electronic and open outcry quote providers in S&P 100 Index ("OEX" and "XEO") options, and c) in certain classes where an off-floor DPM is in operation and providing electronic markets only, to ensure that trading floor personnel can always obtain verbal markets. In the latter two, the LMM's receive participation rights, both electronic and in open outcry for (b) and in open outcry only for (c). In SPX, LMMs do not receive participation rights, and multiple LMMs are appointed who rotate each expiration cycle, with at least two quoting at any given time. All LMMs are required to maintain a physical presence in the trading crowd of their appointed classes.

  •
  Floor Broker.  An individual who represents orders on the CBOE trading floor as an agent is known as a floor broker. Floor brokers generally do not trade for their own account and do not receive any margin benefit. They generate revenue by charging commissions to their customers for their services. A floor broker may represent orders for his firm's proprietary account provided it is done in accordance with CBOE rules.

  •
  Designated Primary Market-Maker, or DPM.  A DPM is a market-maker firm that has been assigned specialist responsibilities in certain options classes at CBOE. As such, the term "DPM" and "specialist" are used interchangeably in this document. Although they may be affiliated with a firm that conducts an agency business, DPMs trade for their own account and are not permitted to act as agent on behalf of customers. DPMs are obligated to provide continuous quotes in their appointed classes but at a higher standard than that of regular market-makers. DPMs are also expected to participate in business development efforts to attract business to CBOE for their appointed classes. Like market-makers, they receive margin relief. DPMs also are granted "participation rights" in their appointed classes. Participation rights guarantee DPMs a minimum share of each trade for which they are on the best market. As of December 31, 2010, there are 13 DPM firms, of which 10 cover approximately 1,669 classes across 18 different trading crowds and seven off-floor DPMs cover approximately 1,266 classes across nine trading posts.

  •
  Electronic Designated Primary Market-Maker, or eDPM.  An eDPM is a market-maker that has been assigned specialist responsibilities similar to a DPM but only operates remotely, not on the trading floor. They also are granted participation rights in their appointed classes but at a lower level than that of DPMs, reflecting their slightly lesser obligations. eDPMs serve to supplement the role of the DPM and are also motivated to engage in business development efforts in their appointed classes. The appointments and class allocations granted to DPMs and eDPMs are not permanent and may be revoked or reassigned for cause. As of December 31, 2010, there are five eDPM firms at CBOE, each having from 175 to 346 appointed classes.

  •
  Member Firm.  The term "member firm" is typically used to refer to those firms that bring order flow to the exchanges and that are Trading Permit Holders for the purpose of executing their customers' orders on the CBOE or C2 marketplace. These firms are also referred to as "order flow providers." They generate revenue by charging commissions for their services to their customers and in some cases through the receipt of payment for their order flow.

        Several of the functions described above, namely, market-maker, DPM, eDPM and LMM, are often grouped together as "liquidity providers." This name refers to the fact that they all provide liquidity to the options market through their various obligations to provide to the marketplace two-sided quotes at which they are obligated to trade. Any of these liquidity providers may be designated as a preferred market-maker by a member firm routing an order to CBOE or C2. The preferred market-maker is afforded a participation right on specific orders provided that he or she meets certain other requirements with respect to the relevant option class and quoting obligations.

  Trading Permit Holders

        We operate three separate self-regulatory exchanges: CBOE, C2 and CFE. We are also affiliated with and provide the trading engine for CBSX. Purchasing a monthly Market-Maker Trading Permit (CBOE, C2), Electronic Access Permit (CBOE, C2) or Floor Broker Trading Permit (CBOE) for the respective exchange conveys "Trading Permit Holder" status on the respective exchange to the permit holder. For CBOE, additional tier appointments are required to act as a Market-Maker in trade SPX options or as a Market-Maker or Floor Broker in VIX options. We expect to begin trading SPXpm on C2, an electronic version of our S&P 500 option product with p.m. settlement and, similar to CBOE, an additional tier appointment will be required for Market-Makers.

        In general, Trading Permit Holders are broker-dealers of large banks, proprietary trading firms, brokerages and investment houses and clearing firms, as well as individual traders. Trading on our open outcry trading floor is conducted exclusively by Trading Permit Holders in Chicago. Trading Permit Holders can execute trades for their own accounts, for clearing firm accounts, for the accounts of other permit holders or for the accounts of customers of clearing firms.

        Trading Permit Holder status enables a market-maker to submit electronic quotes into the trade engine on CBOE or C2 or make markets in open outcry on CBOE. Trading Permit Holder status allows Floor Brokers on CBOE to conduct business on the Exchange Floor or enter orders into the trade engine. Trading Permit Holder status for Electronic Access Permits allows the holder to enter electronic orders into the trade engine. A broker/dealer can apply for and hold a trading permit at CBOE, C2 or both—depending on the products intended to be traded. Rights and privileges of trading permits are exchange-specific.

Trading Permits:

  •
  Market-Maker Trading Permit Holders (CBOE, C2)—The Market-Maker Trading Permit entitles the holder to act as a market-maker (including a market-maker trading remotely), DPM, eDPM or LMM on the respective exchange, if applicable on such exchange. This permit provides an appointment credit of 1.0 (which is a measure of how many classes the Trading Permit Holder can quote), a quoting and order entry bandwidth allowance, up to three logins, trading floor access and Trading Permit Holder status. Trading all classes listed on CBOE requires a minimum of thirty-three permits.

    The quoting bandwidth allowance for a Market-Maker Trading Permit is equivalent to a maximum of 31.2 million quotes over the course of a trading day. To the extent a market-maker is able to submit electronic quotes in a Hybrid 3.0 class (such as a LMM that streams quotes in the class or a market-maker or LMM that streams quotes in a series of a Hybrid 3.0 class that trades on the Hybrid Trading System), the market-maker receives the quoting bandwidth allowance to quote in, and only in, that class.

  •
  Electronic Access Permit ("EAP") (CBOE, C2)—The EAP entitles the holder to electronic access to the exchange. Holders must be broker-dealers registered with the exchange in one or more of the following capacities: (a) Clearing Trading Permit Holder; (b) Trading Permit Holder organization approved to transact business with the public; (c) Proprietary Trading Permit Holder; and (d) order service firm. This CBOE EAP permit does not provide access to the trading floor. A Proprietary Trading Permit Holder is a Trading Permit Holder with electronic access to the exchanges to submit proprietary orders that are not market-maker orders (i.e. that are not market-maker orders for the Proprietary Trading Permit Holder's own account or an affiliated market-maker account). The EAP provides an order entry bandwidth allowance, up to three logins and Trading Permit Holder Status.

  •
  Floor Broker Trading Permit (CBOE)—The Floor Broker Trading Permit entitles the holder to act as a Floor Broker. This permit provides an order entry bandwidth allowance, up to three logins, trading floor access and Trading Permit Holder Status (including access to CBSX). A "Floor Broker" is a Trading Permit Holder who can act as a broker for other Trading Permit Holders or registered broker-dealers as an agent on the floor of the exchange.

  Tier Appointments

        In order for a Market-Maker Trading Permit to be used to act as a market-maker in either SPX or VIX, the Trading Permit Holder must obtain a "Tier Appointment" for the respective option class. Each Tier Appointment is class-specific. We expect that SPXpm will have a similar Tier Appointment for market-makers to trade it on C2, pending SEC approval, as Tier Appointments are exchange-specific.

  Applicants for Trading Permit Holder Status

        Applicants for Trading Permit Holder status must have adequate financial resources and credit to assume the responsibilities and privileges of Trading Permit Holder status. All Trading Permit Holders must understand the rules and regulations of the applicable exchange and agree to abide by them. Additionally, they must comply with the provisions of the Exchange Act and the rules and regulations issued by the SEC.

        Our Regulatory Services Division is the investigative arm of our exchanges with regard to exchange rules. Trading Permit Holders who are found to have violated a rule can be subject to sanctions such as fines, trading suspensions and/or expulsion from the particular exchange.

  Hybrid Trading Model

        Most options are traded on CBOE both electronically and in open outcry using its Hybrid trading model. Both C2 and CFE are all-electronic exchanges.

        We developed the first Hybrid trading model, in which aspects of both open outcry and electronic trading are integrated to function as a single market. This trading model is supported by state-of-the-art technology, including the CBOEdirect trading platform. Since we began operating our Hybrid trading model in 2003, a significant portion of the volume in our products has migrated to electronic execution.

        The Hybrid trading model enables CBOE market-makers to employ their own, individual pricing models and to stream their own individual quotes and orders into the CBOE trading engine. CBOE market-makers present on the trading floor are able to both stream their quotes into CBOE's central trading engine and to participate in open outcry transactions effected in their trading crowd. Our Hybrid trading model allows CBOE to offer both electronic and open outcry trading models simultaneously without sacrificing the benefits each brings.

        At the core of the Hybrid trading model are the matching algorithms, which is the means by which trades are executed and allocated to market participants. CBOE's technology and rules provide for a variety of different algorithms for matching buyers and sellers. CBOE has the ability to apply different matching algorithms to different products, and currently has two different algorithms in operation for various products. Each matching algorithm is designed to meet the needs of a particular market segment. The setting of the matching algorithm affects the share of each trade that a market participant receives and is central to the opportunity and profit potential of market-makers and other liquidity providers.

        Our Hybrid trading system calculates the National Best Bid and Offer ("NBBO"), and orders are not executed at a price inferior to the displayed NBBO except pursuant to limited exceptions provided in CBOE's rules. The system monitors all other option marketplaces, and it has the capability to route orders to other marketplaces for execution if a better price exists elsewhere. This linkage model is based on the Regulation NMS (National Market System) inter-market linkage structure that exists for U.S. equity trading. The structure requires price protection of the exchanges' best displayed bids and offers ("BBOs") when they are at the NBBO and utilizes Intermarket Sweep Orders ("ISOs") to trade multiple prices at multiple exchanges nearly simultaneously. Undisplayed bids and offers and bids and offers at price that are inferior to an exchange's BBO do not receive protection under this plan.

        The Hybrid trading system also supports off-floor participants, including remote market making, off-floor DPMs and eDPMs. Currently, eDPMs make markets in approximately 500 classes.

        Our market model continues to evolve and expand as we innovate and adapt to changes in the marketplace. Details on our technological capabilities, as well as key systems offerings available to customers, is described in "Technology."

Competition

        CBOE is the largest options exchange in the U.S. based on both total contract volume and notional value of contracts traded. Our market share for all options traded on U.S. exchanges over the past five years has ranged from 28.6% to 33.3%. For 2010, our market share was 28.6%.

        The U.S. options industry is extremely competitive. We compete with a number of registered national securities exchanges and may compete with other exchanges or other trading venues in the future. The seven other U.S. options exchanges that are our primary direct competitors are BATS Options, BOX, ISE, NYSE Arca, NYSE Amex, NASDAQ OMX PHLX and NOM.

        Competition among options exchanges has intensified since CBOE was created in 1973, and we expect this trend to continue. We compete with a number of entities on several different fronts, including the cost, quality and speed of our trade execution, the functionality and ease of use of our trading platform, the range of our products and services, our technological innovation and adaptation and our reputation. Our principal competitors are the seven other U.S. options exchanges. We also compete against futures exchanges trading similar products and other financial institutions that write over-the-counter derivatives. There are three futures exchanges that offer competing products.

        Most equity options and options on ETFs listed and traded on CBOE and C2 are also listed and traded on other U.S. options exchanges. Some order-providing firms on our exchanges have taken ownership positions in other options exchanges that compete with us, which may give those firms an added incentive to direct orders to the exchanges in which they have ownership. In addition, several options exchanges utilize a pricing model in which orders that take liquidity from the marketplace are charged a transaction fee, dependent on origin type, and orders that provide liquidity to the marketplace may receive a rebate for doing so, dependent on origin type. This type of fee schedule, known as "maker-taker," is attractive to participants who regularly provide liquidity but not necessarily to firms representing customer orders, as those orders are disproportionately takers of liquidity.

        Our competitive challenge is to convince broker-dealers to route options orders to CBOE or C2 rather than to our competitors and to convince liquidity providers to concentrate their market making activity on our exchanges. This is particularly true with respect to options on individual equity securities and ETFs, which tend to be traded on multiple exchanges. We compete through a variety of methods, including:

  •
  Launching C2 in October 2010, which employs the maker-taker fee schedule, as a complement to CBOE, which employs the traditional market model where transaction fees are paid primarily by market-makers and firms trading for their proprietary accounts and non-professional customers pay little or no transaction fees. C2 is also all-electronic as compared to CBOE's Hybrid trading model;

  •
  Offering market participants an efficient, transparent and liquid marketplace for trading options both through traditional open outcry methods and through our electronic platform, CBOEdirect;

  •
  Providing advanced technology that offers broad functionality, high bandwidth, fast execution, ease of use, scalability, reliability and security;

  •
  Offering participants access to a broad array of products and services, including proprietary products;

  •
  Offering customers execution at the national best bid and offer with the additional potential for price improvement;

  •
  Offering customers liquidity beyond the size posted on the screens;

  •
  Offering a cost-effective trading venue to order flow providers;

  •
  Facilitating payment for order flow through the administration of marketing fees;

  •
  Offering market-makers and specialists cost-effective access to customer order flow, including potential participation rights that guarantee them a portion of certain trades provided they have met certain obligations; and

  •
  Providing brokers and their customers with a complete source of information on options as well as extensive options education.

Technology

        Our technology supports trading on multiple exchanges: CBOE, C2, CFE, CBSX and OneChicago. Our systems can simultaneously support multiple trading models and multiple matching algorithms per exchange. For example, different products could trade simultaneously using open outcry, screen based or a Hybrid model. Within these trading models, different products can be traded using different matching algorithms. CBOEdirect also supports trading options on futures. We have licensed our platform for use by CBSX and OneChicago.

  Trading Platform

        CBOEdirect, the central platform for our Hybrid trading system, was launched in 2003. The CBOEdirect platform integrates the CBOEdirect trading engine with the routing, display systems and broker handling systems that support the trading floor. It provides features of screen-based and floor-based trading in what we believe is a "best of both worlds" market model.

        CBOE uses a quote-driven market model where liquidity providers have quoting obligations. The CBOEdirect trade engine includes the match engine, the order book and the quote processor. CBOEdirect enables the users to post quotes with size and expedite order execution. CBOEdirect accepts streaming quotes from market-makers, DPMs, eDPMs and LMMs, automatically executes marketable orders and opens the book to non-customers.

        CBOEdirect functionality includes: numerous allocation algorithms, a complex order book including complex orders with a stock component, preferenced orders, several auction mechanisms, Quote Lock, Quote Risk Monitor and User Input Monitor. The various allocation algorithms are configurable by product.

        CBOEdirect's underlying technology is a Java application with an infrastructure designed for high performance and is designed to be scalable for capacity and throughput. CBOE's trading platform is capable of accommodating significantly more than the over 3,000 options classes and over 300,000 options series currently trading on it. In addition to simple orders, our systems support trading spreads and other complex orders, as well as options that expire weekly. In 2010, CBOE transmitted to the Options Price Reporting Authority ("OPRA") peaks of over 500,000 quotes per second, and CBOE accepts from its users, and disseminates to OPRA, more quotes than any other options exchange.

        CBOEdirect's design allows for a quick introduction of different types of derivative and securities products, including options, futures, options on futures and stock products. In addition, our system facilitates different trading models, allowing us to provide both a floor-based model and a screen-based model.

        CBOEdirect provides application programming interfaces, or APIs, to facilitate both quote and order entry as well as auction processing. These include a proprietary API called CBOE Market interface ("CMi") and the industry-standard Financial Information Exchange ("FIX").

  Order Routing, Trade Match, Ticker Plant and Market Data

        The order routing system allows Trading Permit Holders to use FIX or CMi.

        The Trade Match system uses CBOEdirect technology. It sends matched trades to the Options Clearing Corporation ("OCC"), which then settles and clears the trades. The Trade Match system provides matched trade information to clearing firms via CBOEdirect technology. Brokers have access to their trades and related account information via a web-based interface or through an API.

        The ticker plant, XTP, takes in market data feeds from CTS/CQS, OPRA, NASDAQ, the CME Group, Inc. ("CME") and other sources and disseminates the data internally to other systems on a publish/subscribe basis. XTP's most recent processing peak was 1.2 million messages per second, or MPS, inbound from the OPRA, with over 6 billion messages per day.

        The system disseminates options market data to OPRA and to Trading Permit Holders via FIX, CMi and CSM. CSM is a new high speed multicast feed for distribution of current market data. The system also uses Ticker Express to provide fast, accurate market data to Trading Permit Holders.

        CFE disseminates futures market data via the CBOE Financial Network ("CFN"), our futures market data network.

        Our fully integrated real-time system tracks electronic trading for Help Desk troubleshooting and regulatory analysis. We have invested in an extensive data warehouse with terabytes of historical trading data that provides fast and easy access to data for analysis.

  Disaster Recovery

        With two options exchanges, we have multiple data center locations running on the same technology platform. We use a remote data center to provide a point of redundancy for our CBOE and CFE exchanges. Our remote facility fully replicates our primary CBOE data center and is designed to ensure the operation of our platform's functionality in the face of external threats, unforeseen disasters or internal failures. In the event of an emergency, CBOE Trading Permit Holders connecting to the CBOE trading platform can route to the back-up facility. Our primary data center continuously collects and saves all trade information and periodically transmits it to the back-up facility. For that reason, we expect that our disaster recovery system would have current, and in most cases real-time, information in the event of a platform outage. In the event that we were required to complete a changeover to a back-up disaster facility, we anticipate that our platform would experience minimal downtime.

  Clearing System

        The OCC acts as the issuer, counterparty and guarantor for all options contracts traded on our options exchanges and other U.S. securities exchanges. Upon execution of an option trade, we transmit to OCC a record of all trading activity for clearing and settlement purposes. OCC fulfills these same functions for futures products traded on the CFE.

  Market Data

        Our markets generate valuable information regarding the prices of our products and the trading activity in those markets. Market data relating to price and size of market quotations and the price and size of trades is collected and consolidated by OPRA. OPRA disseminates the information to vendors who redistribute the data to brokers, investors and other persons or entities that use our markets or that monitor general economic conditions, such as financial information providers, broker-dealers, banks, futures commission merchants, public and private pension funds, investment companies, mutual funds, insurance companies, hedge funds, commodity pools, individual investors and other financial services organizations. After costs are deducted, the fees collected are distributed among exchange participants based on their cleared transactions pursuant to the OPRA Plan. As of December 2010, our market data was displayed on approximately 176,000 terminals worldwide. See "Regulatory Environment and Compliance" for further information on OPRA.

        Through our subsidiary, MDX, we are expanding our market data offerings. MDX is a market data vendor providing information on specialized indexes, time and sales information and specialized reports of historical market data.

  Support Services

        Trading Permit Holders and affiliates have access via e-mail and telephone to our specialized network administration center, which provides support with respect to general technical, business and administrative questions. Our Trading Operations Help Desk is staffed Monday through Friday from 6:00AM CST to 4:30PM CST. Our Systems Operations support is staffed 24 hours a day, seven days a week.

Regulatory Environment and Compliance

  Recent Developments

        Laws and regulations regarding our business are frequently modified or changed, including in response to adverse financial conditions, new products, competition or at the request of market participants. The following is a summary of the recent regulatory developments that may impact our business.

  The Penny Pilot Program

        CBOE, C2 and the other options exchanges currently participate in the Penny Pilot Program, which began in 2007. Options classes traded in this program generally are quoted in penny and nickel increments, as opposed to the five and ten cent increments allowed under existing rules. The SEC has expressed the view that quoting in pennies benefits investors in two ways: (1) penny increments allow for a narrower bid/ask spread and (2) the pricing pressure reduces the role of payment for order flow in options. The SEC recently extended this program through the end of 2011. Currently, 365 option classes are participating in the Penny Pilot Program, and they are among the most actively-traded option classes, representing approximately 76% of the national options volume.

  Portfolio Margining

        The portfolio margining rules are intended to align the amount of margin capital required to be held in a customer account with the risk of the portfolio as a whole, instead of with the risk of each instrument in the portfolio. Portfolio margining can significantly reduce margin requirements and make trading more efficient by freeing up margin capital for other purposes. CBOE and Financial Industry Regulatory Authority ("FINRA") have approved 25 broker-dealers to offer portfolio margining as of December 31, 2010.

        The Dodd-Frank Act addressed one of the major obstacles to broader use of portfolio margining. Currently, U.S. bankruptcy laws treat the customer property of a broker-dealer differently than that of a futures commission merchant. The Dodd-Frank Act amended several provisions in the Securities Investor Protection Act of 1970 to provide protection to futures positions held in a portfolio margin account at a broker-dealer.

        The Dodd-Frank Act also added general provisions to the Securities Exchange Act of 1934 and the Commodity Exchange Act to permit securities and futures positions in a single portfolio margin account and directs the SEC and CFTC to consult and adopt specific rules that permit securities and broad-based stock index futures positions to exist in a single customer portfolio margin account. As of February 28, 2011, the agencies have not proposed rules to implement these provisions of Dodd-Frank.

  Short Sale Restrictions

        On February 24, 2010, the SEC voted 3-2 to adopt a new "alternative uptick" rule (Rule 201 under Regulation SHO). The alternative uptick rule imposes restrictions on short selling only when a stock has triggered a circuit breaker by experiencing a price decline of at least 10 percent in one day. At that point, short selling would be permitted if the price of the security is above the current national best bid. Rule 201 includes the following features:

  •
  Short Sale-Related Circuit Breaker:  The circuit breaker would be triggered for a security any day in which the price declines by 10 percent or more from the prior day's closing price;

  •
  Duration of Price Test Restriction:  Once the circuit breaker has been triggered, the alternative uptick rule would apply to short sale orders in that security for the remainder of the day as well as the following day;

  •
  Securities Covered by Price Test Restriction:  The rule generally applies to all equity securities that are listed on a national securities exchange, whether traded on an exchange or in the over-the-counter market; and

  •
  Implementation:  The rule requires trading centers to establish, maintain, and enforce written policies and procedures that are reasonably designed to prevent the execution or display of a prohibited short sale.

        The new rule became effective May 10, 2010, and market participants had until February 28, 2011 to comply with the requirements. The alternative uptick rule does not contain exceptions for options market-makers that may enter short sales in underlying securities in connection with bona fide option market making and hedging activities. Consequently, the new rule could affect the ability of options market-makers to conduct their business on the CBOE and elsewhere.

        We cannot predict what further action, if any, the SEC may take with respect to short selling or what effect any SEC action might have on the options exchange business, including our business.

  "Flash Orders"

        On September 18, 2009, the SEC proposed a rule change that would ban the use of "flash orders" in stock and options markets. The proposed ban does not distinguish between electronic "flashes" and "flashes" that may occur in open outcry trading. Orders that get flashed on exchanges are orders that are marketable but cannot be executed on the receiving exchange at that exchange's disseminated price because another exchange is displaying a better price. Flashing an order gives participants on the receiving exchange an opportunity to step-up and match or improve the better price available on another exchange before a linkage order is routed to such other exchange. Because CBOE currently absorbs the linkage and execution costs incurred at other exchanges when a linkage order is sent to such other exchanges on behalf of small retail customer orders, CBOE's flash mechanism is popular with those customers.

        CBOE and many options market participants have submitted letters to the SEC expressing the view that flash orders in options benefit customers by reducing costs and providing greater choice of execution venues. We cannot predict what action the SEC may take with respect to flash orders.

  Market Access

        On November 3, 2010, the SEC approved a rule change that would require brokers or dealers with access to trading directly on an exchange or automated trading system ("ATS"), including those providing sponsored or direct market access to customers or other persons, to implement risk management controls and supervisory procedures reasonably designed to manage the financial, regulatory, and other risks of this business activity. Given the increased speed and automation of trading on securities exchanges and ATSs today, and the growing popularity of sponsored or direct market access arrangements where broker-dealers allow customers to trade in those markets electronically using the broker-dealers' market participant identifiers, the SEC is concerned that the various financial and regulatory risks that arise in connection with such access may not be appropriately and effectively controlled by all broker-dealers. The new rule encompasses trading in all securities on an exchange or ATS, including equities, options, exchange-traded funds, and debt securities. The new rule also applies broadly to all access to trading on an exchange or ATS provided by a broker-dealer; it would not apply to non-broker-dealers, including non-brokers that are subscribers of an ATS. The new rule became effective January 14, 2011 and market participants have until July 14, 2011 to comply with the requirements.

  Equity Market Structure Concept Release

        On January 21, 2010, the SEC published a concept release applicable to the equity markets that requests comments on various matters related to the structure of equity markets, including high frequency trading and markets that do not publicly display price quotations, often referred to as dark pools. The SEC is assessing whether the current market structure serves the interests of long-term investors and whether it promotes capital formation. Included in the discussion of high frequency trading is a discussion of co-location practice whereby trading firms seek to house computer servers in close physical proximity to exchange trading systems to reduce latency. CBOE has market participants that co-locate servers at CBOE. While the SEC assessment is directed at equity markets, it is possible that co-location practices and other aspects of high frequency trading in the listed options market may be affected as a result of any SEC rule making that occurs as a result of the concept release and SEC assessment. We cannot predict what, if any, actions the SEC may take regarding the topics covered in this concept release.

  Fee Caps

        On April 14, 2010, the SEC proposed rule amendments regarding (a) prohibiting unfairly discriminatory terms that inhibit efficient access to quotations in a listed option on exchanges, and (b) placing a $0.30 per contract limit on the total access fees that an exchange may charge for the execution of an order against a quotation that is the best bid or best offer of such exchange in a listed option. The SEC indicated that these amendments are designed to extend the same measures to listed options that currently apply to transactions in exchange-listed stocks. The SEC estimated in its release, based on December 2009 options trade data available to the SEC, that if the $0.30 fee cap were applied as proposed in the release, the potential reduction in annual revenue to CBOE could be approximately $23.9 million. We do not have complete information on how the SEC arrived at this figure. We undertook our own review of December 2009 trade data in which we only applied the proposed fee cap to the execution of orders that traded against CBOE's displayed best bid or offer. Although the proposed rule is drafted broadly, our review was based on CBOE's interpretation of the SEC's discussion in the release which largely focuses on access to displayed bids and offers and makes statements such as: "the proposed access fee...would apply only to quotations that market participants are required to access to comply with the Trade-Through Rules." Based on this interpretation and our analysis (using our December 2009 contract volume), we estimated that the potential reduction to the transaction fee component of annual operating revenue of CBOE could be approximately $14.2 million.

We note that we did not exclude transactions in singly-listed options for this analysis in order to allow a more consistent comparison with how we understand the SEC to have calculated its estimate.

        We cannot predict whether the SEC will adopt the proposed rule amendments, modified versions or at all. The potential impact to our revenues, however, could be higher or lower depending on changes in our contract volume and product mix in future periods as well as other factors, including those that are currently being considered as part of the rulemaking process. For example, in its release, the SEC asks whether the proposed fee cap should only apply to multiply-listed options. We also note that in the release, the SEC states that it "preliminarily believes that exchanges are likely to amend their fees that would not be impacted by the access fee limitation to make up for the reduction in access fee revenue, thus keeping the overall level of fees paid by members, and the amount of revenue received by the exchange, relatively constant." If the proposed rules are adopted as proposed, or are adopted in a form substantially similar to that proposed, and CBOE is unable to make changes to its fee structure in response to the rules as adopted, it would have a material adverse effect on our business, result of operations and financial condition. The SEC has not acted on the proposal to date. We are committed to vigorously challenging fee caps for listed options.

  Circuit Breaker Rule Proposals

        On May 6, 2010, markets dropped significantly and approximately 30 S&P 500 Index stocks fell at least 10 percent in a five-minute period. In response, on June 10, 2010, the SEC approved rule changes submitted by the national securities exchanges and FINRA under which they would pause trading in certain individual stocks and overlaying options if the price in the stock moves 10 percent or more in a five-minute period. The markets proposed these rules in consultation with FINRA and staff of the SEC to provide for uniform market-wide standards for individual securities in the S&P 500 Index that experience a rapid price movement. The program has since been expanded to also cover individual securities in the Russell 1000 index and a pilot list of Exchange Traded Products and overlying options. The pause is intended to give the markets the opportunity to attract new trading interest, establish a reasonable market price, and resume trading in a fair and orderly fashion. These rules are in effect on a pilot basis through April 11, 2011. The markets will use the pilot period to make appropriate adjustments to the circuit breaker as warranted based on their experience, and to expand the scope to securities beyond the S&P 500 (including ETFs) as soon as practicable. The SEC intends to publish the proposed rules for a 10-day public comment period, and determine whether to approve them shortly thereafter.

        During the pilot period the SEC staff is studying the impact of the pilot and continuing to evaluate further initiatives to address market structure issues revealed by the events of May 6, 2010, such as refining the single stock circuit breakers by incorporating a limit-up/limit down type mechanism.

        We cannot predict what future actions the SEC might take with respect to the unusual market events of May 6 or the impact that any such actions may have on our business.

  Compliance

  Options Industry-CBOE and C2

        Federal securities laws have established a two-tiered system for the regulation of securities markets and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws. The second tier consists of SROs, which are non-governmental entities that must register with and are regulated by the SEC. CBOE and C2 are SROs, each registered under Section 6 of the Exchange Act as a "national securities exchange" and are subject to oversight by the SEC.

        SROs in the securities industry are an essential component of the regulatory scheme of the Exchange Act for providing fair and orderly markets and protecting investors. To be registered as a national securities exchange, an exchange must successfully undergo a rigorous application and review process with the SEC before beginning operations. Among other things, the SEC must determine that the exchange has the capacity to carry out the purposes of the Exchange Act. An SRO must comply with the Exchange Act and have the ability to enforce compliance by its members and persons associated with its members with the provisions of the Exchange Act, the rules and regulations thereunder and the rules of the exchange. Our two options exchanges, CBOE and C2, as SROs, are registered with, and subject to oversight, by the SEC.

        In general, an SRO is responsible for regulating its members through the adoption and enforcement of rules governing the business conduct of its members. The rules of the exchange must also assure fair representation of its members in the selection of its directors and administration of its affairs and, among other things, provide that one or more directors be representative of issuers or investors and not be associated with a member of the exchange or with a broker or dealer. Additionally, the rules of the exchange must be adequate to ensure fair dealing and to protect investors and may not impose any burden on competition not necessary or appropriate in furtherance of the purposes of the Exchange Act.

        As registered national securities exchanges, virtually all facets of our CBOE and C2 operations are subject to the SEC's oversight, as prescribed by the Exchange Act. The Exchange Act and the rules thereunder impose on us many regulatory and operational responsibilities, including the day-to-day responsibilities for market and broker-dealer oversight. We are also subject to periodic and special examinations by the SEC. Furthermore, as SROs, CBOE and C2 are potentially subject to regulatory or legal action by the SEC or other interested parties. The SEC also has broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses, suspend or revoke our designation as a registered securities exchange or to remove or censure any of our officers or directors who violate applicable laws or regulations.

        As part of its regulatory oversight, the SEC conducts periodic reviews and inspections of exchanges, and CBOE and C2 have been subject to a number of routine reviews and inspections by the SEC since we began operations. To the extent such reviews and inspections result in regulatory or other changes, we may be required to modify the manner in which we conduct our business, which may adversely affect our business.

        CBOE and C2 are also subject to the record keeping requirements of Section 17 of the Exchange Act, including the requirement pursuant to Section 17(b) of the Exchange Act to make certain records available to the SEC for examination.

        Section 19 of the Exchange Act also provides that we must submit proposed changes to any of our option exchanges' Rules, policies and practices, including revisions of their certificates of incorporation and bylaws. The SEC will typically publish the proposal for public comment, following which the SEC may approve, disapprove or abrogate the proposal, as it deems appropriate. The SEC's action is designed to ensure that the CBOE's and C2's Rules and procedures are consistent with the Exchange Act and the rules and regulations under the Exchange Act.

  CBOE Holdings

        Certain aspects of CBOE Holdings are subject to SEC oversight, including certain ownership and voting restrictions on its stockholders. The focus of the SEC's regulation of CBOE Holdings is to assure adequate representation of Trading Permit Holders and public market participants in the governance of the CBOE and C2 exchanges, as well as to ensure that each can satisfy their regulatory responsibilities under the Exchange Act. Furthermore, the SEC requires that CBOE Holdings give due regard to the preservation of the independence of the self-regulatory function of the CBOE and

C2 exchanges and to CBOE Holdings' obligations to investors and the general public. The SEC also requires that CBOE Holdings not take any actions that would interfere with the effectuation of any decisions by the board of directors of either CBOE or C2 relating to their regulatory functions or the structure of the market that it regulates or that would interfere with the ability of the exchanges to carry out their responsibilities under the Exchange Act. To the extent that CBOE Holdings' business activities involve or relate to the exchanges, the officers and directors of CBOE Holdings may be deemed to be officers and directors of the exchanges for purposes of and subject to oversight under the federal securities laws. Accordingly, the SEC may exercise direct supervision and disciplinary authority over certain CBOE Holdings' activities and those activities may be subject to SEC approval and, in some cases, public notice and comment.

  Futures Industry-CFE

        The operations of CFE are subject to regulation by the Commodity Futures Trading Commission ("CFTC") under the Commodity Exchange Act. The Commodity Exchange Act generally requires that futures trading in the United States be conducted on a commodity exchange designated as a contract market by the CFTC under the Commodity Exchange Act. The Commodity Exchange Act and CFTC regulations establish non-financial criteria for an exchange to be designated as a contract market on which futures and futures options contracts may be traded. Designation as a contract market for the trading of a specified futures contract is non-exclusive. This means that the CFTC may designate additional exchanges as contract markets for trading the same or similar contracts.

        CFE is a designated contract market that is subject to the oversight of the CFTC and to a variety of ongoing regulatory and reporting responsibilities under the Commodity Exchange Act. CFE has surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of trading privilege holders.

        The National Futures Association ("NFA") is performing most of these functions pursuant to a Regulatory Services Agreement with CFE. CFE retains overall responsibility for the regulation of its marketplace. CFE also remains responsible for bringing disciplinary actions against trading privilege holders, including the ability to issue fines in the case of serious rule violations. In the case of financially distressed trading privilege holders, CFE may take various emergency actions to protect customers, other trading privilege holders and CFE. CFE is also a party to cooperative and regulatory information sharing agreements with other SROs and is a member of the Intermarket Surveillance Group.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010 amended the core principles with which designated contract markets like CFE must comply under the Commodity Exchange Act. The CFTC has proposed a number of new regulations applicable to designated contract markets in order to implement the amended core principles. These proposals include, among others, certain ownership and voting restrictions on stockholders like those required by the SEC for securities exchanges, other regulations designed to mitigate potential conflicts of interest, and regulations relating to the trading rules that designated contract markets may implement. CFE is presently evaluating the potential impact of these proposed regulations and cannot predict or estimate the full extent to which the proposals may affect CFE or its operations.

Regulatory Responsibilities

        Our options exchanges are responsible for taking steps to ensure that their Trading Permit Holders comply with the exchanges' Rules and with the applicable rules of the SEC. The main activities that the exchanges engage in to measure compliance with these rules include: (1) the review of surveillance exception reports designed to detect violations of exchange trading rules; (2) the review of surveillance exception reports designed to detect possible manipulation; (3) the further investigation of matters deemed to be problematic upon review of the exception reports or matters deemed to be problematic as a result of examinations; (4) the investigation of complaints about possible rule violations brought by customers, members or other SROs; and (5) the examination of CBOE and C2 Trading Permit Holders for compliance with rules such as those related to net capital, books and records and other related matters. As further described below, each option exchange is also responsible for reviewing its Trading Permit Holders' activities related to the conduct of business directly with public customers, or sales practice. We have delegated the responsibility to conduct sales practice examinations for options to FINRA, except that we retain responsibility for some of the sales practice examinations of Trading Permit Holders that are not also members of FINRA or another U.S. securities exchange.

        Section 17(d) of the Exchange Act and the related Exchange Act rules permit SROs to allocate certain regulatory responsibilities to avoid duplicative oversight and regulation. Under Exchange Act Rule 17d-1, the SEC designates one SRO to be the Designated Examining Authority ("DEA") for each broker-dealer that is a member of more than one SRO. The DEA is responsible for the regulatory oversight of the financial aspects of that broker-dealer. We are the DEA for many of our members.

        Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, which are approved by the SEC and concern the enforcement of rules applicable to all of those SROs and relating to members those SROs have in common. We have entered into 17d-2 agreements under which FINRA is allocated responsibility for enforcing rules related to options sales practices with respect to CBOE and C2 Trading Permit Holders and insider trading rules with respect to CBSX Trading Permit Holders. We have entered into another 17d-2 agreement which allocated responsibility to each SRO for ensuring that their allocated common members complied with rules governing expiring exercise declarations, options position limits and large options position reporting and position adjustments.

        On June 5, 2006, the SEC approved a national market system plan named the Options Regulatory Surveillance Authority Plan ("ORSA Plan"). The purpose of the ORSA Plan is to permit the U.S. securities options exchanges to act jointly in the administration, operation, and maintenance of a regulatory system for the surveillance, investigation and detection of the unlawful use of undisclosed, material information in trading in one or more of their markets. Through the sharing of the costs of these regulatory activities and the sharing of the regulatory information generated under the ORSA Plan, the ORSA Plan is intended to enhance the effectiveness and efficiency with which the exchanges regulate their respective markets and the national market system for options and to avoid duplication of certain regulatory efforts. The ORSA Policy Committee has determined to delegate the operation of the surveillance and investigative facility contemplated by the ORSA Plan to CBOE. The exchanges have entered into a Regulatory Services Agreement with CBOE, as service provider, pursuant to which CBOE performs certain regulatory and surveillance functions under the ORSA Plan and uses its automated insider trading surveillance system to perform these functions on behalf of the exchanges. The ORSA Plan permits the exchanges to provide for the joint performance of other regulatory or surveillance functions or activities that the exchanges determine to bring within the scope of the ORSA Plan, but any determination to expand the functions or activities under the ORSA Plan would require an amendment to the ORSA Plan subject to SEC approval.

        In order to ensure market integrity, we extensively regulate and monitor our Trading Permit Holders trading activities. We believe CBOE and C2 are efficient regulators, which is vital to attracting and retaining the confidence and participation of market-makers, broker-dealers and institutional and retail investors.

        We expend considerable time, financial resources and effort to ensure that the exchanges Rules and regulations conform to regulatory "best practices" within the securities exchange industry and within the regulatory regime overseen by the SEC, our primary regulator. In order to support our efforts and those of our market participants to comply with applicable law and our option exchange Rules, we have developed our own automated market surveillance systems to monitor market activity on our option exchanges and across U.S. options markets.

        As part of the self-regulatory process, disciplinary matters, other than minor matters covered by our Minor Rule Violation Plan, are reviewed by our Business Conduct Committee, which includes both market participants and public representatives. We are also a participant in the Intermarket Surveillance Group ("ISG"). ISG is an information-sharing cooperative governed by a written agreement. The purpose of the ISG is to provide a framework for the sharing of information and the coordination of regulatory efforts among exchanges trading securities and related products to address potential intermarket manipulations and trading abuses.

  OPRA Plan, CTA Plan, CQ Plan and NASDAQ Unlisted Trading Privileges Plan

        CBOE and C2 are member exchanges in OPRA. The OPRA limited liability company agreement, which has been approved by the SEC, provides that any securities exchange approved by the SEC for the trading of securities options may become a member exchange of OPRA. The agreement sets forth a system for reporting options information that is administered by the member exchanges through OPRA, a limited liability company consisting of representatives of the member exchanges. OPRA is the designated securities information processor for market information that is generated through the trading of exchange-listed securities options in the U.S., and it disseminates certain core trading information, such as last sale reports and quotations. We also participate in the Consolidated Tape Association, or CTA, the Consolidated Quotation Plan, or CQ Plan, and the NASDAQ Unlisted Trading Privileges Plan, which perform analogous services for the U.S. equities markets. The Securities Industry Automation Corporation ("SIAC"), acts as the "processor" for OPRA, CTA and the CQ Plan. The NYSE owns SIAC. The NASDAQ acts as the processor for the NASDAQ Unlisted Trading Plan.

  Options Intermarket Linkage Plan

        The SEC approved the original Options Intermarket Linkage Plan (the "Linkage Plan"), in 2000. The Linkage Plan was designed to facilitate the routing of orders between exchanges in furtherance of a national market system. The principal purposes of a national market system is to promote price protection and to assure that brokers may execute investors' orders at the best market price. The Linkage Plan generally is designed to enable the options exchanges and their members to avoid executing a trade at a price inferior to the best price displayed by any of the options exchanges, referred to as a "trade-through." The options exchanges implemented a new linkage plan on August 31, 2009 to replace the original Linkage Plan. Under the new plan, direct exchange-to-exchange access through broker-dealers is used to transmit intermarket sweep orders similar to sweep orders that are available in the stock market under Regulation NMS.

  Options Listing Procedures Plan and Symbology Plan

        We are a party to the Options Listing Procedures Plan, which sets forth the procedures that the options exchanges must follow to list new options. We are also a party to the National Market System Plan for the selection and reservation of securities symbols.

Trademarks

        We own or have trademark rights in many of the product names, trade names, trademarks and service marks that we use in conjunction with our services. ACCEPT NO SUBSTITUTE®, CHICAGO BOARD OPTIONS EXCHANGE®, CBOE®, CBOEDIRECT®, CBSX®, CBOE STOCK EXCHANGE®, CBOE VOLATILITY INDEX®, CAPS®, CEBO®, CFE®, CFLEX®, FLEX®, FLEXIBLE EXCHANGE®, GAS AT THE PUMP®, HYBRID®, HYTS®, LEAPS®, LEAPS (Design)®, MARKET DATA EXPRESS®, MDX®, MNX®, OEX®, POWERPACKS®, THE OPTIONS INSTITUTE CBOE (Design)®, THE OPTIONS TOOLBOX®, VIX®, VARB-X®, WHY BUY A STOCK WHEN YOU CAN LEASE IT?® and XEO® are our registered U.S. trademarks or servicemarks. We also have filed applications to register trademarks in the U.S. that are currently pending and/or have common law rights in numerous marks, including, among others, ASK THE INSTITUTESM, BE A BETTER INVESTORSM, BEST EXECUTION ASSURANCE PROGRAMSM, BUYWRITESM, BXDSM, BXMSM, BXNSM, BXOSM, BXYSM, CBOEFLEX.NETSM,CBOE-TVSM, C2SM, C2 OPTIONS EXCHANGE SM, CESOSM, CFLEXSM, CHICAGO FUTURES EXCHANGESM, CLL SM, COBRASSM, COBWEBSM, EXQ SM, EVZ SM, THE EXCHANGESM, GAPPSM, GVZ SM, ICJ SM, INDEX WORKBENCHSM, IT'S ABOUT TIMESM, JCJ SM, KCJ SM, LASRSSM, LONG-TERM EQUITY ANTICIPATION SECURITIESSM, MAKE I CONTACTSM, NO SUBSTITUTESM, OPTIONQUEST SM, OPTIONSINSTITUTEPLUSSM, OVX SM, PULSESM, PUTSM , PUTWRITESM, SKEWSM, SPXSM, SPXpmSM ,THE EXCHANGE OF VISIONSM, THE OPTIONS INITIATIVESM, THE OPTIONS INSTITUTE SM, THE OPTIONS INTENSIVESM, THE OPTIONS TRANSITIONSM, RVXSM, ULTIMATE MATCHING ALGORITHMSM, VXDSM, VXNSM, VPDSM, VPNSM, VTYSM, VXOSM and VXVSM, WEEKLYSSM, WE GIVE YOU OPTIONSSM and XSPSM.

        We also use many trademarks that are owned by third parties, either pursuant to licenses granted to us or merely to refer factually to products that are traded on our markets, including but not limited to: Standard & Poor's®, S&P®, S&P 500®, Standard & Poor's Depositary Receipts®, SPDR®, Standard & Poor's 500, Russell 1000®, Russell 2000®, Russell 3000®, Russell MidCap, Dow Jones, DJIA, Dow Jones Industrial Average, Dow Jones Transportation Average, Dow Jones Utility Average, DIAMONDS, The NASDAQ-100 Index®, NASDAQ-100®, The NASDAQ National Market®, NASDAQ®, NASDAQ-100 Shares, NASDAQ-100 Trust, Morgan Stanley Retail Index, MSCI, EAFE, iShares, BGI and the MSCI index names.

Employees

        As of December 31, 2010, we employed 581 individuals. Of these employees, 259 were involved in systems development or operations, 94 were involved in direct support of trading operations and 79 were involved in regulatory activities. The remaining 149 personnel provide business development, product development, education, financial, legal, planning and research, administrative and managerial support.

        We have eight building engineers that are covered by a collective bargaining agreement, which expires on June 1, 2011, with the International Union of Operating Engineers Local 399, AFL-CIO. Management believes that we have strong relationships with our employees. We have never experienced a work stoppage.

Executive Officers of CBOE Holdings

        Set forth below is information regarding our executive officers and certain other key employees:

Name	Age	Position
William J. Brodsky	67	Chairman and Chief Executive Officer
Edward J. Joyce	59	President and Chief Operating Officer
Edward T. Tilly	47	Executive Vice Chairman
Alan J. Dean	56	Executive Vice President, Chief Financial Officer and Treasurer
Richard G. DuFour	67	Executive Vice President of Corporate Planning and Development
Joanne Moffic-Silver	58	Executive Vice President, General Counsel and Corporate Secretary
Gerald T. O'Connell	59	Executive Vice President and Chief Information Officer
Edward L. Provost	58	Executive Vice President of Business Development
David S. Reynolds	57	Chief Accounting Officer

        William J. Brodsky.    Mr. Brodsky is Chairman and Chief Executive Officer. He has served in that capacity since 1997. Prior to joining the Company in 1997, Mr. Brodsky was president and chief executive officer of the Chicago Mercantile Exchange from 1985 to 1997. Mr. Brodsky is a director of Integrys Energy Group, Inc. and its predecessors. He also is the past chairman of the World Federation of Exchanges, past chairman of the International Options Markets Association and a director of the Swiss Futures and Options Association. He is a member of the Federal Reserve Bank of New York's International Advisory Committee. Mr. Brodsky also serves on the Kellogg School of Management Advisory Council and as a trustee of Syracuse University. He is a member of the board of directors of Northwestern Memorial Hospital. Mr. Brodsky holds an A.B. degree and a J.D. degree from Syracuse University and is a member of the bar in Illinois and New York.

        Edward J. Joyce.    Mr. Joyce is President and Chief Operating Officer. He has served in that capacity since 2000. Mr. Joyce has been employed at the Company in various capacities since 1974. Mr. Joyce serves on the board of directors of The Options Clearing Corporation. He holds a B.S. degree in Business Administration from Illinois State University and an M.B.A. from DePaul University.

        Edward T. Tilly.    Mr. Tilly is Executive Vice Chairman. He has served in that capacity since August 2006. He was a member of CBOE from 1989 until 2006, and served as Member Vice Chairman from 2004 through July 2006. Mr. Tilly is the chairman and a director of CBOE Futures Exchange and serves on the board of directors of the CBOE Stock Exchange. He holds a B.A. degree in Economics from Northwestern University.

        Alan J. Dean.    Mr. Dean is Executive Vice President, Chief Financial Officer and Treasurer. He has served in that capacity since 1988 and has been employed at the Company in the financial area since 1979. Mr. Dean serves on the board of directors of The Institute for Transfusion Medicine. He is a CPA, and he holds a B.S. degree in Accounting from Western Illinois University and an M.B.A. from Northwestern University's Kellogg Graduate School of Management.

        Richard G. DuFour.    Mr. DuFour is Executive Vice President of Corporate Planning and Development. He has served in that capacity since 1999 and has been employed at the Company since 1980. He serves on the board of OneChicago and as treasurer of the International Options Markets Association. Mr. DuFour is a director of the Lincoln Park Renewal Corporation. Mr. DuFour holds a B.B.A. degree from the University of Notre Dame and an M.B.A. from the University of Michigan.

        Joanne Moffic-Silver.    Ms. Moffic-Silver is Executive Vice President, General Counsel and Corporate Secretary. She has served in that capacity since 1997 and has been employed at the Company since 1980. She is currently a member of the board of advisors of Northwestern University School of Law. Ms. Moffic-Silver received her B.A. degree with high honors and was elected a member of Phi Beta Kappa from the University of Wisconsin-Madison. Ms. Moffic-Silver received her J.D. degree with honors from Northwestern University School of Law.

        Gerald T. O'Connell.    Mr. O'Connell is Executive Vice President and Chief Information Officer. He has served in that capacity since 1993 and has been employed at the Company since 1984. Mr. O'Connell serves on the board of directors of the CBOE Stock Exchange. He holds a B.S. degree in Mathematics from Lewis University and a J.D. degree from John Marshall Law School.

        Edward L. Provost.    Mr. Provost is Executive Vice President of Business Development. He has served in that capacity since 2000 and has been employed at the Company since 1975. Mr. Provost serves as Chairman of the board of directors of the CBOE Stock Exchange. He holds a B.B.A. in Finance from Loyola University of Chicago and an M.B.A. from the University of Chicago Graduate School of Business.

        David S. Reynolds.    Mr. Reynolds is Chief Accounting Officer. He has served in that capacity since May 2009. Prior to that, Mr. Reynolds was with Hudson Highland Group, Inc., where he served in various roles including vice president, controller and chief accounting officer. From February 2005 to February 2007, Mr. Reynolds was vice president, controller and chief accounting officer of Bally Total Fitness Corporation. Prior to that, he spent twenty-two years in various financial roles at Comdisco, Inc., rising to senior vice president and controller. Mr. Reynolds began his career at Ernst & Young. Mr. Reynolds is a certified public accountant and a certified cash manager. He is a graduate of Lehigh University where he obtained a masters degree in business and a B.S. in Finance.

Information Sharing

        The Company is a member of the Intermarket Surveillance Group, which consists of over 30 exchanges and regulatory organizations both within and outside the U.S. The Intermarket Surveillance Group serves this same purpose of providing for the sharing of information under specific circumstances related to the enforcement of regulations.

        In 2005, CBOE entered into a series of Memoranda of Understanding with the three futures exchanges and the two stock exchanges in the Peoples Republic of China. These agreements govern the sharing of information on market and product development and provide for CBOE to potentially work with these exchanges toward the development of new markets for derivative products. Similar agreements have also been entered into with the Korea Exchange, the Taiwan Futures Exchange, the China Financial Futures Exchange and the Thailand Futures Exchange. In April 2010, the China Financial Futures Exchange began trading stock index futures.

Seasonality

        In the securities industry, quarterly revenue fluctuations are common and are due primarily to seasonal variations in trading volumes, competition and technological and regulatory changes. Typically, revenues are lowest in the third quarter, primarily in August, due to reduced trading activity during the summer months.

Available Information

        Our website is www.cboe.com. Information made available on or linked to through our web site does not constitute part of this document. The Company files annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act. The Company makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available on the SEC's website at www.sec.gov.

        You may read and copy this information at the Public Reference Room of the SEC, Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the "EDGAR" (Electronic Data Gathering, Analysis and Retrieval) System, available on the SEC's website (http://www.sec.gov).

        In addition, we have posted on our website the charters for our (i) Audit Committee, (ii) Compensation Committee, and (iii) Nominating and Governance Committee, as well as our Code of Business Conduct and Ethics and Corporate Governance Guidelines. We will provide a copy of these documents without charge to stockholders upon written request to Investor Relations, CBOE Holdings Inc., 400 South LaSalle Street, Chicago, Illinois 60605.

Item 1A.    Risk Factors

        Certain statements contained in this report under various sections, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve risks and uncertainties. See "Forward-Looking Statements." These risks could materially and adversely affect our business, financial condition and results of operations.

Risks Relating to Our Business

Regulatory changes affecting the listed options market could have a material adverse effect on our business.

        The listed options market depends on a national market structure that facilitates the efficient buying and selling of underlying stocks, futures and other products. Changes in regulation by the SEC or other government action could materially affect our markets. For example, the SEC is considering new rules related to short selling, in addition to the restrictions implemented in May 2010, that could impact the use of options by both members and customers. In particular, the current restrictions on short selling do not contain an options market maker exception and could adversely affect the ability of options market-makers to conduct their business on our exchanges. In addition, the SEC has proposed a rule that would ban the use of "flash orders." We believe that prohibiting flash orders would eliminate price improvement opportunities and create additional execution costs for our customers. We cannot predict what future actions the SEC might take with respect to its rulemakings on short selling, flash orders or other matters, or the impact that any such actions may have on our business. If our market participants reduce or otherwise modify their trading activity on our exchanges due to proposed or actual regulatory changes, our business, operating results and financial condition may be materially impacted. See also "—Legislative or Regulatory changes, particularly in response to adverse financial conditions, could have a material adverse effect on our business."

        The SEC also published for comment in 2010 proposed rule amendments that, if adopted as proposed, would place a $0.30 per contract limit on the total access fees that an exchange may charge for the execution of an order against a quotation that is the best bid or best offer of such exchange in a listed option. We cannot predict whether the SEC will adopt the fee cap as proposed, a modified version or at all. The potential impact to our revenues, however, would depend on changes in our contract volume and product mix in future periods as well as other factors, including those that are currently being considered as part of the rulemaking process. For example, in its release, the SEC asks whether the proposed fee cap should only apply to multiply-listed options. If the proposed rules are adopted as proposed, or are adopted in a form substantially similar to that proposed, and we are unable to change our fee structure in response to the rules as adopted, they would have a material adverse effect on our business, result of operations and financial condition. See also "Business—Regulatory Environment and Compliance—Recent Developments—Fee Caps."

Loss of our exclusive licenses to list certain index options could have a material adverse effect on our financial performance.

        We hold exclusive licenses to list securities index options on the S&P 500 Index, the S&P 100 Index and the DJIA, granted to us by the owners of such indexes. In 2010, approximately 35% of our transaction fees was generated by our exclusively-licensed index products, up from 32% in 2009. Revenue attributable to SPX, our S&P 500 Index option product and our largest product by revenue, represented 98% of the transaction fees generated by our exclusively-licensed index products, up from 92% in 2009. As a result, our operating revenues are dependent in part on the exclusive licenses we hold for these products.

        The value of our exclusive licenses to list securities index options depends on the continued ability of index owners to grant us licenses or require licenses for the trading of options based on their indexes. Although recent court decisions have allowed the trading of options on ETFs based on indexes without licenses from the owners of the underlying indexes, none of these decisions has overturned existing legal precedent that requires an exchange to be licensed by the owner of an underlying index before it may list options based on the index. However, in two pending cases International Securities Exchange, Inc., or ISE, is seeking a judicial determination that it (and, by extension, other options exchanges) has the right to list options on the S&P 500 Index and the DJIA without licenses and, therefore, without regard to our exclusive licenses to list securities options on those indexes.

        Because these cases are still pending, there remains a risk that ISE may be successful in obtaining a judicial determination eliminating the right of index owners to require licenses to use their indexes for options trading, including on an exclusive basis. In addition, competing exchanges may convince the SEC, or seek a judicial action, to limit the right of index owners to grant exclusive licenses for index options trading or to prevent exchanges from entering into such exclusive licenses. If unlicensed trading of index options were permitted or if exclusive licenses for index options trading were prohibited or limited, the value of our exclusive licenses would be eliminated, and we likely would lose market share in these index options. An adverse ruling in the ISE litigation could also result in legal challenges to our exclusive use of our proprietary indexes for options.

        There is also a risk, with respect to each of our current exclusive licenses, that the owner of the index may not to renew the license with us on an exclusive basis or at all. In the first event, we would be subject to multiple listing in the trading of what is now an exclusive index product, resulting in a loss of market share and negatively impacting the profitability of the licensed products. In the second event, we could lose the right to list the index product entirely. The loss or limited use of any of our exclusive index licenses for any reason could have a material adverse effect on our business and profitability. See "Business—Products—Strategic Relationships" for a discussion of these licenses and their expiration dates.

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

        Recently, we agreed with S&P that it may license one or more clearing agencies to clear OTC options based on the S&P 500 index that meet certain criteria, some of which are currently under negotiation, and that S&P will compensate us for any transaction cleared under such a license based on the notional value of the transaction. Although we expect these transactions to generate incremental revenue, the clearing of options on the S&P 500 index that are traded OTC could lead to the migration to the OTC market of some trades that today would be entered into on our exchanges, and there can be no assurance that any revenue gained will replace the revenue lost due to any migration.

A significant portion of our operating revenues are generated by our transaction-based business. If the amount of trading volume on our exchanges decreases, our revenues from transaction fees will decrease.

        In 2010, 2009 and 2008, approximately 76%, 74% and 83% of our operating revenues, respectively, were generated by our transaction-based business. This business is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. Our total trading volumes could decline if our market participants decide to reduce their level of trading activity for any reason, such as:

  •
  a reduction in the number of traders that use us,

  •
  a reduction in trading demand by customers,

  •
  heightened capital maintenance requirements or other regulatory or legislative requirements,

  •
  reduced access to capital required to fund trading activities or

  •
  significant market disruptions.

        If the amount of our trading volume decreases, our revenues from transaction fees will decrease. There may also be a reduction in revenue from market data fees or other sources of revenue. If our share of total trading volumes decreases relative to our competitors, our markets may be less attractive to market participants, and we may lose trading volume and associated transaction fees and market data fees as a result.

Intense competition could materially adversely affect our market share and financial performance.

        Competition among options exchanges has intensified since CBOE was created in 1973, and we expect this trend to continue. We compete with a number of entities on several different fronts, including the cost, quality and speed of our trade execution, the functionality and ease of use of our trading platform, the range of our products and services, our technological innovation and adaptation and our reputation. Our principal competitors are the seven other U.S. options exchanges. We also compete against investment banks and others trading options over-the-counter.

        We currently face greater competition than ever before in our history. Virtually all of the equity options and options on ETFs listed and traded on our exchanges are also listed and traded on other U.S. options exchanges. Some order-providing firms on our exchanges have taken ownership positions in options exchanges that compete with us, thereby giving those firms an added incentive to direct orders to the exchanges they own. As a result of these competitive developments, our market share of options traded in the U.S. fell from approximately 45% in 2000 to approximately 29% in 2010.

        In response to these developments, we developed our own electronic trading facility that we operate as part of a "hybrid" model, combining electronic trading and remote off-floor market-makers with traditional floor-based, open outcry trading. We also administer a program through which we collect a marketing fee on market maker transactions. The funds collected are made available to the specialist and preferred market-makers for use in payment for order flow. Finally, in October 2010, we launched C2, our all-electronic exchange. These changes may not be successful in maintaining or expanding our market share in the future. Likewise, our future responses to these or other competitive developments may not be successful in maintaining or expanding our market share.

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

  •
  leverage existing relationships with customers and alliance partners more effectively or exploit brand names to market and sell their services; and

  •
  exploit regulatory disparities between traditional, regulated exchanges and alternative markets, including over-the-counter markets, that benefit from a reduced regulatory burden and lower-cost business model.

        In recent years, the derivatives industry has witnessed increased consolidation among market participants, including option exchanges and marketplaces. Consolidation and alliances among our competitors may create greater liquidity than we offer. As a result, the larger liquidity pools may attract orders away from us, leading to reductions in trading volume and liquidity and, therefore, to decreased revenues. In addition, consolidation or alliances among our competitors may achieve cost reductions or other increases in efficiency, which may allow them to offer better prices or services than we do.

        If our products, markets, services and technology are not competitive, our business, financial condition and operating results will be materially harmed. A decline in our transaction fees or any loss of customers would lower our revenues, which would adversely affect our profitability. For a discussion of the competitive environment in which we operate, see "Business—Competition."

Our business may be adversely affected by price competition.

        The business of operating options exchanges is characterized by intense price competition. The pricing model for trade execution for options has changed in response to competitive market conditions and we and our competitors have adjusted our transaction fees and fee structures accordingly. Some competitors have introduced a market model in which orders that take liquidity from the market are charged a transaction fee and orders that provide liquidity receive a rebate. These changes have resulted in significant pricing and cost pressures on us. It is likely that this pressure will continue and even intensify as our competitors continue to seek to increase their share of trading by further reducing their transaction fees or by offering other financial incentives to order providers and liquidity providers to induce them to direct orders to their markets. In addition, one or more competitors may engage in aggressive pricing strategies and significantly decrease or completely eliminate their profit margin for a period of time in order to capture a greater share of trading. If any of these or other events occur, our operating results and profitability could be adversely affected. For example, we could lose a substantial percentage of our share of trading if we are unable to price transactions in a competitive manner. Also, our profit margins could decline if competitive pressures force us to reduce fees.

We may not be able to generate a significant amount of incremental operating revenues by making trading access available in exchange for a fee.

        Prior to our restructuring, the ability to trade on CBOE was an inherent right of every CBOE membership, and owners of CBOE Seats either used the CBOE Seat to trade or leased the CBOE Seat to an individual or firm who used it to trade. As a result of the restructuring transaction, trading access was separated from ownership. The right to trade on CBOE was made available through trading permits for which the user paid a fee. These fees, effective July 1, 2010, accounted for, and in the future are expected to account for, a significant portion of our operating revenues. If the demand for access to CBOE is less than historic levels or if we are unable to maintain permit rates, our ability to generate incremental operating revenues through the granting of permits for trading access would be negatively impacted, which could adversely affect our profitability.

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

  •
  the level and volatility of interest rates; and

  •
  unforeseen market closures or other disruptions in trading.

        General economic conditions affect options trading in a variety of ways, from the availability of capital to investor confidence. The economic climate in recent years has been characterized by challenging business, economic and political conditions throughout the world. Adverse changes in the economy can have a negative impact on our revenues by causing a decline in trading volume. Because our management structure and overhead costs will be based on assumptions of certain levels of market activity, significant declines in trading volumes or demand for market data may have a material adverse effect on our business, financial condition and operating results.

Damage to our reputation could have a material adverse effect on our businesses.

        One of our competitive strengths is our strong reputation and brand name. This reputation could be harmed in many different ways, including by regulatory failures, governance failures or technology failures. Damage to our reputation could adversely affect our ability to attract customers, liquidity providers and order flow, which in turn could impair the competitiveness of our markets and have a material adverse effect on our business, financial condition and operating results.

We may not be able to protect our intellectual property rights.

        We rely on patent, trade secret, copyright and trademark laws, the law of the doctrine of misappropriation and contractual protections to protect our proprietary technology, proprietary index products, index methodologies and other proprietary rights. In addition, we rely on the intellectual property rights of our licensors in connection with our listing of exclusively-licensed index products. We and our licensors may not be able to prevent third parties from copying, or otherwise obtaining and using, our intellectual property without authorization, listing our proprietary or exclusively-licensed index products without licenses or otherwise infringing on our rights. We and our licensors may have to rely on litigation to enforce our intellectual property rights, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. We and our licensors may not be successful in this regard. Such litigation, whether successful or unsuccessful, could result in substantial costs to us, diversion of our resources or a reduction in our revenues, any of which could materially adversely affect our business. For a description of current litigation involving, among other things, these matters, please see "Legal Proceedings."

Computer and communications systems failures and capacity constraints could harm our reputation and our business.

        We must operate, monitor and maintain our computer systems and network services, including those related to our electronic trading systems, in a secure and reliable manner. A failure to do so could have a material adverse effect on the functionality and reliability of our market, our reputation, business, financial condition and operating results. System failure or degradation could lead our customers to file formal complaints with industry regulators, file lawsuits against us or cease doing business with us. It could also lead regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations. Any of these effects could harm our reputation, business, financial condition and operating results.

The computer systems and communication networks upon which we rely in our operations may be vulnerable to security risks and other disruptions.

        The secure and reliable operation of our computer systems and communications networks, and those of our service providers and market participants, is a critical element of our operations. These systems and communications networks may be vulnerable to unauthorized access, computer viruses and other security problems, as well as to acts of terrorism, natural disasters and other force majeure events. If our security measures are compromised or if there are interruptions or malfunctions in our systems or communications networks, our business, financial condition and operating results could be materially impacted. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including harm to reputation and litigation, caused by any breaches in security or system failures. Although we intend to continue to implement industry-standard security measures and otherwise to provide for the integrity and reliability of our systems, these measures may prove to be inadequate in preventing system failures or delays in our systems or communications networks, which could lower trading volume and have an adverse effect on our business, financial condition and operating results.

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

        In October 2010, we launched a second exchange, C2. C2 operates separately from CBOE with its own governance structure and systems. C2 operates as an electronic marketplace and is capable of trading all of CBOE's products. We have spent substantial funds and incurred significant capital expenditures on the development of C2. C2 may be unable to generate sufficient transaction volume and cash flow to provide a satisfactory return on our investment. It also is possible that member firms may choose not to connect to C2, for instance, because they may conclude that doing so will not attract sufficient order flow to justify the connection cost. A failure of C2 as an exchange could result in a write off of all or some portion of our investment in C2's development and could negatively affect our reputation.

A significant portion of our cost structure is fixed. If our operating revenues decline and we are unable to reduce our costs, our profitability will be adversely affected.

        A significant portion of our cost structure is fixed, meaning that such portion of our cost structure is generally independent of trading volume. Salaries and benefits, which represented 24.3% of our total operating expenses in 2010, are our largest expense category and tend to be driven by both our staffing requirements and the general dynamics of the employment market, rather than trading volumes. If demand for our products and services declines, our operating revenues will decline. We may not be able to adjust our cost structure, at all or on a timely basis, to counteract a decrease in revenue, which would result in an adverse impact on our profitability. Moreover, if demand for future products that we acquire or license is not at the level necessary to offset the cost of the acquisition or license, our net income would decline.

Our market data revenues may be reduced or eliminated due to a decline in our market share, regulatory action or a reduction in the number of market data users.

        We obtain approximately 3.6% of our operating revenues from our share of the revenues collected by the Options Price Reporting Authority, or OPRA, for the dissemination of options market data. If our share of options trading were to decline, our share of OPRA market data revenue would also decline. Market data revenue could also decline as a result of a reduction in the numbers of market data users, for example, because of consolidation among market data subscribers, due to a decline in professional subscriptions as a result of staff reductions in the financial services industry or otherwise. Finally, the SEC could take regulatory action to revise the formula for allocating options market data revenues among the options exchanges as it has in the past, or it could take other regulatory action that could have the effect of reducing total options market data revenue or our share of that revenue. Any significant decline in the revenue we realize from the dissemination of market data could have an adverse effect on our profitability.

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

        We expect that our business will continue to grow, which may place a significant strain on our management, personnel, systems and resources. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our technology workforce. We must also maintain close coordination among our technology, compliance, accounting, finance, marketing and sales functions. We cannot assure you that we will manage our growth effectively. If we fail to do so, our business could be materially harmed.

        Our continued growth will require increased investment by us in technology, facilities, personnel and financial and management systems and controls. It also will require expansion of our procedures for monitoring and assuring our compliance with applicable regulations, and we will need to integrate, train and manage a growing employee base. The expansion of our existing businesses, any expansion into new businesses and the resulting growth of our employee base will increase our need for internal audit and monitoring processes, which may be more extensive and broader in scope than those we have historically required. We may not be successful in identifying or implementing all of the processes that are necessary. Further, unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be adversely affected.

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

        We have methods to identify, monitor and manage our risks; however, these methods may not be fully effective. Some of our risk management methods may depend upon evaluation of information regarding markets, customers or other matters. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. If our methods are not effective or we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected. In addition, our insurance policies may not provide adequate coverage.

Current economic conditions could make it difficult for us to finance our future operations.

        Companies in many different industries have found it difficult to borrow money from banks and other lending sources, and have also experienced difficulty raising funds in the capital markets. Continued instability in the financial markets, as a result of recession or otherwise, may affect our cost of capital and our ability to raise capital. Although we have no current need for additional financing, if we need to raise funds in the future, our ability to do so could be impaired if rating agencies, lenders or investors develop a negative perception of our financial prospects or the prospects for our industry. If difficult market conditions continue or if a negative perception of our financial prospects were to develop, we cannot be sure that we will be able to obtain financing on acceptable terms or at all.

We may selectively explore acquisition opportunities or strategic alliances relating to other businesses, products or technologies. We may not be successful in identifying opportunities or integrating other businesses, products or technologies with our business. Any such transaction also may not produce the results we anticipate, which could adversely affect the market price of our unrestricted common stock.

        We may selectively explore and pursue acquisition and other opportunities to strengthen our business and grow our company. We may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions to acquire other businesses, products or technologies, expand our products and services, advance our technology or take advantage of new developments and potential changes in the industry.

        The market for acquisition targets and strategic alliances is highly competitive, particularly in light of ongoing consolidation in the exchange sector. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance future acquisitions successfully. Further, our competitors could merge, making it more difficult for us to find appropriate entities to acquire or merge with and making it more difficult to compete in our industry due to the increased resources of our merged competitors. If we are required to raise capital by incurring debt or issuing additional equity for any reason in connection with a strategic acquisition or investment, financing may not be available or the terms of such financing may not be favorable to us.

        The process of integration may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. Further, as a result of any future acquisition or strategic transaction, we may issue additional shares of our stock that dilute stockholders' ownership interest in us, expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible assets with estimable useful lives. In addition, difficulties in integrating the businesses or any negative impact on the regulatory functions of any of our companies could harm the reputation of the companies. We may not successfully achieve the integration objectives, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected, any of which could negatively impact our results of operations, financial condition or the market price of our common stock.

Risks Relating to Litigation and Regulation

Any infringement by us on patent rights of others could result in litigation and could have a material adverse effect on our operations.

        Our competitors as well as other companies and individuals have obtained, or may obtain, patents that are related to the types of products and services we offer or plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products, services or technologies. In addition, some patent applications in the United States are confidential until a patent is issued, and therefore we cannot evaluate the extent to which our products and services may be covered or asserted to be covered in pending patent applications. Thus, we cannot be sure that our products and services do not infringe on the rights of others or that others will not make claims of infringement against us. Claims of infringement are not uncommon in our industry. If one or more of our products, services or technologies were determined to infringe a patent held by another party, we may be required to stop developing or marketing those products, services or technologies, obtain a license to develop and market those services from the holders of the patents or redesign those products, services or technologies to avoid infringing the patent. If we were required to stop developing or marketing certain products, our business, results of operations and financial condition would be materially harmed. Moreover, if we were unable to obtain required licenses, we may not be able to redesign our products, services or technologies to avoid infringement, which could materially adversely affect our business, results of operations or financial condition. For a discussion of patent litigation involving us, please see "Legal Proceedings."

We operate in a highly regulated industry and may be subject to censures, fines and other legal proceedings if we fail to comply with legal and regulatory obligations.

        CBOE and C2 are registered national securities exchange and self-regulatory organizations, or SROs, and, as such, are subject to comprehensive regulation by the SEC. Our ability to comply with applicable laws and rules is largely dependent on the establishment and maintenance of appropriate systems and procedures, as well as our ability to attract and retain qualified personnel. The SEC has broad powers to audit, investigate and enforce compliance and to punish noncompliance by SROs pursuant to the Exchange Act and the SEC's rules and regulations under the Exchange Act. If the SEC were to find CBOE or C2's program of enforcement and compliance to be deficient, CBOE or C2 could be the subject of SEC investigations and enforcement proceedings that may result in substantial sanctions, including revocation of its registration as a national securities exchange. Any such investigations or proceedings, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and potential harm to our reputation, which could have a material adverse effect on our business, results of operations or financial condition. In addition, although CBOE and C2 intend to retain their responsibilities as SROs, they may be required to modify or restructure their regulatory functions in response to any changes in the regulatory environment, or they may be required to rely on third parties to perform regulatory and oversight functions, each of which may require us to incur substantial expenses and may harm our reputation if our regulatory services are deemed inadequate.

        CFE is a designated contract market registered with the CFTC. Because CFE is subject to comprehensive regulation by the CFTC, CFE is subject to substantially similar risks with respect to its regulatory and legal obligations as CBOE and C2 in relation to their regulation by the SEC.

        Although CBOE Holdings itself is not an SRO, CBOE Holdings is subject to regulation by the SEC of activities that involve the exchanges. Specifically, the SEC will exercise oversight over the governance of CBOE Holdings and its relationship with the CBOE and C2. See "Regulatory Environment and Compliance—Regulatory Responsibilities."

Legislative or regulatory changes, particularly in response to adverse financial conditions, could have a material adverse effect on our business.

        In recent years, the securities trading industry and, in particular, the securities markets have been subject to significant regulatory changes. Moreover, in the past three years, the securities markets have been the subject of increasing government and public scrutiny in response to the global economic crisis.

        In response to the economic crisis, Congress passed the Dodd-Frank Act and other legislation. It is possible that there will be additional legislative changes and changes in the regulatory environment in which we operate our businesses, although we cannot predict the nature of these changes or their impact on our business at this time. For example, the SEC published a concept release early in 2010 related to trading in equity markets that could result in changes in the competitive landscape in the options market. Actions on any of the specific regulatory issues currently under review in the U.S., such as fee caps, co-location, high-frequency trading, derivatives clearing, market transparency, taxes on stock transactions, restrictions on proprietary trading by certain of our customers and other related proposals could have a material impact on our business. For a discussion of the regulatory environment in which we operate and proposed regulatory changes, see "Businesss—Regulatory Environment and Compliance."

        We and our market participants also operate in a highly regulated industry. Congress, the SEC and other regulatory authorities could impose legislative or regulatory changes that could adversely impact the ability of our market participants to use our markets. Legislative and regulatory changes by Congress, the SEC or other regulatory authorities could result in the loss of a significant number of market participants or a reduction in trading activity on our markets, any of which could have a material adverse effect on our business.

Potential conflicts of interest between our for-profit status and our regulatory responsibilities may adversely affect our business.

        As a for-profit business with regulatory responsibilities, there may be a conflict of interest between our regulatory responsibilities and the interests of some of our market participants. Any failure by us to fulfill our regulatory obligations could significantly harm our reputation, increase regulatory scrutiny and adversely affect our business, results of operations or financial condition.

Our compliance methods might not be effective and may result in outcomes that could adversely affect our financial condition and operating results.

        Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance personnel. Our policies and procedures to identify, monitor and manage compliance risks may not be fully effective. Management of legal and regulatory risk requires policies and procedures to properly monitor, record and verify a large number of transactions and events. We cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the compliance risks to which we are or may be exposed.

Our ability to implement or amend rules could be limited or delayed because of regulation, which could negatively affect our ability to implement needed changes.

        Our subsidiaries registered with the SEC must submit proposed rule changes to the SEC for its review and, in many cases, its approval. Even where a proposed rule change may be effective upon filing with the SEC, the SEC retains the right to abrogate such rule changes. The SEC review process can be lengthy and can significantly delay the implementation of proposed rule changes that we believe are necessary to the operation of our markets. If the SEC refuses to approve a proposed rule change or delays its approval, this could negatively affect our ability to make needed changes or implement business decisions.

        Similarly, the SEC must approve amendments to our subsidiaries' certificates of incorporation and bylaws as well as certain amendments to the certificate of incorporation and bylaws of CBOE Holdings. The SEC may not approve a proposed amendment or may delay such approval in a manner that could negatively affect our ability to make a desired change, which could prevent or delay us from improving the operations of our markets or recognize income from new products.

Misconduct by our customers or others could harm us.

        Although we perform significant self-regulatory functions, we run the risk that our Trading Permit Holders, other persons who use our markets or our employees will engage in fraud or other misconduct, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

Changes in the tax structure affecting us and our market participants could have a material adverse effect on our business.

        There are currently proposals in both the Illinois and federal legislatures that, if implemented, would change the existing structure for options and futures market participants. In Illinois, the proposal would create a financial transaction tax, which would impose a tax of 0.01% on the value of any transaction on our exchange. If such a tax were implemented, it could cause us competitive harm, since exchanges outside of Illinois would not be subject to the tax, and would increase the cost of trading options on our exchange, which could reduce trading in options.

        At the federal level, there is a proposal that calls for repeal of the "60/40 Rule," which allows market-makers to pay a blend of capital gains and ordinary tax rates on their income. In addition, federal legislation has been introduced that would impose a new tax on securities, futures and swap transactions, including exchange-traded options. If either the proposed repeal of the "60/40 Rule" or a transaction tax were to become law, the resulting additional taxes could have a negative impact on the options industry and us by making options transactions more costly to market participants.

Risks Relating to Our Common Stock

Your percentage ownership may be diluted if additional capital stock is issued.

        We may seek to raise capital to finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue our authorized but unissued shares of common or preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of our common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock, greater or preferential liquidation rights, which could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

The sale of large amounts of our common stock following the automatic conversion of our Class A-2 common stock into shares of unrestricted common stock may have an adverse impact on the market price of our common stock.

        Our shares of Class A-2 common stock are subject to significant transfer restrictions that expire on June 13, 2011. Upon expiration of these restrictions, the shares of Class A-2 common stock held by existing stockholders will automatically convert into shares of unrestricted common stock, and will be freely transferable unless the shares are held by "affiliates" within the meaning of Rule 144 under the Securities Act. If our stockholders sell a large number of shares of our common stock upon the expiration of the transfer restrictions, the market price for our common stock could decline significantly.

Our Trading Permit Holders own a significant portion of our outstanding common stock, which could be used to influence how our business is operated to the detriment of other holders of our common stock.

        Immediately following our demutualization and initial public offering, approximately 73% of our common stock was issued to former CBOE Seat holders, a significant number of which are Trading Permit Holders. All of our outstanding Class A-2 common stock is currently held by former CBOE Seat holders. Our stockholders who are also Trading Permit Holders may have interests that differ from or conflict with those of stockholders who are not Trading Permit Holders. Stockholders who are Trading Permit Holders own a substantial portion of our voting stock. As a result, they could exert substantial influence over the operation of our business.

        Many of our Trading Permit Holders derive a substantial portion of their income from their trading on or through our exchanges. The amount of income that they derive from their trading activities is in part dependent on the fees they are charged to trade and access our markets and the rules and structure of our markets. Our Trading Permit Holders, many of whom act as floor brokers and floor traders, benefit from trading rules, access privileges and fee discounts that enhance their trading opportunities and profits. As a result, other holders of our common stock may not have the same economic interests as our Trading Permit Holders. Consequently, Trading Permit Holders may advocate that we enhance and protect their trading opportunities and the value they receive through their trading permits over their economic interest in us represented by the common stock that they own. The share ownership of our Trading Permit Holders could be used to influence how our business is changed or developed, including how we address competition and how we seek to grow our volume and revenue and enhance stockholder value.

Any decision to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon the earnings of our operating subsidiaries. Accordingly, there can be no guarantee that we will pay dividends to our stockholders.

        We have paid quarterly dividends since the restructuring transaction and initial public offering and intend to continue paying regular quarterly dividends to our stockholders. However, any decision to pay dividends on our common stock will be at the discretion of the board of directors, which may determine not to declare dividends at all or at a reduced amount. The board's determination to declare dividends will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and the SEC and other factors that the board deems relevant. As a holding company with no significant business operations of its own, CBOE Holdings will depend entirely on distributions, if any, it may receive from its subsidiaries to meet its obligations and pay dividends to its stockholders. If these subsidiaries are not profitable, or even if they are and they determine to retain their profits for use in their businesses, we will be unable to pay dividends to our stockholders.

Certain provisions in our organizational documents could enable the board of directors to prevent or delay a change of control.

        Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control of, or unsolicited acquisition proposals for, us that a stockholder might consider favorable. These include provisions:

  •
  prohibiting the stockholders from acting by written consent;

  •
  requiring advance notice of director nominations and of business to be brought before a meeting of stockholders;

  •
  requiring the vote of majority of the outstanding shares of common stock to amend the bylaws; and

  •
  limiting the persons who may call special stockholders' meetings.

In addition, our organizational documents include provisions that:

  •
  restrict any person from voting or causing the voting of shares of stock representing more than 20% of our outstanding voting capital stock; and

  •
  restrict any person from beneficially owning shares of stock representing more than 20% of the outstanding shares of our capital stock.

        Furthermore, our board of directors has the authority to issue shares of preferred stock in one or more series and to fix the rights and preferences of these shares without stockholder approval. Any series of our preferred stock is likely to be senior to our common stock with respect to dividends, liquidation rights and, possibly, voting rights. The ability of the board of directors to issue preferred stock also could have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of our common stock.

        In addition, Delaware law makes it difficult for stockholders that have recently acquired a large interest in a corporation to cause the merger or acquisition of the corporation against the directors' wishes. Under Section 203 of the Delaware General Corporation Law, a Delaware corporation may not engage in any merger or other business combination with an interested stockholder for a period of three years following the date that the stockholder became an interested stockholder except in limited circumstances, including by approval of the corporation's board of directors.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our principal offices are located at 400 South LaSalle Street, Chicago, Illinois 60605. Through our wholly-owned subsidiary, Chicago Options Exchange Building Corporation, we own the building in which our principal offices are located and occupy approximately 350,000 square feet of this building. We also lease 23,828 square feet of office space at 111 West Jackson Boulevard, Chicago, Illinois which houses our Regulatory Division. The lease on this space expires in 2014 and contains an option to renew for an additional two years. In addition, the Company maintains a New York representative office at 61 Broadway, New York, New York 10006. That lease on 2,881 square feet expires in 2012 and contains an option to renew for an additional five years. We also lease 3,300 square feet of space outside the City of Chicago for our disaster recovery facility. The lease on that facility expires in June 2011. Finally, we lease 2,022 square feet of space located in Secaucus, New Jersey for C2, our all-electronic options exchange. The lease on that space expires in 2013 and includes an option to renew for two additional years.

        We believe the space we occupy is sufficient to meet our current and future needs.

Item 3.    Legal Proceedings

        As of December 31, 2010, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of any of our current legal proceedings or claims is not expected to individually or in the aggregate materially affect our financial condition.

  Index Options Litigation

        On November 15, 2006, the Company, The McGraw-Hill Companies, Inc. ("McGraw-Hill") and CME Group Index Services, LLC (substituted for Dow Jones & Co.) ("Dow Jones") asserted claims in the Circuit Court of Cook County, Illinois against ISE and its parent company ("ISE"), seeking a declaration to prevent ISE from offering SPX and DJX options and to prevent OCC from issuing and clearing such options. ISE filed a lawsuit on November 2, 2006 in the United States District Court for the Southern District of New York, seeking a declaration that the rights asserted by McGraw-Hill and Dow Jones are preempted by federal law. The Illinois court has permanently restrained and enjoined ISE from listing or providing an exchange market for the trading of SPX and DJX options and enjoined OCC from issuing, clearing or settling the exercise of such ISE options. ISE and OCC have appealed this ruling. The New York action is currently pending, but has been stayed in light of the Illinois action.

  Patent Litigation

  ISE

        On November 22, 2006, ISE filed an action in the United States District Court for the Southern District of New York claiming that CBOE's Hybrid trading system infringes ISE's U.S. Patent No. 6,618,707 ("the '707 patent"). On January 31, 2007, CBOE filed an action in federal court in the Northern District of Illinois seeking a declaratory judgment that the '707 patent was not infringed, not valid and/or not enforceable against CBOE. The New York case was transferred to the Northern District of Illinois on August 9, 2007.

        The Court issued a construction of the claims of the '707 patent, on the basis of which CBOE has filed a dispositive motion for noninfringement. On March 2, 2011, the Court granted CBOE's summary judgment motion and entered judgment in favor of CBOE. ISE has filed a Notice of Appeal.

        On October 8, 2010, C2 filed a complaint in federal court in the Northern District of Illinois against ISE seeking a declaratory judgment that ISE's U.S. Patent No. 6,618,707, which is directed towards an automated exchange for trading derivative securities, is not infringed, not valid and not enforceable against C2. ISE has moved to dismiss C2's complaint. ISE's motion is pending.

  Realtime

        In July 2009, Realtime Data, LLC filed a complaint in the United States District Court for the Eastern District of Texas claiming that CBOE, certain other exchanges and the Options Price Reporting Authority (OPRA) infringed four Realtime patents by using, selling or offering for sale data compression products or services allegedly covered by those patents.

        Additionally, on May 11, 2010, Realtime filed a complaint in the same federal court against CBOE, OPRA and certain other exchanges claiming that they infringe another Realtime patent by using, selling or offering for sale data compression and decompression products or services allegedly covered by that patent. On August 17, 2010, Realtime filed a complaint in federal court against CBOE, OPRA and certain other exchanges alleging that they infringe an additional Realtime patent by making, using, selling, and/or offering for sale, one or more financial data compression and decompression products and/or services allegedly covered by that patent. These lawsuits have been consolidated with the prior pending case.

        CBOE's motion to dismiss for lack of personal jurisdiction is currently pending. In addition, the Defendants have appealed a decision denying a request to transfer the matter to the United States District Court for the Southern District of New York. The appeal is pending.

  Last Atlantis Litigation

        On November 7, 2005, a complaint was filed by certain market participants against CBOE, three other options exchanges and 35 market maker defendant groups (the "Specialist Defendants") in the United States District Court for the Northern District of Illinois. The complaint alleged that CBOE and the other exchange defendants allowed the Specialist Defendants to discriminate against the plaintiffs' electronic orders, allowed the Specialist Defendants to violate CBOE's Rules and the rules of the SEC, and falsely represented and guaranteed that electronically entered orders would be executed immediately. Plaintiffs sought unspecified compensatory damages, related injunctive relief, attorneys' fees and other fees and costs.

        The Court has dismissed the claims against CBOE and entered judgment in favor of it. The Court, however, has continued the litigation with respect to certain of the plaintiffs and some of the Specialist Defendants. The plaintiffs will be able to appeal the dismissal of their claims against CBOE after the disposal of the remaining claims.

  Other

        As a self-regulatory organization under the jurisdiction of the SEC, with respect to CBOE and C2, and as a designated contract market under the jurisdiction of the Commodity Futures Trading Commission ("CFTC"), with respect to CFE, we are subject to routine reviews and inspections by the SEC and the CFTC. We are also currently a party to various other legal proceedings including those already mentioned. Management does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on our consolidated financial position, results of operations or cash flows.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class A and Class B Common Stock

        On June 18, 2010, CBOE converted from a non-stock corporation owned by its Members into a stock corporation that is a wholly-owned subsidiary of CBOE Holdings. In the restructuring transaction, each Exchange Seat on June 18, 2010 converted into 80,000 shares of Class A common stock of the Company. Exchange Seat owners received a total of 74,400,000 shares of Class A common stock of CBOE Holdings in the restructuring transaction. In addition, certain persons who satisfied the qualification requirements set forth in the Settlement Agreement received a total of 16,333,380 shares of Class B common stock of CBOE Holdings.

        Immediately following the issuance of the Class A and Class B common stock, the board of directors of CBOE Holdings declared and paid a special dividend of $1.25 per outstanding share of Class A and Class B common stock, or $113.4 million in the aggregate.

        The initial public offering consisted of 13,455,000 shares of unrestricted common stock, including 2,085,774 shares of unrestricted common stock sold by the selling stockholders, for a price of $29.00 per share, which began trading on June 15, 2010, and was completed on June 18, 2010. Upon consummation of the initial public offering, shares of Class A and Class B common stock not converted into unrestricted common and sold in the initial public offering automatically converted into 44,323,803 shares of Class A-1 common stock and 44,323,803 shares of Class A-2 common stock.

Class A-1 and A-2 Common Stock

        The Class A-1 and A-2 common stock had all the same rights and privileges as the Unrestricted Common Stock; however, the Class A-1 and A-2 common stock were subject to certain transfer restrictions that applied for 180 days and 360 days, respectively, following the initial public offering on June 18, 2010. As a result of the restrictions, neither the Class A-1 nor Class A-2 common stock was exchange listed nor were there any reported quotations of such shares. The transfer restrictions on the Class A-1 common stock lapsed on December 15, 2010, and all shares of Class A-1 common stock then outstanding automatically converted into shares of the Company's Unrestricted Common Stock. As of January 21, 2011, there were approximately 1,110 holders of record of our Class A-2 common stock.

        Cash dividends of $0.10 per share of Class A-1 and Class A-2 common stock were declared on August 4, 2010 and November 1, 2010 and were paid on September 24, 2010 and December 24, 2010, respectively.

        On February 8, 2011, the Company's Board of Directors declared a dividend of $0.10 per share of unrestricted common stock and Class A-2 common stock. The dividend is payable on March 25, 2011 to stockholders of record on the close of business on March 4, 2011.

Unrestricted Common Stock

        The Company's Unrestricted Common Stock is listed on the NASDAQ Global Select Market under the trading symbol CBOE. As of January 21, 2011, there were approximately 592 holders of record of our Unrestricted Common Stock.

        The following table sets forth the high and low sales prices by quarter, since our initial public offering, for shares of our Unrestricted Common Stock as reported on NASDAQ:

	Price Range
			Cash Dividends per Share
Calendar Period	High	Low
2010
Second Quarter	$34.18	$30.76	$—
Third Quarter	32.50	19.60	0.10
Fourth Quarter	25.30	19.83	0.10
2011
Through March 4, 2011	29.77	22.43	0.10

Dividends

        Each share of Unrestricted Common Stock, Class A-2 Common Stock and unvested restricted stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company.

        The Company's expectation is to continue to pay dividends, with any such dividend based on prior year's net income adjusted for unusual items. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our board of directors deems relevant. Future credit facilities, other future debt obligations and statutory provisions, may limit, or in some cases prohibit, our ability to pay dividends.

        As a holding company, the Company's ability to declare and pay dividends in the future with respect to its common stock will also be dependent upon the ability of its subsidiaries to pay dividends and make payments to the Company under applicable corporate law.

Outstanding Restricted Stock

        On January 13, 2010, the board approved the Amended and Restated CBOE Holdings, Inc. Long Term Incentive Plan (the "LTIP"). The LTIP provides that an aggregate of 2,489,039 shares of the Company's common stock are reserved for issuance to participants under the LTIP. As of February 28, 2011, the Company had outstanding grants of restricted stock covering 2,196,211 shares of its common stock. The restricted stock granted is entitled to participate in any dividends granted on the unrestricted common stock.

Recent Sales of Unregistered Securities

        None.

Use of Proceeds

        The net offering proceeds from our initial public offering on June 18, 2010 had been invested in a mix of highly rated institutional money market funds and U.S. Treasury securities. On November 24, 2010, the Company completed the planned tender offers described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        On November 29, 2010, the Company completed two concurrent tender offers for 5,983,713 shares of Class A-1 common stock and 5,983,713 shares of Class A-2 common stock at a purchase price of $25.00 per share. The purpose of the tender offers were to allow our Class A-1 and A-2 stockholders to obtain liquidity for a certain portion of their shares. The net proceeds received from our initial public offering were used to purchase the shares of Class A-1 and A-2 common stock in the tender offer. Subsequent to the closing of the tender offers and automatic conversion of Class A-1 common stock, 31,723 shares of Unrestricted common stock and 18,746 shares of A-2 common stock were purchased by the Company due to clerical adjustment.

        Purchases in the three months ended December 31, 2010, including the tender offers for the Class A-1, Class A-2 and Unrestricted common stock, were as follows:

Class A-1 Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 - October 31, 2010	—	$—	—	—
November 1, 2010 - November 30, 2010	5,983,713	25.00	5,983,713	—
December 1, 2010 - December 31, 2010	—	—	—	—

Totals	5,983,713		5,983,713

Class A-2 Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 - October 31, 2010	—	$—	—	—
November 1, 2010 - November 30, 2010	5,983,713	25.00	5,983,713	—
December 1, 2010 - December 31, 2010	18,746	25.00	—	—

Totals	6,002,459		5,983,713

Unrestricted Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 - October 31, 2010	—	$—	—	—
November 1, 2010 - November 30, 2010	—	—	—	—
December 1, 2010 - December 31, 2010	31,723	25.00	—	—

Totals	31,723		—

Stockholder Return Performance Graph

        The following graph compares the cumulative six-month total return provided to stockholders on our Unrestricted Common Stock against the return of the S&P Midcap 400 Index and a customized peer group that includes CME Group Inc., IntercontinentalExchange Inc., NYSE Euronext, The NASDAQ OMX Group Inc. and CBOE Holdings. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Unrestricted Common Stock, the index and the peer group on June 15, 2010, and its performance is tracked through December 31, 2010.

Comparison of Cumulative Total Return of the
Company, Peer Groups, Industry Indexes and/or Broad Markets

COMPARISON OF 6 MONTH CUMULATIVE TOTAL RETURN*
Among CBOE Holdings, Inc., the S&P Midcap 400 Index
and a Peer Group

*
$100 invested on 6/15/10 in stock or 5/31/10 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	6/10(1)	6/10(2)	7/10	8/10	9/10	10/10	11/10	12/10
CBOE Holdings, Inc.	100.00	100.18	81.87	64.36	61.97	74.24	73.56	70.98
S&P Midcap 400	100.00	93.45	99.90	94.97	105.70	109.35	112.60	119.98
Peer Group	100.00	92.13	90.68	81.74	86.41	95.34	92.92	101.78

(1)
Reflects the date of the Company's initial public offering, June 15, 2010

(2)
Reflects the value at June 30, 2010

Item 6.    Selected Financial Data

        We derived the selected financial data set forth below for the years ended December 31, 2007 and 2006 and as of December 31, 2008, 2007 and 2006 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The following table shows selected financial data of the Company that should be read together with, the Consolidated Financial Statements and corresponding notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K:

	Year Ended December 31,
	2010	2009	2008	2007	2006(1)
	(In thousands, except per share amounts)
Income Statement Data:
Total operating revenues(2)	$437,104	$426,082	416,783	344,270	253,243
Total operating expenses	269,763	248,497	229,473	207,804	185,081

Operating income	167,341	177,585	187,310	136,466	68,162

Total other income/(expense)	(2,718)	(355)	6,097	3,485	3,865

Income before income taxes	164,623	177,230	193,407	139,951	72,027
Income tax provision	65,227	70,779	78,119	56,783	29,919

Net income	$99,396	$106,451	$115,288	$83,168	$42,108

Net income allocated to common stockholders(3)	$98,166	$106,451	$115,288	$83,168	$42,108

Net income per share allocated to common stockholders:
Basic	$1.03	$1.17	$1.27	$0.92	$0.46
Diluted	1.03	1.17	1.27	0.92	0.46
Cash dividends per share paid on Class A and B Common Stock	1.25	—	—	—	—
Cash dividends per share post-restructuring and demutualization	0.20	—	—	—	—
Balance Sheet Data:
Total assets	$254,112	$571,948	$496,139	$341,695	$255,826
Total liabilities	78,238	383,814	114,479	75,328	72,437
Total stockholders'/members equity	175,874	188,134	381,660	266,367	183,389
Average daily volume by product(4)
Equity options	2,273	2,519	2,387	1,996	1,556
Index options	1,071	884	1,026	918	628
Options on exchange-traded funds	1,097	1,100	1,304	849	504

Total options average daily volume	4,441	4,503	4,717	3,763	2,688
Futures	17	5	5	4	2

Total average daily volume	4,458	4,508	4,722	3,767	2,690

(1)
On January 1, 2006, CBOE began operating its business on a for-profit basis.

(2)
In December 2009, we recognized as revenue $24.1 million of access fees assessed and collected in 2008 and 2007, which were included in deferred revenue pending the final, non-appealable resolution of the Delaware Action.

(3)
Net income per share allocated to common stockholders, for each period is calculated by dividing net income for each of the periods as if the restructuring transaction had occurred at the beginning of the respective period and for the period ending December 31, 2010, the weighted average of shares issued in the initial public offering and subsequent tender offers.

(4)
Average daily volume equals the total contracts traded during the period divided by the number of trading days in the period.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. See "Risk Factors" and "Forward-Looking Statements" above.

Overview

        The primary business of the Company is the operation of markets for the trading of listed options contracts for three broad product categories: the stocks of individual corporations (equity options), various market indexes (index options) and securitized baskets of equity (exchange-traded funds or ETF's). We offer trading access for listed options from a single electronic platform and on our trading floor in Chicago. This integration of electronic trading markets and traditional open outcry markets into a single market is offered through our Hybrid trading model operating on a proprietary technology platform known as CBOEdirect. CBOEdirect is the technology platform for all of our exchanges.

        The Company reports the results of its operations in one reporting segment comprised of CBOE, C2 and CFE.

Restructuring Transaction

        On June 18, 2010, CBOE converted from a non-stock corporation owned by its Members into a stock corporation that is a wholly-owned subsidiary of CBOE Holdings. In the restructuring transaction, each Exchange Seat owned by a CBOE Member on June 18, 2010 converted into 80,000 shares of Class A common stock of CBOE Holdings. Seat owners received a total of 74,400,000 shares of Class A common stock of CBOE Holdings in the restructuring transaction. In addition, certain persons who satisfied the qualification requirements set forth in the Settlement Agreement received a total of 16,333,380 shares of Class B common stock of CBOE Holdings on June 18, 2010.

        Immediately following the issuance of the Class A and Class B common stock, the board of directors of CBOE Holdings declared and paid a special dividend of $1.25 per outstanding share of Class A and Class B common stock, or $113.4 million in the aggregate.

        The initial public offering of 13,455,000 shares of unrestricted common stock, including 2,085,774 shares of unrestricted common stock sold by the selling stockholders, for a price of $29.00 per share, was completed on June 18, 2010. Net proceeds to the Company after deducting underwriter's fees and commissions and other related expenses were $301.2 million. Costs directly associated with the Company's initial public offering were recorded as a reduction of the gross proceeds received in arriving at the amount recorded in additional paid-in capital.

        Upon consummation of the initial public offering, shares of Class A and Class B common stock not converted into unrestricted common and sold in the initial public offering automatically converted into 44,323,803 shares of Class A-1 common stock and 44,323,803 shares of Class A-2 common stock.

        The restructuring transaction completed on June 18, 2010, converted CBOE from a non-stock company with Members into a wholly-owned subsidiary of CBOE Holdings, a corporation with stockholders. Members that owned an Exchange Seat became stockholders of CBOE Holdings. Following the restructuring transaction, access to CBOE, C2 and CFE is made available through trading permits rather than through the ownership of memberships (see "Business—Trading Permit Holders").

Tender Offers

        On November 24, 2010, the Company completed two concurrent tender offers for 5,983,713 shares of Class A-1 common stock and 5,983,713 shares of Class A-2 common stock at a purchase price of $25.00 per share. The purpose of the tender offers were to allow Class A-1 and A-2 stockholders to obtain liquidity for a certain portion of their shares. The net proceeds received from our initial public offering were used to purchase the shares of Class A-1 and A-2 common stock in the tender offers.

Conversion of A-1 and A-2 common stock

        On December 15, 2010, 38,340,090 issued and outstanding shares of Class A-1 common stock automatically converted into one share of unrestricted common stock. Each issued and outstanding share of Class A-2 common stock will automatically convert into one share of unrestricted common stock on June 13, 2011.

Components of Operating Revenues

  Transaction Fees

        The primary and largest source of operating revenues is transaction fee revenue. Transaction fee revenue is a function of three variables: (1) exchange fee rates; (2) trading volume; and (3) transaction mix between contract type. Because trading fees are assessed on a per contract basis, exchange fee revenue is highly correlated to the volume of contracts traded on the Company's exchanges. While exchange fee rates are established by the Company, trading volume and transaction mix are primarily influenced by factors outside its control. These external factors include price volatility in the underlying securities and national and international economic and political conditions. Recently, the SEC published for comment proposed rule amendments that, if adopted as proposed, would place a $0.30 per contract side limit on the total access fees that an exchange may charge for the execution of an order against a quotation that is the best bid or best offer of such exchange in a listed option. If the proposed rules are adopted as proposed, or are adopted in a form substantially similar to that proposed, they would reduce transaction fees materially. (See "Business—Regulatory Environment and Compliance—Recent Developments—Fee Caps.")

        Revenue is recorded as transactions occur on a trade-date basis. Transaction fee revenue accounted for 75.5%, 73.8% and 82.5% of total operating revenues for the year ended December 31, 2010, 2009 and 2008, respectively. The main option categories traded are equities, indexes and exchange-traded funds (ETFs). The equity options category reflects trading in options contracts on the stocks of individual companies. The index options category reflects trading in index options contracts on market indexes and on the interest rates of U.S. Treasury securities. ETFs options are baskets of stocks designed to generally track an index, but which trade like individual stocks.

        The following chart illustrates total options trading volumes during the last three years:

	2010	2009	2008
Equities	572,688,137	634,710,477	604,024,956
Indexes	269,989,511	222,787,514	259,499,726
Exchange-traded funds	276,362,700	277,266,218	329,830,388

Total	1,119,040,348	1,134,764,209	1,193,355,070

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

        While there is no certainty, we expect that the industry-wide and Company-specific factors that contributed to past volume changes will continue to contribute to future volume changes. Therefore, if these same factors continue to exist, we may experience similar changes in contract trading volume. However, additional factors may arise that could offset future increases in contract trading volume or result in a decline in contract trading volume, such as new or existing competition or other events. Accordingly, recent contract trading volume history may not be an indicator of future contract trading volume.

  Access Fees

        On July 1, 2010, the Company began charging monthly fees to Trading Permit Holders under the new trading access program. Under the new program, CBOE charges monthly access fees to all Trading Permit Holders. The trading access program could be impacted by seasonality and market fluctuations that affect trading volume.

        Prior to July 1, 2010, access fees represented fees assessed to Temporary Members and interim Trading Permit Holders for the right to trade at CBOE and dues charged to Members. The fees assessed Temporary Members and interim Trading Permit Holders were based on average lease rates and the number of temporary access points and interim trading permits.

        In 2009, access fees revenue primarily resulted from the recognition of Temporary Member access fees collected in 2007 and 2008 that were deferred until the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement.

        Access fees accounted for 9.5%, 10.6% and 1.4% of total operating revenues for the year ended December 31, 2010, 2009 and 2008, respectively.

  Exchange Services and Other Fees

        To facilitate trading, the Company offers trading floor space, technology services, terminal and other equipment rentals, maintenance services and telecommunications services. Trading floor and equipment rentals are generally on a month-to-month basis. Facilities, systems services and other fees are generally monthly fee-based, although certain services are influenced by trading volume or other defined metrics, while others are based solely on demand. Exchange services and other fees accounted for 3.9%, 5.3% and 5.9% of total operating revenues for the year ended December 31, 2010, 2009 and 2008, respectively. Revenue from exchange services and other fees has been flat to trending down as a greater number of market participants access our exchanges through electronic means rather than in an open outcry environment.

  Market Data Fees

        Market data fees represent income derived from the sale of our transaction information through the Options Price Reporting Authority ("OPRA") and the Company's market data services. OPRA is not consolidated with the Company. OPRA gathers market data from various options exchanges, including CBOE and C2, and, in turn, disseminates this data to third parties who pay fees to OPRA to access the data. We are members of a management committee with other member exchanges that administer the OPRA limited liability agreement. Revenue generated by OPRA from the dissemination of market data is shared among OPRA members according to the relative number of trades executed by each of the member exchanges as calculated each quarter. A trade consists of a single transaction, but may consist of several contracts. Each member exchange's share of market data revenue generated by OPRA is calculated on a per trade basis and is not based on the underlying number of contracts.

The Company also derives revenue from the direct sale of a wide range of current and historical market data. Market data fees accounted for 4.9%, 4.8% and 5.1% of total operating revenues for the year ended December 31, 2010, 2009 and 2008, respectively.

  Regulatory Fees

        Regulatory fees are charged to Trading Permit Holders in support of our regulatory responsibilities as self regulatory organizations under the Exchange Act. Historically, most of this revenue was based on the number of registered representatives that a CBOE member firm maintained. Beginning on March 1, 2009, CBOE began charging the Options Regulatory Fee instead, under which fees are based on the number of customer contracts executed by each firm. This source of revenue could decline in the future if the number of customer contracts executed by Trading Permit Holder declines and rates are not increased or if our costs to perform our regulatory responsibilities stabilize or decrease. Regulatory fees accounted for 3.5%, 3.6% and 2.6% of total operating revenues for the year ended December 31, 2010, 2009 and 2008, respectively.

  Other Revenue

        Other revenue accounted for 2.7%. 1.9% and 2.5% of our total operating revenues for the year ended December 31, 2010, 2009 and 2008, respectively. The following sub-categories are the primary sources of revenue within other revenues:

  •
  Revenue associated with advertisements through our corporate web site, www.CBOE.com;

  •
  Rental of commercial space in the lobby of our building;

  •
  Revenue generated through our order routing cancel fee;

  •
  Revenue derived from fines assessed for rule violations; and

  •
  Other sources of revenue.

Components of Operating Expenses

        Most of our expenses do not vary directly with changes in our trading volume except royalty fees and trading volume incentives. We remain focused on managing expense growth to drive greater operating leverage and continue to explore opportunities to expand our margins.

  Employee Costs

        Employee costs is our most significant expense and includes employee wages, stock-based compensation, bonus expense, benefits and employer taxes. Salaries and benefits represent our largest expense category and tend to be driven by both our staffing requirements and the general dynamics of the employment market. Stock-based compensation is a non-cash expense related to restricted stock grants. Stock-based compensation varies depending on the quantity and fair value of the award on the date of grant and the related service period.

  Depreciation and Amortization

        Depreciation and amortization expenses results from the depreciation of long-lived assets purchased and the amortization of purchased and internally developed software.

  Data Processing

        Data processing expense consists primarily of costs for network connections to our electronic trading platforms and market data customers.

  Outside Services

        Outside services consists primarily of consulting services, which include: the supplementation of staff for activities primarily related to systems development and maintenance and legal and accounting services.

  Royalty Fees

        Royalty fees primarily consist of license fees paid on proprietary products based on current volume levels. The Company has licenses with Standard & Poor's Corporation, Dow Jones & Co., NASDAQ and Frank Russell Co.

  Trading Volume Incentives

        Trading volume incentives consists primarily of two components: a market linkage program intended to encourage the routing of customer orders to CBOE and an incentive for market-makers for transactions in a Penny Pilot class.

        The market linkage program is intended to encourage broker-dealers to route customer orders to CBOE rather than to our competitors and provides our liquidity providers the opportunity to quote on the order while saving customers the execution fee they would otherwise incur by routing directly to a competing exchange. If a competing exchange quotes a better price, we route the customer's order to that exchange and pay the associated costs. Regardless of whether the transaction is traded at our exchanges, the order flow potential enhances our overall market position and participation and provides cost savings to customers. Market linkage expenses vary based on the volume of contracts linked to other exchanges and fees charged by other exchanges. Costs incurred to send certain orders to other exchanges are passed-through to the original order sending firm.

        CBOE provides an incentive to market-makers for transactions in a Penny Pilot class. To qualify for the incentive, 60% of the market-maker's quotes in that class in the prior period must be on one side of the National Best Bid and Offer (NBBO).

  Travel and Promotional Expenses

        Travel and promotional expenses primarily consists of advertising, costs for special events, office related costs for supplies and travel for company staff.

  Facilities Costs

        Facilities costs primarily consists of expenses related to owned and leased properties including rent, maintenance, utilities, real estate taxes and telecommunications costs for the Company.

  Other Expenses

        Other expenses represent costs we incur on other expenses necessary to support our operations but are not included in the above categories.

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

  •
  Net loss from investment in affiliates includes losses from our investment in OneChicago, LLC (OneChicago) and impairments recorded on investments in affiliates.

  •
  Other borrowing costs are associated with a $150 million senior credit facility. These costs primarily represent commitment fees paid on the unused portion of the facility and the amortization of deferred financing costs.

Critical Accounting Policies and Estimates

        The preparation of the Company's consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

        We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations." For a detailed discussion on the application of these and other accounting policies, see Note 2 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

  Revenue Recognition

        Transaction fees revenue is considered earned upon the execution of the trade recognized on a trade date basis and presented net of applicable volume discounts. In the event liquidity providers prepay for transaction fees, revenue is recognized based on the attainment of volume thresholds resulting in the amortization of the prepayment over the calendar year. Access fee revenue is recognized during the period the service is provided and assurance of collectability is provided. Exchange services and other fees revenue is recognized during the period the service is provided. Market data fees from OPRA are allocated based upon the share of total options transactions cleared for each of the OPRA members and is received quarterly. Estimates of OPRA's quarterly revenue are made and accrued each month. Revenue from our market data services are recognized in the period the data is provided. Regulatory fees are primarily assessed based upon customer contracts cleared by Trading Permit Holders and are recognized during the period the service is rendered.

  Software Development

        The Company accounts for software development costs under ASC 350, Intangibles—Goodwill and Other (ASC 350). We expense software development costs as incurred during the preliminary project stage, while capitalizing costs incurred during the application development stage, which includes design, coding, installation and testing activities.

  Income Taxes

        Deferred income taxes are determined in accordance with ASC 740, Income Taxes ("ASC 740"), and arise from temporary differences between the tax basis and book basis of assets and liabilities. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reversed. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. The Company files tax returns for federal, state and local income tax purposes. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

        If the Company considers that a tax position is "more-likely-than-not" of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex, and the Company often obtains assistance from external advisors. To the extent that the Company's estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company's consolidated statements of income and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits.

  Recent Accounting Pronouncements

        There are no new accounting pronouncements that would materially impact the Company's financial position, results of operations or statement of cash flows.

Year ended December 31, 2010 compared to the year ended December 31, 2009

Overview

        The following summarizes changes in financial performance for the year ended December 31, 2010 compared to 2009.

	2010	2009	Inc./(Dec.)	Percent Change
	(dollars in millions)
Total operating revenues	$437.1	$426.1	$11.0	2.6%
Total operating expenses	269.8	248.5	21.3	8.6%
Operating income	167.3	177.6	(10.3)	(5.8)%
Total other income/(expense)	(2.7)	(0.4)	2.3	575.0%
Income before income taxes	164.6	177.2	(12.6)	(7.1)%
Income tax provision	65.2	70.8	(5.6)	(7.9)%

Net income	$99.4	$106.4	$(7.0)	(6.6)%

Net income allocated to common stockholders	$98.2	$106.4	$(8.2)	(7.7)%

Operating income percentage	38.3%	41.7%
Net income percentage	22.7%	25.0%
Diluted—net income per share allocated to common stockholders	$1.03	$1.17

  •
  The Company's market share of total options contracts traded on U.S. exchanges was 28.6% for the year ended December 31, 2010 compared to 31.4% for the year ended December 31, 2009.

  •
  Total operating revenues increased due to higher transaction fees, market data fees and other revenues, partially offset by decreases in access fees and exchange services and other fees.

  •
  In 2009, the Company recorded revenue of $38.3 million in access fees and $2.1 million of expense as a result of the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement.

  •
  Total operating expenses increased primarily due to increases in employee costs and royalty fees, partially offset by decreases in trading volume incentives and data processing costs.

  •
  Total other income/(expense) increased primarily due to the recognition of an impairment in the Company's investment in OneChicago of $1.6 million and a reduction in interest income.

Significant Events in 2010

        On October 29, 2010, C2, the Company's new all-electronic exchange, initiated operations. C2 operates under a separate exchange license, with its own board of directors, rules, connectivity, systems architecture and access structure. C2 employs a maker-taker fee schedule and a modified price-time algorithm for multi-listed classes.

        On July 1, 2010, the Company began charging monthly fees to Trading Permit Holders under a new trading access program.

        On June 18, 2010, the Company finalized the restructuring transaction and settled all obligations pursuant to the Settlement Agreement, including the payment of $300 million to Exercise Member Claimants.

        On June 18, 2010, CBOE Holdings declared and paid a special dividend of $113.4 million following the issuance of the Class A common stock in the restructuring transaction and Class B common stock pursuant to the Settlement Agreement.

        The initial public offering of 13,455,000 shares of unrestricted common stock, including 2,085,774 shares of unrestricted common stock sold by the selling stockholders, for a price of $29.00 per share, was completed on June 18, 2010. Net proceeds to the Company after deducting underwriter's fees and commissions and other related expenses were $301.2 million.

        On June 15, 2010, trading commenced on the NASDAQ Global Select Market under the trading symbol CBOE.

Operating Revenues

        Total operating revenues for the year ended December 31, 2010 were $437.1 million, an increase of $11.0 million, or 2.6%, compared with the prior year. The following summarizes changes in total operating revenues for the year ended December 31, 2010 compared to 2009.

	2010	2009	Inc./(Dec.)	Percent Change
	(in millions)
Transaction fees	$330.3	$314.5	$15.8	5.0%
Access fees	41.4	45.1	(3.7)	(8.2)%
Exchange services and other fees	16.9	22.6	(5.7)	(25.2)%
Market data fees	21.3	20.5	0.8	3.9%
Regulatory fees	15.3	15.2	0.1	0.7%
Other revenue	11.9	8.2	3.7	45.1%

Total operating revenues	$437.1	$426.1	$11.0	2.6%

  Transaction Fees

        Transaction fees increased 5.0% to $330.3 million for the year ended December 31, 2010, representing 75.6% of total operating revenues, compared with $314.5 million for the prior-year period, or 73.8% of total operating revenues. This increase was largely driven by a 6.1% increase in average transaction fee per contract partially offset by a decrease in trading volume of 1.1%. The following summarizes transaction fees by product for 2010 compared to 2009.

	2010	2009	Inc./(Dec.)	Percent Change
	(in millions)
Equities	$100.6	$115.2	$(14.6)	(12.7)%
Indexes	159.4	126.4	33.0	26.1%
Exchange-traded funds	62.7	70.6	(7.9)	(11.2)%

Total options transaction fees	322.7	312.2	10.5	3.4%

Futures	7.6	2.3	5.3	230.4%

Total transaction fees	$330.3	$314.5	$15.8	5.0%

  Trading Volume

        The Company's average daily trading volume ("ADV") was 4.46 million contracts in 2010, down 1.1% compared with 4.51 million for 2009. Total trading days in 2010 and 2009 were two hundred and fifty-two. The following summarizes changes in total trading volume and ADV by product for 2010 compared to 2009.

	2010		2009
					Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
	(in millions)
Equities	572.7	2.27	634.7	2.52	(9.8)%	(9.9)%
Indexes	270.0	1.07	222.8	0.88	21.2%	21.6%
Exchange-traded funds	276.3	1.10	277.3	1.10	(0.4)%	(0.0)%

Total options contracts	1,119.0	4.44	1,134.8	4.50	(1.4)%	(1.3)%

Futures contracts	4.4	0.02	1.2	0.01	266.7%	266.7%

Total contracts	1,123.4	4.46	1,136.0	4.51	(1.1)%	(1.1)%

  Average transaction fee per contract

        The average transaction fee per contract was $0.294 in 2010, an increase of 6.1% compared with $0.277 in 2009. Average transaction fee per contract represents transaction fees divided by total contracts. In general, the Company faces continued downward pressure on transaction fees in the markets in which we compete. The following summarizes average transaction fee per contract by product for 2010 compared to 2009.

	2010	2009	Percent Change
Equities	$0.176	$0.181	(2.8)%
Indexes	0.591	0.567	4.2%
Exchange-traded funds	0.227	0.255	(11.0)%

Total options average transaction fee per contract	0.288	0.275	4.7%
Futures	1.723	1.990	(13.4)%

Total average transaction fee per contract	$0.294	$0.277	6.1%

        There are a number of factors that have contributed to the increase in our average transaction fee per contract in 2010 compared to 2009. These include:

  •
  Product mix—The increase in the average transaction fee per contract reflects a shift in the volume mix by product. Indexes accounted for 24.2% and 19.6% of total options contracts in 2010 and 2009, respectively. This product category represents the Company's highest-margin option product, and its volume contributed to the increase in the total average transaction fee per contract.

  •
  Premium index products—We believe our premium index products warrant the same or higher pricing for customer and voluntary professional orders as our market-maker, member firm and broker-dealer orders and for all non-public customer transactions. These products include options on all licensed and proprietary index options and futures. Contract volume in premium products increased in 2010 compared with 2009, primarily due to a 13.2% and 87.4% increase in SPX and VIX options, respectively. As a percentage of total index options volume for the years ended December 31, 2010 and 2009, SPX and VIX accounted for 64.9% and 23.1%, respectively and 69.5% and 15.0%, respectively. As a percentage of total index options transaction fees for the years ended December 31, 2010 and 2009, SPX and VIX accounted for 70.0% and 18.8%, respectively, and 73.3% and 12.4%, respectively.

  •
  New order type—In 2010, CBOE implemented a new order type, referred to as "Professional." The purpose of the new order type is to distinguish between those public customer orders routed to CBOE that are for non-professional, retail investors and those public customer orders that are for persons or entities that have access to information and technology that enables them to professionally trade listed options in the same manner as a broker-dealer. In the prior year, CBOE did not charge transaction fees for these types of orders as they were included in the order type "Customer."

  •
  Impact of clearing firm sliding scale—CBOE has a program that, based on attainment of certain volume levels, allows clearing firms to be assessed reduced transaction fees within a specific month. The program provides for a reduction of transaction fees at five distinct volume levels. Each level achieved provides a further reduction in transaction fees. The clearing firm sliding scale applies to clearing firm Trading Permit Holders' proprietary orders in all products except for certain excluded orders. For the year ended December 31, 2010, the number of transactions that occurred at a lower price on the clearing firm sliding scale increased compared to the prior-year period due to an increase in permit holders qualifying for the reduced fees, an increase in the number of contracts traded by those permit holders and an increase in the number of contracts traded by the permit holders achieving the highest level of reduced fees. We believe the increase in qualifying permit holders and contracts qualifying for the largest fee reduction negatively impacted average transaction fee per contract in general and was the primary contributor to the decrease in the per contract fee received for equities.

  •
  99 or less contracts—Effective May 2009, CBOE waived transaction fees for customer orders of 99 contracts or less in the exchange-traded fund category. We believe the waived contract fees are a contributing factor to the reduction of average transaction fee per contract for exchange-traded funds for the year ended December 31, 2010 as compared to the same period in 2009.

        We have and will continue to change our fees in the future in light of the competitive pressures in the options industry. These future fee changes may increase or decrease our average transaction fee per contract. Our average transaction fee may also increase or decrease based on changes in trading patterns of market-makers and order-flow providers which is based on factors not in our control. Our average transaction fee will also change if proposed SEC rule changes are adopted as proposed.

        At December 31, 2010, there were approximately 95 CBOE clearing firms, two of which cleared a combined 48% of our billings collected through the OCC in 2010. The next largest clearing firm accounted for approximately 5% of our billings collected through the OCC. No one affiliate of either of the top two clearing firms represented more than 15% of that revenue in 2010 or 2009. Should a clearing firm withdraw from CBOE, we believe the affiliate portion of that firm's trading activity would likely transfer to another clearing firm. Therefore, we do not believe CBOE is exposed to a significant risk from the loss of revenue received from a particular clearing firm.

        The two largest clearing firms, mentioned above, clear the majority of the market-maker sides of transactions at CBOE, and at all of the U.S. options exchanges. If either of these firms were to withdraw from the business of market-maker clearing, and market-makers were unable to make new clearing arrangements, this could create significant disruption to the U.S. options markets, including CBOE.

  Access Fees

        Access fees for the year ended December 31, 2010 decreased to $41.4 million from $45.1 million in the comparable prior year period, representing 9.5% and 10.6% of total operating revenues for 2010 and 2009, respectively.

        Subsequent to the restructuring transaction and initial public offering, a new access fee structure was implemented and access fees under the new structure were assessed to Trading Permit Holders beginning on July 1, 2010. Prior to July 1, 2010, the Company only charged access fees to Temporary Members and participants in the interim trading permit program. Under the new program, the Company charges monthly access fees to all Trading Permit Holders.

        In 2009, access fees revenue primarily resulted from the recognition of $38.3 million in Temporary Member access fees due to the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement and $5.8 million in interim trading permit revenue. The $38.3 million includes $24.1 million of fees collected in 2008 and 2007, included in deferred revenue at December 31, 2008, pending final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. These amounts were partially offset by $1.9 million paid by CBOE to compensate Members for unleased memberships in accordance with the interim trading permit program. CBOE instituted the interim trading permit program and lessor compensation plan in July 2008.

  Exchange Services and Other Fees

        Exchange services and other fees for the year ended December 31, 2010 decreased 25.2% to $16.9 million from $22.6 million in the comparable period in the prior year, representing 3.9% and 5.3% of total operating revenues for 2010 and 2009, respectively. The decrease can primarily be attributed to the elimination of Hybrid electronic quoting fees on January 1, 2010, which totaled a net assessed amount of $3.7 million for the year ended December 31, 2009. The remainder of the decrease is primarily due to an overall reduction in fees charged for data services provided by exchanges and other information vendors to exchange participants due to a reduction in demand for the services.

  Market Data Fees

        Market data fees increased 3.9% to $21.3 million for the year ended December 31, 2010 from $20.5 million in the same period in the prior year. This category accounted for 4.9% and 4.8% of total operating revenues for the years ended 2010 and 2009, respectively. Market data fees represent income derived from OPRA as well as the Company's market data services. OPRA and Company market data fees were $15.6 million and $5.7 million, respectively, and $19.1 million and $1.4 million, respectively, for the years ended 2010 and 2009, respectively. OPRA income is allocated through OPRA based on each exchange's share of total options transactions cleared. The Company's share of OPRA income for the period ended December 31, 2010 decreased to 25.9% from 30.6% for the same period in 2009 due to a decrease in total options transactions cleared by its options exchanges. The Company's market data services provide users with current and historical options and futures data. The increase in the Company's market data fees is due to the introduction of new market data products in the first quarter of 2010.

  Regulatory Fees

        Regulatory fees increased 0.7% for the year ended 2010 to $15.3 million from $15.2 million in the same period in the prior year. As a percent of total operating revenues, regulatory fees accounted for 3.5% and 3.6% in 2010 and 2009, respectively.

  Other Revenue

        Other revenue was $11.9 million for the year ended 2010 compared with $8.2 million for the comparable period in 2009, representing an increase of $3.7 million. This category accounted for 2.7% and 1.9% of total operating revenues for the year ended December 31, 2010 and 2009, respectively. In the fourth quarter of 2010, the Company recognized $4.4 million of prior period transaction fees to adjust for coding errors made by a CBOE exchange participant. The coding errors were indentified through a review conducted by the Company's regulatory division.

Operating Expenses

        Total operating expenses increased $21.3 million, or 8.6%, to $269.8 million for the year ended 2010 from $248.5 million in the year ago period. This increase was primarily due to higher employee costs, depreciation and amortization and royalty fees, partially offset by a decrease in trading volume incentives. Expenses increased to 61.8% of total operating revenues in the year ended 2010 compared with 58.3% in the same period in 2009.

        The following summarizes changes in operating expenses for the year ended December 31, 2010 compared to 2009.

	2010	2009	Inc./(Dec.)	Percent Change
	(in millions)
Employee costs	$106.2	$84.5	$21.7	25.7%
Depreciation and amortization	29.9	27.5	2.4	8.7%
Data processing	19.5	20.5	(1.0)	(4.9)%
Outside services	31.2	30.7	0.5	1.6%
Royalty fees	41.4	33.1	8.3	25.1%
Trading volume incentives	21.3	28.6	(7.3)	(25.5)%
Travel and promotional expenses	9.6	10.3	(0.7)	(6.8)%
Facilities costs	5.8	5.6	0.2	3.6%
Exercise Right appeal settlement	—	2.1	(2.1)	(100.0)%
Other expense	4.9	5.6	(0.7)	(12.5)%

Total operating expenses	$269.8	$248.5	$21.3	8.6%

  Employee Costs

        For the year ended December 31, 2010, employee costs were $106.2 million, or 24.3% of total operating revenues, compared with $84.5 million, or 19.8% of total operating revenues, in the same period in 2009. This represents an increase of $21.7 million, or 25.7%. The increase is primarily attributed to stock-based compensation expense of $20.8 million and increased severance expense of $0.6 million from targeted staff reductions. The $20.8 million consisted of the recognition of $7.8 million and $13.0 million of stock-based compensation reflecting: (a) the recurring recognition of expense due to the awarding of restricted stock to employees and (b) the accelerated recognition of expense for certain executives due to provisions contained in agreements regarding their employment, respectively.

  Depreciation and Amortization

        Depreciation and amortization increased by $2.4 million to $29.9 million for the year ended December 31, 2010 compared with $27.5 million for the same period in 2009, primarily reflecting additions to fixed assets placed in service in 2010 and 2009. On October 29, 2010, C2 began operations. With the launch of C2, assets totaling approximately $24.4 million were reclassified from construction and software in progress to furniture and equipment and data processing and other software, respectively. The depreciation expense for these assets totaled $0.8 million in 2010. The remaining increase in depreciation is primarily attributable to fixed asset additions for purchases of systems hardware and software to enhance system functionality and expand capacity. Depreciation and amortization charges represented 6.8% and 6.5% of total operating revenues for the years ended 2010 and 2009, respectively.

  Data Processing

        Data processing expenses decreased $1.0 million to $19.5 million for the year ended December 31, 2010 compared with $20.5 million in the prior-year period, representing 4.5% and 4.8% of total operating revenues in the years ended 2010 and 2009, respectively. The decrease in data processing expenses is primarily due to upgrades in hardware technology allowing for reduced maintenance costs, fewer subscriptions to external data resources due to migration from open outcry to electronic trading and growth in external extranet vendors/connectivity which reduced managed network costs.

  Outside Services

        Expenses related to outside services increased to $31.2 million for the year ended 2010 from $30.7 million in the prior-year period and represented 7.1% and 7.2% of total operating revenues, respectively. The $0.5 million increase primarily reflects higher legal, accounting and auditing expenses partially offset by a decrease in consulting fees.

        The Company received insurance reimbursements for legal expenses of $0.9 million for the years ended December 31, 2010 and 2009.

  Royalty Fees

        Royalty fees expense for the year ended December 31, 2010 was $41.4 million compared with $33.1 million for the prior year period, an increase of $8.3 million, or 25.1%. This increase is directly related to an increase in trading volume in CBOE's licensed options products and a fee increase on certain licensed index products for the year ended 2010 compared with 2009. Royalty fees represented 9.5% and 7.8% of total operating revenues for the years ended 2010 and 2009, respectively.

  Trading Volume Incentives

        Trading volume incentives decreased $7.3 million to $21.3 million for the year ended December 31, 2010 compared to $28.6 million for the same period a year ago, representing 4.9% and 6.7% of total operating revenues in the years ended 2010 and 2009, respectively. The decrease reflects a reduction of $8.2 million from the market linkage program, reflecting a reduction in customer orders routed to CBOE and changes in fees for this program implemented in 2010, partially offset by a $0.9 million increase for an incentive program for market-makers related to Penny Pilot classes that increased due to the higher trading volume in those classes under the Penny Pilot program.

  Facilities Costs

        Facilities costs for the year ended December 31, 2010 were $5.8 million, an increase of $0.2 million as compared to $5.6 million in 2009. Facilities costs represented 1.3% of total operating revenues for the years ended 2010 and 2009.

  Exercise Right Appeal Settlement

        In 2009, the Company recognized $2.1 million of expense relating to the settlement of the appeals from the Delaware Court's order of approval and final judgment approving the Settlement Agreement. On November 30, 2009, CBOE reached a settlement with the parties appealing from the order approving the Settlement Agreement, resulting in an agreement for CBOE to pay an aggregate of approximately $4.2 million. Separately, CME Group Inc. agreed to pay $2.1 million to CBOE in connection with CBOE's payments to the settling appellants. The Company recorded an expense of $2.1 million, representing the aggregate expense of $4.2 million reduced by $2.1 million due from CME Group.

  Other Expenses

        Other expenses totaled $4.9 million for the year ended 2010, a decrease of $0.7 million from the prior year. In 2009, CBOE ended an autoquote subsidy program resulting in a decrease in other expenses of $0.5 million, partially offset by increases in other miscellaneous accounts. Other expenses were 1.1% and 1.3% of total operating revenues for the years ended December 31, 2010 and 2009, respectively.

Operating Income

        As a result of the items above, operating income in 2010 was $167.3 million compared to $177.6 million in 2009, a reduction of $10.3 million.

Other Income/(Expense)

  Investment Income

        Investment income was $0.5 million for the year ended December 31, 2010, representing a 68.8% decline compared with $1.6 million for the same period in 2009. The drop in investment income was due to lower yields realized on more invested cash in the current year period compared with 2009 and the Company recognized $0.4 million in interest on deferred access fees in the fourth quarter of 2009 due to the final non-appeal resolution of the Settlement Agreement. The interest was recorded on fees assessed and collected in 2007 and 2008.

  Net Loss from Investment in Affiliates

        Net loss from investment in affiliates was $2.3 million for the year ended December 31, 2010 compared with $1.1 million for the same period in the prior year. The loss in 2010 and 2009 reflects the Company's share of the operating losses of OneChicago and an impairment in the investment of $1.6 million recorded in 2010 based on the annual impairment analysis.

  Other Borrowing Costs

        On December 23, 2008, the Company entered into a senior credit facility with three financial institutions. The credit agreement is a three-year revolving credit facility of up to $150 million and expires on December 23, 2011. We pay a commitment fee on the unused portion of the facility. The commitment fee and amortization of deferred financing costs associated with the credit facility totaled $0.9 million for the year ended December 31, 2010. There were no borrowings against the credit facility in 2010 or 2009.

Income before Income Taxes

        As a result of the items above, income before income taxes in 2010 was $164.6 million compared to $177.2 million in 2009, a reduction of $12.6 million.

Income Tax Provision

        For the year ended December 31, 2010, the income tax provision was $65.2 million compared with $70.8 million for the same period in 2009. This decrease is directly related to the decline in income before income taxes and a decrease in the effective tax rate. The effective tax rate was 39.6% and 39.9% for the years ended December 31, 2010 and 2009, respectively. The decrease in our effective tax rate was primarily due to reduced permanent book to tax differences in 2010 compared to 2009.

Net Income

        As a result of the items above, net income in 2010 was $99.4 million compared to $106.4 million in 2009, a reduction of $7.0 million. Basic and diluted net income per share allocated to common stockholders were $1.03 and $1.17 for the years ended December 31, 2010 and 2009, respectively.

Year ended December 31, 2009 compared to the year ended December 31, 2008

Overview

        The following summarizes changes in financial performance for the year ended December 31, 2009 compared to 2008.

	2009	2008	Inc./(Dec.)	Percent Change
	(dollars in millions)
Total operating revenues	$426.1	$416.8	$9.3	2.2%
Total operating expenses	248.5	229.5	19.0	8.3%
Operating income	177.6	187.3	(9.7)	(5.2)%
Total other income/(expense)	(0.4)	6.1	(6.5)	(106.6)%
Income before income taxes	177.2	193.4	(16.2)	(8.4)%
Income tax provision	70.8	78.1	(7.3)	(9.3)%

Net income	$106.4	$115.3	$(8.9)	(7.7)%

Net income allocated to common stockholders	$106.4	$115.3	$(8.9)	(7.7)%

Operating income percentage	41.7%	44.9%
Net income percentage	25.0%	27.7%
Diluted—net income per share allocated to common stockholders	$1.17	$1.27
  •
  The Company's market share of total options contracts traded on U.S. exchanges was 31.4% for the year ended December 31, 2009 compared to 33.3% for the year ended December 31, 2008.

  •
  Total operating revenues increased due to higher access fees and regulatory fees, partially offset by decreases in transaction fees, exchange services and other fees, market data fees and other revenue.

  •
  In 2009, the Company recorded revenue of $38.3 million in access fees and $2.1 million of expense as a result of the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement.

  •
  Total operating expenses increased primarily due to increases in trading volume incentives and outside services.

  •
  Total other income/(expense) decreased primarily due to lower interest rates on investment balances over the past year.

Significant Events in 2009

        On July 29, 2009, the Delaware Court entered an order of approval and final judgment approving the Settlement Agreement. While several appeals from the order of approval were filed, on November 30, 2009, CBOE reached a settlement with the appealing parties under which CBOE agreed to pay approximately $4.2 million. Separately, CME Group Inc. agreed to pay $2.1 million to CBOE in connection with CBOE's payments to the settling appellants. An expense of $2.1 million, representing the aggregate appellate settlement expense of $4.2 million, as reduced by $2.1 million due from CME Group Inc., is included in the Exercise Right appeal settlement in the Consolidated Statement of Income for the year ended December 31, 2009.

        On December 2, 2009, the Delaware Supreme Court approved the Delaware Court's dismissal of all appeals from the order of approval and final judgment and, as a result, the Delaware Court's order of approval and final judgment is final and is no longer subject to appeal. Based on the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement, the Company recognized as revenue the access fees paid by CBOE Temporary Members from the inception of the temporary membership program that are not subject to the fee-based payments under the Settlement Agreement totaling $38.3 million, including $24.1 million of fees collected in 2007 and 2008 that had been deferred pending resolution of the Delaware Action. This revenue is included in access fees in the Consolidated Statement of Income for the year ended December 31, 2009.

        The Settlement Agreement also required a cash payment totaling $300 million by the Company to the Participating Group A Settlement Class Members and the Participating Group B Settlement Class Members to be paid upon the earlier of the completion of the Company's restructuring transaction or one year after the order approving the Settlement Agreement became final. The Company considered the payment to be a redemption of claimed ownership interests of CBOE, and, thus, the liability for the payment was accounted for as an equity transaction. As a result of the final resolution of the Delaware Action, the Company recorded a current liability of $300 million and a reduction of retained earnings of a like amount.

Operating Revenues

        Total operating revenues for the year ended December 31, 2009 were $426.1 million, an increase of $9.3 million, or 2.2%, compared with the prior year. The following summarizes changes in total operating revenues for the year ended December 31, 2009 compared to 2008.

	2009	2008	Inc./(Dec.)	Percent Change
	(in millions)
Transaction fees	$314.5	$343.8	$(29.3)	(8.5)%
Access fees	45.1	5.7	39.4	691.2%
Exchange services and other fees	22.6	24.5	(1.9)	(7.8)%
Market data fees	20.5	21.1	(0.6)	(2.8)%
Regulatory fees	15.2	11.0	4.2	38.2%
Other revenue	8.2	10.7	(2.5)	(23.4)%

Total operating revenues	$426.1	$416.8	$9.3	2.2%

  Transaction Fees

        Transaction fees decreased 8.5% to $314.5 million for the year ended December 31, 2009, representing 73.8% of total operating revenues, compared with $343.8 million for the prior-year period, or 82.5% of total operating revenues. This decrease was largely driven by a 4.9% decrease in trading volume and a 3.8% decrease in the average transaction fee per contract. The following summarizes transaction fees by product for 2009 compared to 2008.

	2009	2008	Inc./(Dec.)	Percent Change
	(in millions)
Equities	$115.2	$106.9	$8.3	7.8%
Indexes	126.4	149.4	(23.0)	(15.4)%
Exchange-traded funds	70.6	85.3	(14.7)	(17.2)%

Total options transaction fees	312.2	341.6	(29.4)	(8.6)%

Futures	2.3	2.2	0.1	4.5%

Total transaction fees	$314.5	$343.8	$(29.3)	(8.5)%

  Trading Volume

        CBOE's average daily trading volume ("ADV") was 4.50 million contracts in 2009, down 4.7% compared with 4.72 million for 2008. Total trading days in 2009 and 2008 were 252 and 253, respectively. The following summarizes changes in total trading volume and ADV by product for 2009 compared to 2008.

	2009		2008
					Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
	(in millions)
Equities	634.7	2.52	604.0	2.39	5.1%	5.4%
Indexes	222.8	0.88	259.5	1.03	(14.1)%	(14.6)%
Exchange-traded funds	277.3	1.10	329.9	1.30	(15.9)%	(15.4)%

Total options contracts	1,134.8	4.50	1,193.4	4.72	(4.9)%	(4.7)%

Futures contracts	1.2	0.01	1.2	—	—	—

Total contracts	1,136.0	4.51	1,194.6	4.72	(4.9)%	(4.7)%

  Average transaction fee per contract

        The average transaction fee per contract was $0.277 in 2009, a decrease of 3.8% compared with $0.288 in 2008. Average transaction fee per contract represents transaction fees divided by total contracts. The following summarizes average transaction fee per contract by product for 2009 compared to 2008.

	2009	2008	Percent Change
Equities	$0.181	$0.177	2.3%
Indexes	0.567	0.576	(1.6)%
Exchange-traded funds	0.255	0.259	(1.5)%

Total options average transaction fee per contract	0.275	0.286	(3.8)%
Futures	1.990	1.860	7.0%

Total average transaction fee per contract	$0.277	$0.288	(3.8)%

        There are a number of factors that have contributed to the decrease in our average transaction fee per contract in 2009 compared to 2008. These include:

  •
  Product mix—The decrease in the average transaction fee per contract reflects a shift in the volume mix by product. Indexes and exchange-traded funds accounted for 19.6% and 24.4% and 21.7% and 27.6% of total options contracts in 2009 and 2008, respectively. Since these product categories represent the Company's highest-margin products, their decline as a percent of total volume contributed to the decrease in the total average transaction fee per contract.

  •
  Premium products—Contract volume in premium products declined in 2009 compared with 2008, primarily due to a 13.5% decline in SPX, which accounted for approximately 69.5% of the total index options volume in 2009. The decline in SPX volume was offset somewhat by a 28.4% increase in VIX in 2009 compared with 2008. As a percentage of total index revenue for the years ended December 31, 2009 and 2008, SPX and VIX accounted for 74.1% and 12.4%, respectively, and 73.4% and 9.8%, respectively.

  •
  Higher percentage of customer orders—As a percent of total contracts, customer orders have increased from 38.4% in 2008 to 40.3% in 2009. As a result of competitive pressures in 2009, we eliminated transaction fees for customer orders of 99 contracts or less in ETFs, as well as Holding Company Depositary Receipts, or HOLDRs.

  •
  Member firm proprietary volumes—Our member firm proprietary volumes increased in 2009; however, member firms pay a variable rate based on a sliding scale, which decreases as volumes increase. This increase in volume contributed to our overall decrease in average transaction fee per contract.

  •
  Large trade discounts—To encourage large trades, CBOE has a customer large trade discount program in the form of a cap on customer transaction fees, including its premium products. These discounts contributed to the decrease in our average rate per contract in 2009.

  Access Fees

        Access fees for the year ended December 31, 2009 increased to $45.1 million from $5.7 million in the comparable period in 2008, representing 10.6% and 1.4% of total operating revenues for 2009 and 2008, respectively. The increase in access fees primarily resulted from the recognition of $38.3 million in CBOE Temporary Member access fees due to the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement and $5.8 million in interim trading permit revenue. The $38.3 million includes $24.1 million of fees collected in 2008 and 2007, included in deferred revenue at December 31, 2008 pending final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. These amounts were partially offset by $1.9 million paid by the Company to compensate Members of CBOE for unleased memberships in accordance with the interim trading permit program. CBOE instituted the interim trading permit program and lessor compensation plan in July 2008.

  Exchange Services and Other Fees

        Exchange services and other fees for the year ended December 31, 2009 decreased 7.8% to $22.6 million from $24.5 million in the comparable period in 2008, representing 5.3% and 5.9% of total operating revenues for 2009 and 2008, respectively. The decrease can primarily be attributed to a decrease in Hybrid electronic quoting fees of $2.1 million.

  Market Data Fees

        Market data fees decreased 2.8% to $20.5 million for the year ended December 31, 2009 from $21.1 million in the same period in 2008. This category accounted for 4.8% and 5.1% of total operating revenues for the years ended 2009 and 2008, respectively. OPRA and CBOE market data fees were $19.1 million and $1.4 million, respectively, and $20.0 million and $1.1 million, respectively, for the years ended 2009 and 2008, respectively. The decrease in market data fees is due to a decrease in the Company's share of total options transactions cleared. The Company's share of OPRA income for the year ended December 31, 2009 decreased to an average of 30.6% from 31.9% for the same period in 2008.

  Regulatory Fees

        Regulatory fees increased 38.2% for the year ended December 31, 2009 to $15.2 million from $11.0 million in the same period in 2008. As a percent of total operating revenues, regulatory fees accounted for 3.6% and 2.6% in 2009 and 2008, respectively. In 2009, CBOE implemented a new fee structure under which regulatory fees are based on the number of customer contracts executed by member firms rather than the number of registered representatives. The change in fee structure increased regulatory revenue recognized by $4.2 million for the year ended December 31, 2009 as compared to 2008.

  Other Revenue

        Other revenue was $8.2 million for the year ended December 31, 2009 compared with $10.7 million for the comparable period in 2008, representing a decline of $2.5 million. This category accounted for 1.9% and 2.5% of total operating revenues for the year ended December 31, 2009 and 2008, respectively. The primary factor contributing to the decline was a $3.1 million decrease in order routing cancel fees, partially offset by an increase in position transfer fees of $0.5 million.

Operating Expenses

        Total operating expenses increased $19.0 million, or 8.3%, to $248.5 million for the year ended December 31, 2009 from $229.5 million in the year ago period. This increase was primarily due to higher trading volume incentives, outside services, depreciation and amortization and facilities costs, partially offset by a decrease in royalty fees. Expenses increased to 58.3% of total operating revenues in the year ended 2009 compared with 55.1% in the same period in 2008. The following summarizes changes in operating expenses for the year ended December 31, 2009 compared to 2008.

	2009	2008	Inc./(Dec.)	Percent Change
	(in millions)
Employee costs	$84.5	$83.1	$1.4	1.7%
Depreciation and amortization	27.5	25.6	1.9	7.4%
Data processing	20.5	20.6	(0.1)	(0.5)%
Outside services	30.7	27.4	3.3	12.0%
Royalty fees	33.1	35.3	(2.2)	(6.2)%
Trading volume incentives	28.6	15.4	13.2	85.7%
Travel and promotional expenses	10.3	10.5	(0.2)	(1.9)%
Facilities costs	5.6	4.7	0.9	19.1%
Exercise Right appeal settlement	2.1	—	2.1	100.0%
Other expense	5.6	6.9	(1.3)	(18.8)%

Total operating expenses	$248.5	$229.5	$19.0	8.3%

  Employee Costs

        For the year ended December 31, 2009, employee costs were $84.5 million, or 19.8% of total operating revenues, compared with $83.1 million, or 19.9%, of total operating revenues, in the same period in 2008. This represents an increase of $1.4 million, or 1.7%. The increase is primarily due to an increase in the number of employees and compensation increases granted in prior years, partially offset by lower expenses for incentive awards for the year ended 2009 as compared to the same period in 2008. The increase in employees primarily reflects staff hired to design and implement C2.

  Depreciation and Amortization

        Depreciation and amortization increased by $1.9 million to $27.5 million for the year ended December 31, 2009 compared with $25.6 million for the same period in 2008, primarily reflecting additions to fixed assets placed in service in 2008 and 2009. Additions were primarily purchases of systems hardware and software to enhance system functionality and expand capacity. Depreciation and amortization charges represented 6.5% and 6.2% of total operating revenues for the years ended 2009 and 2008, respectively.

  Data Processing

        Data processing expenses decreased slightly to $20.5 million for the year ended December 31, 2009 compared with $20.6 million in the prior-year period, representing 4.8% and 4.9% of total operating revenues in the years ended 2009 and 2008, respectively.

  Outside Services

        Expenses related to outside services increased to $30.7 million for the year ended December 31, 2009 from $27.4 million in the prior-year period and represented 7.2% and 6.6% of total operating revenues, respectively. The $3.3 million increase primarily reflects higher legal expenses, which accounted for $3.0 million of the increase. The increase in legal expenses in 2009 compared to 2008 is primarily due to insurance reimbursements received in 2008, which reduced legal expenses for that year by $2.7 million compared to 2009 insurance reimbursements totaling $0.9 million. Excluding the insurance reimbursements, legal expenses increased due to greater expenses for ongoing litigation.

  Royalty Fees

        Royalty fees expense for the year ended December 31, 2009 was $33.1 million compared with $35.3 million for the prior year period, a decrease of $2.2 million, or 6.2%. This decrease is directly related to lower trading volume in CBOE's licensed options products for the year ended 2009 compared with 2008. Royalty fees represented 7.8% and 8.5% of total operating revenues for 2009 and 2008, respectively.

  Trading Volume Incentives

        Trading volume incentives increased $13.2 million to $28.6 million for the year ended December 31, 2009 compared to $15.4 million for the same period in 2008, representing 6.7% and 3.7% of total operating revenues in the years ended 2009 and 2008, respectively. The increase in trading volume incentives in 2009 compared to 2008 primarily reflects an increase in the number of customer orders routed to CBOE.

  Facilities Costs

        Facilities costs for the year ended December 31, 2009 were $5.6 million, an increase of $0.9 million as compared to $4.7 million in 2008. The increase in 2009 compared to 2008 was primarily due to a non-recurring real estate tax refund received in 2008 of $0.9 million. Facilities costs represented 1.3% and 1.1% of total operating revenues in 2009 and 2008, respectively.

  Exercise Right Appeal Settlement

        In 2009, the Company recognized $2.1 million of expense relating to the settlement of the appeals from the Delaware Court's order of approval and final judgment approving the Settlement Agreement. On November 30, 2009, CBOE reached a settlement with the parties appealing from the order approving the Settlement Agreement, resulting in an agreement for CBOE to pay an aggregate of approximately $4.2 million. Separately, CME Group Inc. agreed to pay $2.1 million to CBOE in connection with CBOE's payments to the settling appellants. The Company recorded an expense of $2.1 million, representing the aggregate expense of $4.2 million reduced by $2.1 million due from CME Group.

  Other Expenses

        Other expenses totaled $5.6 million for the year ended 2009, a decrease of $1.3 million from the prior year. In 2009, CBOE ended an autoquote subsidy program resulting in a decrease in other expenses of $1.9 million, partially offset by increases in other miscellaneous accounts. Other expenses were 1.3% and 1.7% of total operating revenues for the years ended December 31, 2009 and 2008, respectively.

Operating Income

        As a result of the items above, operating income in 2009 was $177.6 million compared to $187.3 million in 2008, a reduction of $9.7 million.

Other Income/(Expense)

  Investment Income

        Investment income was $1.6 million for the year ended December 31, 2009, representing a 77.1% decline compared with $7.0 million for the same period in 2008. The drop in investment income was due to lower yields realized on more invested cash in the current year period compared with 2008.

  Net Loss from Investment in Affiliates

        Net loss from investment in affiliates was $1.1 million for the year ended December 31, 2009 compared with $0.9 million for the same period last year. The loss in 2009 primarily reflects the Company's share of the operating losses of OneChicago, totaling $0.9 million.

  Other Borrowing Costs

        The commitment fee and amortization of deferred financing costs associated with the Company's senior credit facility totaled $0.9 million for the year ended December 31, 2009. There were no borrowings against the credit facility in 2009 or 2008.

Income before Income Taxes

        As a result of the items above, income before income taxes in 2009 was $177.2 million compared to $193.4 million in 2008, a reduction of $16.2 million.

Income Tax Provision

        For the year ended December 31, 2009, the income tax provision was $70.8 million compared with $78.1 million for the same period in 2008. This decrease is directly related to the decline in income before income taxes and a decrease in the effective tax rate. The effective tax rate was 39.9% and 40.4% for the years ended December 31, 2009 and 2008, respectively. The decrease in our effective tax rate was primarily due to a decrease in uncertain tax positions.

Net Income

        As a result of the items above, net income in 2009 was $106.4 million compared to $115.3 million in 2008, a decrease of $8.9 million. Basic and diluted net income per share allocated to common stockholders were $1.17 and $1.27 for the years ended December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

        Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses and capital expenditures and, for 2010, the cash payment made under the Settlement Agreement, the payment of a special dividend following the restructuring, third and fourth quarter dividends and the completion of two concurrent tender offers. The net proceeds from our initial public offering were used to purchase shares in the tender offers. We expect to use cash on hand at December 31, 2010 and funds generated from operations to fund our 2011 cash requirements.

        To ensure that the Company has adequate funds available, we secured a $150 million revolving credit facility in December 2008, which became available upon the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. Although the Company does not anticipate that it will need to borrow funds under the facility to meet its 2011 cash requirements, the facility provides us the flexibility in accessing available sources of funds through December 28, 2011. As of December 31, 2010 and during the year ended December 31, 2010, no borrowings were outstanding under the credit facility (See—"Credit Facility" below.)

Cash Flows

  Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

  Operating Activities

        Net cash provided by operating activities was $134.9 million and $112.8 million for the years ended 2010 and 2009, respectively. Net cash provided by operating activities was $35.5 million higher than net income for the fiscal year ended December 31, 2010. The net increase was primarily a result of the recognition of stock-based compensation totaling $20.8 million.

  Investing Activities

        Net cash flows used in investing activities totaled $32.5 million and $10.3 million for the year ended December 31, 2010 and 2009, respectively. Expenditures for capital and other assets totaled $23.6 million and $38.0 million for the year ended December 31, 2010 and 2009, respectively. The majority of capital expenditures in both years were for the enhancement or the expansion of the Company's trading technology and applications. In 2009, the funds used for capital expenditures were offset in part by the decrease in restricted funds of $26.2 million due to the recognition of CBOE Temporary Member access fees resulting from the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. While capital expenditures for enhancement and expansion are discretionary, the Company generally continues to invest in technology to support its trading platform to ensure that its systems are robust and have the capacity to handle the volume growth being witnessed in the options industry. In addition to capacity needs, our systems are constantly being modified to handle more complex trading strategies and sophisticated algorithms at the fastest possible response times. The higher amount of capital expenditures in 2009 compared to 2010 is primarily due to the level of expenditures in 2009 for the development of C2.

  Financing Activities

        Net cash flows used in financing activities totaled $432.3 million and $0.1 million for the year ended December 31, 2010 and 2009, respectively. Net cash flows used in financing activities for the year ended December 31, 2010 resulted primarily from the payment of $300.0 million due to the completion of the restructuring transaction, the special dividend declared and paid to the holders of the Class A and Class B common stock totaling $113.4 million, the payment of quarterly dividends totaling $19.7 million and the completion of two concurrent tenders offers for shares of Class A-1 and A-2 common stock totaling $149.6 million, respectively, partially offset by net proceeds received from the initial public offering of CBOE Holdings common stock of $301.2 million.

  Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

  Operating Activities

        Net cash provided by operating activities was $112.8 million and $164.9 million for 2009 and 2008, respectively.

        In 2009, net cash provided by operating activities was $6.3 million higher than net income. The primary adjustments were $27.5 million in depreciation and amortization, a $3.0 million increase in the settlement of the Delaware Action, a $2.7 million increase in access fees subject to fee-based payments under the Settlement Agreement and an $7.8 million decrease in income tax receivable, partially offset by a decrease in deferred revenue of $25.9 million and accounts payable and accrued expenses of $8.2 million primarily due to lower compensation and benefits expenses and C2 related spending. The change in deferred revenue reflects the 2009 recognition of monthly access fees collected in 2007 and 2008 and deferred pending the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement.

        In 2008, net cash provided by operating activities was $49.7 million higher than net income. Adjustments primarily consisted of $25.6 million in depreciation and amortization, a $14.2 million increase in current amounts due for accounts payable and accrued expenses and a $17.4 million increase in deferred revenue, partially offset by a $9.4 million increase in income taxes receivable. Deferred revenue reflected the assessment and collection of a monthly access fee for certain CBOE Members, the recognition of which was deferred pending final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. These monthly fees were deferred and placed in an interest-bearing escrow account pending final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement.

  Investing Activities

        For the years ended December 31, 2009 and 2008 net cash used in investing activities was $10.3 million and $64.1 million, respectively. These amounts primarily related to expenditures for capital and other assets in each of the respective periods, a decrease in restricted funds in 2009 and an increase in restricted funds in 2008. Expenditures for capital and other assets totaled $38.0 million, and $43.8 million for 2009 and 2008, respectively. These expenditures primarily represent purchases of systems hardware and software. For the year ended December 31, 2009, the $10.3 million used in investing activities reflected capital and other asset expenditures of $38.0 million primarily offset by a decrease in restricted funds of $26.2 million due to the recognition of CBOE Temporary Member access fees resulting from the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement.

        In 2008, the $64.1 million used in investing activities primarily reflected an increase in restricted funds of $21.9 million and expenditures for capital and other assets of $43.8 million.

  Financing Activities

        For the years ended December 31, 2009 and 2008 net cash used in financing activities totaled $0.1 million and $0.8 million, respectively. These amounts represent the payments of loan origination fees and, in 2009, annual agent fees for our credit facility.

Dividends

        The Company's expectation is to continue to pay dividends, with any such dividend based on prior year's net income adjusted for unusual items. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our board of directors deems relevant. Future credit facilities, other future debt obligations and statutory provisions may limit, or in some cases prohibit, our ability to pay dividends.

        On June 18, 2010, CBOE Holdings declared and paid a special dividend to the holders of our Class A and Class B common stock of $113.4 million following the issuance of the Class A common stock in the restructuring transaction and Class B common stock pursuant to the Settlement Agreement.

        On September 24, 2010 and December 24, 2010, the Company paid quarterly cash dividends of $0.10 cents per share. The dividend was to stockholders of record at the close of business on September 3, 2010 and December 3, 2010, respectively. The quarterly dividends totaled $19.7 million.

Credit Facility

        The Company entered into a credit agreement dated as of December 23, 2008 with The Bank of America, N.A., as administrative agent, and the other lenders party thereto. The credit agreement provides for borrowings on a revolving basis of up to $150 million and has a maturity date of December 23, 2011. The Company may, at its option and with the consent of the participating financial institutions, so long as no default is continuing, increase the facility an additional $100 million up to $250 million. Borrowings may be maintained at a Eurodollar rate or a base rate. The Eurodollar rate is based on LIBOR plus a margin. The base rate is based on the highest of (i) the federal funds rate plus 50 basis points, (ii) the prime rate or (iii) the Eurodollar rate plus 50 basis points, plus, in each case, a margin. The margin ranges from 150 to 200 basis points, depending on leverage. The credit agreement requires us to maintain a consolidated leverage ratio not to exceed 1.5 to 1.0 and a consolidated interest coverage ratio of no less than 5.0 to 1.0.

Off-Balance Sheet Arrangements

        We currently do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Lease and Contractual Obligations

        The Company leases office space in downtown Chicago, Illinois for its Regulatory Division, in a suburb of Chicago for its disaster recovery center, in New York for certain marketing activities and in

Secaucus, New Jersey for C2, with lease terms remaining from 6 months to 41 months as of December 31, 2010. Total rent expense related to these lease obligations for the year ended December 31, 2010 and 2009 were $3.2 million and $3.3 million, respectively. In addition, the Company has contractual obligations related to certain advertising programs and licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements which total $17.6 million for the next five years and $2.3 million for the five years thereafter. Future minimum payments under these non-cancelable lease and advertising agreements were as follows at December 31, 2010 (in thousands):

	Total(1)	Less than 1 year	1 - 3 years	3 - 5 years
Operating leases	$6,144	$2,370	$3,566	$208
Advertising obligations	2,822	1,370	1,452	—

Total	$8,966	$3,740	$5,018	$208

(1)
Gross unrecognized income tax liabilities, including interest and penalties, of $3.2 million are not included in the table due to uncertainty about the date of their settlement.

Recent Accounting Pronouncements

        There are no new accounting pronouncements that would impact the Company's financial position, results of operations or statement of cash flows.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents. We have no long-term or short-term debt. The Company does not trade options for its own account.

Interest Rate Risk

        We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents. As of December 31, 2010 and 2009, our cash and cash equivalents were $53.8 million and $383.7 million, respectively. We invest available cash in highly liquid, short-term investments, such as money market funds and U.S. Treasury securities. Our investment policy is to preserve capital and liquidity. A hypothetical 5 basis point decrease in short-term interest rates would decrease annual earnings by $30,000, assuming no change in the amount or composition of our cash and cash equivalents.

Impact of Inflation

        We have not been adversely affected by inflation as technological advances and competition have generally caused prices for hardware and software that we use for our electronic platforms to remain constant or decline. Since transactions on our exchanges are not governed by long-term contracts, we believe that any increases in inflation are unlikely to have a material adverse effect on us.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CBOE Holdings, Inc. and Subsidiaries
Chicago, Illinois

        We have audited the accompanying consolidated balance sheets of CBOE Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders'/members' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CBOE Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 16, 2011

CBOE Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2010 and December 31, 2009

(in thousands, except par value and share information)	December 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$53,789	$383,730
Accounts receivable—net allowances of $108 and $87	37,746	30,437
Marketing fee receivable	7,815	8,971
Income taxes receivable	5,537	1,583
Prepaid medical benefits	—	2,085
Other prepaid expenses	4,510	3,719
Other receivable	—	2,086
Other current assets	537	452

Total Current Assets	109,934	433,063

Investments in Affiliates	12,615	3,090

Land	4,914	4,914

Property and Equipment:
Construction in progress	1,729	20,704
Building	60,917	60,837
Furniture and equipment	240,711	213,375
Less accumulated depreciation and amortization	(221,273)	(203,665)

Total Property and Equipment—Net	82,084	91,251

Other Assets:
Software development work in progress	1,131	6,952
Data processing software and other assets (less accumulated amortization—2010, $107,770; 2009, $95,500)	43,434	32,678

Total Other Assets—Net	44,565	39,630

Total	$254,112	$571,948

Liabilities and Stockholders'/Members' Equity
Current Liabilities:
Accounts payable and accrued expenses	$40,084	$42,958
Marketing fee payable	8,349	9,786
Deferred revenue	280	207
Post-retirement medical benefits	103	96
Settlement payable	—	305,688

Total Current Liabilities	48,816	358,735

Long-term Liabilities:
Post-retirement medical benefits	1,782	1,444
Income taxes payable	3,165	2,815
Other long-term liabilities	3,993	244
Deferred income taxes	20,482	20,576

Total Long-term Liabilities	29,422	25,079

Commitments and Contingencies
Total Liabilities	78,238	383,814

Stockholders'/Members' Equity:
Members' equity	—	19,574
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2010	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 51,782,717 shares issued and outstanding at December 31, 2010	518	—
Class A-2 common stock, $0.01 par value: 45,366,690 shares authorized; 38,301,994 shares issued and outstanding at December 31, 2010	383	—
Additional paid-in-capital	42,858	2,592
Retained earnings	133,087	166,769
Accumulated other comprehensive loss	(972)	(801)

Total Stockholders'/Members' Equity	175,874	188,134

Total	$254,112	$571,948

See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except per share amounts)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Operating Revenues:
Transaction fees	$330,264	$314,506	$343,779
Access fees	41,384	45,084	5,695
Exchange services and other fees	16,845	22,647	24,479
Market data fees	21,343	20,506	21,082
Regulatory fees	15,315	15,155	11,000
Other revenue	11,953	8,184	10,748

Total Operating Revenues	437,104	426,082	416,783

Operating Expenses:
Employee costs	106,243	84,481	83,140
Depreciation and amortization	29,891	27,512	25,633
Data processing	19,501	20,475	20,556
Outside services	31,245	30,726	27,370
Royalty fees	41,353	33,079	35,243
Trading volume incentives	21,294	28,631	15,437
Travel and promotional expenses	9,569	10,249	10,483
Facilities costs	5,801	5,624	4,730
Exercise Right appeal settlement	—	2,086	—
Other expenses	4,866	5,634	6,881

Total Operating Expenses	269,763	248,497	229,473

Operating Income	167,341	177,585	187,310

Other Income/(Expense):
Investment income	475	1,607	6,998
Net loss from investment in affiliates	(2,297)	(1,087)	(882)
Interest and other borrowing costs	(896)	(875)	(19)

Total Other Income/(Expense)	(2,718)	(355)	6,097

Income Before Income Taxes	164,623	177,230	193,407
Income tax provision	65,227	70,779	78,119

Net Income	99,396	106,451	115,288
Net Income allocated to participating securities	(1,230)	—	—

Net Income allocated to common stockholders	$98,166	$106,451	$115,288

Net income per share allocated to common stockholders (Note 17)
Basic	$1.03	$1.17	$1.27
Diluted	1.03	1.17	1.27
Weighted average shares used in computing net income per share
Basic	95,754	90,733	90,733
Diluted	95,754	90,733	90,733

See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

(in thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash Flows from Operating Activities:
Net Income	$99,396	$106,451	$115,288
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	29,891	27,512	25,633
Other amortization	69	213	23
Provision for deferred income taxes	21	1,367	(206)
Stock-based compensation	20,801	—	—
Equity in loss of affiliates	677	899	882
Impairment of investment in affiliates and other assets	1,620	188	—
Loss on disposition of property	139	—	195
Changes in assets and liabilities:
Accounts receivable	(7,309)	(959)	(676)
Marketing fee receivable	1,156	(1,068)	353
Income taxes receivable	(3,954)	7,864	(9,447)
Prepaid expenses	535	462	(969)
Other receivable	2,086	(2,086)	—
Other current assets	(85)	99	4
Accounts payable and accrued expenses	(3,334)	(8,155)	14,226
Marketing fee payable	(1,437)	460	(146)
Deferred revenue	(12)	(25,928)	17,365
Post-retirement benefit obligations	(9)	(1)	(2)
Income taxes payable	350	(240)	2,422
Settlement with appellants	(3,000)	3,000	—
Access fees subject to fee-based payment	(2,688)	2,688	—

Net Cash Flows provided by Operating Activities	134,913	112,766	164,945

Cash Flows from Investing Activities:
Restricted funds—temporary access fees	—	26,157	(21,908)
Capital and other assets expenditures	(23,556)	(37,997)	(43,816)
Proceeds from disposition of property	—	—	105
Sale of NSX certificates of proprietary membership	—	1,500	1,500
Investment in Signal Trading Systems, LLC	(7,990)	—	—
Other	(998)	—	—

Net Cash Flows used in Investing Activities	(32,544)	(10,340)	(64,119)

Cash Flows from Financing Activities:
Payments for debt issuance costs	(23)	(119)	(828)
Payment of quarterly dividends	(19, 661)	—	—
Exercise Right privilege payable	(300,000)	—	—
Net proceeds from issuance of unrestricted common stock	301,238	—	—
Payments of special dividend	(113,417)	—	—
Tender offer for Class A-1 common stock	(149,595)	—	—
Tender offer for Class A-2 common stock	(149,595)	—	—
Other stock repurchases	(1,257)	—	—

Net Cash Flows used in Financing Activities	(432,310)	(119)	(828)

Net Increase (Decrease) in Cash and Cash Equivalents	(329,941)	102,307	99,998
Cash and Cash Equivalents at Beginning of Period	383,730	281,423	181,425

Cash and Cash Equivalents at End of Period	$53,789	$383,730	$281,423

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$70,289	$61,495	$85,345
Non-cash activities:
Change in post-retirement benefit obligation	289	(51)	(8)
Unpaid liability to acquire equipment and software	2,744	2,313	6,285
Unpaid liability for investment in Signal Trading Systems, LLC	3,833	—	—
Exercise Right privilege payable	—	300,000	—

See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders'/Members' Equity

Years Ended December 31, 2010, 2009 and 2008

(in thousands)	Members' Equity	Preferred Stock	Unrestricted Common Stock	Class A and B Common Stock	Class A-1 and A-2 Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders'/ Members' Equity
Balance—December 31, 2007	$19,574	$—	$—	$—	$—	$2,592	$245,030	$(829)	$266,367
Net income							115,288		115,288
Post-retirement benefit obligation adjustment—net of tax expense of $3								5	5

Comprehensive income									115,293

Balance—December 31, 2008	19,574	—	—	—	—	2,592	360,318	(824)	381,660
Net income							106,451		106,451
Post-retirement benefit obligation adjustment—net of tax expense of $28								23	23

Comprehensive income									106,474
Exercise Right privilege payable							(300,000)		(300,000)

Balance—December 31, 2009	19,574	—	—	—	—	2,592	166,769	(801)	188,134
Conversion of all Exchange Seats into shares of Class A common stock	(19,574)			744		18,830			—
Issuance of Class B common stock as set forth in the Settlement Agreement				163		(163)			—
Special dividend of $1.25 per share							(113,417)		(113,417)
Conversion of Class A and Class B common stock into unrestricted common stock in connection with the sale by selling stockholders			21	(21)					—
Initial public offering of unrestricted common stock, net of underwriting and offering expense			113			301,125			301,238
Automatic conversion of the shares of Class A and Class B common stock not converted into unrestricted common stock and sold in the initial public offering into Class A-1 and A-2 common stock				(886)	886				—
Cash dividends on common stock of $0.10 per share							(19,661)		(19,661)
Tender Offer for Class A-1 Common Stock					(59)	(149,536)			(149,595)
Tender Offer for Class A-2 Common Stock					(60)	(149,535)			(149,595)
Automatic conversion of Class A-1 to Unrestricted Common Stock			384		(384)				—
Other stock purchases			—		—	(1,257)			(1,257)
Stock based compensation						20,802			20,802
Net income							99,396		99,396
Post-retirement benefit obligation adjustment—net of tax benefit of $118								(171)	(171)

Comprehensive income									99,225

Balance—December 31, 2010	$—	$—	$518	$—	$383	$42,858	$133,087	$(972)	$175,874

See notes to consolidated financial statements.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Business—CBOE Holdings, Inc. ("CBOE Holdings" or the "Company") is the holding company of registered securities exchanges, subject to oversight by the Securities and Exchange Commission (the "SEC") and as a designated contract maker under the jurisdiction of the Commodity Futures Trading Commission ("CFTC"). Our principal business is providing a marketplace for the trading of options on individual equities, exchange-traded funds and various indexes.

        Basis of Presentation—The consolidated financial statements include the accounts and results of operations of CBOE Holdings and its wholly-owned subsidiaries; Chicago Board Options Exchange, Incorporated ("CBOE"), C2 Options Exchange, Incorporated ("C2"), CBOE Futures Exchange, LLC ("CFE"), Market Data Express, LLC, Chicago Options Exchange Building Corporation, CBOE, LLC and CBOE II, LLC. Inter-company balances and transactions have been eliminated in consolidation. The Company reports the results of its operations in one reporting segment comprised of CBOE, C2 and CFE. CBOE is the largest U.S. options exchange.

        Concentrations of Credit Risk—The Company's financial instruments, consisting primarily of cash and cash equivalents and account receivables, are exposed to concentrations of credit risk. The Company places its cash and cash equivalents with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the creditworthiness of the financial institutions with which it does business. Accounts receivable are primarily collected through The Options Clearing Corporation (the "OCC") and are with large, highly-rated clearing firms; therefore, concentrations of credit risk are limited.

        Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and reported amounts of revenues and expenses. On an ongoing basis, management evaluates its estimates based upon historical experience, observance of trends, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

        Revenue Recognition—The Company's revenue recognition policies comply with ASC 605, Revenue Recognition ("ASC 605"). On occasion, customers will pay for services in a lump sum payment. When these circumstances occur, revenue is recognized as services are provided. Deferred revenue typically represents amounts received by the Company for which services have not been provided.

        Revenue recognition policies for specific sources of revenue are discussed below:

        Transaction Fees:    Transaction fee revenue is considered earned upon the execution of a trade and is recognized on a trade date basis. The Company's C2 exchange uses a maker-taker pricing model in which orders that take liquidity from the marketplace are charged a transaction fee, dependent on origin type, and orders that provide liquidity to the marketplace may receive a rebate for doing so, dependent on origin type Transaction fee revenue from C2 is recorded net of the maker rebate. C2 rebates in 2010 were immaterial.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Transaction fee revenue is presented net of applicable volume discounts. In the event liquidity providers prepay for transaction fees, revenue is recognized based on the attainment of volume thresholds resulting in the amortization of the prepayment over the calendar year.

        Access Fees:    Access fee revenue is recognized during the period the service is provided. On July 1, 2010, the Company began charging monthly fees to Trading Permit Holders under the new trading access program. Under the program, the Company charges monthly access fees to all Trading Permit Holders. Prior to July 1, 2010, access fees represented fees assessed to Temporary Members and interim Trading Permit Holders for the right to trade at CBOE and dues charged to Members.

        Exchange Services and Other Fees:    Exchange services and other fees are recognized during the period the service is provided. Exchange services and other fees include system services, trading floor charges and application revenue.

        Market Data Fees:    Market data fee revenue includes Options Price Reporting Authority ("OPRA") income and Company market data services. OPRA is a limited liability company consisting of representatives of the member exchanges and is authorized by the SEC to provide consolidated options information. OPRA income is allocated based upon the individual exchanges relative volume of total transactions. The Company receives estimates of OPRA's distributable revenue which is accrued on a monthly basis (See Note 5). Company market data service fees represent fees charged for current and historical market data. Market data services are recognized in the period the data is provided.

        Regulatory Fees:    Regulatory fees are assessed based upon customer contracts cleared and are recognized during the period the service is provided.

        Concentration of Revenue:    At December 31, 2010, there were approximately 95 clearing firms, two of which cleared a combined 48% of our billings collected through the OCC in 2010. The next largest clearing firm accounted for approximately 5% of our billings collected through the OCC. No one affiliate of either of the top two clearing firms represented more than 15% of that revenue in 2010 or 2009. Should a clearing firm withdraw from CBOE, we believe the affiliate portion of that firm's trading activity would likely transfer to another clearing firm. Therefore, management does not believe the Company is exposed to a significant risk from the loss of revenue received from a particular clearing firm.

        The two firms largest clearing firms, mentioned above, clear the majority of the market maker sides of transactions at CBOE, and at all of the U.S. options exchanges. If either of these firms were to withdraw from the business of market maker clearing, and market makers were unable to make new clearing arrangements, this could create significant disruption to the U.S. options markets, including CBOE.

        Trading Volume Incentives—The market linkage program is intended to encourage broker-dealers to route customer orders to CBOE rather than to our competitors and provides our liquidity providers the opportunity to quote on the order while saving customers the execution fee they would otherwise incur by routing directly to a competing exchange. If a competing exchange quotes a better price, we route the customer's order to that exchange and pay the associated costs. Regardless of whether the transaction is traded at our exchanges, the order flow potential enhances our overall market position and participation and provides cost savings to customers. Market linkage expenses vary based on the

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

volume of contracts linked to other exchanges and fees charged by other exchanges. Costs incurred to send certain orders to other exchanges are passed-through to the original order sending firm.

        Advertising Costs—Advertising costs, including sponsorships with local professional sports organizations, print advertising and production costs, product promotion campaigns and seminar, conference and convention costs related to trade shows and other industry events, are expensed as incurred. The Company incurred advertising costs of $5.5 million, $5.9 million and $5.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with maturities of three months or less from the date of purchase. There are no redemption restrictions on the Company's invested cash balances.

        Accounts Receivable—Accounts receivable consists primarily of transaction and regulatory fees from the OCC and the Company's share of distributable revenue receivable from OPRA. The Company has no financing related receivables.

        Prepaid expenses—Prepaid expenses primarily consist of prepaid software maintenance and licensing expenses.

        Investments in Affiliates—Investments in affiliates represent investments in OCC, NSX Holdings, Inc. ("NSX"), the parent corporation of The National Stock Exchange, OneChicago, LLC ("OneChicago"), Signal Trading Systems, LLC ("Signal Trading") and CBOE Stock Exchange, LLC ("CBSX").

        The investment in the OCC (20% of its outstanding stock) and the investment in NSX (4.6% of the total outstanding of NSX as of December 31, 2010) are carried at cost because of the Company's inability to exercise significant influence.

        We account for the investment in OneChicago (23.7% of its outstanding stock as of December 31, 2010) under the equity method due to lack of effective control over OneChicago's operating and financing activities. In December 2010, we recorded an impairment of the remaining carrying value of the investment based on the Company's annual impairment analysis.

        We account for the investment in Signal Trading under the equity method due to the substantive participating rights provided to the other limited liability company member, FlexTrade Systems, Inc. ("FlexTrade"). The Company received a 50% share in Signal Trading in return for its contributions.

        We account for the investment in CBSX under the equity method due to the Company's lack of effective control over CBSX's operating and financing activities. The Company received a 50% share in CBSX in return for non-cash property contributions. The Company currently holds a 49.96% equity interest in CBSX.

        Investments in affiliates are reviewed to determine whether any events or changes in circumstances indicate that the investments may be other than temporarily impaired. In the event of impairment, the Company would recognize a loss for the difference between the carrying amount and the estimated fair value of the equity method investment.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases the evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present that would indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. In the event of impairment, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset as measured using quoted market prices or, in the absence of quoted market prices, a discounted cash flow analysis.

        Property and equipment—construction in progress is capitalized and carried at cost in accordance with ASC 360 Property, Plant and Equipment ("ASC 360"). Projects are monitored during the development stage to ensure compliance with ASC 360 and accordance with project initiatives. Upon completion, the projects are placed in service and amortized over the appropriate useful lives, using the straight-line method commencing with the date the asset is placed in service.

        Software Development Work in Progress and Data Processing Software and Other Assets —The Company accounts for software development costs under ASC 350, Intangibles—Goodwill and Other ("ASC 350"). The Company expenses software development costs as incurred during the preliminary project stage, while capitalizing costs incurred during the application development stage, which includes design, coding, installation and testing activities.

        Deferred Financing Fees—Costs associated with the Company's senior revolving credit facility were capitalized. The deferred financing fees are being amortized to interest expense on a straight-line basis over three years to match the terms of the facility. Deferred financing fees were $0.3 million and $0.6 million at December 31, 2010 and 2009, respectively.

        Income Taxes—Deferred income taxes are determined in accordance with ASC 740, Income Taxes ("ASC 740"), and arise from temporary differences between the tax basis and book basis of assets and liabilities. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reversed. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. The Company files tax returns for federal, state and local income tax purposes. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        If the Company considers that a tax position is "more-likely-than-not" of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex, and the Company often obtains assistance from external advisors. To the extent that the Company's estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company's consolidated statements of income and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits.

        See Note 11 for further discussion of the Company's income taxes.

        Employee Benefit Plans—ASC 715, Compensation—Retirement Benefits ("ASC 715"), requires that the funded status of a benefit postretirement plan be recognized in the Consolidated Balance Sheet and changes in that funded status be recognized in the year of change in other comprehensive income (loss). ASC 715 also requires that plan assets and obligations be measured at year end. The Company recognizes changes in actuarial gains and losses and prior service costs in the year in which the changes occur through accumulated other comprehensive loss.

        Evaluation of Subsequent Events—For the period ended December 31, 2010, management has evaluated all subsequent events through the issuance of financial statements.

        Commitments and Contingencies—Litigation—The Company accounts for contingencies in accordance with ASC 450, Contingencies, which requires the Company to accrue loss contingencies when the loss is both probable and estimable. All legal costs incurred in connection with loss contingencies are expensed as service is provided.

        Recent Accounting Pronouncements—There are no new accounting pronouncements that would impact the Company's financial position, results of operations or statement of cash flows.

2. SETTLEMENT AGREEMENT

        On August 23, 2006, CBOE and its directors were sued in the Court of Chancery of the State of Delaware (the "Delaware Court") by the Board of Trade of the City of Chicago, Inc. ("CBOT"), CBOT Holdings Inc., the parent corporation of CBOT ("CBOT Holdings"), and two members of the CBOT who purported to represent a class of individuals ("Exercise Member Claimants") who claimed that they were, or had the right to become, members of CBOE pursuant to the Exercise Right. "Exercise Right" refers to the grant under Paragraph (b) of Article Fifth of CBOE's Certificate of Incorporation when CBOE was a non-stock corporation to members of CBOT of the right to be members of CBOE without having to acquire a separate CBOE membership. We refer to this lawsuit as the "Delaware Action."

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

2. SETTLEMENT AGREEMENT (Continued)

        In the Delaware Action the plaintiffs sought a judicial declaration that Exercise Member Claimants were entitled to receive the same consideration in any proposed restructuring transaction involving CBOE as all other CBOE Members, and the plaintiffs also sought an injunction to bar CBOE and CBOE's directors from issuing any stock to CBOE Members as part of a proposed restructuring transaction, unless the Exercise Member Claimants received the same stock and other consideration as other CBOE Members.

        On June 3, 2009, the Delaware Court entered an order approving the Settlement Agreement, while reserving ruling on whether certain objectors were eligible to participate in that settlement. After subsequently ruling on those objections, the Delaware Court, on July 29, 2009, entered an order of approval and final judgment approving the Stipulation of Settlement (the "Settlement Agreement"), resolving all open issues about the settlement and dismissing the Delaware Action. While several appeals from the order of approval were filed, on November 30, 2009, CBOE reached a settlement with the appealing parties under which CBOE agreed to pay approximately $4.2 million. Separately, CME Group Inc. agreed to pay $2.1 million to CBOE in connection with CBOE's payments to the settling appellants. An expense of $2.1 million, representing the aggregate appellate settlement expense of $4.2 million reduced by $2.1 million due from CME Group, is included in the Exercise Right appeal settlement in the Consolidated Statement of Income for the year ended December 31, 2009. The $2.1 million due from CME Group is included in other receivable in the Consolidated Balance Sheet at December 31, 2009. On December 2, 2009, the Delaware Supreme Court approved the dismissal of all appeals, and as a result, the Delaware Court's order of approval and final judgment is final and is no longer subject to appeal.

        The Settlement Agreement approved by the Delaware Court included a non-opt out settlement class, which meant that anyone in the settlement class was bound by the Settlement Agreement and did not have the right to pursue separate claims against CBOE. The settlement class consists of two groups: Group A and Group B. Group A is defined as all persons who, prior to August 22, 2008, simultaneously owned or possessed at least one CBOT B-1 membership, at least one Exercise Right Privilege ("ERP") and at least 27,338 shares of CBOT stock or, after the CME acquisition of CBOT, 10,251.75 shares of CME Group stock (collectively, a "Group A Package"). Group B is defined as all persons who owned an ERP as of 5:00 p.m., central time, on October 14, 2008 (excluding Exercise Right Privileges that were used as components of Group A Packages and their transferees and assigns). In order to receive consideration under the Settlement Agreement, the members of Group A and Group B must have met certain other eligibility and procedural criteria contained in the Settlement Agreement and have been approved by the Delaware Court.

        As a final resolution of the claimed ownership interests in CBOE, qualifying members of the settlement class received a share of the $300 million cash pool that was paid upon the completion of the Company's restructuring transaction. Group A members received $235,327 for each approved Group A Package. Group B members received $250,000 for each approved Group B Package. In addition, the approved members of Group A collectively received an equity interest that was equal to 21.9% of the total equity interest issued to the CBOE Seat owners in the conversion of the CBOE Seats in the CBOE restructuring transaction. "CBOE Seat" refers to a regular membership that was made available by the CBOE in accordance with its Rules and which was acquired by a CBOE Member.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

2. SETTLEMENT AGREEMENT (Continued)

        Based on the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement, the Company, in December 2009, recorded a $300.0 million current liability in settlements payable and a $300.0 million reduction in retained earnings in the Consolidated Balance Sheet for the year ended December 31, 2009. The Company considered the payment to be a redemption of claimed ownership interests of CBOE, and thus, the liability for the payment was accounted for as an equity transaction. The $300.0 million represented the cash payment required to be made by the Company under the Settlement Agreement. The final payment related to the Settlement Agreement was made on June 18, 2010 (See Note 9).

3. CONVERSION, DIVIDEND PAYMENT AND INITIAL PUBLIC OFFERING

        On June 18, 2010, after receiving required approvals, CBOE converted from a non-stock corporation owned by its Members into a stock corporation that is a wholly-owned subsidiary of CBOE Holdings. In the restructuring transaction, each Exchange Seat owned by a CBOE Member on June 18, 2010 converted into 80,000 shares of Class A common stock of the Company. Exchange Seat owners received a total of 74,400,000 shares of Class A common stock of the Company in the restructuring transaction. In addition, certain persons who satisfied the qualification requirements set forth in the Settlement Agreement received a total of 16,333,380 shares of Class B common stock of the Company.

        Immediately following the issuance of the Class A and Class B common stock, the board of directors of the Company declared and paid a special dividend of $1.25 per outstanding share of Class A and Class B common stock, or $113.4 million in the aggregate.

        The initial public offering of 13,455,000 shares of unrestricted common stock, including 2,085,774 shares of unrestricted common stock sold by the selling stockholders, for a price of $29.00 per share, was completed on June 18, 2010. Net proceeds to the Company after deducting underwriter's fees and commissions and other related expenses were $301.2 million. Costs directly associated with the Company's initial public offering have been recorded as a reduction of the gross proceeds received in arriving at the amount recorded in additional paid-in capital.

        Upon consummation of the initial public offering, shares of Class A and Class B common stock not converted into unrestricted common and sold in the initial public offering automatically converted into 44,323,803 shares of Class A-1 common stock and 44,323,803 shares of Class A-2 common stock.

        Following the restructuring transaction, access to CBOE is made available through trading permits rather than through the ownership of memberships.

        In the consolidated statements of income of CBOE Holdings for the years ended December 31, 2009 and 2008, net income per share is calculated by dividing historical net income for each of the periods presented by the weighted average number of common shares as if the restructuring transaction were consummated at the beginning of each respective period.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

4. INVESTMENT IN AFFILIATES

        At December 31, 2010 and 2009, the investment in affiliates was comprised of the following (in thousands):

	2010	2009
Investment in OCC	$333	$333
Investment in Signal Trading	11,822	—
Investment in OneChicago	—	2,297
Investment in NSX	460	460

Investment in Affiliates	$12,615	$3,090

        In May 2010, CBOE acquired a 50% interest in Signal Trading from FlexTrade for $11.5 million, consisting of $7.7 million in cash and $3.8 million due to FlexTrade and contributed property and equipment of $0.3 million. The purpose of the joint venture is to develop and market a multi-asset front-end order entry system, known as "Pulse," which has particular emphasis on options trading. The Company will assist in the development of the terminals and provide marketing services to the joint venture which is accounted for under the equity method.

        OneChicago is a joint venture created to trade single stock futures. OneChicago is a for-profit entity with its own management and board of directors, and is separately organized as a regulated exchange. The Company made no capital contributions to OneChicago for the 2010, 2009 or 2008 fiscal years. The Company had a receivable due from OneChicago of $0.2 million and $0.4 million at December 31, 2010 and 2009, respectively. In December 2010, we recorded an impairment of our investment in OneChicago totaling $1.6 million which is included in net loss from investment in affiliates in the consolidated statement of income.

        On March 18, 2009, the Company exercised its last put right under the Termination of Rights Agreement with NSX. The Company surrendered 19,656 shares of Class B common stock resulting in a payment to CBOE of $1.5 million. CBOE no longer owns any Class B common shares in NSX but continues to own 8,424 Class A common shares in NSX. In December 2009, CBOE recorded an impairment of its investment in NSX totaling $0.2 million.

5. RELATED PARTIES

        The Company collected transaction and other fees of $455.5 million, $447.7 million and $493.2 million in the years ended December 31, 2010, 2009 and 2008, respectively, by drawing on accounts of CBOE's market participants held at OCC. The amounts collected included $101.3 million, $126.2 million and $131.9 million, respectively, of marketing fees during the years ended December 31, 2010, 2009 and 2008. The Company had a receivable due from OCC of $38.2 million and $32.1 million at December 31, 2010 and 2009, respectively.

        OPRA is a limited liability company consisting of representatives of the member exchanges and is authorized by the SEC to provide consolidated options information. This information is provided by the exchanges and is sold to outside news services and customers. OPRA's operating income is distributed among the exchanges based on their relative volume of total transactions. Operating income distributed to the Company was $16.0 million, $19.1 million and $20.0 million during the years ended

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

5. RELATED PARTIES (Continued)

December 31, 2010, 2009 and 2008, respectively. The Company had a receivable from OPRA of $4.1 million and $4.8 million at December 31, 2010 and 2009, respectively.

        The Company incurred re-billable expenses on behalf of CBSX for expenses such as employee costs, computer equipment and software of $3.5 million, $3.9 million and $2.3 million during the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are included as a reduction of the underlying expenses. The Company had a receivable from CBSX of $0.2 million at December 31, 2010 and 2009.

        Options Regulatory Surveillance Authority ("ORSA") is responsible for conducting insider trading investigations related to options on behalf of all options exchanges. CBOE is the Regulatory Services Provider under a plan entered into by the options exchanges and approved by the SEC. The Company incurred re-billable expenses on behalf of ORSA for expenses such as employee costs, occupancy and operating systems of $1.9 million, $1.8 million and $1.8 million, during the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are included as a reduction of the underlying expenses. The Company had a receivable due from ORSA of $0.9 million and $0.5 million at December 31, 2010 and 2009, respectively.

        The Company incurred immaterial administrative expenses for its affiliate, the Chicago Board Options Exchange Political Action Committee (the "Committee"), during the years ended December 31, 2010, 2009 and 2008. The Committee is organized under the Federal Election Campaign Act as a voluntary, not-for-profit, unincorporated political association. The Committee is empowered to solicit and accept voluntary contributions from the Company's executive and administrative personnel and all of its stockholders ("shareholders" as defined by Federal Election Commission regulations) and to contribute funds to the election campaigns of candidates for federal offices.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        At December 31, 2010 and 2009, accounts payable and accrued liabilities consisted of the following (in thousands):

	2010	2009
Compensation and benefit related liabilities	$15,455	$16,008
Royalties	8,198	8,386
Data processing related liabilities	1,255	2,887
Facilities	2,150	2,023
Legal	1,017	1,308
Accounts payable	5,000	2,861
Linkage	2,310	2,211
Other	4,699	7,274

Total	$40,084	$42,958

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

7. MARKETING FEE

        The Company facilitates the collection and payment of marketing fees assessed on certain trades taking place at CBOE. Funds resulting from the marketing fees are made available to Designated Primary Market-Makers and Preferred Market-Makers as an economic inducement to route orders to CBOE. Pursuant to ASC 605-45, Revenue Recognition—Principal Agent Considerations, the Company reflects the assessments and payments on a net basis, with no impact on revenues or expenses.

        As of December 31, 2010 and 2009, amounts assessed by the Company on behalf of others included in current assets totaled $7.8 million and $9.0 million, respectively, and payments due to others included in current liabilities totaled $8.3 million and $9.8 million, respectively.

8. DEFERRED REVENUE

        Through a rule interpretation that became operative when CME Holdings completed its acquisition of CBOT before final SEC action on CBOE rule filing SR-CBOE-2006-106 (which was approved by the SEC on January 15, 2008), CBOE temporarily extended the membership status of persons who were CBOE members pursuant to the Exercise Right at specified times just before that acquisition. Initially, the monthly access fees were based on recent CBOT lease rates and became effective September 1, 2007. Beginning in February 2008, the monthly access fees were based on CBOE lease rates rather than CBOT lease rates. The monthly access fee revenue was deferred and the funds were held in an interest-bearing escrow account maintained by the Company, pending the final outcome of legal matters.

        On December 2, 2009, the Delaware Supreme Court approved the dismissal of all appeals to the Delaware Action, and as a result, the Delaware Court's order of approval and final judgment is final and is no longer subject to appeal (See Note 2). The resolution of the Delaware Action pursuant to the Settlement Agreement in 2009 resulted in the Company recognizing as revenue the fees assessed to temporary members not subject to the fee-based payments under the Settlement Agreement. The recognition of fees not subject to the fee-based payments is reflected in the decrease in deferred revenue from the year ended December 31, 2008.

        The liquidity provider transaction fee sliding scale was implemented in 2007. Liquidity providers are required to prepay an entire year of transaction fees for the first two levels of the sliding scale in order to be eligible to participate in reduced fees assessed to contract volume above 1.4 million per month. The prepayment of the 2010 and 2009 transaction fees totaled $44.7 million and $40.4 million, respectively. These amounts are amortized and recorded as transaction fees over the respective year.

        The following tables summarize the activity in deferred revenue for the years ended December 31, 2010 and 2009.

(in thousands)	Balance at December 31, 2009	Cash Additions	Revenue Recognition	Balance at December 31, 2010
Liquidity provider sliding scale	$—	$44,671	$(44,671)	$—
Other, net	207	280	(207)	280

Total deferred revenue	$207	$44,951	$(44,878)	$280

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

8. DEFERRED REVENUE (Continued)

(in thousands)	Balance at December 31, 2008	Cash Additions	Revenue Recognition	Reclassification to Settlements Payable(1)	Balance at December 31, 2009
Deferred access revenue	$24,086	$14,215	$(38,301)	$—	$—
Access fees subject to fee-based payment	1,670	1,018	—	(2,688)	—
Deferred interest income earned on escrow	401	98	(499)	—	—
Liquidity provider sliding scale	—	40,384	(40,384)	—	—
Other, net	222	—	(15)	—	207

Total deferred revenue	$26,379	$55,715	$(79,199)	$(2,688)	$207

(1)
See Note 9.

9. SETTLEMENTS PAYABLE

        The following table summarizes the cash liabilities resulting from the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement and the settlement with the appellants as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010	December 31, 2009
Exercise Right privilege payable	$—	$300,000
Settlement with appellants	—	3,000
Access fees subject to fee-based payments	—	2,688

Total settlements payable	$—	$305,688

        The final cash payments for the Exercise Right privilege payable, settlement with appellants and access fees subject to fee-based payments were made on June 18, 2010 following the completion of the restructuring transaction.

10. EMPLOYEE BENEFITS

        Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan ("SMART Plan"). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $3.5 million, $3.5 million, $4.1 million to the SMART Plan for each of the years ended December 31, 2010, 2009 and 2008, respectively.

        Eligible employees may participate in the Supplemental Employee Retirement Plan ("SERP"), Executive Retirement Plan ("ERP") and Deferred Compensation Plan. The SERP, ERP and Deferred Compensation Plan are defined contribution plans that are nonqualified by Internal Revenue Code regulations. The Company contributed $1.6 million, $1.8 million and $1.9 million to the above plans for the years ended December 31, 2010, 2009 and 2008, respectively.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

10. EMPLOYEE BENEFITS (Continued)

        The Company also had a Voluntary Employees' Beneficiary Association ("VEBA"). The VEBA was a trust, qualifying under Internal Revenue Code Section 501(c)(9), created to provide certain medical, dental, severance and short-term disability benefits to employees. Contributions to the trust were based on reserve levels established by Section 419(a) of the Internal Revenue Code. The Company contributed $3.7 million, $5.6 million and $5.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company has terminated the trust.

        The Company has a postretirement medical plan for certain current and former members of senior management. The Company recorded immaterial postretirement benefits expense for the years ended December 31, 2010 and 2009, resulting from the amortization of service costs and actuarial expense included in accumulated other comprehensive loss at December 31, 2010 and 2009.

11. INCOME TAXES

        A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax rate, net of federal income tax effect	4.0	4.4	4.0
Other permanent differences, net	0.6	0.5	1.4

Effective income tax rate	39.6%	39.9%	40.4%

        The components of income tax expense for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
Current:
Federal	$51,502	$57,660	$63,296
State	13,704	11,752	15,029

Total current	65,206	69,412	78,325

Deferred:
Federal	3,470	1,862	(205)
State	(3,449)	(495)	(1)

Total deferred	21	1,367	(206)

Total	$65,227	$70,779	$78,119

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

11. INCOME TAXES (Continued)

        At December 31, 2010 and 2009, the net deferred income tax liability approximated (in thousands):

	December 31, 2010	December 31, 2009
Deferred tax assets	$21,853	$12,539
Deferred tax liabilities	(42,335)	(33,115)

Net deferred income tax liability	$(20,482)	$(20,576)

        The tax effect of temporary differences giving rise to significant portions of deferred tax assets and liabilities at December 31, 2010 and 2009 are presented below (in thousands):

	2010	2009
Deferred tax assets:
Intangibles	$1,158	$1,811
Accrued compensation and benefits	7,781	4,071
Capital loss carry forward	—	295
Property, equipment and technology, net	3,161	—
Investment in affiliates	8,684	4,473
Other	1,069	1,889

Total deferred tax assets	21,853	12,539

Deferred tax liabilities:
Property, equipment and technology, net	(38,441)	(30,124)
Investment in affiliates	(1,796)	(1,799)
Prepaid	(1,129)	(514)
VEBA	—	(667)
Other	(969)	(11)

Total deferred tax liabilities	(42,335)	(33,115)

Net deferred tax liabilities	$(20,482)	$(20,576)

        The net deferred tax liabilities are classified as long-term liabilities in the Consolidated Balance Sheets at December 31, 2010 and 2009.

        A reconciliation of the beginning and ending unrecognized tax benefits, including interest and penalties, is as follows (in thousands):

	2010	2009	2008
Balance as of January 1	$2,815	$3,055	$—
Gross increases on tax positions in prior period	205	495	342
Gross decreases on tax positions in prior period	(876)	(1,808)	—
Gross increases on tax positions in current period	1,136	1,092	2,713
Lapse of statue of limitations	(115)	(19)	—

Balance as of December 31	$3,165	$2,815	$3,055

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

11. INCOME TAXES (Continued)

        As of December 31, 2010, 2009 and 2008, the Company had $2.5 million, $2.3 million and $3.0 million, respectively, of uncertain tax positions, which if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $0.3 million, not including any potential new additions.

        Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company's consolidated statements of income and were $0.1 million, $0.5 million and none for the periods ended December 30, 2010, 2009 and 2008, respectively. Accrued interest and penalties were $0.7 million, $0.5 million and $0.1 million as of December 31, 2010, 2009 and 2008, respectively.

        The Company is subject to U.S. federal tax and Illinois, New Jersey, New York and Washington D.C. state taxes as well as other local jurisdictions. The Company's tax returns have been examined by the Internal Revenue Service through the fiscal year ended June 30, 2002 and the Illinois Department of Revenue through December 31, 2008. For New Jersey, New York and Washington D.C. the open years are 2007 and forward. The Company is currently under a limited examination for its 2008 federal income tax return and has received informal communication with respect to an examination of its 2009 federal income tax return.

12. SENIOR REVOLVING CREDIT FACILITY

        On December 23, 2008, the Company entered into a unsecured senior revolving credit facility with three financial institutions. The credit agreement is a three-year revolving credit facility of up to $150 million and expires on December 23, 2011. Borrowing under the facility became available upon the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement (See Note 2). As part of the Settlement Agreement, the Company was required to pay qualifying class members $300 million in cash at the completion of the restructuring transaction. The Company secured this line of credit to ensure that it had adequate funds available to meet this obligation. The proceeds can also be used for general corporate purposes. The Company may, at its option and with the consent of the participating financial institutions, so long as no default is continuing, increase the facility an additional $100 million up to $250 million. As of December 31, 2010 and 2009 and during the years ended December 31, 2010 and 2009, there were no borrowings against the credit facility.

        Under the terms of the senior revolving credit facility, there are two financial covenants with which the Company must comply. The consolidated leverage ratio at any time during any period of four fiscal quarters must not be greater than 1.5 to 1.0 and the consolidated interest coverage ratio as of the end of any fiscal quarter must not be less than 5.0 to 1.0. The Company is in compliance with all covenants as of December 31, 2010.

        The Company pays a commitment fee on the unused portion of the facility. The commitment fee rate was 0.375% for the year ended December 31, 2010 and 2009. The commitment fee and interest rate have two pricing levels based on the company's consolidated leverage ratio. At its option, the Company may borrow under the facility at either (1) LIBOR plus an applicable margin of 1.5% or 2.0% as determined in accordance with a leverage-based threshold or (2) a base rate, defined as the highest of (a) the Bank of America prime rate, (b) the federal funds rate plus 0.50% or (c) the one-month LIBOR rate plus 0.50%, plus the applicable margin rate. In accordance with the leverage-

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

12. SENIOR REVOLVING CREDIT FACILITY (Continued)

based threshold, the commitment fee increases to 0.50% if the Company's consolidated leverage ratio exceeds 1.0.

13. FAIR VALUE MEASUREMENTS

        Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company's own credit risk.

        The Company applied Accounting Standards Board ASC 820, Fair Value Measurements and Disclosures (formerly, Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements), which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing the framework for measuring fair value. ASC 820 applies to financial and nonfinancial instruments that are measured and reported on a fair value basis. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

  •
  Level 1—Unadjusted inputs based on quoted markets for identical assets or liabilities.

  •
  Level 2—Observable inputs, either direct or indirect, not including Level 1, corroborated by market data or based upon quoted prices in non-active markets.

  •
  Level 3—Unobservable inputs that reflect management's best assumptions of what market participants would use in valuing the asset or liability.

        The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2010 and 2009. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in millions)	Level 1	Level 2	Level 3	Total
Assets at fair value:
U.S. Treasury securities	$25,000	$—	$—	$25,000
Money market funds	26,000		—	26,000

Total assets at fair value at December 31, 2010	$51,000	$—	$—	$51,000

(amounts in millions)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$382,389	$—	$—	$382,389

Total assets at fair value at December 31, 2009	$382,389	$—	$—	$382,389

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

13. FAIR VALUE MEASUREMENTS (Continued)

        During 2010, the Company revalued its investment in OneChicago as a result of an other-than-temporary impairment. The investment is classified as level 3 as the fair value was based on both observable and unobservable inputs, resulting in a full impairment totaling $1.6 million which represented the remaining carry value of the investment.

14. COMMITMENTS AND CONTINGENCIES

        As of December 31, 2010, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of any of our current legal proceedings or claims is not expected to individually or in the aggregate materially affect our financial condition, results of operations or statement of cash flows .

  Index Options Litigation

        On November 15, 2006, the Company, The McGraw-Hill Companies, Inc. ("McGraw-Hill") and CME Group Index Services, LLC (substituted for Dow Jones & Co) ("Dow Jones") asserted claims in the Circuit Court of Cook County, Illinois against ISE and its parent company ("ISE"), seeking a declaration to prevent ISE from offering SPX and DJX options and to prevent OCC from issuing and clearing such options. ISE filed a lawsuit on November 2, 2006 in the United States District Court for the Southern District of New York, seeking a declaration that the rights asserted by McGraw-Hill and Dow Jones are preempted by federal law. The Illinois court has permanently restrained and enjoined ISE from listing or providing an exchange market for the trading of SPX and DJX options and enjoined OCC from issuing, clearing or settling the exercise of such ISE options. ISE and OCC have appealed this ruling. The New York action is currently pending, but has been stayed in light of the Illinois action.

  Patent Litigation

  ISE

        On November 22, 2006, ISE filed an action in federal court in the United States District Court for the Southern District of New York claiming that CBOE's Hybrid trading system infringes ISE's U.S. Patent No. 6,618,707 ("the '707 patent"). On January 31, 2007, CBOE filed an action in federal court in the Northern District of Illinois seeking a declaratory judgment that the '707 patent was not infringed, not valid and/or not enforceable against CBOE. The New York case was transferred to the Northern District of Illinois on August 9, 2007.

        The Court issued a construction of the claims of the '707 patent, on the basis of which CBOE has filed a dispositive motion for noninfringement. On March 2, 2011, the Court granted CBOE's summary judgment motion and entered judgment in favor of CBOE. ISE has filed a Notice of Appeal.

        On October 8, 2010, C2 filed a complaint in federal court in the Northern District of Illinois against ISE seeking a declaratory judgment that ISE's U.S. Patent No. 6,618,707, which is directed towards an automated exchange for trading derivative securities, is not infringed, not valid and not enforceable against C2. ISE has moved to dismiss C2's complaint. ISE's motion is pending.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

14. COMMITMENTS AND CONTINGENCIES (Continued)

  Realtime

        In July 2009, Realtime Data, LLC filed a complaint in the United States District Court for the Eastern District of Texas claiming that CBOE, certain other exchanges and the Options Price Reporting Authority (OPRA) infringed four Realtime patents by using, selling or offering for sale data compression products or services allegedly covered by those patents.

        Additionally, on May 11, 2010, Realtime filed a complaint in the same federal court against CBOE, OPRA and certain other exchanges claiming that they infringe another Realtime patent by using, selling or offering for sale data compression and decompression products or services allegedly covered by that patent. On August 17, 2010, Realtime filed a complaint in federal court against CBOE, OPRA and certain other exchanges alleging that they infringe an additional Realtime patent by making, using, selling, and/or offering for sale, one or more financial data compression and decompression products and/or services allegedly covered by that patent. These lawsuits have been consolidated with the prior pending case.

        CBOE's motion to dismiss for lack of personal jurisdiction is currently pending. In addition, the Defendants have appealed a decision denying a request to transfer the matter to the United States District Court for the Southern District of New York. The appeal is pending.

  Last Atlantis Litigation

        On November 7, 2005, a complaint was filed by certain market participants against CBOE, three other options exchanges and 35 market maker defendant groups (the "Specialist Defendants") in the United States District Court for the Northern District of Illinois. The complaint alleged that CBOE and the other exchange defendants allowed the Specialist Defendants to discriminate against the plaintiffs' electronic orders, allowed the Specialist Defendants to violate CBOE's Rules and the rules of the SEC, and falsely represented and guaranteed that electronically entered orders would be executed immediately. Plaintiffs sought unspecified compensatory damages, related injunctive relief, attorneys' fees and other fees and costs.

        The Court has dismissed the claims against CBOE and entered judgment in favor of it. The Court, however, has continued the litigation with respect to certain of the plaintiffs and some of the Specialist Defendants. The plaintiffs will be able to appeal the dismissal of their claims against CBOE after the disposal of the remaining claims.

  Other

        As a self-regulatory organization under the jurisdiction of the SEC, with respect to CBOE and C2, and as a designated contract market under the jurisdiction of the CFTC, with respect to CFE we are subject to routine reviews and inspections by the SEC and the CFTC. The Company is also currently a party to various other legal proceedings including those already mentioned. Management does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on the consolidated financial position, results of operations or cash flows.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

14. COMMITMENTS AND CONTINGENCIES (Continued)

  Leases and Other Obligations

        The Company leases facilities with lease terms remaining from 6 months to 41 months as of December 31, 2010. Total rent expense related to these lease obligations, reflected in data processing and facilities costs line items on the Consolidated Statements of Income, for the years ended December 31, 2010, 2009 and 2008, were $3.2 million, $3.3 million and $2.1 million, respectively. In addition, the Company has contractual obligations related to certain advertising programs and licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements which total $17.6 million for the next five years and $2.3 million for the five years thereafter. Future minimum payments under these non-cancelable lease and advertising agreements are as follows at December 31, 2010 (in thousands):

Year	Operating Leases	Advertising Obligations	Total
2011	$2,370	$1,370	$3,740
2012	2,048	1,452	3,500
2013	1,518	—	1,518
2014	208	—	208
2015	—	—	—

Total	$6,144	$2,822	$8,966

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

15. COMMON STOCK

        The following table represents the common stock activity in stockholders'/members' equity during the year ended December 31, 2010 (amounts in thousands):

	Unrestricted Common Stock		Class A Common Stock		Class B Common Stock		Class A-1 Common Stock		Class A-2 Common Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Balance—January 1, 2010	—	$—	—	$—	—	$—	—	$—	—	$—
Conversion of all Exchange Seats into shares of Class A common stock			74,400	744
Issuance of Class B common stock as set forth in the Settlement Agreement					16,333	163
Conversion of Class A common stock and Class B common stock into unrestricted common stock in connection with the sale by selling stockholders	2,086	21	(1,698)	(17)	(388)	(4)
Initial Public Offering	11,369	113
Conversion of remaining Class A common stock and Class B common stock as a result of the initial public offering			(72,702)	(727)	(15,945)	(159)	44,323	443	44,323	443
Tender offer for Class A-1 common stock							(5,983)	(59)
Tender offer for Class A-2 common stock									(5,983)	(60)
Automatic Conversion of remaining Class A-1 Common Stock to Unrestricted common stock	38,340	384					(38,340)	(384)
Other stock repurchases	(32)	—							(19)	—
Other equity transactions	19	—							(19)	—

Balance—December 31, 2010	51,782	$518	—	$—	—	$—	—	$—	38,302	$383

        The following provides a description of the common stock activity during the period.

  Class A Common Stock and Class B Common Stock

        On April 26, 2010, the Company filed Amendment No. 7 to the Form S-4 Registration Statement with the SEC setting forth the details of its restructuring transaction. A special meeting of the voting Members of CBOE was held on May 21, 2010, at which the adoption of an Agreement and Plan of Merger was approved by the affirmative vote of 89.6% of the memberships outstanding and entitled to vote at the special meeting. The Agreement and Plan of Merger provided for the restructuring of CBOE pursuant to which it converted from a non-stock corporation owned by its Members into a stock corporation that is a wholly-owned subsidiary of CBOE Holdings. In the restructuring transaction, each Exchange Seat owned by a CBOE Member on June 18, 2010, the date of the restructuring transaction, converted into 80,000 shares of Class A common stock of CBOE Holdings. Exchange Seat owners

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

15. COMMON STOCK (Continued)

received a total of 74,400,000 shares of Class A common stock of CBOE Holdings in the restructuring transaction.

        Immediately following the restructuring transaction, certain persons who satisfied the qualification requirements set forth in the Settlement Agreement received a total of 16,333,380 shares of Class B common stock of CBOE Holdings.

  Unrestricted Common Stock

        On June 18, 2010, the Company converted 1,698,000 shares of Class A common stock and 387,744 shares of Class B common stock into 2,085,774 shares of unrestricted common stock in connection with the sale of such shares by the selling stockholders in the Company's initial public offering.

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

  Tender Offers

        On November 29, 2010, the Company completed two concurrent tender offers for 5,983,713 shares of Class A-1 common stock and 5,983,713 shares of Class A-2 common stock at a purchase price of $25.00 per share. The purpose of the tender offers was to allow our Class A-1 and A-2 stockholders to obtain liquidity for a certain portion of their shares. The net proceeds received from our initial public offering were used to purchase the shares of Class A-1 and A-2 common stock in the tender offers.

  Class A-1

        The Class A-1 common stock had all the same rights and privileges as the unrestricted common stock; however, it was subject to certain transfer restrictions that applied until December 15, 2010.

        On December 15, 2010, the transfer restrictions on the Class A-1 common stock expired. The shares automatically converted from Class A-1 Common Stock to Unrestricted Common Stock totaled 38,340,090 shares.

  Class A-2

        The Class A-2 common stock has all the same rights and privileges as the unrestricted common stock; however, the Class A-2 common stock is subject to certain transfer restrictions that apply until June 13, 2011.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

16. STOCK-BASED COMPENSATION

        The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, as interpreted by SEC Staff Accounting Bulletins No. 107 and No. 110. Under ASC 718, stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.

        On January 13, 2010, the board approved the Amended and Restated CBOE Holdings, Inc. Long Term Incentive Plan (the "LTIP"). The LTIP provides that an aggregate of 2,489,039 shares of the Company's common stock are reserved for issuance to participants under the LTIP.

        The Compensation Committee of the Company's board of directors administers the LTIP and may designate any of the following as a participant under the LTIP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee and non-employee directors of the Company. The LTIP permits the granting of non-qualified stock options, restricted stock, restricted stock units or any combination of the foregoing. The Compensation Committee has the authority and complete discretion to prescribe, amend and rescind rules and regulations relating to the LTIP, select participants and to determine the form and terms of any awards.

        There were no non-qualified stock options or restricted stock units granted during the year ended December 31, 2010. On June 15, 2010, the Company granted 2,217,911 shares of restricted stock to certain officers, directors and employees of CBOE Holdings at a fair value of $29.00 per share, which is equal to the initial public offering share price. The shares granted have a four-year vesting schedule in which 25% of the shares granted vest each year on the anniversary of the grant date. Vesting accelerates upon the occurrence of a change in control of CBOE Holdings. Unvested portions of the restricted stock grants will be forfeited if the participant terminates employment prior to the applicable vesting date.

        For the year ended December 31, 2010, the Company recognized $20.8 million of stock-based compensation related to restricted stock. The Company recorded $13.0 million to recognize the remaining fair value of stock-based compensation awards granted to Messrs. Brodsky, Joyce and DuFour due to provisions contained in their respective agreements regarding employment. The Company has also accelerated stock-based compensation for three members of the Board of Directors that are leaving the board in May 2011 based on the determination by the Board of Directors on December 15, 2010, to decrease its size by three directors. The expense related to accelerated stock-based compensation is included in employee costs in the consolidated statements of income.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

16. STOCK-BASED COMPENSATION (Continued)

        The activity in the Company's restricted stock for the year ended December 31, 2010 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2010	—	$—
Granted	2,217,911	29.00
Vested	(485,641)	29.00
Forfeited	(19,490)	29.00

Unvested restricted stock at December 31, 2010	1,712,780	$29.00

        As of December 31, 2010, the Company had unrecognized stock-based compensation expense of $43.1 million related to outstanding restricted stock. The remaining unrecognized stock-based compensation is expected to be recognized on a straight-line basis over a remaining service period of 3.5 years, based on a June 15, 2010 award date, other than accelerated stock-based compensation that the Company expects to recognize approximately $0.5 million in the first quarter of 2011 related to restricted stock grants made to directors of the Company who are leaving the Board in May 2011. The Company is projecting a forfeiture rate of 5%. The total fair value of shares vested during the year ended December 31, 2010 was $14.1 million.

17. NET INCOME PER COMMON SHARE

        To calculate net income per common share, we applied the guidance under ASC 260, Earnings Per Share ("ASC 260"). The guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of net income per common share pursuant to the two-class method. We have determined our restricted stock awards granted to officers, directors and employees on June 15, 2010 qualify as participating securities.

        We compute net income per common share using the two-class method, which is an allocation formula that determines the net income for common shares and participating securities. Under the authoritative guidance the presentation of basic and diluted earnings per share is required for each class of common stock and not for participating securities. As such, the Company will present basic and diluted net income per share for its one class of common stock.

        The computation of basic net income allocated to common stockholders is calculated by reducing net income for the period by dividends paid or declared and undistributed net income for the period that are allocated to the participating securities to arrive at net income allocated to common stockholders. Net income allocated to common stockholders is divided by the weighted average number of common shares outstanding during the period.

        The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock or the two-class method. Diluted net income per common share is calculated by dividing net income allocated to common stockholders by the sum of the weighted average number of common

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

17. NET INCOME PER COMMON SHARE (Continued)

shares outstanding plus all additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

        The weighted average number of common shares outstanding for both basic and dilutive for the years ended December 31, 2009 and 2008, was calculated as if the restructuring transaction were consummated at the beginning of each respective period.

        The following table reconciles net income applicable to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the for the years ended December 31, 2010, 2009 and 2008:

(in thousands, except per share amounts)	2010	2009	2008
Basic EPS Numerator:
Net Income	$99,396	$106,451	$115,288
Less: Earnings allocated to participating securities	(1,230)	—	—

Net Income allocated to common stockholders	$98,166	$106,451	$115,288

Basic EPS Denominator:
Weighted average shares outstanding	95,754	90,733	90,733
Basic net income per common share	$1.03	$1.17	$1.27

Diluted EPS Numerator:
Net Income	$99,396	$106,451	$115,288
Less: Earnings allocated to participating securities	(1,230)	—	—

Net Income allocated to common stockholders	$98,166	$106,451	$115,288

Diluted EPS Denominator:
Weighted average shares outstanding	95,754	90,733	90,733
Dilutive common shares issued under restricted stock program	—	—	—

Diluted net income per common share	$1.03	$1.17	$1.27

        For the year ended December 31, 2010, 2,198,421 shares of restricted stock were not included in the computation of diluted net income per common share because to do so would have an antidilutive effect.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

18. QUARTERLY DATA (unaudited)

Year ended December 31, 2010 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$101,081	$112,618	$106,015	$117,390	$437,104
Operating expenses	62,352	70,792	71,082	65,537	269,763
Operating income	38,729	41,826	34,933	51,853	167,341

Net income	$22,676	$24,890	$20,454	$31,376	$99,396

Net income allocated to common stockholders	$22,676	$24,804	$20,001	$30,685	$98,166

Diluted—net income per share to common stockholders	$0.25	$0.27	$0.20	$0.31	$1.03

Year ended December 31, 2009 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$98,066	$108,985	$98,199	$120,832	$426,082
Operating expenses	57,746	61,403	65,197	64,151	248,497
Operating income	40,320	47,582	33,002	56,681	177,585

Net income	$24,278	$28,109	$19,160	$34,904	$106,451

Net income allocated to common stockholders	$24,278	$28,109	$19,160	$34,904	$106,451

Diluted—net income per share to common stockholders	$0.27	$0.31	$0.21	$0.38	$1.17

  •
  For the quarters and year ended December 31, 2009, the weighted average number of common shares is calculated as if the restructuring transaction were consummated at the beginning of each respective period.

  •
  In the fourth quarter of 2010, the Company recognized as operating revenue $4.4 million of prior period fees incorrectly coded by a CBOE participant. The coding error was indentified through a regulatory examination.

  •
  In the third and fourth quarter of 2010, the Company recognized as operating expenses $11.0 million and $2.0 million, respectively, of accelerated stock-based compensation for certain executives due to provisions contained in their agreements regarding employment.

  •
  In the fourth quarter of 2010, the Company recognized as total other income/(expense) an impairment on our investment in OneChicago of $1.6 million.

  •
  In the second quarter of 2009, the Company recognized as operating revenue $8.3 million of fees assessed to temporary members for the first six months of 2009 that were not subject to the fee-based payments under the Settlement Agreement, of which $4.7 million was assessed and collected in the first quarter of 2009.

  •
  In the fourth quarter of 2009, the Company recognized as operating revenue $24.1 million of fees assessed to temporary members for 2007 and 2008 that had been deferred pending final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2010, 2009 and 2008

18. QUARTERLY DATA (unaudited) (Continued)

  •
  In the fourth quarter of 2009, the Company recorded an operating expense of $2.1 million relating to the settlement of the appeals from the Delaware Court's order of approval and final judgment approving the Settlement Agreement.

19. SUBSEQUENT EVENTS

        On February 9, 2011, the Company's Board of Director's declared a quarterly cash dividend of $0.10 cents per share. The dividend is payable on March 25, 2011 to stockholders of record at the close of business on March 4, 2011.

        On February 28, 2011, the Company announced that it plans to begin trading futures and options on the CBOE Gold ETF Volatility Index ("GVZ") (Ticker-GVZ). Pending regulatory approval, CFE will begin trading GVZ futures on March 25, 2011 and CBOE is expected to introduce GVZ options a few weeks later.

        On March 3, 2011, CBOE announced that the United States District Court for the Northern District of Illinois found that CBOE's proprietary Hybrid and CBOEdirect systems do not infringe a patent held by ISE. As a result of the ruling, ISE's patent infringement suit against CBOE has been terminated. ISE has filed a Notice of Appeal. See "Legal Proceedings—Patent Litigation—ISE."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, with the participation of the Company's Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2010. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Management's Report on Internal Control over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

  Changes in internal control over financial reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information relating to our executive officers is included on pages 28-29 of this Annual Report on Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be held on May 17, 2011, which will be filed within 120 days of the end of our fiscal year ended December 31, 2010 (2011 Proxy Statement) and is incorporated herein by reference.

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and principal accounting officer, as well as all other employees and directors. Our Code of Business Conduct and Ethics is available on our website at http://ir.cboe.com/governance.cfm. We will also provide a copy of the Code of Business Conduct and Ethics to stockholders at no charge upon written request.

Item 11.    Executive Compensation

        Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be in the 2011 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2011 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions and director independence will be in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information regarding principal accountant fees and services will be in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report

        (1)   Financial Statements

        Our consolidated financial statements and the related reports of management and out independent registered public accounting firm which are required to be filed as part of this report are included in this Annual Report on Form 10-K beginning at page 78. These consolidated financial statements are as follows:

  •
  Consolidated Balance Sheets as of December 31, 2010 and 2009

  •
  Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

  •
  Consolidated Statement of Change in Stockholders'/Members' Equity for the years ended December 31, 2010, 2009 and 2008

  •
  Notes to Consolidated Financial Statements

        (2)   Financial Statement Schedules

        The Company has not included any financial statements schedules because they are not applicable or the required information is included in the consolidated financial statements or notes, thereto.

        (3)   List of Exhibits

        See (b) Exhibits below

(b)
Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of CBOE Holdings, Inc., incorporated by reference to Annex C to Amendment No. 7 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 26, 2010.
3.2
Amended and Restated Bylaws of CBOE Holdings, Inc., incorporated by reference to Annex D to Amendment No. 7 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 26, 2010.
10.1
Restated License Agreement, dated November 1, 1994, by and between Standard & Poor's Financial Services LLC (as successor-in-interest to Standard & Poor's, a division of McGraw-Hill, Inc.) and the Chicago Board Options Exchange, Incorporated (the "S&P License Agreement"), incorporated by reference to Exhibit 10.1 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.
10.2
Amendment No. 1 to the S&P License Agreement, dated January 15, 1995, incorporated by reference to Exhibit 10.2 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.
10.3
Amendment No. 2 to the S&P License Agreement, dated April 1, 1998, incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.

Exhibit No.	Description of Exhibit
10.4	Amendment No. 3 to the S&P License Agreement, dated July 28, 2000, incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.
10.5
Amendment No. 4 to the S&P License Agreement, dated October 27, 2000, incorporated by reference to Exhibit 10.5 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.
10.6
Amendment No. 5 to the S&P License Agreement, dated March 1, 2003, incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.
10.7
Amended and Restated Amendment No. 6 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.7 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.
10.8
Amended and Restated Amendment No. 7 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.
10.9
Amendment No. 8 to the S&P License Agreement, dated January 9, 2005, incorporated by reference to Exhibit 10.9 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.
10.10
Amendment No. 10 to the S&P License Agreement, dated June 19, 2009, incorporated by reference to Exhibit 10.10 to Amendment No. 6 to the Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.
10.11
Amendment No. 11 to the Restated License Agreement, dated as of April 29, 2010, by and between Standard & Poor's Financial Services LLC and the Chicago Board Options Exchange, Incorporated, incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on May 11, 2010.
10.12
Chicago Board Options Exchange, Incorporated Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*
10.13
Chicago Board Options Exchange, Incorporated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*
10.14
Chicago Board Options Exchange, Incorporated Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*
10.15
Amendment No. 1 to the Chicago Board Option Exchange, Incorporated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34774) filed on November 12, 2010.*
10.16
Amended and Restated Employment Agreement, effective December 31, 2009, by and between the Chicago Board Options Exchange, Incorporated and William J. Brodsky, incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on March 11, 2010.*

Exhibit No.	Description of Exhibit
10.17	Amended and Restated Employment Agreement, effective December 31, 2009, by and between the Chicago Board Options Exchange, Incorporated and Edward J. Joyce, incorporated by reference to Exhibit 10.17 to Amendment No. 5 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on March 11, 2010.*
10.18
Amendment No. 1 to the Company's Employment Agreement with Edward J. Joyce, effective August 1, 2010, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34774) filed on November 12, 2010.*
10.19
Amended and Restated Employment Agreement, effective December 31, 2009, by and between the Chicago Board Options Exchange, Incorporated and Edward T. Tilly, incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on March 11, 2010.*
10.20
Credit Agreement, dated as of December 23, 2008, among Chicago Board Options Exchange, Incorporated, CBOE Holdings, Inc. and Bank of America, N.A., incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.
10.21
Amended and Restated CBOE Holdings, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-165393) filed on June 11, 2010.*
10.22
Amended and Restated License Agreement, dated September 29, 2006, by and between Dow Jones & Company, Inc. and the Chicago Board Options Exchange, Incorporated, incorporated by reference to Exhibit 10.23 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.
10.23
Form of Restricted Stock Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34774) filed on June 11, 2010.*
10.24
Form of Restricted Stock Award Agreement (for Non-employee Directors), incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34774) filed on June 11, 2010.*
10.25	CBOE Holdings, Inc. Executive Severance Plan, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on October 6, 2010.*
10.26	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 20, 2010.
21.1	Subsidiaries of CBOE Holdings, Inc. (filed herewith)
23	Consent of Independent Registered Account Firm (filed herwith)
24	Powers of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (filed herewith).

Exhibit No.	Description of Exhibit
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).

*
Indicates Management Compensatory Plan, Contract or Arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CBOE HOLDINGS, INC. (Registrant)
By:	/s/ WILLIAM J. BRODSKY William J. Brodsky Chairman and Chief Executive Officer

Date: March 16, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ WILLIAM J. BRODSKY William J. Brodsky	Chairman, Chief Executive Officer and Director	March 16, 2011
/s/ ALAN J. DEAN Alan J. Dean	Executive Vice President, Chief Financial Officer and Treasurer	March 16, 2011
/s/ DAVID S. REYNOLDS David S. Reynolds	Chief Accounting Officer	March 16, 2011
/s/ ROBERT J. BIRNBAUM Robert J. Birnbaum	Director	March 16, 2011
/s/ JAMES R. BORIS James R. Boris	Director	March 16, 2011
/s/ MARK F. DUFFY Mark F. Duffy	Director	March 16, 2011
/s/ DAVID A. FISHER David A. Fisher	Director	March 16, 2011

SIGNATURE	TITLE	DATE

/s/ JANET P. FROETSCHER Janet P. Froetscher	Director	March 16, 2011
/s/ BRADLEY G. GRIFFITH Bradley G. Griffith	Director	March 16, 2011
/s/ PAUL KEPES Paul Kepes	Director	March 16, 2011
/s/ STUART J. KIPNES Stuart J. Kipnes	Director	March 16, 2011
/s/ DUANE R. KULLBERG Duane R. Kullberg	Director	March 16, 2011
/s/ BENJAMIN R. LONDERGAN Benjamin R. Londergan	Director	March 16, 2011
/s/ R. EDEN MARTIN R. Eden Martin	Director	March 16, 2011
/s/ RODERICK A. PALMORE Roderick A. Palmore	Director	March 16, 2011
/s/ SUSAN M. PHILLIPS Susan M. Phillips	Director	March 16, 2011
/s/ WILLIAM R. POWER William R. Power	Director	March 16, 2011
/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	March 16, 2011

SIGNATURE	TITLE	DATE

/s/ CAROLE E. STONE Carole E. Stone	Director	March 16, 2011
/s/ HOWARD L. STONE Howard L. Stone	Director	March 16, 2011
/s/ EUGENE S. SUNSHINE Eugene S. Sunshine	Director	March 16, 2011