Form 10-Q
period 2011-03-31
CBOE Holdings, Inc.
filed 2011-05-10
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2011
Unrestricted Common Shares, par value $0.01	51,786,717 shares
A-2 Common Shares, par value $0.01	38,297,994 shares

CBOE HOLDINGS, INC.

FORM 10-Q

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•                  “CBOE Holdings” or the “Company” refers to CBOE Holdings, Inc. and its subsidiaries after the completion of the restructuring transaction, which occurred on June 18, 2010.

•                  “CBOE” or the “Exchange” refers to (1) prior to the completion of the restructuring transaction, Chicago Board Options Exchange, Incorporated, a Delaware non-stock corporation, and (2) after the completion of the restructuring transaction, Chicago Board Options Exchange, Incorporated, a Delaware stock corporation. CBOE became a wholly-owned subsidiary of CBOE Holdings, Inc. on June 18, 2010.

•                  “C2” refers to C2 Options Exchange, Incorporated, which became a wholly-owned subsidiary of CBOE Holdings, Inc. on June 18, 2010.

•                  “CFE” refers to CBOE Futures Exchange, LLC, which became a wholly-owned subsidiary of CBOE Holdings, Inc. on June 18, 2010.

•                  The “restructuring transaction” refers to the transaction on June 18, 2010, in which CBOE converted from a Delaware non-stock corporation owned by its Members to a Delaware stock corporation and a wholly-owned subsidiary of CBOE Holdings, a Delaware stock corporation.

•                  “Delaware Action” refers to the lawsuit, which was entitled CME Group Inc. et al. v. Chicago Board Options Exchange, Incorporated et al. (Civil Action No. 2369-VCN) and filed in the Delaware Court on August 23, 2006, in which CBOE and its directors were sued in the Delaware Court by The Board of Trade of the City of Chicago, Inc. (“CBOT”), CBOT Holdings, Inc. and two members of the CBOT who purported to represent the exercise member claimants.

•                  “Delaware Court” refers to the Court of Chancery of the State of Delaware.

•                  “Settlement Agreement” means the Stipulation of Settlement, as amended, approved by the Delaware Court in the Delaware Action.

•                  “Member” or “Members” refers to, prior to the completion of the restructuring transaction, any person or organization (or any designee of any organization) that held a membership in the CBOE.

•                  “Our exchanges” refers to CBOE, C2 and CFE.

•                  “We,” “us” or “our” refers to (1) prior to the completion of the restructuring transaction, CBOE, and, as the context may require, CBOE Holdings, and (2) after the completion of the restructuring transaction, CBOE Holdings and its wholly-owned subsidiaries.

All references to “options” or “options contracts” in the text of this document refer to exchange-traded options and all references to “futures” refer to futures contracts.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from that expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, Part 1, Item 1A and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

• changes in law or government policy, including changes relating to the recently enacted or proposed legislation, and the rules promulgated thereunder, relating to the recent economic crisis;

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

• our ability to maintain adequate liquidity to allow us to continue to invest in our business;

• customer consolidation; and

• changes to the tax treatment for options trading, including the possible imposition of a transaction tax on options transactions.

For a detailed discussion of these and other factors that might affect our performance, see Part II, Item 1A of this Report. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing.

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

On June 18, 2010, after receiving required approvals, CBOE converted from a non-stock corporation owned by its members into a stock corporation that is a wholly-owned subsidiary of CBOE Holdings.

In the condensed consolidated statement of income of CBOE Holdings for the three months ended March 31, 2010, net income per share allocated to common stockholders is calculated by dividing historical net income for the period by the weighted average number of common shares as if the restructuring transaction were consummated at the beginning of the period.

The unrestricted common stock of CBOE Holdings is listed on the NASDAQ Global Select Market under the symbol “CBOE.”

CBOE Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2011 and 2010

	Three months ended March 31,
(in thousands, except per share amounts)	2011	2010
	(unaudited)
Operating Revenues:
Transaction fees	$89,939	$83,411
Access fees	17,605	2,204
Exchange services and other fees	4,690	4,361
Market data fees	5,102	5,748
Regulatory fees	4,958	3,829
Other revenue	1,748	1,528
Total Operating Revenues	124,042	101,081
Operating Expenses:
Employee costs	25,736	23,137
Depreciation and amortization	8,696	7,301
Data processing	4,428	5,082
Outside services	6,579	8,123
Royalty fees	11,146	10,898
Trading volume incentives	5,759	3,696
Travel and promotional expenses	1,685	1,986
Facilities costs	1,492	1,384
Other expenses	986	745
Total Operating Expenses	66,507	62,352
Operating Income	57,535	38,729
Other Income/(Expense):
Investment income	42	100
Net loss from investment in affiliates	(460)	(205)
Interest and other borrowing costs	(225)	(222)
Total Other Income/(Expense)	(643)	(327)
Income Before Income Taxes	56,892	38,402
Income tax provision	24,021	15,726
Net Income	32,871	22,676
Net Income Allocated to Participating Securities	(782)	—
Net Income Allocated to Common Stockholders	$32,089	$22,676
Net income per share allocated to common stockholders (Note 4):
Basic	$0.36	$0.25
Diluted	0.36	0.25
Weighted average shares used in computing net income per common share:
Basic	90,085	90,733
Diluted	90,085	90,733

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

(in thousands, except share amounts)	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$115,689	$53,789
Accounts receivable—net allowances of $120 and $108	47,015	37,746
Marketing fee receivable	8,548	7,815
Income taxes receivable	—	5,537
Other prepaid expenses	7,061	4,510
Other current assets	702	537
Total Current Assets	179,015	109,934
Investments in Affiliates	12,156	12,615
Land	4,914	4,914
Property and Equipment:
Construction in progress	798	1,729
Building	60,917	60,917
Furniture and equipment	245,697	240,711
Less accumulated depreciation and amortization	(226,036)	(221,273)
Total Property and Equipment—Net	81,376	82,084
Other Assets:
Software development work in progress	2,954	1,131
Data processing software and other assets (less accumulated amortization—2011, $111,166; 2010, $107,770)	40,405	43,434
Total Other Assets—Net	43,359	44,565
Total	$320,820	$254,112
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$32,321	$40,084
Marketing fee payable	9,101	8,349
Deferred revenue	28,597	280
Post-retirement medical benefits	77	103
Income tax payable	15,440	—
Total Current Liabilities	85,536	48,816
Long-term Liabilities:
Post-retirement medical benefits	1,807	1,782
Income taxes payable	3,682	3,165
Other long-term liabilities	3,975	3,993
Deferred income taxes	22,856	20,482
Total Long-term Liabilities	32,320	29,422
Commitments and Contingencies
Total Liabilities	117,856	78,238
Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 51,786,717 shares issued and outstanding at March 31, 2011 and December 31, 2010	518	518
Class A-2 common stock, $0.01 par value: 45,366,690 shares authorized; 38,297,994 shares issued and outstanding at March 31, 2011 and December 31, 2010	383	383
Additional paid-in-capital	46,271	42,858
Retained earnings	156,730	133,087
Accumulated other comprehensive loss	(938)	(972)
Total Stockholders’ Equity	202,964	175,874
Total	$320,820	$254,112

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands)	Preferred Stock	Unrestricted Common Stock	Class A-2 Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2010	$—	$518	$383	$42,858	$133,087	$(972)	$175,874
Cash dividends on common stock of $0.10 per share					(9,228)		(9,228)
Stock based compensation				3,413			3,413
Net income					32,871		32,871
Post-retirement benefit obligation adjustment—net of tax expense of $12						34	34
Comprehensive income							32,905
Balance—March 31, 2011	$—	$518	$383	$46,271	$156,730	$(938)	$202,964

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2011 and 2010

	Three months ended March 31,
(in thousands)	2011	2010
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$32,871	$22,676
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,696	7,301
Other amortization	22	17
Provision for deferred income taxes	2,385	(2,028)
Stock-based compensation	3,413	—
Loss on disposition of property and equipment	160	—
Equity in loss of affiliates	—	205
Impairment of investment in affiliate	460	—
Changes in assets and liabilities:
Accounts receivable	(9,269)	(6,815)
Marketing fee receivable	(733)	(57)
Income taxes receivable	5,537	1,288
Prepaid expenses	(2,422)	(1,441)
Other receivable	—	586
Other current assets	(165)	(239)
Accounts payable and accrued expenses	(7,737)	(9,385)
Marketing fee payable	752	92
Deferred revenue	28,298	32,580
Post-retirement benefit obligations	(1)	(2)
Income taxes payable	15,957	17,436
Access fees subject to fee-based payment	—	118
Net Cash Flows provided by Operating Activities	78,224	62,332
Cash Flows from Investing Activities:
Capital and other assets expenditures	(7,134)	(6,562)
Proceeds from disposition of property and equipment	38	—
Net Cash Flows used in Investing Activities	(7,096)	(6,562)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(9,228)	—
Payments for debt issuance costs	—	(3)
Net Cash Flows used in Financing Activities	(9,228)	(3)
Net Increase in Cash and Cash Equivalents	61,900	55,767
Cash and Cash Equivalents at Beginning of Period	53,789	383,730
Cash and Cash Equivalents at End of Period	$115,689	$439,497
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$142	$518
Non-cash activities:
Change in post-retirement benefit obligation	(22)	(17)
Unpaid liability to acquire equipment and software	2,747	1,388

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2011 and 2010

(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

CBOE Holdings is the holding company of registered securities exchanges, subject to oversight by the Securities and Exchange Commission (the “SEC”) and as a designated contract maker subject to the oversight of the Commodity Futures Trading Commission (“CFTC”).

The primary business of the Company is the operation of markets for the trading of listed options contracts for three broad product categories: the stocks of individual corporations (equity options), various market indexes (index options) and securitized baskets of equity (options on exchange-traded funds (ETFs) and exchange-traded notes (ETNs). We offer trading access for listed options through a single system that integrates electronic trading and open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single market is offered through our Hybrid trading model operating on a proprietary technology platform known as CBOEdirect. CBOEdirect is the technology platform for all of our exchanges and is configured to implement different market models. Through CFE, we offer futures and options on futures on the Volatility S&P 500 option (“VIX”).

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

The Company’s initial public offering of 13,455,000 shares of unrestricted common stock, including 2,085,774 shares of unrestricted common stock sold by the selling stockholders, for a price of $29.00 per share, was completed on June 18, 2010. Net proceeds to the Company after deducting underwriter’s fees and commissions and other related expenses were $301.2 million. Costs directly associated with the Company’s initial public offering have been recorded as a reduction of the gross proceeds received in arriving at the amount recorded in additional paid-in capital.

Upon consummation of the initial public offering, shares of Class A and Class B common stock not converted into unrestricted common and sold in the initial public offering automatically converted into 44,323,803 shares of Class A-1 common stock and 44,323,803 shares of Class A-2 common stock.

Following the restructuring transaction, access to CBOE was made available through trading permits rather than through memberships.

In the condensed consolidated statement of income of CBOE Holdings for the three months ended March 31, 2010, net income per share allocated to common stockholders is calculated by dividing historical net income for the period by the weighted average number of common shares as if the restructuring transaction were consummated at the beginning of the period.

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

Automatic Conversion of Class A-1 Common Stock

On December 15, 2010, each of the 38,340,090 issued and outstanding shares of Class A-1 common stock automatically converted into one share of Unrestricted Common Stock.

NOTE 2 — BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

NOTE 3 — ACCESS FEES

On July 1, 2010, the Company implemented a new trading access program following the restructuring transaction. Access fees under the new structure are assessed to all Trading Permit Holders. Prior to July 1, 2010, the Company only charged access fees to temporary members and participants in the interim trading permit program.

The demand for trading permits could be impacted by seasonality and market fluctuations that affect trading volume.

NOTE 4 — NET INCOME PER COMMON SHARE

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

We compute net income per common share using the two-class method, which is an allocation formula that determines the net income for common shares and participating securities. Under the authoritative guidance the presentation of basic and diluted earnings per share is required for each class of common stock and not for participating securities. As such, the Company will present basic and diluted net income per share for its common stock as a single class.

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

The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock or the two-class method. Diluted net income per common share is calculated by dividing net income allocated to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The weighted average number of common shares outstanding for both basic and dilutive for the three months ended March 31, 2010 was calculated as if the restructuring transaction were consummated at the beginning of the respective period.

The following table reconciles net income applicable to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010

Basic EPS Numerator:
Net Income	$32,871	$22,676
Less: Earnings allocated to participating securities	(782)	—
Net Income allocated to common stockholders	$32,089	$22,676
Basic EPS Denominator:
Weighted average shares outstanding	90,085	90,733
Basic net income per common share	$0.36	$0.25

Diluted EPS Numerator:
Net Income	$32,871	$22,676
Less: Earnings allocated to participating securities	(782)	—
Net Income allocated to common stockholders	$32,089	$22,676
Diluted EPS Denominator:
Weighted average shares outstanding	90,085	90,733
Dilutive common shares issued under restricted stock program	—	—
Diluted net income per common share	$0.36	$0.25

For the three months ended March 31, 2011, 2,195,621 shares of restricted stock were not included in the computation of diluted Net Income per common share because to do so would have an antidilutive effect.

NOTE 5 — STOCK-BASED COMPENSATION

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

For the three months ended March 31, 2011, the Company recognized $3.4 million of stock-based compensation related to restricted stock which includes $0.3 million of accelerated stock-based compensation for three members of the Company’s Board of Directors that are leaving the board in May 2011. Stock-based compensation expense is included in employee costs in the condensed consolidated statement of income.

As of March 31, 2011, the Company had unrecognized stock-based compensation of $39.9 million related to outstanding restricted stock.  The remaining unrecognized stock-based compensation is expected to be recognized over the next 38.5 months. The Company is projecting a forfeiture rate of 5%.

The activity in the Company’s restricted stock for the three months ended March 31, 2011 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2011	1,712,780	$29.00
Granted	—	—
Vested	—	—
Forfeited	(2,800)	29.00
Unvested restricted stock at March 31, 2011	1,709,980	$29.00

NOTE 6 — INVESTMENT IN AFFILIATES

At March 31, 2011 and December 31, 2010, the investment in affiliates was comprised of the following (in thousands):

	March 31, 2011	December 31, 2010
Investment in OCC	$333	$333
Investment in Signal Trading	11,823	11,822
Investment in NSX	—	460
Investment in Affiliates	$12,156	$12,615

In March 2011, we recorded an impairment of $0.5 million representing the carrying value of our investment in NSX Holdings, Inc.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2011 and December 31, 2010, accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Compensation and benefit-related liabilities	$7,414	$15,455
Royalties	10,451	8,198
Data processing related liabilities	1,344	1,255
Facilities	1,759	2,150
Legal	2,075	1,017
Accounts payable	1,306	5,000
Capital and other assets	1,905	556
Linkage	2,546	2,310
Other	3,521	4,143
Total	$32,321	$40,084

NOTE 8 — MARKETING FEE

The Company facilitates the collection and payment of marketing fees assessed on certain trades taking place at CBOE. Funds resulting from the marketing fees are made available to Designated Primary Market Makers and Preferred Market Makers to use as an economic inducement to route orders to CBOE. Pursuant to ASC 605-45, Revenue Recognition—Principal Agent Considerations, the Company reflects the assessments and payments on a net basis, with no impact on revenues or expenses.

As of March 31, 2011 and December 31, 2010, amounts assessed by the Company on behalf of others included in current assets totaled $8.5 million and $7.8 million, respectively, and payments due to others included in current liabilities totaled $9.1 million and $8.3 million, respectively.

NOTE 9 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the period ending March 31, 2011 (in thousands):

	Balance at December 31, 2010	Cash Additions	Revenue Recognition	Balance at March 31, 2011
Other — net	$280	$1,259	$(756)	$783
Liquidity provider sliding scale (1)	—	37,085	(9,271)	27,814
Total deferred revenue	$280	$38,344	$(10,027)	$28,597

(1) The liquidity provider transaction fee sliding scale was implemented in 2007. Liquidity providers are required to prepay an entire year of transaction fees for the first two levels of the sliding scale in order to be eligible to participate in reduced fees assessed to contract volume above 1.4 million per month. The prepayment of the 2011 transaction fees totaled $37.1 million. This amount is amortized and recorded as transaction fees over the calendar year.

NOTE 10 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $1.0 million and $1.1 million to the SMART Plan for the three months ended March 31, 2011 and 2010, respectively.

Eligible employees may participate in the Supplemental Employee Retirement Plan (“SERP”), Executive Retirement Plan (“ERP”) and Deferred Compensation Plan. The SERP, ERP and Deferred Compensation Plan are defined contribution plans that are nonqualified by Internal Revenue Code regulations. The Company contributed $0.3 million and $0.8 million to the above plans for the three months ended March 31, 2011 and 2010, respectively.

The Company has a postretirement medical plan for certain current and former members of senior management. The Company recorded immaterial postretirement benefits expense for the three months ended March 31, 2011 and 2010.

NOTE 11 — INCOME TAXES

For the three months ended March 31, 2011 and 2010, the Company recorded income tax provisions of $24.0 million and $15.7 million, respectively. The effective income tax rate for the three months ended March 31, 2011 and 2010 was 42.2 percent and 41.0 percent, respectively.

As of March 31, 2011 and December 31, 2010, the Company had $2.9 million and $2.5 million, respectively, of uncertain tax positions, which if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $0.3 million, not including any potential new additions.

Estimated interest costs and penalties, which are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income, were $0.1 million for the three months ended March 31, 2011 and 2010. Accrued interest and penalties were $0.8 million and $0.7 million as of March 31, 2011 and December 31, 2010, respectively.

The Company is subject to U.S. federal tax and Illinois, New Jersey, New York and Washington D.C. state taxes as well as other local jurisdictions. The Company’s tax returns have been examined by the Internal Revenue Service through the fiscal year ended June 30, 2002 and the Illinois Department of Revenue through December 31, 2008. For New Jersey, New York and Washington D.C., the open years are 2007 and forward. The Company is currently under a limited examination for its 2008 federal income tax return and has received informal communication with respect to an examination of its 2009 federal income tax return.

NOTE 12— SENIOR REVOLVING CREDIT FACILITY

On December 23, 2008, the Company entered into an unsecured senior revolving credit facility with three financial institutions. The credit agreement is a three-year revolving credit facility of up to $150 million and expires on December 23, 2011. Borrowing under the facility became available upon the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. As part of the Settlement Agreement, the Company was required to pay qualifying class members $300 million in cash at the completion of the restructuring transaction. The Company secured this line of credit to ensure that it had adequate funds available to meet this obligation. The funds borrowed under this facility can also be used for general corporate purposes. The Company may, at its option and with the consent of the participating financial institutions, so long as no default is continuing, increase the facility an additional $100 million up to $250 million. As of March 31, 2011 and December 31, 2010 and during the three months ended March 31, 2011, there were no borrowings against the credit facility.

Under the terms of the senior revolving credit facility, there are two financial covenants with which the Company must comply. The consolidated leverage ratio at any time during any period of four fiscal quarters must not be greater than 1.5 to 1.0 and the consolidated interest coverage ratio as of the end of any fiscal quarter must not be less than 5.0 to 1.0. The Company is in compliance with all covenants as of March 31, 2011 and December 31, 2010.

The Company pays a commitment fee on the unused portion of the facility. The commitment fee rate was 0.375% for the three months ended March 31, 2011 and 2010. The commitment fee and interest rate have two pricing levels based on the company’s consolidated leverage ratio. At its option, the Company may borrow under the facility at either (1) LIBOR plus an applicable margin of 1.5% or 2.0% as determined in accordance with a leverage-based threshold or (2) a base rate, defined as the highest of (a) the Bank of America prime rate, (b) the federal funds rate plus 0.50% or (c) the one-month LIBOR rate plus 0.50%, plus the applicable margin rate. In accordance with the leverage-based threshold, the commitment fee increases to 0.50% if the Company’s consolidated leverage ratio exceeds 1.0.

NOTE 13 — FAIR VALUE MEASUREMENTS

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

•                  Level 3—Unobservable inputs that reflect management’s best assumptions of what market participants would use in valuing the asset or liability.

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of March 31, 2011. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in millions)	Level 1	Level 2	Level 3	Total
Assets at fair value:
U.S. Treasury securities	$56,000	$—	$—	$56,000
Money market funds	57,000	—	—	57,000
Total assets at fair value at March 31, 2011	$113,000	$—	$—	$113,000

In the three months ended March 31, 2011, the Company revalued its investment in NSX Holdings, Inc. as a result of an other-than-temporary impairment. The investment is classified as level 3 as the fair value was based on both observable and unobservable inputs, resulting in a full impairment totaling $0.5 million which represented the carrying value of the investment.

NOTE 14 — SUBSEQUENT EVENTS

On May 3, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 cents per share. The dividend is payable on June 24, 2011 to stockholders of record at the close of business on June 3, 2011.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information.  Please see “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

RESULTS OF OPERATIONS

The following summarizes changes in financial performance for the three months ended March 31, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
	(dollars in millions)
Total operating revenues	$124.0	$101.1	$22.9	22.7%
Total operating expenses	66.5	62.4	4.1	6.6%
Operating income	57.5	38.7	18.8	48.6%
Total other income/(expense)	(0.6)	(0.3)	(0.3)	(100.0)%
Income before income taxes	56.9	38.4	18.5	48.2%
Income tax provision	24.0	15.7	8.3	52.9%
Net income	$32.9	$22.7	$10.2	44.9%
Net income allocated to common stockholders	$32.1	$22.7	$9.4	41.4%
Operating income percentage	46.4%	38.3%
Net income percentage	26.5%	22.5%
Diluted net income per share allocated to common stockholders	$0.36	$0.25

•                  The Company’s market share of total options contracts traded was 27.2% for the three months ended March 31, 2011, compared with 30.0% for the same period in 2010.

•                  Total operating revenues increased due to higher transaction fees, access fees and regulatory fees.

•                  Total operating expenses increased primarily due to increases in employee costs, depreciation and amortization, and trading volume incentives, partially offset by a decrease in outside services and data processing.

Significant Events in Three Months Ended March 31, 2011

On February 9, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 cents per share. The dividend was paid on March 25, 2011 to stockholders of record at the close of business on March 4, 2011.

Operating Revenues

Total operating revenues for the three months ended March 31, 2011 were $124.0 million, an increase of $22.9 million, or 22.7%, compared with the same period in 2010. The following summarizes changes in total operating revenues for the three months ended March 31, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
	(in millions)
Transaction fees	$89.9	$83.4	$6.5	7.8%
Access fees	17.6	2.2	15.4	700.0%
Exchange services and other fees	4.7	4.4	0.3	6.8%
Market data fees	5.1	5.8	(0.7)	(12.1)%
Regulatory fees	5.0	3.8	1.2	31.6%
Other revenue	1.7	1.5	0.2	13.3%
Total operating revenues	$124.0	$101.1	22.9	22.7%

Transaction Fees

Transaction fees increased 7.8% to $89.9 million for the three months ended March 31, 2011, representing 72.5% of total operating revenues, compared with $83.4 million for the same period in 2010, or 82.5% of total operating revenues. This increase was largely driven by an increase of 13.4% in trading volume, partially offset by a decrease of 5.0% in average transaction fee per contract.

Trading volume is impacted by many factors. These include but are not limited to: political and world events, market volatility, regulatory actions or considerations, availability of capital, competition, number of trading days in the period and seasonality.

Average transaction fee per contract, discussed in detail below, is impacted by our fee structure, which includes volume based incentive programs, mix of products traded and the percentage of trading volume executed by customers as compared to professionals, market-makers, clearing trading permit holders and broker-dealers. The implementation of fee changes, which may increase or decrease our average transaction fee per contract, is primarily to ensure we are competitive in the options marketplace and to ultimately improve and continue to drive order flow to our exchanges. We cannot predict the trading patterns of exchange participants, which may be based on factors not in our control, but we can continue to price our products at levels that are in line with the markets in which we compete.

The following summarizes total transaction fees by product for the three months ended March 31, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
	(in millions)
Equities	$25.8	$26.9	$(1.1)	(4.1)%
Indexes	43.9	40.4	3.5	8.7%
Exchange-traded funds	16.2	14.9	1.3	8.7%
Total options transaction fees	85.9	82.2	3.7	4.5%
Futures	4.0	1.2	2.8	233.3%
Total transaction fees	$89.9	83.4	$6.5	7.8%

Trading Volume

Average daily trading volume (“ADV”) for the first three months of 2011 was 5.08 million contracts, up 11.6% compared with 4.55 million for the same period in 2010. The increased volume was reflected across all product categories. The increase in indexes was primarily driven by higher volume in our Volatility S&P 500 option (“VIX”) partially offset by lower volume in our S&P 500 exchange traded option (“SPX”). The increase in exchange-traded funds was primarily driven by higher volume in the SPDR S&P 500 ETF Trust (“SPY”). The Company also experienced significant growth in futures primarily driven by futures on VIX. Total trading days for the first three months of 2011 and 2010 was sixty-two and sixty-one, respectively.

The following summarizes changes in total trading volume and ADV by product for the three months ended March 31, 2011 compared to the same period in 2010.

	2011		2010		Volume Percent	ADV Percent
	Volume	ADV	Volume	ADV	Change	Change
	(in millions)
Equities	161.4	2.61	146.1	2.40	10.5%	8.8%
Indexes	72.7	1.17	67.7	1.11	7.4%	5.4%
Exchange-traded funds	78.3	1.26	63.4	1.04	23.5%	21.2%
Total options contracts	312.4	5.04	277.2	4.55	12.7%	10.8%
Futures contracts	2.6	0.04	0.6	—	333.3%	—
Total contracts	315.0	5.08	277.8	4.55	13.4%	11.6%

Average transaction fee per contract

The average transaction fee per contract was $0.285 for the three months ended March 31, 2011, a decrease of 5.0% compared with $0.300 for the same period in 2010. Average transaction fee per contract represents transaction fees divided by total contracts.

There are a number of factors that contributed to the decrease in our average transaction fee per contract for the three months ended March 31, 2011 compared to the same period in 2010. One of the primary factors for the decrease in average transaction fee per contract in the current year quarter compared to the prior year quarter is the implementation of and/or increase in qualifying trades for various volume based incentive programs. These programs in the current year quarter included: (1) a multi-listed option fee cap, (2) transaction fee sliding scales, including one for premium product transactions and (3) large trade discounts.  The Company has also implemented, generally in response to competitive pressures, various fee waivers intended to increase or retain customer orders in high volume and highly competitive multi-listed option classes.

The following summarizes average transaction fee per contract by product for the three months ended March 31, 2011 compared to the same period in 2010.

	2011	2010	Percent Change
Equities	$0.160	$0.184	(13.0)%
Indexes	0.604	0.597	1.2%
Exchange-traded funds	0.207	0.236	(12.3)%
Total options average transaction fee per contract	0.275	0.297	(7.4)%
Futures	1.507	1.952	(22.8)%
Total average transaction fee per contract	$0.285	$0.300	(5.0)%

Concentration of Revenue

At March 31, 2011, there were approximately 96 CBOE clearing firms, two of which cleared a combined 48% of our billings collected through the Options Clearing Corporation (“OCC”) for the three months ended March 31, 2011. The next largest clearing firm accounted for approximately 5% of our billings collected through the OCC. No one affiliate of either of the top two clearing firms represented more than 15% of the billings collected for the three months ended March 31, 2011 or 2010. Should a clearing firm withdraw from CBOE, we believe the affiliate portion of that firm’s trading activity would likely transfer to another clearing firm. Therefore, we do not believe CBOE is exposed to a significant risk from the loss of revenue received from a particular clearing firm.

The two largest clearing firms, mentioned above, clear the majority of the market-maker sides of transactions at CBOE, and at all of the U.S. options exchanges. If either of these firms were to withdraw from the business of market-maker clearing, and market-makers were unable to make new clearing arrangements, this could create significant disruption to the U.S. options markets, including CBOE.

Access Fees

Access fees for the three months ended March 31, 2011 were $17.6 million compared to $2.2 million for the same period in 2010, representing 14.2% and 2.2% of total operating revenues, respectively.

Subsequent to the restructuring transaction and initial public offering, a new access fee structure was implemented and access fees under the new structure were assessed to Trading Permit Holders beginning on July 1, 2010. Prior to July 1, 2010, the Company charged access fees only to temporary members and participants in the interim trading permit program. Under the new program, the Company charges monthly access fees to all Trading Permit Holders.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended March 31, 2011 increased 6.8% to $4.7 million from $4.4 million for the same period in 2010, representing 3.8% and 4.4% of total operating revenues, respectively.

Market Data Fees

Market data fees decreased $0.7 million to $5.1 million for the three months ended March 31, 2011 from $5.8 million for the same period in 2010. This category accounted for 4.1% and 5.7% of total operating revenues, respectively. Market data fees represent income derived from the Options Price Reporting Authority (“OPRA”) as well as the Company’s market data services. OPRA and Company market data fees for the three months ended March 31, 2011 and 2010 were $3.6 million and $1.5 million and $4.5 million and $1.3 million, respectively. OPRA income is allocated through OPRA based on each exchange’s share of total options transactions cleared. The Company’s share of OPRA income for the three months ended March 31, 2011 decreased to 23.9% from 28.0% for the same period in 2010 as a result of the decline in the Company’s share of total options contracts traded. The Company’s market data services provide users with current and historical options and futures data.

Regulatory Fees

Regulatory fees increased 31.6% for the three months ended March 31, 2011 to $5.0 million from $3.8 million for the same period in 2010. As a percent of total operating revenues, regulatory fees accounted for 4.0% and 3.8%, respectively. The Company charges fees based on the number of customer contracts executed by Trading Permit Holders. The increase in regulatory fees is primarily due to an increase in the rates charged for regulatory functions and higher trading volume as compared to the same period in 2010.

Other Revenue

Other revenue was $1.7 million for the three months ended March 31, 2011 compared with $1.5 million for the same period in 2010, representing an increase of $0.2 million. This category accounted for 1.4% and 1.5% of total operating revenues, respectively.

Operating Expenses

Total operating expenses increased $4.1 million, or 6.6%, to $66.5 million for the three months ended March 31, 2011 from $62.4 million for the same period in 2010. This increase was primarily due to increases in employee costs, depreciation and amortization and trading volume incentives, partially offset by a decrease in outside services and data processing fees. As a percentage of operating revenues for the three months ended March 31, 2011 and 2010, operating expenses were 53.6% and 61.7%, respectively.

The following summarizes changes in operating expenses for the three months ended March 31, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$25.7	$23.1	$2.6	11.3%
Depreciation and amortization	8.7	7.3	1.4	19.2%
Data processing	4.4	5.1	(0.7)	(13.7)%
Outside services	6.6	8.1	(1.5)	(18.5)%
Royalty fees	11.1	10.9	0.2	1.8%
Trading volume incentives	5.8	3.7	2.1	56.8%
Travel and promotional expenses	1.7	2.0	(0.3)	(15.0)%
Facilities costs	1.5	1.4	0.1	7.1%
Other expenses	1.0	0.8	0.2	25.0%
Total operating expenses	$66.5	$62.4	$4.1	6.6%

Employee Costs

For the three months ended March 31, 2011, employee costs were $25.7 million, or 20.7% of total operating revenues, compared with $23.1 million, or 22.9% of total operating revenues, for the same period in 2010. This represents an increase of $2.6 million, or 11.3%. The increase is primarily attributed to stock-based compensation expense of $3.4 million partially offset by a reduction in severance charges of $0.7 million.

Depreciation and Amortization

Depreciation and amortization increased by $1.4 million to $8.7 million for the three months ended March 31, 2011 compared with $7.3 million for the same period in 2010. On October 29, 2010, C2 began operations. With the launch of C2, assets totaling approximately $24.4 million were reclassified from construction and software in progress to furniture and equipment and data processing and other software, respectively.  In addition to the launch of C2, the Company has purchased systems hardware and software to enhance system functionality and expand capacity. Depreciation and amortization charges represented 7.0% and 7.2% of total operating revenues for the three months ended March 31, 2011 and 2010, respectively.  The Company expects depreciation and amortization to increase for the remainder of 2011 as compared to the three months ended March 31, 2011, primarily due to projected asset retirements for which depreciation is being accelerated over the remaining useful life.

Data Processing

Data processing expenses decreased to $4.4 million for the three months ended March 31, 2011 compared with $5.1 million in the prior-year period, representing 3.5% and 5.0% of total operating revenues for the three months ended March 31, 2011 and 2010, respectively. The decrease in data processing expenses is primarily due to upgrades in hardware technology, allowing for reduced maintenance costs, fewer subscriptions to external data resources due to migration from open outcry to electronic trading and growth in external extranet vendors/connectivity, which reduced managed network costs.

Outside Services

Expenses related to outside services decreased to $6.6 million for the three months ended March 31, 2011 from $8.1 million in the prior-year period and represented 5.3% and 8.0% of total operating revenues for the three months ended March 31, 2011 and 2010, respectively. The $1.5 million decrease primarily reflects lower legal and consulting fees.

Royalty Fees

Royalty fees expense for the three months ended March 31, 2011 was $11.1 million compared with $10.9 million for the same period in 2010, an increase of $0.2 million, or 1.8%. This increase is directly related to higher trading volume in CBOE’s licensed options products for the three months ended March 31, 2011 compared with the same period in 2010. Royalty fees represented 9.0% and 10.8% of total operating revenues for the three months ended March 31, 2011 and 2010, respectively.

Trading Volume Incentives

Trading volume incentives increased by $2.1 million to $5.8 million for the three months ended March 31, 2011 compared to $3.7 million for the same period in 2010, representing 4.7% and 3.7% of total operating revenues for the three months ended March 31, 2011 and 2010, respectively. The Company experienced an increase in expense under the market linkage program of $2.5 million due to a higher volume of customer orders being routed away to other exchanges. This amount is partially offset by a reduction of $0.4 million for market-maker incentives related to Penny Pilot classes that decreased due to lower trading volume coupled with a reduction in incentive rates provided to customers in those classes.

Operating Income

As a result of the items above, operating income for the three months ended March 31, 2011 was $57.5 million compared to $38.7 million for the same period in 2010, an increase of $18.8 million.

Other Income/(Expense)

Net Loss from Investment in Affiliates

Net loss from investment in affiliates was $0.5 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. In March 2011, we recorded an impairment of $0.5 million representing the carrying value of our investment in NSX Holdings, Inc. The $0.2 million recorded in the prior year period reflects the Company’s share of the operating losses of OneChicago. The Company recorded an impairment of $1.6 million in December 2010 representing the remaining carrying value and therefore no longer records OneChicago losses.

Other Borrowing Costs

On December 23, 2008, the Company entered into a senior credit facility with three financial institutions. The credit agreement is a three-year revolving credit facility of up to $150 million and expires on December 23, 2011. We pay a commitment fee on the unused portion of the facility. The commitment fee and amortization of deferred financing costs associated with the credit facility totaled $0.2 million for the three months ended March 31, 2011 and 2010. There have been no borrowings against the credit facility in the three months ended March 31, 2011.

Income before Income Taxes

As a result of the items above, income before income taxes for the three months ended March 31, 2011 was $56.9 million compared to $38.4 million for the same period in 2010, an increase of $18.5 million.

Income Tax Provision

For the three months ended March 31, 2011, the income tax provision was $24.0 million compared to $15.7 million for the same period in 2010. This increase is directly related to higher income before income taxes and a higher statutory rate, which increased due to an Illinois tax rate increase implemented in 2011. The effective tax rate was 42.2% and 41.0% for the three months ended March 31, 2011 and 2010, respectively.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended March 31, 2011 was $32.1 million compared to $22.7 million for the same period in 2010, an increase of $9.4 million. Basic and diluted net income per share allocated to common stockholders were $0.36 and $0.25 for the three months ended March 31, 2011 and 2010, respectively

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Total assets were $320.8 million as of March 31, 2011, an increase of $66.7 million compared with $254.1 million at December 31, 2010. This increase was primarily due to positive cash flow generated from operations. The following highlights the key factors that contributed to the change in total assets:

•                  Cash and cash equivalents increased by $61.9 million to $115.7 million, reflecting an increase in funds available due to positive cash generated from operations and the prepayment of liquidity provider transaction fees. Our cash and cash equivalents were comprised of investments in U.S. Treasuries and money market funds.

•                  Accounts receivable increased by $9.3 million to $47.0 million from $37.7 million primarily due to increased trading volume in March 2011 compared to December 2010.

At March 31, 2011, total liabilities were $117.9 million, an increase of $39.7 million from the December 31, 2010 balance of $78.2 million. This increase is primarily due to an increase in deferred revenue of $28.3 million and income taxes payable of $15.4 million, partially offset by a $7.8 million decrease in accounts payable and accrued expenses.

Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses and capital expenditures and, for 2011, also will include anticipated quarterly dividend payments. We expect to use cash on hand at March 31, 2011 and funds generated from operations to fund our 2011 cash requirements.

To ensure that the Company has adequate funds available, it secured a $150 million revolving credit facility in December 2008, which became available upon the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. Although the Company does not anticipate that it will need to borrow funds under the facility to meet its 2011 cash requirements, the facility provides us additional flexibility in accessing available sources of funds. As of March 31, 2011, no borrowings were outstanding under the credit facility.

Cash Flows

Operating Activities

Net cash provided by operating activities was $78.2 million for the first three months of 2011, compared with $62.3 million in the same period in 2010. Net cash provided by operating activities was $45.3 million higher than net income for the three months ended March 31, 2011. The net increase was primarily a result of an increase in deferred revenue of $28.3 million primarily due to the prepayment of transaction fees that are amortized over the year, an increase in income taxes payable of $16.0 million, $8.7 million in depreciation and amortization and the recognition of stock-based compensation totaling $3.4 million. These amounts are partially offset by a decrease in accounts payable and accrued expenses of $7.7 million, primarily due to the payment of 2010 incentive compensation in the first quarter of 2011, partially offset by current year incentive compensation accruals.

Investing Activities

Net cash used in investing activities was $7.1 million and $6.6 million for the three months ended March 31, 2011 and 2010, respectively. These expenditures primarily represent purchases of systems hardware and software.

The Company expects capital expenditures in 2011 to be approximately $30.0 to $35.0 million.

Financing Activities

Net cash flows used in financing activities totaled $9.2 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The $9.2 million represents the payment of quarterly dividends.

Dividends

The Company’s expectation is to continue to pay dividends, with any such dividend based on prior year’s net income adjusted for unusual items. The decision to pay a dividend, however, remains within the discretion of our Board of Directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our Board of Directors deems relevant. Future credit facilities, other future debt obligations and statutory provisions may limit, or in some cases prohibit, our ability to pay dividends.

On February 9, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 cents per share. The dividend was paid on March 25, 2011 to stockholders of record at the close of business on March 4, 2011.

On May 3, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 cents per share. The dividend is payable on June 24, 2011 to stockholders of record at the close of business on June 3, 2011.

Credit Facility

The Company entered into a credit agreement dated as of December 23, 2008 with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The credit agreement provides for borrowings on a revolving basis of up to $150,000,000 and has a maturity date of December 23, 2011. Borrowings may be maintained at a Eurodollar rate or a base rate. The Eurodollar rate is based on LIBOR plus a margin. The base rate is based on the highest of (i) the federal funds rate plus 50 basis points, (ii) the prime rate or (iii) the Eurodollar rate plus 50 basis points, plus, in each case, a margin. The margin ranges from 150 to 200 basis points, depending on leverage. The credit agreement requires us to maintain a consolidated leverage ratio not to exceed 1.5 to 1.0 and a consolidated interest coverage ratio of no less than 5.0 to 1.0.

Commercial Commitments and Contractual Obligations

The Company leases office space in downtown Chicago, Illinois for its Regulatory Division, in a suburb of Chicago for its disaster recovery center, in New York for certain marketing activities and in Secaucus, New Jersey for C2, with lease terms remaining from 3 months to 38 months as of March 31, 2011. In addition, we have contractual obligations related to certain advertising programs and licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements, which total $16.6 million for the next five years and $2.0 million for the five years thereafter. Total rent expense related to these lease obligations for the three months ended March 31, 2011 and 2010 were $0.8 million and $0.8 million, respectively. Future minimum payments under these non-cancelable lease and advertising agreements were as follows at March 31, 2011 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years
Operating leases	$5,347	$2,114	$3,150	$83
Contractual obligations	1,452	1,452	—	—
Total	$6,799	$3,566	$3,150	$83

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including changes in interest rates and inflation. There have been no material changes in our market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the three months ended March 31, 2011. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of the end of the three months ended March 31, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Other than as discussed below, there have been no material updates to the Legal Proceedings as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010.

ISE

On November 22, 2006, ISE filed an action in federal court in the United States District Court for the Southern District of New York claiming that CBOE’s Hybrid trading system infringes ISE’s U.S. Patent No. 6,618,707 (“the ‘707 patent”). On January 31, 2007, CBOE filed an action in federal court in the Northern District of Illinois seeking a declaratory judgment that the ‘707 patent was not infringed, not valid and/or not enforceable against CBOE. The New York case was transferred to the Northern District of Illinois on August 9, 2007.

The Court issued a construction of the claims of the ‘707 patent, on the basis of which CBOE has filed a dispositive motion for noninfringement. On March 2, 2011, the Court granted CBOE’s summary judgment motion and entered judgment in favor of CBOE. ISE has filed a Notice of Appeal.

Realtime

In July 2009, Realtime Data, LLC filed a complaint in the United States District Court for the Eastern District of Texas claiming that CBOE, certain other exchanges and the Options Price Reporting Authority (OPRA) infringed four Realtime patents by using, selling or offering for sale data compression products or services allegedly covered by those patents.

Additionally, on May 11, 2010, Realtime filed a complaint in the same federal court against CBOE, OPRA and certain other exchanges claiming that they infringe another Realtime patent by using, selling or offering for sale data compression and decompression products or services allegedly covered by that patent. On August 17, 2010, Realtime filed a complaint in federal court against CBOE, OPRA and certain other exchanges alleging that they infringe an additional Realtime patent by making, using, selling, and/or offering for sale, one or more financial data compression and decompression products and/or services allegedly covered by that patent. These lawsuits have been consolidated with the prior pending case. On April 6, 2011, the Court granted the defendants’ petition to transfer the case to the Southern District of New York.

Item 1A. Risk Factors

There have been no material updates to the Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 16, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

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

Date: May 10, 2011

	By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer

Date: May 10, 2011

CBOE Holdings, Inc.

Form 10-Q

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).