Form 10-Q
period 2011-06-29
CBOE Holdings, Inc.
filed 2011-08-09
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2011
Unrestricted Common Stock, par value $0.01	90,520,527 shares

CBOE HOLDINGS, INC.

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•
 “CBOE Holdings” or the “Company” refers to CBOE Holdings, Inc. and its subsidiaries after the completion of the restructuring transaction, which occurred on June 18, 2010. For periods prior to the restructuring transaction, the “Company” refers to CBOE and its subsidiaries.

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

•
The “restructuring transaction” refers to the transaction on June 18, 2010 in which CBOE converted from a Delaware non-stock corporation owned by its Members to a Delaware stock corporation and a wholly-owned subsidiary of CBOE Holdings, a Delaware stock corporation.

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

•	“Delaware Court” refers to the Court of Chancery of the State of Delaware.

•	“Settlement Agreement” means the Stipulation of Settlement, as amended, approved by the Delaware Court in the Delaware Action.

•	“Member” or “Members” refers to, prior to the completion of the restructuring transaction, any person or organization (or any designee of any organization) that held a membership in CBOE.

•	“Our exchanges” refers to CBOE, C2 and CFE.

•
“We,” “us” or “our” refers to (1) prior to the completion of the restructuring transaction, CBOE, and, as the context may require, CBOE Holdings, and (2) after the completion of the restructuring transaction, CBOE Holdings.

All references to “options” or “options contracts” in the text of this document refer to exchange-traded options and all references to “futures” refer to futures contracts.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from that expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC.

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

In the condensed consolidated statements of income of CBOE Holdings for the three and six months ended June 30, 2010, net income per share allocated to common stockholders is calculated by dividing historical net income for the period by the weighted average number of common shares as if the restructuring transaction were consummated at the beginning of the period.

The unrestricted common stock of CBOE Holdings is listed on the NASDAQ Global Select Market under the symbol “CBOE.”

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
	(unaudited)
Operating Revenues:
Transaction fees	$86,240	$94,082	$176,179	$177,493
Access fees	17,041	2,298	34,646	4,502
Exchange services and other fees	4,276	4,482	8,966	8,843
Market data fees	4,836	5,627	9,938	11,375
Regulatory fees	4,770	4,192	9,728	8,021
Other revenue	3,127	1,937	4,875	3,465
Total Operating Revenues	120,290	112,618	244,332	213,699
Operating Expenses:
Employee costs	24,504	22,640	50,240	45,777
Depreciation and amortization	8,996	7,301	17,692	14,602
Data processing	4,905	5,155	9,333	10,237
Outside services	7,190	10,041	13,769	18,164
Royalty fees	10,373	11,519	21,519	22,417
Trading volume incentives	2,515	7,339	8,274	11,035
Travel and promotional expenses	2,368	3,209	4,053	5,195
Facilities costs	1,400	1,315	2,892	2,699
Other expenses	1,587	2,273	2,573	3,018
Total Operating Expenses	63,838	70,792	130,345	133,144
Operating Income	56,452	41,826	113,987	80,555
Other Income/(Expense):
Investment income	61	135	103	235
Net loss from investment in affiliates	—	(169)	(460)	(374)
Interest and other borrowing costs	(223)	(224)	(448)	(446)
Total Other Income/(Expense)	(162)	(258)	(805)	(585)
Income Before Income Taxes	56,290	41,568	113,182	79,970
Income tax provision	22,889	16,678	46,910	32,404
Net Income	33,401	24,890	66,272	47,566
Net Income Allocated to Participating Securities	(792)	(111)	(1,571)	(105)
Net Income Allocated to Common Stockholders	$32,609	$24,779	$64,701	$47,461
Net income per share allocated to common stockholders(Note 4):
Basic	$0.36	$0.27	$0.72	$0.52
Diluted	0.36	0.27	0.72	0.52
Weighted average shares used in computing income per share:
Basic	90,164	92,233	90,124	91,487
Diluted	90,164	92,233	90,124	91,487

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

(in thousands, except share amounts)	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$106,545	$53,789
Accounts receivable—net allowances of $133 and $108	45,801	37,746
Marketing fee receivable	7,251	7,815
Income taxes receivable	9,436	5,537
Other prepaid expenses	7,959	4,510
Other current assets	558	537
Total Current Assets	177,550	109,934
Investments in Affiliates	12,156	12,615
Land	4,914	4,914
Property and Equipment:
Construction in progress	18	1,729
Building	60,917	60,917
Furniture and equipment	250,435	240,711
Less accumulated depreciation and amortization	(229,881)	(221,273)
Total Property and Equipment—Net	81,489	82,084
Other Assets:
Software development work in progress	5,404	1,131
Data processing software and other assets (less accumulated amortization—2011, $114,563; 2010, $107,770)	37,909	43,434
Total Other Assets—Net	43,313	44,565
Total	$319,422	$254,112
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$32,615	$40,084
Marketing fee payable	7,765	8,349
Deferred revenue	20,489	280
Post-retirement medical benefits	52	103
Total Current Liabilities	60,921	48,816
Long-term Liabilities:
Post-retirement medical benefits	1,832	1,782
Income taxes payable	3,736	3,165
Other long-term liabilities	3,957	3,993
Deferred income taxes	21,682	20,482
Total Long-term Liabilities	31,207	29,422
Commitments and Contingencies
Total Liabilities	92,128	78,238
Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 90,649,902 issued and 90,520,527 outstanding at June 30, 2011 and 51,786,717 issued and outstanding at December 31, 2010	906	518
Class A-2 common stock, $0.01 par value: 45,366,690 shares authorized; none and 38,297,994 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	383
Additional paid-in-capital	49,485	42,858
Retained earnings	180,903	133,087
Treasury stock at cost – 129,375 shares at June 30, 2011 and no shares at December 31, 2010	(3,075)	—
Accumulated other comprehensive loss	(925)	(972)
Total Stockholders’ Equity	227,294	175,874
Total	$319,422	$254,112
 See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in thousands)	Preferred Stock	Unrestricted Common Stock	Class A-2 Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2010	$—	$518	$383	$42,858	$133,087	$—	$(972)	$175,874
Automatic conversion of Class A-2 common stock into unrestricted common stock		383	(383)					—
Cash dividends on common stock of $0.10 per share					(18,456)			(18,456)
Stock based compensation				6,632				6,632
Issuance of vested restricted stock granted to employees		5		(5)				—
Purchase of shares from employees						(3,075)		(3,075)
Net income					66,272			66,272
Post-retirement benefit obligation adjustment—net of tax expense of $11							47	47
Comprehensive income								66,319
Balance—June 30, 2011	$—	$906	$—	$49,485	$180,903	$(3,075)	$(925)	$227,294

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010

	Six Months Ended
(in thousands)	June 30, 2011	June 30, 2010
	(unaudited)
Cash Flows from Operating Activities:
Net income	$66,272	$47,566
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17,692	14,602
Other amortization	45	34
Provision for deferred income taxes	1,202	(4,462)
Stock-based compensation	6,632	636
Loss on disposition of property	729	139
Equity in loss of affiliates	—	374
Impairment of investment in affiliate	460	—
Changes in assets and liabilities:
Accounts receivable	(8,055)	(3,464)
Marketing fee receivable	564	1,471
Income taxes receivable	(3,899)	(3,655)
Prepaid expenses	(3,218)	(1,410)
Other receivable	—	2,086
Other current assets	(21)	(111)
Accounts payable and accrued expenses	(5,997)	876
Marketing fee payable	(584)	(1,666)
Deferred revenue and other long-term liabilites	20,173	23,175
Post-retirement benefit obligations	(2)	(5)
Income taxes payable	571	781
Settlement with appellants	—	(3,000)
Access fees subject to fee-based payment	—	(2,688)
Net Cash Flows provided by Operating Activities	92,564	71,279
Cash Flows from Investing Activities:
Capital and other assets expenditures	(18,334)	(10,772)
Investment in Signal Trading Systems, LLC	—	(7,989)
Other	57	—
Net Cash Flows used in Investing Activities	(18,277)	(18,761)
Cash Flows from Financing Activities:
Payments for debt issuance costs	—	(3)
Payment of quarterly dividends	(18,456)	—
Purchase of unrestricted stock from employees	(3,075)	—
Exercise right privilege payable	—	(300,000)
Net proceeds from issuance of unrestricted common stock	—	301,238
Payment of special dividend	—	(113,417)
Net Cash Flows used in Financing Activities	(21,531)	(112,182)
Net Increase (Decrease) in Cash and Cash Equivalents	52,756	(59,664)
Cash and Cash Equivalents at Beginning of Period	53,789	383,730
Cash and Cash Equivalents at End of Period	$106,545	$324,066
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$49,037	$41,228
Non-cash activities:
Change in post-retirement benefit obligation	(45)	(34)
Unpaid liability to acquire equipment and software	1,114	1,131

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2011 and 2010
(unaudited)

NOTE 1 —DESCRIPTION OF BUSINESS

CBOE Holdings is the holding company of registered securities exchanges, subject to oversight by the Securities and Exchange Commission (the “SEC”), and of a designated contract market subject to the oversight of the Commodity Futures Trading Commission (“CFTC”).

The primary business of the Company is the operation of markets for the trading of listed options contracts for three broad product categories: the stocks of individual corporations (equity options), various market indexes (index options) and options on exchange-traded funds (ETFs) and exchange-traded notes (ETNs). We offer trading access for listed options through a single system that integrates electronic trading and open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single market is offered through our Hybrid trading model operating on a proprietary technology platform known as CBOEdirect. CBOEdirect is the technology platform for all of our exchanges and is configured to implement different market models. Through CFE, we offer futures and options on futures on the Volatility S&P 500 option (“VIX”).

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

The Company’s initial public offering of 13,455,000 shares of unrestricted common stock, including 2,085,774 shares of unrestricted common stock sold by the selling stockholders, for a price of $29.00 per share, was completed on June 18, 2010. Net proceeds to the Company after deducting underwriter’s fees and commissions and other related expenses were $301.2 million. Costs directly associated with the Company’s initial public offering were recorded as a reduction of the gross proceeds received in arriving at the amount recorded in additional paid-in capital.

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

In the condensed consolidated statement of income of CBOE Holdings for the three and six months ended June 30, 2010, net income per share allocated to common stockholders is calculated by dividing historical net income for the period by the weighted average number of common shares as if the restructuring transaction were consummated at the beginning of the period.

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

Automatic Conversion of Class A-1 and Class A-2 Common Stock

On December 15, 2010, each of the 38,340,090 issued and outstanding shares of Class A-1 common stock automatically converted into one share of Unrestricted Common Stock.

On June 13, 2011, each of the 38,297,994 issued and outstanding shares of Class A-2 common stock automatically converted into one share of Unrestricted Common Stock.

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

NOTE 3 — ACCESS FEES

On July 1, 2010, the Company implemented a new trading access fee program. Access fees under the new structure are assessed to all Trading Permit Holders. Prior to July 1, 2010, the Company only charged access fees to temporary members and participants in the interim trading permit program.

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

We compute net income per common share using the two-class method, which is an allocation formula that determines the net income for common shares and participating securities. Under the authoritative guidance, the presentation of basic and diluted earnings per share is required for each class of common stock and not for participating securities. As such, the Company presents basic and diluted net income per share for its common stock as a single class.

The computation of basic net income allocated to common stockholders is calculated by reducing net income for the period by dividends paid or declared and undistributed net income for the period that are allocated to the participating securities to arrive at net income allocated to common stockholders. Net income allocated to common stockholders is divided by the weighted average number of common shares outstanding during the period to determine basic net income per common share.

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

The weighted average number of common shares outstanding for both basic and dilutive for the three and six months ended June 30, 2010 was calculated as if the restructuring transaction were consummated at the beginning of the respective period.

The following table reconciles net income applicable to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Basic EPS Numerator:
Net Income	$33,401	$24,890	$66,272	$47,566
Less: Earnings allocated to participating securities	(792)	(111)	(1,571)	(105)
Net Income allocated to common stockholders	$32,609	$24,779	$64,701	$47,461
Basic EPS Denominator:
Weighted average shares outstanding	90,164	92,233	90,124	91,487
Basic net income per common share	$0.36	$0.27	$0.72	$0.52

Diluted EPS Numerator:
Net Income	$33,401	$24,890	$66,272	$47,566
Less: Earnings allocated to participating securities	(792)	(111)	(1,571)	(105)
Net Income allocated to common stockholders	$32,609	$24,779	$64,701	$47,461
Diluted EPS Denominator:
Weighted average shares outstanding	90,164	92,233	90,124	91,487
Dilutive common shares issued under restricted stock program	—	—	—	—
Diluted net income per common share	$0.36	$0.27	$0.72	$0.52

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

For the three and six months ended June 30, 2011 and 2010, the Company recognized $3.2 million and $6.6 million and $0.6 million and $0.6 million of stock-based compensation expense, respectively. Stock-based compensation expense for the three and six months ended June 30, 2011, includes $0.1 million and $0.5 million of accelerated stock-based compensation, respectively, for three members of the Company’s Board of Directors that left the board in May 2011. Stock-based compensation expense is included in employee costs in the condensed consolidated statements of income.

As of June 30, 2011, the Company had unrecognized stock-based compensation of $36.1 million related to outstanding restricted stock.  The remaining unrecognized stock-based compensation is expected to be recognized over the next 35.5 months. The Company is projecting a forfeiture rate of 5%.

The activity in the Company’s restricted stock for the six months ended June 30, 2011 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2011	1,712,780	$29.00
Granted	—	—
Vested	(443,781)	29.00
Forfeited	(8,673)	29.00
Unvested restricted stock at June 30, 2011	1,260,326	$29.00

NOTE 6 — INVESTMENT IN AFFILIATES

At June 30, 2011 and December 31, 2010, the investment in affiliates was comprised of the following (in thousands):

	June 30, 2011	December 31, 2010
Investment in OCC	$333	$333
Investment in Signal Trading	11,823	11,822
Investment in NSX	—	460
Investment in Affiliates	$12,156	$12,615

In March 2011, we recorded an impairment of $0.5 million representing the carrying value of our investment in NSX Holdings, Inc.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2011 and December 31, 2010, accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Compensation and benefit-related liabilities	$10,971	$15,455
Royalties	9,445	8,198
Data processing related liabilities	1,026	1,255
Facilities	2,140	2,150
Legal	1,367	1,017
Accounts payable	2,074	5,000
Capital and other assets	419	556
Linkage	1,438	2,310
Other	3,735	4,143
Total	$32,615	$40,084

NOTE 8 — MARKETING FEE

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

As of June 30, 2011 and December 31, 2010, amounts assessed by the Company on behalf of others included in current assets totaled $7.3 million and $7.8 million, respectively, and payments due to others included in current liabilities totaled $7.8 million and $8.3 million, respectively.

NOTE 9 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the six months ended June 30, 2011 (in thousands):

	Balance at December 31, 2010	Cash Additions	Revenue Recognition	Balance at June 30, 2011
Other – net	$280	$1,868	$(1,669)	$479
Liquidity provider sliding scale (1)	—	39,042	(19,032)	20,010
Total deferred revenue	$280	$40,910	$(20,701)	$20,489
(1)  Liquidity providers are required to prepay an entire year of transaction fees for the first two levels of the sliding scale in order to be eligible to participate in reduced fees assessed to contract volume above 1.4 million per month. The prepayment of the 2011 transaction fees totaled $39.0 million. This amount is amortized and recorded as transaction fees over the calendar year.

NOTE 10 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $1.9 million and $2.1 million for the six months ended June 30, 2011 and 2010, respectively.

Eligible employees may participate in the Supplemental Employee Retirement Plan (“SERP”), Executive Retirement Plan (“ERP”) and Deferred Compensation Plan. The SERP, ERP and Deferred Compensation Plan are defined contribution plans that are nonqualified by Internal Revenue Code regulations. The Company contributed $0.6 million and $0.9 million to the above plans for the six months ended June 30, 2011 and 2010, respectively.

The Company has a postretirement medical plan for certain current and former members of senior management. The Company recorded immaterial postretirement benefits expense for the three and six months ended June 30, 2011 and 2010.

NOTE 11 — INCOME TAXES

For the three and six months ended June 30, 2011 and 2010, the Company recorded income tax provisions of $22.9 million and $46.9 million and $16.7 million and $32.4 million, respectively. The effective tax rate for the six months ended June 30, 2011 and 2010 was 41.4% and 40.5%, respectively.

As of June 30, 2011 and December 31, 2010, the Company had $3.3 million and $2.5 million, respectively, of uncertain tax positions, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions primarily from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $0.4 million, not including any potential new additions.

Estimated interest costs and penalties, which are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income, were $(0.3) million and $(0.2) million and $0.1 million and $0.2 million for the three and six months ended June 30, 2011 and 2010, respectively. Interest costs and penalties, for the three and six months ended June 30, 2011, were favorable for the Company due to the reversal of an uncertain tax position. Accrued interest and penalties were $0.5 million and $0.7 million as of June 30, 2011 and December 31, 2010, respectively.

The Company is subject to U.S. federal tax, Illinois, New Jersey, New York state taxes and Washington D.C. taxes, as well as other local jurisdictions. The Company’s tax returns have been examined by the Internal Revenue Service through 2009 and the Illinois Department of Revenue through December 31, 2008. For New Jersey, New York and Washington D.C., the open years are 2007 and forward. The Company has been notified by the State of New York that the 2007-2009 tax years will be audited.

NOTE 12 — SENIOR REVOLVING CREDIT FACILITY

On December 23, 2008, the Company entered into an unsecured senior revolving credit facility with three financial institutions. The credit agreement is a three-year revolving credit facility of up to $150 million and expires on December 23,

2011. As of June 30, 2011 and December 31, 2010 and during the six months ended June 30, 2011, there were no borrowings against the credit facility.

Under the terms of the senior revolving credit facility, there are two financial covenants with which the Company must comply. The consolidated leverage ratio at any time during any period of four fiscal quarters must not be greater than 1.5 to 1.0 and the consolidated interest coverage ratio as of the end of any fiscal quarter must not be less than 5.0 to 1.0. The Company is in compliance with all covenants as of June 30, 2011 and December 31, 2010.

The Company pays a commitment fee on the unused portion of the facility. The commitment fee rate was 0.375% for the three and six months ended June 30, 2011 and 2010. The commitment fee and interest rate have two pricing levels based on the company’s consolidated leverage ratio. At its option, the Company may borrow under the facility at either (1) LIBOR plus an applicable margin of 1.5% or 2.0% as determined in accordance with a leverage-based threshold or (2) a base rate, defined as the highest of (a) the Bank of America prime rate, (b) the federal funds rate plus 0.50% or (c) the one-month LIBOR rate plus 0.50%, plus the applicable margin rate. In accordance with the leverage-based threshold, the commitment fee increases to 0.50% if the Company’s consolidated leverage ratio exceeds 1.0.

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of June 30, 2011. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in millions)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$105	$—	$—	$105
Total assets at fair value at June 30, 2011	$105	$—	$—	$105

In March 2011, the Company revalued its investment in NSX Holdings, Inc. as a result of an other-than-temporary impairment. The investment is classified as level 3 as the fair value was based on both observable and unobservable inputs, resulting in a full impairment totaling $0.5 million, which represented the carrying value of the investment.

NOTE 14 — SUBSEQUENT EVENTS

On August 2, 2011, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $100.0 million of its unrestricted common stock. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

On August 2, 2011, the Company's Board of Directors declared a quarterly cash dividend of $0.12 cents per share. The dividend is payable September 23, 2011, to shareholders of record at the close of business on September 2, 2011.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information.  Please see “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

RESULTS OF OPERATIONS

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Overview

The following summarizes changes in financial performance for the three months ended June 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
	(dollars in millions)
Total operating revenues	$120.3	$112.6	$7.7	6.8%
Total operating expenses	63.8	70.8	(7.0)	(9.9)%
Operating income	56.5	41.8	14.7	35.2%
Total other income/(expense)	(0.2)	(0.2)	—	—%
Income before income taxes	56.3	41.6	14.7	35.3%
Income tax provision	22.9	16.7	6.2	37.1%
Net income	$33.4	$24.9	$8.5	34.1%
Net income allocated to common stockholders	$32.6	$24.8	$7.8	31.5%
Operating income percentage	46.9%	37.1%
Net income percentage	27.8%	22.1%
Diluted net income per share allocated to common stockholders	$0.36	$0.27

•	The Company’s market share of total options contracts was 26.0% for the three months ended June 30, 2011 compared with 31.1% for the same period in 2010.

•	Total operating revenues increased due to higher access fees, partially offset by a decrease in transaction fees.

•	Total operating expenses declined primarily due to decreases in trading volume incentives and outside services, partially offset by an increase in employee costs and depreciation and amortization.

Significant events in the three months ended June 30, 2011

On May 3, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 cents per share. The dividend was paid on June 24, 2011 to stockholders of record at the close of business on June 3, 2011.

Operating Revenues

Total operating revenues for the three months ended June 30, 2011 were $120.3 million, an increase of $7.7 million, or 6.8%, compared with the same period in 2010. The following summarizes changes in total operating revenues for the three months ended June 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$86.3	$94.1	$(7.8)	(8.3)%
Access fees	17.0	2.3	14.7	639.1%
Exchange services and other fees	4.3	4.5	(0.2)	(4.4)%
Market data fees	4.8	5.6	(0.8)	(14.3)%
Regulatory fees	4.8	4.2	0.6	14.3%
Other revenue	3.1	1.9	1.2	63.2%
Total operating revenues	$120.3	$112.6	$7.7	6.8%

Transaction Fees

Transaction fees decreased 8.3% to $86.3 million for the three months ended June 30, 2011, compared with $94.1 million for the same period in 2010. This decrease was largely driven by a decrease of 16.2% in trading volume, partially offset by a 9.6% increase in average transaction fee per contract. Transaction fees accounted for 71.6% and 83.6% of total operating revenues, respectively.

Trading volume is impacted by many factors. These factors include: political and world events, market volatility, regulatory actions or considerations, availability of capital, competition, number of trading days in the period and seasonality.

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

The following summarizes transactions fees by product for the three months ended June 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$20.6	$26.3	$(5.7)	(21.7)%
Indexes	44.1	46.1	(2.0)	(4.3)%
Exchange-traded funds	17.1	19.9	(2.8)	(14.1)%
Total options transaction fees	81.8	92.3	(10.5)	(11.4)%
Futures	4.5	1.8	2.7	150.0%
Total transaction fees	$86.3	$94.1	$(7.8)	(8.3)%

Trading Volume

Our average daily trading volume for the three months ended June 30, 2011 was 4.45 million contracts, down 16.2% compared with 5.31 million for the same period in 2010. The Company experienced total volume declines across all options product categories. As compared to the prior year period, total volume declined 24.9%, 11.7% and 7.1% in equities, indexes and exchange-traded funds, respectively. The Company continued to experience significant growth in futures primarily driven by futures contracts on the VIX. Total trading days for the three months ended June 30, 2011 and 2010 were sixty-three.

The following summarizes changes in total trading volume and average daily trading volume (ADV) by product for the three months ended June 30, 2011 compared to the same period in 2010.

	2011		2010		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	122.0	1.94	162.5	2.58	(24.9)%	(24.8)%
Indexes	70.2	1.11	79.5	1.26	(11.7)%	(11.9)%
Exchange-traded funds	84.9	1.35	91.4	1.45	(7.1)%	(6.9)%
Total options contracts	277.1	4.40	333.4	5.29	(16.9)%	(16.8)%
Futures contracts	3.1	0.05	1.0	0.02	210.0%	150.0%
Total contracts	280.2	4.45	334.4	5.31	(16.2)%	(16.2)%

Average transaction fee per contract

The average transaction fee per contract was $0.308 for the three months ended June 30, 2011, an increase of 9.6% compared with $0.281 for the same period in 2010. Average transaction fee per contract represents transaction fees divided by total contracts.

There are a number of factors that contributed to the increase in our average transaction fee per contract for the three months ended June 30, 2011 compared to the same period in 2010. The primary factors are shift in product mix and lower volume based discounts. Indexes, our highest average transaction fee per contract options product, accounted for 25.1% of total contracts in the current year period compared to 23.8% in the prior year period. With lower trading volume, the Company experienced a reduction in transactions qualifying for our various volume based incentive programs.

The following summarizes average transaction fee per contract by product for the three months ended June 30, 2011 compared to the same period in 2010.

	2011	2010	Percent Change
Equities	$0.169	$0.162	4.3%
Indexes	0.627	0.580	8.1%
Exchange-traded funds	0.202	0.217	(6.9)%
Total options average transaction fee per contract	0.295	0.277	6.5%
Futures	1.477	1.717	(14.0)%
Total average transaction fee per contract	$0.308	$0.281	9.6%

Concentration of Revenue

At June 30, 2011, there were approximately 99 clearing firms, two of which cleared a combined 48% of our billings collected through the Options Clearing Corporation (“OCC”) for the three months ended June 30, 2011. The next largest clearing firm accounted for approximately 5% of our billings collected through the OCC. No one affiliate of either of the top two clearing firms represented more than 15% of the billings collected for the three months ended June 30, 2011 or 2010. Should a clearing firm withdraw, we believe the affiliate portion of that firm’s trading activity would likely transfer to another clearing firm.

The two largest clearing firms, mentioned above, clear the majority of the market-maker sides of transactions at CBOE, C2 and at all of the U.S. options exchanges. If either of these firms were to withdraw from the business of market-maker clearing, and market-makers were unable to make new clearing arrangements, this could create significant disruption to the U.S. options markets, including ours.

Access Fees

Access fees for the three months ended June 30, 2011 and 2010 were $17.0 million and $2.3 million, respectively, representing 14.2% and 2.0% of total operating revenues, respectively.

Subsequent to the restructuring transaction and initial public offering, a new access fee structure was implemented and access fees were assessed to Trading Permit Holders beginning on July 1, 2010. Prior to July 1, 2010, the Company charged access fees only to temporary members and participants in the interim trading permit program. Under the new program, the Company charges monthly access fees to all Trading Permit Holders.

The demand for trading permits could be impacted by seasonality and market fluctuations that affect trading volume.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended June 30, 2011 decreased 4.4% to $4.3 million from $4.5 million for the same period in 2010.

Market Data Fees

Market data fees decreased $0.8 million to $4.8 million for the three months ended June 30, 2011 from $5.6 million for the same period in 2010. Market data fees represent income derived from the Options Price Reporting Authority ("OPRA") as well as the Company’s market data services. OPRA and Company market data services for the three months ended June 30, 2011 and 2010, were $3.1 million and $1.7 million and $4.2 million and $1.5 million, respectively. OPRA income is allocated through OPRA based on each exchange’s share of total options transactions cleared. The Company’s share of OPRA income for the three months ended June 30, 2011 decreased to 21.7% from 27.8% for the same period in 2010 as a result of the decline in the Company's share of total options transactions cleared. The Company’s market data services provide users with current and historical options and futures data.

Regulatory Fees

Regulatory fees increased 14.3% for the three months ended June 30, 2011 to $4.8 million from $4.2 million for the same period in 2010. The Company charges fees based on the number of customer contracts executed by Trading Permit Holders. The increase in regulatory fees is primarily due to an increase in the rates charged for regulatory functions as compared to the same period in 2010.

Other Revenue

Other revenue increased 63.2% to $3.1 million for the three months ended June 30, 2011 compared with $1.9 million for the same period in 2010, representing an increase of $1.2 million, primarily due to increased licensing revenues for VIX and other miscellaneous revenue.

Operating Expenses

Total operating expenses decreased $7.0 million, or 9.9%, to $63.8 million for the three months ended June 30, 2011 from $70.8 million for the same period in 2010. This decrease was primarily due to decreases in trading volume incentives, outside services, royalty fees and other expense, partially offset by increases in employee costs and depreciation and amortization. As a percentage of operating revenues for the three months ended June 30, 2011 and 2010, operating expenses were 53.2% and 62.8%, respectively.

The following summarizes changes in operating expenses for the three months ended June 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$24.5	$22.6	$1.9	8.4%
Depreciation and amortization	9.0	7.3	1.7	23.3%
Data processing	4.9	5.2	(0.3)	(5.8)%
Outside services	7.2	10.1	(2.9)	(28.7)%
Royalty fees	10.4	11.5	(1.1)	(9.6)%
Trading volume incentives	2.5	7.3	(4.8)	(65.8)%
Travel and promotional expenses	2.3	3.2	(0.9)	(28.1)%
Facilities costs	1.4	1.3	0.1	7.7%
Other expenses	1.6	2.3	(0.7)	(30.4)%
Total operating expenses	$63.8	$70.8	$(7.0)	(9.9)%

Employee Costs

For the three months ended June 30, 2011, employee costs were $24.5 million, or 20.4% of total operating revenues, compared with $22.6 million, or 20.1% of total operating revenues, for the same period in 2010. This represents an increase of $1.9 million or 8.4%. The increase is primarily attributed to an increase in stock-based compensation expense of $2.6 million partially offset by a decrease in severance expense of $0.4 million. Due to the timing of the grant in 2010, stock-based compensation expense for the three months ended June 30, 2010 reflected one-half month of expense as compared to three months in the current year period.

Depreciation and Amortization

Depreciation and amortization increased by $1.7 million to $9.0 million for the three months ended June 30, 2011 compared with $7.3 million for the same period in 2010. On October 29, 2010, C2 initiated operations. With the launch of C2, assets totaling approximately $24.4 million were reclassified from construction and software in progress to furniture and equipment and data processing and other software, respectively.  In addition to the launch of C2, the Company has purchased systems hardware and software to enhance system functionality and expand capacity and has accelerated depreciation over the remaining useful life for projected asset retirements at the end of 2011. Depreciation and amortization charges represented 7.5% and 6.5% of total operating revenues for the three months ended June 30, 2011 and 2010, respectively.

Data Processing

Data processing expenses decreased to $4.9 million for the three months ended June 30, 2011 compared with $5.2 million in the prior-year period, representing 4.1% and 4.6% of total operating revenues for the three months ended June 30, 2011 and 2010, respectively. The decrease in data processing expenses is primarily due to upgrades in hardware technology, allowing for reduced maintenance costs, fewer subscriptions to external data resources due to migration from open outcry to electronic trading and growth in external extranet vendors/connectivity, which reduced managed network costs.

Outside Services

Expenses related to outside services decreased to $7.2 million for the three months ended June 30, 2011 from $10.1 million in the prior-year period and represented 6.0% and 8.9% of total operating revenues for the three months ended June 30, 2011 and 2010, respectively. The $2.9 million decrease primarily reflects lower legal expenses associated with litigation costs of $1.6 million and a decrease in consulting fees of $1.1 million. The $1.6 million decrease in legal fees is primarily attributed to the prior year recognition of fees totaling $1.7 million for reimbursements to Standard and Poors ("S&P") for legal costs incurred by S&P in defending its proprietary rights in the S&P 500 Index, which we have an exclusive license to use as the underlying interest for index options.

Royalty Fees

Royalty fees expense for the three months ended June 30, 2011 was $10.4 million compared with $11.5 million for the same period in 2010, a decrease of $1.1 million. This decrease is directly related to lower trading volume in CBOE’s licensed options products. Royalty fees represented 8.6% and 10.2% of total operating revenues for the three months ended June 30,

2011 and 2010, respectively.

Trading Volume Incentives

Trading volume incentives decreased by $4.8 million to $2.5 million for the three months ended June 30, 2011 compared to $7.3 million for the same period in 2010, representing 2.1% and 6.5% of total operating revenues for the three months ended June 30, 2011 and 2010, respectively. The decrease is primarily due to declines in trading volumes, mainly in options on equities and exchange-traded funds and a modification in the criteria for contracts qualifying for certain quantity-based fee waivers.

Travel and Promotional Expenses

Travel and promotional expenses for the three months ended June 30, 2011 and 2010 were $2.3 million and $3.2 million, respectively. The decrease is primarily due to a decline in advertising.

Other Expenses

Other expenses totaled $1.6 million for the three months ended June 30, 2011, a decrease of $0.7 million from the same period in 2010.

Operating Income

As a result of the items above, operating income for the three months ended June 30, 2011 was $56.5 million compared to $41.8 million for the same period in 2010, an increase of $14.7 million.

Income before Income Taxes

Income before income taxes for the three months ended June 30, 2011 was $56.3 million compared to $41.6 million for the same period in 2010, an increase of $14.7 million.

Income Tax Provision

For the three months ended June 30, 2011, the income tax provision was $22.9 million compared to $16.7 million for the same period in 2010. This increase is directly related to the increases in income before income taxes and the effective tax rate. The effective tax rate was 40.7% and 40.1% for the three months ended June 30, 2011 and 2010, respectively. The increase in our effective tax rate was primarily due to an increase in income tax rates enacted by the State of Illinois effective January 1, 2011.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended June 30, 2011 was $32.6 million compared to $24.8 million for the same period in 2010, an increase of $7.8 million.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Overview

The following summarizes changes in financial performance for the six months ended June 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
	(dollars in millions)
Total operating revenues	$244.3	$213.7	$30.6	14.3%
Total operating expenses	130.3	133.1	(2.8)	(2.1)%
Operating income	114.0	80.6	33.4	41.4%
Total other income/(expense)	(0.8)	(0.6)	(0.2)	33.3%
Income before income taxes	113.2	80.0	33.2	41.5%
Income tax provision	46.9	32.4	14.5	44.8%
Net Income	$66.3	$47.6	$18.7	39.3%
Net income allocated to common stockholders	$64.7	$47.5	$17.2	36.2%
Operating income percentage	46.7%	37.7%
Net income percentage	27.1%	22.3%
Diluted net income per share allocated to common stockholders	$0.72	$0.52

•	The Company’s market share of total options contracts traded was 26.6% for the six months ended June 30, 2011, compared with 30.5% for the same period in 2010.

•	Total operating revenues increased due to higher access fees and regulatory fees, partially offset by a decrease in transaction fees.

•
Total operating expenses decreased primarily due to decreases in outside services, trading volume incentives, travel and promotional expenses, data processing and royalty fees, partially offset by increases in employee costs and depreciation and amortization.

Operating Revenues

Total operating revenues for the six months ended June 30, 2011 were $244.3 million, an increase of $30.6 million, or 14.3%, compared with the same period in 2010. The following summarizes changes in total operating revenues for the six months ended June 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$176.2	$177.5	$(1.3)	(0.7)%
Access fees	34.6	4.5	30.1	668.9%
Exchange services and other fees	9.0	8.8	0.2	2.3%
Market data fees	9.9	11.4	(1.5)	(13.2)%
Regulatory fees	9.7	8.0	1.7	21.3%
Other revenue	4.9	3.5	1.4	40.0%
Total operating revenues	$244.3	$213.7	$30.6	14.3%

Transaction Fees

Transaction fees decreased 0.7% to $176.2 million for the six months ended June 30, 2011, compared with $177.5 million for the same period in 2010. This decrease was largely driven by a 2.8% decline in trading volume partially offset by an increase in average transaction fee per contract of 2.1%. Transaction fees accounted for 72.1% and 83.1% of total operating revenues, respectively. The following summarizes transactions fees by product for the six months ended June 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$46.4	$53.2	$(6.8)	(12.8)%
Indexes	88.0	86.5	1.5	1.7%
Exchange-traded funds	33.3	34.8	(1.5)	(4.3)%
Total options transaction fees	167.7	174.5	(6.8)	(3.9)%
Futures	8.5	3.0	5.5	183.3%
Total transaction fees	$176.2	$177.5	$(1.3)	(0.7)%

Trading Volume

Our average daily trading volume for the first six months of 2011 was 4.76 million contracts, down 3.6% compared with 4.94 million for the same period in 2010. We experienced total volume declines in equity and index options. These declines were partially offset by an increase in total volume of exchange-traded funds. As compared to the prior year period, equity and index option volume declined 8.2% and 2.9%, respectively, while exchange-traded funds increased 5.4%. The Company continued to experience significant growth in futures primarily driven by VIX futures contracts. Total trading days for the first six months of 2011 and 2010 were one hundred and twenty five and one hundred and twenty four, respectively.

The following summarizes changes in total trading volume and average daily trading volume (ADV) by product for the six months ended June 30, 2011 compared to the same period in 2010.

	2011		2010		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	283.4	2.27	308.6	2.49	(8.2)%	(8.8)%
Indexes	142.9	1.14	147.2	1.19	(2.9)%	(4.2)%
Exchange-traded funds	163.2	1.31	154.9	1.25	5.4%	4.8%
Total options contracts	589.5	4.72	610.7	4.93	(3.5)%	(4.3)%
Futures contracts	5.7	0.04	1.7	0.01	235.3%	300.0%
Total contracts	595.2	4.76	612.4	4.94	(2.8)%	(3.6)%

Average transaction fee per contract

The average transaction fee per contract was $0.296 for the six months ended June 30, 2011, an increase of 2.1% compared with $0.290 for the same period in 2010. Average transaction fee per contract represents transaction fees divided by total contracts.

There are a number of factors that contributed to the increase in our average transaction fee per contract for the six months ended June 30, 2011 compared to the same period in 2010. The primary factors are shift in product mix and lower volume based discounts. Equity options, our lowest revenue per contract product, accounted for 48.1% of total options contracts in the current year period compared to 50.5% in the prior year period. With lower trading volume, the Company experienced a reduction in transactions qualifying for various volume based incentive programs.

The following summarizes average transaction fee per contract by product for the six months ended June 30, 2011 compared to the same period in 2010.

	2011	2010	Percent Change
Equities	$0.164	$0.172	(4.7)%
Indexes	0.616	0.588	4.8%
Exchange-traded funds	0.204	0.225	(9.3)%
Total options average transaction fee per contract	0.284	0.286	(0.7)%
Futures	1.491	1.806	(17.4)%
Total average transaction fee per contract	$0.296	$0.290	2.1%

Access Fees

Access fees for the six months ended June 30, 2011 and 2010 were $34.6 million and $4.5 million, respectively, representing 14.2% and 2.1% of total operating revenues, respectively.

Subsequent to the restructuring transaction and initial public offering, a new access fee structure was implemented and access fees were assessed to Trading Permit Holders beginning on July 1, 2010. Prior to July 1, 2010, the Company charged access fees only to temporary members and participants in the interim trading permit program. Under the program, the Company charges monthly access fees to all Trading Permit Holders.

Exchange Services and Other Fees

Exchange services and other fees for the six months ended June 30, 2011 increased 2.3% to $9.0 million from $8.8 million for the same period in 2010.

Market Data Fees

Market data fees decreased $1.5 million to $9.9 million for the six months ended June 30, 2011 from $11.4 million for the same period in 2010. OPRA and Company market data services for the six months ended June 30, 2011 and 2010, were $6.7 million and $3.2 million and $8.7 million and $2.7 million, respectively. OPRA income is allocated through OPRA based on each exchange’s share of total options transactions cleared. The Company’s share of OPRA income for the six months ended June 30, 2011 decreased to 22.8% from 27.9% for the same period in 2010 as a result of the decline in the Company's share of total transactions cleared.

Regulatory Fees

Regulatory fees increased 21.3% for the six months ended June 30, 2011 to $9.7 million from $8.0 million for the same period in 2010. The increase in regulatory fees is primarily due to an increase in the rates charged for regulatory functions as compared to the same period in 2010.

Other Revenue

Other revenue was $4.9 million for the six months ended June 30, 2011 compared with $3.5 million for the same period in 2010, representing an increase of $1.4 million, primarily due to increased licensing revenues for VIX and other miscellaneous revenue.

Operating Expenses

Total operating expenses decreased $2.8 million, or 2.1%, to $130.3 million for the six months ended June 30, 2011 from $133.1 million for the same period in 2010. This decrease was primarily due to decreases in outside services, trading volume incentives, travel and promotional expense, data processing and royalty fees, partially offset by an increase in employee costs and depreciation and amortization. As a percentage of operating revenues for the six months ended June 30, 2011 and 2010, operating expenses were 53.4% and 62.3%, respectively.

The following summarizes changes in operating expenses for the six months ended June 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$50.2	$45.8	$4.4	9.6%
Depreciation and amortization	17.7	14.6	3.1	21.2%
Data processing	9.3	10.2	(0.9)	(8.8)%
Outside services	13.8	18.2	(4.4)	(24.2)%
Royalty fees	21.5	22.4	(0.9)	(4.0)%
Trading volume incentives	8.3	11.0	(2.7)	(24.5)%
Travel and promotional expenses	4.0	5.2	(1.2)	(23.1)%
Facilities costs	2.9	2.7	0.2	7.4%
Other expenses	2.6	3.0	(0.4)	(13.3)%
Total operating expenses	$130.3	$133.1	$(2.8)	(2.1)%

Employee Costs

For the six months ended June 30, 2011, employee costs were $50.2 million, or 20.6% of total operating revenues, compared with $45.8 million, or 21.4% of total operating revenues, for the same period in 2010. This represents an increase of $4.4 million or 9.6%. The increase is primarily attributed to higher stock-based compensation of $6.0 million, partially offset by lower severance expense of $1.1 million and lower self-insurance medical expenses of $0.4 million.

Depreciation and Amortization

Depreciation and amortization increased by $3.1 million to $17.7 million for the six months ended June 30, 2011 compared with $14.6 million for the same period in 2010, primarily reflecting additions to fixed assets and C2 initiating operations. Additions were primarily purchases of systems hardware and software to enhance system functionality and expand capacity and the reclassification of assets from construction in progress to property and equipment related to C2 operations. Depreciation and amortization charges represented 7.2% and 6.8% of total operating revenues for the six months ended June 30, 2011 and 2010, respectively.

Data Processing

Data processing expenses decreased to $9.3 million for the six months ended June 30, 2011 compared with $10.2 million in the prior-year period, representing 3.8% and 4.8% of total operating revenues for the six months ended June 30, 2011 and 2010, respectively. The decrease in data processing expenses is primarily due to upgrades in hardware technology, allowing for reduced maintenance costs, fewer subscriptions to external data resources due to migration from open outcry to electronic trading and growth in external extranet vendors/connectivity, which reduced managed network costs.

Outside Services

Expenses related to outside services decreased to $13.8 million for the six months ended June 30, 2011 from $18.2 million in the prior-year period and represented 5.6% and 8.5% of total operating revenues for the six months ended June 30, 2011and 2010, respectively. The $4.4 million decrease primarily reflects lower legal expenses associated with litigation costs of $1.9 million and a decrease in consulting fees of $2.0 million. The $1.9 million decrease in legal fees is primarily attributed to the prior year recognition of fees totaling $1.7 million for reimbursements to S&P for legal costs incurred by S&P in defending its proprietary rights in the S&P 500 Index.

For the six months ended June 30, 2010, the Company received an insurance reimbursement for legal fees of $0.9 million.

Royalty Fees

Royalty fees expense for the six months ended June 30, 2011 was $21.5 million compared with $22.4 million for the same period in 2010, a decrease of $0.9 million. This decrease is directly related to lower trading volume in CBOE’s licensed options products for the six months ended June 30, 2011 compared with the same period in 2010. Royalty fees represented 8.8% and 10.5% of total operating revenues for the six months ended June 30, 2011 and 2010, respectively.

Trading Volume Incentives

Trading volume incentives decreased by $2.7 million to $8.3 million for the six months ended June 30, 2011 compared to $11.0 million for the same period in 2010, representing 3.4% and 5.2% of total operating revenues for the six months ended June 30, 2011 and 2010, respectively. The decrease is primarily due to lower trading volumes in options on equities and exchange-traded funds and a modification in the criteria for contracts qualifying for certain quantity-based fee waivers.

Travel and Promotional Expenses

Travel and promotional expenses for the six months ended June 30, 2011 and 2010 were $4.0 million and $5.2 million, respectively. The decrease is primarily due to a decline in advertising.

Other Expenses

Other expenses totaled $2.6 million for the six months ended June 30, 2011, a decrease of $0.4 million from the same period in 2010.

Operating Income

As a result of the items above, operating income for the six months ended June 30, 2011 was $114.0 million compared to $80.6 million for the same period in 2010, an increase of $33.4 million.

Other Income/(Expense)

Net Loss from Investment in Affiliates

Net loss from investment in affiliates was $0.5 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively. The loss of $0.5 million in 2011 reflects the impairment of the carrying value of our investment in NSX Holdings, Inc. The loss of $0.4 million in 2010 reflects our share of the operating losses of OneChicago.

Other Borrowing Costs

The commitment fee and amortization of deferred financing costs associated with the credit facility totaled $0.4 million for the six months ended June 30, 2011 and 2010. There have been no borrowings against the credit facility in 2011.

Income before Income Taxes

As a result of the items above, income before income taxes for the six months ended June 30, 2011 was $113.2 million compared to $80.0 million for the same period in 2010, an increase of $33.2 million.

Income Tax Provision

For the six months ended June 30, 2011, the income tax provision was $46.9 million compared to $32.4 million for the same period in 2010. This increase is directly related to the increase in income before income taxes and the effective tax rate. The effective tax rate was 41.4% and 40.5% for the six months ended June 30, 2011 and 2010, respectively. The increase in effective rate is primarily due to an increase in income tax rates enacted by the State of Illinois effective January 1, 2011.

Net Income

As a result of the items above, net income allocated to common stockholders for the six months ended June 30, 2011 was $64.7 million million compared to $47.5 million for the same period in 2010, an increase of $17.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, total assets were $319.4 million, an increase of $65.3 million compared with $254.1 million at December 31, 2010. This increase was primarily due to positive cash flow generated from operations. The following highlights the key factors that contributed to the change in total assets:

•
Cash and cash equivalents increased by $52.8 million to $106.5 million, reflecting an increase in funds available due to positive cash generated from operations and the prepayment of liquidity provider transaction fees. Our cash and cash equivalents were comprised of investments in institutional prime money market funds.

•	Accounts receivable increased by $8.1 million to $45.8 million from $37.7 million primarily due to increased trading volume in June 2011 compared to December 2010.

At June 30, 2011, total liabilities were $92.1 million, an increase of $13.9 million from the December 31, 2010 balance of $78.2 million. This increase is primarily due to an increase in deferred revenue of $20.2 million and deferred income taxes of $1.2 million, partially offset by a $7.5 million decrease in accounts payable and accrued expenses (See Note 7 for detail of decrease).

Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses and capital expenditures and, for 2011, also includes anticipated quarterly dividend payments. We expect to use cash on hand at June 30, 2011 and funds generated from operations to fund our remaining 2011 cash requirements.

The Company secured a $150 million revolving credit facility in December 2008, which became available upon the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. The Company does not anticipate that it will need to borrow funds under the facility to meet its 2011 cash requirements. As of June 30, 2011, no borrowings were outstanding under the credit facility.

Cash Flows

Operating Activities

Net cash provided by operating activities was $92.6 million and $71.3 million for the first six months of 2011 and 2010, respectively. Net cash provided by operating activities was $26.3 million higher than net income for the six months ended June 30, 2011. The net increase was mainly a result of an increase in deferred revenue of $20.2 million primarily due to the prepayment of transaction fees that are amortized over the year, $17.7 million in depreciation and amortization and the recognition of stock-based compensation totaling $6.6 million. These amounts were partially offset by a decrease in accounts payable and accrued expenses of $6.0 million and an increase in accounts receivable of $8.1 million.

Investing Activities

Net cash flows used in investing activities was $18.3 million and $18.8 million for the six months ended June 30, 2011 and 2010, respectively. Expenditures for capital and other assets totaled $18.3 million and $10.8 million for the six months ended June 30, 2011 and 2010, respectively, primarily representing purchases of systems hardware and software. In May 2010, the Company purchased an interest in Signal Trading Systems, LLC for $8.0 million.

The Company expects capital expenditures in 2011 to be approximately $30.0 to $35.0 million.

Financing Activities

Net cash flows used in financing activities totaled $21.5 million and $112.2 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in net cash flows used in financing activities resulted primarily from the prior year payment of $300.0 million due to the completion of the restructuring transaction and the special dividend declared and paid to the holders of the Class A and Class B common stock totaling $113.4 million partially offset by net proceeds received from the initial public offering of CBOE Holdings common stock of $301.2 million. For the period ended June 30, 2011, net cash flows used in financing activities consisted of $18.5 million for the payment of quarterly dividends and $3.1 million for shares purchased which consisted of Unrestricted Common Stock surrendered in the second quarter of 2011 to satisfy employees' tax obligations upon the vesting of restricted stock.

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

On May 3, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 cents per share. The dividend was paid on June 24, 2011 to stockholders of record at the close of business on June 3, 2011.

On August 2, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 cents per share. The dividend is payable September 23, 2011, to stockholders of record at the close of business on September 2, 2011.

Share Repurchase Program

On August 2, 2011, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $100.0 million of its unrestricted common stock. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

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

Commercial Commitments and Contractual Obligations

The Company leases office space in downtown Chicago, Illinois for its Regulatory Division, in a suburb of Chicago for its disaster recovery center, in New York for certain marketing activities and in Secaucus, New Jersey for C2, with lease terms remaining from 3 months to 36 months as of June 30, 2011. In addition, we have contractual obligations related to certain advertising programs and licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements, which total $15.5 million for the next five years and $1.9 million for the five years thereafter. Total rent expense related to the lease obligations for the six months ended June 30, 2011 and 2010 were $1.6 million. Future minimum payments under these non-cancelable lease and advertising agreements were as follows at June 30, 2011 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years
Operating leases	$5,748	$3,006	$2,742	$—
Contractual obligations	1,452	1,452	—	—
Total	$7,200	$4,458	$2,742	$—

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including changes in interest rates and inflation. There have been no material changes in our market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

Disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice
President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the three months ended June 30, 2011. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended June 30, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 6, 2011, the Court granted the defendants’ petition to transfer the case to the Southern District of New York. On May 6, 2011, Realtime filed a combined petition for rehearing and rehearing en banc seeking to have the Federal Circuit reconsider its decision.  On May 11, 2011, the Magistrate Judge ordered a stay of the litigation (including all discovery) pending the court's final resolution of certain defendants' petition to transfer the case.

Item 1A. Risk Factors

Other than as described below, there have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on March 16, 2011. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us.
The ongoing uncertainty and volatility in the markets stemming from the U.S. budget deficit, the European debt crisis, and the status of the U.S. economic recovery may negatively impact our business.
Investors have grown increasingly concerned due to the issues related to the U.S. budget deficit, solvency problems in several European countries and the slowdown of the U.S. economic recovery. The U.S. government recently approved an increase to the debt ceiling and approved spending cuts to reduce the deficit. The U.S. government received its first ever ratings downgrade, from AAA to AA+ by S&P, creating additional volatility in the treasury market. S&P and the other rating agencies have indicated that they will continue to review the government's fiscal policy and its implementation of the proposed spending cuts. To the extent the global markets continue to experience uncertainty, our business may be negatively impacted:

•
We generate revenues primarily from transaction fees. Declines in trading volumes and market liquidity stemming from this market uncertainty would adversely affect our business and financial condition.

•
The required capital and posted collateral of our clearing firms may lose value given the volatility of the market. To become a clearing member, a firm must meet certain minimum capital requirements and must deposit a certain amount of funds to meet performance bond and guaranty fund requirements with the OCC, the financial clearing house for all option trading in the U.S., as collateral for their trading activity. The OCC accepts a variety of collateral to satisfy those requirements, including U.S. Treasury securities, U.S. Government Agency securities and foreign sovereign debt. Given the level of market volatility, there is no guarantee that these investments will continue to maintain their value. To the extent a clearing firm is not in compliance with their collateral requirements, it would be required to acquire additional funds, decrease its proprietary trading activity and/or transfer customer accounts to another clearing firm. These actions could result in a decrease in trading activity in our products.

S&P has cut ratings on the top U.S. financial clearing houses, including OCC, reflecting “potential incremental shifts in the macroeconomic environment and the long-term stability of the U.S. capital markets as a consequence of the decline in the creditworthiness of the federal government.” Collateral held by the OCC is important in balancing counterparty risk. If the OCC is required to adjust the value of U.S. Treasury securities held as collateral, this may negatively impact overall options trading volume and would adversely affect our business and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Purchases of equity securities by the Company in the three months ended June 30, 2011, reflecting the purchase of unrestricted stock from employees upon vesting of such shares to satisfy employees’ income tax withholding requirements, were as follows:
Unrestricted Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 – April 31, 2011	—	$—	—	—
May 1, 2011 – May 31, 2011	—	—	—	—
June 1, 2011 – June 30, 2011 (a)	129,375	23.77	—	—
Totals	129,375		—

(a) Reflects Unrestricted Common Stock surrendered in the second quarter of 2011 to satisfy employees' tax obligations upon the vesting of restricted stock

Use of Proceeds

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ William J. Brodsky
William J. Brodsky
Chairman and Chief Executive Officer
Date:	August 9, 2011

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer
Date:	August 9, 2011

CBOE Holdings, Inc.
Form 10-Q

Exhibit Index

Exhibit No.	Description
10.1	Amended Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774), filed on May 18, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS*	XBRL Instance Document (Filed herewith)

101.SCH*	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of
1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of
1934, as amended, and otherwise are not subject to liability under those sections.