Form 10-Q
period 2011-09-30
CBOE Holdings, Inc.
filed 2011-11-08
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2011
Unrestricted Common Stock, par value $0.01	89,920,627 shares

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

•
“CBOE” or the “Exchange” refers to (1) prior to the completion of the restructuring transaction, Chicago Board Options Exchange, Incorporated, a Delaware non-stock corporation, and (2) after the completion of the restructuring transaction, Chicago Board Options Exchange, Incorporated, a Delaware stock corporation. CBOE became a wholly-owned subsidiary of CBOE Holdings on June 18, 2010.

•	“C2” refers to C2 Options Exchange, Incorporated, which became a wholly-owned subsidiary of CBOE Holdings on June 18, 2010.

•	“CFE” refers to CBOE Futures Exchange, LLC, which became a wholly-owned subsidiary of CBOE Holdings on June 18, 2010.

•
The “restructuring transaction” refers to the transaction on June 18, 2010 in which CBOE converted from a Delaware non-stock corporation owned by its Members to a Delaware stock corporation and a wholly-owned subsidiary of CBOE Holdings, a Delaware stock corporation.

•
“Settlement Agreement” means the Stipulation of Settlement, as amended, approved by the Court of Chancery of the State of Delaware in the Delaware Action. The Delaware Action referred to the lawsuit, which was entitled CME Group Inc. et al. v. Chicago Board Options Exchange, Incorporated et al.

•	“Member” or “Members” refers to, prior to the completion of the restructuring transaction, any person or organization (or any designee of any organization) that held a membership in CBOE.

•	“Our exchanges” refers to CBOE, C2 and CFE and "our options exchanges" refers to CBOE and C2.

•
“We,” “us” or “our” refers to (1) prior to the completion of the restructuring transaction, CBOE, and, as the context may require, CBOE Holdings, and (2) after the completion of the restructuring transaction, CBOE Holdings.

All references to “options” or “options contracts” in the text of this document refer to exchange-traded options and all references to “futures” refer to futures contracts or options on futures contracts.

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

Some factors that could cause actual results to differ include:

•	legislative or regulatory changes affecting the options markets, including a possible cap of transaction fees;

•	changes in law or government policy, including changes relating to enacted or proposed legislation, and the rules promulgated thereunder, relating to the economic crisis;

•	increasing competition by foreign and domestic entities, including increased competition from new entrants into our markets and consolidation of existing entities;

•	loss of our exclusive licenses to list certain index options;

•	decreases in the amount of trading volumes on our exchanges;

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

For a detailed discussion of these and other factors that might affect our performance, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

On June 18, 2010, CBOE converted from a non-stock corporation owned by its members into a stock corporation that is a wholly-owned subsidiary of CBOE Holdings.

In the condensed consolidated statements of income of CBOE Holdings for the nine months ended September 30, 2010, net income per share allocated to common stockholders is calculated by dividing historical net income for the period by the weighted average number of common shares as if the restructuring transaction were consummated at the beginning of the period.

The unrestricted common stock of CBOE Holdings is listed on the NASDAQ Global Select Market under the symbol “CBOE.”

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
	(unaudited)
Operating Revenues:
Transaction fees	$109,840	$72,885	$286,018	$250,378
Access fees	16,918	18,484	51,564	22,985
Exchange services and other fees	4,531	3,974	13,497	12,817
Market data fees	4,909	4,881	14,847	16,256
Regulatory fees	5,266	3,388	14,994	11,409
Other revenue	2,140	2,403	7,015	5,868
Total Operating Revenues	143,604	106,015	387,935	319,713
Operating Expenses:
Employee costs	25,945	34,643	76,186	80,420
Depreciation and amortization	8,897	7,099	26,588	21,701
Data processing	4,337	4,304	13,671	14,541
Outside services	6,881	6,293	20,650	24,457
Royalty fees	13,956	9,226	35,475	31,643
Trading volume incentives	3,525	4,594	11,799	15,629
Travel and promotional expenses	2,416	2,702	6,470	7,897
Facilities costs	1,081	1,440	3,974	4,139
Other expenses	1,600	781	4,171	3,799
Total Operating Expenses	68,638	71,082	198,984	204,226
Operating Income	74,966	34,933	188,951	115,487
Other Income/(Expense):
Investment income	15	158	119	393
Net loss from investment in affiliates	(190)	(168)	(650)	(542)
Interest and other borrowing costs	(226)	(225)	(673)	(671)
Total Other Income/(Expense)	(401)	(235)	(1,204)	(820)
Income Before Income Taxes	74,565	34,698	187,747	114,667
Income tax provision	33,238	14,244	80,148	46,648
Net Income	41,327	20,454	107,599	68,019
Net income allocated to participating securities	(730)	(434)	(2,294)	(615)
Net Income Allocated to Common Stockholders	$40,597	$20,020	$105,305	$67,404
Net Income Per Share Allocated to Common Stockholders(Note 4):
Basic	$0.45	$0.20	$1.17	$0.71
Diluted	0.45	0.20	1.17	0.71
Weighted average shares used in computing income per share:
Basic	90,334	102,103	90,195	95,065
Diluted	90,334	102,103	90,195	95,065

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

(in thousands, except share amounts)	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$147,220	$53,789
Accounts receivable—net allowances of $142 and $108	46,013	37,746
Marketing fee receivable	6,999	7,815
Income taxes receivable	362	5,537
Other prepaid expenses	6,031	4,510
Other current assets	694	537
Total Current Assets	207,319	109,934
Investments in Affiliates	11,965	12,615
Land	4,914	4,914
Property and Equipment:
Construction in progress	18	1,729
Building	60,917	60,917
Furniture and equipment	250,946	240,711
Less accumulated depreciation and amortization	(234,295)	(221,273)
Total Property and Equipment—Net	77,586	82,084
Other Assets:
Software development work in progress	7,727	1,131
Data processing software and other assets (less accumulated amortization of $117,959 and $107,770)	35,132	43,434
Total Other Assets—Net	42,859	44,565
Total	$344,643	$254,112
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$42,799	$40,084
Marketing fee payable	7,540	8,349
Deferred revenue	11,236	280
Post-retirement medical benefits	26	103
Income taxes payable	3,545	—
Total Current Liabilities	65,146	48,816
Long-term Liabilities:
Post-retirement medical benefits	1,856	1,782
Income taxes payable	8,553	3,165
Other long-term liabilities	3,806	3,993
Deferred income taxes	19,581	20,482
Total Long-term Liabilities	33,796	29,422
Commitments and Contingencies
Total Liabilities	98,942	78,238
Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 90,649,902 issued and 89,920,627 outstanding at September 30, 2011; 51,786,717 issued and outstanding at December 31, 2010	906	518
Class A-2 common stock, $0.01 par value: 45,366,690 shares authorized; none and 38,297,994 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	383
Additional paid-in-capital	52,461	42,858
Retained earnings	211,210	133,087
Treasury stock at cost – 729,275 shares at September 30, 2011 and no shares at December 31, 2010	(17,962)	—
Accumulated other comprehensive loss	(914)	(972)
Total Stockholders’ Equity	245,701	175,874
Total	$344,643	$254,112
 See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in thousands)	Preferred Stock	Unrestricted Common Stock	Class A-2 Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2010	$—	$518	$383	$42,858	$133,087	$—	$(972)	$175,874
Automatic conversion of Class A-2 common stock into unrestricted common stock		383	(383)					—
Cash dividends on common stock					(29,476)			(29,476)
Stock based compensation				9,608				9,608
Issuance of vested restricted stock granted to employees		5		(5)				—
Purchase of unrestricted common stock						(17,962)		(17,962)
Net income					107,599			107,599
Post-retirement benefit obligation adjustment—net of tax expense of $4							58	58
Comprehensive income								107,657
Balance—September 30, 2011	$—	$906	$—	$52,461	$211,210	$(17,962)	$(914)	$245,701

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2010
	(unaudited)
Cash Flows from Operating Activities:
Net income	$107,599	$68,019
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26,588	21,701
Other amortization	67	52
Provision for deferred income taxes	(911)	(3,012)
Stock-based compensation	9,608	15,565
Loss on disposition of property	1,179	139
Loss on investment of affiliate	190	542
Impairment of investment in affiliate	460	—
Changes in assets and liabilities:
Accounts receivable	(8,267)	(6,140)
Marketing fee receivable	816	1,768
Income taxes receivable	5,175	(12,965)
Prepaid expenses	(1,188)	533
Other receivable	—	2,086
Other current assets	(157)	(119)
Accounts payable and accrued expenses	4,248	(8,049)
Marketing fee payable	(809)	(1,974)
Deferred revenue and other long-term liabilites	10,769	11,514
Post-retirement benefit obligations	(3)	(7)
Income taxes payable	8,933	839
Settlement with appellants	—	(3,000)
Access fees subject to fee-based payment	—	(2,688)
Net Cash Flows provided by Operating Activities	164,297	84,804
Cash Flows from Investing Activities:
Capital and other assets expenditures	(23,485)	(15,049)
Investment in Signal Trading Systems, LLC	—	(7,990)
Other	57	—
Net Cash Flows used in Investing Activities	(23,428)	(23,039)
Cash Flows from Financing Activities:
Payments for debt issuance costs	—	(3)
Payment of quarterly dividends	(29,476)	(10,432)
Purchase of unrestricted stock from employees	(3,075)	—
Purchase of unrestricted common stock	(14,887)	—
Exercise right privilege payable	—	(300,000)
Net proceeds from issuance of unrestricted common stock	—	301,238
Payment of special dividend	—	(113,362)
Net Cash Flows used in Financing Activities	(47,438)	(122,559)
Net Increase (Decrease) in Cash and Cash Equivalents	93,431	(60,794)
Cash and Cash Equivalents at Beginning of Period	53,789	383,730
Cash and Cash Equivalents at End of Period	$147,220	$322,936
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$68,119	$63,279
Non-cash activities:
Change in post-retirement benefit obligation	(67)	—
Unpaid liability to acquire equipment and software	1,053	2,453

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2011 and 2010
(unaudited)

NOTE 1 —DESCRIPTION OF BUSINESS

CBOE Holdings is the holding company of registered securities exchanges, subject to oversight by the Securities and Exchange Commission (the “SEC”), and of a designated contract market subject to the oversight of the Commodity Futures Trading Commission (“CFTC”).

The primary business of the Company is the operation of markets for the trading of listed options contracts on three broad product categories: 1) the stocks of individual corporations (equity options), 2) various market indexes (index options) and 3) exchange-traded funds (ETFs) and exchange-traded notes (ETNs). We also offer futures and options on futures products through a futures market. The Company owns and operates three stand-alone exchanges, but reports the results of its operations in one reporting segment. CBOE is our primary market and offers trading for listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single market is known as our Hybrid trading model. C2, launched in October 2010, is our all-electronic exchange that also offers trading for listed options, but with a different market model and fee schedule than CBOE. Finally, the CBOE Futures Exchange (CFE), our all-electronic futures exchange, offers futures and options on futures on the CBOE Volatility Index (“VIX”), as well as on other products. All of our exchanges operate on our proprietary technology platform known as CBOEdirect.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued an update, ASC 220 - Comprehensive Income ("ASC 220") that is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income (“OCI”), and align the presentation of OCI in financial statements prepared in accordance with GAAP with those prepared in accordance with International Financial Reporting Standards. The update provides the Company with an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively. The adoption of ASC 220 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 — SHARE REPURCHASE PROGRAM

On August 2, 2011, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million of its unrestricted common stock. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Through the period ended September 30, 2011, the Company has purchased 599,900 shares of unrestricted common stock at an average cost per share of $24.82 totaling $14.9 million in purchases under the program.

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

The weighted average number of common shares outstanding for both basic and dilutive for the nine months ended September 30, 2010 was calculated as if the restructuring transaction were consummated at the beginning of the period.

The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Basic EPS Numerator:
Net Income	$41,327	$20,454	$107,599	$68,019
Less: Earnings allocated to participating securities	(730)	(434)	(2,294)	(615)
Net Income allocated to common stockholders	$40,597	$20,020	$105,305	$67,404
Basic EPS Denominator:
Weighted average shares outstanding	90,334	102,103	90,195	95,065
Basic net income per common share	$0.45	$0.20	$1.17	$0.71

Diluted EPS Numerator:
Net Income	$41,327	$20,454	$107,599	$68,019
Less: Earnings allocated to participating securities	(730)	(434)	(2,294)	(615)
Net Income allocated to common stockholders	$40,597	$20,020	$105,305	$67,404
Diluted EPS Denominator:
Weighted average shares outstanding	90,334	102,103	90,195	95,065
Dilutive common shares issued under restricted stock program	—	—	—	—
Diluted net income per common share	$0.45	$0.20	$1.17	$0.71

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

For the three and nine months ended September 30, 2011 and 2010, the Company recognized $3.0 million and $9.6 million and $14.9 million and $15.6 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded non-recurring stock-based compensation expense of $0.5 million and $11.0 million. The $0.5 million recorded in 2011 is for three members of the Company’s Board of Directors that left the board in May 2011. The $11.0 million recorded in 2010 is for the remaining fair value of stock-based compensation awards granted to Messrs. Brodsky and Joyce which were accelerated due to provisions contained in their respective employment agreements. Stock-based compensation expense is included in employee costs in the condensed consolidated statements of income.

As of September 30, 2011, the Company had unrecognized stock-based compensation of $33.0 million related to outstanding restricted stock.  The remaining unrecognized stock-based compensation is expected to be recognized over the next 32.5 months. The Company is projecting a forfeiture rate of 5%.

The activity in the Company’s restricted stock for the nine months ended September 30, 2011 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2011	1,712,780	$29.00
Granted	—	—
Vested	(443,781)	29.00
Forfeited	(10,137)	29.00
Unvested restricted stock at September 30, 2011	1,258,862	$29.00

NOTE 6 — INVESTMENT IN AFFILIATES

At September 30, 2011 and December 31, 2010, the investment in affiliates was comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Investment in OCC	$333	$333
Investment in Signal Trading	11,632	11,822
Investment in NSX	—	460
Investment in Affiliates	$11,965	$12,615

In March 2011, we recorded an impairment of $0.5 million representing the carrying value of our investment in NSX Holdings, Inc.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2011 and December 31, 2010, accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Compensation and benefit-related liabilities	$16,501	$15,455
Royalties	13,075	8,198
Data processing related liabilities	671	1,255
Facilities	2,738	2,150
Legal	1,415	1,017
Accounts payable	1,228	5,000
Capital and other assets	595	556
Linkage	2,437	2,310
Other	4,139	4,143
Total	$42,799	$40,084

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

As of September 30, 2011 and December 31, 2010, amounts assessed by the Company on behalf of others included in current assets totaled $7.0 million and $7.8 million, respectively, and payments due to others included in current liabilities totaled $7.5 million and $8.3 million, respectively.

NOTE 9 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the nine months ended September 30, 2011 (in thousands):

	Balance at December 31, 2010	Cash Additions	Revenue Recognition	Balance at September 30, 2011
Other – net	$280	$2,525	$(2,307)	$498
Liquidity provider sliding scale (1)	—	40,021	(29,283)	10,738
Total deferred revenue	$280	$42,546	$(31,590)	$11,236
(1)  Liquidity providers prepaying transaction fees, at a minimum, for the first two levels of the liquidity provider sliding scale are eligible to participate in reduced fees assessed to contract volume above 1.4 million per month. The prepayment of 2011 transaction fees totaled $40.0 million. This amount is amortized and recorded as transaction fees over the respective prepayment period.

NOTE 10 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $2.7 million and $3.0 million for the nine months ended September 30, 2011 and 2010, respectively.

Eligible employees may participate in the Supplemental Employee Retirement Plan (“SERP”), Executive Retirement Plan (“ERP”) and Deferred Compensation Plan. The SERP, ERP and Deferred Compensation Plan are defined contribution plans that are nonqualified by Internal Revenue Code regulations. The Company contributed $1.0 million and $1.3 million to the above plans for the nine months ended September 30, 2011 and 2010, respectively.

The Company has a postretirement medical plan for certain current and former members of senior management. The Company recorded immaterial postretirement benefits expense for the three and nine months ended September 30, 2011 and 2010.

NOTE 11 — INCOME TAXES

For the three and nine months ended September 30, 2011 and 2010, the Company recorded income tax provisions of $33.2 million and $80.1 million and $14.2 million and $46.7 million, respectively. The effective tax rate for the nine months ended September 30, 2011 and 2010 was 42.7% and 40.7%, respectively. The higher rate reflects the impact of an increase in the Illinois tax rate effective January 1, 2011 and a charge taken of $4.2 million to reserve for potential additional tax liabilities as a result of an advisory opinion from New York State taxing authorities issued in the third quarter, which attempts to extend the state's taxing power over certain electronic transactions and other fees of out-of-state exchanges going back as far as 2007.

As of September 30, 2011 and December 31, 2010, the Company had $8.6 million and $3.1 million, respectively, of uncertain tax positions, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions primarily from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $1.5 million, not including any potential new additions.

Estimated interest costs and penalties, which are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income, were $(0.2) million and $0.0 million and $0.0 million and $0.1 million for the three and nine months ended September 30, 2011 and 2010, respectively. Interest costs and penalties, for the three months ended September 30, 2011, were favorable for the Company due to the de-recognition of uncertain tax positions. Accrued interest and penalties were $0.7 million as of September 30, 2011 and December 31, 2010.

The Company is subject to U.S. federal tax, Illinois, New Jersey, New York state taxes and Washington D.C. taxes, as well as other local jurisdictions. The Company’s tax returns have been examined by the Internal Revenue Service through 2009 and the Illinois Department of Revenue through 2008. For New Jersey and Washington D.C., the open years are 2008 and forward. The Company is currently under audit by the State of New York for the 2007-2009 tax years.

NOTE 12 — SENIOR REVOLVING CREDIT FACILITY

On December 23, 2008, the Company entered into an unsecured senior revolving credit facility with three financial institutions. The credit agreement is a three-year revolving credit facility of up to $150 million and expires on December 23, 2011. As of September 30, 2011 and December 31, 2010 and during the nine months ended September 30, 2011, there were no borrowings against the credit facility. The Company does not plan to extend or replace the credit facility when it expires on December 23, 2011.

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

The Company applied Financial Accounting Standards Board ("FASB") ASC 820, Fair Value Measurement and Disclosure (formerly, FASB Statement No. 157, Fair Value Measurements), which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing the framework for measuring fair value. ASC 820 applies to financial and nonfinancial instruments that are measured and reported on a fair value basis. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

•	Level 1—Unadjusted inputs based on quoted markets for identical assets or liabilities.

•	Level 2—Observable inputs, either direct or indirect, not including Level 1, corroborated by market data or based upon quoted prices in non-active markets.

•	Level 3—Unobservable inputs that reflect management’s best assumptions of what market participants would use in valuing the asset or liability.

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of September 30, 2011. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in millions)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$108	$—	$—	$108
Total assets at fair value at September 30, 2011	$108	$—	$—	$108

In March 2011, the Company revalued its investment in NSX Holdings, Inc. as a result of an other-than-temporary impairment. The investment is classified as level 3 as the fair value was based on both observable and unobservable inputs, resulting in a full impairment totaling $0.5 million, which represented the carrying value of the investment.

NOTE 14 — SUBSEQUENT EVENTS

On October 4, 2011, SPXpm options commenced trading on C2.

On November 1, 2011, the Company's Board of Directors (the “Board”) elected to terminate Edward J. Joyce's employment as the President and Chief Operating Officer of the Company due to the condition of his health, which the Board determined to be a “disability” under the terms of his employment agreement with the Company (the “Employment Agreement”). In connection with this termination, Mr. Joyce will receive the benefits and payments that become payable in connection with a termination of his employment related to a disability under the Employment Agreement. The Company expects to incur a severance expense, which will be included in employee costs in the condensed consolidated statements of income, in the fourth quarter of 2011 totaling approximately $3.9 million in connection with this payment.

On November 1, 2011, the Board appointed Edward T. Tilly to serve as the Company's President and Chief Operating Officer.

On November 2, 2011, the Company announced the Board of Directors declared a quarterly cash dividend of $0.12 per share. The dividend is payable December 23, 2011 to stockholders of record at the close of business on December 2, 2011.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Overview

The following summarizes changes in financial performance for the three months ended September 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$143.6	$106.0	$37.6	35.5%
Total operating expenses	68.6	71.1	(2.5)	(3.5)%
Operating income	75.0	34.9	40.1	114.9%
Total other income/(expense)	(0.4)	(0.2)	(0.2)	100.0%
Income before income taxes	74.6	34.7	39.9	115.0%
Income tax provision	33.2	14.2	19.0	133.8%
Net income	$41.4	$20.5	$20.9	102.0%
Net income allocated to common stockholders	$40.6	$20.0	$20.6	103.0%
Operating income percentage	52.2%	32.9%
Net income percentage	28.8%	19.3%
Diluted net income per share allocated to common stockholders	$0.45	$0.20

•	The Company’s market share of total options contracts was 26.9% for the three months ended September 30, 2011 compared with 27.6% for the same period in 2010.

•	Total operating revenues increased due to higher transaction fees and regulatory fees, partially offset by lower access fees.

•	Total operating expenses declined primarily due to lower employee costs and trading volume incentives, partially offset by higher depreciation and amortization and royalty fees.

Significant events in the three months ended September 30, 2011

The Company and the options industry experienced record trading volumes for the three months ended September 30, 2011. We believe the record volume was achieved due to volatility and downward movements in the financial markets arising primarily out of domestic and international uncertainties surrounding certain political events such as the continued budget issues in Washington, D.C. and the economic unrest and sovereign debts issues in Europe.

On August 2, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share. The dividend was paid on September 23, 2011 to stockholders of record at the close of business on September 2, 2011.

On August 2, 2011, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $100.0 million of its unrestricted common stock. Through the period ended September 30, 2011, the Company has purchased 599,900 shares of unrestricted common stock at an average cost per share of $24.82 totaling $14.9 million in purchases under the program.

Operating Revenues

Total operating revenues for the three months ended September 30, 2011 were $143.6 million, an increase of $37.6 million, or 35.5%, compared with the same period in 2010. The following summarizes changes in total operating revenues for the three months ended September 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$109.8	$72.9	$36.9	50.6%
Access fees	16.9	18.5	(1.6)	(8.6)%
Exchange services and other fees	4.5	3.9	0.6	15.4%
Market data fees	4.9	4.9	—	—%
Regulatory fees	5.3	3.4	1.9	55.9%
Other revenue	2.2	2.4	(0.2)	(8.3)%
Total operating revenues	$143.6	$106.0	$37.6	35.5%

Transaction Fees

Transaction fees increased 50.6% to $109.8 million for the three months ended September 30, 2011, compared with $72.9 million for the same period in 2010. This increase was largely driven by increases of 47.1% in total trading volume and 2.3% in average transaction fee per contract. Transaction fees accounted for 76.4% and 68.8% of total operating revenues, respectively.

Trading volume is impacted by many factors. These factors include: political and world events, market volatility, regulatory actions or considerations, availability of capital, competition, number of trading days in the period and seasonality.

Average transaction fee per contract, discussed in detail below, is impacted by our fee structure, which includes volume based incentive programs, mix of products traded and the percentage of trading volume executed by customers as compared to professionals, market-makers, clearing trading permit holders and broker-dealers. The implementation of fee changes, which may increase or decrease our average transaction fee per contract, is primarily to ensure that we are competitive in the options marketplace and to ultimately improve and continue to drive order flow to our exchanges. We cannot predict the trading patterns of exchange participants, which may be based on factors not in our control, but we can continue to price our products at levels that are competitive in our markets.

The following summarizes transactions fees by product for the three months ended September 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$20.0	$21.8	$(1.8)	(8.3)%
Indexes	61.5	35.8	25.7	71.8%
Exchange-traded funds	22.8	13.7	9.1	66.4%
Total options transaction fees	104.3	71.3	33.0	46.3%
Futures	5.5	1.6	3.9	243.8%
Total transaction fees	$109.8	$72.9	$36.9	50.6%

Trading Volume

Our average daily trading volume for the three months ended September 30, 2011 was 5.48 million contracts, up 47.1% compared with 3.73 million for the same period in 2010. The Company experienced volume increases across all options product categories. As compared to the prior year period, total volume increased 105.0%, 70.2%, 5.4% in options on exchange-traded funds, indexes and equities, respectively. The Company continued to experience significant growth in futures primarily driven by futures contracts on VIX. Total trading days for the three months ended September 30, 2011 and 2010 were sixty-four.

The following summarizes changes in total trading volume and average daily trading volume (ADV) by product for the three months ended September 30, 2011 compared to the same period in 2010.

	2011		2010		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	125.9	1.97	119.5	1.87	5.4%	5.3%
Indexes	101.8	1.59	59.8	0.93	70.2%	71.0%
Exchange-traded funds	119.1	1.86	58.1	0.91	105.0%	104.4%
Total options contracts	346.8	5.42	237.4	3.71	46.1%	46.1%
Futures contracts	4.0	0.06	1.0	0.02	319.8%	319.8%
Total contracts	350.8	5.48	238.4	3.73	47.1%	46.9%

Average transaction fee per contract

The average transaction fee per contract was $0.313 for the three months ended September 30, 2011, an increase of 2.3% compared with $0.306 for the same period in 2010. Average transaction fee per contract represents transaction fees divided by total contracts.

There were a number of factors that contributed to the increase in our average transaction fee per contract for the three months ended September 30, 2011 compared to the same period in 2010, including a shift in product mix to higher fee contracts partially offset by an increase in volume based incentives associated with higher trading volumes. Indexes, our highest margin options product, accounted for 29.0% of total contracts in the current year period compared to 25.1% in the prior year period. Higher volume in futures, our highest margin product, also contributed to the increase in total average transaction fee per contract.

The following summarizes average transaction fee per contract by product for the three months ended September 30, 2011 compared to the same period in 2010.

	2011	2010	Percent Change
Equities	$0.159	$0.182	(12.6)%
Indexes	0.605	0.598	1.2%
Exchange-traded funds	0.192	0.236	(18.6)%
Total options average transaction fee per contract	0.301	0.300	0.3%
Futures	1.371	1.661	(17.5)%
Total average transaction fee per contract	$0.313	$0.306	2.3%

Concentration of Revenue

At September 30, 2011, there were approximately 99 clearing firms, two of which cleared a combined 46% of our billings collected through the OCC for the three months ended September 30, 2011. The next largest clearing firm accounted for approximately 5% of our billings collected through the OCC. No one customer affiliated with either of the top two clearing firms represented more than 15% of the billings collected for the three months ended September 30, 2011 or 2010. Should a clearing firm withdraw, we believe the affiliated customer portion of that firm’s trading activity would likely transfer to another clearing firm.

The two largest clearing firms mentioned above clear the majority of the market-maker sides of transactions at CBOE, C2 and at all of the U.S. options exchanges. If either of these firms were to withdraw from the business of market-maker clearing, and market-makers were unable to make new clearing arrangements, this could create significant disruption to the U.S. options markets, including ours.

Access Fees

Access fees for the three months ended September 30, 2011 and 2010 were $16.9 million and $18.5 million, respectively, representing 11.8% and 17.4% of total operating revenues, respectively. The decrease in access fees was primarily due to the implementation of a sliding scale for market-maker trading permits implemented in 2011. The sliding scale provides market-markers a reduced rate if they commit to a minimum number of trading permits for the calendar year.

The demand for trading permits could be impacted by seasonality and market fluctuations that affect trading volume.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended September 30, 2011 increased 15.4% to $4.5 million from $3.9 million for the same period in 2010. The increase was primarily due to the increase in trading volume.

Market Data Fees

Market data fees totaled $4.9 million for the three months ended September 30, 2011 and 2010. Market data fees represent income derived from the Options Price Reporting Authority ("OPRA") as well as the Company’s market data services. OPRA and Company market data services for the three months ended September 30, 2011 and 2010, were $3.1 million and $1.8 million and $3.5 million and $1.4 million, respectively. OPRA income is allocated through OPRA based on each exchange’s share of total options transactions cleared. The Company’s share of OPRA income for the three months ended September 30, 2011 decreased to 19.9% from 24.2% for the same period in 2010 as a result of the decline in the Company's share of total options transactions cleared. The Company’s market data services provide users with current and historical options and futures data.

Regulatory Fees

Regulatory fees increased 55.9% for the three months ended September 30, 2011 to $5.3 million from $3.4 million for the same period in 2010. The Company primarily charges regulatory fees based on the number of contracts traded. The increase in regulatory fees was primarily due to higher trading volume and an increase in the rates charged for regulatory functions as compared to the same period in 2010.

Operating Expenses

Total operating expenses decreased $2.5 million, or 3.5%, to $68.6 million for the three months ended September 30, 2011 from $71.1 million for the same period in 2010. This decrease was primarily due to decreases in employee costs and trading volume incentives, partially offset by increases in depreciation and amortization and royalty fees. As a percentage of operating revenues for the three months ended September 30, 2011 and 2010, operating expenses were 47.9% and 67.0%, respectively.

The following summarizes changes in operating expenses for the three months ended September 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$25.9	$34.7	$(8.8)	(25.4)%
Depreciation and amortization	8.9	7.1	1.8	25.4%
Data processing	4.3	4.3	—	—%
Outside services	6.9	6.3	0.6	9.5%
Royalty fees	14.0	9.2	4.8	52.2%
Trading volume incentives	3.5	4.6	(1.1)	(23.9)%
Travel and promotional expenses	2.4	2.7	(0.3)	(11.1)%
Facilities costs	1.1	1.4	(0.3)	(21.4)%
Other expenses	1.6	0.8	0.8	100.0%
Total operating expenses	$68.6	$71.1	$(2.5)	(3.5)%

Employee Costs

For the three months ended September 30, 2011, employee costs were $25.9 million, or 18.1% of total operating revenues, compared with $34.7 million, or 32.7% of total operating revenues, for the same period in 2010. This represented a decrease of $8.8 million or 25.4%. The decrease was primarily attributed to lower stock-based compensation expense of $12.0 million partially offset by an increase in projected annual cash incentive awards of $3.1 million, which is aligned with the Company's financial performance. The Company recorded stock-based compensation expense of $14.9 million for the three months ended September 30, 2010. The $14.9 million consisted of the recognition of $3.9 million and $11.0 million of stock-based compensation reflecting: (a) the recurring recognition of expense due to the awarding of restricted stock to employees and (b) the accelerated recognition for certain executives due to provisions contained in their employment agreements, respectively.

Depreciation and Amortization

Depreciation and amortization increased by $1.8 million to $8.9 million for the three months ended September 30, 2011 compared with $7.1 million for the same period in 2010. On October 29, 2010, C2 initiated operations. With the launch of C2, assets totaling approximately $24.4 million were reclassified from construction and software in progress to furniture and equipment and data processing and other software.  In addition to the launch of C2, the Company has purchased systems hardware and software to enhance system functionality and expand capacity. Depreciation and amortization charges represented 6.2% and 6.7% of total operating revenues for the three months ended September 30, 2011 and 2010, respectively.

Data Processing

Data processing expenses totaled $4.3 million, representing 3.0% and 4.1% of total operating revenues for the three months ended September 30, 2011 and 2010, respectively.

Outside Services

Expenses related to outside services increased to $6.9 million for the three months ended September 30, 2011 from $6.3 million in the prior-year period and represented 4.8% and 5.9% of total operating revenues for the three months ended September 30, 2011 and 2010, respectively. The $0.6 million increase primarily resulted from higher legal expenses associated with litigation costs of $0.4 million and other services of $0.2 million.

Royalty Fees

Royalty fees expense for the three months ended September 30, 2011 was $14.0 million compared with $9.2 million for the same period in 2010, an increase of $4.8 million. This increase resulted from higher trading volume in CBOE’s licensed index options products. Royalty fees represented 9.7% and 8.7% of total operating revenues for the three months ended September 30, 2011 and 2010, respectively.

Trading Volume Incentives

Trading volume incentives decreased by $1.1 million to $3.5 million for the three months ended September 30, 2011 compared to $4.6 million for the same period in 2010, representing 2.5% and 4.3% of total operating revenues for the three months ended September 30, 2011 and 2010, respectively. The decrease was primarily due to a modification in the criteria for contracts qualifying for certain quantity-based fee waivers.

Travel and Promotional Expenses

Travel and promotional expenses for the three months ended September 30, 2011 and 2010 were $2.4 million and $2.7 million, respectively. The decrease was primarily due to a decline in advertising.

Other Expenses

Other expenses totaled $1.6 million for the three months ended September 30, 2011, an increase of $0.8 million from the same period in 2010. The increase was primarily due to losses recorded on the disposal of equipment totaling $0.4 million and other miscellaneous expense items.

Operating Income

As a result of the items above, operating income for the three months ended September 30, 2011 was $75.0 million compared to $34.9 million for the same period in 2010, an increase of $40.1 million.

Income before Income Taxes

Income before income taxes for the three months ended September 30, 2011 was $74.6 million compared to $34.7 million for the same period in 2010, an increase of $39.9 million.

Income Tax Provision

For the three months ended September 30, 2011, the income tax provision was $33.2 million compared to $14.2 million for the same period in 2010. This increase resulted from the increases in income before income taxes and the effective tax rate. The effective tax rate was 44.6% and 41.1% for the three months ended September 30, 2011 and 2010, respectively. The higher rate reflects the impact of an increase in the Illinois tax rate effective January 1, 2011 and a charge taken of $4.2 million to reserve for potential additional tax liabilities as a result of an advisory opinion from New York State taxing authorities issued in the third quarter, which attempts to extend the state's taxing power over certain electronic transactions and other fees of out-of-state exchanges going back to 2007.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended September 30, 2011 was $40.6 million compared to $20.0 million for the same period in 2010, an increase of $20.6 million.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Overview

The following summarizes changes in financial performance for the nine months ended September 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$387.9	$319.7	$68.2	21.3%
Total operating expenses	199.0	204.2	(5.2)	(2.5)%
Operating income	188.9	115.5	73.4	63.5%
Total other income/(expense)	(1.2)	(0.8)	(0.4)	50.0%
Income before income taxes	187.7	114.7	73.0	63.6%
Income tax provision	80.1	46.7	33.4	71.5%
Net income	$107.6	$68.0	$39.6	58.2%
Net income allocated to common stockholders	$105.3	$67.4	$37.9	56.2%
Operating income percentage	48.7%	36.1%
Net income percentage	27.7%	21.3%
Diluted net income per share allocated to common stockholders	$1.17	$0.71

•	The Company’s market share of total options contracts traded was 26.7% for the nine months ended September 30, 2011, compared with 29.6% for the same period in 2010.

•	Total operating revenues increased due to higher transaction fees, access fees and regulatory fees, partially offset by lower market data fees.

•
Total operating expenses decreased primarily due to lower employee costs, outside services, trading volume incentives and travel and promotional expenses, partially offset by higher depreciation and amortization and royalty fees.

Operating Revenues

Total operating revenues for the nine months ended September 30, 2011 were $387.9 million, an increase of $68.2 million, or 21.3%, compared with the same period in 2010. The following summarizes changes in total operating revenues for the nine months ended September 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$286.0	$250.4	$35.6	14.2%
Access fees	51.6	23.0	28.6	124.3%
Exchange services and other fees	13.5	12.8	0.7	5.5%
Market data fees	14.8	16.2	(1.4)	(8.6)%
Regulatory fees	15.0	11.4	3.6	31.6%
Other revenue	7.0	5.9	1.1	18.6%
Total operating revenues	$387.9	$319.7	$68.2	21.3%

Transaction Fees

Transaction fees increased 14.2% to $286.0 million for the nine months ended September 30, 2011, compared with $250.4 million for the same period in 2010. This increase was largely driven by a 11.2% increase in trading volume and an increase in average transaction fee per contract of 2.7%. Transaction fees accounted for 73.7% and 78.3% of total operating revenues, respectively. The following summarizes transactions fees by product for the nine months ended September 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$66.4	$75.0	$(8.6)	(11.5)%
Indexes	149.5	122.3	27.2	22.2%
Exchange-traded funds	56.2	48.5	7.7	15.9%
Total options transaction fees	272.1	245.8	26.3	10.7%
Futures	13.9	4.6	9.3	202.2%
Total transaction fees	$286.0	$250.4	$35.6	14.2%

Trading Volume

Our average daily trading volume for the first nine months of 2011 was 5.00 million contracts, up 10.6% compared with 4.52 million for the same period in 2010. We experienced volume increases in exchange-traded funds and index options. These increases were partially offset by a decline in total volume of equities. As compared to the prior year period, index and exchange-traded funds volume increased 18.2% and 32.5%, respectively, while equity volume declined 4.4%. The Company continued to experience significant growth in futures primarily driven by VIX futures contracts. Total trading days for the first nine months of 2011 and 2010 were one hundred and eighty-nine and one hundred and eighty-eight, respectively.

The following summarizes changes in total trading volume and average daily trading volume (ADV) by product for the nine months ended September 30, 2011 compared to the same period in 2010.

	2011		2010		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	409.3	2.17	428.1	2.28	(4.4)%	(4.8)%
Indexes	244.7	1.29	207.0	1.10	18.2%	17.3%
Exchange-traded funds	282.3	1.49	213.0	1.13	32.5%	31.9%
Total options contracts	936.3	4.95	848.1	4.51	10.4%	9.8%
Futures contracts	9.7	0.05	2.6	0.01	269.8%	267.9%
Total contracts	946.0	5.00	850.7	4.52	11.2%	10.6%

Average transaction fee per contract

The average transaction fee per contract was $0.302 for the nine months ended September 30, 2011, an increase of 2.7% compared with $0.294 for the same period in 2010. Average transaction fee per contract represents transaction fees divided by total contracts.

There were a number of factors that contributed to the increase in our average transaction fee per contract for the nine months ended September 30, 2011 compared to the same period in 2010, including a shift in product mix to higher fee contracts partially offset by an increase in volume based incentives associated with higher trading volumes. For example, equity options, our lowest revenue per contract product, accounted for 43.3% of total options contracts in the current year period compared to 50.3% in the prior year period. Higher volume in futures, our highest margin product, also contributed to the increase in total average transaction fee per contract. With higher trading volume, the Company experienced an increase in transactions qualifying for various volume based incentive programs.

The following summarizes average transaction fee per contract by product for the nine months ended September 30, 2011 compared to the same period in 2010.

	2011	2010	Percent Change
Equities	$0.162	$0.175	(7.4)%
Indexes	0.611	0.591	3.4%
Exchange-traded funds	0.199	0.228	(12.7)%
Total options average transaction fee per contract	0.291	0.290	0.3%
Futures	1.441	1.753	(17.8)%
Total average transaction fee per contract	$0.302	$0.294	2.7%

Access Fees

Access fees for the nine months ended September 30, 2011 and 2010 were $51.6 million and $23.0 million, respectively, representing 13.3% and 7.2% of total operating revenues, respectively.

Subsequent to the restructuring transaction and initial public offering, a new access fee structure was implemented and access fees were assessed to Trading Permit Holders beginning on July 1, 2010. Prior to July 1, 2010, the Company charged access fees only to temporary members and participants in the interim trading permit program. Under the current program, the Company charges monthly access fees to all Trading Permit Holders.

Exchange Services and Other Fees

Exchange services and other fees for the nine months ended September 30, 2011 increased 5.5% to $13.5 million from $12.8 million for the same period in 2010. The increase was primarily due to an increase in rates for customers locating servers in close proximity to the Company's servers.

Market Data Fees

Market data fees decreased $1.4 million to $14.8 million for the nine months ended September 30, 2011 from $16.2 million for the same period in 2010. OPRA and Company market data services for the nine months ended September 30, 2011 and 2010, were $9.8 million and $5.1 million and $12.1 million and $4.1 million, respectively. OPRA income is allocated through OPRA based on each exchange’s share of total options transactions cleared. The Company’s share of OPRA income for the nine months ended September 30, 2011 decreased to 21.7% from 26.7% for the same period in 2010 as a result of the decline in the Company's share of total transactions cleared.

Regulatory Fees

Regulatory fees increased 31.6% for the nine months ended September 30, 2011 to $15.0 million from $11.4 million for the same period in 2010. The increase in regulatory fees was primarily due to higher volume and an increase in the rates charged for regulatory functions as compared to the same period in 2010.

Other Revenue

Other revenue was $7.0 million for the nine months ended September 30, 2011 compared with $5.9 million for the same period in 2010, representing an increase of $1.1 million, primarily due to increased licensing revenues for the VIX methodology and other miscellaneous revenue.

Operating Expenses

Total operating expenses decreased $5.2 million, or 2.5%, to $199.0 million for the nine months ended September 30, 2011 from $204.2 million for the same period in 2010. This decrease was primarily due to lower employee costs, outside services, trading volume incentives and travel and promotional expense, partially offset by higher depreciation and amortization and royalty fees. As a percentage of operating revenues for the nine months ended September 30, 2011 and 2010, operating expenses were 51.2% and 63.9%, respectively.

The following summarizes changes in operating expenses for the nine months ended September 30, 2011 compared to the same period in 2010.

	2011	2010	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$76.2	$80.4	$(4.2)	(5.2)%
Depreciation and amortization	26.6	21.7	4.9	22.6%
Data processing	13.7	14.6	(0.9)	(6.2)%
Outside services	20.6	24.5	(3.9)	(15.9)%
Royalty fees	35.5	31.6	3.9	12.3%
Trading volume incentives	11.8	15.6	(3.8)	(24.4)%
Travel and promotional expenses	6.5	7.9	(1.4)	(17.7)%
Facilities costs	4.0	4.1	(0.1)	(2.4)%
Other expenses	4.1	3.8	0.3	7.9%
Total operating expenses	$199.0	$204.2	$(5.2)	(2.5)%

Employee Costs

For the nine months ended September 30, 2011, employee costs were $76.2 million, or 19.6% of total operating revenues, compared with $80.4 million, or 25.2% of total operating revenues, for the same period in 2010. This represented a decrease of $4.2 million or 5.2%. The decrease was primarily attributed to lower stock-based compensation of $6.0 million, partially offset by by an increase in projected annual cash incentive awards of $2.8 million which is aligned with the Company's financial performance. The decrease in stock-based compensation expense was primarily due to the 2010 accelerated recognition for certain executives due to provisions contained in their employment agreements partially offset by the number of periods in which stock-based compensation expense was recorded. Due to the timing of the grant in 2010, stock-based compensation expense for the nine months ended September 30, 2010, represented three and a half months of expense as compared to nine months in the current year period.

Depreciation and Amortization

Depreciation and amortization increased by $4.9 million to $26.6 million for the nine months ended September 30, 2011 compared with $21.7 million for the same period in 2010, primarily reflecting additions to fixed assets and C2 initiating operations. Additions were primarily purchases of systems hardware and software to enhance system functionality and expand capacity and the reclassification of assets from construction in progress to property and equipment related to C2 operations. Depreciation and amortization charges represented 6.9% and 6.8% of total operating revenues for the nine months ended September 30, 2011 and 2010, respectively.

Data Processing

Data processing expenses decreased to $13.7 million for the nine months ended September 30, 2011 compared with $14.6 million in the prior-year period, representing 3.5% and 4.5% of total operating revenues for nine months ended September 30, 2011 and 2010, respectively. The decrease in data processing expenses was primarily due to upgrades in hardware technology, allowing for reduced maintenance costs, fewer subscriptions to external data resources due to migration from open outcry to electronic trading and growth in external extranet vendors/connectivity, which reduced managed network costs.

Outside Services

Expenses related to outside services decreased to $20.6 million for the nine months ended September 30, 2011 from $24.5 million in the prior-year period and represented 5.3% and 7.6% of total operating revenues for the nine months ended September 30, 2011 and 2010, respectively. The $3.9 million decrease primarily reflected lower legal expenses associated with litigation costs of $1.5 million and a decrease in consulting fees of $2.0 million. The $1.5 million decrease in legal fees was primarily attributed to the prior year recognition of fees totaling $1.7 million for reimbursements to S&P for legal costs incurred by S&P in defending its proprietary rights in the S&P 500 Index.

For the nine months ended September 30, 2010, the Company received an insurance reimbursement for legal fees of $0.9 million.

Royalty Fees

Royalty fees expense for the nine months ended September 30, 2011 was $35.5 million compared with $31.6 million for the same period in 2010, an increase of $3.9 million. This increase resulted from higher trading volume in CBOE’s licensed index options products for the nine months ended September 30, 2011 compared with the same period in 2010. Royalty fees represented 9.1% and 9.9% of total operating revenues for the nine months ended September 30, 2011 and 2010, respectively.

Trading Volume Incentives

Trading volume incentives decreased by $3.8 million to $11.8 million for the nine months ended September 30, 2011 compared to $15.6 million for the same period in 2010, representing 3.0% and 4.9% of total operating revenues for the nine months ended September 30, 2011 and 2010, respectively. The decrease was primarily due to a modification in the criteria for contracts qualifying for certain quantity-based fee waivers.

Travel and Promotional Expenses

Travel and promotional expenses for the nine months ended September 30, 2011 and 2010 were $6.5 million and $7.9 million, respectively. The decrease was primarily due to a decline in advertising.

Operating Income

As a result of the items above, operating income for the nine months ended September 30, 2011 was $188.9 million compared to $115.5 million for the same period in 2010, an increase of $73.4 million.

Other Income/(Expense)

Net Loss from Investment in Affiliates

Net loss from investment in affiliates was $0.7 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively. The loss of $0.7 million for the nine months ended September 30, 2011 reflects the impairment of the carrying value of our investment in NSX Holdings, Inc and our share of the operating losses of Signal Trading Systems, LLC. The loss of $0.5 million in 2010 reflects our share of the operating losses of OneChicago, LLC.

Other Borrowing Costs

The commitment fee and amortization of deferred financing costs associated with the credit facility totaled $0.7 million for the nine months ended September 30, 2011 and 2010. There have been no borrowings against the credit facility in 2011 or 2010.

Income before Income Taxes

As a result of the items above, income before income taxes for the nine months ended September 30, 2011 was $187.7 million compared to $114.7 million for the same period in 2010, an increase of $73.0 million.

Income Tax Provision

For the nine months ended September 30, 2011, the income tax provision was $80.1 million compared to $46.7 million for the same period in 2010. This increase resulted from the increase in income before income taxes and the effective tax rate. The effective tax rate was 42.7% and 40.7% for the nine months ended September 30, 2011 and 2010, respectively. The higher rate primarily reflects the impact of an increase in the Illinois tax rate effective January 1, 2011 and a charge taken of $4.2 million to reserve for potential additional tax liabilities as a result of an advisory opinion from New York State taxing authorities issued in the third quarter, which attempts to extend the state's taxing power over certain electronic transactions and other fees of out-of-state exchanges going back to 2007.

Net Income

As a result of the items above, net income allocated to common stockholders for the nine months ended September 30, 2011 was $105.3 million compared to $67.4 million for the same period in 2010, an increase of $37.9 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, total assets were $344.6 million, an increase of $90.5 million compared with $254.1 million at December 31, 2010. This increase was primarily due to positive cash flow generated from operations. The following highlights the key factors that contributed to the change in total assets:

•
Cash and cash equivalents increased by $93.4 million to $147.2 million at September 30, 2011 from $53.8 million at December 31, 2010, reflecting an increase in funds available due to positive cash generated from operations and the prepayment of liquidity provider transaction fees. Our cash and cash equivalents were primarily comprised of investments in institutional prime money market funds.

•
Accounts receivable increased by $8.3 million to $46.0 million at September 30, 2011 from $37.7 million at December 31, 2010, primarily due to increased trading volume in September 2011 compared to December 2010.

At September 30, 2011, total liabilities were $98.9 million, an increase of $20.7 million from the December 31, 2010 balance of $78.2 million. This increase was primarily due to increases in deferred revenue and other long-term liabilities of $11.0 million, current and long-term income taxes payable of $3.5 million and $5.4 million, respectively, and $2.7 million in accounts payable and accrued expenses.

Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures and includes actual and anticipated quarterly dividend payments and common stock repurchases under the announced program. We expect to use cash on hand at September 30, 2011 and funds generated from operations to continue to meet our cash requirements.

The Company secured a $150 million revolving credit facility in December 2008, which became available upon the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. As of September 30, 2011 and 2010, no borrowings were outstanding under the credit facility. The Company does not plan to extend or replace the credit facility when it expires on December 23, 2011.

Cash Flows

Operating Activities

Net cash provided by operating activities was $164.3 million and $84.8 million for the first nine months of 2011 and 2010, respectively. Net cash provided by operating activities was $56.7 million higher than net income for the nine months ended September 30, 2011. The net increase was mainly a result of an increase in deferred revenue of $10.8 million primarily due to the prepayment of transaction fees that are amortized over the year, $26.6 million in depreciation and amortization and the recognition of stock-based compensation totaling $9.6 million. These amounts were partially offset by a decrease in accounts payable and accrued expenses of $4.2 million and an increase in accounts receivable of $8.3 million.

Investing Activities

Net cash flows used in investing activities was $23.4 million and $23.0 million for the nine months ended September 30, 2011 and 2010, respectively. Expenditures for capital and other assets totaled $23.5 million and $15.0 million for the nine months ended September 30, 2011 and 2010, respectively, primarily representing purchases of systems hardware and software. In May 2010, the Company purchased an interest in Signal Trading Systems, LLC for $8.0 million.

Financing Activities

Net cash flows used in financing activities totaled $47.4 million and $122.6 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in net cash flows used in financing activities resulted primarily from the prior year payment of $300.0 million due to the completion of the restructuring transaction and the special dividend declared and paid to the holders of the Class A and Class B common stock totaling $113.4 million, partially offset by net proceeds received from the initial public offering of CBOE Holdings common stock of $301.2 million. For the period ended September 30, 2011, net cash flows used in financing activities consisted of $29.5 million for the payment of quarterly dividends, $14.9 million in unrestricted common stock purchases under the Company's share repurchase program and $3.1 million for other shares purchased, which consisted of unrestricted common stock surrendered in the second quarter of 2011 to satisfy employees' tax obligations upon the vesting of restricted stock.

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

On August 2, 2011, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per share. The dividend was paid on September 23, 2011, to stockholders of record at the close of business on September 2, 2011.

On November 2, 2011, the Company announced the Board of Directors declared a quarterly cash dividend of $0.12 per share. The dividend is payable December 23, 2011, to stockholders of record at the close of business on December 2, 2011.

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

Through the period ended September 30, 2011, the Company purchased 599,900 shares of unrestricted common stock at an average cost per share of $24.82 totaling $14.9 million in purchases under the program.

Credit Facility

The Company entered into a credit agreement dated as of December 23, 2008 with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The credit agreement provides for borrowings on a revolving basis of up to $150,000,000 and has a maturity date of December 23, 2011. The Company does not plan to extend or replace the credit facility when it expires.

Commercial Commitments and Contractual Obligations

The Company leases office space in downtown Chicago, Illinois for its Regulatory Services Division, in a suburb of Chicago for its disaster recovery center, in New York for certain marketing activities and in Secaucus, New Jersey for C2, with lease terms remaining from 10 months to 32 months as of September 30, 2011. In addition, we have contractual obligations related to certain advertising programs and licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements, which total $14.4 million for the next five years and $1.7 million for the five years thereafter. Total rent expense related to the lease obligations for the nine months ended September 30, 2011 and 2010 were $2.5 million and $2.4 million, respectively. Future minimum payments under these non-cancelable lease and advertising agreements were as follows at September 30, 2011 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years
Operating leases	$4,947	$2,718	$2,229	$—
Contractual obligations	1,777	1,777	—	—
Total	$6,724	$4,495	$2,229	$—

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including changes in interest rates and inflation. There have been no material changes in our market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

Disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice
President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the three months ended September 30, 2011. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended September 30, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material updates to the Legal Proceedings as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by subsequent filings by the Company with the SEC.

Item 1A. Risk Factors

There have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on March 16, 2011 and Part II, Item 1A of our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The table below shows the purchases of equity securities by the Company in the three months ended September 30, 2011, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 – July 31, 2011	—	$—	—	$100,000,000
August 1, 2011 – August 31, 2011	301,900	23.32	301,900	92,959,692
September 1, 2011 – September 30, 2011	298,000	26.33	298,000	85,113,352
Totals	599,900	$24.82	599,900

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ William J. Brodsky
William J. Brodsky
Chairman and Chief Executive Officer
Date:	November 8, 2011

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer
Date:	November 8, 2011

CBOE Holdings, Inc.
Form 10-Q

Exhibit Index

Exhibit No.	Description
10.1
Amendment No. 1, dated August 22, 2011, to the Amended and Restated License Agreement, dated September 29, 2006, by and between CME Group Index Services LLC (as successor-in-interest to Dow Jones & Company, Inc.) and the Chicago Board Options Exchange, Incorporated (Filed herewith).

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