Form 10-K
period 2011-12-31
CBOE Holdings, Inc.
filed 2012-02-28
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-34774
CBOE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5446972 (I.R.S. Employer Identification Number)
400 South LaSalle Street Chicago, Illinois (Address of principal executive offices)	60605 (Zip Code)
Registrant's telephone number, including area code
(312) 786-5600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Unrestricted Common Stock, par value $0.01 per share	NASDAQ Global Select Market
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2011, the aggregate market value of the Registrant's outstanding voting common equity held by non-affiliates was approximately $2.2 billion based on the closing price of $24.60 per share of unrestricted common stock.
The number of outstanding shares of the registrant's common stock as of December 31, 2011 was 88,768,885 shares of unrestricted common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Portions of the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III

CBOE HOLDINGS, INC.
2011 FORM 10-K

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

•	"C2" refers to C2 Options Exchange, Incorporated, which became a wholly-owned subsidiary of CBOE Holdings, Inc. on June 18, 2010.

•	"CFE" refers to CBOE Futures Exchange, LLC, which became a wholly-owned subsidiary of CBOE Holdings, Inc. on June 18, 2010.

•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.

•
"Delaware Action" refers to the lawsuit, which was entitled CME Group Inc. et al. v. Chicago Board Options Exchange, Incorporated et al. (Civil Action No. 2369-VCN) and filed in the Delaware Court on August 23, 2006, in which the CBOE and its directors were sued in the Delaware Court by the Board of Trade of the City of Chicago, Inc. ("CBOT"), CBOT Holdings, Inc. and two members of the CBOT who purported to represent the Exercise Member Claimants.

•	"Delaware Court" refers to the Court of Chancery of the State of Delaware.

•	"Exercise Member Claimants" refers to a purported class of individuals who claimed in the Delaware Action that they were, or had the right to become, members of the CBOE.

•	"Member" or "Members" refers to, prior to the completion of the restructuring transaction, any person or organization (or any designee of any organization) that held a membership in the CBOE.

•	"Our exchanges" refers to CBOE, C2 and CFE.

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

•
"We," "us," "our" or "the Company" refers to (1) prior to the completion of the restructuring transaction, CBOE, and, as the context may require, CBOE Holdings, and (2) after the completion of the restructuring transaction, CBOE Holdings and its wholly-owned subsidiaries.

•	"VIX" refers to the CBOE VIX methodology.
References to "options" or "options contracts" in the text of this document refer to exchange-traded options and references to "futures" refer to futures contracts or options on futures.

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
Some factors that could cause actual results to differ include:

•	the loss of our exclusive licenses to list certain index options;

•	decreases in the amount of trading volumes or a shift in the mix of products traded on our exchanges;

•	legislative or regulatory changes affecting the options markets;

•	increasing competition by foreign and domestic entities, including increased competition from new entrants into our markets and consolidation of existing entities;

•	increasing price competition;

•	our ability to maintain access fee revenues;

•	economic, political and market conditions;

•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;

•	our ability to accommodate increases in trading volume and order transaction traffic without failure or degradation of performance of our systems;

•	our ability to protect our systems and communication networks from security risks, including cyber attacks;

•	our ability to attract and retain skilled management and other personnel;

•	our ability to maintain our growth effectively;

•	our dependence on third party service providers; and

•	the ability of our compliance and risk management methods to effectively monitor and manage our risks.
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
The primary business of the Company is the operation of markets for the trading of listed options contracts on three broad product categories: 1) the stocks of individual corporations (equity options), 2) various market indexes (index options) and 3) other exchange-traded products such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options). We also offer futures and options on futures products through a futures market. The Company owns and operates three stand-alone exchanges, but reports the results of its operations in one reporting segment. CBOE is our primary market and offers trading for listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single market is known as our Hybrid trading model. C2, launched in October 2010, is our all-electronic exchange that also offers trading for listed options, but with a different market model and fee schedule than CBOE. Finally, CFE, our all-electronic futures exchange, offers futures and options on futures on the CBOE Volatility Index (the VIX Index), as well as on other products. All of our exchanges operate on our proprietary technology platform known as CBOEdirect.
The market for listed options has increased dramatically since their introduction by CBOE in 1973. In 1974, the first full year of trading, CBOE traded over 5.6 million contracts. In 1983, ten years after its inception, CBOE traded over 82 million contracts. By 1993, CBOE volume had grown to over 140 million contracts. In 2003, CBOE traded over 284 million contracts. In 2011, our most recent fiscal year, CBOE volume had grown to 1.2 billion contracts. In addition, the number of exchanges operating markets for the trading of exchange-traded options has expanded to nine options exchanges.
The following chart illustrates total options trading volume across the different categories of products traded at the Company for the periods indicated:

	Annual Options Contract Volume
	2011	2010	2009	2008	2007
Equities	516,136,937	572,688,137	634,710,477	604,024,956	500,964,713
Indexes	320,389,993	269,989,511	222,787,514	259,499,726	230,527,970
Exchange-traded funds	368,364,057	276,362,700	277,266,218	329,830,388	212,979,241
Total	1,204,890,987	1,119,040,348	1,134,764,209	1,193,355,070	944,471,924
Futures contracts traded at CFE have increased from 1.1 million in 2007 to 12.0 million in 2011.
Our operating revenues are primarily driven by transaction fee revenue with respect to the number of contracts traded on our exchanges. In order to increase the volume of contracts traded on our exchanges, we strive to develop and promote contracts designed to satisfy the trading, hedging and risk-management needs of our market participants. We also derive revenue from fees collected for access to our exchanges and from the sale of market data information.
Our principal executive offices are located at 400 South LaSalle Street, Chicago Illinois 60605, and our telephone number is (312) 786-5600.
Our web site is www.cboe.com. Information contained on or linked through our web site is not incorporated by reference into this Annual Report on Form 10-K.
History
CBOE was founded in 1973 as a non-stock corporation owned by its Members. CBOE was the first organized marketplace for the trading of standardized, listed options on equity securities. In 2004, CBOE began to operate a futures exchange, CFE. CBOE Holdings was incorporated in the State of Delaware on August 15, 2006. In June 2010, CBOE demutualized (see "Restructuring Transaction") and CBOE, C2 and CFE became wholly-owned subsidiaries of CBOE Holdings. CBOE Holdings completed its initial public offering of its unrestricted common stock in June 2010. On October 29, 2010, C2, the Company's all-electronic exchange, initiated operations.

Restructuring Transaction
On June 18, 2010, CBOE converted from a non-stock corporation owned by its Members into a stock corporation that is a wholly-owned subsidiary of CBOE Holdings. In the restructuring transaction, each CBOE regular membership (an "Exchange Seat") owned by a CBOE Member on June 18, 2010 converted into 80,000 shares of Class A common stock of CBOE Holdings. Seat owners received a total of 74,400,000 shares of Class A common stock of CBOE Holdings in the restructuring transaction. In addition, certain persons who satisfied the qualification requirements set forth in the Settlement Agreement in the Delaware Action received a total of 16,333,380 shares of Class B common stock of CBOE Holdings on June 18, 2010. Pursuant to the Settlement Agreement, qualifying members of the plaintiff class received a cash payment of $300.0 million.
Immediately following the issuance of the Class A and Class B common stock, the board of directors of CBOE Holdings declared and paid a special dividend of $1.25 per outstanding share of Class A and Class B common stock, or $113.4 million in the aggregate.
The initial public offering of 13,455,000 shares of unrestricted common stock, including 2,085,774 shares of unrestricted common stock sold by selling stockholders, for a price of $29.00 per share, was completed on June 18, 2010. Net proceeds to the Company after deducting underwriter's fees and commissions and other related expenses were $301.2 million. Costs directly associated with the Company's initial public offering were recorded as a reduction of the gross proceeds received in arriving at the amount recorded in additional paid-in capital.
Upon consummation of the initial public offering, the shares of Class A and Class B common stock not converted into unrestricted common stock and sold in the initial public offering automatically converted into 44,323,803 shares of Class A-1 common stock and 44,323,803 shares of Class A-2 common stock.
The restructuring transaction, completed on June 18, 2010, converted CBOE from a non-stock company with Members into a wholly-owned subsidiary of CBOE Holdings, a corporation with stockholders. Members that owned an Exchange Seat became stockholders of CBOE Holdings. Following the restructuring transaction, access to CBOE was made available through trading permits rather than through the ownership of memberships (see "Market Model-Trading Permit Holders").
Tender Offers
On November 24, 2010, the Company completed two concurrent tender offers for 5,983,713 shares of Class A-1 common stock and 5,983,713 shares of Class A-2 common stock at a purchase price of $25.00 per share. The purpose of the tender offers was to allow Class A-1 and Class A-2 stockholders to obtain liquidity for a certain portion of their shares. Subsequent to the closing of the tender offers and automatic conversion of Class A-1 common stock, an additional 31,723 shares of unrestricted common stock and 18,746 shares of Class A-2 common stock were purchased by the Company due to a clerical adjustment. The net proceeds received from our initial public offering were used to purchase the shares of Class A-1 and Class A-2 common stock in the tender offers.
Conversion of Class A-1 and Class A-2 Common Stock
On December 15, 2010 and June 13, 2011, respectively, each share of Class A-1 and Class A-2 common stock issued and outstanding, totaling 38,340,090 and 38,297,994, respectively, converted into one share of unrestricted common stock, totaling 76,638,084 shares. As a result, as of December 31, 2011, no shares of Class A-1 or Class A-2 common stock were outstanding.
Industry
Our primary business of offering exchange-traded options and futures is part of the large and growing global derivatives industry. Derivatives are financial contracts whose value is derived from some other underlying asset or reference value. These underlying assets and reference values include individual stocks, stock indexes, debt instruments, interest rates, currencies, commodities and various benchmarks related to trading and investment strategies. In recent years, derivatives have also been developed on economic indicators and "artificial" assets such as pollution rights. The global derivatives industry includes both exchanges and a large over-the-counter market. The most common types of derivatives are options, futures and swap contracts. These products allow for various types of risk to be isolated and transferred.
Exchange-Traded Options and Futures
Options represent a contract giving the buyer the right, but not the obligation, to buy or sell a specified quantity of an underlying security or index at a specific price for a specific period of time. Options provide investors a means for hedging, speculation and income generation, while at the same time providing leverage with respect to the underlying asset. Options on U.S. securities are traded privately between two parties (known as "over-the-counter" or "OTC" options), as well as traded on U.S. securities exchanges. The vast majority of derivatives traded on U.S. securities exchanges are options on individual equities, market indexes and ETFs. Over-the-counter options that are traded also include options on individual equities, ETFs and indexes, including options on the S&P 500 Index.
Futures represent a contract in which the buyer and seller agree on a price today for a product to be delivered and paid for in the future. Each contract specifies the quantity of the item and the time of delivery or payment. An option on a futures contract is a right, but not an obligation, to buy or sell a futures contract at a specified price on or before a certain expiration date.
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
Trends
Consolidation
Perceived economies of scale have driven a wave of consolidation among exchange holding companies over the last several years. For example, NYSE Euronext now owns both NYSE Arca and NYSE Amex. Deutsche Borse has acquired the International Securities Exchange, and NASDAQ OMX owns both the Philadelphia Stock Exchange ("PHLX") and NASDAQ Options Market ("NOM"). While some recent transactions have failed to gain approval from foreign regulators, we believe competitive pressures and the scalability of trading platforms continue to provide a compelling rationale for further consolidation.
Maker-Taker Pricing Structure
Several options exchanges, including C2 for multiply-listed classes, utilize a different pricing model than CBOE, in which orders that take liquidity from the marketplace are charged a transaction fee, and orders that provide liquidity to the marketplace may receive a rebate for doing so, both dependent on origin type. This kind of fee schedule, known as "maker-taker," is attractive to participants who regularly provide liquidity but not necessarily to firms representing customer orders, as those orders are generally takers of liquidity.
High Frequency Trading
High frequency trading refers to the practice of entering buy and sell orders in rapid succession, often as many as thousands of orders per second. The strategies pursued by high frequency traders depend on sophisticated algorithms to spot trends before others can react to them and to exploit minor fluctuations in securities prices. Its practitioners are professional traders who typically use high-speed computers co-located at exchanges with direct connections to exchange order routing systems to reduce latency. High frequency trading has driven up trading volume on equity exchanges and is estimated to account for from 50% to 70% of stock trading. It currently plays a small but growing role in options markets and has led many exchanges to create a new category of market participant known as professional customer, which enables those exchanges to charge different fees than on other customer orders.
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

•
Innovation—We work closely and collaboratively with market participants to introduce new products and services to meet the evolving needs of the derivatives industry. We have introduced innovative products such as index options, options and futures on the VIX Index and other volatility indexes, Long-Term Equity Anticipation Securities ("LEAPS") and FLEX options. Our option strategy benchmark indexes, such as the CBOE S&P 500 BuyWrite Index, the CBOE S&P 500 PutWrite Index, and the CBOE S&P 500 Implied Correlation Index, have received industry awards for innovation.

•
Exclusive Products —We have the exclusive right to list securities options based on the S&P 500, the S&P 100 and the DJIA indexes and have created our own proprietary indexes and index methodologies, including the VIX Index. Some of our exclusive products are among the most actively traded products on CBOE and in the industry. Our proprietary indexes and index methodologies provide benchmarks for options users and investment product issuers, serve as the basis for our exclusive products and provide us with licensing revenue.

•
Hybrid Trading Model.  Our Hybrid trading model on CBOE integrates open outcry and electronic trading into a single market. We believe that this innovative approach offers our users more choices, a diverse pool of liquidity and the ability to execute complex strategies that may not be available on purely screen-based trading systems.

•
Leading Proprietary Technology Platform.  We own, operate and maintain our core trading and information technology and systems, and we continue to commit substantial resources towards ongoing development and implementation of these capabilities. Market participants rely on our technology and infrastructure, which provides a high level of availability and reliability. We believe the CBOEdirect trading platform is among the most advanced trading platforms in the world. It can simultaneously support both screen and floor-based trading for multiple trading models, products and matching algorithms. The technology underlying CBOEdirect is designed for extremely high performance, capable of handling over a million transactions a second with micro-second response time. It is built on open standards providing platform independence and is designed to be scalable for both capacity and throughput.

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

•
Experienced Management Team.  Our management team has extensive experience in the options industry. William J. Brodsky, our Chairman and Chief Executive Officer, has over 35 years of experience with exchange management and derivative products. The remaining seven members of the senior management team have an average of over 25 years of experience in the options industry. Our management team has demonstrated an ability to grow our business through continued product and technological innovations and to respond to changing industry dynamics through ongoing adaptation of our market model.

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
We intend to further expand our business and increase our revenues and profitability by pursuing the following growth strategies:

•
Continue to Enhance Our Market Model and Trading Platform.  We recognize that the opportunity to participate in the growth of the derivative markets will be driven in great part by the trading functionality and systems capabilities that an exchange offers to market participants. We believe our Hybrid trading model offers flexibility to market participants, while the CBOEdirect trading platform offers state-of-the-art functionality, speed, performance, capacity and reliability. We intend to use our strong in-house development capabilities and continued investment to further augment the functionality and capacity of our trading systems. We launched C2, a second, all-electronic options market that currently trades substantially all of the industry's leading multiply-listed products. C2, which also uses the CBOEdirect trading platform, operates under a separate exchange license with its own board of directors, rules, connectivity, systems architecture and access structure.

•
Develop Innovative Products.  We intend to continue to build on our reputation as an industry innovator through the development of new and innovative products. We intend to use licensed products and proprietary intellectual property to create exclusive products that meet the needs of the derivatives industry and enhance our brand. We anticipate that our new and innovative products will help drive trading volumes by attracting new customers to our exchanges and expanding the array of products available to existing customers. In addition, we believe our continuing product innovations will generate increased use of our other products, in the same way that VIX products and the CBOE S&P 500 BuyWrite Index have generated additional trading activity in SPX.

•
Offer Compelling Economic Model. Our fee schedule provides benefits to market participants who concentrate their overall trading activity, whether market-maker, agency or firm proprietary, on CBOE. We believe that our fee structure encourages market participants to increase their business at CBOE by reducing the per contract fee or increasing per contract incentives based on the attainment of certain monthly volume thresholds. We regularly review and update our fee schedule to provide an industry-leading economic offering.

•
Over-the-Counter Market Participants.  We seek to attract participants from the over-the-counter market, who have been under pressure to move trading to a centrally cleared and centrally traded environment. CFLEX, our electronic system for trading FLEX options, allows participants to customize key contract terms including strike price, exercise style and expiration dates of up to fifteen years with the administrative ease and clearing guarantees of standardized listed options. We expect to launch a new version of CFLEX in 2012 that will enable users to conveniently access FLEX options, which is of particular appeal to dealers who are active in OTC equity options.

•
Expand Service Offerings.  We believe there are significant opportunities to derive revenue from new and expanded service offerings. For example, our subsidiary, Market Data Express, LLC ("MDX") sells historical options data, value-added proprietary information and a real-time data-feed of certain S&P and CBOE index values to market data users. In 2011, MDX increased its service offerings with CBOE Streaming Markets("CSM"). CSM is a high-availability, low latency streaming data feed, with data similar to market data from the Options Price Reporting Authority ("OPRA") but also includes complex quotes and trades, breakdown of customer versus non-customer contracts at the best displayed bids and offers ("BBOs") and contingent order information. In addition, through a set of arrangements with S&P, we permit S&P to license the Company's proprietary indexes and index methodologies for certain purposes to securities firms and other exchanges. The Company and S&P have agreed that S&P may license one or more clearing agencies to clear OTC options based on the S&P 500 index that meet certain criteria, and that S&P will compensate us for any transaction cleared under such a license based on the notional value of the transaction.

•
Pursue Select Strategic Opportunities.  We evaluate strategic opportunities that we believe will enhance stockholder value. We specifically look for strategic opportunities beyond our current businesses that will capitalize on our core competencies and diversify our sources of revenue.

Products
Our options exchanges provide a marketplace for the trading of options contracts that meet criteria established in rules of the respective exchange. The options contracts listed for trading include options on individual equities, options on various market indexes as well as options on ETFs and ETNs. In addition, we provide marketplaces for trading futures contracts and cash equities through CFE and CBOE Stock Exchange, LLC ("CBSX"), respectively. CBSX is not a consolidated subsidiary of the Company.

•
Equity Options.  We offer trading in options with terms of up to nine months on the stocks of over 2,600 corporations. The stocks underlying our individual equity options are listed on equity exchanges. In addition, we also offer trading in LEAPS on approximately 800 stocks with terms of up to thirty-nine months.

•
Index Options.  We offer trading in options on six different broad-based market indexes, including the VIX Index, a proprietary index that we have developed, which has become a widely recognized measure of equity market volatility. The index options we list include some of the most widely recognized measures of the U.S. equity markets, such as the S&P 500, the DJIA, the NASDAQ 100 and the Russell 2000. Options based on indexes are among our most actively traded products, with several options listed exclusively with us (for example, options on the S&P 500, S&P 100, DJIA and the VIX Index). We also trade LEAPS on several of our index products.

•
Options on ETFs and ETNs.  We offer trading in options on over 260 ETFs and ETNs based on various domestic and foreign market indexes, as well as on commodities, currencies and fixed income instruments. We also offer trading in LEAPS on 84 ETFs and ETNs.

•
Futures.  We provide a marketplace for trading futures through our wholly-owned subsidiary, CFE. To date, CFE has focused on the trading of futures and options on futures related to CBOE-created volatility indexes.

•
Equities.  In early 2007, the Company invested, along with several broker dealers, in a new exchange that provides a marketplace for individual equity securities. This trading facility, known as CBSX, provides a marketplace for trading stocks listed on equity exchanges. As stated above, CBSX is not a consolidated subsidiary of the Company.

Proprietary Products
The Company has developed several of its own proprietary indexes and index methodologies. These include volatility based on various broad-based market indexes (such as the S&P 500, the DJIA, the NASDAQ 100 and the Russell 2000), volatility indexes based on ETFs and individual stocks, the CBOE S&P 500 Implied Correlation Index and a series of option strategy benchmarks, including BuyWrite, PutWrite and Collar indexes based on the S&P 500 and BuyWrite indexes based on other broad-based market indexes. We also have licensed others to use some of these indexes to create products and have entered into agreements whereby we have granted to others the rights to sub-license some of these indexes. The Company generates revenue from the calculation and dissemination of over thirty real-time index values for third party licensors and from the licensing of our proprietary indexes.
Strategic Relationships
The Company also has long-term business relationships with several providers of market indexes. We license their indexes as the basis for index options. In some instances, these licenses provide us with the exclusive right to list options contracts based on these indexes. Of particular note are the following:

•
S&P 500 and S&P 100 Indexes.  We are able to offer options contracts on the S&P 500 Index and the S&P 100 Index as a result of a licensing arrangement with Standard & Poor's Financial Services LLC. Under our license with Standard & Poor's, CBOE and C2 have the exclusive right to list options on these indexes until 2018 and the right to use these and several other indexes published by Standard & Poor's as the basis for standardized, exchange-traded options contracts until 2022.

•
DJIA.  We are able to offer contracts on the Dow Jones Industrial Average (DJIA) as a result of a licensing arrangement with CME Group Index Services LLC ("Index Services"). This license provides us the right to use the DJIA and several other indexes published by Index Services as the basis for standardized, exchange-traded options contracts. Under the license, the Company has the exclusive right to list securities options on the DJIA during standard U.S. trading hours until December 31, 2012. Each party has the right to extend the exclusive license on the DJIA until 2017 and the Company expects the agreement to be extended.

•
NASDAQ 100.  We are able to offer contracts on the NASDAQ 100 Index as a result of a licensing arrangement with NASDAQ. This license provides CBOE the right to use the NASDAQ 100 as the basis for standardized, exchange-traded options contracts. The license with NASDAQ is non-exclusive and is effective until the end of 2015.

•
Russell Indexes.  We are able to offer contracts on the Russell 2000 and other indexes in the Russell index family as a result of a licensing arrangement with Frank Russell Co. This license provides CBOE the right to use the Russell indexes as the basis for standardized, exchange-traded options contracts. This license is non-exclusive and is effective through the end of 2012.

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

•
CBOE operates a Hybrid trading platform that combines an electronic trading system, supported by CBOEdirect, together with a traditional open-outcry trading floor. The matching algorithm is modified pro-rata, with customer priority. CBOE's modified pro-rata algorithms grant liquidity providers, who meet certain criteria, additional participation rights, based on a variety of factors. CBOE utilizes a pricing model in which transaction fees are charged to most professionals, including market-makers, but are not charged for most retail customer orders.

•
C2 operates on CBOEdirect, a fully electronic platform. The matching algorithm from inception until November 2011 was a modified price-time algorithm for multiply-listed options classes. The matching algorithm was changed in November 2011 to pro-rata for multiply-listed options classes. C2 uses a maker-taker pricing model for multiply-listed options products in which orders that take liquidity from the marketplace are charged a transaction fee and orders that provide liquidity to the marketplace receive a rebate.

Market Participants
Direct access to the CBOE marketplace is granted to individuals and firms through trading permits. A trading permit entitles the holder to conduct business on the exchange in one of the participant roles described below. On C2, only firms can obtain trading permits.

•
Market-Maker.  A market-maker is an individual or firm that engages in trading our products either for its own account or for the account of its firm. A market-maker may operate on the trading floor or remotely. Market-makers do not act as an agent representing customer orders. Market-makers have certain quoting obligations in their appointed product classes. Like stock specialists, they are granted margin relief to ensure they can conduct business without requiring excessive amounts of capital. Market-makers must have a relationship with a clearing firm that will hold and guarantee their positions. When a person is referred to as a "trader," it typically implies that the individual acts as a market-maker. The majority of trading permits in use on CBOE are used for market making.

•
Lead Market-Maker, or LMM.  An LMM is a market-maker that assumes special obligations with respect to providing electronic and/or open outcry quotes for specific options classes at CBOE. Currently, LMMs are utilized in three roles: a) as electronic and open outcry quote providers in S&P 500 Index ("SPX") options, b) as electronic and open outcry quote providers in S&P 100 Index ("OEX" and "XEO") options, and c) in certain classes where an off-floor DPM is in operation and providing electronic markets only, to ensure that trading floor personnel can always obtain verbal markets. In the latter two, the LMMs receive participation rights, both electronic and in open outcry for (b) and in open outcry only for (c). In SPX, LMMs do not receive participation rights, and multiple LMMs are appointed who rotate each expiration cycle, with at least two quoting at any given time. All LMMs are required to maintain a physical presence in the trading crowd of their appointed classes.

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

•
Designated Primary Market-Maker, or DPM.  A DPM is a market-maker firm that has been assigned specialist responsibilities in certain options classes at CBOE. As such, the term "DPM" and "specialist" are used interchangeably in this document. Although they may be affiliated with a firm that conducts an agency business, DPMs trade for their own account and are not permitted to act as agent on behalf of customers. DPMs are obligated to provide continuous quotes in their appointed classes but at a higher standard than that of regular market-makers. DPMs are also expected to participate in business development efforts to attract business to CBOE for their appointed classes. Like market-makers, they receive margin relief. DPMs also are granted "participation rights" in their appointed classes. Participation rights guarantee DPMs a minimum share of each trade for which they are on the best market. As of December 31, 2011, there were eight on-floor DPM firms covering approximately 1,602 classes across eighteen different trading crowds and eight off-floor DPMs covering approximately 1,485 classes across eight trading posts.

•
Electronic Designated Primary Market-Maker, or eDPM.  An eDPM is a market-maker that has been assigned specialist responsibilities similar to a DPM but only operates remotely, not on the trading floor. They also are granted participation rights in their appointed classes but at a lower level than that of DPMs, reflecting their slightly lesser obligations. eDPMs serve to supplement the role of the DPM and are also motivated to engage in business development efforts in their appointed classes. The appointments and class allocations granted to DPMs and eDPMs are not permanent and may be revoked or reassigned for cause. As of December 31, 2011, there are five eDPM firms at CBOE, covering 469 classes.

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

Several of the functions described above, namely, market-maker, DPM, eDPM and LMM, are often grouped together as "liquidity providers." This name refers to the fact that they all provide liquidity to the options market through their various obligations to provide to the marketplace two-sided quotes at which they are obligated to trade. Any of these liquidity providers may be designated as a preferred market-maker by a member firm routing an order to CBOE. The preferred market-maker is afforded a participation right on specific orders provided that he or she meets certain other requirements with respect to the relevant option class and quoting obligations.
Trading Permit Holders
Purchasing a monthly Market-Maker Trading Permit (CBOE, C2), Electronic Access Permit (CBOE, C2) or Floor Broker Trading Permit (CBOE) for the respective exchange conveys "Trading Permit Holder" status on the respective exchange to the permit holder. For CBOE, additional tier appointments are required to act as a market-maker in SPX options or as a market-maker or floor broker in VIX options. For C2, an additional tier appointment is required to act as a market-maker in SPXpm, an electronic version of our S&P 500 option product with p.m. settlement.
Trading Permit Holders are broker-dealers and may include large banks, proprietary trading firms, brokerages and investment houses and clearing firms. Trading on our open outcry trading floor is conducted exclusively by Trading Permit Holders in Chicago. Trading Permit Holders can execute trades for their own accounts, for clearing firm accounts, for the accounts of other permit holders or for the accounts of customers of clearing firms.
Trading Permit Holder status enables a market-maker to submit electronic quotes into the trading system on CBOE or C2 or make markets in open outcry on CBOE. Trading Permit Holder status allows Floor Brokers on CBOE to conduct business on the Exchange Floor or enter orders into the trading system. Trading Permit Holder status for Electronic Access Permits allows the holder to enter electronic orders into the trading system. A broker/dealer can apply for and hold a trading permit at CBOE, C2 or both—depending on the products intended to be traded. Rights and privileges of trading permits are exchange-specific.
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

The quoting bandwidth allowance for a Market-Maker Trading Permit is equivalent to a maximum of 31.2 million quotes over the course of a trading day. To the extent a market-maker is able to submit electronic quotes in a Hybrid 3.0 class (such as an LMM that streams quotes in the class or a market-maker or LMM that streams quotes in a series of a Hybrid 3.0 class that trades on the Hybrid Trading System), the market-maker receives the quoting bandwidth allowance to quote in, and only in, that class.

•
Electronic Access Permit ("EAP") (CBOE, C2)—The EAP entitles the holder to electronic access to the exchange. Holders must be broker-dealers registered with the exchange in one or more of the following capacities: (a) Clearing Trading Permit Holder; (b) Trading Permit Holder organization approved to transact business with the public; (c) Proprietary Trading Permit Holder; and (d) order service firm. The CBOE EAP permit does not provide access to the trading floor. A Proprietary Trading Permit Holder is a Trading Permit Holder with electronic access to the exchanges to submit proprietary orders that are not market-maker orders (i.e. that are not market-maker orders for the Proprietary Trading Permit Holder's own account or an affiliated market-maker account). The EAP provides an order entry bandwidth allowance, up to three logins and Trading Permit Holder Status.

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

Tier Appointments
In order for a Market-Maker Trading Permit to be used to act as a market-maker in either SPX, VIX or SPXpm, the Trading Permit Holder must obtain a "Tier Appointment" for the respective option class. Each Tier Appointment is class-specific. Tier Appointments are exchange-specific.
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
CFE
Parties are required to have CFE Trading Privilege Holder status in order to have trading privileges on CFE. CFE has the flexibility to establish different trade allocation methods in its products. For example, the trade allocation method for VIX futures is price-time priority. CFE also has the flexibility to appoint designated primary market markers (DPMs) and to establish market maker programs in its products. In light of the level of liquidity in VIX futures, CFE no longer has a DPM in VIX futures and does not currently have a market maker program in that product.
Trading Privilege Holders are required to pay a monthly access fee in addition to transaction fees for transactions on the exchange. CFE Trading Privilege Holders who are also CBOE Trading Permit Holders are eligible for certain lower transaction fees.
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
Our Hybrid trading system calculates the National Best Bid and Offer ("NBBO"), and orders are not executed at a price inferior to the displayed NBBO except pursuant to limited exceptions provided in CBOE's rules. The system monitors all other option marketplaces, and it has the capability to route orders to other marketplaces for execution if a better price exists elsewhere. This linkage model is based on the Regulation NMS (National Market System) inter-market linkage structure that exists for U.S. equity trading. The structure requires price protection of the exchanges' BBO when they are at the NBBO and utilizes Intermarket Sweep Orders ("ISOs") to trade multiple prices at multiple exchanges nearly simultaneously. Undisplayed bids and offers and bids and offers at prices that are inferior to an exchange's BBO do not receive protection under this plan.
The Hybrid trading system also supports off-floor participants, including remote market making, off-floor DPMs and eDPMs. Currently, eDPMs make markets in approximately 450 classes.
Our market model continues to evolve and expand as we innovate and adapt to changes in the marketplace. Details on our technological capabilities, as well as key systems offerings available to customers, are described in "Technology."
Competition
CBOE is the largest options exchange in the U.S. based on both total contract volume and notional value of contracts traded. The market share for all options traded on U.S. exchanges over the past five years for CBOE and C2, combined, has ranged from 26.4% to 33.3% annually. For 2011, our market share was 26.4%.
The U.S. options industry is extremely competitive. We compete with a number of registered national securities exchanges and may compete with other exchanges or other trading venues in the future. The seven other U.S. options exchanges that are our primary direct competitors are BATS Options, BOX, ISE, NYSE Arca, NYSE Amex, NASDAQ OMX PHLX and NOM.
Competition among options exchanges has intensified since CBOE was created in 1973, and we expect this trend to continue. We compete with a number of entities on several different fronts, including the cost, quality and speed of our trade execution, the functionality and ease of use of our trading platform, the range of our products and services, our technological innovation and adaptation and our reputation. Our principal competitors are the seven other U.S. options exchanges. We also compete against futures exchanges trading similar products and other financial institutions that write over-the-counter derivatives. There are three futures exchanges that offer competing products. The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") legislation creates a category of marketplaces called a Swap Execution Facility ("SEF"). SEFs will serve as a market places for the matching of swap transactions. We expect to compete against SEFs to attract OTC participants.
Most equity options and options on ETFs listed and traded on CBOE and C2 are also listed and traded on other U.S. options exchanges. Some order-providing firms on our exchanges have taken ownership positions in other options exchanges that compete with us, which may give those firms an added incentive to direct orders to the exchanges in which they have ownership. In addition, several options exchanges utilize a pricing model in which orders that take liquidity from the marketplace are charged a transaction fee, and orders that provide liquidity to the marketplace may receive a rebate for doing so, both dependent on origin type. This type of fee schedule, known as "maker-taker," is attractive to participants who regularly provide liquidity but not necessarily to firms representing customer orders, as those orders are disproportionately takers of liquidity.
Our competitive challenge is to convince broker-dealers to route options orders to CBOE or C2 rather than to our competitors and to convince liquidity providers to concentrate their market making activity on our exchanges. This is particularly true with respect to options on individual equity securities and ETFs, which tend to be traded on multiple exchanges. We compete through a variety of methods, including:

•	Offering market participants an efficient, transparent and liquid marketplace for trading options both through traditional open outcry methods and through our electronic platform, CBOEdirect;

•	Providing advanced technology that offers broad functionality, significant bandwidth, fast execution, ease of use, scalability, reliability and security;

•	Offering participants access to a broad array of products and services, including proprietary products;

•	Offering customers a deep, liquid market with trading mechanisms to enable potential price improvement;

•	Offering liquidity providers and order flow providers a compelling economic model;

•	Facilitating payment for order flow through the administration of marketing fees;

•	Offering market participants potential participation rights for order flow that they direct or cause to be directed to our exchanges; and

•	Providing brokers and their customers with a complete source of information on options as well as extensive options education.
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
CBOE uses a quote-driven market model where liquidity providers have quoting obligations. The CBOEdirect trade engine includes the match engine, order book and quote processor. CBOEdirect accepts orders on behalf of all market participants and streaming quotes from market-makers, DPMs, eDPMs and LMMs.
CBOEdirect functionality includes: multiple allocation algorithms, a complex order book, preferenced orders, several auction mechanisms, Quote Lock, Quote Risk Monitor and User Input Monitor. The various allocation algorithms are configurable by product.
CBOEdirect's underlying technology is a Java application with an infrastructure designed for high performance and is designed to be scalable for capacity and throughput. CBOEdirect is capable of accommodating significantly more than the over 3,000 options classes and over 300,000 options series currently trading on it. In addition to simple orders, our systems support trading spreads and other complex orders, as well as options that expire weekly. In 2011, the Company transmitted to OPRA peaks of over 990,000 quotes per second.
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
In 2012, CBOE plans to launch CFLEX 2.0, built on the CBOEdirect trade engine. It will be the first trading system for FLEX options that is fully integrated with standard option trading capability.
Order Routing, Trade Match, Ticker Plant and Market Data
The order routing system allows Trading Permit Holders to use FIX or CMi.
The Trade Match system uses CBOEdirect technology. It sends matched trades to the OCC, which settles and clears the trades. The Trade Match system provides matched trade information to clearing firms via CBOEdirect technology. Brokers have access to their trades and related account information via a web-based interface or through an API.
The ticker plant, XTP, takes in market data feeds from CTS/CQS, OPRA, NASDAQ, the CME Group, Inc. and other sources and disseminates the data internally to other systems on a publish/subscribe basis. XTP's most recent processing peak was 3.8 million messages per second, or MPS, inbound from the OPRA, with over 14.6 billion messages per day.
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

Clearing System
The OCC acts as the issuer, counterparty and guarantor for all options contracts traded on our options exchanges and other U.S. options exchanges. Upon execution of an option trade, we transmit to the OCC a record of all trading activity for clearing and settlement purposes. The OCC fulfills these same functions for futures products traded on the CFE.
Market Data
Our markets generate valuable information regarding the prices of our products and the trading activity in those markets. Market data relating to price and size of market quotations and the price and size of trades is collected and consolidated by OPRA. OPRA disseminates the information to vendors who redistribute the data to brokers, investors and other persons or entities that use our markets or that monitor general economic conditions, such as financial information providers, broker-dealers, banks, futures commission merchants, public and private pension funds, investment companies, mutual funds, insurance companies, hedge funds, commodity pools, individual investors and other financial services organizations. After costs are deducted, the fees collected are distributed among exchange participants based on their cleared transactions pursuant to the OPRA Plan. As of December 2011, our market data was displayed on approximately 170,000 terminals worldwide. See "Regulatory Environment and Compliance" for further information on OPRA.
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
Regulatory Environment and Compliance
The following discussion cover the more significant areas of regulation of us by the SEC and the Commodity Futures Trading Commission ("CFTC").
Recent Developments
Laws and regulations regarding our business are frequently modified or changed, including in response to adverse financial conditions, new products, competition or at the request of market participants. The following is a summary of recent regulatory developments that may impact our business.
Market Access
On November 3, 2010, the SEC adopted a new rule that would require brokers or dealers with access to trading directly on an exchange or automated trading system ("ATS"), including those providing sponsored or direct market access to customers or other persons, to implement risk management controls and supervisory procedures reasonably designed to manage the financial, regulatory and other risks of this business activity. The new rule encompasses trading in all securities on an exchange or ATS, including equities, options, exchange-traded funds and debt securities. The new rule also applies broadly to all access to trading on an exchange or ATS provided by a broker-dealer, but does not apply to non-broker-dealers, including non-brokers that are subscribers to an ATS. Market participants were required to be in compliance with certain requirements by July 14, 2011 and in full compliance by November 30, 2011.
May 6, 2010-Related Proposals
On May 6, 2010, markets dropped significantly and approximately 30 S&P 500 Index stocks fell at least 10 percent in a five-minute period. In response, on June 10, 2010, the SEC approved rule changes submitted by the national securities exchanges and Financial Industry Regulatory Authority, Inc. ("FINRA") under which the exchanges would pause trading in certain individual stocks and overlying options if the price in the stock moved by a specified percentage in a five-minute period. The markets proposed these rules in consultation with FINRA and staff of the SEC to provide for uniform market-wide standards for individual securities in the S&P 500 Index that experience a rapid price movement. The program has since been expanded to also cover all NMS stocks, other than rights and warrants, and overlying options. The pause is intended to give the markets the opportunity to attract new trading interest, establish a reasonable market price and resume trading in a fair and orderly fashion. These rules are in effect on a pilot basis through July 31, 2012. During the pilot period, the SEC staff is studying the impact of the pilot and continuing to evaluate further initiatives to address market structure issues revealed by the events of May 6, 2010, such as a proposed national market system plan submitted by the stock markets and FINRA that would refine the single stock circuit breakers by incorporating a limit-up/limit-down type mechanism and proposed rule changes submitted by the national securities exchanges and FINRA that would refine the existing market-wide circuit breaker methodology for determining when to halt trading in all securities. We cannot predict what future actions the SEC might take with respect to the unusual market events of May 6 or the impact that any such actions may have on our business.
Agency Rulemaking Areas
In addition to the above identified areas, the SEC has been directed under Dodd-Frank to implement many new rules, both alone and in conjunction with the CFTC. These areas include portfolio margining and swap clearing and execution.
In 2010, the SEC and CFTC formed a joint Advisory Committee charged with developing recommendations on emerging and ongoing issues relating to both agencies. The Advisory Committee made certain recommendations in February 2011 relating to the events of May 6, 2010 regarding market structure issues that may have contributed to the volatility, as well as disparate trading conventions and rules across various markets. Both the SEC and CFTC are considering rules for implementing these recommendations.
Finally, the SEC has proposed rules, including a consolidated audit trail, option fee caps and banning flash orders, that it has not acted upon. We expect that the SEC will approve rules relating to the consolidated audit trail, but do not know when such rules will be implemented. The exchanges and their participants are likely to incur significant costs related to the implementation of the consolidated audit trail requirements, once formulated. While we do not expect the SEC to take action with respect to option fee caps or banning flash orders, as these proposals are dated, if one or both of the proposals were adopted, they could cause significant changes to our market that may reduce our revenue per contract or reduce the volume of trading on our exchange.
Compliance
Options Industry-CBOE and C2
Federal securities laws have established a two-tiered system for the regulation of securities markets and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws. The second tier consists of Self-Regulatory Organization ("SROs"), which are non-governmental entities that must register with and are regulated by the SEC. CBOE and C2 are SROs, each registered under Section 6 of the Exchange Act as a "national securities exchange" and are subject to oversight by the SEC. CBSX is a stock trading facility of CBOE.
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
As part of its regulatory oversight, the SEC conducts periodic reviews and inspections of exchanges, and CBOE and C2 have been subject to such routine reviews and inspections. To the extent such reviews and inspections result in regulatory or other changes, we may be required to modify the manner in which we conduct our business, which may adversely affect our business.
CBOE and C2 are also subject to the record keeping requirements of Section 17 of the Exchange Act, including the requirement pursuant to Section 17(b) of the Exchange Act to make certain records available to the SEC for examination.

Section 19 of the Exchange Act also provides that we must submit to the SEC proposed changes to any of our option exchanges' rules, including revisions of their certificates of incorporation and bylaws. The SEC will typically publish the proposal for public comment, following which the SEC may approve, disapprove or abrogate the proposal, as it deems appropriate. The SEC's action is designed to ensure that the CBOE's and C2's Rules and procedures are consistent with the Exchange Act and the rules and regulations under the Exchange Act.
CBOE Holdings
Certain aspects of CBOE Holdings are subject to SEC oversight, including certain ownership and voting restrictions on its stockholders. The focus of the SEC's regulation of CBOE Holdings is to assure fair representation of Trading Permit Holders in the selection of CBOE and C2 directors, public participation in the governance of CBOE and C2 and that CBOE and C2 can satisfy their regulatory responsibilities under the Exchange Act. Furthermore, the SEC requires that CBOE Holdings give due regard to the preservation of the independence of the self-regulatory function of CBOE and C2 and to CBOE Holdings' obligations to investors and the general public. The SEC also requires that CBOE Holdings not take any actions that would interfere with the effectuation of any decisions by the board of directors of either CBOE or C2 relating to their regulatory functions or the structure of the market that it regulates or that would interfere with the ability of the exchanges to carry out their responsibilities under the Exchange Act. To the extent that CBOE Holdings' business activities involve or relate to the exchanges, the officers and directors of CBOE Holdings may be deemed to be officers and directors of the exchanges for purposes of and subject to oversight under the federal securities laws. Accordingly, the SEC may exercise direct supervision and disciplinary authority over certain CBOE Holdings' activities and those activities may be subject to SEC approval and, in some cases, public notice and comment.
Futures Industry-CFE
The operations of CFE are subject to regulation by the CFTC under the Commodity Exchange Act. The Commodity Exchange Act generally requires that futures trading in the United States be conducted on a commodity exchange designated as a contract market by the CFTC under the Act. The Commodity Exchange Act and CFTC regulations establish criteria for an exchange to be designated as a contract market on which futures and futures options contracts may be traded. Designation as a contract market for the trading of a specified futures contract is non-exclusive. This means that the CFTC may designate additional exchanges as contract markets for trading the same or similar contracts.
CFE is a designated contract market that is subject to the oversight of the CFTC and to a variety of ongoing regulatory and reporting responsibilities under the Commodity Exchange Act. CFE has surveillance and compliance operations and procedures to monitor and enforce compliance by trading privilege holders with CFE rules.
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
Dodd-Frank amended the core principles with which designated contract markets like CFE must comply under the Commodity Exchange Act. The CFTC has proposed a number of new regulations applicable to designated contract markets in order to implement the amended core principles. These proposals include certain ownership and voting restrictions on stockholders like those required by the SEC for securities exchanges, other regulations designed to mitigate potential conflicts of interest and regulations relating to the trading rules that designated contract markets may implement. CFE cannot predict or estimate the full extent to which the proposals may affect CFE or its operations.
Regulatory Responsibilities
Our options exchanges are responsible for taking steps to ensure that their Trading Permit Holders comply with the exchanges' rules and with the applicable rules of the SEC. The main activities that the exchanges engage in to measure compliance with these rules include: (1) the review of surveillance exception reports designed to detect violations of exchange trading rules; (2) the review of surveillance exception reports designed to detect possible manipulation and violations of other SEC rules; (3) the further investigation of matters deemed to be problematic upon review of the exception reports or matters deemed to be problematic as a result of examinations; (4) the investigation of complaints about possible rule violations brought by customers, members or other SROs; and (5) the examination of CBOE and C2 Trading Permit Holders for compliance with rules such as those related to net capital, books and records, market access and other matters related to the Trading Permit Holders' exchange business function. As further described below, each option exchange is also responsible for reviewing its Trading Permit Holders' activities related to the conduct of business directly with public customers, or sales practice. We have delegated the responsibility to conduct sales practice examinations for options to FINRA, except that we retain responsibility for some of the sales practice examinations of Trading Permit Holders that are not also members of FINRA or another U.S. securities exchange.
Section 17(d) of the Exchange Act and the related Exchange Act rules permit SROs to allocate certain regulatory responsibilities to avoid duplicative oversight and regulation. Under Exchange Act Rule 17d-1, the SEC designates one SRO to be the Designated Examining Authority ("DEA") for each broker-dealer that is a member of more than one SRO. The DEA is responsible for the regulatory oversight of the financial responsibility aspects of that broker-dealer. We are the DEA for many of our members.
Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, which are approved by the SEC and concern the enforcement of rules applicable to all of those SROs and relating to members those SROs have in common. We have entered into Rule 17d-2 agreements under which FINRA is allocated responsibility for enforcing rules related to options sales practices with respect to CBOE and C2 Trading Permit Holders and insider trading rules with respect to CBSX Trading Permit Holders. We have entered into another Rule 17d-2 agreement that allocates responsibility to each SRO for ensuring that their allocated common members complied with rules governing expiring exercise declarations, options position limits and large options position reporting and position adjustments. Finally, we have entered into a Rule 17d-2 agreement that allocates certain responsibilities under Regulation NMS to a market participant's DEA.
The SEC approved a national market system plan named the Options Regulatory Surveillance Authority Plan ("ORSA Plan") with the purpose of permitting the U.S. securities options exchanges to act jointly in the administration, operation and maintenance of a regulatory system for the surveillance, investigation and detection of the unlawful use of undisclosed, material information in trading in one or more of their markets. Through the sharing of the costs of these regulatory activities and the sharing of the regulatory information generated under the ORSA Plan, the ORSA Plan is intended to enhance the effectiveness and efficiency with which the exchanges regulate their respective markets and the national market system for options and to avoid duplication of certain regulatory efforts. The ORSA Policy Committee delegated the operation of the surveillance and investigative facility contemplated by the ORSA Plan to CBOE. The exchanges have entered into a Regulatory Services Agreement with CBOE, as service provider, pursuant to which CBOE performs certain regulatory and surveillance functions under the ORSA Plan and uses its automated insider trading surveillance system to perform these functions on behalf of the exchanges.
In 2011, CBOE entered into Regulatory Services Agreements with other exchanges under which CBOE has agreed to provide certain regulatory services to the respective exchanges. CBOE is currently providing these services to one exchange and expects to begin providing services to one or more additional exchanges in 2012.
In order to ensure market integrity, we extensively regulate and monitor our Trading Permit Holders trading activities. Providing effective regulation is important for attracting and retaining the confidence and participation of market-makers, broker-dealers and institutional and retail investors.
We expend considerable time, financial resources and effort to ensure that the exchanges' rules and regulations conform to regulatory "best practices" within the securities exchange industry and within the regulatory regime overseen by the SEC, our primary regulator. In order to support our efforts and those of our market participants to comply with applicable law and our option exchange rules, we have developed our own automated market surveillance systems to monitor market activity on our option exchanges and across U.S. options markets.
As part of the self-regulatory process, disciplinary matters, other than minor matters covered by our Minor Rule Violation Plan, are reviewed by our Business Conduct Committee, which includes both market participants and public representatives. We are also a participant in the Intermarket Surveillance Group ("ISG"). ISG is an information-sharing cooperative governed by a written agreement that provides for a comprehensive surveillance sharing arrangement. In addition to the agreement for confidential information sharing, the ISG provides a framework for the coordination of regulatory efforts among exchanges trading securities, commodity futures and related products to address potential intermarket manipulations and trading abuses. There are approximately 52 ISG member organizations worldwide.
We collect certain fees derived from our regulatory function and fines in connection with our disciplinary proceedings. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from the regulatory fees and fines cannot be used for non-regulatory purposes.
OPRA Plan, CTA Plan and NASDAQ Unlisted Trading Privileges Plan
CBOE and C2 are member exchanges in OPRA. The OPRA limited liability company agreement, which has been approved by the SEC, provides that any securities exchange approved by the SEC for the trading of securities options may become a member exchange of OPRA. The agreement sets forth a system for reporting options information that is administered by the member exchanges through OPRA, a limited liability company consisting of representatives of the member exchanges. OPRA is the designated securities information processor for market information that is generated through the trading of exchange-listed securities options in the U.S., and it disseminates certain core trading information, such as last sale reports and quotations. We also participate in the Consolidated Tape Association, or CTA, the Consolidated Quotation Plan, or CQ Plan, and the NASDAQ Unlisted Trading Privileges Plan, which perform analogous services for the U.S. equities markets. NYSE Technologies, formerly the Securities Industry Automation Corporation, acts as the "processor" for OPRA, CTA and the CQ Plan. NASDAQ acts as the processor for the NASDAQ Unlisted Trading Plan.
Options Intermarket Linkage Plan
Options linkage was designed to facilitate the routing of orders between exchanges in furtherance of a national market system. The principal purposes of linkage is to promote price protection and to assure that brokers may execute investors' orders at the best market price. The options exchanges implemented a new linkage plan on August 31, 2009 to replace the original Linkage Plan. Under the plan, direct exchange-to-exchange access through broker-dealers is used to transmit intermarket sweep orders similar to sweep orders that are available in the stock market under Regulation NMS.
Options Listing Procedures Plan and Symbology Plan
We are a party to the Options Listing Procedures Plan, which sets forth the procedures that the options exchanges must follow to list new options. We are also a party to the National Market System Plan for the selection and reservation of securities symbols.
Intellectual Property
We own or have rights to a number of intellectual property assets, including trademarks, service marks, domain names, trade names, copyrights, trade secrets and patents. While the majority of our intellectual property is protected under U.S. law, we have many intellectual property assets protected by the laws in Europe, Asia and other parts of the world. We license some intellectual property assets to other entities. While we consider our intellectual property to be valued assets, we do not believe that our competitive position is wholly dependent on intellectual property protection. We attempt to protect our intellectual property rights, while respecting the legitimate intellectual property rights of others.
Employees
As of December 31, 2011, we employed 596 individuals. Of these employees, 261 were involved in systems development or operations, 93 were involved in direct support of trading operations and 82 were involved in regulatory activities. The remaining 160 personnel provide business development, product development, education, financial, legal, planning and research, administrative and managerial support.
We have eight building engineers that are covered by a collective bargaining agreement, which expires on May 31, 2015, with the International Union of Operating Engineers Local 399, AFL-CIO. Management believes that we have strong relationships with our employees and we have never experienced a work stoppage.
Executive Officers of CBOE Holdings
Set forth below is information regarding our executive officers and certain other key employees:

Name	Age	Position
William J. Brodsky	68	Chairman and Chief Executive Officer
Edward T. Tilly	48	President and Chief Operating Officer
Alan J. Dean	57	Executive Vice President, Chief Financial Officer and Treasurer
Richard G. DuFour	68	Executive Vice President of Corporate Planning and Development
Joanne Moffic-Silver	59	Executive Vice President, General Counsel and Corporate Secretary
Gerald T. O'Connell	60	Executive Vice President and Chief Information Officer
Edward L. Provost	59	Executive Vice President and Chief Business Development Officer
David S. Reynolds	58	Vice President and Chief Accounting Officer
William J. Brodsky.    Mr. Brodsky is Chairman and Chief Executive Officer. He has served in that capacity since 1997. Prior to joining the Company in 1997, Mr. Brodsky was president and chief executive officer of the Chicago Mercantile Exchange from 1985 to 1997. Mr. Brodsky is a director of Integrys Energy Group, Inc. and its predecessors. He also is the past chairman of the World Federation of Exchanges and past chairman of the International Options Markets Association. He is a member of the Federal Reserve Bank of New York's International Advisory Committee. Mr. Brodsky also serves on the Kellogg School of Management Advisory Council and as a trustee of Syracuse University. He is chairman of the board of directors of Northwestern Memorial Hospital. Mr. Brodsky holds an A.B. degree and a J.D. degree from Syracuse University and is a member of the bar in Illinois and New York.
Edward T. Tilly.    Mr. Tilly is President and Chief Operating Officer. He has served in that capacity since November 2011. He served as Executive Vice Chairman from August 2006 until November 2011. He was a member of CBOE from 1989 until 2006, and served as Member Vice Chairman from 2004 through July 2006. Mr. Tilly is the chairman and a director of CBOE Futures Exchange, serves on the board of directors of the CBOE Stock Exchange and the OCC. He holds a B.A. degree in Economics from Northwestern University.
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
Richard G. DuFour.    Mr. DuFour is Executive Vice President of Corporate Planning and Development. He has served in that capacity since 1999 and has been employed at the Company since 1980. He serves on the board of OneChicago and as treasurer of the International Options Markets Association. Mr. DuFour is a director of the Lincoln Park Renewal Corporation and IPXI Holdings, LLC. Mr. DuFour holds a B.B.A. degree from the University of Notre Dame and an M.B.A. from the University of Michigan.
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
Edward L. Provost.    Mr. Provost is Executive Vice President and Chief Business Development Officer. He has served as the head of our Business Development Division since 2000 and has been employed at the Company since 1975. Mr. Provost serves as Chairman of the board of directors of the CBOE Stock Exchange. He holds a B.B.A. in Finance from Loyola University of Chicago and an M.B.A. from the University of Chicago Graduate School of Business.
David S. Reynolds.    Mr. Reynolds is Vice President and Chief Accounting Officer. He has served in that capacity since May 2009. Prior to that, Mr. Reynolds was with Hudson Highland Group, Inc., where he served in various roles including vice president, controller and chief accounting officer. From February 2005 to February 2007, Mr. Reynolds was vice president, controller and chief accounting officer of Bally Total Fitness Corporation. Prior to that, he spent twenty-two years in various financial roles at Comdisco, Inc., rising to senior vice president and controller. Mr. Reynolds began his career at Ernst & Young. Mr. Reynolds is a certified public accountant and a certified cash manager. He is a graduate of Lehigh University where he obtained an M.B.A. and a B.S. in Finance.
Information Sharing
The Company provides information to the ISG under specific circumstances related to the enforcement of regulations. See "-Regulatory Responsibilities."
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
Seasonality

In the securities industry, quarterly revenue fluctuations are common and are due primarily to seasonal variations in trading volumes, competition and technological and regulatory changes. Generally, we have historically experienced relatively higher trading volume during the first and second quarters and lower trading volumes in the third and fourth quarters. However, such seasonality may also be impacted by general market conditions or other events that cause market volatility, such as domestic and international uncertainties surrounding certain political events. During 2011, 24% of our consolidated revenues were recognized in the first quarter, 24% in the second quarter, 28% in the third quarter and 24% in the fourth quarter.
Available Information
Our website is www.cboe.com. The Company files annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act. The Company makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available on the SEC's website at www.sec.gov.
In addition, we have posted on our website the charters for our (i) Audit Committee, (ii) Compensation Committee, and (iii) Nominating and Governance Committee, as well as our Code of Business Conduct and Ethics and Corporate Governance Guidelines. We will provide a copy of these documents without charge to stockholders upon written request to Investor Relations, Attention Ms. Debbie Koopman, CBOE Holdings Inc., 400 South LaSalle Street, Chicago, Illinois 60605.
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
We hold exclusive licenses to list securities index options on the S&P 500 Index, the S&P 100 Index and the DJIA, granted to us by the owners of such indexes. In 2011, approximately 35% of our transaction fees were generated by our exclusively-licensed index products, the bulk of which are attributable to our S&P 500 Index option products, which are our largest products by revenue. As a result, our operating revenues are dependent in part on the exclusive licenses we hold for these products.
The value of our exclusive licenses to list securities index options depends on the continued ability of index owners to require licenses for the trading of options based on their indexes. Although recent court decisions have allowed the trading of options on ETFs based on indexes without licenses from the owners of the underlying indexes, none of these decisions has overturned existing legal precedent that requires an exchange to be licensed by the owner of an underlying index before it may list options based on the index. However, in two pending cases International Securities Exchange, Inc., or ISE, is seeking a judicial determination that it (and, by extension, other options exchanges) has the right to list options on the S&P 500 Index and the DJIA without licenses and, therefore, without regard to our exclusive licenses to list securities options on those indexes.
Because these cases are still pending, there remains a risk that ISE may be successful in obtaining a judicial determination eliminating the right of index owners to require licenses to use their indexes for options trading. In addition, competing exchanges may convince the SEC, or seek a judicial action, to limit the right of index owners to grant exclusive licenses for index options trading or to prevent exchanges from entering into such exclusive licenses. If unlicensed trading of index options were permitted or if exclusive licenses for index options trading were prohibited or limited, we likely would lose market share in these index options. An adverse ruling in the ISE litigation could also result in legal challenges to our exclusive use of our proprietary indexes for options.
There is also a risk, with respect to each of our current exclusive licenses, that the owner of the index may not renew the license with us on an exclusive basis or at all. In the first event, we would be subject to multiple listing in the trading of what is now an exclusive index product, which could result in a loss of market share and negatively impact the profitability of the licensed products. In the second event, we could lose the right to list the index product entirely. The loss or limited use of any of our exclusive index licenses for any reason could have a material adverse effect on our business and profitability. See "Business—Products—Strategic Relationships" for a discussion of these licenses and their expiration dates.

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
Recently, we agreed with S&P that it may license one or more clearing agencies to clear OTC options based on the S&P 500 index that meet certain criteria and that S&P will compensate us for any transaction cleared under such a license based on the notional value of the transaction. Although we expect these transactions to generate incremental revenue, the clearing of options on the S&P 500 index that are traded OTC could lead to the migration to the OTC market of some trades that today would be entered into on our exchanges, and there can be no assurance that the revenue gained will replace the revenue lost due to any migration.
A significant portion of our operating revenues are generated by our transaction-based business. If the amount of trading volume on our exchanges decreases, or the mix shifts to lower revenue products, our revenues from transaction fees will decrease.
In 2011, 2010 and 2009, approximately 73%, 76% and 74% of our operating revenues, respectively, were generated by our transaction-based business. This business is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. Our total trading volumes could decline if our market participants reduce their trading activity for any reason, such as:

•	a reduction in trading by customers,

•	heightened capital requirements or other regulatory or legislative actions,

•	reduced access to capital required to fund trading activities, or

•	significant market disruptions.
In addition, the transaction fees generated are different based on type of product and other factors, including the type of customer and certain volume discounts. See "Management's Discussion and Analysis -- Operating Revenues -- Average transaction fee per contract." If the transaction volume generated is concentrated in our products that generate lower revenues per contract in general, our revenues from transactions may decrease. If the amount of our trading volume decreases, or the mix traded shifts to our lower revenue products, our revenues from transaction fees will decrease.
We operate in a highly regulated industry and may be subject to censures, fines and other legal proceedings if we fail to comply with legal and regulatory obligations.
CBOE and C2 are registered national securities exchanges and self-regulatory organizations, or SROs, and, as such, are subject to comprehensive regulation by the SEC. In addition, CBSX is a stock trading facility of CBOE and CBOE regulates CBSX. In December 2011, CBSX acquired NSX, a registered national securities exchange that trades stocks. While NSX is not a facility of CBOE, in the acquisition, CBOE committed to support NSX in fulfilling its self-regulatory responsibilities. CBOE has also entered into agreements with certain other exchanges to provide regulatory services to those exchanges.
Our ability to comply with applicable laws and rules is largely dependent on the establishment and maintenance of appropriate systems and procedures, as well as our ability to attract and retain qualified personnel. The SEC has broad powers to audit, investigate and enforce compliance and to punish noncompliance by SROs pursuant to the Exchange Act and the SEC's rules and regulations under the Exchange Act. If the SEC were to find one of our programs of enforcement and compliance to be deficient, CBOE or C2 could be the subject of SEC investigations and enforcement proceedings that may result in substantial sanctions, including revocation of its registration as a national securities exchange. Any such investigations or proceedings, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and potential harm to our reputation, which could have a material adverse effect on our business, results of operations or financial condition. In addition, CBOE or C2 may be required to modify or restructure their regulatory functions in response to any changes in the regulatory environment, or they may be required to rely on third parties to perform regulatory and oversight functions, each of which may require us to incur substantial expenses and may harm our reputation if our regulatory services are deemed inadequate.
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
Changes in regulation by the SEC or other government action, including SEC approval of rule filings by other SROs, could materially affect our markets. As a result of the financial uncertainty of the past few years, the Dodd-Frank Act was adopted in 2010, under which the SEC and CFTC, among other agencies, are still involved in rulemaking. We cannot predict what future actions the SEC or CFTC might take with respect to their rulemakings under Dodd-Frank or other matters, or the impact that any such actions may have on our business. Changes or proposed changes in regulation may result in additional costs of compliance and modification of market participants' trading activity on our exchanges. See also "—Risks Relating to Litigation and Regulation."
Intense competition could materially adversely affect our market share and financial performance.
We compete with a number of entities on several different fronts, including the cost, quality and speed of our trade execution, the functionality and ease of use of our trading platform, the range of our products and services, our technological innovation and adaptation and our reputation. Our principal competitors are the seven other U.S. options exchanges. We also compete against investment banks and other entities that trade options over-the-counter.
Most of the equity options and options on ETFs listed and traded on our exchanges are also listed and traded on other U.S. options exchanges. Some order-providing firms on our exchanges have taken ownership positions in options exchanges that compete with us and such exchanges have given those firms added economic incentives to direct orders to them. As a result of these competitive developments, our market share of options traded in the U.S. fell from approximately 33% in 2007 to approximately 26% in 2011.
Changes we have implemented in response to these competitive pressures may not be successful in maintaining or expanding our market share in the future. Likewise, our future responses to these or other competitive developments may not be successful in maintaining or expanding our market share.
Some of our competitors and potential competitors have greater financial, marketing, technological, personnel and other resources than we do. These factors may enable them to develop similar or more innovative products, to offer lower transaction fees or better execution to their customers or to execute their business strategies more quickly or efficiently than we can.
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

In recent years, the derivatives industry has witnessed increased consolidation among market participants, including option exchanges and marketplaces. Consolidation and alliances among our competitors may create greater liquidity than we offer. As a result, the larger liquidity pools may attract orders away from us, leading to reductions in trading volume and decreased revenues. In addition, consolidation or alliances among our competitors may achieve cost reductions or other increases in efficiency, which may allow them to offer better prices or services than we do.
If our products, markets, services and technology are not competitive, our financial condition and operating results will be materially harmed. A decline in our transaction fees or any loss of customers would lower our revenues, which would adversely affect our profitability. For a discussion of the competitive environment in which we operate, see "Business—Competition."
Our business may be adversely affected by price competition.

The business of operating options exchanges is characterized by intense price competition. The pricing model for trade execution for options has changed in response to competitive market conditions and we and our competitors have adjusted our transaction fees and fee structures accordingly, including by launching a second exchange, C2. These changes have resulted in significant pricing and cost pressures on us. It is likely that this pressure will continue and even intensify as our competitors continue to seek to increase their share of trading by further reducing their transaction fees or by offering other financial incentives to order providers and liquidity providers to induce them to direct orders to their markets.
In addition, one or more competitors may engage in aggressive pricing strategies and significantly decrease or completely eliminate their profit margin for a period of time in order to capture a greater share of trading volume. If any of these events occur, our operating results and profitability could be adversely affected. For example, we could lose a substantial percentage of our share of trading if we are unable to price transactions in a competitive manner. Also, our profit margins could decline if competitive pressures force us to reduce fees.
We may not be able to maintain operating revenues generated by making trading permits available in exchange for a fee.
The right to trade on our exchanges is made available through trading permits for which the user pays a fee. These fees account for a significant portion of our operating revenues -- 13.5% in 2011, the first full year during which CBOE collected this fee. CBOE charges the highest relative trading permit rates in the options industry. We may face pressure from our customers to lower these rates or may see larger firms electing to use fewer permits to access our exchange. If the demand for trading permits to our exchanges is less than historic levels or if we are unable to maintain permit rates, our ability to generate operating revenues through the granting of permits for trading access would be negatively impacted, which could adversely affect our profitability.
General economic conditions and other factors beyond our control could significantly reduce demand for our products and services and harm our business.
The volume of options transactions and the demand for our products and services are directly affected by economic, political and market conditions in the United States and elsewhere in the world that are beyond our control, including:

•	broad trends in business and finance;

•	concerns over inflation and wavering institutional or retail confidence levels;

•	changes in government fiscal and monetary policy and foreign currency exchange rates;

•	the availability of short-term and long-term funding and capital;

•	the availability of alternative investment opportunities;

•	changes in the level of trading activity in underlying instruments;

•	changes and volatility in the prices of securities;

•	the level and volatility of interest rates;

•	unforeseen market closures or other disruptions in trading; and

•	concerns about terrorism and war.
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
We must operate, monitor and maintain our computer systems and network services, including those related to our electronic trading systems, in a secure and reliable manner. A failure to do so could have a material adverse effect on the functionality and reliability of our market, reputation, business, financial condition and operating results. System failure or degradation could lead our customers to file formal complaints with industry regulators, file lawsuits against us or cease doing business with us. It could also lead regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations. Any of these effects could harm our reputation, business, financial condition and operating results.
The computer systems and communication networks upon which we rely may be vulnerable to security risks and other disruptions.
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
As one of the largest options exchanges in the world and the largest options exchange in the U.S., we may be at a greater risk for a cyber attack and other cyber security risks.
The frequency of cyber attacks is increasing in general, and various groups have specifically targeted the financial services industry due to its perceived role in the current economic climate. At the date of this filing, we have no evidence of any cases of data theft, corruption of data or compromised customer data. In February 2012, web sites for CBOE and other exchanges were targeted with a large distributed denial of service attack. While this attack lasted only a day, affected only Internet-based systems and had minimal impact on CBOE’s overall trading activities, the potential for more serious attacks in the future exists.
Security breaches may have significant costs in terms of cash outlays, business disruption, revenue losses, internal labor, overhead and other expenses. Both as a standard practice and in light of recent attacks in the financial industry, we continue to employ resources to monitor the environment and protect our infrastructure against security breaches and misappropriation of our intellectual property assets. These measures may prove insufficient depending upon the attack or threat posed, which could result in system failures and delays that could cause us to lose customers, experience lower trading volume, incur significant liabilities or have a negative impact on our competitive advantage.
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
In recent years, we have launched a new options exchange and experienced significant increased volume on our futures exchange. We expect that our business will continue to grow, which may place a significant strain on our management, personnel, systems and resources. We must continually improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our technology workforce. We must also maintain close coordination among our technology, accounting, finance, marketing and sales functions. We cannot assure you that we will manage our growth effectively. If we fail to do so, our business could be materially harmed.
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
We have methods to identify, monitor and manage our risks. If our methods are not effective or we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected. In addition, our insurance policies may not provide adequate coverage.
We may selectively explore acquisition opportunities or strategic alliances relating to other businesses, products or technologies. We may not be successful in integrating other businesses, products or technologies with our business. Any such transaction also may not produce the results we anticipate, which could adversely affect the market price of our unrestricted common stock.
We may selectively explore and pursue acquisition and other opportunities to strengthen our business and grow our company. We may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. The market for acquisition targets and strategic alliances is highly competitive, which could make it more difficult to find appropriate merger or acquisition opportunities. If we are required to raise capital by incurring debt or issuing additional equity for any reason in connection with a strategic acquisition or investment, financing may not be available or the terms of such financing may not be favorable to us and our stockholders, whose interests may be diluted by the issuance of additional stock.
The process of integration may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business and harm the reputation of the companies. We may not successfully achieve the integration objectives, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected, any of which could negatively impact our results of operations, financial condition or the market price of our common stock.
Risks Relating to Litigation and Regulation
Any infringement by us on patent rights of others could result in litigation and could have a material adverse effect on our operations.
Our competitors as well as other companies and individuals have obtained, or may obtain, patents that are related to the types of products and services we offer or plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products, services or technologies. In addition, some patent applications in the United States are confidential until a patent is issued, and therefore we cannot evaluate the extent to which our products and services may be covered or asserted to be covered in pending patent applications. Thus, we cannot be sure that our products and services do not infringe on the rights of others or that others will not make claims of infringement against us. Claims of infringement are not uncommon in our industry. If one or more of our products, services or technologies were determined to infringe a patent held by another party, we may be required to stop using, developing or marketing those products, services or technologies, obtain a license from the holders of the patents or redesign those products, services or technologies to avoid infringing the patent. If we were required to stop using, developing or marketing certain products, our business, results of operations and financial condition would be materially harmed. Moreover, if we were unable to obtain required licenses, we may not be able to redesign our products, services or technologies to avoid infringement, which could materially adversely affect our business, results of operations or financial condition. For a discussion of patent litigation involving us, please see "Legal Proceedings."
Legislative or regulatory changes, particularly in response to adverse financial conditions, could have a material adverse effect on our business.
In recent years, the securities trading industry and, in particular, the securities markets have been subject to significant regulatory changes as a result of increasing government and public scrutiny in response to the global economic crisis.
In 2010, Congress passed the Dodd-Frank Act and other legislation. While certain of its requirements have been implemented, many of the provisions in Dodd-Frank that impact our markets require additional action by the SEC or the CFTC. Depending on how the SEC and CFTC interpret and implement these laws, exchanges like ours could be subject to increased competition and additional costs. It is also possible that there will be additional legislative changes and changes in the regulatory environment in which we operate our businesses, including in response to the bankruptcy of MF Global, although we cannot predict the nature of these changes or their impact on our business at this time. Actions on any of the specific regulatory issues currently under review in the U.S. and other proposals could have a material impact on our business. For a discussion of the regulatory environment in which we operate and proposed regulatory changes, see "Business—Regulatory Environment and Compliance."
We and our market participants operate in a highly regulated industry. Congress, the SEC and other regulatory authorities could impose legislative or regulatory changes that could adversely impact the ability of our market participants to use our markets. Legislative and regulatory changes by Congress, the SEC or other regulatory authorities could result in the loss of a significant number of market participants or a reduction in trading activity on our markets, any of which could have a material adverse effect on our business.
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
As the parent company for SROs, we are responsible for maintaining exchanges that comply with SEC, CFTC and our own rules. Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified personnel throughout the company. Our policies and procedures to identify, monitor and manage compliance risks may not be fully effective. Management of legal and regulatory risk requires policies and procedures to properly monitor, record and verify a large number of transactions and events. We cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the compliance risks to which we are or may be exposed.
Our ability to implement or amend rules could be limited or delayed because of regulation, which could negatively affect our ability to implement needed changes.
Our subsidiaries registered with the SEC must submit proposed rule changes to the SEC for its review and, in many cases, its approval. Even where a proposed rule change may be effective upon filing with the SEC, the SEC retains the right to suspend and disapprove such rule changes. The SEC review process can be lengthy and can significantly delay the implementation of proposed rule changes that we believe are necessary to the operation of our markets. If the SEC refuses to approve a proposed rule change or delays its approval, this could negatively affect our ability to make needed changes or implement business decisions.
Similarly, the SEC must approve amendments to our subsidiaries' certificates of incorporation and bylaws as well as certain amendments to the certificate of incorporation and bylaws of CBOE Holdings. The SEC may not approve a proposed amendment or may delay such approval in a manner that could negatively affect our ability to make a desired change, which could prevent or delay us from improving the operations of our markets or recognize income from new products. In addition, the CFTC may stay or disapprove CFE rule changes that are submitted to the CFTC.
Misconduct by our customers or others could harm us.
Although we perform significant self-regulatory functions, we run the risk that our Trading Permit Holders, other persons who use our markets or our employees will engage in fraud or other misconduct, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. In addition, misconduct by, or failures of, participants on our exchanges may discourage trading on our exchanges, which could reduce revenues.
Changes in the tax structure affecting us and our market participants could have a material adverse effect on our business.
At the federal level, there is a proposal that calls for repeal of the "60/40 Rule," which allows market-makers to pay a blend of capital gains and ordinary tax rates on their income. In addition, federal and state legislation has been introduced that would impose a new tax on securities, futures and swap transactions, including exchange-traded options. If either the proposed repeal of the "60/40 Rule" or a transaction tax were to become law, the resulting additional taxes could have a negative impact on the options industry and us by making options transactions more costly to market participants, which may reduce trading in options. In addition, other states are attempting to increase their tax revenues by asserting that they have nexus over certain companies. If another state were to successfully assert nexus against us, we may experience a higher marginal tax rate.
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
Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control of, or unsolicited acquisition proposals for, us that a stockholder might consider favorable. These include provisions:

•	prohibiting stockholders from acting by written consent;

•	requiring advance notice of director nominations and of business to be brought before a meeting of stockholders;

•	requiring the vote of majority of the outstanding shares of common stock to amend the bylaws; and

•	limiting the persons who may call special stockholders' meetings.
In addition, our organizational documents include provisions that:

•	restrict any person from voting or causing the voting of shares of stock representing more than 20% of our outstanding voting capital stock; and

•	restrict any person from beneficially owning shares of stock representing more than 20% of the outstanding shares of our capital stock.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our principal offices are located at 400 South LaSalle Street, Chicago, Illinois 60605. Through our wholly-owned subsidiary, Chicago Options Exchange Building Corporation, we own the building in which our principal offices are located and occupy approximately 300,000 square feet of this building. In addition to our principal offices, we also lease additional office space. We lease 23,828 square feet of office space at 111 West Jackson Boulevard, Chicago, Illinois, 60604, which houses our Regulatory Division. The lease on this space expires in 2014 and contains an option to renew for an additional two years. We lease a 2,881 square foot office at 61 Broadway, New York, New York 10006. The lease on this space expires in 2017 and includes an option to renew for another five years. We lease 3,400 square feet of space outside the City of Chicago for our disaster recovery facility. The lease on that facility expires in August 2012 and will not be renewed by the Company as the Company reviews potential locations for its disaster recovery facility. Finally, we lease approximately 2,500 square feet of space in Secaucus, New Jersey for trading operations. The lease on that space expires in 2013 and includes an option to renew for two additional years.
We believe the space we occupy is sufficient to meet our current and future needs.
Item 3.    Legal Proceedings
As of December 31, 2011, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of any of our current legal proceedings or claims is not expected to individually or in the aggregate materially affect our financial condition, results of operations or cash flows.
Index Options Litigation
On November 15, 2006, the Company, The McGraw-Hill Companies, Inc. ("McGraw-Hill") and CME Group Index Services, LLC (substituted for Dow Jones & Co.) ("Dow Jones") asserted claims in the Circuit Court of Cook County, Illinois against ISE and its parent company ("ISE"), seeking a declaration to prevent ISE from offering SPX and DJX options and to prevent OCC from issuing and clearing such options. ISE filed a lawsuit on November 2, 2006 in the United States District Court for the Southern District of New York, seeking a declaration that the rights asserted by McGraw-Hill and Dow Jones are preempted by federal law. The New York action is currently pending, but has been stayed in light of the Illinois action. The Illinois court has permanently restrained and enjoined ISE from listing or providing an exchange market for the trading of SPX and DJX options and enjoined OCC from issuing, clearing or settling the exercise of such ISE options. ISE and OCC appealed this ruling and oral argument was heard before the Illinois Appellate Court on September 22, 2011. CBOE is now awaiting a decision from the court.
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
The Court issued a construction of the claims of the '707 patent, on the basis of which CBOE has filed a dispositive motion for noninfringement. On March 2, 2011, the Court granted CBOE's summary judgment motion and entered judgment in favor of CBOE. ISE has appealed this decision, and oral argument was heard before the Federal Circuit on February 6, 2012. CBOE is now awaiting a decision from the court.
On October 8, 2010, C2 filed a complaint in federal court in the Northern District of Illinois against ISE seeking a declaratory judgment that ISE's '707 patent, which is directed towards an automated exchange for trading derivative securities, is not infringed, not valid and not enforceable against C2. The action was dismissed without prejudice pending the outcome of the ISE v. CBOE appeal discussed above.
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
The case has been transfered to the Southern District of New York and a trial date has been set for November 2012.
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
Other
As a self-regulatory organization under the jurisdiction of the SEC, with respect to CBOE and C2, and as a designated contract market under the jurisdiction of the CFTC, with respect to CFE, we are subject to routine reviews and inspections by the SEC and the CFTC.
The SEC is investigating CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws. The Company is cooperating with the investigation, which is ongoing, and is conducting its own review of its compliance.
We are also currently a party to various other legal proceedings including those already mentioned. Management does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on our consolidated financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Unrestricted Common Stock
The Company's unrestricted common stock is listed on the NASDAQ Global Select Market under the trading symbol CBOE. As of January 26, 2012, there were approximately 349 holders of record of our unrestricted common stock.
The following table sets forth the high and low sales prices by quarter, since our initial public offering, for shares of our unrestricted common stock as reported on NASDAQ and cash dividends per quarter:

	Price Range		Cash Dividends per Share
Calendar Period	High	Low
2010
Second Quarter	$34.18	$30.76	$—
Third Quarter	32.50	19.60	0.10
Fourth Quarter	25.30	19.83	0.10
2011
First Quarter	29.77	22.43	0.10
Second Quarter	29.40	23.33	0.10
Third Quarter	27.62	21.55	0.12
Fourth Quarter	28.15	23.58	0.12
2012 (1)
Through February 21, 2012	28.46	24.44	0.12
(1) On February 7, 2012, the Company's board of directors declared a quarterly cash dividend of $0.12 cents per share. The dividend is payable on March 23, 2012 to stockholders of record at the close of business on March 2, 2012.
Dividends
Each share of unrestricted common stock and restricted stock is entitled to receive dividends if, as and when declared by the board of directors of the Company.
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
Restricted Stock
On January 13, 2010, the Board approved the Amended and Restated CBOE Holdings, Inc. Long-Term Incentive Plan (the "LTIP"). The board amended and restated the plan, effective upon receiving stockholder approval, which was received at the Company's May 17, 2011 Annual Meeting of Stockholders. The LTIP provides that an aggregate of 4,248,497 shares of the Company's common stock are reserved for issuance to participants under the LTIP. As of January 31, 2012, the Company had outstanding grants of restricted stock covering 1,484,602 shares of its common stock. The restricted stock granted is entitled to participate in any dividends granted on the unrestricted common stock.
Recent Sales of Unregistered Securities
None

Use of Proceeds
None
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below shows the purchases of equity securities by the Company in the three months ended December 31, 2011, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2011 – October 31, 2011	329,100	$25.44	329,100	$76,741,048
November 1, 2011 – November 30, 2011	383,000	26.23	383,000	66,694,958
December 1, 2011 – December 31, 2011	524,000	26.12	524,000	53,008,078
Totals	1,236,100	$25.97	1,236,100

(1) On August 2, 2011, the Company announced that its board of directors had adopted a share repurchase plan.  Under this plan, the Company is authorized to repurchase up to $100 million in its unrestricted common stock, including on the open market and in privately negotiated transactions. There can be no assurance as to the number of additional shares the Company will repurchase. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time to time without prior notice, and the share repurchase plan does not currently have an expiration date.

The table below reflects the purchases of equity securities by the Company in the three months ended December 31, 2011 consisting of shares surrendered to satisfy employee tax obligations upon the vesting of restricted stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	—	$—	—		$—
November 1, 2011 – November 30, 2011 (a)	46,962	26.92	—		—
December 1, 2011 – December 31, 2011	—	—	—	—	—
Totals	46,962	$26.92	—

(a) Reflects unrestricted common stock surrendered in the fourth quarter of 2011 to satisfy employees' tax obligations upon the vesting of restricted stock
Stockholder Return Performance Graph
The following graph compares the cumulative total return provided to stockholders on our unrestricted common stock since our initial public offering against the return of the S&P Midcap 400 Index and a customized peer group that includes CME Group Inc., IntercontinentalExchange Inc., NYSE Euronext, The NASDAQ OMX Group Inc. and CBOE Holdings. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our unrestricted common stock, the index and the peer group on June 15, 2010, and its performance is tracked through December 31, 2011.

Comparison of Cumulative Total Return of the
Company, Peer Groups, Industry Indexes and/or Broad Markets

COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN*
Among CBOE Holdings, Inc., the S&P Midcap 400 Index
and a Peer Group

__________________________________________
*    $100 invested on 6/15/10 in stock or 5/31/10 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2012 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved.

	(1)	(2)	7/10	8/10	9/10	10/10	11/10	12/10	1/11	2/11	3/11	4/11	5/11	6/11	7/11	8/11	9/11	10/11	11/11	12/11
CBOE Holdings, Inc.	100	100.18	81.87	64.36	61.97	74.24	73.56	70.98	71.45	91.88	90.28	83.58	82.02	76.97	72.08	79.37	76.92	82.14	85.00	81.65
S&P Midcap 400	100	93.45	99.90	94.97	105.70	109.35	112.6	119.98	122.37	128.07	131.21	134.77	132.95	130.25	125.65	116.71	104.35	118.70	118.34	117.90
Peer Group	100	92.13	90.68	81.74	86.41	95.34	92.92	101.78	101.45	109.55	105.27	107.08	102.57	103	101.17	93.01	87.38	97.06	93.48	90.36
__________________________________________

(1)Reflects the date of the Company's initial public offering, June 15, 2010
(2)Reflects the value at June 30, 2010
Item 6.    Selected Financial Data
The following table shows selected financial data of the Company that should be read together with the Consolidated Financial Statements and corresponding notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Income Statement Data:
Total operating revenues (1)	$508,144	$437,104	$426,082	$416,783	$344,270
Total operating expenses	266,512	269,763	248,497	229,473	207,804
Operating income	241,632	167,341	177,585	187,310	136,466
Total other income/(expense)	(1,548)	(2,718)	(355)	6,097	3,485
Income before income taxes	240,084	164,623	177,230	193,407	139,951
Income tax provision	100,678	65,227	70,779	78,119	56,783
Net income	$139,406	$99,396	$106,451	$115,288	$83,168
Net income allocated to common stockholders	$136,582	$98,166	$106,451	$115,288	$83,168
Net income per share allocated to common stockholders (2)
Basic	$1.52	$1.03	$1.17	$1.27	$0.92
Diluted	1.52	1.03	1.17	1.27	0.92
Cash dividends per share paid on Class A and B Common Stock	—	1.25	—	—	—
Cash dividends per share post-restructuring and demutualization	0.44	0.20	—	—	—
Balance Sheet Data:
Total assets	$327,868	$254,112	$571,948	$496,139	$341,695
Total liabilities	91,598	78,238	383,814	114,479	75,328
Total stockholders'/members equity	236,270	175,874	188,134	381,660	266,367
Average daily volume by product (3)
Equity options	2,048	2,273	2,519	2,387	1,996
Index options	1,271	1,071	884	1,026	918
Options on exchange-traded funds	1,462	1,097	1,100	1,304	849
Total options average daily volume	4,781	4,441	4,503	4,717	3,763
Futures	48	17	5	5	4
Total average daily volume	4,829	4,458	4,508	4,722	3,767
__________________________________________

(1)
In December 2009, we recognized as revenue $24.1 million of access fees assessed and collected in 2008 and 2007, which were included in deferred revenue pending the final, non-appealable resolution of the Delaware Action.

(2)
Net income per share allocated to common stockholders is calculated by dividing net income for each of the periods as if the restructuring transaction had occurred at the beginning of the years ended December 31, 2010, 2009, 2008 and 2007.

(3)	Average daily volume equals the total contracts traded during the period divided by the number of trading days in the period.

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
Overview
The primary business of the Company is the operation of markets for the trading of listed options contracts on three broad product categories: 1) the stocks of individual corporations (equity options), 2) various market indexes (index options) and 3) exchange-traded funds (options on ETFs) and exchange-traded notes (options on ETNs). We also offer futures and options on futures products through a futures exchange. The Company owns and operates three stand-alone exchanges, but reports the results of its operations in one reporting segment. CBOE is our primary market and offers trading for listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single market is known as our Hybrid trading model. C2, launched in October 2010, is our all-electronic exchange that also offers trading for listed options, but with a different market model and fee schedule than CBOE. Finally, CFE, our all-electronic futures exchange, offers futures and options on futures on the CBOE Volatility Index (the VIX Index), as well as on other products. All of our exchanges operate on our proprietary technology platform known as CBOEdirect.
Restructuring Transaction
On June 18, 2010, CBOE converted from a non-stock corporation owned by its members into a stock corporation that is a wholly-owned subsidiary of CBOE Holdings.

In the consolidated statements of income of CBOE Holdings for the twelve months ended December 31, 2010 and 2009, net income per share allocated to common stockholders is calculated by dividing historical net income for the period by the weighted average number of common shares as if the restructuring transaction were consummated at the beginning of the period.
Components of Operating Revenues
Transaction Fees
The primary and largest source of operating revenues is transaction fee revenue. Transaction fee revenue is a function of three variables: (1) exchange fee rates; (2) trading volume; and (3) transaction mix between contract type. Because trading fees are assessed on a per contract basis, exchange fee revenue is highly correlated to the volume of contracts traded on the Company's exchanges. While exchange fee rates are established by the Company, trading volume and transaction mix are primarily influenced by factors outside its control, including price volatility in the underlying securities and national and international economic and political conditions.
Revenue is recorded as transactions occur on a trade-date basis. Transaction fee revenue accounted for 73.4%, 75.6% and 73.8% of total operating revenues for the year ended December 31, 2011, 2010 and 2009, respectively. The main option categories traded are equities, indexes and ETFs. The equity options category reflects trading in options contracts on the stocks of individual companies. The index options category reflects trading in index options contracts on market indexes and on the interest rates of U.S. Treasury securities. ETF options are baskets of stocks designed to generally track an index, but which trade like individual stocks.
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
Access fees accounted for 13.5%, 9.5% and 10.6% of total operating revenues for the year ended December 31, 2011, 2010 and 2009, respectively.
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
Market Data Fees
Market data fees represent income derived from the sale of our transaction information through the Options Price Reporting Authority ("OPRA") and the Company's market data services. OPRA is a limited liability company consisting of representatives of the member exchanges and is authorized by the SEC to provide consolidated options information. OPRA gathers market data from various options exchanges, including CBOE and C2, and, in turn, disseminates this data to third parties who pay fees to OPRA to access the data. We are members of a management committee with other member exchanges that administer the OPRA limited liability agreement. Revenue generated by OPRA from the dissemination of market data is shared among OPRA members according to the relative number of trades executed by each of the member exchanges as calculated each quarter. OPRA is not consolidated with the Company. A trade consists of a single transaction, but may consist of several contracts. Each member exchange's share of market data revenue generated by OPRA is calculated on a per trade basis and is not based on the underlying number of contracts.
The Company also derives revenue from the direct sale of a wide range of current and historical market data.
Regulatory Fees
Regulatory fees are charged to Trading Permit Holders in support of our regulatory responsibilities as self regulatory organizations under the Exchange Act. Beginning on March 1, 2009, CBOE began charging the Options Regulatory Fee under which fees are based on the number of customer contracts executed by each firm. This source of revenue could decline in the future if the number of customer contracts executed by Trading Permit Holder declines and rates are not increased or if our costs to perform our regulatory responsibilities stabilize or decrease.
The SEC requires that the revenues derived from certain of the fees from our regulatory functions, some of which are included in this revenue category, and regulatory fines must be used for regulatory purposes. Expenses related to our regulatory functions are included in our operating expenses, mainly in employee costs.
Other Revenue
The following sub-categories are the primary sources of revenue within other revenue:

•	Revenue associated with advertisements through our corporate web site, www.cboe.com;

•	Rental of commercial space in the lobby of our building;

•	Revenue generated through our order routing cancel fee;

•	Revenue generated from courses and seminars offered through CBOE's Options Institute;

•	Revenue generated through licensing of VIX products;

•	Revenue derived from fines assessed for rule violations; and

•	Other sources of revenue.

Components of Operating Expenses
Most of our expenses do not vary directly with changes in our trading volume except royalty fees and trading volume incentives. We remain focused on managing expense growth to drive greater operating leverage and continue to explore opportunities to expand our operating margins.
Employee Costs
Employee costs are our most significant expense and include employee wages, stock-based compensation, incentive compensation, benefits and employer taxes. Salaries and benefits represent our largest expense category and tend to be driven by both our staffing requirements and the general dynamics of the employment market. Stock-based compensation is a non-cash expense related to restricted stock grants. Stock-based compensation can vary depending on the quantity and fair value of the award on the date of grant and the related service period.
Depreciation and Amortization
Depreciation and amortization expense results from the depreciation of long-lived assets purchased and the amortization of purchased and internally developed software.
Data Processing
Data processing expense consists primarily of costs for network connections to our electronic trading platforms and market data customers.
Outside Services
Outside services consist primarily of consulting services, which include: the supplementation of staff for activities primarily related to systems development and maintenance and legal and accounting services.
Royalty Fees
Royalty fees primarily consist of license fees paid on proprietary products based on current volume levels. The Company has licenses with the owners of the S&P 500 and S&P 100 indexes, the DJIA, the NASDAQ 100 and the Russell indexes.
Trading Volume Incentives
Trading volume incentives consist of market linkage expenses incurred to send certain orders to other exchanges. If a competing exchange quotes a better price, we route the customer's order to that exchange and pay certain of the associated costs. Regardless of whether the transaction is traded at our exchanges, the order flow potential enhances our overall market position and participation and provides cost savings to customers. Trading volume incentives vary based on the volume of contracts linked to other exchanges and fees charged by other exchanges.
Travel and Promotional Expenses
Travel and promotional expenses primarily consist of advertising, costs for special events, sponsorship of industry conferences, options education seminars and travel for company staff.
Facilities Costs
Facilities costs primarily consist of expenses related to owned and leased properties including rent, maintenance, utilities, real estate taxes and telecommunications costs for the Company.
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

•
Investment income represents our return from the investment of our excess cash. Currently, the Company invests its excess cash in highly liquid, short-term investments, such as prime money market funds and U.S. Treasury securities. Historically, we have also invested our cash in liquid, investment grade commercial paper and corporate bonds. Our highest priority in making investment decisions is to assure the preservation of principal and secondarily to retain liquidity to meet projected cash requirements and maximize yield within the specified quality and maturity restrictions.

•	Net loss from investment in affiliates and/or impairments recorded on investments in affiliates.

•	Other borrowing costs are associated with a $150 million senior credit facility, which expired on December 23, 2011 and was not renewed.
Critical Accounting Policies and Estimates
The preparation of the Company's consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.
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
Revenue Recognition
Transaction fees revenue is considered earned upon the execution of the trade recognized on a trade-date basis and presented net of applicable volume discounts. In the event liquidity providers prepay for transaction fees, revenue is recognized based on the attainment of volume thresholds resulting in the amortization of the prepayment over the calendar year. Access fee revenue is recognized during the period the service is provided and assurance of collectability is provided. Exchange services and other fees revenue is recognized during the period the service is provided. Market data fees from OPRA are allocated based upon the share of total options transactions cleared for each of the OPRA members and is received quarterly. Revenue from our market data services are recognized in the period the data is provided. Regulatory fees are primarily assessed based upon customer contracts cleared by Trading Permit Holders and are recognized on a trade-date basis.
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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board released an update for Accounting Standard Concept 220 Comprehensive Income ("ASC 220"). ASC 220 is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income (“OCI”), and additionally align the presentation of OCI in financial statements prepared in accordance with US GAAP with those prepared in accordance with International Financial Reporting Standards ("IFRS"). An entity now has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of its approach, the entity is expected to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted the ASC 220 and has included the Statement of Other Comprehensive Income as a separate statement following the Statement of Income.
Year ended December 31, 2011 compared to the year ended December 31, 2010
Overview
The following summarizes changes in financial performance for the year ended December 31, 2011 compared to 2010.

	2011	2010	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$508.1	$437.1	$71.0	16.2%
Total operating expenses	266.5	269.8	(3.3)	(1.2)%
Operating income	241.6	167.3	74.3	44.4%
Total other expense	(1.5)	(2.7)	(1.2)	(44.4)%
Income before income taxes	240.1	164.6	75.5	45.9%
Income tax provision	100.7	65.2	35.5	54.4%
Net income	$139.4	$99.4	$40.0	40.2%
Net income allocated to common stockholders	$136.6	$98.2	$38.4	39.1%
Operating income percentage	47.5%	38.3%
Net income percentage	27.4%	22.7%
Diluted—net income per share allocated to common stockholders	$1.52	$1.03

•	The Company's market share of total options contracts traded on U.S. exchanges was 26.4% for the year ended December 31, 2011 compared to 28.7% for the year ended December 31, 2010.

•	Total operating revenues increased due to higher transaction fees, access fees and regulatory fees, partially offset by decreases in market data fees and other revenue.

•
Total operating expenses decreased primarily due to decreases in employee costs, data processing, outside services and trading volume incentives, partially offset by increases in depreciation and amortization and royalty fees.

Significant Events in 2011
The Company and the options industry experienced higher trading volumes during 2011. We believe the higher volume was achieved due to volatility and movements in the financial markets arising primarily out of domestic and international uncertainties surrounding certain political events such as the continued budget issues in Washington, D.C. and the economic unrest and sovereign debt issues in Europe.
Pursuant to an employment agreement with a senior executive, the Company recorded $3.7 million in severance expense for payments in connection with his departure from the company, which is included in employee costs in the Consolidated

Statement of Income for the period ended December 31, 2011.
The Company recorded income tax expense of $4.2 million to reserve for potential additional tax liabilities as a result of an advisory opinion from New York State taxing authorities issued in the third quarter, which attempts to extend the state's taxing power over certain electronic transactions and other fees of out-of-state exchanges going back to 2007.
Operating Revenues
Total operating revenues for the year ended December 31, 2011 were $508.1 million, an increase of $71.0 million, or 16.2%, compared with the prior year. The following summarizes changes in total operating revenues for the year ended December 31, 2011 compared to 2010.

	2011	2010	Inc./(Dec.)	Percent Change
	(in millions)
Transaction fees	$373.1	$330.3	$42.8	13.0%
Access fees	68.7	41.4	27.3	66.0%
Exchange services and other fees	18.2	16.9	1.3	7.9%
Market data fees	19.9	21.3	(1.4)	(6.7)%
Regulatory fees	19.2	15.3	3.9	25.6%
Other revenue	9.0	11.9	(2.9)	(24.2)%
Total operating revenues	$508.1	$437.1	$71.0	16.2%
Transaction Fees
Transaction fees increased 13.0% to $373.1 million for the year ended December 31, 2011, representing 73.4% of total operating revenues, compared with $330.3 million for the prior-year period, or 75.6% of total operating revenues. This increase was largely driven by a 4.4% and 8.3% increase in the average transaction fee per contract and trading volume, respectively. The increase in average transaction fee per contract is impacted by the mix of contracts traded and trading volume. The following summarizes transaction fees by product for 2011 compared to 2010.

	2011	2010	Inc./(Dec.)	Percent Change
	(in millions)
Equities	$84.3	$100.6	$(16.3)	(16.2)%
Indexes	197.3	159.4	37.9	23.8%
Exchange-traded funds	74.4	62.7	11.7	18.7%
Total options transaction fees	356.0	322.7	33.3	10.3%
Futures	17.1	7.6	9.5	125.0%
Total transaction fees	$373.1	$330.3	$42.8	13.0%
Trading Volume
The Company's average daily trading volume ("ADV") was 4.83 million contracts in 2011, an increase of 8.3% compared with 4.46 million for 2010. Total trading days in 2011 and 2010 were two hundred fifty-two. The Company experienced volume increases of 33.3% and 18.7% in options on exchange-traded funds and index options, respectively. These increases were partially offset by a decrease in equity options volume of 9.9%. The Company continued to experience significant growth in futures primarily driven by futures contracts on the VIX index. The following summarizes changes in total trading volume and ADV by product for 2011 compared to 2010.

	2011		2010		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
	(in millions)
Equities	516.1	2.05	572.7	2.27	(9.9)%	(9.9)%
Indexes	320.4	1.27	270.0	1.07	18.7%	18.7%
Exchange-traded funds	368.4	1.46	276.3	1.10	33.3%	33.3%
Total options contracts	1,204.9	4.78	1,119.0	4.44	7.7%	7.7%
Futures contracts	12.0	0.05	4.4	0.02	172.7%	172.7%
Total contracts	1,216.9	4.83	1,123.4	4.46	8.3%	8.3%
Average transaction fee per contract
The average transaction fee per contract was $0.307 in 2011, an increase of 4.4% compared with $0.294 in 2010. Average transaction fee per contract represents transaction fees divided by total contracts. In general, the Company faces continued downward pressure on transaction fees in the markets in which we compete.
The following summarizes average transaction fee per contract by product for 2011 compared to 2010.

	2011	2010	Percent Change
Equities	$0.163	$0.176	(7.4)%
Indexes	0.616	0.591	4.2%
Exchange-traded funds	0.202	0.227	(11.0)%
Total options average transaction fee per contract	0.295	0.288	2.4%
Futures	1.419	1.723	(17.6)%
Total average transaction fee per contract	$0.307	$0.294	4.4%
There are a number of factors that have contributed to the increase in our average transaction fee per contract in 2011 compared to 2010. These include:

•
Product mix—The increase in the average transaction fee per contract reflects a shift in the volume mix by product. Exchange-traded funds and indexes accounted for 30.3% and 26.3% of total contracts traded in 2011, respectively. Index options represent the Company's highest options average transaction fee per contract which coupled with the volume increase contributed to the increase in the total average transaction fee per contract. The Company also experienced significant growth in futures, which generates our highest total average transaction fee per contract.

•
Premium index products—Contract volume in premium index products increased 18.7% in 2011 compared with 2010, primarily due to a 56.9% and 12.9% increase in VIX and SPX options, respectively. As a percentage of total index options volume for the years ended December 31, 2011 and 2010, SPX and VIX options accounted for 61.7% and 30.6%, respectively, and 64.9% and 23.1%, respectively. As a percentage of total index options transaction fees for the years ended December 31, 2011 and 2010, SPX and VIX options accounted for 65.6% and 27.7%, respectively, and 70.0% and 18.8%, respectively.

•
Multiply-listed options fee cap for Clearing Trading Permit Holders — In January 2011, the Company instituted a fee cap on transaction fees in all products except proprietary products. In the aggregate, transaction fees were capped at $75,000 per month per Clearing Trading Permit Holder, except that certain fees did not count towards the cap. We believe the implementation of the multiply-listed fee cap contributed to the reduction in the average transaction fee per contract for both equity options and exchange-traded funds.

•
CBOE proprietary products sliding scale for Clearing Trading Permit Holders— In January 2011, the Company instituted a sliding scale for transaction fees in CBOE proprietary products. Clearing Trading Permit Holder proprietary transaction fees in proprietary products in a month were reduced provided a Clearing Trading Permit Holder reaches certain volume thresholds in multiply-listed options on CBOE in a month. The standard Clearing Trading Permit Holder proprietary transaction fee in CBOE Proprietary Products will be reduced for Clearing Trading Permit Holders that executed at least 375,000 contracts but less than 1,500,000 contracts in multiply-listed options on CBOE in a month, excluding contracts executed in AIM that incurred the AIM Execution Fee. We believe the implementation of the sliding scale contributed to the increase in index volume.

We have and will continue to change our fees in the future in light of the competitive pressures in our industry. These future fee changes may increase or decrease our average transaction fee per contract. Our average transaction fee may also increase or decrease based on changes in trading patterns of market-makers and order-flow providers, which are based on factors not in our control.
At December 31, 2011, there were approximately one hundred CBOE clearing firms, two of which cleared a combined 48% of our billings collected through the OCC in 2011. The next largest clearing firm accounted for approximately 5% of our billings collected through the OCC. No one affiliate of either of the top two clearing firms represented more than 15% of that revenue in 2011 or 2010. Should a clearing firm withdraw from CBOE, we believe the affiliate portion of that firm's trading activity would likely transfer to another clearing firm.
The two largest clearing firms mentioned above clear the majority of the market-maker sides of transactions at CBOE, C2 and at all of the U.S. options exchanges. If either of these firms were to withdraw from the business of market-maker clearing and market-makers were unable to make new clearing arrangements, this could create significant disruption to the U.S. options markets, including ours.
Access Fees
Access fees for the year ended December 31, 2011 increased to $68.7 million from $41.4 million in the comparable prior year period, representing 13.5% and 9.5% of total operating revenues for 2011 and 2010, respectively.
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
In 2011, the Company implemented a sliding scale for market-maker trading permits. The sliding scale provides market-markers a reduced rate if they commit to a minimum number of trading permits for the calendar year.
Exchange Services and Other Fees
Exchange services and other fees for the year ended December 31, 2011 increased 7.9% to $18.2 million from $16.9 million in the comparable period in the prior year. The increase is primarily due to the increase in volume and an increase in rates for customers locating servers in close proximity to the Company's servers.
Market Data Fees
Market data fees decreased 6.7% to $19.9 million for the year ended December 31, 2011 from $21.3 million in the prior year. Market data fees represent income derived from OPRA as well as the Company's market data services. OPRA and Company market data fees for the years ended 2011 and 2010 were $12.9 million and $7.0 million and $15.6 million and $5.7 million, respectively. OPRA income is allocated through OPRA based on each exchange's share of total cleared options transactions. The Company's share of OPRA income for the period ended December 31, 2011 decreased to 21.4% from 25.9% for the same period in 2010 as a result of a decrease in the Company's share of total cleared options transactions. The Company's market data services provide users with current and historical options and futures data. The increase in the Company's market data fees is primarily due to the introduction of new market data products in 2011.
Regulatory Fees
Regulatory fees increased 25.6% for the year ended 2011 to $19.2 million from $15.3 million in the same period in the prior year. The increase in regulatory fees was primarily due to higher trading volume and an increase in the rates charged for regulatory functions as compared to the same period in 2010.
Other Revenue
Other revenue was $9.0 million for the year ended 2011 compared with $11.9 million for the comparable period in 2010, representing a decrease of $2.9 million. In the fourth quarter of 2010, the Company recognized $4.4 million of prior period transaction fees to adjust for coding errors made by a CBOE exchange participant. The coding errors were identified through a review conducted by the Company's regulatory division. Excluding the $4.4 million, other revenue increased by $1.5 million. This increase was primarily due to increased licensing revenues for the VIX methodology and other miscellaneous revenue.
Operating Expenses
Total operating expenses decreased $3.3 million, or 1.2%, to $266.5 million for the year ended 2011 from $269.8 million in the year ago period. This decrease was primarily due to lower employee costs, data processing, outside services and trading volume incentives, partially offset by higher depreciation and amortization and royalty fees. Expenses decreased to 52.5% of total operating revenues in the year ended 2011 compared with 61.7% in the same period in 2010.
The following summarizes changes in operating expenses for the year ended December 31, 2011 compared to 2010.

	2011	2010	Inc./(Dec.)	Percent Change
	(in millions)
Employee costs	$104.5	$106.2	$(1.7)	(1.6)%
Depreciation and amortization	34.1	29.9	4.2	14.0%
Data processing	17.9	19.5	(1.6)	(8.2)%
Outside services	27.3	31.2	(3.9)	(12.5)%
Royalty fees	47.8	41.4	6.4	15.5%
Trading volume incentives	14.2	21.3	(7.1)	(33.3)%
Travel and promotional expenses	9.8	9.6	0.2	2.1%
Facilities costs	5.4	5.8	(0.4)	(6.9)%
Other expense	5.5	4.9	0.6	12.2%
Total operating expenses	$266.5	$269.8	$(3.3)	(1.2)%
Employee Costs
For the year ended December 31, 2011, employee costs were $104.5 million, or 20.6% of total operating revenues, compared with $106.2 million, or 24.3% of total operating revenues, in the same period in 2010. This represented a decrease of $1.7 million, or 1.6%. The decrease was primarily attributed to a reduction in stock-based compensation of $8.2 million. In 2010, the Company recorded an expense of $20.8 million consisting of the recognition of $7.8 million and $13.0 million of stock-based compensation reflecting: (a) the recurring recognition of expense due to the awarding of restricted stock to employees and (b) the accelerated recognition of expense for certain executives due to provisions contained in agreements regarding their employment, respectively. Stock-based compensation expense for 2011 included $12.2 million and $0.5 million reflecting: (a) the recurring recognition of expense due to the awarding of restricted stock to employees and (b) the accelerated recognition of expense for directors that left the board in May 2011. Recurring stock-based compensation increased $4.3 million over the prior year due to the current period reflecting twelve months of expense compared to six and a half months in the prior year. The decrease in stock-based compensation was partially offset by increases in accrued incentive compensation, which is aligned with the Company's performance, and an increase in severance expenses of $3.7 million due to the departure of a senior executive pursuant to his employment agreement with the Company.
Depreciation and Amortization
Depreciation and amortization increased by $4.2 million to $34.1 million for the year ended December 31, 2011 compared with $29.9 million for the same period in 2010, primarily reflecting additions to fixed assets placed in service in 2011 and 2010. With the launch of C2 on October 29, 2010, assets totaling approximately $24.4 million were reclassified from construction and software in progress to furniture and equipment and data processing and other software, respectively. The depreciation expense for these assets totaled $5.4 million and $0.8 million in 2011 and 2010, respectively. In addition to the launch of C2, the Company has purchased systems hardware and software to enhance systems functionality and expand capacity. Depreciation and amortization charges represented 6.7% and 6.8% of total operating revenues for the years ended 2011 and 2010, respectively.
Data Processing
Data processing expenses decreased $1.6 million to $17.9 million for the year ended December 31, 2011 compared with $19.5 million in the prior-year period, representing 3.5% and 4.5% of total operating revenues in the years ended 2011 and 2010, respectively. The decrease in data processing expenses is primarily due to upgrades in hardware technology allowing for reduced maintenance costs, fewer subscriptions to external data resources due to migration from open outcry to electronic trading and growth in external extranet vendors/connectivity, which reduced managed network costs.
Outside Services
Expenses related to outside services decreased to $27.3 million for the year ended 2011 from $31.2 million in the prior-year period and represented 5.4% and 7.1% of total operating revenues, respectively. The $3.9 million decrease primarily reflected a reduction in legal and consulting fees.

The Company received an insurance reimbursement for legal expenses of $0.9 million for the year ended December 31, 2010.
Royalty Fees
Royalty fees for the year ended December 31, 2011 were $47.8 million compared with $41.4 million for the prior year period, an increase of $6.4 million. This increase was the direct result of higher trading volume in CBOE’s licensed index products in 2011 compared with the same period in 2010. Royalty fees represented 9.4% and 9.5% of total operating revenues for the years ended 2011 and 2010, respectively.
Trading Volume Incentives
Trading volume incentives decreased $7.1 million to $14.2 million for the year ended December 31, 2011 compared to $21.3 million for the same period a year ago, representing 2.8% and 4.9% of total operating revenues in the years ended 2011 and 2010, respectively. The decrease was primarily due to a modification in the criteria for contracts qualifying for certain quantity-based fee waivers.
Operating Income
As a result of the items above, operating income in 2011 was $241.6 million compared to $167.3 million in 2010, an increase of $74.3 million.
Other Expense
Net Loss from Investment in Affiliates
Net loss from investment in affiliates was $0.8 million for the year ended December 31, 2011 compared with $2.3 million for the same period in the prior year. The loss in 2011 reflected the Company's share of the operating loss of Signal Trading Systems, LLC and the impairment of the carrying value of our investment in NSX Holdings, Inc. The loss in 2010 primarily represented an impairment in our investment in OneChicago of $1.6 million.
Other Borrowing Costs
On December 23, 2008, the Company entered into a senior credit facility with three financial institutions. The credit agreement expired on December 23, 2011 and was not renewed. These costs reflected the payment of commitment fees and amortization of deferred financing costs associated with the credit facility which totaled $0.9 million for the years ended December 31, 2011 and 2010. There were no borrowings against the credit facility in 2011 or 2010.
Income before Income Taxes
As a result of the items above, income before income taxes in 2011 was $240.1 million compared to $164.6 million in 2010, an increase of $75.5 million.
Income Tax Provision
For the year ended December 31, 2011, the income tax provision was $100.7 million compared with $65.2 million for the same period in 2010. This increase was directly related to higher income before income taxes and an increase in the effective tax rate. The effective tax rate was 41.9% and 39.6% for the years ended December 31, 2011 and 2010, respectively. The higher rate primarily reflects the impact of an increase in the Illinois tax rate effective January 1, 2011 and a charge taken of $4.2 million to reserve for potential additional tax liabilities as a result of an advisory opinion from New York State taxing authorities issued in the third quarter, which attempted to extend the state's taxing power over certain electronic transactions and other fees of out-of-state exchanges going back to 2007. These increases were partially offset by current and prior years income tax credits for research and development costs and a reduction in our deferred Illinois apportionment factor rate. In December 2011, the State of Illinois enacted a tax bill which resulted in a reduction of statutory apportionment rates assigned to the Company. The statutory apportionments affect all non-physical floor receipts attributed to matching, execution and clearing transactions. The change in apportionment rate resulted in a $0.7 million reduction in deferred tax liabilities.
Net Income
As a result of the items above, net income allocated to common stockholders in 2011 was $136.6 million compared to $98.2 million in 2010, an increase of $38.4 million. Basic and diluted net income per share allocated to common stockholders were $1.52 and $1.03 for the years ended December 31, 2011 and 2010, respectively.
Year ended December 31, 2010 compared to the year ended December 31, 2009

Overview
The following summarizes changes in financial performance for the year ended December 31, 2010 compared to 2009.

	2010	2009	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$437.1	$426.1	$11.0	2.6%
Total operating expenses	269.8	248.5	21.3	8.6%
Operating income	167.3	177.6	(10.3)	(5.8)%
Total other expense	(2.7)	(0.4)	2.3	575.0%
Income before income taxes	164.6	177.2	(12.6)	(7.1)%
Income tax provision	65.2	70.8	(5.6)	(7.9)%
Net income	$99.4	$106.4	$(7.0)	(6.6)%
Net income allocated to common stockholders	$98.2	$106.4	$(8.2)	(7.7)%
Operating income percentage	38.3%	41.7%
Net income percentage	22.7%	25.0%
Diluted—net income per share allocated to common stockholders	$1.03	$1.17

•	The Company's market share of total options contracts traded on U.S. exchanges was 28.7% for the year ended December 31, 2010 compared to 31.4% for the year ended December 31, 2009.

•	Total operating revenues increased due to higher transaction fees, market data fees and other revenue, partially offset by decreases in access fees and exchange services and other fees.

•
In 2009, the Company recorded revenue of $38.3 million in access fees and $2.1 million of expense as a result of the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement.

•	Total operating expenses increased primarily due to increases in employee costs and royalty fees, partially offset by decreases in trading volume incentives and data processing costs.

•	Total other expense increased primarily due to the recognition of an impairment in the Company's investment in OneChicago of $1.6 million and a reduction in interest income.
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
On June 15, 2010, trading of CBOE Holdings unrestricted common stock commenced on the NASDAQ Global Select Market under the trading symbol CBOE.
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

	2010		2009		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
	(in millions)
Equities	572.7	2.27	634.7	2.52	(9.8)%	(9.8)%
Indexes	270.0	1.07	222.8	0.88	21.2%	21.2%
Exchange-traded funds	276.3	1.10	277.3	1.10	(0.4)%	(0.3)%
Total options contracts	1,119.0	4.44	1,134.8	4.50	(1.4)%	(1.3)%
Futures contracts	4.4	0.02	1.2	0.01	266.7%	266.7%
Total contracts	1,123.4	4.46	1,136.0	4.51	(1.1)%	(1.1)%
Average transaction fee per contract
The average transaction fee per contract was $0.294 in 2010, an increase of 6.1% compared with $0.277 in 2009. Average transaction fee per contract represents transaction fees divided by total contracts. The following summarizes average transaction fee per contract by product for 2010 compared to 2009.

	2010	2009	Percent Change
Equities	$0.176	$0.181	(2.8)%
Indexes	0.591	0.567	4.2%
Exchange-traded funds	0.227	0.255	(11.0)%
Total options transaction fee per contract	0.288	0.275	4.7%
Futures	1.723	1.989	(13.4)%
Total average transaction fee per contract	$0.294	$0.277	6.1%
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

•
Premium index products—Contract volume in premium products increased in 2010 compared with 2009, primarily due to a 13.2% and 87.4% increase in SPX and VIX options, respectively. As a percentage of total index options volume for the years ended December 31, 2010 and 2009, SPX and VIX options accounted for 64.9% and 23.1%, respectively, and 69.5% and 15.0%, respectively. As a percentage of total index options transaction fees for the years ended December 31, 2010 and 2009, SPX and VIX options accounted for 70.0% and 18.8%, respectively, and 73.3% and 12.4%, respectively.

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

•
Impact of clearing firm sliding scale—CBOE has a program that, based on attainment of certain volume levels, allows clearing firms to be assessed reduced transaction fees within a specific month. The program provides for a reduction of transaction fees at five distinct volume levels. Each level achieved provides a further reduction in transaction fees. The clearing firm sliding scale applies to clearing firms' proprietary orders in all products except for certain excluded orders. For the year ended December 31, 2010, the number of transactions that occurred at a lower price on the clearing firm sliding scale increased compared to the prior-year period due to an increase in permit holders qualifying for the reduced fees, an increase in the number of contracts traded by those permit holders and an increase in the number of contracts traded by the permit holders achieving the highest level of reduced fees. We believe the increase in qualifying permit holders and contracts qualifying for the largest fee reduction negatively impacted average transaction fee per contract in general and was the primary contributor to the decrease in the per contract fee received for equities.

•
99 or less contracts—Effective May 2009, CBOE waived transaction fees for customer orders of 99 contracts or less in the exchange-traded fund category. We believe the waived contract fees were a contributing factor to the reduction of average transaction fee per contract for exchange-traded funds for the year ended December 31, 2010 as compared to the same period in 2009.

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
In 2009, access fees revenue primarily resulted from the recognition of $38.3 million in Temporary Member access fees due to the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement and $5.8 million in interim trading permit revenue. The $38.3 million includes $24.1 million of fees collected in 2008 and 2007, included in deferred revenue at December 31, 2008, pending final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. These amounts were partially offset by $1.9 million paid by CBOE to compensate Members for unleased memberships in accordance with the interim trading permit program. CBOE operated the interim trading permit program and lessor compensation plan from July 2008 until the demutualization in June 2010.
Exchange Services and Other Fees
Exchange services and other fees for the year ended December 31, 2010 decreased 25.2% to $16.9 million from $22.6 million in the comparable period in the prior year. The decrease can primarily be attributed to the elimination of Hybrid electronic quoting fees on January 1, 2010, which totaled a net assessed amount of $3.7 million for the year ended December 31, 2009. The remainder of the decrease was primarily due to an overall reduction in fees charged for data services provided by exchanges and other information vendors to exchange participants due to a reduction in demand for the services.
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
Employee Costs
For the year ended December 31, 2010, employee costs were $106.2 million, or 24.3% of total operating revenues, compared with $84.5 million, or 19.8% of total operating revenues, in the same period in 2009. This represents an increase of $21.7 million, or 25.7%. The increase was primarily attributed to stock-based compensation expense of $20.8 million and increased severance expense of $0.6 million from targeted staff reductions. The $20.8 million consisted of the recognition of $7.8 million and $13.0 million of stock-based compensation reflecting: (a) the recurring recognition of expense due to the awarding of restricted stock to employees and (b) the accelerated recognition of expense for certain executives due to provisions contained in agreements regarding their employment, respectively.
Depreciation and Amortization
Depreciation and amortization increased by $2.4 million to $29.9 million for the year ended December 31, 2010 compared with $27.5 million for the same period in 2009, primarily reflecting additions to fixed assets placed in service in 2010 and 2009. When C2 began operations on October 29, 2010, assets totaling approximately $24.4 million were reclassified from construction and software in progress to furniture and equipment and data processing and other software, respectively. The depreciation expense for these assets totaled $0.8 million in 2010. The remaining increase in depreciation was primarily attributable to fixed asset additions for purchases of systems hardware and software to enhance system functionality and expand capacity. Depreciation and amortization charges represented 6.8% and 6.5% of total operating revenues for the years ended 2010 and 2009, respectively.
Data Processing
Data processing expenses decreased $1.0 million to $19.5 million for the year ended December 31, 2010 compared with $20.5 million in the prior-year period, representing 4.5% and 4.8% of total operating revenues in the years ended 2010 and 2009, respectively. The decrease in data processing expenses was primarily due to upgrades in hardware technology allowing for reduced maintenance costs, fewer subscriptions to external data resources due to migration from open outcry to electronic trading and growth in external extranet vendors/connectivity, which reduced managed network costs.
Outside Services
Expenses related to outside services increased to $31.2 million for the year ended 2010 from $30.7 million in the prior-year period and represented 7.1% and 7.2% of total operating revenues, respectively. The $0.5 million increase primarily reflected higher legal, accounting and auditing expenses partially offset by a decrease in consulting fees.
The Company received insurance reimbursements for legal expenses of $0.9 million for the years ended December 31, 2010 and 2009.
Royalty Fees
Royalty fees expense for the year ended December 31, 2010 was $41.4 million compared with $33.1 million for the prior year period, an increase of $8.3 million, or 25.1%. This increase was directly related to an increase in trading volume in CBOE's licensed options products and a fee increase on certain licensed index products for the year ended 2010 compared with 2009. Royalty fees represented 9.5% and 7.8% of total operating revenues for the years ended 2010 and 2009, respectively.
Trading Volume Incentives

Trading volume incentives decreased $7.3 million to $21.3 million for the year ended December 31, 2010 compared to $28.6 million for the prior year period, representing 4.9% and 6.7% of total operating revenues in the years ended 2010 and 2009, respectively. The decrease reflects a reduction of $8.2 million from the market linkage program, reflecting a reduction in customer orders routed to CBOE and changes in fees for this program implemented in 2010, partially offset by a $0.9 million increase for an incentive program for market-makers related to Penny Pilot classes that increased due to the higher trading volume in those classes under the Penny Pilot program.
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
Other Expenses
Other expenses totaled $4.9 million for the year ended 2010, a decrease of $0.7 million from the prior year. The decrease is due to charges incurred in 2009 in connection with ending the autoquote subsidy program resulting in a decrease in other expenses of $0.5 million. Other expenses were 1.1% and 1.3% of total operating revenues for the years ended December 31, 2010 and 2009, respectively.
Operating Income
As a result of the items above, operating income in 2010 was $167.3 million compared to $177.6 million in 2009, a reduction of $10.3 million.
Other Expense
Investment Income
Investment income was $0.5 million for the year ended December 31, 2010, representing a 68.8% decline compared with $1.6 million for the same period in 2009. The drop in investment income was due to lower yields realized on more invested cash in 2010 compared with 2009 and the Company recognized $0.4 million in interest on deferred access fees in the fourth quarter of 2009 due to the final non-appeal resolution of the Settlement Agreement. The interest was recorded on fees assessed and collected in 2007 and 2008.
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
Other Borrowing Costs
On December 23, 2008, the Company entered into a senior credit facility with three financial institutions. The credit agreement was a three-year revolving credit facility of up to $150 million and expired on December 23, 2011. We paid a commitment fee on the unused portion of the facility. The commitment fee and amortization of deferred financing costs associated with the credit facility totaled $0.9 million for the years ended December 31, 2010 and 2009. There were no borrowings against the credit facility in 2010 or 2009.
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
Net Income
As a result of the items above, net income allocated to common stockholders in 2010 was $98.2 million compared to $106.4 million in 2009, a reduction of $8.2 million. Basic and diluted net income per share allocated to common stockholders were $1.03 and $1.17 for the years ended December 31, 2010 and 2009, respectively.
Liquidity and Capital Resources
Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures and includes actual and anticipated quarterly dividend payments and common stock repurchases under the announced program. We expect to use cash on hand at December 31, 2011 and funds generated from operations to continue to meet our 2012 cash requirements.
Cash Flows
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Operating Activities
Net cash provided by operating activities was $203.1 million and $134.9 million for the years ended 2011 and 2010, respectively. The increase in net cash provided by operating activities was primarily due to higher transaction fees resulting from higher trading volumes and a shift in product mix and increased profitability. Net cash provided by operating activities was $63.7 million higher than net income for the fiscal year ended December 31, 2011. The net increase was mainly a result of $34.1 million in depreciation and amortization, the recognition of stock-based compensation totaling $12.6 million and increase in income taxes payable of $9.0 million.
Investing Activities
Net cash flows used in investing activities totaled $30.3 million and $32.5 million for the year ended December 31, 2011 and 2010, respectively. Expenditures for capital and other assets totaled $29.1 million and $23.6 million for the years ended December 31, 2011 and 2010, respectively, primarily representing purchases of systems hardware and software. The Company made investments in IPXI Holdings, LLC for $1.3 million and Signal Trading Systems, LLC for $8.0 million in 2011 and 2010, respectively.
Financing Activities
Net cash flows used in financing activities totaled $91.7 million and $432.3 million for the years ended December 31, 2011 and 2010, respectively. The decrease in net cash flows used in financing activities resulted primarily from the prior year payment of the exercise right privilege of $300.0 million due to the completion of the restructuring transaction, the special dividend declared and paid to the holders of the Class A and Class B common stock totaling $113.4 million, the payment of quarterly dividends totaling $19.7 million and the completion of two concurrent tender offers for shares of Class A-1 and Class A-2 common stock totaling $299.2 million, collectively, partially offset by net proceeds received from the initial public offering of CBOE Holdings common stock of $301.2 million. For the period ended December 31, 2011, net cash flows used in financing activities consisted of $47.0 million in unrestricted common stock purchases under the Company's share repurchase program, $40.4 million for the payment of dividends and $4.3 million for other shares purchased, which consisted of unrestricted common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock.
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
Investing Activities
Net cash flows used in investing activities totaled $32.5 million and $10.3 million for the year ended December 31, 2010 and 2009, respectively. Expenditures for capital and other assets totaled $23.6 million and $38.0 million for the year ended December 31, 2010 and 2009, respectively. The majority of capital expenditures in both years were for the enhancement or the expansion of the Company's trading technology and applications. In 2009, the funds used for capital expenditures were offset in part by the decrease in restricted funds of $26.2 million due to the recognition of CBOE Temporary Member access fees resulting from the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement. The higher amount of capital expenditures in 2009 compared to 2010 was primarily due to the level of expenditures in 2009 for the development of C2.
Financing Activities
Net cash flows used in financing activities totaled $432.3 million and $0.1 million for the year ended December 31, 2010 and 2009, respectively. Net cash flows used in financing activities for the year ended December 31, 2010 resulted primarily from the payment of the exercise right privilege of $300.0 million due to the completion of the restructuring transaction, the special dividend declared and paid to the holders of the Class A and Class B common stock totaling $113.4 million, the payment of quarterly dividends totaling $19.7 million and the completion of two concurrent tenders offers for shares of Class A-1 and A-2 common stock totaling $299.2 million, collectively, partially offset by net proceeds received from the initial public offering of CBOE Holdings common stock of $301.2 million.
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
Credit Facility
The Company entered into a credit agreement dated as of December 23, 2008 with The Bank of America, N.A., as administrative agent, and the other lenders party thereto that expired on December 23, 2011 and was not renewed by the Company.
Off-Balance Sheet Arrangements
We currently do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Lease and Contractual Obligations
The Company leases office space in downtown Chicago, Illinois for its Regulatory Division, in a suburb of Chicago for its disaster recovery center, in New York City for certain marketing activities and in Secaucus, New Jersey for C2, with lease terms remaining from 8 months to 68 months as of December 31, 2011. Total rent expense related to these lease obligations for the year ended December 31, 2011 and 2010 were $3.2 million and $3.2 million, respectively. In addition, the Company has contractual obligations related to certain advertising programs and licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements that total $13.3 million for the next five years and $1.5 million for the five years thereafter. Future minimum payments under these non-cancelable lease and advertising agreements were as follows at December 31, 2011 (in thousands):

	Total(1)	Less than 1 year	1 - 3 years	3 - 5 years
Operating leases	$4,865	$2,703	$1,939	$223
Advertising obligations	1,452	1,452	—	—
Total	$6,317	$4,155	$1,939	$223

(1)	Gross unrecognized income tax liabilities, including interest and penalties, of $12.2 million are not included in the table due to uncertainty about the date of their settlement.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents. We have no long-term or short-term debt. The Company does not trade options for its own account.
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents. As of December 31, 2011 and 2010, our cash and cash equivalents were $134.9 million and $53.8 million, respectively. We invest available cash in highly liquid, short-term investments, such as money market funds and U.S. Treasury securities. Our investment policy is to preserve capital and liquidity. A hypothetical three basis point decrease in short-term interest rates would decrease annual earnings by $38,000, assuming no change in the amount or composition of our cash and cash equivalents.
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CBOE Holdings, Inc. and Subsidiaries
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of CBOE Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders'/ members' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CBOE Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CBOE Holdings, Inc. and Subsidiaries
Chicago, Illinois

We have audited the internal control over financial reporting of CBOE Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and, effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 28, 2012

CBOE Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2011 and December 31, 2010

(in thousands, except share amounts)	December 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$134,936	$53,789
Accounts receivable—net allowances of $304 and $108	37,578	37,746
Marketing fee receivable	5,195	7,815
Income taxes receivable	6,756	5,537
Other prepaid expenses	4,152	4,510
Other current assets	1,065	537
Total Current Assets	189,682	109,934
Investments in Affiliates	14,305	12,615
Land	4,914	4,914
Property and Equipment:
Construction in progress	1,264	1,729
Building	60,917	60,917
Furniture and equipment	252,905	240,711
Less accumulated depreciation and amortization	(238,288)	(221,273)
Total Property and Equipment—Net	76,798	82,084
Other Assets:
Software development work in progress	6,168	1,131
Data processing software and other assets (less accumulated amortization—2011, $121,173; 2010, $107,770)	36,001	43,434
Total Other Assets—Net	42,169	44,565
Total	$327,868	$254,112
Liabilities and Stockholders'/Members' Equity
Current Liabilities:
Accounts payable and accrued expenses	$46,071	$40,084
Marketing fee payable	5,765	8,349
Deferred revenue and other liabilities	351	280
Post-retirement medical benefits	100	103
Total Current Liabilities	52,287	48,816
Long-term Liabilities:
Post-retirement medical benefits	1,781	1,782
Income taxes payable	12,185	3,165
Other long-term liabilities	3,906	3,993
Deferred income taxes	21,439	20,482
Total Long-term Liabilities	39,311	29,422
Commitments and Contingencies
Total Liabilities	91,598	78,238
Stockholders' Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 90,781,222 issued and 88,768,885 outstanding at December 31, 2011; 51,786,717 issued and outstanding at December 31, 2010	908	518
Class A-2 common stock, $0.01 par value: 45,366,690 shares authorized; none and 38,297,994 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	383
Additional paid-in-capital	55,469	42,858
Retained earnings	232,121	133,087
Treasury stock at cost – 2,012,337 shares at December 31, 2011 and no shares at December 31, 2010	(51,329)	—
Accumulated other comprehensive loss	(899)	(972)
Total Stockholders' Equity	236,270	175,874
Total	$327,868	$254,112
See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2011, 2010 and 2009

	Year Ended	Year Ended	Year Ended
(in thousands, except per share amounts)	December 31, 2011	December 31, 2010	December 31, 2009
Operating Revenues:
Transaction fees	$373,065	$330,264	$314,506
Access fees	68,693	41,384	45,084
Exchange services and other fees	18,181	16,845	22,647
Market data fees	19,906	21,343	20,506
Regulatory fees	19,243	15,315	15,155
Other revenue	9,056	11,953	8,184
Total Operating Revenues	508,144	437,104	426,082
Operating Expenses:
Employee costs	104,454	106,243	84,481
Depreciation and amortization	34,094	29,891	27,512
Data processing	17,933	19,501	20,475
Outside services	27,310	31,245	30,726
Royalty fees	47,822	41,353	33,079
Trading volume incentives	14,239	21,294	28,631
Travel and promotional expenses	9,812	9,569	10,249
Facilities costs	5,400	5,801	5,624
Exercise Right appeal settlement	—	—	2,086
Other expenses	5,448	4,866	5,634
Total Operating Expenses	266,512	269,763	248,497
Operating Income	241,632	167,341	177,585
Other Income/(Expense):
Investment income	142	475	1,607
Net loss from investment in affiliates	(811)	(2,297)	(1,087)
Interest and other borrowing costs	(879)	(896)	(875)
Total Other Income/(Expense)	(1,548)	(2,718)	(355)
Income Before Income Taxes	240,084	164,623	177,230
Income tax provision	100,678	65,227	70,779
Net Income	139,406	99,396	106,451
Net Income allocated to participating securities	(2,824)	(1,230)	—
Net Income allocated to common stockholders	$136,582	$98,166	$106,451
Net income per share allocated to common stockholders (Note 17)
Basic	$1.52	$1.03	$1.17
Diluted	1.52	1.03	1.17
Weighted average shares used in computing net income per share
Basic	89,994	95,754	90,733
Diluted	89,994	95,754	90,733
See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2011, 2010 and 2009

	Year Ended	Year Ended	Year Ended
(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009

Net Income	$139,406	$99,396	$106,451

Comprehensive Income (Loss) - net of tax:
Post retirement benefit obligation	73	(171)	23

Comprehensive Income	139,479	99,225	106,474
Comprehensive Income allocated to participating securities	(2,831)	(1,228)	—
Comprehensive Income allocated to common stockholders	$136,648	$97,997	$106,474

See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009

	Year Ended	Year Ended	Year Ended
(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Cash Flows from Operating Activities:
Net Income	$139,406	$99,396	$106,451
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	34,094	29,891	27,512
Other amortization	90	69	213
Provision for deferred income taxes	940	21	1,367
Stock-based compensation	12,618	20,801	—
Equity in loss of affiliates	352	677	899
Impairment of investment in affiliates and other assets	459	1,620	188
Loss on disposition of property	1,225	139	—
Changes in assets and liabilities:
Accounts receivable	168	(7,309)	(959)
Marketing fee receivable	2,620	1,156	(1,068)
Income taxes receivable	(1,219)	(3,954)	7,864
Prepaid expenses	704	535	462
Other receivable	—	2,086	(2,086)
Other current assets	(528)	(85)	99
Accounts payable and accrued expenses	5,784	(3,334)	(8,155)
Marketing fee payable	(2,584)	(1,437)	460
Deferred revenue and other liabilities	(16)	(12)	(25,928)
Post-retirement benefit obligations	(4)	(9)	(1)
Income taxes payable	9,020	350	(240)
Settlement with appellants	—	(3,000)	3,000
Access fees subject to fee-based payment	—	(2,688)	2,688
Net Cash Flows provided by Operating Activities	203,129	134,913	112,766
Cash Flows from Investing Activities:
Restricted funds—temporary access fees	—	—	26,157
Capital and other assets expenditures	(29,143)	(23,556)	(37,997)
Investment in Signal Trading Systems, LLC	—	(7,990)	—
Investment in IPXI Holdings, LLC	(1,250)	—	—
Other	112	(998)	1,500
Net Cash Flows used in Investing Activities	(30,281)	(32,544)	(10,340)
Cash Flows from Financing Activities:
Payment for debt issuance costs	—	(23)	(119)
Payment of quarterly dividends	(40,372)	(19,661)	—
Purchase of unrestricted stock from employees	(4,339)	—	—
Purchase of unrestricted common stock under announced program	(46,990)	—	—
Exercise Right privilege payable	—	(300,000)	—
Net proceeds from issuance of unrestricted common stock	—	301,238	—
Payment of special dividend	—	(113,417)	—
Tender offer for Class A-1 common stock	—	(149,595)	—
Tender offer for Class A-2 common stock	—	(149,595)	—
Other stock repurchases	—	(1,257)	—
Net Cash Flows used in Financing Activities	(91,701)	(432,310)	(119)
Net Increase (Decrease) in Cash and Cash Equivalents	81,147	(329,941)	102,307
Cash and Cash Equivalents at Beginning of Period	53,789	383,730	281,423
Cash and Cash Equivalents at End of Period	$134,936	$53,789	$383,730
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$93,224	$70,289	$61,495
Non-cash activities:
Change in post-retirement benefit obligation	(90)	289	(51)
Unpaid liability to acquire equipment and software	1,537	2,744	2,313
Unpaid liability for investment in Signal Trading Systems, LLC	—	3,833	—
Unpaid liability for investment in IPXI Holdings, LLC	1,250	—	—
Exercise Right privilege payable	—	—	300,000
See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders'/Members' Equity
Years Ended December 31, 2011, 2010 and 2009

(in thousands)	Members' Equity	Preferred Stock	Unrestricted Common Stock	Class A and B Common Stock	Class A-1 and A-2 Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders'/ Members' Equity
Balance—December 31, 2008	$19,574	$—	$—	$—	$—	$2,592	$360,318	$—	$(824)	$381,660
Net income							106,451			106,451
Post-retirement benefit obligation adjustment—net of tax expense of $28									23	23
Exercise right privilege payable							(300,000)			(300,000)
Balance—December 31, 2009	19,574	—	—	—	—	2,592	166,769	—	(801)	188,134
Conversion of all Exchange Seats into shares of Class A common stock	(19,574)			744		18,830				—
Issuance of Class B common stock as set forth in the Settlement Agreement				163		(163)				—
Cash dividends on common stock							(113,417)			(113,417)
Conversion of Class A and Class B common stock into unrestricted common stock in connection with the sale by selling stockholders			21	(21)						—
Initial public offering of unrestricted common stock, net of underwriting and offering expense			113			301,125				301,238
Automatic conversion of the shares of Class A and Class B common stock not converted into unrestricted common stock and sold in the initial public offering into Class A-1 and A-2 common stock				(886)	886					—
Cash dividends on common stock							(19,661)			(19,661)
Tender Offer for Class A-1 Common Stock					(59)	(149,536)				(149,595)
Tender Offer for Class A-2 Common Stock					(60)	(149,535)				(149,595)
Automatic conversion of Class A-1 to Unrestricted Common Stock			384		(384)					—
Other stock purchases			—		—	(1,257)				(1,257)
Stock based compensation						20,802				20,802
Net income							99,396			99,396
Post-retirement benefit obligation adjustment—net of tax benefit of $118									(171)	(171)
Balance—December 31, 2010	—	—	518	—	383	42,858	133,087	—	(972)	175,874
Automatic conversion of the shares of Class A-2 into unrestricted common stock			383	—	(383)					—
Cash dividends on common stock							(40,372)			(40,372)
Stock-based compensation						12,618				12,618
Issuance of vested restricted stock granted to employees			7			(7)				—
Purchase of unrestricted common stock								(51,329)		(51,329)
Net income							139,406			139,406
Post-retirement benefit obligation adjustment—net of tax expense of $17									73	73
Balance—December 31, 2011	$—	$—	$908	$—	$—	$55,469	$232,121	$(51,329)	$(899)	$236,270
See notes to consolidated financial statements.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011, 2010 and 2009
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business—CBOE Holdings, Inc. ("CBOE Holdings" or the "Company") is the holding company of registered securities exchanges, subject to oversight by the Securities and Exchange Commission (the "SEC") and as a designated contract market under the jurisdiction of the Commodity Futures Trading Commission ("CFTC"). Our principal business is providing a marketplace for the trading of options on individual equities, exchange-traded funds and various indexes.
Basis of Presentation—The consolidated financial statements include the accounts and results of operations of CBOE Holdings and its wholly-owned subsidiaries: Chicago Board Options Exchange, Incorporated ("CBOE"), C2 Options Exchange, Incorporated ("C2"), CBOE Futures Exchange, LLC ("CFE"), Market Data Express, LLC, Chicago Options Exchange Building Corporation, CBOE, LLC and DerivaTech Corporation. Inter-company balances and transactions have been eliminated in consolidation. The Company reports the results of its operations in one reporting segment.
Concentrations of Credit Risk—The Company's financial instruments, consisting primarily of cash and cash equivalents and account receivables, are exposed to concentrations of credit risk. The Company places its cash and cash equivalents with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the creditworthiness of the financial institutions with which it does business. Accounts receivable are primarily collected through the OCC (formerly the Options Clearing Corporation) and are with large, highly-rated clearing firms; therefore, concentrations of credit risk are limited.
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
Revenue recognition policies for specific sources of revenue are discussed below:
Transaction Fees:    Transaction fee revenue is considered earned upon the execution of a trade and is recognized on a trade date basis. The Company's C2 exchange uses a maker-taker pricing model for its multiply-listed exchange traded options in which orders that take liquidity from the marketplace are charged a transaction fee, dependent on origin type, and orders that provide liquidity to the marketplace may receive a rebate for doing so, dependent on origin type. Transaction fee revenue from C2 is recorded net of the maker rebate.
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
Market Data Fees:    Market data fee revenue includes Options Price Reporting Authority ("OPRA") income and Company market data services. OPRA is a limited liability company consisting of representatives of the member exchanges and is authorized by the SEC to provide consolidated options information. OPRA income is allocated based upon the individual exchanges relative volume of total cleared options transactions. The Company receives monthly estimates of OPRA's

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2011, 2010 and 2009

distributable revenue (See Note 5). Company market data service fees represent fees charged for current and historical options and futures data. Market data services are recognized in the period the data is provided.
Regulatory Fees:    Regulatory fees are assessed primarily based upon customer contracts cleared and are recognized on a trade-date basis.
Concentration of Revenue:    At December 31, 2011, there were approximately one hundred CBOE clearing firms, two of which cleared a combined 48% of our billings collected through the OCC in 2011. The next largest clearing firm accounted for approximately 5% of our billings collected through the OCC. No one affiliate of either of the top two clearing firms represented more than 15% of that revenue in 2011 or 2010. Should a clearing firm withdraw from CBOE, we believe the affiliate portion of that firm's trading activity would likely transfer to another clearing firm.
The two largest clearing firms mentioned above clear the majority of the market-maker sides of transactions at CBOE, C2 and at all of the U.S. options exchanges. If either of these firms were to withdraw from the business of market-maker clearing, and market-makers were unable to make new clearing arrangements, this could create significant disruption to the U.S. options markets, including ours.
Trading Volume Incentives—Trading volume incentives consist of market linkage expenses incurred to send certain orders to other exchanges. If a competing exchange quotes a better price, we route the customer's order to that exchange and pay certain of the associated costs. Regardless of whether the transaction is traded at our exchanges, the order flow potential enhances our overall market position and participation and provides cost savings to customers. Market linkage expenses vary based on the volume of contracts linked to other exchanges and fees charged by other exchanges. Costs incurred to send certain orders to other exchanges are passed-through to the original order sending firm.
Advertising Costs—Advertising costs, including sponsorships with local professional sports organizations, print advertising and production costs, product promotion campaigns and seminar, conference and convention costs related to trade shows and other industry events, are expensed as incurred or amortized over the professional sports organization season. The Company incurred advertising costs of $5.5 million, $5.5 million and $5.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
Investments in Affiliates—Investments in affiliates represent investments in OCC, Signal Trading Systems, LLC ("Signal Trading"), IPXI Holdings, LLC ( "IPXI") and CBOE Stock Exchange, LLC ("CBSX").
The investment in OCC (20% of its outstanding stock) is carried at cost because of the Company's inability to exercise significant influence.
We account for the investment in Signal Trading under the equity method due to the substantive participating rights provided to the other limited liability company member, FlexTrade Systems, Inc. ("FlexTrade"). The Company received a 50% share in Signal Trading in return for its contributions.
The investment in IPXI is accounted for under the cost-method of accounting for investments. The Company, through DerivaTech Corporation, a wholly-owned subsidiary, received an initial 6.25% share in IPXI in return for its contribution in December 2011. The Company's share of IPXI is expected to increase to 10% in June 2012 based on the achievement of certain deliverables outlined in the agreement with IPXI which will result in an additional payment by the Company. We expect the achievement of the deliverables and have accrued for the additional payment as of December 31, 2011.
The Company received a 50% share in CBSX in return for non-cash property contributions. The Company currently holds a 49.96% equity interest in CBSX. In December 2011, CBSX acquired the National Stock Exchange, Inc. ("NSX"), a registered national securities exchange that trades stocks. The acquisition by CBSX did not have an impact on the Company's equity interest in CBSX.
Investments in affiliates are reviewed to determine whether any events or changes in circumstances indicate that the

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2011, 2010 and 2009

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
Software Development Work in Progress and Data Processing Software and Other Assets —The Company accounts for software development costs under ASC 350, Intangibles—Goodwill and Other ("ASC 350"). The Company expenses software development costs as incurred during the preliminary project stage, while capitalizing costs incurred during the application development stage, which includes design, coding, installation and testing activities. Estimated useful lives are five years for data processing software and generally are five years or less for other assets.
Deferred Financing Fees—Costs associated with the Company's senior revolving credit facility were capitalized. The deferred financing fees were amortized to interest expense on a straight-line basis over three years to match the terms of the facility. Deferred financing fees were none and $0.3 million at December 31, 2011 and 2010, respectively. The credit facility expired on December 23, 2011 and was not renewed.
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
Employee Benefit Plans—The funded status of a postretirement benefit plan is recognized in the Consolidated Balance Sheet and changes in that funded status are recognized in the year of change in other comprehensive income (loss). Plan assets

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2011, 2010 and 2009

and obligations are measured at year end. The Company recognizes changes in actuarial gains and losses and prior service costs in the year in which the changes occur through accumulated other comprehensive loss.
Evaluation of Subsequent Events—For the period ended December 31, 2011, management has evaluated all subsequent events through the issuance of financial statements.
Commitments and Contingencies—Litigation—The Company accrues loss contingencies when the loss is both probable and estimable. All legal costs incurred in connection with loss contingencies are expensed as service is provided.
Recent Accounting Pronouncements—In June 2011, the Financial Accounting Standards Board released an update for Accounting Standard Concept 220 Comprehensive Income ("ASC 220"). ASC 220 is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income (“OCI”), and additionally align the presentation of OCI in financial statements prepared in accordance with US GAAP with those prepared in accordance with International Financial Reporting Standards ("IFRS"). An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of its approach, the entity is expected to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASC 220 and included separate consolidated statements of comprehensive income.
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
In the Delaware Action, the plaintiffs sought a judicial declaration that Exercise Member Claimants were entitled to receive the same consideration in any proposed restructuring transaction involving CBOE as all other CBOE Members, and the plaintiffs also sought an injunction to bar CBOE and CBOE's directors from issuing any stock to CBOE Members as part of a proposed restructuring transaction, unless the Exercise Member Claimants received the same stock and other consideration as other CBOE Members.
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
For the years ended December 31, 2011, 2010 and 2009

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
Based on the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement, the Company, in December 2009, recorded a $300.0 million current liability in settlements payable and a $300.0 million reduction in retained earnings in the Consolidated Balance Sheet for the year ended December 31, 2009. The Company considered the payment to be a redemption of claimed ownership interests of CBOE, and thus, the liability for the payment was accounted for as an equity transaction. The $300 million represented the cash payment required to be made by the Company under the Settlement Agreement. The final payment related to the Settlement Agreement was made on June 18, 2010 (See Note 9).
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
The initial public offering of 13,455,000 shares of unrestricted common stock, including 2,085,744 shares of unrestricted common stock sold by the selling stockholders, for a price of $29.00 per share, was completed on June 18, 2010. Net proceeds to the Company after deducting underwriter's fees and commissions and other related expenses were $301.2 million. Costs directly associated with the Company's initial public offering were recorded as a reduction of the gross proceeds received in arriving at the amount recorded in additional paid-in capital.
Upon consummation of the initial public offering, shares of Class A and Class B common stock not converted into unrestricted common and sold in the offering automatically converted into 44,323,803 shares of Class A-1 common stock and 44,323,803 shares of Class A-2 common stock.
Following the restructuring transaction, access to CBOE was and continues to be made available through trading permits rather than through memberships.
In the consolidated statements of income of CBOE Holdings for the years ended December 31, 2010 and 2009, net income per share is calculated by dividing historical net income for each of the periods presented by the weighted average number of common shares as if the restructuring transaction were consummated at the beginning of each respective period.
4. INVESTMENT IN AFFILIATES
At December 31, 2011 and 2010, the investment in affiliates was comprised of the following (in thousands):

	2011	2010
Investment in OCC	$333	$333
Investment in Signal Trading	11,472	11,822
Investment in NSX	—	460
Investment in IPXI	2,500	—
Investment in Affiliates	$14,305	$12,615
In May 2010, CBOE acquired a 50% interest in Signal Trading from FlexTrade for $11.5 million, consisting of $7.7 million in cash and $3.8 million due to FlexTrade and contributed property and equipment of $0.3 million. The purpose of the joint venture is to develop and market a multi-asset front-end order entry system, known as "Pulse," which has particular emphasis on options trading. The Company assists in the development of the terminals and provides marketing services to the joint venture which is accounted for under the equity method.
In December 2011, the Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired a 6.25% interest in IPXI for $2.5 million. The Company contributed cash of $1.3 million and has accrued a liability of 1.2 million, which based on the achievement of certain deliverables, will become due in June 2012 and will increase the Company's share of IPXI to 10.0%. IPXI is creating a marketplace for a unique portfolio of financial products and services that facilitate investment in and risk management of intellectual property assets, helping buyers and sellers efficiently allocate intellectual property rights. The Company accounts for its investment in IPXI using the cost-method.
In December 2011, CBSX acquired NSX, a registered national securities exchange that trades stocks. Subsequent to the acquisition, CBOE no longer holds an interest in NSX.
5. RELATED PARTIES
The Company collected transaction and other fees of $542.8 million, $455.5 million and $447.7 million in the years ended December 31, 2011, 2010 and 2009, respectively, by drawing on accounts of CBOE and C2 market participants held at OCC. The amounts collected for CBOE included $93.7 million, $101.3 million and $126.2 million, respectively, of marketing fees during the years ended December 31, 2011, 2010 and 2009. The Company had a receivable due from OCC of $35.6 million and $38.2 million at December 31, 2011 and 2010, respectively.
OPRA is a limited liability company consisting of representatives of the member exchanges and is authorized by the SEC to provide consolidated options information. This information is provided by the exchanges and is sold to outside news services and customers. OPRA's operating income is distributed among the exchanges based on their relative volume of total cleared options transactions. Operating income distributed to the Company was $12.9 million, $15.6 million and $19.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. The Company had a receivable from OPRA of $3.3 million and $4.1 million at December 31, 2011 and 2010, respectively.
The Company incurred re-billable expenses on behalf of CBSX for expenses such as employee costs, computer equipment and software of $5.1 million, $3.5 million and $3.9 million during the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are included as a reduction of the underlying expenses. The Company had a receivable from CBSX of $0.5 million and $0.2 million at December 31, 2011 and 2010.
Options Regulatory Surveillance Authority ("ORSA") is responsible for conducting insider trading investigations related to options on behalf of all options exchanges. CBOE is the Regulatory Services Provider under a plan entered into by the options exchanges and approved by the SEC to administer ORSA. The Company incurred re-billable expenses on behalf of ORSA for expenses such as employee costs, occupancy and operating systems of $2.0 million, $2.0 million and $1.9 million, during the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are included as a reduction of the underlying expenses. The Company had a receivable due from ORSA of $0.6 million and $1.0 million at December 31, 2011 and 2010, respectively.
The Company incurred immaterial administrative expenses for its affiliate, the Chicago Board Options Exchange Political Action Committee (the "Committee"), during the years ended December 31, 2011, 2010 and 2009. The Committee is organized under the Federal Election Campaign Act as a voluntary, not-for-profit, unincorporated political association. The Committee is empowered to solicit and accept voluntary contributions from the Company's executive and administrative personnel and all of its stockholders ("shareholders" as defined by Federal Election Commission regulations) and to contribute funds to the election campaigns of candidates for federal offices.
6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
At December 31, 2011 and 2010, accounts payable and accrued liabilities consisted of the following (in thousands):

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2011, 2010 and 2009

	2011	2010
Compensation and benefit related liabilities	$18,349	$15,455
Royalties	10,795	8,198
Data processing related liabilities	496	1,255
Facilities	2,229	2,150
Legal	962	1,017
Accounts payable	1,877	5,000
Linkage	1,653	2,310
Other	9,710	4,699
Total	$46,071	$40,084
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
As of December 31, 2011 and 2010, amounts assessed by the Company on behalf of others included in current assets totaled $5.2 million and $7.8 million, respectively, and payments due to others included in current liabilities totaled $5.8 million and $8.3 million, respectively.
8. DEFERRED REVENUE
The following tables summarize the activity in deferred revenue for the years ended December 31, 2011 and 2010.

(in thousands)	Balance at December 31, 2010	Cash Additions	Revenue Recognition	Balance at December 31, 2011
Liquidity provider sliding scale	$—	$40,021	$(40,021)	$—
Other, net	280	3,256	(3,185)	351
Total deferred revenue	$280	$43,277	$(43,206)	$351

(in thousands)	Balance at December 31, 2009	Cash Additions	Revenue Recognition	Balance at December 31, 2010
Liquidity provider sliding scale	$—	$44,671	$(44,671)	$—
Other, net	207	280	(207)	280
Total deferred revenue	$207	$44,951	$(44,878)	$280

The liquidity provider transaction fee sliding scale was implemented in 2007. Liquidity providers are required to prepay an entire year of transaction fees for the first two levels of the sliding scale in order to be eligible to participate in reduced fees assessed to contract volume above 1.4 million per month. The prepayment of the 2011 and 2010 transaction fees totaled $40.0 million and $44.7 million, respectively. These amounts are amortized and recorded as transaction fees over the respective year.

9. SETTLEMENTS PAYABLE
The final cash payments for the Exercise Right privilege payable, settlement with appellants and access fees subject to fee-based payments were made on June 18, 2010 following the completion of the restructuring transaction.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2011, 2010 and 2009

10. EMPLOYEE BENEFITS
Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan ("SMART Plan"). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $4.5 million, $3.5 million and $3.5 million to the SMART Plan for each of the years ended December 31, 2011, 2010 and 2009, respectively.
Eligible employees may participate in the Supplemental Employee Retirement Plan ("SERP"), Executive Retirement Plan ("ERP") and Deferred Compensation Plan. The SERP, ERP and Deferred Compensation Plan are defined contribution plans that are nonqualified by Internal Revenue Code regulations. The Company contributed $1.3 million, $1.6 million and $1.8 million to the above plans for the years ended December 31, 2011, 2010 and 2009, respectively.
The Company also had a Voluntary Employees' Beneficiary Association ("VEBA"). The VEBA was a trust, qualifying under Internal Revenue Code Section 501(c)(9), created to provide certain medical, dental, severance and short-term disability benefits to employees. Contributions to the trust were based on reserve levels established by Section 419(a) of the Internal Revenue Code. The trust was terminated as of December 31, 2010, so no contributions were made in 2011. The Company contributed $3.7 million and $5.6 million for the years ended December 31, 2010 and 2009, respectively.
The Company has a postretirement medical plan for certain current and former members of senior management. The Company recorded immaterial postretirement benefits expense for the years ended December 31, 2011, 2010 and 2009, resulting from the amortization of service costs and actuarial expense included in accumulated other comprehensive loss at December 31, 2011, 2010 and 2009.
11. INCOME TAXES
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax rate, net of federal income tax effect	5.5	4.0	4.4
Other permanent differences, net	1.4	0.6	0.5
Effective income tax rate	41.9%	39.6%	39.9%
The components of income tax expense for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Current:
Federal	$76,637	$51,502	$57,660
State	23,101	13,704	11,752
Total current	99,738	65,206	69,412
Deferred:
Federal	(48)	3,470	1,862
State	988	(3,449)	(495)
Total deferred	940	21	1,367
Total	$100,678	$65,227	$70,779
At December 31, 2011 and 2010, the net deferred income tax liability approximated (in thousands):

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2011, 2010 and 2009

	December 31, 2011	December 31, 2010
Deferred tax assets	$21,586	$21,853
Deferred tax liabilities	(43,025)	(42,335)
Net deferred income tax liability	$(21,439)	$(20,482)
The tax effect of temporary differences giving rise to significant portions of deferred tax assets and liabilities at December 31, 2011 and 2010 are presented below (in thousands):

	2011	2010
Deferred tax assets:
Intangibles	$510	$1,158
Accrued compensation and benefits	8,286	7,781
Property, equipment and technology, net	887	3,161
Investment in affiliates	8,431	8,684
Other	3,472	1,069
Total deferred tax assets	21,586	21,853
Deferred tax liabilities:
Property, equipment and technology, net	(38,962)	(38,441)
Investment in affiliates	(1,596)	(1,796)
Prepaid	(968)	(1,129)
Other	(1,499)	(969)
Total deferred tax liabilities	(43,025)	(42,335)
Net deferred tax liabilities	$(21,439)	$(20,482)
The net deferred tax liabilities are classified as long-term liabilities in the Consolidated Balance Sheets at December 31, 2011 and 2010.
A reconciliation of the beginning and ending uncertain tax positions, including interest and penalties, is as follows (in thousands):

	2011	2010	2009
Balance as of January 1	$3,165	$2,815	$3,055
Gross increases on tax positions in prior period	9,186	205	495
Gross decreases on tax positions in prior period	(2,215)	(876)	(1,808)
Gross increases on tax positions in current period	2,768	1,136	1,092
Lapse of statue of limitations	(719)	(115)	(19)
Balance as of December 31	$12,185	$3,165	$2,815
As of December 31, 2011, 2010 and 2009, the Company had $11.4 million, $2.5 million and $2.3 million, respectively, of uncertain tax positions excluding interest and penalities, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $0.1 million, not including any potential new additions.
Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company's consolidated statements of income and were $0.1 million, $0.1 million and $0.5 million for the periods ended December 31, 2011, 2010 and 2009, respectively. Accrued interest and penalties were $0.8 million, $0.7 million and $0.5 million as of December 31, 2011, 2010 and 2009, respectively.
The Company is subject to U.S. federal tax, Illinois, New Jersey and New York state taxes and Washington D.C. taxes, as well as other local jurisdictions. The Company’s tax returns have been examined by the Internal Revenue Service through 2009

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2011, 2010 and 2009

and the Illinois Department of Revenue through 2008. For New Jersey and Washington D.C., the open years are 2008 and forward. The Company is currently under audit by the State of New York for the 2007-2009 tax years.

12. SENIOR REVOLVING CREDIT FACILITY
On December 23, 2008, the Company entered into an unsecured senior revolving credit facility with three financial institutions. The credit agreement expired on December 23, 2011 and was not renewed by the Company. Borrowing under the facility became available upon the final, non-appealable resolution of the Delaware Action pursuant to the Settlement Agreement (See Note 2). As part of the Settlement Agreement, the Company was required to pay qualifying class members $300 million in cash at the completion of the restructuring transaction. The Company secured this line of credit to ensure that it had adequate funds available to meet this obligation. As of December 31, 2011 and 2010 and during the years ended December 31, 2011 and 2010, there were no borrowings against the credit facility.
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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2011 and 2010. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$126,000	—	—	$126,000
Total assets at fair value at December 31, 2011	$126,000	$—	$—	$126,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
U.S. Treasury securities	$25,000	$—	$—	$25,000
Money market funds	26,000	—	—	26,000
Total assets at fair value at December 31, 2010	$51,000	$—	$—	$51,000

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2011, 2010 and 2009

In March 2011, the Company revalued its investment in NSX Holdings, Inc. as a result of an other-than-temporary impairment. The investment is classified as Level 3 as the fair value was based on both observable and unobservable inputs, resulting in a full impairment totaling $0.5 million, which represented the remaining carrying value of the investment.
During 2010, the Company revalued its investment in OneChicago as a result of an other-than-temporary impairment. The investment is classified as Level 3 as the fair value was based on both observable and unobservable inputs, resulting in a full impairment totaling $1.6 million, which represented the remaining carry value of the investment.

14. COMMITMENTS AND CONTINGENCIES
As of December 31, 2011, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of any of our current legal proceedings or claims is not expected to individually or in the aggregate materially affect our financial condition, results of operations or cash flows.
Index Options Litigation
On November 15, 2006, the Company, The McGraw-Hill Companies, Inc. ("McGraw-Hill") and CME Group Index Services, LLC (substituted for Dow Jones & Co.) ("Dow Jones") asserted claims in the Circuit Court of Cook County, Illinois against ISE and its parent company ("ISE"), seeking a declaration to prevent ISE from offering SPX and DJX options and to prevent OCC from issuing and clearing such options. ISE filed a lawsuit on November 2, 2006 in the United States District Court for the Southern District of New York, seeking a declaration that the rights asserted by McGraw-Hill and Dow Jones are preempted by federal law. The New York action is currently pending, but has been stayed in light of the Illinois action. The Illinois court has permanently restrained and enjoined ISE from listing or providing an exchange market for the trading of SPX and DJX options and enjoined OCC from issuing, clearing or settling the exercise of such ISE options. ISE and OCC appealed this ruling and oral argument was heard before the Illinois Appellate Court on September 22, 2011. CBOE is now awaiting a decision from the court.
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
The Court issued a construction of the claims of the '707 patent, on the basis of which CBOE has filed a dispositive motion for noninfringement. On March 2, 2011, the Court granted CBOE's summary judgment motion and entered judgment in favor of CBOE. ISE has appealed this decision, and oral argument was heard before the Federal Circuit on February 6, 2012. CBOE is now awaiting a decision from the court.
On October 8, 2010, C2 filed a complaint in federal court in the Northern District of Illinois against ISE seeking a declaratory judgment that ISE's '707 patent, which is directed towards an automated exchange for trading derivative securities, is not infringed, not valid and not enforceable against C2. The action was dismissed without prejudice pending the outcome of the ISE v. CBOE appeal discussed above.
Realtime
In July 2009, Realtime Data, LLC filed a complaint in the United States District Court for the Eastern District of Texas claiming that CBOE, certain other exchanges and OPRA infringed four Realtime patents by using, selling or offering for sale data compression products or services allegedly covered by those patents.
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
For the years ended December 31, 2011, 2010 and 2009

court against CBOE, OPRA and certain other exchanges alleging that they infringe an additional Realtime patent by making, using, selling, and/or offering for sale, one or more financial data compression and decompression products and/or services allegedly covered by that patent. These lawsuits have been consolidated with the prior pending case.
The case has been transfered to the Southern District of New York and a trial date has been set for November 2012.
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
Other
As a self-regulatory organization under the jurisdiction of the SEC, with respect to CBOE and C2, and as a designated contract market under the jurisdiction of the CFTC, with respect to CFE, we are subject to routine reviews and inspections by the SEC and the CFTC.
The SEC is investigating CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws. The Company is cooperating with the investigation, which is ongoing, and is conducting its own review of its compliance.
We are also currently a party to various other legal proceedings including those already mentioned. Management does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on our consolidated financial position, results of operations or cash flows.
Leases and Other Obligations
The Company leases facilities with lease terms remaining from 8 months to 68 months as of December 31, 2011. Total rent expense related to these lease obligations, reflected in data processing and facilities costs line items on the Consolidated Statements of Income, for the years ended December 31, 2011, 2010 and 2009, were $3.2 million, $3.2 million and $3.4 million, respectively. In addition, the Company has contractual obligations related to certain advertising programs and licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements that total $13.3 million for the next five years and $1.5 million for the five years thereafter. Future minimum payments under these non-cancelable lease and advertising agreements are as follows at December 31, 2011 (in thousands):

Year	Operating Leases	Advertising Obligations	Total
2012	$2,703	$1,452	$4,155
2013	1,623	—	1,623
2014	316	—	316
2015	110	—	110
2016	113	—	113
Total	$4,865	$1,452	$6,317
15. COMMON STOCK
The following provides a description of the common stock activity in stockholders' equity during the years ended December 31, 2011 and 2010:
Class A Common Stock and Class B Common Stock

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2011, 2010 and 2009

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
Unrestricted Common Stock
On June 18, 2010, the Company converted 1,698,000 shares of Class A common stock and 387,744 shares of Class B common stock into 2,085,744 shares of unrestricted common stock in connection with the sale of such shares by the selling stockholders in the Company's initial public offering.
The initial public offering of 13,455,000 shares of unrestricted common stock, including 2,085,744 shares of unrestricted common stock sold by the selling stockholders, for a price of $29.00 per share, was completed on June 18, 2010.
Class A-1 and Class A-2 Common Stock
Upon consummation of the initial public offering, the Class A and Class B common stock not converted into unrestricted common stock and sold in the offering automatically converted into 44,323,803 shares of Class A-1 common stock and 44,323,803 shares of Class A-2 common stock.
Tender offers
On November 29, 2010, the Company completed two concurrent tender offers for 5,983,713 shares of Class A-1 common stock and 5,983,713 shares of Class A-2 common stock at a purchase price of $25.00 per share. The purpose of the tender offers was to allow our Class A-1 and A-2 stockholders to obtain liquidity for a certain portion of their shares. The net proceeds received from our initial public offering were used to purchase the shares of Class A-1 and A-2 common stock in the tender offers. Subsequent to the closing of the tender offers and automatic conversion of Class A-1 common stock 31,723 shares of unrestricted common stock and 18,746 shares of A-2 common stock were purchased by the Company due to clerical adjustments.
Conversion into unrestricted common stock
The Class A-1 and Class A-2 common stock had all the same rights and privileges as the unrestricted common stock; however, they were subject to certain transfer restrictions that applied until December 15, 2010 and June 13, 2011, respectively.
On December 15, 2010, and June 13, 2011, respectively, each share of Class A-1 and Class A-2 common stock issued and outstanding, totaling 38,340,090 and 38,297,994, respectively, converted into one share of unrestricted common stock, totaling 76,638,084 shares.
Unrestricted common stock purchases
On August 2, 2011, the Company announced that its board of directors approved a share repurchase program that authorizes the Company to purchase up to $100.0 million of its unrestricted common stock. Through the period ended December 31, 2011, the Company purchased 1,836,000 shares of unrestricted common stock at an average cost per share of $25.59 totaling $47.0 million in purchases under the program.
In 2011, the Company purchased 176,337 shares of unrestricted common stock at an average cost per share of $24.61 totaling $4.3 million to satisfy employees' tax obligations upon the vesting of restricted stock.
16. STOCK-BASED COMPENSATION
Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed,

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2011, 2010 and 2009

which is generally the same as the vesting period.
On January 13, 2010, the board approved the Amended and Restated CBOE Holdings, Inc. Long Term Incentive Plan (the "LTIP"). The board amended and restated the LTIP, effective upon receiving stockholder approval, which was received at the May 17, 2011 annual meeting of stockholders. The LTIP provides that an aggregate of 4,248,497 shares of the Company's common stock are reserved for issuance to participants under the LTIP.
The Compensation Committee of the Company's board of directors administers the LTIP and may designate any of the following as a participant under the LTIP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee and non-employee directors of the Company. The LTIP permits the granting of non-qualified stock options, restricted stock, restricted stock units, incentive compensation awards or any combination of the foregoing. The Compensation Committee has the authority and complete discretion to prescribe, amend and rescind rules and regulations relating to the LTIP, select participants and to determine the form and terms of any awards.
There were no non-qualified stock options or restricted stock units granted during the year ended December 31, 2011. On June 15, 2010, the Company granted 2,217,911 shares of restricted stock to certain officers, directors and employees of CBOE Holdings at a fair value of $29.00 per share, which is equal to the initial public offering share price. The shares granted have a four-year vesting schedule in which 25% of the shares granted vest each year on the anniversary of the grant date. Vesting accelerates upon the occurrence of a change in control of CBOE Holdings. Unvested portions of the restricted stock grants will be forfeited if the participant terminates employment prior to the applicable vesting date, except in limited circumstances.
For the years ended December 31, 2011 and 2010, the Company recognized $12.6 million and $20.8 million, respectively, of stock-based compensation related to restricted stock. In 2010, the Company recorded $13.0 million to recognize the remaining fair value of stock-based compensation awards granted to Messrs. Brodsky and DuFour, as well as Edward J. Joyce, our former President and Chief Operating Officer, due to provisions contained in their respective agreements regarding employment. The Company also accelerated stock-based compensation for three members of the board of directors that left the board in May 2011 based on the determination by the board of directors on December 15, 2010, to decrease its size by three directors. The expense related to accelerated stock-based compensation is included in employee costs in the consolidated statements of income.
The activity in the Company's restricted stock for the year ended December 31, 2011 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2011	1,712,780	$29.00
Granted	—	—
Vested	(443,962)	29.00
Forfeited	(16,579)	29.00
Unvested restricted stock at December 31, 2011	1,252,239	$29.00
As of December 31, 2011, the Company had unrecognized stock-based compensation expense of $29.9 million related to outstanding restricted stock. The remaining unrecognized stock-based compensation is expected to be recognized on a straight-line basis over a remaining service period of 2.5 years, based on a June 15, 2010 award date. The Company is projecting a forfeiture rate of 5%. The total fair value of shares vested during the year ended December 31, 2011 was $10.7 million.
17. NET INCOME PER COMMON SHARE
The unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of net income per common share pursuant to the two-class method. Our restricted stock awards granted to officers, directors and employees on June 15, 2010 qualify as participating securities.
The Company computes net income per common share using the two-class method, which is an allocation formula that determines the net income for common shares and participating securities. Under the authoritative guidance the presentation of basic and diluted earnings per share is required for each class of common stock and not for participating securities. As such, the Company will present basic and diluted net income per share for its one class of common stock.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2011, 2010 and 2009

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
The weighted average number of common shares outstanding for both basic and dilutive for the first and second quarters of the year ended December 31, 2010 and the year ended December 31, 2009 were calculated as if the restructuring transaction was consummated at the beginning of the period.
The following table reconciles net income applicable to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the for the years ended December 31, 2011, 2010 and 2009:

(in thousands, except per share amounts)	2011	2010	2009
Basic EPS Numerator:
Net Income	$139,406	$99,396	$106,451
Less: Earnings allocated to participating securities	(2,824)	(1,230)	—
Net Income allocated to common stockholders	$136,582	$98,166	$106,451
Basic EPS Denominator:
Weighted average shares outstanding	89,994	95,754	90,733
Basic net income per common share	$1.52	$1.03	$1.17
Diluted EPS Numerator:
Net Income	$139,406	$99,396	$106,451
Less: Earnings allocated to participating securities	(2,824)	(1,230)	—
Net Income allocated to common stockholders	$136,582	$98,166	$106,451
Diluted EPS Denominator:
Weighted average shares outstanding	89,994	95,754	90,733
Dilutive common shares issued under restricted stock program	—	—	—
Diluted net income per common share	$1.52	$1.03	$1.17
For the year ended December 31, 2011, 1,252,239 shares of restricted stock were not included in the computation of diluted net income per common share because to do so would have an antidilutive effect.
18. QUARTERLY DATA (unaudited)

Year ended December 31, 2011 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$124,042	$120,290	$143,604	$120,208	$508,144
Operating expenses	66,507	63,838	68,638	67,529	266,512
Operating income	57,535	56,452	74,966	52,679	241,632
Net income	$32,871	$33,401	$41,327	$31,807	$139,406
Net income allocated to common stockholders	$32,089	$32,609	$40,597	$31,287	$136,582
Diluted—net income per share to common stockholders	$0.36	$0.36	$0.45	$0.35	$1.52

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2011, 2010 and 2009

Year ended December 31, 2010 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$101,081	$112,618	$106,015	$117,390	$437,104
Operating expenses	62,352	70,792	71,082	65,537	269,763
Operating income	38,729	41,826	34,933	51,853	167,341
Net income	$22,676	$24,890	$20,454	$31,376	$99,396
Net income allocated to common stockholders	$22,676	$24,804	$20,001	$30,685	$98,166
Diluted—net income per share to common stockholders	$0.25	$0.27	$0.20	$0.31	$1.03

•
In the first quarter of 2011, the Company revalued its investment in NSX Holdings, Inc. as a result of an other-than-temporary impairment. The investment is classified as Level 3 as the fair value was based on both observable and unobservable inputs, resulting in a full impairment totaling $0.5 million, which represented the carrying value of the investment.

•
In the first and second quarter of 2011, the Company recognized $0.5 million of accelerated stock-based compensation for three members of the board of directors that left the board in May 2011 based on the determination by the board of directors on December 15, 2010 to decrease its size by three directors.

•
In the third quarter of 2011, the Company recognized $4.2 million of income tax expense to reserve for potential additional tax liabilities as a result of an advisory opinion from New York state taxing authorities which attempted to extend the state's taxing power over certain electronic transactions and other fees of out-of-state exchanges going back to 2007.

•	In the fourth quarter of 2011, the Company recognized $3.7 million of expense due to the departure of a senior executive pursuant to his employment agreement with the Company.

•	For the first and second quarters of 2010, the weighted average number of common shares is calculated as if the restructuring transaction were consummated at the beginning of each respective period.

•
In the third and fourth quarter of 2010, the Company recognized as operating expenses $11.0 million and $2.0 million, respectively, of accelerated stock-based compensation for certain executives due to provisions contained in their agreements regarding employment.

•
In the fourth quarter of 2010, the Company recognized as operating revenue $4.4 million of prior period fees incorrectly coded by a CBOE participant. The coding error was identified through a regulatory examination.

•	In the fourth quarter of 2010, the Company recognized as total other income/(expense) an impairment on our investment in OneChicago of $1.6 million.
19. SUBSEQUENT EVENTS
On February 7, 2012, the Company's board of directors declared a quarterly cash dividend of $0.12 cents per share. The dividend is payable on March 23, 2012 to stockholders of record at the close of business on March 2, 2012.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, with the participation of the Company's Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2011. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.
(b)   Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 56.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our executive officers is included on pages 18-19 of this Annual Report on Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders to be held on June 14, 2012, which will be filed within 120 days of the end of our fiscal year ended December 31, 2011 (2012 Proxy Statement) and is incorporated herein by reference.
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
Item 11.    Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be in the 2012 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2012 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2012 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report
(1)   Financial Statements
Our consolidated financial statements and the related reports of management and out independent registered public accounting firm which are required to be filed as part of this report are included in this Annual Report on Form 10-K beginning at page 54. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Stockholders'/Members' Equity for the years ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements
(2)   Financial Statement Schedules
The Company has not included any financial statement schedules because they are not applicable or the required information is included in the consolidated financial statements or notes, thereto.
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

10.1
Restated License Agreement, dated November 1, 1994, by and between Standard & Poor's Financial Services LLC (as successor-in-interest to Standard & Poor's, a division of McGraw-Hill,  Inc.) and the Chicago Board Options Exchange, Incorporated (the "S&P License Agreement"), incorporated by reference to Exhibit 10.1 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.2
Amendment No. 1 to the S&P License Agreement, dated January 15, 1995, incorporated by reference to Exhibit 10.2 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.3
Amendment No. 2 to the S&P License Agreement, dated April 1, 1998, incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

Exhibit No.	Description of Exhibit
10.4
Amendment No. 3 to the S&P License Agreement, dated July 28, 2000, incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.5
Amendment No. 4 to the S&P License Agreement, dated October 27, 2000, incorporated by reference to Exhibit 10.5 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.6
Amendment No. 5 to the S&P License Agreement, dated March 1, 2003, incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.7
Amended and Restated Amendment No. 6 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.7 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.8
Amended and Restated Amendment No. 7 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.9
Amendment No. 8 to the S&P License Agreement, dated January 9, 2005, incorporated by reference to Exhibit 10.9 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.10
Amendment No. 10 to the S&P License Agreement, dated June 19, 2009, incorporated by reference to Exhibit 10.10 to Amendment No. 6 to the Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.11
Amendment No. 11 to the Restated License Agreement, dated as of April 29, 2010, by and between Standard & Poor's Financial Services LLC and the Chicago Board Options Exchange, Incorporated, incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on May 11, 2010.+

10.12
Chicago Board Options Exchange, Incorporated Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.13
Chicago Board Options Exchange, Incorporated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.14
Chicago Board Options Exchange, Incorporated Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.15
Amendment No. 1 to the Chicago Board Option Exchange, Incorporated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34774) filed on November 12, 2010.*

10.16
Amended and Restated Employment Agreement, effective December 31, 2009, by and between the Chicago Board Options Exchange, Incorporated and William J. Brodsky, incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on March 11, 2010.*

10.17
Amended and Restated Employment Agreement, effective December 31, 2009, by and between the Chicago Board Options Exchange, Incorporated and Edward J. Joyce, incorporated by reference to Exhibit 10.17 to Amendment No. 5 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on March 11, 2010.*

10.18
Amendment No. 1 to the Company's Employment Agreement with Edward J. Joyce, effective August 1, 2010, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34774) filed on November 12, 2010.*

10.19
Amended and Restated Employment Agreement, effective December 31, 2009, by and between the Chicago Board Options Exchange, Incorporated and Edward T. Tilly, incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on March 11, 2010.*

10.20
Amended and Restated CBOE Holdings, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-165393) filed on June 11, 2010.*

10.21
Amended and Restated License Agreement, dated September 29, 2006, by and between Dow Jones & Company, Inc. and the Chicago Board Options Exchange, Incorporated, incorporated by reference to Exhibit 10.23 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.

Exhibit No.	Description of Exhibit
10.22
Form of Restricted Stock Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34774) filed on June 11, 2010.*

10.23
Form of Restricted Stock Award Agreement (for Non-employee Directors), incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34774) filed on June 11, 2010.*

10.24	CBOE Holdings, Inc. Executive Severance Plan, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on October 6, 2010.*
10.25	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 20, 2010.
10.26	Amended and Restated CBOE Holdings, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774), filed on May 18, 2011. *
10.27
Amendment No. 1, dated August 22, 2011, to the Amended and Restated License Agreement, dated September 29, 2006, by and between CME Group Index Services LLC (as successor-in-interest to Dow Jones & Company, Inc.) and the Chicago Board Options Exchange, Incorporated, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-34774) filed on November 9, 2011.+

21.1	Subsidiaries of CBOE Holdings, Inc. (filed herewith)
23.1	Consent of Independent Registered Account Firm (filed herewith)
24.1	Powers of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (filed herewith).
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
101.INS†	XBRL Instance Document (filed herewith)

101.SCH†	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF†	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

†Pursuant to Rule 406T of Regulation S-T, the Interactive Data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of
1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of
1934, as amended, and otherwise are not subject to liability under those sections.
*Indicates Management Compensatory Plan, Contract or Arrangement.
+Confidential treatment has been previously requested or granted to portions of these exhibits by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CBOE HOLDINGS, INC. (Registrant)
By:	/s/ WILLIAM J. BRODSKY
William J. Brodsky Chairman and Chief Executive Officer
Date: February 28, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ WILLIAM J. BRODSKY	Chairman, Chief Executive Officer and Director	February 28, 2012
William J. Brodsky

/s/ ALAN J. DEAN	Executive Vice President, Chief Financial Officer and Treasurer	February 28, 2012
Alan J. Dean

/s/ DAVID S. REYNOLDS	Vice President and Chief Accounting Officer	February 28, 2012
David S. Reynolds

/s/ JAMES R. BORIS	Director	February 28, 2012
James R. Boris

/s/ MARK F. DUFFY	Director	February 28, 2012
Mark F. Duffy

/s/ JANET P. FROETSCHER	Director	February 28, 2012
Janet P. Froetscher

SIGNATURE	TITLE	DATE

/s/ PAUL KEPES	Director	February 28, 2012
Paul Kepes

/s/ STUART J. KIPNES	Director	February 28, 2012
Stuart J. Kipnes

/s/ DUANE R. KULLBERG	Director	February 28, 2012
Duane R. Kullberg

/s/ BENJAMIN R. LONDERGAN	Director	February 28, 2012
Benjamin R. Londergan

/s/ R. EDEN MARTIN	Director	February 28, 2012
R. Eden Martin

/s/ RODERICK A. PALMORE	Director	February 28, 2012
Roderick A. Palmore

/s/ SUSAN M. PHILLIPS	Director	February 28, 2012
Susan M. Phillips

/s/ WILLIAM R. POWER	Director	February 28, 2012
William R. Power

/s/ SAMUEL K. SKINNER	Director	February 28, 2012
Samuel K. Skinner

/s/ CAROLE E. STONE	Director	February 28, 2012
Carole E. Stone

/s/ EUGENE S. SUNSHINE	Director	February 28, 2012
Eugene S. Sunshine