Form 10-Q
period 2012-03-31
CBOE Holdings, Inc.
filed 2012-05-08
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	April 16, 2012
Unrestricted Common Stock, par value $0.01	87,449,029 shares

CBOE HOLDINGS, INC.

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"CBOE Holdings" refers to CBOE Holdings, Inc. and its subsidiaries after the completion of the restructuring transaction, which occurred on June 18, 2010.

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

•
The "restructuring transaction" refers to the transaction on June 18, 2010, in which CBOE converted from a Delaware non-stock corporation owned by its Members to a Delaware stock corporation and a wholly-owned subsidiary of CBOE Holdings, a Delaware stock corporation.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as "may," "might," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from that expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC.

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
Some factors that could cause actual results to differ include:

•	the loss of our exclusive licenses to list certain index options;

•	decreases in the amount of trading volumes or a shift in the mix of products traded on our exchanges;

•	compliance with legal and regulatory obligations;

•	increasing competition by foreign and domestic entities, including increased competition from new entrants into our markets and consolidation of existing entities;

•	increasing price competition;

•	our ability to maintain access fee revenues;

•	economic, political and market conditions;

•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;

•	our ability to accommodate increases in trading volume and order transaction traffic without failure or degradation of performance of our systems;

•	our ability to protect our systems and communication networks from security risks, including cyber attacks;

•	our ability to attract and retain skilled management and other personnel;

•	our ability to maintain our growth effectively;

•	our dependence on third party service providers; and

•	the ability of our compliance and risk management methods to effectively monitor and manage our risks.

For a detailed discussion of these and other factors that might affect our performance, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
	(unaudited)
Operating Revenues:
Transaction fees	$84,835	$89,939
Access fees	15,980	17,605
Exchange services and other fees	7,449	4,690
Market data fees	6,373	5,102
Regulatory fees	4,696	4,958
Other revenue	2,059	1,748
Total Operating Revenues	121,392	124,042
Operating Expenses:
Employee costs	25,290	25,736
Depreciation and amortization	8,320	8,696
Data processing	4,899	4,428
Outside services	7,170	6,579
Royalty fees	11,191	11,146
Trading volume incentives	2,649	5,759
Travel and promotional expenses	2,167	1,685
Facilities costs	1,303	1,492
Other expenses	988	986
Total Operating Expenses	63,977	66,507
Operating Income	57,415	57,535
Other Income/(Expense):
Investment income	23	42
Net loss from investment in affiliates	(476)	(460)
Interest and other borrowing costs	—	(225)
Total Other Income/(Expense)	(453)	(643)
Income Before Income Taxes	56,962	56,892
Income tax provision	23,545	24,021
Net Income	33,417	32,871
Net income allocated to participating securities	(554)	(782)
Net Income Allocated to Common Stockholders	$32,863	$32,089
Net Income Per Share Allocated to Common Stockholders (Note 4):
Basic	$0.37	$0.36
Diluted	0.37	0.36
Weighted average shares used in computing income per share:
Basic	88,146	90,085
Diluted	88,146	90,085

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
(in thousands)	2012	2011
	(unaudited)
Net Income	$33,417	$32,871

Comprehensive Income (Loss) - net of tax:
Post retirement benefit obligation	(37)	34

Comprehensive Income	33,380	32,905
Comprehensive Income allocated to participating securities	(554)	(782)
Comprehensive Income allocated to common stockholders	$32,826	$32,123

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2012 and December 31, 2011

(in thousands, except share amounts)	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$148,629	$134,936
Restricted cash	240	—
Accounts receivable—net allowances of $316 and $304	48,438	37,578
Marketing fee receivable	9,421	5,195
Income taxes receivable	361	6,756
Other prepaid expenses	6,844	4,152
Other current assets	941	1,065
Total Current Assets	214,874	189,682
Investments in Affiliates	14,222	14,305
Land	4,914	4,914
Property and Equipment:
Construction in progress	3,579	1,264
Building	60,917	60,917
Furniture and equipment	254,209	252,905
Less accumulated depreciation and amortization	(242,078)	(238,288)
Total Property and Equipment—Net	76,627	76,798
Other Assets:
Software development work in progress	8,691	6,168
Data processing software and other assets (less accumulated amortization of $124,537 and $121,173)	34,113	36,001
Total Other Assets—Net	42,804	42,169
Total	$353,441	$327,868
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$35,305	$46,071
Marketing fee payable	10,007	5,765
Deferred revenue	20,405	351
Post-retirement medical benefits	77	100
Income taxes payable	16,845	—
Total Current Liabilities	82,639	52,287
Long-term Liabilities:
Post-retirement medical benefits	1,839	1,781
Income taxes payable	13,574	12,185
Other long-term liabilities	3,881	3,906
Deferred income taxes	20,306	21,439
Total Long-term Liabilities	39,600	39,311
Commitments and Contingencies
Total Liabilities	122,239	91,598
Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 90,781,335 issued and 87,619,957 outstanding at March 31, 2012; 90,781,222 issued and 88,768,885 outstanding at December 31, 2011	908	908
Additional paid-in-capital	58,408	55,469
Retained earnings	254,793	232,121
Treasury stock at cost – 3,161,378 shares at March 31, 2012 and 2,012,337 shares at December 31, 2011	(81,971)	(51,329)
Accumulated other comprehensive loss	(936)	(899)
Total Stockholders’ Equity	231,202	236,270
Total	$353,441	$327,868
 See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in thousands)	Preferred Stock	Unrestricted Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—January 1, 2012	$—	$908	$55,469	$232,121	$(51,329)	$(899)	$236,270
Cash dividends on common stock				(10,745)			(10,745)
Stock based compensation			2,939				2,939
Issuance of vested restricted stock granted to employees		—	—				—
Purchase of unrestricted common stock					(30,642)		(30,642)
Net income				33,417			33,417
Post-retirement benefit obligation adjustment—net of tax expense of $6						(37)	(37)
Balance—March 31, 2012	$—	$908	$58,408	$254,793	$(81,971)	$(936)	$231,202

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
	(unaudited)
Cash Flows from Operating Activities:
Net income	$33,417	$32,871
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,320	8,696
Other amortization	22	22
Provision for deferred income taxes	(1,152)	2,385
Stock-based compensation	2,939	3,413
Loss on disposition of property	—	160
Loss on investment of affiliate	476	—
Impairment of investment in affiliate	—	460
Change in assets and liabilities:
Restricted cash	(240)	—
Accounts receivable	(10,860)	(9,269)
Marketing fee receivable	(4,226)	(733)
Income taxes receivable	6,395	5,537
Prepaid expenses	(2,692)	(2,422)
Other current assets	124	(165)
Accounts payable and accrued expenses	(11,680)	(7,737)
Marketing fee payable	4,241	752
Deferred revenue and other long-term liabilities	20,029	28,298
Post-retirement benefit obligations	(4)	(1)
Income taxes payable	18,234	15,957
Net Cash Flows provided by Operating Activities	63,343	78,224
Cash Flows from Investing Activities:
Capital and other assets expenditures	(7,869)	(7,134)
Investment in affiliates	(394)	—
Other	—	38
Net Cash Flows used in Investing Activities	(8,263)	(7,096)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(10,745)	(9,228)
Purchase of unrestricted stock from employees	(1)	—
Purchase of unrestricted common stock	(30,641)	—
Net Cash Flows used in Financing Activities	(41,387)	(9,228)
Net Increase in Cash and Cash Equivalents	13,693	61,900
Cash and Cash Equivalents at Beginning of Period	134,936	53,789
Cash and Cash Equivalents at End of Period	$148,629	$115,689
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$67	$142
Non-cash activities:
Unpaid liability to acquire equipment and software	2,453	2,747
Unpaid liability for investment in IPXI Holdings, Inc.

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2012 and 2011
(unaudited)

NOTE 1 —DESCRIPTION OF BUSINESS

CBOE Holdings is the holding company of registered securities exchanges, subject to oversight by the SEC, and of a designated contract market subject to the oversight of the CFTC.

The primary business of the Company is the operation of markets for the trading of listed options contracts on three broad product categories: 1) the stocks of individual corporations (equity options), 2) various market indexes (index options) and 3) other exchange-traded products such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options). We also offer futures and options on futures products through a futures market. The Company owns and operates three stand-alone exchanges, but reports the results of its operations in one reporting segment. CBOE is our largest exchange by volume and offers trading for listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single market is known as our Hybrid trading model. C2 our all-electronic exchange also offers trading for listed options, but with a different market model and fee schedule than CBOE. Finally, CFE, our all-electronic futures exchange, offers futures and options on futures on the CBOE Volatility Index (the VIX Index), as well as on other products. All of our exchanges operate on our proprietary technology platform known as CBOEdirect.

NOTE 2 — BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

For the three months ended March 31, 2012, the Company purchased 1,149,000 shares of unrestricted common stock at an average cost per share of $26.67 totaling $30.6 million in purchases under the program.

Since the program began in August 2011 through March 31, 2012, the Company has purchased 2,985,000 shares of unrestricted common stock at an average cost per share of $26.01 totaling $77.6 million in purchases under the program.

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
The Company computes net income per common share using the two-class method, which is an allocation formula that determines the net income for common shares and participating securities. Under the authoritative guidance, the presentation of basic and diluted earnings per share is required for each class of common stock and not for participating securities. As such, the Company presents basic and diluted net income per share for its one class of common stock.
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

The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Basic EPS Numerator:
Net Income	$33,417	$32,871
Less: Earnings allocated to participating securities	(554)	(782)
Net Income allocated to common stockholders	$32,863	$32,089
Basic EPS Denominator:
Weighted average shares outstanding	88,146	90,085
Basic net income per common share	$0.37	$0.36

Diluted EPS Numerator:
Net Income	$33,417	$32,871
Less: Earnings allocated to participating securities	(554)	(782)
Net Income allocated to common stockholders	$32,863	$32,089
Diluted EPS Denominator:
Weighted average shares outstanding	88,146	90,085
Dilutive common shares issued under restricted stock program	—	—
Diluted net income per common share	$0.37	$0.36

NOTE 5 — STOCK-BASED COMPENSATION

Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.

For the three months ended March 31, 2012 and 2011, the Company recognized $2.9 million and $3.4 million of stock-based compensation expense, which includes accelerated stock-based compensation expense of $0.2 million and $0.3 million, respectively. For both periods the accelerated amounts resulted from departures of members of the board of directors. In 2012, two members of the board of directors will depart the board after the annual meeting in June 2012, however, the Company expects to replace these board members. In 2011, three members of the board of directors left the board based on a determination by the board of directors to decrease its size by three directors. Stock-based compensation expense is included in employee costs in the condensed consolidated statements of income.

As of March 31, 2012, the Company had unrecognized stock-based compensation of $25.7 million related to outstanding restricted stock.  The remaining unrecognized stock-based compensation is expected to be recognized over the next 26.5 months. The Company is projecting a forfeiture rate of 5%.

The activity in the Company’s restricted stock for the three months ended March 31, 2012 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2012	1,252,239	$29.00
Granted	—	—
Vested	(113)	29.00
Forfeited	(40,609)	29.00
Unvested restricted stock at March 31, 2012	1,211,517	$29.00

NOTE 6 — INVESTMENT IN AFFILIATES

At March 31, 2012 and December 31, 2011, the investment in affiliates was composed of the following (in thousands):

	March 31, 2012	December 31, 2011
Investment in OCC	$333	$333
Investment in Signal Trading Systems, LLC	11,389	11,472
Investment in IPXI Holdings, LLC	2,500	2,500
Investment in Affiliates	$14,222	$14,305

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At March 31, 2012 and December 31, 2011, accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Compensation and benefit-related liabilities	$6,779	$18,349
Royalties	10,762	10,795
Facilities	1,510	2,229
Legal	1,528	962
Accounts payable	2,615	1,877
Purchase of unrestricted common stock (1)	1,802	2,018
Linkage	2,179	1,653
Other	8,130	8,188
Total	$35,305	$46,071

(1) Reflects shares purchased at the end of the period that are not settled until three days after the trade occurs.

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

As of March 31, 2012 and December 31, 2011, amounts assessed by the Company on behalf of others included in current assets totaled $9.4 million and $5.2 million, respectively, and payments due to others included in current liabilities totaled $10.0 million and $5.8 million, respectively.

NOTE 9 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the three months ended March 31, 2012 (in thousands):

	Balance at December 31, 2011	Cash Additions	Revenue Recognition	Balance at March 31, 2012
Other – net	$351	$1,494	$(771)	$1,074
Liquidity provider sliding scale (1)	—	25,775	(6,444)	19,331
Total deferred revenue	$351	$27,269	$(7,215)	$20,405
(1)  Liquidity providers who prepay transaction fees, at a minimum, for the first two levels of the liquidity provider sliding scale are eligible to participate in reduced fees assessed to contract volume above 800,000 per month. The prepayment of 2012 transaction fees totaled $25.8 million. This amount is amortized and recorded as transaction fees over the respective year.

NOTE 10 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $1.0 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively.

Eligible employees may participate in the Supplemental Employee Retirement Plan (“SERP”), Executive Retirement Plan (“ERP”) and Deferred Compensation Plan. The SERP, ERP and Deferred Compensation Plan are defined contribution plans that are nonqualified by Internal Revenue Code regulations. The Company contributed $0.4 million and $0.3 million to the above plans for the three months ended March 31, 2012 and 2011, respectively.

The Company has a postretirement medical plan for certain current and former members of senior management. The Company recorded immaterial postretirement benefits expense for the three months ended March 31, 2012 and 2011.

NOTE 11 — INCOME TAXES

For the three months ended March 31, 2012 and 2011, the Company recorded income tax provisions of $23.5 million and $24.0 million, respectively. The effective tax rate for the three months ended March 31, 2012 and 2011 was 41.3% and 42.2%, respectively. The lower effective rate reflects the impact of a reduction in the statutory apportionment rates assigned to the Company by the State of Illinois. In December 2011, the State of Illinois enacted a tax bill which resulted in a reduction to our statutory apportionment rates. The statutory apportionments affect all non-physical floor receipts attributed to matching, execution and clearing transactions.

As of March 31, 2012 and December 31, 2011, the Company had $12.7 million and $11.4 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions primarily from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $1.5 million, not including any potential new additions.

Estimated interest costs and penalties, which are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income, were $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. Accrued interest and penalties were $0.9 million and $0.8 million as of March 31, 2012 and December 31, 2011.

The Company is subject to U.S. federal tax, Illinois, New Jersey and New York state taxes and Washington D.C. taxes, as well as other local jurisdictions. The Company’s tax returns have been examined by the Internal Revenue Service through

2009 and the Illinois Department of Revenue through 2008. For New Jersey and Washington D.C., the open years are 2008 and forward. The Company is currently under audit by the Internal Revenue Service for 2010 and by the State of New York for the 2007-2009 tax years.

NOTE 12 — FAIR VALUE MEASUREMENTS

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$144,000	$—	$—	$144,000
Total assets at fair value at March 31, 2012	$144,000	$—	$—	$144,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$126,000	$—	$—	$126,000
Total assets at fair value at December 31, 2011	$126,000	$—	$—	$126,000

In March 2011, the Company revalued its investment in NSX Holdings, Inc. as a result of an other-than-temporary impairment. The investment is classified as level 3 as the fair value was based on both observable and unobservable inputs, resulting in a full impairment totaling $0.5 million, which represented the carrying value of the investment.

In December 2011, the Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired a 6.25% interest in IPXI Holdings, LLC ("IPXI") for $2.5 million. The Company contributed cash of $1.3 million and has accrued a liability of 1.2 million, which based on the achievement of certain deliverables, will become due in June 2012 and will increase the Company's share of IPXI to 10.0%. The investment, measured at fair value on a non-recurring basis, is classified as level 3 as the fair value was based on both observable and unobservable inputs.

NOTE 13 — LEGAL PROCEEDINGS

Other than as described below, there have been no material updates to the Legal Proceedings as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by subsequent filings by the Company with the SEC.

ISE

On July 8, 2010, the Circuit Court of Cook County permanently restrained and enjoined International Securities Exchange, LLC (“ISE”) from listing or providing an exchange market for the trading of SPX options in an action filed by The McGraw-Hill Companies, Inc. ("McGraw-Hill") and CME Group Index Services, LLC (substituted for Dow Jones & Co.) against ISE. This ruling is under appeal. On March 23, 2012, CBOE, with McGraw-Hill and its S&P Indices business ("S&P"), filed a motion in Illinois state court to enforce the injunction against ISE and prevent ISE from listing options that it purports to base on the ISE Max SPY index. The motion argues that this new product actually constitute options on the S&P 500 Index, in violation of the injunction.

Patent Litigation

On May 7, 2012, the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) issued a decision on the appeal by ISE of the U.S. District Court in the Northern District of Illinois's (the “District Court”) ruling granting summary judgment to CBOE based on non-infringement of ISE's U.S. Patent No. 6,618,707.  In its decision, the Federal Circuit affirmed-in-part and vacated-in-part the ruling of the District Court and remanded the case to the District Court for further proceedings based on the Federal Circuit's construction of terms found in the asserted patent claims.

Other

The staff of the SEC is investigating CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws.  We continue to cooperate with the investigation and CBOE is conducting its own review of its compliance.  While we do not know the outcome of the SEC's investigation, should it determine to act, the SEC could, among other things, censure CBOE, impose monetary or other penalties and require CBOE to change its compliance programs and procedures.
NOTE 14 — SUBSEQUENT EVENTS

On April 25, 2012, the Company announced that its board of directors declared a quarterly cash dividend of $0.12 per share. The dividend is payable June 22, 2012 to stockholders of record at the close of business on June 1, 2012.

On May 7, 2012, the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) issued a decision on the appeal by ISE of the U.S. District Court in the Northern District of Illinois's (the “District Court”) ruling granting summary judgment to CBOE based on non-infringement of ISE's U.S. Patent No. 6,618,707.  In its decision, the Federal Circuit affirmed-in-part and vacated-in-part the ruling of the District Court and remanded the case to the District Court for further proceedings based on the Federal Circuit's construction of terms found in the asserted patent claims.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information.  Please see “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

RESULTS OF OPERATIONS

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Overview

The following summarizes changes in financial performance for the three months ended March 31, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$121.4	$124.0	$(2.6)	(2.1)%
Total operating expenses	64.0	66.5	(2.5)	(3.8)%
Operating income	57.4	57.5	(0.1)	(0.2)%
Total other income/(expense)	(0.5)	(0.6)	0.1	(16.7)%
Income before income taxes	56.9	56.9	—	—%
Income tax provision	23.5	24.0	(0.5)	(2.1)%
Net income	$33.4	$32.9	$0.5	1.5%
Net income allocated to common stockholders	$32.9	$32.1	$0.8	2.5%
Operating income percentage	47.3%	46.4%
Net income percentage	27.5%	26.5%
Diluted net income per share allocated to common stockholders	$0.37	$0.36

•	The Company’s market share of total exchange traded options contracts was 28.1% for the three months ended March 31, 2012 compared with 27.2% for the same period in 2011.

•	Total operating revenues decreased due to lower transaction fees and access fees, partially offset by higher exchange services and other fees and market data fees.

•
Total operating expenses declined primarily due to lower employee costs, depreciation and amortization and trading volume incentives, partially offset by increases in data processing, outside services and travel and promotional expenses.

Significant events in the three months ended March 31, 2012

On January 3, 2012, the Company implemented several changes to our fee schedule to promote trading in various products. Adjustments were made to liquidity provider sliding scales, effectively decreasing per contract fees on multiply-listed option products and increasing per contract fees on proprietary products. For Clearing Trading Permit Holders that are proprietary firms, a single, fixed transaction fee for non-paired orders in products other than our proprietary option products was established. And, in an effort to increase our market share, we implemented a volume incentive program ("VIP") to reward firms who execute qualifying electronic, public customer, multiply-listed volume at CBOE in excess of certain thresholds, with a graduated schedule for higher tiers.

In addition to transaction fee changes, we also adjusted our access fees and our exchange services and other fees for Trading Permit Holders that utilize our telecommunications networks and communications services, including co-location in our data center.

Operating Revenues

Total operating revenues for the three months ended March 31, 2012 were $121.4 million, a decrease of $2.6 million, or 2.1%, compared with the same period in 2011. The following summarizes changes in total operating revenues for the three months ended March 31, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$84.8	$89.9	$(5.1)	(5.7)%
Access fees	16.0	17.6	(1.6)	(9.1)%
Exchange services and other fees	7.4	4.7	2.7	57.4%
Market data fees	6.4	5.1	1.3	25.5%
Regulatory fees	4.7	5.0	(0.3)	(6.0)%
Other revenue	2.1	1.7	0.4	23.5%
Total operating revenues	$121.4	$124.0	$(2.6)	(2.1)%

Transaction Fees

Transaction fees decreased 5.7% to $84.8 million for the three months ended March 31, 2012, compared with $89.9 million for the same period in 2011. This decrease was largely due to a decline of 3.9% in total trading volume coupled with a reduction of 1.8% in average transaction fee per contract. Transaction fees accounted for 69.9% and 72.5% of total operating revenues for the first three months of 2012 and 2011, respectively.

Although our share of total exchange traded options contracts increased from 27.2% to 28.1% from the prior year period, overall trading volume decreased. Trading volume is impacted by many factors. These factors include: political and world events, market volatility, regulatory actions or considerations, availability of capital, competition, number of trading days in the period and seasonality.

Average transaction fee per contract, discussed in detail below, is impacted by our fee structure which includes volume based incentive programs, mix of products traded and the percentage of trading volume executed by customers as compared to professionals, market-makers, clearing trading permit holders and broker-dealers. The implementation of fee changes, which may increase or decrease our average transaction fee per contract, is primarily to ensure that we are competitive in the options marketplace and to ultimately improve and continue to drive order flow to our exchanges. We cannot predict the trading patterns of exchange participants, which may be based on factors not in our control, but we can continue to price our products at levels that are competitive in our markets.

The following summarizes transactions fees by product for the three months ended March 31, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$15.9	$25.8	$(9.9)	(38.4)%
Indexes	47.9	43.9	4.0	9.1%
Exchange-traded funds	14.0	16.2	(2.2)	(13.6)%
Total options transaction fees	77.8	85.9	(8.1)	(9.4)%
Futures	7.0	4.0	3.0	75.0%
Total transaction fees	$84.8	$89.9	$(5.1)	(5.7)%

Trading Volume

Our average daily trading volume for the three months ended March 31, 2012 was 4.88 million contracts, down 3.9% compared with 5.08 million for the same period in 2011. The Company continued to experience significant growth in futures primarily driven by futures contracts on the VIX Index. Total trading days for the three months ended March 31, 2012 and 2011 were sixty-two.

The following summarizes changes in total trading volume and average daily trading volume ("ADV") by product for the three months ended March 31, 2012 compared to the same period in 2011.

	2012		2011		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	143.9	2.32	161.4	2.61	(10.9)%	(10.9)%
Indexes	72.8	1.17	72.7	1.17	0.1%	0.1%
Exchange-traded funds	81.9	1.32	78.3	1.26	4.6%	4.6%
Total options contracts	298.6	4.81	312.4	5.04	(4.4)%	(4.6)%
Futures contracts	4.1	0.07	2.6	0.04	56.6%	56.6%
Total contracts	302.7	4.88	315.0	5.08	(3.9)%	(3.9)%

The following provides the percentage of volume by product category for the three months ended March 31, 2012 and 2011.

	2012	2011	Percent Change
Equities	47.5%	51.3%	(7.4)%
Indexes	24.0%	23.1%	3.9%
Exchange-traded funds	27.1%	24.8%	9.3%
Futures	1.4%	0.8%	75.0%
Total	100.0%	100.0%

Average transaction fee per contract

The average transaction fee per contract was $0.280 for the three months ended March 31, 2012, a decrease of 1.8% compared with $0.285 for the same period in 2011. Average transaction fee per contract represents transaction fees divided by total contracts. The following summarizes average transaction fee per contract by product for the three months ended March 31, 2012 compared to the same period in 2011.

	2012	2011	Percent Change
Equities	$0.110	$0.160	(31.3)%
Indexes	0.658	0.604	8.9%
Exchange-traded funds	0.171	0.207	(17.4)%
Total options average transaction fee per contract	0.261	0.275	(5.1)%
Futures	1.697	1.507	12.6%
Total average transaction fee per contract	$0.280	$0.285	(1.8)%

There were a number of factors that contributed to the decrease in total average transaction fee per contract for the three months ended March 31, 2012 compared to the same period in 2011, including our rate structure, the product mix and the volume mix.

•
Rate structure - Our rate structure includes sliding scales, volume discounts and limits on fees as part of our effort to increase liquidity and market share in both multiply-listed options products and, to a lesser extent, on our proprietary products. In general, the transaction fee changes implemented January 3, 2012, including the VIP, decreased the rate per contract on multiply-listed options products (equities and exchange-traded funds) and increased the rate per contract on indexes and futures. We expect this trend to continue in 2012.

•
Product mix- Index options and futures generate our highest average fee per contract. Holding all other factors constant, revenue increases if a higher percentage of trades executed are index options and/or futures and decreases if the percentage of equities and exchange-traded funds increases. The increase in the percentage of trades executed in index options and options on futures in the current year quarter compared to the year ago quarter had a positive impact on average transaction fee per contract.

•
Volume mix - Public customer contracts in multiply-listed option classes generally trade at CBOE at no fee per contract. Accordingly, revenue per contract decreases when a higher percentage of our executed options contracts are public customer contracts. The percentage of public customer contracts in equities in the three months ended March 31, 2012 was 45.5% compared to 42.6% in the prior year period.

At March 31, 2012, there were approximately one hundred clearing firms, two of which cleared a combined 46% of our billings collected through the OCC for the three months ended March 31, 2012. The next largest clearing firm accounted for approximately 5% of our billings collected through the OCC. No one customer affiliated with either of the top two clearing firms represented more than 18% of the billings collected for the three months ended March 31, 2012 or 2011. Should a clearing firm withdraw, we believe the affiliated customer portion of that firm’s trading activity would likely transfer to another clearing firm.

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

Access Fees

Access fees for the three months ended March 31, 2012 and 2011 were $16.0 million and $17.6 million, respectively, representing 13.2% and 14.2% of total operating revenues, respectively. The decrease in access fees was primarily due to fee adjustments for market-maker trading permits, which lowered the fee for both monthly trading permits and pricing under the market-maker trading permit sliding scale. Market-makers that commit to a minimum number of trading permits for the calendar year, qualify for a discounted monthly rate.

The demand for trading permits could be impacted by seasonality and market fluctuations that affect trading volume.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended March 31, 2012 increased 57.4% to $7.4 million from $4.7 million for the same period in 2011. The increase was primarily due to pricing increases for services such as connectivity to CBOEdirect through network access ports and client application services.

Market Data Fees

Market data fees increased 25.5% for the three months ended March 31, 2012 to $6.4 million from $5.1 million for the same period in 2011. Market data fees represent income derived from the Options Price Reporting Authority ("OPRA") as well as the Company’s market data services. OPRA and Company market data services for the three months ended March 31, 2012 and 2011, were $4.3 million and $2.1 million and $3.6 million and $1.5 million, respectively. OPRA income is allocated through OPRA based on each exchange's share of total options transactions cleared. The Company’s share of OPRA income for the three months ended March 31, 2012 increased to 27.3% from 23.9% for the same period in 2011. The increase in the

Company's share of total options transactions resulted primarily from volume driven by the fee changes implemented in 2012.

Regulatory Fees

Regulatory fees decreased 6.0% for the three months ended March 31, 2012 to $4.7 million from $5.0 million for the same period in 2011. The Company's regulatory fees are primarily based on the number of customer contracts traded throughout the listed United States options industry. The decrease in regulatory fees was primarily due to lower overall trading volume as compared to the same period in 2011.

Operating Expenses

Total operating expenses decreased $2.5 million, or 3.8%, to $64.0 million for the three months ended March 31, 2012 from $66.5 million for the same period in 2011. This decrease was primarily due to decreases in employee costs, depreciation and amortization and trading volume incentives, partially offset by increases in data processing, outside services and travel and promotional expenses. As a percentage of operating revenues for the three months ended March 31, 2012 and 2011, operating expenses were 52.7% and 53.6%, respectively.

The following summarizes changes in operating expenses for the three months ended March 31, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$25.3	$25.7	$(0.4)	(1.6)%
Depreciation and amortization	8.3	8.7	(0.4)	(4.6)%
Data processing	4.9	4.4	0.5	11.4%
Outside services	7.2	6.6	0.6	9.1%
Royalty fees	11.2	11.1	0.1	0.9%
Trading volume incentives	2.6	5.8	(3.2)	(55.2)%
Travel and promotional expenses	2.2	1.7	0.5	29.4%
Facilities costs	1.3	1.5	(0.2)	(13.3)%
Other expenses	1.0	1.0	—	—%
Total operating expenses	$64.0	$66.5	$(2.5)	(3.8)%

Employee Costs

For the three months ended March 31, 2012, employee costs were $25.3 million, or 20.8% of total operating revenues, compared with $25.7 million, or 20.7% of total operating revenues, for the same period in 2011. This represented a decrease of $0.4 million, or 1.6%. The decrease was primarily attributed to lower annual incentive compensation of $0.9 million and stock-based compensation expense of $0.5 million, partially offset by higher severance expense of $1.1 million.

Depreciation and Amortization

Depreciation and amortization decreased by $0.4 million to $8.3 million for the three months ended March 31, 2012 compared with $8.7 million for the same period in 2011. Depreciation and amortization charges represented 6.9% and 7.0% of total operating revenues for the three months ended March 31, 2012 and 2011, respectively.

Data Processing

Data processing expenses totaled $4.9 million and $4.4 million, representing 4.0% and 3.6% of total operating revenues for the three months ended March 31, 2012 and 2011, respectively. The increase in data processing expenses is primarily due to an increase in hardware and software maintenance relating to the migration of trading operations to Secaucus, New Jersey.

Outside Services

Expenses related to outside services increased to $7.2 million for the three months ended March 31, 2012 from $6.6 million in the prior-year period and represented 5.9% and 5.3% of total operating revenues for the three months ended March 31, 2012 and 2011, respectively. The $0.6 million increase primarily resulted from higher consulting fees for contract programmers partially offset by lower legal expenses.

Royalty Fees

Royalty fees for the three months ended March 31, 2012 were $11.2 million compared with $11.1 million for the same period in 2011, an increase of $0.1 million. This increase is a direct result of the higher trading volume in CBOE’s licensed index products. Royalty fees represented 9.2% and 9.0% of total operating revenues for the three months ended March 31, 2012 and 2011, respectively.

Trading Volume Incentives

Trading volume incentives decreased by $3.2 million to $2.6 million for the three months ended March 31, 2012 compared to $5.8 million for the same period in 2011. The decrease was primarily due to a modification in the criteria for contracts qualifying for certain quantity-based fee waivers and an adjustment to the fees paid by the Company for transactions linked to away exchanges.

Travel and Promotional Expenses

Travel and promotional expenses for the three months ended March 31, 2012 and 2011 were $2.2 million and $1.7 million, respectively. The increase was primarily due to increased advertising expenses.

Operating Income

As a result of the items above, operating income for the three months ended March 31, 2012 was $57.4 million compared to $57.5 million for the same period in 2011, a slight decrease of $0.1 million.

Income before Income Taxes

Income before income taxes for the three months ended March 31, 2012 and 2011 was $56.9 million.

Income Tax Provision

For the three months ended March 31, 2012, the income tax provision was $23.5 million compared to $24.0 million for the same period in 2011. The effective tax rate was 41.3% and 42.2% for the three months ended March 31, 2012 and 2011, respectively. The lower effective rate reflects the impact of a reduction in the statutory apportionment rates assigned to the Company by the State of Illinois. In December 2011, the State of Illinois enacted a tax bill which reduced our statutory apportionment rates. The statutory apportionments affect all non-physical floor receipts attributed to matching, execution and clearing transactions.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended March 31, 2012 was $32.9 million compared to $32.1 million for the same period in 2011, an increase of $0.8 million. Basic and diluted net income per share allocated to common stockholders were $0.37 and $0.36 for the years ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, total assets were $353.4 million, an increase of $25.5 million compared with $327.9 million at December 31, 2011. This increase was primarily due to positive cash flow generated from operations. The following highlights the key factors that contributed to the change in total assets:

•
Cash and cash equivalents increased by $13.7 million to $148.6 million at March 31, 2012 from $134.9 million at December 31, 2011, reflecting an increase in funds available due to positive cash generated from operations and the January 2012 prepayment of liquidity provider transaction fees. Our cash and cash equivalents at March 31, 2012 were primarily composed of investments in institutional prime money market funds.

•
Accounts receivable increased by $10.8 million to $48.4 million at March 31, 2012 from $37.6 million at December 31, 2011, primarily due to higher trading volume in March 2012 compared to December 2011.

At March 31, 2012, total liabilities were $122.2 million, an increase of $30.6 million from the December 31, 2011 balance of $91.6 million. This increase was primarily due to increases in deferred revenue and other long-term liabilities of $20.1 million, current and long-term income taxes payable of $16.8 million and $1.4 million, respectively, partially offset by a decrease of $10.8 million in accounts payable and accrued expenses.

Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures and includes actual and anticipated quarterly dividend payments and common stock repurchases under the announced program. We expect to use cash on hand at March 31, 2012 and funds generated from operations to continue to meet our 2012 cash requirements.

Cash Flows

Operating Activities

Net cash flows provided by operating activities was $63.3 million and $78.2 million for the first three months of 2012 and 2011, respectively. The decrease in net cash flows provided by operating activities was primarily due to a decrease in deferred revenue and other liabilities resulting from the removal of certain index products and reduction in volume thresholds in the liquidity provider sliding scale and a decrease in deferred income taxes. Net cash flows provided by operating activities was $29.9 million higher than net income for the three months ended March 31, 2012. The net increase was mainly a result of higher deferred revenue and other long-term liabilities of $20.0 million primarily due to the prepayment of transaction fees that are amortized over the year, and non-cash expenses of $8.3 million and $2.9 million for depreciation and amortization and stock-based compensation, respectively. These amounts were partially offset by a decrease in accounts payable and accrued expenses of $11.7 million and an increase in accounts receivable of $10.9 million.

Investing Activities

Net cash flows used in investing activities were $8.3 million and $7.1 million for the three months ended March 31, 2012 and 2011, respectively. Expenditures for capital and other assets totaled $7.9 million and $7.1 million for the three months ended March 31, 2012 and 2011, respectively, primarily representing purchases of systems hardware and software.

Financing Activities

Net cash flows used in financing activities totaled $41.4 million and $9.2 million for the three months ended March 31, 2012 and 2011, respectively. For the period ended March 31, 2012, net cash flows used in financing activities consisted of $10.7 million for the payment of quarterly dividends and $30.6 million in unrestricted common stock purchases under the Company's share repurchase program.

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

For the three months ended March 31, 2012, the Company purchased 1,149,000 shares of unrestricted common stock at an average cost per share of $26.67 totaling $30.6 million in purchases under the program.

Since the program began in August 2011 through March 31, 2012, the Company has purchased 2,985,000 shares of unrestricted common stock at an average cost per share of $26.01 totaling $77.6 million in purchases under the program.

Commercial Commitments and Contractual Obligations

The Company leases office space in downtown Chicago, Illinois for its Regulatory Services Division, in a suburb of Chicago for its disaster recovery center, in New York for certain marketing activities and in Secaucus, New Jersey for C2, with lease terms remaining from 5 months to 65 months as of March 31, 2012. In addition, we have contractual obligations related to certain advertising programs and licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements, which total $11.7 million for the next five years and $1.3 million for the five years thereafter. Total rent expense related to the lease obligations for the three months ended March 31, 2012 and 2011 were $0.8 million. The Company does not expect the upgrade of our trading platform nor the move of trading operations to Secaucus, New Jersey to result in any material commercial commitments or contractual obligations.

Future minimum payments under these non-cancelable lease and advertising agreements were as follows at March 31, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years
Operating leases	$4,294	$2,475	$1,557	$262
Contractual obligations	1,452	1,452	—	—
Total	$5,746	$3,927	$1,557	$262

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including changes in interest rates and inflation. There have been no material changes in our market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures

Disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice
President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the three months ended March 31, 2012. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Other than as described below, there have been no material updates to the Legal Proceedings as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by subsequent filings by the Company with the SEC.

ISE

On July 8, 2010, the Circuit Court of Cook County permanently restrained and enjoined International Securities Exchange, LLC (“ISE”) from listing or providing an exchange market for the trading of SPX options in an action filed by The McGraw-Hill Companies, Inc. ("McGraw-Hill") and CME Group Index Services, LLC (substituted for Dow Jones & Co.) against ISE. This ruling is under appeal. On March 23, 2012, CBOE, with McGraw-Hill and its S&P Indices business ("S&P"), filed a motion in Illinois state court to enforce the injunction against ISE and prevent ISE from listing options that it purports to base on the ISE Max SPY index. The motion argues that this new product actually constitute options on the S&P 500 Index, in violation of the injunction.

Patent Litigation

On May 7, 2012, the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) issued a decision on the appeal by ISE of the U.S. District Court in the Northern District of Illinois's (the “District Court”) ruling granting summary judgment to CBOE based on non-infringement of ISE's U.S. Patent No. 6,618,707.  In its decision, the Federal Circuit affirmed-in-part and vacated-in-part the ruling of the District Court and remanded the case to the District Court for further proceedings based on the Federal Circuit's construction of terms found in the asserted patent claims.

Other

The staff of the SEC is investigating CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws.  We continue to cooperate with the investigation and CBOE is conducting its own review of its compliance.  While we do not know the outcome of the SEC's investigation, should it determine to act, the SEC could, among other things, censure CBOE, impose monetary or other penalties and require CBOE to change its compliance programs and procedures.

Item 1A. Risk Factors

There have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on February 28, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The table below shows the purchases of equity securities by the Company in the three months ended March 31, 2012, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 – January 31, 2012	517,000	$25.52	517,000	$39,814,238
February 1, 2012 – February 29, 2012	199,000	26.53	199,000	34,534,768
March 1, 2012 – March 31, 2012	433,000	28.11	433,000	22,363,138
Totals	1,149,000	$26.67	1,149,000

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

Purchases of equity shares by the Company in the three months ended March 31, 2012 consisting of shares surrendered to satisfy employee tax obligations upon the vesting of restricted stock totaled 42 shares at an average price of $25.63. These shares are not part of the publicly announced program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ William J. Brodsky
William J. Brodsky
Chairman and Chief Executive Officer
Date:	May 8, 2012

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer
Date:	May 8, 2012

CBOE Holdings, Inc.
Form 10-Q
Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS*	XBRL Instance Document (Filed herewith)

101.SCH*	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).

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