Form 10-Q
period 2012-06-30
CBOE Holdings, Inc.
filed 2012-08-07
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	July 31, 2012
Unrestricted Common Stock, par value $0.01	87,271,635 shares

CBOE HOLDINGS, INC.

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"CBOE Holdings" refers to CBOE Holdings, Inc. and its subsidiaries after the completion of the restructuring transaction, which occurred on June 18, 2010.

•
"CBOE" or the "Exchange" refers to (1) prior to the completion of the restructuring transaction, Chicago Board Options Exchange, Incorporated, a Delaware non-stock corporation, and (2) after the completion of the restructuring transaction, Chicago Board Options Exchange, Incorporated, a Delaware stock corporation. CBOE became a wholly-owned subsidiary of CBOE Holdings, Inc. on June 18, 2010.

•	"C2" refers to C2 Options Exchange, Incorporated, which became a wholly-owned subsidiary of CBOE Holdings, Inc. on June 18, 2010.

•	"CFE" refers to CBOE Futures Exchange, LLC, which became a wholly-owned subsidiary of CBOE Holdings, Inc. on June 18, 2010.

•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.

•	"FASB" refers to the Financial Accounting Standards Board.

•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.

•	"Member" or "Members" refers to, prior to the completion of the restructuring transaction, any person or organization (or any designee of any organization) that held a membership in the CBOE.

•	"OPRA" refers to the Options Price Reporting Authority.

•	"Our exchanges" refers to CBOE, C2 and CFE.

•
The "restructuring transaction" refers to the transaction on June 18, 2010 in which CBOE converted from a Delaware non-stock corporation owned by its Members to a Delaware stock corporation and a wholly-owned subsidiary of CBOE Holdings.

•	"SEC" refers to the U.S. Securities and Exchange Commission.

•	"SPX" refers to our a.m. settled S&P 500 exchange traded option.

•
"We," "us," "our" or "the Company" refers to (1) prior to the completion of the restructuring transaction, CBOE, and, as the context may require, its wholly-owned subsidiaries including CBOE Holdings, and (2) after the completion of the restructuring transaction, CBOE Holdings and its wholly-owned subsidiaries.

•	"VIX" refers to the CBOE Volatility Index methodology.
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
Some factors that could cause actual results to differ include:

•	the loss of our right to exclusively list certain premium products;

•	decreases in the amount of trading volumes or a shift in the mix of products traded on our exchanges;

•	compliance with legal and regulatory obligations;

•	increasing competition by foreign and domestic entities, including increased competition from new entrants into our markets and consolidation of existing entities;

•	increasing price competition;

•	our ability to maintain access fee revenues;

•	economic, political and market conditions;

•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;

•
our ability to accommodate trading volume and order transaction traffic, including increases in trading volume and order transaction traffic, without failure or degradation of performance of our systems;

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
	(unaudited)
Operating Revenues:
Transaction fees	$94,885	$86,240	$179,719	$176,179
Access fees	16,162	17,041	32,142	34,646
Exchange services and other fees	7,851	4,276	15,300	8,966
Market data fees	6,376	4,836	12,749	9,938
Regulatory fees	4,080	4,770	8,776	9,728
Other revenue	3,195	3,127	5,255	4,875
Total Operating Revenues	132,549	120,290	253,941	244,332
Operating Expenses:
Employee costs	25,300	24,504	50,590	50,240
Depreciation and amortization	8,320	8,996	16,640	17,692
Data processing	4,927	4,905	9,826	9,333
Outside services	9,265	7,190	16,435	13,769
Royalty fees	12,001	10,373	23,192	21,519
Trading volume incentives	1,176	2,515	3,825	8,274
Travel and promotional expenses	3,303	2,368	5,469	4,053
Facilities costs	1,226	1,400	2,529	2,892
Other expenses	962	1,587	1,950	2,573
Total Operating Expenses	66,480	63,838	130,456	130,345
Operating Income	66,069	56,452	123,485	113,987
Other Income/(Expense):
Investment income	26	61	48	103
Net loss from investment in affiliates	(437)	—	(914)	(460)
Interest and other borrowing costs	—	(223)	—	(448)
Total Other Income/(Expense)	(411)	(162)	(866)	(805)
Income Before Income Taxes	65,658	56,290	122,619	113,182
Income tax provision	27,162	22,889	50,706	46,910
Net Income	38,496	33,401	71,913	66,272
Net income allocated to participating securities	(593)	(792)	(1,146)	(1,571)
Net Income Allocated to Common Stockholders	$37,903	$32,609	$70,767	$64,701
Net Income Per Share Allocated to Common Stockholders (Note 4):
Basic	$0.44	$0.36	$0.81	$0.72
Diluted	0.44	0.36	0.81	0.72
Weighted average shares used in computing income per share:
Basic	87,153	90,164	87,649	90,124
Diluted	87,153	90,164	87,649	90,124

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
	(unaudited)
Net Income	$38,496	$33,401	$71,913	$66,272

Comprehensive Income (Loss) - net of tax:
Post retirement benefit obligation	14	13	(23)	47

Comprehensive Income	38,510	33,414	71,890	66,319
Comprehensive income allocated to participating securities	(593)	(792)	(1,146)	(1,571)
Comprehensive Income allocated to common stockholders	$37,917	$32,622	$70,744	$64,748

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2012 and December 31, 2011

(in thousands, except share amounts)	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$127,137	$134,936
Accounts receivable—net allowances of $329 and $304	48,429	37,578
Marketing fee receivable	7,527	5,195
Income taxes receivable	8,987	6,756
Other prepaid expenses	9,139	4,152
Other current assets	728	1,065
Total Current Assets	201,947	189,682
Investments in Affiliates	14,212	14,305
Land	4,914	4,914
Property and Equipment:
Construction in progress	7,878	1,264
Building	60,917	60,917
Furniture and equipment	256,771	252,905
Less accumulated depreciation and amortization	(246,310)	(238,288)
Total Property and Equipment—Net	79,256	76,798
Other Assets:
Software development work in progress	10,364	6,168
Data processing software and other assets (less accumulated amortization of $127,901 and $121,173)	33,113	36,001
Total Other Assets—Net	43,477	42,169
Total	$343,806	$327,868
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$38,375	$46,071
Marketing fee payable	8,117	5,765
Deferred revenue and other liabilities	17,365	351
Post-retirement medical benefits	51	100
Total Current Liabilities	63,908	52,287
Long-term Liabilities:
Post-retirement medical benefits	1,861	1,781
Income taxes payable	14,335	12,185
Other long-term liabilities	3,990	3,906
Deferred income taxes	19,805	21,439
Total Long-term Liabilities	39,991	39,311
Commitments and Contingencies
Total Liabilities	103,899	91,598
Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 91,270,199 issued and 87,271,635 outstanding at June 30, 2012; 90,781,222 issued and 88,768,885 outstanding at December 31, 2011	913	908
Additional paid-in-capital	61,430	55,469
Retained earnings	282,686	232,121
Treasury stock at cost – 3,998,564 shares at June 30, 2012 and 2,012,337 shares at December 31, 2011	(104,200)	(51,329)
Accumulated other comprehensive loss	(922)	(899)
Total Stockholders’ Equity	239,907	236,270
Total	$343,806	$327,868
 See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in thousands)	Preferred Stock	Unrestricted Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—January 1, 2012	$—	$908	$55,469	$232,121	$(51,329)	$(899)	$236,270
Cash dividends on common stock				(21,348)			(21,348)
Stock based compensation			5,966				5,966
Issuance of vested restricted stock granted to employees		5	(5)				—
Purchase of unrestricted stock from employees					(3,127)		(3,127)
Purchase of unrestricted common stock under announced program					(49,744)		(49,744)
Net income				71,913			71,913
Post-retirement benefit obligation adjustment—net of tax expense of $2						(23)	(23)
Balance—June 30, 2012	$—	$913	$61,430	$282,686	$(104,200)	$(922)	$239,907

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011

	Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011
	(unaudited)
Cash Flows from Operating Activities:
Net income	$71,913	$66,272
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,640	17,692
Other amortization	44	45
Provision for deferred income taxes	(1,661)	1,202
Stock-based compensation	5,966	6,632
Loss on disposition of property	—	729
Loss on investment of affiliate	914	—
Impairment of investment in affiliate	—	460
Change in assets and liabilities:
Accounts receivable	(10,851)	(8,055)
Marketing fee receivable	(2,332)	564
Income taxes receivable	(2,231)	(3,899)
Prepaid expenses	(4,987)	(3,218)
Other current assets	337	(21)
Accounts payable and accrued expenses	(8,609)	(5,997)
Marketing fee payable	2,352	(584)
Deferred revenue and other liabilities	17,098	20,173
Post-retirement benefit obligations	(9)	(2)
Income taxes payable	2,150	571
Net Cash Flows provided by Operating Activities	86,734	92,564
Cash Flows from Investing Activities:
Capital and other assets expenditures	(19,492)	(18,334)
Investment in affiliates	(822)	—
Other	—	57
Net Cash Flows used in Investing Activities	(20,314)	(18,277)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(21,348)	(18,456)
Purchase of unrestricted stock from employees	(3,127)	(3,075)
Purchase of unrestricted common stock under announced program	(49,744)	—
Net Cash Flows used in Financing Activities	(74,219)	(21,531)
Net Increase in Cash and Cash Equivalents	(7,799)	52,756
Cash and Cash Equivalents at Beginning of Period	134,936	53,789
Cash and Cash Equivalents at End of Period	$127,137	$106,545
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$52,473	$49,037
Non-cash activities:
Unpaid liability to acquire equipment and software	2,451	1,114

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2012 and 2011
(unaudited)

NOTE 1 —DESCRIPTION OF BUSINESS

CBOE Holdings is the holding company of registered securities exchanges, subject to oversight by the SEC, and of a designated contract market subject to the oversight of the CFTC.

The primary business of the Company is the operation of markets for the trading of listed options contracts on three broad product categories: 1) the stocks of individual corporations (equity options), 2) various market indexes (index options) and 3) other exchange-traded products such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options). We also offer futures and options on futures products through a futures market. The Company owns and operates three stand-alone exchanges, but reports the results of its operations in one reporting segment. CBOE is our largest exchange by volume and offers trading for listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single market is known as our Hybrid trading model. C2 our all-electronic exchange also offers trading for listed options, but with a different market model and fee schedule than CBOE. Finally, CFE, our all-electronic futures exchange, offers futures and options on futures on the CBOE Volatility Index (the VIX Index), as well as on other products. All of our exchanges operate on our proprietary technology platform known as CBOE Command.

NOTE 2 — BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

From August 2011 through June 30, 2012, the Company purchased 3,707,424 shares of unrestricted common stock at an average cost per share of $26.09 totaling $96.7 million in purchases under the program (See Note 14 - Subsequent Events).

For the six months ended June 30, 2012, the Company purchased 1,871,424 shares of unrestricted common stock at an average cost per share of $26.58 totaling $49.7 million in purchases under the program.

NOTE 4 — NET INCOME PER COMMON SHARE
The unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of net income per common share pursuant to the two-class method. Our restricted stock awards granted to officers, directors and employees qualify as participating securities.
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

The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Basic EPS Numerator:
Net Income	$38,496	$33,401	$71,913	$66,272
Less: Earnings allocated to participating securities	(593)	(792)	(1,146)	(1,571)
Net Income allocated to common stockholders	$37,903	$32,609	$70,767	$64,701
Basic EPS Denominator:
Weighted average shares outstanding	87,153	90,164	87,649	90,124
Basic net income per common share	$0.44	$0.36	$0.81	$0.72

Diluted EPS Numerator:
Net Income	$38,496	$33,401	$71,913	$66,272
Less: Earnings allocated to participating securities	(593)	(792)	(1,146)	(1,571)
Net Income allocated to common stockholders	$37,903	$32,609	$70,767	$64,701
Diluted EPS Denominator:
Weighted average shares outstanding	87,153	90,164	87,649	90,124
Dilutive common shares issued under restricted stock program	—	—	—	—
Diluted net income per common share	$0.44	$0.36	$0.81	$0.72

NOTE 5 — STOCK-BASED COMPENSATION

Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.

On June 14, 2012, the Company granted 38,990 shares of restricted stock to non-employee members of the board of directors at a fair value of $27.33 per share, which is equal to the closing price of the Company's stock on the grant date. The shares have a one year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the restricted stock will be forfeited if the member leaves the board prior to the applicable vesting date, except in limited circumstances.

For the three and six months ended June 30, 2012 and 2011, the Company recognized $3.0 million and $3.2 million and $6.0 million and $6.6 million of stock-based compensation expense, respectively. The six months ended June 30, 2012 and 2011 includes accelerated stock-based compensation expense of $0.2 million and $0.5 million, respectively, resulting from departures of members of the board of directors. Stock-based compensation expense is included in employee costs in the condensed consolidated statements of income.

As of June 30, 2012, the Company had unrecognized stock-based compensation of $23.7 million.  The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 23.0 months. The Company is projecting a forfeiture rate of 5%.

The activity in the Company’s restricted stock for the six months ended June 30, 2012 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2012	1,252,239	$29.00
Granted	38,990	27.33
Vested	(411,279)	29.00
Forfeited	(44,675)	29.00
Unvested restricted stock at June 30, 2012	835,275	$28.92

NOTE 6 — INVESTMENT IN AFFILIATES

At June 30, 2012 and December 31, 2011, the investment in affiliates was composed of the following (in thousands):

	June 30, 2012	December 31, 2011
Investment in OCC	$333	$333
Investment in Signal Trading Systems, LLC	11,379	11,472
Investment in IPXI Holdings, LLC	2,500	2,500
Investments in Affiliates	$14,212	$14,305

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2012 and December 31, 2011, accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Compensation and benefit-related liabilities	$10,492	$18,349
Royalties	10,610	10,795
Facilities	1,919	2,229
Legal	2,170	962
Accounts payable	3,665	1,877
Purchase of unrestricted common stock (1)	—	2,018
Linkage	1,460	1,653
Other	8,059	8,188
Total	$38,375	$46,071

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

As of June 30, 2012 and December 31, 2011, amounts assessed by the Company on behalf of others included in current assets totaled $7.5 million and $5.2 million, respectively, and payments due to others included in current liabilities totaled $8.1 million and $5.8 million, respectively.

NOTE 9 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the six months ended June 30, 2012 (in thousands):

	Balance at December 31, 2011	Cash Additions	Revenue Recognition	Balance at June 30, 2012
Other – net	$351	$2,639	$(1,927)	$1,063
Liquidity provider sliding scale (1)	—	29,759	(13,457)	16,302
Total deferred revenue	$351	$32,398	$(15,384)	$17,365
(1)  Liquidity providers who prepay transaction fees, at a minimum, for the first two levels of the liquidity provider sliding scale are eligible to participate in reduced fees assessed to contract volume above 800,000 per month. The prepayment of 2012 transaction fees totaled $29.8 million. This amount is amortized and recorded as transaction fees over the respective period.

NOTE 10 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $2.0 million and $1.9 million for the six months ended June 30, 2012 and 2011, respectively.

Eligible employees may participate in the Supplemental Employee Retirement Plan (“SERP”), Executive Retirement Plan (“ERP”) and Deferred Compensation Plan. The SERP, ERP and Deferred Compensation Plan are defined contribution plans that are nonqualified by Internal Revenue Code regulations. The Company contributed $0.7 million and $0.6 million to the above plans for the six months ended June 30, 2012 and 2011, respectively.

The Company has a postretirement medical plan for certain current and former members of senior management. The Company recorded immaterial postretirement benefits expense for the three and six months ended June 30, 2012 and 2011.

NOTE 11 — INCOME TAXES

For the three and six months ended June 30, 2012 and 2011, the Company recorded income tax provisions of $27.2 million and $22.9 million and $50.7 million and $46.9 million, respectively. The effective tax rate for the six months ended June 30, 2012 and 2011 was 41.4%. Although the effective tax rate is the same for both periods, the effective tax rate for the six months ended June 30, 2012 reflects the impact of an increase of an uncertain tax position partially offset by a reduction in the statutory apportionment rates assigned to the Company by the State of Illinois.

As of June 30, 2012 and December 31, 2011, the Company had $13.3 million and $11.4 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions primarily from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $1.5 million, not including any potential new additions.

Estimated interest costs and penalties, which are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income, were $0.2 million for the three months ended June 30, 2012 and 2011 and $0.3 million for the six months ended June 30, 2012 and 2011. Accrued interest and penalties were $1.1 million and $0.8 million as of June 30, 2012 and December 31, 2011.

The Company is subject to U.S. federal tax, Illinois, New Jersey and New York state taxes and Washington D.C. taxes, as well as other local jurisdictions. The Company’s tax returns have been examined by the Internal Revenue Service through

2009 and the Illinois Department of Revenue through 2008. For New Jersey and Washington D.C., the open years are 2008 and forward. The Company is currently under audit by the Internal Revenue Service for 2010, the State of New York for the 2007-2009 tax years and the State of Illinois for the 2009 and 2010 tax years.

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

The Company applied FASB ASC 820, Fair Value Measurement and Disclosure (formerly, FASB Statement No. 157, Fair Value Measurements), which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing the framework for measuring fair value. ASC 820 applies to financial and nonfinancial instruments that are measured and reported on a fair value basis. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

•	Level 1—Unadjusted inputs based on quoted markets for identical assets or liabilities.

•	Level 2—Observable inputs, either direct or indirect, not including Level 1, corroborated by market data or based upon quoted prices in non-active markets.

•	Level 3—Unobservable inputs that reflect management’s best assumptions of what market participants would use in valuing the asset or liability.

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$120,000	$—	$—	$120,000
Total assets at fair value at June 30, 2012	$120,000	$—	$—	$120,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$126,000	$—	$—	$126,000
Total assets at fair value at December 31, 2011	$126,000	$—	$—	$126,000

In March 2011, the Company revalued its investment in NSX Holdings, Inc. as a result of an other-than-temporary impairment resulting in a full impairment totaling $0.5 million, which represented the carrying value of the investment. The investment was classified as level 3 as the fair value was based on both observable and unobservable inputs.

In December 2011, the Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired a 6.25% interest in IPXI Holdings, LLC ("IPXI") for $2.5 million. The Company contributed cash of $1.3 million and has accrued a liability of $1.2 million, which based on the achievement of certain deliverables, will become due in December 2012 and will increase the Company's share of IPXI to 10.0%. The investment, measured at fair value on a non-recurring basis, is classified as level 3 as the fair value was based on both observable and unobservable inputs.

NOTE 13 — LEGAL PROCEEDINGS

As of June 30, 2012, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

The Company reviews its legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. The Company's assessment of whether a loss is reasonably possible or probable is based on its assessment of the ultimate outcome of the matter following all appeals.

Estimates of probable losses resulting from patent litigation involving the Company are inherently difficult to make, particularly when the Company's view of the case is significantly different than that expressed by the plaintiff. The Company has not recorded a liability related to damages in connection with these matters.

As of June 30, 2012, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

Index Options Litigation
On May 25, 2012, the Illinois Appellate Court (the "Appellate Court") affirmed the ruling of the Circuit Court of Cook County, Illinois granting CBOE, The McGraw-Hill Companies, Inc and CME Group Index Services, LLC summary judgment against International Securities Exchange ("ISE") and its parent company. The summary judgment motion enjoined ISE from listing or providing an exchange trading market for options on the S&P 500 Index or the Dow Jones Industrial Average and OCC from listing and clearing options on such ISE options. ISE has asked for leave to appeal this decision.
Patent Litigation
ISE
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
Realtime
On August 6, 2012, the Company and Realtime Data, LLC entered into a settlement agreement, the terms of which are confidential, under which the parties agreed to file a stipulation of dismissal of the matter and in connection with which the Company recorded an immaterial charge. Based on the terms of the settlement agreement, the Company has determined that this litigation is not currently a material legal proceeding. Accordingly, the Company does not intend to make disclosures about this proceeding in its future periodic filings.

NOTE 14 — SUBSEQUENT EVENTS

On July 31, 2012, CBOE Holdings' Board of Directors authorized the Company to repurchase an additional $100.0 million of its outstanding unrestricted common stock. This program will be in addition to any unused amount remaining under the August 2011 authorization.

Additionally, the Company announced that its board of directors declared a quarterly cash dividend of $0.15 per share. The dividend is payable September 21, 2012 to stockholders of record at the close of business on August 31, 2012.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Overview

The following summarizes changes in financial performance for the three months ended June 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$132.6	$120.3	$12.3	10.2%
Total operating expenses	66.5	63.8	2.7	4.2%
Operating income	66.1	56.5	9.6	17.0%
Total other income/(expense)	(0.4)	(0.2)	(0.2)	100.0%
Income before income taxes	65.7	56.3	9.4	16.7%
Income tax provision	27.2	22.9	4.3	18.8%
Net income	$38.5	$33.4	$5.1	15.3%
Net income allocated to common stockholders	$37.9	$32.6	$5.3	16.3%
Operating income percentage	49.8%	46.9%
Net income percentage	29.0%	27.8%
Diluted net income per share allocated to common stockholders	$0.44	$0.36

•	The Company’s market share of total exchange traded options contracts was 29.0% for the three months ended June 30, 2012 compared with 26.0% for the same period in 2011.

•	Total operating revenues increased due to higher transaction fees, exchange services and other fees and market data fees, partially offset by lower access fees and regulatory fees.

•
Total operating expenses increased primarily due to higher employee costs, outside services, royalty fees and travel and promotional expenses, partially offset by decreases in depreciation and amortization and trading volume incentives.

Operating Revenues

Total operating revenues for the three months ended June 30, 2012 were $132.6 million, an increase of $12.3 million, or 10.2%, compared with the same period in 2011. The following summarizes changes in total operating revenues for the three months ended June 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$94.9	$86.3	$8.6	10.0%
Access fees	16.1	17.0	(0.9)	(5.3)%
Exchange services and other fees	7.9	4.3	3.6	83.7%
Market data fees	6.4	4.8	1.6	33.3%
Regulatory fees	4.1	4.8	(0.7)	(14.6)%
Other revenue	3.2	3.1	0.1	3.2%
Total operating revenues	$132.6	$120.3	$12.3	10.2%

Transaction Fees

Transaction fees increased 10.0% to $94.9 million for the three months ended June 30, 2012, compared with $86.3 million for the same period in 2011. This increase was due to increases of 8.0% and 1.9% in total trading volume and average revenue per contract, respectively. Transaction fees accounted for 71.6% and 71.7% of total operating revenues for the first three months of 2012 and 2011, respectively.

Our share of total exchange traded options contracts increased to 29.0% from 26.0% in the prior year period, while overall trading volume in the industry decreased. We believe the market share increase is primarily attributable to the fee changes implemented at the beginning of 2012.

Overall trading volume is impacted by many factors which may or may not be in our control. These factors include: political and world events, market volatility, regulatory actions or considerations, availability of capital, competition, trading patterns or strategies, number of trading days in the period and seasonality.

Average revenue per contract, discussed in detail below, is impacted by our fee structure which includes volume based incentive programs, mix of products traded and the percentage of trading volume executed by customers as compared to professionals, market-makers, clearing trading permit holders and broker-dealers. The implementation of fee changes, which may increase or decrease our average revenue per contract, is primarily to ensure that we are competitive in the options marketplace and to ultimately improve and continue to drive order flow to our exchanges. We cannot predict the trading patterns of exchange participants but we can continue to price our products at levels that are competitive in our markets.

The following summarizes transaction fees by product for the three months ended June 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$15.6	$20.6	$(5.0)	(24.3)%
Indexes	53.4	44.1	9.3	21.1%
Exchange-traded funds	16.4	17.1	(0.7)	(4.1)%
Total options transaction fees	85.4	81.8	3.6	4.4%
Futures	9.5	4.5	5.0	111.1%
Total transaction fees	$94.9	$86.3	$8.6	10.0%

Trading Volume

Our average daily trading volume for the three months ended June 30, 2012 was 4.80 million contracts, up 8.0% compared with 4.45 million for the same period in 2011. The Company experienced volume increases among all product categories. The 12.4% increase in indexes was primarily driven by higher volume in SPX and VIX options. The 3.7% and 7.6% increases in equities and exchange-traded funds were primarily driven by the fee changes implemented in 2012. The Company continued to experience significant growth in futures primarily driven by futures contracts on the VIX Index. Total trading days for the three months ended June 30, 2012 and 2011 were sixty-three.

The following summarizes changes in total trading volume and average daily trading volume ("ADV") by product for the three months ended June 30, 2012 compared to the same period in 2011.

	2012		2011		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	126.5	2.01	122.0	1.94	3.7%	3.7%
Indexes	78.9	1.25	70.2	1.11	12.4%	12.4%
Exchange-traded funds	91.4	1.45	84.9	1.35	7.6%	7.6%
Total options contracts	296.8	4.71	277.1	4.40	7.1%	7.1%
Futures contracts	5.9	0.09	3.1	0.05	92.7%	92.7%
Total contracts	302.7	4.80	280.2	4.45	8.0%	8.0%

The following provides the percentage of volume by product category for the three months ended June 30, 2012 and 2011.

	2012	2011
Equities	41.8%	43.5%
Indexes	26.1%	25.1%
Exchange-traded funds	30.2%	30.3%
Futures	1.9%	1.1%
Total	100.0%	100.0%

Average revenue per contract

The average revenue per contract was $0.314 for the three months ended June 30, 2012, an increase of 1.9% compared with $0.308 for the same period in 2011. Average revenue per contract represents transaction fees divided by total contracts cleared.

The following summarizes average revenue per contract by product for the three months ended June 30, 2012 compared to the same period in 2011.

	2012	2011	Percent Change
Equities	$0.123	$0.169	(27.2)%
Indexes	0.677	0.627	8.0%
Exchange-traded funds	0.180	0.202	(10.9)%
Total options average revenue per contract	0.288	0.295	(2.4)%
Futures	1.607	1.477	8.8%
Total average revenue per contract	$0.314	$0.308	1.9%

There were a number of factors that contributed to the increase in total average revenue per contract for the three months ended June 30, 2012 compared to the same period in 2011, including our rate structure and product mix.

•
Rate structure - Our rate structure includes sliding scales, volume discounts and limits on fees as part of our effort to increase liquidity and market share in both multiply-listed options products and, to a lesser extent, on our proprietary products. In general, the transaction fee changes implemented in 2012 increased the average revenue per contract on index options and futures and decreased the average revenue per contract on multiply-listed options products (equities and exchange-traded funds). We expect this trend to continue for the remainder of 2012. One of the fee changes implemented in 2012 contributing to the decrease in multiply-listed products average revenue per contract was the Volume Incentive Program ("VIP"). The VIP provides credits to firms for qualifying customer contracts in multiply-listed options in excess of certain thresholds.

•
Product mix - The increase in the percentage of trades executed in index options and futures in the current year quarter compared to the year ago quarter had a positive impact on average revenue per contract.

At June 30, 2012, there were approximately one hundred five clearing firms, two of which cleared a combined 45% of our billings collected through the OCC for the three months ended June 30, 2012. The next largest clearing firm accounted for approximately 5% of our billings collected through the OCC. No one customer affiliated with either of the top two clearing firms represented more than 18% of the billings collected for the three months ended June 30, 2012 or 2011. Should a clearing firm withdraw, we believe the affiliated customer portion of that firm’s trading activity would likely transfer to another clearing firm.

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

Access Fees

Access fees for the three months ended June 30, 2012 and 2011 were $16.1 million and $17.0 million, respectively, representing 12.2% and 14.2% of total operating revenues, respectively. The decrease in access fees was primarily due to fee adjustments for market-maker trading permits, which lowered the fee for both monthly trading permits and pricing under the market-maker trading permit sliding scale in the current year period. Market-makers that commit to a minimum number of trading permits for the calendar year qualify for a discounted monthly rate.

The demand for trading permits could be impacted by seasonality and market fluctuations that affect trading volume.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended June 30, 2012 increased 83.7% to $7.9 million from $4.3 million for the same period in 2011. The increase was primarily due to pricing increases for services such as connectivity to CBOE Command through network access ports and client application services.

Market Data Fees

Market data fees increased 33.3% for the three months ended June 30, 2012 to $6.4 million from $4.8 million for the same period in 2011. Market data fees represent income derived from OPRA as well as the Company’s market data services. OPRA and Company market data services for the three months ended June 30, 2012 and 2011, were $4.0 million and $2.4 million and $3.1 million and $1.7 million, respectively. OPRA income is allocated through OPRA based on each exchange's share of total options transactions cleared. The Company’s share of OPRA income for the three months ended June 30, 2012 increased to 24.4% from 21.7% for the same period in 2011. The increase in the Company's share of total options transactions resulted primarily from higher volume driven by the fee changes implemented in 2012.

Regulatory Fees

Regulatory fees decreased 14.6% for the three months ended June 30, 2012 to $4.1 million from $4.8 million for the same period in 2011. The Company's regulatory fees are primarily based on the number of customer contracts traded throughout the listed United States options industry. The decrease in regulatory fees was primarily due to lower customer volume industry wide as compared to the same period in 2011.

CBOE increased its, and C2 implemented an, options regulatory fee rate effective August 1, 2012. Accordingly, if volume in customer contracts remains at the current year levels, the Company expects regulatory fees to increase for the balance of 2012. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from the regulatory fees and fines cannot be used for non-regulatory purposes.

Operating Expenses

Total operating expenses increased $2.7 million, or 4.2%, to $66.5 million for the three months ended June 30, 2012 from $63.8 million for the same period in 2011. This increase was primarily due to higher employee costs, outside services, royalty fees and travel and promotional expenses, partially offset by lower depreciation and amortization and trading volume incentives. As a percentage of operating revenues for the three months ended June 30, 2012 and 2011, operating expenses were 50.2% and 53.2%, respectively.

The following summarizes changes in operating expenses for the three months ended June 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$25.3	$24.5	$0.8	3.3%
Depreciation and amortization	8.3	9.0	(0.7)	(7.8)%
Data processing	4.9	4.9	—	—%
Outside services	9.3	7.2	2.1	29.2%
Royalty fees	12.0	10.4	1.6	15.4%
Trading volume incentives	1.2	2.5	(1.3)	(52.0)%
Travel and promotional expenses	3.3	2.3	1.0	43.5%
Facilities costs	1.2	1.4	(0.2)	(14.3)%
Other expenses	1.0	1.6	(0.6)	(37.5)%
Total operating expenses	$66.5	$63.8	$2.7	4.2%

Employee Costs

For the three months ended June 30, 2012, employee costs were $25.3 million, or 19.1% of total operating revenues, compared with $24.5 million, or 20.4% of total operating revenues, for the same period in 2011. This represented an increase of $0.8 million, or 3.3%. The increase was primarily attributed to higher salary expenses of $0.4 million due to an increase in headcount and an increase in self-insurance medical expenses of $0.6 million. The Company expects salary expenses to continue trending higher for the remainder of 2012 resulting from the hiring of additional staff, primarily for regulatory functions.

Depreciation and Amortization

Depreciation and amortization decreased by $0.7 million to $8.3 million for the three months ended June 30, 2012 compared with $9.0 million for the same period in 2011. Depreciation and amortization charges represented 6.3% and 7.5% of total operating revenues for the three months ended June 30, 2012 and 2011, respectively.

Outside Services

Expenses related to outside services increased to $9.3 million for the three months ended June 30, 2012 from $7.2 million in the prior-year period and represented 7.0% and 6.0% of total operating revenues for the three months ended June 30, 2012 and 2011, respectively. The $2.1 million increase primarily resulted from higher expenses for contract programmers, patent litigation and the Company's review of regulatory compliance.

Royalty Fees

Royalty fees for the three months ended June 30, 2012 were $12.0 million compared with $10.4 million for the same period in 2011, an increase of $1.6 million resulting from higher trading volume in licensed index products. Royalty fees represented 9.1% and 8.6% of total operating revenues for the three months ended June 30, 2012 and 2011, respectively.

Trading Volume Incentives

Trading volume incentives decreased by $1.3 million to $1.2 million for the three months ended June 30, 2012 compared to $2.5 million for the same period in 2011. The decrease was primarily due to a modification in the criteria for contracts qualifying for certain quantity-based fee waivers and an adjustment to the fees paid by the Company for transactions linked to away exchanges.

Travel and Promotional Expenses

Travel and promotional expenses for the three months ended June 30, 2012 and 2011 were $3.3 million and $2.3 million, respectively. The increase was primarily due to higher advertising expenses.

Operating Income

As a result of the items above, operating income for the three months ended June 30, 2012 was $66.1 million compared to $56.5 million for the same period in 2011, an increase of $9.6 million.

Income before Income Taxes

Income before income taxes for the three months ended June 30, 2012 was $65.7 million compared to $56.3 million for the same period in 2011, an increase of $9.4 million.

Income Tax Provision

For the three months ended June 30, 2012, the income tax provision was $27.2 million compared to $22.9 million for the same period in 2011. The effective tax rate was 41.4% and 40.7% for the three months ended June 30, 2012 and 2011, respectively. The higher effective rate reflects the impact of an increase of an uncertain tax position partially offset by a reduction in the statutory apportionment rates assigned to the Company by the State of Illinois.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended June 30, 2012 was $37.9 million compared to $32.6 million for the same period in 2011, an increase of $5.3 million. Basic and diluted net income per share allocated to common stockholders were $0.44 and $0.36 for the three months ended June 30, 2012 and 2011, respectively.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Overview

The following summarizes changes in financial performance for the six months ended June 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$253.9	$244.3	$9.6	3.9%
Total operating expenses	130.4	130.3	0.1	0.1%
Operating income	123.5	114.0	9.5	8.3%
Total other income/(expense)	(0.9)	(0.8)	(0.1)	12.5%
Income before income taxes	122.6	113.2	9.4	8.3%
Income tax provision	50.7	46.9	3.8	8.1%
Net income	$71.9	$66.3	$5.6	8.4%
Net income allocated to common stockholders	$70.8	$64.7	$6.1	9.4%
Operating income percentage	48.6%	46.7%
Net income percentage	28.3%	27.1%
Diluted net income per share allocated to common stockholders	$0.81	$0.72

•
The Company’s market share of total exchange traded options contracts was 28.6% for the six months ended June 30, 2012 compared with 26.6% for the same period in 2011. We believe the market share increase is primarily attributable to the fees changes implemented at the beginning of 2012.

•	Total operating revenues increased due to higher transaction fees, exchange services and other fees and market data fees, partially offset by lower access fees and regulatory fees.

•
Total operating expenses increased primarily due to higher outside services, royalty fees and travel and promotional expenses, substantially offset by decreases in depreciation and amortization and trading volume incentives.

Significant events in the six months ended June 30, 2012

In 2012, the Company implemented several changes to its fee schedule to promote trading in various products. Adjustments were made to liquidity provider sliding scales, effectively decreasing per contract fees on multiply-listed options products and increasing per contract fees on proprietary products. For Clearing Trading Permit Holders that are proprietary firms, a single, fixed transaction fee for non-paired orders in products other than our proprietary option products was established. And, in an effort to increase our market share, we implemented VIP to reward firms who execute qualifying electronic, public customer, multiply-listed volume at CBOE in excess of certain thresholds, with a graduated schedule for higher tiers.

In addition to transaction fee changes, we also adjusted our access fees and our exchange services and other fees for Trading Permit Holders that utilize our telecommunications networks and communications services, including co-location in our data center.

Operating Revenues

Total operating revenues for the six months ended June 30, 2012 were $253.9 million, an increase of $9.6 million, or 3.9%, compared with the same period in 2011. The following summarizes changes in total operating revenues for the six months ended June 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$179.7	$176.2	$3.5	2.0%
Access fees	32.1	34.6	(2.5)	(7.2)%
Exchange services and other fees	15.3	9.0	6.3	70.0%
Market data fees	12.7	9.9	2.8	28.3%
Regulatory fees	8.8	9.7	(0.9)	(9.3)%
Other revenue	5.3	4.9	0.4	8.2%
Total operating revenues	$253.9	$244.3	$9.6	3.9%

Transaction Fees

Transaction fees increased 2.0% to $179.7 million for the six months ended June 30, 2012, compared with $176.2 million for the same period in 2011. This increase was largely due to a 1.7% increase in total trading volume coupled with a 0.3% increase in average revenue per contract. Transaction fees accounted for 70.8% and 72.1% of total operating revenues for the first six months of 2012 and 2011, respectively.

The following summarizes transaction fees by product for the six months ended June 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$31.5	$46.4	$(14.9)	(32.1)%
Indexes	101.3	88.0	13.3	15.1%
Exchange-traded funds	30.4	33.3	(2.9)	(8.7)%
Total options transaction fees	163.2	167.7	(4.5)	(2.7)%
Futures	16.5	8.5	8.0	94.1%
Total transaction fees	$179.7	$176.2	$3.5	2.0%

Trading Volume

Our average daily trading volume for the six months ended June 30, 2012 was 4.84 million contracts, up 1.7% compared with 4.76 million for the same period in 2011. The Company continued to experience significant growth in index and options futures primarily driven by futures contracts on the VIX Index. Total trading days for the six months ended June 30, 2012 and 2011 were one hundred twenty-five.

The following summarizes changes in total trading volume and ADV by product for the six months ended June 30, 2012 compared to the same period in 2011.

	2012		2011		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	270.3	2.16	283.4	2.27	(4.6)%	(4.6)%
Indexes	151.7	1.21	142.9	1.14	6.1%	6.1%
Exchange-traded funds	173.3	1.39	163.2	1.31	6.2%	6.2%
Total options contracts	595.3	4.76	589.5	4.72	1.0%	1.0%
Futures contracts	10.0	0.08	5.7	0.04	76.0%	76.0%
Total contracts	605.3	4.84	595.2	4.76	1.7%	1.7%

The following provides the percentage of volume by product category for the six months ended June 30, 2012 and 2011.

	2012	2011
Equities	44.7%	47.6%
Indexes	25.1%	24.0%
Exchange-traded funds	28.6%	27.4%
Futures	1.6%	1.0%
Total	100.0%	100.0%

Average revenue per contract

The average revenue per contract was $0.297 for the six months ended June 30, 2012, an increase of 0.3% compared with $0.296 for the same period in 2011. The following summarizes average revenue per contract by product for the six months ended June 30, 2012 compared to the same period in 2011.

	2012	2011	Percent Change
Equities	$0.117	$0.164	(28.8)%
Indexes	0.668	0.616	8.5%
Exchange-traded funds	0.176	0.204	(13.9)%
Total options average revenue per contract	0.274	0.284	(3.6)%
Futures	1.644	1.491	10.3%
Total average revenue per contract	$0.297	$0.296	0.3%

There were a number of factors that contributed to the increase in total average revenue per contract for the six months ended June 30, 2012 compared to the same period in 2011, including our rate structure and product mix.

•
Rate structure - In general, the transaction fee changes implemented in 2012, increased the average revenue per contract on index options and futures and decreased average revenue per contract on multiply-listed options products (equities and exchange-traded funds).

•
Product mix - Index options and futures generate our highest average fee per contract. The increase in the percentage of trades executed in index options and futures in the current year compared to the prior year period had a positive impact on average revenue per contract.

Access Fees

Access fees for the six months ended June 30, 2012 and 2011 were $32.1 million and $34.6 million, respectively, representing 12.7% and 14.2% of total operating revenues, respectively. The decrease in access fees was primarily due to fee adjustments for market-maker trading permits implemented in January 2012.

Exchange Services and Other Fees

Exchange services and other fees for the six months ended June 30, 2012 increased 70.0% to $15.3 million from $9.0 million for the same period in 2011. The increase was primarily due to pricing increases in 2012 for services such as connectivity through network access ports and client application services.

Market Data Fees

Market data fees increased 28.3% for the six months ended June 30, 2012 to $12.7 million from $9.9 million for the same period in 2011. OPRA and Company market data services for the six months ended June 30, 2012 and 2011, were $8.2 million and $4.5 million and $6.7 million and $3.2 million, respectively. The Company’s share of OPRA income for the six months ended June 30, 2012 increased to 25.9% from 22.8% for the same period in 2011 resulting from higher market share. The increase in the Company's market share resulted primarily from higher volume driven by the fee changes implemented in 2012.

Regulatory Fees

Regulatory fees decreased 9.3% for the six months ended June 30, 2012 to $8.8 million from $9.7 million for the same period in 2011. The decrease is primarily due to lower volume of customer contracts industry wide as compared to the same period in 2011.

Operating Expenses

Total operating expenses were $130.4 million and $130.3 million for the six months ended June 30, 2012 and 2011, respectively. This increase was primarily due to higher outside services, royalty fees and travel and promotional expenses, substantially offset by decreases in depreciation and amortization and trading volume incentives. As a percentage of operating revenues for the six months ended June 30, 2012 and 2011, operating expenses were 51.5% and 53.4%, respectively.

The following summarizes changes in operating expenses for the six months ended June 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$50.6	$50.2	$0.4	0.8%
Depreciation and amortization	16.6	17.7	(1.1)	(6.2)%
Data processing	9.8	9.3	0.5	5.4%
Outside services	16.4	13.8	2.6	18.8%
Royalty fees	23.2	21.5	1.7	7.9%
Trading volume incentives	3.8	8.3	(4.5)	(54.2)%
Travel and promotional expenses	5.5	4.0	1.5	37.5%
Facilities costs	2.5	2.9	(0.4)	(13.8)%
Other expenses	2.0	2.6	(0.6)	(23.1)%
Total operating expenses	$130.4	$130.3	$0.1	0.1%

Employee Costs

For the six months ended June 30, 2012, employee costs were $50.6 million, or 19.9% of total operating revenues, compared with $50.2 million, or 20.6% of total operating revenues, for the same period in 2011. This represented an increase of $0.4 million, or 0.8%. The increase was primarily attributed to higher severance expense of $1.1 million, partially offset by lower stock-based compensation expense of $0.7 million.

Depreciation and Amortization

Depreciation and amortization decreased by $1.1 million to $16.6 million for the six months ended June 30, 2012 compared with $17.7 million for the same period in 2011. Depreciation and amortization charges represented 6.6% and 7.2% of total operating revenues for the six months ended June 30, 2012 and 2011, respectively.

Data Processing

Data processing expenses totaled $9.8 million and $9.3 million, representing 3.9% and 3.8% of total operating revenues for the six months ended June 30, 2012 and 2011, respectively. The increase in data processing expenses is primarily due to an increase in hardware and software maintenance relating to the migration of the trading platform to New Jersey.

Outside Services

Expenses related to outside services increased to $16.4 million for the six months ended June 30, 2012 from $13.8 million in the prior-year period and represented 6.5% and 5.6% of total operating revenues for the six months ended June 30, 2012 and 2011, respectively. The $2.6 million increase primarily resulted from higher fees for contract programmers, review of regulatory compliance and legal proceedings.

Royalty Fees

Royalty fees for the six months ended June 30, 2012 were $23.2 million compared with $21.5 million for the same period in 2011, an increase of $1.7 million. This increase is a direct result of the higher trading volume in licensed index products. Royalty fees represented 9.1% and 8.8% of total operating revenues for the six months ended June 30, 2012 and 2011, respectively.

Trading Volume Incentives

Trading volume incentives decreased by $4.5 million to $3.8 million for the six months ended June 30, 2012 compared to $8.3 million for the same period in 2011. The decrease was primarily due to a modification in the criteria for contracts qualifying for certain quantity-based fee waivers and an adjustment to the fees paid by the Company for transactions linked to away exchanges.

Travel and Promotional Expenses

Travel and promotional expenses for the six months ended June 30, 2012 were $5.5 million compared with $4.0 million for the same period in 2011, an increase of $1.5 million. The increase was primarily due to higher advertising expenses.

Operating Income

As a result of the items above, operating income for the six months ended June 30, 2012 was $123.5 million compared to $114.0 million for the same period in 2011, an increase of $9.5 million.

Income before Income Taxes

Income before income taxes for the six months ended June 30, 2012 and 2011 was $122.6 million and $113.2 million, respectively, resulting in an increase of $9.4 million.

Income Tax Provision

For the six months ended June 30, 2012, the income tax provision was $50.7 million compared to $46.9 million for the same period in 2011. The effective tax rate was 41.4% for the six months ended June 30, 2012 and 2011.

Net Income

As a result of the items above, net income allocated to common stockholders for the six months ended June 30, 2012 was $70.8 million compared to $64.7 million for the same period in 2011, an increase of $6.1 million. Basic and diluted net income per share allocated to common stockholders were $0.81 and $0.72 for the years ended June 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, total assets were $343.8 million, an increase of $15.9 million compared with $327.9 million at December 31, 2011. The following highlights factors that contributed to the change in total assets:

•
Cash and cash equivalents decreased by $7.8 million to $127.1 million at June 30, 2012 from $134.9 million at December 31, 2011, primarily due to estimated tax payments of $52.5 million, treasury stock repurchases totaling $49.7 million and dividend payments totaling $21.3 million, partially offset by cash generated from operations and the prepayment of liquidity provider transaction fees. Our cash and cash equivalents at June 30, 2012 were primarily composed of investments in institutional prime money market funds.

•	Accounts receivable increased by $10.8 million to $48.4 million at June 30, 2012 from $37.6 million at December 31, 2011, primarily due to higher trading volume in June 2012 compared to December 2011.

At June 30, 2012, total liabilities were $103.9 million, an increase of $12.3 million from the December 31, 2011 balance of $91.6 million. This increase was primarily due to increases in deferred revenue and other liabilities of $17.0 million, partially offset by a decrease of $7.7 million in accounts payable and accrued expenses.

Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures and includes actual and anticipated quarterly dividend payments and common stock repurchases under the announced program. We expect to use cash on hand at June 30, 2012 and funds generated from operations to continue to meet our 2012 cash requirements.

Cash Flows

Operating Activities

Net cash flows provided by operating activities was $86.7 million and $92.6 million for the first six months of 2012 and 2011, respectively. The decrease in net cash flows provided by operating activities was primarily due to a decrease in deferred revenue and other liabilities primarily resulting from the removal of certain index products and reduction in volume thresholds in the liquidity provider sliding scale and a decrease in accounts payable and accrued expenses.

Net cash flows provided by operating activities was $14.8 million higher than net income for the six months ended June 30, 2012. The net increase was mainly a result of higher deferred revenue and other liabilities of $17.1 million, primarily due to the prepayment of transaction fees that are amortized over the year, and non-cash expenses of $16.6 million and $6.0 million for depreciation and amortization and stock-based compensation, respectively. These amounts were partially offset by a decrease in accounts payable and accrued expenses of $8.6 million and an increase in accounts receivable of $10.9 million.

Investing Activities

Net cash flows used in investing activities were $20.3 million and $18.3 million for the six months ended June 30, 2012 and 2011, respectively. Expenditures for capital and other assets totaled $19.5 million and $18.3 million for the six months ended June 30, 2012 and 2011, respectively, primarily representing purchases of systems hardware and software.

Financing Activities

Net cash flows used in financing activities totaled $74.2 million and $21.5 million for the six months ended June 30, 2012 and 2011, respectively. For the period ended June 30, 2012, net cash flows used in financing activities consisted of $21.3 million for the payment of quarterly dividends, $49.7 million in unrestricted common stock purchases under the Company's share repurchase program and $3.1 million for purchases of shares of unrestricted common stock surrendered in the second quarter of 2012 to satisfy employees' tax obligations upon the vesting of restricted stock.

Dividends
The Company’s expectation is to continue to pay dividends, with any such dividend based on prior year’s net income adjusted for certain items. The decision to pay a dividend, however, remains within the discretion of our Board of Directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our Board of Directors deems relevant. Future credit facilities, other future debt obligations and statutory provisions may limit, or in some cases prohibit, our ability to pay dividends.
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

From August 2011 through June 30, 2012, the Company has purchased 3,707,424 shares of unrestricted common stock at an average cost per share of $26.09 totaling $96.7 million in purchases under the program.

For the six months ended June 30, 2012, the Company has purchased 1,871,424 shares of unrestricted common stock at an average cost per share of $26.58 totaling $49.7 million in purchases under the program.

On July 31, 2012, the Company's board of directors authorized the Company to repurchase an additional $100.0 million of its outstanding unrestricted common stock. This program will be in addition to any unused amount remaining under the August 2011 authorization (See Note 14 - Subsequent Events).

Commercial Commitments and Contractual Obligations

The Company leases office space in downtown Chicago, Illinois for its Regulatory Services Division, in a suburb of Chicago for its disaster recovery center, in New York for certain marketing activities and in New Jersey for our trading platform, with lease terms remaining from 2 months to 62 months as of June 30, 2012. Total rent expense related to the lease obligations for the six months ended June 30, 2012 and 2011 were $1.7 million and $1.6 million, respectively. The Company does not expect the upgrade of our trading platform nor the move of our trading platform to Secaucus, New Jersey to result in any material commercial commitments or contractual obligations.

Future minimum payments under these non-cancelable leases were as follows at June 30, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years
Operating leases	$11,397	$2,791	$4,779	$3,827
Total	$11,397	$2,791	$4,779	$3,827

In addition to the non-cancelable leases, the Company has licensing agreements with various licensors containing annual minimum fee requirements totaling $10.7 million for the next five years and $1.1 million for the five years thereafter.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including changes in interest rates and inflation. There have been no material changes in our market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures

Disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice
President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the three months ended June 30, 2012. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended June 30, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2012, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

The Company reviews its legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. The Company's assessment of whether a loss is reasonably possible or probable is based on its assessment of the ultimate outcome of the matter following all appeals.

Estimates of probable losses resulting from patent litigation involving the Company are inherently difficult to make, particularly when the Company's view of the case is significantly different than that expressed by the plaintiff. The Company has not recorded a liability related to damages in connection with these matters.

As of June 30, 2012, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

Index Options Litigation
On May 25, 2012, the Illinois Appellate Court (the "Appellate Court") affirmed the ruling of the Circuit Court of Cook County, Illinois granting CBOE, The McGraw-Hill Companies, Inc and CME Group Index Services, LLC summary judgment against ISE and its parent company. The summary judgment motion enjoined ISE from listing or providing an exchange trading market for options on the S&P 500 Index or the Dow Jones Industrial Average and OCC from listing and clearing options on such ISE options. ISE has asked for leave to appeal this decision.
Patent Litigation
ISE
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
Realtime

On August 6, 2012, the Company and Realtime Data, LLC entered into a settlement agreement, the terms of which are confidential, under which the parties agreed to file a stipulation of dismissal of the matter and in connection with which the Company recorded an immaterial charge. Based on the terms of the settlement agreement, the Company has determined that this litigation is not currently a material legal proceeding. Accordingly, the Company does not intend to make disclosures about this proceeding in its future periodic filings.

Item 1A. Risk Factors

There have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on February 28, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The table below shows the purchases of equity securities by the Company in the three months ended June 30, 2012, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 – April 30, 2012	482,000	$26.96	482,000	$9,368,418
May 1, 2012 – May 31, 2012	226,424	25.43	226,424	3,610,456
June 1, 2012 – June 30, 2012	14,000	24.93	14,000	3,261,436
Totals	722,424	$26.44	722,424

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

(d) The table below reflects the purchases of unrestricted stock by the Company from employees upon vesting of such shares to satisfy employees' income tax withholding requirements by the Company in the three months ended June 30, 2012:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	41	$27.97	—	—
May 1, 2012 – May 31, 2012	—	—	—	—
June 1, 2012 – June 30, 2012	114,721	27.24	—	—
Totals	114,762	$—	—

(2) Reflects unrestricted common stock surrendered in the second quarter of 2012 to satisfy employees' tax obligations upon the vesting of restricted stock.

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ William J. Brodsky
William J. Brodsky
Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	August 7, 2012

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	August 7, 2012

CBOE Holdings, Inc.
Form 10-Q
Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS*	XBRL Instance Document (Filed herewith)

101.SCH*	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).

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