Form 10-Q
period 2012-09-30
CBOE Holdings, Inc.
filed 2012-11-06
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of unrestricted common stock, as of the latest practicable date:

Class	October 31, 2012
Unrestricted Common Stock, par value $0.01	87,271,635 shares

CBOE HOLDINGS, INC.

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"CBOE Holdings" refers to CBOE Holdings, Inc. and its subsidiaries after the completion of the restructuring transaction, which occurred on June 18, 2010.

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
Some factors that could cause actual results to differ include:

•	the loss of our right to exclusively list certain premium products;

•	decreases in the amount of trading volumes or a shift in the mix of products traded on our exchanges;

•	compliance with legal and regulatory obligations;

•	increasing competition by foreign and domestic entities, including increased competition from new entrants into our markets and consolidation of existing entities;

•	increasing price competition in our industry;

•	our ability to maintain access fee revenues;

•	economic, political and market conditions;

•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
	(unaudited)
Operating Revenues:
Transaction fees	$86,621	$109,840	$266,341	$286,018
Access fees	15,965	16,918	48,107	51,564
Exchange services and other fees	7,771	4,531	23,072	13,497
Market data fees	6,101	4,909	18,850	14,847
Regulatory fees	5,711	5,266	14,487	14,994
Other revenue	6,150	2,140	11,404	7,015
Total Operating Revenues	128,319	143,604	382,261	387,935
Operating Expenses:
Employee costs	27,166	25,945	77,756	76,186
Depreciation and amortization	8,634	8,897	25,274	26,588
Data processing	5,070	4,337	14,896	13,671
Outside services	9,075	6,881	25,510	20,650
Royalty fees	11,304	13,956	34,496	35,475
Trading volume incentives	1,423	3,525	5,248	11,799
Travel and promotional expenses	2,548	2,416	8,018	6,470
Facilities costs	1,268	1,081	3,797	3,974
Other expenses	970	1,600	2,920	4,171
Total Operating Expenses	67,458	68,638	197,915	198,984
Operating Income	60,861	74,966	184,346	188,951
Other Income/(Expense):
Investment income	41	15	89	119
Net loss from investment in affiliates	(368)	(190)	(1,282)	(650)
Interest and other borrowing costs	—	(226)	—	(673)
Total Other Expense	(327)	(401)	(1,193)	(1,204)
Income Before Income Taxes	60,534	74,565	183,153	187,747
Income tax provision	14,776	33,238	65,482	80,148
Net Income	45,758	41,327	117,671	107,599
Net income allocated to participating securities	(515)	(730)	(1,690)	(2,294)
Net Income Allocated to Common Stockholders	$45,243	$40,597	$115,981	$105,305
Net Income Per Share Allocated to Common Stockholders (Note 4):
Basic	$0.52	$0.45	$1.33	$1.17
Diluted	0.52	0.45	1.33	1.17
Weighted average shares used in computing income per share:
Basic	87,272	90,334	87,523	90,195
Diluted	87,272	90,334	87,523	90,195

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
	(unaudited)
Net Income	$45,758	$41,327	$117,671	$107,599

Comprehensive Income (Loss) - net of tax:
Post retirement benefit obligation	15	11	(8)	58

Comprehensive Income	45,773	41,338	117,663	107,657
Comprehensive income allocated to participating securities	(515)	(730)	(1,690)	(2,294)
Comprehensive Income allocated to common stockholders	$45,258	$40,608	$115,973	$105,363

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2012 and December 31, 2011

(in thousands, except share amounts)	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$160,281	$134,936
Accounts receivable—net allowances of $331 and $304	45,379	37,578
Marketing fee receivable	8,456	5,195
Income taxes receivable	16,809	6,756
Other prepaid expenses	6,737	4,152
Other current assets	786	1,065
Total Current Assets	238,448	189,682
Investments in Affiliates	14,257	14,305
Land	4,914	4,914
Property and Equipment:
Construction in progress	9,287	1,264
Building	62,148	60,917
Furniture and equipment	257,249	252,905
Less accumulated depreciation and amortization	(251,157)	(238,288)
Total Property and Equipment—Net	77,527	76,798
Other Assets:
Software development work in progress	11,881	6,168
Data processing software and other assets (less accumulated amortization of 2012 - $131,153, 2011- $121,173)	30,499	36,001
Total Other Assets—Net	42,380	42,169
Total	$377,526	$327,868
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$38,307	$46,071
Marketing fee payable	9,043	5,765
Deferred revenue and other liabilities	8,713	351
Post-retirement medical benefits	26	100
Income taxes payable	—	—
Total Current Liabilities	56,089	52,287
Long-term Liabilities:
Post-retirement medical benefits	1,882	1,781
Income taxes payable	18,206	12,185
Other long-term liabilities	3,968	3,906
Deferred income taxes	21,860	21,439
Total Long-term Liabilities	45,916	39,311
Commitments and Contingencies
Total Liabilities	102,005	91,598
Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 91,270,199 issued and 87,271,635 outstanding at September 30, 2012; 90,781,222 issued and 88,768,885 outstanding at December 31, 2011	913	908
Additional paid-in-capital	64,512	55,469
Retained earnings	315,203	232,121
Treasury stock at cost – 3,998,564 shares at September 30, 2012 and 2,012,337 shares at December 31, 2011	(104,200)	(51,329)
Accumulated other comprehensive loss	(907)	(899)
Total Stockholders’ Equity	275,521	236,270
Total	$377,526	$327,868
 See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in thousands)	Preferred Stock	Unrestricted Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—January 1, 2012	$—	$908	$55,469	$232,121	$(51,329)	$(899)	$236,270
Cash dividends on common stock				(34,589)			(34,589)
Stock based compensation			9,048				9,048
Issuance of vested restricted stock granted to employees		5	(5)				—
Purchase of unrestricted common stock from employees					(3,127)		(3,127)
Purchase of unrestricted common stock under announced program					(49,744)		(49,744)
Net income				117,671			117,671
Post-retirement benefit obligation adjustment—net of tax						(8)	(8)
Balance—September 30, 2012	$—	$913	$64,512	$315,203	$(104,200)	$(907)	$275,521

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
(in thousands)	September 30, 2012	September 30, 2011
	(unaudited)
Cash Flows from Operating Activities:
Net income	$117,671	$107,599
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	25,274	26,588
Other amortization	66	67
Provision for deferred income taxes	387	(911)
Stock-based compensation	9,048	9,608
Loss on disposition of property	—	1,179
Loss on investment in affiliate	1,282	190
Impairment of investment in affiliate	—	460
Change in assets and liabilities:
Accounts receivable	(7,801)	(8,267)
Marketing fee receivable	(3,261)	816
Income taxes receivable	(10,053)	5,175
Prepaid expenses	(2,585)	(1,188)
Other current assets	279	(157)
Accounts payable and accrued expenses	(7,149)	4,248
Marketing fee payable	3,278	(809)
Deferred revenue and other liabilities	8,424	10,769
Post-retirement benefit obligations	(13)	(3)
Income taxes payable	6,021	8,933
Net Cash Flows provided by Operating Activities	140,868	164,297
Cash Flows from Investing Activities:
Capital and other assets expenditures	(26,829)	(23,485)
Investment in affiliates	(1,234)	—
Other	—	57
Net Cash Flows used in Investing Activities	(28,063)	(23,428)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(34,589)	(29,476)
Purchase of unrestricted common stock from employees	(3,127)	(3,075)
Purchase of unrestricted common stock under announced program	(49,744)	(14,887)
Net Cash Flows used in Financing Activities	(87,460)	(47,438)
Net Increase in Cash and Cash Equivalents	25,345	93,431
Cash and Cash Equivalents at Beginning of Period	134,936	53,789
Cash and Cash Equivalents at End of Period	$160,281	$147,220
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$69,423	$68,119
Non-cash activities:
Unpaid liability to acquire equipment and software	923	1,053

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2012 and 2011
(unaudited)

NOTE 1 —DESCRIPTION OF BUSINESS

CBOE Holdings is the holding company of registered securities exchanges, subject to oversight by the SEC, and of a designated contract market subject to the oversight of the CFTC.

The primary business of the Company is the operation of markets for the trading of listed options contracts on three broad product categories: 1) the stocks of individual corporations (equity options), 2) various market indexes (index options) and 3) other exchange-traded products such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options). We also offer futures through a futures market. The Company owns and operates three stand-alone exchanges, but reports the results of its operations in one reporting segment. CBOE is our largest exchange by volume and offers trading for listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single market is known as our Hybrid trading model. C2, our all-electronic exchange, also offers trading for listed options, but with a different market model and fee schedule than CBOE. Finally, CFE, our all-electronic futures exchange, offers futures on the CBOE Volatility Index (the VIX Index), as well as on other products. All of our exchanges operate on our proprietary technology platform known as CBOE Command.

In September 2012, the Company announced plans to establish a CFE technology hub in London which will provide European firms a cost-efficient way to send and receive CFE data and to execute trades.

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

NOTE 3 — SHARE REPURCHASE PROGRAM

On August 2, 2011, the Company announced that its board of directors had approved a share repurchase program that authorizes the Company to purchase up to $100 million of its unrestricted common stock. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

On July 31, 2012, the Company announced that its board of directors had approved the repurchase of an additional $100 million of its outstanding unrestricted common stock. This program is in addition to any amount remaining under the August 2011 authorization.

From August 2011 through September 30, 2012, the Company purchased 3,707,424 shares of unrestricted common stock at an average cost per share of $26.09 totaling $96.7 million in purchases under the program.

For the nine months ended September 30, 2012, the Company purchased 1,871,424 shares of unrestricted common stock at an average cost per share of $26.58 totaling $49.7 million in purchases under the program. The Company did not repurchase any shares in the three months ended September 30, 2012.

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

The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Basic EPS Numerator:
Net Income	$45,758	$41,327	$117,671	$107,599
Less: Earnings allocated to participating securities	(515)	(730)	(1,690)	(2,294)
Net Income allocated to common stockholders	$45,243	$40,597	$115,981	$105,305
Basic EPS Denominator:
Weighted average shares outstanding	87,272	90,334	87,523	90,195
Basic net income per common share	$0.52	$0.45	$1.33	$1.17

Diluted EPS Numerator:
Net Income	$45,758	$41,327	$117,671	$107,599
Less: Earnings allocated to participating securities	(515)	(730)	(1,690)	(2,294)
Net Income allocated to common stockholders	$45,243	$40,597	$115,981	$105,305
Diluted EPS Denominator:
Weighted average shares outstanding	87,272	90,334	87,523	90,195
Dilutive common shares issued under restricted stock program	—	—	—	—
Diluted net income per common share	$0.52	$0.45	$1.33	$1.17

NOTE 5 — STOCK-BASED COMPENSATION

Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.

On June 14, 2012, the Company granted 38,990 shares of restricted stock to non-employee members of the board of directors at a fair value of $27.33 per share, the closing price of the Company's stock on the grant date. The shares have a one year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. On August 15, 2012, the Company granted 8,163 shares of restricted stock to certain employees at a fair value of $28.98 per share, the closing price of the Company's stock on the grant date. The shares have a three year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the restricted stock will be forfeited if the member leaves the board or the employee leaves the company prior to the applicable vesting date, except in limited circumstances.

For the three and nine months ended September 30, 2012 and 2011, the Company recognized $3.1 million and $3.0 million and $9.0 million and $9.6 million of stock-based compensation expense, respectively. The nine months ended September 30, 2012 and 2011 includes accelerated stock-based compensation expense of $0.2 million and $0.5 million, respectively, resulting from departures from the board of directors. Stock-based compensation expense is included in employee costs in the condensed consolidated statements of income.

As of September 30, 2012, the Company had unrecognized stock-based compensation of $20.6 million.  The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 20.2 months. The Company is projecting a forfeiture rate of 5%.

The activity in the Company’s restricted stock for the nine months ended September 30, 2012 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2012	1,252,239	$29.00
Granted	47,153	27.62
Vested	(411,279)	29.00
Forfeited	(51,870)	29.00
Unvested restricted stock at September 30, 2012	836,243	$28.92

NOTE 6 — INVESTMENT IN AFFILIATES

At September 30, 2012 and December 31, 2011, the investment in affiliates was composed of the following (in thousands):

	September 30, 2012	December 31, 2011
Investment in OCC	$333	$333
Investment in Signal Trading Systems, LLC	11,424	11,472
Investment in IPXI Holdings, LLC	2,500	2,500
Investments in Affiliates	$14,257	$14,305

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2012 and December 31, 2011, accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Compensation and benefit-related liabilities	$13,613	$18,349
Royalties	10,183	10,795
Facilities	1,610	2,229
Legal	2,503	962
Accounts payable	2,084	1,877
Purchase of unrestricted common stock (1)	—	2,018
Linkage	1,196	1,653
Other	7,118	8,188
Total	$38,307	$46,071

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

As of September 30, 2012 and December 31, 2011, amounts assessed by the Company on behalf of others included in current assets totaled $8.5 million and $5.2 million, respectively, and payments due to others included in current liabilities totaled $9.0 million and $5.8 million, respectively.

NOTE 9 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the nine months ended September 30, 2012 (in thousands):

	Balance at December 31, 2011	Cash Additions	Revenue Recognition	Balance at September 30, 2012
Other – net	$351	$3,361	$(3,150)	$562
Liquidity provider sliding scale (1)	—	29,759	(21,608)	8,151
Total deferred revenue	$351	$33,120	$(24,758)	$8,713
(1)  Liquidity providers who prepay transaction fees, at a minimum, for the first two levels of the liquidity provider sliding scale are eligible to participate in reduced fees assessed to contract volume above 800,000 per month. The prepayment of 2012 transaction fees totaled $29.8 million. This amount is amortized and recorded as transaction fees over the respective period.

NOTE 10 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $3.2 million and $2.7 million to the SMART Plan for the nine months ended September 30, 2012 and 2011, respectively.

Eligible employees may participate in the Supplemental Employee Retirement Plan (“SERP”), Executive Retirement Plan (“ERP”) and Deferred Compensation Plan. The SERP, ERP and Deferred Compensation Plan are defined contribution plans that are nonqualified by Internal Revenue Code regulations. The Company contributed $1.0 million to the above plans for the nine months ended September 30, 2012 and 2011.

The Company has a postretirement medical plan for certain current and former members of senior management. The Company recorded immaterial postretirement benefits expense for the three and nine months ended September 30, 2012 and 2011.

NOTE 11 — INCOME TAXES

For the three and nine months ended September 30, 2012 and 2011, the Company recorded income tax provisions of $14.7 million and $33.2 million and $65.5 million and $80.1 million, respectively. The effective tax rate for the nine months ended September 30, 2012 and 2011 was 35.8% and 42.7%, respectively. The decrease in effective tax rate for the nine months ended September 30, 2012 compared to the prior year period is the result of the recognition of discrete items and the benefit of a new tax apportionment method enacted by Illinois. During the three months ended September 30, 2012 , the Company filed an amended return for 2008 and completed it return for 2011 and recognized, as a discrete item, a $7.7 million benefit for a Section 199 deduction for U.S. production activities which encompasses all personal property including computer software. The Company expects to file amended tax returns for tax years 2009 and 2010 in the fourth quarter of 2012.

The prior year effective tax rate included the impact of an increase in the Illinois tax rate effective January 1, 2011 and a charge of $4.2 million taken to increase state-related uncertain tax positions.

As of September 30, 2012 and December 31, 2011, the Company had $17.0 million and $11.4 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions primarily from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $3.6 million, not including any potential new additions.

Estimated interest costs and penalties, which are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income, were $0.2 million and $(0.2) million for the three months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012 the total was $0.5 million. The amount for the nine months ended September 30, 2011 is immaterial. Accrued interest and penalties were $1.2 million and $0.8 million as of September 30, 2012 and December 31, 2011.

The Company is subject to U.S. federal tax, Illinois, New Jersey and New York state taxes and Washington D.C. taxes, as well as other local jurisdictions. The Company has open tax years from 2007 on for New York, 2008 on for federal and Illinois, and 2009 on for New Jersey and Washington, D.C. The Company's tax returns have been examined by the Internal Revenue Service through 2009 and the Illinois Department of Revenue through 2008. Specific line items for the 2008 tax year are being examined by the Internal Revenue Service and the Illinois Department of Revenue. The Company is currently under audit by the Internal Revenue Service for 2010, the State of New York for the 2007 through 2009 tax years and the State of Illinois for the 2009 and 2010 tax years.

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$153,000	$—	$—	$153,000
Total assets at fair value at September 30, 2012	$153,000	$—	$—	$153,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$126,000	$—	$—	$126,000
Total assets at fair value at December 31, 2011	$126,000	$—	$—	$126,000

In March 2011, the Company revalued its investment in NSX Holdings, Inc. as a result of an other-than-temporary impairment resulting in a full impairment totaling $0.5 million, which represented the carrying value of the investment. The investment was classified as level 3 as the fair value was based on both observable and unobservable inputs.

In December 2011, the Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired a 6.25% interest in IPXI Holdings, LLC ("IPXI") for $2.5 million. The Company contributed cash of $1.3 million and has accrued a liability of $1.2 million which is expected to become due in December 2012 and will increase the Company's share of IPXI to 10.0%. The investment, measured at fair value on a non-recurring basis, is classified as level 3 as the fair value was based on both observable and unobservable inputs.

NOTE 13 — LEGAL PROCEEDINGS

As of September 30, 2012, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of September 30, 2012, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

Index Options Litigation
On May 25, 2012, the Illinois Appellate Court (the “Appellate Court”) affirmed the ruling of the Circuit Court of Cook County, Illinois (the “Circuit Court”) granting CBOE, The McGraw-Hill Companies, Inc. and CME Group Index Services, LLC summary judgment against International Securities Exchange (“ISE”) and its parent company. On September 26, 2012, the Illinois Supreme Court denied ISE's Petition for Leave to Appeal. The summary judgment motion enjoined ISE from listing or providing an exchange trading market for options on the S&P 500 Index or the Dow Jones Industrial Average and

OCC from participating in the facilitation of such ISE index options and from issuing, clearing or settling the exercise of such ISE options (the “Injunction”). On November 2, 2012, the Circuit Court held that ISE's rule filing that purported to base options on the ISE Max SPY index would violate the Injunction.
Patent Litigation
ISE - C2
On August 15, 2012, C2 filed a new declaratory judgment complaint against ISE in the United States District Court for the Northern District of Illinois alleging that ISE's United States Patent No. 6,618,707, which is directed toward an automated exchange for trading derivative securities and is assigned to ISE, is not valid, is not infringed and is not enforceable.

NOTE 14 — SUBSEQUENT EVENTS

The Company announced that its board of directors declared a quarterly cash dividend of $0.15 per share. The dividend is payable December 21, 2012 to stockholders of record at the close of business on November 30, 2012.

Due to the impact of Hurricane Sandy, all of our exchanges were closed on Monday, October 29 and Tuesday, October 30, 2012, resulting in no trading activity on those days.
On November 2, 2012, the Circuit Court held that ISE's rule filing that purported to base options on the ISE Max SPY index would violate the Injunction (See Note 13 - Legal Proceedings).

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

RESULTS OF OPERATIONS

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Overview

The following summarizes changes in financial performance for the three months ended September 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$128.3	$143.6	$(15.3)	(10.7)%
Total operating expenses	67.5	68.6	(1.1)	(1.6)%
Operating income	60.8	75.0	(14.2)	(18.9)%
Total other expense	(0.3)	(0.4)	0.1	(25.0)%
Income before income taxes	60.5	74.6	(14.1)	(18.9)%
Income tax provision	14.7	33.2	(18.5)	(55.7)%
Net income	$45.8	$41.4	$4.4	10.6%
Net income allocated to common stockholders	$45.2	$40.6	$4.6	11.3%
Operating income percentage	47.4%	52.2%
Net income percentage	35.7%	28.8%
Diluted net income per share allocated to common stockholders	$0.52	$0.45

•	The Company’s market share of total exchange traded options contracts was 28.2% for the three months ended September 30, 2012 compared with 26.9% for the same period in 2011.

•	Total operating revenues decreased due to lower transaction fees and access fees, partially offset by higher exchange services and other fees, market data fees and other revenue.

•	Total operating expenses decreased primarily due to lower royalty fees and trading volume incentives, partially offset by higher employee costs and outside services.

Transactions impacting our financial performance for the three months ended September 30, 2012

•
Effective August 1, 2012, CBOE increased its options regulatory fee rate and C2 implemented an options regulatory fee. The increase in the options regulatory fee is reflected in "Regulatory Fees" in the condensed consolidated statement of income.

•	Fines increased due to a disciplinary action against a Trading Permit Holder. The increase in fines is reflected in "Other Revenue" in the condensed consolidated statement of income.

•	Severance expense increased due to the elimination of staff positions. The increase in severance expense is reflected in "Employee Costs" in the condensed consolidated statement of income.

•
Income tax expense decreased due to the recognition of certain income tax adjustments resulting from the recognition of significant discrete items. The income tax benefit is reflected in "Income Tax Provision" in the condensed consolidated statement of income.

Operating Revenues

Total operating revenues for the three months ended September 30, 2012 were $128.3 million, a decrease of $15.3 million, or 10.7%, compared with the same period in 2011. The following summarizes changes in total operating revenues for the three months ended September 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$86.6	$109.8	$(23.2)	(21.1)%
Access fees	16.0	16.9	(0.9)	(5.3)%
Exchange services and other fees	7.8	4.5	3.3	73.3%
Market data fees	6.1	4.9	1.2	24.5%
Regulatory fees	5.7	5.3	0.4	7.5%
Other revenue	6.1	2.2	3.9	177.3%
Total operating revenues	$128.3	$143.6	$(15.3)	(10.7)%

Transaction Fees

Transaction fees decreased 21.1% to $86.6 million for the three months ended September 30, 2012, compared with $109.8 million for the same period in 2011. This decrease was due to a decrease of 22.1% in total trading volume, partially offset by an increase of 1.3% in average revenue per contract. Transaction fees accounted for 67.5% and 76.5% of total operating revenues for the three months ended September 30, 2012 and 2011, respectively.

In 2012, the Company implemented several changes to its fee schedule to promote trading in various products. Adjustments were made to liquidity provider sliding scales, effectively decreasing per contract fees on multiply-listed options products and increasing per contract fees on proprietary products. For Clearing Trading Permit Holders that are proprietary firms, a single, fixed transaction fee for non-paired orders in products other than our proprietary option products was established in an effort to increase our market share. We implemented a Volume Incentive Program ("VIP") to reward firms who execute qualifying electronic, public customer, multiply-listed volume at CBOE in excess of certain thresholds, with a graduated schedule for higher tiers.

Our share of total exchange traded options contracts increased to 28.2% from 26.9% in the prior year period, while overall trading volume in the industry decreased. We believe the market share increase is primarily attributable to the fee changes and incentive programs implemented at the beginning of 2012. The Company expects market share to decrease over the remainder of 2012 due to increasing competitive pressures.

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

The following summarizes transaction fees by product for the three months ended September 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$14.6	$20.0	$(5.4)	(27.0)%
Indexes	49.4	61.5	(12.1)	(19.7)%
Exchange-traded funds	12.6	22.8	(10.2)	(44.7)%
Total options transaction fees	76.6	104.3	(27.7)	(26.6)%
Futures	10.0	5.5	4.5	81.8%
Total transaction fees	$86.6	$109.8	$(23.2)	(21.1)%

Trading Volume

Our average daily trading volume for the three months ended September 30, 2012 was 4.34 million contracts, down 20.9% compared with 5.48 million for the same period in 2011. The Company experienced volume decreases across all options product categories. The significant growth in futures continued, primarily driven by futures contracts on the VIX Index. Total trading days for the three months ended September 30, 2012 and 2011 were sixty-three and sixty-four, respectively.

The following summarizes changes in total trading volume and average daily trading volume ("ADV") by product for the three months ended September 30, 2012 compared to the same period in 2011.

	2012		2011		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	123.7	1.96	125.9	1.97	(1.7)%	(0.2)%
Indexes	72.5	1.15	101.8	1.59	(28.8)%	(27.7)%
Exchange-traded funds	70.8	1.12	119.1	1.86	(40.6)%	(39.6)%
Total options contracts	267.0	4.24	346.8	5.42	(23.0)%	(21.8)%
Futures contracts	6.2	0.10	4.0	0.06	55.0%	59.2%
Total contracts	273.2	4.34	350.8	5.48	(22.1)%	(20.9)%

The following provides the percentage of volume by product category for the three months ended September 30, 2012 and 2011.

	2012	2011
Equities	45.3%	35.9%
Indexes	26.5%	29.0%
Exchange-traded funds	25.9%	34.0%
Futures	2.3%	1.1%
Total	100.0%	100.0%

Average revenue per contract

The average revenue per contract was $0.317 for the three months ended September 30, 2012, an increase of 1.3% compared with $0.313 for the same period in 2011. Average revenue per contract represents transaction fees divided by total contracts cleared.

The following summarizes average revenue per contract by product for the three months ended September 30, 2012 compared to the same period in 2011.

	2012	2011	Percent Change
Equities	$0.118	$0.159	(25.8)%
Indexes	0.682	0.605	12.7%
Exchange-traded funds	0.177	0.192	(7.8)%
Total options average revenue per contract	0.287	0.301	(4.7)%
Futures	1.606	1.371	17.1%
Total average revenue per contract	$0.317	$0.313	1.3%

Certain factors contributed to the increase in total average revenue per contract for the three months ended September 30, 2012 compared to the same period in 2011, including our rate structure and mix of products traded. Our rate structure includes sliding scales, volume discounts and limits on fees as part of our effort to increase liquidity and market share in both multiply-listed options products and, to a lesser extent, on our proprietary products. In general, the transaction fee changes implemented in 2012 increased the average revenue per contract on index options and futures and decreased the average revenue per contract for multiply-listed options products (equities and exchange-traded funds). We expect this trend to continue for the remainder of 2012. One of the fee changes implemented in 2012 contributing to the decrease in average revenue per contract for multiply-listed products was the VIP.
At September 30, 2012, there were approximately one hundred fifteen clearing firms, two of which cleared a combined 45% of our billings collected through the OCC for the three months ended September 30, 2012. The next largest clearing firm accounted for approximately 5% of our billings collected through the OCC. No one customer affiliated with either of the top two clearing firms represented more than 16% of the billings collected for the three months ended September 30, 2012 or 2011. Should a clearing firm withdraw, we believe the affiliated customer portion of that firm’s trading activity would likely transfer to another clearing firm.

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

Access Fees

Access fees for the three months ended September 30, 2012 and 2011 were $16.0 million and $16.9 million, respectively, representing 12.4% and 11.8% of total operating revenues, respectively. The decrease in access fees was primarily due to fee adjustments for market-maker trading permits, which lowered both the fee for monthly trading permits and pricing under the market-maker trading permit sliding scale in the current year period. Market-makers that commit to a minimum number of trading permits for the calendar year qualify for a discounted monthly rate.

The demand for trading permits could be impacted by seasonality and market fluctuations that affect trading volume.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended September 30, 2012 increased 73.3% to $7.8 million from $4.5 million for the same period in 2011. The increase was primarily due to pricing increases for services such as connectivity to CBOE Command through network access ports and client application services.

Market Data Fees

Market data fees increased 24.5% for the three months ended September 30, 2012 to $6.1 million from $4.9 million for the same period in 2011. Market data fees represent income derived from OPRA as well as the Company’s market data services. OPRA and the Company's market data services for the three months ended September 30, 2012 and 2011, were $3.6 million and $2.5 million and $3.1 million and $1.8 million, respectively. OPRA income is allocated through OPRA based on each exchange's share of total options transactions cleared. The Company’s share of OPRA income for the three months ended September 30, 2012 increased to 25.2% from 19.9% for the same period in 2011 resulting in an increase in OPRA income of $0.5 million. Revenue generated from the Company's market data services, which provide current and historical options and futures data, increased $0.6 million resulting from an increase in subscribers.

Regulatory Fees

Regulatory fees increased 7.5% for the three months ended September 30, 2012 to $5.7 million from $5.3 million for the same period in 2011. The increase in regulatory fees primarily resulted from CBOE increasing its options regulatory fee rate and C2 implementing an options regulatory fee. This increase was partially offset by lower customer volume industry-wide as compared to the same period in 2011. The Company's regulatory fees are primarily based on the number of customer contracts traded throughout the listed United States options industry. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

Other Revenue

Other revenue increased $3.9 million for the three months ended September 30, 2012 to $6.1 million from $2.2 million for the same period in 2011 which reflects fines assessed to trading permit holders resulting from disciplinary actions. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

Operating Expenses

Total operating expenses decreased $1.1 million, or 1.6%, to $67.5 million for the three months ended September 30, 2012 from $68.6 million for the same period in 2011. This decrease was primarily due to lower royalty fees and trading volume incentives, partially offset by higher employee costs and outside services. As a percentage of operating revenues for the three months ended September 30, 2012 and 2011, operating expenses were 52.7% and 47.9%, respectively.

The following summarizes changes in operating expenses for the three months ended September 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$27.2	$25.9	$1.3	5.0%
Depreciation and amortization	8.6	8.9	(0.3)	(3.4)%
Data processing	5.1	4.3	0.8	18.6%
Outside services	9.1	6.9	2.2	31.9%
Royalty fees	11.3	14.0	(2.7)	(19.3)%
Trading volume incentives	1.4	3.5	(2.1)	(60.0)%
Travel and promotional expenses	2.5	2.4	0.1	4.2%
Facilities costs	1.3	1.1	0.2	18.2%
Other expenses	1.0	1.6	(0.6)	(37.5)%
Total operating expenses	$67.5	$68.6	$(1.1)	(1.6)%

Employee Costs

For the three months ended September 30, 2012, employee costs were $27.2 million, or 21.2% of total operating revenues, compared with $25.9 million, or 18.1% of total operating revenues, for the same period in 2011. This represented an increase of $1.3 million, or 5.0%. The increase was primarily attributed to higher severance expense of $2.0 million resulting from the elimination of staff positions and higher salaries of $0.6 million due to increased headcount primarily for regulatory functions. These increases were partially offset by lower annual incentive compensation of $1.5 million and self-insurance medical expenses of $0.3 million. Total headcount, as compared to the beginning of 2012, is relatively unchanged as the addition of staff, primarily for regulatory functions, is mostly offset by the eliminated staff positions.

Depreciation and Amortization

Depreciation and amortization decreased by $0.3 million to $8.6 million for the three months ended September 30, 2012 compared with $8.9 million for the same period in 2011. Depreciation and amortization charges represented 6.7% and 6.2% of total operating revenues for the three months ended September 30, 2012 and 2011, respectively.

Data Processing

Data processing expenses totaled $5.1 million and $4.3 million, representing 4.0% and 3.0% of total operating revenues for the three months ended September 30, 2012 and 2011, respectively. The increase in data processing expenses is primarily due to an increase in hardware and software maintenance relating to the migration of the CBOE and CFE trading platform to New Jersey and other various software upgrades.

Outside Services

Expenses related to outside services increased to $9.1 million for the three months ended September 30, 2012 from $6.9 million in the prior-year period and represented 7.1% and 4.8% of total operating revenues for the three months ended September 30, 2012 and 2011, respectively. The $2.2 million increase primarily resulted from higher expenses for costs relating to legal proceedings, review of regulatory compliance and a settlement agreement with Realtime Data LLC. The terms of the settlement are confidential. The Company recorded an immaterial charge related to the settlement. The Company expects legal expenses to continue to trend higher resulting from legal proceedings.

Royalty Fees

Royalty fees for the three months ended September 30, 2012 were $11.3 million compared with $14.0 million for the same period in 2011, a decrease of $2.7 million resulting from lower trading volume in licensed index products. Royalty fees represented 8.8% and 9.7% of total operating revenues for the three months ended September 30, 2012 and 2011, respectively.

Trading Volume Incentives

Trading volume incentives decreased by $2.1 million to $1.4 million for the three months ended September 30, 2012 compared to $3.5 million for the same period in 2011. The decrease was primarily due to lower volume in multiply-listed options products (equities and exchange-traded funds), a modification in the criteria for contracts qualifying for certain quantity-based fee waivers and an adjustment to the fees paid by the Company for transactions linked to away exchanges.

Other Expenses

Other expenses for the three months ended September 30, 2012 and 2011 were $1.0 million and $1.6 million, respectively. The decrease of $0.6 million was due to losses recorded in the prior year period on the disposal of equipment which did not recur in the current period.

Operating Income

As a result of the items above, operating income for the three months ended September 30, 2012 was $60.8 million compared to $75.0 million for the same period in 2011, a decrease of $14.2 million.

Income before Income Taxes

Income before income taxes for the three months ended September 30, 2012 was $60.5 million compared to $74.6 million for the same period in 2011, a decrease of $14.1 million.

Income Tax Provision

For the three months ended September 30, 2012, the income tax provision was $14.7 million compared to $33.2 million for the same period in 2011. The effective tax rate was 24.4% and 44.6% for the three months ended September 30, 2012 and 2011, respectively. The decrease in effective tax rate for the three months ended September 30, 2012 compared to the prior year period is the result of the recognition of discrete items and the benefit of a new tax apportionment method enacted by Illinois. During the three months ended September 30, 2012, the Company filed an amended return for 2008 and completed it return for 2011 and recognized, as a discrete item, a $7.7 million benefit for a Section 199 deduction for U.S. production activities which encompasses all personal property including computer software. The prior year effective tax rate included the impact of an increase in the Illinois tax rate effective January 1, 2011 and a charge of $4.2 million taken to increase state-related uncertain tax positions. The Company expects to file amended tax returns for tax years 2009 and 2010 in the fourth quarter of 2012 which it believes will result in additional deductions and should further reduce the 2012 effective tax rate.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended September 30, 2012 was $45.2 million compared to $40.6 million for the same period in 2011, an increase of $4.6 million. Basic and diluted net income per share allocated to common stockholders were $0.52 and $0.45 for the three months ended September 30, 2012 and 2011, respectively.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Overview

The following summarizes changes in financial performance for the nine months ended September 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$382.3	$387.9	$(5.6)	(1.4)%
Total operating expenses	197.9	199.0	(1.1)	(0.6)%
Operating income	184.4	188.9	(4.5)	(2.4)%
Total other expense	(1.2)	(1.2)	—	—%
Income before income taxes	183.2	187.7	(4.5)	(2.4)%
Income tax provision	65.5	80.1	(14.6)	(18.2)%
Net income	$117.7	$107.6	$10.1	9.4%
Net income allocated to common stockholders	$116.0	$105.3	$10.7	10.2%
Operating income percentage	48.2%	48.7%
Net income percentage	30.8%	27.7%
Diluted net income per share allocated to common stockholders	$1.33	$1.17

•
The Company’s market share of total exchange traded options contracts was 28.4% for the nine months ended September 30, 2012 compared with 26.7% for the same period in 2011. We believe the market share increase is primarily attributable to the fee changes implemented at the beginning of 2012.

•	Total operating revenues decreased due to lower transaction fees and access fees partially offset by higher exchange services and other fees, market data fees and other revenue.

•
Total operating expenses decreased primarily due to lower trading volume incentives, royalty fees and other expenses, partially offset by higher outside services, employee costs and travel and promotional expenses.

Operating Revenues

Total operating revenues for the nine months ended September 30, 2012 were $382.3 million, a decrease of $5.6 million, or 1.4%, compared with the same period in 2011. The following summarizes changes in total operating revenues for the nine months ended September 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$266.3	$286.0	$(19.7)	(6.9)%
Access fees	48.1	51.6	(3.5)	(6.8)%
Exchange services and other fees	23.1	13.5	9.6	71.1%
Market data fees	18.9	14.8	4.1	27.7%
Regulatory fees	14.5	15.0	(0.5)	(3.3)%
Other revenue	11.4	7.0	4.4	62.9%
Total operating revenues	$382.3	$387.9	$(5.6)	(1.4)%

Transaction Fees

Transaction fees decreased 6.9% to $266.3 million for the nine months ended September 30, 2012, compared with $286.0 million for the same period in 2011. This decrease was largely due to a 7.1% decrease in total trading volume partially offset by a 0.3% increase in average revenue per contract. Transaction fees accounted for 69.7% and 73.7% of total operating revenues for the nine months ended September 30, 2012 and 2011, respectively.

The following summarizes transaction fees by product for the nine months ended September 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$46.1	$66.4	$(20.3)	(30.6)%
Indexes	150.7	149.5	1.2	0.8%
Exchange-traded funds	43.0	56.2	(13.2)	(23.5)%
Total options transaction fees	239.8	272.1	(32.3)	(11.9)%
Futures	26.5	13.9	12.6	90.6%
Total transaction fees	$266.3	$286.0	$(19.7)	(6.9)%

Trading Volume

Our average daily trading volume for the nine months ended September 30, 2012 was 4.67 million contracts, down 6.8% compared with 5.01 million for the same period in 2011. The Company continued to experience significant growth in futures, primarily driven by futures contracts on the VIX Index, while volume decreased in all options product categories. Total trading days for the nine months ended September 30, 2012 and 2011 were one hundred eighty-eight and one hundred eighty-nine, respectively.

The following summarizes changes in total trading volume and ADV by product for the nine months ended September 30, 2012 compared to the same period in 2011.

	2012		2011		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	394.1	2.09	409.3	2.17	(3.7)%	(3.2)%
Indexes	224.1	1.19	244.7	1.30	(8.4)%	(7.9)%
Exchange-traded funds	244.1	1.30	282.3	1.49	(13.5)%	(13.1)%
Total options contracts	862.3	4.58	936.3	4.96	(7.9)%	(7.7)%
Futures contracts	16.3	0.09	9.7	0.05	68.1%	69.0%
Total contracts	878.6	4.67	946.0	5.01	(7.1)%	(6.8)%

The following provides the percentage of volume by product category for the nine months ended September 30, 2012 and 2011.

	2012	2011
Equities	44.9%	43.3%
Indexes	25.5%	25.9%
Exchange-traded funds	27.8%	29.8%
Futures	1.8%	1.0%
Total	100.0%	100.0%

Average revenue per contract

The average revenue per contract was $0.303 for the nine months ended September 30, 2012, an increase of 0.3% compared with $0.302 for the same period in 2011. The following summarizes average revenue per contract by product for the nine months ended September 30, 2012 compared to the same period in 2011.

	2012	2011	Percent Change
Equities	$0.117	$0.162	(27.8)%
Indexes	0.672	0.611	10.0%
Exchange-traded funds	0.176	0.199	(11.4)%
Total options average revenue per contract	0.278	0.291	(4.3)%
Futures	1.629	1.441	13.0%
Total average revenue per contract	$0.303	$0.302	0.3%

Certain factors contributed to the increase in total average revenue per contract for the nine months ended September 30, 2012 compared to the same period in 2011, including our rate structure and mix of products traded. In general, the transaction fee changes implemented in 2012 increased the average revenue per contract on index options and futures and decreased average revenue per contract on multiply-listed options products (equities and exchange-traded funds).
Access Fees

Access fees for the nine months ended September 30, 2012 and 2011 were $48.1 million and $51.6 million, respectively, representing 12.6% and 13.3% of total operating revenues, respectively. The decrease in access fees was primarily due to fee adjustments for market-maker trading permits implemented in January 2012.

Exchange Services and Other Fees

Exchange services and other fees for the nine months ended September 30, 2012 increased 71.1% to $23.1 million from $13.5 million for the same period in 2011. The increase was primarily due to pricing increases in 2012 for services such as connectivity through network access ports and client application services.

Market Data Fees

Market data fees increased 27.7% for the nine months ended September 30, 2012 to $18.9 million from $14.8 million for the same period in 2011. OPRA and the Company's market data services for the nine months ended September 30, 2012 and 2011, were $11.9 million and $7.0 million and $9.8 million and $5.1 million, respectively. The Company’s share of OPRA income for the nine months ended September 30, 2012 increased to 25.7% from 21.7% for the same period in 2011 resulting in higher OPRA income of $2.1 million. Revenue generated from the Company's market data services increased $1.9 million resulting from an increase in subscribers.

Regulatory Fees

Regulatory fees decreased 3.3% for the nine months ended September 30, 2012 to $14.5 million from $15.0 million for the same period in 2011. The decrease is primarily due to lower volume of customer contracts industry-wide as compared to the same period in 2011 partially offset by the fee changes implemented on August 1, 2012.

Other Revenue

Other revenue increased $4.4 million for the nine months ended September 30, 2012 to $11.4 million from $7.0 million for the same period in 2011 primarily due to an increase in fines assessed to trading permit holders resulting from disciplinary actions.

Operating Expenses

Total operating expenses were $197.9 million and $199.0 million for the nine months ended September 30, 2012 and 2011, respectively. This decrease was primarily due to lower trading volume incentives, royalty fees and other expenses, partially offset by higher outside services, employee costs and travel and promotional expenses. As a percentage of operating revenues for the nine months ended September 30, 2012 and 2011, operating expenses were 51.8% and 51.3%, respectively.

The following summarizes changes in operating expenses for the nine months ended September 30, 2012 compared to the same period in 2011.

	2012	2011	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$77.8	$76.2	$1.6	2.1%
Depreciation and amortization	25.3	26.6	(1.3)	(4.9)%
Data processing	14.9	13.7	1.2	8.8%
Outside services	25.5	20.6	4.9	23.8%
Royalty fees	34.5	35.5	(1.0)	(2.8)%
Trading volume incentives	5.2	11.8	(6.6)	(55.9)%
Travel and promotional expenses	8.0	6.5	1.5	23.1%
Facilities costs	3.8	4.0	(0.2)	(5.0)%
Other expenses	2.9	4.1	(1.2)	(29.3)%
Total operating expenses	$197.9	$199.0	$(1.1)	(0.6)%

Employee Costs

For the nine months ended September 30, 2012, employee costs were $77.8 million, or 20.3% of total operating revenues, compared with $76.2 million, or 19.6% of total operating revenues, for the same period in 2011. This represented an increase of $1.6 million, or 2.1%. The increase was primarily attributed to higher severance expense of $3.2 million and higher salaries of $1.2 million, partially offset by lower annual incentive compensation of $2.2 million.

Depreciation and Amortization

Depreciation and amortization decreased by $1.3 million to $25.3 million for the nine months ended September 30, 2012 compared with $26.6 million for the same period in 2011. Depreciation and amortization charges represented 6.6% and 6.9% of total operating revenues for the nine months ended September 30, 2012 and 2011, respectively.

Data Processing

Data processing expenses totaled $14.9 million and $13.7 million, representing 3.9% and 3.5% of total operating revenues for the nine months ended September 30, 2012 and 2011, respectively. The increase in data processing expenses is primarily due to an increase in hardware and software maintenance relating to the migration of the trading platform and other various software upgrades.

Outside Services

Expenses related to outside services increased to $25.5 million for the nine months ended September 30, 2012 from $20.6 million in the prior-year period and represented 6.7% and 5.3% of total operating revenues for the nine months ended September 30, 2012 and 2011, respectively. The $4.9 million increase primarily resulted from higher fees for contract programmers, review of regulatory compliance, legal proceedings and a settlement agreement.

Royalty Fees

Royalty fees for the nine months ended September 30, 2012 were $34.5 million compared with $35.5 million for the same period in 2011, a decrease of $1.0 million. This decrease is a direct result of the lower trading volume in licensed index products. Royalty fees represented 9.0% and 9.1% of total operating revenues for the nine months ended September 30, 2012 and 2011, respectively.

Trading Volume Incentives

Trading volume incentives decreased by $6.6 million to $5.2 million for the nine months ended September 30, 2012 compared to $11.8 million for the same period in 2011. The decrease was primarily due to lower volume in multiply-listed options products (equities and exchange-traded funds), modifications in the criteria for contracts qualifying for certain quantity-based fee waivers and adjustments to the fees paid by the Company for transactions linked to away exchanges.

Travel and Promotional Expenses

Travel and promotional expenses for the nine months ended September 30, 2012 were $8.0 million compared with $6.5 million for the same period in 2011, an increase of $1.5 million. The increase was primarily due to higher advertising expenses and expenses related to other miscellaneous events.

Operating Income

As a result of the items above, operating income for the nine months ended September 30, 2012 was $184.4 million compared to $188.9 million for the same period in 2011, a decrease of $4.5 million.

Income before Income Taxes

Income before income taxes for the nine months ended September 30, 2012 and 2011 was $183.2 million and $187.7 million, respectively, resulting in a decrease of $4.5 million.

Income Tax Provision

For the nine months ended September 30, 2012, the income tax provision was $65.5 million compared to $80.1 million for the same period in 2011. The effective tax rate was 35.8% and 42.7% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in effective tax rate for the nine months ended September 30, 2012 compared to the prior year period is the result of a $7.7 million benefit due to the recognition a Section 199 deduction for U.S. production activities and the benefit of a new tax apportionment method for Illinois. The prior year effective tax rate included the impact of an increase in the Illinois tax rate and a charge of $4.2 million for state-related uncertain tax positions.

Net Income

As a result of the items above, net income allocated to common stockholders for the nine months ended September 30, 2012 was $116.0 million compared to $105.3 million for the same period in 2011, an increase of $10.7 million. Basic and diluted net income per share allocated to common stockholders were $1.33 and $1.17 for the years ended September 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, total assets were $377.5 million, an increase of $49.6 million compared with $327.9 million at December 31, 2011. The following highlights factors that contributed to the change in total assets:

•
Cash and cash equivalents increased by $25.4 million to $160.3 million at September 30, 2012 from $134.9 million at December 31, 2011, primarily due to cash generated from operations and the prepayment of liquidity provider transaction fees, partially offset by estimated tax payments of $69.4 million, treasury stock repurchases totaling $49.7 million and dividend payments totaling $34.6 million. Our cash and cash equivalents at September 30, 2012 were primarily composed of investments in institutional U.S. Treasury and prime money market funds.

•
Accounts receivable increased by $7.8 million to $45.4 million at September 30, 2012 from $37.6 million at December 31, 2011, primarily due to higher trading volume in September 2012 compared to December 2011.

•	Income taxes receivable increased $10.1 million primarily due to higher estimated payments which did not include the impact of Section 199 deductions related to prior years.

At September 30, 2012, total liabilities were $102.0 million, an increase of $10.4 million from the December 31, 2011 balance of $91.6 million. This increase was primarily due to increases in deferred revenue and other liabilities of $8.4 million and income taxes payable of $6.0 million, partially offset by a decrease of $7.8 million in accounts payable and accrued expenses.

Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses and capital expenditures and include actual and anticipated quarterly dividend payments and unrestricted common stock repurchases under the announced programs. We expect to use cash on hand at September 30, 2012 and funds generated from operations to continue to meet our cash requirements.

Cash Flows

Operating Activities

Net cash flows provided by operating activities was $140.9 million and $164.3 million for the first nine months of 2012 and 2011, respectively. The decrease in net cash flows provided by operating activities was primarily due to an increase in income taxes receivable resulting from the recognition of Section 199 deductions related to prior years and a decrease in deferred revenue and other liabilities. The decrease in deferred revenue primarily results from the removal of certain index products and reduction in volume thresholds in the liquidity provider sliding scale.

Net cash flows provided by operating activities was $23.2 million higher than net income for the nine months ended September 30, 2012. The net increase was mainly a result of deferred revenue and other liabilities of $8.4 million, primarily due to the prepayment of transaction fees that are amortized over the year, and non-cash expenses of $25.3 million and $9.0 million for depreciation and amortization and stock-based compensation, respectively. These amounts were partially offset by an increase in income taxes receivable of $10.1 million.

Investing Activities

Net cash flows used in investing activities were $28.1 million and $23.4 million for the nine months ended September 30, 2012 and 2011, respectively. Expenditures for capital and other assets totaled $26.8 million and $23.5 million for the nine months ended September 30, 2012 and 2011, respectively, primarily representing purchases of systems hardware and software.

Financing Activities

Net cash flows used in financing activities totaled $87.5 million and $47.4 million for the nine months ended September 30, 2012 and 2011, respectively. The increase of $40.0 million in net cash flows used in financing activities is primarily due to an increase in stock repurchases of $34.9 million and an increase in quarterly dividend payments of $5.1 million.

For the nine months ended September 30, 2012, net cash flows used in financing activities consisted of $34.6 million for the payment of quarterly dividends, $49.7 million in unrestricted common stock purchases under the Company's share repurchase program and $3.1 million for purchases of shares of unrestricted common stock surrendered in the second quarter of 2012 to satisfy employees' tax obligations upon the vesting of restricted stock.

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
Share Repurchase Program

On August 2, 2011, the Company announced that its board of directors had approved a share repurchase program that authorizes the Company to purchase up to $100 million of its unrestricted common stock. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

On July 31, 2012, the Company announced that its board of directors had approved the repurchase of an additional $100 million of its outstanding unrestricted common stock. This program is in addition to any amount remaining under the August 2011 authorization.

From August 2011 through September 30, 2012, the Company has purchased 3,707,424 shares of unrestricted common stock at an average cost per share of $26.09 totaling $96.7 million in purchases under the program.

For the nine months ended September 30, 2012, the Company has purchased 1,871,424 shares of unrestricted common stock at an average cost per share of $26.58 totaling $49.7 million in purchases under the program. The Company did not repurchase any shares in the three months ended September 30, 2012.

Commercial Commitments and Contractual Obligations

The Company leases office space in downtown Chicago, Illinois for its Regulatory Services Division, in a suburb of Chicago for its disaster recovery center, in New York for certain marketing activities and in New Jersey for our trading platform, with lease terms remaining from 20 months to 55 months as of September 30, 2012. Total rent expense related to the lease obligations for the nine months ended September 30, 2012 and 2011 were $2.6 million and $2.5 million, respectively. The Company does not expect the upgrade of our trading platform nor the move of our trading platform to Secaucus, New Jersey to result in any material commercial commitments or contractual obligations.

Future minimum payments under these non-cancelable leases were as follows at September 30, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years
Operating leases	$10,584	$2,642	$4,655	$3,287
Contractual obligations	341	341	—	—
Total	$10,925	$2,983	$4,655	$3,287

In addition to the non-cancelable leases, the Company has licensing agreements with various licensors containing annual minimum fee requirements totaling $23.8 million for the next five years and $1.7 million for the five years thereafter.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including changes in interest rates and inflation. There have been no material changes in our market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures

Disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice
President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the three months ended September 30, 2012. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended September 30, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2012, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed in its Annual Report on Form 10-K for the year ended December 31, 2011, and subsequent filings with the SEC and discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of September 30, 2012, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.
Index Options Litigation
On May 25, 2012, the Illinois Appellate Court (the “Appellate Court”) affirmed the ruling of the Circuit Court of Cook County, Illinois (the “Circuit Court”) granting CBOE, The McGraw-Hill Companies, Inc. and CME Group Index Services, LLC summary judgment against International Securities Exchange (“ISE”) and its parent company. On September 26, 2012, the Illinois Supreme Court denied ISE's Petition for Leave to Appeal. The summary judgment motion enjoined ISE from listing or providing an exchange trading market for options on the S&P 500 Index or the Dow Jones Industrial Average and OCC from participating in the facilitation of such ISE index options and from issuing, clearing or settling the exercise of such ISE options (the “Injunction”). On November 2, 2012, the Circuit Court held that ISE's rule filing that purported to base options on the ISE Max SPY index would violate the Injunction.
Patent Litigation
ISE - C2
On August 15, 2012, C2 filed a new declaratory judgment complaint against ISE in the United States District Court for the Northern District of Illinois alleging that ISE's United States Patent No. 6,618,707, which is directed toward an automated exchange for trading derivative securities and is assigned to ISE, is not valid, is not infringed and is not enforceable.

Item 1A. Risk Factors

Other than as described below, there have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on February 28, 2012.

Computer and communications systems failures and capacity constraints could harm our reputation and our business.

We must operate, monitor and maintain our computer systems and network services, including those related to our electronic trading systems, so that they function in a reliable manner. A failure to do so could have a material adverse effect on the functionality and reliability of our market and our reputation, business, financial condition and operating results. System failure or degradation could lead our customers to file formal complaints with industry regulators, file lawsuits against us or cease doing business with us. It could also lead regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations. Any of these effects could harm our reputation, business, financial condition and operating results. In the fourth quarter of 2012, the Company is moving its trading platform from its principal location to New Jersey. In the event connections are not working at the new location, we will be required to revert the systems to our current principal location.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The table below shows the purchases of equity securities by the Company in the three months ended September 30, 2012, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1, 2012 – July 31, 2012	—	$—	—	$103,261,436
August 1, 2012 – August 31, 2012	—	—	—	103,261,436
September 1, 2012 – September 30, 2012	—	—	—	103,261,436
Totals	—	$—	—

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

(2)
On July 31, 2012, the Company's board of directors authorized the Company to repurchase an additional $100 million of its outstanding unrestricted common stock. Under this plan, the Company is authorized to repurchase up to $100 million in its unrestricted common stock, including on the open market and in privately negotiated transactions. There can be no assurance as to the number of additional shares the Company will repurchase. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time to time without prior notice, and the share repurchase plan does not currently have an expiration date.

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ William J. Brodsky
William J. Brodsky
Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	November 6, 2012

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 6, 2012

CBOE Holdings, Inc.
Form 10-Q
Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS*	XBRL Instance Document (Filed herewith)

101.SCH*	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).

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