Form 10-K
period 2012-12-31
CBOE Holdings, Inc.
filed 2013-02-28
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2012, the aggregate market value of the Registrant's outstanding voting common equity held by non-affiliates was approximately $2.4 billion based on the closing price of $27.52 per share of unrestricted common stock.
The number of outstanding shares of the registrant's common stock as of December 31, 2012 was 87,271,683 shares of unrestricted common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Portions of the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders	Part III

CBOE HOLDINGS, INC.
2012 FORM 10-K

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

•
"Delaware Action" refers to the lawsuit, which was entitled CME Group Inc. et al. v. Chicago Board Options Exchange, Incorporated et al. (Civil Action No. 2369-VCN) and filed in the Delaware Court on August 23, 2006, in which the CBOE and its directors were sued in the Delaware Court by the Board of Trade of the City of Chicago, Inc. ("CBOT"), CBOT Holdings, Inc. and two members of the CBOT who purported to represent a class of individuals who claimed that they were, or had the right to become, members of the CBOE.

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

•	"SEC" refers to the U.S. Securities and Exchange Commission.

•	"Settlement Agreement" means the Stipulation of Settlement, as amended, approved by the Court of Chancery of the State of Delaware in the Delaware Action.

•	"SPX" refers to our a.m. settled S&P 500 Index exchange-traded options.

•
"We," "us," "our" or "the Company" refers to (1) prior to the completion of the restructuring transaction, CBOE, and, as the context may require, CBOE Holdings, and (2) after the completion of the restructuring transaction, CBOE Holdings and its wholly-owned subsidiaries.

•	"VIX" refers to the CBOE Volatility Index methodology.
References to "options" or "options contracts" in the text of this document refer to exchange-traded securities options and references to "futures" refer to futures and securities futures contracts.

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
Some factors that could cause actual results to differ include:

•	the loss of our right to exclusively list certain index option products;

•	increasing price competition in our industry;

•	compliance with legal and regulatory obligations;

•	decreases in the amount of trading volumes or a shift in the mix of products traded on our exchanges;

•	legislative or regulatory changes;

•	increasing competition by foreign and domestic entities;

•	economic, political and market conditions;

•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;

•	our ability to maintain access fee revenues;

•
our ability to accommodate trading volume and order transaction traffic, including increases in trading volume and order transaction traffic, without failure or degradation of performance of our systems;

•	our ability to protect our systems and communication networks from security risks, including cyber-attacks;

•	our ability to attract and retain skilled management and other personnel;

•	our ability to maintain our growth effectively;

•	our dependence on third party service providers; and

•	the ability of our compliance and risk management methods to effectively monitor and manage our risks.
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
The primary business of the Company is the operation of markets for the trading of listed, or exchange-traded, options contracts on three broad product categories: 1) the stocks of individual corporations (equity options), 2) various market indexes (index options) and 3) other exchange-traded products (ETP options), such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options). We also offer futures products through our futures market. The Company owns and operates three stand-alone exchanges, but reports the results of its operations in one reporting segment. CBOE is our primary market and offers trading for listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single exchange is known as our Hybrid trading model. C2, launched in October 2010, is our all-electronic exchange that also offers trading for listed options, but with a different market model and fee structure than CBOE. CFE, our all-electronic futures exchange, offers futures on the VIX Index, as well as on other products. All of our exchanges operate on our proprietary technology platform known as CBOE Command.
Since 1974, the first full year of trading on CBOE, trading volume on our exchanges has grown from over 5.6 million contracts to 1.1 billion contracts in 2012, our most recent fiscal year. In addition, the number of exchanges operating markets for the trading of exchange-traded options has expanded to eleven as of December 31, 2012.
The following chart illustrates annual contract volume across the different categories of products traded at the Company for the periods indicated:

	Annual Contract Volume
	2012	2011	2010	2009	2008
Equities	494,289,301	516,136,937	572,688,137	634,710,477	604,024,956
Indexes	304,339,908	320,389,993	269,989,511	222,787,514	259,499,726
Exchange-traded products	311,792,122	368,364,057	276,362,700	277,266,218	329,830,388
Total Options Volume	1,110,421,331	1,204,890,987	1,119,040,348	1,134,764,209	1,193,355,070
Futures	23,892,931	12,041,102	4,402,378	1,155,318	1,161,019
Total Contract Volume	1,134,314,262	1,216,932,089	1,123,442,726	1,135,919,527	1,194,516,089
Our operating revenues are primarily driven by transaction fee revenues, which are generated on the contracts traded on our exchanges. In order to increase the volume of contracts traded on our exchanges, we strive to develop and promote contracts designed to satisfy the trading, hedging and risk-management needs of our market participants.
Our principal executive offices are located at 400 South LaSalle Street, Chicago, Illinois 60605, and our telephone number is (312) 786-5600.
Our web site is www.cboe.com. Information contained on or linked through our web site is not incorporated by reference into this Annual Report on Form 10-K.
History
CBOE was founded in 1973 as a non-stock corporation owned by its Members. CBOE was the first organized marketplace for the trading of standardized, exchange-traded options on equity securities. CBOE Holdings was incorporated in the State of Delaware on August 15, 2006. In June 2010, CBOE demutualized (see "Restructuring Transaction") and CBOE, C2 and CFE became wholly-owned subsidiaries of CBOE Holdings. In 2004, CBOE began to operate a futures exchange, CFE, and on October 29, 2010, C2, the Company's all-electronic options exchange, initiated operations.
Restructuring Transaction
On June 18, 2010, CBOE converted from a non-stock corporation owned by its Members into a stock corporation that is a wholly-owned subsidiary of CBOE Holdings. In the restructuring transaction, each CBOE regular membership (an "Exchange Seat") owned by a CBOE Member on June 18, 2010 converted into 80,000 shares of Class A common stock of CBOE

Holdings. Seat owners received a total of 74,400,000 shares of Class A common stock of CBOE Holdings in the restructuring transaction. In addition, certain persons who satisfied the qualification requirements set forth in the Settlement Agreement in the Delaware Action received a total of 16,333,380 shares of Class B common stock of CBOE Holdings on June 18, 2010. Pursuant to the Settlement Agreement, qualifying members of the plaintiff class received a cash payment of$300.0 million.
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
Industry
Our primary business of offering exchange-traded options and futures is part of the large and growing global derivatives industry. Derivatives are financial contracts whose value is derived from some other underlying asset or reference value. These underlying assets and reference values include individual stocks, stock indexes, debt instruments, interest rates, currencies, commodities, various benchmarks related to trading and investment strategies, economic indicators and "artificial" assets such as pollution rights. The global derivatives industry includes both exchanges and a large over-the-counter market. The most common types of derivatives are options, futures and swap contracts. These products allow for various types of risk to be isolated and transferred.
Exchange-Traded Options and Futures
Options represent a contract giving the buyer the right, but not the obligation, to buy or sell a specified quantity of an underlying security or index at a specific price for a specific period of time. Options provide investors a means for hedging, speculation and income generation, while at the same time providing leverage with respect to the underlying asset. Options on U.S. securities are traded privately between two parties (known as "over-the-counter" or "OTC" options), as well as traded on U.S. securities exchanges. The vast majority of derivatives traded on U.S. securities exchanges are options on individual equities, market indexes and ETPs. Over-the-counter options that are traded also include options on individual equities, ETPs and indexes, including SPX.
Futures represent a contract in which the buyer and seller agree on a price today for a product to be delivered and paid for in the future. Each contract specifies the quantity of the item and the time of delivery or payment.
Trading

In the listed options market, there are currently options contracts covering approximately 3,200 underlying stocks, indexes and ETPs. The presence of dedicated liquidity providers, including market-makers, is a key feature of the options markets. Market-makers are required to provide continuous bids and offers for substantially all listed option series. In return for these commitments, market-makers receive margin relief as well as other incentives such as participation rights and fee incentives.
Over the past decade, trading in the options market has migrated from being almost exclusively conducted face-to-face, or "open outcry," to being primarily electronic. As a result, many liquidity providers now operate remotely, away from the physical trading floors, and the majority of options trading volume is handled and executed electronically.
Trends
Fragmentation
Over the past ten years, the number of options exchanges has more than doubled, from five exchanges to eleven. Consolidation of any scale at the holding company level last impacted the listed options markets in 2008, when the parent corporations for Amex and NYSE ARCA merged. The ability to offer multiple, differentiated market and pricing models, coupled with the scalability of introducing new exchanges on existing technology, have led to multiple exchange operators, including CBOE, operating more than one exchange. As the business continues to expand, and offer greater margins than the equity trading business, it is possible that our competitors, or new entrants into the exchange business, could open new options exchanges.
Cost Competition
As the number of exchange participants expands, exchanges have become much more aggressive at utilizing fees to attract business. This includes both transaction fees assessed to access liquidity, and incentive programs to attract order flow. Order flow, particularly retail order flow, is the primary driver of option exchange operating results. In the past several years, the competition for this business has become increasingly fierce, with both exchanges and market-makers competing to attract this order flow. Some exchanges have structured their options businesses in partnership with established market participants and order flow providers. Others offer specific payments for order flow, in addition to any economic incentives received from market-makers and other participants.
Technology
Exchanges also differentiate themselves based on the technology, both in terms of functionality and performance, which they employ to attract market participants. Market participants continually demand improved performance and reduced latency. They expect exchanges to provide them with additional functionality, including risk mitigation for market-makers and processing of complex orders.
Competitive Strengths
We have established ourselves as a global leader and innovator in the options industry. We believe we are well positioned to further enhance our leadership position through several key competitive strengths:

•
Leading Brand, Reputation and Market Position.  As the world's first options exchange, CBOE's leadership role in options trading is recognized worldwide. We are the largest U.S. options exchange, based on both contract volume and notional value and one of the largest options exchanges in the world. Our opinions and positions on industry issues are sought by regulators, elected officials, industry and finance leaders and policy experts worldwide.

•
Innovation and Product Development.  In addition to being the original marketplace for standardized, exchange-traded options, we created the world's first index options and have been the source of many other innovations with respect to products, systems and market structure in the options industry.

•
Innovation—We work closely and collaboratively with market participants to introduce new products and services to meet the evolving needs of the derivatives industry. We have introduced innovative products such as index options, options and futures on the VIX Index and other volatility indexes, Long-Term Equity Anticipation Securities ("LEAPS") and FLEX options. Our option strategy benchmark indexes, such as the CBOE S&P 500 BuyWrite Index, the CBOE S&P 500 PutWrite Index, and the CBOE S&P 500 Implied Correlation Index, have received industry awards for innovation. In 2012, we introduced S&P 500 Variance futures on CFE, S&P 500 Range options on CBOE, and security futures and options on the CBOE Emerging Markets ETF Volatility Index and the CBOE Crude Oil ETF Volatility Index, among other products.

•
Exclusive Products —We have the exclusive right to list securities options based on the S&P 500, the S&P 100 and the DJIA indexes and have created our own proprietary indexes and index methodologies, including the VIX Index and other volatility products based on the VIX methodology. Some of our exclusive products are among the most actively traded products on CBOE and in the industry. Our proprietary indexes and index methodologies provide benchmarks for options users and investment product issuers, serve as the basis for our exclusive products and provide us with licensing revenue.

•
Hybrid Trading Model.  Our Hybrid trading model on CBOE integrates open outcry and electronic trading into a single exchange. We believe that this innovative approach offers our users a diverse pool of liquidity and the ability to execute complex strategies that may not be available on purely screen-based trading systems.

•
Leading Proprietary Technology Platform.  We own, operate and maintain our core trading and information technology and systems, and we continue to commit substantial resources towards ongoing development and implementation of these capabilities. Market participants rely on our technology and infrastructure, which provides a high level of availability and reliability. We believe the CBOE Command trading platform is among the most advanced trading platforms in the world. It can simultaneously support both screen and floor-based trading for multiple trading models, products and matching algorithms. The technology underlying CBOE Command is designed for extremely high performance, capable of handling over a million transactions a second with micro-second response time. It is built on open standards providing platform independence and is designed to be scalable for both capacity and throughput.

•
Liquidity.  We support the options trading activities of Trading Permit Holders, i.e. individuals or firms that hold trading permits (TPH organizations). We believe that this diverse pool of liquidity providers, in combination with our broad range of products, Hybrid trading model and the CBOE Command trading platform, offers our users the liquid markets they require to effectively execute their trading strategies.

•
Experienced Management Team.  Our management team has extensive experience in the options industry, with the members of the senior management team having an average of over 25 years of experience in the options industry. Our management team has demonstrated an ability to grow our business through continued product and technological innovations and to respond to changing industry dynamics through ongoing adaptation of our market model. In addition, as announced in December 2012, effective at the 2013 annual meeting of stockholders, William J. Brodsky, our current Chairman and Chief Executive Officer, will become the Executive Chairman and Edward T. Tilly, our current President and Chief Operating Officer, will become Chief Executive Officer, with Edward L. Provost, our current Executive Vice President and Chief Business Development Officer, assuming the title of President and Chief Operating Officer. Our ability to promote from within demonstrates the talent and depth among senior management at our Company.

Growth Strategy
Despite a decline in current year trading, over the past several years, trading in derivative products has expanded as a result of a number of factors including technological advances that have increased investor access, declining costs to users, globalization and greater understanding of the products by increasingly sophisticated market participants. The Company is well positioned to leverage its competitive strengths to take advantage of these trends.
We intend to further expand our business and increase our revenues and profitability by pursuing the following growth strategies:

•
Continue to Enhance Our Trading Platform.  We recognize that the opportunity to participate in the growth of the derivative markets will be driven in great part by the trading functionality and systems capabilities that an exchange offers to market participants. The CBOE Command trading platform offers state-of-the-art functionality, speed, performance, capacity and reliability, providing the ability to support both the hybrid trading model at CBOE and, in alternative configurations, the fully electronic models at C2 and CFE. We intend to use our strong in-house development capabilities and continued investment to further augment the functionality and capacity of our trading systems. In 2012, we moved our trade engine for CBOE and CFE to New Jersey in order to reduce distance latency for firms trading on our exchanges (C2's trade engine was already located in New Jersey).

•
Develop Innovative Products.  We intend to continue to build on our reputation as an industry innovator through the development of new and innovative products. We intend to use licensed products and proprietary intellectual property to create exclusive products that meet the needs of the derivatives industry and enhance our brand. We anticipate that our new and innovative products will help drive trading volumes by attracting new customers to our exchanges and expand the array of products available to existing customers. In addition, we believe our continuing product innovations will generate increased use of our other products, in the same way that VIX products and the CBOE S&P 500 BuyWrite Index have generated additional trading activity in SPX.

•
Pursue International Opportunities. In 2012, we announced plans to open a London hub and expand to nearly 24 hour trading in 2013 on CFE. The hub is intended to provide European firms with a cost-efficient way to send and receive CFE data and execute trades on the exchange. The London hub began operations in February 2013. The extended trading session will be designed to accommodate European firms that want to establish or offset VIX Index futures positions. We also held our first European Risk Management Conference in 2012, building on the success of our domestic Risk Management Conference. We plan to continue pursuing international opportunities to increase trading in our products.

•
Offer Compelling Economic Market Model. Our fee schedule provides benefits to market participants who concentrate their overall trading activity, whether market-maker, agency or firm proprietary, on CBOE. We believe that our fee structure encourages market participants to increase their business at CBOE by reducing the per contract fee or increasing per contract incentives based on the attainment of certain monthly volume thresholds. In 2012, we introduced a new Volume Incentive Program ("VIP") that provides payments to firms that execute volume in excess of certain volume thresholds. Since its introduction, we have introduced changes to VIP to remain competitive. In February 2013, we introduced an innovative pricing model on C2 that bases fees and rebates, for equity options, on the spread between bids and offers, or market width. We regularly review and update our fee schedule to provide an industry-leading economic offering.

•
Increase Knowledge About Our Products. We are committed to educating potential investors about the uses for our products, especially our proprietary products. To that end, we intend to continue our offerings through the Options Institute, including education sessions and published materials, both printed and online. We also educate potential investors through our domestic and European Risk Management Conferences and through participation in industry events. We plan to continue these activities and look for other opportunities to grow the user base for our products.

•
Attract Over-the-Counter Market Participants.  We seek to attract participants from the over-the-counter market, who have been under pressure to move trading to a centrally cleared and centrally traded environment. CFLEX, our electronic system for trading FLEX options, allows participants to customize key contract terms including strike price, exercise style and expiration dates of up to fifteen years with the administrative ease and clearing guarantees of standardized listed options. We launched a new version of CFLEX in 2012, CFLEX 2.0, that enables users to conveniently access FLEX options via CBOE Command and standard CBOE interfaces, which is of particular appeal to dealers who are active in OTC equity options. Also, in 2012, we introduced S&P 500 Variance futures on CFE, which we believe will have appeal to OTC market participants. S&P 500 Variance futures offer similar quoting conventions and economic performance as OTC variance swaps, while providing the advantages of exchange-traded contracts -- transparency, price discovery and counterparty clearing guarantees.

•
Expand Service Offerings.  We believe there are significant opportunities to derive revenue from new and expanded service offerings, including through the sale of market data. Our subsidiary, Market Data Express, LLC ("MDX") sells historical options data, as well as real-time data for certain proprietary products and indexes. It also provides market data through CBOE Streaming Markets ("CSM"), a streaming data feed that includes more detailed information than the data provided by the Options Price Reporting Authority (“OPRA”). In 2013, we plan to enhance CSM's offerings to include market depth. In addition, through a set of arrangements with S&P, we permit S&P to license the Company's proprietary indexes and index methodologies for certain purposes to securities firms and other exchanges. The Company and S&P have agreed that S&P may license one or more clearing agencies to clear OTC options based on the S&P 500 index that meet certain criteria, and that S&P will compensate us for any transaction cleared under such a license based on the notional value of the transaction.

•
Pursue Select Strategic Opportunities.  We evaluate strategic opportunities that we believe will enhance stockholder value. We specifically look for strategic opportunities beyond our current businesses that will capitalize on our core competencies and diversify our sources of revenue.

Products
Our options exchanges provide a marketplace for the trading of options contracts that meet criteria established in rules of the respective exchange. The options contracts listed for trading include options on individual equities, options on various market indexes as well as options on ETPs. In addition, we provide marketplaces for trading futures contracts and cash equities through CFE and CBOE Stock Exchange, LLC ("CBSX"), respectively. CBSX is not a consolidated subsidiary of the Company.

•
Equity Options.  We offer trading in options with terms of up to nine months on the stocks of approximately 2,800 corporations. The stocks underlying our individual equity options are listed on equity exchanges. In addition, we also offer trading in LEAPS on approximately 850 stocks.

•
Index Options.  We offer trading in options on several different broad-based market indexes, including the VIX Index, a proprietary index that we developed, which has become a widely recognized measure of equity market volatility. The index options we list include some of the most widely recognized measures of the U.S. equity markets, such as the S&P 500, the DJIA, the NASDAQ 100 and the Russell 2000. Options based on indexes are among our most actively traded products, with several options listed exclusively with us (for example, options on the S&P 500, S&P 100, DJIA and the VIX Index). We also offer trading in LEAPS on several of our index products.

•
Options on ETPs.  We offer trading in options on over 350 ETFs and ETNs based on various domestic and foreign market indexes, as well as on volatility, commodities, currencies and fixed income instruments. We also offer trading in LEAPS on 90 ETPs.

•	Futures. We provide a marketplace for trading futures through our wholly-owned subsidiary, CFE. To date, CFE has focused on the trading of futures related to CBOE-created volatility indexes.

•
Equities.  In early 2007, the Company invested, along with several broker dealers, in an exchange that provides a marketplace for individual equity securities. This trading facility, known as CBSX, provides a marketplace for trading stocks listed on equity exchanges. As stated above, CBSX is not a consolidated subsidiary of the Company.

Proprietary Products
The Company has developed several of its own proprietary indexes and index methodologies. These include volatility indexes based on various broad-based market indexes (such as the S&P 500, the DJIA, the NASDAQ 100 and the Russell 2000), volatility indexes based on ETFs and individual stocks, the CBOE S&P 500 Implied Correlation Index and a series of option strategy benchmarks, including BuyWrite, PutWrite and Collar indexes based on the S&P 500 and BuyWrite indexes based on other broad-based market indexes. We also have licensed others to use some of these indexes to create products and have entered into agreements whereby we have granted to others the rights to sub-license some of these indexes. The Company generates revenue from the calculation and dissemination of over thirty real-time index values for third party licensors and from the licensing of our proprietary indexes.
In 2012, we introduced S&P 500 Range options on CBOE, and the CBOE NASDAQ-100 Volatility Index futures and S&P 500 Variance futures, all traded on CFE. Security futures and options on the CBOE Emerging Markets ETF Volatility Index, the CBOE Brazil ETF Volatility Index and the CBOE Crude Oil ETF Volatility Index were also launched on CFE and CBOE, respectively.
Strategic Relationships
The Company also has long-term business relationships with several providers of market indexes. We license their indexes as the basis for index options. In some instances, these licenses provide us with the exclusive right to list options contracts based on these indexes. Of particular note are the following:

•
S&P 500 and S&P 100 Indexes.  We are able to offer options contracts on the S&P 500 Index and the S&P 100 Index as a result of a licensing arrangement with S&P Dow Jones Indices, LLC. Under our license with S&P Dow Jones Indices, LLC, CBOE and C2 have the exclusive right to list options on these indexes until 2018 and the right to use these and several other indexes published by Standard & Poor's as the basis for standardized, exchange-traded options contracts until 2022.

•
DJIA.  We are able to offer contracts on the Dow Jones Industrial Average (DJIA) as a result of a licensing arrangement with S&P Dow Jones Indices, LLC. This license provides us the right to use the DJIA and several other indexes published by Index Services as the basis for standardized, exchange-traded options contracts. Under the license, the Company has the exclusive right to list securities options on the DJIA during standard U.S. trading hours until December 31, 2017.

•
NASDAQ 100.  We are able to offer contracts on the NASDAQ 100 Index as a result of a licensing arrangement with NASDAQ. This license provides CBOE the right to use the NASDAQ 100 as the basis for standardized, exchange-traded options contracts. The license with NASDAQ is non-exclusive and is effective until the end of 2015.

•
Russell Indexes.  We are able to offer contracts on the Russell 2000 and other indexes in the Russell index family as a result of a licensing arrangement with Frank Russell Co. This license provides CBOE the right to use the

Russell indexes as the basis for standardized, exchange-traded options contracts. This license is non-exclusive and is effective through the end of 2014.
Market Model
As discussed in more detail below, our exchanges provide reliable, orderly, liquid and efficient marketplaces for the trading of options and futures by market participants. Our exchanges operate quote-driven auction markets that involve a number of different market participants.
Trading Permit Holders
Purchasing a monthly Market-Maker Trading Permit (CBOE, C2), Electronic Access Permit (CBOE, C2) or Floor Broker Trading Permit (CBOE) for the respective exchange conveys "Trading Permit Holder" status on the respective exchange to the permit holder. Parties are required to have CFE Trading Privilege Holder status in order to have trading privileges on CFE.
A Trading Permit Holder on one of our options exchanges is allowed to enter orders into the trading system for that exchange. Trading Permit Holder entities can execute trades for their own accounts, for clearing firm accounts, for the accounts of other permit holders or for the accounts of customers of clearing firms.
Options Trading Permits:

•
Market-Maker Trading Permit Holders (CBOE, C2)—As discussed in more detail under "Market Participants," a Market-Maker Trading Permit entitles the holder to act as a market-maker, DPM, eDPM or LMM on the respective exchange, if applicable on such exchange. This permit provides an appointment credit of 1.0 (which is a measure of how many classes the Trading Permit Holder can quote), a quoting and order entry bandwidth allowance, up to three logins and trading floor access. Trading all classes listed on CBOE requires a minimum of thirty-three permits.

•
Electronic Access Permit ("EAP") (CBOE, C2)—The EAP entitles the holder to electronic access to the exchange. The CBOE EAP permit does not provide access to the trading floor. The EAP provides an order entry bandwidth allowance and up to three logins.

•
Floor Broker Trading Permit (CBOE)—The Floor Broker Trading Permit entitles the holder to act as a Floor Broker. This permit provides an order entry bandwidth allowance, up to three logins and trading floor access.

Applicants for Trading Permit Holder Status
Applicants for Trading Permit Holder status must have adequate financial resources and credit to assume the responsibilities and privileges of Trading Permit Holder status. All Trading Permit Holders must understand the rules and regulations of the applicable exchange and agree to abide by them. Additionally, they must comply with the provisions of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations issued by the SEC.
Our Regulatory Services Division is the investigative arm of our exchanges with regard to exchange rules. Trading Permit Holders who are found to have violated a rule can be subject to sanctions such as fines, trading suspensions and/or expulsion from the particular exchange.
Market Participants
Direct access to our options marketplaces is granted through trading permits. A trading permit entitles the holder to conduct business on the exchange, including in one of the participant roles described below.

•
Market-Maker.  A market-maker engages in trading our products either for its own account or for the account of his or her firm, but does not act as an agent representing orders for customers. A market-maker may operate on the trading floor (CBOE only) or remotely and has certain quoting obligations in its appointed product classes. They are granted margin relief to ensure they can conduct business without requiring excessive amounts of capital. Market-makers must have a relationship with a clearing firm that will hold and guarantee their positions. The majority of trading permits in use on CBOE are used for market making. In order for a Market-Maker Trading Permit to be used to act as a market-maker in any of SPX options, VIX options or SPXpm options, the Trading Permit Holder must obtain a "Tier Appointment" for the respective option class. Each Tier Appointment is exchange-specific and class-specific.

•
Lead Market-Maker, or LMM.  An LMM is a market-maker that assumes special obligations with respect to providing electronic and/or open outcry quotes for specific options classes at CBOE. Currently, LMMs are utilized in SPX options and S&P 100 Index options, and as open outcry quote providers in certain classes where an off-floor DPM is providing electronic markets only. Other than in SPX, the LMMs receive participation rights in electronic or open outcry. In SPX, LMMs do not receive participation rights, and four LMMs are appointed to quote simultaneously each expiration cycle.

•
Floor Broker.  An individual who represents orders on the CBOE trading floor as an agent is known as a floor broker. Floor brokers generally do not trade for their own account and do not receive any margin relief. They generate revenue by charging commissions to their customers for their services. A floor broker may represent orders for his firm's proprietary account provided it is done in accordance with CBOE rules.

•
Designated Primary Market-Maker, or DPM.  A DPM is a market-maker firm that has been assigned responsibilities in certain options classes at CBOE. DPMs are obligated to provide continuous quotes in their appointed classes but at a higher standard than that of regular market-makers. DPMs are also expected to participate in business development efforts to attract business to CBOE for their appointed classes. DPMs also are granted "participation rights" in their appointed classes. Participation rights guarantee DPMs a minimum share of each trade for which they are on the best market.

•
Electronic Designated Primary Market-Maker, or eDPM.  An eDPM is a market-maker that has been assigned responsibilities similar to a DPM but only operates remotely, not on the trading floor. They also are granted participation rights in their appointed classes but at a lower level than that of DPMs, reflecting their slightly lesser obligations. eDPMs serve to supplement the role of the DPM and are also motivated to engage in business development efforts in their appointed classes.

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
Under its rules, CFE has the authority to establish market-maker programs in its products and appoint one or more DPMs, LMMs or market-makers. However, CFE does not have a DPM, LMM or market-maker program in VIX futures.
Hybrid Trading Model
Most option classes on CBOE are traded using its Hybrid trading model, in which aspects of both open outcry and electronic trading are integrated to function as a single exchange. Both C2 and CFE are all-electronic exchanges. Our Hybrid trading model is supported by state-of-the-art technology, including the CBOE Command trading platform, which, in alternative configurations, also serves as the trading platform for C2 and CFE.
CBOE market-makers stream their own individual quotes and orders into the CBOE trading engine and, if on the floor, in open outcry transactions effected in their trading crowd. Our Hybrid trading model allows CBOE to offer the best of both electronic and open outcry trading models.
Algorithms
At the core of our market model are the matching algorithms, which is the means by which trades are executed and allocated to market participants. Our technology and the rules of our exchanges provide for a variety of different algorithms for matching buyers and sellers. We have the ability to apply different matching algorithms to different products in order to meet the needs of particular market segments. The setting of the matching algorithm affects the share of each trade that a market participant receives and is central to the opportunity and profit potential of market-makers and other liquidity providers.

•
CBOE's matching algorithm is modified pro-rata, with customer priority. CBOE's modified pro-rata algorithms grant liquidity providers, who meet certain criteria, additional participation rights, based on a variety of factors.

•
C2's matching algorithm is pro-rata for multiply-listed options classes. In February 2013, C2 equity option classes switched from a straight pro-rata allocation algorithm to a price/time matching algorithm with customer priority and DPM entitlement, as defined below.

•
The matching algorithm for VIX futures on CFE is price-time priority. CFE has the flexibility to establish different matching algorithms for its products. CFE also offers Trade at Settlement (TAS) transactions in VIX futures, which are aimed at helping traders even out end-of-day price exposure in VIX futures.

Our options trading systems monitors the National Best Bid and Offer ("NBBO"), and orders are not executed at a price inferior to the displayed NBBO, except pursuant to limited exceptions provided in CBOE or C2's rules. Orders can be routed to other marketplaces via contracted brokers for execution if a better displayed price exists elsewhere. See "Regulatory Responsibilities - Options Intermarket Linkage Plan." Details on our technological capabilities, as well as key systems offerings available to customers, are described in "Technology."
Pricing
Each of our exchanges establishes a fee schedule that, among other things, establishes the transaction fee for buying or selling options or futures contracts on the exchange. CBOE utilizes a pricing model in which transaction fees are charged to most professionals, including market-makers, but are not charged for most customer orders. CBOE also has a volume incentive program, or VIP, which pays credits to permit holders for executing certain types and levels of business at the exchange.
In 2012 and January 2013, C2 used a maker-taker pricing model for multiply-listed options products in which orders that take liquidity from the marketplace are charged a transaction fee and orders that provide liquidity to the marketplace receive a rebate. In February 2013, C2 modified its pricing model for equity options to provide that market-maker, professional, broker-dealer and firm transactions would be charged fees based on the width of the markets.
CFE utilizes a pricing model in which transaction fees vary depending on the type of market participant on whose behalf a trade is made and on whether the trade is executed through CFE’s trading system, is a day trade, or is a block trade or exchange of contract for related position transaction. CFE also offers a Day Trade Fee Program that provides rebates on trades that qualify for the program.
Competition
CBOE is the largest options exchange in the U.S. based on both total contract volume and notional value of contracts traded. The market share for all options traded on U.S. exchanges over the past five years for CBOE and C2, combined, has ranged from 26.4% to 33.3% annually. For 2012, our market share was 27.8%.
The U.S. options industry is extremely competitive and the competition has intensified. We expect this trend to continue. We compete with a number of entities on several different fronts, including the cost, quality and speed of our trade execution, the functionality and ease of use of our trading platform, the range of our products and services, our technological innovation and adaption and our reputation. There are nine other U.S. options exchanges that are our primary direct competitors, including ISE, NYSE Arca, NYSE Amex and NASDAQ OMX PHLX. We also compete against futures exchanges trading similar products and other financial institutions that write over-the-counter derivatives. The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") legislation creates a category of marketplaces called a Swap Execution Facility ("SEF"). SEFs will serve as marketplaces for the matching of swap transactions. We expect to compete against futures exchanges and SEFs to attract OTC participants.
Most options on equities and exchange-traded products, or ETPs, listed and traded on CBOE and C2 are also listed and traded on other U.S. options exchanges. The options exchanges have been introducing new pricing models over the last few years in order to attempt to attract additional trades to their exchanges. These pricing models include traditional pricing, maker-taker, and ownership benefits. See "Trends - Cost Competition."
Our competitive challenge is to convince broker-dealers to route options orders to our exchanges rather than to our competitors and to convince liquidity providers to concentrate their market making activity on our exchanges. This is particularly true with respect to options on individual equity securities and ETPs, which tend to be traded on multiple exchanges. We compete through a variety of methods, including:

•	Offering market participants an efficient, transparent and liquid marketplace for trading options both through traditional open outcry methods and through our electronic platform, CBOE Command;

•	Offering a fee schedule that both attracts order flow and provides incentives to liquidity providers;

•	Providing advanced technology that offers broad functionality, significant bandwidth, fast execution, ease of use, scalability, reliability and security;

•	Offering participants access to a broad array of products and services, including proprietary products;

•	Offering customers a deep, liquid market with trading mechanisms to enable potential price improvement;

•	Facilitating payment for order flow through the administration of marketing fees;

•	Offering market participants potential participation rights for order flow that they direct or cause to be directed to our exchanges; and

•	Providing brokers and their customers with a complete source of information on options as well as extensive options education.
Technology
CBOE Command, our in-house developed technology, supports trading on multiple exchanges: CBOE, C2, CFE, CBSX and OneChicago, LLC. The technology supports different products, different market models as well as multiple matching algorithms. As mentioned above, CBOE is a hybrid exchange, while C2, CFE and CBSX are fully electronic. We have licensed our technology for use by CBSX, an all-electronic stock trading facility of CBOE, and OneChicago, an all-electronic exchange for trading single-stock futures.
CBOE Command
On CBOE, CBOE Command is the platform for our Hybrid trading system, which was launched in 2003. See "Market Model -- Hybrid Trading Model." CBOE Command provides features of screen-based and floor-based trading in what we believe is a "best of both worlds" market model.
CBOE Command is a Java application with an infrastructure designed for high performance and low latency and is easily scalable for capacity and throughput. Peak message traffic rates are 1.0 million transactions per second. The architecture and implementation of the system allows for flexibility in allocation algorithms, a fully integrated complex order book and several auction mechanisms.
The platform supports a quote-driven market model where liquidity providers have quoting obligations. Market-makers, DPMs, eDPMs and LMMs typically stream at least hundreds of millions of quotes into CBOE Command each day. To facilitate liquidity providers, CBOE Command has a number of internal risk controls, including Quote Lock, Quote Risk Monitor and User Input Monitor.
CBOE Command allows for a quick introduction of different types of derivative and securities products, including options, futures, options on futures and stock products. In addition, our system facilitates different trading models through the use of alternative configurations, allowing us to provide both hybrid and fully electronic market models.
In 2012, CBOE launched CFLEX 2.0, built on the CBOE Command platform. Since the new system is part of CBOE Command, users can interact with FLEX orders in the same way as they do standard options. Also in 2012, CBOE moved its primary data center from the CBOE building in Chicago to a data center location in New Jersey to eliminate distance latency. The move also introduced enhanced versions of firm interface protocols and a complete operating system upgrade of CBOE Command from Solaris to Redhat Linux.
Trade Match, Ticker Plant and Market Data
The Trade Match system is built on the same technology as CBOE Command. It matches trades and sends them to The Options Clearing Corporation ("OCC"), which settles and clears the trades. The Trade Match system provides matched trade information and post-trade allocation functionality to clearing firms and brokers through a web-based interface and an application programming interface, or API.
Both incoming and outgoing market data is vital to the operations of our exchanges and to market participants. Our ticker plant, XTP, takes in market data feeds from OPRA, CTS/CQS, NASDAQ, the CME Group, Inc. and other sources and disseminates the data internally to other systems on a publish/subscribe basis. XTP's most recent processing peak was 5.0 million messages per second, or MPS, inbound from OPRA, with over 14.6 billion messages per day. XTP and our Index Calculation systems allow CBOE to calculate numerous different types of indexes and add new ones as required.
Market data is sent to OPRA, CTS/CQS, NASDAQ data vendors and to Trading Permit Holders via our APIs, including FIX and CMi, CBOE Financial Network and CSM. CSM was introduced in 2011 and provides a high speed multicast feed to users of market data. In 2013, we plan to implement a high-speed book depth feed in addition to our top-of-the-market feed being sent through CSM.
Disaster Recovery

We operate and maintain disaster recovery facilities that essentially replicate the systems available in our primary data center for CBOE and CFE. In the event of an interruption at our primary facility, backup systems should be available by the open on the next business day.
Clearing System
The OCC acts as the issuer, counterparty and guarantor for all options contracts traded on our options exchanges and other U.S. options exchanges. Upon execution of an option trade, we transmit to the OCC a record of all trading activity for clearing and settlement purposes. The OCC fulfills these same functions for futures products traded on the CFE.
Market Data
Our markets generate valuable information regarding the prices of our products and the trading activity in those markets. Market data relating to price and size of market quotations and the price and size of trades is collected and consolidated by OPRA. OPRA disseminates the information to vendors who redistribute the data to brokers, investors and other persons or entities that use our markets or that monitor general economic conditions. After costs are deducted, the fees collected are distributed among exchange participants based on their cleared transactions pursuant to the OPRA Plan. As of December 2012, our market data was displayed on approximately 157,000 terminals worldwide. See "Regulatory Environment and Compliance" for further information on OPRA.
Through our subsidiary, MDX, we are expanding our market data offerings. MDX is a market data vendor providing information on specialized indexes, time and sales information and specialized reports of historical market data.
Regulatory Environment and Compliance
The following discussion covers the more significant areas of regulation of us by the SEC and the Commodity Futures Trading Commission (CFTC).
Recent Developments
Laws and regulations regarding our business are frequently modified or changed, including in response to adverse financial conditions, new products, competition or at the request of market participants. The following is a summary of recent regulatory developments that may impact our business.
Limit Up-Limit Down and Market-wide Circuit Breakers
In May 2012, the SEC approved a limit up-limit down plan intended to prevent trades in Regulation NMS stocks from occurring outside of specific price bands to reduce market volatility. The bands will be set around the average reference price of the security over the immediately preceding five-minute period. In certain cases, a trading pause in a stock can occur pursuant to the plan. While only applying to stocks, the plan will likely impact options trading as option prices are derived in part from underlying stock prices. At the same time as the limit up-limit down plan announcement, the SEC also announced revisions to the market-wide circuit breakers. The revisions reduced the market decline percentage thresholds for triggering a circuit breaker, shortened the duration of trading halts, reduced the number of trigger time periods, replaced the Dow Jones Industrial Average with the S&P as the pricing reference, and increased the frequency of the calculation of the thresholds to daily. Both of these plans are scheduled to be implemented by all U.S. exchanges in the first half of 2013. CFE will also be implementing the revised market-wide circuit breakers.
Consolidated Audit Trail (CAT)
In 2012, the SEC directed the self-regulatory organizations, or SROs, through a new rule, to submit a plan to create, implement and maintain a consolidated audit trail (CAT), which would serve as a comprehensive audit trail of orders that will allow regulators to efficiently and accurately track all activity in Regulation NMS securities in the U.S. markets. The rule requires, among other things, that, upon implementation of a plan, data be reported to a central repository by 8 a.m. Eastern time the following day by each exchange and broker dealer. We are working with the other SROs to develop the plan to implement a consolidated audit trail, which is required to detail technological and compliance aspects of the plan and the costs to implement the plan, among other details. The SROs are required to submit the plan by April 26, 2013, although the SROs have requested an extension under December 2013, with a phased implementation over the three years following the effectiveness of the plan. The exchanges and their participants are likely to incur significant costs related to the implementation of the consolidated audit trail requirements.

CFTC Core Principles
Dodd-Frank amended the core principles with which designated contract markets like CFE must comply under the Commodity Exchange Act. In 2012, the CFTC adopted a number of new regulations applicable to designated contract markets in order to implement the amended core principles. These regulations related to, among other things, compliance with rules, prevention of market disruption, financial integrity of transactions, disciplinary procedures, system safeguards and financial resources. As a result, CFE implemented a number of new rules, policies and procedures in relation to these new requirements.
Agency Rulemaking Areas
In addition to the above identified areas, the SEC has been directed under Dodd-Frank to implement many new rules, both alone and in conjunction with the CFTC. These areas include portfolio margining and swap clearing and execution.
Finally, the SEC has proposed rules, including option fee caps and banning flash orders, that it has not acted upon. While we do not expect the SEC to take action with respect to option fee caps or banning flash orders, as these proposals are dated, if one or both of the proposals were adopted, they could cause significant changes to our market that may reduce our revenue per contract or reduce the volume of trading on our exchanges.
Compliance
Securities Industry-CBOE and C2
Federal securities laws have established a two-tiered system for the regulation of securities markets and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws. The second tier consists of Self-Regulatory Organization ("SROs"), which are non-governmental entities that must register with and are regulated by the SEC. CBOE and C2 are SROs, each registered under Section 6 of the Exchange Act as a "national securities exchange" and are subject to oversight by the SEC. CBSX, which is not an SRO, is a stock trading facility of CBOE. As a facility, CBOE is responsible for the regulation of the CBSX marketplace and the following discussion of CBOE's responsibilities includes the responsibility to provide regulation for CBSX and CBOE's other facilities.
SROs in the securities industry are an essential component of the regulatory scheme of the Exchange Act for providing fair and orderly markets and protecting investors. To be registered as a national securities exchange, an exchange must successfully undergo an application and review process with the SEC before beginning operations. Among other things, the SEC must determine that the exchange has the capacity to carry out the purposes of the Exchange Act. An SRO must comply with the Exchange Act and have the ability to enforce compliance by its members and persons associated with its members with the provisions of the Exchange Act, the rules and regulations thereunder and the rules of the exchange.
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

Section 19 of the Exchange Act also provides that we must submit to the SEC proposed changes to any of our exchanges' rules, including revisions of their certificates of incorporation and bylaws. The SEC will typically publish the proposal for public comment, following which the SEC may approve or disapprove the proposal, as it deems appropriate. The SEC's action is designed to ensure that the CBOE's and C2's Rules and procedures are consistent with the Exchange Act and the rules and regulations under the Exchange Act. Certain categories of rule changes, like fee changes, can be effective on filing, but the SEC retains the ability to suspend such filings within a prescribed period of time.
CBOE Holdings
Certain aspects of CBOE Holdings are also subject to SEC oversight, including certain ownership and voting restrictions on its stockholders. The focus of the SEC's regulation of CBOE Holdings is to assure fair representation of Trading Permit Holders in the selection of CBOE and C2 directors, public participation in the governance of CBOE and C2 and that CBOE and C2 can satisfy their regulatory responsibilities under the Exchange Act. Furthermore, the SEC requires that CBOE Holdings give due regard to the preservation of the independence of the self-regulatory function of CBOE and C2 and to CBOE Holdings' obligations to investors and the general public. The SEC also requires that CBOE Holdings not take any actions that would interfere with the effectuation of any decisions by the board of directors of CBOE, C2 or National Stock Exchange, Inc. ("NSX") relating to their regulatory functions or the structure of the market that it regulates or that would interfere with the ability of the exchanges to carry out their responsibilities under the Exchange Act. CBOE is committed to support NSX in fulfilling its self-regulatory responsibilities. To the extent that CBOE Holdings' business activities involve or relate to the exchanges, the officers and directors of CBOE Holdings may be deemed to be officers and directors of the exchanges for purposes of and subject to oversight under the federal securities laws. Accordingly, the SEC may exercise direct supervision and disciplinary authority over certain CBOE Holdings' activities and those activities may be subject to SEC approval and, in some cases, public notice and comment.
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
CFE is a designated contract market that is subject to the oversight of the CFTC under its principles-based approach and to a variety of ongoing regulatory and reporting responsibilities under the Commodity Exchange Act. CFE has surveillance and compliance operations and procedures to monitor and enforce compliance by trading privilege holders with CFE rules. If we fail to comply with applicable laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel or other sanctions, including revocation of our designations as a contract market and derivatives clearing organization.
The National Futures Association ("NFA") performs many of these functions for CFE pursuant to a Regulatory Services Agreement with CFE. CFE retains overall responsibility for the regulation of its marketplace. CFE also remains responsible for bringing disciplinary actions against Trading Privilege Holders, including the ability to issue fines in the case of serious rule violations. In the case of financially distressed Trading Privilege Holders, CFE may take various emergency actions to protect customers, other Trading Privilege Holders and CFE. CFE is also a party to cooperative and regulatory information sharing agreements with other SROs and is a member of the Intermarket Surveillance Group.
Dodd-Frank amended the core principles with which designated contract markets like CFE must comply under the Commodity Exchange Act. In 2012, the CFTC adopted a number of new regulations applicable to designated contract markets in order to implement the amended core principles. These regulations relate to, among other things, compliance with rules, prevention of market disruption, financial integrity of transactions, disciplinary procedures, system safeguards, and financial resources. As a result, CFE implemented a number of new rules, policies and procedures in relation to these new requirements.
Regulatory Responsibilities
Our options exchanges are responsible for assessing the compliance of their Trading Permit Holders with the respective exchange's rules and the applicable rules of the SEC. The main activities that the exchanges engage in to measure compliance with these rules include: (1) the review of surveillance exception reports designed to detect violations of exchange trading rules; (2) the review of surveillance exception reports designed to detect possible manipulation and violations of other SEC rules; (3) the further investigation of matters deemed to be problematic upon review of the exception reports or matters deemed to be problematic as a result of examinations; (4) the investigation of complaints about possible rule violations brought by customers, members or other SROs; and (5) the examination of CBOE and C2 Trading Permit Holders for compliance with rules such as those related to net capital, books and records, market access and other matters related to the Trading Permit Holders' exchange business function. As further described below, each option exchange is also responsible for reviewing its Trading Permit Holders' activities related to the conduct of business directly with public customers, or sales practice. We have delegated the responsibility to conduct sales practice examinations for options to FINRA, except that we retain responsibility for some of the sales practice examinations of Trading Permit Holders that are not also members of FINRA or another U.S. securities exchange.
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
Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, which are approved by the SEC and concern the enforcement of rules applicable to all of those SROs and relating to members those SROs have in common. We have entered into Rule 17d-2 agreements under which FINRA is allocated responsibility for enforcing rules related to options sales practices with respect to CBOE and C2 Trading Permit Holders and insider trading rules and certain other rules with respect to CBSX Trading Permit Holders. We have entered into another Rule 17d-2 agreement that allocates responsibility to each SRO for ensuring that their allocated common members complied with rules governing expiring exercise declarations, options position limits and large options position reporting and position adjustments. Finally, we have entered into a Rule 17d-2 agreement that allocates certain responsibilities under Regulation NMS to a market participant's DEA.
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
CBOE has entered into Regulatory Services Agreements with other exchanges under which CBOE provides certain regulatory services to those exchanges. CBOE is currently providing service to two exchanges under Regulatory Services Agreements.
In order to ensure market integrity, we extensively regulate and monitor our Trading Permit Holders trading activities. Providing effective regulation is important for attracting and retaining the confidence and participation of market-makers, broker-dealers and institutional and retail investors.
We expend considerable time, financial resources and effort to ensure that the exchanges' rules and regulations conform to regulatory best practices within the securities exchange industry and within the regulatory regime overseen by the SEC, our primary regulator. In order to support our efforts and those of our market participants to comply with applicable law and our option exchange rules, we have developed our own automated market surveillance systems to monitor market activity on our option exchanges and across U.S. options markets.
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

OPRA Plan, CTA Plan and NASDAQ Unlisted Trading Privileges Plan
CBOE and C2 are member exchanges in OPRA, a limited liability company. All options exchanges are members of OPRA. The OPRA limited liability agreement sets forth a system for reporting options information that is administered by the member exchanges through OPRA, consisting of representatives of the member exchanges. OPRA is the designated securities information processor for market information that is generated through the trading of exchange-listed securities options in the U.S., and it disseminates certain core trading information, such as last sale reports and quotations. We also participate in the Consolidated Tape Association, or CTA, the Consolidated Quotation Plan, or CQ Plan, and the NASDAQ Unlisted Trading Privileges Plan, which perform analogous services for the U.S. equities markets. NYSE Technologies, formerly the Securities Industry Automation Corporation, acts as the "processor" for OPRA, CTA and the CQ Plan. NASDAQ acts as the processor for the NASDAQ Unlisted Trading Plan.
Options Intermarket Linkage Plan
We are a party to the Options Order Protection and Locked/Crossed Market Plan, known as the Options Intermarket Linkage Plan, which is designed to facilitate the routing of orders between exchanges in furtherance of a national market system. The principal purposes of the plan are to promote price protection and to assure that brokers may execute investors' orders at the best market price, the "National Best Bid and Offer" ("NBBO"). The plan requires price protection of an exchange's best displayed bid or offer when the bid or offer is at the NBBO. Under the plan, direct exchange-to-exchange access through broker-dealers is used to transmit intermarket sweep orders similar to sweep orders that are available in the stock market under Regulation NMS. Undisplayed bids and offers and bids and offers at prices that are inferior to an exchange's best bid or offer do not receive protection under this plan.
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
Employees
As of December 31, 2012, we employed 605 individuals. Of these employees, 235 were involved in systems development or operations, 140 were involved in direct support of trading operations and 116 were involved in regulatory activities. The remaining 114 personnel provide business development, product development, education, financial, legal, planning and research, administrative and managerial support.
We have eight building engineers that are covered by a collective bargaining agreement, which expires on May 31, 2015, with the International Union of Operating Engineers Local 399, AFL-CIO. Management believes that we have strong relationships with our employees and we have never experienced a work stoppage.

Executive Officers of CBOE Holdings
Set forth below is information regarding our executive officers and certain other key employees:

Name	Age	Position
William J. Brodsky	69	Chairman and Chief Executive Officer
Edward T. Tilly	49	President and Chief Operating Officer
Alan J. Dean	58	Executive Vice President, Chief Financial Officer and Treasurer
Richard G. DuFour	69	Executive Vice President of Corporate Planning and Development
Joanne Moffic-Silver	60	Executive Vice President, General Counsel and Corporate Secretary
Gerald T. O'Connell	61	Executive Vice President and Chief Information Officer
Edward L. Provost	60	Executive Vice President and Chief Business Development Officer
David S. Reynolds	59	Vice President and Chief Accounting Officer
William J. Brodsky.    Mr. Brodsky is Chairman and Chief Executive Officer. He has served in that capacity since 1997. In December 2012, we announced that Mr. Brodsky would be transitioning to serve as Executive Chairman effective following the 2013 annual meeting of stockholders. Prior to joining the Company in 1997, Mr. Brodsky was president and chief executive officer of the Chicago Mercantile Exchange from 1985 to 1997. Mr. Brodsky is a director of Integrys Energy Group, Inc. and its predecessors. He also is the past chairman of the World Federation of Exchanges and past chairman of the International Options Markets Association. He is a member of the Federal Reserve Bank of New York's International Advisory Committee. Mr. Brodsky also serves on the Kellogg School of Management Advisory Council and as a trustee of Syracuse University. He is chairman of the board of directors of Northwestern Memorial Hospital. Mr. Brodsky holds an A.B. degree and a J.D. degree from Syracuse University and is a member of the bar in Illinois and New York.
Edward T. Tilly.    Mr. Tilly is President and Chief Operating Officer. He has served in that capacity since November 2011. In December 2012, we announced that Mr. Tilly would be transitioning to serve as Chief Executive Officer effective following the 2013 annual meeting of stockholders. He served as Executive Vice Chairman from August 2006 until November 2011. He was a member of CBOE from 1989 until 2006, and served as Member Vice Chairman from 2004 through July 2006. Mr. Tilly is the chairman of CBOE Futures Exchange and serves on the board of directors of the OCC. He holds a B.A. degree in Economics from Northwestern University.
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
Edward L. Provost.    Mr. Provost is Executive Vice President and Chief Business Development Officer. In December 2012, we announced that Mr. Provost would become President and Chief Operating Officer following the 2013 annual meeting of stockholders. He has served as the head of our Business Development Division since 2000 and has been employed at the Company since 1975. He holds a B.B.A. in Finance from Loyola University of Chicago and an M.B.A. from the University of Chicago Graduate School of Business.

David S. Reynolds.    Mr. Reynolds is Vice President and Chief Accounting Officer. He has served in that capacity since May 2009. Prior to that, Mr. Reynolds was with Hudson Highland Group, Inc., where he served in various roles including vice president, controller and chief accounting officer. From February 2005 to February 2007, Mr. Reynolds was vice president, controller and chief accounting officer of Bally Total Fitness Corporation. Prior to that, he spent twenty-two years in various financial roles at Comdisco, Inc., rising to senior vice president and controller. Mr. Reynolds serves on the board of directors of the CBOE Stock Exchange. Mr. Reynolds began his career at Ernst & Young. Mr. Reynolds is a certified public accountant and a certified cash manager. He is a graduate of Lehigh University where he obtained an M.B.A. and a B.S. in Finance.
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
We hold exclusive licenses to list securities index options on the S&P 500 Index, the S&P 100 Index and the DJIA, granted to us by the owners of such indexes. In 2012, approximately 36% of our transaction fees were generated by our exclusively-licensed index products, the bulk of which are attributable to our S&P 500 Index option products, which are our largest products by revenue. As a result, our operating revenues are dependent in part on the exclusive licenses we hold for these products.
The value of our exclusive licenses to list securities index options depends on the continued ability of index owners to require licenses for the trading of options based on their indexes. Although court decisions have allowed the trading of options on ETFs based on indexes without licenses from the owners of the underlying indexes, none of these decisions has overturned existing legal precedent that requires an exchange to be licensed by the owner of an underlying index before it may list options based on the index. However, in two pending cases International Securities Exchange, Inc., or ISE, is seeking a judicial determination that it (and, by extension, other options exchanges) has the right to list options on the S&P 500 Index and the DJIA without licenses and, therefore, without regard to our exclusive licenses to list options on those indexes. See "Legal Proceedings."
Because these cases are still pending, there remains a risk that ISE may be successful in obtaining a judicial determination eliminating the right of index owners to require licenses to use their indexes for options trading. In addition, competing exchanges may convince the SEC, or seek a judicial action, to limit the right of index owners to grant exclusive licenses for index options trading or to prevent exchanges from entering into such exclusive licenses. If unlicensed trading of index options were permitted or if exclusive licenses for index options trading were prohibited or limited, we likely would lose market share in these index options. An adverse ruling in the ISE litigation could also result in legal challenges to our exclusive use of our proprietary indexes for options trading.
There is also a risk, with respect to each of our current exclusive licenses, that the owner of the index may not renew the license with us on an exclusive basis or at all. In the first event, we would be subject to multiple listing in the trading of what is now an exclusive index product, which could result in a loss of market share and negatively impact our profitability. In the second event, we could lose the right to list the index product entirely. The loss or limited use of any of our exclusive index licenses, especially for the S&P 500 Index, for any reason could have a material adverse effect on our business and profitability. See "Business—Products—Strategic Relationships" for a discussion of these licenses and their expiration dates.
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
The business of operating options exchanges is characterized by intense price competition. In addition, the number of options exchanges with which we compete has increased. The pricing model for trade execution for options has changed in response to competitive market conditions and we and our competitors have adjusted our transaction fees and fee structures accordingly. These changes have resulted in significant pricing and cost pressures on us, especially on transaction fees for our multiply-listed products. It is likely that this pressure will continue and even intensify as our competitors continue to seek to increase their share of trading by further reducing their transaction fees or by offering other financial incentives to order providers and liquidity providers to induce them to direct orders to their markets.
Some order-providing firms on our exchanges have taken ownership positions in options exchanges that compete with us and such exchanges have given those firms added economic incentives to direct orders to them. As a result of these competitive developments, our market share of total options traded in the U.S. fell from approximately 33.3% in 2008 to approximately 27.8% in 2012.
In addition, one or more competitors may engage in aggressive pricing strategies and significantly decrease or completely eliminate their profit margin for a period of time in order to capture a greater share of trading volume. In January 2013, one of our competitors introduced an aggressive pricing strategy that we believe has reduced our market share. While we responded by changing our fee schedule, there can be no assurance that we will be able to regain or maintain market share, or that any of our competitors may not introduce even more aggressive pricing strategies.
Like nearly all of the other options exchanges, our options exchanges charge an options regulatory fee or ORF to Trading Permit Holders based on the total number of customer contracts executed or cleared by that Trading Permit Holder, regardless of the exchange on which the trade is executed.  Along with fines and other regulatory fees, the ORF revenues may only be used to support our regulatory functions.  We may face competitive pressures to reduce or not increase the ORFs on our exchanges, and if we are unable to maintain or, if necessary, increase the ORF, our results of operation may be adversely affected.
If any of these events occur, our operating results and profitability could be adversely affected. For example, we could lose a substantial percentage of our share of trading if we are unable to price transactions in a competitive manner. Also, our profits could decline if competitive pressures force us to reduce fees.
We operate in a highly regulated industry and may be subject to censures, fines and other legal proceedings if we fail to comply with legal and regulatory obligations.
CBOE and C2 are registered national securities exchanges and self-regulatory organizations, or SROs, and, as such, are subject to comprehensive regulation by the SEC. In addition, CBSX is a stock trading facility of CBOE and CBOE regulates CBSX. In December 2011, CBSX acquired NSX, a registered national securities exchange that offer a market for trading stocks. While NSX is not a facility of CBOE, in the acquisition, CBOE committed to support NSX in fulfilling its self-regulatory responsibilities. CBOE has also entered into agreements with certain other exchanges to provide regulatory services to those exchanges. CFE is a designated contract market registered with the CFTC and is subject to comprehensive regulation by the CFTC.
In addition to the requirements related to operating our markets imposed by the SEC and the CFTC, we also have certain responsibilities for regulating the firms that trade on our exchanges. While we have entered into agreements under which other SROs with respect to our options exchanges, and NFA with respect to our futures exchange, provide certain regulatory services, we retain significant obligations to regulate our Trading Permit Holders, especially on our options markets. See "Business -- Regulatory Responsibilities."
Our ability to comply with applicable laws and rules is largely dependent on the establishment and maintenance of appropriate systems and procedures, as well as our ability to attract and retain qualified personnel. The SEC and CFTC have broad powers to audit, investigate and enforce compliance and to punish noncompliance by SROs and designated contract markets, respectively, pursuant to applicable laws, rules and regulations.
The staff of the SEC is currently investigating CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws. See "Item 3 - Legal Proceedings." While an agreement has not been reached with the SEC staff, we believe that any resolution of this matter would likely include a monetary penalty and may require CBOE to make additional changes to its compliance programs and procedures. A resolution of this matter may also involve other remedies within the SEC's authority.
In addition to what is described above, if the SEC were to find one of our programs of enforcement and compliance to be deficient, CBOE or C2 could be the subject of SEC investigations and enforcement proceedings that may result in substantial sanctions, including revocation of an exchange's registration as a national securities exchange. Any such investigations or proceedings, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, which could have a material adverse effect on our business, results of operations or financial condition. In addition, CBOE or C2 may be required to modify or restructure their regulatory functions in response to any changes in the regulatory environment, or they may be required to rely on third parties to perform regulatory and oversight functions, each of which may require us to incur substantial expenses and may harm our reputation if our regulatory services are deemed inadequate.
Recently, we have significantly increased the size of our regulatory division and hired a Chief Compliance Officer to assist us in meeting our SEC and CFTC legal and regulatory obligations. If we are unable to successfully manage and integrate these new employees, we may be unable to meet our legal and regulatory obligations.
Although CBOE Holdings itself is not an SRO, CBOE Holdings is subject to regulation by the SEC of activities that involve the exchanges. Specifically, the SEC will exercise oversight over the governance of CBOE Holdings and its relationship with the CBOE and C2. See "Regulatory Environment and Compliance—Regulatory Responsibilities."
In addition, we are performing certain regulatory services for ORSA and two exchanges with which we are not otherwise affiliated under regulatory services agreements. While the exchanges for which we provide regulatory services remain ultimately responsible for their respective regulatory responsibilities, if we are unable to perform under these agreements, we may be subject to monetary or other penalties by the SEC and may be liable to the entities for which we provide services and their end users.
A significant portion of our operating revenues are generated by our transaction-based business. If the amount of trading volume on our exchanges decreases, or the product mix shifts to lower revenue products, our revenues from transaction fees will decrease.
In 2012, 2011 and 2010, approximately 70%, 73% and 76% of our operating revenues, respectively, were generated by our transaction-based business. This business is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. Our total trading volumes could decline if our market participants reduce their trading activity for any reason, such as:

•	a reduction in trading by customers,

•	heightened capital requirements or other regulatory or legislative actions,

•	reduced access to capital required to fund trading activities, or

•	significant market disruptions.
In addition, the transaction fees generated are different based on type of product and other factors, including the type of customer and certain volume discounts. See "Management's Discussion and Analysis -- Operating Revenues -- Average

transaction fee per contract." If the amount of our trading volume decreases, or the mix traded shifts to our lower transaction fee per contract products, our revenues from transaction fees will decrease.
Legislative or regulatory changes affecting the listed options market could have a material adverse effect on our business.
Changes in regulation by the SEC, CFTC or other government action, including SEC approval of rule filings by other SROs, could materially affect our markets. In recent years, the securities and futures industries have been subject to significant regulatory changes as a result of increasing government and public scrutiny in response to the global economic crisis.
In 2010, Congress passed the Dodd-Frank Act and other legislation. While certain of its requirements have been implemented, many of the provisions in Dodd-Frank that impact our markets require additional action by the SEC or the CFTC. Depending on how the SEC and CFTC interpret and implement these laws, exchanges like ours could be subject to increased competition and additional costs.
Also, in 2012, the SEC directed the self-regulatory agencies to submit a plan to create, implement and maintain a consolidated audit trail, which would serve as a comprehensive audit trail of orders that will allow regulators to efficiently and accurately track all activity in Regulation NMS securities in the U.S. markets. In addition to increased regulatory obligations, implementation of a consolidated audit trail could result in significant additional expenditures, including to implement any new technology to meet any plan's requirements.
It is also possible that there will be additional legislative and regulatory changes or efforts in the environment in which we operate our businesses, including in response to recent incidents that have disrupted operations on certain other exchanges, although we cannot predict the nature of these changes or their impact on our business at this time. Actions on any of the specific regulatory issues currently under review in the U.S. and other proposals could have a material impact on our business. For a discussion of the regulatory environment in which we operate and proposed regulatory changes, see "Business—Regulatory Environment and Compliance."
In addition, Congress, the SEC and other regulatory authorities could impose legislative or regulatory changes that could adversely impact the ability of our market participants to use our markets, or participate in the options or futures industry at all. Any such changes could result in the loss of a significant number of market participants or a reduction in trading activity on our markets, any of which could have a material adverse effect on our business. Changes or proposed changes in regulation may also result in additional costs of compliance and modification of market participants' trading activity on our exchanges.
Intense competition could materially adversely affect our market share and financial performance.
We compete with a number of entities on several different fronts, including the cost, quality and speed of our trade execution, functionality and ease of use of our trading platform, range of our products and services, our technological innovation and adaptation and our reputation. Our principal competitors are the nine other U.S. options exchanges. We also compete against investment banks and other entities that trade options over-the-counter. See also "Our business may be adversely affected by price competition."
Most of the equity options and options on ETPs listed and traded on our exchanges are also listed and traded on other U.S. options exchanges. Changes we have implemented in response to competitive pressures may not be successful in maintaining or expanding our market share in those products in the future. Likewise, our future responses to these or other competitive developments may not be successful in maintaining or expanding our market share.
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

The derivatives industry has witnessed both the consolidation of exchange holding companies and the growth in the number of exchanges, with a doubling of the number of options exchanges over the past decade. Consolidation or alliances among our competitors may achieve cost reductions or other increases in efficiency, which may allow them to offer better prices or services than we do. The increase to the number of competitors that we face may result in fragmentation of the market and a reduced market share for our exchanges.
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
General economic conditions affect options trading in a variety of ways, from the availability of capital to investor confidence. The economic climate in recent years has been characterized by challenging business, economic and political conditions throughout the world. For only the second time in twenty years, in 2012, total U.S. options volume is down from the prior year. Adverse changes in the economy can have a negative impact on our revenues by causing a decline in trading volume. Because our structure and overhead costs are based on assumptions of certain levels of market activity, significant declines in trading volumes or demand for market data may have a material adverse effect on our business, financial condition and operating results.
We may not be able to protect our intellectual property rights.
We rely on patent, trade secret, copyright and trademark laws, the law of the doctrine of misappropriation and contractual protections to protect our proprietary technology, proprietary index and futures products, index methodologies and other proprietary rights. In addition, we rely on the intellectual property rights of our licensors in connection with our listing of exclusively-licensed index and futures products. We and our licensors may not be able to prevent third parties from copying, or otherwise obtaining and using, our intellectual property without authorization, listing our proprietary or exclusively-licensed index products without licenses or otherwise infringing on our rights. We and our licensors may have to rely on litigation to enforce our intellectual property rights, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. We and our licensors may not be successful in this regard. Such litigation, whether successful or unsuccessful, could result in substantial costs to us, diversion of our resources or a reduction in our revenues, any of which could materially adversely affect our business. For a description of current litigation involving, among other things, these matters, please see "Legal Proceedings."
Any infringement by us on patent rights of others could result in litigation and could have a material adverse effect on our operations.

Our competitors as well as other companies and individuals have obtained, or may obtain, patents that are related to our technology or the types of products and services we offer or plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products, services or technologies. In addition, some patent applications in the United States are confidential until a patent is issued, and therefore we cannot evaluate the extent to which our products and services may be covered or asserted to be covered in pending patent applications. Thus, we cannot be sure that our products and services do not infringe on the rights of others or that others will not make claims of infringement against us. Claims of infringement are not uncommon in our industry. If one or more of our products, services or technologies were determined to infringe a patent held by another party, we may be required to stop using, developing or marketing those products, services or technologies, obtain a license from the holders of the patents or redesign those products, services or technologies to avoid infringing the patent. If we were required to stop using, developing or marketing certain products, our business, results of operations and financial condition would be materially harmed. Moreover, if we were unable to obtain required licenses, we may not be able to redesign our products, services or technologies to avoid infringement, which could materially adversely affect our business, results of operations or financial condition. For a discussion of patent litigation involving us, please see "Legal Proceedings."
We may not be able to maintain operating revenues generated by making trading permits available in exchange for a fee.
The right to trade on our exchanges is made available through trading permits for which the user pays a fee. These fees account for a significant portion of our operating revenues -- 12.5% in 2012. CBOE charges the highest relative trading permit rates in the options industry. We may face pressure from our customers to lower these rates or may see larger firms electing to use fewer permits to access our exchanges. If the demand for trading permits to our exchanges is less than historic levels or if we are unable to maintain permit rates, our ability to generate operating revenues through the granting of permits for trading access would be negatively impacted, which could adversely affect our profitability.
Computer and communications systems failures and capacity constraints could harm our reputation and our business.
We operate, monitor and maintain our computer systems and network services, including the systems that comprise CBOE Command, the platform for trading on our exchanges. If we are unable to operate, monitor or maintain these systems, or program them so that they operate correctly, it could have a material adverse effect on our ability to conduct our business. Although we have a complete back-up of our primary data center, the back-up systems or disaster recovery plans may prove to be inadequate in the event of a systems failure or cyber-security breach.
Our systems may fail, in whole or in part, or, due to capacity constraints, may operate slowly, causing one or more of the following:

•	unanticipated disruption in service to our participants;

•	failures or delays during peak trading times or times of unusual market volatility;

•	slower response times and delays in trade execution and processing;

•	incomplete or inaccurate accounting, recording or processing of trades; and

•	our distribution of inaccurate or untimely market data to participants who rely on this data in their trading activity.
Any of these events may cause:

•	a loss in transaction or other fees due to the inability to provide services for a time,

•
requests by market participants or others that we reimburse them for financial loss, either within the constrains of the limited liability provisions of our exchanges' rules or in excess of those amounts,

•	trading to diminish on our exchanges due to dissatisfaction with the platform, and

•	our regulators to investigate or take enforcement action against us.

As a consequence of any of these events, our business, financial condition and results of operations could suffer materially.
In addition to other measures, we test our systems to confirm whether they will be able to handle anticipated present and future peak trading volume or times of unusual market volatility. However, we cannot assure you that our estimates of future trading volume will be accurate or that our systems will always be able to accommodate actual trading volume without failure or degradation of performance.
We anticipate that we will need to continue to make significant investments in hardware, software and telecommunications infrastructure to accommodate the increases in traffic. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses would be adversely affected.

The computer systems and communication networks upon which we rely may be vulnerable to security risks and other disruptions.
The secure and reliable operation of our computer systems, including the systems that calculate and transmit our index values, and our communications networks, and those of our service providers and market participants, is a critical element of our operations. These systems and communications networks may be vulnerable to unauthorized access, computer viruses and other security problems, as well as to acts of terrorism, natural disasters and other events that are beyond our control. If our security measures are compromised or if there are interruptions or malfunctions in our systems or communications networks, our business, financial condition and operating results could be materially impacted. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including harm to reputation and litigation, caused by any breaches in security or system failures. Measures we implement for security and otherwise to provide for the integrity and reliability of our systems may prove to be inadequate in preventing system failures or delays in our systems or communications networks, which could lower trading volume and have an adverse effect on our business, financial condition and operating results.
Potential conflicts of interest between our for-profit status and our regulatory responsibilities may adversely affect our business.
As a for-profit business with regulatory responsibilities, there may be a conflict of interest between our regulatory responsibilities and the interests of some of our market participants or our own business interests. Any failure by us to fulfill our regulatory obligations could significantly harm our reputation, increase regulatory scrutiny or cause the SEC or CFTC to take action against us, all of which could adversely affect our business, results of operations or financial condition.
Our compliance methods might not be effective and may result in outcomes that could adversely affect our financial condition and operating results.
As the parent company for SROs, we are responsible for maintaining exchanges that comply with SEC and CFTC laws and regulations and the rules of the respective exchanges. Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified personnel throughout the company. Our policies and procedures to identify, monitor and manage compliance risks may not be fully effective. Management of legal and regulatory risk requires policies and procedures to properly monitor, record and verify a large number of transactions and events. We cannot provide assurance that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the compliance risks to which we are or may be exposed. We have implemented new compliance policies and procedures in response to an ongoing review of our compliance with our self-regulatory responsibilities. See "Item 3 - Legal Proceedings." If these new policies and procedures are not effective, we may be subject to monetary or other penalties by our regulators.
If we fail to attract or retain highly skilled management and other employees, our business may be harmed.
Our future success depends in large part on our management team, which possesses extensive knowledge and managerial skill with respect to the critical aspects of our business. In December 2012, we announced a management transition to be effected following the 2013 annual meeting of stockholders in which Mr. Brodsky will become Executive Chairman, Mr. Tilly will become Chief Executive Officer and Mr. Provost will become President and Chief Operating Officer. The failure to retain members of our management team and successfully implement our management transition could adversely affect our ability to manage our business effectively and execute our business strategy.
Our business is also dependent on highly skilled employees who provide specialized services to our clients and oversee our regulatory and technology functions. Many of these employees have extensive knowledge and experience in highly technical and complex areas of the options trading industry. Because of the complexity and risks associated with our business and the specialized knowledge required to conduct this business effectively, and because the growth in our industry has increased demand for qualified personnel, many of our employees could find employment at other firms if they chose to do so, particularly if we fail to continue to provide competitive levels of compensation. If we fail to retain our current employees, it would be difficult and costly to identify, recruit and train replacements needed to continue to conduct and expand our business. In particular, failure to retain and attract qualified systems and regulatory personnel could result in systems errors or regulatory infractions. Consequently, our reputation may be harmed, we may incur additional costs and our profitability could decline.
We may not effectively manage our growth, which could materially harm our business.
In recent years, we have launched a new options exchange, experienced significant increased volume on our futures exchange and significantly increased the staff in our regulatory division. We expect that our business will grow, which may place a significant strain on our management, personnel, systems and resources. We must continually improve our operational, financial and regulatory systems and managerial controls and procedures, and we will need to continue to expand, train and manage our workforce. We must also maintain close coordination among our technology, accounting, finance, marketing, sales, regulatory and compliance functions. We cannot assure you that we will manage our growth effectively. If we fail to do so, our business could be materially harmed.
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
We depend on a number of service providers, including banking and clearing organizations such as the OCC and its member clearing firms; the host of our data center; processors of market information such as the Consolidated Tape Association and OPRA; and various vendors of communications and networking products and services. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient manner or that they will be able to adequately expand their services to meet our needs. An interruption or malfunction in or the cessation of an important service by any third party and our inability to make alternative arrangements in a timely manner, or at all, could have a material adverse impact on our business, financial condition and operating results.
Our ability to implement or amend rules could be limited or delayed because of regulation, which could negatively affect our ability to implement needed changes.
Our options exchanges registered with the SEC must submit proposed rule changes to the SEC for its review and, in many cases, its approval. Even where a proposed rule change may be effective upon filing with the SEC, the SEC retains the right to suspend and disapprove such rule changes. Also, the CFTC may stay or disapprove rules that we file with it for CFE, our futures exchange. The rule review process can be lengthy and can significantly delay the implementation of proposed rule changes that we believe are necessary to the operation of our markets. If the SEC or CFTC delays or does not allow one of our exchanges to implement a rule change, this could negatively affect our ability to make needed changes or implement business decisions.
Similarly, the SEC must approve amendments to our options exchange subsidiaries' certificates of incorporation and bylaws as well as certain amendments to the certificate of incorporation and bylaws of CBOE Holdings. The SEC may not approve a proposed amendment or may delay such approval in a manner that could negatively affect our ability to make a desired change, which could prevent or delay us from improving the operations of our markets or recognize income from new products.
As one of the largest options exchanges in the world and the largest options exchange in the U.S., we may be at a greater risk for a cyber attack and other cyber security risks.
The frequency of cyber attacks is increasing in general, and various groups have specifically targeted the financial services industry due to its perceived role in the current economic and political climate. At the date of this filing, we have no evidence of any cases of data theft, corruption of data or compromised customer data. In February 2012, web sites for CBOE and other exchanges were targeted with a large distributed denial of service attack. While this attack lasted only a day, affected only Internet-based systems and had minimal impact on CBOE’s overall trading activities, the potential for more serious attacks in the future exists.
Security breaches may have significant costs in terms of cash outlays, business disruption, revenue losses, internal labor, overhead and other expenses. Measures we implement to monitor the environment and protect our infrastructure against security breaches and misappropriation of our intellectual property assets may prove insufficient, which could result in system failures and delays that could cause us to lose customers, experience lower trading volume, incur significant liabilities or have a negative impact on our competitive advantage.
Misconduct by our customers or others could harm us.
We run the risk that our Trading Permit Holders, other persons who use our markets or our employees will engage in fraud or other misconduct, which could result in regulatory sanctions and serious harm to our reputation, especially because we are the parent company of multiple SROs and a designated contract market. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. In addition, misconduct by, or failures of, participants on our exchanges may discourage trading on our exchanges, which could reduce revenues.
Changes in the tax structure affecting us and our market participants could have a material adverse effect on our business.
In early 2013, the Chairman of the House Ways and Means Committee introduced a discussion draft of a proposed reform to the taxation of financial products, including repealing the "60/40 Rule," which allows market-makers to pay a blend of capital gains and ordinary tax rates on their income, requiring all derivatives to be marked-to-market and eliminating the exemption for "qualified covered calls." This discussion draft is in addition to similar proposals from other tax reformers and draft legislation in prior Congressional sessions. In addition, federal and state legislation may be introduced that would impose a new tax on certain financial transactions, including exchange-traded options. Transaction tax legislation has been proposed in Illinois and the European Union has proposed adopting a transaction tax, which, if adopted, may lead to calls for a similar tax in the United States.
If the proposed tax law changes, a transaction tax or other tax change that detrimentally impacts options or futures trading were to become law, the resulting tax law could have a negative impact on the options industry and us by making options transactions more costly to market participants, which may reduce trading in options. In addition, other states are attempting to increase tax revenues by asserting that they have nexus over certain companies. If another state were to successfully assert nexus against us, we may experience a higher marginal state tax rate.
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
We have paid quarterly dividends since the restructuring transaction and initial public offering and intend to continue paying regular quarterly dividends to our stockholders. However, any decision to pay dividends on our common stock will be at the discretion of the board of directors, which may determine not to declare dividends at all or at a reduced amount. The board's determination to declare dividends will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and the SEC and other factors that the board deems relevant. As a holding company with no significant business operations of its own, CBOE Holdings depends entirely on distributions, if any, it may receive from its subsidiaries to meet its obligations and pay dividends to its stockholders. If these subsidiaries are not profitable, or even if they are and they determine to retain their profits for use in their businesses, we will be unable to pay dividends to our stockholders.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our principal offices are located at 400 South LaSalle Street, Chicago, Illinois 60605. Through our wholly-owned subsidiary, Chicago Options Exchange Building Corporation, we own the building in which our principal offices are located and occupy approximately 300,000 square feet of this building. In addition to our principal offices, we also lease additional office space. We lease 23,828 square feet of office space at 111 West Jackson Boulevard, Chicago, Illinois, 60604, which houses our Regulatory Division. The lease on this space expires in 2014 and contains an option to renew for an additional two years. We lease a 2,881 square foot office at 61 Broadway, New York, New York 10006. The lease on this space expires in 2017 and includes an option to renew for another five years. We lease approximately 2,500 square feet of space in New Jersey for our data center. The lease on that space expires in 2017 and includes an automatic twelve month renewal unless the agreement is terminated by either party. Finally, we lease 1,650 square feet of space outside the City of Chicago for a remote network operations center. The lease on that facility expires at the end of 2015.
We believe the space we occupy is sufficient to meet our current and future needs.
Item 3.    Legal Proceedings
As of December 31, 2012, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of December 31, 2012, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period.
Index Options Litigation
On November 15, 2006, CBOE, The McGraw-Hill Companies, Inc. ("McGraw-Hill") and CME Group Index Services, LLC (substituted for Dow Jones & Co.) ("Dow Jones") asserted claims in the Circuit Court of Cook County, Illinois against ISE and its parent company ("ISE"), seeking a declaration to prevent ISE from offering SPX and DJX options and to prevent OCC from issuing and clearing such options. ISE filed a lawsuit on November 2, 2006 in the United States District Court for the Southern District of New York, seeking a declaration that the rights asserted by McGraw-Hill and Dow Jones are preempted by federal law. The New York action is currently pending, but has been stayed in light of the Illinois action. The Illinois court has permanently restrained and enjoined ISE from listing or providing an exchange market for the trading of SPX and DJX options and enjoined OCC from issuing, clearing or settling the exercise of such ISE options. The Illinois Appellate Court affirmed the lower court's ruling on May 25, 2012 and the Illinois Supreme Court denied ISE's appeal of this decision. ISE filed a Petition for Certiorari with the U.S. Supreme Court on January 25, 2013.
Patent Litigation
ISE -- '707
On November 22, 2006, ISE filed an action in the United States District Court for the Southern District of New York claiming that CBOE's Hybrid trading system infringes ISE's U.S. Patent No. 6,618,707 ("the '707 patent"). On January 31, 2007, CBOE filed an action in federal court in the Northern District of Illinois seeking a declaratory judgment that the '707 patent was not infringed, not valid and/or not enforceable against CBOE. The New York case was transferred to the Northern District of Illinois on August 9, 2007. The trial in this case is scheduled to begin in March 2013.
On August 15, 2012, C2 filed a declaratory judgment complaint against ISE in the United States District Court for the Northern District of Illinois alleging that the '707 patent is not valid, not infringed and not enforceable in light of decisions in the CBOE case involving the same patent.
ISE -- QRM
On November 12, 2012, CBOE brought suit against ISE in the United States District Court for the Northern District of Illinois alleging that ISE infringes three patents related to quote risk monitor (QRM) technology. CBOE has requested injunctive relief and monetary damages. On February 20, 2013, the court ruled that the case be transferred to the United States District Court for the Southern District of New York where it will proceed.
SEC Matter
As previously reported in the Company's periodic filings, the staff of the SEC is investigating CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws. We continue to cooperate with the investigation and CBOE is conducting its own review of its compliance and has modified its compliance program. We have commenced discussions with the SEC staff aimed at resolving the investigation, and such discussions remain ongoing. While an agreement has not been reached with the SEC staff, we believe that any resolution of this matter would include a monetary penalty and may require CBOE to make additional changes to its compliance programs and procedures. A resolution of this matter may also involve other remedies within the SEC's authority. During the fourth quarter of 2012, the Company recorded a charge of $5.0 million related to this matter which is included in other expenses in the consolidated statement of income and accounts payable and accrued expenses in the consolidated balance sheet for the year ended December 31, 2012, respectively. There is currently no definitive agreement with the SEC staff for the resolution of this matter. We believe that it is reasonably possible that the Company could incur a charge in connection with this matter of up to $10 million, and any agreement will be subject to the approval by the Commissioners of the SEC. Therefore, there can be no assurance that the Company's negotiations with the SEC staff will result in a definitive agreement, and the amount of the monetary penalty upon final disposition of these matters may exceed the amount we have accrued. However, we believe that the likelihood of any additional monetary penalty in excess of the upper limit of the range set forth above is remote.
Other
As a self-regulatory organization under the jurisdiction of the SEC, with respect to CBOE and C2, and as a designated contract market under the jurisdiction of the CFTC, with respect to CFE, we are subject to routine reviews and inspections by the SEC and the CFTC.
We are also currently a party to various other legal proceedings including those already mentioned. Management does not believe that the outcome of any of these other reviews, inspections or other legal proceedings will have a material impact on our consolidated financial position, results of operations or cash flows.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Unrestricted Common Stock
The Company's unrestricted common stock is listed on the NASDAQ Global Select Market under the trading symbol CBOE. As of January 30, 2013, there were approximately 242 holders of record of our unrestricted common stock.
The following table sets forth the high and low sales prices by quarter for shares of our unrestricted common stock as reported on NASDAQ and cash dividends per quarter:

	Price Range		Cash Dividends per Share
Calendar Period	High	Low
2011
First Quarter	$29.77	$22.43	$0.10
Second Quarter	29.40	23.33	0.10
Third Quarter	27.62	21.55	0.12
Fourth Quarter	28.15	23.58	0.12
2012
First Quarter	29.56	24.44	0.12
Second Quarter	28.66	24.56	0.12
Third Quarter	30.39	27.40	0.15
Fourth Quarter (1)	30.95	28.56	0.90
2013
Through February 21, 2013 (2)	36.11	29.74	0.15
(1) On December 11, 2012, the Company's board of directors declared a special cash dividend of $0.75 per share. The dividend was paid on December 28, 2012 to stockholders of record at the close of business on December 21, 2012. This was in addition to the regular fourth quarter cash dividend of $0.15 per share, which was paid on December 21, 2012 to stockholders of record at the close of business on November 30, 2012.
(2) On February 6, 2013, the Company's board of directors declared a quarterly cash dividend of $0.15 per share. The dividend is payable on March 22, 2013 to stockholders of record at the close of business on March 1, 2013.
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
As a holding company, the Company's ability to declare and pay dividends in the future with respect to its common stock will also be dependent upon the ability of its subsidiaries to pay dividends to it under applicable corporate law.
Restricted Stock
On January 13, 2010, the Board approved the Amended and Restated CBOE Holdings, Inc. Long-Term Incentive Plan (the "LTIP"). The board amended and restated the plan, effective upon receiving stockholder approval, which was received at the Company's May 17, 2011 Annual Meeting of Stockholders. The LTIP provides that an aggregate of 4,248,497 shares of the Company's common stock are reserved for issuance to participants under the LTIP. As of February 7, 2013, the Company had outstanding grants of restricted stock covering 1,220,580 shares of its common stock which includes shares granted on February 6, 2013. The restricted stock granted is entitled to participate in any dividends granted on the unrestricted common stock. The

Company does not maintain any other compensation plans under which equity securities of the Company are authorized for issuance.
Recent Sales of Unregistered Securities
None
Use of Proceeds
None
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below shows the purchases of equity securities by the Company in the three months ended December 31, 2012, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2012 – October 31, 2012	—	$—	—	$103,261,436
November 1, 2012 – November 30, 2012	—	—	—	103,261,436
December 1, 2012 – December 31, 2012	—	—	—	103,261,436
Totals	—	$—	—

(1)
On August 2, 2011, the Company announced that its board of directors had adopted a share repurchase plan and authorized the repurchase of $100 million of its outstanding unrestricted common stock and began purchasing shares shortly thereafter.  On July 31, 2012, the Company's board of directors authorized the Company to repurchase an additional $100 million of its outstanding unrestricted common stock. Under the plan, the Company is authorized to repurchase up to $200 million in its unrestricted common stock, including on the open market and in privately negotiated transactions. There can be no assurance as to the number of additional shares the Company will repurchase under the authorized plan. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time to time without prior notice, and the share repurchase plan does not currently have an expiration date.

The Company purchased 27 shares of its unrestricted common stock at an average price of $29.73 in the three months ended December 31, 2012 to satisfy employee tax obligations upon the vesting of restricted stock. These shares are not part of the publicly announced program.
Stockholder Return Performance Graph
The following graph compares the cumulative total return provided to stockholders on our unrestricted common stock since our initial public offering against the return of the S&P Midcap 400 Index and a customized peer group that includes CME Group Inc., IntercontinentalExchange Inc., NYSE Euronext, The NASDAQ OMX Group Inc. and CBOE Holdings. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our unrestricted common stock, the index and the peer group on June 15, 2010, and its performance is tracked on a quarterly basis through December 31, 2012.

Comparison of Cumulative Total Return of the
Company, Peer Groups, Industry Indexes and/or Broad Markets

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN*
Among CBOE Holdings, Inc., the S&P Midcap 400 Index
and a Peer Group
__________________________________________
*    $100 invested on 6/15/10 in stock or 5/31/10 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved.

	6/15/2010 (1)	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
CBOE Holdings, Inc.	100	100.18	61.97	70.98	90.28	76.97	76.92	81.65	90.13	88.2	94.17	97.25
S&P Midcap 400	100	93.45	105.70	119.98	131.21	130.25	104.35	117.9	133.81	127.21	134.13	138.97
Peer Group	100	92.13	86.41	101.77	105.25	102.99	87.3	90.29	104.88	97.68	100.85	100.15
__________________________________________
(1)Reflects the date of the Company's initial public offering

Item 6.    Selected Financial Data
The following table shows selected financial data of the Company that should be read together with the Consolidated Financial Statements and corresponding notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Income Statement Data:
Total operating revenues (1)	$512,338	$508,144	$437,104	$426,082	$416,783
Total operating expenses	268,241	266,512	269,763	248,497	229,473
Operating income	244,097	241,632	167,341	177,585	187,310
Total other income/(expense)	(1,546)	(1,548)	(2,718)	(355)	6,097
Income before income taxes	242,551	240,084	164,623	177,230	193,407
Income tax provision	85,156	100,678	65,227	70,779	78,119
Net income	$157,395	$139,406	$99,396	$106,451	$115,288
Net income allocated to common stockholders	$155,254	$136,582	$98,166	$106,451	$115,288
Net income per share allocated to common stockholders (2)
Basic	$1.78	$1.52	$1.03	$1.17	$1.27
Diluted	1.78	1.52	1.03	1.17	1.27
Cash dividends per share paid on Class A and B Common Stock	—	—	1.25	—	—
Cash dividends per share (3)	1.29	0.44	0.20	—	—
Balance Sheet Data:
Total assets	$338,858	$327,868	$254,112	$571,948	$496,139
Total liabilities	99,736	91,598	78,238	383,814	114,479
Total stockholders'/members' equity	239,122	236,270	175,874	188,134	381,660
Average daily volume by product (4)
Equities	1,977	2,048	2,273	2,519	2,387
Indexes	1,217	1,271	1,071	884	1,026
Exchange-traded products	1,247	1,462	1,097	1,100	1,304
Total options average daily volume	4,441	4,781	4,441	4,503	4,717
Futures	96	48	17	5	5
Total average daily volume	4,537	4,829	4,458	4,508	4,722
__________________________________________

(1)
In December 2009, we recognized as revenue $24.1 million of access fees assessed and collected in 2008 and 2007, which were included in deferred revenue pending the final, non-appealable resolution of the Delaware Action.

(2)
Net income per share allocated to common stockholders is calculated by dividing net income for each of the periods as if the restructuring transaction had occurred at the beginning of the years ended December 31, 2010, 2009 and 2008.

(3)
On December 11, 2012, the Company's board of directors declared a special cash dividend of $0.75 per share. This was in addition to the quarterly cash dividends which aggregated $0.54 per share for the year ended December 31, 2012.

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
Overview
The primary business of the Company is the operation of markets for the trading of listed options contracts on three broad product categories: 1) the stocks of individual corporations (equity options), 2) various market indexes (index options) and 3) other exchange-traded products (ETP options) such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options). We also offer futures products through a futures market. The Company owns and operates three stand-alone exchanges, but reports the results of its operations in one reporting segment. CBOE is our primary market and offers trading for listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single exchange is known as our Hybrid trading model. C2 is our all-electronic exchange that also offers trading for listed options, but with a different market model and fee schedule than CBOE. Finally, CFE, our all-electronic futures exchange, offers futures on the VIX Index, as well as on other products. All of our exchanges operate on our proprietary technology platform known as CBOE Command.
Restructuring Transaction
On June 18, 2010, CBOE converted from a non-stock corporation owned by its members into a stock corporation that is a wholly-owned subsidiary of CBOE Holdings.

In the consolidated statements of income for CBOE Holdings for the twelve months ended December 31, 2010, net income per share allocated to common stockholders is calculated by dividing historical net income for the period by the weighted average number of common shares as if the restructuring transaction were consummated at the beginning of the period.
Components of Operating Revenues
Transaction Fees
The primary and largest source of operating revenues is transaction fee revenue. Transaction fee revenue is a function of three variables: (1) exchange fee rates; (2) trading volume; and (3) transaction mix between contract type. Because trading fees are assessed on a per contract basis, exchange fee revenue is highly correlated to the volume of contracts traded on the Company's exchanges. While exchange fee rates are established by the Company, trading volume and transaction mix are primarily influenced by factors outside its control, including price competition, price volatility in the underlying securities and national and international economic and political conditions.
Revenue is recorded as transactions occur on a trade-date basis. Transaction fee revenue accounted for 69.7%, 73.4% and 75.6% of total operating revenues for the year ended December 31, 2012, 2011 and 2010, respectively. The main option categories traded are equities, indexes and ETPs. The equity options category reflects trading in options contracts on the stocks of individual companies. The index options category reflects trading in index options contracts on market indexes and on the interest rates of U.S. Treasury securities. The ETP options category includes ETF options that are options on baskets of stocks designed to generally track an index, but which trade like individual stocks, and ETN options that are options on senior, unsecured, unsubordinated debt securities issued by an underwriting bank. Futures are standardized, transferable, exchange-traded contracts that require delivery of a commodity, bond, currency or stock index at a specified price and on a specified future date.
The Company believes that the number of investors that use options represents a growing proportion of the total investing public and that the increasing use of options represents a long-term trend that will continue in the future. Furthermore, we believe significant opportunities exist to expand the use of options by both institutional and professional investors and for the migration of activity from the over-the-counter market to exchanges.
While there is no certainty, we expect that the industry-wide and Company-specific factors that contributed to past volume changes will continue to contribute to future volume changes. However, additional factors may arise that could also impact contract trading volume which may result in increases or decrease in our contract trading volume, such as new or existing competition, or other events. Considering these factors we do not expect recent trading volumes to be an indicator of future trading volume.
Access Fees
Access fees represent fees assessed to Trading Permit Holders for the opportunity to trade and use other related functions of CBOE. The program contains a tier-based market-maker appointment system with different trading permits based on trading function and, in the case of market-makers, the assessment of a surcharge for certain CBOE proprietary products. The number of trading permits made available are limited.
On July 1, 2010, the Company began charging monthly fees to Trading Permit Holders under a trading access program. The trading access program could be impacted by seasonality and market fluctuations that affect trading volume.
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
Market Data Fees
Market data fees represent income derived from the sale of our transaction information through the Options Price Reporting Authority ("OPRA") and through our subsidiary, Market Data Express, LLC ("MDX"). Through MDX, we sell historical options data, as well as real-time data for certain proprietary products and indexes. It also provides market data through CBOE Streaming Markets, a high-availability, low latency streaming data feed. OPRA is a limited liability company consisting of representatives of the member exchanges and is authorized by the SEC to provide consolidated options information. OPRA gathers market data from various options exchanges, including CBOE and C2, and, in turn, disseminates this data to third parties who pay fees to OPRA to access the data. CBOE and C2 are members of a management committee with other member exchanges that administer the OPRA limited liability company agreement. Revenue generated by OPRA from the dissemination of market data is shared among OPRA members according to the number of total cleared options transactions by each of the member exchanges as calculated each quarter. OPRA is not consolidated with the Company.
Regulatory Fees
Regulatory fees are charged to Trading Permit Holders in support of our regulatory responsibilities as self-regulatory organizations under the Exchange Act. CBOE and C2 charge the Options Regulatory Fee under which fees are based on industry-wide customer volume of Trading Permit Holders. This source of revenue could decline in the future if the number of customer contracts executed by Trading Permit Holder declines and rates are not increased or if our costs to perform our regulatory responsibilities stabilize or decrease.
The SEC requires that the revenues derived from certain of the fees from our regulatory functions, some of which are included in this revenue category, and regulatory fines must be used for regulatory purposes. Expenses related to our regulatory functions are included in our operating expenses, mainly in employee costs and outside services.
Other Revenue
The following sub-categories are the sources of revenue within this category:

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
Employee Costs
Employee costs are our most significant expense and include employee wages, stock-based compensation, incentive compensation, severance, benefits and employer taxes. Salaries and benefits represent our largest expense category and tend to be driven by both our staffing requirements and the general dynamics of the employment market. Stock-based compensation is a non-cash expense related to restricted stock grants. Stock-based compensation can vary depending on the quantity and fair value of the award on the date of grant and the related service period.
Depreciation and Amortization
Depreciation and amortization expense results from the depreciation of long-lived assets purchased and the amortization of purchased and internally developed software.
Data Processing
Data processing expense consists primarily of costs for network connections to our electronic trading platforms and market data customers.
Outside Services
Outside services consist primarily of consulting services, which include: the supplementation of staff for activities primarily related to systems development and maintenance and legal, regulatory and accounting services.
Royalty Fees
Royalty fees primarily consist of license fees paid on proprietary products based on current volume levels. The Company has licenses with the owners of the S&P 500 and S&P 100 indexes, the DJIA, the NASDAQ 100 and the Russell indexes. This category also includes market participants participation rights for order flow that they direct or cause to be directed to our exchanges.
Trading Volume Incentives
Trading volume incentives consist of market linkage expenses incurred to send certain orders to other exchanges. If a competing exchange quotes a better price, we route the customer's order to that exchange and pay certain of the associated costs. Regardless of whether the transaction is traded at our exchanges, the order flow potential enhances our overall market position and participation and provides cost savings to customers. Trading volume incentives vary based on the volume of contracts linked to other exchanges and fees charged by other exchanges and the Company.
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
Other Expenses
Other expenses represent costs necessary to support our operations but are not included in the above categories.
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
We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations." For a detailed discussion on the application of these and other accounting policies, see Note 1 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Revenue Recognition
Transaction fees revenue is considered earned upon the execution of the trade recognized on a trade-date basis and presented net of applicable volume discounts. In the event liquidity providers prepay for transaction fees, revenue is recognized based on the attainment of volume thresholds resulting in the amortization of the prepayment over the calendar year. Access fee revenue is recognized during the period the service is provided and assurance of collectability is provided. Exchange services and other fees revenue is recognized during the period the service is provided. Market data fees from OPRA are allocated based upon the share of total options transactions cleared for each of the OPRA members and is received quarterly. Revenue from our market data services are recognized in the period the data is provided. Regulatory fees are recognized on a trade-date basis.
Income Taxes
Deferred income taxes are determined in accordance with ASC 740, Income Taxes ("ASC 740"), and arise from temporary differences between the tax basis and book basis of assets and liabilities. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reversed. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. The Company files tax returns for federal, state and local income tax purposes. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.
If the Company considers that a tax position is "more-likely-than-not" to be sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require specific analysis to determine the impact of the position, as such the Company often obtains assistance from external advisors. The Company considers the information and arrives at the percentage to apply as a possible uncertain portion related to the position. To the extent that the Company's estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company's consolidated statements of income and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that would impact our consolidated balance sheets, statements of income, comprehensive income or cash flows.

Year ended December 31, 2012 compared to the year ended December 31, 2011
Overview
The following summarizes changes in financial performance for the year ended December 31, 2012 compared to 2011.

	2012	2011	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$512.3	$508.1	$4.2	0.8%
Total operating expenses	268.2	266.5	1.7	0.6%
Operating income	244.1	241.6	2.5	1.0%
Total other expense	(1.5)	(1.5)	—	—%
Income before income taxes	242.6	240.1	2.5	1.0%
Income tax provision	85.2	100.7	(15.5)	(15.4)%
Net income	$157.4	$139.4	$18.0	12.9%
Net income allocated to common stockholders	$155.3	$136.6	$18.7	13.7%
Operating income percentage	47.6%	47.5%
Net income percentage	30.7%	27.4%
Diluted—net income per share allocated to common stockholders	$1.78	$1.52

•	The Company's market share of total options contracts traded on U.S. exchanges was 27.8% for the year ended December 31, 2012 compared to 26.4% for the year ended December 31, 2011.

•
Total operating revenues increased due to higher exchange services and other fees, market data fees, regulatory fees and other revenue, partially offset by decreases in transaction fees and access fees.

•	Total operating expenses increased due to higher outside services and other expenses, partially offset by decreases in depreciation and amortization and trading volume incentives.
Significant Events in 2012
Total cleared contract volume in 2012 reached 4.0 billion contracts, a 12% decline from the 2011 record volume of 4.6 billion contracts as reported by the OCC. Despite this decline, 2012 marks the second highest year for cleared contract volume to date and the second consecutive year in which volume surpassed 4 billion contracts.

We experienced strong growth in VIX options and futures in 2012. For the year ended December 31, 2012 as compared to the prior year period, we experienced increases in total volume in VIX options and futures of of 13.0% and 99.2%, respectively. We believe the growth is due to a broader customer base and our commitment to investor education.
On December 12, 2012, the Company announced that William J. Brodsky, Chairman and CEO, advised the Board that he will step down as CEO effective following the 2013 Annual Meeting in May 2013. Following the annual meeting, it is anticipated that he will assume the role of Executive Chairman of the Board. The company also announced that its Board of Directors appointed Edward T. Tilly, CBOE President and COO, as CEO, also effective following the 2013 Annual Meeting. Edward L. Provost, CBOE Chief Business Development Officer, will succeed Tilly as CBOE President and COO.
Transactions Impacting our Financial Performance for the Twelve Months ended December 31, 2012

•
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

•
In addition to transaction fee changes on January 3, 2012, we implemented fee adjustments for market-maker trading permits, which resulted in lower access fees, and we increased our exchange services and other fees for Trading Permit Holders.

•
Effective August 1, 2012, CBOE increased its options regulatory fee rate and C2 implemented an options regulatory fee. The increase in the options regulatory fee is reflected in "Regulatory Fees" in the consolidated statements of income.

•
Other expenses include the impact of an expense accrual of $5.0 million for a potential liability related to an SEC investigation of CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws.

•	Income tax expense decreased due to the recognition of discrete items resulting in a net benefit of $12.9 million.
Operating Revenues
Total operating revenues for the year ended December 31, 2012 increased $4.2 million, or 0.8%, to $512.3 million from $508.1 million in the prior year. The following summarizes changes in total operating revenues for the year ended December 31, 2012 compared to 2011.

	2012	2011	Inc./(Dec.)	Percent Change
	(in millions)
Transaction fees	$357.1	$373.1	$(16.0)	(4.3)%
Access fees	64.1	68.7	(4.6)	(6.7)%
Exchange services and other fees	31.4	18.2	13.2	72.5%
Market data fees	24.3	19.9	4.4	22.4%
Regulatory fees	21.0	19.2	1.8	9.1%
Other revenue	14.4	9.0	5.4	59.0%
Total operating revenues	$512.3	$508.1	$4.2	0.8%
Transaction Fees
Transaction fees decreased 4.3% to $357.1 million for the year ended December 31, 2012, representing 69.7% of total operating revenues, compared with $373.1 million for the prior-year period, or 73.4% of total operating revenues. This decrease was largely driven by a decrease in trading volume of 6.8%, partially offset by a 2.6% increase in the average transaction fee per contract. The increase in average transaction fee per contract is impacted primarily by fee changes implemented during the year, which increased the rate per contract on indexes and futures and decreased the rate per contract on multiply-listed options products, and the mix of products traded.
Although our share of total exchange-traded options contracts increased to 27.8% from 26.4% from the prior year period, overall trading volume decreased. Trading volume is impacted by many factors. These factors include: macroeconomic events, market volatility, regulatory actions or considerations, availability of capital, competition, number of trading days in the period and seasonality.

Average transaction fee per contract, discussed in greater detail below, is impacted by our fee structure which includes volume based incentive programs, mix of products traded and the percentage of trading volume executed by customers as compared to professionals, market-makers, clearing trading permit holders and broker-dealers. The implementation of fee changes, which may increase or decrease our average transaction fee per contract, is primarily to ensure that we are competitive in the options marketplace and to ultimately improve and continue to drive order flow to our exchanges. We cannot predict the trading patterns of exchange participants, which may be based on factors not in our control, but we can continue to price our products at levels that are competitive in our markets.
The following summarizes transaction fees by product category for 2012 compared to 2011.

	2012	2011	Inc./(Dec.)	Percent Change
	(in millions)
Equities	$59.6	$84.3	$(24.7)	(29.3)%
Indexes	204.4	197.3	7.1	3.6%
Exchange-traded products	55.6	74.4	(18.8)	(25.3)%
Total options transaction fees	319.6	356.0	(36.4)	(10.2)%
Futures	37.5	17.1	20.4	119.3%
Total transaction fees	$357.1	$373.1	$(16.0)	(4.3)%
Trading Volume
The Company's average daily trading volume ("ADV") was 4.54 million contracts in 2012, a decrease of 6.0% compared with 4.83 million for 2011. Total trading days in 2012 and 2011 were two hundred fifty and two hundred fifty-two, respectively. Due to the impact of Hurricane Sandy, all exchanges were closed two days in October 2012 resulting in no trading activity on those days.
The Company experienced a decrease in volume in each options product category. The Company continued to experience significant growth in futures, primarily driven by futures contracts on the VIX Index. The following summarizes changes in total trading volume and ADV by product for 2012 compared to 2011.

	2012		2011		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
	(in millions)
Equities	494.3	1.97	516.1	2.05	(4.2)%	(3.5)%
Indexes	304.3	1.22	320.4	1.27	(5.0)%	(3.9)%
Exchange-traded products	311.8	1.25	368.4	1.46	(15.4)%	(14.7)%
Total options contracts	1,110.4	4.44	1,204.9	4.78	(7.8)%	(7.1)%
Futures contracts	23.9	0.10	12.0	0.05	99.2%	99.2%
Total contracts	1,134.3	4.54	1,216.9	4.83	(6.8)%	(6.0)%

The following provides the percentage of volume by product category for the year ended December 31, 2012 and 2011.

	2012	2011
Equities	43.6%	42.4%
Indexes	26.8%	26.3%
Exchange-traded products	27.5%	30.3%
Futures	2.1%	1.0%
Total	100.0%	100.0%
Average transaction fee per contract
The average transaction fee per contract was $0.315 in 2012, an increase of 2.6% compared with $0.307 in 2011. Average transaction fee per contract represents transaction fees divided by total contracts. In general, the Company faces continued downward pressure on transaction fees for multiply-listed products (equities and ETPs) in the markets in which we compete.

The following summarizes average transaction fee per contract by product for 2012 compared to 2011.

	2012	2011	Percent Change
Equities	$0.121	$0.163	(25.8)%
Indexes	0.672	0.616	9.1%
Exchange-traded products	0.178	0.202	(11.9)%
Total options average transaction fee per contract	0.288	0.295	(2.4)%
Futures	1.570	1.419	10.6%
Total average transaction fee per contract	$0.315	$0.307	2.6%
There are a number of factors that contributed to the increase in our total average transaction fee per contract in 2012 compared to 2011. These include:

•
Rate structure — Our rate structure includes sliding scales, volume discounts and limits on fees as part of our effort to increase liquidity and market share in multiply-listed options products and, to a lesser extent, on our proprietary products. The transaction fee changes implemented January 3, 2012, including the VIP, which does not include proprietary products, decreased the rate per contract on multiply-listed options products (equities and exchange-traded funds) and increased the rate per contract on indexes and futures.

•
VIX options and futures— For the year ended December 31, 2012 as compared to the prior year period we experienced increases in total volume in VIX options and futures of 13.0% and 99.2%, respectively. Index options represent the Company's highest options average transaction fee per contract. Futures contracts generate our highest total average transaction fee per contract.

•
Product mix—The increase in the average transaction fee per contract reflects a shift in the volume mix by product. Indexes and futures accounted for 26.8% and 2.1% of total contracts traded in 2012 up from 26.3% and 1.0% in 2011, respectively. Index options represent the Company's highest options average transaction fee per contract, while futures generates our highest total average transaction fee per contract.

At December 31, 2012, there were one hundred five CBOE clearing firms, two of which cleared a combined 45% of our billings collected through the OCC in 2012. The next largest clearing firm accounted for approximately 5% of our billings collected through the OCC. No one Trading Permit Holder using the clearing services of the top two clearing firms represented more than 15% of the revenue collected through the OCC in 2012 or 2011 for the respective clearing firm. Should a clearing firm withdraw from CBOE, we believe the Trading Permit Holder portion of that firm's trading activity would likely transfer to another clearing firm.
The two largest clearing firms mentioned above clear the majority of the market-maker sides of transactions at CBOE, C2 and at all of the U.S. options exchanges. If either of these firms were to withdraw from the business of market-maker clearing and market-makers were unable to make new clearing arrangements, this could create significant disruption to the U.S. options markets, including ours.
Access Fees
Access fees for the year ended December 31, 2012 decreased to $64.1 million from $68.7 million in the comparable prior year period, representing 12.5% and 13.5% of total operating revenues for 2012 and 2011, respectively. The decrease in access fees was primarily due to fee adjustments implemented in 2012 for market-maker trading permits, which lowered both the fee and pricing for monthly trading permits under the market-maker trading permit sliding scale. Market-makers that committed to a minimum number of trading permits for the calendar year qualified for a discounted monthly rate.
The demand for trading permits could be impacted by seasonality and market fluctuations that affect trading volume.
Exchange Services and Other Fees
Exchange services and other fees for the year ended December 31, 2012 increased 72.5% to $31.4 million from $18.2 million in the comparable period in the prior year, resulting primarily from pricing increases for services such as connectivity to CBOE Command through network access ports and client application services.

Market Data Fees
Market data fees increased 22.4% to $24.3 million for the year ended December 31, 2012 from $19.9 million in the prior year. Market data fees represent income derived from OPRA as well as the Company's market data services. OPRA and Company market data fees for the years ended 2012 and 2011 were $15.0 million and $9.3 million and $12.9 million and $7.0 million, respectively. OPRA income is allocated through OPRA based on each exchange's share of total cleared options transactions. The Company's share of OPRA income for the period ended December 31, 2012 increased to 24.4% from 21.4% for the same period in 2011 as a result of an increase in the Company's share of total cleared options transactions. Revenue generated from the Company's market data services, which provide current and historical options and futures data, increased $2.3 million, resulting primarily from an increase in subscribers to CBOE Streaming Markets and other market data services and an increase in subscriber rates.
Regulatory Fees
Regulatory fees increased 9.1% for the year ended 2012 to $21.0 million from $19.2 million in the same period in the prior year, resulting from CBOE increasing its options regulatory fee rate and C2 implementing an options regulatory fee. These fee changes were partially offset by lower Trading Permit Holder customer volume industry-wide as compared to the same period in 2011.
The Company's regulatory fees are primarily based on the number of customer contracts traded throughout the listed United States options industry. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes. On January 1, 2013, the Company increased the options regulatory fee rate cover increasing costs associated with the Company's regulatory responsibilities. See explanation of employees costs within employees costs regarding regulatory staffing.
Other Revenue
Other revenue increased $5.4 million to $14.4 million for the year ended 2012 compared with $9.0 million for the comparable period in 2011. This increase primarily reflects fines assessed to Trading Permit Holders from disciplinary actions. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.
Operating Expenses
Total operating expenses increased $1.7 million, or 0.6%, to $268.2 million for the year ended 2012 from $266.5 million in the year ago period, resulting from higher costs associated with outside services and other expenses, partially offset by lower depreciation and amortization and trading volume incentives. Expenses decreased to 52.3% of total operating revenues in the year ended 2012 compared with 52.5% in the same period in 2011.
The following summarizes changes in operating expenses for the year ended December 31, 2012 compared to 2011.

	2012	2011	Inc./(Dec.)	Percent Change
	(in millions)
Employee costs	$104.2	$104.5	$(0.3)	(0.3)%
Depreciation and amortization	31.5	34.1	(2.6)	(7.6)%
Data processing	19.6	17.9	1.7	9.5%
Outside services	36.3	27.3	9.0	33.0%
Royalty fees	46.1	47.8	(1.7)	(3.6)%
Trading volume incentives	6.3	14.2	(7.9)	(55.6)%
Travel and promotional expenses	10.0	9.8	0.2	2.0%
Facilities costs	5.0	5.4	(0.4)	(7.4)%
Other expense	9.2	5.5	3.7	67.3%
Total operating expenses	$268.2	$266.5	$1.7	0.6%
Employee Costs
For the year ended December 31, 2012, employee costs were $104.2 million, or 20.3% of total operating revenues, compared with $104.5 million, or 20.6% of total operating revenues, in the same period in 2011. This represented a decrease of $0.3 million, or 0.3%, resulting from decreases in accrued incentive compensation, which is aligned with the Company's performance targets, of $0.9 million and severance expense of $0.5 million, partially offset by an increase in salaries of $1.4 million resulting from increases in staffing, primarily for regulatory functions.
In September 2012, the Company announced a reduction in force which resulted in the elimination of 30 positions and severance charges of $2.1 million. Total headcount at the end of 2012, as compared to the beginning of the period, remained relatively constant as the eliminated staff positions were mostly offset by newly added staff positions, primarily for regulatory functions. In 2011, the Company recorded severance expenses of $3.7 million due to the departure of a senior executive pursuant to his employment agreement with the Company.
We expect stock-based compensation expense to be higher in 2013 as compared to 2012. The increase is primarily attributed to restricted stock granted on February 6, 2013 for which the Company will recorded accelerated stock-based compensation in the first quarter of 2013 to recognize the fair value of stock awards granted to certain executives due to provisions contained in their respective agreements regarding employment. In the second quarter of 2013, the Company will record stock-based compensation expense related to the transition of management as described in significant events.
Depreciation and Amortization
Depreciation and amortization decreased by $2.6 million to $31.5 million for the year ended December 31, 2012 compared with $34.1 million for the same period in 2011. Depreciation and amortization charges represented 6.1% and 6.7% of total operating revenues for the years ended 2012 and 2011, respectively.
Data Processing
Data processing expenses increased $1.7 million to $19.6 million for the year ended December 31, 2012 compared with $17.9 million in the prior-year period, representing 3.8% and 3.5% of total operating revenues in the years ended 2012 and 2011, respectively. The increase in data processing expenses is primarily due to an increase in hardware and software maintenance relating to the migration of the CBOE and CFE data centers to New Jersey and various other software upgrades.
Outside Services
Expenses related to outside services increased to $36.3 million for the year ended December 31, 2012 from $27.3 million in the prior-year period and represented 7.1% and 5.4% of total operating revenues in the years ended 2012 and 2011, respectively. The $9.0 million increase primarily resulted from higher expenses for costs relating to legal proceedings, costs associated with the Company's review of regulatory compliance and audit and accounting fees partially attributed to additional work related to the recognition of a certain discrete tax deduction.
Royalty Fees
Royalty fees for the year ended December 31, 2012 were $46.1 million compared with $47.8 million for the prior year period, a decrease of $1.7 million primarily resulting from lower trading volume in licensed products. Royalty fees represented 9.0% and 9.4% of total operating revenues for the years ended 2012 and 2011, respectively.
Trading Volume Incentives
Trading volume incentives decreased $7.9 million to $6.3 million for the year ended December 31, 2012 compared to $14.2 million for the same period a year ago, representing 1.2% and 2.8% of total operating revenues in the years ended 2012 and 2011, respectively. The decrease was primarily due to lower volume in multiply-listed options products (equities and exchange-traded products), a modification in the criteria for contracts qualifying for certain quantity-based fee waivers and an adjustment to the fees paid by the Company for transactions linked to away exchanges.
Other Expense
In 2012, the Company accrued an estimated expense of $5.0 million for a potential liability related to an SEC investigation of CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws. While an agreement has not been reached with the SEC, we believe that any resolution of this matter would likely include a monetary penalty and may require CBOE to make additional changes to its compliance programs and procedures. There is currently no definitive agreement with the SEC staff for the resolution of this matter. See Part I, Item 3 (Legal Proceedings) for additional information.
Operating Income
As a result of the items above, operating income in 2012 was $244.1 million compared to $241.6 million in 2011, an increase of $2.5 million.

Other Expense
Net Loss from Investment in Affiliates
Net loss from investment in affiliates was $1.7 million for the year ended December 31, 2012 compared with $0.8 million for the same period in the prior year. The loss in 2012 reflected the Company's share of the operating loss of Signal Trading Systems, LLC. The loss in 2011 reflected the Company's share of the operating loss of Signal Trading Systems, LLC and the impairment of the carrying value of our investment in NSX Holdings, Inc. The Company no longer holds a direct investment in NSX due to the acquisition of NSX by CBSX in December 2011. (See Note 3 to the consolidated financial statements for additional information on the Company's interest in Signal Trading Systems, LLC.)
Income before Income Taxes
As a result of the items above, income before income taxes in 2012 was $242.6 million compared to $240.1 million in 2011, an increase of $2.5 million.
Income Tax Provision
For the year ended December 31, 2012, the income tax provision was $85.2 million compared with $100.7 million for the same period in 2011, a direct result of a decrease in the effective tax rate. The effective tax rate was 35.1% and 41.9% for the years ended December 31, 2012 and 2011, respectively. The decrease in effective tax rate for the year ended December 31, 2012 compared to the prior year period is the result of the recognition of discrete items and the benefit of a new tax apportionment method enacted by Illinois. During the twelve months ended December 31, 2012, the Company filed amended returns for 2008, 2009 and 2010 and completed its return for 2011 and recognized, as a discrete item, in the aggregate, a $12.9 million net benefit for a Section 199 deduction for U.S. production activities which encompasses all personal property, including computer software for prior year periods. The prior year effective tax rate included the impact of an increase in the Illinois tax rate effective January 1, 2011 and a charge of $4.2 million taken to increase state-related uncertain tax positions.
Net Income
As a result of the items above, net income allocated to common stockholders in 2012 was $155.3 million compared to $136.6 million in 2011, an increase of $18.7 million. Basic and diluted net income per share allocated to common stockholders were $1.78 and $1.52 for the years ended December 31, 2012 and 2011, respectively.
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

	2011	2010	Inc./(Dec.)	Percent Change
	(in millions)
Equities	$84.3	$100.6	$(16.3)	(16.2)%
Indexes	197.3	159.4	37.9	23.8%
Exchange-traded products	74.4	62.7	11.7	18.7%
Total options transaction fees	356.0	322.7	33.3	10.3%
Futures	17.1	7.6	9.5	125.0%
Total transaction fees	$373.1	$330.3	$42.8	13.0%

Trading Volume
The Company's ADV was 4.83 million contracts in 2011, up 8.3% compared with 4.46 million for 2010. Total trading days in 2011 and 2010 were two hundred fifty-two. The Company experienced volume increases of 33.3% and 18.7% in options on exchange-traded funds and index options, respectively. These increases were partially offset by a decrease in equity options volume of 9.9%. The Company continued to experience significant growth in futures primarily driven by futures contracts on the VIX index. The following summarizes changes in total trading volume and ADV by product for 2011 compared to 2010.

	2011		2010		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
	(in millions)
Equities	516.1	2.05	572.7	2.27	(9.9)%	(9.9)%
Indexes	320.4	1.27	270.0	1.07	18.7%	18.7%
Exchange-traded products	368.4	1.46	276.3	1.10	33.3%	33.3%
Total options contracts	1,204.9	4.78	1,119.0	4.44	7.7%	7.7%
Futures contracts	12.0	0.05	4.4	0.02	172.7%	172.7%
Total contracts	1,216.9	4.83	1,123.4	4.46	8.3%	8.3%

The following provides the percentage of volume by product category for the year ended December 31, 2011 and 2010.

	2011	2010
Equities	42.4%	51.0%
Indexes	26.3%	24.0%
Exchange-traded products	30.3%	24.6%
Futures	1.0%	0.4%
Total	100.0%	100.0%
Average transaction fee per contract
The average transaction fee per contract was $0.307 in 2011, an increase of 4.4% compared with $0.294 in 2010. Average transaction fee per contract represents transaction fees divided by total contracts.
The following summarizes average transaction fee per contract by product for 2011 compared to 2010.

	2011	2010	Percent Change
Equities	$0.163	$0.176	(7.4)%
Indexes	0.616	0.591	4.2%
Exchange-traded products	0.202	0.227	(11.0)%
Total options transaction fee per contract	0.295	0.288	2.4%
Futures	1.419	1.723	(17.6)%
Total average transaction fee per contract	$0.307	$0.294	4.4%
There are a number of factors that have contributed to the increase in our average transaction fee per contract in 2011 compared to 2010. These include:

•
Product mix—The increase in the average transaction fee per contract reflects a shift in the volume mix by product. Exchange-traded products and indexes accounted for 30.3% and 26.3% of total contracts traded in 2011, respectively. Index options represent the Company's highest options average transaction fee per contract which coupled with the volume increase contributed to the increase in the total average transaction fee per contract. The Company also experienced significant growth in futures, which generates our highest total average transaction fee per contract.

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

•
Multiply-listed options fee cap for Clearing Trading Permit Holders — In January 2011, the Company instituted a fee cap on transaction fees in all products except proprietary products. In the aggregate, transaction fees were capped at $75,000 per month per Clearing Trading Permit Holder, except that certain fees did not count towards the cap. We believe the implementation of the multiply-listed fee cap contributed to the reduction in the average transaction fee per contract for both equity options and options on exchange-traded products.

•
CBOE proprietary products sliding scale for Clearing Trading Permit Holders— In January 2011, the Company instituted a sliding scale for transaction fees in CBOE proprietary products. Clearing Trading Permit Holder proprietary transaction fees in proprietary products in a month were reduced provided a Clearing Trading Permit Holder reaches certain volume thresholds in multiply-listed options on CBOE in a month. The standard Clearing Trading Permit Holder proprietary transaction fee in CBOE Proprietary Products was reduced for Clearing Trading Permit Holders that executed at least 375,000 contracts but less than 1,500,000 contracts in multiply-listed options on CBOE in a month, excluding contracts executed in AIM that incurred the AIM Execution Fee. We believe the implementation of the sliding scale contributed to the increase in index volume.

Access Fees
Access fees for the year ended December 31, 2011 increased to $68.7 million from $41.4 million in the comparable prior year period, representing 13.5% and 9.5% of total operating revenues for 2011 and 2010, respectively.
We began assessing access fees on all Trading Permit Holders beginning on July 1, 2010. Prior to July 1, 2010, the Company only charged access fees to Temporary Members and participants in the interim trading permit program.
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
Market Data Fees
Market data fees decreased 6.7% to $19.9 million for the year ended December 31, 2011 from $21.3 million in the same period in the prior year. Market data fees represent income derived from OPRA as well as the Company's market data services. OPRA and Company market data fees for the years ended 2011 and 2010 were $12.9 million and $7.0 million and $15.6 million and $5.7 million, respectively. OPRA income is allocated through OPRA based on each exchange's share of total cleared options transactions. The Company's share of OPRA income for the period ended December 31, 2011 decreased to 21.4% from 25.9% for the same period in 2010 as a result of a decrease in the Company's share of total cleared options transactions. The Company's market data services provide users with current and historical options and futures data. The increase in the Company's market data fees is primarily due to the introduction of new market data products in 2011.
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
Employee Costs
For the year ended December 31, 2011, employee costs were $104.5 million, or 20.6% of total operating revenues, compared with $106.2 million, or 24.3% of total operating revenues, in the same period in 2010. This represents a decrease of $1.7 million, or 1.6%. The decrease was primarily attributed to a reduction in stock-based compensation of $8.2 million. In 2010, the Company recorded an expense of $20.8 million consisting of the recognition of $7.8 million and $13.0 million of stock-based compensation reflecting: (a) the recurring recognition of expense due to the awarding of restricted stock to employees and (b) the accelerated recognition of expense for certain executives due to provisions contained in agreements regarding their employment, respectively. Stock-based compensation expense for 2011 included $12.2 million and $0.5 million reflecting: (a) the recurring recognition of expense due to the awarding of restricted stock to employees and (b) the accelerated recognition of expense for directors that left the board in May 2011. Recurring stock-based compensation increased $4.3 million in 2011 reflecting twelve months of expense compared to six and a half months in 2010. The decrease in stock-based compensation was partially offset by increases in accrued incentive compensation, which is aligned with the Company's performance, and an increase in severance expenses of $3.7 million due to the departure of a senior executive pursuant to his employment agreement with the Company.
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
The Company received insurance reimbursements for legal expenses of $0.9 million for the year ended December 31, 2010.
Royalty Fees
Royalty fees expense for the year ended December 31, 2011 was $47.8 million compared with $41.4 million for the prior year period, an increase of $6.4 million. This increase was the direct result of higher trading volume in CBOE’s licensed index products in 2011 compared with the same period in 2010. Royalty fees represented 9.4% and 9.5% of total operating revenues for the years ended 2011 and 2010, respectively.
Trading Volume Incentives
Trading volume incentives decreased $7.1 million to $14.2 million for the year ended December 31, 2011 compared to $21.3 million for the prior year period, representing 2.8% and 4.9% of total operating revenues in the years ended 2011 and 2010, respectively. The decrease was primarily due to a modification in the criteria for contracts qualifying for certain quantity-based fee waivers.
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
Liquidity and Capital Resources
Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures and includes actual and anticipated quarterly dividend payments and common stock repurchases under the announced program. We expect to use cash on hand at December 31, 2012 and funds generated from operations to continue to meet our 2013 cash requirements. From time to time we consider the possibility of acquisitions, dispositions and strategic alliances the we believe would strengthen our business in the long-term; however, these transactions may negatively impact our liquidity in the short-term.
Cash Flows
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Operating Activities
Net cash provided by operating activities was $200.5 million and $203.1 million for the years ended December 31, 2012 and 2011, respectively. The decrease in net cash provided by operating activities was primarily due to an increase in accounts receivable, reflecting activity for December 2012, resulting from fee increases implemented in 2012 and higher trading volume and product mix as compared to December 2011. Net cash provided by operating activities was $43.1 million higher than net income for the fiscal year ended December 31, 2012. The net increase was mainly a result of $31.5 million in depreciation and amortization, the recognition of stock-based compensation totaling $12.3 million and increase in income taxes payable of $8.7 million, partially offset by an increase in accounts receivable of $8.1 million and an increase in income tax receivable of $5.0 million.
Investing Activities
Net cash flows used in investing activities totaled $33.0 million and $30.3 million for the year ended December 31, 2012 and 2011, respectively. Expenditures for capital and other assets totaled $30.1 million and $29.1 million for the years ended December 31, 2012 and 2011, respectively, primarily representing purchases of systems hardware and software. The Company made investments in IPXI Holdings, LLC of $1.3 million and Signal Trading Systems, LLC of $1.7 million in 2012.
Financing Activities
Net cash flows used in financing activities totaled $166.9 million and $91.7 million for the years ended December 31, 2012 and 2011, respectively. The increase in net cash flows used in financing activities resulted primarily from the payment of a special dividend. For the year ended December 31, 2012, net cash flows used in financing activities consisted of $49.7 million in unrestricted common stock purchases under the Company's share repurchase program, $47.8 million for the payment of quarterly dividends, $66.2 million for the payment of a special dividend and $3.1 million for other shares purchased, which consisted of unrestricted common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock.
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
Financing Activities
Net cash flows used in financing activities totaled $91.7 million and $432.3 million for the year ended December 31, 2011 and 2010, respectively. The decrease in net cash flows used in financing activities resulted primarily from the prior year payment of the exercise right privilege of $300.0 million due to the completion of the restructuring transaction, the special dividend declared and paid to the holders of the Class A and Class B common stock totaling $113.4 million, the payment of quarterly dividends totaling $19.7 million and the completion of two concurrent tender offers for shares of Class A-1 and Class A-2 common stock totaling $299.2 million, collectively, partially offset by net proceeds received from the initial public offering of CBOE Holdings common stock of $301.2 million. For the period ended December 31, 2011, net cash flows used in financing activities consisted of $47.0 million in unrestricted common stock purchases under the Company's share repurchase program, $40.4 million for the payment of dividends and $4.3 million for other shares purchased, which consisted of unrestricted common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock.
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

From August 2011 through December 31, 2012, the Company purchased 3,707,424 shares of unrestricted common stock at an average cost per share of $26.09 totaling $96.7 million in purchases under the program.

For the twelve months ended December 31, 2012, the Company purchased 1,871,424 shares of unrestricted common stock at an average cost per share of $26.58 totaling $49.7 million in purchases under the program. The Company did not repurchase any shares under the announced repurchase programs in the three months ended December 31, 2012.
Off-Balance Sheet Arrangements
We currently do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Lease and Contractual Obligations
The Company leases office space in downtown Chicago, Illinois for its Regulatory Division, in a suburb of Chicago for a remote network operations center, in New York City for certain marketing activities and New Jersey for housing its data center, with lease terms remaining from 8 months to 68 months as of December 31, 2012. Total rent expense related to these lease obligations for the years ended December 31, 2012, 2011 and 2010 were $3.5 million, $3.2 million and $3.2 million, respectively. Future minimum payments under these non-cancelable lease and advertising obligations were as follows at December 31, 2012 (in thousands):

	Total(1)	Less than 1 year	1 - 3 years	3 - 5 years
Operating leases	$10,429	$2,817	$4,867	$2,745
Advertising obligations	171	171	—	—
Total	$10,600	$2,988	$4,867	$2,745

(1)	Gross unrecognized income tax liabilities, excluding interest and penalties, of $19.5 million are not included in the table due to uncertainty about the date of their settlement.

In addition to the non-cancelable leases and advertising agreements, the Company has contractual obligations related to certain advertising programs and licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements that total $23.2 million for the next five years and $0.8 million for the five years thereafter.
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents. We have no long-term or short-term debt. The Company does not trade options for its own account.
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents. As of December 31, 2012 and 2011, our cash and cash equivalents were $135.6 million and $134.9 million, respectively. We invest available cash in highly liquid, short-term investments, such as money market funds and U.S. Treasury securities. Our investment policy is to preserve capital and liquidity. A hypothetical three basis point decrease in short-term interest rates would decrease annual earnings by less than $50,000, assuming no change in the amount or composition of our cash and cash equivalents.
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CBOE Holdings, Inc. and Subsidiaries
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of CBOE Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders'/ members' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CBOE Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CBOE Holdings, Inc. and Subsidiaries
Chicago, Illinois

We have audited the internal control over financial reporting of CBOE Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 28, 2013

CBOE Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and December 31, 2011

(in thousands, except share amounts)	December 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$135,597	$134,936
Accounts receivable—net allowances of $340 and $304	45,666	37,578
Marketing fee receivable	5,216	5,195
Income taxes receivable	11,717	6,756
Other prepaid expenses	4,146	4,152
Other current assets	567	1,065
Total Current Assets	202,909	189,682
Investments in Affiliates	14,270	14,305
Land	4,914	4,914
Property and Equipment:
Construction in progress	89	1,264
Building	62,442	60,917
Furniture and equipment	263,155	252,905
Less accumulated depreciation and amortization	(251,642)	(238,288)
Total Property and Equipment—Net	74,044	76,798
Other Assets:
Software development work in progress	4,370	6,168
Data processing software and other assets (less accumulated amortization—2012, $133,862; 2011, $121,173)	38,351	36,001
Total Other Assets—Net	42,721	42,169
Total	$338,858	$327,868
Liabilities and Stockholders'/Members' Equity
Current Liabilities:
Accounts payable and accrued expenses	$45,148	$46,071
Marketing fee payable	5,808	5,765
Deferred revenue and other liabilities	1,084	351
Post-retirement medical benefits	110	100
Total Current Liabilities	52,150	52,287
Long-term Liabilities:
Post-retirement medical benefits	1,794	1,781
Income tax liability	20,857	12,185
Other long-term liabilities	3,946	3,906
Deferred income taxes	20,989	21,439
Total Long-term Liabilities	47,586	39,311
Commitments and Contingencies
Total Liabilities	99,736	91,598
Stockholders' Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 91,270,274 issued and 87,271,683 outstanding at December 31, 2012; 90,781,222 issued and 88,768,885 outstanding at December 31, 2011	913	908
Additional paid-in-capital	67,812	55,469
Retained earnings	275,491	232,121
Treasury stock at cost – 3,998,591 shares at December 31, 2012 and 2,012,337 shares at December 31, 2011	(104,201)	(51,329)
Accumulated other comprehensive loss	(893)	(899)
Total Stockholders' Equity	239,122	236,270
Total	$338,858	$327,868
See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2012, 2011 and 2010

	Year Ended	Year Ended	Year Ended
(in thousands, except per share amounts)	December 31, 2012	December 31, 2011	December 31, 2010
Operating Revenues:
Transaction fees	$357,146	$373,065	$330,264
Access fees	64,070	68,693	41,384
Exchange services and other fees	31,368	18,181	16,845
Market data fees	24,360	19,906	21,343
Regulatory fees	20,995	19,243	15,315
Other revenue	14,399	9,056	11,953
Total Operating Revenues	512,338	508,144	437,104
Operating Expenses:
Employee costs	104,196	104,454	106,243
Depreciation and amortization	31,485	34,094	29,891
Data processing	19,603	17,933	19,501
Outside services	36,300	27,310	31,245
Royalty fees	46,135	47,822	41,353
Trading volume incentives	6,275	14,239	21,294
Travel and promotional expenses	10,006	9,812	9,569
Facilities costs	5,066	5,400	5,801
Other expenses	9,175	5,448	4,866
Total Operating Expenses	268,241	266,512	269,763
Operating Income	244,097	241,632	167,341
Other Income/(Expense):
Investment income	149	142	475
Net loss from investment in affiliates	(1,695)	(811)	(2,297)
Interest and other borrowing costs	—	(879)	(896)
Total Other Income/(Expense)	(1,546)	(1,548)	(2,718)
Income Before Income Taxes	242,551	240,084	164,623
Income tax provision	85,156	100,678	65,227
Net Income	157,395	139,406	99,396
Net Income allocated to participating securities	(2,141)	(2,824)	(1,230)
Net Income allocated to common stockholders	$155,254	$136,582	$98,166
Net income per share allocated to common stockholders (Note 14)
Basic	$1.78	$1.52	$1.03
Diluted	1.78	1.52	1.03
Weighted average shares used in computing net income per share
Basic	87,460	89,994	95,754
Diluted	87,460	89,994	95,754
See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2012, 2011 and 2010

	Year Ended	Year Ended	Year Ended
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010

Net Income	$157,395	$139,406	$99,396

Comprehensive Income (Loss) - net of tax:
Post retirement benefit obligation	6	73	(171)

Comprehensive Income	157,401	139,479	99,225
Comprehensive Income allocated to participating securities	(2,141)	(2,824)	(1,230)
Comprehensive Income allocated to common stockholders	$155,260	$136,655	$97,995

See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010

	Year Ended	Year Ended	Year Ended
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Cash Flows from Operating Activities:
Net Income	$157,395	$139,406	$99,396
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	31,485	34,094	29,891
Other amortization	88	90	69
Provision for deferred income taxes	(495)	940	21
Stock-based compensation	12,348	12,618	20,801
Equity in loss of affiliates	1,695	352	677
Impairment of investment in affiliates and other assets	—	459	1,620
Loss on disposition of property	1	1,225	139
Changes in assets and liabilities:
Accounts receivable	(8,088)	168	(7,309)
Marketing fee receivable	(21)	2,620	1,156
Income taxes receivable	(4,961)	(1,219)	(3,954)
Prepaid expenses	6	704	535
Other receivable	—	—	2,086
Other current assets	498	(528)	(85)
Accounts payable and accrued expenses	1,113	5,784	(3,334)
Marketing fee payable	43	(2,584)	(1,437)
Deferred revenue and other liabilities	773	(16)	(12)
Post-retirement benefit obligations	(17)	(4)	(9)
Income tax liability	8,672	9,020	350
Settlement with appellants	—	—	(3,000)
Access fees subject to fee-based payment	—	—	(2,688)
Net Cash Flows provided by Operating Activities	200,535	203,129	134,913
Cash Flows from Investing Activities:
Capital and other assets expenditures	(30,066)	(29,143)	(23,556)
Investment in Signal Trading Systems, LLC	(1,661)	—	(7,990)
Investment in IPXI Holdings, LLC	(1,250)	(1,250)	—
Other	—	112	(998)
Net Cash Flows used in Investing Activities	(32,977)	(30,281)	(32,544)
Cash Flows from Financing Activities:
Payment for debt issuance costs	—	—	(23)
Payment of quarterly dividends	(47,828)	(40,372)	(19,661)
Payment of special dividend	(66,197)	—	—
Purchase of unrestricted stock from employees	(3,128)	(4,339)	—
Purchase of unrestricted common stock under announced program	(49,744)	(46,990)	—
Exercise Right privilege payable	—	—	(300,000)
Net proceeds from issuance of unrestricted common stock	—	—	301,238
Payment of special dividend on Class A and Class B common stock	—	—	(113,417)
Tender offer for Class A-1 common stock	—	—	(149,595)
Tender offer for Class A-2 common stock	—	—	(149,595)
Other stock repurchases	—	—	(1,257)
Net Cash Flows used in Financing Activities	(166,897)	(91,701)	(432,310)
Net Increase (Decrease) in Cash and Cash Equivalents	661	81,147	(329,941)
Cash and Cash Equivalents at Beginning of Period	134,936	53,789	383,730
Cash and Cash Equivalents at End of Period	$135,597	$134,936	$53,789
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$82,633	$93,224	$70,289
Non-cash activities:
Change in post-retirement benefit obligation	(25)	(90)	289
Unpaid liability to acquire equipment and software	755	1,537	2,744
Unpaid liability for investment in Signal Trading Systems, LLC	—	—	3,833
Unpaid liability for investment in IPXI Holdings, LLC	—	1,250	—
See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders'/Members' Equity
Years Ended December 31, 2012, 2011 and 2010

(in thousands)	Members' Equity	Preferred Stock	Unrestricted Common Stock	Class A and B Common Stock	Class A-1 and A-2 Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders'/ Members' Equity
Balance—January 1, 2010	19,574	—	—	—	—	2,592	166,769	—	(801)	188,134
Conversion of all Exchange Seats into shares of Class A common stock	(19,574)			744		18,830				—
Issuance of Class B common stock as set forth in the Settlement Agreement				163		(163)				—
Cash dividends on common stock							(113,417)			(113,417)
Conversion of Class A and Class B common stock into unrestricted common stock in connection with the sale by selling stockholders			21	(21)						—
Initial public offering of unrestricted common stock, net of underwriting and offering expense			113			301,125				301,238
Automatic conversion of the shares of Class A and Class B common stock not converted into unrestricted common stock and sold in the initial public offering into Class A-1 and A-2 common stock				(886)	886					—
Cash dividends on common stock							(19,661)			(19,661)
Tender Offer for Class A-1 Common Stock					(59)	(149,536)				(149,595)
Tender Offer for Class A-2 Common Stock					(60)	(149,535)				(149,595)
Automatic conversion of Class A-1 to Unrestricted Common Stock			384		(384)					—
Other stock purchases			—		—	(1,257)				(1,257)
Stock based compensation						20,802				20,802
Net income							99,396			99,396
Post-retirement benefit obligation adjustment—net of tax benefit of $118									(171)	(171)
Balance—December 31, 2010	—	—	518	—	383	42,858	133,087	—	(972)	175,874
Automatic conversion of the shares of Class A-2 into unrestricted common stock			383	—	(383)					—
Cash dividends on common stock							(40,372)			(40,372)
Stock-based compensation						12,618				12,618
Issuance of vested restricted stock granted to employees			7			(7)				—
Purchase of unrestricted common stock								(51,329)		(51,329)
Net income							139,406			139,406
Post-retirement benefit obligation adjustment—net of tax expense of $17									73	73
Balance—December 31, 2011	—	—	908	—	—	55,469	232,121	(51,329)	(899)	236,270
Cash dividends on common stock							(114,025)			(114,025)
Stock-based compensation						12,348				12,348
Issuance of vested restricted stock granted to employees			5			(5)				—
Purchase of unrestricted common stock								(52,872)		(52,872)
Net income							157,395			157,395
Post-retirement benefit obligation adjustment—net of tax expense of $19									6	6
Balance-December 31, 2012	$—	$—	$913	$—	$—	$67,812	$275,491	$(104,201)	$(893)	$239,122
See notes to consolidated financial statements.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2012, 2011 and 2010
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business—CBOE Holdings, Inc. ("CBOE Holdings" or the "Company") is the holding company of registered securities exchanges, subject to oversight by the Securities and Exchange Commission ("SEC"), and a designated contract market under the jurisdiction of the Commodity Futures Trading Commission ("CFTC"). Our principal business is providing a marketplace for the trading of options on equities and ETPs, index options and futures.
Basis of Presentation—The consolidated financial statements include the accounts and results of operations of CBOE Holdings and its wholly-owned subsidiaries, including: Chicago Board Options Exchange, Incorporated ("CBOE"), CBOE Futures Exchange, LLC ("CFE"), C2 Options Exchange, Incorporated ("C2"), Market Data Express, LLC, Chicago Options Exchange Building Corporation, CBOE, LLC and DerivaTech Corporation. Inter-company balances and transactions have been eliminated in consolidation. The Company reports the results of its operations in one reporting segment.
Concentrations of Credit Risk—The Company's financial instruments, consisting primarily of cash and cash equivalents and account receivables, are exposed to concentrations of credit risk. The Company places its cash and cash equivalents with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the creditworthiness of the financial institutions with which it does business. Accounts receivable are primarily collected through The Options Clearing Corporation, known as OCC, and are with large, highly-rated clearing firms; therefore, concentrations of credit risk are limited.
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
Market Data Fees:    Market data fee revenue includes Options Price Reporting Authority ("OPRA") income and Company market data services. OPRA is a limited liability company consisting of representatives of the member exchanges and is authorized by the SEC to provide consolidated options information. OPRA income is allocated based upon the individual exchanges relative volume of total cleared options transactions. The Company receives monthly estimates of OPRA's distributable revenue (See Note 5) and income is distributed on a quarterly basis. Company market data service fees represent fees charged for current and historical options and futures data. Market data services are recognized in the period the data is provided.
Regulatory Fees:   Regulatory fees charged to all Trading Permit Holders are primarily based on the number of customer contracts traded on all U.S. options exchanges and are recognized on a trade-date basis. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2012, 2011 and 2010

Concentration of Revenue: At December 31, 2012, there were one hundred five CBOE clearing firms, two of which cleared a combined 45% of our billings collected through the OCC in 2012. The next largest clearing firm accounted for approximately 5% of our billings collected through the OCC. No one Trading Permit Holder using the clearing services of the top two clearing firms represented more than 15% of the revenue collected through the OCC in 2012 or 2011 for the respective clearing firm. Should a clearing firm withdraw from CBOE, we believe the affiliate portion of that firm's trading activity would likely transfer to another clearing firm.
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
Advertising Costs—Advertising costs, including sponsorships with local professional sports organizations, print advertising and production costs, product promotion campaigns and seminar, conference and convention costs related to trade shows and other industry events, are expensed as incurred or amortized over the respective period. The Company incurred advertising costs of $5.3 million, $5.5 million and $5.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Advertising costs are included in travel and promotional expenses in the consolidated statements of income.
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
Investments in Affiliates—Investments in affiliates represent investments in OCC, Signal Trading Systems, LLC ("Signal Trading"), IPXI Holdings, LLC ("IPXI") and CBOE Stock Exchange, LLC ("CBSX").
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
The investment in IPXI is accounted for under the cost-method of accounting for investments. The Company, through DerivaTech Corporation, a wholly-owned subsidiary, received a 10% share in IPXI in return for its contributions.
The Company received a 50% share in CBSX in return for non-cash property contributions. The Company currently holds a 49.96% equity interest in CBSX. CBSX, which is not a self-regulatory organization, is considered a stock trading facility of CBOE. CBOE is responsible for the compliance and regulation of the CBSX marketplace. In addition, the Company has a services agreement around providing financial, accounting and technology support. CBSX is financed through existing capital and cash from operations. In December 2011, CBSX acquired the National Stock Exchange, Inc. ("NSX"), a registered national securities exchange that trades stocks. The acquisition by CBSX did not have an impact on the Company's equity interest in CBSX.
Investments in affiliates are periodically reviewed to determine whether any events or changes in circumstances indicate that the investments may be other than temporarily impaired. In the event of impairment, the Company would recognize a loss for the difference between the carrying amount and the estimated fair value of the investment.
Property and Equipment—Property and equipment are carried at cost, net of accumulated depreciation. Depreciation on building, furniture and equipment is provided on the straight-line method. Estimated useful lives are 40 years for the

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2012, 2011 and 2010

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
Software Development Work in Progress and Data Processing Software and Other Assets —The Company accounts for software development costs under ASC 350, Intangibles—Goodwill and Other ("ASC 350"). The Company expenses software development costs as incurred during the preliminary project stage, while capitalizing costs incurred during the application development stage, which includes design, coding, installation and testing activities. Estimated useful lives are three to five years for internally developed and other data processing software and generally are five years or less for other assets.
Income Taxes—Deferred income taxes are determined in accordance with ASC 740, Income Taxes ("ASC 740"), and arise from temporary differences between the tax basis and book basis of assets and liabilities. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reversed. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. The Company files tax returns for federal, state and local income tax purposes. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.
If the Company considers that a tax position is "more-likely-than-not" to be sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require specific analysis to determine the impact of position, as such the Company often obtains assistance from external advisors. The Company considers the information and arrives at the percentage to apply as a possible uncertain portion related to the position. To the extent that the Company's estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company's consolidated statements of income and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits. See Note 9 for further discussion of the Company's income taxes.
Employee Benefit Plans—The funded status of a postretirement benefit plan is recognized in the Consolidated Balance Sheet and changes in that funded status are recognized in the year of change in other comprehensive income (loss). Plan assets and obligations are measured at year end. The Company recognizes changes in actuarial gains and losses and prior service costs in the year in which the changes occur through accumulated other comprehensive loss.
Commitments and Contingencies—Litigation—The Company accrues loss contingencies when the loss is both probable and estimable. All legal costs incurred in connection with loss contingencies are expensed as service is provided.
Recent Accounting Pronouncements— There are no recent accounting pronouncements that would impact our consolidated balance sheets, statements of income, comprehensive income or cash flows.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2012, 2011 and 2010

2. SHARE REPURCHASE PROGRAM
On August 2, 2011, the Company announced that its board of directors had approved a share repurchase program that authorizes the Company to purchase up to $100 million of its unrestricted common stock. On July 31, 2012, the Company announced that its board of directors had approved the repurchase of an additional $100 million of its outstanding unrestricted common stock. This authorization is in addition to any amount remaining under the August 2011 authorization. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

From August 2011 through December 31, 2012, the Company purchased 3,707,424 shares of unrestricted common stock at an average cost per share of $26.09 totaling $96.7 million in purchases under the program.

For the twelve months ended December 31, 2012, the Company purchased 1,871,424 shares of unrestricted common stock at an average cost per share of $26.58 totaling $49.7 million in purchases under the program. The Company did not repurchase any shares under the announced repurchase programs in the three months ended December 31, 2012.
3. INVESTMENT IN AFFILIATES
At December 31, 2012 and 2011, the Company's investment in affiliates was comprised of the following (in thousands):

	2012	2011
Investment in OCC	$333	$333
Investment in Signal Trading	11,437	11,472
Investment in IPXI	2,500	2,500
Investment in Affiliates	$14,270	$14,305
In May 2010, CBOE acquired a 50% interest in Signal Trading from FlexTrade. The joint venture develops and markets a multi-asset front-end order entry system, known as "Pulse," which has particular emphasis on options trading. The Company assists in the development of the terminals and provides marketing services to the joint venture, which is accounted for under the equity method. In the twelve months ended December 31, 2012, the Company recorded equity losses in and contributions to Signal Trading of $1.7 million and $1.7 million, respectively.
In 2011 and 2012, the Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired a 10.0% interest in IPXI for $2.5 million. IPXI is creating a marketplace for a unique portfolio of financial products and services that facilitate investment in and risk management of intellectual property assets, helping buyers and sellers efficiently allocate intellectual property rights. The Company accounts for its investment in IPXI using the cost-method.
4. RELATED PARTIES
The Company collected transaction and other fees of $544.3 million, $542.8 million and $455.5 million in the years ended December 31, 2012, 2011 and 2010, respectively, by drawing on accounts of CBOE and C2 market participants held at OCC. The amounts collected by OCC for CBOE included $96.1 million, $93.7 million and $101.3 million, respectively, of marketing fees during the years ended December 31, 2012, 2011 and 2010. The Company had a receivable due from OCC of $42.3 million and $35.6 million at December 31, 2012 and 2011, respectively.
OPRA is a limited liability company consisting of representatives of the member exchanges and is authorized by the SEC to provide consolidated options information. This information is provided by the exchanges and is sold to outside news services and customers. OPRA's operating income is distributed among the exchanges based on their relative volume of total cleared options transactions. Operating income distributed to the Company was $15.0 million, $12.9 million and $15.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. The Company had a receivable from OPRA of $3.4 million and $3.3 million at December 31, 2012 and 2011, respectively.
The Company incurred re-billable expenses on behalf of CBSX for expenses such as employee costs, computer equipment and software of $3.7 million, $5.1 million and $3.5 million during the years ended December 31, 2012, 2011 and

2010, respectively. These amounts are included as a reduction of the underlying expenses. The Company had a receivable from CBSX of $0.5 million at December 31, 2012 and 2011.
Options Regulatory Surveillance Authority ("ORSA") is responsible for conducting insider trading investigations related to options on behalf of all options exchanges. CBOE is the Regulatory Services Provider under a plan entered into by the options exchanges and approved by the SEC to administer ORSA. The Company incurred re-billable expenses on behalf of ORSA for expenses such as employee costs, occupancy and operating systems of $2.1 million, $2.0 million and $2.0 million, during the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included as a reduction of the underlying expenses. The Company had a receivable due from ORSA of $1.4 million and $0.6 million at December 31, 2012 and 2011, respectively.
5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
At December 31, 2012 and 2011, accounts payable and accrued liabilities consisted of the following (in thousands):

	2012	2011
Compensation and benefit related liabilities	$18,306	$18,349
Royalties	10,529	10,795
Facilities	1,932	2,229
Legal	1,706	962
Accounts payable	735	1,877
Linkage	1,116	1,653
Estimated liability related to SEC matter (See Note 12)	5,000	—
Other	5,824	10,206
Total	$45,148	$46,071

6. MARKETING FEE
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
As of December 31, 2012 and 2011, amounts assessed by the Company on behalf of others included in current assets totaled $5.2 million and payments due to others included in current liabilities totaled $5.8 million.
7. DEFERRED REVENUE
The following tables summarize the activity in deferred revenue for the years ended December 31, 2012 and 2011.

(in thousands)	Balance at December 31, 2011	Cash Additions	Revenue Recognition	Balance at December 31, 2012
Liquidity provider sliding scale	$—	$29,759	$(29,759)	$—
Other, net	351	4,940	(4,207)	1,084
Total deferred revenue	$351	$34,699	$(33,966)	$1,084

(in thousands)	Balance at December 31, 2010	Cash Additions	Revenue Recognition	Balance at December 31, 2011
Liquidity provider sliding scale	—	$40,021	$(40,021)	$—
Other, net	280	3,256	(3,185)	351
Total deferred revenue	$280	$43,277	$(43,206)	$351

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2012, 2011 and 2010

Liquidity providers who prepay transaction fees, at a minimum, for the first two levels of the liquidity provider sliding scale are eligible to receive reduced fees on contract volume above 800,000 per month. The prepayment of 2012 and 2011 transaction fees totaled $29.8 million and $40.0 million. This amount is amortized and recorded as transaction fees over the respective period.

8. EMPLOYEE BENEFITS
Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan ("SMART Plan"). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $3.9 million, $4.5 million and $3.5 million to the SMART Plan for each of the years ended December 31, 2012, 2011 and 2010, respectively.
Eligible employees may participate in the Supplemental Employee Retirement Plan ("SERP"), Executive Retirement Plan ("ERP") and Deferred Compensation Plan. The SERP, ERP and Deferred Compensation Plan are defined contribution plans that are nonqualified by Internal Revenue Code regulations. The Company contributed $1.4 million, $1.3 million and $1.6 million to the above plans for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company also had a Voluntary Employees' Beneficiary Association ("VEBA"). The VEBA was a trust, qualifying under Internal Revenue Code Section 501(c)(9), created to provide certain medical, dental, severance and short-term disability benefits to employees. Contributions to the trust were based on reserve levels established by Section 419(a) of the Internal Revenue Code. The trust was terminated as of December 31, 2010, so no contributions were made thereafter. The Company contributed $3.7 million for the year ended December 31, 2010.
The Company has a postretirement medical plan for certain current and former members of senior management. The Company recorded immaterial postretirement benefits expense for the years ended December 31, 2012, 2011 and 2010, resulting from the amortization of service costs and actuarial expense included in accumulated other comprehensive loss at December 31, 2012, 2011 and 2010.
9. INCOME TAXES
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax rate, net of federal income tax effect	4.8	5.5	4.0
Section 199 deductions	(7.5)	—	—
Other, net	2.8	1.4	0.6
Effective income tax rate	35.1%	41.9%	39.6%
During the twelve months ended December 31, 2012, the Company filed amended returns for 2008, 2009 and 2010 and completed its return for 2011 and recognized, as a discrete item, in the aggregate, a $12.9 million net benefit for a Section 199 deduction for U.S. production activities which encompasses all personal property, including computer software for prior year periods.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2012, 2011 and 2010

The components of income tax expense for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Current:
Federal	$65,054	$76,637	$51,502
State	20,597	23,101	13,704
Total current	85,651	99,738	65,206
Deferred:
Federal	406	(48)	3,470
State	(901)	988	(3,449)
Total deferred	(495)	940	21
Total	$85,156	$100,678	$65,227
At December 31, 2012 and 2011, the net deferred income tax liability approximated (in thousands):

	2012	2011
Deferred tax assets	$22,935	$21,586
Deferred tax liabilities	(43,924)	(43,025)
Net deferred income tax liability	$(20,989)	$(21,439)
The tax effect of temporary differences giving rise to significant portions of deferred tax assets and liabilities at December 31, 2012 and 2011 are presented below (in thousands):

	2012	2011
Deferred tax assets:
Intangibles	$89	$510
Accrued compensation and benefits	9,221	8,286
Property, equipment and technology, net	570	887
Investment in affiliates	7,933	8,431
Other	5,122	3,472
Total deferred tax assets	22,935	21,586
Deferred tax liabilities:
Property, equipment and technology, net	(36,930)	(38,962)
Investment in affiliates	(1,687)	(1,596)
Prepaid	(996)	(968)
Other	(4,311)	(1,499)
Total deferred tax liabilities	(43,924)	(43,025)
Net deferred tax liabilities	$(20,989)	$(21,439)
The net deferred tax liabilities are classified as long-term liabilities in the Consolidated Balance Sheets at December 31, 2012 and 2011.
A reconciliation of the beginning and ending uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Balance as of January 1	$12,185	$3,165	$2,815
Gross increases on tax positions in prior period	3,401	9,186	205
Gross decreases on tax positions in prior period	(833)	(2,215)	(876)
Gross increases on tax positions in current period	4,740	2,768	1,136
Lapse of statue of limitations	—	(719)	(115)
Balance as of December 31	$19,493	$12,185	$3,165
As of December 31, 2012, 2011 and 2010, the Company had $19.5 million, $11.4 million and $2.5 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $3.6 million, not including any potential new additions.
Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company's consolidated statements of income and were $0.6 million, $0.1 million and $0.1 million for the periods ended December 31, 2012, 2011 and 2010, respectively. Accrued interest and penalties were $1.4 million, $0.8 million and $0.7 million as of December 31, 2012, 2011 and 2010, respectively.
The Company is subject to U.S. federal tax, Illinois, New Jersey and New York state taxes and Washington D.C. taxes, as well as other local jurisdictions. The Company has open tax years from 2007 on for New York, 2008 on for federal and Illinois, and 2009 on for New Jersey and Washington, D.C. Specific line items for the 2008 tax year are being examined by the Internal Revenue Service and the Illinois Department of Revenue due to the filing of amended returns containing the recognition of certain credits and deductions. The Company's tax returns have been examined by the Internal Revenue Service through 2009 and the Illinois Department of Revenue through 2008. The Company is currently under audit by the Internal Revenue Service for 2010 and a limited issue focus examination for 2011. Additionally, the Company is under audit by the State of New York for the 2007 through 2009 tax years and the State of Illinois for the 2009 and 2010 tax years.

10. SENIOR REVOLVING CREDIT FACILITY
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
11. FAIR VALUE MEASUREMENTS
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

The Company applied Financial Accounting Standards Board ("FASB") ASC 820, Fair Value Measurement and Disclosure, which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing the framework for measuring fair value. ASC 820 applies to financial and nonfinancial instruments that are measured and reported on a fair value basis. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

•	Level 1—Unadjusted inputs based on quoted markets for identical assets or liabilities.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2012, 2011 and 2010

•	Level 2—Observable inputs, either direct or indirect, not including Level 1, corroborated by market data or based upon quoted prices in non-active markets.

•	Level 3—Unobservable inputs that reflect management’s best assumptions of what market participants would use in valuing the asset or liability.
The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2012 and 2011. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$126,000	—	—	$126,000
Total assets at fair value at December 31, 2012	$126,000	$—	$—	$126,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	126,000	—	—	126,000
Total assets at fair value at December 31, 2011	$126,000	$—	$—	$126,000

In March 2011, the Company revalued its investment in NSX Holdings, Inc. as a result of an other-than-temporary impairment. The investment is classified as Level 3 as the fair value was based on both observable and unobservable inputs, resulting in a full impairment totaling $0.5 million, which represented the remaining carrying value of the investment. The Company no longer holds a direct investment in NSX due to the acquisition of NSX by CBSX in December 2011.

The Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired a 10.0% interest in IPXI Holdings, LLC ("IPXI") for $2.5 million. The investment, measured at fair value on a non-recurring basis, is classified as level 3 as the fair value was based on both observable and unobservable inputs.
12. COMMITMENTS AND CONTINGENCIES
As of December 31, 2012, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of December 31, 2012, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2012, 2011 and 2010

Index Options Litigation
On November 15, 2006, CBOE, The McGraw-Hill Companies, Inc. ("McGraw-Hill") and CME Group Index Services, LLC (substituted for Dow Jones & Co.) ("Dow Jones") asserted claims in the Circuit Court of Cook County, Illinois against ISE and its parent company ("ISE"), seeking a declaration to prevent ISE from offering SPX and DJX options and to prevent OCC from issuing and clearing such options. ISE filed a lawsuit on November 2, 2006 in the United States District Court for the Southern District of New York, seeking a declaration that the rights asserted by McGraw-Hill and Dow Jones are preempted by federal law. The New York action is currently pending, but has been stayed in light of the Illinois action. The Illinois court has permanently restrained and enjoined ISE from listing or providing an exchange market for the trading of SPX and DJX options and enjoined OCC from issuing, clearing or settling the exercise of such ISE options. The Illinois Appellate Court affirmed the lower court's ruling on May 25, 2012 and the Illinois Supreme Court denied ISE's appeal of this decision. ISE filed a Petition for Certiorari with the U.S. Supreme Court on January 25, 2013.
Patent Litigation
ISE -- '707
On November 22, 2006, ISE filed an action in the United States District Court for the Southern District of New York claiming that CBOE's Hybrid trading system infringes ISE's U.S. Patent No. 6,618,707 ("the '707 patent"). On January 31, 2007, CBOE filed an action in federal court in the Northern District of Illinois seeking a declaratory judgment that the '707 patent was not infringed, not valid and/or not enforceable against CBOE. The New York case was transferred to the Northern District of Illinois on August 9, 2007. The trial in this case is scheduled to begin in March 2013.
On August 15, 2012, C2 filed a declaratory judgment complaint against ISE in the United States District Court for the Northern District of Illinois alleging that the '707 patent is not valid, not infringed and not enforceable in light of decisions in the CBOE case involving the same patent.
ISE -- QRM
On November 12, 2012, CBOE brought suit against ISE in the United States District Court for the Northern District of Illinois alleging that ISE infringes three patents related to quote risk monitor (QRM) technology. CBOE has requested injunctive relief and monetary damages. On February 20, 2013, the court ruled that the case be transferred to the United States District Court for the Southern District of New York where it will proceed.
SEC Matter
As previously reported in the Company's periodic filings, the staff of the SEC is investigating CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws. We continue to cooperate with the investigation and CBOE is conducting its own review of its compliance and has modified its compliance program. We have commenced discussions with the SEC staff aimed at resolving the investigation, and such discussions remain ongoing. While an agreement has not been reached with the SEC staff, we believe that any resolution of this matter would include a monetary penalty and may require CBOE to make additional changes to its compliance programs and procedures. A resolution of this matter may also involve other remedies within the SEC's authority. During the fourth quarter of 2012, the Company recorded a charge of $5.0 million related to this matter which is included in other expenses in the consolidated statement of income and accounts payable and accrued expenses in the consolidated balance sheet for the year ended December 31, 2012, respectively. There is currently no definitive agreement with the SEC staff for the resolution of this matter. We believe that it is reasonably possible that the Company could incur a charge in connection with this matter of up to $10 million, and any agreement will be subject to the approval by the Commissioners of the SEC. Therefore, there can be no assurance that the Company's negotiations with the SEC staff will result in a definitive agreement, and the amount of the monetary penalty upon final disposition of these matters may exceed the amount we have accrued. However, we believe that the likelihood of any additional monetary penalty in excess of the upper limit of the range set forth above is remote.
Other
As a self-regulatory organization under the jurisdiction of the SEC, with respect to CBOE and C2, and as a designated contract market under the jurisdiction of the CFTC, with respect to CFE, we are subject to routine reviews and inspections by the SEC and the CFTC.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2012, 2011 and 2010

We are also currently a party to various other legal proceedings including those already mentioned. Management does not believe that the outcome of any of these other reviews, inspections or other legal proceedings will have a material impact on our consolidated financial position, results of operations or cash flows.
Leases and Other Obligations
The Company leases facilities with lease terms remaining from 8 months to 68 months as of December 31, 2012. Total rent expense related to these lease obligations, reflected in data processing and facilities costs line items on the Consolidated Statements of Income, for the years ended December 31, 2012, 2011 and 2010, were $3.5 million, $3.2 million and $3.2 million, respectively. Future minimum payments under these non-cancelable lease and advertising agreements are as follows at December 31, 2012 (in thousands):

Year	Operating Leases	Advertising Obligations	Total
2013	$2,817	$171	$2,988
2014	2,537	—	2,537
2015	2,330	—	2,330
2016	2,165	—	2,165
2017	580	—	580
Total	$10,429	$171	$10,600

In addition to the non-cancelable leases and advertising agreements, the Company has contractual obligations related to certain advertising programs and licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements that total $23.2 million for the next five years and $0.8 million for the five years thereafter.

13. STOCK-BASED COMPENSATION
Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.
On January 13, 2010, the board approved the CBOE Holdings, Inc. Long Term Incentive Plan (the "LTIP"). The board amended and restated the LTIP, effective upon receiving stockholder approval, which was received at the May 17, 2011 annual meeting of stockholders. The LTIP provides that an aggregate of 4,248,497 shares of the Company's common stock are reserved for issuance to participants under the LTIP.
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
For the years ended December 31, 2012, 2011 and 2010, the Company recognized $12.3 million, $12.6 million and , $20.8 million, respectively, of stock-based compensation expense related to restricted stock. For the twelve months ended December 31, 2012, 2011 and 2010, the Company recorded $0.3 million, $0.5 million and $13.0 million, respectively, to recognize accelerated stock-based compensation. In 2012 and 2011, the accelerated expense is related to certain members of the board of directors that left or are leaving the the board. In 2010, the accelerated expense was for certain executives due to

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2012, 2011 and 2010

provisions contained in agreements regarding their employment. Stock-based compensation expense is included in employee costs in the consolidated statements of income.
The activity in the Company's restricted stock for the year ended December 31, 2012 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2012	1,252,239	$29.00
Granted	47,153	27.62
Vested	(411,354)	29.00
Forfeited	(52,215)	29.00
Unvested restricted stock at December 31, 2012	835,823	$28.92
As of December 31, 2012, the Company had unrecognized stock-based compensation expense of $17.3 million related to outstanding restricted stock. The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 1.4 years. The Company is projecting a forfeiture rate of 5%. The total fair value of shares vested during the year ended December 31, 2012 was $11.2 million.
14. NET INCOME PER COMMON SHARE
The unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of net income per common share pursuant to the two-class method. All restricted stock awards granted to officers, directors and employees qualify as participating securities.
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
The weighted average number of common shares outstanding for purposes of calculating both basic and diluted net income per common share for the first and second quarters of the year ended December 31, 2010 were calculated as if the restructuring transaction was consummated at the beginning of the period.
The following table reconciles net income applicable to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the for the years ended December 31, 2012, 2011 and 2010:

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2012, 2011 and 2010

(in thousands, except per share amounts)	2012	2011	2010
Basic EPS Numerator:
Net Income	$157,395	$139,406	$99,396
Less: Earnings allocated to participating securities	(2,141)	(2,824)	(1,230)
Net Income allocated to common stockholders	$155,254	$136,582	$98,166
Basic EPS Denominator:
Weighted average shares outstanding	87,460	89,994	95,754
Basic net income per common share	$1.78	$1.52	$1.03
Diluted EPS Numerator:
Net Income	$157,395	$139,406	$99,396
Less: Earnings allocated to participating securities	(2,141)	(2,824)	(1,230)
Net Income allocated to common stockholders	$155,254	$136,582	$98,166
Diluted EPS Denominator:
Weighted average shares outstanding	87,460	89,994	95,754
Dilutive common shares issued under restricted stock program	—	—	—
Diluted net income per common share	$1.78	$1.52	$1.03
For the year ended December 31, 2012, 835,823 shares of restricted stock were not included in the computation of diluted net income per common share because to do so would have an antidilutive effect.
15. QUARTERLY DATA (unaudited)

Year ended December 31, 2012 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$121,392	$132,549	$128,319	$130,078	$512,338
Operating expenses	63,977	66,480	67,458	70,326	268,241
Operating income	57,415	66,069	60,861	59,752	244,097
Net income	$33,417	$38,496	$45,758	$39,724	$157,395
Net income allocated to common stockholders	$32,863	$37,903	$45,243	$39,245	$155,254
Diluted—net income per share to common stockholders	$0.37	$0.44	$0.52	$0.45	$1.78

Year ended December 31, 2011 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$124,042	$120,290	$143,604	$120,208	$508,144
Operating expenses	66,507	63,838	68,638	67,529	266,512
Operating income	57,535	56,452	74,966	52,679	241,632
Net income	$32,871	$33,401	$41,327	$31,807	$139,406
Net income allocated to common stockholders	$32,089	$32,609	$40,597	$31,287	$136,582
Diluted—net income per share to common stockholders	$0.36	$0.36	$0.45	$0.35	$1.52

•
In the third quarter of 2012, the Company filed an amended return for 2008 and completed its return for 2011 and recognized, as a discrete item, a $7.6 million benefit for a Section 199 deduction for U.S. production activities which encompasses all personal property including computer software for those years.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2012, 2011 and 2010

•
In the fourth quarter of 2012, the Company recorded $5.0 million of expense for an estimated liability related to an SEC investigation of CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws.

•
In the fourth quarter of 2012, the Company filed amended returns for 2009 and 2010 and recognized, as a discrete item, a $5.3 million benefit for a Section 199 deduction for U.S. production activities which encompasses all personal property including computer software for those years.

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
16. SUBSEQUENT EVENTS
On February 6, 2013, the Company's board of directors declared a quarterly cash dividend of $0.15 per share. The dividend is payable on March 22, 2013 to stockholders of record at the close of business on March 1, 2013.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, with the participation of the Company's Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2012. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.
(b)   Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 56.
There were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our executive officers is included on pages 18-19 of this Annual Report on Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders to be held on May 23, 2013, which will be filed within 120 days of the end of our fiscal year ended December 31, 2012 ("2013 Proxy Statement") and is incorporated herein by reference.
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
Item 11.    Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be in the 2013 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2013 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2013 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report
(1)   Financial Statements
Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this report are included in this Annual Report on Form 10-K beginning at page 54. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Stockholders'/Members' Equity for the years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements
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
10.6
Amendment No. 5 to the S&P License Agreement, dated March 1, 2003, incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.7
Amended and Restated Amendment No. 6 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.7 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.8
Amended and Restated Amendment No. 7 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.9
Amendment No. 8 to the S&P License Agreement, dated January 9, 2005, incorporated by reference to Exhibit 10.9 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.10
Amendment No. 10 to the S&P License Agreement, dated June 19, 2009, incorporated by reference to Exhibit 10.10 to Amendment No. 6 to the Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.11
Amendment No. 11 to the Restated License Agreement, dated as of April 29, 2010, by and between Standard & Poor's Financial Services LLC and the Chicago Board Options Exchange, Incorporated, incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on May 11, 2010.+

10.12
Chicago Board Options Exchange, Incorporated Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.13
Chicago Board Options Exchange, Incorporated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.14
Chicago Board Options Exchange, Incorporated Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.15
Amendment No. 1 to the Chicago Board Option Exchange, Incorporated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34774) filed on November 12, 2010.*

10.16
Amended and Restated Employment Agreement, effective December 31, 2009, by and between the Chicago Board Options Exchange, Incorporated and William J. Brodsky, incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on March 11, 2010.*

10.17
Amended and Restated CBOE Holdings, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-165393) filed on June 11, 2010.*

10.18
Form of Restricted Stock Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34774) filed on June 11, 2010.*

10.19
Form of Restricted Stock Award Agreement (for Non-employee Directors), incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34774) filed on June 11, 2010.*

10.20
Amended and Restated CBOE Holdings, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 12, 2012.*

Exhibit No.	Description of Exhibit
10.21	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 20, 2010.
10.22	Amended and Restated CBOE Holdings, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774), filed on May 18, 2011. *
10.23
Amendment No. 1, dated August 22, 2011, to the Amended and Restated License Agreement, dated September 29, 2006, by and between CME Group Index Services LLC (as successor-in-interest to Dow Jones & Company, Inc.) and the Chicago Board Options Exchange, Incorporated, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-34774) filed on November 9, 2011.+

10.24
Transition Agreement, by and among CBOE Holdings, Inc., Chicago Board Options Exchange, Incorporated and William J. Brodsky, dated December 11, 2012, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 12, 2012.*

10.25
Amended and Restated Employment Agreement, by and among CBOE Holdings, Inc., Chicago Board Options Exchange, Incorporated and Edward T. Tilly, dated December 11, 2012, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 12, 2012.*

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
Date: February 28, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ WILLIAM J. BRODSKY	Chairman, Chief Executive Officer and Director	February 28, 2013
William J. Brodsky	(Principal Executive Officer)

/s/ ALAN J. DEAN	Executive Vice President, Chief Financial Officer and Treasurer	February 28, 2013
Alan J. Dean	(Principal Financial Officer)

/s/ DAVID S. REYNOLDS	Vice President and Chief Accounting Officer	February 28, 2013
David S. Reynolds	(Principal Accounting Officer)

/s/ JAMES R. BORIS	Director	February 28, 2013
James R. Boris

/s/ MARK F. DUFFY	Director	February 28, 2013
Mark F. Duffy

/s/ FRANK E. ENGLISH	Director	February 28, 2013
Frank E. English

SIGNATURE	TITLE	DATE

/s/ JANET P. FROETSCHER	Director	February 28, 2013
Janet P. Froetscher

/s/ JILL R. GOODMAN	Director	February 28, 2013
Jill R. Goodman

/s/ PAUL KEPES	Director	February 28, 2013
Paul Kepes

/s/ DUANE R. KULLBERG	Director	February 28, 2013
Duane R. Kullberg

/s/ BENJAMIN R. LONDERGAN	Director	February 28, 2013
Benjamin R. Londergan

/s/ R. EDEN MARTIN	Director	February 28, 2013
R. Eden Martin

/s/ RODERICK A. PALMORE	Director	February 28, 2013
Roderick A. Palmore

/s/ SUSAN M. PHILLIPS	Director	February 28, 2013
Susan M. Phillips

/s/ SAMUEL K. SKINNER	Director	February 28, 2013
Samuel K. Skinner

/s/ CAROLE E. STONE	Director	February 28, 2013
Carole E. Stone

/s/ EUGENE S. SUNSHINE	Director	February 28, 2013
Eugene S. Sunshine