Form 10-Q/A
period 2012-03-31
CBOE Holdings, Inc.
filed 2013-05-02
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No.1 to the CBOE Holdings, Inc. ("the Company") Quarterly Report on Form 10-Q for the three months ended March 31, 2012, which was originally filed with the Securities and Exchange Commission on May 8, 2012 (the "Original Filing"), is being filed to correct inadvertent omissions in Exhibits 31.1 and 31.2.

Other than as described above, this Amendment No.1 does not change any of the information contained in the Original Filing. Further, this Form 10-Q/A does not reflect events after the Original Filing or modify or update the disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and all filings made with the SEC subsequent to the date of the Original Filing.

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ William J. Brodsky
William J. Brodsky
Chairman and Chief Executive Officer
Date:	May 2, 2013

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer
Date:	May 2, 2013

CBOE Holdings, Inc.
Form 10-Q
Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS*	XBRL Instance Document (Filed herewith)

101.SCH*	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).

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