Form 10-Q/A
period 2012-09-30
CBOE Holdings, Inc.
filed 2013-05-02
CIK 1374310

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

EXPLANATORY NOTE

This Amendment No.1 to the CBOE Holdings, Inc. ("the Company") Quarterly Report on Form 10-Q for the three months ended September 30, 2012, which was originally filed with the Securities and Exchange Commission on November 6, 2012 (the "Original Filing"), is being filed to correct inadvertent omissions in Exhibits 31.1 and 31.2.

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