Form 10-K/A
period 2012-12-31
CBOE Holdings, Inc.
filed 2013-05-02
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No.1 to the CBOE Holdings, Inc. ("the Company") Annual Report on Form 10-K for the fiscal year-ended December 31, 2012, which was originally filed with the Securities and Exchange Commission on February 28, 2013 (the "Original Filing"), is being filed to correct inadvertent omissions in Exhibits 31.1 and 31.2.

Other than as described above, this Amendment No.1 does not change any of the information contained in the Original Filing. Further, this Form 10-K/A does not reflect events after the Original Filing or modify or update the disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and all filings made with the SEC subsequent to the date of the Original Filing.

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
Date: May 1, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ WILLIAM J. BRODSKY	Chairman, Chief Executive Officer and Director	May 2, 2013
William J. Brodsky	(Principal Executive Officer)

/s/ ALAN J. DEAN	Executive Vice President, Chief Financial Officer and Treasurer	May 2, 2013
Alan J. Dean	(Principal Financial Officer)

/s/ DAVID S. REYNOLDS	Vice President and Chief Accounting Officer	May 2, 2013
David S. Reynolds	(Principal Accounting Officer)

*	Director	May 2, 2013
James R. Boris

*	Director	May 2, 2013
Mark F. Duffy

*	Director	May 2, 2013
Frank E. English

SIGNATURE	TITLE	DATE

*	Director	May 2, 2013
Janet P. Froetscher
*
*	Director	May 2, 2013
Jill R. Goodman

*	Director	May 2, 2013
Paul Kepes

*	Director	May 2, 2013
Duane R. Kullberg

*	Director	May 2, 2013
Benjamin R. Londergan

*	Director	May 2, 2013
R. Eden Martin

*	Director	May 2, 2013
Roderick A. Palmore

*	Director	May 2, 2013
Susan M. Phillips

*	Director	May 2, 2013
Samuel K. Skinner

*	Director	May 2, 2013
Carole E. Stone

*	Director	May 2, 2013
Eugene S. Sunshine

* POWER OF ATTORNEY

William J. Brodsky, by signing his name hereto, does sign this document on behalf of each of the persons indicated above for whom he is attorney−in−fact pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

SIGNATURE	TITLE	DATE
/s/ WILLIAM J. BRODSKY	Chairman, Chief Executive Officer and Director	May 2, 2013
William J. Brodsky