Form 10-Q
period 2013-03-31
CBOE Holdings, Inc.
filed 2013-05-07
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of unrestricted common stock, as of the latest practicable date:

Class	April 30, 2013
Unrestricted Common Stock, par value $0.01	87,271,829 shares

CBOE HOLDINGS, INC.

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"CBOE Holdings" refers to CBOE Holdings, Inc. and its subsidiaries.

•	"CBOE" or the "Exchange" refers to Chicago Board Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"C2" refers to C2 Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFE" refers to CBOE Futures Exchange, LLC, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.

•	"FASB" refers to the Financial Accounting Standards Board.

•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.

•	"OPRA" refers to the Options Price Reporting Authority.

•	"Our exchanges" refers to CBOE, C2 and CFE.

•	"SEC" refers to the U.S. Securities and Exchange Commission.

•	"SPX" refers to our a.m. settled S&P 500 Index exchange-traded option.

•	"We," "us," "our" or "the Company" refers to CBOE Holdings and its wholly-owned subsidiaries.

•	"VIX" refers to the CBOE Volatility Index.
References to "options" or "options contracts" in the text of this document refer to exchange-traded securities options and references to "futures" refer to futures and securities futures contracts.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as "may," "might," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from that expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC.
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
Some factors that could cause actual results to differ include:

•	the loss of our right to exclusively list certain index option products;

•	increasing price competition in our industry;

•	compliance with legal and regulatory obligations;

•	our ability to operate, monitor and maintain our systems or program them so that they operate correctly, including in response to increases in trading volume and order transaction traffic;

•	decreases in the amount of trading volumes or a shift in the mix of products traded on our exchanges;

•	legislative or regulatory changes;

•	increasing competition by foreign and domestic entities;

•	economic, political and market conditions;

•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;

•	our ability to maintain access fee revenues;

•	our ability to protect our systems and communication networks from security risks, including cyber-attacks;

•	our ability to attract and retain skilled management and other personnel;

•	our ability to maintain our growth effectively;

•	our dependence on third party service providers; and

•	the ability of our compliance and risk management methods to effectively monitor and manage our risks.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
	(unaudited)
Operating Revenues:
Transaction fees	$99,145	$84,835
Access fees	15,654	15,980
Exchange services and other fees	9,088	7,449
Market data fees	5,537	6,373
Regulatory fees	9,700	4,696
Other revenue	3,581	2,059
Total Operating Revenues	142,705	121,392
Operating Expenses:
Employee costs	30,837	25,290
Depreciation and amortization	8,282	8,320
Data processing	4,516	4,899
Outside services	11,035	7,170
Royalty fees	13,169	11,191
Trading volume incentives	1,013	2,649
Travel and promotional expenses	2,064	2,167
Facilities costs	1,253	1,303
Other expenses	1,106	988
Total Operating Expenses	73,275	63,977
Operating Income	69,430	57,415
Other Income/(Expense):
Investment income	4	23
Net loss from investment in affiliates	(725)	(476)
Total Other Expense	(721)	(453)
Income Before Income Taxes	68,709	56,962
Income tax provision	26,336	23,545
Net Income	42,373	33,417
Net income allocated to participating securities	(584)	(554)
Net Income Allocated to Common Stockholders	$41,789	$32,863
Net Income Per Share Allocated to Common Stockholders (Note 4):
Basic	$0.48	$0.37
Diluted	0.48	0.37
Weighted average shares used in computing income per share:
Basic	87,272	88,146
Diluted	87,272	88,146

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
(in thousands)	2013	2012
	(unaudited)
Net Income	$42,373	$33,417

Comprehensive Income (Loss) - net of tax:
Post retirement benefit obligation	(208)	(37)

Comprehensive Income	42,165	33,380
Comprehensive income allocated to participating securities	(584)	(554)
Comprehensive Income allocated to common stockholders	$41,581	$32,826

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2013 and December 31, 2012

(in thousands, except share amounts)	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$210,486	$135,597
Accounts receivable—net allowances of $353 and $340	51,136	45,666
Marketing fee receivable	6,251	5,216
Income taxes receivable	481	11,717
Other prepaid expenses	6,335	4,146
Other current assets	735	567
Total Current Assets	275,424	202,909
Investments in Affiliates	14,221	14,270
Land	4,914	4,914
Property and Equipment:
Construction in progress	89	89
Building	62,596	62,442
Furniture and equipment	266,120	263,155
Less accumulated depreciation and amortization	(256,528)	(251,642)
Total Property and Equipment—Net	72,277	74,044
Other Assets:
Software development work in progress	5,204	4,370
Data processing software and other assets (less accumulated amortization - 2013, $137,093; 2012, $133,862)	37,585	38,351
Total Other Assets—Net	42,789	42,721
Total	$409,625	$338,858
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$43,168	$45,148
Marketing fee payable	6,842	5,808
Deferred revenue and other liabilities	23,780	1,084
Post-retirement medical benefits	90	110
Income taxes payable	11,872	—
Total Current Liabilities	85,752	52,150
Long-term Liabilities:
Post-retirement medical benefits	2,174	1,794
Income tax liability	22,708	20,857
Other long-term liabilities	3,924	3,946
Deferred income taxes	20,341	20,989
Total Long-term Liabilities	49,147	47,586
Commitments and Contingencies
Total Liabilities	134,899	99,736
Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 or December 31, 2012	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 91,270,509 issued and 87,271,829 outstanding at March 31, 2013; 91,270,274 issued and 87,271,683 outstanding at December 31, 2012	913	913
Additional paid-in-capital	74,551	67,812
Retained earnings	304,567	275,491
Treasury stock at cost – 3,998,680 shares at March 31, 2013 and 3,998,591 shares at December 31, 2012	(104,204)	(104,201)
Accumulated other comprehensive loss	(1,101)	(893)
Total Stockholders’ Equity	274,726	239,122
Total	$409,625	$338,858
 See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in thousands)	Preferred Stock	Unrestricted Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—January 1, 2013	$—	$913	$67,812	$275,491	$(104,201)	$(893)	$239,122
Cash dividends on common stock				(13,297)			(13,297)
Stock-based compensation			6,739				6,739
Purchase of unrestricted common stock from employees					(3)		(3)
Net income				42,373			42,373
Post-retirement benefit obligation adjustment—net of tax						(208)	(208)
Balance—March 31, 2013	$—	$913	$74,551	$304,567	$(104,204)	$(1,101)	$274,726

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
	(unaudited)
Cash Flows from Operating Activities:
Net income	$42,373	$33,417
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,282	8,320
Other amortization	29	22
Provision for deferred income taxes	(515)	(1,152)
Stock-based compensation	6,739	2,939
Loss on disposition of property	1	—
Loss on investment in affiliate	480	476
Impairment of investment in affiliate	245	—
Change in assets and liabilities:
Restricted cash	—	(240)
Accounts receivable	(5,470)	(10,860)
Marketing fee receivable	(1,035)	(4,226)
Income taxes receivable	11,236	6,395
Prepaid expenses	(2,189)	(2,692)
Other current assets	(168)	124
Accounts payable and accrued expenses	(2,133)	(11,680)
Marketing fee payable	1,034	4,241
Deferred revenue and other liabilities	22,674	20,029
Post-retirement benefit obligations	(9)	(4)
Income taxes payable	13,723	18,234
Net Cash Flows provided by Operating Activities	95,297	63,343
Cash Flows from Investing Activities:
Capital and other assets expenditures	(6,440)	(7,869)
Investment in affiliates	(676)	(394)
Other	8	—
Net Cash Flows used in Investing Activities	(7,108)	(8,263)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(13,297)	(10,745)
Purchase of unrestricted common stock from employees	(3)	(1)
Purchase of unrestricted common stock under announced program	—	(30,641)
Net Cash Flows used in Financing Activities	(13,300)	(41,387)
Net Increase in Cash and Cash Equivalents	74,889	13,693
Cash and Cash Equivalents at Beginning of Period	135,597	134,936
Cash and Cash Equivalents at End of Period	$210,486	$148,629
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,910	$67
Non-cash activities:
Unpaid liability to acquire equipment and software	907	2,453

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2013 and 2012
(Unaudited)

NOTE 1 —DESCRIPTION OF BUSINESS
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

The Company owns and operates three stand-alone exchanges, but reports the results of its operations in one reporting segment. CBOE is our primary exchange and offers trading for listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single exchange is known as our Hybrid trading model. C2 is our all-electronic exchange that also offers trading for listed options, but with a different market model and fee structure than CBOE. CFE, our all-electronic futures exchange, offers futures on the VIX Index, as well as on other products. All of our exchanges operate on our proprietary technology platform known as CBOE Command.

NOTE 2 — BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and reported amounts of operating revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to matters that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These estimates are based on management’s knowledge and judgments, historical experience and observance of trends, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

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

From August 2011 through March 31, 2013, the Company purchased 3,707,424 shares of unrestricted common stock at an average cost per share of $26.09, totaling $96.7 million in purchases under the program.

The Company did not repurchase any shares under the program in the three months ended March 31, 2013.

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

The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
Basic EPS Numerator:
Net Income	$42,373	$33,417
Less: Earnings allocated to participating securities	(584)	(554)
Net Income allocated to common stockholders	$41,789	$32,863
Basic EPS Denominator:
Weighted average shares outstanding	87,272	88,146
Basic net income per common share	$0.48	$0.37

Diluted EPS Numerator:
Net Income	$42,373	$33,417
Less: Earnings allocated to participating securities	(584)	(554)
Net Income allocated to common stockholders	$41,789	$32,863
Diluted EPS Denominator:
Weighted average shares outstanding	87,272	88,146
Dilutive common shares issued under restricted stock program	—	—
Diluted net income per common share	$0.48	$0.37

For the three months ended March 31, 2013, 1,124,933 shares of restricted stock were not included in the computation of diluted net income per common share because to do so would have an antidilutive effect.

NOTE 5 — STOCK-BASED COMPENSATION

Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.

On February 6, 2013, the Company granted 390,272 shares of restricted stock to certain officers, directors and employees at a fair value of $34.23 per share, the closing price of the Company's stock on the grant date. The shares have a three year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the restricted stock will be forfeited if the officer, director or employee leaves the company prior to the applicable vesting date, except in limited circumstances.

For the three months ended March 31, 2013 and 2012, the Company recognized $6.7 million and $2.9 million of stock-based compensation expense, respectively. The three month periods ended March 31, 2013 and 2012 included $3.2 million and $0.2 million of accelerated stock-based compensation expense, respectively. The accelerated stock-based compensation expense, in 2013, is for certain executives due to provisions contained in their employment arrangements and, in 2012, departures from the board of directors. Stock-based compensation expense is included in employee costs in the condensed consolidated statements of income.

As of March 31, 2013, the Company had unrecognized stock-based compensation of $23.7 million.  The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 23.1 months.

The activity in the Company’s restricted stock for the three months ended March 31, 2013 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2013	835,823	$28.92
Granted	390,272	34.23
Vested	(93,137)	34.22
Forfeited	(8,025)	29.00
Unvested restricted stock at March 31, 2013	1,124,933	$30.32

NOTE 6 — INVESTMENT IN AFFILIATES

At March 31, 2013 and December 31, 2012, the investment in affiliates was composed of the following (in thousands):

	March 31, 2013	December 31, 2012
Investment in OCC	$333	$333
Investment in Signal Trading Systems, LLC	11,388	11,437
Investment in IPXI Holdings, LLC	2,500	2,500
Investment in CBSX	—	—
Investments in Affiliates	$14,221	$14,270

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At March 31, 2013 and December 31, 2012, accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Compensation and benefit-related liabilities	$8,167	$18,306
Royalties	12,234	10,529
Facilities	1,420	1,932
Legal	4,840	1,706
Accounts payable	3,120	735
Estimated liability related to SEC matter (See Note 13)	5,000	5,000
Linkage	1,771	1,116
Other	6,616	5,824
Total	$43,168	$45,148

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

As of March 31, 2013 and December 31, 2012, amounts assessed by the Company on behalf of others included in current assets totaled $6.3 million and $5.2 million, respectively, and payments due to others included in current liabilities totaled $6.8 million and $5.8 million, respectively.

NOTE 9 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the three months ended March 31, 2013 (in thousands):

	Balance at December 31, 2012	Cash Additions	Revenue Recognition	Balance at March 31, 2013
Other – net	$1,084	$2,086	$(1,314)	$1,856
Liquidity provider sliding scale (1)	—	29,232	(7,308)	21,924
Total deferred revenue	$1,084	$31,318	$(8,622)	$23,780
(1)  Liquidity providers who prepay transaction fees, at a minimum, for the first two levels of the liquidity provider sliding scale are eligible to receive reduced fees on contract volume above 2,000,000 per month. The prepayment of 2013 transaction fees totaled $29.2 million. This amount is amortized and recorded as transaction fees over the respective period.

NOTE 10 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $1.0 million to the SMART Plan for each of the three months ended March 31, 2013 and 2012.

Eligible employees may participate in the Supplemental Employee Retirement Plan (“SERP”), Executive Retirement Plan (“ERP”) and Deferred Compensation Plan. The SERP, ERP and Deferred Compensation Plan are defined contribution plans that are nonqualified by Internal Revenue Code regulations. The Company contributed $0.5 million and $0.4 million to the above plans for the three months ended March 31, 2013 and 2012, respectively.

The Company has a postretirement medical plan for certain current and former members of senior management. The Company recorded immaterial postretirement benefits expense for the three months ended March 31, 2013 and 2012.

NOTE 11 — INCOME TAXES

For the three months ended March 31, 2013 and 2012, the Company recorded income tax provisions of $26.3 million and $23.5 million, respectively. The effective tax rate for the three months ended March 31, 2013 and 2012 was 38.3% and 41.3%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2013 compared to the prior year period is the result of the recognition of discrete items and the benefit of a lower apportionment by Illinois.

As of March 31, 2013 and December 31, 2012, the Company had $21.1 million and $19.5 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions primarily from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $3.8 million, not including any potential new additions.

Estimated interest costs and penalties, which are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income, were $0.2 million for each of the three months ended March 31, 2013 and 2012. Accrued interest and penalties were $1.6 million and $1.4 million as of March 31, 2013 and December 31, 2012, respectively.

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$198,000	$—	$—	$198,000
Total assets at fair value at March 31, 2013	$198,000	$—	$—	$198,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$126,000	$—	$—	$126,000
Total assets at fair value at December 31, 2012	$126,000	$—	$—	$126,000

The Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired a 10.0% interest in IPXI Holdings, LLC ("IPXI") for $2.5 million. The investment, measured at fair value on a non-recurring basis, is classified as level 3 as the fair value was based on both observable and unobservable inputs.

NOTE 13 — LEGAL PROCEEDINGS

As of March 31, 2013, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of March 31, 2013, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period.
Index Options Litigation
On November 15, 2006, CBOE, The McGraw-Hill Companies, Inc. ("McGraw-Hill") and CME Group Index Services, LLC (substituted for Dow Jones & Co.) ("Dow Jones") asserted claims in the Circuit Court of Cook County, Illinois against International Stock Exchange and its parent company ("ISE"), seeking a declaration to prevent ISE from offering SPX and DJX options and to prevent OCC from issuing and clearing such options. ISE filed a lawsuit on November 2, 2006 in the United States District Court for the Southern District of New York, seeking a declaration that the rights asserted by McGraw-Hill and Dow Jones are preempted by federal law. The New York action is currently pending, but has been stayed in light of the Illinois action. The Illinois court has permanently restrained and enjoined ISE from listing or providing an exchange market for the trading of SPX and DJX options and enjoined OCC from issuing, clearing or settling the exercise of such ISE options. The Illinois Appellate Court affirmed the lower court's ruling on May 25, 2012 and the Illinois Supreme Court denied ISE's appeal of this decision. ISE filed a Petition for Certiorari with the U.S. Supreme Court on January 25, 2013.

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
On March 14, 2013, ISE conceded to an adverse judgment in this trial and asked that the judge enter judgment for CBOE. ISE filed its notice of appeal in this matter with the Federal Circuit on April 12, 2013.
On August 15, 2012, C2 filed a declaratory judgment complaint against ISE in the United States District Court for the Northern District of Illinois alleging that the '707 patent is not valid, not infringed and not enforceable in light of decisions in the CBOE case involving the same patent. On April 10, 2013, the Court granted C2's motion to stay the case pending the outcome of the CBOE case.
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
SEC Matter
As previously reported in the Company's periodic and annual filings, the staff of the SEC is investigating CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws. We continue to cooperate with the investigation and CBOE is conducting its own review of its compliance and regulatory programs and has modified those programs. We believe that any resolution of this matter will include a monetary penalty and will require CBOE to make additional changes to its compliance and regulatory programs and procedures. A resolution of this matter may also involve other remedies within the SEC's authority. The Company has recorded a liability of $5.0 million related to this matter which is in accounts payable and accrued expenses in the condensed consolidated balance sheet for the three months ended March 31, 2013. We believe that it is reasonably possible that the Company could incur a charge in connection with this matter of up to $10 million, and any agreement will be subject to the approval by the Commissioners of the SEC. Therefore, there can be no assurance that the Company's negotiations with the SEC staff will result in a definitive agreement, and the amount of the monetary penalty upon final disposition of these matters may exceed the amount we have accrued. However, we believe that the likelihood of any additional monetary penalty in excess of the upper limit of the range set forth above is remote.

NOTE 14 — SUBSEQUENT EVENTS

The Company announced that its board of directors declared a quarterly cash dividend of $0.15 per share. The dividend is payable June 21, 2013 to stockholders of record at the close of business on May 31, 2013.

On Thursday, April 25, 2013, a systems issue delayed the opening of options trading at CBOE from 8:30 a.m. until 12:00 p.m. CST. Trading at C2 and CFE opened as scheduled. The malfunction that impacted CBOE was an internal systems issue and not the result of any outside influence. After the issue was identified, corrective modifications were made to allow the exchange to open on Thursday. The Company does not believe the delayed opening of options trading at CBOE will have a material impact on the financial statements.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information.  Please see “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Overview

The following summarizes changes in financial performance for the three months ended March 31, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$142.7	$121.4	$21.3	17.5%
Total operating expenses	73.3	64.0	9.3	14.5%
Operating income	69.4	57.4	12.0	20.9%
Total other expense	(0.7)	(0.5)	(0.2)	40.0%
Income before income taxes	68.7	56.9	11.8	20.7%
Income tax provision	26.3	23.5	2.8	11.9%
Net income	$42.4	$33.4	$9.0	26.9%
Net income allocated to common stockholders	$41.8	$32.9	$8.9	27.1%
Operating income percentage	48.7%	47.3%
Net income percentage	29.7%	27.5%
Diluted net income per share allocated to common stockholders	$0.48	$0.37

•	The Company’s market share of total exchange traded options contracts was 25.4% for the three months ended March 31, 2013 compared with 28.1% for the same period in 2012.

•	Total operating revenues increased due to higher transaction fees, exchange services and other fees and regulatory fees.

•	Total operating expenses increased primarily due to higher employee costs, outside services and royalty fees, partially offset by lower trading volume incentives.

Significant Events

On March 9, 2013, CBOE entered into Amendment No. 12 (the “Amendment”) to the License Agreement (as amended, the “Agreement”) by and between CBOE and S&P OPCO LLC (“S&P”), as successor-in-interest to Standard & Poor's Financial Services LLC, pursuant to which CBOE and C2 may list for trading securities options on the S&P 500 Index, the S&P 100 Index and certain other S&P Indexes (collectively, “S&P Indexes”). The Amendment extended the term of the Agreement until December 31, 2033. The Amendment provides that the license granted to CBOE will be exclusive until December 31, 2032 with respect to the S&P 500 Index.

The Amendment also provides new pricing terms, which went into effect on the effective date of the Amendment, and additional changes in pricing terms in subsequent years. The revised pricing terms include the terms that describe the fees that CBOE agrees to pay S&P with reference to the trading on the markets of CBOE and its affiliates of securities options and futures on the CBOE Volatility Index (the “VIX Index”). The Amendment also provides each party with an option to terminate the Agreement in the event that trading in options on the S&P 500 Index fails to meet certain volume thresholds for three consecutive calendar quarters, with CBOE's option to terminate upon a change in control.
We experienced strong growth in total volume in index options and futures. The growth was attributable to increased volume in SPX options, VIX options and futures, driven by VIX futures, of 18.3%, 43.2% and 124.2%, respectively. We believe the growth is due to a broader customer base and our commitment to investor education.
Transactions impacting our financial performance for the three months ended March 31, 2013

The Company granted restricted shares of stock to certain officers and employees of the Company on February 6, 2013. As a result of the grant, the Company recorded accelerated stock-based compensation expense for certain executives due to provisions contained in their employment arrangements.

Operating Revenues

Total operating revenues for the three months ended March 31, 2013 were $142.7 million, an increase of $21.3 million, or 17.5%, compared with the same period in 2012. The following summarizes changes in total operating revenues for the three months ended March 31, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$99.1	$84.8	$14.3	16.9%
Access fees	15.7	16.0	(0.3)	(1.9)%
Exchange services and other fees	9.1	7.4	1.7	23.0%
Market data fees	5.5	6.4	(0.9)	(14.1)%
Regulatory fees	9.7	4.7	5.0	106.4%
Other revenue	3.6	2.1	1.5	71.4%
Total operating revenues	$142.7	$121.4	$21.3	17.5%

Transaction Fees

Transaction fees increased 16.9% to $99.1 million for the three months ended March 31, 2013, compared with $84.8 million for the same period in 2012. This increase was due to an increase of 35.0% in average revenue per contract, partially offset by a decrease of 13.5% in total trading volume. The increase in average revenue per contract resulted from higher volume in indexes and futures.

Total cleared contract volume for the options industry for the three months ended March 31, 2013, as reported by the Options Clearing Corporation ("OCC"), is down 6% from 2012. Our share of total exchange-traded options contracts decreased to 25.4% from 28.1% in the prior year period. Trading volume and mix of products traded is impacted by many factors. These factors include: macroeconomic events, market volatility, regulatory actions or considerations, availability of capital, competition, number of trading days in the period and seasonality.

Average revenue fee per contract, discussed in greater detail below, is impacted by volume based incentive programs, mix of products traded and the percentage of trading volume executed by customers as compared to professionals, market-makers, clearing trading permit holders and broker-dealers. The implementation of fee changes, which may increase or decrease our average revenue fee per contract, is primarily to ensure that we are competitive in the options marketplace and to ultimately improve and continue to drive order flow to our exchanges. We cannot predict the trading patterns of exchange participants, which may be based on factors outside of our control, but we plan to continue to be able to price our products at levels that are competitive in our markets.

The following summarizes transaction fees by product for the three months ended March 31, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$13.5	$15.9	$(2.4)	(15.1)%
Indexes	60.4	47.9	12.5	26.1%
Exchange-traded products	10.3	14.0	(3.7)	(26.4)%
Total options transaction fees	84.2	77.8	6.4	8.2%
Futures	14.9	7.0	7.9	112.9%
Total transaction fees	$99.1	$84.8	$14.3	16.9%

Trading Volume

Our average daily trading volume for the three months ended March 31, 2013 was 4.37 million contracts, down 10.5% compared with 4.88 million for the same period in 2012. The Company experienced trading volume decreases in equities and exchange-traded products of 33.1% and 18.9%, respectively. Trading volume in our index products, which generates our highest options average revenue per contract, increased 23.6% and significant growth in futures trading volume continued, primarily driven by increased trading volume in futures contracts on the VIX Index. Total trading days for the three months ended March 31, 2013 and 2012 were sixty and sixty-two, respectively.

The following summarizes changes in total trading volume and average daily trading volume ("ADV") by product for the three months ended March 31, 2013 compared to the same period in 2012.

	2013		2012		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	96.2	1.60	143.9	2.32	(33.1)%	(30.9)%
Indexes	90.0	1.50	72.8	1.17	23.6%	27.9%
Exchange-traded products	66.4	1.11	81.9	1.32	(18.9)%	(16.2)%
Total options contracts	252.6	4.21	298.6	4.81	(15.4)%	(12.4)%
Futures contracts	9.2	0.16	4.1	0.07	124.4%	131.6%
Total contracts	261.8	4.37	302.7	4.88	(13.5)%	(10.5)%

The following provides the percentage of volume by product category for the three months ended March 31, 2013 and 2012.

	2013	2012
Equities	36.7%	47.5%
Indexes	34.4%	24.0%
Exchange-traded products	25.4%	27.1%
Futures	3.5%	1.4%
Total	100.0%	100.0%

Average revenue per contract

The average revenue per contract was $0.378 for the three months ended March 31, 2013, an increase of 35.0% compared with $0.280 for the same period in 2012. Average revenue per contract represents transaction fees divided by total contracts cleared. The shift in product mix from multiply-listed products (equities and exchange-traded products) to indexes and futures contributed to the increase in average revenue per contract.

The following summarizes average revenue per contract by product for the three months ended March 31, 2013 compared to the same period in 2012.

	2013	2012	Percent Change
Equities	$0.140	$0.110	27.3%
Indexes	0.671	0.658	2.0%
Exchange-traded products	0.155	0.171	(9.4)%
Total options average revenue per contract	0.333	0.261	27.6%
Futures	1.618	1.697	(4.7)%
Total average revenue per contract	$0.378	$0.280	35.0%

Certain factors contributed to the increase in total average revenue per contract for the three months ended March 31, 2013 compared to the same period in 2012. These include:

•
Product mix—The increase in the average revenue per contract reflects a shift in the volume mix by product. Index options and futures accounted for 34.4% and 3.5% of total trading volume, respectively, as compared to 24.0% and 1.4% in the prior year period. Index options generated total revenue per contract of $0.671 representing the highest options average revenue per contract, while futures generate our highest total average revenue per contract of $1.618.

•
VIX options and futures— For the three months ended March 31, 2013 as compared to the same period in 2012, we experienced increases in total trading volume in VIX options and futures of 43.2% and 124.2%, respectively.

•
Rate structure — Our rate structure includes sliding scales, volume discounts and limits on fees as part of our effort to increase liquidity and market share in multiply-listed options and, to a lesser extent, on our proprietary products. In general, the Company faces downward pressure on transaction fees for multiply-listed products (equities and exchange-traded products) in the markets in which we compete, and we expect, based on current market conditions and modifications to our Volume Incentive Program, average revenue per contract in equities and exchange-traded products to decline as compared to the average rate per contract for the three months ended March 31, 2013 for those respective products.

At March 31, 2013, there were approximately one hundred clearing firms, two of which cleared a combined 47% of our billings collected through the OCC for the three months ended March 31, 2013. The next largest clearing firm accounted for approximately 5% of our billings collected through the OCC. No one Trading Permit Holder using the clearing services of the top two clearing firms represented more than 19% of revenue collected through the OCC in the three months ended March 31, 2013 or 2012 for the respective clearing firm. Should a clearing firm withdraw, we believe the Trading Permit Holder portion of that firm’s trading activity would likely transfer to another clearing firm.

The two largest clearing firms mentioned above clear the majority of the market-maker sides of transactions at CBOE, C2 and all other U.S. options exchanges. If either of these firms were to withdraw from the business of market-maker clearing and market-makers were unable to make new clearing arrangements, this could create significant disruption to the U.S. options markets, including ours.

Access Fees

Access fees for the three months ended March 31, 2013 and 2012 were $15.7 million and $16.0 million, respectively. On May 1, 2013, the Company introduced new credit and rebate programs for access fees that is expected to reduce access fee revenue over the remainder of 2013.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended March 31, 2013 increased 23.0% to $9.1 million from $7.4 million for the same period in 2012. The increase was primarily due to the introduction of additional services resulting from the Company's data center move to New Jersey.

Market Data Fees

Market data fees decreased 14.1% for the three months ended March 31, 2013 to $5.5 million from $6.4 million for the same period in 2012. Market data fees represent income derived from OPRA as well as the Company’s market data services. Revenue from OPRA and the Company's market data services for the three months ended March 31, 2013 totaled $2.8 million and $2.7 million and, for the same period in 2012, totaled $4.3 million and $2.1 million, respectively . OPRA income is allocated through OPRA based on each exchange's share of total cleared options transactions. The Company’s share of OPRA income decreased $1.5 million for the three months ended March 31, 2013 as a result of a reduction in the Company's share of total cleared options transactions which decreased to 18.9% from 27.3% for the same period in 2012. Revenue generated from the Company's market data services, which provide current and historical options and futures data, increased $0.6 million resulting from an increase in subscribers to CBOE Streaming Markets and other market data services and an increase in subscriber rates.

Regulatory Fees

Regulatory fees for the three months ended March 31, 2013 increased to $9.7 million from $4.7 million for the same period in 2012. The increase in regulatory fees primarily resulted from CBOE increasing its options regulatory fee rate in January 2013 and C2 implementing an options regulatory fee in August 2012, partially offset by lower Trading Permit Holder customer volume industry-wide as compared to the same period in 2012.

The Company's regulatory fees are primarily based on the number of customer contracts traded throughout the listed United States options industry. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

Other Revenue

Other revenue increased $1.5 million for the three months ended March 31, 2013 to $3.6 million from $2.1 million for the same period in 2012. The increase was primarily due to an increases in revenue generated from licensing of VIX products, regulatory services provided to other exchanges and fines assessed to Trading Permit Holders from disciplinary actions.

Operating Expenses

Total operating expenses increased $9.3 million, or 14.5%, to $73.3 million for the three months ended March 31, 2013 from $64.0 million for the same period in 2012. This increase was primarily due to higher employee costs, outside services and royalty fees, partially offset by lower trading volume incentives.

The following summarizes changes in operating expenses for the three months ended March 31, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$30.8	$25.3	$5.5	21.7%
Depreciation and amortization	8.3	8.3	—	—%
Data processing	4.5	4.9	(0.4)	(8.2)%
Outside services	11.0	7.2	3.8	52.8%
Royalty fees	13.2	11.2	2.0	17.9%
Trading volume incentives	1.0	2.6	(1.6)	(61.5)%
Travel and promotional expenses	2.1	2.2	(0.1)	(4.5)%
Facilities costs	1.3	1.3	—	—%
Other expenses	1.1	1.0	0.1	10.0%
Total operating expenses	$73.3	$64.0	$9.3	14.5%

Employee Costs

For the three months ended March 31, 2013, employee costs were $30.8 million, or 21.6% of total operating revenues, compared with $25.3 million, or 20.8% of total operating revenues, for the same period in 2012. This represented an increase of $5.5 million, or 21.7%, from the prior period. The increase was primarily attributed to increases in stock-based compensation expense of $3.8 million and incentive compensation, which is aligned with the Company's performance targets, of $1.3 million.

On February 6, 2013, the Company granted 390,272 shares of restricted stock to certain officers and employees at a fair value of $34.23 per share, the closing price of the Company's stock on the grant date. Employee Costs for the three months ended March 31, 2013 includes $3.2 million of accelerated stock-based compensation, related to the February 2013 grant, for certain executives due to provisions contained in their employment arrangements.

Outside Services

Expenses related to outside services increased to $11.0 million for the three months ended March 31, 2013 from $7.2 million in the prior-year period. The $3.8 million increase primarily resulted from higher expenses for costs relating to legal proceedings and costs associated with the Company's review of regulatory compliance.

Royalty Fees

Royalty fees for the three months ended March 31, 2013 were $13.2 million compared with $11.2 million for the same period in 2012, an increase of $2.0 million. The increase is primarily due to higher trading volume in licensed index products and, to a lesser extent, an increase in royalty rates as a result of the amendment the Company executed with S&P which provides new pricing terms, effective as of March 8, 2013.

Trading Volume Incentives

Trading volume incentives decreased by $1.6 million to $1.0 million for the three months ended March 31, 2013 compared to $2.6 million for the same period in 2012. The decrease was primarily due to lower volume in multiply-listed options products (equities and exchange-traded products), a modification in the criteria for contracts qualifying for certain quantity-based fee waivers and an adjustment to the fees paid by the Company for transactions linked to away exchanges.

Operating Income

As a result of the items above, operating income for the three months ended March 31, 2013 was $69.4 million compared to $57.4 million for the same period in 2012, an increase of $12.0 million.

Income before Income Taxes

Income before income taxes for the three months ended March 31, 2013 was $68.7 million compared to $56.9 million for the same period in 2012, an increase of $11.8 million.

Income Tax Provision

For the three months ended March 31, 2013, the income tax provision was $26.3 million compared to $23.5 million for the same period in 2012. The effective tax rate was 38.3% and 41.3% for the three months ended March 31, 2013 and 2012, respectively. The decrease in effective tax rate for the three months ended March 31, 2013 compared to the prior year period is the result of the recognition of discrete items and the benefit of a lower apportionment by Illinois.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended March 31, 2013 was $41.8 million compared to $32.9 million for the same period in 2012, an increase of $8.9 million. Basic and diluted net income per share allocated to common stockholders were $0.48 and $0.37 for the three months ended March 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, the Company had $210.5 million of cash and cash equivalents. Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures, actual and anticipated quarterly dividend payments and common stock repurchases under the announced program. We expect to use cash on hand at March 31, 2013 and funds generated from operations to continue to meet our 2013 cash requirements. From time to time we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would strengthen our business in the long-term; however, these transactions may negatively impact our liquidity in the short-term.

Cash Flows

Operating Activities

Net cash flows provided by operating activities was $95.3 million and $63.3 million for the first three months of 2013 and 2012, respectively. The increase in net cash flows provided by operating activities was primarily due to an increase in working capital.

Net cash flows provided by operating activities was $52.9 million higher than net income for the three months ended March 31, 2013. The net increase was mainly a result of an increase in deferred revenue and other liabilities of $22.7 million, primarily due to the prepayment of transaction fees that are amortized over the year, a decrease in income taxes receivable of $11.2 million and non-cash expenses of $8.3 million and $6.7 million for depreciation and amortization and stock-based compensation, respectively.

Investing Activities

Net cash flows used in investing activities were $7.1 million and $8.3 million for the three months ended March 31, 2013 and 2012, respectively. Expenditures for capital and other assets totaled $6.4 million and $7.9 million for the three months ended March 31, 2013 and 2012, respectively, primarily representing purchases of systems hardware and software. The decrease in expenditures for capital and other assets was partially offset by an increase in investments in affiliates totaling $0.7 million compared to $0.4 million in the prior year period.

Financing Activities

Net cash flows used in financing activities totaled $13.3 million and $41.4 million for the three months ended March 31, 2013 and 2012, respectively. The decrease of $28.1 million in net cash flows used in financing activities is primarily due to the Company not repurchasing stock in the period as compared to stock repurchases of $30.6 million in the same period in 2012, partially offset by an increase in quarterly dividend payments of $2.6 million.

For the three months ended March 31, 2013, net cash flows used in financing activities consisted primarily of $13.3 million for the payment of quarterly dividends.

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

From August 2011 through March 31, 2013, the Company has purchased 3,707,424 shares of unrestricted common stock at an average cost per share of $26.09, totaling $96.7 million in purchases under the program.

The Company did not repurchase any shares under the program in the three months ended March 31, 2013.

Commercial Commitments and Contractual Obligations

The Company leases office space in downtown Chicago, Illinois for its Regulatory Services Division, in a suburb of Chicago for a remote network operations center, in New York City for certain marketing activities and in New Jersey for housing its data center, with lease terms remaining from 14 months to 52 months as of March 31, 2013. Total rent expense related to the lease obligations for the three months ended March 31, 2013 and 2012 were $0.7 million and $0.8 million, respectively.

Future minimum payments under these non-cancelable leases were as follows at March 31, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years
Operating leases	$9,729	$2,823	$4,702	$2,204
Total	$9,729	$2,823	$4,702	$2,204

In addition to the non-cancelable leases, the Company has contractual obligations related to licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements totaling $18.3 million for the next five years.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including changes in interest rates and inflation. There have been no material changes in our market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures

Disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice
President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the three months ended March 31, 2013. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2013, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed in its Annual Report on Form 10-K for the year ended December 31, 2012, and subsequent filings with the SEC and discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of March 31, 2013, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.
Index Options Litigation
On November 15, 2006, CBOE, The McGraw-Hill Companies, Inc. ("McGraw-Hill") and CME Group Index Services, LLC (substituted for Dow Jones & Co.) ("Dow Jones") asserted claims in the Circuit Court of Cook County, Illinois against International Stock Exchange and its parent company ("ISE"), seeking a declaration to prevent ISE from offering SPX and DJX options and to prevent OCC from issuing and clearing such options. ISE filed a lawsuit on November 2, 2006 in the United States District Court for the Southern District of New York, seeking a declaration that the rights asserted by McGraw-Hill and Dow Jones are preempted by federal law. The New York action is currently pending, but has been stayed in light of the Illinois action. The Illinois court has permanently restrained and enjoined ISE from listing or providing an exchange market for the trading of SPX and DJX options and enjoined OCC from issuing, clearing or settling the exercise of such ISE options. The Illinois Appellate Court affirmed the lower court's ruling on May 25, 2012 and the Illinois Supreme Court denied ISE's appeal of this decision. ISE filed a Petition for Certiorari with the U.S. Supreme Court on January 25, 2013.
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
On March 14, 2013, ISE conceded to an adverse judgment in this trial and asked that the judge enter judgment for CBOE. ISE filed its notice of appeal in this matter with the Federal Circuit on April 12, 2013.
On August 15, 2012, C2 filed a declaratory judgment complaint against ISE in the United States District Court for the Northern District of Illinois alleging that the '707 patent is not valid, not infringed and not enforceable in light of decisions in the CBOE case involving the same patent. On April 10, 2013, the Court granted C2's motion to stay the case pending the outcome of the CBOE case.

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
SEC Matter
As previously reported in the Company's periodic and annual filings, the staff of the SEC is investigating CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws. We continue to cooperate with the investigation and CBOE is conducting its own review of its compliance and regulatory programs and has modified those programs. We believe that any resolution of this matter will include a monetary penalty and will require CBOE to make additional changes to its compliance and regulatory programs and procedures. A resolution of this matter may also involve other remedies within the SEC's authority. The Company has recorded a liability of $5.0 million related to this matter which is in accounts payable and accrued expenses in the condensed consolidated balance sheet for the three months ended March 31, 2013. We believe that it is reasonably possible that the Company could incur a charge in connection with this matter of up to $10 million, and any agreement will be subject to the approval by the Commissioners of the SEC. Therefore, there can be no assurance that the Company's negotiations with the SEC staff will result in a definitive agreement, and the amount of the monetary penalty upon final disposition of these matters may exceed the amount we have accrued. However, we believe that the likelihood of any additional monetary penalty in excess of the upper limit of the range set forth above is remote.

Item 1A. Risk Factors

There have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The table below shows the purchases of equity securities by the Company in the three months ended March 31, 2013, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2013 – January 31, 2013	—	$—	—	$103,261,436
February 1, 2013 – February 28, 2013	—	—	—	103,261,436
March 1, 2013 – March 31, 2013	—	—	—	103,261,436
Totals	—	$—	—

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

The Company purchased 89 shares of its unrestricted common stock at an average price of $31.74 in the three months ended March 31, 2013 to satisfy employee tax obligations upon the vesting of restricted stock. These purchases were not part of the publicly announced program.

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ William J. Brodsky
William J. Brodsky
Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	May 7, 2013

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 7, 2013

CBOE Holdings, Inc.
Form 10-Q
Exhibit Index

Exhibit No.	Description
10.1
Amendment No. 12, dated March 9, 2013, to the License Agreement by and between CBOE and S&P OPCO LLC, as successor-in-interest to Standard & Poor's Financial Services LLC (Filed herewith, portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act).

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