Form 10-Q
period 2013-06-30
CBOE Holdings, Inc.
filed 2013-08-06
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of unrestricted common stock, as of the latest practicable date:

Class	July 31, 2013
Unrestricted Common Stock, par value $0.01	87,700,964 shares

CBOE HOLDINGS, INC.

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"CBOE Holdings," "We," "us," "our" or "the Company" refers to CBOE Holdings, Inc. and its subsidiaries.

•	"CBOE" refers to Chicago Board Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"C2" refers to C2 Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFE" refers to CBOE Futures Exchange, LLC, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.

•	"FASB" refers to the Financial Accounting Standards Board.

•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.

•	"OPRA" refers to the Options Price Reporting Authority which is a limited liability company of member exchanges and is authorized by the SEC to provide consolidated options information.

•	"Our exchanges" refers to CBOE, C2 and CFE.

•	"SEC" refers to the U.S. Securities and Exchange Commission.

•	"SPX" refers to our S&P 500 Index exchange-traded options products.

•	"VIX" refers to the CBOE Volatility Index.
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
Some factors that could cause actual results to differ include:

•	the loss of our right to exclusively list certain index option products;

•	increasing price competition in our industry;

•	compliance with legal and regulatory obligations and obligations under agreements with regulatory agencies;

•	our ability to operate, monitor and maintain our systems or program them so that they operate correctly, including in response to increases in trading volume and order transaction traffic;

•	decreases in the amount of trading volumes or a shift in the mix of products traded on our exchanges;

•	legislative or regulatory changes;

•	increasing competition by foreign and domestic entities;

•	economic, political and market conditions;

•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;

•	our ability to maintain access fee revenues;

•	our ability to protect our systems and communication networks from security risks, including cyber-attacks;

•	our ability to attract and retain skilled management and other personnel;

•	our ability to maintain our growth effectively;

•	our dependence on third party service providers; and

•	the ability of our compliance and risk management methods to effectively monitor and manage our risks.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
	(unaudited)
Operating Revenues:
Transaction fees	$106,094	$94,885	$205,239	$179,719
Access fees	15,026	16,162	30,680	32,142
Exchange services and other fees	9,315	7,851	18,403	15,300
Market data fees	5,729	6,376	11,266	12,749
Regulatory fees	10,439	4,080	20,139	8,776
Other revenue	4,169	3,195	7,750	5,255
Total Operating Revenues	150,772	132,549	293,477	253,941
Operating Expenses:
Employee costs	31,237	25,300	62,074	50,590
Depreciation and amortization	8,622	8,320	16,904	16,640
Data processing	4,545	4,927	9,061	9,826
Outside services	9,633	9,265	20,668	16,435
Royalty fees	14,518	12,001	27,687	23,192
Trading volume incentives	908	1,176	1,921	3,825
Travel and promotional expenses	2,594	3,303	4,658	5,469
Facilities costs	1,247	1,226	2,500	2,529
Other expenses	2,110	962	3,216	1,950
Total Operating Expenses	75,414	66,480	148,689	130,456
Operating Income	75,358	66,069	144,788	123,485
Other Income/(Expense):
Investment income	18	26	22	48
Net loss from investment in affiliates	(491)	(437)	(1,217)	(914)
Total Other Expense	(473)	(411)	(1,195)	(866)
Income Before Income Taxes	74,885	65,658	143,593	122,619
Income tax provision	28,724	27,162	55,060	50,706
Net Income	46,161	38,496	88,533	71,913
Net income allocated to participating securities	(684)	(593)	(1,268)	(1,146)
Net Income Allocated to Common Stockholders	$45,477	$37,903	$87,265	$70,767
Net Income Per Share Allocated to Common Stockholders (Note 4):
Basic	$0.52	$0.44	$1.00	$0.81
Diluted	0.52	0.44	1.00	0.81
Weighted average shares used in computing income per share:
Basic	87,341	87,153	87,307	87,649
Diluted	87,341	87,153	87,307	87,649

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
	(unaudited)
Net Income	$46,161	$38,496	$88,533	$71,913

Comprehensive Income (Loss) - net of tax:
Post-retirement benefit obligation	17	14	(191)	(23)

Comprehensive Income	46,178	38,510	88,342	71,890
Comprehensive income allocated to participating securities	(684)	(593)	(1,268)	(1,146)
Comprehensive Income allocated to common stockholders	$45,494	$37,917	$87,074	$70,744

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2013 and December 31, 2012

(in thousands, except share amounts)	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$207,766	$135,597
Accounts receivable—net allowances of $332 and $340	55,733	45,666
Marketing fee receivable	8,938	5,216
Income taxes receivable	15,440	11,717
Other prepaid expenses	8,234	4,146
Other current assets	565	567
Total Current Assets	296,676	202,909
Investments in Affiliates	14,174	14,270
Land	4,914	4,914
Property and Equipment:
Construction in progress	1,233	89
Building	62,442	62,442
Furniture and equipment	268,198	263,155
Less accumulated depreciation and amortization	(260,592)	(251,642)
Total Property and Equipment—Net	71,281	74,044
Other Assets:
Software development work in progress	7,474	4,370
Data processing software and other assets (less accumulated amortization—2013, $140,446; 2012, $133,862)	35,343	38,351
Total Other Assets—Net	42,817	42,721
Total	$429,862	$338,858
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$44,112	$45,148
Marketing fee payable	9,458	5,808
Deferred revenue and other liabilities	16,641	1,084
Post-retirement benefit obligation - current	60	110
Total Current Liabilities	70,271	52,150
Long-term Liabilities:
Post-retirement benefit obligation - long-term	2,195	1,794
Income tax liability	24,227	20,857
Other long-term liabilities	3,900	3,946
Deferred income taxes	19,363	20,989
Total Long-term Liabilities	49,685	47,586
Commitments and Contingencies
Total Liabilities	119,956	99,736
Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 or December 31, 2012	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 91,842,773 issued and 87,700,964 outstanding at June 30, 2013; 91,270,274 issued and 87,271,683 outstanding at December 31, 2012	918	913
Additional paid-in-capital	82,962	67,812
Retained earnings	337,420	275,491
Treasury stock at cost – 4,141,809 shares at June 30, 2013 and 3,998,591 shares at December 31, 2012	(110,310)	(104,201)
Accumulated other comprehensive loss	(1,084)	(893)
Total Stockholders’ Equity	309,906	239,122
Total	$429,862	$338,858
 See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in thousands)	Preferred Stock	Unrestricted Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—January 1, 2013	$—	$913	$67,812	$275,491	$(104,201)	$(893)	$239,122
Cash dividends on common stock				(26,604)			(26,604)
Stock-based compensation			12,949				12,949
Adjustment related to tax benefit from stock-based compensation plan			2,206				2,206
Issuance of shares in connection with vesting of restricted stock units		5	(5)				—
Purchase of unrestricted common stock from employees to fulfill employee tax obligations					(6,109)		(6,109)
Net income				88,533			88,533
Post-retirement benefit obligation adjustment—net of tax						(191)	(191)
Balance—June 30, 2013	$—	$918	$82,962	$337,420	$(110,310)	$(1,084)	$309,906

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013 and 2012

	Six Months Ended
(in thousands)	June 30, 2013	June 30, 2012
	(unaudited)
Cash Flows from Operating Activities:
Net income	$88,533	$71,913
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,904	16,640
Other amortization	58	44
Provision for deferred income taxes	(1,506)	(1,661)
Stock-based compensation	12,949	5,966
Loss on investment in affiliate	972	914
Impairment of investment in affiliate	245	—
Change in assets and liabilities:
Accounts receivable	(10,067)	(10,851)
Marketing fee receivable	(3,722)	(2,332)
Income taxes receivable	(3,723)	(2,231)
Prepaid expenses	(4,088)	(4,987)
Other current assets	3	337
Accounts payable and accrued expenses	(2,211)	(8,609)
Marketing fee payable	3,650	2,352
Deferred revenue and other liabilities	15,511	17,098
Post-retirement benefit obligations	(18)	(9)
Income taxes payable	3,370	2,150
Net Cash Flows provided by Operating Activities	116,860	86,734
Cash Flows from Investing Activities:
Capital and other assets expenditures	(13,072)	(19,492)
Investment in affiliates	(1,120)	(822)
Other	8	—
Net Cash Flows used in Investing Activities	(14,184)	(20,314)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(26,604)	(21,348)
Excess tax benefit from stock-based compensation	2,206	—
Purchase of unrestricted common stock from employees	(6,109)	(3,127)
Purchase of unrestricted common stock under announced program	—	(49,744)
Net Cash Flows used in Financing Activities	(30,507)	(74,219)
Net Increase (Decrease) in Cash and Cash Equivalents	72,169	(7,799)
Cash and Cash Equivalents at Beginning of Period	135,597	134,936
Cash and Cash Equivalents at End of Period	$207,766	$127,137
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$54,730	$52,473
Non-cash activities:
Unpaid liability to acquire equipment and software	1,929	2,451

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2013 and 2012
(Unaudited)

NOTE 1 —DESCRIPTION OF BUSINESS
CBOE Holdings, Inc. is the holding company for Chicago Board Options Exchange, Incorporated, C2 Options Exchange, Incorporated, CBOE Futures Exchange, LLC and other subsidiaries.
The primary business of the Company is the operation of markets for the trading of listed derivatives, including proprietary products. The Company operates markets for trading in four broad product categories: 1) options on the stocks of individual corporations (equity options), 2) options on various market indexes (index options), 3) options on other exchange-traded products (ETP options), such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options) and 4) futures products through our futures market.

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

NOTE 3 — SHARE REPURCHASE PROGRAM

On August 2, 2011, the Company announced that its board of directors had approved a share repurchase program that authorizes the Company to purchase up to $100 million of its outstanding unrestricted common stock. On July 31, 2012, the Company announced that its board of directors had approved the repurchase of an additional $100 million of its outstanding unrestricted common stock. This authorization is in addition to any amount remaining under the August 2011 authorization. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

The Company has repurchased 3,707,424 shares of unrestricted common stock at an average cost per share of $26.09, totaling $96.7 million in purchases under the program.

The Company did not repurchase any shares under the program in the six months ended June 30, 2013.

NOTE 4 — NET INCOME PER COMMON SHARE
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

The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Basic EPS Numerator:
Net Income	$46,161	$38,496	$88,533	$71,913
Less: Earnings allocated to participating securities	(684)	(593)	(1,268)	(1,146)
Net Income allocated to common stockholders	$45,477	$37,903	$87,265	$70,767
Basic EPS Denominator:
Weighted average shares outstanding	87,341	87,153	87,307	87,649
Basic net income per common share	$0.52	$0.44	$1.00	$0.81

Diluted EPS Numerator:
Net Income	$46,161	$38,496	$88,533	$71,913
Less: Earnings allocated to participating securities	(684)	(593)	(1,268)	(1,146)
Net Income allocated to common stockholders	$45,477	$37,903	$87,265	$70,767
Diluted EPS Denominator:
Weighted average shares outstanding	87,341	87,153	87,307	87,649
Dilutive common shares issued under restricted stock program	—	—	—	—
Diluted net income per common share	$0.52	$0.44	$1.00	$0.81

For the six months ended June 30, 2013, 712,716 shares of restricted stock were not included in the computation of diluted net income per common share because to do so would have an antidilutive effect.

NOTE 5 — STOCK-BASED COMPENSATION

Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.

On February 6, 2013, the Company granted 390,272 shares of restricted stock to certain officers and employees at a fair value of $34.23 per share, the closing price of the Company's stock on the grant date. The shares have a three year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. On May 23, 2013, the Company granted 83,880 shares of restricted stock, at a fair value of $40.54 per share, which included 22,212 to the board of directors. The Company also granted 61,668 shares on that date, of which 50% vested upon grant, to the incoming Chief Executive Officer and President and Chief Operating Officer in connection with their new positions. The unvested portion of the shares granted on May 23, 2013 have a one year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the restricted stock will be forfeited if the officer, director or employee leaves the company prior to the applicable vesting date, except in limited circumstances.

For the three and six months ended June 30, 2013 and 2012, the Company recognized $6.2 million and $3.0 million and $12.9 million and $6.0 million stock-based compensation expense, respectively. The six months ended June 30, 2013 and 2012 included $4.0 million and $0.2 million of accelerated stock-based compensation expense, respectively. The accelerated stock-based compensation expense, in 2013, is primarily for certain executives due to provisions contained in their employment arrangements and, in 2012, departures from the board of directors. Stock-based compensation expense is included in employee costs in the condensed consolidated statements of income.

As of June 30, 2013, the Company had unrecognized stock-based compensation of $20.8 million.  The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 19.0 months.

The activity in the Company’s restricted stock for the six months ended June 30, 2013 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2013	835,823	$28.92
Granted	474,152	35.35
Vested	(587,703)	40.83
Forfeited	(9,556)	29.00
Unvested restricted stock at June 30, 2013	712,716	$32.04

NOTE 6 — INVESTMENT IN AFFILIATES

At June 30, 2013 and December 31, 2012, the investment in affiliates was composed of the following (in thousands):

	June 30, 2013	December 31, 2012
Investment in OCC	$333	$333
Investment in Signal Trading Systems, LLC	11,341	11,437
Investment in IPXI Holdings, LLC	2,500	2,500
Investment in CBOE Stock Exchange, LLC	—	—
Investments in Affiliates	$14,174	$14,270

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2013 and December 31, 2012, accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Compensation and benefit-related liabilities	$13,250	$18,306
Royalties	13,697	10,529
Facilities	1,841	1,932
Legal	2,271	1,706
Accounts payable	3,709	735
Estimated liability related to SEC matter (See Note 13)	—	5,000
Linkage	1,015	1,116
Other	8,329	5,824
Total	$44,112	$45,148

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

As of June 30, 2013 and December 31, 2012, amounts assessed by the Company on behalf of others included in current assets totaled $8.9 million and $5.2 million, respectively, and payments due to others included in current liabilities totaled $9.5 million and $5.8 million, respectively.

NOTE 9 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the six months ended June 30, 2013 (in thousands):

	Balance at December 31, 2012	Cash Additions	Revenue Recognition	Balance at June 30, 2013
Other – net	$1,084	$3,621	$(2,680)	$2,025
Liquidity provider sliding scale (1)	—	29,232	(14,616)	14,616
Total deferred revenue	$1,084	$32,853	$(17,296)	$16,641
(1)  Liquidity providers who prepay transaction fees for the first two levels of the liquidity provider sliding scale, at a minimum, are eligible to receive reduced fees on contract volume above 2,000,000 per month. The prepayment of 2013 transaction fees totaled $29.2 million. This amount is amortized and recorded as transaction fees over the respective period.

NOTE 10 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $2.1 million and $2.0 million to the SMART Plan for the six months ended June 30, 2013 and 2012, respectively.

Eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Each plan is a defined contribution plan that is non-qualified by Internal Revenue Code regulations. The Company contributed $0.8 million and $0.7 million to the above plans for the six months ended June 30, 2013 and 2012, respectively.

The Company has a post-retirement medical plan for certain current and former members of senior management. The Company recorded immaterial post-retirement benefits expense for the six months ended June 30, 2013 and 2012.

NOTE 11 — INCOME TAXES

For the three and six months ended June 30, 2013 and 2012, the Company recorded income tax provisions of $28.7 million and $27.2 million and $55.1 million and $50.7 million, respectively. The effective tax rate for the six months ended June 30, 2013 and 2012 was 38.3% and 41.4%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2013 compared to the prior year period is the result of the recognition of discrete items and the benefit of a lower apportionment in Illinois.

As of June 30, 2013 and December 31, 2012, the Company had $22.4 million and $19.5 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions primarily from the lapse of the applicable statues of limitations during the next twelve months are estimated to be approximately $0.7 million, not including any potential new additions.

Estimated interest costs and penalties, which are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income, were $0.2 million for each of the three months ended June 30, 2013 and 2012 and $0.4 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively. Accrued interest and penalties were $1.8 million and $1.4 million as of June 30, 2013 and December 31, 2012, respectively.

The Company is subject to U.S. federal tax, Illinois, New Jersey and New York state taxes and Washington D.C. taxes, as well as other local jurisdictions. The Company has open tax years from 2007 on for New York, 2008 on for federal, and 2009 on for Illinois, New Jersey and Washington, D.C. Specific line items for the 2008 tax year are being examined by the Internal Revenue Service and the Illinois Department of Revenue due to the filing by the Company of amended returns containing the recognition of certain credits and deductions. The Company's tax returns have been examined by the Internal Revenue Service through 2009 and the Illinois Department of Revenue through 2008. The Company is currently under audit by the Internal Revenue Service for 2010 and a limited issue focus examination for 2011. Additionally, the Company is under audit by the State of New York for the 2007 through 2009 tax years and the State of Illinois for the 2009 and 2010 tax years.

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$198,000	$—	$—	$198,000
Total assets at fair value at June 30, 2013	$198,000	$—	$—	$198,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$126,000	$—	$—	$126,000
Total assets at fair value at December 31, 2012	$126,000	$—	$—	$126,000

The Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired a 10.0% interest in IPXI Holdings, LLC ("IPXI") for $2.5 million in 2012. The investment, measured at fair value on a non-recurring basis, is classified as level 3 as the fair value was based on both observable and unobservable inputs.

NOTE 13 — LEGAL PROCEEDINGS

As of June 30, 2013, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed in its Annual Report on Form 10-K for the year ended December 31, 2012, and subsequent filings with the SEC and discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of June 30, 2013, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.
Index Options Litigation
On November 15, 2006, CBOE, The McGraw-Hill Companies, Inc. ("McGraw-Hill") and CME Group Index Services, LLC (substituted for Dow Jones & Co.) ("Dow Jones") asserted claims in the Circuit Court of Cook County, Illinois against ISE and its parent company ("ISE"), seeking a declaration to prevent ISE from offering SPX and DJX options and to prevent OCC from issuing and clearing such options. ISE filed a lawsuit on November 2, 2006 in the United States District Court for the Southern District of New York (the “New York Matter”), seeking a declaration that the rights asserted by McGraw-Hill and Dow Jones are preempted by federal law. The New York action is currently pending, but has been stayed in light of the Illinois action. The Illinois court has permanently restrained and enjoined ISE from listing or providing an exchange market for the trading of SPX and DJX options and enjoined OCC from issuing, clearing or settling the exercise of such ISE options. The Illinois Appellate Court affirmed the lower court's ruling on May 25, 2012 and the Illinois Supreme Court denied ISE's appeal of this decision. The U.S. Supreme Court denied ISE's Petition for Certiorari on May 13, 2013. ISE is now seeking leave to amend its original complaint in the New York Matter.

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
Relay IP
On June 14, 2013, Relay IP filed suit against CBOE Holdings (and other entities, in independent complaints) in the United States District Court for Delaware. Relay IP alleges that CBOE Holdings infringes the patent by distributing data and/or data feeds via distribution networks, which practice multicast routing methods.
SEC Matter
On June 11, 2013, CBOE and C2 entered into a Consent Order with the SEC, dated June 11, 2013 (the "Consent Order"), under which they were censured, ordered to cease and desist from violating certain sections of the Securities Exchange Act, paid a fine of $6 million and agreed to complete certain undertakings. These undertakings include conducting a review of our regulatory programs, enterprise risk management and business influences on regulation, reviewing business practices to ensure compliance with the rules of the exchanges and implementing training programs for employees. The Consent Order also requires on-going certifications by the Company's Chief Executive Officer and Chief Regulatory Officer for five years following the completion of certain of the undertakings.
NOTE 14 — SUBSEQUENT EVENTS

The Company announced that its board of directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable September 20, 2013 to stockholders of record at the close of business on August 30, 2013.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Overview

The following summarizes changes in financial performance for the three months ended June 30, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$150.8	$132.6	$18.2	13.7%
Total operating expenses	75.4	66.5	8.9	13.4%
Operating income	75.4	66.1	9.3	14.1%
Total other expense	(0.5)	(0.4)	(0.1)	24.3%
Income before income taxes	74.9	65.7	9.2	14.0%
Income tax provision	28.7	27.2	1.5	5.5%
Net income	$46.2	$38.5	$7.7	20.0%
Net income allocated to common stockholders	$45.5	$37.9	$7.6	20.1%
Operating income percentage	50.0%	49.8%
Net income percentage	30.6%	29.0%
Diluted net income per share allocated to common stockholders	$0.52	$0.44

•	The Company’s market share of total exchange-traded options contracts was 27.4% for the three months ended June 30, 2013 compared with 29.0% for the same period in 2012.

•	Total operating revenues increased primarily due to higher transaction fees and regulatory fees.

•	Total operating expenses increased primarily due to higher employee costs, royalty fees and other expenses.

Significant Events

We experienced strong growth in total volume in index options and futures contracts in the three months ended June 30, 2013. This growth was attributable to increased volume in SPX options, VIX options and VIX futures of 23.2%, 29.7% and 95.6% respectively. We believe the growth in volume attributable to these contracts is due to numerous factors, including a broader customer base, market conditions and our commitment to investor education.
On June 11, 2013, CBOE and C2 entered into a Consent Order under which the Company was censured, ordered to cease and desist from violating certain sections of the Securities Exchange Act, paid a fine of $6 million and agreed to complete certain undertakings. The Company expects to implement the undertakings within the time frame allotted in the Consent Order. Other expense for the three months ended June 30, 2013 included an expense of $1.0 million related to the penalty. In 2012, the Company recorded an expense of $5.0 million related to this matter.

Transactions Impacting our Financial Performance for the Three Months Ended June 30, 2013

On May 23, 2013, the Company, granted shares of restricted stock to each of the non-employee members of the board of directors in connection with the service and the incoming Chief Executive Officer and President and Chief Operating Officer, in connection with their new positions. The grant to the Chief Executive Officer and President and Chief Operating Officer totaled $2.5 million, of which 50% vested upon grant. In addition, the Company recorded accelerated stock-based compensation to recognize the remaining value of stock grants awarded to employees in its regulatory division who will no longer receive stock-based compensation.

Operating Revenues

Total operating revenues for the three months ended June 30, 2013 were $150.8 million, an increase of $18.2 million, or 13.7%, compared with the same period in 2012. The following summarizes changes in total operating revenues for the three months ended June 30, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$106.1	$94.9	$11.2	11.8%
Access fees	15.0	16.1	(1.1)	(6.8)%
Exchange services and other fees	9.3	7.9	1.4	17.8%
Market data fees	5.7	6.4	(0.7)	(11.0)%
Regulatory fees	10.5	4.1	6.4	156.9%
Other revenue	4.2	3.2	1.0	31.3%
Total operating revenues	$150.8	$132.6	$18.2	13.7%

Transaction Fees

Transaction fees increased 11.8% to $106.1 million for the three months ended June 30, 2013, compared with $94.9 million for the same period in 2012. This increase was due to an increase of 6.4% in average revenue per contract and an increase of 4.9% in total trading volume. As described more fully under "Average Revenue Per Contract." The increase in average revenue per contract resulted primarily from a shift in the mix of trading volume, with contracts carrying the highest rate per contract,index options and futures contracts, accounting for 34.7% of trading volume during the second quarter of 2013 compared with 28.0% in the second quarter of 2012.

Our share of total exchange-traded options contracts decreased to 27.4% from 29.0% in the prior year period. Trading volume and mix of products traded are impacted by many factors. These factors include: macroeconomic events, market volatility, regulatory actions or considerations, availability of capital, competition, number of trading days in the period and seasonality.

Average revenue per contract, discussed in greater detail below, is impacted by volume-based incentive programs, mix of products traded and the percentage of trading volume executed by customers as compared to professionals, market-makers, clearing trading permit holders and broker-dealers. The implementation of fee changes, which may increase or decrease our average revenue per contract, is primarily to ensure that we are competitive in the options marketplace and to ultimately improve and continue to drive order flow to our exchanges. We cannot predict the trading patterns of exchange participants, which may be based on factors outside of our control, but we plan to continue to price our products at levels that are competitive in our markets.

The following summarizes transaction fees by product for the three months ended June 30, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$9.2	$15.6	$(6.4)	(41.0)%
Indexes	66.7	53.4	13.3	24.9%
Exchange-traded products	12.5	16.4	(3.9)	(23.7)%
Total options transaction fees	88.4	85.4	3.0	3.5%
Futures	17.8	9.5	8.3	87.8%
Total transaction fees	$106.2	$94.9	$11.3	11.9%

Trading Volume

Our average daily trading volume for the three months ended June 30, 2013 was 4.96 million contracts, up 3.2% compared with 4.80 million contracts for the same period in 2012. Trading volume in our index products, which generates our highest options average revenue per contract, increased 25.2% and futures trading volume increased 95.6%, primarily driven by increased trading volume in VIX futures contracts. The Company experienced an increase in exchanged-traded products of 14.8% and a decrease in equities of 19.3%. Total trading days for the three months ended June 30, 2013 and 2012 were sixty-four and sixty-three, respectively.

The following summarizes changes in total trading volume and average daily trading volume ("ADV") by product for the three months ended June 30, 2013 compared to the same period in 2012.

	2013		2012		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	102.1	1.60	126.5	2.01	(19.3)%	(20.5)%
Indexes	98.8	1.54	78.9	1.25	25.2%	23.2%
Exchange-traded products	105.0	1.64	91.4	1.45	14.8%	13.1%
Total options contracts	305.9	4.78	296.8	4.71	3.1%	1.5%
Futures contracts	11.5	0.18	5.9	0.09	95.6%	93.5%
Total contracts	317.4	4.96	302.7	4.80	4.9%	3.2%

The following provides the percentage of volume by product category for the three months ended June 30, 2013 and 2012.

	2013	2012
Equities	32.2%	41.8%
Indexes	31.1%	26.1%
Exchange-traded products	33.1%	30.2%
Futures	3.6%	1.9%
Total	100.0%	100.0%

Average Revenue Per Contract

The average revenue per contract was $0.334 for the three months ended June 30, 2013, an increase of 6.4% compared with $0.314 for the same period in 2012. Average revenue per contract represents transaction fees divided by total contracts cleared. A shift in product mix towards our higher average revenue per contract contributed to the increase in average revenue per contract.

The following summarizes average revenue per contract by product for the three months ended June 30, 2013 compared to the same period in 2012.

	2013	2012	Percent Change
Equities	$0.090	$0.123	(26.8)%
Indexes	0.675	0.677	(0.3)%
Exchange-traded products	0.119	0.180	(33.9)%
Total options average revenue per contract	0.289	0.288	0.3%
Futures	1.544	1.607	(3.9)%
Total average revenue per contract	$0.334	$0.314	6.4%

Certain factors contributed to the increase in total average revenue per contract for the three months ended June 30, 2013 compared to the same period in 2012. These include:

•
Product mix—The increase in the average revenue per contract reflects a shift in the volume mix by product. Index options and futures accounted for 31.1% and 3.6% of total trading volume, respectively, as compared to 26.1% and 1.9% in the prior year period. Index options generated total revenue per contract of $0.675 representing the highest options average revenue per contract, while futures generate our highest total average revenue per contract of $1.544.

•
Index options and VIX futures contracts— For the three months ended June 30, 2013 as compared to the same period in 2012, we experienced increases in total trading volume in SPX options, VIX options and VIX futures, of 23.2%, 29.7% and 95.6%, respectively.

•
Rate structure — Our rate structure includes sliding scales, volume discounts, volume incentive programs and caps on fees as part of our effort to increase liquidity and market share in multiply-listed options and, to a lesser extent, on our proprietary products. The Company believes the rate of decline of the average rate per contract on equity and ETP options has decreased over the last three months and, as a result, while difficult to predict with any certainty, we expect the average rate per contract for these products, in the near term, to approximate the average rate per contract for three months ended June 30, 2013, assuming similar volume levels.

At June 30, 2013, there were approximately one hundred clearing firms, two of which cleared a combined 47% of our billings collected through the OCC for the three months ended June 30, 2013. The next largest clearing firm accounted for approximately 6% of our billings collected through the OCC. No one Trading Permit Holder using the clearing services of the top two clearing firms represented more than 17% of revenue collected through the OCC in the three months ended June 30, 2013 or 2012 for the respective clearing firm. Should a clearing firm withdraw, we believe the Trading Permit Holder portion of that firm’s trading activity would likely transfer to another clearing firm.

The two largest clearing firms mentioned above clear the majority of the market-maker sides of transactions at CBOE, C2 and all other U.S. options exchanges. If either of these firms were to withdraw from the business of market-maker clearing and market-makers were unable to make new clearing arrangements, this could create significant disruption to the U.S. options markets, including ours.

Access Fees

Access fees for the three months ended June 30, 2013 and 2012 were $15.0 million and $16.1 million, respectively. On May 1, 2013, the Company introduced new credit and rebate programs for access fees that contributed to the decline in access fees as compared to the prior year period. Additionally, we lowered both the fee and pricing for monthly trading permits under the market-maker trading permit sliding scale and we experienced a decline in trading permits which we believe reflects market conditions, including a reduced demand for bandwidth.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended June 30, 2013 increased 17.8% to $9.3 million from $7.9 million for the same period in 2012. The increase was primarily due to the introduction of a network access option offered in connection with the Company's data center move to New Jersey.

Market Data Fees

Market data fees decreased 11.0% for the three months ended June 30, 2013 to $5.7 million from $6.4 million for the same period in 2012. Market data fees represent income derived from OPRA as well as the Company’s market data services. Revenue from OPRA and the Company's market data services for the three months ended June 30, 2013 totaled $2.9 million and $2.8 million and, for the same period in 2012, totaled $4.0 million and $2.4 million, respectively. OPRA income is allocated based on each exchange's share of total cleared options transactions. The Company’s share of total cleared options transactions decreased to 20.9% from 24.4% for the same period in 2012 resulting in a decrease in OPRA income of $1.1 million for three months ended June 30, 2013. Revenue generated from the Company's market data services, which provide current and historical options and futures data, increased $0.4 million primarily due to an increase in subscribers to CBOE Streaming Markets and other market data services and an increase in subscriber rates.

Regulatory Fees

Regulatory fees for the three months ended June 30, 2013 increased to $10.5 million from $4.1 million for the same period in 2012. The increase in regulatory fees primarily resulted from CBOE increasing its options regulatory fee rate in January 2013, C2 implementing an options regulatory fee in August 2012 and higher Trading Permit Holder customer volume industry-wide as compared to the same period in 2012.

The Company's regulatory fees are primarily based on the number of customer contracts traded throughout the listed United States options industry. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

Other Revenue

Other revenue increased $1.0 million for the three months ended June 30, 2013 to $4.2 million from $3.2 million for the same period in 2012. The increase was primarily due to increases in revenue generated from licensing of VIX methodology and regulatory services provided to other exchanges.

Operating Expenses

Total operating expenses increased $8.9 million, or 13.4%, to $75.4 million for the three months ended June 30, 2013 from $66.5 million for the same period in 2012. This increase was primarily due to higher employee costs, royalty fees and other expenses.

The following summarizes changes in operating expenses for the three months ended June 30, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$31.2	$25.3	$5.9	23.3%
Depreciation and amortization	8.6	8.3	0.3	3.6%
Data processing	4.6	4.9	(0.3)	(6.1)%
Outside services	9.6	9.3	0.3	3.2%
Royalty fees	14.5	12.0	2.5	20.8%
Trading volume incentives	0.9	1.2	(0.3)	(25.5)%
Travel and promotional expenses	2.6	3.3	(0.7)	(21.2)%
Facilities costs	1.3	1.2	0.1	8.2%
Other expenses	2.1	1.0	1.1	114.3%
Total operating expenses	$75.4	$66.5	$8.9	13.4%

Employee Costs

For the three months ended June 30, 2013, employee costs were $31.2 million, or 20.7% of total operating revenues, compared with $25.3 million, or 19.1% of total operating revenues, for the same period in 2012. This represented an increase of $5.9 million, or 23.3%, from the prior period. The increase was primarily attributed to increases in stock-based compensation expense of $3.2 million, incentive compensation of $1.0 million, which is aligned with the Company's performance targets, and an increase in salaries of $1.0 million resulting from increases in staffing, primarily for regulatory functions.

The increase in stock-based compensation of $3.2 million for the three months ended June 30, 2013, included $1.4 million related to the transition of management that occurred on May 23, 2013 and the acceleration of stock-based compensation of $0.8 million to recognize the remaining value of stock grants awarded to employees in its regulatory division. The regulatory division will cease to be eligible for equity based compensation.

Royalty Fees

Royalty fees for the three months ended June 30, 2013 were $14.5 million compared with $12.0 million for the same period in 2012, an increase of $2.5 million. The increase is primarily due to higher trading volume in licensed index products and an increase in royalty rates as a result of the amendment the Company executed with S&P OPCO LLC, which provides new pricing terms, effective as of March 8, 2013.

Travel and Promotional Expenses

Travel and promotional expenses for the three months ended June 30, 2013 were $2.6 million compared with $3.3 million for the same period in 2012, a decrease of $0.7 million. The decrease was primarily due to lower advertising expenses and expenses related to other miscellaneous events.

Other Expenses

For the three months ended June 30, 2013, other expenses were $2.1 million compared with $1.0 million for the same period in 2012, an increase of $1.1 million. The increase was primarily due to an additional amount of $1.0 million recognized by the Company (in addition to the $5.0 million already recognized) with respect to the monetary penalty levied against CBOE by the SEC related to the Consent Order regarding CBOE's and C2's compliance as self-regulatory organizations under the federal securities laws. CBOE and C2 entered into a Consent Order with the SEC for the resolution of this matter in June 2013. See Part II, Item 1 (Legal Proceedings) for additional information.

Operating Income

As a result of the items above, operating income for the three months ended June 30, 2013 was $75.4 million compared to $66.1 million for the same period in 2012, an increase of $9.3 million.

Income before Income Taxes

Income before income taxes for the three months ended June 30, 2013 was $74.9 million compared to $65.7 million for the same period in 2012, an increase of $9.2 million.

Income Tax Provision

For the three months ended June 30, 2013, the income tax provision was $28.7 million compared to $27.2 million for the same period in 2012. The effective tax rate was 38.4% and 41.4% for the three months ended June 30, 2013 and 2012, respectively. The decrease in effective tax rate for the three months ended June 30, 2013 compared to the prior year period was the result of the recognition of discrete items and the benefit of a lower apportionment in Illinois.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended June 30, 2013 was $45.5 million compared to $37.9 million for the same period in 2012, an increase of $7.6 million. Basic and diluted net income per share allocated to common stockholders were $0.52 and $0.44 for the three months ended June 30, 2013 and 2012, respectively.

Six Months Ended June 30, 2013 compared to the six months ended June 30, 2012

Overview

The following summarizes changes in financial performance for the six months ended June 30, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$293.5	$253.9	$39.6	15.6%
Total operating expenses	148.7	130.4	18.3	14.0%
Operating income	144.8	123.5	21.3	17.2%
Total other expense	(1.2)	(0.9)	(0.3)	34.6%
Income before income taxes	143.6	122.6	21.0	17.1%
Income tax provision	55.1	50.7	4.4	8.7%
Net income	$88.5	$71.9	$16.6	23.1%
Net income allocated to common stockholders	$87.3	$70.8	$16.5	23.3%
Operating income percentage	49.3%	48.6%
Net income percentage	30.2%	28.3%
Diluted net income per share allocated to common stockholders	$1.00	$0.81

•	The Company’s market share of total exchange traded options contracts was 26.4% for the six months ended June 30, 2013 compared with 28.6% for the same period in 2012.

•	Total operating revenues increased primarily due to higher transaction fees, exchange services and other fees and regulatory fees.

•	Total operating expenses increased primarily due to higher employees costs, outside services and royalty fees, partially offset by lower trading volume incentives.

Operating Revenues

Total operating revenues for the six months ended June 30, 2013 were $293.5 million, an increase of $39.6 million, or 15.6%, compared with the same period in 2012. The following summarizes changes in total operating revenues for the six months ended June 30, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$205.2	$179.7	$25.5	14.2%
Access fees	30.7	32.1	(1.4)	(4.4)%
Exchange services and other fees	18.4	15.3	3.1	20.3%
Market data fees	11.3	12.7	(1.4)	(11.0)%
Regulatory fees	20.1	8.8	11.3	128.8%
Other revenue	7.8	5.3	2.5	47.6%
Total operating revenues	$293.5	$253.9	$39.6	15.6%

Transaction Fees

Transaction fees increased 14.2% to $205.2 million for the six months ended June 30, 2013, compared with $179.7 million for the same period in 2012. This increase was largely due to a 19.2% increase in average revenue per contract partially offset by a 4.3% decline in total trading volume. Transaction fees accounted for 69.9% and 70.8% of total operating revenues for the six months ended June 30, 2013 and 2012, respectively.

The following summarizes transaction fees by product for the six months ended June 30, 2013 and 2012.

	2013	2012	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$22.7	$31.5	$(8.8)	(27.9)%
Indexes	127.0	101.3	25.7	25.4%
Exchange-traded products	22.8	30.4	(7.6)	(24.9)%
Total options transaction fees	172.5	163.2	9.3	5.7%
Futures	32.7	16.5	16.2	98.5%
Total transaction fees	$205.2	$179.7	$25.5	14.2%

Trading Volume

Our average daily trading volume for the six months ended June 30, 2013 was 4.67 million contracts, down 3.5% compared with 4.84 million for the same period in 2012. The Company continued to experience significant growth in futures, primarily driven by trading growth in VIX futures, and index options while volume decreased in multiply-listed options products (equities and exchange-traded products). Total trading days for the six months ended June 30, 2013 and 2012 were one hundred twenty-four and one hundred twenty-five, respectively.

The following summarizes changes in total trading volume and ADV by product for the six months ended June 30, 2013 compared to the same period in 2012.

	2013		2012		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	198.3	1.60	270.3	2.16	(26.6)%	(26.1)%
Indexes	188.8	1.52	151.7	1.21	24.5%	25.5%
Exchange-traded products	171.4	1.38	173.3	1.39	(1.1)%	(0.3)%
Total options contracts	558.5	4.50	595.3	4.76	(6.2)%	(5.5)%
Futures	20.8	0.17	10.0	0.08	107.4%	109.2%
Total contracts	579.3	4.67	605.3	4.84	(4.3)%	(3.5)%

The following provides the percentage of volume by product category for the six months ended June 30, 2013 and 2012.

	2013	2012
Equities	34.2%	44.7%
Indexes	32.6%	25.1%
Exchange-traded products	29.6%	28.6%
Futures	3.6%	1.6%
Total	100.0%	100.0%

Average Revenue Per Contract

The average revenue per contract was $0.354 for the six months ended June 30, 2013, an increase of 19.2% compared with $0.297 for the same period in 2012. The following summarizes average revenue per contract by product for the six months ended June 30, 2013 compared to the same period in 2012.

	2013	2012	Percent Change
Equities	$0.115	$0.117	(1.7)%
Indexes	0.673	0.668	0.7%
Exchange-traded products	0.133	0.176	(24.4)%
Total options average revenue per contract	0.309	0.274	12.8%
Futures	1.577	1.644	(4.1)%
Total average revenue per contract	$0.354	$0.297	19.2%

Factors contributing to the increase in total average revenue per contract for the six months ended June 30, 2013 compared to the same period in 2012, included our rate structure and mix of products traded.
Access Fees

Access fees for the six months ended June 30, 2013 and 2012 were $30.7 million and $32.1 million, respectively. The decrease in access fees was primarily due to fee adjustments for market-maker trading permits implemented in May 2013 and fewer market-maker trading permits.

Exchange Services and Other Fees

Exchange services and other fees for the six months ended June 30, 2013 increased 20.3% to $18.4 million from $15.3 million for the same period in 2012. The increase was primarily due to the introduction of a network access option offered in connection with the Company's data center move to New Jersey.

Market Data Fees

Market data fees decreased 11.0% for the six months ended June 30, 2013 to $11.3 million from $12.7 million for the same period in 2012. OPRA and the Company's market data services for the six months ended June 30, 2013 and 2012, were $5.7 million and $5.6 million and $8.2 million and $4.5 million, respectively. The Company’s share of OPRA income for the six months ended June 30, 2013 decreased to 19.9% from 25.9% for the same period in 2012 resulting in lower OPRA income of $2.5 million. Revenue generated from the Company's market data services increased $1.1 million resulting from an increase in subscribers and other market data services.

Regulatory Fees

Regulatory fees increased 128.8% for the six months ended June 30, 2013 to $20.1 million from $8.8 million for the same period in 2012. The increase is primarily due to fee increases and implementation and higher Trading Permit Holder customer volume industry-wide as compared to the same period in 2012.

Other Revenue

Other revenue increased $2.5 million for the six months ended June 30, 2013 to $7.8 million from $5.3 million for the same period in 2012 primarily due to increases in revenue generated from the licensing of VIX products and regulatory services provided to other exchanges.

Operating Expenses

Total operating expenses were $148.7 million and $130.4 million for the six months ended June 30, 2013 and 2012, respectively. This increase was primarily due to higher employee costs, outside services, royalty fees and other expenses partially offset by lower trading volume incentives. As a percentage of operating revenues for the six months ended June 30, 2013 and 2012, operating expenses were 50.7% and 51.4%, respectively.

The following summarizes changes in operating expenses for the six months ended June 30, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$62.1	$50.6	$11.5	22.7%
Depreciation and amortization	16.9	16.6	0.3	1.8%
Data processing	9.1	9.8	(0.7)	(7.1)%
Outside services	20.7	16.4	4.3	26.2%
Royalty fees	27.7	23.2	4.5	19.4%
Trading volume incentives	1.9	3.8	(1.9)	(49.7)%
Travel and promotional expenses	4.6	5.5	(0.9)	(16.5)%
Facilities costs	2.5	2.5	—	—%
Other expenses	3.2	2.0	1.2	61.5%
Total operating expenses	$148.7	$130.4	$18.3	14.0%

Employee Costs

For the six months ended June 30, 2013, employee costs were $62.1 million, or 21.2% of total operating revenues, compared with $50.6 million, or 19.9% of total operating revenues, for the same period in 2012. This represented an increase of $11.5 million, or 22.7%. The increase was primarily attributed to higher stock-based compensation expense of $7.0 million, higher annual incentive compensation of $2.3 million and higher salaries of $1.6 million.

The increase in stock-based compensation of $7.0 million for the six months ended June 30, 2013 includes $4.0 million of accelerated stock-based compensation related to the February 2013 grant to certain executives due to provisions contained in their employment arrangements and to recognize the remaining value of stock grants awarded to employees in the Company's regulatory division, in June 2010, who are no longer eligible to receive equity based compensation.

Data Processing

Data processing expenses totaled $9.1 million and $9.8 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in data processing expenses is primarily due to decreases in hardware and software maintenance relating to the migration of the trading platform.

Outside Services

Expenses related to outside services increased to $20.7 million for the six months ended June 30, 2013 from $16.4 million in the prior-year period. The $4.3 million increase primarily resulted from higher fees for contract programmers, expenses incurred in connection with the Company's internal review of its regulatory and compliance obligations and legal proceedings.

Royalty Fees

Royalty fees for the six months ended June 30, 2013 were $27.7 million compared with $23.2 million for the same period in 2012, an increase of $4.5 million. This increase is primarily due to higher trading volume in licensed index products and an increase in royalty rates as a result of the amendment the Company executed with S&P OPCO LLC.

Trading Volume Incentives

Trading volume incentives decreased by $1.9 million to $1.9 million for the six months ended June 30, 2013 compared to $3.8 million for the same period in 2012. The decrease was primarily due to lower volume in multiply-listed options products (equities and exchange-traded products), modifications in the criteria for contracts qualifying for certain quantity-based fee waivers and adjustments to the fees paid by the Company for transactions linked to away exchanges.

Travel and Promotional Expenses

Travel and promotional expenses for the six months ended June 30, 2013 were $4.6 million compared with $5.5 million for the same period in 2012, a decrease of $0.9 million. The decrease was primarily due to lower advertising expenses and expenses related to other miscellaneous events.

Other expenses

For the six months ended June 30, 2013, other expenses were $3.2 million compared with $2.0 million or the same period in 2012, an increase of $1.2 million. The increase was primarily due to an additional amount of $1.0 million recognized by the Company (in addition to the $5.0 million already recognized) with respect to the monetary penalty levied against the Company by the SEC related to the Consent Order regarding CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws. The Company entered into a definitive agreement with the SEC staff for the resolution of this matter in June 2013. See Part II, Item 1 (Legal Proceedings) for additional information.

Operating Income

As a result of the items above, operating income for the six months ended June 30, 2013 was $144.8 million compared to $123.5 million for the same period in 2012, an increase of $21.3 million.

Income before Income Taxes

Income before income taxes for the six months ended June 30, 2013 and 2012 was $143.6 million and $122.6 million, respectively, resulting in an increase of $21.0 million.

Income Tax Provision

For the six months ended June 30, 2013, the income tax provision was $55.1 million compared to $50.7 million for the same period in 2012. The effective tax rate was 38.3% and 41.4% for the six months ended June 30, 2013 and 2012, respectively. The decrease in effective tax rate for the six months ended June 30, 2013 compared to the prior year period was the result of the recognition of discrete items and the benefit of a lower apportionment in Illinois.

Net Income

As a result of the items above, net income allocated to common stockholders for the six months ended June 30, 2013 was $87.3 million compared to $70.8 million for the same period in 2012, an increase of $16.5 million. Basic and diluted net income per share allocated to common stockholders were $1.00 and $0.81 for the years ended June 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, the Company had $207.8 million of cash and cash equivalents. Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures, actual and anticipated quarterly dividend payments and common stock repurchases under the announced program. We expect to use cash on hand at June 30, 2013 and funds generated from operations to continue to meet our 2013 cash requirements. From time to time, we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would strengthen our business in the long-term; however, if consummated these transactions may negatively impact our liquidity in the short-term.

Cash Flows

Operating Activities

Net cash flows provided by operating activities was $116.9 million and $86.7 million for the first six months of 2013 and 2012, respectively. The increase in net cash flows provided by operating activities was primarily due to an increase in working capital caused by strong operating results particularly as a result of higher transaction fees.

Net cash flows provided by operating activities was $28.3 million higher than net income for the six months ended June 30, 2013. The net increase was mainly a result of an increase in deferred revenue and other liabilities of $15.5 million, primarily due to the prepayment of transaction fees that are amortized over the year, partially offset by an increase in accounts receivable of $10.1 million and non-cash expenses of $16.9 million and $12.9 million for depreciation and amortization and stock-based compensation, respectively.

Investing Activities

Net cash flows used in investing activities were $14.2 million and $20.3 million for the six months ended June 30, 2013 and 2012, respectively. Expenditures for capital and other assets totaled $13.1 million and $19.5 million for the six months ended June 30, 2013 and 2012, respectively, primarily representing purchases of systems hardware and software. The decrease in expenditures for capital and other assets was partially offset by an increase in investments in affiliates totaling $1.1 million compared to $0.8 million in the prior year period.

Financing Activities

Net cash flows used in financing activities totaled $30.5 million and $74.2 million for the six months ended June 30, 2013 and 2012, respectively. The decrease of $43.7 million in net cash flows used in financing activities is primarily due to the Company not repurchasing stock, under the announced program, in the period as compared to stock repurchases of $49.7 million in the same period in 2012, partially offset by an increase in quarterly dividend payments of $5.3 million.

For the six months ended June 30, 2013, net cash flows used in financing activities consisted primarily of $26.6 million for the payment of quarterly dividends.

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
Share Repurchase Program

On August 2, 2011, the Company announced that its board of directors had approved a share repurchase program that authorizes the Company to purchase up to $100 million of its outstanding unrestricted common stock. On July 31, 2012, the Company announced that its board of directors had approved the repurchase of an additional $100 million of its outstanding unrestricted common stock. This authorization is in addition to any amount remaining under the August 2011 authorization. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

The Company has repurchased 3,707,424 shares of unrestricted common stock at an average cost per share of $26.09, totaling $96.7 million in purchases under the program.

The Company did not repurchase any shares under the program in the six months ended June 30, 2013.

Commercial Commitments and Contractual Obligations

The Company leases office space in downtown Chicago, Illinois for its Regulatory Services Division, in a suburb of Chicago for a remote network operations center, in New York City for certain marketing activities and in New Jersey for housing its data center, with lease terms remaining from 11 months to 49 months as of June 30, 2013. Total rent expense related to the lease obligations for the six months ended June 30, 2013 and 2012 were $1.5 million and $1.7 million, respectively.

Future minimum payments under these non-cancelable leases were as follows at June 30, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years
Operating leases	$9,026	$2,786	$4,577	$1,663
Total	$9,026	$2,786	$4,577	$1,663

In addition to the non-cancelable leases, the Company has contractual obligations related to licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements totaling $14.2 million for the next five years.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including changes in interest rates and inflation. There have been no material changes in our market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures

Disclosure controls and procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2013, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed in its Annual Report on Form 10-K for the year ended December 31, 2012, and subsequent filings with the SEC and discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of June 30, 2013, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.
Index Options Litigation
On November 15, 2006, CBOE, The McGraw-Hill Companies, Inc. ("McGraw-Hill") and CME Group Index Services, LLC (substituted for Dow Jones & Co.) ("Dow Jones") asserted claims in the Circuit Court of Cook County, Illinois against ISE and its parent company ("ISE"), seeking a declaration to prevent ISE from offering SPX and DJX options and to prevent OCC from issuing and clearing such options. ISE filed a lawsuit on November 2, 2006 in the United States District Court for the Southern District of New York (the “New York Matter”), seeking a declaration that the rights asserted by McGraw-Hill and Dow Jones are preempted by federal law. The New York action is currently pending, but has been stayed in light of the Illinois action. The Illinois court has permanently restrained and enjoined ISE from listing or providing an exchange market for the trading of SPX and DJX options and enjoined OCC from issuing, clearing or settling the exercise of such ISE options. The Illinois Appellate Court affirmed the lower court's ruling on May 25, 2012 and the Illinois Supreme Court denied ISE's appeal of this decision. The U.S. Supreme Court denied ISE's Petition for Certiorari on May 13, 2013. ISE is now seeking leave to amend its original complaint in the New York Matter.
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

Relay IP
On June 14, 2013, Relay IP filed suit against CBOE Holdings (and other entities, in independent complaints) in the United States District Court for Delaware. Relay IP alleges that CBOE Holdings infringes the patent by distributing data and/or data feeds via distribution networks, which practice multicast routing methods.
SEC Matter
On June 11, 2013, CBOE and C2 entered into a Consent Order under which they were censured, ordered to cease and desist from violating certain sections of the Securities Exchange Act, paid a fine of $6 million and agreed to complete certain undertakings. These undertakings include conducting a review of our regulatory programs, enterprise risk management and business influences on regulation, reviewing business practices to ensure compliance with the rules of the exchanges and implementing training programs for employees. The Consent Order also requires on-going certifications by the Company's Chief Executive Officer and Chief Regulatory Officer for five years following the completion of certain of the undertakings.

Item 1A. Risk Factors

Other than the risk factor listed below, there have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012.

If we are unable to execute the undertakings in the Consent Order, it may have a significant adverse impact on our business.

On June 11, 2013, CBOE and C2 entered into the Consent Order under which the Company was censured, ordered to cease and desist from violating certain sections of the Securities Exchange Act, paid a fine of $6 million and agreed to complete certain undertakings. These undertakings include conducting a review of our regulatory programs, enterprise risk management and business influences on regulation, reviewing business practices to ensure compliance with the rules of the exchanges and implement training programs for employees. The Consent Order also requires on-going certifications by the Company's Chief Executive Officer and Chief Regulatory Officer for five years. We may be subject to additional investigations or proceedings by the SEC if the SEC were to find that we did not fulfill our obligations under the Consent Order. Any investigations or proceedings, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, which could have a material adverse effect on our business results of operations or financial condition. With respect to certain of the undertakings, if the SEC staff thinks that a review completed is inadequate, it may require us to engage an independent consultant to conduct an additional review, which would cause us to incur additional expense.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The table below shows the purchases of equity securities by the Company in the three months ended June 30, 2013, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2013 – April 30, 2013	—	$—	—	$103,261,436
May 1, 2013 – May 31, 2013	—	—	—	103,261,436
June 1, 2013 – June 30, 2013	—	—	—	103,261,436
Totals	—	$—	—

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

(d) The table below reflects the purchases of unrestricted stock by the Company from employees upon vesting of such shares to satisfy employees' income tax withholding requirements by the Company in the three months ended June 30, 2013:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	—	$—	—	—
May 1, 2013 – May 31, 2013	12,783	40.54	—	—
June 1, 2013 – June 30, 2013	130,346	42.87	—	—
Totals	143,129	$—	—

(2) Reflects unrestricted common stock surrendered in the second quarter of 2013 to satisfy employees' tax obligations upon the vesting of restricted stock. These purchases were not part of the publicly announced program.

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ Edward T. Tilly
Edward T. Tilly
Chief Executive Officer (Principal Executive Officer)
Date:	August 6, 2013

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	August 6, 2013

CBOE Holdings, Inc.
Form 10-Q
Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).