Form 10-Q
period 2013-11-04
CBOE Holdings, Inc.
filed 2013-11-05
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of unrestricted common stock, as of the latest practicable date:

Class	October 25, 2013
Unrestricted Common Stock, par value $0.01	87,197,437 shares

CBOE HOLDINGS, INC.

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"CBOE Holdings," "we," "us," "our" or "the Company" refers to CBOE Holdings, Inc. and its subsidiaries.

•	"CBOE" refers to Chicago Board Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"C2" refers to C2 Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFE" refers to CBOE Futures Exchange, LLC, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.

•	"FASB" refers to the Financial Accounting Standards Board.

•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.

•	"OPRA" refers to the Options Price Reporting Authority, which is a limited liability company of member exchanges and is authorized by the SEC to provide consolidated options information.

•	"Our exchanges" refers to CBOE, C2 and CFE.

•	"SEC" refers to the U.S. Securities and Exchange Commission.

•	"SPX" refers to our S&P 500 Index exchange-traded options products.

•	"VIX" refers to the CBOE Volatility Index.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
	(unaudited)
Operating Revenues:
Transaction fees	$92,954	$86,621	$298,193	$266,341
Access fees	15,029	15,965	45,709	48,107
Exchange services and other fees	9,213	7,771	27,616	23,072
Market data fees	6,658	6,101	17,924	18,850
Regulatory fees	8,937	5,711	29,076	14,487
Other revenue	3,952	6,150	11,702	11,404
Total Operating Revenues	136,743	128,319	430,220	382,261
Operating Expenses:
Employee costs	27,951	27,166	90,025	77,756
Depreciation and amortization	8,476	8,634	25,380	25,274
Data processing	4,552	5,070	13,613	14,896
Outside services	7,938	9,075	28,606	25,510
Royalty fees	13,844	11,304	41,531	34,496
Trading volume incentives	1,207	1,423	3,128	5,248
Travel and promotional expenses	1,894	2,548	6,552	8,018
Facilities costs	1,308	1,268	3,808	3,797
Other expenses	1,146	970	4,362	2,920
Total Operating Expenses	68,316	67,458	217,005	197,915
Operating Income	68,427	60,861	213,215	184,346
Other Income/(Expense):
Investment income	21	41	42	89
Net loss from investment in affiliates	(538)	(368)	(1,754)	(1,282)
Total Other Expense	(517)	(327)	(1,712)	(1,193)
Income Before Income Taxes	67,910	60,534	211,503	183,153
Income tax provision	26,554	14,776	81,614	65,482
Net Income	41,356	45,758	129,889	117,671
Net income allocated to participating securities	(401)	(515)	(1,669)	(1,690)
Net Income Allocated to Common Stockholders	$40,955	$45,243	$128,220	$115,981
Net Income Per Share Allocated to Common Stockholders (Note 4):
Basic	$0.47	$0.52	$1.47	$1.33
Diluted	0.47	0.52	1.47	1.33
Weighted average shares used in computing income per share:
Basic	87,647	87,272	87,421	87,523
Diluted	87,647	87,272	87,421	87,523

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
	(unaudited)
Net Income	$41,356	$45,758	$129,889	$117,671

Comprehensive Income (Loss) - net of tax:
Post-retirement benefit obligation	18	15	(173)	(8)

Comprehensive Income	41,374	45,773	129,716	117,663
Comprehensive income allocated to participating securities	(401)	(515)	(1,669)	(1,690)
Comprehensive Income allocated to common stockholders	$40,973	$45,258	$128,047	$115,973

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2013 and December 31, 2012

(in thousands, except share amounts)	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$226,378	$135,597
Accounts receivable—net allowances of $344 and $340	50,131	45,666
Marketing fee receivable	8,712	5,216
Income taxes receivable	16,440	11,717
Other prepaid expenses	6,609	4,146
Other current assets	659	567
Total Current Assets	308,929	202,909
Investments in Affiliates	14,034	14,270
Land	4,914	4,914
Property and Equipment:
Construction in progress	1,713	89
Building	63,533	62,442
Furniture and equipment	269,384	263,155
Less accumulated depreciation and amortization	(265,379)	(251,642)
Total Property and Equipment—Net	69,251	74,044
Other Assets:
Software development work in progress	10,036	4,370
Data processing software and other assets (less accumulated amortization—2013, $143,782; 2012, $133,862)	33,986	38,351
Total Other Assets—Net	44,022	42,721
Total	$441,150	$338,858
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$46,985	$45,148
Marketing fee payable	9,251	5,808
Deferred revenue and other liabilities	9,131	1,084
Post-retirement benefit obligation - current	30	110
Total Current Liabilities	65,397	52,150
Long-term Liabilities:
Post-retirement benefit obligation - long-term	2,216	1,794
Income tax liability	27,788	20,857
Other long-term liabilities	3,878	3,946
Deferred income taxes	16,472	20,989
Total Long-term Liabilities	50,354	47,586
Commitments and Contingencies
Total Liabilities	115,751	99,736
Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 or December 31, 2012	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 91,845,492 issued and 87,396,837 outstanding at September 30, 2013; 91,270,274 issued and 87,271,683 outstanding at December 31, 2012	919	913
Additional paid-in-capital	87,029	67,812
Retained earnings	362,831	275,491
Treasury stock at cost – 4,448,655 shares at September 30, 2013 and 3,998,591 shares at December 31, 2012	(124,314)	(104,201)
Accumulated other comprehensive loss	(1,066)	(893)
Total Stockholders’ Equity	325,399	239,122
Total	$441,150	$338,858
 See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in thousands)	Preferred Stock	Unrestricted Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—January 1, 2013	$—	$913	$67,812	$275,491	$(104,201)	$(893)	$239,122
Cash dividends on common stock				(42,549)			(42,549)
Stock-based compensation			16,867				16,867
Adjustment related to tax benefit from stock-based compensation plan			2,356				2,356
Issuance of shares in connection with vesting of restricted stock units		6	(6)				—
Purchase of unrestricted common stock from employees to fulfill employee tax obligations					(6,136)		(6,136)
Purchase of unrestricted common stock under announced program					(13,977)		(13,977)
Net income				129,889			129,889
Post-retirement benefit obligation adjustment—net of tax						(173)	(173)
Balance—September 30, 2013	$—	$919	$87,029	$362,831	$(124,314)	$(1,066)	$325,399

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012
	(unaudited)
Cash Flows from Operating Activities:
Net income	$129,889	$117,671
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	25,380	25,274
Other amortization	86	66
Provision for deferred income taxes	(4,407)	387
Stock-based compensation	16,867	9,048
Loss on disposition of property	3	—
Loss on investment in affiliate	1,509	1,282
Impairment of investment in affiliate	245	—
Change in assets and liabilities:
Accounts receivable	(4,466)	(7,801)
Marketing fee receivable	(3,496)	(3,261)
Income taxes receivable	(4,723)	(10,053)
Prepaid expenses	(2,463)	(2,585)
Other current assets	(92)	279
Accounts payable and accrued expenses	(294)	(7,149)
Marketing fee payable	3,443	3,278
Deferred revenue and other liabilities	7,979	8,424
Post-retirement benefit obligations	(27)	(13)
Income taxes payable	6,931	6,021
Net Cash Flows provided by Operating Activities	172,364	140,868
Cash Flows from Investing Activities:
Capital and other assets expenditures	(19,767)	(26,829)
Investment in affiliates	(1,518)	(1,234)
Other	8	—
Net Cash Flows used in Investing Activities	(21,277)	(28,063)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(42,549)	(34,589)
Excess tax benefit from stock-based compensation	2,356	—
Purchase of unrestricted common stock from employees	(6,136)	(3,127)
Purchase of unrestricted common stock under announced program	(13,977)	(49,744)
Net Cash Flows used in Financing Activities	(60,306)	(87,460)
Net Increase in Cash and Cash Equivalents	90,781	25,345
Cash and Cash Equivalents at Beginning of Period	135,597	134,936
Cash and Cash Equivalents at End of Period	$226,378	$160,281
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$81,475	$69,423
Non-cash activities:
Unpaid liability to acquire equipment and software	2,887	923

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2013 and 2012
(Unaudited)

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

NOTE 3 — SHARE REPURCHASE PROGRAM

On August 2, 2011, the Company announced that its board of directors had approved a share repurchase program that authorizes the Company to purchase up to $100 million of its outstanding unrestricted common stock. On July 31, 2012, the Company announced that its board of directors had approved the repurchase of an additional $100 million of its outstanding unrestricted common stock. This authorization was in addition to any amount remaining under the August 2011 authorization. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

For the nine months ended September 30, 2013, the Company repurchased 306,300 shares of unrestricted common stock at an average cost per share of $45.63 totaling $14.0 million in purchases under the program.

Since inception of the program, the Company has repurchased 4,013,724 shares of unrestricted common stock at an average cost per share of $27.58, totaling $110.7 million in purchases under the program.

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

The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Basic EPS Numerator:
Net Income	$41,356	$45,758	$129,889	$117,671
Less: Earnings allocated to participating securities	(401)	(515)	(1,669)	(1,690)
Net Income allocated to common stockholders	$40,955	$45,243	$128,220	$115,981
Basic EPS Denominator:
Weighted average shares outstanding	87,647	87,272	87,421	87,523
Basic net income per common share	$0.47	$0.52	$1.47	$1.33

Diluted EPS Numerator:
Net Income	$41,356	$45,758	$129,889	$117,671
Less: Earnings allocated to participating securities	(401)	(515)	(1,669)	(1,690)
Net Income allocated to common stockholders	$40,955	$45,243	$128,220	$115,981
Diluted EPS Denominator:
Weighted average shares outstanding	87,647	87,272	87,421	87,523
Dilutive common shares issued under restricted stock program	—	—	—	—
Diluted net income per common share	$0.47	$0.52	$1.47	$1.33

For the nine months ended September 30, 2013, 709,344 shares of restricted stock were not included in the computation of diluted net income per common share because to do so would have an antidilutive effect.

NOTE 5 — STOCK-BASED COMPENSATION

Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.

On February 6, 2013, the Company granted 390,272 shares of restricted stock to certain officers and employees at a fair value of $34.23 per share, the closing price of the Company's stock on the grant date. The shares have a three year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. On May 23, 2013, the Company granted 83,880 shares of restricted stock, at a fair value of $40.54 per share, which included 22,212 granted to the board of directors and 61,668 shares, of which 50% vested upon grant, to the incoming Chief Executive Officer and President and Chief Operating Officer in connection with their new positions. The unvested portion of the shares granted on May 23, 2013 have a one year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the restricted stock will be forfeited if the officer, director or employee leaves the company prior to the applicable vesting date, except in limited circumstances.

For the three and nine months ended September 30, 2013 and 2012, the Company recognized $3.9 million and $3.1 million and $16.9 million and $9.0 million in stock-based compensation expense, respectively. The nine months ended September 30, 2013 and 2012 included $4.0 million and $0.2 million of accelerated stock-based compensation expense, respectively. The accelerated stock-based compensation expense, in 2013, is primarily for certain executives due to provisions contained in their employment arrangements and, in 2012, departures from the board of directors. Stock-based compensation expense is included in employee costs in the condensed consolidated statements of income.

As of September 30, 2013, the Company had unrecognized stock-based compensation of $16.9 million.  The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 17.3 months.

The activity in the Company’s restricted stock for the nine months ended September 30, 2013 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2013	835,823	$28.92
Granted	474,152	35.35
Vested	(590,422)	40.86
Forfeited	(10,209)	29.00
Unvested restricted stock at September 30, 2013	709,344	$32.04

NOTE 6 — INVESTMENTS IN AFFILIATES

At September 30, 2013 and December 31, 2012, the investments in affiliates was composed of the following (in thousands):

	September 30, 2013	December 31, 2012
Investment in OCC	$333	$333
Investment in Signal Trading Systems, LLC	11,201	11,437
Investment in IPXI Holdings, LLC	2,500	2,500
Investment in CBOE Stock Exchange, LLC	—	—
Investments in Affiliates	$14,034	$14,270

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2013 and December 31, 2012, accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Compensation and benefit-related liabilities	$17,482	$18,306
Royalties	13,282	10,529
Facilities	1,445	1,932
Legal	1,917	1,706
Accounts payable	1,911	735
Estimated liability related to SEC matter	—	5,000
Linkage	1,886	1,116
Other	9,062	5,824
Total	$46,985	$45,148

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

As of September 30, 2013 and December 31, 2012, amounts assessed by the Company on behalf of others included in current assets totaled $8.7 million and $5.2 million, respectively, and payments due to others included in current liabilities totaled $9.3 million and $5.8 million, respectively.

NOTE 9 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the nine months ended September 30, 2013 (in thousands):

	Balance at December 31, 2012	Cash Additions	Revenue Recognition	Balance at September 30, 2013
Other – net	$1,084	$5,411	$(4,672)	$1,823
Liquidity provider sliding scale (1)	—	29,232	(21,924)	7,308
Total deferred revenue	$1,084	$34,643	$(26,596)	$9,131
(1)  Liquidity providers who prepay transaction fees for the first two levels of the liquidity provider sliding scale, at a minimum, are eligible to receive reduced fees on contract volume above 2,000,000 per month. The prepayment of 2013 transaction fees totaled $29.2 million. This amount is amortized and recorded as transaction fees over the respective period.

NOTE 10 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $3.1 million and $3.2 million to the SMART Plan for the nine months ended September 30, 2013 and 2012, respectively.

Eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Each plan is a defined contribution plan that is non-qualified by Internal Revenue Code regulations. The Company contributed $1.2 million and $1.0 million to the above plans for the nine months ended September 30, 2013 and 2012, respectively.

The Company has a post-retirement medical plan for certain current and former members of senior management. The Company recorded immaterial post-retirement benefits expense for the nine months ended September 30, 2013 and 2012.

NOTE 11 — INCOME TAXES

For the three and nine months ended September 30, 2013 and 2012, the Company recorded income tax provisions of $26.5 million and $14.7 million and $81.6 million and $65.5 million, respectively. The effective tax rate for the nine months ended September 30, 2013 and 2012 was 38.6% and 35.8%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2013 compared to the prior year period is the result of the recognition of certain discrete items in 2012. The effective rate in 2012 includes the recognition of a benefit for a Section 199 deduction for U.S. production activities, which encompasses all personal property including computer software, for years ended 2008 and 2011.

As of September 30, 2013 and December 31, 2012, the Company had $25.0 million and $19.5 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions primarily from the lapse of the applicable statues of limitations during the twelve months ended September 30, 2014 are estimated to be approximately $6.4 million, not including any potential new additions.

Estimated interest costs and penalties, which are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income, were $1.0 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $1.5 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively. Accrued interest and penalties were $2.8 million and $1.4 million as of September 30, 2013 and December 31, 2012, respectively.

The Company is subject to U.S. federal tax, Illinois, New Jersey and New York state taxes and Washington D.C. taxes, as well as taxes in other local jurisdictions. The Company has open tax years from 2007 on for New York, 2008 on for federal, and 2009 on for Illinois, New Jersey and Washington, D.C. Specific line items for the 2008 tax year are being examined by the Internal Revenue Service and the Illinois Department of Revenue due to the filing by the Company of amended returns containing the recognition of certain credits and deductions. The Company's tax returns have been examined by the Internal Revenue Service through 2009 and the Illinois Department of Revenue through 2008. The Company is currently under audit by the Internal Revenue Service for 2010 and a limited issue focus examination for 2011. Additionally, the Company is under audit by the State of New York for the 2007 through 2009 tax years and the State of Illinois for the 2009 and 2010 tax years.

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$216,000	$—	$—	$216,000
Total assets at fair value at September 30, 2013	$216,000	$—	$—	$216,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$126,000	$—	$—	$126,000
Total assets at fair value at December 31, 2012	$126,000	$—	$—	$126,000

The Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired a 10.0% interest in IPXI Holdings, LLC ("IPXI") for $2.5 million in 2012. The investment, measured at fair value on a non-recurring basis, is classified as level 3 as the fair value was based on both observable and unobservable inputs.

NOTE 13 — LEGAL PROCEEDINGS

As of September 30, 2013, the end of the period covered by this report, the Company was subject to various legal proceedings and claims, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. There have been no material changes to the Legal Proceedings discussed in the Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

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

As of September 30, 2013, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

NOTE 14 — SUBSEQUENT EVENTS

The Company announced that its board of directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable December 20, 2013 to stockholders of record at the close of business on November 29, 2013.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Overview

The following summarizes changes in financial performance for the three months ended September 30, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$136.7	$128.3	$8.4	6.6%
Total operating expenses	68.3	67.5	0.8	1.3%
Operating income	68.4	60.8	7.6	12.4%
Total other expense	(0.5)	(0.3)	(0.2)	58.1%
Income before income taxes	67.9	60.5	7.4	12.2%
Income tax provision	26.5	14.7	11.8	79.7%
Net income	$41.4	$45.8	$(4.4)	(9.6)%
Net income allocated to common stockholders	$41.0	$45.2	$(4.2)	(9.5)%
Operating income percentage	50.0%	47.4%
Net income percentage	30.3%	35.7%
Diluted net income per share allocated to common stockholders	$0.47	$0.52

•	The Company’s market share of total exchange-traded options contracts was 29.7% for the three months ended September 30, 2013 compared with 28.2% for the same period in 2012.

•	Total operating revenues increased primarily due to higher transaction fees, regulatory fees and exchange services and other fees, partially offset by lower other revenue.

•	Total operating expenses increased primarily due to higher employee costs and royalty fees, partially offset by lower outside services and travel and promotional expenses.

Operating Revenues

Total operating revenues for the three months ended September 30, 2013 were $136.7 million, an increase of $8.4 million, or 6.6%, compared with the same period in 2012. The following summarizes changes in total operating revenues for the three months ended September 30, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$93.0	$86.6	$6.4	7.3%
Access fees	15.0	16.0	(1.0)	(5.9)%
Exchange services and other fees	9.2	7.8	1.4	18.6%
Market data fees	6.7	6.1	0.6	9.1%
Regulatory fees	8.9	5.7	3.2	56.5%
Other revenue	3.9	6.1	(2.2)	(35.7)%
Total operating revenues	$136.7	$128.3	$8.4	6.6%

Transaction Fees

Transaction fees increased 7.3% to $93.0 million for the three months ended September 30, 2013, compared with $86.6 million for the same period in 2012. This increase was due to an increase of 8.1% in total trading volume, partially offset by a decline in average revenue per contract of 0.6%. The decline in average revenue per contract resulted primarily from higher volume-based incentives for certain multiply-listed options (equities and exchange-traded products), mostly offset by a shift in the mix of trading volume, with contracts carrying the highest rate per contract, index options and futures contracts, accounting for 33.1% of trading volume during the third quarter of 2013 compared with 28.8% in the third quarter of 2012.

Our share of total U.S. options industry volume increased to 29.7% from 28.2% in the prior year period. Trading volume and mix of products traded are impacted by many factors. These factors include: macroeconomic events, market volatility, regulatory actions or considerations, availability of capital, competition, number of trading days in the period and seasonality.

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

The following summarizes transaction fees by product for the three months ended September 30, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$8.7	$14.6	$(5.9)	(40.3)%
Indexes	59.1	49.4	9.7	19.6%
Exchange-traded products	10.4	12.6	(2.2)	(17.2)%
Total options transaction fees	78.2	76.6	1.6	2.1%
Futures	14.8	10.0	4.8	47.2%
Total transaction fees	$93.0	$86.6	$6.4	7.3%

Trading Volume

Our average daily trading volume for the three months ended September 30, 2013 was 4.62 million contracts, up 6.4% compared with 4.34 million contracts for the same period in 2012. Trading volume in our index products increased 21.7% and futures contracts increased 51.6%, driven by higher trading volume in VIX futures. The Company experienced an increase in exchanged-traded products of 19.5% and a decrease in equities of 8.6%. Total trading days for the three months ended September 30, 2013 and 2012 were sixty-four and sixty-three, respectively.

The following summarizes changes in total trading volume and average daily trading volume ("ADV") by product for the three months ended September 30, 2013 compared to the same period in 2012.

	2013		2012		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	113.1	1.77	123.7	1.96	(8.6)%	(10.0)%
Indexes	88.2	1.38	72.5	1.15	21.7%	19.8%
Exchange-traded products	84.6	1.32	70.8	1.13	19.5%	17.6%
Total options contracts	285.9	4.47	267.0	4.24	7.1%	5.4%
Futures contracts	9.5	0.15	6.2	0.10	51.6%	49.5%
Total contracts	295.4	4.62	273.2	4.34	8.1%	6.4%

The following provides the percentage of volume by product category for the three months ended September 30, 2013 and 2012.

	2013	2012
Equities	38.3%	45.3%
Indexes	29.9%	26.5%
Exchange-traded products	28.6%	25.9%
Futures	3.2%	2.3%
Total	100.0%	100.0%

Average Revenue Per Contract

The average revenue per contract was $0.315 for the three months ended September 30, 2013, a decline of 0.6% compared with $0.317 for the same period in 2012. Average revenue per contract represents transaction fees divided by total contracts cleared.

The following summarizes average revenue per contract by product for the three months ended September 30, 2013 compared to the same period in 2012.

	2013	2012	Percent Change
Equities	$0.077	$0.118	(34.7)%
Indexes	0.669	0.682	(1.9)%
Exchange-traded products	0.123	0.177	(30.5)%
Total options average revenue per contract	0.273	0.287	(4.9)%
Futures	1.559	1.606	(2.9)%
Total average revenue per contract	$0.315	$0.317	(0.6)%

Certain factors contributed to the decline in total average revenue per contract for the three months ended September 30, 2013 compared to the same period in 2012. These include:

•
Rate structure — Our rate structure includes sliding scales, volume discounts, volume incentive programs and caps on fees as part of our effort to increase liquidity and market share in multiply-listed options and, to a lesser extent, on our proprietary products. The average rate per contract on multiply-listed options (equities and exchange-traded products) decreased 34.7% and 30.5%, respectively. These decreases resulted primarily from increases in volume-based incentives.

•
Product mix — Index options and futures accounted for 29.9% and 3.2% of total trading volume for the three months ended September 30, 2013, respectively, as compared to 26.5% and 2.3% in the prior year period. The increased trading in index options and futures contracts, which had higher average revenue per contract than equity and exchange-traded products, mostly offset the declines in average revenue per contract for equity and exchange-traded products resulting in only a modest decline in total average revenue per contract.

Clearing Firms

At September 30, 2013, there were approximately one hundred clearing firms, two of which cleared a combined 48% of our billings collected through the OCC for the three months ended September 30, 2013. The next largest clearing firm accounted for approximately 6% of our billings collected through the OCC. No one Trading Permit Holder using the clearing services of the top two clearing firms represented more than 33% of revenue collected through the OCC in the three months ended September 30, 2013 or 2012 for the respective clearing firm. Should a clearing firm withdraw, we believe the Trading Permit Holder portion of that firm’s trading activity would likely transfer to another clearing firm.

The two largest clearing firms mentioned above clear the majority of the market-maker sides of transactions at CBOE, C2 and all other U.S. options exchanges. If either of these firms were to withdraw from the business of market-maker clearing and market-makers were unable to make new clearing arrangements, this could create significant disruption to the U.S. options markets, including ours.

Access Fees

Access fees for the three months ended September 30, 2013 and 2012 were $15.0 million and $16.0 million, respectively. The decrease resulted from new credit and rebate programs implemented by the Company in 2013.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended September 30, 2013 increased 18.6% to $9.2 million from $7.8 million for the same period in 2012. The increase was primarily due to the introduction, in late 2012, of a network access option offered in connection with the Company's data center move to New Jersey.

Market Data Fees

Market data fees for the three months ended September 30, 2013 increased to $6.7 million from $6.1 million for the same period in 2012. Market data fees represent income derived from OPRA as well as the Company’s market data services. Revenue from OPRA and the Company's market data services for the three months ended September 30, 2013 totaled $3.6 million and $3.1 million and, for the same period in 2012, totaled $3.6 million and $2.5 million, respectively. OPRA income is allocated based on each exchange's share of total cleared options transactions. The Company’s share of total cleared options transactions decreased to 23.7% from 25.2% for the same period in 2012. This decrease was offset by an increase in total OPRA income resulting from the allocation of a membership fee from a new exchange that joined OPRA in August 2013 resulting in comparable revenue period over period. Revenue generated from the Company's market data services, which provide current and historical options and futures data, increased $0.6 million primarily due to an increase in subscribers to CBOE Streaming Markets and other market data services and an increase in subscriber rates.

Regulatory Fees

Regulatory fees for the three months ended September 30, 2013 increased to $8.9 million from $5.7 million for the same period in 2012. The increase in regulatory fees primarily resulted from CBOE increasing its options regulatory fee rate in January 2013, C2 implementing an options regulatory fee in August 2012 and higher customer volume for Trading Permit Holders industry-wide as compared to the same period in 2012. On September 1, 2013, CBOE lowered its options regulatory fee and C2 suspended its options regulatory fee for the remainder of 2013. If volume in the fourth quarter of 2013 is consistent with the third quarter of 2013, regulatory fees in the fourth quarter of 2013 would decrease by approximately $1.6 million as compared to the third quarter of 2013.

The Company's regulatory fees are primarily based on the number of customer contracts traded by Trading Permit Holders throughout the listed United States options industry. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

Other Revenue

Other revenue decreased $2.2 million for the three months ended September 30, 2013 to $3.9 million from $6.1 million for the same period in 2012. The decrease was primarily due to lower fines assessed to Trading Permit Holders resulting from disciplinary actions, partially offset by increases in revenue generated from licensing of the VIX methodology and from regulatory services provided to other exchanges.

Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

Operating Expenses

Total operating expenses increased $0.8 million, or 1.3%, to $68.3 million for the three months ended September 30, 2013 from $67.5 million for the same period in 2012. This increase was primarily due to higher employee costs and royalty fees, partially offset by lower outside services and travel and promotional expenses.

The following summarizes changes in operating expenses for the three months ended September 30, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$28.0	$27.2	$0.8	2.9%
Depreciation and amortization	8.5	8.6	(0.1)	(1.8)%
Data processing	4.6	5.1	(0.5)	(10.2)%
Outside services	7.9	9.1	(1.2)	(12.5)%
Royalty fees	13.8	11.3	2.5	22.5%
Trading volume incentives	1.2	1.4	(0.2)	(15.2)%
Travel and promotional expenses	1.9	2.5	(0.6)	(25.7)%
Facilities costs	1.3	1.3	—	3.2%
Other expenses	1.1	1.0	0.1	18.1%
Total operating expenses	$68.3	$67.5	$0.8	1.3%

Employee Costs

For the three months ended September 30, 2013, employee costs were $28.0 million, or 20.4% of total operating revenues, compared with $27.2 million, or 21.2% of total operating revenues, for the same period in 2012. This represented an increase of $0.8 million, or 2.9%, from the prior period. The increase was primarily attributed to increases in stock-based compensation expense of $0.8 million, incentive compensation of $1.0 million, which is aligned with the Company's performance targets, and an increase in salaries of $1.1 million resulting from increases in staffing, primarily for regulatory functions. The increases were partially offset by lower severance expenses of $2.0 million, resulting from the elimination of staff positions in 2012.

Outside Services

Expenses related to outside services decreased to $7.9 million for the three months ended September 30, 2013 from $9.1 million for the same period in 2012. This $1.2 million decrease primarily resulted from lower fees for legal proceedings.

Royalty Fees

Royalty fees for the three months ended September 30, 2013 were $13.8 million compared with $11.3 million for the same period in 2012, an increase of $2.5 million. The increase is primarily due to higher trading volume in licensed index products and an increase in royalty rates.

Travel and Promotional Expenses

Travel and promotional expenses for the three months ended September 30, 2013 were $1.9 million compared with $2.5 million for the same period in 2012, a decrease of $0.6 million. The decrease was primarily due to lower advertising expenses and expenses related to other miscellaneous events.

Operating Income

As a result of the items above, operating income for the three months ended September 30, 2013 was $68.4 million compared to $60.8 million for the same period in 2012, an increase of $7.6 million.

Income before Income Taxes

Income before income taxes for the three months ended September 30, 2013 was $67.9 million compared to $60.5 million for the same period in 2012, an increase of $7.4 million.

Income Tax Provision

For the three months ended September 30, 2013, the income tax provision was $26.5 million compared to $14.7 million for the same period in 2012. The effective tax rate was 39.1% and 24.4% for the three months ended September 30, 2013 and 2012, respectively. The effective tax rate for the three months ended September 30, 2012 included the recognition of a tax benefit for Section 199 deductions for U.S. production activities for 2008, 2011 and 2012.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended September 30, 2013 was $41.0 million compared to $45.2 million for the same period in 2012, a decrease of $4.2 million. Basic and diluted net income per share allocated to common stockholders were $0.47 and $0.52 for the three months ended September 30, 2013 and 2012, respectively.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Overview

The following summarizes changes in financial performance for the nine months ended September 30, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$430.2	$382.3	$47.9	12.5%
Total operating expenses	217.0	197.9	19.1	9.6%
Operating income	213.2	184.4	28.8	15.6%
Total other expense	(1.7)	(1.2)	(0.5)	43.5%
Income before income taxes	211.5	183.2	28.3	15.4%
Income tax provision	81.6	65.5	16.1	24.6%
Net income	$129.9	$117.7	$12.2	10.4%
Net income allocated to common stockholders	$128.2	$116.0	$12.2	10.6%
Operating income percentage	49.6%	48.2%
Net income percentage	30.2%	30.8%
Diluted net income per share allocated to common stockholders	$1.47	$1.33

•	The Company’s market share of total exchange traded options contracts was 27.5% for the nine months ended September 30, 2013 compared with 28.4% for the same period in 2012.

•	Total operating revenues increased primarily due to higher transaction fees, exchange services and other fees and regulatory fees partially offset by lower access fees and market data fees.

•
Total operating expenses increased primarily due to higher employees costs, outside services, royalty fees and other expenses partially offset by lower trading volume incentives and travel and promotional expenses.

Significant Events
On June 11, 2013, CBOE and C2 entered into a Consent Order under which the Company was censured, ordered to cease and desist from violating certain sections of the Securities Exchange Act, paid a fine of $6.0 million and agreed to complete certain undertakings. The Company expects to implement the undertakings within the time frame allotted in the Consent Order. Other expense for the nine months ended September 30, 2013 included $1.0 million related to the penalty. In the fourth quarter of 2012, the Company recorded an expense of $5.0 million related to this matter.
Operating Revenues

Total operating revenues for the nine months ended September 30, 2013 were $430.2 million, an increase of $47.9 million, or 12.5%, compared with the same period in 2012. The following summarizes changes in total operating revenues for the nine months ended September 30, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$298.2	$266.3	$31.9	12.0%
Access fees	45.7	48.1	(2.4)	(5.0)%
Exchange services and other fees	27.6	23.1	4.5	19.7%
Market data fees	17.9	18.9	(1.0)	(4.9)%
Regulatory fees	29.1	14.5	14.6	100.7%
Other revenue	11.7	11.4	0.3	2.6%
Total operating revenues	$430.2	$382.3	$47.9	12.5%

Transaction Fees

Transaction fees increased 12.0% to $298.2 million for the nine months ended September 30, 2013, compared with $266.3 million for the same period in 2012. This increase was largely due to a 12.5% increase in average revenue per contract partially offset by a 0.4% decline in total trading volume. The increase in average revenue per contract resulted from a shift in volume mix to our highest average revenue per contract products, index options and futures contracts, partially offset by higher volume-based incentives, which lowered our average revenue per contract, for multiply-listed options (equities and exchange-traded products). Transaction fees accounted for 69.3% and 69.7% of total operating revenues for the nine months ended September 30, 2013 and 2012, respectively.

The following summarizes transaction fees by product for the nine months ended September 30, 2013 and 2012.

	2013	2012	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$31.5	$46.1	$(14.6)	(31.8)%
Indexes	186.1	150.7	35.4	23.5%
Exchange-traded products	33.1	43.0	(9.9)	(22.9)%
Total options transaction fees	250.7	239.8	10.9	4.5%
Futures	47.5	26.5	21.0	79.3%
Total transaction fees	$298.2	$266.3	$31.9	12.0%

Trading Volume

Our average daily trading volume for the nine months ended September 30, 2013 was 4.65 million contracts, down 0.4% compared with 4.67 million for the same period in 2012. The Company continued to experience significant growth in futures contracts, primarily driven by trading growth in VIX futures, and index options while volume decreased in equity options. Total trading days for the nine months ended September 30, 2013 and 2012 were one hundred eighty-eight.

The following summarizes changes in total trading volume and ADV by product for the nine months ended September 30, 2013 compared to the same period in 2012.

	2013		2012		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	311.4	1.66	394.1	2.09	(21.0)%	(21.0)%
Indexes	277.1	1.47	224.1	1.19	23.6%	23.6%
Exchange-traded products	256.0	1.36	244.1	1.30	4.9%	4.9%
Total options contracts	844.5	4.49	862.3	4.58	(2.1)%	(2.1)%
Futures	30.2	0.16	16.3	0.09	86.0%	86.0%
Total contracts	874.7	4.65	878.6	4.67	(0.4)%	(0.4)%

The following provides the percentage of volume by product category for the nine months ended September 30, 2013 and 2012.

	2013	2012
Equities	35.6%	44.9%
Indexes	31.7%	25.5%
Exchange-traded products	29.3%	27.8%
Futures	3.4%	1.8%
Total	100.0%	100.0%

Average Revenue Per Contract

The average revenue per contract was $0.341 for the nine months ended September 30, 2013, an increase of 12.5% compared with $0.303 for the same period in 2012. The following summarizes average revenue per contract by product for the nine months ended September 30, 2013 compared to the same period in 2012.

	2013	2012	Percent Change
Equities	$0.101	$0.117	(13.7)%
Indexes	0.672	0.672	—%
Exchange-traded products	0.129	0.176	(26.7)%
Total options average revenue per contract	0.297	0.278	6.8%
Futures	1.571	1.629	(3.6)%
Total average revenue per contract	$0.341	$0.303	12.5%

Factors contributing to the increase in total average revenue per contract for the nine months ended September 30, 2013 compared to the same period in 2012, included:

•
Product mix — The increase in the average revenue per contract reflects a shift in the volume mix by product. Index options and futures contracts accounted for 31.7% and 3.4% of total trading volume, respectively, as compared to 25.5% and 1.8% in the prior year period. Index options generated total revenue per contract of $0.672 representing the highest options average revenue per contract, while futures contracts generate our highest total average revenue per contract of $1.571.

•
Index options and VIX futures contracts — For the nine months ended September 30, 2013 as compared to the same period in 2012, we experienced increases in total trading volume in SPX options, VIX options and VIX futures, of 20.1%, 32.0% and 85.7%, respectively.

Access Fees

Access fees for the nine months ended September 30, 2013 and 2012 were $45.7 million and $48.1 million, respectively. The decrease in access fees was primarily due to fee adjustments for market-maker trading permits implemented in May 2013 and fewer market-maker trading permits during the nine months ended September 30, 2013.

Exchange Services and Other Fees

Exchange services and other fees for the nine months ended September 30, 2013 increased to $27.6 million from $23.1 million for the same period in 2012. The increase was primarily due to the introduction of a network access option offered in connection with the Company's data center move to New Jersey.

Market Data Fees

Market data fees for the nine months ended September 30, 2013 decreased to $17.9 million from $18.9 million for the same period in 2012. OPRA and the Company's market data services for the nine months ended September 30, 2013 and 2012, were $9.3 million and $8.6 million and $11.9 million and $7.0 million, respectively. The Company’s share of OPRA income for the nine months ended September 30, 2013 decreased to 21.2% from 25.7% for the same period in 2012 resulting in lower OPRA income of $2.6 million. Revenue generated from the Company's market data services increased $1.6 million resulting from an increase in subscribers and other market data services.

Regulatory Fees

Regulatory fees for the nine months ended September 30, 2013 increased to $29.1 million from $14.5 million for the same period in 2012. The increase was primarily due to fee increases and higher customer volume industry-wide for Trading Permit Holders as compared to the same period in 2012.

Operating Expenses

Total operating expenses were $217.0 million and $197.9 million for the nine months ended September 30, 2013 and 2012, respectively. This increase was primarily due to higher employee costs, outside services, royalty fees and other expenses partially offset by lower trading volume incentives and travel and promotion. As a percentage of operating revenues for the nine months ended September 30, 2013 and 2012, operating expenses were 50.4% and 51.8%, respectively.

The following summarizes changes in operating expenses for the nine months ended September 30, 2013 compared to the same period in 2012.

	2013	2012	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$90.0	$77.8	$12.2	15.8%
Depreciation and amortization	25.4	25.3	0.1	0.4%
Data processing	13.6	14.9	(1.3)	(8.6)%
Outside services	28.6	25.5	3.1	12.1%
Royalty fees	41.5	34.5	7.0	20.4%
Trading volume incentives	3.1	5.2	(2.1)	(40.4)%
Travel and promotional expenses	6.6	8.0	(1.4)	(18.3)%
Facilities costs	3.8	3.8	—	0.3%
Other expenses	4.4	2.9	1.5	49.4%
Total operating expenses	$217.0	$197.9	$19.1	9.6%

Employee Costs

For the nine months ended September 30, 2013, employee costs were $90.0 million, or 20.9% of total operating revenues, compared with $77.8 million, or 20.3% of total operating revenues, for the same period in 2012. This represented an increase of $12.2 million. The increase was primarily attributed to higher stock-based compensation expense of $7.8 million, higher annual incentive compensation of $3.2 million and higher salaries of $2.8 million. The increases were partially offset by lower severance expenses of $2.6 million, resulting from the elimination of staff positions in 2012.

The increase in stock-based compensation of $7.8 million for the nine months ended September 30, 2013 includes $4.0 million of accelerated stock-based compensation related to the February 2013 grant to certain executives due to provisions contained in their employment arrangements and to recognize the remaining value of stock grants awarded, in June 2010, to employees in the Company's regulatory division who are no longer eligible to receive equity based compensation.

Outside Services

Expenses related to outside services increased to $28.6 million for the nine months ended September 30, 2013 from $25.5 million in the prior-year period. The $3.1 million increase primarily resulted from higher fees for contract programmers, expenses incurred in connection with the Company's internal review of its regulatory and compliance obligations and legal proceedings.

Royalty Fees

Royalty fees for the nine months ended September 30, 2013 were $41.5 million compared with $34.5 million for the same period in 2012, an increase of $7.0 million. This increase is primarily due to higher trading volume in licensed index products and an increase in royalty rates as a result of the amendment the Company executed with S&P OPCO LLC.

Trading Volume Incentives

Trading volume incentives decreased by $2.1 million to $3.1 million for the nine months ended September 30, 2013 compared to $5.2 million for the same period in 2012. The decrease was primarily due to lower volume in multiply-listed options products (equities and exchange-traded products), modifications in the criteria for contracts qualifying for certain quantity-based fee waivers and adjustments to the fees paid by the Company for transactions linked to away exchanges.

Travel and Promotional Expenses

Travel and promotional expenses for the nine months ended September 30, 2013 were $6.6 million compared with $8.0 million for the same period in 2012, a decrease of $1.4 million. The decrease was primarily due to lower advertising expenses.

Other expenses

For the nine months ended September 30, 2013, other expenses were $4.4 million compared with $2.9 million for the same period in 2012, an increase of $1.5 million. The increase was primarily due to an additional amount of $1.0 million recognized by the Company (in addition to the $5.0 million already recognized) with respect to the monetary penalty levied against the Company by the SEC related to the Consent Order regarding CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws. The Company entered into a definitive agreement with the SEC staff for the resolution of this matter in June 2013.

Operating Income

As a result of the items above, operating income for the nine months ended September 30, 2013 was $213.2 million compared to $184.4 million for the same period in 2012, an increase of $28.8 million.

Income before Income Taxes

Income before income taxes for the nine months ended September 30, 2013 and 2012 was $211.5 million and $183.2 million, respectively, resulting in an increase of $28.3 million.

Income Tax Provision

For the nine months ended September 30, 2013, the income tax provision was $81.6 million compared to $65.5 million for the same period in 2012. The effective tax rate was 38.6% and 35.8% for the nine months ended September 30, 2013 and 2012, respectively. The increase in effective tax rate for the nine months ended September 30, 2013 compared to the prior year period was the result of the prior year recognition of a discrete item, a $7.7 million benefit for a Section 199 deduction for U.S. production related to 2008 and 2011, partially offset by the benefit of a lower apportionment in Illinois.

Net Income

As a result of the items above, net income allocated to common stockholders for the nine months ended September 30, 2013 was $128.2 million compared to $116.0 million for the same period in 2012, an increase of $12.2 million. Basic and diluted net income per share allocated to common stockholders were $1.47 and $1.33 for the nine months ended September 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, the Company had $226.4 million of cash and cash equivalents. Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures, actual and anticipated quarterly dividend payments and common stock repurchases under the announced program. We expect to use cash on hand at September 30, 2013 and funds generated from operations to continue to meet our 2013 cash requirements. From time to time, we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would strengthen our business in the long-term; however, if consummated these transactions may negatively impact our liquidity in the short-term.

Cash Flows

Operating Activities

Net cash flows provided by operating activities was $172.4 million and $140.9 million for the first nine months of 2013 and 2012, respectively. The increase in net cash flows provided by operating activities was primarily due to an increase in working capital caused by strong operating results particularly as a result of higher transaction fees.

Net cash flows provided by operating activities was $42.5 million higher than net income for the nine months ended September 30, 2013. The net increase was mainly a result of an increase in deferred revenue and other liabilities of $8.0 million, primarily due to the prepayment of transaction fees that are amortized over the year, partially offset by an increase in accounts receivable of $4.5 million and non-cash expenses of $25.4 million and $16.9 million for depreciation and amortization and stock-based compensation, respectively.

Investing Activities

Net cash flows used in investing activities were $21.3 million and $28.1 million for the nine months ended September 30, 2013 and 2012, respectively. Expenditures for capital and other assets totaled $19.8 million and $26.8 million for the nine months ended September 30, 2013 and 2012, respectively, primarily representing purchases of systems hardware and software. The decrease in expenditures for capital and other assets was partially offset by an increase in investments in affiliates totaling $1.5 million compared to $1.2 million in the prior year period.

Financing Activities

Net cash flows used in financing activities totaled $60.3 million and $87.5 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease of $27.2 million in net cash flows used in financing activities is primarily due to lower repurchases of unrestricted common stock by the Company under the Company's share repurchase program. During the nine months ended September 30, 2013, the Company repurchased stock totaling $14.0 million as compared to $49.7 million in the same period in 2012. The reduction in repurchases was partially offset by an increase in quarterly dividend payments of $8.0 million.

Dividends
The Company’s expectation is to continue to pay dividends. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our board of directors deems relevant. Future credit facilities, other future debt obligations and statutory provisions may limit, or in some cases prohibit, our ability to pay dividends.
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

For the nine months ended September 30, 2013, the Company repurchased 306,300 shares of unrestricted common stock at an average cost per share of $45.63 totaling $14.0 million in purchases under the program.

Since inception of the program, the Company has repurchased 4,013,724 shares of unrestricted common stock at an average cost per share of $27.58, totaling $110.7 million in purchases under the program.

Commercial Commitments and Contractual Obligations

The Company leases office space in downtown Chicago, Illinois, in a suburb of Chicago for a remote network operations center, in New York City for certain marketing activities and in New Jersey for housing its data center, with lease terms remaining from 8 months to 139 months as of September 30, 2013. Total rent expense related to the lease obligations for the nine months ended September 30, 2013 and 2012 were $2.2 million and $2.6 million, respectively.

Future minimum payments under these non-cancelable leases were as follows at September 30, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$13,678	$2,687	$4,648	$2,067	$4,276
Total	$13,678	$2,687	$4,648	$2,067	$4,276

In addition to the non-cancelable leases, the Company has contractual obligations related to licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements totaling $13.5 million for the next five years.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2013, the end of the period covered by this report, the Company was subject to various legal proceedings and claims, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. There have been no material changes to the Legal Proceedings discussed in the Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

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

As of September 30, 2013, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

Item 1A. Risk Factors

Other than as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, there have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The table below shows the purchases of equity securities by the Company in the three months ended September 30, 2013, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013 – July 31, 2013	—	$—	—	$103,261,436
August 1, 2013 – August 31, 2013	26,000	46.82	26,000	102,044,116
September 1, 2013 – September 30, 2013	280,300	45.52	280,300	89,284,860
Totals	306,300		306,300

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

The Company purchased 546 shares of unrestricted common stock at an average price of $47.91 in the three months ended September 30, 2013 to satisfy employees' tax obligations upon the vesting of restricted stock. These purchases were not part of the publicly announced program.

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ Edward T. Tilly
Edward T. Tilly
Chief Executive Officer (Principal Executive Officer)
Date:	November 5, 2013

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 5, 2013

CBOE Holdings, Inc.
Form 10-Q
Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).