Form 10-K
period 2013-12-31
CBOE Holdings, Inc.
filed 2014-02-21
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2013, the aggregate market value of the Registrant's outstanding voting common equity held by non-affiliates was approximately $4.1 billion based on the closing price of $46.64 per share of unrestricted common stock.
The number of outstanding shares of the registrant's common stock as of February 10, 2014 was 86,483,851 shares of unrestricted common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Portions of the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders	Part III

CBOE HOLDINGS, INC.
2013 FORM 10-K

CERTAIN DEFINED TERMS
Throughout this document, unless otherwise specified or the context so requires:

•	"CBOE Holdings," "we," "us," "our" or "the Company" refers to CBOE Holdings, Inc. and its subsidiaries.

•
"CBOE" refers to (1) prior to the completion of the restructuring transaction, Chicago Board Options Exchange, Incorporated, a Delaware non-stock corporation, and (2) after the completion of the restructuring transaction, Chicago Board Options Exchange, Incorporated, a Delaware stock corporation. CBOE became a wholly-owned subsidiary of CBOE Holdings, Inc. on June 18, 2010.

•	"C2" refers to C2 Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFE" refers to CBOE Futures Exchange, LLC, a wholly-owned subsidiary of CBOE Holdings, Inc.

•
"CBSX" refers to CBOE Stock Exchange, LLC, a facility of CBOE that is 49.96% owned by CBOE. CBSX wholly owns National Stock Exchange, Inc. ("NSX"), a stock exchange and self-regulatory organization. CBSX is not a consolidated subsidiary of the Company.

•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.

•	"Consent Order" refers to the Consent order that CBOE and C2 entered into with the SEC on June 11, 2013.

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

•	"Member" or "Members" refers to, prior to the completion of the restructuring transaction, any person or organization (or any designee of any organization) that held a membership in the CBOE.

•	"Our exchanges" refers to CBOE, C2 and CFE.

•	Unless the context otherwise requires, references to "industry" or "market" refer to the U.S. exchange-traded options and/or futures industry and market.

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
Some factors that could cause actual results to differ include:

•	the loss of our right to exclusively list and trade certain index options and futures products;

•	increasing price competition in our industry;

•	compliance with legal and regulatory obligations, including our obligations under the SEC Consent Order;

•	decreases in the amount of trading volumes or a shift in the mix of products traded on our exchanges;

•	legislative or regulatory changes;

•	increasing competition by foreign and domestic entities;

•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;

•
our ability to accommodate trading volume and order transaction traffic, including increases in trading volume and order transaction traffic, without failure or degradation of performance of our systems;

•	our ability to protect our systems and communication networks from security risks, including cyber-attacks;

•	economic, political and market conditions;

•	our ability to maintain access fee revenues;

•	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;

•	our ability to attract and retain skilled management and other personnel;

•	our ability to manage our growth effectively;

•	our dependence on third party service providers; and

•	the ability of our compliance and risk management methods to effectively monitor and manage our risks.
For a detailed discussion of these and other factors that might affect our performance, see Part I, Item 1A. of this Report. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing.

PART I
Item 1.    Business
Overview
CBOE Holdings, Inc. is the holding company for Chicago Board Options Exchange, Incorporated, CBOE Futures Exchange, LLC, C2 Options Exchange, Incorporated and other subsidiaries.
The primary business of the Company is the operation of markets for the trading of listed, or exchange-traded, derivatives contracts on four broad product categories: 1) options on various market indexes (index options), 2) futures on the VIX Index and other products, 3) options on the stocks of individual corporations (equity options) and 4) options on other exchange-traded products (ETP options), such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options). The Company owns and operates three stand-alone exchanges, but reports the results of its operations in one reporting segment. CBOE is our primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single exchange is known as our Hybrid trading model. CFE, our all-electronic futures exchange, offers trading of futures on the VIX Index and other products. C2, launched in October 2010, is our all-electronic exchange that also offers trading for listed options, but with a different market model and fee structure than CBOE. All of our exchanges operate on our proprietary technology platform known as CBOE Command.
Since 1974, the first full year of trading on CBOE, we have grown from 5.6 million contracts on one exchange to 1.2 billion contracts on three exchanges in 2013, our most recent fiscal year.
Over the past five years, our overall volume has remained relatively flat, though we have experienced a shift in mix of products traded. The following chart illustrates annual contract volume across the different categories of products traded at the Company for the periods indicated:

	Annual Contract Volume
	2013	2012	2011	2010	2009
Equities	433,777,204	494,289,301	516,136,937	572,688,137	634,710,477
Indexes	372,647,443	304,339,908	320,389,993	269,989,511	222,787,514
Exchange-traded products	341,023,209	311,792,122	368,364,057	276,362,700	277,266,218
Total Options Volume	1,147,447,856	1,110,421,331	1,204,890,987	1,119,040,348	1,134,764,209
Futures	40,193,447	23,892,931	12,041,102	4,402,378	1,155,318
Total Contract Volume	1,187,641,303	1,134,314,262	1,216,932,089	1,123,442,726	1,135,919,527
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
History
CBOE was founded in 1973 as a non-stock corporation owned by its Members. CBOE was the first organized marketplace for the trading of standardized, exchange-traded options on equity securities. In 2004, CFE began operations as a futures exchange. CBOE Holdings was incorporated in the State of Delaware on August 15, 2006. In June 2010, CBOE demutualized (see "Restructuring Transaction") and CBOE, C2 and CFE became wholly-owned subsidiaries of CBOE Holdings. In October 2010, C2, the Company's all-electronic options exchange, initiated operations.
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
Upon consummation of the initial public offering, the shares of Class A and Class B common stock not converted into unrestricted common stock and sold in the initial public offering automatically converted into 44,323,803 shares of Class A-1 common stock and 44,323,803 shares of Class A-2 common stock. The Company conducted tender offers in November 2010 and purchased 12,017,895 shares of Class A-1 and Class A-2 common stock. On December 15, 2010 and June 13, 2011, respectively, each remaining share of Class A-1 and Class A-2 common stock issued and outstanding converted into one share of unrestricted common stock. As a result, as of December 31, 2011, no shares of Class A-1 or Class A-2 common stock were outstanding.
Industry
Our primary business of offering exchange-traded options and futures contracts is part of the large and growing global derivatives industry. Derivatives are financial contracts whose value is derived from an underlying asset or reference value. These underlying assets and reference values include individual stocks, stock indexes, exchange-traded funds, exchange-traded notes, debt instruments, interest rates, currencies, commodities, various benchmarks related to trading and investment strategies, economic indicators and "artificial" assets such as pollution rights. The global derivatives industry includes both exchanges and a large over-the-counter market. The most common types of derivatives are options, futures and swap contracts. These products allow for various types of risk to be isolated and transferred.
Exchange-Traded Options and Futures
Options represent a contract giving the buyer the right, but not the obligation, to buy or sell a specified quantity of an underlying security or index at a specific price for a specific period of time. Options provide investors a means for hedging, speculation and income generation, while at the same time providing leverage with respect to the underlying asset. Most options traded on U.S. securities exchanges and over-the-counter are on individual equities, market indexes and ETPs.
Futures are standardized, transferable, exchange-traded contracts that require delivery of a commodity, bond, currency, stock index or other benchmark interests at a specified price and on a specified future date, which are settled in cash on CFE. Futures exchanges may also list for trading options on futures.
Trading
In the listed options market, there are currently options contracts covering approximately 4,100 underlying stocks, indexes and ETPs, among other products. The presence of dedicated liquidity providers, including market-makers, is a key feature of the options market. Market-makers collectively provide continuous bids and offers for all listed options series. Over the past decade, trading in the options market has migrated from being primarily conducted face-to-face, or "open outcry," to being primarily electronic. As a result, many liquidity providers now operate remotely, away from the physical trading floors, and the majority of options trading volume is handled and executed electronically.
Trends
Increased Number of Competitors
Over the past ten years, the number of options exchanges has more than doubled, from five exchanges to twelve. The ability to offer multiple, differentiated market and pricing models, coupled with the relative ease of introducing new exchanges on existing technology, have led to multiple exchange operators, including CBOE, operating more than one exchange. As the business continues to expand, and offer greater margins than the equity trading business, it is possible that our competitors, or new entrants into the exchange business, could open additional new options exchanges.
Price Competition
As the number of exchange participants expands, exchanges have become much more aggressive at utilizing fees to attract business. This includes both transaction fees assessed to access liquidity and incentive programs to attract order flow. Order flow, particularly customer order flow, is the primary driver of options exchange operating results. In the past several years, the competition for this business has become increasingly fierce, with both exchanges and market-makers competing to attract this order flow. This is due in part to the concentration of the routing of customer order flow with a limited number of firms, known as consolidators, who make routing decisions based on pricing and the ability to internalize order flow. Some exchanges have structured their options businesses in partnership with established market participants and order flow providers. Others offer specific payments for order flow, in addition to any economic incentives received from market-makers and other participants.
Technology
Exchanges have invested heavily in developing technology to provide functionality and performance in order to compete in the industry. Market participants continually demand improved performance and reduced latency. They expect exchanges to provide them with opportunities for price improvement and additional functionality, including risk mitigation, processing of complex orders and maximum execution quality.
Competitive Strengths
We have established ourselves as a global leader and innovator in the options industry. We believe we are well positioned to further enhance our leadership position through several key competitive strengths:

•
Leading Brand, Reputation and Market Position.  As the original and largest U.S. options exchange, based on both contract volume and notional value and one of the largest options exchanges in the world, we have a leading brand and reputation. Our opinions and positions on industry issues are sought worldwide.

•
Innovative Products. We work closely and collaboratively with market participants to introduce new products and services to meet the evolving needs of the derivatives industry, including index options, options and futures on the VIX Index and other volatility indexes, Long-Term Equity Anticipation Securities ("LEAPS"), short duration options, including Weeklys, FLEX options and options strategy benchmark indexes.

•
Strategic Relationships. As described in more detail below, we have entered into licensing agreements with index providers under which we have rights to create volatility indexes and offer options and futures products on their indexes. See "Strategic Relationships."

•
Proprietary Technology.  We own, operate and maintain our core trading and information technology and system, which supports both screen and floor-based trading for multiple trading models, products and matching algorithms.  We also offer our Hybrid trading model on CBOE, which integrates open outcry and electronic trading into a single exchange. This offers our users a diverse pool of liquidity and the ability to execute complex strategies that may not be available on purely screen-based trading systems.

•
Experienced Management Team.  Our management team has extensive experience in the options industry, with the members of the senior management team having an average of over 25 years of experience in the options industry. In May 2013, William J. Brodsky, our former Chairman and Chief Executive Officer, became Executive Chairman, Edward T. Tilly assumed the position of Chief Executive Officer after being President and Chief Operating Officer, and Edward L. Provost assuming the title of President and Chief Operating Officer after serving as our Executive Vice President and Chief Business Development Officer. Our ability to promote from within demonstrates the talent and depth among senior management at our Company.

Growth Strategy
We believe that the derivatives industry, especially the listed options and futures industry, has significant growth potential, including through new participants and products. We expect to further expand our business and increase our revenues and profitability by pursuing the following growth strategies:

•
Develop Innovative Proprietary Products.  We intend to use licensed products and proprietary intellectual property to create proprietary products that meet the needs of the derivatives industry, both through strategic relationships and internally developed products. Specifically, we are working to increase product offerings using the proprietary VIX methodology. In 2013, we introduced options and futures on the CBOE Russell 2000 Volatility Index, and on February 13, 2014, we introduced futures on the CBOE Short-Term Volatility Index. We plan to introduce options on the CBOE Short-Term Volatility Index later in 2014 pending regulatory approval. We anticipate that our new and innovative products will help drive trading volumes by attracting new customers to our exchanges. In addition, we believe our continuing product innovations will generate increased use of our other products, in the same way that volatility products on the S&P 500 and the CBOE S&P 500 BuyWrite Index have generated additional trading activity in SPX options.

Our proprietary products are those in which we have a property right or for which we have an exclusive license. Listed options on equities and ETPs currently may be listed on all options exchanges, while trading in our proprietary products is limited to our exchanges. Thus, our proprietary products are able to support a higher revenue per contract than multiply-listed products.

•
Pursue International Opportunities. In 2013, we opened a London hub to provide European firms with a cost-efficient way to send and receive CFE data and execute trades on the exchange. We also extended the trading hours in VIX futures to allow for a post-settlement trading period (from 3:30-4:15 p.m. CT) and to coincide with European trading hours (2 -7 a.m. CT). The 2-7 am extended trading session is designed to accommodate European firms that want to establish or offset VIX Index futures positions.

We also held our second European Risk Management Conference in 2013, building on the success of both our domestic Risk Management Conference and the first European Risk Management Conference, which we held in 2012. We plan to continue pursuing international opportunities to increase trading in our products, including extending hours for trading in certain of our index options products, further expanding the hours for VIX futures trading and increasing our business development activities in Asia.

•
Offer Compelling Economic Market Model. Our fee schedule provides benefits to market participants who concentrate their overall trading activity on CBOE. We believe that our fee structure encourages market participants to increase their business at CBOE by reducing the per contract fee or increasing per contract incentives based on the attainment of certain monthly volume thresholds. CBOE has a Volume Incentive Program ("VIP") that provides payments to firms that execute volume in excess of certain volume thresholds. In February 2013, we introduced an innovative pricing model on C2 that bases fees and rebates for equity options on the spread between bids and offers, or market width. We continue to enhance the offering and educate our customers about its benefits. We regularly review and update our fee schedule to provide an industry-leading economic offering.

•
Continue to Enhance Our Trading Platform.  We recognize that the opportunity to participate in the growth of the derivatives market will be driven in great part by the trading functionality and systems capabilities that an exchange offers to market participants. We intend to use our strong in-house development capabilities and continued investment to further harden and augment the functionality and capacity of our trading systems.

•
Increase the Number of Users of Our Products. We are committed to increasing the number of users who trade our products. Specifically, we have targeted new institutional investors, including pensions and endowments, to inform about how to trade our products, especially our proprietary products. We intend to continue offering education sessions and published materials through the Options Institute. We also educate potential investors through our domestic and European Risk Management Conferences and through participation in industry events. We plan to continue these activities and look for other opportunities to grow the user base for our products.

•
Attract Over-the-Counter Market Participants.  We seek to attract participants from the over-the-counter market, including through our customizable FLEX options products and through offering products similar to those traded over-the-counter.

In addition, through a set of arrangements with S&P, we permit S&P to license the Company's proprietary indexes and index methodologies for certain purposes to securities firms and other exchanges. The Company and S&P have agreed that S&P may license one or more clearing agencies to clear over-the-counter, or OTC, options based on the S&P 500 Index that meet certain criteria, and that S&P will compensate us for any transaction cleared under such a license based on the notional value of the transaction. The Options Clearing Corporation ("OCC") plans to begin offering clearing services for these products in the second quarter of 2014.

•
Pursue Select Strategic Opportunities.  We evaluate strategic opportunities that we believe will enhance stockholder value. We specifically look for strategic opportunities beyond our current businesses that will capitalize on our core competencies and diversify our sources of revenue.

Products
Our exchanges provide a marketplace for the trading of options and futures contracts that meet criteria established in the rules of the respective exchange. The options contracts listed for trading include options on indexes, equities and ETPs. In addition, we provide marketplaces for trading futures contracts through CFE.

•
Index Options.  We offer trading in options on several different broad-based market indexes, including the VIX Index, a proprietary index that we developed, which has become a widely recognized measure of equity market volatility. The index options we list include some of the most widely recognized measures of the U.S. equities market, such as the S&P 500, the Dow Jones Industrial Average ("DJIA"), the NASDAQ 100 and the Russell 2000.

•
Equity Options.  We offer trading in options with terms of up to nine months on the stocks of approximately 3,000 corporations. The stocks underlying our individual equity options are listed on equity exchanges.

•
Options on ETPs.  We offer trading in options on over 500 ETFs and ETNs based on various domestic and foreign market indexes, as well as on volatility, commodities, currencies and fixed income instruments.

•
Futures.  We provide a marketplace for trading nine futures products through our wholly-owned subsidiary, CFE. To date, CFE has focused on the trading of futures using the CBOE-created VIX methodology, but also provides trading in S&P 500 Variance futures.

Weeklys
Weeklys options are options that provide expiration opportunities every week. Weeklys options can provide opportunities for investors to implement more targeted buying, selling or spreading strategies. CBOE and C2 offer Weeklys options on a number of products, including SPX. Since 2010, Weeklys options as a percentage of industry options volume have grown from 2% to 21%.
LEAPS
In addition to the standard term options offered, CBOE and C2 also offer Long-term Equity AnticiPation Securities, or LEAPS, on a number of equities, ETPs and market indexes. LEAPS are long-term options contracts that allow investors to establish positions that can be maintained for a period of up to fifteen years.
Proprietary Products
The Company has developed several of its own proprietary indexes and index methodologies. These include volatility indexes based on various broad-based market indexes (such as the S&P 500, the DJIA, the NASDAQ 100 and the Russell 2000), volatility indexes based on ETFs and individual stocks, the CBOE S&P 500 Implied Correlation Index and a series of options strategy benchmarks, including BuyWrite, PutWrite and Collar indexes based on the S&P 500 and BuyWrite indexes based on other broad-based market indexes. We have also licensed others to use some of these indexes to create products and have entered into agreements whereby we have granted to others the rights to sub-license some of these indexes. The Company generates revenue from the calculation and dissemination of over thirty real-time index values for third party licensors and from the licensing of our proprietary indexes.
Strategic Relationships
The Company has long-term business relationships with several providers of market indexes. We license their indexes as the basis for indexes, index options and other products. In some instances, these licenses provide us with the exclusive right to list certain products based on these indexes. Of particular note are the following:

•
S&P 500 and S&P 100 Indexes.  We have the exclusive right to offer options contracts on the S&P 500 Index and the S&P 100 Index as a result of a licensing arrangement with S&P OPCO LLC, which was extended in March 2013. Our license with S&P OPCO LLC is through December 31, 2033, with an exclusive license to trade options on the S&P 500 Index through Decmber 31, 2032. We are also authorized to use the S&P 500 Index and S&P 100 for the creation of CBOE volatility indexes, such as VIX, and tradable products on those volatility indexes.

•
DJIA.  We have the exclusive right during standard US trading hours to offer options contracts on the Dow Jones Industrial Average ("DJIA") and certain other Dow Jones indexes through December 31, 2017 as a result of a licensing arrangement with S&P Dow Jones Indices, LLC. We are also authorized to use these indexes to create CBOE volatility indexes and trade options, futures and other products on these indexes.

•
Russell Indexes.  We are able to offer options contracts on the Russell 2000 and certain other Russell indexes through December 31, 2013 as a result of a licensing arrangement with Frank Russell Co. We are also authorized to create RVX, a volatility index based on the Russell 2000, and offer options, futures and other products for trading on this index.

•
NASDAQ 100.  We have a non-exclusive right to offer options contracts on the NASDAQ 100 Index through December 2015 as a result of a licensing arrangement with NASDAQ OMX Group, Inc. Under this license, we were authorized to create VXN, a volatility index on the NASDAQ 100, and offer options, futures or other products on this index.

Options Exchanges' Market Participants
As discussed in more detail below, our options exchanges are designed to provide reliable, orderly, liquid and efficient marketplaces for the trading of options by market participants. Our options exchanges operate quote-driven auction markets that involve a number of different market participants.
Trading Permit Holders
Purchasing a monthly Market-Maker Trading Permit (CBOE, C2), Electronic Access Permit (CBOE, C2) or Floor Broker Trading Permit (CBOE) for the respective exchange conveys "Trading Permit Holder" status on that exchange to the permit holder.
A Trading Permit Holder on one of our options exchanges is allowed to enter orders and quotes into the trading system for that exchange. Trading Permit Holder entities can execute trades for their own accounts, for clearing firm accounts, for the accounts of other permit holders or for the accounts of customers.
Applicants for Trading Permit Holder Status
Applicants for Trading Permit Holder status must have adequate financial resources and credit to assume the responsibilities and privileges of Trading Permit Holder status. All Trading Permit Holders must agree to abide by the rules and regulations of the applicable exchange. Additionally, they must comply with the provisions of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations issued by the SEC.
Our Regulatory Services Division is the investigative arm of our exchanges with regard to compliance with exchange rules. Trading Permit Holders who are found to have violated a rule can be subject to sanctions such as fines, trading suspensions and/or expulsion from the particular exchange.
Options Trading Permits:

•
Market-Maker Trading Permits (CBOE, C2)—As discussed in more detail under "Participant Roles," a Market-Maker Trading Permit entitles the holder to act as a market-maker, DPM, eDPM or LMM on the respective exchange, if applicable on such exchange. This permit provides an appointment credit of 1.0 (which is a measure of how many classes the Trading Permit Holder can quote), a quoting and order entry bandwidth allowance, up to three logins and trading floor access. Quoting in all classes listed on CBOE requires a minimum of thirty-three permits and an additional tier appointment must be obtained in order for a market-maker to act as a market-maker in any of SPX options, VIX options or SPXpm options.

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

Participant Roles
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

•
Lead Market-Maker, or LMM.  An LMM is a market-maker that assumes special obligations with respect to providing electronic and/or open outcry quotes for specific options classes at CBOE. Currently, LMMs are utilized in SPX options and S&P 100 Index options, and as open outcry quote providers in certain classes where an off-floor DPM is providing electronic markets only. Other than in SPX, the LMMs receive participation rights in electronic and/or open outcry trading. Participation rights guarantee LMMs a minimum share of each trade for which they are on the best market. In SPX, LMMs do not receive participation rights, and four LMMs are appointed to quote simultaneously each expiration cycle.

•
Floor Broker.  An individual who represents orders on the CBOE trading floor as an agent is known as a floor broker. Floor brokers generally do not trade for their own account and do not receive any margin relief. They generate revenue by charging commissions to their customers for their services. A floor broker may represent orders for his firm's proprietary account in accordance with CBOE rules.

•
Designated Primary Market-Maker, or DPM.  A DPM is a market-maker firm that has been assigned responsibilities in certain options classes at CBOE. DPMs are obligated to provide continuous quotes in their appointed classes but at a higher standard than that of regular market-makers. DPMs are expected to participate in business development efforts to attract business to CBOE for their appointed classes. DPMs also are granted participation rights in their appointed classes.

•
Electronic Designated Primary Market-Maker, or eDPM.  An eDPM is a market-maker on CBOE that has been assigned responsibilities similar to a DPM but only operates remotely, not on the trading floor. They also are granted participation rights in their appointed classes but at a lower level than that of DPMs, reflecting their slightly lesser obligations. eDPMs serve to supplement the role of the DPM and are also motivated to engage in business development efforts in their appointed classes. As of February 3, 2014, CBOE no longer offers the eDPM program.

•
Electronic Access Permits.  Firms that do not have any of the specified roles above have electronic access permits. These may include clearing TPHs; TPHs approved to transact business with the public; proprietary TPHs; and order service firm.

Several of the functions described above, namely, market-maker, DPM, eDPM and LMM, are often grouped together as "liquidity providers." This name refers to the fact that they all provide liquidity to the options market through their various obligations to provide to the marketplace two-sided quotes at which they are obligated to trade. Any of these liquidity providers may be designated as a preferred market-maker by a member firm routing an order to CBOE. The preferred market-maker is afforded a participation right on specific orders provided that he or she meets certain other requirements with respect to the relevant options class and quoting obligations.
CFE Market Participants
Parties are required to apply and be approved as CFE Trading Privilege Holders and obtain a CFE trading permit in order to have trading privileges on CFE. Trading Privilege Holders on CFE are allowed to enter orders into CFE's trading system and can execute trades for their own accounts or for the accounts of customers.
Under its rules, CFE has the authority to establish market-maker programs and appoint one or more DPMs, LMMs or market-makers.  However, CFE does not have a DPM, LMM or market-maker program in VIX futures.
Market Model
Algorithms
At the core of the market model on all of our exchanges are matching algorithms, which are the means by which trades are executed and allocated to market participants. Our technology and the rules of our exchanges provide for a variety of different algorithms for matching buyers and sellers. Our options trading systems monitor the National Best Bid and Offer ("NBBO"), and orders are not executed at a price inferior to the displayed NBBO, except pursuant to limited exceptions provided in CBOE or C2's rules. We have the ability to apply different matching algorithms to different products in order to meet the needs of particular market segments. The setting of the matching algorithm affects the share of each trade that a market participant receives and is central to the opportunity and profit potential of market-makers and other liquidity providers.

•
CBOE utilizes varying matching algorithms across its listed options classes, with different combinations of customer priority, participation rights and pro-rata, modified pro-rata or price-time depending on the product.

•
C2's matching algorithm is pro-rata for ETP options classes. For equity options classes, the C2 matching algorithm is a price-time matching algorithm with customer priority and DPM participation rights.

•
The matching algorithm for VIX futures on CFE is price-time priority. CFE also offers Trade at Settlement ("TAS") transactions in VIX futures, which are aimed at helping traders even out end-of-day price exposure in VIX futures.

Orders can be routed to other marketplaces via contracted brokers for execution if a better displayed price exists elsewhere. See "Regulatory Responsibilities - Options Intermarket Linkage Plan." Details on our technological capabilities, as well as key systems offerings available to customers, are described in "Technology."

Pricing
Each of our exchanges establishes a fee schedule that, among other things, sets the transaction fee for buying or selling options or futures contracts on the exchange and access fees for accessing our exchanges. CBOE utilizes a pricing model in which transaction fees are charged to most professionals, including market-makers, but are not charged for most customer orders. CBOE also has a volume incentive program, or VIP, which pays credits to permit holders for executing certain types and levels of qualifying customer business at the exchange.
C2 uses a maker-taker pricing model for ETP options in which orders that take liquidity from the marketplace are charged a transaction fee and orders that provide liquidity to the marketplace receive a rebate. In February 2013, C2 modified its pricing model for equity options to provide that market-maker, professional, broker-dealer and firm transactions are charged fees based on the width of the market.
CFE utilizes a pricing model in which transaction fees vary depending on the type of market participant on whose behalf a trade is made and on whether the trade is executed through CFE’s trading system, or is a block trade or exchange of contract for a related position transaction. CFE also offers a Day Trade Fee Program that provides rebates on trades that qualify for the program.
Each of the exchanges also currently charges a fee for trading permits that allow access to our exchanges. Beginning in 2013, CBOE implemented a sliding scale for all Market-Maker Trading Permits held by affiliated Trading Permit Holders and TPH Organizations that are used for appointments in any options classes other than SPX,
Competition
CBOE is the largest options exchange in the U.S. based on both total contract volume and notional value of contracts traded. The market share for all options traded on U.S. exchanges over the past five years for CBOE and C2, combined, has ranged from 26.4% to 31.4% annually. For 2013, our market share was 27.9%.
The U.S. options industry is extremely competitive and the competition has intensified. We expect this trend to continue. We compete with a number of entities on several different fronts, including the cost, quality and speed of our trade execution, the functionality and ease of use of our trading platform, the range of our products and services, our technological innovation and adaption and our reputation. There are ten other U.S. options exchanges that are our primary direct competitors, including ISE, NASDAQ OMX NOM, NASDAQ OMX PHLX, NYSE Amex and NYSE Arca. We also compete against futures exchanges trading similar products and other financial institutions that write over-the-counter derivatives. The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") legislation creates a type of marketplace called a Swap Execution Facility ("SEF"). SEFs serve as marketplaces for the matching of swap transactions. We also compete against futures exchanges and SEFs to attract OTC participants.
Most options on equities and ETPs listed and traded on CBOE and C2 are also listed and traded on other U.S. options exchanges. The options exchanges have been introducing new pricing models over the last few years in order to attempt to attract additional trades to their exchanges. These pricing models include traditional pricing, maker-taker, and ownership benefits. See "Trends - Price Competition."
Our competitive challenge is to persuade broker-dealers to route options orders to our exchanges rather than to our competitors and to convince liquidity providers to concentrate their market making activity on our exchanges. This is particularly true with respect to options on equities and ETPs. We compete through a variety of methods, including:

•	Offering a fee schedule that both attracts order flow and provides incentives to liquidity providers;

•	Providing advanced technology that offers broad functionality, low latency, fast execution, ease of use, scalability, reliability and security;

•	Offering participants access to a broad array of products and services, including proprietary products;

•	Offering market participants an efficient, transparent and liquid marketplace for trading options using traditional open outcry and our electronic platform, CBOE Command;

•	Offering customers a deep, liquid market with trading mechanisms to enable potential price improvement;

•	Facilitating payment for order flow through the administration of marketing fees;

•	Offering market participants potential participation rights for order flow that they direct or cause to be directed to our exchanges; and

•	Providing brokers and their customers with a complete source of information on options as well as extensive options education.
Technology
CBOE Command
CBOE Command, our in-house developed technology, supports trading on multiple exchanges: CBOE, C2, CFE, CBSX and OneChicago, LLC. The technology supports different products, different market models and multiple matching algorithms. As mentioned above, CBOE is a hybrid exchange, while C2, CFE, CBSX and OneChicago are fully electronic. We have licensed our technology for use by CBSX, an all-electronic stock trading facility of CBOE, and OneChicago, an all-electronic exchange for trading single-stock futures. In the Hybrid format, which is used on CBOE, CBOE Command provides features of screen-based and floor-based trading.
CBOE Command is a Java application with an infrastructure designed for high performance and low latency and is easily scalable for capacity and throughput. Peak message traffic rates are 1.8 million transactions per second. The architecture and implementation of the system allows for flexibility in allocation algorithms, a fully integrated complex order book and several auction mechanisms.
The platform supports a quote-driven options market model where liquidity providers have quoting obligations. Market-makers, DPMs, eDPMs and LMMs typically stream hundreds of millions of quotes into CBOE Command each day. To facilitate liquidity providers, CBOE Command has a number of internal risk controls, including Quote Lock and Quote Risk Monitor.
CBOE Command allows for a quick introduction of different types of derivative and securities products, including options, futures, options on futures and stock products. In addition, our system facilitates different trading models through the use of alternative configurations, allowing us to provide both hybrid and fully electronic market models. CBOE also offers CFLEX, our hybrid platform for trading FLexible EXchange Options, or FLEX options, built on the CBOE Command platform.
In 2012, CBOE moved its primary data center from the CBOE building in Chicago to a data center location in New Jersey to eliminate distance latency. The move also introduced enhanced versions of firm interface protocols and a complete operating system upgrade of CBOE Command from Solaris to Redhat Linux.
Hybrid Trading Model
All CBOE products trade with an electronic and open-outcry component where both are integrated to function as a single market.  Our Hybrid trading model is supported by state-of-the-art technology, including the CBOE Command trading platform. For our a.m.-settled SPX options and p.m.-settled SPX Quarterlys, certain of the electronic trading features are differently configured to better suit the needs of customers in those products and resulting in a higher rate of open-outcry trading.
CBOE market-makers stream their own individual quotes, in products other than SPX and SPXQ (where only LMMs stream quotes), into the CBOE trading engine and, if on the floor, engage in open outcry transactions in their trading crowd. Our Hybrid trading model allows CBOE to offer the best of both electronic and open outcry trading models.
Trade Match, Ticker Plant and Market Data
The Trade Match system is built on the same technology as CBOE Command. It matches trades and sends them to OCC, which settles and clears the trades. The Trade Match system provides matched trade information and post-trade allocation functionality to clearing firms and brokers through a web-based interface and an application programming interface, or API.
Both incoming and outgoing market data is vital to the operations of our exchanges and to market participants. Our ticker plant, XTP, takes in market data feeds from OPRA, CTS/CQS, NASDAQ, CME Group and other sources and disseminates the data internally to other systems on a publish/subscribe basis. XTP's most recent processing peak was 7.5 million messages per second, or MPS, inbound from OPRA, with over 14.6 billion messages per day. XTP and our Index Calculation systems allow CBOE to calculate numerous different types of indexes and add new ones as required.
Market data is sent to OPRA, CTS/CQS, NASDAQ data vendors and to Trading Permit Holders via our APIs, including FIX and CMi, CBOE Financial Network and CBOE Streaming Markets ("CSM"), described below.
Our exchanges generate valuable information regarding the prices of our products and the trading activity in our exchanges. For options, market data relating to price and size of market quotations and the price and size of trades is collected and consolidated by OPRA. OPRA disseminates the information for a fee to vendors who redistribute the data to brokers, investors and other persons or entities that use our markets or that monitor general economic conditions. After costs are deducted, the fees collected are distributed among OPRA's exchange participants based on their cleared transactions pursuant to the OPRA Plan. As of December 2013, our market data was displayed on approximately 149,000 terminals worldwide. See "Regulatory Environment and Compliance" for further information on OPRA.
Our subsidiary, Market Data Express, LLC ("MDX") sells historical options data and real-time data index values. It also provides market data through , a proprietary streaming data feed. In 2014, we plan to enhance CSM's offerings to include market depth.
Disaster Recovery
We operate and maintain geographically diverse disaster recovery facilities that essentially replicate the systems available in our primary data center for CBOE and CFE. We expect that the disaster recovery facilities can be up and running in a short period and are working with our market participants to ensure that the marketplace can be quickly reopened. We continue to work to improve both the availability of our systems and our disaster recovery facilities, including through simulation testing.
Clearing System
The OCC acts as the issuer, counterparty and guarantor for all options contracts traded on our options exchanges and other U.S. options exchanges. Upon execution of an options trade, we transmit to the OCC a record of all trading activity for clearing and settlement purposes. The OCC fulfills these same functions for futures products traded on CFE.
Regulatory Environment and Compliance
The following discussion covers the more significant areas of regulation of us by the SEC and the Commodity Futures Trading Commission ("CFTC").
Recent Developments
Laws and regulations regarding our business are frequently modified or changed, including in response to adverse financial conditions, new products, competition or at the request of market participants. The following is a summary of certain recent regulatory developments that may impact our business.
Consolidated Audit Trail ("CAT")
In 2012, the SEC directed the self-regulatory organizations, or SROs, through a new regulation, to submit a plan to create, implement and maintain a consolidated audit trail ("CAT"), which would serve as a comprehensive audit trail of orders that will allow regulators to efficiently and accurately track all activity in Regulation NMS securities in the U.S. market. The regulation requires, among other things, that, upon implementation of a plan, data be reported to a central repository the following day by each exchange and broker dealer. We are working with the other SROs to develop the plan to implement a consolidated audit trail, which is required to detail technological and compliance aspects of the plan and the costs to implement the plan, among other details. The SROs are required to submit the plan by September 30, 2014, with a phased implementation over the three years following the effectiveness of the plan. The exchanges and their participants are likely to incur significant costs related to the implementation of the consolidated audit trail requirements.
Regulation System Compliance and Integrity ("Reg SCI") and Working Group Initiatives
On March 8, 2013, the SEC proposed a new regulation, Regulation Systems Compliance and Integrity, “Reg SCI” under the Securities Exchange Act. As proposed, Reg SCI would require “SCI Entities,” which includes self-regulatory organizations like CBOE and C2, to comply with security and capacity requirements with respect to their systems and accompanying compliance procedures. The proposed regulation would replace and codify the current Automation Review Policy. Under the proposed Reg SCI, CBOE and C2 would be required to establish written policies and procedures reasonably designed to ensure that their systems have adequate integrity to ensure a resilient market in the event of a disruption. This includes, for example, each exchange ensuring that it has adequate disaster recovery facilities that are geographically diverse from the exchange’s systems. It also requires timely and substantial notification to be made to the SEC in the event an exchange experiences any system interruption or interference. The SEC has also established various working groups of exchanges to focus on improving market resiliency, including regarding regulatory halts, trade nullification and additional market protections. As proposed, Reg SCI and the other SEC mandated working group initiatives are very complex, and, as such, compliance with the final rules may require significant resources.

CFTC Core Principles
Dodd-Frank amended the core principles with which designated contract markets like CFE must comply under the Commodity Exchange Act. In 2012, the CFTC adopted a number of new regulations applicable to designated contract markets ("DCMs") in order to implement the amended core principles. These regulations related to, among other things, compliance with rules, prevention of market disruption, financial integrity of transactions, disciplinary procedures, system safeguards and financial resources. As a result, CFE implemented a number of new rules, policies and procedures in relation to these new requirements.
One aspect with respect to the amended core principles applicable to DCMs that remains pending relates to amended Core Principle 9. Core Principle 9 requires each DCM to provide a competitive, open and efficient market and mechanism for executing transactions that protects the price discovery process of trading in the DCM’s centralized market. CFTC regulations to implement Core Principle 9 remain pending and may address the extent to which a DCM may permit block trades and exchanges of derivatives for related positions in its products to occur through the DCM outside of the DCM’s centralized market. CFE cannot predict or estimate the extent to which these regulations may affect CFE or its operations.
Risk Controls
In 2013, the CFTC issued a concept release that sought public comment regarding a series of existing and potential pre-trade risk controls; post trade reports and other post-trade measures; system safeguards related to the design, testing, and supervision of automated trading systems; and additional protections designed to promote safe and orderly markets. The concept release was intended to serve as a platform for cataloguing existing industry practices, determining their efficacy and implementation to date and evaluating the need for additional measures, if any. The concept release did not include any proposed new regulations but could lead to the proposal by the CFTC of additional regulations in this regard that could impact CFE or its operations.
Agency Rulemaking Areas
In addition to the above identified areas, the SEC has been directed under Dodd-Frank to implement many new rules, both alone and in conjunction with the CFTC. These areas include portfolio margining and swap clearing and execution.
Thee SEC has proposed rules, including options fee caps and banning flash orders, that it has not acted upon. While we do not expect the SEC to take action with respect to options fee caps or banning flash orders, as these proposals are dated, if one or both of the proposals were adopted, they could cause significant changes to our market that may reduce our revenue per contract or reduce the volume of trading on our exchanges.
Compliance
Securities Industry-CBOE and C2
Federal securities laws have established a two-tiered system for the regulation of securities exchanges and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws. The second tier consists of self-regulatory organization ("SROs"), which are non-governmental entities that must register with and are regulated by the SEC. CBOE and C2 are SROs, each registered under Section 6 of the Exchange Act as a "national securities exchange" and are subject to oversight by the SEC. CBSX, which is not an SRO, is a stock trading facility of CBOE. As a facility, CBOE is responsible for the regulation of the CBSX marketplace and the following discussion of CBOE's responsibilities includes the responsibility to provide regulation for CBSX and CBOE's other facilities. In addition, National Stock Exchange, Inc. ("NSX") is a stock exchange that is a self-regulatory organization, wholly owned by CBSX. CBOE is committed to support NSX in fulfilling its self-regulatory responsibilities.
SROs in the securities industry are an essential component of the regulatory scheme of the Exchange Act for providing fair and orderly markets and protecting investors. To be registered as a national securities exchange, an exchange must successfully undergo an application and review process with the SEC prior to beginning operations. Among other things, the SEC must determine that the SRO has the ability to comply with the Exchange Act and to enforce compliance by its members and persons associated with its members with the provisions of the Exchange Act, the rules and regulations thereunder and the rules of the exchange.
In general, an SRO is responsible for regulating its members, known as TPHs at CBOE and C2, through the adoption and enforcement of rules governing the business conduct of its members. The rules of the exchange must also assure fair representation of its members in the selection of its directors and administration of its affairs and, among other things, provide that one or more directors be representative of issuers or investors and not be associated with a member of the exchange or with a broker or dealer. Additionally, the rules of the exchange must be adequate to ensure fair dealing and to protect investors and may not impose any burden on competition not necessary or appropriate in furtherance of the purposes of the Securities Exchange Act.
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
Section 19 of the Exchange Act also provides that we must submit to the SEC proposed changes to any of CBOE's or C2's rules, including revisions of their certificates of incorporation and bylaws. The SEC will typically publish the proposal for public comment, following which the SEC may approve or disapprove the proposal, as it deems appropriate. The SEC's action is designed to ensure that the CBOE's and C2's Rules and procedures are consistent with the Exchange Act and the rules and regulations under the Exchange Act. Certain categories of rule changes, like fee changes, can be effective on filing, but the SEC retains the ability to suspend or reject such filings within a prescribed period of time.
Consent Order
On June 11, 2013, CBOE and C2 entered into a Consent Order with the SEC (the "Consent Order"), under which CBOE and C2 were censured, ordered to cease and desist from violating certain sections of the Securities Exchange Act, paid a fine of $6 million and agreed to complete certain undertakings. These undertakings include conducting a review of our regulatory programs, enterprise risk management and business influences on regulation, reviewing business practices to ensure compliance with the rules of the exchanges and implementing training programs for employees. The Consent Order also requires on-going certifications by the Company's Chief Executive Officer and Chief Regulatory Officer for five years following the completion of certain of the undertakings. As of the date of this filing, CBOE and C2 have certified to their compliance with each of the undertakings that were required to be certified to within the time frames indicated in the Consent Order.
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
CFE is a designated contract market that is subject to the oversight of the CFTC and to a variety of ongoing regulatory and reporting responsibilities under the Commodity Exchange Act. As a designated contract market, CFE is required to comply with the core principles under the Commodity Exchange Act that are applicable to designated contract markets and with related CFTC regulations. CFE has surveillance and compliance operations and procedures to monitor and enforce compliance by Trading Privilege Holders with CFE rules. If CFE fails to comply with applicable laws, rules or regulations, CFE may be subject to censure, fines, cease-and-desist orders, suspension of its business, removal of personnel or other sanctions, including revocation of CFE’s designation as a contract market.
The National Futures Association ("NFA") performs many regulatory functions for CFE pursuant to a Regulatory Services Agreement with CFE. CFE retains overall responsibility for the regulation of its marketplace. CFE also remains responsible for bringing disciplinary actions against Trading Privilege Holders, including the ability to issue fines in the case of serious rule violations. In the case of financially distressed Trading Privilege Holders, CFE may take various emergency actions to protect customers, other Trading Privilege Holders and CFE. CFE is also a party to cooperative and regulatory information sharing agreements with other SROs and is a member of the Intermarket Surveillance Group, described below.
Regulatory Responsibilities
Our options exchanges are responsible for assessing the compliance of their Trading Permit Holders with the respective exchange's rules and the applicable rules of the SEC. The main activities that the exchanges engage in to measure compliance with these rules include:

•	surveillance designed to detect violations of exchange trading rules;

•	surveillance designed to detect possible manipulation and violations of other SEC rules;

•	the further investigation of matters deemed to be problematic;

•	the investigation of complaints about possible rule violations brought by customers, members or other SROs; and

•
the examination of CBOE and C2 Trading Permit Holders for compliance with rules such as those related to net capital, books and records, market access and other matters related to the Trading Permit Holders' exchange business function.

As further described below, each options exchange is also responsible for reviewing its Trading Permit Holders' activities related to the conduct of business directly with public customers, or sales practice.
In order to ensure market integrity, we regulate and monitor our Trading Permit Holders' trading activities. Providing effective regulation is important for attracting and retaining the confidence and participation of market-makers, broker-dealers and institutional and retail investors.
We expend considerable time, financial resources and effort to ensure that the exchanges' rules and regulations conform to regulatory best practices within the securities exchange industry and within the regulatory regime overseen by the SEC, our primary regulator. In order to support our efforts and those of our market participants to comply with applicable law and our options exchange rules, we have developed our own automated market surveillance systems to monitor market activity on our options exchanges and across U.S. options market.
As part of the self-regulatory process, disciplinary matters, other than minor matters covered by our Minor Rule Violation Plan, are reviewed by our Business Conduct Committee, which includes both market participants and public representatives. CBOE, C2 and CFE are participants in the Intermarket Surveillance Group ("ISG"). ISG is an international information-sharing cooperative governed by a written agreement that provides for a comprehensive surveillance sharing arrangement. In addition to the agreement for confidential information sharing, the ISG provides a framework for the coordination of regulatory efforts among exchanges trading securities, commodity futures and related products to address potential intermarket manipulations and trading abuses.
We collect certain fees derived from our regulatory function and fines in connection with our disciplinary proceedings. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from the regulatory fees and fines cannot be used for non-regulatory purposes.

Besides the provision of insider trading regulatory services by CBOE to the other U.S. options exchanges under the Options Regulatory Surveillance Authority Plan (see below), CBOE currently provides significant regulatory services under two Regulatory Service Agreements to three exchanges.
Rule 17d-2 Agreements
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
Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, which are approved by the SEC and concern the enforcement of rules applicable to all of those SROs and relating to members those SROs have in common. We have entered into Rule 17d-2 agreements under which the Financial Industry Regulatory Authority ("FINRA") is allocated responsibility for enforcing rules related to options sales practices with respect to CBOE and C2 Trading Permit Holders and insider trading rules and certain other rules with respect to CBSX Trading Permit Holders. We have entered into other Rule 17d-2 agreements that allocate responsibility to each SRO for ensuring that their allocated common members comply with rules governing expiring exercise declarations, options position limits and large options position reporting and position adjustments. Finally, we have entered into a Rule 17d-2 agreement that allocates certain responsibilities under Regulation NMS to a market participant's DEA.
ORSA Plan
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
OPRA Plan, CTA Plan and NASDAQ Unlisted Trading Privileges Plan
Like all U.S. options exchanges, CBOE and C2 are member exchanges in OPRA, a limited liability company. The OPRA limited liability company agreement sets forth a system for reporting options information that is administered by the member exchanges through OPRA, consisting of representatives of the member exchanges. OPRA is the designated securities information processor for market information that is generated through the trading of exchange-listed securities options in the U.S., and it disseminates certain core trading information, such as last sale reports and quotations. We also participate in the Consolidated Tape Association, or CTA, the Consolidated Quotation Plan, or CQ Plan, and the NASDAQ Unlisted Trading Privileges Plan, which perform analogous services for the U.S. equities market. NYSE Technologies, formerly the Securities Industry Automation Corporation, acts as the "processor" for OPRA, CTA and the CQ Plan. NASDAQ acts as the processor for the NASDAQ Unlisted Trading Plan.
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
Intellectual Property
We own or have rights to a number of intellectual property assets, including trademarks, service marks, domain names, trade names, copyrights, trade secrets and patents. While the majority of our intellectual property is protected under U.S. law, we have many intellectual property assets protected by laws in Europe, Asia and other parts of the world. We license some intellectual property assets to other entities. While we consider our intellectual property to be valued assets, we do not believe that our competitive position is wholly dependent on intellectual property. We attempt to protect our intellectual property rights, while respecting the legitimate intellectual property rights of others.
Employees
As of December 31, 2013, we employed 650 individuals. Of these employees, 259 were involved in systems development or operations, 121 were involved in direct support of trading operations and 148 were involved in regulatory activities. The remaining 122 employees provide business development, product development, education, financial, human resources, legal, planning and research, administrative and managerial support.
We have eight building engineers that are covered by a collective bargaining agreement, which expires on May 31, 2015, with the International Union of Operating Engineers Local 399, AFL-CIO. Management believes that we have strong relationships with our employees and we have never experienced a work stoppage.
Executive Officers of CBOE Holdings
Set forth below is information regarding our executive officers and certain other key employees:

Name	Age	Position
Edward T. Tilly	50	Chief Executive Officer
Edward L. Provost	61	President and Chief Operating Officer
Alan J. Dean	59	Executive Vice President, Chief Financial Officer and Treasurer
Joanne Moffic-Silver	61	Executive Vice President, General Counsel and Corporate Secretary
Gerald T. O'Connell	62	Executive Vice President and Chief Information Officer
David S. Reynolds	60	Vice President and Chief Accounting Officer
Edward T. Tilly.  Mr. Tilly is our Chief Executive Officer. He has served in that capacity since May 2013. Prior to becoming CEO, Mr. Tilly served as President and Chief Operating Officer from November 2011, and Executive Vice Chairman from August 2006 until November 2011. He was a member of CBOE from 1989 until 2006, and served as Member Vice Chairman from 2004 through July 2006. Mr. Tilly serves on the board of directors of the OCC. He holds a B.A. degree in Economics from Northwestern University.
Edward L. Provost. Mr. Provost became our President and Chief Operating Officer in May 2013. Prior to that, Mr. Provost served as Executive Vice President and Chief Business Development Officer. He served as the head of our Business Development Division since 2000 and has been employed at the Company since 1975. He holds a B.B.A. in Finance from Loyola University of Chicago and an M.B.A. from the University of Chicago Graduate School of Business.
Alan J. Dean.  Mr. Dean is our Executive Vice President, Chief Financial Officer and Treasurer. He has served in that capacity since 1988 and has been employed at the Company in the financial area since 1979. Mr. Dean serves on the board of directors of The Institute for Transfusion Medicine. He is a CPA, and he holds a B.S. degree in Accounting from Western Illinois University and an M.B.A. from Northwestern University's Kellogg Graduate School of Management.
Joanne Moffic-Silver.  Ms. Moffic-Silver is our Executive Vice President, General Counsel and Corporate Secretary. She has served in that capacity since 1997 and has been employed as an attorney at the Company since 1980. She is currently a member of the executive committee of the board of advisors of Northwestern University School of Law and a member of the Chicago Network. Ms. Moffic-Silver received her B.A. degree from the University of Wisconsin-Madison (Phi Beta Kappa). Ms. Moffic-Silver received her J.D. degree with honors from Northwestern University School of Law.

Gerald T. O'Connell.  Mr. O'Connell is our Executive Vice President and Chief Information Officer. He has served in that capacity since 1993 and has been employed at the Company since 1984. He holds a B.S. degree in Mathematics from Lewis University and a J.D. degree from John Marshall Law School.
David S. Reynolds.  Mr. Reynolds is our Vice President and Chief Accounting Officer. He has served in that capacity since May 2009. Prior to that, Mr. Reynolds was with Hudson Highland Group, Inc., where he served in various roles including vice president, controller and chief accounting officer. From February 2005 to February 2007, Mr. Reynolds was vice president, controller and chief accounting officer of Bally Total Fitness Corporation. Prior to that, he spent twenty-two years in various financial roles at Comdisco, Inc., rising to senior vice president and controller. Mr. Reynolds began his career at Ernst & Young. Mr. Reynolds is a certified public accountant and a certified cash manager. He is a graduate of Lehigh University where he obtained an M.B.A. and a B.S. in Finance.
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
Risks Relating to Our Business
Loss of our right to exclusively list certain index options and futures could have a material adverse effect on our financial performance.
We hold exclusive licenses to list securities index options on the S&P 500 Index, the S&P 100 Index and the DJIA, granted to us by the owners of such indexes. In 2013, approximately 41.6% of our transaction fees were generated by our semi-exclusive and exclusively-licensed index products, the bulk of which are attributable to our S&P 500 Index options products, which are our largest products by revenue. As a result, our operating revenues are dependent in part on the exclusive licenses we hold for these products.
There is a risk, with respect to each of our current exclusive licenses, that the owner of the index may not renew the license with us on an exclusive basis or at all. In the first event, we would be subject to multiple listing in the trading of what is now an exclusive index product, which could result in a loss of market share and negatively impact our profitability. In the second event, we could lose the right to list the index product entirely. The loss or limited use of any of our exclusive index licenses, especially for the S&P 500 Index, for any reason could have a material adverse effect on our business and profitability. See "Business—Products—Strategic Relationships" for a discussion of these licenses and their expiration dates.
We also list for trading volatility products based on our proprietary VIX methodology. Combined, our volatility-based options and futures accounted for 36.4% of our transaction fees in 2013. If we are unable to retain our proprietary rights in the VIX methodology, our volatility products could be subject to multiple listing or loss of the ability to offer these products for trading, which could have a material adverse effect on us.
In addition, the European Union Parliament, Council of the EU and EU Commission have reached an agreement in principle on legislation that would require European exchanges to provide non-discriminatory access to benchmarks, like index options. While similar legislation has not been proposed in the United States, if it were passed, it could cause us to lose our property rights in our internally developed and licensed index products.

Furthermore, our competitors may succeed in providing a market for the trading of index-based or volatility products that are economically similar to those that we offer. It is also possible that a third party may offer trading in index-based products that are the same as those that are the subject of one of our exclusive licenses, but in a jurisdiction in which the index owner cannot require a license or in a manner otherwise not covered by our exclusive license.
The value of our exclusive licenses to list securities index options also depends on the continued ability of index owners to require licenses for the trading of options based on their indexes. Although we and the index owners have prevailed in legal actions challenging our rights to exclusively license indexes, we may be subject to legal or other action taken in the future that might impede our ability to exclusively license indexes.
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
The business of operating options exchanges is characterized by intense price competition. The pricing model for trade execution for options has changed in response to competitive market conditions and we and our competitors have adjusted our transaction fees and fee structures accordingly, including by opening new exchanges, which allow them to offer multiple pricing models that can appeal to different segments of market participants. These changes have resulted in significant pricing pressures on us, especially on transaction fees for our multiply-listed products. As a result of these pricing pressures, our average rate per multiply-listed contract has decreased from $0.179 in 2011 to $0.109 in 2013. It is likely that this pressure will continue and even intensify as our competitors continue to seek to increase their share of trading by further reducing their transaction fees or by offering other financial incentives to order providers and liquidity providers to induce them to direct orders to their markets.
In addition, one or more competitors may engage in aggressive pricing strategies and significantly decrease or completely eliminate their profit margin for a period of time in order to capture a greater share of trading volume. Some order-providing firms on our exchanges have taken ownership positions in options exchanges that compete with us and such exchanges have given those firms added economic incentives to direct orders to them. As a result of these competitive developments, our market share of total options traded in the U.S. fell from approximately 31.4% in 2009 to approximately 27.9% in 2013.
Like nearly all of the other options exchanges, our options exchanges charge an options regulatory fee or ORF to Trading Permit Holders based on the total number of customer contracts cleared by that Trading Permit Holder, regardless of the exchange on which the trade is executed.  Along with fines and other regulatory fees, the ORF revenues may only be used to support our regulatory functions.  We may face competitive pressures to reduce or not increase the ORFs on our exchanges, and if we are unable to maintain or, if necessary, increase the ORFs, our results of operation may be adversely affected.
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
CBOE and C2 are registered national securities exchanges and self-regulatory organizations, or SROs, and, as such, are subject to comprehensive regulation by the SEC. In addition, CBSX is a stock trading facility of CBOE and CBOE regulates CBSX. In December 2011, CBSX acquired NSX, a registered national securities exchange that offers a market for trading stocks. While NSX is not a facility of CBOE, in the acquisition, CBOE committed to support NSX in fulfilling its self-regulatory responsibilities. CFE is a designated contract market registered with the CFTC and is subject to comprehensive regulation by the CFTC.
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
In addition, we are performing certain regulatory services for ORSA and other exchanges with which we are not otherwise affiliated under regulatory services agreements. While the exchanges for which we provide regulatory services remain ultimately responsible for their respective regulatory responsibilities, if we are unable to perform under these agreements, we may be subject to monetary or other penalties by the SEC and may be liable to the entities for which we provide services and their end users.
If we are unable to execute the undertakings in the Consent Order, it may have a significant adverse impact on our business.
On June 11, 2013, CBOE and C2 entered into the Consent Order with the SEC under which CBOE and C2 were censured, ordered to cease and desist from violating certain sections of the Securities Exchange Act, paid a fine of $6 million and agreed to complete certain undertakings. These undertakings include conducting a review of our regulatory programs, enterprise risk management and business influences on regulation; reviewing business practices to ensure compliance with the rules of the exchanges; and implementing training programs for employees. The Consent Order also requires on-going certifications by CBOE and C2's Chief Executive Officer and Chief Regulatory Officer for five years.
We may be subject to additional investigations or proceedings by the SEC if the SEC were to find that we did not fulfill our obligations under the Consent Order. Any investigations or proceedings, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, which could have a material adverse effect on our business results of operations or financial condition. With respect to certain of the undertakings required by the Consent Order, if the SEC staff thinks that a review completed is inadequate, it may require us to engage an independent consultant to conduct an additional review, which would cause us to incur additional expense.
A significant portion of our operating revenues are generated by our transaction-based business. If the amount of trading volume on our exchanges decreases, or the product mix shifts to lower revenue products, our revenues from transaction fees will decrease.
In 2013, 2012 and 2011, approximately 69.4%, 69.7% and 73.4% of our operating revenues, respectively, were generated by our transaction-based business. This business is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. Our total trading volumes could decline if our market participants reduce their trading activity for any reason, such as:

•	a reduction in trading by customers,

•	heightened capital requirements,

•	regulatory or legislative actions,

•	reduced access to capital required to fund trading activities, or

•	significant market disruptions.
In addition, the transaction fees generated are different based on type of product and other factors, including the type of customer and certain volume discounts. See "Management's Discussion and Analysis -- Operating Revenues -- Average revenue per contract." If the amount of our trading volume decreases, or the mix traded shifts to our lower revenue per contract products, our revenues from transaction fees will decrease.

Legislative or regulatory changes affecting the listed options market could have a material adverse effect on our business.
Changes in regulation by the SEC, CFTC or other government action, including SEC approval of rule filings by other SROs or entities, including OCC, could materially affect our markets. In recent years, the securities and futures industries have been subject to significant regulatory changes as a result of increasing government and public scrutiny in response to the global economic crisis.
In 2010, Congress passed the Dodd-Frank Act and other legislation. While many of its requirements are in the process of being implemented, some of the provisions in Dodd-Frank that impact our markets require additional action by the SEC or the CFTC. Depending on how the SEC and CFTC interpret and implement these laws, exchanges like ours could be subject to increased competition and additional costs. We could also see reduced trading by our customers due to margin or other requirements placed on them.
In 2012, the SEC directed the self-regulatory agencies to submit a plan to create, implement and maintain a consolidated audit trail, which would serve as a comprehensive audit trail of orders that will allow regulators to efficiently and accurately track all activity in Regulation NMS securities in the U.S. market. In addition to increased regulatory obligations, implementation of a consolidated audit trail could result in significant additional expenditures, including to implement any new technology to meet any plan's requirements. The SEC has also proposed Regulation Systems Compliance and Integrity ("Reg SCI") and has established working groups of exchanges to focus on improving market resiliency. The adoption of Reg SCI or other regulations or mandates generated by these working groups could result in significant additional expenses, including for technology and compliance.
It is also possible that there will be additional legislative and regulatory changes or efforts in the environment in which we operate our businesses, including in response to recent incidents that have disrupted operations on exchanges, although we cannot predict the nature of these changes or their impact on our business at this time. Actions on any of the specific regulatory issues currently under review in the U.S. and other proposals could have a material impact on our business. For a discussion of the regulatory environment in which we operate and proposed regulatory changes, see "Business—Regulatory Environment and Compliance."
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
We compete with a number of entities on several different fronts, including the cost, quality and speed of our trade execution, functionality and ease of use of our trading platform, range of our products and services, our technological innovation and adaptation and our reputation. Our principal competitors are the ten other U.S. options exchanges. We also compete against investment banks and other entities that trade options over-the-counter. See also "Our business may be adversely affected by price competition."
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
Our competitors as well as other companies and individuals have obtained, or may obtain, patents that are related to our technology or the types of products and services we offer or plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products, services or technologies. In addition, some patent applications in the United States are confidential until a patent is issued, and therefore we cannot evaluate the extent to which our products and services may be covered or asserted to be covered in pending patent applications. Thus, we cannot be sure that our products and services do not infringe on the rights of others or that others will not make claims of infringement against us. Claims of infringement are not uncommon in our industry. If one or more of our products, services or technologies were determined to infringe a patent held by another party, we may be required to pay damages, stop using, developing or marketing those products, services or technologies, obtain a license from the holders of the patents or redesign those products, services or technologies to avoid infringing the patent. If we were required to stop using, developing or marketing certain products, our business, results of operations and financial condition would be materially harmed. Moreover, if we were unable to obtain required licenses, we may not be able to redesign our products, services or technologies to avoid infringement, which could materially adversely affect our business, results of operations or financial condition. For further discussion of patent litigation involving us, please see "Legal Proceedings."
Computer and communications systems failures and capacity constraints could harm our reputation and our business.
We operate, monitor and maintain our computer systems and network services, including the systems that comprise CBOE Command, the platform for trading on our exchanges. If we are unable to operate, monitor or maintain these systems, or program them so that they operate correctly and maintain the integrity of their data, it could have a material adverse effect on our ability to conduct our business. Although we have a complete back-up of CBOE and CFE, the back-up systems or disaster recovery plans may prove to be inadequate in the event of a systems failure or cyber-security breach. Despite the enhancements made to our disaster recovery facilities, there can be no guarantees that we will be able to open an efficient, transparent and liquid marketplace, if we can open at all.
In addition, during 2013, we extended the trading hours on CFE for VIX futures, and expect to extend the trading hours further in 2014 for certain products on both CFE and CBOE. With extended trading hours, we have to operate our systems longer and have fewer non-trading hours to address any potential concerns with the systems on which we rely.

Our systems may fail, in whole or in part, or may operate slowly, causing one or more of the following:

•	unanticipated disruption in service to our participants,

•	failures or delays during peak trading times or times of unusual market volatility,

•	slower response times and delays in trade execution and processing,

•	incomplete or inaccurate accounting, recording or processing of trades, and

•	our distribution of inaccurate or untimely market data to participants who rely on this data in their trading activity.
Any of these events may cause:

•	a loss in transaction or other fees due to the inability to provide services for a time,

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
The secure and reliable operation of our computer systems, including the systems that calculate and transmit our index values, our communications networks, which include personally identifiable information, and the systems of our service providers and market participants, is a critical element of our operations. These systems and communications networks may be vulnerable to unauthorized access, computer viruses and other security problems, as well as to acts of terrorism, natural disasters and other events that are beyond our control. If our security measures are compromised or if there are interruptions or malfunctions in our systems or communications networks, our business, financial condition and operating results could be materially impacted. We may be required to expend significant resources to protect against these threats or to alleviate problems, including harm to reputation and litigation, caused by any breaches in security or system failures. Measures we implement for security and otherwise to provide for the integrity and reliability of our systems may prove to be inadequate in preventing system failures or delays in our systems or communications networks, which could lower trading volume and have an adverse effect on our business, financial condition and operating results.
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
General economic conditions affect options trading in a variety of ways, from the availability of capital to investor confidence. The economic climate in recent years has been characterized by challenging business, economic and political conditions throughout the world. Adverse changes in the economy may have a negative impact on our revenues by causing a decline in trading volume. Because our structure and overhead costs are based on assumptions of certain levels of market activity, significant declines in trading volumes or demand for market data may have a material adverse effect on our business, financial condition and operating results.
We may not be able to maintain operating revenues generated by making trading permits available in exchange for a fee.
The right to trade on our exchanges is made available through trading permits for which the user pays a fee. These fees account for a significant portion of our operating revenues -- 10.7% in 2013. CBOE charges the highest relative trading permit rates in the options industry. We may face pressure from our customers to lower these rates or may see larger firms electing to use fewer permits to access our exchanges. If the demand for trading permits to our exchanges is less than historic levels or if we are unable to maintain permit rates, our ability to generate operating revenues through the granting of permits for trading access would be negatively impacted, which could adversely affect our profitability.
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
As the parent company for SROs, we are responsible for maintaining exchanges that comply with securities and futures laws, and SEC and CFTC regulations and the rules of the respective exchanges. Our ability to comply with applicable laws and rules is largely dependent on our policies and procedures designed to meet those compliance responsibilities, as well as our ability to attract and retain qualified personnel throughout the company. Our policies and procedures to identify, monitor and manage compliance risks may not be fully effective. Management of legal and regulatory risk requires policies and procedures to properly monitor, record and verify a large number of transactions and events. We cannot provide assurance that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the compliance risks to which we are or may be exposed, or that our compliance and internal audit functions would be able to identify any such ineffectiveness. If these policies and procedures are not effective, we may be subject to monetary or other penalties by our regulators.
If we fail to attract or retain highly skilled management and other employees, our business may be harmed.
Our future success depends in large part on our management team, which possesses extensive knowledge and managerial skill with respect to the critical aspects of our business. In May 2013, Mr. Brodsky stepped down as our Chief Executive Officer and became Executive Chairman, with Mr. Tilly becoming Chief Executive Officer and Mr. Provost becoming President and Chief Operating Officer. The failure to retain members of our management team and successfully implement our management transition could adversely affect our ability to manage our business effectively and execute our business strategy.
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
Over the past five years, we have demutualized, launched a second options exchange, experienced significantly increased volume on our futures exchange, extended trading hours on our futures exchange and significantly increased the staff in our regulatory division. We expect that our business will continue to grow, which may place a significant strain on our management, personnel, systems and resources. We must continually improve our operational, financial and regulatory systems and managerial controls and procedures, and we will need to continue to expand, train and manage our workforce. We must also maintain close coordination among our technology, accounting, finance, marketing, sales, regulatory and compliance functions. We cannot assure you that we will manage our growth effectively. If we fail to do so, our business could be materially harmed.
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
We depend on a number of service providers, including banking and clearing organizations such as the OCC and its member clearing firms; the host of our data center; securities information processors such as the Consolidated Tape Association and OPRA; and various vendors of communications and networking products and services. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient manner or that they will be able to adequately expand their services to meet our needs. An interruption or malfunction in or the cessation of an important service by a third party could cause us to halt trading in some or all of our products or our services, or make us unable to conduct other aspects of our business. In addition, our inability to make alternative arrangements in a timely manner, or at all, could have a material adverse impact on our business, financial condition and operating results.
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
We run the risk that our Trading Permit Holders, other persons who use our markets or our employees will engage in fraud or other misconduct, which could result in regulatory sanctions and serious harm to our reputation, especially because we are the parent company of SROs and a designated contract market. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. In addition, misconduct by, or failures of, participants on our exchanges may discourage trading on our exchanges, which could reduce revenues.
Changes in the tax structure affecting us and our market participants could have a material adverse effect on our business.
Throughout 2013, Congress discussed modifications to the taxation of financial products, including repealing the "60/40 Rule," which allows market-makers to pay a blend of capital gains and ordinary tax rates on their income, requiring all derivatives to be marked-to-market and eliminating the exemption for "qualified covered calls." In addition, federal and state legislation may be introduced that would impose a new tax on certain financial transactions, including exchange-traded options. Transaction tax legislation has been proposed in Illinois, and the European Union has proposed adopting a transaction tax, which, if adopted, may lead to calls for a similar tax in the United States.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our principal offices are located at 400 South LaSalle Street, Chicago, Illinois 60605. Through our wholly-owned subsidiary, Chicago Options Exchange Building Corporation, we own the building in which our principal offices are located and occupy approximately 300,000 square feet of this building. In addition to our principal offices, we also lease additional office space. We lease approximately 28,000 square feet of office space in Chicago for our regulatory operations. The lease on this space expires in 2025. We lease approximately 2,500 square feet of space in New Jersey for our data center. The lease on that space expires in 2017 and includes an automatic twelve month renewal unless the agreement is terminated by either party. Finally, we lease 1,650 square feet of space outside the City of Chicago for a remote network operations center. The lease on that facility expires at the end of 2015.
We believe the space we occupy is sufficient to meet our current and future needs.
Item 3.    Legal Proceedings
As of December 31, 2013, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of December 31, 2013, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period.
Index Options Litigation
On November 15, 2006, CBOE, The McGraw-Hill Companies, Inc. ("McGraw-Hill") and CME Group Index Services, LLC (substituted for Dow Jones & Co.) ("Dow Jones") asserted claims in the Circuit Court of Cook County, Illinois against ISE and its parent company ("ISE"), seeking a declaration to prevent ISE from offering SPX and DJX options and to prevent OCC from issuing and clearing such options. ISE filed a lawsuit on November 2, 2006 in the United States District Court for the Southern District of New York, seeking a declaration that the rights asserted by McGraw-Hill and Dow Jones are preempted by federal law. The New York action was stayed during the Illinois action. The Illinois court has permanently restrained and enjoined ISE from listing or providing an exchange market for the trading of SPX and DJX options and enjoined OCC from issuing, clearing or settling the exercise of such ISE options. The Illinois Appellate Court affirmed the lower court's ruling on May 25, 2012 and the Illinois Supreme Court denied ISE's appeal of this decision. The U.S. Supreme Court denied ISE's Petition for Certiorari on May 13, 2013. ISE sought leave to amend its complaint in the New York Action. On December 18, 2013, the New York court denied ISE's petition and dismissed the case. That decision was not appealed.
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
On March 14, 2013, ISE conceded to an adverse judgment in the trial in this matter and asked that the judge enter judgment for CBOE. ISE has appealed this matter with the Federal Circuit.
On August 15, 2012, C2 filed a declaratory judgment complaint against ISE in the United States District Court for the Northern District of Illinois alleging that the '707 patent is not valid, not infringed and not enforceable in light of decisions in the CBOE case involving the same patent. This case has been stayed pending the outcome of the CBOE ‘707 litigation.
ISE -- QRM
On November 12, 2012, CBOE brought suit against ISE in the United States District Court for the Northern District of Illinois alleging that ISE infringes three patents related to quote risk monitor ("QRM") technology. CBOE has requested injunctive relief and monetary damages. On February 20, 2013, the court ruled that the case be transferred to the United States District Court for the Southern District of New York. On September 6, 2013, ISE petitioned the United States Patent and Trademark Office ("USPTO") to institute a Covered Business Method ("CBM") Patent Review of CBOE’s three QRM patents. On October 31, 2013, the court stayed the litigation pending the CBM Patent Review at the USPTO.
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Unrestricted Common Stock
The Company's unrestricted common stock is listed on the NASDAQ Global Select Market under the trading symbol CBOE. As of January 30, 2014, there were approximately 203 holders of record of our unrestricted common stock.
The following table sets forth the high and low sales prices by quarter for shares of our unrestricted common stock as reported on NASDAQ and cash dividends declared per quarter:

	Price Range		Cash Dividends Declared per Share
Calendar Period	High	Low
2012
First Quarter	$29.56	$24.44	$0.12
Second Quarter	28.66	24.56	0.12
Third Quarter	30.39	27.40	0.15
Fourth Quarter (1)	30.95	28.56	0.90
2013
First Quarter	36.99	29.74	0.15
Second Quarter	47.13	35.76	0.15
Third Quarter	51.12	44.44	0.18
Fourth Quarter (2)	54.79	44.86	0.68
2014
Through February 10, 2014 (3)	54.50	48.22	0.18
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
(2) On December 10, 2013, the Company's board of directors declared a special cash dividend of $0.50 per share. The dividend was paid on January 17, 2014 to stockholders of record at the close of business on January 3, 2014.
(3) On February 5, 2014, the Company's board of directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable on March 21, 2014 to stockholders of record at the close of business on February 28, 2014.
Dividends
Each share of unrestricted common stock and restricted stock is entitled to receive dividends if, as and when declared by the board of directors of the Company.
The Company’s expectation is to continue to pay dividends. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our board of directors deems relevant. Future debt obligations and statutory provisions, among other things, may limit, or in some cases prohibit, our ability to pay dividends.
As a holding company, the Company's ability to declare and continue to pay dividends in the future with respect to its common stock will also be dependent upon the ability of its subsidiaries to pay dividends to it under applicable corporate law.
Restricted Stock
On January 13, 2010, the Board approved the Amended and Restated CBOE Holdings, Inc. Long-Term Incentive Plan (the "LTIP"). The board amended and restated the plan, effective upon receiving stockholder approval, which was received at the Company's May 17, 2011 Annual Meeting of Stockholders. The LTIP provides that an aggregate of 4,248,497 shares of the Company's common stock are reserved for issuance to participants under the LTIP. As of February 19, 2014, the Company had outstanding grants of restricted stock covering 969,926 shares of its common stock which includes, restricted stock units granted on February 19, 2014. The restricted stock units granted are entitled to participate in any dividends granted on the unrestricted common stock. The Company does not maintain any other compensation plans under which equity securities of the Company are authorized for issuance.
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below shows the purchases of equity securities by the Company in the three months ended December 31, 2013, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2013 – October 31, 2013	265,200	$47.74	265,200	$76,629,335
November 1, 2013 – November 30, 2013	137,900	51.15	137,900	69,575,586
December 1, 2013 – December 31, 2013	223,000	52.02	223,000	157,975,967
Totals	626,100	$50.01	626,100

(1)
On August 2, 2011, the Company announced that its board of directors had approved a share repurchase program that authorized the Company to purchase up to $100 million of its outstanding unrestricted common stock. On July 31, 2012, the Company announced that its board of directors had approved the repurchase of an additional $100 million of its outstanding unrestricted common stock. On December 10, 2013, the Company announced that its board of directors had approved the repurchase of an additional $100 million of its outstanding unrestricted common stock. This authorization was in addition to any amount remaining under the August 2011 and July 2012 authorizations. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Stockholder Return Performance Graph
The following graph compares the cumulative total return provided to stockholders on our unrestricted common stock since our initial public offering against the return of the S&P Midcap 400 Index and a customized peer group.
We have changed our peer group in 2013 from 2012. The change in the peer group from 2012 is the removal of NYSE Euronext due to their merger with IntercontinentalExchange Inc. The new peer group includes CME Group Inc., IntercontinentalExchange Inc., The NASDAQ OMX Group Inc. and CBOE Holdings.
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our unrestricted common stock, the index and the peer groups on June 15, 2010, and its performance is tracked on a quarterly basis through December 31, 2013.

Comparison of Cumulative Total Return of the
Company, Peer Groups, Industry Indexes and/or Broad Markets

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*
Among CBOE Holdings, Inc., the S&P Midcap 400 Index
and a Peer Group
__________________________________________
*    $100 invested on 6/15/10 in stock or 5/31/10 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	6/15/2010 (1)	6/30/2010	9/2010	12/2010	3/2011	6/2011	9/2011	12/2011	3/2012	6/2012	9/2012	12/2012	3/2013	6/2013	9/2013	12/2013
CBOE Holdings, Inc.	100	100.18	61.97	70.98	90.28	76.97	76.92	81.65	90.13	88.2	94.17	97.25	122.45	155.18	151.06	175.80
S&P Midcap 400	100	93.45	105.70	119.98	131.21	130.25	104.35	117.9	133.81	127.21	134.13	138.97	157.67	159.25	171.26	185.53
New Peer Group	100	91.88	84.1	101.42	101.72	99.42	88.46	89.76	104.27	98.63	102.91	96.83	122.02	143.03	141.63	164.29
Old Peer Group	100	92.13	86.41	101.77	105.25	102.99	87.3	90.29	104.88	97.68	100.85	100.15	121.24	142.12	140.72	163.24
__________________________________________
(1)Reflects the date of the Company's initial public offering

Item 6.    Selected Financial Data
The following table shows selected financial data of the Company that should be read together with the Consolidated Financial Statements and corresponding notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Income Statement Data:
Total operating revenues (1)	$572,050	$512,338	$508,144	$437,104	$426,082
Total operating expenses	286,236	268,241	266,512	269,763	248,497
Operating income	285,814	244,097	241,632	167,341	177,585
Total other expense	(2,158)	(1,546)	(1,548)	(2,718)	(355)
Income before income taxes	283,656	242,551	240,084	164,623	177,230
Income tax provision	107,657	85,156	100,678	65,227	70,779
Net income	$175,999	$157,395	$139,406	$99,396	$106,451
Net income allocated to common stockholders	$173,863	$155,254	$136,582	$98,166	$106,451
Net income per share allocated to common stockholders (2)
Basic	$1.99	$1.78	$1.52	$1.03	$1.17
Diluted	1.99	1.78	1.52	1.03	1.17
Cash dividends per share paid on Class A and B Common Stock	—	—	—	1.25	—
Cash dividends declared per share (3) (4)	1.16	1.29	0.44	0.20	—
Balance Sheet Data:
Total assets	$441,589	$338,858	$327,868	$254,112	$571,948
Total liabilities	157,072	99,736	91,598	78,238	383,814
Total stockholders'/members' equity	284,517	239,122	236,270	175,874	188,134
Average daily volume by product (5)
Equities	1,721	1,977	2,048	2,273	2,519
Indexes	1,479	1,217	1,271	1,071	884
Exchange-traded products	1,353	1,247	1,462	1,097	1,100
Total options average daily volume	4,553	4,441	4,781	4,441	4,503
Futures	159	96	48	17	5
Total average daily volume	4,712	4,537	4,829	4,458	4,508
__________________________________________

(1)
In December 2009, we recognized as revenue $24.1 million of access fees assessed and collected in 2008 and 2007, which were included in deferred revenue pending the final, non-appealable resolution of the Delaware Action.

(2)
Net income per share allocated to common stockholders is calculated by dividing net income for each of the periods as if the restructuring transaction had occurred at the beginning of the years ended December 31, 2010 and 2009.

(3)
On December 11, 2012, the Company's board of directors declared a special cash dividend of $0.75 per share. This was in addition to the quarterly cash dividends which aggregated $0.54 per share for the year ended December 31, 2012.

(4)
On December 10, 2013, the Company's board of directors declared a special cash dividend of $0.50 per share. This was in addition to the quarterly cash dividends which aggregated $0.66 per share for the year ended December 31, 2013.

(5)	Average daily volume equals the total contracts traded during the period divided by the number of trading days in the period.

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

The primary business of the Company is the operation of markets for the trading of listed, or exchange-traded, derivatives contracts on four broad product categories: 1) options on various market indexes (index options), 2) futures on the VIX Index and other products, 3) options on the stocks of individual corporations (equity options) and 4) options on other exchange-traded products (ETP options), such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options).

The Company owns and operates three stand-alone exchanges, but reports the results of its operations in one reporting segment. CBOE is our primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single exchange is known as our Hybrid trading model. C2 is our all-electronic exchange that also offers trading for listed options, but with a different market model and fee structure than CBOE. CFE, our all-electronic futures exchange, offers futures on the VIX Index, as well as on other products.
Components of Operating Revenues
Transaction Fees
The primary and largest source of operating revenues is transaction fees. Transaction fees are a function of three variables: (1) exchange fee rates; (2) trading volume; and (3) transaction mix between contract type. Because transaction fees are assessed on a per contract basis, transaction fee revenue is highly correlated to the volume of contracts traded on the Company's exchanges. While exchange fee rates are established by the Company, trading volume and transaction mix are primarily influenced by factors outside its control, including price competition, price volatility in the underlying securities and national and international economic and political conditions.
Revenue is recorded as transactions occur on a trade-date basis. Transaction fees accounted for 69.4%, 69.7% and 73.4% of total operating revenues for the year ended December 31, 2013, 2012 and 2011, respectively. The main options categories traded are equities, indexes and ETPs. The equity options category reflects trading in options contracts on the stocks of individual companies. The index options category reflects trading in index options contracts on market indexes. The ETP options category includes ETF options that are options on baskets of stocks designed to generally track an index, but which trade like individual stocks, and ETN options that are options on senior, unsecured, unsubordinated debt securities issued by an underwriting bank. Futures are standardized, transferable, exchange-traded contracts that require delivery of a commodity, bond, currency, stock index or other benchmark interests at a specified price and on a specified future date, which are settled in cash on CFE.
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
While there is no certainty, we expect that the industry-wide and Company-specific factors that contributed to past volume changes will continue to contribute to future volume changes. However, additional factors may arise that could also impact contract trading volume which may result in increases or decrease in our contract trading volume, such as new or existing competition, or other events. Considering these factors, we do not expect recent trading volumes to be an indicator of future trading volume.

Access Fees
Access fees represent fees assessed to Trading Permit Holders for the opportunity to trade and use other related functions of CBOE, C2 and CFE. The CBOE program contains a tier-based market-maker appointment system with different trading permits based on trading function and, in the case of market-makers, the assessment of a surcharge for certain CBOE proprietary products. Beginning in mid-2013, CBOE implemented sliding scales for all Market-Maker and Floor Broker Trading Permits held by affiliated Trading Permit Holders and TPH Organizations that are used for appointments in any options classes other than SPX, SPXpm, VIX, OEX and XEO. The number of trading permits made available are limited.
Exchange Services and Other Fees
To facilitate trading, the Company offers technology services, terminal and other equipment rentals, maintenance services, trading floor space and telecommunications services. Trading floor and equipment rentals are generally on a month-to-month basis. Facilities, systems services and other fees are generally monthly fee-based, although certain services are influenced by trading volume or other defined metrics, while others are based solely on demand.
Market Data Fees
Market data fees represent income derived from the sale of our transaction information through the Options Price Reporting Authority ("OPRA") and through our subsidiary, Market Data Express, LLC ("MDX"). Through MDX, we sell historical options data, as well as real-time data for certain proprietary products and indexes. It also provides market data through CBOE Streaming Markets, a high-availability, low latency streaming data feed. OPRA is a limited liability company consisting of representatives of the member exchanges, including CBOE and C2, authorized by the SEC to provide consolidated options information. OPRA gathers market data from various options exchanges, including CBOE and C2, and, in turn, disseminates this data to third parties who pay fees to OPRA to access the data. Revenue generated by OPRA from the dissemination of market data is shared among OPRA members according to the number of total cleared options transactions by each of the member exchanges as calculated each quarter. OPRA is not consolidated with the Company.
Regulatory Fees
Regulatory fees are charged to Trading Permit Holders in support of our regulatory responsibilities as self-regulatory organizations under the Exchange Act. CBOE and C2 charge the Options Regulatory Fee under which fees are based on industry-wide customer volume of Trading Permit Holders. This source of revenue could decline in the future if the number of customer contracts executed by Trading Permit Holders declines and rates are not increased or are decreased or if our costs to perform our regulatory responsibilities stabilize or decrease.
The SEC requires that the revenues derived from certain of the fees from our regulatory functions, some of which are included in this revenue category, and regulatory fines must be used for regulatory purposes. Expenses related to our regulatory functions are included in our operating expenses, mainly in employee costs and outside services.
Other Revenue
The following sub-categories are the sources of revenue within this category:

•	Revenue generated through licensing of VIX products;

•	Revenue generated through regulatory service agreements with other options exchanges;

•	Revenue derived from fines assessed for rule violations;

•	Revenue generated through our order routing cancel fee and position transfer fee;

•	Revenue associated with advertisements through our corporate web site, www.cboe.com;

•	Revenue generated from courses and seminars offered through CBOE's Options Institute;

•	Rental of commercial space in the lobby of our building; and

•	Other sources of revenue.

Components of Operating Expenses
Most of our expenses do not vary directly with changes in our trading volume except royalty fees and trading volume incentives. We remain focused on managing expense growth to drive greater operating leverage and continue to explore opportunities to expand our operating margins.
Employee Costs
Employee costs are our most significant expense and include employee salaries, stock-based compensation, incentive compensation, severance, benefits and employer taxes. Salaries and benefits represent our largest expense category and tend to be driven by both our staffing requirements and the general dynamics of the employment market. Stock-based compensation is a non-cash expense related to restricted stock grants. Stock-based compensation can vary depending on the quantity and fair value of the award on the date of grant and the related service period.
Depreciation and Amortization
Depreciation and amortization expense results from the depreciation of long-lived assets purchased and the amortization of purchased and internally developed software.
Data Processing
Data processing expense consists primarily of costs related to the maintenance of computer equipment supporting our system architecture, circuits supporting our wide area network, support for production software, fees paid to information vendors for displaying data and off-site system hosting fees.
Outside Services
Outside services consist primarily of consulting services, which include: the supplementation of staff for activities primarily related to systems development and maintenance and legal, regulatory and audit and tax advisory services.
Royalty Fees
Royalty fees primarily consist of license fees paid on proprietary products based on contracts traded. The Company has licenses with the owners of the S&P 500 Index, S&P 100 Index and certain other S&P Indexes, the DJIA, the NASDAQ 100 and the Russell indexes. This category also includes fees paid to market participants for order flow that they direct or cause to be directed to our exchanges.
Trading Volume Incentives
Trading volume incentives consist of market linkage expenses incurred to send certain orders to other exchanges. If a competing exchange quotes a better price, we route the customer's order to that exchange and pay certain of the associated costs. Regardless of whether the transaction is traded at our options exchanges, the order flow potential enhances our overall market position and participation and provides cost savings to customers. Trading volume incentives vary based on the volume of contracts linked to other exchanges and fees charged by other exchanges and the Company.
Travel and Promotional Expenses
Travel and promotional expenses primarily consist of advertising, costs for special events, sponsorship of industry conferences, options education seminars and travel for staff.
Facilities Costs
Facilities costs primarily consist of expenses related to owned and leased properties including rent, maintenance, utilities, real estate taxes and telecommunications costs for the Company.
Other Expenses
Other expenses represent costs necessary to support our operations but are not included in the above categories.
Other Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other income/(expense). These activities primarily include interest earned on the investing of excess cash and investments in other business ventures.

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
Revenue Recognition
Transaction fees revenue is considered earned upon the execution of the trade recognized on a trade-date basis and presented net of applicable volume discounts. In the event liquidity providers prepay transaction fees, revenue is recognized based on the attainment of volume thresholds resulting in the amortization of the prepayment over the calendar year. Access fee revenue is recognized during the period access is granted and assurance of collectability is provided. Exchange services and other fees revenue is recognized during the period the service is provided. Market data fees from OPRA are allocated based upon the share of total options transactions cleared for each of the OPRA members and is received quarterly. Revenue from our market data services is recognized in the period the data is provided. Regulatory fees are recognized on a trade-date basis.
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

Year ended December 31, 2013 compared to the year ended December 31, 2012
Overview
The following summarizes financial performance for the year ended December 31, 2013 compared to 2012.

	2013	2012	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$572.1	$512.3	$59.8	11.7%
Total operating expenses	286.2	268.2	18.0	6.7%
Operating income	285.9	244.1	41.8	17.1%
Total other expense	(2.2)	(1.5)	0.7	39.6%
Income before income taxes	283.7	242.6	41.1	16.9%
Income tax provision	107.7	85.2	22.5	26.4%
Net income	$176.0	$157.4	$18.6	11.8%
Net income allocated to common stockholders	$173.9	$155.3	$18.6	12.0%
Operating income percentage	50.0%	47.6%
Net income percentage	30.8%	30.7%
Diluted—net income per share allocated to common stockholders	$1.99	$1.78

•	The Company's market share of total options contracts traded on U.S. exchanges was 27.9% for the year ended December 31, 2013 compared to 27.8% for the year ended December 31, 2012.

•	Total operating revenues increased due to higher transaction fees, regulatory fees and exchange services and other fees, partially offset by lower access fees.

•
Total operating expenses increased due to higher employee costs, depreciation and amortization and royalty fees, partially offset by lower data processing, outside services, trading volume incentives and other expense.

Significant Events in 2013
Total industry cleared options contracts in 2013 totaled 4.1 billion contracts, a 3% increase from the 2012 volume of 4.0 billion contracts as reported by the OCC. In addition, 2013 marks the second highest year for options industry cleared contract volume to date and the third consecutive year in which volume surpassed 4 billion contracts.

In 2013, we continued to experience growth in the trading of our proprietary products, primarily SPX options, VIX options and VIX futures. For the year ended December 31, 2013 as compared to the prior year period, we experienced increases in total volume in SPX options, VIX options and VIX futures of 18.9%, 29.1% and 67.9%, respectively. We believe the volume increases are primarily due to a broader customer base resulting, in part, from educational and marketing initiatives aimed at attracting new users.

On March 9, 2013, CBOE entered into Amendment No. 12 (the “ S&P Amendment”) to the License Agreement (as amended, the “S&P Agreement”) by and between CBOE and S&P OPCO LLC (“S&P”), as successor-in-interest to Standard & Poor's Financial Services LLC, pursuant to which CBOE and C2 may list for trading securities options on the S&P 500 Index, the S&P 100 Index and certain other S&P Indexes. The S&P Amendment extended the term of the S&P Agreement until December 31, 2033 and provides exclusivity to the Company until December 31, 2032 with respect to the S&P 500 Index.

The S&P Amendment also provides new pricing terms, effective March 9, 2013, and additional changes in pricing terms in subsequent years. The revised pricing terms include the terms that describe the fees that CBOE agrees to pay S&P with reference to the trading on the markets of CBOE and its affiliates of securities options and futures on the CBOE Volatility Index (the “VIX Index”). The S&P Amendment also provides each party with an option to terminate the S&P Agreement in the event that trading in options on the S&P 500 Index fails to meet certain volume thresholds for three consecutive calendar quarters, with CBOE's option to terminate upon a change in control.

On June 11, 2013, CBOE and C2 entered into a Consent Order under which the Company was censured and ordered to cease and desist from violating certain sections of the Securities Exchange Act, paid a fine of $6.0 million and agreed to complete certain undertakings. The Company expects to implement the undertakings within the time frame allotted in the Consent Order. Other expense for the twelve months ended December 31, 2013 included $1.0 million related to the penalty. In the fourth quarter of 2012, the Company recorded an expense of $5.0 million related to this matter.
Transactions Impacting our Financial Performance for the Twelve Months ended December 31, 2013

•
Effective January 1, 2013, the Company increased its options regulatory fee rates for CBOE and C2. Effective September 1, 2013, CBOE decreased its options regulatory fee rate and C2 suspended its options regulatory fee rate.

•
In February 2013 and March 2013, the Company enhanced the Volume Incentive Plan ("VIP") to incent firms to execute qualifying electronic, public customer, multiply-listed volume at CBOE in excess of certain thresholds, with a graduated schedule for higher tiers.

•
The Company granted restricted shares of stock to certain officers and employees on February 6, 2013. In addition to the amounts recognized in connection with these grants, the Company recorded accelerated stock-based compensation expense totaling of $3.2 million for certain executives due to provisions contained in employment arrangements.

•
On May 23, 2013, the Company granted shares of restricted stock to the incoming Chief Executive Officer and President and Chief Operating Officer, in connection with their new positions. The grants to the Chief Executive Officer and President and Chief Operating Officer totaled $2.5 million, of which 50% vested upon grant.

•
The Company recorded accelerated stock-based compensation of $0.8 million to recognize the remaining value of stock grants awarded to employees in its regulatory division who will no longer receive stock-based compensation.

Operating Revenues
Total operating revenues for the year ended December 31, 2013 increased $59.8 million, or 11.7%, to $572.1 million from $512.3 million in the prior year. The following summarizes changes in total operating revenues for the year ended December 31, 2013 compared to 2012.

	2013	2012	Inc./(Dec.)	Percent Change
	(in millions)
Transaction fees	$397.2	$357.1	$40.1	11.2%
Access fees	61.0	64.1	(3.1)	(4.8)%
Exchange services and other fees	37.3	31.4	5.9	18.8%
Market data fees	24.9	24.3	0.6	2.3%
Regulatory fees	36.7	21.0	15.7	74.5%
Other revenue	15.0	14.4	0.6	4.3%
Total operating revenues	$572.1	$512.3	$59.8	11.7%
Transaction Fees
Transaction fees increased 11.2% to $397.2 million for the year ended December 31, 2013, representing 69.4% of total operating revenues, compared with $357.1 million for the prior year period, or 69.7% of total operating revenues. This increase was largely driven by a 6.0% increase in the average revenue per contract and a 4.7% increase in trading volume. The increase in average revenue per contract resulted from a shift in volume mix to our highest average revenue per contract products, index options and futures contracts, partially offset by higher volume-based incentives, which lowered our average revenue per contract for multiply-listed options (equities and exchange-traded products).
Our share of total exchange-traded options contracts for the year ended December 31, 2013 was 27.9% compared to 27.8% from the prior year period. Trading volume is impacted by many factors, including: macroeconomic events, market volatility, regulatory actions or considerations, availability of capital, competition, pricing, number of trading days in the period and seasonality.

Average revenue per contract, discussed in greater detail below, is impacted by our fee structure which includes volume based incentive programs, mix of products traded and the percentage of trading volume executed by customers as compared to professionals, market-makers, clearing trading permit holders and broker-dealers. The implementation of fee changes, which may increase or decrease our average revenue per contract, is primarily to ensure that we are competitive in the options marketplace and to ultimately improve and continue to drive order flow to our exchanges. We cannot predict the trading patterns of exchange participants, which may be based on factors outside our control, but we can attempt to price our products at levels that are competitive in our market.
The following summarizes transaction fees by product category for 2013 compared to 2012.

	2013	2012	Inc./(Dec.)	Percent Change
	(in millions)
Equities	$40.6	$59.6	$(19.0)	(31.9)%
Indexes	249.8	204.4	45.4	22.2%
Exchange-traded products	43.7	55.6	(11.9)	(21.3)%
Total options transaction fees	334.1	319.6	14.5	4.5%
Futures	63.1	37.5	25.6	68.3%
Total transaction fees	$397.2	$357.1	$40.1	11.2%
Trading Volume
The Company's average daily trading volume ("ADV") was 4.71 million contracts in 2013, an increase of 3.7% compared with 4.54 million for 2012. Total trading days in 2013 and 2012 were two hundred fifty-two and two hundred fifty, respectively. Due to the impact of Hurricane Sandy, all exchanges were closed two days in October 2012 resulting in no trading activity on those days.
The Company continued to experience growth in index options and futures contracts, including SPX options, VIX options and VIX futures, while volume decreased in equity options. The following summarizes changes in total trading volume and ADV by product for 2013 compared to 2012.

	2013		2012		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
	(in millions)
Equities	433.8	1.72	494.3	1.97	(12.2)%	(12.9)%
Indexes	372.6	1.48	304.3	1.22	22.4%	21.5%
Exchange-traded products	341.0	1.35	311.8	1.25	9.4%	8.5%
Total options contracts	1,147.4	4.55	1,110.4	4.44	3.3%	2.5%
Futures contracts	40.2	0.16	23.9	0.10	68.2%	65.6%
Total contracts	1,187.6	4.71	1,134.3	4.54	4.7%	3.7%

The following provides the percentage of volume by product category for the year ended December 31, 2013 and 2012.

	2013	2012
Equities	36.5%	43.6%
Indexes	31.4%	26.8%
Exchange-traded products	28.7%	27.5%
Futures	3.4%	2.1%
Total	100.0%	100.0%
Average revenue per contract
The average revenue per contract was $0.334 in 2013, an increase of 6.0% compared with $0.315 in 2012. Average revenue per contract represents transaction fees divided by total contracts.

The following summarizes average revenue per contract by product for 2013 compared to 2012.

	2013	2012	Percent Change
Equities	$0.094	$0.121	(22.3)%
Indexes	0.670	0.672	(0.3)%
Exchange-traded products	0.128	0.178	(28.1)%
Total options average revenue per contract	0.291	0.288	1.0%
Futures	1.570	1.570	—%
Total average revenue per contract	$0.334	$0.315	6.0%
Factors contributing to the increase in total average revenue per contract for the year ended December 31, 2013 compared to the same period in 2012 included:

•
Product mix—The increase in the average revenue per contract reflects a shift in the volume mix by product. Index options and futures contracts accounted for 31.4% and 3.4% of total trading volume in 2013, up from 26.8% and 2.1% in 2012, respectively. Index options generated total average revenue per contract of $0.670 representing the highest options average revenue per contract, while futures contracts generated our highest total average revenue per contract of $1.570.

•
SPX options, VIX options and VIX futures— For the year ended December 31, 2013 as compared to the prior year period, the total trading volume in SPX options, VIX options and VIX futures increased by 18.9%, 29.1% and 67.9%, respectively.

At December 31, 2013, there were one hundred four CBOE clearing firms, two of which cleared a combined 48% of our billings collected through the OCC in 2013. The next largest clearing firm accounted for approximately 6% of our billings collected through the OCC. No one Trading Permit Holder using the clearing services of the top two clearing firms represented more than 39% of the revenue collected through the OCC in 2013. Should a clearing firm withdraw from CBOE, we believe the Trading Permit Holder portion of that firm's trading activity would likely transfer to another clearing firm.
The two largest clearing firms mentioned above clear the majority of the market-maker sides of transactions at CBOE, C2 and at all of the U.S. options exchanges. If either of these firms were to withdraw from the business of market-maker clearing and market-makers were unable to transfer to another firm, this could create significant disruption to the U.S. options markets, including ours.
Access Fees
Access fees for the year ended December 31, 2013 decreased to $61.0 million from $64.1 million in the comparable prior year period. The decrease in access fees was primarily due to the implementation of an incentive programs for market-maker trading permits and floor brokers implemented in May 2013, which lowered monthly access fees.
The demand for trading permits could be impacted by market fluctuations that affect trading volume.
Exchange Services and Other Fees
Exchange services and other fees for the year ended December 31, 2013 increased 18.8% to $37.3 million from $31.4 million in the comparable period in the prior year, resulting from the introduction of a network access option offered in connection with the Company's data center move to New Jersey in December 2012.

Market Data Fees
Market data fees increased 2.3% to $24.9 million for the year ended December 31, 2013 from $24.3 million in the prior year. Market data fees represent income derived from OPRA as well as the Company's market data services. OPRA and Company market data fees for the years ended 2013 and 2012 were $12.9 million and $12.0 million and $15.0 million and $9.3 million, respectively. OPRA income is allocated through OPRA based on each exchange's share of total cleared options transactions. The Company's share of OPRA income for the period ended December 31, 2013 decreased to 21.7% from 24.4% for the same period in 2012 as a result of a decrease in the Company's share of total cleared options transactions. Revenue generated from the Company's market data services, which provide current and historical options and futures data, increased $2.7 million, resulting primarily from an increase in subscribers to CBOE Streaming Markets and other market data services and an increase in subscriber rates.
Regulatory Fees
Regulatory fees increased 74.5% for the year ended 2013 to $36.7 million from $21.0 million in the same period in the prior year, resulting from CBOE and C2 increasing their options regulatory fee rates and higher Trading Permit Holder customer volume industry-wide as compared to the same period in 2012. Effective September 1, 2013, CBOE decreased its options regulatory fee rate and C2 suspended its options regulatory fee rate.
The Company's regulatory fees are primarily based on the number of customer contracts traded by Trading Permit Holders throughout the listed United States options industry. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.
Operating Expenses
Total operating expenses increased $18.0 million, or 6.7%, to $286.2 million for the year ended 2013 from $268.2 million in the year ago period, resulting from higher employee costs, depreciation and amortization and royalty fees, partially offset by lower data processing, outside services, trading volume incentives and other expense. Expenses decreased to 50.0% of total operating revenues in the year ended 2013 compared with 52.3% in the same period in 2012.
The following summarizes changes in operating expenses for the year ended December 31, 2013 compared to 2012.

	2013	2012	Inc./(Dec.)	Percent Change
	(in millions)
Employee costs	$118.1	$104.2	$13.9	13.3%
Depreciation and amortization	34.5	31.5	3.0	9.5%
Data processing	17.9	19.6	(1.7)	(8.7)%
Outside services	34.5	36.3	(1.8)	(5.0)%
Royalty fees	56.6	46.1	10.5	22.6%
Trading volume incentives	4.3	6.3	(2.0)	(30.6)%
Travel and promotional expenses	9.8	10.0	(0.2)	(2.0)%
Facilities costs	5.0	5.0	—	(0.3)%
Other expenses	5.5	9.2	(3.7)	(40.0)%
Total operating expenses	$286.2	$268.2	$18.0	6.7%
Employee Costs
For the year ended December 31, 2013, employee costs were $118.1 million, or 20.6% of total operating revenues, compared with $104.2 million, or 20.3% of total operating revenues, in the same period in 2012. This represented an increase of $13.9 million, or 13.3%, resulting from increases in stock-based compensation of $8.5 million, annual incentive compensation of $3.7 million and salaries of $4.4 million resulting from increases in staffing, primarily for regulatory functions. These increases were partially offset by lower severance expense of $2.5 million.
The increase in stock-based compensation of $8.5 million resulted from the amortization of stock-compensation expense relating to the February 2013 and May 2013 grants and the recognition of $4.0 million of accelerated stock-based compensation related to the February 2013 grant to certain executives due to provisions contained in their employment arrangements and the recognition of the remaining value of stock grants awarded, in June 2010, to employees in the Company's regulatory division who are no longer eligible to receive equity based compensation.

Depreciation and Amortization
Depreciation and amortization increased by $3.0 million to $34.5 million for the year ended December 31, 2013 compared with $31.5 million for the same period in 2012.
Data Processing
Data processing expenses decreased $1.7 million to $17.9 million for the year ended December 31, 2013 compared with $19.6 million in the prior-year period, representing 3.1% and 3.8% of total operating revenues in the years ended 2013 and 2012, respectively. The decrease in data processing expenses is primarily due to decreases in hardware and software maintenance relating to the migration of the trading platform completed in December 2012.
Outside Services
Expenses related to outside services decreased to $34.5 million for the year ended December 31, 2013 from $36.3 million in the prior-year period and represented 6.0% and 7.1% of total operating revenues in the years ended 2013 and 2012, respectively. The $1.8 million decrease is primarily due to lower costs related to litigation. The Company received insurance reimbursement for legal expenses of $1.5 million during the year ended December 31, 2013.
Royalty Fees
Royalty fees for the year ended December 31, 2013 were $56.6 million compared with $46.1 million for the prior year period, an increase of $10.5 million. The increase is primarily due to higher trading volume in licensed index products and an increase in royalty rates as a result of the amendment the Company executed with S&P to the existing S&P Agreement.
Trading Volume Incentives
Trading volume incentives decreased $2.0 million to $4.3 million for the year ended December 31, 2013 compared to $6.3 million for the same period a year ago. The decrease was primarily due to lower volume in multiply-listed options products (equities and exchange-traded products), modifications in the criteria for contracts qualifying for certain quantity-based fee waivers and adjustments to the fees paid by the Company for transactions linked to away exchanges.
Other Expenses
Other expenses decreased $3.7 million to $5.5 million for the year ended December 31, 2013 compared to $9.2 million for the same period a year ago. In 2012, the Company accrued an estimated expense of $5.0 million for the liability related to the SEC investigation of CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws. In 2013, the Company recorded an additional $1.0 million related to the final agreement with the SEC resulting in a net decrease of $4.0 million year over year.
Operating Income
As a result of the items above, operating income in 2013 was $285.9 million compared to $244.1 million in 2012, an increase of $41.8 million.
Other Expense
Net Loss from Investment in Affiliates
Net loss from investment in affiliates was $2.2 million for the year ended December 31, 2013 compared with $1.7 million for the same period in the prior year. The loss in 2013 and 2012 primarily reflected the Company's share of the operating loss of Signal Trading Systems, LLC. See Note 3 to the consolidated financial statements for additional information on the Company's investment in Signal Trading Systems, LLC.
Income before Income Taxes
As a result of the items above, income before income taxes in 2013 was $283.7 million compared to $242.6 million in 2012, an increase of $41.1 million.
Income Tax Provision
For the year ended December 31, 2013, the income tax provision was $107.7 million compared with $85.2 million for the same period in 2012, a direct result of an increase in the effective tax rate and higher taxable income. The effective tax rate was 38.0% and 35.1% for the years ended December 31, 2013 and 2012, respectively. The increase in effective tax rate for the year ended December 31, 2013 compared to 2012 is the result of 2012 including the recognition of discrete items related to prior periods. During the twelve months ended December 31, 2012, the Company filed amended returns for 2008, 2009 and 2010 and completed its return for 2011 and recognized, as a discrete item, in the aggregate, a $12.9 million net benefit for a Section 199 deduction for U.S. production activities. No prior period adjustments were recorded in the year ended December 31, 2013.
Net Income
As a result of the items above, net income allocated to common stockholders in 2013 was $173.9 million compared to $155.3 million in 2012, an increase of $18.6 million. Basic and diluted net income per share allocated to common stockholders were $1.99 and $1.78 for the years ended December 31, 2013 and 2012, respectively.
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
Significant Events in 2012
Total industry cleared contract volume in 2012 reached 4.0 billion contracts, a 12% decline from the 2011 record volume of 4.6 billion contracts as reported by the OCC. Despite this decline, 2012 marked the second highest year for cleared contract volume to date and the second consecutive year in which volume surpassed 4 billion contracts.

We experienced strong growth in VIX options and futures in 2012. For the year ended December 31, 2012 as compared to the prior year period, we experienced increases in total volume in VIX options and futures of 13.0% and 99.2%, respectively. We believe the growth is due to a broader customer base and our commitment to investor education.
On December 12, 2012, the Company announced that William J. Brodsky, Chairman and CEO, advised the Board that he planned to step down as CEO effective following the 2013 Annual Meeting in May 2013. Following the annual meeting, he assumed the role of Executive Chairman of the Board. The company also announced that its Board of Directors appointed Edward T. Tilly, CBOE President and COO, as CEO, also effective following the 2013 Annual Meeting. Edward L. Provost, CBOE Chief Business Development Officer, succeeded Tilly as CBOE President and COO.

Transactions Impacting our Financial Performance for the Twelve Months ended December 31, 2012

•
On January 3, 2012, the Company implemented several changes to our fee schedule to promote trading in various products. Adjustments were made to liquidity provider sliding scales, effectively decreasing per contract fees on multiply-listed options products and increasing per contract fees on proprietary products. For Clearing Trading Permit Holders that are proprietary firms, a single, fixed transaction fee for non-paired orders in products other than our proprietary options products was established. And, in an effort to increase our market share, we implemented a volume incentive program ("VIP") to reward firms who execute qualifying electronic, public customer, multiply-listed volume at CBOE in excess of certain thresholds, with a graduated schedule for higher tiers.

•
In addition to transaction fee changes, on January 3, 2012, we implemented fee adjustments for market-maker trading permits, which resulted in lower access fees, and we increased our exchange services and other fees for Trading Permit Holders.

•
Effective August 1, 2012, CBOE increased its options regulatory fee rate and C2 implemented an options regulatory fee. The increase in the options regulatory fee is reflected in "Regulatory Fees" in the consolidated statements of income.

•
Other expenses include the impact of an expense accrual of $5.0 million for a liability related to an SEC investigation of CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws.

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
Transaction Fees
Transaction fees decreased 4.3% to $357.1 million for the year ended December 31, 2012, representing 69.7% of total operating revenues, compared with $373.1 million for the prior year period, or 73.4% of total operating revenues. This decrease was largely driven by a decrease in trading volume of 6.8%, partially offset by a 2.6% increase in the average revenue per contract. The increase in average revenue per contract was primarily due to fee changes implemented during 2012, which increased the rate per contract on index options and futures contracts and decreased the rate per contract on multiply-listed options products, and the mix of products traded.
Although our share of total exchange-traded options contracts increased to 27.8% from 26.4% from the prior year period, overall trading volume decreased. Trading volume is impacted by many factors. These factors include: macroeconomic events, market volatility, regulatory actions or considerations, availability of capital, competition, number of trading days in the period and seasonality.

Average revenue per contract, discussed in greater detail below, is impacted by our fee structure which includes volume based incentive programs, mix of products traded and the percentage of trading volume executed by customers as compared to professionals, market-makers, clearing trading permit holders and broker-dealers.

The following summarizes transaction fees by product for 2012 compared to 2011.

	2012	2011	Inc./(Dec.)	Percent Change
	(in millions)
Equities	$59.6	$84.3	$(24.7)	(29.3)%
Indexes	204.4	197.3	7.1	3.6%
Exchange-traded products	55.6	74.4	(18.8)	(25.3)%
Total options transaction fees	319.6	356.0	(36.4)	(10.2)%
Futures	37.5	17.1	20.4	119.3%
Total transaction fees	$357.1	$373.1	$(16.0)	(4.3)%
Trading Volume
The Company's ADV was 4.54 million contracts in 2012, a decrease of 6.0% compared with 4.83 million for 2011. Total trading days in 2012 and 2011 were two hundred fifty and two hundred fifty-two, respectively. Due to the impact of Hurricane Sandy, all exchanges were closed two days in October 2012 resulting in no trading activity on those days.
The Company experienced a decrease in volume in each options product category. The Company continued to experience significant growth in futures primarily driven by futures contracts on the VIX index. The following summarizes changes in total trading volume and ADV by product for 2012 compared to 2011.

	2012		2011		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
	(in millions)
Equities	494.3	1.97	516.1	2.05	(4.2)%	(3.5)%
Indexes	304.3	1.22	320.4	1.27	(5.0)%	(4.2)%
Exchange-traded products	311.8	1.25	368.4	1.46	(15.4)%	(14.7)%
Total options contracts	1,110.4	4.44	1,204.9	4.78	(7.8)%	(7.1)%
Futures contracts	23.9	0.10	12.0	0.05	99.2%	99.2%
Total contracts	1,134.3	4.54	1,216.9	4.83	(6.8)%	(6.0)%

The following provides the percentage of volume by product category for the year ended December 31, 2012 and 2011.

	2012	2011
Equities	43.6%	42.4%
Indexes	26.8%	26.3%
Exchange-traded products	27.5%	30.3%
Futures	2.1%	1.0%
Total	100.0%	100.0%
Average revenue per contract
The average revenue per contract was $0.315 in 2012, an increase of 2.6% compared with $0.307 in 2011. Average revenue per contract represents transaction fees divided by total contracts.

The following summarizes average revenue per contract by product for 2012 compared to 2011.

	2012	2011	Percent Change
Equities	$0.121	$0.163	(25.8)%
Indexes	0.672	0.616	9.1%
Exchange-traded products	0.178	0.202	(11.9)%
Total options revenue per contract	0.288	0.295	(2.4)%
Futures	1.570	1.419	10.6%
Total average revenue per contract	$0.315	$0.307	2.6%
There were a number of factors that contributed to the increase in our average revenue per contract in 2012 compared to 2011. These include:

•
Rate structure — Our rate structure includes sliding scales, volume discounts and limits on fees as part of our effort to increase liquidity and market share in multiply-listed options products and, to a lesser extent, on our proprietary products. The transaction fee changes implemented January 3, 2012, including the VIP, which does not include proprietary products, decreased the rate per contract on multiply-listed options products (equities and exchange-traded products) and increased the rate per contract on indexes and futures.

•
VIX options and futures— For the year ended December 31, 2012 as compared to the prior year period, we experienced increases in total volume in VIX options and futures of 13.0% and 99.2%, respectively. Index options represent the Company's highest options average revenue per contract. Futures contracts generate our highest total average revenue per contract.

•
Product mix—The increase in the average revenue per contract reflects a shift in the volume mix by product. Index options and futures contracts accounted for 26.8% and 2.1% of total contracts traded in 2012 up from 26.3% and 1.0% in 2011, respectively.

Access Fees
Access fees for the year ended December 31, 2012 decreased to $64.1 million from $68.7 million in the comparable prior year period. The decrease in access fees was primarily due to fee adjustments implemented in 2012 for market-maker trading permits, which lowered both the fee and pricing for monthly trading permits under the market-maker trading permit sliding scale. Market-makers that committed to a minimum number of trading permits for the calendar year qualified for a discounted monthly rate.
Exchange Services and Other Fees
Exchange services and other fees for the year ended December 31, 2012 increased 72.5% to $31.4 million from $18.2 million the comparable period in the prior year, resulting primarily from pricing increases for services such as connectivity to CBOE Command through network access ports and client application services.
Market Data Fees
Market data fees increased 22.4% to $24.3 million for the year ended December 31, 2012 from $19.9 million in the same period in the prior year. OPRA and Company market data fees for 2012 and 2011 were $15.0 million and $9.3 million and $12.9 million and $7.0 million, respectively. The Company's share of OPRA income for the period ended December 31, 2012 increased to 24.4% from 21.4% for the same period in 2011 as a result of an increase in the Company's share of total cleared options transactions. Revenue generated from the Company's market data services increased $2.3 million, resulting primarily from an increase in subscribers to CBOE Streaming Markets and other market data services and an increase in subscriber rates.
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
Operating Expenses
Total operating expenses decreased $1.7 million, or 0.6%, to $268.2 million for the year ended 2012 from $266.5 million in the year ago period, resulting from higher costs associated with outside services and other expenses, partially offset by lower depreciation and amortization and trading volume incentives. Expenses decreased to 52.3% of total operating revenues in the year ended 2012 compared with 52.5% in the same period in 2011.
The following summarizes changes in operating expenses for the year ended December 31, 2012 compared to 2011.

	2012	2011	Inc./(Dec.)	Percent Change
	(in millions)
Employee costs	$104.2	$104.5	$(0.3)	(0.3)%
Depreciation and amortization	31.5	34.1	(2.6)	(7.6)%
Data processing	19.6	17.9	1.7	9.5%
Outside services	36.3	27.3	9.0	33.0%
Royalty fees	46.1	47.8	(1.7)	(3.6)%
Trading volume incentives	6.3	14.2	(7.9)	(55.6)%
Travel and promotional expenses	10.0	9.8	0.2	2.0%
Facilities costs	5.0	5.4	(0.4)	(7.4)%
Other expenses	9.2	5.5	3.7	67.3%
Total operating expenses	$268.2	$266.5	$1.7	0.6%
Employee Costs
For the year ended December 31, 2012, employee costs were $104.2 million, or 20.3% of total operating revenues, compared with $104.5 million, or 20.6% of total operating revenues, in the same period in 2011. This represents a decrease of $0.3 million, or 0.3%, resulting from decreases in accrued incentive compensation of $0.9 million and severance expense of $0.5 million, partially offset by an increase in salaries of $1.4 million resulting from increases in staffing, primarily for regulatory functions.
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
Data Processing
Data processing expenses increased $1.7 million to $19.6 million for the year ended December 31, 2012 compared with $17.9 million in the prior-year period. The increase in data processing expenses is primarily due to an increase in hardware and software maintenance relating to the migration of the CBOE and CFE data centers to New Jersey and various other software upgrades.

Outside Services
Expenses related to outside services increased to $36.3 million for the year ended December 31, 2012 from $27.3 million in the prior-year period. The $9.0 million increase primarily resulted from higher expenses for costs relating to legal proceedings, costs associated with the Company's review of regulatory compliance and audit and accounting fees partially attributed to additional work related to the recognition of a certain discrete tax deduction.
Royalty Fees
Royalty fees expense for the year ended December 31, 2012 were $46.1 million compared with $47.8 million for the prior year period, a decrease of $1.7 million. This decrease primarily resulted from lower trading volume in licensed products.
Trading Volume Incentives
Trading volume incentives decreased $7.9 million to $6.3 million for the year ended December 31, 2012 compared to $14.2 million for the prior year period. The decrease was primarily due to lower volume in multiply-listed options products (equities and exchange-traded products), a modification in the criteria for contracts qualifying for certain quantity-based fee waivers and an adjustment to the fees paid by the Company for transactions linked to away exchanges.
Other Expenses
In 2012, the Company accrued an estimated expense of $5.0 million for a liability related to an SEC investigation of CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws.
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
Income Tax Provision
For the year ended December 31, 2012, the income tax provision was $85.2 million compared with $100.7 million for the same period in 2011. This decrease was a direct result of a decrease in the effective rate. The effective tax rate was 35.1% and 41.9% for the years ended December 31, 2012 and 2011, respectively. The decrease in effective tax rate for the year ended December 31, 2012 compared to the prior year period is the result of the recognition of discrete items and the benefit of a new tax apportionment method enacted by Illinois. During the twelve months ended December 31, 2012, the Company filed amended returns for 2008, 2009 and 2010 and completed its return for 2011 and recognized, as a discrete item, in the aggregate, a $12.9 million net benefit for a Section 199 deduction for U.S. production activities which encompasses all personal property, including computer software for prior year periods. The prior year effective tax rate included the impact of an increase in the Illinois tax rate effective January 1, 2011 and a charge of $4.2 million taken to increase state-related uncertain tax positions.
Net Income
As a result of the items above, net income allocated to common stockholders in 2012 was $155.3 million compared to $136.6 million in 2011, an increase of $18.7 million. Basic and diluted net income per share allocated to common stockholders were $1.78 and $1.52 for the years ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources
Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures, actual and anticipated quarterly and special dividend payments and common stock repurchases under the announced program. We expect to use cash on hand at December 31, 2013 and funds generated from operations to continue to meet our 2014 cash requirements. From time to time, we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would strengthen our business in the long-term; however, if consummated these transactions may negatively impact our liquidity in the short-term.
Cash Flows
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Operating Activities
Net cash provided by operating activities was $224.4 million and $200.5 million for the years ended December 31, 2013 and 2012, respectively. The increase in net cash flows provided by operating activities was primarily due to an increase in working capital generated by strong operating results.
Net cash provided by operating activities was $48.4 million higher than net income for the fiscal year ended December 31, 2013. The net increase was mainly a result of $34.5 million in depreciation and amortization, the recognition of stock-based compensation totaling $20.8 million and an increase in income taxes payable of $9.0 million, partially offset by an increase in accounts receivable of $4.2 million and an increase in income tax receivable of $10.3 million.
Investing Activities
Net cash flows used in investing activities totaled $31.2 million and $33.0 million for the years ended December 31, 2013 and 2012, respectively. Expenditures for capital and other assets totaled $28.7 million and $30.1 million for the years ended December 31, 2013 and 2012, respectively, primarily representing purchases of systems hardware and software. The Company made investments in IPXI Holdings, LLC of $0.6 million and Signal Trading Systems, LLC of $1.9 million in 2013.
The Company projects expenditures for capital and other assets in 2014 to be between $47.0 and $50.0 million. The expenditures are primarily driven by spending to harden the company's systems, as well as ongoing investments in systems hardware and software that enhance trading technology and regulatory systems.
Financing Activities
Net cash flows used in financing activities totaled $107.4 million and $166.9 million for the years ended December 31, 2013 and 2012, respectively. The decrease in net cash flows used in financing activities resulted primarily from the payment of a special dividend in the prior year totaling $66.2 million.
For the year ended December 31, 2013, net cash flows used in financing activities consisted of $45.3 million in unrestricted common stock purchases under the Company's share repurchase program, $58.4 million for the payment of quarterly dividends, $6.1 million for other shares purchased, which consisted of unrestricted common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Operating Activities
Net cash provided by operating activities was $200.5 million and $203.1 million for the years ended 2012 and 2011, respectively. The decrease in net cash provided by operating activities was primarily due to an increase in accounts receivable, reflecting activity for December 2012, resulting from fee increases implemented in 2012 and higher trading volume and product mix as compared to December 2011.
Net cash provided by operating activities was $43.1 million higher than net income for the fiscal year ended December 31, 2012. The net increase was mainly a result of $31.5 million in depreciation and amortization, the recognition of stock-based compensation totaling $12.3 million and increase in income taxes payable of $8.7 million partially offset by an increase in accounts receivable of $8.1 million and an increase in income tax receivable of $5.0 million.

Investing Activities
Net cash flows used in investing activities totaled $33.0 million and $30.3 million for the years ended December 31, 2012 and 2011, respectively. Expenditures for capital and other assets totaled $30.1 million and $29.1 million for the years ended December 31, 2012 and 2011, respectively, primarily representing purchases of systems hardware and software. The Company made investments in IPXI Holdings, LLC for $1.3 million and Signal Trading Systems, LLC for $1.7 million in 2012.
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
Dividends
The Company’s expectation is to continue to pay dividends. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our board of directors deems relevant. Future debt obligations and statutory provisions, among other things, may limit, or in some cases prohibit, our ability to pay dividends.
Share Repurchase Program
On August 2, 2011, the Company announced that its board of directors had approved a share repurchase program that authorized the Company to purchase up to $100 million of its outstanding unrestricted common stock. On July 31, 2012, the Company announced that its board of directors had approved the repurchase of an additional $100 million of its outstanding unrestricted common stock. On December 10, 2013, the Company announced that its board of directors had approved the repurchase of an additional $100 million of its outstanding unrestricted common stock. This authorization was in addition to any amount remaining under the August 2011 and July 2012 authorizations. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

For the twelve months ended December 31, 2013, the Company purchased 932,400 shares of unrestricted common stock at an average cost per share of $48.57, totaling $45.3 million in purchases under the program.

Since inception of the program, the Company purchased 4,639,824 shares of unrestricted common stock at an average cost per share of $30.61, totaling $142.0 million in purchases under the program.
Off-Balance Sheet Arrangements
We currently do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Lease and Contractual Obligations
The Company leases office space in downtown Chicago, Illinois for its Regulatory Division, in a suburb of Chicago for a remote network operations center, in New York City for certain marketing activities and New Jersey for housing its data center, with lease terms remaining from 5 months to 136 months as of December 31, 2013. Total rent expense related to these lease obligations for the years ended December 31, 2013, 2012 and 2011 were $3.0 million, $3.5 million and $3.2 million, respectively. Future minimum payments under these non-cancelable lease and advertising obligations were as follows at December 31, 2013 (in thousands):

	Total(1)	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$12,965	$2,562	$4,646	$1,667	$4,090
Total	$12,965	$2,562	$4,646	$1,667	$4,090

(1)	Gross unrecognized income tax liabilities, excluding interest and penalties, of $26.7 million are not included in the table due to uncertainty about the date of their settlement.

In addition to the non-cancelable leases, the Company has contractual obligations related to licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements that total $12.2 million for the next five years.
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents. We have no long-term or short-term debt. The Company does not trade options for its own account.
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents. As of December 31, 2013 and 2012, our cash and cash equivalents were $221.3 million and $135.6 million, respectively. We invest available cash in highly liquid, short-term investments, such as money market funds and U.S. Treasury securities. Our investment policy is to preserve capital and liquidity. A hypothetical three basis point decrease in short-term interest rates would decrease annual earnings by less than $75,000, assuming no change in the amount or composition of our cash and cash equivalents.
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CBOE Holdings, Inc. and Subsidiaries
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of CBOE Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CBOE Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CBOE Holdings, Inc. and Subsidiaries
Chicago, Illinois

We have audited the internal control over financial reporting of CBOE Holdings, Inc. and subsidiaries (the “Company”) as of
December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of
December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated
February 21, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 21, 2014

CBOE Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2013 and December 31, 2012

(in thousands, except share amounts)	December 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$221,341	$135,597
Accounts receivable—net allowances of 2013 - $266 and 2012 - $340	49,888	45,666
Marketing fee receivable	8,869	5,216
Income taxes receivable	22,039	11,717
Other prepaid expenses	4,007	4,146
Other current assets	2,717	567
Total Current Assets	308,861	202,909
Investments in Affiliates	14,581	14,270
Land	4,914	4,914
Property and Equipment:
Construction in progress	23	89
Building	65,448	62,442
Furniture and equipment	271,437	263,155
Less accumulated depreciation and amortization	(269,614)	(251,642)
Total Property and Equipment—Net	67,294	74,044
Other Assets:
Software development work in progress	7,853	4,370
Data processing software and other assets (less accumulated amortization—2013, $147,322; 2012, $133,862)	38,086	38,351
Total Other Assets—Net	45,939	42,721
Total	$441,589	$338,858
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$52,958	$45,148
Dividend payable	43,831	—
Marketing fee payable	9,442	5,808
Deferred revenue and other liabilities	1,100	1,084
Post-retirement medical benefits	127	110
Total Current Liabilities	107,458	52,150
Long-term Liabilities:
Post-retirement medical benefits	2,110	1,794
Income tax liability	29,903	20,857
Other long-term liabilities	3,856	3,946
Deferred income taxes	13,745	20,989
Total Long-term Liabilities	49,614	47,586
Commitments and Contingencies
Total Liabilities	157,072	99,736
Stockholders' Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 or 2012	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 91,845,492 issued and 86,770,737 outstanding at December 31, 2013; 91,270,274 issued and 87,271,683 outstanding at December 31, 2012	919	913
Additional paid-in-capital	90,985	67,812
Retained earnings	349,290	275,491
Treasury stock at cost – 5,074,755 shares at December 31, 2013 and 3,998,591 shares at December 31, 2012	(155,627)	(104,201)
Accumulated other comprehensive loss	(1,050)	(893)
Total Stockholders' Equity	284,517	239,122
Total	$441,589	$338,858
See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2013, 2012 and 2011

	Year Ended	Year Ended	Year Ended
(in thousands, except per share amounts)	December 31, 2013	December 31, 2012	December 31, 2011
Operating Revenues:
Transaction fees	$397,218	$357,146	$373,065
Access fees	61,022	64,070	68,693
Exchange services and other fees	37,250	31,368	18,181
Market data fees	24,911	24,360	19,906
Regulatory fees	36,631	20,995	19,243
Other revenue	15,018	14,399	9,056
Total Operating Revenues	572,050	512,338	508,144
Operating Expenses:
Employee costs	118,083	104,196	104,454
Depreciation and amortization	34,488	31,485	34,094
Data processing	17,898	19,603	17,933
Outside services	34,473	36,300	27,310
Royalty fees	56,576	46,135	47,822
Trading volume incentives	4,355	6,275	14,239
Travel and promotional expenses	9,806	10,006	9,812
Facilities costs	5,053	5,066	5,400
Other expenses	5,504	9,175	5,448
Total Operating Expenses	286,236	268,241	266,512
Operating Income	285,814	244,097	241,632
Other Income/(Expense):
Investment income	63	149	142
Net loss from investment in affiliates	(2,221)	(1,695)	(811)
Interest and other borrowing costs	—	—	(879)
Total Other Expense	(2,158)	(1,546)	(1,548)
Income Before Income Taxes	283,656	242,551	240,084
Income tax provision	107,657	85,156	100,678
Net Income	175,999	157,395	139,406
Net Income allocated to participating securities	(2,136)	(2,141)	(2,824)
Net Income allocated to common stockholders	$173,863	$155,254	$136,582
Net income per share allocated to common stockholders (Note 14)
Basic	$1.99	$1.78	$1.52
Diluted	1.99	1.78	1.52
Weighted average shares used in computing net income per share
Basic	87,331	87,460	89,994
Diluted	87,331	87,460	89,994
See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013, 2012 and 2011

	Year Ended	Year Ended	Year Ended
(in thousands)	December 31, 2013	December 31, 2012	December 31, 2011

Net Income	$175,999	$157,395	$139,406

Comprehensive Income (Loss) - net of tax:
Post retirement benefit obligation	(157)	6	73

Comprehensive Income	175,842	157,401	139,479
Comprehensive Income allocated to participating securities	(2,136)	(2,141)	(2,824)
Comprehensive Income allocated to common stockholders	$173,706	$155,260	$136,655

See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011

	Year Ended	Year Ended	Year Ended
(in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Cash Flows from Operating Activities:
Net Income	$175,999	$157,395	$139,406
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	34,488	31,485	34,094
Other amortization	114	88	90
Provision for deferred income taxes	(7,145)	(495)	940
Stock-based compensation	20,823	12,348	12,618
Equity in loss of affiliates	1,976	1,695	352
Impairment of investment in affiliates and other assets	245	—	459
Loss on disposition of property	3	1	1,225
Changes in assets and liabilities:
Accounts receivable	(4,222)	(8,088)	168
Marketing fee receivable	(3,653)	(21)	2,620
Income taxes receivable	(10,321)	(4,961)	(1,219)
Prepaid expenses	139	6	704
Other current assets	(2,151)	498	(528)
Accounts payable and accrued expenses	5,516	1,113	5,784
Marketing fee payable	3,634	43	(2,584)
Deferred revenue and other liabilities	(75)	773	(16)
Post-retirement benefit obligations	(36)	(17)	(4)
Income tax liability	9,046	8,672	9,020
Net Cash Flows provided by Operating Activities	224,380	200,535	203,129
Cash Flows from Investing Activities:
Capital and other assets expenditures	(28,673)	(30,066)	(29,143)
Investment in Signal Trading Systems, LLC	(1,920)	(1,661)	—
Investment in IPXI Holdings, LLC	(612)	(1,250)	(1,250)
Other	8	—	112
Net Cash Flows used in Investing Activities	(31,197)	(32,977)	(30,281)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(58,369)	(47,828)	(40,372)
Payment of special dividend	—	(66,197)	—
Excess tax benefit from stock-based compensation	2,356	—	—
Purchase of unrestricted stock from employees	(6,136)	(3,128)	(4,339)
Purchase of unrestricted common stock under announced program	(45,290)	(49,744)	(46,990)
Net Cash Flows used in Financing Activities	(107,439)	(166,897)	(91,701)
Net Increase in Cash and Cash Equivalents	85,744	661	81,147
Cash and Cash Equivalents at Beginning of Period	135,597	134,936	53,789
Cash and Cash Equivalents at End of Period	$221,341	$135,597	$134,936
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$113,741	$82,633	$93,224
Non-cash activities:
Change in post-retirement benefit obligation	255	(25)	(90)
Unpaid liability - dividends payable	43,831	—	—
Unpaid liability to acquire equipment and software	3,048	755	1,537
Unpaid liability for investment in IPXI Holdings, LLC	—	—	1,250
See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2013, 2012 and 2011

(in thousands)	Preferred Stock	Unrestricted Common Stock	Class A-2 Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance—January 1, 2011	—	518	383	42,858	133,087	—	(972)	175,874
Automatic conversion of the shares of Class A-2 into unrestricted common stock		383	(383)					—
Cash dividends on common stock					(40,372)			(40,372)
Stock-based compensation				12,618				12,618
Issuance of vested restricted stock granted to employees		7		(7)				—
Purchase of unrestricted common stock						(51,329)		(51,329)
Net income					139,406			139,406
Post-retirement benefit obligation adjustment—net of tax expense of $17							73	73
Balance—December 31, 2011	—	908	—	55,469	232,121	(51,329)	(899)	236,270
Cash dividends on common stock					(114,025)			(114,025)
Stock-based compensation				12,348				12,348
Issuance of vested restricted stock granted to employees		5		(5)				—
Purchase of unrestricted common stock						(52,872)		(52,872)
Net income					157,395			157,395
Post-retirement benefit obligation adjustment—net of tax expense of $19							6	6
Balance-December 31, 2012	—	913	—	67,812	275,491	(104,201)	(893)	239,122
Cash dividends on common stock					(102,200)			(102,200)
Stock-based compensation				20,823				20,823
Issuance of vested restricted stock granted to employees		6		(6)				—
Excess tax benefits from stock-based compensation plan				2,356				2,356
Purchase of unrestricted common stock						$(51,426)		(51,426)
Net income					175,999			175,999
Post-retirement benefit obligation adjustment—net of tax benefit of $99							(157)	(157)
Balance-December 31, 2013	$—	$919	$—	$90,985	$349,290	$(155,627)	$(1,050)	$284,517
See notes to consolidated financial statements.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2013, 2012 and 2011
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business—CBOE Holdings, Inc. ("CBOE Holdings" or the "Company") is the holding company of registered securities exchanges, subject to oversight by the Securities and Exchange Commission ("SEC"), and a designated contract market under the jurisdiction of the Commodity Futures Trading Commission ("CFTC"). Our principal business is providing a marketplace for the trading of equity options, ETP options and index options and futures contracts.
Basis of Presentation—The consolidated financial statements include the accounts and results of operations of CBOE Holdings and its wholly-owned subsidiaries, including: Chicago Board Options Exchange, Incorporated ("CBOE"), CBOE Futures Exchange, LLC ("CFE"), C2 Options Exchange, Incorporated ("C2"), Market Data Express, LLC, Chicago Options Exchange Building Corporation and DerivaTech Corporation. Inter-company balances and transactions have been eliminated in consolidation. The Company reports the results of its operations in one reporting segment.
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
Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with maturities of three months or less from the date of purchase. The Company's places its cash and cash equivalents with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the creditworthiness of the financial institutions with which it does business; therefore concentrations of credit risk are limited. There are no redemption restrictions on the Company's invested cash balances.
Accounts Receivable—Accounts receivable consists primarily of transaction and regulatory fees from the Options Clearing Corporation, OCC and the Company's share of distributable revenue receivable from OPRA. Accounts receivable are primarily collected through OCC, and are with large, highly-rated clearing firms; therefore concentrations of credit risk are limited. The Company has no financing related receivables.
Prepaid expenses—Prepaid expenses primarily consist of prepaid software maintenance and licensing expenses which are amortized over the respective periods.
Investments in Affiliates—Investments in affiliates represent investments in OCC, Signal Trading Systems, LLC ("Signal Trading"), IPXI Holdings, LLC ("IPXI") and CBOE Stock Exchange, LLC ("CBSX").
The investments in OCC and IPXI are accounted for under the cost-method of accounting for investments.
The investment in Signal Trading is accounted for under the equity method.
The investment in CBSX is accounted for under the equity method.
Investments in affiliates are periodically reviewed to determine whether any events or changes in circumstances indicate that the investments may be other than temporarily impaired. In the event of impairment, the Company would recognize a loss for the difference between the carrying amount and the estimated fair value of the investment.
Property and Equipment—Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method, generally over five to forty years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining term of the applicable leases.
Property and Equipment—Construction in Progress is capitalized and carried at cost. Upon completion, the projects are placed in service and amortized over the appropriate useful lives, using the straight-line method commencing with the date the asset is placed in service.
Software Development Work in Progress and Data Processing Software and Other Assets — The Company expenses software development costs as incurred during the preliminary project stage, while capitalizing costs incurred during the application development stage, which includes design, coding, installation and testing activities. Estimated useful lives are

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2013, 2012 and 2011

three to five years for internally developed and other data processing software and generally are five years or less for other assets.
Employee Benefit Plans—The funded status of a post retirement benefit plan is recognized in the Consolidated Balance Sheet and changes in that funded status are recognized in the year of change in other comprehensive income (loss). Plan assets and obligations are measured at year end. The Company recognizes changes in actuarial gains and losses and prior service costs in the year in which the changes occur through accumulated other comprehensive loss.
Commitments and Contingencies—Litigation—The Company accrues loss contingencies when the loss is both probable and estimable. All legal costs incurred in connection with loss contingencies are expensed as service is provided.
Revenue Recognition—Revenue recognition policies for specific sources of revenue are discussed below:
Transaction Fees:    Transaction fees are a function of three variables: (1) exchange fee rates; (2) trading volume; and (3) transaction mix between contract type. Transaction fees are assessed on a per contract basis and are considered earned upon the execution of a trade and are recognized on a trade date basis. Transaction fees are presented net of applicable volume discounts. In the event liquidity providers prepay for transaction fees, revenue is recognized based on the attainment of volume thresholds resulting in the amortization of the prepayment over the calendar year.
Access Fees:    Access fees represent fees assessed to Trading Permit Holders for the opportunity to trade and use other related functions of CBOE, C2 and CFE. Access fees are recognized during the period the service is provided.
Exchange Services and Other Fees:  Exchange services and other fees include system services, trading floor charges and application revenue. Exchange services and other fees are recognized during the period the service is provided.
Market Data Fees:    Market data fees include Options Price Reporting Authority ("OPRA") income and Company market data services. OPRA is a limited liability company consisting of representatives of the member exchanges and is authorized by the SEC to provide consolidated options information. The Company's market data services are provided through CBOE Streaming Markets ("CSM") and other services. OPRA income is allocated based upon the individual exchange's relative volume of total cleared options transactions. The Company receives monthly estimates of OPRA's distributable revenue (See Note 4) and income is distributed on a quarterly basis. Company market data fees represent charges for current and historical options and futures data. Market data services are recognized in the period the data is provided.
Regulatory Fees:   Regulatory fees are primarily based on the number of customer contracts traded on all U.S. options exchanges by Trading Permit Holders and are recognized on a trade-date basis. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.
Concentration of Revenue: At December 31, 2013, there were one hundred four CBOE clearing firms, two of which cleared a combined 48% of our billings collected through the OCC in 2013. The next largest clearing firm accounted for approximately 6% of our billings collected through the OCC. No one Trading Permit Holder using the clearing services of the top two clearing firms represented more than 39% of the revenue collected through the OCC in 2013 or 2012 for the respective clearing firm. Should a clearing firm withdraw from CBOE, we believe the Trading Permit Holder portion of that firm's trading activity would likely transfer to another clearing firm.
The two largest clearing firms mentioned above clear the majority of the market-maker sides of transactions at CBOE, C2 and at all of the U.S. options exchanges. If either of these firms were to withdraw from the business of market-maker clearing, and market-makers were unable to transfer to another firm, this could create significant disruption to the U.S. options markets, including ours.
Advertising Costs—Advertising costs, including print advertising and production costs, product promotion campaigns and seminar, conference convention costs and, in prior years, sponsorships with local professional sports organizations, related to trade shows and other industry events, are expensed as incurred or amortized over the respective period. The Company incurred advertising costs of $5.4 million, $5.3 million and $5.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Advertising costs are included in travel and promotional expenses in the consolidated statements of income.
Stock-Based Compensation—Stock-based compensation is based on the fair value of the award on the grant date and recognized over the related service period, net of estimated forfeitures.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2013, 2012 and 2011

Income Taxes—Deferred income taxes arise from temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.
The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements by using a more-likely-than-not recognition threshold based solely on the technical merits of the position taken or expected to be taken. Interest and penalties are recorded within the provision for income taxes in the Company's consolidated statements of income and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits. See Note 9 for further discussion of the Company's income taxes.
Recent Accounting Pronouncements— There are no recent accounting pronouncements that would impact our consolidated balance sheets, statements of income, comprehensive income or cash flows.
2. SHARE REPURCHASE PROGRAM
On August 2, 2011, the Company announced that its board of directors had approved a share repurchase program that authorizes the Company to purchase up to $100 million of its outstanding unrestricted common stock. On July 31, 2012, the Company announced that its board of directors had approved the repurchase of an additional $100 million of its outstanding unrestricted common stock. On December 10, 2013, the Company announced that its board of directors had approved the repurchase of an additional $100 million of its outstanding unrestricted common stock. This authorization was in addition to any amount remaining under the August 2011 and July 2012 authorizations. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

For the twelve months ended December 31, 2013, the Company purchased 932,400 shares of unrestricted common stock at an average cost per share of $48.57 totaling $45.3 million in purchases under the program.

Since inception of the program, the Company purchased 4,639,824 shares of unrestricted common stock at an average cost per share of $30.61 totaling $142.0 million in purchases under the program.

3. INVESTMENT IN AFFILIATES
At December 31, 2013 and 2012, the Company's investment in affiliates was comprised of the following (in thousands):

	2013	2012
Investment in OCC	$333	$333
Investment in Signal Trading	11,130	11,437
Investment in IPXI	3,118	2,500
Investment in CBSX	—	—
Investment in Affiliates	$14,581	$14,270
The Company holds a 20% investment in OCC which is accounted for under the cost-method of accounting for investments because of the Company's inability to exercise significant influence.
In May 2010, CBOE acquired a 50% interest in Signal Trading from FlexTrade Systems, Inc. ("FlexTrade"). The joint venture develops and markets a multi-asset front-end order entry system, known as "Pulse," which has a particular emphasis on options trading. The Company assists in the development of the terminals and provides marketing services to the joint venture, which is accounted for under the equity method. We account for the investment in Signal Trading under the equity method due to the substantive participating rights provided to the other limited liability company member, FlexTrade. In the twelve months ended December 31, 2013, the Company recorded contributions to and equity losses in Signal Trading of $1.7 million and $1.9 million, respectively.

In 2011 and 2012, the Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired a 10.0% interest in IPXI for $2.5 million. The Company contributed an additional $0.6 million to IPXI in October 2013 thus increasing the total investment to $3.1 million. The investment in IPXI is accounted for under the cost-method of accounting for investments. IPXI is creating a marketplace for a unique portfolio of financial products and services that facilitate investment in and risk management of intellectual property assets, helping buyers and sellers efficiently allocate intellectual property rights.
The Company currently holds a 49.96% equity interest in CBSX in return for non-cash property contributions. CBSX, which is not a self-regulatory organization, is considered a stock trading facility of CBOE. CBOE is responsible for the compliance and regulation of the CBSX marketplace. In addition, the Company has a services agreement under which it provides financial, accounting and technology support. CBSX is financed through existing capital and cash from operations. In December 2011, CBSX acquired the National Stock Exchange, Inc. ("NSX"), a registered national securities exchange that trades stocks. CBSX acquired NSX with existing cash on hand, and, as such, no additional capital was contributed to CBSX. The NSX stockholders did not receive any capital in CBSX. Accordingly, there was no impact on our investment in CBSX.
4. RELATED PARTIES
The Company collected transaction and other fees of $610.3 million, $544.3 million and $542.8 million in the years ended December 31, 2013, 2012 and 2011, respectively, by drawing on accounts of CBOE and C2 market participants held at OCC. The amounts collected by OCC for CBOE included $99.7 million, $96.1 million and $93.7 million, respectively, of marketing fees during the years ended December 31, 2013, 2012 and 2011. The Company had a receivable due from OCC of $48.6 million and $42.3 million at December 31, 2013 and 2012, respectively.
OPRA is a limited liability company consisting of representatives of the member exchanges and is authorized by the SEC to provide consolidated options information. This information is provided by the exchanges and is sold to outside news services and customers. OPRA's operating income is distributed among the exchanges based on their relative volume of total cleared options transactions. Operating income distributed to the Company was $12.9 million, $15.0 million and $12.9 million during the years ended December 31, 2013, 2012 and 2011, respectively. The Company had a receivable from OPRA of $3.9 million and $3.4 million at December 31, 2013 and 2012, respectively.
The Company incurred re-billable expenses on behalf of CBSX for expenses such as employee costs, computer equipment and software of $4.6 million, $3.7 million and $5.1 million during the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included as a reduction of the underlying expenses. The Company had a receivable from CBSX of $0.4 million and $0.5 million at December 31, 2013 and 2012, respectively.
Options Regulatory Surveillance Authority ("ORSA") is responsible for conducting insider trading investigations related to options on behalf of all options exchanges. CBOE is the Regulatory Services Provider under a plan entered into by the options exchanges and approved by the SEC to administer ORSA. The Company incurred re-billable expenses on behalf of ORSA for expenses such as employee costs, occupancy and operating systems of $2.3 million, $2.1 million and $2.0 million, during the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included as a reduction of the underlying expenses. The Company had a receivable due from ORSA of $1.2 million and $1.4 million at December 31, 2013 and 2012, respectively.
5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
At December 31, 2013 and 2012, accounts payable and accrued liabilities consisted of the following (in thousands):

	2013	2012
Compensation and benefit related liabilities	$22,193	$18,306
Royalties	13,512	10,529
Accounts payable	4,219	735
Facilities	1,824	1,932
Legal	1,602	1,706
Linkage	1,157	1,116
Liability related to SEC matter	—	5,000
Other	8,451	5,824
Total	$52,958	$45,148

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2013, 2012 and 2011

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
As of December 31, 2013 and 2012, amounts assessed by the Company on behalf of others included in current assets totaled $8.9 million and $5.2 million, respectively and payments due to others included in current liabilities totaled $9.4 million and $5.8 million, respectively.
7. DEFERRED REVENUE
The following tables summarize the activity in deferred revenue for the years ended December 31, 2013 and 2012.

(in thousands)	Balance at December 31, 2012	Cash Additions	Revenue Recognition	Balance at December 31, 2013
Liquidity provider sliding scale	$—	$29,232	$(29,232)	$—
Other, net	1,084	7,348	(7,332)	1,100
Total deferred revenue	$1,084	$36,580	$(36,564)	$1,100

(in thousands)	Balance at December 31, 2011	Cash Additions	Revenue Recognition	Balance at December 31, 2012
Liquidity provider sliding scale	—	$29,759	$(29,759)	$—
Other, net	351	4,940	(4,207)	1,084
Total deferred revenue	$351	$34,699	$(33,966)	$1,084

Liquidity providers who prepay transaction fees, at a minimum, for the first two levels of the liquidity provider sliding scale were eligible to receive reduced fees for contract volume above 2,000,000 per month in 2013 and 810,000 per month in 2012. The prepayment of 2013 and 2012 transaction fees totaled $29.2 million and $29.8 million, respectively. These amount were amortized and recorded as transaction fees over the respective twelve month periods.

8. EMPLOYEE BENEFITS
Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan ("SMART Plan"). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $4.0 million, $3.9 million and $4.5 million to the SMART Plan for each of the years ended December 31, 2013, 2012 and 2011, respectively.
Eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Each plan is a defined contribution plan that is non-qualified by Internal Revenue Code regulations. The Company contributed $1.6 million, $1.4 million and $1.3 million to the above plans for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company has a post-retirement medical plan for certain current and former members of senior management. The Company recorded immaterial post-retirement benefits expense for the years ended December 31, 2013, 2012 and 2011, resulting from the amortization of service costs and actuarial expense included in accumulated other comprehensive loss at December 31, 2013, 2012 and 2011.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2013, 2012 and 2011

9. INCOME TAXES
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax rate, net of federal income tax effect	3.6	4.8	5.5
Section 199 deductions	(2.1)	(7.5)	—
Other, net	1.5	2.8	1.4
Effective income tax rate	38.0%	35.1%	41.9%
During the twelve months ended December 31, 2012, the Company filed amended returns for 2008, 2009 and 2010 and completed its return for 2011 and recognized, as a discrete item, in the aggregate, a $12.9 million net benefit for a Section 199 deduction for U.S. production activities which encompasses all personal property, including computer software for prior year periods.
The components of income tax expense for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Current:
Federal	$93,844	$65,054	$76,637
State	20,958	20,597	23,101
Total current	114,802	85,651	99,738
Deferred:
Federal	(4,636)	406	(48)
State	(2,509)	(901)	988
Total deferred	(7,145)	(495)	940
Total	$107,657	$85,156	$100,678
At December 31, 2013 and 2012, the net deferred income tax liability (in thousands):

	2013	2012
Deferred tax assets	$25,144	$22,935
Deferred tax liabilities	(38,889)	(43,924)
Net deferred income tax liability	$(13,745)	$(20,989)

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2013, 2012 and 2011

The tax effect of temporary differences giving rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and 2012 are presented below (in thousands):

	2013	2012
Deferred tax assets:
Intangibles	$50	$89
Accrued compensation and benefits	11,233	9,221
Property, equipment and technology, net	697	570
Investment in affiliates	6,158	7,933
Other	7,006	5,122
Total deferred tax assets	25,144	22,935
Deferred tax liabilities:
Property, equipment and technology, net	(36,180)	(36,930)
Investment in affiliates	(1,683)	(1,687)
Prepaid	(1,027)	(996)
Other	1	(4,311)
Total deferred tax liabilities	(38,889)	(43,924)
Net deferred tax liabilities	$(13,745)	$(20,989)
The net deferred tax liabilities are classified as long-term liabilities in the Consolidated Balance Sheets at December 31, 2013 and 2012.
A reconciliation of the beginning and ending uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

	2013	2012	2011
Balance as of January 1	$19,493	$12,185	$3,165
Gross increases on tax positions in prior period	549	3,401	9,186
Gross decreases on tax positions in prior period	(18)	(833)	(2,215)
Gross increases on tax positions in current period	7,270	4,740	2,768
Lapse of statue of limitations	(549)	—	(719)
Balance as of December 31	$26,745	$19,493	$12,185
As of December 31, 2013, 2012 and 2011, the Company had $26.7 million, $19.5 million and $11.4 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $6.6 million, not including any potential new additions.
Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company's consolidated statements of income and were $1.8 million, $0.6 million and $0.1 million for the periods ended December 31, 2013, 2012 and 2011, respectively. Accrued interest and penalties were $3.2 million, $1.4 million and $0.8 million as of December 31, 2013, 2012 and 2011, respectively.
The Company is subject to U.S. federal tax, Illinois, New Jersey, and New York state taxes and Washington, D.C. taxes, as well as taxes in other local jurisdictions.  The Company has open tax years from 2007 on for New York, 2008 on for Federal, 2009 on for Illinois, and 2010 on for New Jersey and Washington, D.C.  The Internal Revenue Service is currently auditing 2010 and is looking at specific line items from 2008 to 2012 due to the filing by the Company of amended returns containing the recognition of certain credits and deductions.  The Illinois Department of Revenue is currently auditing 2009 and 2010.  The New York State Department of Taxation and Finance is currently auditing the 2007 through 2009 tax years.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2013, 2012 and 2011

10. FAIR VALUE MEASUREMENTS
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
The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2013 and 2012. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$207,000	—	—	$207,000
Total assets at fair value at December 31, 2013	$207,000	$—	$—	$207,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	126,000	—	—	126,000
Total assets at fair value at December 31, 2012	$126,000	$—	$—	$126,000

The Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired a 10.0% interest in IPXI Holdings, LLC ("IPXI") for $2.5 million. The Company contributed an additional $0.6 million in October 2013. The investment, measured at fair value on a non-recurring basis, is classified as level 3 as the fair value was based on both observable and unobservable inputs.
11. COMMITMENTS AND CONTINGENCIES
As of December 31, 2013, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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
For the years ended December 31, 2013, 2012 and 2011

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

As of December 31, 2013, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period.
Index Options Litigation
On November 15, 2006, CBOE, The McGraw-Hill Companies, Inc. ("McGraw-Hill") and CME Group Index Services, LLC (substituted for Dow Jones & Co.) ("Dow Jones") asserted claims in the Circuit Court of Cook County, Illinois against ISE and its parent company ("ISE"), seeking a declaration to prevent ISE from offering SPX and DJX options and to prevent OCC from issuing and clearing such options. ISE filed a lawsuit on November 2, 2006 in the United States District Court for the Southern District of New York, seeking a declaration that the rights asserted by McGraw-Hill and Dow Jones are preempted by federal law. The New York action was stayed during the Illinois action. The Illinois court has permanently restrained and enjoined ISE from listing or providing an exchange market for the trading of SPX and DJX options and enjoined OCC from issuing, clearing or settling the exercise of such ISE options. The Illinois Appellate Court affirmed the lower court's ruling on May 25, 2012 and the Illinois Supreme Court denied ISE's appeal of this decision. The U.S. Supreme Court denied ISE's Petition for Certiorari on May 13, 2013. ISE sought leave to amend its complaint in the New York Action. On December 18, 2013, the New York court denied ISE's petition and dismissed the case. That decision was not appealed.
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
On March 14, 2013, ISE conceded to an adverse judgment in the trial in this matter and asked that the judge enter judgment for CBOE. ISE has appealed this matter with the Federal Circuit.
On August 15, 2012, C2 filed a declaratory judgment complaint against ISE in the United States District Court for the Northern District of Illinois alleging that the '707 patent is not valid, not infringed and not enforceable in light of decisions in the CBOE case involving the same patent. This case has been stayed pending the outcome of the CBOE ‘707 litigation.
ISE -- QRM
On November 12, 2012, CBOE brought suit against ISE in the United States District Court for the Northern District of Illinois alleging that ISE infringes three patents related to quote risk monitor ("QRM") technology. CBOE has requested injunctive relief and monetary damages. On February 20, 2013, the court ruled that the case be transferred to the United States District Court for the Southern District of New York. On September 6, 2013, ISE petitioned the United States Patent and Trademark Office ("USPTO") to institute a Covered Business Method ("CBM") Patent Review of CBOE’s three QRM patents. On October 31, 2013, the court stayed the litigation pending the CBM Patent Review at the USPTO.
Other

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2013, 2012 and 2011

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
Leases and Other Obligations
The Company leases facilities with lease terms remaining from 5 months to 136 months as of December 31, 2013. Total rent expense related to these lease obligations, reflected in data processing and facilities costs line items on the Consolidated Statements of Income, for the years ended December 31, 2013, 2012 and 2011 were $3.0 million, $3.5 million and $3.2 million, respectively. Future minimum payments under these non-cancelable leases are as follows at December 31, 2013 (in thousands):

Year	Operating Leases	Total
2014	$2,562	$2,562
2015	2,348	2,348
2016	2,298	2,298
2017	1,117	1,117
2018	550	550
Total	$8,875	$8,875

In addition to the non-cancelable leases the Company has contractual obligations related to certain advertising programs and licensing agreements with various licensors. The licensing agreements contain annual minimum fee requirements that total $12.2 million for the next five years.

12. STOCK-BASED COMPENSATION
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

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2013, 2012 and 2011

For the years ended December 31, 2013, 2012 and 2011, the Company recognized $20.8 million, $12.3 million and $12.6 million, respectively, of stock-based compensation expense related to restricted stock. For the twelve months ended December 31, 2013, 2012 and 2011, the Company recorded $4.0 million, $0.3 million and $0.5 million, respectively, to recognize accelerated stock-based compensation. The accelerated stock-based compensation expense, in 2013, is primarily for certain executives due to provisions contained in their employment arrangements and, in 2012 and 2011, departures from the board of directors.
The activity in the Company's restricted stock for the year ended December 31, 2013 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2013	835,823	$28.92
Granted	474,152	35.35
Vested	(590,422)	41.31
Forfeited	(11,332)	29.25
Unvested restricted stock at December 31, 2013	708,221	$33.41
As of December 31, 2013, the Company had unrecognized stock-based compensation expense of $12.8 million related to outstanding restricted stock. The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 1.4 years. The Company is projecting a forfeiture rate in the range of 2% to 5%. The total fair value of shares vested during the year ended December 31, 2013 was $24.4 million.
13. NET INCOME PER COMMON SHARE
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

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2013, 2012 and 2011

The following table reconciles net income applicable to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the for the years ended December 31, 2013, 2012 and 2011:

(in thousands, except per share amounts)	2013	2012	2011
Basic EPS Numerator:
Net Income	$175,999	$157,395	$139,406
Less: Earnings allocated to participating securities	(2,136)	(2,141)	(2,824)
Net Income allocated to common stockholders	$173,863	$155,254	$136,582
Basic EPS Denominator:
Weighted average shares outstanding	87,331	87,460	89,994
Basic net income per common share	$1.99	$1.78	$1.52
Diluted EPS Numerator:
Net Income	$175,999	$157,395	$139,406
Less: Earnings allocated to participating securities	(2,136)	(2,141)	(2,824)
Net Income allocated to common stockholders	$173,863	$155,254	$136,582
Diluted EPS Denominator:
Weighted average shares outstanding	87,331	87,460	89,994
Dilutive common shares issued under restricted stock program	—	—	—
Diluted net income per common share	$1.99	$1.78	$1.52
For the year ended December 31, 2013, 708,221 shares of restricted stock were not included in the computation of diluted net income per common share because to do so would have an antidilutive effect.
14. QUARTERLY DATA (unaudited)

Year ended December 31, 2013 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$142,705	$150,772	$136,743	$141,830	$572,050
Operating expenses	73,275	75,414	68,316	69,231	286,236
Operating income	69,430	75,358	68,427	72,599	285,814
Net income	$42,373	$46,161	$41,356	$46,110	$175,999
Net income allocated to common stockholders	$41,789	$45,477	$40,955	$45,643	$173,863
Diluted—net income per share to common stockholders	$0.48	$0.52	$0.47	$0.52	$1.99

Year ended December 31, 2012 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$121,392	$132,549	$128,319	$130,078	$512,338
Operating expenses	63,977	66,480	67,458	70,326	268,241
Operating income	57,415	66,069	60,861	59,752	244,097
Net income	$33,417	$38,496	$45,758	$39,724	$157,395
Net income allocated to common stockholders	$32,863	$37,903	$45,243	$39,245	$155,254
Diluted—net income per share to common stockholders	$0.37	$0.44	$0.52	$0.45	$1.78

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2013, 2012 and 2011

•	In the first quarter of 2013, the Company recorded accelerated stock-based compensation expense of $3.2 million for certain executives due to provisions contained in their employment arrangements.

•
In the second quarter of 2013, the Company recorded $1.0 million of expense for an estimated liability related to an SEC investigation of CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws.

•
In the second quarter of 2013, the Company recorded grants to the Chief Executive Officer and President and Chief Operating Officer totaling $2.5 million, of which 50% vested upon grant. In addition, the Company recorded accelerated stock-based compensation of $0.8 million to recognize the remaining value of stock grants awarded to employees in its regulatory division who will no longer receive stock-based compensation.

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

15. SUBSEQUENT EVENTS
On February 5, 2014, the Company's board of directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable on March 21, 2014 to stockholders of record at the close of business on February 28, 2014.
On February 19, 2014, the Company granted 253,662 shares, consisting of restricted stock and restricted stock units, to certain officers and employees at a fair value of $55.35 per share, the closing price of the Company's stock on the grant date. The shares have a three year vesting period based on achievement of certain service, performance and/or market conditions and vesting accelerates upon the occurrence of a change in control of the Company or in the event of earlier death, disability or qualified retirement. In the first quarter of 2014, the Company will record accelerated stock-based compensation expense of approximately $2.5 million resulting from grants to certain executives due to provisions contained in their employment arrangements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2013. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.
(b)   Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 56.
There were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
On February 19, 2014, the Company’s board of directors approved the grant of restricted stock units to certain officers of the Company pursuant to the Long Term Incentive Plan ("LTIP"), including the named executive officers.
Each restricted stock unit is a notional amount that represents one unvested share of the Company’s common stock and entitles the participant to receive one share of common stock if and when the restricted stock unit vests. The restricted stock units were granted subject to different vesting and performance criteria as explained below:

•
Time-based Restricted Units. 50% of the restricted stock units have a three-year vesting period, with one-third of the restricted stock units vesting on each of the first, second and third anniversaries of the grant date. These awards are not subject to additional performance conditions.

•
Total Shareholder Return ("TSR") Performance Units. 25% of the restricted stock units will have a performance condition under which the number of units that will ultimately be awarded will vary from 0% to 200% of the original grant, based on the Company’s total shareholder return (calculated as the increase in the Company’s stock price over the performance period plus reinvested dividends, divided by the stock price at the beginning of the performance period) relative to the total shareholder returns for the S&P 500 index during the performance period.

•
Earnings Per Share ("EPS") Performance Units. 25% of the restricted stock units will have a performance condition under which the number of units that will ultimately be awarded will vary from 0% to 200% of the original grant, based on the Company’s earnings per share during the performance period, as adjusted for certain extraordinary, unusual or non-recurring items.

For each of the award types, the restricted stock units will be settled in shares following vesting of the restricted stock unit assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change of control of the Company or in the event of a participant’s earlier death, disability or qualified retirement.
The number of restricted stock units issued to each of the company’s named executive officers on February 19, 2014 is as follows:

Named Executive Officer	Time-based Restricted Units	TSR Performance Units	EPS Performance Units
Edward T. Tilly	16,121	8,061	8,061
Edward L. Provost	9,970	4,985	4,985
Alan J. Dean	7,010	3,505	3,505
Gerald T. O'Connell	6,143	3,072	3,072

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our executive officers is included on pages 18-19 of this Annual Report on Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders to be held on May 22, 2014, which will be filed within 120 days of the end of our fiscal year ended December 31, 2013 ("2014 Proxy Statement") and is incorporated herein by reference.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as all other employees and directors. Our Code of Business Conduct and Ethics is available on our website at http://ir.cboe.com/governance.cfm. We will also provide a copy of the Code of Business Conduct and Ethics to stockholders at no charge upon written request.
Item 11.    Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be in the 2014 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2014 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2014 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be in the 2014 Proxy Statement and is incorporated herein by reference.

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
(1)   Financial Statements
Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this report are included in this Annual Report on Form 10-K beginning at page 54. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements
(2)   Financial Statement Schedules
The Company has not included any financial statement schedules because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(3)   List of Exhibits
See (b) Exhibits below

(b)	Exhibits

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of CBOE Holdings, Inc., incorporated by reference to Annex C to Amendment No. 7 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 26, 2010.

3.2	Second Amended and Restated Bylaws of CBOE Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 333-140574) filed on January 24, 2014.
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
10.6
Amendment No. 5 to the S&P License Agreement, dated March 1, 2003, incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.7
Amended and Restated Amendment No. 6 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.7 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.8
Amended and Restated Amendment No. 7 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.9
Amendment No. 8 to the S&P License Agreement, dated January 9, 2005, incorporated by reference to Exhibit 10.9 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.10
Amendment No. 10 to the S&P License Agreement, dated June 19, 2009, incorporated by reference to Exhibit 10.10 to Amendment No. 6 to the Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.11
Amendment No. 11 to the Restated License Agreement, dated as of April 29, 2010, by and between Standard & Poor's Financial Services LLC and the Chicago Board Options Exchange, Incorporated, incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on May 11, 2010.+

10.12
Chicago Board Options Exchange, Incorporated Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.13
Chicago Board Options Exchange, Incorporated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.14
Chicago Board Options Exchange, Incorporated Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.15
Amendment No. 1 to the Chicago Board Options Exchange, Incorporated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34774) filed on November 12, 2010.*

10.16
Amended and Restated Employment Agreement, effective December 31, 2009, by and between the Chicago Board Options Exchange, Incorporated and William J. Brodsky, incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on March 11, 2010.*

10.17
Amended and Restated CBOE Holdings, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-165393) filed on June 11, 2010.*

10.18
Form of Restricted Stock Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34774) filed on June 11, 2010.*

10.19
Form of Restricted Stock Award Agreement (for Non-employee Directors), incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34774) filed on June 11, 2010.*

10.20
Amended and Restated CBOE Holdings, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 12, 2012.*

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
10.23
Amendment No. 1, dated August 22, 2011, to the Amended and Restated License Agreement, dated September 29, 2006, by and between CME Group Index Services LLC (as successor-in-interest to Dow Jones & Company, Inc.) and the Chicago Board Options Exchange, Incorporated, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-34774) filed on November 9, 2011.+

10.24
Transition Agreement, by and among CBOE Holdings, Inc., Chicago Board Options Exchange, Incorporated and William J. Brodsky, dated December 11, 2012, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 12, 2012.*

10.25
Amended and Restated Employment Agreement, by and among CBOE Holdings, Inc., Chicago Board Options Exchange, Incorporated and Edward T. Tilly, dated December 11, 2012, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 12, 2012.*

10.26
Amendment No. 12, to the S&P License Agreement, dated March 9, 2013, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File no. 001-34774) filed on May 7, 2013. +

10.27	Form of Restricted Stock Unit Award Agreement (for Executive Officers) under the Amended and Restated CBOE Holdings, Inc. Long-term Incentive Plan.* (filed herewith)
10.28	Form of Restricted Stock Unit Award Agreement (relative total shareholder return) under the Amended and Restated CBOE Holdings, Inc. Long-term Incentive Plan.* (filed herewith)
10.29	Form of Restricted Stock Unit Award Agreement (earnings per share) under the Amended and Restated CBOE Holdings, Inc. Long-term Incentive Plan.* (filed herewith)
21.1	Subsidiaries of CBOE Holdings, Inc. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
24.1	Powers of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (filed herewith).
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

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

CBOE HOLDINGS, INC. (Registrant)
By:	/s/ EDWARD T. TILLY
Edward T. Tilly Chief Executive Officer
Date: February 21, 2014
POWERS OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward T. Tilly, as attorney-in-fact and agent, with full power of substitution and re-substitution, to sign on his or her behalf, individually and in any and all capacities, including the capacities stated below, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2013 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ EDWARD T. TILLY	Chief Executive Officer and Director	February 21, 2014
Edward T. Tilly	(Principal Executive Officer)

/s/ ALAN J. DEAN	Executive Vice President, Chief Financial Officer and Treasurer	February 21, 2014
Alan J. Dean	(Principal Financial Officer)

/s/ DAVID S. REYNOLDS	Vice President and Chief Accounting Officer	February 21, 2014
David S. Reynolds	(Principal Accounting Officer)

/s/ WILLIAM J. BRODSKY	Executive Chairman	February 21, 2014
William J. Brodsky

/s/ JAMES R. BORIS	Director	February 21, 2014
James R. Boris

/s/ FRANK E. ENGLISH	Director	February 21, 2014
Frank E. English

/s/ EDWARD FITZPATRICK	Director	February 21, 2014
Edward Fitzpatrick

SIGNATURE	TITLE	DATE

/s/ JANET P. FROETSCHER	Director	February 21, 2014
Janet P. Froetscher

/s/ JILL R. GOODMAN	Director	February 21, 2014
Jill R. Goodman

/s/ DUANE R. KULLBERG	Director	February 21, 2014
Duane R. Kullberg

/s/ R. EDEN MARTIN	Director	February 21, 2014
R. Eden Martin

/s/ RODERICK A. PALMORE	Director	February 21, 2014
Roderick A. Palmore

/s/ SUSAN M. PHILLIPS	Director	February 21, 2014
Susan M. Phillips

/s/ SAMUEL K. SKINNER	Director	February 21, 2014
Samuel K. Skinner

/s/ CAROL E. STONE	Director	February 21, 2014
Carole E. Stone

/s/ EUGENE S. SUNSHINE	Director	February 21, 2014
Eugene S. Sunshine