Form 10-Q
period 2014-03-31
CBOE Holdings, Inc.
filed 2014-05-06
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of unrestricted common stock, as of the latest practicable date:

Class	April 25, 2014
Unrestricted Common Stock, par value $0.01	85,981,985 shares

CBOE HOLDINGS, INC.

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"CBOE Holdings," "we," "us," "our" or "the Company" refers to CBOE Holdings, Inc. and its subsidiaries.

•	"CBOE" refers to Chicago Board Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"C2" refers to C2 Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFE" refers to CBOE Futures Exchange, LLC, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.

•	"FASB" refers to the Financial Accounting Standards Board.

•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.

•	"OPRA" refers to the Options Price Reporting Authority, which is a limited liability company of member exchanges and is authorized by the SEC to provide consolidated options information.

•	"Our exchanges" refers to CBOE, C2 and CFE.

•	"SEC" refers to the U.S. Securities and Exchange Commission.

•	"SPX" refers to our S&P 500 Index exchange-traded options products.

•	"VIX" refers to the CBOE Volatility Index methodology.
References to "options" or "options contracts" in the text of this document refer to exchange-traded securities options and references to "futures" refer to futures and securities futures contracts.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as "may," "might," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from that expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC.
While we believe we have identified the risks that are material to us, these risks and uncertainties are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Some factors that could cause actual results to differ include:

•	the loss of our right to exclusively list and trade certain index options and futures products;

•	increasing price competition in our industry;

•	compliance with legal and regulatory obligations, including our obligations under the SEC Consent Order dated June 11, 2013;

•	decreases in the amount of trading volumes or a shift in the mix of products traded on our exchanges;

•	legislative or regulatory changes;

•	increasing competition by foreign and domestic entities;

•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;

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

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
	(unaudited)
Operating Revenues:
Transaction fees	$112,790	$99,145
Access fees	15,232	15,654
Exchange services and other fees	9,492	9,088
Market data fees	7,158	5,537
Regulatory fees	9,857	9,700
Other revenue	3,356	3,581
Total Operating Revenues	157,885	142,705
Operating Expenses:
Employee costs	33,374	30,837
Depreciation and amortization	8,604	8,282
Data processing	4,721	4,516
Outside services	7,378	11,035
Royalty fees	15,902	13,169
Trading volume incentives	1,126	1,013
Travel and promotional expenses	1,987	2,064
Facilities costs	1,313	1,253
Other expenses	1,442	1,106
Total Operating Expenses	75,847	73,275
Operating Income	82,038	69,430
Other Income/(Expense):
Investment income	14	4
Net loss from investment in affiliates	(509)	(725)
Total Other Expense	(495)	(721)
Income Before Income Taxes	81,543	68,709
Income tax provision	32,519	26,336
Net Income	49,024	42,373
Net income allocated to participating securities	(496)	(584)
Net Income Allocated to Common Stockholders	$48,528	$41,789
Net Income Per Share Allocated to Common Stockholders (Note 4):
Basic	$0.56	$0.48
Diluted	0.56	0.48
Weighted average shares used in computing income per share:
Basic	86,453	87,272
Diluted	86,453	87,272

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
(in thousands)	2014	2013
	(unaudited)
Net Income	$49,024	$42,373

Comprehensive Income (Loss) - net of tax:
Post-retirement benefit obligation	315	(208)

Comprehensive Income	49,339	42,165
Comprehensive income allocated to participating securities	(496)	(584)
Comprehensive Income allocated to common stockholders	$48,843	$41,581

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2014 and December 31, 2013

(in thousands, except share amounts)	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$199,065	$221,341
Accounts receivable—net allowances of $279 and $266	57,856	49,888
Marketing fee receivable	10,176	8,869
Income taxes receivable	732	22,039
Other prepaid expenses	7,271	4,007
Other current assets	922	2,717
Total Current Assets	276,022	308,861
Investments in Affiliates	14,571	14,581
Land	4,914	4,914
Property and Equipment:
Construction in progress	2,231	23
Building	65,491	65,448
Furniture and equipment	275,416	271,437
Less accumulated depreciation and amortization	(273,958)	(269,614)
Total Property and Equipment—Net	69,180	67,294
Other Assets:
Software development work in progress	10,754	7,853
Data processing software and other assets (less accumulated amortization—2014, $150,778; 2013, $147,322)	37,403	38,086
Total Other Assets—Net	48,157	45,939
Total	$412,844	$441,589
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$41,403	$52,958
Dividend payable	—	43,831
Marketing fee payable	10,743	9,442
Deferred revenue and other liabilities	14,167	1,100
Post-retirement benefit obligation - current	80	127
Income taxes payable	8,064	—
Total Current Liabilities	74,457	107,458
Long-term Liabilities:
Post-retirement benefit obligation - long-term	1,654	2,110
Income tax liability	32,249	29,903
Other long-term liabilities	3,833	3,856
Deferred income taxes	13,971	13,745
Total Long-term Liabilities	51,707	49,614
Commitments and Contingencies
Total Liabilities	126,164	157,072
Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 or December 31, 2013	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 92,008,024 issued and 86,194,095 outstanding at March 31, 2014; 91,845,492 issued and 86,770,737 outstanding at December 31, 2013	920	919
Additional paid-in-capital	98,662	90,985
Retained earnings	382,587	349,290
Treasury stock at cost – 5,813,929 shares at March 31, 2014 and 5,074,755 shares at December 31, 2013	(194,754)	(155,627)
Accumulated other comprehensive loss	(735)	(1,050)
Total Stockholders’ Equity	286,680	284,517
Total	$412,844	$441,589
 See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in thousands)	Preferred Stock	Unrestricted Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—January 1, 2014	$—	$919	$90,985	$349,290	$(155,627)	$(1,050)	$284,517
Cash dividends on common stock				(15,727)			(15,727)
Stock-based compensation			6,913				6,913
Excess tax benefits from stock-based compensation plan			765				765
Issuance of vested restricted stock granted to employees		1	(1)				—
Purchase of unrestricted common stock from employees to fulfill employee tax obligations					(1,990)		(1,990)
Purchase of unrestricted common stock under announced program					(37,137)		(37,137)
Net income				49,024			49,024
Post-retirement benefit obligation adjustment—net of tax						315	315
Balance—March 31, 2014	$—	$920	$98,662	$382,587	$(194,754)	$(735)	$286,680

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013

	Three Months Ended
(in thousands)	March 31, 2014	March 31, 2013
	(unaudited)
Cash Flows from Operating Activities:
Net income	$49,024	$42,373
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,604	8,282
Other amortization	18	29
Provision for deferred income taxes	25	(515)
Stock-based compensation	6,913	6,739
Loss on disposition of property	253	1
Loss on investment in affiliate	509	480
Impairment of investment in affiliate	—	245
Change in assets and liabilities:
Accounts receivable	(7,968)	(5,470)
Marketing fee receivable	(1,307)	(1,035)
Income taxes receivable	21,307	11,236
Prepaid expenses	(3,264)	(2,189)
Other current assets	1,795	(168)
Accounts payable and accrued expenses	(12,342)	(2,133)
Marketing fee payable	1,301	1,034
Deferred revenue and other liabilities	13,045	22,674
Post-retirement benefit obligations	(7)	(9)
Income taxes liability	2,346	13,723
Income taxes payable	8,064	—
Net Cash Flows provided by Operating Activities	88,316	95,297
Cash Flows from Investing Activities:
Capital and other assets expenditures	(12,172)	(6,440)
Investment in affiliates	(500)	(676)
Other	—	8
Net Cash Flows used in Investing Activities	(12,672)	(7,108)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(15,727)	(13,297)
Payment of special dividend	(43,831)	—
Excess tax benefit from stock-based compensation	765	—
Purchase of unrestricted common stock from employees	(1,990)	(3)
Purchase of unrestricted common stock under announced program	(37,137)	—
Net Cash Flows used in Financing Activities	(97,920)	(13,300)
Net Increase (Decrease) in Cash and Cash Equivalents	(22,276)	74,889
Cash and Cash Equivalents at Beginning of Period	221,341	135,597
Cash and Cash Equivalents at End of Period	$199,065	$210,486
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$10	$1,910
Non-cash activities:
Unpaid liability to acquire equipment and software	3,835	907

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2014 and 2013
(Unaudited)

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

NOTE 2 — BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

NOTE 3 — SHARE REPURCHASE PROGRAM

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding unrestricted common stock of $100 million and approved additional authorizations in 2012 of $100 million and 2013 of $100 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

For the three months ended March 31, 2014, the Company repurchased 700,868 shares of unrestricted common stock at an average cost per share of $52.99 totaling $37.1 million in purchases under the program.

Since inception of the program through March 31, 2014, the Company has repurchased 5,340,692 shares of unrestricted common stock at an average cost per share of $33.55, totaling $179.2 million in purchases under the program.

NOTE 4 — NET INCOME PER COMMON SHARE
The computation of basic net income allocated to common stockholders is calculated by reducing net income for the period by dividends paid or declared and undistributed net income for the period to arrive at net income allocated to common stockholders. Net income allocated to common stockholders is divided by the weighted average number of common shares outstanding during the period to determine net income per share allocated to common stockholders.
The computation of diluted earnings per share is calculated by dividing net income allocated to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The dilutive effect is calculated using the more dilutive of the treasury stock or the two-class method.
The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Basic EPS Numerator:
Net Income	$49,024	$42,373
Less: Earnings allocated to participating securities	(496)	(584)
Net Income allocated to common stockholders	$48,528	$41,789
Basic EPS Denominator:
Weighted average shares outstanding	86,453	87,272
Basic net income per common share	$0.56	$0.48

Diluted EPS Numerator:
Net Income	$49,024	$42,373
Less: Earnings allocated to participating securities	(496)	(584)
Net Income allocated to common stockholders	$48,528	$41,789
Diluted EPS Denominator:
Weighted average shares outstanding	86,453	87,272
Dilutive common shares issued under restricted stock program	—	—
Diluted net income per common share	$0.56	$0.48

For the three months ended March 31, 2014, 816,850 shares of restricted stock were not included in the computation of diluted net income per common share because to do so would have an anti-dilutive effect.

NOTE 5 — STOCK-BASED COMPENSATION
Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.
On February 19, 2014, the Company granted 45,168 shares of restricted stock and 161,024 restricted stock units ("RSUs"), each of which entitles the holders to one share of common stock upon vesting, to certain officers and employees at a fair value of $55.35 per share. The RSUs vest ratably over three years, with one-third vesting on each anniversary of the grant date, and vesting accelerates upon the occurrence of a change in control. Unvested restricted stock units will be forfeited if the officer or employee leaves the company prior to the applicable vesting date, except in limited circumstances. The restricted stock units have no voting rights but are able to participate in the payment of dividends.

In addition, on February 19, 2014, the Company granted 47,470 RSUs contingent on the achievement of performance conditions including 23,735 RSUs, at a fair value of $55.35 per RSU, related to earnings per share during the performance period and 23,735 RSUs, at a fair value of $77.00 per RSU, related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return RSUs which incorporated the following assumptions: risk free interest rate (0.69%), three-year volatility (24.8%) and three-year correlation with S&P 500 Index (0.56). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of our common stock. The vesting period for the shares contingent on the achievement of performance is three years. For each of the award types, the restricted stock units will be settled in shares of our common stock following vesting of the restricted stock unit assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change of control of the Company or in the event of a participant’s earlier death, disability or qualified retirement. Participants shall have no voting rights with respect to shares until the issuance of the shares of stock. Dividends are accrued by the Company and will be paid once the RSUs contingent on the achievement of performance conditions vest.

For the three months ended March 31, 2014 and 2013, the Company recognized $6.9 million and $6.7 million in stock-based compensation expense, respectively. The three months ended March 31, 2014 and 2013 included $2.5 million and $3.2 million of accelerated stock-based compensation expense, respectively. The accelerated stock-based compensation expense, in 2014 and 2013, is primarily for certain executives due to provisions contained in their employment arrangements. Stock-based compensation expense is included in employee costs in the condensed consolidated statements of income.

As of March 31, 2014, the Company had unrecognized stock-based compensation of $20.5 million.  The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 26.5 months.

The activity in the Company’s restricted stock and restricted stock units for the three months ended March 31, 2014 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2014	708,221	$33.41
Granted	253,662	57.38
Vested	(144,618)	52.84
Forfeited	(415)	29.00
Unvested at March 31, 2014	816,850	$38.35

NOTE 6 — INVESTMENTS IN AFFILIATES

At March 31, 2014 and December 31, 2013, the investments in affiliates was composed of the following (in thousands):

	March 31, 2014	December 31, 2013
Investment in OCC	$333	$333
Investment in Signal Trading Systems, LLC	11,120	11,130
Investment in IPXI Holdings, LLC	3,118	3,118
Investment in CBOE Stock Exchange, LLC (1)	—	—
Investments in Affiliates	$14,571	$14,581

(1) CBOE Stock Exchange, LLC ceased trading operations on April 30, 2014.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2014 and December 31, 2013, accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Compensation and benefit-related liabilities (1)	$8,678	$22,193
Royalties	14,509	13,512
Accounts payable	2,816	4,219
Facilities	1,459	1,824
Legal	1,402	1,602
Linkage	2,071	1,157
Other	10,468	8,451
Total	$41,403	$52,958

(1) The variance in compensation and benefit-related liabilities is primarily the result of the payment of 2013 annual incentive compensation in the first quarter of 2014, partially offset by the accrual of 2014 annual compensation expense through the three months ended March 31, 2014.

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

As of March 31, 2014 and December 31, 2013, amounts assessed by the Company on behalf of others included in current assets totaled $10.2 million and $8.9 million, respectively, and payments due to others included in current liabilities totaled $10.7 million and $9.4 million, respectively.

NOTE 9 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the three months ended March 31, 2014 (in thousands):

	Balance at December 31, 2013	Cash Additions	Revenue Recognition	Balance at March 31, 2014
Other – net	$1,100	$4,081	$(1,814)	$3,367
Liquidity provider sliding scale (1)	—	14,400	(3,600)	10,800
Total deferred revenue	$1,100	$18,481	$(5,414)	$14,167
(1)  Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and receive reduced fees based on the achievement of certain volume thresholds reached within a month. The prepayment of 2014 transaction fees totaled $14.4 million. This amount is amortized and recorded as transaction fees over the respective period.

NOTE 10 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $1.1 million and $1.0 million to the SMART Plan for the three months ended March 31, 2014 and 2013, respectively.

Eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Each plan is a defined contribution plan that is non-qualified by Internal Revenue Code regulations. The Company contributed $0.3 million and $0.5 million to the above plans for the three months ended March 31, 2014 and 2013, respectively.

The Company has a post-retirement medical plan for certain current and former members of senior management. The Company recorded immaterial post-retirement benefits expense for the three months ended March 31, 2014 and 2013.

NOTE 11 — INCOME TAXES

For the three months ended March 31, 2014 and 2013, the Company recorded income tax provisions of $32.5 million and $26.3 million, respectively. The effective tax rate for the three months ended March 31, 2014 and 2013 was 39.9% and 38.3%, respectively. The increase in the effective tax rate for the three months ended March 31, 2014 resulted primarily from the recognition of a discrete tax charge. The prior year period included a discrete tax benefit, which lowered the effective rate.

As of March 31, 2014 and December 31, 2013, the Company had $28.5 million and $26.7 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions primarily from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $7.2 million, not including any potential new additions.

Estimated interest costs and penalties, which are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income, were $0.6 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. Accrued interest and penalties were $3.8 million and $3.2 million as of March 31, 2014 and December 31, 2013, respectively.

The Company is subject to U.S. federal tax, Illinois, New Jersey, and New York state taxes and Washington, D.C. taxes, as well as taxes in other local jurisdictions.  The Company has open tax years from 2007 on for New York, 2008 on for Federal, 2009 on for Illinois, and 2010 on for New Jersey and Washington, D.C.  The Internal Revenue Service is currently auditing 2010 and is looking at specific line items from 2008 to 2012 due to the filing by the Company of amended returns containing the recognition of certain credits and deductions.  The Illinois Department of Revenue is currently auditing 2009 and 2010 tax years.  The New York State Department of Taxation and Finance is currently auditing the 2007 through 2009 tax years.  The New Jersey Division of Taxation has notified the Company that it will be auditing the 2010 through 2012 tax years.

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$183,000	$—	$—	$183,000
Total assets at fair value at March 31, 2014	$183,000	$—	$—	$183,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$207,000	$—	$—	$207,000
Total assets at fair value at December 31, 2013	$207,000	$—	$—	$207,000

The Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired a 10.0% interest in IPXI Holdings, LLC ("IPXI") for $2.5 million. The Company contributed an additional $0.6 million in October 2013. The investment, measured at fair value on a non-recurring basis, is classified as Level 3 as the fair value was based on both observable and unobservable inputs.

NOTE 13 — LEGAL PROCEEDINGS

As of March 31, 2014, the end of the period covered by this report, the Company was subject to various legal proceedings and claims, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. For a description of each of these proceedings, please see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

The following information updates the legal proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2013.

Patent Litigation

On April 7, 2014, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") issued its decision affirming the judgment of the United States Circuit Court for the Northern District of Illinois that CBOE did not infringe the International Securities Exchange, LLC ("ISE") patent at issue in this case. On May 5, 2014, the Federal Circuit denied ISE's petition for a panel rehearing of its appeal by the Federal Circuit.

City of Providence Litigation

On April 18, 2014, the City of Providence sued CBOE and C2 in federal court in New York City on behalf of a proposed class of all public investors who bought or sold stock, at any time since April 18, 2009 (the “class period”), that was listed on a U.S.-based exchange or alternate trading venue. Also named as defendants are other securities exchanges and a proposed defendant class of all firms that, during the class period, placed bids or offers or trades in stocks on behalf of public investors, operated alternate trading venues for placing bids, offers or trades in stocks, or engaged in high frequency trading (“HFT”) in stocks (the "Firm Defendants"). As applicable to CBOE and C2 and the other exchange defendants, the complaint alleges that the exchanges (i) participated in a scheme by which HFT firms allegedly defrauded U.S. public investors and manipulated the prices of stocks and (ii) failed to operate their stock markets in accordance with their duties under the Exchange Act. In addition to injunctive relief and attorneys’ fees, the complaint seeks unspecified amounts representing damages resulting from defendants' alleged wrongdoing, restitution of monies paid by the plaintiff class, disgorgement of defendants’ gains resulting from their alleged wrongdoing, and forfeiture of fees and compensation paid by the plaintiff class to defendants. On May 2, 2014, American European Insurance Company filed a substantially similar lawsuit against CBOE and C2, along with other securities exchanges and a similar group of Firm Defendants, on behalf of a proposed class of public investors. CBOE and C2 have not yet responded to either of the complaints, and no plaintiff class or defendant class has been certified.

NOTE 14 — SUBSEQUENT EVENTS

The Company announced that its board of directors declared a quarterly cash dividend of $0.18 per share. The dividend is payable June 20, 2014 to stockholders of record at the close of business on May 30, 2014.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information.  Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

RESULTS OF OPERATIONS

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Overview

The following summarizes changes in our financial performance for the three months ended March 31, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$157.9	$142.7	$15.2	10.6%
Total operating expenses	75.9	73.3	2.6	3.5%
Operating income	82.0	69.4	12.6	18.2%
Total other expense	(0.5)	(0.7)	0.2	(31.3)%
Income before income taxes	81.5	68.7	12.8	18.6%
Income tax provision	32.5	26.3	6.2	23.5%
Net income	$49.0	$42.4	$6.6	15.6%
Net income allocated to common stockholders	$48.5	$41.8	$6.7	16.1%
Operating income percentage	52.0%	48.7%
Net income percentage	31.0%	29.7%
Diluted net income per share allocated to common stockholders	$0.56	$0.48

•	The Company’s market share of total exchange-traded options contracts was 30.4% for the three months ended March 31, 2014 compared with 25.4% for the same period in 2013.

•	Total operating revenues increased primarily due to increases in transaction fees due to higher volumes and increases in market data fees.

•	Total operating expenses increased primarily due to higher employee costs and royalty fees, partially offset by lower outside services.

Operating Revenues

Total operating revenues for the three months ended March 31, 2014 were $157.9 million, an increase of $15.2 million, or 10.6%, compared with the same period in 2013. The following summarizes changes in total operating revenues for the three months ended March 31, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$112.8	$99.1	$13.7	13.8%
Access fees	15.2	15.7	(0.5)	(2.7)%
Exchange services and other fees	9.5	9.1	0.4	4.4%
Market data fees	7.1	5.5	1.6	29.3%
Regulatory fees	9.9	9.7	0.2	1.6%
Other revenue	3.4	3.6	(0.2)	(6.3)%
Total operating revenues	$157.9	$142.7	$15.2	10.6%

Transaction Fees

Transaction fees increased 13.8% to $112.8 million for the three months ended March 31, 2014, compared with $99.1 million for the same period in 2013. This increase was due to an increase of 31.0% in total trading volume, partially offset by a decrease in average revenue per contract of 13.0%. We experienced volume increases across all product categories and continued to experience growth in the trading of our proprietary products, primarily SPX options, primarily driven by SPX weeklys, VIX options and VIX futures. For the three months ended March 31, 2014, trading volume in SPX options, VIX options and VIX futures increased 9.5%, 24.1% and 34.8%, respectively. The decrease in average revenue per contract resulted primarily from higher volume-based incentives for certain multiply-listed options (equities and exchange-traded products) and a shift in the mix of trading volume. Our highest average revenue per contract products, index options and futures contracts, accounted for 34.7% of trading volume during the first quarter of 2014 down from 37.9% in the first quarter of 2013.

Our share of total U.S. options industry volume increased to 30.4% from 25.4% in the prior year period resulting primarily from fee changes implemented in March 2013. Trading volume is impacted by many factors, including: macroeconomic events, market volatility, regulatory actions or considerations, availability of capital, competition, pricing, number of trading days in the period and seasonality.

Average revenue per contract, discussed in more detail below, is impacted by our fee structure which includes volume based incentive programs, mix of products traded and the percentage of trading volume executed by customers as compared to professionals, market-makers, clearing trading permit holders and broker-dealers. The implementation of fee changes, which may increase or decrease our average revenue per contract, is primarily to ensure that we are competitive in the options marketplace and to ultimately improve and continue to drive order flow to our exchanges. We cannot predict the trading patterns of exchange participants, which may be based on factors outside our control, but we can attempt to price our products at levels that are competitive in our market.

The following summarizes transaction fees by product category for the three months ended March 31, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$10.7	$13.5	$(2.8)	(20.8)%
Indexes	71.3	60.4	10.9	18.1%
Exchange-traded products	10.8	10.3	0.5	4.3%
Total options transaction fees	92.8	84.2	8.6	10.2%
Futures	20.0	14.9	5.1	33.9%
Total transaction fees	$112.8	$99.1	$13.7	13.8%

Trading Volume

Our average daily trading volume ("ADV") for the three months ended March 31, 2014 was 5.62 million contracts, up 28.6% compared with 4.37 million contracts for the same period in 2013. The Company experienced ADV increases across all product categories. Total trading days for the three months ended March 31, 2014 and 2013 were sixty-one and sixty, respectively.

The following summarizes changes in total trading volume and ADV by product category for the three months ended March 31, 2014 compared to the same period in 2013.

	2014		2013		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	132.1	2.17	96.2	1.60	37.2%	35.0%
Indexes	106.7	1.75	90.0	1.50	18.5%	16.5%
Exchange-traded products	91.7	1.50	66.4	1.11	38.0%	35.8%
Total options contracts	330.5	5.42	252.6	4.21	30.8%	28.7%
Futures contracts	12.4	0.20	9.2	0.16	34.1%	31.8%
Total contracts	342.9	5.62	261.8	4.37	31.0%	28.6%

The following provides the percentage of volume by product category for the three months ended March 31, 2014 and 2013.

	2014	2013
Equities	38.5%	36.7%
Indexes	31.1%	34.4%
Exchange-traded products	26.8%	25.4%
Futures	3.6%	3.5%
Total	100.0%	100.0%

Average Revenue Per Contract

The average revenue per contract was $0.329 for the three months ended March 31, 2014, a decrease of 13.0% compared with $0.378 for the same period in 2013. Average revenue per contract represents transaction fees divided by total contracts cleared.

The following summarizes average revenue per contract by product for the three months ended March 31, 2014 compared to the same period in 2013.

	2014	2013	Percent Change
Equities	$0.081	$0.140	(42.1)%
Indexes	0.669	0.671	(0.3)%
Exchange-traded products	0.117	0.155	(24.5)%
Total options average revenue per contract	0.281	0.333	(15.6)%
Futures	1.617	1.618	(0.1)%
Total average revenue per contract	$0.329	$0.378	(13.0)%

Factors contributing to the decrease in total average revenue per contract for the three months ended March 31, 2014 compared to the same period in 2013 included:

•
Rate structure — Our rate structure includes sliding scales, volume discounts, volume incentive programs and caps on fees as part of our effort to increase liquidity and market share in multiply-listed options. The average rate per contract on multiply-listed options (equities and exchange-traded products) decreased 42.1% and 24.5%, respectively. These decreases resulted primarily from increases in volume-based incentives resulting from fee changes made in March 2013.

•
Product Mix — As reflected in the chart above reflecting the percentage of volume by product category, we experienced a shift in volume to our lower average revenue per contract products (equities and exchange-traded products) from our highest average revenue per contract products, index options and futures contracts.

Clearing Firms

At March 31, 2014, there were approximately one hundred clearing firms, two of which cleared a combined 48% of our billings collected through the OCC for the three months ended March 31, 2014. The next largest clearing firm accounted for approximately 6% of our billings collected through the OCC. No one Trading Permit Holder using the clearing services of the top two clearing firms represented more than 34% of revenue collected through the OCC, for the respective clearing firm, in the three months ended March 31, 2014 or 2013. Should a clearing firm withdraw from CBOE, we believe the Trading Permit Holder portion of that firm's trading activity would likely transfer to another clearing firm.

The two largest clearing firms mentioned above clear the majority of the market-maker sides of transactions at CBOE, C2 and at all of the U.S. options exchanges. If either of these firms were to withdraw from the business of market-maker clearing and market-makers were unable to transfer to another clearing firm, this could create significant disruption to the U.S. options markets, including ours.

Access Fees

Access fees for the three months ended March 31, 2014 and 2013 were $15.2 million and $15.7 million, respectively.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended March 31, 2014 increased to $9.5 million from $9.1 million for the same period in 2013.

Market Data Fees

Market data fees for the three months ended March 31, 2014 increased to $7.1 million from $5.5 million for the same period in 2013. Market data fees represent income derived from OPRA as well as the Company’s market data services. Revenue from OPRA and the Company's market data services for the three months ended March 31, 2014 totaled $3.7 million and $3.4 million, respectively, and, for the same period in 2013, totaled $2.8 million and $2.7 million, respectively. OPRA income is allocated based on each exchange's share of total cleared options transactions. The Company’s share of total cleared options transactions increased to 24.5% from 18.9% for the same period in 2013. Revenue generated from the Company's market data services, which provide current and historical options and futures data, increased $0.7 million primarily due to an increase in subscribers to CBOE Streaming Markets and other market data services and an increase in subscriber rates.

Regulatory Fees

Regulatory fees for the three months ended March 31, 2014 increased to $9.9 million from $9.7 million for the same period in 2013.

The Company's regulatory fees are primarily based on the number of customer contracts traded by Trading Permit Holders throughout the listed United States options industry. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

Operating Expenses

Total operating expenses increased $2.6 million, or 3.5%, to $75.9 million for the three months ended March 31, 2014 from $73.3 million for the same period in 2013. This increase was primarily due to higher employee costs and royalty fees, partially offset by lower outside services.

The following summarizes changes in operating expenses for the three months ended March 31, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$33.4	$30.8	$2.6	8.2%
Depreciation and amortization	8.6	8.3	0.3	3.9%
Data processing	4.7	4.5	0.2	4.5%
Outside services	7.4	11.0	(3.6)	(33.1)%
Royalty fees	15.9	13.2	2.7	20.8%
Trading volume incentives	1.1	1.0	0.1	11.2%
Travel and promotional expenses	2.0	2.1	(0.1)	(3.7)%
Facilities costs	1.3	1.3	—	—%
Other expenses	1.5	1.1	0.4	30.4%
Total operating expenses	$75.9	$73.3	$2.6	3.5%

Employee Costs

For the three months ended March 31, 2014, employee costs were $33.4 million, or 21.1% of total operating revenues, compared with $30.8 million, or 21.6% of total operating revenues, for the same period in 2013. This represented an increase of $2.6 million, or 8.2%, from the prior period. The increase was primarily attributed to increases in annual incentive compensation of $1.0 million, which is aligned with the Company's performance targets, and salaries of $1.6 million resulting from increases in staffing, primarily for regulatory functions.

Outside Services

Expenses related to outside services decreased to $7.4 million for the three months ended March 31, 2014 from $11.0 million for the same period in 2013. This $3.6 million decrease primarily resulted from lower expenses for costs relating to legal proceedings and the Company's review of regulatory compliance.

Royalty Fees

Royalty fees for the three months ended March 31, 2014 were $15.9 million compared with $13.2 million for the same period in 2013, an increase of $2.7 million. The increase is primarily due to higher trading volume in licensed index products and an increase in royalty rates. The increase in royalty rates is a result of the amendment the Company executed with S&P OPCO LLC to extend the S&P Agreement which provided for new pricing terms, effective as of March 8, 2013.

Operating Income

As a result of the items above, operating income for the three months ended March 31, 2014 was $82.0 million compared to $69.4 million for the same period in 2013, an increase of $12.6 million.

Income before Income Taxes

Income before income taxes for the three months ended March 31, 2014 was $81.5 million compared to $68.7 million for the same period in 2013, an increase of $12.8 million.

Income Tax Provision

For the three months ended March 31, 2014, the income tax provision was $32.5 million compared to $26.3 million for the same period in 2013. The effective tax rate was 39.9% and 38.3% for the three months ended March 31, 2014 and 2013, respectively. The increase in the effective tax rate for the three months ended March 31, 2014 resulted primarily from the recognition of a discrete tax charge. The prior year period included a discrete tax benefit, which lowered the effective rate.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended March 31, 2014 was $48.5 million compared to $41.8 million for the same period in 2013, an increase of $6.7 million. Basic and diluted net income per share allocated to common stockholders were $0.56 and $0.48 for the three months ended March 31, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, the Company had $199.1 million of cash and cash equivalents, a decrease from $221.3 million as of December 31, 2013. Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures, actual and anticipated quarterly dividend payments and common stock repurchases under the announced program. We expect our cash on hand at March 31, 2014 and funds generated from operations to be sufficient to continue to meet our 2014 cash requirements. From time to time, we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would strengthen our business in the long-term; however, if consummated these transactions may negatively impact our liquidity in the short-term.

Cash Flows

Operating Activities

Net cash flows provided by operating activities was $88.3 million and $95.3 million for the first three months of 2014 and 2013, respectively. The decrease in net cash flows provided by operating activities was primarily due to lower deferred revenue and other liabilities resulting from a reduction in prepayments of transaction fees by liquidity providers.

Net cash flows provided by operating activities was $39.3 million higher than net income for the three months ended March 31, 2014. The difference was mainly a result of an increase in deferred revenue and other liabilities of $13.0 million and a decrease in income taxes receivable of $21.3 million.

Investing Activities

Net cash flows used in investing activities were $12.7 million and $7.1 million for the three months ended March 31, 2014 and 2013, respectively. Expenditures for capital and other assets totaled $12.2 million and $6.4 million for the three months ended March 31, 2014 and 2013, respectively, primarily representing purchases of systems hardware and software.

Financing Activities

Net cash flows used in financing activities totaled $97.9 million and $13.3 million for the three months ended March 31, 2014 and 2013, respectively. The increase of $84.6 million in net cash flows used in financing activities is primarily due to the payment of a special dividend totaling $43.8 million and repurchases of unrestricted common stock by the Company under the Company's share repurchase program totaling $37.1 million.

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
Share Repurchase Program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding unrestricted common stock of $100 million and approved additional authorizations in 2012 of $100 million and 2013 of $100 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

For the three months ended March 31, 2014, the Company repurchased 700,868 shares of unrestricted common stock at an average cost per share of $52.99 totaling $37.1 million in purchases under the program.

Since inception of the program through March 31, 2014, the Company has repurchased 5,340,692 shares of unrestricted common stock at an average cost per share of $33.55, totaling $179.2 million in purchases under the program.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including changes in interest rates and inflation. There have been no material changes in our market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2014, the end of the period covered by this report, the Company was subject to various legal proceedings and claims, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. For a description of each of these proceedings, please see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period.

The following information updates the legal proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2013.

Patent Litigation

On April 7, 2014, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") issued its decision affirming the judgment of the United States Circuit Court for the Northern District of Illinois that CBOE did not infringe the International Securities Exchange, LLC ("ISE") patent at issue in this case. On May 5, 2014, the Federal Circuit denied ISE's petition for a panel rehearing of its appeal by the Federal Circuit.

City of Providence Litigation

On April 18, 2014, the City of Providence sued CBOE and C2 in federal court in New York City on behalf of a proposed class of all public investors who bought or sold stock, at any time since April 18, 2009 (the “class period”), that was listed on a U.S.-based exchange or alternate trading venue. Also named as defendants are other securities exchanges and a proposed defendant class of all firms that, during the class period, placed bids or offers or trades in stocks on behalf of public investors, operated alternate trading venues for placing bids, offers or trades in stocks, or engaged in high frequency trading (“HFT”) in stocks (the "Firm Defendants"). As applicable to CBOE and C2 and the other exchange defendants, the complaint alleges that the exchanges (i) participated in a scheme by which HFT firms allegedly defrauded U.S. public investors and manipulated the prices of stocks and (ii) failed to operate their stock markets in accordance with their duties under the Exchange Act. In addition to injunctive relief and attorneys’ fees, the complaint seeks unspecified amounts representing damages resulting from defendants' alleged wrongdoing, restitution of monies paid by the plaintiff class, disgorgement of defendants’ gains resulting from their alleged wrongdoing, and forfeiture of fees and compensation paid by the plaintiff class to defendants. On May 2, 2014, American European Insurance Company filed a substantially similar lawsuit against CBOE and C2, along with other securities exchanges and a similar group of Firm Defendants, on behalf of a proposed class of public investors. CBOE and C2 have not yet responded to either of the complaints, and no plaintiff class or defendant class has been certified.

Item 1A. Risk Factors

There have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The table below shows the purchases of equity securities by the Company in the three months ended March 31, 2014, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2014 – January 31, 2014	304,300	$50.21	304,300	$142,695,964
February 1, 2014 – February 28, 2014	201,800	53.64	201,800	131,871,768
March 1, 2014 – March 31, 2014	194,768	56.64	194,768	120,839,412
Totals	700,868	$52.99	700,868

(1)
In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding unrestricted common stock of $100 million and approved additional authorizations in 2012 of $100 million and 2013 of $100 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

The Company purchased 38,306 shares of unrestricted common stock at an average price of $52.12 in the three months ended March 31, 2014 to satisfy employees' tax obligations upon the vesting of restricted stock. These purchases were not part of the publicly announced repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	—	$—	—	—
February 1, 2014 – February 28, 2014	33,760	51.68	—	—
March 1, 2014 – March 31, 2014	4,546	55.40	—	—
Totals	38,306	$52.12	—

(2) Reflects unrestricted common stock surrendered in the first quarter of 2014 to satisfy employees' tax obligations upon the vesting of restricted stock. These purchases were not part of the publicly announced repurchase program.

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ Edward T. Tilly
Edward T. Tilly
Chief Executive Officer (Principal Executive Officer)
Date:	May 6, 2014

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 6, 2014

CBOE Holdings, Inc.
Form 10-Q
Exhibit Index

Exhibit No.	Description
10.1
Form of Restricted Stock Unit Award Agreement (for Executive Officers) under the Amended and Restated CBOE Holdings, Inc. Long-term Incentive Plan, incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K (File No. 001-34774), filed on February 20, 2014.

10.2
Form of Restricted Stock Unit Award Agreement (relative total shareholder return) under the Amended and Restated CBOE Holdings, Inc. Long-term Incentive Plan, incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K (File No. 001-34774), filed on February 20, 2014.

10.3
Form of Restricted Stock Unit Award Agreement (earnings per share) under the Amended and Restated CBOE Holdings, Inc. Long-term Incentive Plan, incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K (File No. 001-34774), filed on February 20, 2014.

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