Form 10-Q
period 2014-06-30
CBOE Holdings, Inc.
filed 2014-08-06
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of unrestricted common stock, as of the latest practicable date:

Class	July 30, 2014
Unrestricted Common Stock, par value $0.01	85,209,664 shares

CBOE HOLDINGS, INC.

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"CBOE Holdings," "we," "us," "our" or "the Company" refers to CBOE Holdings, Inc. and its subsidiaries.

•	"CBOE" refers to Chicago Board Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"C2" refers to C2 Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFE" refers to CBOE Futures Exchange, LLC, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.

•	"FASB" refers to the Financial Accounting Standards Board.

•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.

•	"OPRA" refers to the Options Price Reporting Authority, which is a limited liability company of member exchanges and is authorized by the SEC to provide consolidated options information.

•	"Our exchanges" refers to CBOE, C2 and CFE.

•	"SEC" refers to the U.S. Securities and Exchange Commission.

•	"SPX" refers to our S&P 500 Index exchange-traded options products.

•	"VIX" refers to the CBOE Volatility Index methodology.
References to "options" or "options contracts" in the text of this document refer to exchange-traded securities options and references to "futures" refer to futures and securities futures contracts.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as "may," "might," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this report." These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from that expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
	(unaudited)
Operating Revenues:
Transaction fees	$97,932	$106,094	$210,722	$205,239
Access fees	14,875	15,026	30,107	30,680
Exchange services and other fees	9,676	9,315	19,168	18,403
Market data fees	7,815	5,729	14,973	11,266
Regulatory fees	9,744	10,439	19,601	20,139
Other revenue	3,900	4,169	7,256	7,750
Total Operating Revenues	143,942	150,772	301,827	293,477
Operating Expenses:
Employee costs	30,306	31,237	63,680	62,074
Depreciation and amortization	9,895	8,622	18,499	16,904
Data processing	4,783	4,545	9,504	9,061
Outside services	7,855	9,633	15,233	20,668
Royalty fees	14,707	14,518	30,609	27,687
Trading volume incentives	1,120	908	2,246	1,921
Travel and promotional expenses	2,446	2,594	4,433	4,658
Facilities costs	1,590	1,247	2,903	2,500
Other expenses	1,524	2,110	2,966	3,216
Total Operating Expenses	74,226	75,414	150,073	148,689
Operating Income	69,716	75,358	151,754	144,788
Other Income/(Expense):
Investment income	12	18	26	22
Net loss from investment in affiliates	(333)	(491)	(842)	(1,217)
Total Other Expense	(321)	(473)	(816)	(1,195)
Income Before Income Taxes	69,395	74,885	150,938	143,593
Income tax provision	26,414	28,724	58,933	55,060
Net Income	42,981	46,161	92,005	88,533
Net income allocated to participating securities	(383)	(684)	(879)	(1,268)
Net Income Allocated to Common Stockholders	$42,598	$45,477	$91,126	$87,265
Net Income Per Share Allocated to Common Stockholders (Note 4):
Basic	$0.50	$0.52	$1.06	$1.00
Diluted	0.50	0.52	1.06	1.00
Weighted average shares used in computing income per share:
Basic	85,831	87,341	86,140	87,307
Diluted	85,831	87,341	86,140	87,307

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
	(unaudited)
Net Income	$42,981	$46,161	$92,005	$88,533

Comprehensive Income (Loss) - net of tax:
Post-retirement benefit obligation	23	17	338	(191)

Comprehensive Income	43,004	46,178	92,343	88,342
Comprehensive income allocated to participating securities	(383)	(684)	(879)	(1,268)
Comprehensive Income allocated to common stockholders	$42,621	$45,494	$91,464	$87,074

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2014 and December 31, 2013

(in thousands, except share amounts)	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$145,111	$221,341
Accounts receivable—net allowances of $291 and $266	55,474	49,888
Marketing fee receivable	8,977	8,869
Income taxes receivable	23,261	22,039
Other prepaid expenses	9,611	4,007
Other current assets	1,501	2,717
Total Current Assets	243,935	308,861
Investments in Affiliates	14,711	14,581
Land	4,914	4,914
Property and Equipment:
Construction in progress	—	23
Building	67,896	65,448
Furniture and equipment	279,628	271,437
Less accumulated depreciation and amortization	(277,296)	(269,614)
Total Property and Equipment—Net	70,228	67,294
Other Assets:
Software development work in progress	13,101	7,853
Data processing software and other assets (less accumulated amortization—2014, $155,017; 2013, $147,322)	38,892	38,086
Total Other Assets—Net	51,993	45,939
Total	$385,781	$441,589
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$47,809	$52,958
Dividend payable	—	43,831
Marketing fee payable	9,455	9,442
Deferred revenue and other liabilities	11,712	1,100
Post-retirement benefit obligation - current	53	127
Total Current Liabilities	69,029	107,458
Long-term Liabilities:
Post-retirement benefit obligation - long-term	1,674	2,110
Income tax liability	33,718	29,903
Other long-term liabilities	3,967	3,856
Deferred income taxes	13,502	13,745
Total Long-term Liabilities	52,861	49,614
Commitments and Contingencies
Total Liabilities	121,890	157,072
Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 or December 31, 2013	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 92,565,682 issued and 85,614,964 outstanding at June 30, 2014; 91,845,492 issued and 86,770,737 outstanding at December 31, 2013	926	919
Additional paid-in-capital	105,879	90,985
Retained earnings	409,988	349,290
Treasury stock at cost – 6,950,718 shares at June 30, 2014 and 5,074,755 shares at December 31, 2013	(252,190)	(155,627)
Accumulated other comprehensive loss	(712)	(1,050)
Total Stockholders’ Equity	263,891	284,517
Total	$385,781	$441,589
 See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in thousands)	Preferred Stock	Unrestricted Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—January 1, 2014	$—	$919	$90,985	$349,290	$(155,627)	$(1,050)	$284,517
Cash dividends on common stock				(31,307)			(31,307)
Stock-based compensation			11,370				11,370
Excess tax benefits from stock-based compensation plan			3,531				3,531
Issuance of vested restricted stock granted to employees		7	(7)				—
Purchase of unrestricted common stock from employees to fulfill employee tax obligations					(8,291)		(8,291)
Purchase of unrestricted common stock under announced program					(88,272)		(88,272)
Net income				92,005			92,005
Post-retirement benefit obligation adjustment—net of tax						338	338
Balance—June 30, 2014	$—	$926	$105,879	$409,988	$(252,190)	$(712)	$263,891

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013

	Six Months Ended
(in thousands)	June 30, 2014	June 30, 2013
	(unaudited)
Cash Flows from Operating Activities:
Net income	$92,005	$88,533
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,499	16,904
Other amortization	49	58
Provision for deferred income taxes	(451)	(1,506)
Stock-based compensation	11,370	12,949
Loss on disposition of property	533	—
Loss on investment in affiliate	842	972
Impairment of investment in affiliate	—	245
Change in assets and liabilities:
Accounts receivable	(5,586)	(10,067)
Marketing fee receivable	(108)	(3,722)
Income taxes receivable	(1,222)	(3,723)
Prepaid expenses	(5,604)	(4,088)
Other current assets	1,216	3
Accounts payable and accrued expenses	(4,844)	(2,211)
Marketing fee payable	13	3,650
Deferred revenue and other liabilities	10,723	15,511
Post-retirement benefit obligations	(14)	(18)
Income tax liability	3,815	3,370
Net Cash Flows provided by Operating Activities	121,236	116,860
Cash Flows from Investing Activities:
Capital and other assets expenditures	(28,326)	(13,072)
Investment in affiliates	(973)	(1,120)
Other	3	8
Net Cash Flows used in Investing Activities	(29,296)	(14,184)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(31,307)	(26,604)
Payment of special dividend	(43,831)	—
Excess tax benefit from stock-based compensation	3,531	2,206
Purchase of unrestricted common stock from employees	(8,291)	(6,109)
Purchase of unrestricted common stock under announced program	(88,272)	—
Net Cash Flows used in Financing Activities	(168,170)	(30,507)
Net Increase (Decrease) in Cash and Cash Equivalents	(76,230)	72,169
Cash and Cash Equivalents at Beginning of Period	221,341	135,597
Cash and Cash Equivalents at End of Period	$145,111	$207,766
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$53,530	$54,730
Non-cash activities:
Unpaid liability to acquire equipment and software	2,745	1,929

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2014 and 2013
(Unaudited)

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

For the six months ended June 30, 2014, the Company repurchased 1,712,046 shares of unrestricted common stock at an average cost per share of $51.56 totaling $88.3 million in purchases under the program.

Since inception of the program through June 30, 2014, the Company has repurchased 6,351,870 shares of unrestricted common stock at an average cost per share of $36.26, totaling $230.3 million in purchases under the program.

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
The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Basic EPS Numerator:
Net Income	$42,981	$46,161	$92,005	$88,533
Less: Earnings allocated to participating securities	(383)	(684)	(879)	(1,268)
Net Income allocated to common stockholders	$42,598	$45,477	$91,126	$87,265
Basic EPS Denominator:
Weighted average shares outstanding	85,831	87,341	86,140	87,307
Basic net income per common share	$0.50	$0.52	$1.06	$1.00

Diluted EPS Numerator:
Net Income	$42,981	$46,161	$92,005	$88,533
Less: Earnings allocated to participating securities	(383)	(684)	(879)	(1,268)
Net Income allocated to common stockholders	$42,598	$45,477	$91,126	$87,265
Diluted EPS Denominator:
Weighted average shares outstanding	85,831	87,341	86,140	87,307
Dilutive common shares issued under restricted stock program	—	—	—	—
Diluted net income per common share	$0.50	$0.52	$1.06	$1.00

For the six months ended June 30, 2014, 421,928 shares of restricted stock were not included in the computation of diluted net income per common share because to do so would have an anti-dilutive effect.

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

In addition, on February 19, 2014, the Company granted 47,470 RSUs contingent on the achievement of performance conditions including 23,735 RSUs, at a fair value of $55.35 per RSU, related to earnings per share during the performance period and 23,735 RSUs, at a fair value of $77.00 per RSU, related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return RSUs which incorporated the following assumptions: risk free interest rate (0.69%), three-year volatility (24.8%) and three-year correlation with S&P 500 Index (0.56). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of our common stock. The vesting period for the shares contingent on the achievement of performance is three years. For each of the performance awards, the restricted stock units will be settled in shares of our common stock following vesting of the restricted stock unit assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change of control of the Company or in the event of a participant’s earlier death, disability or qualified retirement. Participants shall have no voting rights with respect to shares until the issuance of the shares of stock. Dividends are accrued by the Company and will be paid once the RSUs contingent on the achievement of performance conditions vest.

On May 22, 2014, the Company granted 18,240 shares of restricted stock, at a fair value of $49.36 per share, to the non-employee members of the board of directors. The shares have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the restricted stock will be forfeited if the director leaves the company prior to the applicable vesting date.

For the three and six months ended June 30, 2014 and 2013, the Company recognized $4.5 million and $6.2 million and $11.4 million and $12.9 million in stock-based compensation expense, respectively. The six months ended June 30, 2014 and 2013 included $2.5 million and $4.0 million of accelerated stock-based compensation expense, respectively. The accelerated stock-based compensation expense, in 2014 and 2013, was primarily for certain executives due to provisions contained in their employment arrangements. Stock-based compensation expense is included in employee costs in the condensed consolidated statements of income.

As of June 30, 2014, the Company had unrecognized stock-based compensation of $16.7 million.  The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 26.2 months.

The activity in the Company’s restricted stock and restricted stock units for the six months ended June 30, 2014 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2014	708,221	$33.41
Granted	271,902	56.84
Vested	(550,132)	50.89
Forfeited	(8,063)	29.00
Unvested at June 30, 2014	421,928	$46.32

NOTE 6 — INVESTMENTS IN AFFILIATES

At June 30, 2014 and December 31, 2013, the investments in affiliates were composed of the following (in thousands):

	June 30, 2014	December 31, 2013
Investment in OCC	$333	$333
Investment in Signal Trading Systems, LLC	11,260	11,130
Investment in IPXI Holdings, LLC	3,118	3,118
Investment in CBOE Stock Exchange, LLC (1)	—	—
Investments in Affiliates	$14,711	$14,581

(1) CBOE Stock Exchange, LLC ceased trading operations on April 30, 2014.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2014 and December 31, 2013, accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Compensation and benefit-related liabilities (1)	$13,772	$22,193
Royalties	13,272	13,512
Accounts payable	4,144	4,219
Purchase of unrestricted common stock (2)	2,560	1,937
Facilities	1,964	1,824
Legal	1,474	1,602
Market linkage	1,847	1,157
Other	8,776	6,514
Total	$47,809	$52,958

(1) The variance in compensation and benefit-related liabilities is primarily the result of the payment of 2013 annual incentive compensation in the first quarter of 2014, partially offset by the accrual of 2014 annual compensation expense through the six months ended June 30, 2014.

(2) Reflects shares purchased at the end of the period that are not settled until three days after the trade occurs.

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

As of June 30, 2014 and December 31, 2013, amounts assessed by the Company on behalf of others included in current assets totaled $9.0 million and $8.9 million, respectively, and payments due to others included in current liabilities totaled $9.5 million and $9.4 million, respectively.

NOTE 9 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the six months ended June 30, 2014 (in thousands):

	Balance at December 31, 2013	Cash Additions	Revenue Recognition	Balance at June 30, 2014
Other – net	$1,100	$6,582	$(4,370)	$3,312
Liquidity provider sliding scale (1)	—	15,800	(7,400)	8,400
Total deferred revenue	$1,100	$22,382	$(11,770)	$11,712
(1)  Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and receive reduced fees based on the achievement of certain volume thresholds reached within a month. The prepayment of 2014 transaction fees totaled $15.8 million. This amount is amortized and recorded as transaction fees over the respective period.

NOTE 10 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $2.3 million and $2.1 million to the SMART Plan for the six months ended June 30, 2014 and 2013, respectively.

Eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Each plan is a defined contribution plan that is non-qualified by Internal Revenue Code regulations. The Company contributed $0.7 million and $0.8 million to the above plans for the six months ended June 30, 2014 and 2013, respectively.

The Company has a post-retirement medical plan for former members of senior management. The Company recorded immaterial post-retirement benefits expense for the six months ended June 30, 2014 and 2013.

NOTE 11 — INCOME TAXES

For the three and six months ended June 30, 2014 and 2013, the Company recorded income tax provisions of $26.4 million and $28.7 million and $58.9 million and $55.1 million, respectively. The effective tax rate for the six months ended June 30, 2014 and 2013 was 39.0% and 38.3%, respectively. The increase in the effective tax rate for the six months ended June 30, 2014 resulted primarily from the recognition of a discrete tax charge. The prior year period included a discrete tax benefit, which lowered the effective rate.

As of June 30, 2014 and December 31, 2013, the Company had $29.4 million and $26.7 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions primarily from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $0.2 million, not including any potential new additions.

Estimated interest costs and penalties, which are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income, were $0.5 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. Accrued interest and penalties were $4.3 million and $3.2 million as of June 30, 2014 and December 31, 2013, respectively.

The Company is subject to U.S. federal tax, Illinois, New Jersey, and New York state taxes and Washington, D.C. taxes, as well as taxes in other local jurisdictions.  The Company has open tax years from 2007 on for New York, 2008 on for Federal, 2009 on for Illinois, and 2010 on for New Jersey and Washington, D.C.  The Internal Revenue Service is currently auditing 2010 and is looking at specific line items from 2008 to 2012 due to the filing by the Company of amended returns containing the recognition of certain credits and deductions.  The Illinois Department of Revenue is currently auditing the 2009 and 2010 tax years.  The New York State Department of Taxation and Finance is currently auditing the 2007 through 2012 tax years.  The New Jersey Division of Taxation is currently auditing the 2010 through 2012 tax years.

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

The Company applied FASB ASC 820, Fair Value Measurement and Disclosure (formerly, FASB Statement No. 157, Fair Value Measurements), which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing the framework for measuring fair value. ASC 820 applies to financial and non-financial instruments that are measured and reported on a fair value basis. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

•	Level 1—Unadjusted inputs based on quoted markets for identical assets or liabilities.

•	Level 2—Observable inputs, either direct or indirect, not including Level 1, corroborated by market data or based upon quoted prices in non-active markets.

•	Level 3—Unobservable inputs that reflect management’s best assumptions of what market participants would use in valuing the asset or liability.

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$138,000	$—	$—	$138,000
Total assets at fair value at June 30, 2014	$138,000	$—	$—	$138,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$207,000	$—	$—	$207,000
Total assets at fair value at December 31, 2013	$207,000	$—	$—	$207,000

The Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired about a 10.0% interest in IPXI Holdings, LLC ("IPXI") for $2.5 million. The Company contributed an additional $0.6 million in October 2013. The investment, measured at fair value on a non-recurring basis, is classified as Level 3 as the fair value was based on both observable and unobservable inputs.

NOTE 13 — LEGAL PROCEEDINGS

As of June 30, 2014, the end of the period covered by this report, the Company was subject to various legal proceedings and claims, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. For a description of each of these proceedings, please see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of June 30, 2014, the Company does not think that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

The following information updates the legal proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

City of Providence Litigation

On April 18, 2014, the City of Providence sued CBOE and C2 in federal court in New York City on behalf of a proposed class of all public investors who bought or sold stock, at any time since April 18, 2009 (the “class period”), that was listed on a U.S.-based exchange or alternate trading venue. Also named as defendants are other securities exchanges and a proposed defendant class of all firms that, during the class period, placed bids or offers or trades in stocks on behalf of public investors, operated alternate trading venues for placing bids, offers or trades in stocks, or engaged in high frequency trading (“HFT”) in stocks (the "Firm Defendants"). As applicable to CBOE and C2 and the other exchange defendants, the complaint alleges that the exchanges (i) participated in a scheme by which HFT firms allegedly defrauded U.S. public investors and manipulated the prices of stocks and (ii) failed to operate their stock markets in accordance with their duties under the Exchange Act. In addition to injunctive relief and attorneys’ fees, the complaint seeks unspecified amounts representing damages resulting from defendants' alleged wrongdoing, restitution of monies paid by the plaintiff class, disgorgement of defendants’ gains resulting from their alleged wrongdoing, and forfeiture of fees and compensation paid by the plaintiff class to defendants. American European Insurance Company, James Flynn and Dominic Morelli filed three substantially similar lawsuits against CBOE and C2, along with other securities exchanges and a similar group of Firm Defendants, on behalf of a proposed class of public investors.

On July 2, 2014, the Court entered an order consolidating the four separate class actions into the Providence case and appointed the City of Providence and several other institutional investors as lead plaintiffs for the putative class.

Lanier Litigation

On May 23, 2014, Harold R. Lanier sued CBOE, as well as 13 other securities exchanges, in the United States District Court for the Southern District of New York on behalf of himself and a putative class consisting of all persons in the United States who entered into contracts to receive market data through certain data plans at any time since May 19, 2008 to the present.  The complaint alleges that the market data provided under the Consolidated Quotation (“CQ”) and Consolidated Tape Association (“CTA”) Plans was inferior to the data that the exchanges provided to those that directly receive other data from the exchanges, which the plaintiffs allege is a breach of their “subscriber contracts” and a violation of the exchanges’ obligations under the CQ and CTA Plans.  The plaintiffs seek monetary and injunctive relief.  On May 30, 2014, Mr. Lanier filed two additional suits in the same Court, alleging substantially the same claims and requesting for the same types of relief against the exchanges who participate in the UTP and the OPRA data plans.  CBOE is a defendant in each of these suits, while C2 is only a defendant in the suit regarding the OPRA Plan.

ISE -- '707

On August 15, 2012, C2 filed a declaratory judgment complaint against International Securities Exchange, LLC ("ISE") in the United States District Court for the Northern District of Illinois alleging that ISE's U.S. Patent No. 6,618,707 ("the '707 patent") patent is not valid, not infringed and not enforceable. On July 18, 2014, the Court dismissed this case without prejudice following ISE's stipulation that C2's trading system does not infringe the '707 patent.

NOTE 14 — SUBSEQUENT EVENTS

On July 30, 2014, the Company announced that its board of directors declared a quarterly cash dividend of $0.21 per share. The dividend is payable September 19, 2014 to stockholders of record at the close of business on August 29, 2014.

On July 30, 2014, the Company announced that its board of directors authorized an additional $100 million to repurchase shares of its outstanding unrestricted common stock. This is in addition to any unused amount remaining under prior authorizations.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Overview

The following summarizes changes in our financial performance for the three months ended June 30, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$143.9	$150.8	$(6.9)	(4.5)%
Total operating expenses	74.2	75.4	(1.2)	(1.6)%
Operating income	69.7	75.4	(5.7)	(7.5)%
Total other expense	(0.3)	(0.5)	0.2	(32.1)%
Income before income taxes	69.4	74.9	(5.5)	(7.3)%
Income tax provision	26.4	28.7	(2.3)	(8.0)%
Net income	$43.0	$46.2	$(3.2)	(6.9)%
Net income allocated to common stockholders	$42.6	$45.5	$(2.9)	(6.3)%
Operating income percentage	48.4%	50.0%
Net income percentage	29.9%	30.6%
Diluted net income per share allocated to common stockholders	$0.50	$0.52

•	Total operating revenues decreased primarily due to lower transaction fees resulting from a shift in product mix and lower average revenue per contract, partially offset by higher market data fees.

•	Total operating expenses decreased primarily due to decreases in employee costs and outside services, partially offset by higher depreciation and amortization.

Operating Revenues

Total operating revenues for the three months ended June 30, 2014 were $143.9 million, a decrease of $6.9 million, or 4.5%, compared with the same period in 2013. The following summarizes changes in total operating revenues for the three months ended June 30, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$97.9	$106.1	$(8.2)	(7.7)%
Access fees	14.8	15.0	(0.2)	(1.0)%
Exchange services and other fees	9.7	9.3	0.4	3.9%
Market data fees	7.8	5.7	2.1	36.4%
Regulatory fees	9.8	10.5	(0.7)	(6.7)%
Other revenue	3.9	4.2	(0.3)	(6.5)%
Total operating revenues	$143.9	$150.8	$(6.9)	(4.5)%

Transaction Fees

Transaction fees decreased 7.7% to $97.9 million for the three months ended June 30, 2014, compared with $106.1 million for the same period in 2013. This decrease was due to a 4.1% decline in total trading volume and a decrease in average revenue per contract of 3.8%. The decrease in average revenue per contract resulted primarily from a shift in the mix of trading volume and higher volume-based incentives, primarily driven by increased volume in equities. For the three months ended June 30, 2014, trading volume in SPX options and VIX futures decreased 14.2% and 9.3%, respectively, compared to the prior year period. These decreases were partially offset by higher trading volume in VIX options of 9.8%. Our highest average revenue per contract products, index options and futures contracts, accounted for 33.9% of trading volume during the second quarter of 2014 down from 34.7% in the second quarter of 2013.

Our share of total U.S. options industry volume increased to 30.3% from 27.4% in the prior year period resulting primarily from higher volume in our equity product category. Trading volume is impacted by many factors, including: macroeconomic events, market volatility, regulatory actions or considerations, availability of capital, competition, pricing, number of trading days in the period and seasonality.

Average revenue per contract, discussed in more detail below, is impacted by our fee structure, which includes volume based incentive programs, mix of products traded, the account type (customer, firm, market-maker, etc.) and the manner in which a trade is executed (electronic, open-outcry, etc.) The implementation of fee changes, which may increase or decrease our average revenue per contract, is primarily to ensure that we are competitive in the options marketplace and to ultimately improve and continue to drive order flow to our exchanges. We cannot predict the trading patterns of exchange participants, which may be based on factors outside our control, but we can attempt to price our products at levels that are competitive in our market.

The following summarizes transaction fees by product category for the three months ended June 30, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$9.0	$9.2	$(0.2)	(2.6)%
Indexes	62.1	66.6	(4.5)	(6.8)%
Exchange-traded products	9.7	12.5	(2.8)	(22.1)%
Total options transaction fees	80.8	88.3	(7.5)	(8.5)%
Futures	17.1	17.8	(0.7)	(3.8)%
Total transaction fees	$97.9	$106.1	$(8.2)	(7.7)%

Trading Volume

Our average daily volume ("ADV") for the three months ended June 30, 2014 was 4.83 million contracts, down 2.6% compared with 4.96 million contracts for the same period in 2013. The Company experienced ADV decreases across all product categories, except equities. Total trading days for the three months ended June 30, 2014 and 2013 were sixty-three and sixty-four, respectively.

The following summarizes changes in total trading volume and ADV by product category for the three months ended June 30, 2014 compared to the same period in 2013.

	2014		2013		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	113.8	1.80	102.1	1.60	11.5%	13.2%
Indexes	92.7	1.47	98.8	1.54	(6.1)%	(4.6)%
Exchange-traded products	87.5	1.39	105.0	1.64	(16.7)%	(15.4)%
Total options contracts	294.0	4.66	305.9	4.78	(3.9)%	(2.5)%
Futures contracts	10.4	0.17	11.5	0.18	(9.4)%	(7.8)%
Total contracts	304.4	4.83	317.4	4.96	(4.1)%	(2.6)%

The following provides the percentage of volume by product category for the three months ended June 30, 2014 and 2013.

	2014	2013
Equities	37.4%	32.2%
Indexes	30.5%	31.1%
Exchange-traded products	28.7%	33.1%
Futures	3.4%	3.6%
Total	100.0%	100.0%

Average Revenue Per Contract

Average revenue per contract was $0.322 for the three months ended June 30, 2014, a decrease of 3.8% compared with $0.334 for the same period in 2013. Average revenue per contract represents transaction fees divided by total contracts cleared.

The following summarizes average revenue per contract by product category for the three months ended June 30, 2014 compared to the same period in 2013.

	2014	2013	Percent Change
Equities	$0.079	$0.090	(12.6)%
Indexes	0.670	0.675	(0.7)%
Exchange-traded products	0.111	0.119	(6.5)%
Total options average revenue per contract	0.275	0.289	(4.8)%
Futures	1.639	1.544	6.2%
Total average revenue per contract	$0.322	$0.334	(3.8)%

Factors contributing to the decrease in total average revenue per contract for the three months ended June 30, 2014 compared to the same period in 2013 included:

•	Product Mix — We experienced a shift in volume to equities, our lowest average revenue per contract product category.

•
Rate structure — Our rate structure includes sliding scales, volume discounts, volume incentive programs and caps on fees as part of our effort to increase liquidity and market share in multiply-listed options. Average revenue per contract on multiply-listed options (equities and exchange-traded products) decreased 12.6% and 6.5%, respectively. These decreases resulted primarily from increases in volume-based incentives for certain multiply-listed options (equities and exchange-traded products).

Access Fees

Access fees for the three months ended June 30, 2014 and 2013 were $14.8 million and $15.0 million, respectively.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended June 30, 2014 increased to $9.7 million from $9.3 million for the same period in 2013.

Market Data Fees

Market data fees for the three months ended June 30, 2014 increased to $7.8 million from $5.7 million for the same period in 2013. Market data fees represent income derived from OPRA as well as the Company’s market data services, which for the three months ended June 30, 2014 each totaled $3.9 million and, for the same period in 2013, totaled $2.9 million and $2.8 million, respectively. Income derived from OPRA is allocated based on each exchange's share of total cleared options transactions. The Company’s share of total cleared options transactions increased to 24.4% from 20.9%, for the same period in 2013. Revenue generated from the Company's market data services, which provide current and historical options and futures data, increased $1.1 million primarily due to an increase in subscribers to CBOE Streaming Markets and other market data services.

Regulatory Fees

Regulatory fees for the three months ended June 30, 2014 decreased to $9.8 million from $10.5 million for the same period in 2013. The decrease in regulatory fees primarily resulted from lower Trading Permit Holder customer volume industry-wide as compared to the same period in 2013, partially offset by an increase in the options regulatory fee rate in 2014 and a reduction in regulatory fees received for regulatory services provided to CBOE Stock Exchange, LLC ("CBSX") which ceased trading operations on April 30, 2014. On August 1, 2014, CBOE and C2 lowered the options regulatory fee rate for the remainder of 2014. With the reduction in services provided to CBSX and the reduction in options regulatory fee rate, if customer volume remains consistent with current levels for the remainder of the year, we would expect regulatory fees to decline in the third and fourth quarter of 2014 as compared to the first and second quarter of 2014.

The Company's regulatory fees are primarily based on the number of customer contracts traded by Trading Permit Holders throughout the listed United States options industry. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

Concentration of Revenue

At June 30, 2014, there were approximately one hundred Trading Permit Holders that are clearing members of OCC. Two clearing members account for 54% of transaction and other fees collected through the OCC for the three months ended June 30, 2014. The next largest clearing member accounted for approximately 9% of transaction and other fees collected through the OCC. No one Trading Permit Holder using the services of the top two clearing members represented more than 40% of transaction and other fees collected through the OCC, for the respective clearing member, in the three months ended June 30, 2014. Should a clearing member withdraw from CBOE, we believe the Trading Permit Holder portion of that clearing member's trading activity would likely transfer to another clearing member.

The two largest clearing members mentioned above clear the majority of the market-maker sides of transactions at CBOE, C2 and at all of the U.S. options exchanges. If either of these clearing members were to withdraw from the business of market-maker clearing and market-makers were unable to transfer to another clearing member, this could create significant disruption to the U.S. options markets, including ours.

Operating Expenses

Total operating expenses decreased $1.2 million, or 1.6%, to $74.2 million for the three months ended June 30, 2014 from $75.4 million for the same period in 2013. This decrease was primarily due to lower employee costs and outside services, partially offset by higher depreciation and amortization.

The following summarizes changes in operating expenses for the three months ended June 30, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$30.3	$31.2	$(0.9)	(3.0)%
Depreciation and amortization	9.9	8.6	1.3	14.8%
Data processing	4.8	4.6	0.2	5.2%
Outside services	7.9	9.6	(1.7)	(18.5)%
Royalty fees	14.7	14.5	0.2	1.3%
Trading volume incentives	1.1	0.9	0.2	23.3%
Travel and promotional expenses	2.4	2.6	(0.2)	(5.7)%
Facilities costs	1.6	1.3	0.3	27.5%
Other expenses	1.5	2.1	(0.6)	(27.8)%
Total operating expenses	$74.2	$75.4	$(1.2)	(1.6)%

Employee Costs

For the three months ended June 30, 2014, employee costs were $30.3 million, or 21.1% of total operating revenues, compared with $31.2 million, or 20.7% of total operating revenues, for the same period in 2013. This represented a decrease of $0.9 million, or 3.0%, from the prior period. The decrease was primarily attributed to lower stock-based compensation expense of $1.8 million due largely to the fact that, in May 2013, shares were granted to the Chief Executive Officer and President and Chief Operating Officer totaling $2.5 million, of which 50% vested upon grant. The decrease in stock-based compensation was partially offset by an increase in salaries of $1.3 million resulting from increases in staffing.

Depreciation and Amortization

For the three months ended June 30, 2014, depreciation and amortization costs were $9.9 million compared with $8.6 million, for the same period in 2013. This represented an increase of $1.3 million, which primarily resulted from increased capital spending to harden and enhance our trading platform and operations.

Outside Services

Expenses related to outside services decreased to $7.9 million for the three months ended June 30, 2014 from $9.6 million for the same period in 2013. This $1.7 million decrease primarily resulted from lower legal costs.

Royalty Fees

Royalty fees for the three months ended June 30, 2014 were $14.7 million compared with $14.5 million for the same period in 2013, an increase of $0.2 million. For the three months ended June 30, 2014, royalty fees related to proprietary products were down due to lower volume, this was mostly offset by higher fees paid to market participants for order flow directed to our exchanges and higher fees associated with dissemination of certain market data.

Operating Income

As a result of the items above, operating income for the three months ended June 30, 2014 was $69.7 million compared to $75.4 million for the same period in 2013, a decrease of $5.7 million.

Income before Income Taxes

Income before income taxes for the three months ended June 30, 2014 was $69.4 million compared to $74.9 million for the same period in 2013, a decrease of $5.5 million.

Income Tax Provision

For the three months ended June 30, 2014, the income tax provision was $26.4 million compared to $28.7 million for the same period in 2013. The effective tax rate was 38.1% and 38.4% for the three months ended June 30, 2014 and 2013, respectively.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended June 30, 2014 was $42.6 million compared to $45.5 million for the same period in 2013, a decrease of $2.9 million. Basic and diluted net income per share allocated to common stockholders were $0.50 and $0.52 for the three months ended June 30, 2014 and 2013, respectively.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Overview

The following summarizes changes in financial performance for the six months ended June 30, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$301.8	$293.5	$8.3	2.8%
Total operating expenses	150.1	148.7	1.4	0.9%
Operating income	151.7	144.8	6.9	4.8%
Total other expense	(0.8)	(1.2)	0.4	(31.7)%
Income before income taxes	150.9	143.6	7.3	5.1%
Income tax provision	58.9	55.1	3.8	7.0%
Net income	$92.0	$88.5	$3.5	4.0%
Net income allocated to common stockholders	$91.1	$87.3	$3.8	4.4%
Operating income percentage	50.3%	49.3%
Net income percentage	30.5%	30.2%
Diluted net income per share allocated to common stockholders	$1.06	$1.00

•	Total operating revenues increased primarily due to higher transaction fees and market data fees.

•	Total operating expenses increased primarily due to higher employee costs, depreciation and amortization and royalty fees, partially offset by lower outside services.

•	The Company’s market share of total exchange traded options contracts was 30.0% for the six months ended June 30, 2014 compared with 26.4% for the same period in 2013.

Operating Revenues

Total operating revenues for the six months ended June 30, 2014 were $301.8 million, an increase of $8.3 million, or 2.8%, compared with the same period in 2013. The following summarizes changes in total operating revenues for the six months ended June 30, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$210.7	$205.2	$5.5	2.7%
Access fees	30.1	30.7	(0.6)	(1.9)%
Exchange services and other fees	19.2	18.4	0.8	4.2%
Market data fees	15.0	11.3	3.7	32.9%
Regulatory fees	19.6	20.1	(0.5)	(2.7)%
Other revenue	7.2	7.8	(0.6)	(6.4)%
Total operating revenues	301.8	$293.5	$8.3	2.8%

Transaction Fees

Transaction fees increased 2.7% to $210.7 million for the six months ended June 30, 2014, compared with $205.2 million for the same period in 2013. This increase was primarily due to an 11.7% increase in total trading volume, partially offset by an 8.1% decrease in average revenue per contract. The Company experienced volume increases across all product categories. The volume increases in indexes and futures were driven by increases in VIX options and VIX futures of 17.2% and 10.3%, respectively. The decrease in average revenue per contract resulted from a shift in volume mix from our highest average revenue per contract products, index options and futures contracts, to our lowest average revenue per contract product, equities. In addition to the shift in product mix, we also experienced an increase in volume-based incentives resulting primarily from higher relative volume for certain multiply-listed options (equities and exchange-traded products). Transaction fees accounted for 69.8% and 69.9% of total operating revenues for the six months ended June 30, 2014 and 2013, respectively.

The following summarizes transaction fees by product category for the six months ended June 30, 2014 and 2013.

	2014	2013	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$19.7	$22.7	$(3.0)	(13.4)%
Indexes	133.5	127.0	6.5	5.1%
Exchange-traded products	20.4	22.8	(2.4)	(10.1)%
Total options transaction fees	173.6	172.5	1.1	0.6%
Futures	37.1	32.7	4.4	13.4%
Total transaction fees	$210.7	$205.2	$5.5	2.7%

Trading Volume

Our average daily trading volume for the six months ended June 30, 2014 was 5.22 million contracts, up 11.7% compared with 4.67 million for the same period in 2013. Total trading days for the six months ended June 30, 2014 and 2013 were one hundred twenty-four.

The following summarizes changes in total trading volume and ADV by product category for the six months ended June 30, 2014 compared to the same period in 2013.

	2014		2013		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	245.9	1.98	198.3	1.60	24.0%	24.0%
Indexes	199.4	1.61	188.8	1.52	5.6%	5.6%
Exchange-traded products	179.2	1.45	171.4	1.38	4.5%	4.5%
Total options contracts	624.5	5.04	558.5	4.50	11.8%	11.8%
Futures	22.8	0.18	20.8	0.17	10.0%	10.0%
Total contracts	647.3	5.22	579.3	4.67	11.7%	11.7%

The following provides the percentage of volume by product category for the six months ended June 30, 2014 and 2013.

	2014	2013
Equities	38.0%	34.2%
Indexes	30.8%	32.6%
Exchange-traded products	27.7%	29.6%
Futures	3.5%	3.6%
Total	100.0%	100.0%

Average Revenue Per Contract

Average revenue per contract was $0.326 for the six months ended June 30, 2014, a decrease of 8.1% compared with $0.354 for the same period in 2013. The following summarizes average revenue per contract by product category for the six months ended June 30, 2014 compared to the same period in 2013.

	2014	2013	Percent Change
Equities	$0.080	$0.115	(30.2)%
Indexes	0.669	0.673	(0.5)%
Exchange-traded products	0.114	0.133	(14.0)%
Total options average revenue per contract	0.278	0.309	(10.0)%
Futures	1.627	1.577	3.2%
Total average revenue per contract	$0.326	$0.354	(8.1)%

Factors contributing to the decrease in total average revenue per contract for the six months ended June 30, 2014 compared to the same period in 2013, included:

•
Product mix — The decrease in the average revenue per contract reflects a shift in the volume mix by product category. Index options and futures contracts accounted for 30.8% and 3.5% of total trading volume, respectively, as compared to 32.6% and 3.6% in the prior year period. Index options generated total revenue per contract of $0.669 representing the highest options average revenue per contract, while futures contracts generate our highest total average revenue per contract of $1.627.

•
Rate structure — Our rate structure includes sliding scales, volume discounts, volume incentive programs and caps on fees as part of our effort to increase liquidity and market share in multiply-listed options. Average revenue per contract on multiply-listed options (equities and exchange-traded products) decreased 30.2% and 14.0%, respectively. These decreases resulted primarily from increases in volume-based incentives for certain multiply-listed options.

Access Fees

Access fees for the six months ended June 30, 2014 and 2013 were $30.1 million and $30.7 million, respectively. The decrease in access fees was primarily due to the implementation of incentive programs for market-maker trading permits and floor brokers implemented in May 2013.

Exchange Services and Other Fees

Exchange services and other fees for the six months ended June 30, 2014 increased to $19.2 million from $18.4 million for the same period in 2013. The increase was primarily due to increased demand for technology services, terminal and other equipment rentals and certain services impacted by trading volume, which was up compared to the prior year period.

Market Data Fees

Market data fees for the six months ended June 30, 2014 increased to $15.0 million from $11.3 million for the same period in 2013. Income derived from OPRA and the Company's market data services for the six months ended June 30, 2014 and 2013 were $7.6 million and $7.3 million and $5.7 million and $5.6 million, respectively. The Company’s share of income derived from OPRA for the six months ended June 30, 2014 increased to 24.4% from 19.9% for the same period in 2013 resulting in higher income from OPRA of $1.9 million. Revenue generated from the Company's market data services increased $1.8 million resulting from an increase in subscribers and other market data services.

Regulatory Fees

Regulatory fees for the six months ended June 30, 2014 decreased to $19.6 million from $20.1 million for the same period in 2013. The decrease is primarily the result of a reduction in regulatory fees received for regulatory services provided to CBSX, which ceased trading operations on April 30, 2014.

Operating Expenses

Total operating expenses were $150.1 million and $148.7 million for the six months ended June 30, 2014 and 2013, respectively. This increase was primarily due to higher employee costs, depreciation and amortization and royalty fees, partially offset by lower outside services. As a percentage of operating revenues for the six months ended June 30, 2014 and 2013, operating expenses were 49.7% and 50.7%, respectively.

The following summarizes changes in operating expenses for the six months ended June 30, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$63.7	$62.1	$1.6	2.6%
Depreciation and amortization	18.5	16.9	1.6	9.4%
Data processing	9.5	9.1	0.4	4.9%
Outside services	15.2	20.7	(5.5)	(26.3)%
Royalty fees	30.6	27.7	2.9	10.6%
Trading volume incentives	2.3	1.9	0.4	17.0%
Travel and promotional expenses	4.4	4.6	(0.2)	(4.8)%
Facilities costs	2.9	2.5	0.4	16.1%
Other expenses	3.0	3.2	(0.2)	(7.8)%
Total operating expenses	$150.1	$148.7	$1.4	0.9%

Employee Costs

For the six months ended June 30, 2014, employee costs were $63.7 million, or 21.1% of total operating revenues, compared with $62.1 million, or 21.2% of total operating revenues, for the same period in 2013. This represented an increase of $1.6 million. The increase was primarily attributed to higher salaries of $3.0 million, partially offset by lower stock-based compensation expense of $1.6 million.

Depreciation and Amortization

For the six months ended June 30, 2014, depreciation and amortization costs were $18.5 million compared with $16.9 million for the same period in 2013. This increase of $1.6 million which primarily resulted from increased capital spending to harden and enhance our trading platform and operations.

Outside Services

Expenses related to outside services decreased to $15.2 million for the six months ended June 30, 2014 from $20.7 million in the prior-year period. The $5.5 million decrease primarily resulted from lower fees for contract programmers and legal costs.

Royalty Fees

Royalty fees for the six months ended June 30, 2014 were $30.6 million compared with $27.7 million for the same period in 2013, an increase of $2.9 million. This increase is primarily due to higher trading volume in licensed index products and an increase in royalty rates as a result of the amendment the Company executed with S&P OPCO LLC, effective as of March 2013, relating to the Company's license to trade options and futures and create products based on certain S&P indices.

Trading Volume Incentives

Trading volume incentives increased by $0.4 million to $2.3 million for the six months ended June 30, 2014 compared to $1.9 million for the same period in 2013. The increase was primarily due to higher volume in multiply-listed options products (equities and exchange-traded products).

Operating Income

As a result of the items above, operating income for the six months ended June 30, 2014 was $151.7 million compared to $144.8 million for the same period in 2013, an increase of $6.9 million.

Income before Income Taxes

Income before income taxes for the six months ended June 30, 2014 and 2013 was $150.9 million and $143.6 million, respectively, resulting in an increase of $7.3 million.

Income Tax Provision

For the six months ended June 30, 2014, the income tax provision was $58.9 million compared to $55.1 million for the same period in 2013. The effective tax rate was 39.0% and 38.3% for the six months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate for the six months ended June 30, 2014 compared to the prior year period was the result of a change in a deferred statutory rate and prior year discrete items.

Net Income

As a result of the items above, net income allocated to common stockholders for the six months ended June 30, 2014 was $91.1 million compared to $87.3 million for the same period in 2013, an increase of $3.8 million. Basic and diluted net income per share allocated to common stockholders were $1.06 and $1.00 for the six months ended June 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, the Company had $145.1 million of cash and cash equivalents, a decrease from $221.3 million as of December 31, 2013. Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures, actual and anticipated quarterly dividend payments and common stock repurchases under the announced program. We expect our cash on hand at June 30, 2014 and funds generated from operations to be sufficient to continue to meet our 2014 cash requirements. From time to time, we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would strengthen our business in the long-term; however, if consummated these transactions may negatively impact our liquidity in the short-term.

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $121.2 million and $116.9 million for the six months ended June 30, 2014 and 2013, respectively. The increase in net cash flows provided by operating activities was primarily due to lower deferred revenue and other liabilities resulting from a reduction in prepayments of transaction fees by liquidity providers.

Net cash flows provided by operating activities was $29.2 million higher than net income for the six months ended June 30, 2014. The difference was mainly a result of $18.5 million in depreciation and amortization and the recognition of stock-based compensation totaling $11.4 million.

Investing Activities

Net cash flows used in investing activities totaled $29.3 million and $14.2 million for the six months ended June 30, 2014 and 2013, respectively. Expenditures for capital and other assets totaled $28.3 million and $13.1 million for the six months ended June 30, 2014 and 2013, respectively, primarily representing purchases of systems hardware and development of software to harden and enhance our trading platform and operations.

Financing Activities

Net cash flows used in financing activities totaled $168.2 million and $30.5 million for the six months ended June 30, 2014 and 2013, respectively. The $137.7 million increase in net cash flows used in financing activities in 2014 was primarily due to the payment of a special dividend totaling $43.8 million and repurchases of unrestricted common stock by the Company under the Company's share repurchase program totaling $88.3 million.

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
Share Repurchase Program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding unrestricted common stock of $100 million and approved additional authorizations in 2012 of $100 million and 2013 of $100 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. On July 30, 2014, the board of directors authorized an additional $100 million to repurchase shares of its outstanding unrestricted common stock. This is in addition to any unused amount remaining under prior authorizations.

For the six months ended June 30, 2014, the Company repurchased 1,712,046 shares of unrestricted common stock at an average cost per share of $51.56 totaling $88.3 million in purchases under the program.

Since inception of the program through June 30, 2014, the Company has repurchased 6,351,870 shares of unrestricted common stock at an average cost per share of $36.26, totaling $230.3 million in purchases under the program.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The following information updates the legal proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2013and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

City of Providence Litigation

On April 18, 2014, the City of Providence sued CBOE and C2 in federal court in New York City on behalf of a proposed class of all public investors who bought or sold stock, at any time since April 18, 2009 (the “class period”), that was listed on a U.S.-based exchange or alternate trading venue. Also named as defendants are other securities exchanges and a proposed defendant class of all firms that, during the class period, placed bids or offers or trades in stocks on behalf of public investors, operated alternate trading venues for placing bids, offers or trades in stocks, or engaged in high frequency trading (“HFT”) in stocks (the "Firm Defendants"). As applicable to CBOE and C2 and the other exchange defendants, the complaint alleges that the exchanges (i) participated in a scheme by which HFT firms allegedly defrauded U.S. public investors and manipulated the prices of stocks and (ii) failed to operate their stock markets in accordance with their duties under the Exchange Act. In addition to injunctive relief and attorneys’ fees, the complaint seeks unspecified amounts representing damages resulting from defendants' alleged wrongdoing, restitution of monies paid by the plaintiff class, disgorgement of defendants’ gains resulting from their alleged wrongdoing, and forfeiture of fees and compensation paid by the plaintiff class to defendants. American European Insurance Company, James Flynn and Dominic Morelli filed three substantially similar lawsuits against CBOE and C2, along with other securities exchanges and a similar group of Firm Defendants, on behalf of a proposed class of public investors.

On July 2, 2014, the Court entered an order consolidating the four separate class actions into the Providence case and appointed the City of Providence and several other institutional investors as lead plaintiffs for the putative class.

Lanier Litigation

On May 23, 2014, Harold R. Lanier sued CBOE, as well as 13 other securities exchanges, in the United States District Court for the Southern District of New York on behalf of himself and a putative class consisting of all persons in the United States who entered into contracts to receive market data through certain data plans at any time since May 19, 2008 to the present.  The complaint alleges that the market data provided under the Consolidated Quotation (“CQ”) and Consolidated Tape Association (“CTA”) Plans was inferior to the data that the exchanges provided to those that directly receive other data from the exchanges, which the plaintiffs allege is a breach of their “subscriber contracts” and a violation of the exchanges’ obligations under the CQ and CTA Plans.  The plaintiffs seek monetary and injunctive relief.  On May 30, 2014, Mr. Lanier filed two additional suits in the same Court, alleging substantially the same claims and requesting for the same types of relief against the exchanges who participate in the UTP and the OPRA data plans.  CBOE is a defendant in each of these suits, while C2 is only a defendant in the suit regarding the OPRA Plan.

ISE -- '707

On August 15, 2012, C2 filed a declaratory judgment complaint against International Securities Exchange, LLC ("ISE") in the United States District Court for the Northern District of Illinois alleging that ISE's U.S. Patent No. 6,618,707 ("the '707 patent") patent is not valid, not infringed and not enforceable. On July 18, 2014, the Court dismissed this case without prejudice following ISE's stipulation that C2's trading system does not infringe the '707 patent.

Item 1A. Risk Factors

There have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The table below shows the purchases of equity securities by the Company in the three months ended June 30, 2014, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2014 – April 31, 2014	296,400	$52.44	296,400	$105,296,338
May 1, 2014 – May 31, 2014	338,900	50.61	338,900	88,143,167
June 1, 2014 – June 30, 2014	375,878	49.06	375,878	69,704,253
Totals	1,011,178	$50.57	1,011,178

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

(d) The table belows reflects the purchases of unrestricted common stock by the Company in the three months ended June 30, 2014 to satisfy employees' tax obligations upon the vesting of restricted stock:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 31, 2014	—	$—	—	—
May 1, 2014 – May 31, 2014	14,567	49.84	—	—
June 1, 2014 – June 30, 2014	111,044	50.25	—	—
Totals	125,611	$50.20	—

(2) Reflects unrestricted common stock surrendered in the second quarter of 2014 to satisfy employees' tax obligations upon the vesting of restricted stock. These purchases were not part of the publicly announced repurchase program.

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ Edward T. Tilly
Edward T. Tilly
Chief Executive Officer (Principal Executive Officer)
Date:	August 6, 2014

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	August 6, 2014

CBOE Holdings, Inc.
Form 10-Q
Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).