Form 10-Q
period 2014-09-30
CBOE Holdings, Inc.
filed 2014-11-04
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of unrestricted common stock, as of the latest practicable date:

Class	October 24, 2014
Unrestricted Common Stock, par value $0.01	84,399,412 shares

CBOE HOLDINGS, INC.

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"CBOE Holdings," "we," "us," "our" or "the Company" refers to CBOE Holdings, Inc. and its subsidiaries.

•	"CBOE" refers to Chicago Board Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"C2" refers to C2 Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFE" refers to CBOE Futures Exchange, LLC, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.

•	"FASB" refers to the Financial Accounting Standards Board.

•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.

•	"OPRA" refers to the Options Price Reporting Authority, which is a limited liability company of member exchanges and is authorized by the SEC to provide consolidated options information.

•	"Our exchanges" refers to CBOE, C2 and CFE.

•	"SEC" refers to the U.S. Securities and Exchange Commission.

•	"SPX" refers to our S&P 500 Index exchange-traded options products.

•	"VIX" refers to the CBOE Volatility Index methodology.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
	(unaudited)
Operating Revenues:
Transaction fees	$104,311	$92,954	$315,033	$298,193
Access fees	14,695	15,029	44,802	45,709
Exchange services and other fees	9,485	9,213	28,652	27,616
Market data fees	7,764	6,658	22,737	17,924
Regulatory fees	8,923	8,937	28,524	29,076
Other revenue	3,732	3,952	10,989	11,702
Total Operating Revenues	148,910	136,743	450,737	430,220
Operating Expenses:
Employee costs	28,698	27,951	92,378	90,025
Depreciation and amortization	10,361	8,476	28,860	25,380
Data processing	4,769	4,552	14,273	13,613
Outside services	8,204	7,938	23,437	28,606
Royalty fees	16,235	13,844	46,844	41,531
Trading volume incentives	961	1,207	3,207	3,128
Travel and promotional expenses	1,885	1,894	6,319	6,552
Facilities costs	1,373	1,308	4,275	3,808
Other expenses	1,340	1,146	4,305	4,362
Total Operating Expenses	73,826	68,316	223,898	217,005
Operating Income	75,084	68,427	226,839	213,215
Other Income/(Expense):
Investment income	47	21	73	42
Net loss from investment in affiliates	(318)	(538)	(1,161)	(1,754)
Total Other Expense	(271)	(517)	(1,088)	(1,712)
Income Before Income Taxes	74,813	67,910	225,751	211,503
Income tax provision	26,447	26,554	85,379	81,614
Net Income	48,366	41,356	140,372	129,889
Net income allocated to participating securities	(220)	(401)	(1,099)	(1,669)
Net Income Allocated to Common Stockholders	$48,146	$40,955	$139,273	$128,220
Net Income Per Share Allocated to Common Stockholders (Note 4):
Basic	$0.57	$0.47	$1.62	$1.47
Diluted	0.57	0.47	1.62	1.47
Weighted average shares used in computing income per share:
Basic	85,051	87,647	85,773	87,421
Diluted	85,051	87,647	85,773	87,421

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
	(unaudited)
Net Income	$48,366	$41,356	$140,372	$129,889

Comprehensive Income (Loss) - net of tax:
Post-retirement benefit obligation	4	18	342	(173)

Comprehensive Income	48,370	41,374	140,714	129,716
Comprehensive income allocated to participating securities	(220)	(401)	(1,099)	(1,669)
Comprehensive Income allocated to common stockholders	$48,150	$40,973	$139,615	$128,047

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2014 and December 31, 2013

(in thousands, except share amounts)	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$126,519	$221,341
Accounts receivable—net allowances of $273 and $266	55,121	49,888
Marketing fee receivable	10,550	8,869
Income taxes receivable	22,340	22,039
Other prepaid expenses	7,529	4,007
Other current assets	667	2,717
Total Current Assets	222,726	308,861
Investments in Affiliates	14,919	14,581
Land	4,914	4,914
Property and Equipment:
Construction in progress	24	23
Building	68,009	65,448
Furniture and equipment	284,706	271,437
Less accumulated depreciation and amortization	(282,360)	(269,614)
Total Property and Equipment—Net	70,379	67,294
Other Assets:
Software development work in progress	15,937	7,853
Data processing software and other assets (less accumulated amortization—2014, $159,397; 2013, $147,322)	38,211	38,086
Total Other Assets—Net	54,148	45,939
Total	$367,086	$441,589
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$49,982	$52,958
Dividend payable	—	43,831
Marketing fee payable	11,063	9,442
Deferred revenue and other liabilities	7,211	1,100
Post-retirement benefit obligation - current	27	127
Total Current Liabilities	68,283	107,458
Long-term Liabilities:
Post-retirement benefit obligation - long-term	1,694	2,110
Income tax liability	35,136	29,903
Other long-term liabilities	4,082	3,856
Deferred income taxes	12,767	13,745
Total Long-term Liabilities	53,679	49,614
Commitments and Contingencies
Total Liabilities	121,962	157,072
Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 or December 31, 2013	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 92,568,403 issued and 84,603,437 outstanding at September 30, 2014; 91,845,492 issued and 86,770,737 outstanding at December 31, 2013	926	919
Additional paid-in-capital	108,012	90,985
Retained earnings	440,441	349,290
Treasury stock at cost – 7,964,966 shares at September 30, 2014 and 5,074,755 shares at December 31, 2013	(303,547)	(155,627)
Accumulated other comprehensive loss	(708)	(1,050)
Total Stockholders’ Equity	245,124	284,517
Total	$367,086	$441,589
 See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in thousands)	Preferred Stock	Unrestricted Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—January 1, 2014	$—	$919	$90,985	$349,290	$(155,627)	$(1,050)	$284,517
Cash dividends on common stock				(49,221)			(49,221)
Stock-based compensation			13,480				13,480
Excess tax benefits from stock-based compensation plan			3,554				3,554
Issuance of vested restricted stock granted to employees		7	(7)				—
Purchase of unrestricted common stock from employees to fulfill employee tax obligations					(8,319)		(8,319)
Purchase of unrestricted common stock under announced program					(139,601)		(139,601)
Net income				140,372			140,372
Post-retirement benefit obligation adjustment—net of tax						342	342
Balance—September 30, 2014	$—	$926	$108,012	$440,441	$(303,547)	$(708)	$245,124

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013
	(unaudited)
Cash Flows from Operating Activities:
Net income	$140,372	$129,889
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28,860	25,380
Other amortization	60	86
Provision for deferred income taxes	(1,192)	(4,407)
Stock-based compensation	13,480	16,867
Loss on disposition of property	599	3
Loss on investment in affiliate	1,161	1,509
Impairment of investment in affiliate	—	245
Change in assets and liabilities:
Accounts receivable	(5,233)	(4,466)
Marketing fee receivable	(1,681)	(3,496)
Income taxes receivable	(301)	(4,723)
Prepaid expenses	(3,522)	(2,463)
Other current assets	2,050	(92)
Accounts payable and accrued expenses	(3,759)	(294)
Marketing fee payable	1,621	3,443
Deferred revenue and other liabilities	6,337	7,979
Post-retirement benefit obligations	(20)	(27)
Income tax liability	5,234	6,931
Net Cash Flows provided by Operating Activities	184,066	172,364
Cash Flows from Investing Activities:
Capital and other assets expenditures	(39,974)	(19,767)
Investment in affiliates	(1,499)	(1,518)
Other	3	8
Net Cash Flows used in Investing Activities	(41,470)	(21,277)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(49,221)	(42,549)
Payment of special dividend	(43,831)	—
Excess tax benefit from stock-based compensation	3,554	2,356
Purchase of unrestricted common stock from employees	(8,319)	(6,136)
Purchase of unrestricted common stock under announced program	(139,601)	(13,977)
Net Cash Flows used in Financing Activities	(237,418)	(60,306)
Net Increase (Decrease) in Cash and Cash Equivalents	(94,822)	90,781
Cash and Cash Equivalents at Beginning of Period	221,341	135,597
Cash and Cash Equivalents at End of Period	$126,519	$226,378
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$78,336	$81,475
Non-cash activities:
Unpaid liability to acquire equipment and software	3,831	2,887

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2014 and 2013
(Unaudited)

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

Recent Accounting Pronouncements

In April 2014, the FAS) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant and Equipment. The update revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company is in the process of evaluating this new guidance.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the ASU provides guidance on accounting for certain revenue-related costs including when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is in the process of evaluating this new guidance.

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

NOTE 3 — SHARE REPURCHASE PROGRAM

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding unrestricted common stock of $100 million and approved additional authorizations in 2012 of $100 million, in 2013 of $100 million and in July 2014 of $100 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Under the program, for the nine months ended September 30, 2014, the Company repurchased 2,725,746 shares of unrestricted common stock at an average cost per share of $51.22, totaling $139.6 million.

Since inception of the program through September 30, 2014, the Company has repurchased 7,365,570 shares of unrestricted common stock at an average cost per share of $38.24, totaling $281.6 million.

NOTE 4 — NET INCOME PER COMMON SHARE
The computation of basic net income allocated to common stockholders is calculated by reducing net income for the period by dividends paid or declared and undistributed net income for the period that are allocated to participating securities to arrive at net income allocated to common stockholders. Net income allocated to common stockholders is divided by the weighted average number of common shares outstanding during the period to determine net income per share allocated to common stockholders.
The computation of diluted earnings per share is calculated by dividing net income allocated to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The dilutive effect is calculated using the more dilutive of the two-class or treasury stock method.
The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Basic EPS Numerator:
Net Income	$48,366	$41,356	$140,372	$129,889
Less: Earnings allocated to participating securities	(220)	(401)	(1,099)	(1,669)
Net Income allocated to common stockholders	$48,146	$40,955	$139,273	$128,220
Basic EPS Denominator:
Weighted average shares outstanding	85,051	87,647	85,773	87,421
Basic net income per common share	$0.57	$0.47	$1.62	$1.47

Diluted EPS Numerator:
Net Income	$48,366	$41,356	$140,372	$129,889
Less: Earnings allocated to participating securities	(220)	(401)	(1,099)	(1,669)
Net Income allocated to common stockholders	$48,146	$40,955	$139,273	$128,220
Diluted EPS Denominator:
Weighted average shares outstanding	85,051	87,647	85,773	87,421
Dilutive common shares issued under restricted stock program	—	—	—	—
Diluted net income per common share	$0.57	$0.47	$1.62	$1.47

For the periods presented, the Company did not have shares of restricted stock or restricted stock units that would have an anti-dilutive effect on the computation of diluted net income per common share.

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

For the three and nine months ended September 30, 2014 and 2013, the Company recognized $2.1 million and $3.9 million and $13.5 million and $16.9 million in stock-based compensation expense, respectively. The nine months ended September 30, 2014 and 2013 included $2.5 million and $4.0 million of accelerated stock-based compensation expense, respectively. The accelerated stock-based compensation expense, in 2014 and 2013, was primarily for certain executives due to provisions contained in their employment arrangements. Stock-based compensation expense is included in employee costs in the condensed consolidated statements of income.

As of September 30, 2014, the Company had unrecognized stock-based compensation of $14.6 million.  The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 23.7 months.

The activity in the Company’s restricted stock and restricted stock units for the nine months ended September 30, 2014 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2014	708,221	$33.41
Granted	271,902	56.84
Vested	(552,853)	50.89
Forfeited	(8,063)	40.40
Unvested at September 30, 2014	419,207	$34.80

NOTE 6 — INVESTMENTS IN AFFILIATES

At September 30, 2014 and December 31, 2013, the investments in affiliates were composed of the following (in thousands):

	September 30, 2014	December 31, 2013
Investment in OCC	$333	$333
Investment in Signal Trading Systems, LLC	11,468	11,130
Investment in IPXI Holdings, LLC	3,118	3,118
Investment in CBOE Stock Exchange, LLC (1)	—	—
Investments in Affiliates	$14,919	$14,581

(1) CBOE Stock Exchange, LLC ceased trading operations on April 30, 2014.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2014 and December 31, 2013, accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Compensation and benefit-related liabilities (1)	$18,857	$22,193
Royalties	14,586	13,512
Accounts payable	1,899	4,219
Purchase of unrestricted common stock (2)	2,089	1,937
Facilities	1,409	1,824
Legal	1,341	1,602
Market linkage	1,056	1,157
Other	8,745	6,514
Total	$49,982	$52,958

(1) The change in compensation and benefit-related liabilities is primarily the result of the payment of 2013 annual incentive compensation in the first quarter of 2014, partially offset by the accrual of 2014 annual compensation expense through the nine months ended September 30, 2014.

(2) Reflects shares purchased at the end of the period that are not settled until three trading days after the trade occurs.

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

As of September 30, 2014 and December 31, 2013, amounts assessed by the Company on behalf of others included in current assets totaled $10.6 million and $8.9 million, respectively, and payments due to others included in current liabilities totaled $11.1 million and $9.4 million, respectively.

NOTE 9 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the nine months ended September 30, 2014 (in thousands):

	Balance at December 31, 2013	Cash Additions	Revenue Recognition	Balance at September 30, 2014
Other – net	$1,100	$9,017	$(7,106)	$3,011
Liquidity provider sliding scale (1)	—	15,800	(11,600)	4,200
Total deferred revenue	$1,100	$24,817	$(18,706)	$7,211
(1)  Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and receive reduced fees based on the achievement of certain volume thresholds within a month. The prepayment of 2014 transaction fees totaled $15.8 million. This amount is amortized and recorded as transaction fees over the respective period.

NOTE 10 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $3.5 million and $3.1 million to the SMART Plan for the nine months ended September 30, 2014 and 2013, respectively.

Eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Each plan is a defined contribution plan that is non-qualified by Internal Revenue Code regulations. The Company contributed $1.0 million and $1.2 million to the above plans for the nine months ended September 30, 2014 and 2013, respectively.

The Company has a post-retirement medical plan for former members of senior management. The Company recorded immaterial post-retirement benefits expense for the nine months ended September 30, 2014 and 2013.

NOTE 11 — INCOME TAXES

For the three and nine months ended September 30, 2014 and 2013, the Company recorded income tax provisions of $26.4 million and $26.5 million and $85.4 million and $81.6 million, respectively. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 37.8% and 38.6%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2014 primarily resulted from a reduction in the Company's tax provision as a result of a lower state apportionment versus prior estimates.

As of September 30, 2014 and December 31, 2013, the Company had $30.2 million and $26.7 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions primarily from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $16.1 million, not including any potential new additions.

Estimated interest costs and penalties, which are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income, were $0.7 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $1.8 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively. Accrued interest and penalties were $5.0 million and $3.2 million as of September 30, 2014 and December 31, 2013, respectively.

The Company is subject to U.S. federal tax, Illinois, New Jersey, and New York state taxes and Washington, D.C.
taxes, as well as taxes in other local jurisdictions. The Company has open tax years from 2007 on for New York, 2008 on for
Federal, 2010 on for New Jersey, and 2011 on for Illinois and Washington, D.C. The Internal Revenue Service is currently auditing 2010 and is looking at specific line items from 2008 to 2012 due to the filing by the Company of amended returns containing the recognition of certain credits and deductions. The New York State Department of Taxation and Finance is currently auditing the 2007 through 2012 tax years. The New Jersey Division of Taxation is currently auditing the 2010 through 2012 tax years.

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of September 30, 2014 and December 31, 2013. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$120,000	$—	$—	$120,000
Total assets at fair value at September 30, 2014	$120,000	$—	$—	$120,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$207,000	$—	$—	$207,000
Total assets at fair value at December 31, 2013	$207,000	$—	$—	$207,000

The Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired about a 10.0% interest in IPXI Holdings, LLC ("IPXI") for $2.5 million. The Company contributed an additional $0.6 million in October 2013. The investment, measured at fair value on a non-recurring basis, is classified as Level 3 as the fair value was based on both observable and unobservable inputs.

NOTE 13 — LEGAL PROCEEDINGS

As of September 30, 2014, the end of the period covered by this report, the Company was subject to various legal proceedings and claims, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. For a description of each of these proceedings, please see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of September 30, 2014, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

The following information updates the legal proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

City of Providence Litigation

On April 18, 2014, the City of Providence sued CBOE and C2, as well as other securities exchanges and a proposed defendant class of certain firms, in federal court in New York City on behalf of a proposed class of all public investors who bought or sold stock, at any time since April 18, 2009 alleging that the exchanges (i) participated in a scheme by which HFT firms allegedly defrauded U.S. public investors and manipulated the prices of stocks and (ii) failed to operate their stock markets in accordance with their duties under the Exchange Act.

On September 2, 2014, the plaintiffs filed a Consolidated Amended Complaint that did not name CBOE or C2 as defendants. As a result, CBOE and C2 are now deemed to have been dismissed as defendants, without prejudice.

NOTE 14 — SUBSEQUENT EVENTS

On October 29, 2014, the Company announced that its board of directors declared a quarterly cash dividend of $0.21 per share. The dividend is payable December 19, 2014 to stockholders of record at the close of business on November 28, 2014.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Overview

The following summarizes changes in our financial performance for the three months ended September 30, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$148.9	$136.7	$12.2	8.9%
Total operating expenses	73.8	68.3	5.5	8.1%
Operating income	75.1	68.4	6.7	9.7%
Total other expense	(0.3)	(0.5)	0.2	(47.6)%
Income before income taxes	74.8	67.9	6.9	10.2%
Income tax provision	26.4	26.5	(0.1)	(0.4)%
Net income	$48.4	$41.4	$7.0	16.9%
Net income allocated to common stockholders	$48.1	$41.0	$7.1	17.6%
Operating income percentage	50.4%	50.0%
Net income percentage	32.5%	30.3%
Diluted net income per share allocated to common stockholders	$0.57	$0.47

•	Total operating revenues increased primarily due to higher transaction fees, resulting from higher volume in index options and futures contracts, and higher market data fees.

•	Total operating expenses increased primarily due to higher employee costs, depreciation and amortization and royalty fees.

Operating Revenues

Total operating revenues for the three months ended September 30, 2014 were $148.9 million, an increase of $12.2 million, or 8.9%, compared with the same period in 2013. The following summarizes changes in total operating revenues for the three months ended September 30, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$104.3	$93.0	$11.3	12.2%
Access fees	14.7	15.0	(0.3)	(2.2)%
Exchange services and other fees	9.5	9.2	0.3	3.0%
Market data fees	7.8	6.7	1.1	16.6%
Regulatory fees	8.9	8.9	—	—%
Other revenue	3.7	3.9	(0.2)	(5.6)%
Total operating revenues	$148.9	$136.7	$12.2	8.9%

Transaction Fees

Transaction fees increased 12.2% to $104.3 million for the three months ended September 30, 2014, compared with $93.0 million for the same period in 2013. This increase was due to a 7.2% increase in total trading volume and an increase in average revenue per contract of 4.6%. The increase in average revenue per contract resulted primarily from a shift in the mix of products traded towards higher-margin index options and futures contracts. For the three months ended September 30, 2014, trading volume in SPX options, VIX options and VIX futures increased 10.2%, 6.0% and 34.9%, respectively, compared to the prior year period. Our highest average revenue per contract products, index options and futures contracts, accounted for 33.8% of trading volume during the third quarter of 2014 up from 33.1% in the third quarter of 2013.

Average revenue per contract, discussed in more detail below, is impacted by our fee structure, which includes volume based incentive programs, mix of products traded, the account type (customer, firm, market-maker, etc.) and the manner in which a trade is executed (electronic, open-outcry, etc.). The implementation of fee changes, which may increase or decrease our average revenue per contract, is primarily to ensure that we are competitive in the options marketplace and to ultimately improve and continue to drive order flow to our exchanges. We cannot predict the trading patterns of exchange participants, which may be based on factors outside our control, but we can attempt to price our products at levels that are competitive in our market.

Trading volume is impacted by many factors, including: macroeconomic events, market volatility, regulatory actions or considerations, availability of capital, competition, pricing, number of trading days in the period and seasonality.

The following summarizes transaction fees by product category for the three months ended September 30, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$9.1	$8.7	$0.4	3.8%
Indexes	64.2	59.1	5.1	8.7%
Exchange-traded products	10.4	10.4	—	0.5%
Total options transaction fees	83.7	78.2	5.5	7.0%
Futures	20.6	14.8	5.8	39.4%
Total transaction fees	$104.3	$93.0	$11.3	12.2%

Trading Volume

Our average daily volume ("ADV") for the three months ended September 30, 2014 was 4.95 million contracts, up 7.2% compared with 4.62 million contracts for the same period in 2013. The Company experienced ADV increases across all product categories, with the largest percentage increase in futures contracts. Total trading days for the three months ended September 30, 2014 and 2013 were sixty-four.

The following summarizes changes in total trading volume and ADV by product category for the three months ended September 30, 2014 compared to the same period in 2013.

	2014		2013		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	118.5	1.85	113.1	1.77	4.8%	4.8%
Indexes	94.5	1.48	88.2	1.38	7.1%	7.1%
Exchange-traded products	91.2	1.42	84.6	1.32	7.9%	7.9%
Total options contracts	304.2	4.75	285.9	4.47	6.4%	6.4%
Futures	12.7	0.20	9.5	0.15	33.8%	33.8%
Total contracts	316.9	4.95	295.4	4.62	7.2%	7.2%

The following provides the percentage of volume by product category for the three months ended September 30, 2014 and 2013.

	2014	2013
Equities	37.4%	38.3%
Indexes	29.8%	29.9%
Exchange-traded products	28.8%	28.6%
Futures	4.0%	3.2%
Total	100.0%	100.0%

Average Revenue Per Contract

Average revenue per contract was $0.329 for the three months ended September 30, 2014, an increase of 4.6% compared with $0.315 for the same period in 2013. Average revenue per contract represents transaction fees divided by total contracts cleared.

The following summarizes average revenue per contract by product category for the three months ended September 30, 2014 compared to the same period in 2013.

	2014	2013	Percent Change
Equities	$0.077	$0.077	—%
Indexes	0.680	0.669	1.5%
Exchange-traded products	0.115	0.123	(6.8)%
Total options average revenue per contract	0.275	0.273	0.6%
Futures	1.625	1.559	4.2%
Total average revenue per contract	$0.329	$0.315	4.6%

Factors contributing to the change in total average revenue per contract for the three months ended September 30, 2014 compared to the same period in 2013 include:

•
Product Mix — Average revenue per contract reflects a shift in the volume mix by product category. Index options and futures contracts accounted for 33.8% of total trading volume as compared to 33.1% in the prior year period. Index options and futures contracts generated total revenue per contract of $0.680 and $1.625, respectively, representing the Company's highest options average revenue per contract and highest average revenue per contract.

•
Rate structure — Our rate structure includes sliding scales, volume discounts, volume incentive programs and caps on fees as part of our effort to increase liquidity and market share in multiply-listed options. Average revenue per contract on indexes and futures contracts increased 1.5% and 4.2%, respectively. The increase in average revenue per contract on indexes and futures contracts, was partially offset by lower average revenue per contract in exchange-traded products which decreased 6.8%. This decrease resulted primarily from higher volume-based incentives related to these products.

Access Fees

Access fees for the three months ended September 30, 2014 and 2013 were $14.7 million and $15.0 million, respectively.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended September 30, 2014 increased to $9.5 million from $9.2 million for the same period in 2013.

Market Data Fees

Market data fees for the three months ended September 30, 2014 increased to $7.8 million from $6.7 million for the same period in 2013. Market data fees represent income derived from OPRA as well as the Company’s market data services, which for the three months ended September 30, 2014 totaled $3.6 million and $4.2 million, respectively, and for the same period in 2013, totaled $3.6 million and $3.1 million, respectively. Income derived from OPRA is allocated based on each exchange's share of total cleared options transactions. The Company’s share of total cleared options transactions increased to 24.7% from 23.6%, for the same period in 2013. Despite the increase in market share in 2014, total distributable OPRA income decreased compared to the prior year period due to the allocation in 2013 of a membership fee from a new exchange that joined OPRA, resulting in comparable revenue period over period. Revenue generated from the Company's market data services, which provide current and historical options and futures data, increased $1.1 million primarily due to an increase in subscribers and rates for certain market data services.

Regulatory Fees

Regulatory fees for the three months ended September 30, 2014 and 2013 were $8.9 million. Although regulatory fees were comparable period over period, there were variances in the revenue sources. The Company collects an options regulatory fee on all Trading Permit Holder customer volume industry-wide which increased compared to the prior period. The higher revenue attributed to volume was partially offset by CBOE and C2 lowering their respective options regulatory fee rates, as of August 1, 2014, and a decrease in regulatory fees received for other regulatory services, primarily related to CBOE Stock Exchange, LLC ("CBSX") which ceased trading operations on April 30, 2014.

The Company's regulatory fees are primarily based on the number of customer contracts traded by Trading Permit Holders throughout the listed United States options industry. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

The Company announced in September that it is in discussions with the Financial Industry Regulatory Authority ("FINRA") on a potential agreement for FINRA to provide certain regulatory services to the CBOE and C2 options markets. Negotiations are ongoing and any agreements are subject to approval by the Company's board of directors.

Concentration of Revenue

At September 30, 2014, there were approximately one hundred Trading Permit Holders that are clearing members of OCC. Two clearing members accounted for 45% of transaction and other fees collected through the OCC for the three months ended September 30, 2014. The next largest clearing member accounted for approximately 11% of transaction and other fees collected through the OCC. No one Trading Permit Holder using the services of the top two clearing members represented more than 34% of transaction and other fees collected through the OCC, for the respective clearing member, in the three months ended September 30, 2014. Should a clearing member withdraw from CBOE, we believe the Trading Permit Holder portion of that clearing member's trading activity would likely transfer to another clearing member.

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

Operating Expenses

Total operating expenses increased $5.5 million, or 8.1%, to $73.8 million for the three months ended September 30, 2014 from $68.3 million for the same period in 2013. This increase was primarily due to higher employee costs, depreciation and amortization and royalty fees.

The following summarizes changes in operating expenses for the three months ended September 30, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$28.7	$28.0	$0.7	2.7%
Depreciation and amortization	10.4	8.5	1.9	22.2%
Data processing	4.7	4.6	0.1	4.8%
Outside services	8.2	7.9	0.3	3.4%
Royalty fees	16.2	13.8	2.4	17.3%
Trading volume incentives	1.0	1.2	(0.2)	(20.4)%
Travel and promotional expenses	1.9	1.9	—	—%
Facilities costs	1.4	1.3	0.1	5.0%
Other expenses	1.3	1.1	0.2	16.9%
Total operating expenses	$73.8	$68.3	$5.5	8.1%

Employee Costs

For the three months ended September 30, 2014, employee costs were $28.7 million, or 19.3% of total operating revenues, compared with $28.0 million, or 20.4% of total operating revenues, for the same period in 2013. This represented an increase of $0.7 million, or 2.7%, from the prior period, which primarily resulted from higher severance, higher salaries, driven by annual pay adjustments, and increases in annual incentive compensation, which is aligned with the Company's performance targets, partially offset by lower stock-based compensation.

Depreciation and Amortization

For the three months ended September 30, 2014, depreciation and amortization costs were $10.4 million compared with $8.5 million for the same period in 2013. This represented an increase of $1.9 million, which primarily resulted from increased capital spending to harden and enhance our trading platform and operations.

Outside Services

Expenses related to outside services were $8.2 million for the three months ended September 30, 2014 from $7.9 million for the same period in 2013. This represented an increase of $0.3 million which primarily resulted from higher consulting fees, primarily for contract programmers and other professional services, partially offset by lower legal costs.

Royalty Fees

Royalty fees for the three months ended September 30, 2014 were $16.2 million compared with $13.8 million for the same period in 2013. This represented an increase of $2.4 million which primarily resulted from higher royalty fees related to higher volume in licensed products, including index options and VIX futures, higher fees paid to market participants for order flow directed to our exchanges and higher fees associated with the dissemination of certain market data.

Operating Income

As a result of the items above, operating income for the three months ended September 30, 2014 was $75.1 million compared to $68.4 million for the same period in 2013, an increase of $6.7 million.

Income before Income Taxes

Income before income taxes for the three months ended September 30, 2014 was $74.8 million compared to $67.9 million for the same period in 2013, an increase of $6.9 million.

Income Tax Provision

For the three months ended September 30, 2014, the income tax provision was $26.4 million compared to $26.5 million for the same period in 2013. The effective tax rate was 35.4% and 39.1% for the three months ended September 30, 2014 and 2013, respectively. The decrease in the effective tax rate primarily resulted from a reduction in the Company's tax provision as a result of a lower state apportionment versus prior estimates.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended September 30, 2014 was $48.1 million compared to $41.0 million for the same period in 2013, an increase of $7.1 million. Basic and diluted net income per share allocated to common stockholders were $0.57 and $0.47 for the three months ended September 30, 2014 and 2013, respectively.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Overview

The following summarizes changes in financial performance for the nine months ended September 30, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$450.7	$430.2	$20.5	4.8%
Total operating expenses	223.9	217.0	6.9	3.2%
Operating income	226.8	213.2	13.6	6.4%
Total other expense	(1.1)	(1.7)	0.6	(36.4)%
Income before income taxes	225.7	211.5	14.2	6.7%
Income tax provision	85.4	81.6	3.8	4.6%
Net income	$140.3	$129.9	$10.4	8.0%
Net income allocated to common stockholders	$139.3	$128.2	$11.1	8.6%
Operating income percentage	50.3%	49.6%
Net income percentage	31.1%	30.2%
Diluted net income per share allocated to common stockholders	$1.62	$1.47

•	Total operating revenues increased primarily due to higher transaction fees and market data fees.

•	Total operating expenses increased primarily due to higher employee costs, depreciation and amortization and royalty fees, partially offset by lower outside services.

•	The Company’s market share of total exchange traded options contracts was 29.7% for the nine months ended September 30, 2014 compared with 27.5% for the same period in 2013.

Operating Revenues

Total operating revenues for the nine months ended September 30, 2014 were $450.7 million, an increase of $20.5 million, or 4.8%, compared with the same period in 2013. The following summarizes changes in total operating revenues for the nine months ended September 30, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$315.0	$298.2	$16.8	5.6%
Access fees	44.8	45.7	(0.9)	(2.0)%
Exchange services and other fees	28.7	27.6	1.1	3.8%
Market data fees	22.7	17.9	4.8	26.9%
Regulatory fees	28.5	29.1	(0.6)	(1.9)%
Other revenue	11.0	11.7	(0.7)	(6.1)%
Total operating revenues	450.7	$430.2	$20.5	4.8%

Transaction Fees

Transaction fees increased 5.6% to $315.0 million for the nine months ended September 30, 2014, compared with $298.2 million for the same period in 2013. This increase was primarily due to a 10.2% increase in total trading volume, partially offset by a 4.2% decrease in average revenue per contract. The Company experienced volume increases across all product categories. The volume increases in indexes and futures were driven by increases in VIX options and VIX futures of 13.7% and 18.0%, respectively. The decrease in average revenue per contract resulted from a shift in volume mix from our highest average revenue per contract options product, index options, to our lowest average revenue per contract product, equities. In addition to the shift in product mix, we also experienced an increase in volume-based incentives resulting primarily from higher relative volume for equities and exchange-traded products which are multiply-listed options. Transaction fees accounted for 69.9% and 69.3% of total operating revenues for the nine months ended September 30, 2014 and 2013, respectively.

The following summarizes transaction fees by product category for the nine months ended September 30, 2014 and 2013.

	2014	2013	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$28.7	$31.5	$(2.8)	(8.6)%
Indexes	197.7	186.1	11.6	6.2%
Exchange-traded products	30.9	33.1	(2.2)	(6.8)%
Total options transaction fees	257.3	250.7	6.6	2.6%
Futures	57.7	47.5	10.2	21.5%
Total transaction fees	$315.0	$298.2	$16.8	5.6%

Trading Volume

Our average daily trading volume for the nine months ended September 30, 2014 was 5.13 million contracts, up 10.2% compared with 4.65 million for the same period in 2013. Total trading days for the nine months ended September 30, 2014 and 2013 were one hundred eighty-eight.

The following summarizes changes in total trading volume and ADV by product category for the nine months ended September 30, 2014 compared to the same period in 2013.

	2014		2013		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	364.4	1.94	311.4	1.66	17.0%	17.0%
Indexes	293.9	1.56	277.1	1.47	6.1%	6.1%
Exchange-traded products	270.4	1.44	256.0	1.36	5.6%	5.6%
Total options contracts	928.7	4.94	844.5	4.49	10.0%	10.0%
Futures	35.5	0.19	30.2	0.16	17.4%	17.4%
Total contracts	964.2	5.13	874.7	4.65	10.2%	10.2%

The following provides the percentage of volume by product category for the nine months ended September 30, 2014 and 2013.

	2014	2013
Equities	37.8%	35.6%
Indexes	30.5%	31.7%
Exchange-traded products	28.0%	29.3%
Futures	3.7%	3.4%
Total	100.0%	100.0%

Average Revenue Per Contract

Average revenue per contract was $0.327 for the nine months ended September 30, 2014, a decrease of 4.2% compared with $0.341 for the same period in 2013. The following summarizes average revenue per contract by product category for the nine months ended September 30, 2014 compared to the same period in 2013.

	2014	2013	Percent Change
Equities	$0.079	$0.101	(21.9)%
Indexes	0.673	0.672	0.1%
Exchange-traded products	0.114	0.129	(11.8)%
Total options average revenue per contract	0.277	0.297	(6.7)%
Futures	1.626	1.571	3.5%
Total average revenue per contract	$0.327	$0.341	(4.2)%

Factors contributing to the change in total average revenue per contract for the nine months ended September 30, 2014 compared to the same period in 2013, include:

•
Product mix — Average revenue per contract reflects a shift in the volume mix by product category. Index options accounted for 30.5% of total trading volume, respectively, as compared to 31.7% in the prior year period.

•
Rate structure — Our rate structure includes sliding scales, volume discounts, volume incentive programs and caps on fees as part of our effort to increase liquidity and market share in multiply-listed options. Average revenue per contract on multiply-listed options (equities and exchange-traded products) decreased 21.9% and 11.8%, respectively. These decreases resulted primarily from increases in volume-based incentives for these products.

Access Fees

Access fees for the nine months ended September 30, 2014 and 2013 were $44.8 million and $45.7 million, respectively. The decrease in access fees was primarily due to the implementation of incentive programs for market-maker trading permits and floor brokers implemented in May 2013.

Exchange Services and Other Fees

Exchange services and other fees for the nine months ended September 30, 2014 increased to $28.7 million from $27.6 million for the same period in 2013. The increase was primarily due to increased demand for technology services, terminal and other equipment rentals and certain services impacted by trading volume.

Market Data Fees

Market data fees for the nine months ended September 30, 2014 increased to $22.7 million from $17.9 million for the same period in 2013. Income derived from OPRA and the Company's market data services for the nine months ended September 30, 2014 and 2013 was $11.2 million and $11.5 million and $9.3 million and $8.6 million, respectively. The Company’s share of income derived from OPRA for the nine months ended September 30, 2014 increased to 24.5% from 21.2% for the same period in 2013 resulting in higher income from OPRA of $1.9 million. Revenue generated from the Company's market data services increased $2.9 million resulting from an increase in subscribers and fees for certain market data services.

Regulatory Fees

Regulatory fees for the nine months ended September 30, 2014 decreased to $28.5 million from $29.1 million for the same period in 2013. The decrease is primarily the result of a reduction in regulatory fees received for regulatory services provided to CBSX, which ceased trading operations on April 30, 2014.

Operating Expenses

Total operating expenses were $223.9 million and $217.0 million for the nine months ended September 30, 2014 and 2013, respectively. This increase was primarily due to higher employee costs, depreciation and amortization and royalty fees, partially offset by lower outside services. As a percentage of operating revenues for the nine months ended September 30, 2014 and 2013, operating expenses were 49.7% and 50.4%, respectively.

The following summarizes changes in operating expenses for the nine months ended September 30, 2014 compared to the same period in 2013.

	2014	2013	Inc./(Dec.)	Percent Change
		(in millions)
Employee costs	$92.4	$90.0	$2.4	2.6%
Depreciation and amortization	28.9	25.4	3.5	13.7%
Data processing	14.3	13.6	0.7	4.8%
Outside services	23.4	28.6	(5.2)	(18.1)%
Royalty fees	46.8	41.5	5.3	12.8%
Trading volume incentives	3.2	3.1	0.1	2.5%
Travel and promotional expenses	6.3	6.6	(0.3)	(3.6)%
Facilities costs	4.3	3.8	0.5	12.3%
Other expenses	4.3	4.4	(0.1)	(1.3)%
Total operating expenses	$223.9	$217.0	$6.9	3.2%

Employee Costs

For the nine months ended September 30, 2014, employee costs were $92.4 million, or 20.5% of total operating revenues, compared with $90.0 million, or 20.9% of total operating revenues, for the same period in 2013. This represented an increase of $2.4 million which primarily resulted from higher salaries, payroll taxes and annual incentive compensation, partially offset by lower stock-based compensation expense.

Depreciation and Amortization

For the nine months ended September 30, 2014, depreciation and amortization costs were $28.9 million compared with $25.4 million for the same period in 2013. This represented an increase of $3.5 million which primarily resulted from increased capital spending to harden and enhance our trading platform and operations.

Outside Services

Expenses related to outside services decreased to $23.4 million for the nine months ended September 30, 2014 from $28.6 million in the prior-year period. This represented a decrease of $5.2 million which primarily resulted from lower legal costs, partially offset by higher costs for contract programmers.

Royalty Fees

Royalty fees for the nine months ended September 30, 2014 were $46.8 million compared with $41.5 million for the same period in 2013. This represented an increase of $5.3 million which primarily resulted from higher trading volume in licensed index products and an increase in royalty rates as a result of the amendment the Company executed with S&P OPCO LLC, effective as of March 2013, relating to the Company's license to trade options and futures and create products based on certain S&P indices and higher fees associated with dissemination of certain market data.

Operating Income

As a result of the items above, operating income for the nine months ended September 30, 2014 was $226.8 million compared to $213.2 million for the same period in 2013, an increase of $13.6 million.

Income before Income Taxes

Income before income taxes for the nine months ended September 30, 2014 and 2013 was $225.7 million and $211.5 million, respectively, resulting in an increase of $14.2 million.

Income Tax Provision

For the nine months ended September 30, 2014, the income tax provision was $85.4 million compared to $81.6 million for the same period in 2013. The effective tax rate was 37.8% and 38.6% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2014 primarily resulted from a reduction in the Company's tax provision as a result of a lower state apportionment versus prior estimates.

Net Income

As a result of the items above, net income allocated to common stockholders for the nine months ended September 30, 2014 was $139.3 million compared to $128.2 million for the same period in 2013, an increase of $11.1 million. Basic and diluted net income per share allocated to common stockholders were $1.62 and $1.47 for the nine months ended September 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, the Company had $126.5 million of cash and cash equivalents, a decrease from $221.3 million as of December 31, 2013. Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures, actual and anticipated quarterly dividend payments and common stock repurchases under the announced program. We expect our cash on hand at September 30, 2014 and funds generated from operations to be sufficient to continue to meet our 2014 cash requirements. From time to time, we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would strengthen our business in the long-term; however, if consummated these transactions may negatively impact our liquidity in the short-term.

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $184.1 million and $172.4 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in net cash flows provided by operating activities was primarily due to higher net income as compared to the prior year period.

Net cash flows provided by operating activities was $43.7 million higher than net income for the nine months ended September 30, 2014. The difference was mainly a result of $28.9 million in depreciation and amortization and the recognition of stock-based compensation totaling $13.5 million.

Investing Activities

Net cash flows used in investing activities totaled $41.5 million and $21.3 million for the nine months ended September 30, 2014 and 2013, respectively. Expenditures for capital and other assets totaled $40.0 million and $19.8 million for the nine months ended September 30, 2014 and 2013, respectively, primarily representing purchases of systems hardware and development of software to harden and enhance our trading platform and operations.

Financing Activities

Net cash flows used in financing activities totaled $237.4 million and $60.3 million for the nine months ended September 30, 2014 and 2013, respectively. The $177.1 million increase in net cash flows used in financing activities in 2014 was primarily due to the payment of a special dividend totaling $43.8 million and repurchases of unrestricted common stock by the Company under the Company's share repurchase program totaling $139.6 million.

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
Share Repurchase Program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding unrestricted common stock of $100 million and approved additional authorizations in 2012 of $100 million, in 2013 of $100 million and in July 2014 of $100 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Under the program, for the nine months ended September 30, 2014, the Company repurchased 2,725,746 shares of unrestricted common stock at an average cost per share of $51.22, totaling $139.6 million.

Since inception of the program through September 30, 2014, the Company has repurchased 7,365,570 shares of unrestricted common stock at an average cost per share of $38.24, totaling $281.6 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The following information updates the legal proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

City of Providence Litigation

On April 18, 2014, the City of Providence sued CBOE and C2, as well as other securities exchanges and a proposed defendant class of certain firms, in federal court in New York City on behalf of a proposed class of all public investors who bought or sold stock, at any time since April 18, 2009 alleging that the exchanges (i) participated in a scheme by which HFT firms allegedly defrauded U.S. public investors and manipulated the prices of stocks and (ii) failed to operate their stock markets in accordance with their duties under the Exchange Act.

On September 2, 2014, the plaintiffs filed a Consolidated Amended Complaint that did not name CBOE or C2 as defendants. As a result, CBOE and C2 are now deemed to have been dismissed as defendants, without prejudice.

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
Under the Collins Amendment to the Dodd-Frank Act, starting in 2015, U.S. banks will be required to use a new approach in order to compute their risk weighted assets, which include exchange-traded options and futures. This is expected to increase the capital requirements for U.S. bank holding companies, and bank subsidiaries involved in the trading and clearing of derivatives. These increased capital requirements may cause bank-affiliated broker-dealers to reduce their trading in, or charge their customers more to trade, our options and futures.

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
It is also possible that there will be additional legislative and regulatory changes or efforts in the environment in which we operate our businesses, including in response to recent incidents that have disrupted operations on exchanges, although we cannot predict the nature of these changes or their impact on our business at this time. Actions on any of the specific regulatory issues currently under review in the U.S. and other proposals could have a material impact on our business. For a discussion of the regulatory environment in which we operate and proposed regulatory changes, see "Business-Regulatory Environment and Compliance" in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The table below shows the purchases of equity securities by the Company in the three months ended September 30, 2014, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2014 – July 31, 2014	423,300	$48.24	423,300	$149,285,625
August 1, 2014 – August 31, 2014	328,600	50.98	328,600	132,532,959
September 1, 2014 – September 30, 2014	261,800	54.08	261,800	118,375,464
Totals	1,013,700	$50.64	1,013,700

(1)
In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding unrestricted common stock of $100 million and approved additional authorizations in 2012 of $100 million, in 2013 of $100 million and in July 2014 of $100 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

The Company purchased 548 shares of unrestricted common stock at an average price of $51.11 in the three months ended September 30, 2014 to satisfy employees' tax obligations upon the vesting of restricted stock. These purchases were not part of the publicly announced repurchase program.

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ Edward T. Tilly
Edward T. Tilly
Chief Executive Officer (Principal Executive Officer)
Date:	November 4, 2014

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 4, 2014

CBOE Holdings, Inc.
Form 10-Q
Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).