Form 10-K
period 2014-12-31
CBOE Holdings, Inc.
filed 2015-02-20
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2014, the aggregate market value of the Registrant's outstanding voting common equity held by non-affiliates was approximately $4.2 billion based on the closing price of $49.21 per share of unrestricted common stock.
The number of outstanding shares of the registrant's common stock as of February 11, 2015 was 84,003,241 shares of unrestricted common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Portions of the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders	Part III

CBOE HOLDINGS, INC.
2014 FORM 10-K

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

•
"CBSX" refers to CBOE Stock Exchange, LLC, a facility of CBOE that is 49.96% owned by CBOE. CBSX wholly owned National Stock Exchange, Inc. ("NSX"), a stock exchange and self-regulatory organization, until it sold NSX to a third party on February 18, 2015. CBSX and NSX ceased operations on April 30, 2014 and May 30, 2014, respectively. CBSX is not a consolidated subsidiary of the Company.

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

•	"FASB" refers to the Financial Accounting Standards Board.

•	"FINRA" refers to the Financial Industry Regulatory Authority.

•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.

•	"Member" or "Members" refers to, prior to the completion of the restructuring transaction, any person or organization (or any designee of any organization) that held a membership in the CBOE.

•	"Our exchanges" refers to CBOE, C2 and CFE.

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
Some factors that could cause actual results to differ include:

•	the loss of our right to exclusively list and trade certain index options and futures products;

•	increasing price competition in our industry;

•	compliance with legal and regulatory obligations, including our obligations under the Consent Order;

•	decreases in trading volumes or a shift in the mix of products traded on our exchanges;

•	legislative or regulatory changes;

•	increasing competition by foreign and domestic entities;

•	our dependence on third party service providers;

•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;

•	our ability to accommodate trading volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;

•	our ability to protect our systems and communication networks from security risks, including cyber-attacks;

•	the accuracy of our estimates and expectations;

•	economic, political and market conditions;

•	our ability to maintain access fee revenues;

•	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;

•	our ability to attract and retain skilled management and other personnel;

•	our ability to manage our growth effectively; and

•	the ability of our compliance and risk management methods to effectively monitor and manage our risks.
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
The Company's principal business is operating markets that offer for trading options on various market indexes (index options), mostly on an exclusive basis, and futures contracts, as well as on non-exclusive "multiply-listed" options, such as options on the stocks of individual corporations (equity options) and options on other exchange-traded products (ETP options), such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options). The Company operates three stand-alone exchanges, but reports the results of its operations in one reporting segment.
CBOE is our primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single exchange is known as our Hybrid trading model. CFE, our all-electronic futures exchange, offers trading of futures on the VIX Index and other products. C2 is our all-electronic exchange that also offers trading for listed options, and may operate with a different market model and fee structure than CBOE. All of our exchanges operate on our proprietary technology platform known as CBOE Command.
Since 1974, the first full year of trading on CBOE, we have grown from 5.6 million contracts on one exchange to 1.3 billion contracts on three exchanges in 2014, our most recent fiscal year.
Over the past five years, our overall volume has increased, especially with respect to our index options and futures contracts. The following chart illustrates annual contract volume across the different categories of products traded at the Company for the periods indicated:

	Annual Contract Volume
	2014	2013	2012	2011	2010
Equities	488,580,906	433,777,204	494,289,301	516,136,937	572,688,137
Indexes	406,454,861	372,647,443	304,339,908	320,389,993	269,989,511
Exchange-traded products	379,742,163	341,023,209	311,792,122	368,364,057	276,362,700
Total Options Volume	1,274,777,930	1,147,447,856	1,110,421,331	1,204,890,987	1,119,040,348
Futures	50,615,435	40,193,447	23,892,931	12,041,102	4,402,378
Total Contract Volume	1,325,393,365	1,187,641,303	1,134,314,262	1,216,932,089	1,123,442,726
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
History
CBOE was founded in 1973 as a non-stock corporation owned by its Members. CBOE was the first organized marketplace for the trading of standardized, exchange-traded options on equity securities. In 2004, CFE began operations as a futures exchange. CBOE Holdings was incorporated in the State of Delaware on August 15, 2006. In June 2010, CBOE demutualized (see "Restructuring Transaction") and CBOE, CFE and C2 became wholly-owned subsidiaries of CBOE Holdings. In October 2010, C2, the Company's all-electronic options exchange, initiated operations.

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
Industry
Our primary business of offering exchange-traded options and futures contracts on financial instruments is part of the large and growing global derivatives industry. Derivatives are financial contracts whose value is derived from an underlying asset or reference value. While derivatives exist on a wide range of underlying assets and references, we currently focus on offering derivatives products on individual stocks, stock indexes, exchange-traded funds, exchange-traded notes, interest rates, and various benchmarks related to trading and investment strategies. The global derivatives industry includes both exchanges and a large over-the-counter market. The most common types of derivatives are options, futures and swap contracts. These products allow for various types of risk to be isolated and transferred.
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
Futures are standardized, transferable, exchange-traded contracts that are settled by the delivery of the underlying asset or in cash by reference to the underlying asset or reference at a specified price and on a specified future date. Futures on CFE are settled in cash. Options on futures may also be listed for trading on futures exchanges.
Trading
In the listed options market, there are currently options contracts covering approximately 3,600 underlying stocks, indexes and ETPs, among other products. The presence of dedicated liquidity providers, including market-makers, is a key feature of the options market. Market-makers collectively provide continuous bids and offers for all listed options series. Over the past decade, trading in the options market has migrated from being primarily conducted face-to-face, or "open outcry," to being primarily electronic. As a result, many liquidity providers now operate remotely, away from the physical trading floors, and the majority of options trading volume is handled and executed electronically.
Trends
Increased Interest in Our Proprietary Products
Our proprietary products are those in which we have a property right or for which we have an exclusive license, and contribute almost all of our transaction fee revenues for index options and all of our transaction fee revenues for futures. Listed options on equities and ETPs currently may be listed on all options exchanges, while trading in our proprietary products is limited to our exchanges. Thus, our proprietary products are able to support a higher revenue per contract than multiply-listed products.

Over the past five years, average daily volume ("ADV") in our index options has increased from 1.07 million contracts to 1.61 million contracts, and ADV in our futures has increased from 17 thousand contracts to 201 thousand contracts. The increase in index options and futures trading significantly outpaced the growth in the industry and multiply-listed products in this time-frame. These increases are primarily due to increased interest in trading our VIX options and futures and SPX options. See "SPX Options" and "Volatility Trading."
Price Competition
Exchanges set fees to attract multiply-listed options business to their exchanges, which has reduced the revenue per contract that we generate from these options. Fees utilized include both transaction fees assessed to access liquidity and incentive programs to attract order flow. Order flow, particularly customer order flow, is the primary driver of multiply-listed options exchange volumes. In the past several years, the competition for this business has increased significantly, due in part to the limited number of firms, known as consolidators, who make routing decisions based on pricing and their ability to internalize order flow. Some exchanges have structured their options businesses in partnership with established market participants and order flow providers. Others offer specific payments for order flow, in addition to any economic incentives received from market-makers and other participants.
In addition, the number of options exchanges has doubled over the past ten years, from six exchanges to twelve, in large part due to existing exchange holding companies opening new exchanges that offer different markets and pricing models on existing technology. As the business continues to expand, and offer greater margins than the equity trading business, we expect that our competitors, or new entrants into the exchange business, may open additional new options exchanges.
Competitive Strengths
We have established ourselves as a global leader and innovator in the options industry. We believe we are well positioned to further enhance our leadership position through several key competitive strengths:

•
Innovative Products. We have worked closely and collaboratively with market participants to introduce new products and services to meet the evolving needs of the derivatives industry, and plan to continue these efforts. Products we have developed including index options, options and futures on the VIX Index and other volatility indexes, Long-Term Equity AnticiPation Securities ("LEAPS"), short duration options, including Weeklys, FLexible EXchange Options ("FLEX options") and options strategy benchmark indexes.

•
Strategic Relationships. We have entered into licensing agreements with index providers under which we have rights to create volatility indexes and offer options and futures products on their indexes. See "Strategic Relationships."

•
Leading Brand, Reputation and Market Position.  As the operator of the original and largest U.S. options exchange, based on both contract volume and notional value and one of the largest options exchanges in the world, we have a leading brand and reputation.

Growth Strategy
We believe that the listed options and futures industry, especially with respect to volatility trading, has significant growth potential, including through new participants and products. We expect to further expand our business and increase our revenues and profitability by pursuing the following growth strategies:

•
Pursue International Opportunities. We intend to continue our efforts to expand the use of our products internationally. At the core of that effort is extending trading hours in our exclusive products. In 2014, we completed the extension of trading hours for VIX futures to nearly 24 hours per day, and plan to extend the trading hours for SPX and VIX options, adding a session each weekday that begins at 2:00 a.m. CT, to align with the opening of the London markets, and ends at 8:15 a.m. CT. We have also expanded, and intend to continue expanding, our educational offerings internationally, including through the European Risk Management Conference, which has been held three times, and the Asian Risk Management Conference, to be held for the first time in 2015. We also offer a CFE communications hub in London where Trading Permit Holders ("TPHs ") can send and receive data and access CFE's trading system.

•
Develop Innovative Proprietary Products.  We intend to license and create proprietary intellectual property to develop proprietary products that meet the needs of the derivatives industry, both through strategic relationships and internally developed products. In 2014, we introduced options and futures on the CBOE Short-Term Volatility Index and futures on the CBOE/CBOT 10-year U.S. Treasury Note Volatility Index. We also announced that we had entered into an agreement with MSCI Inc., under which options on certain MSCI indexes will be solely listed for trading on CBOE in the U.S.

•
Offer Compelling Economic Model. We have designed our fee schedule to provide benefits to market participants that concentrate their overall trading activity on CBOE, which we believe encourages market participants to increase their business with us. In our proprietary products, we offer discounts and incentives to certain participants based on relative volume and the use of selected strategies. In multiply-listed products, we offer incentive programs to attract customer order flow to help our market participants manage both the fixed and transaction-based costs of trading on CBOE. We regularly review the fee schedules for all of our exchanges to provide an industry-leading economic offering.

•
Continue to Enhance Our Trading Systems.  We recognize that the opportunity to participate in the growth of the derivatives market will be driven in great part by the trading functionality and systems capabilities that an exchange offers to market participants. We intend to use our strong in-house development capabilities and continued investment to further harden and develop the functionality and capacity of our trading systems.

•
Increase the Number of Users of Our Products. We seek to increase the number of users who trade our products. Specifically, we have targeted new institutional investors, including pensions and endowments, to inform about how to trade our products, especially our proprietary products. We intend to continue offering education sessions and published materials through the Options Institute. We also educate potential investors through our domestic and European Risk Management Conferences and through participation in industry events. We plan to continue these activities and look for other opportunities to grow the user base for our products.

•
Attract Over-the-Counter Market Participants.  We seek to attract participants from the over-the-counter market, including through our customizable FLEX options products and through offering products similar to those traded over-the-counter, but with listed market protections and benefits, such as transparency, fungibility and centralized clearing.

In addition, through a set of arrangements with S&P OPCO LLC ("S&P"), we permit S&P to license the Company's proprietary indexes and index methodologies for certain purposes to securities firms and other exchanges. The Company and S&P have agreed that S&P may license one or more clearing agencies to clear over-the-counter, or OTC, options based on the S&P 500 Index that meet certain criteria, and that S&P will compensate us for any transaction cleared under such a license based on the notional value of the transaction.

•
Pursue Select Strategic Opportunities.  We evaluate strategic opportunities that we believe will enhance stockholder value. We specifically look for strategic opportunities beyond our current businesses that will capitalize on our core competencies and diversify our sources of revenue.

Products
Our exchanges provide a marketplace for the trading of options and futures contracts that meet criteria established in the rules of the respective exchange. The options contracts listed for trading include options on indexes, equities and ETPs. In addition, we provide a marketplace for trading futures contracts through CFE.
Types of products

•
Index Options.  We offer trading in options on several different broad-based market indexes, including the VIX Index, a proprietary index that we developed and that has become a widely recognized measure of equity market volatility. The index options we list include some of the most widely recognized measures of the U.S. equities market, as discussed below.

•	Equity Options. We offer trading in options on the stocks of approximately 3,100 corporations. The stocks underlying our individual equity options are listed on equity stock exchanges.

•
Options on ETPs.  We offer trading in options on over 500 ETFs and ETNs based on various domestic and foreign market indexes, as well as on volatility, commodities, currencies and fixed income instruments.

•
Futures.  We provide a marketplace for trading ten futures products through CFE. CFE has focused on the trading of futures using the CBOE-created VIX methodology, but also provides trading in S&P 500 Variance futures.

Increased Flexibility
Over the past few years, we have expanded our offerings, and experienced increases in our existing offerings, that allow for customers to trade options on a number of different time horizons, allowing them to pinpoint their preferred timing. In addition to standard option terms, we also offer options with weekly, end of month and end of quarter expirations, and provide LEAPS that allow the user to establish positions that can be maintained for a period of up to fifteen years. Our Weeklys product in particular has seen rapid growth, especially in SPX. We believe that the flexibility provided by these offerings allows us to meet the differing needs of our customers and increase trading volume.

Proprietary Products
The Company has developed several of its own proprietary indexes and index methodologies. These include volatility indexes based on various broad-based market indexes (such as the S&P 500, the DJIA, the NASDAQ 100 and the Russell 2000), volatility indexes based on ETFs and individual stocks, the CBOE S&P 500 Implied Correlation Index and a series of options strategy benchmarks, including BuyWrite, PutWrite and Collar indexes based on the S&P 500 and BuyWrite indexes based on other broad-based market indexes. In addition to any transaction fee revenue generated on products created based on these indexes, we have licensed others to use some of these indexes to create products and have entered into agreements whereby we have granted to others the rights to sub-license certain indexes. The Company generates revenue from both the calculation and dissemination of index values and from the licensing of our proprietary indexes.
These proprietary products are built both through our in-house research and development staff and our strategic relationships and license agreements with index providers. The following is a discussion of our strategic relationships and additional detail on our most frequently traded products, SPX and VIX options and futures.
Strategic Relationships
The Company has long-term business relationships with several providers of market indexes. We license their indexes as the basis for indexes, index options and other products. In some instances, these licenses provide us with the exclusive right to list certain products based on these indexes. Of particular note are the following:

•
S&P 500 and S&P 100 Indexes.  We have the exclusive right to offer options contracts on the S&P 500 Index and the S&P 100 Index as a result of a licensing arrangement with S&P OPCO LLC, which was extended in March 2013. Our license with S&P OPCO LLC is through December 31, 2033, with an exclusive license to trade options on the S&P 500 Index through December 31, 2032. We are also authorized to use the S&P 500 Index and S&P 100 for the creation of CBOE volatility indexes, such as the VIX Index, and tradable products on those volatility indexes.

•
Dow Jones Industrial Average ("DJIA").  We have the exclusive right during standard US trading hours to offer options contracts on the DJIA and certain other Dow Jones indexes through December 31, 2017 as a result of a licensing arrangement with S&P Dow Jones Indices, LLC. We are also authorized to use these indexes to create CBOE volatility indexes and trade options, futures and other products on these indexes.

•
Russell Indexes.  We are able to offer options contracts on the Russell 2000 and certain other Russell indexes through February 28, 2015 as a result of a licensing arrangement with Frank Russell Co. We are also authorized to create RVX, a volatility index based on the Russell 2000, and offer options, futures and other products for trading on this index.

•
NASDAQ 100.  We have a non-exclusive right to offer options contracts on the NASDAQ 100 Index through December 2015 as a result of a licensing arrangement with NASDAQ OMX Group, Inc. Under this license, we are authorized to create VXN, a volatility index on the NASDAQ 100, and offer options, futures or other products on this index.

•
MSCI. In December 2014, we announced that we had entered into a license agreement with MSCI Inc., under which CBOE has the exclusive right in the U.S. to offer options on six of MSCI's indexes, including the MSCI EAFE Index and the MSCI Emerging Markets Index.

SPX Options
The S&P 500 Index is an index comprised of 500 large-cap U.S. listed companies.  It is one of the most commonly followed indexes, and is considered a bellwether for the U. S. economy.  The options we offer on the S&P 500 Index are exclusive to CBOE and contribute substantially to our volumes and transaction fees.  Because of its status as a bell-weather, SPX is traded in a number of different trading strategies by customers with different goals, including pension funds hedging their equity exposure by buying put options, asset managers seeking enhanced returns by selling covered call options and hedge funds using risk-managed strategies to capture so-called “risk premia” embedded in option prices.

We are also seeing a significant increase in the number of customers who are trading SPX Weeklys, one of our fastest growing products.  As a percentage of total SPX contracts traded, SPX Weeklys has increased from 2.2% in 2010 to 30.7% in 2014. We believe that these traders are using this product to fine tune the timing of hedging strategies and maximize the risk premium in strategies that involve the sale of options, such as covered call writing.

Volatility Trading
CBOE pioneered the volatility trading space, with its introduction of the CBOE Volatility Index (the "VIX Index") in 1993.  We introduced futures on the VIX Index in 2004 and options in 2006.  The VIX Index is based on real-time prices of options on the S&P 500 Index and is designed to reflect investors' consensus view of future 30-day expected stock market volatility.  Since we started offering these products, we have seen trading from a number of different customer segments utilizing a number of different trading strategies, including hedging extreme stock market declines, also known as “tail risk” hedging, and risk-managed strategies that seek to capture the relative price changes of expected volatility at different times in the future.

While the trading volumes in options and futures on the VIX Index have rapidly increased over the past five years, trading volumes in these products are especially sensitive to market volatility, with increases in volume generally occurring along with spikes in volatility. While we believe that there will be continued intrinsic growth in our volatility products, significant changes in the levels of market volatility may significantly impact volumes in these products.

In addition to the VIX Index, we offer other products based on the VIX methodology, including futures on CBOE Russell 2000 Volatility Index and the CBOE/CBOT 10-year U.S. Treasury Note Volatility Index. CFE also lists futures on realized variance using RIVETS® methodology.  While volumes in our non-VIX options and futures volatility products are not material to us, we continue to explore opportunities to expand our volatility product offerings, with respect to both new indexes and new asset classes.
Options Exchanges' Market Participants
As discussed in more detail below, our options exchanges are designed to provide reliable, orderly, liquid and efficient marketplaces for the trading of options by market participants. Our options exchanges operate quote-driven auction markets that involve a number of different market participants.
Trading Permit Holders
Purchasing a monthly trading permit for the respective exchange conveys "Trading Permit Holder" status on that exchange to the permit holder.
A Trading Permit Holder ("TPH") on one of our options exchanges is allowed to enter orders and quotes into the trading system for that exchange. Trading Permit Holder entities can execute trades for their own accounts, for clearing firm accounts, for the accounts of other permit holders or for the accounts of customers.
Applicants for Trading Permit Holder Status
Applicants for Trading Permit Holder status must have adequate financial resources and credit to assume the responsibilities and privileges of a Trading Permit Holder. All Trading Permit Holders must abide by the rules and regulations of the applicable exchange, the provisions of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations issued by the SEC.
Participant Roles
A trading permit entitles the holder to conduct business on the exchange, including in one of the participant roles described below.

•
Market-Maker.  A market-maker engages in trading our products either for its own account or for the account of his or her firm, but does not act as an agent representing orders for customers. Market-makers have quoting obligations in their appointed product classes. They are granted margin relief and must have a relationship with a clearing firm that will hold and guarantee their positions. The majority of trading permits in use on CBOE and C2 are used for market making. There are additional classes of market-maker, namely Lead Market-Maker ("LMM") permits and Designated Primary Market-Maker ("DPM") permits that also provide incentives for market-makers to provide competitive quotes, and are also called liquidity providers. In addition, TPHs routing orders to CBOE may designate a Preferred Market-Maker ("PMM"). The PMM is afforded a participation right on specific orders provided that it meets certain other requirements with respect to the relevant options class and quoting obligations.

•
Floor Broker.  An individual who represents orders on the CBOE trading floor as an agent is known as a floor broker. Floor brokers generally do not trade for their own account, although they may represent their firms' proprietary account, and do not receive any margin relief.

•
Electronic Access Permits ("EAP").  An Electronic Access Permit is a trading permit used by TPHs that need a separate access permit for a specific business function and is the most general type of access permit. EAPs may be registered for one of the following: clearing TPHs; TPHs approved to transact business with the public; proprietary TPHs; and order service firms.

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
Market Model
Algorithms
The matching algorithms used on our exchanges are the means by which trades are executed and allocated to market participants. Our technology and the rules of our exchanges provide for a variety of different algorithms for matching buyers and sellers. We have the ability to apply different matching algorithms to different products in order to meet the needs of particular market segments. The setting of the matching algorithm affects the share of each trade that a market participant receives and is central to the opportunity and profit potential of market-makers and other liquidity providers.

•
CBOE utilizes varying matching algorithms across its listed options classes, with different combinations of customer priority, participation rights and pro-rata, modified pro-rata or price-time depending on the product.

•
C2's matching algorithm is pro-rata for ETP options classes. For equity options classes, the C2 matching algorithm was a price-time matching algorithm with customer priority and DPM participation rights in 2014, but became pro-rata in 2015.

Options orders can be routed to other marketplaces via contracted brokers for execution if a better displayed price exists elsewhere. See "Regulatory Responsibilities - Options Intermarket Linkage Plan." Details on our technological capabilities, as well as key systems offerings available to customers, are described in "Technology."
Pricing
Each of our exchanges establishes a fee schedule that, among other things, sets the transaction fee for buying or selling options or futures contracts on the exchange and access fees for accessing the exchange. In our proprietary products, we assess these fees on all participants, with the amount of the fee based on the market participant's role and the origin of the underlying order, and subject to discounts based on relative volume or trading strategies. In multiply-listed products, CBOE utilizes a pricing model in which transaction fees are charged to most professionals, including market-makers, but are not charged for most customer orders. Additionally, CBOE offers incentive programs to attract customer order flow, including certain payments for order flow and our volume incentive program, or VIP, which pays credits to permit holders for executing certain types and levels of qualifying customer business at the exchange.
CFE utilizes a pricing model in which transaction fees vary depending on the type of market participant on whose behalf a trade is made and on whether the trade is executed through CFE’s trading system, or is a block trade or exchange of contract for a related position transaction. CFE also offers a Day Trade Fee Program that provides rebates on trades that qualify for the program.
Each of the exchanges also currently charges a fee for trading permits that allow access to our exchanges. CBOE has a sliding scale for all Market-Maker Trading Permits held by affiliated Trading Permit Holders and TPH Organizations that are used for appointments in any options classes other than SPX.
Competition
CBOE is the largest options exchange in the U.S. based on both total contract volume and notional value of contracts traded. The market share for all options traded on U.S. exchanges over the past five years for CBOE and C2, combined, has ranged from 26.4% to 29.9% annually. For 2014, our market share was 29.9%.
In our proprietary products, we compete against futures exchanges and swap execution facilities that offer similar products and other financial institutions that write over-the-counter derivatives. We also compete against certain multiply-listed options products, include SPY, that offer some of the features of our proprietary products.

The multiply-listed options industry is extremely competitive and the competition has intensified. We expect this trend to continue. We compete with a number of entities on several different fronts, including the price, quality and speed of our trade execution, the functionality and ease of use of our trading platform, the range of our products and services, our technological innovation and adaption and our reputation. There are ten other U.S. options exchanges that are our primary direct competitors, including ISE, NASDAQ OMX NOM, NASDAQ OMX PHLX, NYSE Amex and NYSE Arca.
The options exchanges frequently introduce new pricing models in order to attract additional trades to their exchanges. These pricing models include traditional pricing, maker-taker, and ownership benefits. See "Trends - Price Competition."
Our competitive challenge is to persuade broker-dealers to route options orders to our exchanges rather than to our competitors and to convince liquidity providers to concentrate their market-making activity on our exchanges. This is particularly true with respect to options on equities and ETPs. We compete through a variety of methods, including:

•	Offering a fee schedule that both attracts order flow and provides incentives to liquidity providers;

•	Providing advanced technology that offers broad functionality, low latency, fast execution, ease of use, scalability, reliability and security;

•	Offering participants access to a broad array of products and services, including proprietary products;

•	Offering market participants an efficient, transparent and liquid marketplace for trading options using traditional open outcry and our electronic platform, CBOE Command;

•	Offering customers a deep, liquid market with opportunities for price improvement;

•	Facilitating payment for order flow through the administration of marketing fees;

•	Offering market participants potential participation rights for order flow that they direct or cause to be directed to our exchanges; and

•	Providing brokers and their customers with a complete source of information on options as well as extensive options education.
Technology
CBOE Command
CBOE Command, our in-house developed Java application with an infrastructure designed for high performance and low latency, supports trading on all of our exchanges and supports trading nearly 24 hours, 5 days a week on CFE. Our technology supports the trading process from the entering of quotes and orders, to matching trades, to submitting them to OCC for clearing. The technology supports different products, different market models and multiple matching algorithms, as well as a fully integrated complex order book and several auction mechanisms. As mentioned above, CBOE is a hybrid exchange, while C2 and CFE are fully electronic. In the Hybrid format, CBOE Command provides features of screen-based and floor-based trading.
The platform supports both a quote-driven options market model where liquidity providers have quoting obligations and an order-driven market model for our futures exchange. CBOE and C2 market-makers, DPMs and LMMs typically stream hundreds of millions of quotes into CBOE Command each day. To facilitate liquidity providers, CBOE Command offers a number of internal risk controls, including Quote Lock and Quote Risk Monitor.
CBOE Command allows for a quick introduction of different types of derivative and securities products, including options, futures, options on futures and stock products. In addition, our system facilitates different trading models through the use of alternative configurations, allowing us to provide both hybrid and fully electronic market models. CBOE also offers CFLEX, our hybrid platform for trading FLEX options built on the CBOE Command platform.
Hybrid Trading Model
All CBOE products trade with an electronic and open-outcry component where both are integrated to function as a single market.  Our Hybrid trading model is supported by state-of-the-art technology, including the CBOE Command trading platform. For our a.m.-settled SPX options, certain of the electronic trading features are differently configured to better suit the needs of customers in those products.
In general, CBOE market-makers stream their own individual quotes into the CBOE trading engine and, if on the floor, engage in open outcry transactions in their trading crowd. Our Hybrid trading model allows CBOE to offer the best of both electronic and open outcry trading models.

Market Data
Market data is sent to the Options Price Reporting Authority ("OPRA"), our TPHs, CBOE Financial Network and CBOE Streaming Markets ("CSM"), described below. Our exchanges generate valuable information regarding the prices of our products and the trading activity in our exchanges. For options, market data relating to price and size of market quotations and the price and size of trades is collected and consolidated by OPRA. OPRA disseminates the information for a fee to vendors who redistribute the data to brokers, investors and other persons or entities that use our markets or that monitor general market conditions. After costs are deducted, the fees collected are distributed among OPRA's exchange participants based on their cleared transactions pursuant to the OPRA Plan. As of December 2014, our market data was displayed on approximately 144,000 terminals worldwide. See "Regulatory Environment and Compliance" for further information on OPRA.
Our subsidiary, Market Data Express, LLC ("MDX") sells historical options data and real-time data index values. It also provides market data through CSM, a proprietary streaming data feed. In 2014, we enhanced CSM's offerings to include market depth.
Disaster Recovery
We operate and maintain geographically diverse disaster recovery facilities that essentially replicate the systems available in our primary data center for CBOE and CFE. We expect that the disaster recovery facilities can be up and running in a short period and work with our market participants to ensure that the marketplace can be quickly reopened. We continue to work to improve both the availability of our systems and our disaster recovery facilities, including through simulation testing.
Clearing System
The OCC acts as the issuer, counterparty and guarantor for all options contracts traded on our options exchanges and other U.S. options exchanges. Upon execution of an options trade, we transmit to the OCC a record of all trading activity for clearing and settlement purposes. The OCC fulfills these same functions for futures products traded on CFE.
Regulatory Environment and Compliance
The following discussion covers the more significant areas of regulation of us by the SEC and the CFTC.
Recent Developments
Laws and regulations regarding our business are frequently modified or changed, including in response to adverse financial conditions, to address perceived problems, new products, competition or at the request of market participants. The following is a summary of certain recent regulatory developments that may impact our business.
Regulation System Compliance and Integrity ("Reg SCI") and Working Group Initiatives
On December 5, 2014, the SEC adopted a new regulation, Regulation Systems Compliance and Integrity, (“Reg SCI”) under the Securities Exchange Act. Reg SCI will require “SCI Entities,” which includes self-regulatory organizations like CBOE and C2, to comply with security and capacity requirements with respect to their systems and accompanying compliance procedures. The regulation will replace and codify the current Automation Review Policy. Prior to the November 2015 compliance date, CBOE and C2 will be required to, among other things, establish written policies and procedures reasonably designed to ensure that their systems have adequate integrity to ensure a resilient market in the event of a disruption. This includes, for example, each exchange ensuring that it has adequate disaster recovery facilities that are geographically diverse from the exchange’s systems and that facilitate the ability to resume trading within specified timeframes when critical and non-critical SCI systems are rendered inoperable. It also requires timely and substantial notification to be made to the SEC in the event an exchange experiences any system interruption or interference. The SEC has also established various working groups of exchanges to focus on improving market resiliency, including regarding regulatory halts, trade nullification and additional market protections. As adopted, Reg SCI and the other SEC mandated working group initiatives are very complex, and, as such, compliance with rules may require significant resources.

Consolidated Audit Trail ("CAT")
In 2012, the SEC directed the self-regulatory organizations, or SROs, through a new regulation, to submit a plan to create, implement and maintain a consolidated audit trail ("CAT"), which would serve as a comprehensive audit trail of orders that will allow regulators to efficiently and accurately track all activity in Regulation NMS securities in the U.S. market. The regulation requires, among other things, that, upon implementation of a plan, data be reported to a central repository the following day by each exchange and broker dealer. We are working with the other SROs to develop the plan to implement a consolidated audit trail, which is required to detail technological and compliance aspects of the plan and the costs to implement the plan, among other details. The SROs have submitted a plan, but further revisions to the plan are anticipated. Once the plan is finalized and effective, there will be a phased implementation over three years. The exchanges and their participants are likely to incur significant costs related to the implementation of the consolidated audit trail requirements.
CFTC Core Principles
Dodd-Frank amended the core principles with which designated contract markets ("DCMs") like CFE must comply under the Commodity Exchange Act. In 2012, the CFTC adopted a number of new regulations applicable to DCMs in order to implement the amended core principles. These regulations related to, among other things, compliance with rules, prevention of market disruption, financial integrity of transactions, disciplinary procedures, system safeguards and financial resources. As a result, CFE implemented a number of new rules, policies and procedures in relation to these new requirements.
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
Agency Rulemaking Areas
In addition to the above identified areas, the SEC has been directed under Dodd-Frank to implement many new rules, both alone and in conjunction with the CFTC. These areas include portfolio margining and security-based swap clearing and execution.
The SEC has proposed rules, including options fee caps and banning flash orders, that it has not acted upon. While we do not expect the SEC to take action with respect to options fee caps or banning flash orders, as these proposals are dated, if one or both of the proposals were adopted, they could cause significant changes to our market that may reduce our revenue per contract or reduce the volume of trading on our exchanges.
Compliance
Securities Industry-CBOE and C2
Federal securities laws have established a two-tiered system for the regulation of securities exchanges and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws. The second tier consists of self-regulatory organization ("SROs"), which are non-governmental entities that must register with and are regulated by the SEC. CBOE and C2 are SROs, each registered under Section 6 of the Exchange Act as a "national securities exchange" and are subject to oversight by the SEC. CBSX, which ceased offering stocks for trading on April 30, 2014, is not an SRO and was a stock trading facility of CBOE. As the SRO for CBSX, CBOE is responsible for the regulation of the CBSX marketplace and the following discussion of CBOE's responsibilities includes the responsibility to provide regulation for CBSX and CBOE's other facilities. In addition, National Stock Exchange, Inc. ("NSX") is a stock exchange that is a self-regulatory organization and was wholly owned by CBSX until it was sold to a third party on February 18, 2015. NSX ceased operating its exchange on May 30, 2014. CBOE supported NSX in fulfilling its self-regulatory responsibilities during the time that CBSX owned NSX.
SROs are an essential component of the regulatory scheme of the Exchange Act for providing fair and orderly markets and protecting investors. To be registered as a national securities exchange, an exchange must successfully undergo an application and review process with the SEC prior to beginning operations. Among other things, the SEC must determine that the SRO has the ability to comply with the Exchange Act and to enforce compliance by its members and persons associated with its members with the provisions of the Exchange Act, the rules and regulations thereunder and the rules of the exchange.
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
Consent Order
On June 11, 2013, CBOE and C2 entered into a Consent Order with the SEC, under which CBOE and C2 were censured, ordered to cease and desist from violating certain sections of the Securities Exchange Act, paid a fine of $6 million and agreed to complete certain undertakings. These undertakings included conducting a review of our regulatory programs, enterprise risk management and business influences on regulation, reviewing business practices to ensure compliance with the rules of the exchanges and implementing training programs for employees. We have certified to the completion of these undertakings. The Consent Order also requires on-going certifications by the Company's Chief Executive Officer and Chief Regulatory Officer for five years following the completion of certain of the undertakings.
CBOE Holdings
Certain aspects of CBOE Holdings are also subject to SEC oversight, including certain ownership and voting restrictions on its stockholders. The focus of the SEC's regulation of CBOE Holdings is to assure fair representation of Trading Permit Holders in the selection of CBOE and C2 directors, public participation in the governance of CBOE and C2 and that CBOE and C2 can satisfy their regulatory responsibilities under the Exchange Act. Furthermore, the SEC requires that CBOE Holdings give due regard to the preservation of the independence of the self-regulatory function of CBOE and C2 and to CBOE Holdings' obligations to investors and the general public. The SEC also requires that CBOE Holdings not take any actions that would interfere with the effectuation of any decisions by the board of directors of CBOE or C2 relating to their regulatory functions or the structure of the market that it regulates or that would interfere with the ability of the exchanges to carry out their responsibilities under the Exchange Act. To the extent that CBOE Holdings' business activities involve or relate to CBOE and C2, the officers and directors of CBOE Holdings may be deemed to be officers and directors of the exchanges for purposes of and subject to oversight under the federal securities laws. Accordingly, the SEC may exercise direct supervision and disciplinary authority over certain CBOE Holdings' activities and those activities may be subject to SEC approval and, in some cases, public notice and comment.
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
CFE is a designated contract market that is subject to the oversight of the CFTC and to a variety of ongoing regulatory and reporting responsibilities under the Commodity Exchange Act. As a designated contract market, CFE is required to comply with the applicable core principles and regulations under the Commodity Exchange Act. CFE has surveillance and compliance operations and procedures to monitor and enforce compliance by Trading Privilege Holders with CFE rules. If CFE fails to comply with applicable laws, rules or regulations, CFE may be subject to censure, fines, cease-and-desist orders, suspension of its business, removal of personnel or other sanctions, including revocation of CFE’s designation as a contract market.
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
Regulatory Responsibilities
Our options exchanges are responsible for assessing the compliance of their Trading Permit Holders with the respective exchange's rules and the applicable rules of the SEC. The main activities that the exchanges are required to provide to measure compliance with these rules include:

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
In order to ensure market integrity, we regulate and monitor our Trading Permit Holders' trading activities by using both our employees and third parties under regulatory services agreements. See "Regulatory Agreements" below. Providing effective regulation is important for attracting and retaining the confidence and participation of market-makers, broker-dealers and institutional and retail investors.
We expend considerable time, financial resources and effort to ensure that the exchanges' rules and regulations conform to regulatory best practices within the securities exchange industry and within the regulatory regime overseen by the SEC, our primary regulator. In order to support our efforts and those of our market participants to comply with applicable law and our options exchange rules, we developed a regulatory program to monitor market activity on our options exchanges and across U.S. options market.

As part of the self-regulatory process, formal disciplinary matters are reviewed by our Business Conduct Committee, which includes both market participants and public representatives. CBOE, C2 and CFE are participants in the Intermarket Surveillance Group ("ISG"). ISG is an international information-sharing cooperative governed by a written agreement that provides for a comprehensive surveillance sharing arrangement. In addition to the agreement for confidential information sharing, the ISG provides a framework for the coordination of regulatory efforts among exchanges trading securities, commodity futures and related products to address potential intermarket manipulations and trading abuses.
We collect certain fees derived from our regulatory function and fines in connection with our disciplinary proceedings. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from the regulatory fees and fines cannot be used for non-regulatory purposes.
Regulatory Agreements
CBOE and C2 have entered into agreements, some pursuant to Section 17(d) of the Exchange Act, under which third parties have agreed to perform regulatory services to our markets. As discussed below, in certain instances, the third party has assumed the regulatory responsibility under Rule 17d-2, while in others, CBOE retains the regulatory responsibility for the activities.
Regulatory Services Agreement with FINRA
On December 19, 2014, CBOE and C2 entered into an agreement with the Financial Industry Regulatory Authority ("FINRA") under which FINRA agreed to start providing regulatory services to CBOE and C2 on January 1, 2015. Under the agreement, FINRA will perform the majority of the regulatory services for CBOE and C2. CBOE and C2 remain responsible for the regulation of their marketplaces, and retain the authority for bringing disciplinary actions against their Trading Permit Holders.
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
Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, which are approved by the SEC and concern the enforcement of rules applicable to all of those SROs and relating to members those SROs have in common. We have entered into Rule 17d-2 agreements under which FINRA is allocated responsibility for enforcing certain federal securities laws and CBOE and C2 rules that are common with FINRA rules, rules related to options sales practices with respect to CBOE and C2 Trading Permit Holders and insider trading rules. We have entered into other Rule 17d-2 agreements that allocate responsibility to each SRO for ensuring that their allocated common members comply with rules governing expiring exercise declarations, options position limits and large options position reporting and position adjustments. Finally, we have entered into a Rule 17d-2 agreement that allocates certain responsibilities under Regulation NMS to a market participant's DEA.
ORSA Plan
The SEC approved a national market system plan named the Options Regulatory Surveillance Authority Plan ("ORSA Plan") with the purpose of permitting the U.S. securities options exchanges to act jointly in the administration, operation and maintenance of a regulatory system for the surveillance, investigation and detection of the unlawful use of undisclosed, material information in trading in one or more of their markets. Through the sharing of the costs of these regulatory activities and the sharing of the regulatory information generated under the ORSA Plan, the ORSA Plan is intended to enhance the effectiveness and efficiency with which the exchanges regulate their respective markets and the national market system for options and to avoid duplication of certain regulatory efforts. The ORSA policy committee had delegated the operation of the surveillance and investigative facility contemplated by the ORSA Plan to CBOE. The exchanges also entered into a Regulatory Services Agreement with CBOE, as service provider, pursuant to which CBOE performed certain regulatory and surveillance functions under the ORSA Plan and used its automated insider trading surveillance system to perform these functions on behalf of the exchanges. Effective January 1, 2015, the ORSA policy committee delegated the operation of the ORSA Plan facility to FINRA, and FINRA became the service provider under the Regulatory Services Agreement.

National Market System ("NMS") Plans
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
Employees
As of December 31, 2014, we employed 520 individuals. Of these employees, 208 were involved in systems development or operations, 124 were involved in direct support of trading operations. The remaining 188 employees provide business development, product development, education, financial, regulation, human resources, legal, planning and research, administrative and managerial support.
We have eight building engineers that are covered by a collective bargaining agreement, which expires on May 31, 2015, with the International Union of Operating Engineers Local 399, AFL-CIO. Management believes that we have strong relationships with our employees and we have never experienced a work stoppage.

Executive Officers of CBOE Holdings
Set forth below is information regarding our executive officers and certain other key employees:

Name	Age	Position
Edward T. Tilly	51	Chief Executive Officer
Edward L. Provost	62	President and Chief Operating Officer
Alan J. Dean	60	Executive Vice President, Chief Financial Officer and Treasurer
Joanne Moffic-Silver	62	Executive Vice President, General Counsel and Corporate Secretary
Gerald T. O'Connell	63	Executive Vice President and Chief Information Officer
David S. Reynolds	61	Vice President and Chief Accounting Officer
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
Alan J. Dean.  Mr. Dean is our Executive Vice President, Chief Financial Officer and Treasurer. He has served in that capacity since 1988 and has been employed at the Company in the financial area since 1979. Mr. Dean serves on the board of directors of The Institute for Transfusion Medicine. He is a certified public accountant, and he holds a B.S. degree in Accounting from Western Illinois University and an M.B.A. from Northwestern University's Kellogg Graduate School of Management.
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
In addition, we have posted on our website the charters for our (i) Audit Committee, (ii) Compensation Committee, and (iii) Nominating and Governance Committee, as well as our Code of Business Conduct and Ethics and Corporate Governance Guidelines. We will provide a copy of these documents without charge to stockholders upon written request to Investor

Relations, CBOE Holdings Inc., 400 South LaSalle Street, Chicago, Illinois 60605. Our website and information included in or linked to our website are not part of this Form 10-K.
Item 1A.    Risk Factors
The risks and uncertainties described below are those that we believe are material at this time. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any of these risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.
Risks Relating to Our Business
Loss of our right to exclusively list certain index options and futures could have a material adverse effect on our financial performance.
We hold exclusive licenses to list securities index options on the S&P 500 Index, the S&P 100 Index and the DJIA, granted to us by the owners of such indexes and have developed our proprietary VIX methodology. In 2014, approximately 81.8% of our transaction fees were generated by our futures and index options, the overwhelming majority of which were generated by our exclusively-licensed products and products based on the VIX methodology. The bulk of this revenue is attributable to our S&P 500 Index options and VIX Index options and futures. As a result, our operating revenues are dependent in part on the exclusive licenses we hold for these products and our ability to maintain our exclusive VIX methodology.
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
In addition to the risks related to our exclusive licenses, if we are unable to retain our proprietary rights in the VIX methodology, our volatility products could be subject to multiple listing or loss of the ability to offer these products for trading, which could have a material adverse effect on us.
In addition, the European Parliament has adopted legislation that requires European exchanges to provide non-discriminatory access to benchmarks, like index options, and is considering other legislation that may impact the ability of European banks to trade our products. While similar legislation has not been proposed in the United States, if it were passed, it could cause us to lose our property rights in our internally developed and licensed index products. The adopted and proposed European legislation may limit our ability to expand our activities in Europe while retaining our property rights, and may reduce the volume on our exchanges from international customers.
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
The business of operating options exchanges is characterized by intense price competition, especially with respect to transaction fees. The pricing model for trade execution for options has changed in response to competitive market conditions and our competitors have adjusted transaction fees and fee structures accordingly, including by opening new exchanges, which allow them to offer multiple pricing models that can appeal to different segments of market participants. These changes have resulted in significant pricing pressures on us, especially on transaction fees for multiply-listed products. As a result of these pricing pressures, our average rate per multiply-listed options contract has decreased from $0.143 in 2012 to $0.092 in 2014. It is likely that this pressure will continue and even intensify as our competitors continue to seek to increase their share of trading by further reducing their transaction fees or by offering other financial incentives to order providers and liquidity providers to induce them to direct orders to their markets.
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
Like nearly all of the other options exchanges, our options exchanges charge an options regulatory fee or ORF to Trading Permit Holders based on the total number of customer contracts cleared by that Trading Permit Holder, regardless of the exchange on which the trade is executed.  Along with fines and other regulatory fees, the ORF revenues may only be used to support our regulatory functions.  We may face competitive pressures to further reduce or not increase the ORFs on our exchanges, and if we are unable to maintain or, if necessary, increase the ORFs, our results of operation may be adversely affected.
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
CBOE and C2 are registered national securities exchanges and SROs, and, as such, are subject to comprehensive regulation by the SEC. CFE is a DCM registered with the CFTC and is subject to comprehensive regulation by the CFTC. See "Business -- Compliance - Securities Industry -- CBOE and C2" for information regarding our ongoing regulatory responsibilities for CBSX.
In addition to the requirements related to operating our markets imposed by the SEC and the CFTC, we also have certain responsibilities for regulating the TPHs that trade on our exchanges. While we have entered into agreements under which FINRA and other SROs with respect to our options exchanges, and NFA with respect to our futures exchange, provide certain regulatory services, we retain responsibility for the regulation of our Trading Permit Holders. See "Business -- Regulatory Responsibilities."
Our ability to comply with applicable laws and rules is largely dependent on the establishment and maintenance of appropriate systems and procedures, our ability to attract and retain qualified personnel, the ability of FINRA and NFA to perform under the regulatory services agreements and our oversight of the work done by FINRA and NFA. The SEC and CFTC have broad powers to audit, investigate and enforce compliance and to punish noncompliance by SROs and DCMs, respectively, pursuant to applicable laws, rules and regulations.
If the SEC were to find one of our programs of enforcement or compliance to be deficient, CBOE or C2 could be the subject of SEC investigations and enforcement proceedings that may result in substantial sanctions, including revocation of an exchange's registration as a national securities exchange. Any such investigations or proceedings, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, which could have a material adverse effect on our business, results of operations or financial condition. In addition, CBOE or C2 may be required to modify or restructure their regulatory functions in response to any changes in the regulatory environment, or they may be required to rely on third parties to perform regulatory and oversight functions, each of which may require us to incur substantial expenses and may harm our reputation if our regulatory services are deemed inadequate.
Although CBOE Holdings itself is not an SRO, CBOE Holdings is subject to regulation by the SEC of activities that involve the exchanges. Specifically, the SEC will exercise oversight over the governance of CBOE Holdings and its relationship with CBOE and C2. See "Regulatory Environment and Compliance—Regulatory Responsibilities."
If we are unable to execute the undertakings in the Consent Order, it may have a significant adverse impact on our business.
On June 11, 2013, CBOE and C2 entered into the Consent Order with the SEC under which CBOE and C2 were censured, ordered to cease and desist from violating certain sections of the Securities Exchange Act, paid a fine of $6 million and agreed to complete certain undertakings. These undertakings included conducting a review of our regulatory programs, enterprise risk management and business influences on regulation; reviewing business practices to ensure compliance with the rules of the exchanges; and implementing training programs for employees. The Consent Order also requires on-going certifications by CBOE and C2's Chief Executive Officer and Chief Regulatory Officer for five years.
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
A significant portion of our operating revenues is generated by our transaction-based business. If the amount of trading volume on our exchanges decreases, or the product mix shifts to lower revenue products, our revenues from transaction fees will decrease.
In 2014, 2013 and 2012, approximately 70.9%, 69.4% and 69.7% of our operating revenues, respectively, were generated by our transaction-based business. This business is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. Our total trading volumes could decline if our market participants reduce their trading activity for any reason, such as:

•	a reduction in trading by customers,

•	heightened capital requirements,

•	regulatory or legislative actions,

•	reduced access to capital required to fund trading activities, or

•	significant market disruptions.
Over the past few years, a number of legislative actions have been taken, both domestically and internationally, that may cause our customers, including market makers, to be subject to increased capital requirements and additional compliance burdens. These actions, including Basel III, Dodd-Frank and the Collins Amendment to Dodd-Frank, may cause customers to reduce the number of trades they make on our exchanges.
In addition, the transaction fees generated are different based on type of product and other factors, including the type of customer and certain volume discounts. See "Management's Discussion and Analysis -- Operating Revenues -- Average revenue per contract." If the amount of our trading volume decreases, or the mix traded shifts to our lower revenue per contract products, our revenues from transaction fees will decrease. We can offer no assurance that we would be able to reduce our costs to match the amount of any such decrease.
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
In 2010, Congress passed the Dodd-Frank Act and other legislation. While many of its requirements have been implemented or are in the process of being implemented, some of the provisions in Dodd-Frank that impact our markets require additional action by the SEC or the CFTC. Depending on how the SEC and CFTC interpret and implement these laws, exchanges like ours could be subject to increased competition and additional costs. We could also see reduced trading by our customers due to margin or other requirements placed on them.
Under the Collins Amendment to the Dodd-Frank Act, starting in 2015, U.S. banks are required to use a new approach in order to compute their risk weighted assets, which include exchange-traded options and futures. This is expected to increase the capital requirements for U.S. bank holding companies, and bank subsidiaries involved in the trading and clearing of derivatives. These increased capital requirements may reduce trading in options and futures due to bank-affiliated broker-dealers reducing their own trading, charge their customers more to trade or reducing the type or number of customers.
In 2012, the SEC directed the self-regulatory organizations to submit a plan to create, implement and maintain a consolidated audit trail, which would serve as a comprehensive audit trail of orders that will allow regulators to efficiently and accurately track all activity in Regulation NMS securities in the U.S. market. In addition to increased regulatory obligations, implementation of a consolidated audit trail could result in significant additional expenditures, including to implement any new technology to meet any plan's requirements. The SEC has also adopted Regulation Systems Compliance and Integrity ("Reg SCI") and established working groups of exchanges to focus on improving market resiliency. Meeting the requirements of Reg

SCI or other regulations or mandates generated by these working groups could result in significant additional expenses, including for technology and compliance.
It is also possible that there will be additional legislative and regulatory changes or efforts in the environment in which we operate our businesses, although we cannot predict the nature of these changes or their impact on our business at this time. Actions on any of the specific regulatory issues currently under review in the U.S. and other proposals could have a material impact on our business. For a discussion of the regulatory environment in which we operate and proposed regulatory changes, see "Business—Regulatory Environment and Compliance."
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
We compete with a number of entities on several different fronts, including the cost, quality and speed of our trade execution, functionality and ease of use of our trading platform, range of our products and services, our technological innovation and adaptation and our reputation. We compete with futures exchanges and swap execution facilities that offer comparable products and with the over-the-counter market with respect to our proprietary products. With respect to our multiply-listed products, our principal competitors are the ten other U.S. options exchanges. See the risk factor "Our business may be adversely affected by price competition."
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
If our products, markets, services and technology are not competitive, our financial condition and operating results would be materially harmed. A decline in our transaction fees or any loss of customers would lower our revenues, which would adversely affect our profitability. For a discussion of the competitive environment in which we operate, see "Business—Competition."
We depend on third party service providers for certain services that are important to our business. An interruption or cessation of such service by any third party could have a material adverse effect on our business.

We depend on a number of service providers, including clearing organizations such as the OCC and its member clearing firms; securities information processors such as the Consolidated Tape Association and OPRA; regulatory service providers such as FINRA and NFA; the host of our data center; and various vendors of communications and networking products and services. More specifically:

•
OCC is the sole provider of clearing on all of our exchanges. If it were unable to perform clearing services, or its clearing members were unable or unwilling to clear through OCC, transactions could likely not occur on our markets.

•
OPRA, UTP Securities Information Processor and the Consolidated Tape Association consolidate market information to provide market and regulatory information. If one or both of them were unable to provide this information for a sustained period of time, we may be unable to offer trading on our options markets.

•
FINRA and NFA provide regulatory services for our options and futures exchanges, respectively, while, in most cases, we retain regulatory responsibilities for such services. If FINRA or NFA stopped providing services, or provided inadequate services, we may be subject to action by the SEC or CFTC, or may have limitations placed upon our markets.

•
We are heavily dependent on technology for our markets, including our data center, which is housed by a third party, and certain communications and networking products and services. If this technology is unavailable, and cannot be replaced in a short time period, we may be unable to operate our markets.

We cannot provide assurance that any of these providers will be able to continue to provide these services in an efficient manner or that they will be able to adequately expand their services to meet our needs. An interruption or malfunction in or the cessation of an important service by a third party could cause us to halt trading in some or all of our products or our services, or make us unable to conduct other aspects of our business. In addition, our inability to make alternative arrangements in a timely manner, or at all, could have a material adverse impact on our business, financial condition and operating results.
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
Our competitors, as well as others, have obtained, or may obtain, patents that are related to our technology or the types of products and services we offer or plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products, services or technologies. In addition, some patent applications in the United States are confidential until a patent is issued, and therefore we cannot evaluate the extent to which our products and services may be covered or asserted to be covered in pending patent applications. Thus, we cannot be sure that our products and services do not infringe on the rights of others or that others will not make claims of infringement against us. Claims of infringement are not uncommon in our industry. If one or more of our products, services or technologies were determined to infringe a patent held by another party, we may be required to pay damages, stop using, developing or marketing those products, services or technologies, obtain a license from the holders of the patents or redesign those products, services or technologies to avoid infringing the patent. If we were required to stop using, developing or marketing certain products, our business, results of operations and financial condition could be materially harmed. Moreover, if we were unable to obtain required licenses, we may not be able to redesign our products, services or technologies to avoid infringement, which could materially adversely affect our business, results of operations or financial condition.
Computer and communications systems failures and capacity constraints could harm our reputation and our business.
We operate, monitor and maintain our computer systems and networks, including the systems that comprise CBOE Command, the platform for trading on our exchanges. If we are unable to operate, monitor or maintain these systems and networks, or program them so that they operate correctly and maintain the integrity of their data, it could have a material adverse effect on our ability to conduct our business. Although we have a complete back-up of CBOE and CFE, the back-up systems or disaster recovery plans may prove to be inadequate in the event of a systems failure or cyber-security breach. Despite the enhancements made to our disaster recovery facilities, there can be no guarantees that we will be able to open an efficient, transparent and liquid marketplace, if we can open at all.
In addition, we have extended the trading hours on CFE for VIX futures, and expect to extend the trading hours in 2015 for certain products on CBOE. With extended trading hours, we have to operate our systems longer and have fewer non-trading hours to address any potential concerns with the systems on which we rely.
Our systems may fail, in whole or in part, or may operate slowly, causing one or more of the following:

•	unanticipated disruption in service to our participants,

•	failures or delays during peak trading times or times of unusual market volatility,

•	slower response times and delays in trade execution and processing,

•	incomplete or inaccurate accounting, recording or processing of trades, and

•	distribution of inaccurate or untimely market data to participants who rely on this data in their trading activity.
Any of these events may cause:

•	a loss in transaction or other fees due to the inability to provide services for a time,

•
requests by market participants or others that we reimburse them for financial loss, either within the constraints of the limited liability provisions of our exchanges' rules or in excess of those amounts,

•	trading to diminish on our exchanges due to dissatisfaction with the platform, and

•	one or more of our regulators to investigate or take enforcement action against us.

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
The secure and reliable operation of our computer systems, our communications networks and the systems of our service providers and market participants, is a critical element of our operations. These systems and communications networks may be vulnerable to unauthorized access, including the improper access of personally identifiable information, malware and other security problems, as well as to acts of terrorism, natural disasters and other events that are beyond our control. If our security measures are inadequate or if there are interruptions or malfunctions in our systems or communications networks, our business, financial condition and operating results could be materially impacted. We may be required to expend significant resources in the event of any real or threatened breaches in security or system failures, including to protect against threatened breaches and to alleviate harm caused by an actual breach, and may suffer harm to our reputation and litigation. Measures we implement for security and otherwise to provide for the confidentiality, integrity and reliability of our systems may prove to be inadequate in preventing system failures or delays in our systems or communications networks, which could lower trading volume and have an adverse effect on our business, financial condition and operating results.
General economic conditions and other factors beyond our control could significantly reduce demand for our products and services and harm our business.
The volume of options and futures transactions and the demand for our products and services are directly affected by economic, political and market conditions in the United States and elsewhere in the world that are beyond our control, including:

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
General economic conditions affect options and futures trading in a variety of ways, from the availability of capital to investor confidence. The economic climate in recent years has been characterized by challenging business, economic and political conditions throughout the world. Adverse changes in the economy may have a negative impact on our revenues by causing a decline in trading volume. Significant declines in trading volumes or demand for market data may have a material adverse effect on our business, financial condition and operating results.
We may not be able to maintain operating revenues generated by making trading permits available in exchange for a fee.
The right to trade on our exchanges is made available through trading permits for which the user pays a fee. These fees account for a significant portion of our operating revenues -- 9.6% in 2014. CBOE charges the highest relative trading permit rates in the options industry. We may face pressure from our customers to lower these rates or may see larger firms electing to use fewer permits to access our exchanges. If the demand for trading permits to our exchanges is less than historic levels or if we are unable to maintain permit rates, our ability to generate operating revenues through the granting of permits for trading access would be negatively impacted, which could adversely affect our profitability.
Potential conflicts of interest between our for-profit status and our regulatory responsibilities may adversely affect our business.
As a for-profit business with regulatory responsibilities, we are responsible for disciplining TPHs for violating our rules, including by imposing fines and sanctions. This may create a conflict of interest between our business interests and our regulatory responsibilities. Any failure by us to fulfill our regulatory obligations could significantly harm our reputation, increase regulatory scrutiny or cause the SEC or CFTC to take action against us, all of which could adversely affect our business, results of operations or financial condition.
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
Our future success depends in large part on our management team, which possesses extensive knowledge and managerial skill with respect to the critical aspects of our business. The failure to retain members of our management team could adversely affect our ability to manage our business effectively and execute our business strategy.
Our business is also dependent on highly skilled employees, especially those who provide specialized services to our clients and oversee our technology functions. Many of these employees have extensive knowledge and experience in highly technical and complex areas of the options trading industry. Because of the complexity and risks associated with our business and the specialized knowledge required to conduct this business effectively, and because the growth in our industry has increased demand for qualified personnel, many of our employees could find employment at other firms if they chose to do so, particularly if we fail to continue to provide competitive levels of compensation. If we fail to retain our current employees, it would be difficult and costly to identify, recruit and train replacements needed to continue to conduct and expand our business. In particular, failure to retain and attract qualified systems personnel could result in systems errors. Consequently, our reputation may be harmed, we may incur additional costs and our profitability could decline.
We may not effectively manage our growth, which could materially harm our business.
Over the past five years, we have demutualized, launched a second options exchange, experienced significantly increased volume on our futures exchange and extended trading hours on our futures exchange, and plan to extend trading hours in SPX and VIX options. We expect that our business will continue to grow, which may place a significant strain on our management, personnel, systems and resources. We must continually improve our operational, financial and regulatory systems and managerial controls and procedures, and may need to continue to expand, train and manage our workforce. We must also maintain close coordination among our technology, accounting, finance, marketing, sales, regulatory and compliance functions. We cannot assure you that we will manage our growth effectively. If we fail to do so, our business could be materially harmed.
Our continued growth will require increased investment by us in technology, facilities, personnel, and financial and management systems and controls. It also will require expansion of our procedures for monitoring and assuring our compliance with applicable regulations, and we will need to integrate, train and manage a growing employee base. The expansion of our existing businesses, any expansion into new businesses and the resulting growth of our employee base will increase our need for internal audit and monitoring processes, which may be more extensive and broader in scope than those we have historically required. We may not be successful in identifying or implementing all of the processes that are necessary. Further, unless our growth results in an increase in our revenues that is proportionally greater than or equal to the increase in our costs associated with this growth, our operating margins will be adversely affected.
Our ability to implement or amend rules could be limited or delayed because of regulation, which could negatively affect our ability to implement needed changes.
Our options exchanges registered with the SEC must submit proposed rule changes to the SEC for its review and, in many cases, its approval. Even where a proposed rule change may be effective upon filing with the SEC, the SEC retains the right to suspend and disapprove such rule changes. Also, the CFTC may stay or disapprove rules that we file with it for CFE, our futures exchange. The rule review process can be lengthy and can significantly delay the implementation of proposed rule changes that we believe are necessary to the operation of our markets. If the SEC or CFTC delays or does not allow one of our exchanges to implement a rule change, this could negatively affect our ability to make needed changes or implement business activities.
Similarly, the SEC must approve amendments to our options exchange subsidiaries' certificates of incorporation and bylaws as well as certain amendments to the certificate of incorporation and bylaws of CBOE Holdings. The SEC may decide not to approve a proposed amendment or may delay such approval in a manner that could negatively affect our ability to make a desired change, which could prevent or delay us from improving the operations of our markets or recognize income from new products.
As one of the largest options exchanges in the world and the largest options exchange in the U.S., we may be at a greater risk for a cyber attack and other cyber security risks.
The frequency of cyber attacks is increasing in general, and various groups have specifically targeted the financial services industry due to its perceived role in the economic and political climate. At the date of this filing, we have no evidence of any cases of data theft, corruption or destruction of data or compromised customer data. Security breaches may have significant costs in terms of cash outlays, business disruption, revenue losses, internal labor, overhead and other expenses. Measures we implement to monitor the environment and protect our infrastructure against security breaches and misappropriation of our intellectual property assets may prove insufficient, which could result in system failures and delays that could cause us to lose market participants, experience lower trading volume, incur significant liabilities or have a negative impact on our competitive advantage.
Misconduct by our TPHs or others could harm us.
We run the risk that our Trading Permit Holders, other persons who use our markets or our employees may engage in fraud or other misconduct, which could result in regulatory sanctions and serious harm to our reputation, especially because we are the parent company of SROs. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. In addition, misconduct by, or failures of, participants on our exchanges may discourage trading on our exchanges, which could reduce revenues.
Changes in the tax laws and regulations affecting us and our market participants could have a material adverse effect on our business.
Legislation has been proposed, both domestically and internationally, that could change the way that our market participants are taxed on the products they trade on our markets. The proposals include modifications to the taxation of financial products, including repealing the "60/40 Rule," which allows market-makers to pay a blend of capital gains and ordinary tax rates on their income, requiring all derivatives to be marked-to-market, eliminating the exemption for "qualified covered calls," and the implementation of a transaction tax. If the proposed tax law changes, a transaction tax or other tax change that detrimentally impacts options or futures trading were to become law, they could have a negative impact on the options and futures industry and us by making transactions more costly to market participants, which may reduce trading.
The IRS has proposed new regulations under Section 871(m) that may require dividend tax withholding for a significant number of transactions completed by foreign persons. If the proposed regulations are adopted, or unless significant changes are made to the regulations, there may be a significant reduction in trading by foreign persons, either by their choice or due to brokers refusing to trade options for such persons.
In addition to proposed tax changes that would affect our market participants, states are currently modifying the apportionment factors on which the taxes are based, and are becoming more aggressive at asserting nexus over corporations that are not domiciled in the state. If these state tax laws change, or if states are successful at asserting nexus against us, we may be subject to taxes in additional states or at a higher amount in the states in which we operate. If this occurs, we may experience a higher marginal state tax rate.
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
We may selectively explore acquisition opportunities or strategic alliances relating to other businesses, products or technologies. We may not be successful in integrating other businesses, products or technologies with our business. Any such transaction also may not produce the results we anticipate, which could adversely affect us.
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
Any decision to pay dividends on our common stock is at the discretion of our board of directors and depends upon the earnings of our operating subsidiaries. Accordingly, there can be no guarantee that we will pay dividends to our stockholders.
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
Our organizational documents contain provisions that could block actions that shareholders might find favorable, including discouraging, delaying or preventing a change of control or and unsolicited acquisition proposals for us. These include provisions:

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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our principal offices are located at 400 South LaSalle Street, Chicago, Illinois 60605. Through our wholly-owned subsidiary, Chicago Options Exchange Building Corporation, we own the building in which our principal offices are located and occupy approximately 300,000 square feet of this building. In addition to our principal offices, we also lease additional office space, approximately 10,000 square feet, which includes our data center and remote network operations.
We believe the space we occupy is sufficient to meet our current and future needs.
Item 3.    Legal Proceedings
As of December 31, 2014, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of December 31, 2014, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.
Patent Litigation
ISE -- QRM
On November 12, 2012, CBOE brought suit against International Securities Exchange, LLC ("ISE") in the United States District Court for the Northern District of Illinois alleging that ISE infringes three of its patents (United States Patent Nos. 7,356,498; 7,980,457; and 8,266,044 (the “QRM patents”)) related to quote risk monitor ("QRM") technology. CBOE has requested injunctive relief and monetary damages. On February 20, 2013, the court ruled that the case be transferred to the United States District Court for the Southern District of New York.  On October 31, 2013, the court stayed the litigation pending resolution of Covered Business Method ("CBM") Patent Reviews at the United States Patent and Trademark Office ("USPTO") that ISE had petitioned for. On March 4, 2014, the USPTO instituted CBM Patent Reviews on CBOE’s three QRM patents. In the CBM Patent Reviews, ISE has alleged that CBOE’s three QRM patents are invalid because they are directed to subject matter that is not eligible for patent protection. On May 22, 2014, the USPTO instituted Inter Parties Review (“IPR”) Proceedings, which ISE had petitioned for, on some but not all claims of two of CBOE’s QRM patents (United States Patent Nos. 7,356,498 and 7,980,457).  In the IPR Proceedings, ISE has alleged that claims of two of CBOE’s QRM patents are invalid because they are directed to subject matter that is either anticipated or obvious in view of the prior art. Both the CBM Patent Reviews and IPR Proceedings are adjudicated by the Patent Trial and Appeal Board of the USPTO.

Lanier Litigation

On May 23, 2014, Harold R. Lanier sued 14 securities exchanges, including CBOE, in the United States District Court for the Southern District of New York on behalf of himself and a putative class consisting of all persons in the United States who entered into contracts to receive market data through certain data plans at any time since May 19, 2008 to the present.  The complaint alleges that the market data provided under the CQ Plan and CTA Plans was inferior to the data that the exchanges provided to those that directly receive other data from the exchanges, which the plaintiffs allege is a breach of their “subscriber contracts” and a violation of the exchanges’ obligations under the CQ and CTA Plans.  The plaintiffs seek monetary and injunctive relief.  On May 30, 2014, Mr. Lanier filed two additional suits in the same Court, alleging substantially the same claims and requesting for the same types of relief against the exchanges who participate in the UTP and the OPRA data plans.  CBOE is a defendant in each of these suits, while C2 is only a defendant in the suit regarding the OPRA Plan.
Other
As a self-regulatory organization under the jurisdiction of the SEC, with respect to CBOE and C2, and as a designated contract market under the jurisdiction of the CFTC, with respect to CFE, we are subject to routine reviews and inspections by the SEC and the CFTC.
We are also currently a party to various other legal proceedings in addition to those already mentioned. Management does not believe that the outcome of any of these other reviews, inspections or other legal proceedings will have a material impact on our consolidated financial position, results of operations or cash flows.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Unrestricted Common Stock
The Company's unrestricted common stock is listed on the NASDAQ Global Select Market under the trading symbol CBOE. As of January 30, 2015, there were approximately 172 holders of record of our unrestricted common stock.
The following table sets forth the high and low sales prices by quarter for shares of our unrestricted common stock as reported on NASDAQ and cash dividends declared per quarter:

	Price Range		Cash Dividends Declared per Share
Calendar Period	High	Low
2013
First Quarter	$36.99	$29.74	$0.15
Second Quarter	47.13	35.76	0.15
Third Quarter	51.12	44.44	0.18
Fourth Quarter (1)	54.79	44.86	0.68
2014
First Quarter	59.28	48.22	0.18
Second Quarter	56.98	46.84	0.18
Third Quarter	56.36	46.52	0.21
Fourth Quarter	65.39	52.90	0.21
2015
Through February 11, 2015 (2)	68.00	60.95	0.21
(1) On December 10, 2013, the Company's board of directors declared a special cash dividend of $0.50 per share. The dividend was paid on January 17, 2014 to stockholders of record at the close of business on January 3, 2014.
(2) On February 4, 2015, the Company's board of directors declared a quarterly cash dividend of $0.21 per share. The dividend is payable on March 20, 2015 to stockholders of record at the close of business on February 27, 2015.
Dividends
Each share of unrestricted common stock, including restricted stock awards, and restricted stock units is entitled to receive dividend and dividend equivalents, respectively, if, as and when declared by the board of directors of the Company.
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
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below shows the purchases of equity securities by the Company in the three months ended December 31, 2014, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2014 – October 31, 2014	248,300	$55.74	248,300	$104,535,512
November 1, 2014 – November 30, 2014	111,500	60.52	111,500	97,787,576
December 1, 2014 – December 31, 2014	129,700	62.76	129,700	89,647,758
Totals	489,500	$58.69	489,500

(1)
In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding unrestricted common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013 and 2014 for a total authorization of $400 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

The Company purchased 248 shares of unrestricted common stock at an average price of $54.42 in the three months ended December 31, 2014 to satisfy employees' tax obligations upon the vesting of restricted stock. These purchases were not part of the publicly announced repurchase program.
Stockholder Return Performance Graph
The following graph compares the cumulative total return provided to stockholders on our unrestricted common stock since our initial public offering against the return of the S&P Midcap 400 Index and a customized peer group that includes CME Group Inc., Intercontinental Exchange Inc., The NASDAQ OMX Group Inc. and CBOE Holdings.
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our unrestricted common stock, the index and the peer groups on June 15, 2010, and its performance is tracked on a annual basis through December 31, 2014.

Comparison of Cumulative Total Return of the
Company, Peer Groups, Industry Indexes and/or Broad Markets

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*
Among CBOE Holdings, Inc., the S&P Midcap 400 Index
and a Peer Group
__________________________________________
*    $100 invested on 6/15/10 in stock or 5/31/10 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	6/15/2010 (1)	12/2010	12/2011	12/2012	12/2013	12/2014
CBOE Holdings, Inc.	100	70.98	81.65	97.25	175.80	217.69
S&P Midcap 400	100	119.98	117.9	138.97	185.53	203.65
Peer Group	100	101.42	89.76	96.83	164.29	182.18
__________________________________________
(1)Reflects the date of the Company's initial public offering.

Item 6.    Selected Financial Data
The following table shows selected financial data of the Company that should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and corresponding notes included in Items 7 and 8, respectively, of this Form 10-K:

	Year Ended December 31,
	2014	2013	2012	2011	2010
		(In thousands, except per share amounts)
Income Statement Data:
Total operating revenues	$617,225	$572,050	$512,338	$508,144	$437,104
Total operating expenses	303,424	286,236	268,241	266,512	269,763
Operating income	313,801	285,814	244,097	241,632	167,341
Total other expense	(4,104)	(2,158)	(1,546)	(1,548)	(2,718)
Income before income taxes	309,697	283,656	242,551	240,084	164,623
Income tax provision	119,983	107,657	85,156	100,678	65,227
Net income	$189,714	$175,999	$157,395	$139,406	$99,396
Net income allocated to common stockholders	$188,392	$173,863	$155,254	$136,582	$98,166
Net income per share allocated to common stockholders (1)
Basic	$2.21	$1.99	$1.78	$1.52	$1.03
Diluted	2.21	1.99	1.78	1.52	1.03
Cash dividends per share paid on Class A and B Common Stock	—	—	—	—	1.25
Cash dividends declared per share (2) (3)	0.78	1.16	1.29	0.44	0.20
Balance Sheet Data:
Total assets	$383,901	$441,589	$338,858	$327,868	$254,112
Total liabilities	133,834	157,072	99,736	91,598	78,238
Total stockholders'/members' equity	250,067	284,517	239,122	236,270	175,874
Average daily volume by product (4)
Equities	1,939	1,721	1,977	2,048	2,273
Indexes	1,613	1,479	1,217	1,271	1,071
Exchange-traded products	1,507	1,353	1,247	1,462	1,097
Total options average daily volume	5,059	4,553	4,441	4,781	4,441
Futures	201	159	96	48	17
Total average daily volume	5,260	4,712	4,537	4,829	4,458
__________________________________________

(1)
Net income per share allocated to common stockholders is calculated by dividing net income for each of the periods as if the restructuring transaction had occurred at the beginning of the year ended December 31, 2010.

(2)
On December 11, 2012, the Company's board of directors declared a special cash dividend of $0.75 per share. This was in addition to the quarterly cash dividends which aggregated $0.54 per share for the year ended December 31, 2012.

(3)
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
The Company's principal business is operating markets that offer for trading options on various market indexes (index options), mostly on an exclusive basis, and futures contracts, as well as on non-exclusive "multiply-listed" options, such as options on the stocks of individual corporations (equity options) and options on other exchange-traded products (ETP options), such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options). The Company operates three stand-alone exchanges, but reports the results of its operations in one reporting segment.
CBOE is our primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single exchange is known as our Hybrid trading model. CFE, our all-electronic futures exchange, offers trading of futures on the VIX Index and other products. C2 is our all-electronic exchange that also offers trading for listed options, and may operate with a different market model and fee structure than CBOE. All of our exchanges operate on our proprietary technology platform known as CBOE Command.
Business Trends

•	Transaction fees accounted for 70.9%, 69.4% and 69.7% of total operating revenues for the year ended December 31, 2014, 2013 and 2012, respectively.

•	Index options and futures contracts accounted for 81.8%, 78.8% and 67.7% of our transaction fees for the year ended December 31, 2014, 2013 and 2012, respectively.

•	Our share of total exchange-traded options contracts for the year ended December 31, 2014 was 29.9% up from 27.9% and 27.8% in 2013 and 2012, respectively.

•	Operating expenses were 49.2%, 50.0% and 52.3%, of total operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

•	Employee costs, representing our largest expense category, were 19.7%, 20.6% and 20.3%, of total operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

•
In December 2014, we entered into an agreement with the Financial Industry Regulatory Authority ("FINRA") to provide a majority of regulatory services to the CBOE and C2 options markets. We do not expect revenue generated from regulatory fees to be materially impacted by the agreement with FINRA. As a result of this agreement, we will experience a shift in expenses from employee costs to outside services.

Business Strategy
We believe that the derivatives industry, especially the listed options and futures industry, has significant growth potential, including through new participants and products. We expect to further expand our business and increase our revenues and profitability by pursuing the following growth strategies:

•	We intend to continue developing innovative proprietary products that meet the needs of the derivatives industry, both through strategic relationships and internal development.

•	We intend to continue our efforts to expand the use of our products internationally. At the core of that effort is extending trading hours in our exclusive options and futures products.

•	We have designed our fee schedule to provide economic benefits to market participants that concentrate their overall trading activity at our exchanges.

•	We intend to continue to enhance our trading platform by continuing to invest in hardening and augmenting the functionality and capacity of our trading systems.

•	We seek to attract participants from the over-the-counter market, through customizing options products and through offering products similar to those traded over-the-counter.

•	We evaluate strategic opportunities that we believe will enhance stockholder value.
Components of Operating Revenues
Transaction Fees
The primary and largest source of operating revenues is transaction fees. Transaction fees are a function of many variables with the main three being: (1) exchange fee rates; (2) trading volume mix (products traded); and (3) transaction mix between order type. Because transaction fees are assessed on a per contract basis, transaction fee revenue is highly correlated to the volume of contracts traded on the Company's exchanges. While exchange fee rates are established by the Company, trading volume and transaction mix are influenced by a number of factors, including price competition, price volatility in the underlying securities and national and international economic and political conditions.
Revenue is recorded as transactions occur on a trade-date basis. The main products we trade are equity, index and ETP options and futures contracts.

•	Equity options reflect trading in options contracts on the stocks of individual companies.

•	Index options reflect trading in index options contracts on market indexes.

•
ETP options include ETF options that are options on baskets of stocks designed to generally track an index, but which trade like individual stocks, and ETN options that are options on senior, unsecured, unsubordinated debt securities issued by an underwriting bank.

•
Futures contracts are standardized, transferable, exchange-traded contracts that require delivery of a commodity, bond, currency, stock index or other benchmark interests at a specified price and on a specified future date, which are settled in cash.

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
While there is no certainty, we expect that the industry-wide and Company-specific factors that contributed to past volume changes will continue to contribute to future volume changes. However, additional factors may arise that could also impact trading volume which may result in increases or decreases in our trading volume, such as new or existing competition, or other events. Considering these factors, we do not expect past trading volumes to be an indicator of future trading volume.
Access Fees
Access fees represent fees assessed to Trading Permit Holders for the opportunity to trade, including fees for trading-related functionality, on CBOE, C2 and CFE. The CBOE program contains a tier-based market-maker appointment system with different trading permits based on trading function and, in the case of market-makers, the assessment of a surcharge for certain CBOE proprietary products. Beginning in mid-2013, CBOE implemented sliding scales for all Market-Maker and Floor Broker Trading Permits held by affiliated Trading Permit Holders and TPH Organizations that are used in any options classes other than certain proprietary indexes. The number of trading permits made available is limited.
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

Market Data Fees
Market data fees represent income derived from the sale of our transaction information through the Options Price Reporting Authority ("OPRA") and primarily through our subsidiary, Market Data Express, LLC ("MDX"). Through MDX, we sell historical options data, as well as real-time data for certain proprietary products and indexes. It also provides market data through CBOE Streaming Markets, a high-availability, low latency streaming data feed. OPRA is a limited liability company consisting of representatives of the member exchanges, including CBOE and C2, authorized by the SEC to provide consolidated options information. OPRA gathers market data from various options exchanges, including CBOE and C2, and, in turn, disseminates this data to third parties who pay fees to OPRA to access the data. Revenue generated by OPRA from the dissemination of market data is shared among OPRA members according to the number of total cleared options transactions by each of the member exchanges as calculated each quarter. OPRA is not consolidated with the Company.
Regulatory Fees
Regulatory fees are charged to Trading Permit Holders in support of our regulatory responsibilities as self-regulatory organizations under the Exchange Act. Regulatory fees include an Options Regulatory Fee under which fees are based on industry-wide customer volume of Trading Permit Holders and designated examining authority fees for certain Trading Permit Holders. This source of revenue could decline in the future if the number of customer contracts executed by Trading Permit Holders declines and rates are not increased or are decreased or if our costs to perform our regulatory responsibilities stabilize or decrease.
The SEC requires that the revenues derived from certain of the fees from our regulatory functions, some of which are included in this revenue category, and regulatory fines must be used for regulatory purposes. Expenses related to our regulatory functions are included in our operating expenses, mainly in employee costs and outside services.
In December 2014, we entered into an agreement with the Financial Industry Regulatory Authority ("FINRA") to provide certain regulatory services to the CBOE and C2 options markets. Additionally, CBOE entered into a separate agreement with FINRA, under which it assigned to FINRA the responsibility to perform regulatory services for the Options Regulatory Surveillance Authority ("ORSA"). FINRA began performing the services on January 1, 2015.
Other Revenue
The following sub-categories are the sources of revenue within this category:

•	Revenue generated through various licensing agreements;

•	Revenue generated through regulatory service agreements with other options exchanges (in 2015, we will no longer generate revenue from these regulatory service agreements);

•	Revenue derived from fines assessed for rule violations;

•	Revenue generated through our order routing cancel fee and position transfer fee;

•	Revenue associated with advertisements through our corporate web site, www.cboe.com;

•	Revenue generated from courses and seminars offered through CBOE's Options Institute;

•	Rental of commercial space in the lobby of our building; and

•	Other sources of revenue.
Components of Operating Expenses
Most of our expenses do not vary directly with changes in our trading volume except royalty fees and trading volume incentives.
Employee Costs
Employee costs are our most significant expense and include salaries and benefits, stock-based compensation, incentive compensation, severance and employer taxes. Salaries and benefits represent our largest expense category and tend to be driven by both our staffing requirements and the general dynamics of the employment market. Stock-based compensation is a non-cash expense related to equity awards. Stock-based compensation can vary depending on the quantity and fair value of the award on the date of grant and the related service period.
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
Royalty Fees
Royalty fees primarily consist of license fees paid for the use of underlying indexes in our proprietary products usually based on contracts traded. The Company has licenses with the owners of the S&P 500 Index, S&P 100 Index and certain other S&P Indexes, the DJIA, the NASDAQ 100 and the Russell indexes. This category also includes fees paid to market participants for order flow that they direct or cause to be directed to our exchanges and fees related to the dissemination of market data related to S&P indexes.
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
Travel and Promotional Expenses
Travel and promotional expenses primarily consist of advertising, costs for special events, sponsorship of industry conferences, options education seminars and travel related expenses.
Facilities Costs
Facilities costs primarily consist of expenses related to owned and leased properties including rent, maintenance, utilities, real estate taxes and telecommunications costs.
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

•
Transaction fees revenue is considered earned upon the execution of the trade recognized on a trade-date basis and presented net of applicable volume discounts. In the event liquidity providers prepay transaction fees, revenue is recognized based on the attainment of volume thresholds resulting in the amortization of the prepayment over the calendar year.

•	Access fee revenue is recognized during the period access is granted and assurance of collectability is provided.

•	Exchange services and other fees revenue is recognized during the period the service is provided.

•
Market data fees from OPRA are allocated based upon the share of total options transactions cleared for each of the OPRA members and is received quarterly. Revenue from our market data services is recognized in the period the data is provided.

•	Regulatory fees are recognized primarily on a trade-date basis.
Income Taxes
Deferred income taxes arise from temporary differences between the tax basis and book basis of assets and liabilities. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reversed. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. The Company files tax returns for federal, state and local income tax purposes. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.
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
Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant and Equipment. The update revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company has elected early adoption of the guidance and does not believe it will impact our consolidated balance sheets, statements of income, comprehensive income or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, it provides guidance on accounting for certain revenue-related costs including when to capitalize costs associated with obtaining and fulfilling a contract. The guidance provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is in the process of evaluating this guidance, though we do not expect it will materially impact our consolidated balance sheets, statements of income, comprehensive income or cash flows.
Results of Operations
Year ended December 31, 2014 compared to the year ended December 31, 2013
Consolidated Results
The following summarizes financial performance for the year ended December 31, 2014 compared to 2013.

	2014	2013	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$617.2	$572.1	$45.1	7.9%
Total operating expenses	303.4	286.2	17.2	6.0%
Operating income	313.8	285.9	27.9	9.8%
Total other expense	(4.1)	(2.2)	1.9	90.2%
Income before income taxes	309.7	283.7	26.0	9.1%
Income tax provision	120.0	107.7	12.3	11.4%
Net income	$189.7	$176.0	$13.7	7.8%
Net income allocated to common stockholders	$188.4	$173.9	$14.5	8.4%
Operating income percentage	50.8%	50.0%
Net income percentage	30.7%	30.8%
Diluted—net income per share allocated to common stockholders	$2.21	$1.99

•
The increase in total operating revenues was primarily driven by higher transaction fees and market data fees. The increase in transaction fees was primarily driven by an 11.6% increase in total volume in 2014. We experienced volume growth across all product categories. As reported by the OCC, total industry cleared options contract volume was 4.3 billion contracts in 2014, a 4% increase from 2013.

•
The increase in total operating expenses was primarily driven by higher employee costs, depreciation and amortization, data processing and royalty fees, partially offset by lower outside services. Employee costs reflect accelerated stock-based compensation expense and severance expense related to the transition of regulatory services to FINRA. The increase in royalty fees primarily resulted from higher volume in licensed and proprietary products.

•
The increase in total other expense was primarily driven by an impairment charge of $3.0 million related to our investment in IPXI Holdings, LLC ("IPXI"), partially offset by a reduction in equity losses in other investments.

Operating Revenues
Total operating revenues for the year ended December 31, 2014 increased $45.1 million, or 7.9%, to $617.2 million from $572.1 million in the prior year. The following summarizes changes in total operating revenues for the year ended December 31, 2014 compared to 2013.

	2014	2013	Inc./(Dec.)	Percent Change
	(in millions)
Transaction fees	$437.8	$397.2	$40.6	10.2%
Access fees	59.3	61.0	(1.7)	(2.8)%
Exchange services and other fees	38.0	37.3	0.7	2.1%
Market data fees	30.4	24.9	5.5	22.2%
Regulatory fees	37.1	36.7	0.4	1.2%
Other revenue	14.6	15.0	(0.4)	(3.1)%
Total operating revenues	$617.2	$572.1	$45.1	7.9%
Transaction Fees
Transaction fees increased 10.2% to $437.8 million for the year ended December 31, 2014, representing 70.9% of total operating revenues, compared with $397.2 million for the prior year period, or 69.4% of total operating revenues. This increase was largely driven by an 11.6% increase in trading volume, partially offset by a 1.2% decrease in the average revenue per contract. The increase in trading volume was across all product categories and the decrease in average revenue per contract primarily resulted from a shift in volume mix and an increase in volume based incentives. We believe volume across our product segments increased year over year due to market volatility, increased use of our proprietary products most directly tied to volatility and success in capturing market share. Trading volume is impacted by many factors, including: macroeconomic events, market volatility, regulatory actions or considerations, availability of capital, competition, pricing and number of trading days in the period.
Average revenue per contract, discussed in more detail below, is impacted by our fee structure, which includes volume based incentive programs, mix of products traded, the account type (customer, firm, market-maker, etc.) and the manner in which a trade is executed (electronic, open-outcry, etc.). The implementation of fee changes, which may increase or decrease our average revenue per contract, is primarily to ensure that we are competitive in the options marketplace and to ultimately improve and continue to drive order flow to our exchanges. We cannot predict the trading patterns of market participants, which may be based on factors outside our control, but we can attempt to price our products at levels that are competitive in our market.
The following summarizes transaction fees by product category for 2014 compared to 2013.

	2014	2013	Inc./(Dec.)	Percent Change
	(in millions)
Equities	$37.2	$40.6	$(3.4)	(8.5)%
Indexes	276.0	249.8	26.2	10.5%
Exchange-traded products	42.4	43.7	(1.3)	(3.1)%
Total options transaction fees	355.6	334.1	21.5	6.4%
Futures	82.2	63.1	19.1	30.2%
Total transaction fees	$437.8	$397.2	$40.6	10.2%

Trading Volume
The Company's average daily trading volume ("ADV") was 5.26 million contracts in 2014, up 11.6% compared with 4.71 million for 2013. The Company experienced ADV increases across all product categories. We continued to experience growth in the trading of our proprietary products, primarily SPX options, VIX options and VIX futures. For the year ended December 31, 2014 as compared to the prior year period, we experienced increases in total volume in SPX options, VIX options and VIX futures of 7.9%, 11.5% and 26.7%, respectively. Total trading days in 2014 and 2013 were two hundred fifty-two.
The following summarizes changes in total trading volume and ADV by product for 2014 compared to 2013.

	2014		2013		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
	(in millions)
Equities	488.6	1.94	433.8	1.72	12.6%	12.6%
Indexes	406.5	1.61	372.6	1.48	9.1%	9.1%
Exchange-traded products	379.7	1.51	341.0	1.35	11.4%	11.4%
Total options contracts	1,274.8	5.06	1,147.4	4.55	11.1%	11.1%
Futures contracts	50.6	0.20	40.2	0.16	25.9%	25.9%
Total contracts	1,325.4	5.26	1,187.6	4.71	11.6%	11.6%

The following provides the percentage of volume by product category for the year ended December 31, 2014 and 2013.

	2014	2013
Equities	36.9%	36.5%
Indexes	30.7%	31.4%
Exchange-traded products	28.6%	28.7%
Futures	3.8%	3.4%
Total	100.0%	100.0%
Average revenue per contract
The average revenue per contract was $0.330 in 2014, a decrease of 1.2% compared with $0.334 in 2013. Average revenue per contract represents transaction fees divided by total contracts.
The following summarizes average revenue per contract by product for 2014 compared to 2013.

	2014	2013	Percent Change
Equities	$0.076	$0.094	(19.1)%
Indexes	0.679	0.670	1.3%
Exchange-traded products	0.112	0.128	(12.5)%
Total options average revenue per contract	0.279	0.291	(4.1)%
Futures	1.623	1.570	3.4%
Total average revenue per contract	$0.330	$0.334	(1.2)%
Factors contributing to the change in total average revenue per contract for the year ended December 31, 2014 compared to the same period in 2013 included:

•
Product mix—We experienced a shift in overall product mix. As a percentage of total volume, equities increased to 36.9% from 36.5%, indexes decreased to 30.7% from 31.4% and futures increased to 3.8% from 3.4%. Equities represent our lowest average revenue per contract, while index options and futures generate our highest options average revenue per contract and our highest total average revenue per contract, respectively.

•
Rate structure— Our rate structure includes sliding scales, volume discounts, volume incentive programs and caps on fees as part of our effort to increase liquidity and market share in multiply-listed options. Average revenue per contract on multiply-listed options (equities and exchange-traded products) decreased 19.1% and 12.5%, respectively. These decreases resulted primarily from increases in volume-based incentives for these products. Average revenue per contract on futures increased 3.4%. The increase was primarily due to fee changes implemented in 2014.

Access Fees
Access fees for the year ended December 31, 2014 decreased to $59.3 million from $61.0 million in the comparable prior year period. The decrease in access fees was primarily due to incentive programs for market-maker trading permits and floor brokers implemented in May 2013 and a reduction in the number of trading permits.
The demand for trading permits could be impacted by market fluctuations that affect trading volume.
Exchange Services and Other Fees
Exchange services and other fees for the year ended December 31, 2014 increased 2.1% to $38.0 million from $37.3 million in the comparable period in the prior year. The increase was primarily due to increased demand for technology services, terminal and other equipment rentals and certain services impacted by trading volume.
Market Data Fees
Market data fees increased 22.2% to $30.4 million for the year ended December 31, 2014 from $24.9 million in the prior year. Market data fees represent income derived from OPRA as well as the Company's market data services, which for the year ended December 31, 2014 were $15.0 million and $15.4 million, respectively, and for the same period in 2013, were $12.9 million and $12.0 million, respectively. Income derived from OPRA is allocated based on each exchange's share of total cleared options transactions. The Company's share of OPRA income for the period ended December 31, 2014 increased to 24.9% from 21.7% for the same period in 2013 as a result of an increase in the Company's share of total cleared options transactions. Revenue generated from the Company's market data services, which provide current and historical options and futures data, increased $3.4 million, resulting primarily from an increase in subscribers and rates for certain market data services.
Regulatory Fees
Regulatory fees increased 1.2% for the year ended 2014 to $37.1 million from $36.7 million in the same period in the prior year. Regulatory fees are primarily generated by the options regulatory fee that we charge on all Trading Permit Holder customer volume industry-wide which increased compared to the prior period. The higher revenue attributed to volume was partially offset by CBOE and C2 lowering their respective options regulatory fee rates as of August 1, 2014, and a decrease in regulatory fees received for other regulatory services, primarily related to CBOE Stock Exchange, LLC ("CBSX"), which ceased trading operations on April 30, 2014.
Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

In December 2014, we entered into an agreement with the Financial Industry Regulatory Authority ("FINRA") to provide a majority of the regulatory services to the CBOE and C2 options markets. The Company does not expect revenue generated from regulatory fees to be materially impacted by the agreement with FINRA.

Concentration of Revenue
All contracts traded on our exchanges must be cleared through clearing members of the OCC. At December 31, 2014, there were one hundred seven Trading Permit Holders that are clearing members of the OCC. Two clearing members accounted for 46% of transaction and other fees collected through the OCC in 2014. The next largest clearing member accounted for approximately 11% of transaction and other fees collected through the OCC. No one Trading Permit Holder using the clearing services of the top two clearing member firms represented more than 42% of transaction and other fees collected through the OCC, for the respective clearing member, in 2014. Should a clearing member withdraw from CBOE, we believe the Trading Permit Holder portion of that clearing member's trading activity would likely transfer to another clearing member.
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

Operating Expenses
Total operating expenses increased $17.2 million, or 6.0%, to $303.4 million for the year ended 2014 from $286.2 million in the year ago period, resulting from higher employee costs, depreciation and amortization, data processing and royalty fees, partially offset by lower outside services. Expenses decreased to 49.2% of total operating revenues in the year ended 2014 compared with 50.0% in the same period in 2013.
The following summarizes changes in operating expenses for the year ended December 31, 2014 compared to 2013.

	2014	2013	Inc./(Dec.)	Percent Change
	(in millions)
Employee costs	$121.7	$118.1	$3.6	3.1%
Depreciation and amortization	39.9	34.5	5.4	15.7%
Data processing	19.2	17.9	1.3	7.2%
Outside services	32.0	34.5	(2.5)	(7.2)%
Royalty fees	66.1	56.6	9.5	16.9%
Trading volume incentives	4.1	4.3	(0.2)	(6.3)%
Travel and promotional expenses	9.0	9.8	(0.8)	(7.8)%
Facilities costs	5.7	5.0	0.7	13.2%
Other expenses	5.7	5.5	0.2	2.7%
Total operating expenses	$303.4	$286.2	$17.2	6.0%
Employee Costs
For the year ended December 31, 2014, employee costs were $121.7 million, or 19.7% of total operating revenues, compared with $118.1 million, or 20.6% of total operating revenues, in the same period in 2013. This represented an increase of $3.6 million, or 3.1%, resulting from higher salaries of $3.6 million, driven primarily by annual pay adjustments, higher payroll taxes of $0.5 million and higher health insurance costs of $0.4 million, higher severance expense of $2.4 million, primarily due to transition of a majority of regulatory services to FINRA, and higher annual incentive compensation of $2.0 million, which is aligned with performance targets, partially offset by lower stock-based compensation expense of $5.2 million.
In December 2014, we entered into an agreement with FINRA to provide certain regulatory services to the CBOE and C2 options markets. As part of the agreement, a significant number of our regulatory staff, as well as certain systems staff supporting our regulatory functions, transitioned to FINRA resulting in a headcount reduction of over 100 employees. As a result of the reduction in headcount, we expect employees costs to be lower in 2015.
Depreciation and Amortization
Depreciation and amortization increased by $5.4 million to $39.9 million for the year ended December 31, 2014 compared with $34.5 million for the same period in 2013. The increase in depreciation and amortization primarily resulted from increased capital spending to harden and enhance our trading platform and operations.
Data Processing
Data processing expenses increased $1.3 million to $19.2 million for the year ended December 31, 2014 compared with $17.9 million in the prior-year period. The increase in data processing expenses is primarily due to higher costs for hardware and software maintenance.
Outside Services
Expenses related to outside services decreased to $32.0 million for the year ended December 31, 2014 from $34.5 million in the prior-year period. The $2.5 million decrease is primarily due to lower costs related to litigation, partially offset by higher costs for contract programmers. The Company received an insurance reimbursement for legal expenses of $1.5 million in 2013.
In December 2014, we entered into an agreement with FINRA to provide certain regulatory services to the CBOE and C2 options markets. As noted above, certain staff transitioned from CBOE to FINRA. As a result of the transition, costs for former employees in regulatory and systems staff supporting our regulatory functions, will be included in outside services in 2015. As a result, we expect outside services to be in higher in 2015. We do not expect this change to result in a material increase in total operating expenses in 2015.

Royalty Fees
Royalty fees for the year ended December 31, 2014 were $66.1 million compared with $56.6 million for the prior year period, an increase of $9.5 million. The increase is primarily due to higher trading volume in licensed and proprietary products and an increase in royalty rates as a result of the amendment the Company executed with S&P OPCO LLC (“S&P”), effective as of March 2013, relating to the Company's license to trade options and futures and create products based on certain S&P indexes and higher fees associated with dissemination of certain market data.
Operating Income
As a result of the items above, operating income in 2014 was $313.8 million compared to $285.9 million in 2013, an increase of $27.9 million.
Other Expense
Net Loss from Investment in Affiliates
Net loss from investment in affiliates was $4.2 million for the year ended December 31, 2014 compared with $2.2 million for the same period in the prior year. The loss in 2014 and 2013 primarily included the Company's share of the operating loss of Signal Trading Systems, LLC and, in 2014, the impairment of our investment in IPXI which totaled $3.0 million. See Note 3 to the consolidated financial statements for additional information on the Company's investment in Signal Trading Systems, LLC and IPXI.
Income before Income Taxes
As a result of the items above, income before income taxes in 2014 was $309.7 million compared to $283.7 million in 2013, an increase of $26.0 million.
Income Tax Provision
For the year ended December 31, 2014, the income tax provision was $120.0 million compared with $107.7 million for the same period in 2013. This increase is primarily a result of higher taxable income and a higher effective tax rate. The effective tax rate was 38.7% and 38.0% for the year ended December 31, 2014 and 2013, respectively.
Net Income
As a result of the items above, net income allocated to common stockholders in 2014 was $188.4 million compared to $173.9 million in 2013, an increase of $14.5 million. Basic and diluted net income per share allocated to common stockholders were $2.21 and $1.99 for the years ended December 31, 2014 and 2013, respectively.
Year ended December 31, 2013 compared to the year ended December 31, 2012
Consolidated Results
The following summarizes changes in financial performance for the year ended December 31, 2013 compared to 2012.

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

Significant Events in 2013
Total industry cleared contract volume in 2013 totaled 4.1 billion contracts, a 3% increase from the 2012 volume of 4.0 billion contracts as reported by the OCC. In addition, 2013 marked the second highest year for options industry cleared contract volume to date and the third consecutive year in which volume surpassed 4 billion contracts.

In 2013, we experienced growth in the trading of our proprietary products, primarily SPX options, VIX options and VIX futures. For the year ended December 31, 2013 as compared to the prior year period, we experienced increases in total volume in SPX options, VIX options and VIX futures of 18.9%, 29.1% and 67.9%, respectively.

On March 9, 2013, CBOE entered into Amendment No. 12 (the “ S&P Amendment”) to the License Agreement (as amended, the “S&P Agreement”) by and between CBOE and S&P, as successor-in-interest to Standard & Poor's Financial Services LLC, pursuant to which CBOE and C2 may list for trading securities options on the S&P 500 Index, the S&P 100 Index and certain other S&P Indexes. The S&P Amendment extended the term of the S&P Agreement until December 31, 2033 and provides exclusivity to the Company until December 31, 2032 with respect to the S&P 500 Index.

The S&P Amendment also provides new pricing terms, effective March 9, 2013, and additional changes in pricing terms in subsequent years. The revised pricing terms include the terms that describe the fees that CBOE agrees to pay S&P with reference to the trading on the markets of CBOE and its affiliates of securities options and futures on the CBOE Volatility Index. The S&P Amendment also provides each party with an option to terminate the S&P Agreement in the event that trading in options on the S&P 500 Index fails to meet certain volume thresholds for three consecutive calendar quarters, with CBOE's option to terminate upon a change in control.
On June 11, 2013, CBOE and C2 entered into a Consent Order under which the Company was censured and ordered to cease and desist from violating certain sections of the Securities Exchange Act, paid a fine of $6.0 million and agreed to complete certain undertakings. Other expense for the twelve months ended December 31, 2014 included $1.0 million related to the penalty. In the fourth quarter of 2012, the Company recorded an expense of $5.0 million related to this matter.
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
Transaction Fees
Transaction fees increased 11.2% to $397.2 million for the year ended December 31, 2013, representing 69.4% of total operating revenues, compared with $357.1 million for the prior year period, or 69.7% of total operating revenues. This increase was largely driven by a 6.0% increase in the average revenue per contract and a 4.7% increase in trading volume. The increase in average revenue per contract resulted from a shift in volume mix to our highest average revenue per contract products, index options and futures contracts, partially offset by higher volume-based incentives, which lowered our average revenue per contract for multiply-listed options.

The following summarizes transaction fees by product for 2013 compared to 2012.

	2013	2012	Inc./(Dec.)	Percent Change
	(in millions)
Equities	$40.6	$59.6	$(19.0)	(31.9)%
Indexes	249.8	204.4	45.4	22.2%
Exchange-traded products	43.7	55.6	(11.9)	(21.3)%
Total options transaction fees	334.1	319.6	14.5	4.5%
Futures	63.1	37.5	25.6	68.3%
Total transaction fees	$397.2	$357.1	$40.1	11.2%
Trading Volume
The Company's ADV was 4.71 million contracts in 2013, an increase of 3.7% compared with 4.54 million for 2012. Total trading days in 2013 and 2012 were two hundred fifty-two and two hundred fifty, respectively. Due to the impact of Hurricane Sandy, all exchanges were closed two days in October 2012 resulting in no trading activity on those days.
The Company experienced growth in index options and futures contracts, including SPX options, VIX options and VIX futures, while volume decreased in equity options. The following summarizes changes in total trading volume and ADV by product for 2013 compared to 2012.

	2013		2012		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
	(in millions)
Equities	433.8	1.72	494.3	1.97	(12.2)%	(12.9)%
Indexes	372.6	1.48	304.3	1.22	22.4%	21.5%
Exchange-traded products	341.0	1.35	311.8	1.25	9.4%	8.5%
Total options contracts	1,147.4	4.55	1,110.4	4.44	3.3%	2.5%
Futures contracts	40.2	0.16	23.9	0.10	68.2%	68.2%
Total contracts	1,187.6	4.71	1,134.3	4.54	4.7%	3.7%

The following provides the percentage of volume by product category for the year ended December 31, 2013 and 2012.

	2013	2012
Equities	36.5%	43.6%
Indexes	31.4%	26.8%
Exchange-traded products	28.7%	27.5%
Futures	3.4%	2.1%
Total	100.0%	100.0%
Average revenue per contract
The average revenue per contract was $0.334 in 2013, an increase of 6.0% compared with $0.315 in 2012. Average revenue per contract represents transaction fees divided by total contracts.

The following summarizes average revenue per contract by product for 2013 compared to 2012.

	2013	2012	Percent Change
Equities	$0.094	$0.121	(22.3)%
Indexes	0.670	0.672	(0.3)%
Exchange-traded products	0.128	0.178	(28.1)%
Total options revenue per contract	0.291	0.288	1.0%
Futures	1.570	1.570	—%
Total average revenue per contract	$0.334	$0.315	6.0%
There were a number of factors that contributed to the increase in our average revenue per contract in 2013 compared to 2012. These include:

•
Product mix—The increase in the average revenue per contract reflected a shift in the volume mix by product. Index options and futures contracts accounted for 31.4% and 3.4% of total trading volume in 2013, up from 26.8% and 2.1% in 2012, respectively. Index options generated total average revenue per contract of $0.670 representing the highest options average revenue per contract, while futures contracts generated our highest total average revenue per contract of $1.570.

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
Market Data Fees
Market data fees increased 2.3% to $24.9 million for the year ended December 31, 2013 from $24.3 million in the same period in the prior year. OPRA and Company market data fees for 2013 and 2012 were $12.9 million and $12.0 million and $15.0 million and $9.3 million, respectively. The Company's share of OPRA income for the period ended December 31, 2013 decreased to 21.7% from 24.4% for the same period in 2012 as a result of a decrease in the Company's share of total cleared options transactions. Revenue generated from the Company's market data services increased $2.7 million, resulting primarily from an increase in subscribers to CBOE Streaming Markets and other market data services and an increase in subscriber rates.
Regulatory Fees
Regulatory fees increased 74.5% for the year ended 2013 to $36.7 million from $21.0 million in the same period in the prior year, resulting from CBOE and C2 increasing their options regulatory fee rates and higher Trading Permit Holder customer volume industry-wide as compared to the same period in 2012. In September 2013, CBOE decreased its options regulatory fee rate and C2 suspended its options regulatory fee rate.
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
Employee Costs
For the year ended December 31, 2013, employee costs were $118.1 million, or 20.6% of total operating revenues, compared with $104.2 million, or 20.3% of total operating revenues, in the same period in 2012. This represents an increase of $13.9 million, or 13.3%, resulting from increases in stock-based compensation of $8.5 million, annual incentive compensation of $3.7 million and salaries of $4.4 million resulting from increases in staffing, primarily for regulatory functions. These increases were partially offset by lower severance expense of $2.5 million.
The increase in stock-based compensation of $8.5 million resulted from the amortization of stock-compensation expense relating to the February 2013 and May 2013 grants and the recognition of $4.0 million of accelerated stock-based compensation related to the February 2013 grant to certain executives due to provisions contained in their employment arrangements and the recognition of the remaining value of stock grants awarded, in June 2010, to employees in the Company's regulatory division who were no longer eligible to receive equity-based compensation.
Depreciation and Amortization
Depreciation and amortization increased by $3.0 million to $34.5 million for the year ended December 31, 2013 compared with $31.5 million for the same period in 2012.
Data Processing
Data processing expenses decreased $1.7 million to $17.9 million for the year ended December 31, 2013 compared with $19.6 million in the prior-year period. The decrease in data processing expenses is primarily due to decreases in hardware and software maintenance relating to the migration of the trading platform completed in December 2012.
Outside Services
Expenses related to outside services decreased to $34.5 million for the year ended December 31, 2013 from $36.3 million in the prior-year period. The $1.8 million decrease is primarily due to lower costs related to litigation. The Company received insurance reimbursement for legal expenses of $1.5 million during the year ended December 31, 2013.
Royalty Fees
Royalty fees expense for the year ended December 31, 2013 were $56.6 million compared with $46.1 million for the prior year period, an increase of $10.5 million. The increase is primarily due to higher trading volume in licensed index products and an increase in royalty rates as a result of the amendment the Company executed with S&P to the existing S&P Agreement.
Trading Volume Incentives
Trading volume incentives decreased $2.0 million to $4.3 million for the year ended December 31, 2013 compared to $6.3 million for the prior year period. The decrease was primarily due to lower volume in multiply-listed options products, modifications in the criteria for contracts qualifying for certain quantity-based fee waivers and adjustments to the fees paid by the Company for transactions linked to away exchanges.
Other Expenses

Other expenses decreased $3.7 million to $5.5 million for the year ended December 31, 2013 compared to $9.2 million for the same period a year ago. In 2012, the Company accrued an estimated expense of $5.0 million related to the SEC investigation of CBOE's compliance with its obligations as a self-regulatory organization under the federal securities laws. In 2013, the Company recorded an additional $1.0 million related to the final agreement with the SEC resulting in a net decrease of $4.0 million year over year.
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
Income Tax Provision
For the year ended December 31, 2013, the income tax provision was $107.7 million compared with $85.2 million for the same period in 2012, a direct result of an increase in the effective tax rate and higher taxable income. The effective tax rate was 38.0% and 35.1% for the years ended December 31, 2013 and 2012, respectively. The increase in effective tax rate for the year ended December 31, 2013 compared to 2012 is the result of 2012 including the recognition of discrete items related to prior periods. During the twelve months ended December 31, 2012, the Company filed amended returns for 2008, 2009 and 2010 and completed its return for 2011 and recognized, as a discrete item, in the aggregate, a $12.9 million net benefit for a Section 199 deduction for U.S. production activities. No comparable prior period adjustments were recorded in the year ended December 31, 2013.
Net Income
As a result of the items above, net income allocated to common stockholders in 2013 was $173.9 million compared to $155.3 million in 2012, an increase of $18.6 million. Basic and diluted net income per share allocated to common stockholders were $1.99 and $1.78 for the years ended December 31, 2013 and 2012, respectively.
Liquidity and Capital Resources
Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures, actual and anticipated quarterly and special dividend payments and common stock repurchases under the announced program. We expect to use cash on hand at December 31, 2014 and funds generated from operations to continue to meet our 2015 cash requirements. From time to time, we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would strengthen our business in the long-term; however, if consummated these transactions may negatively impact our liquidity in the short-term.
Cash Flows
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Operating Activities
Net cash provided by operating activities was $262.7 million and $224.4 million for the years ended December 31, 2014 and 2013, respectively. The increase in net cash flows provided by operating activities was primarily due to higher net income and comparable balances year over year in deferred taxes and income tax receivable.
Net cash provided by operating activities was $72.9 million higher than net income for the fiscal year ended December 31, 2014. The difference was mainly a result of $39.9 million in depreciation and amortization, the recognition of stock-based compensation totaling $15.6 million and an increase in income tax liability of $10.8 million, partially offset by an increase in accounts receivable of $8.5 million.

Investing Activities
Net cash flows used in investing activities totaled $52.1 million and $31.2 million for the years ended December 31, 2014 and 2013, respectively. Expenditures for capital and other assets totaled $50.2 million and $28.7 million for the years ended December 31, 2014 and 2013, respectively, primarily representing purchases of systems hardware and development of software to harden and enhance our trading platform and operations. The Company made an investment in Signal Trading Systems, LLC of $2.0 million in 2014.
Our future expenditures for capital and other assets are expected to be primarily driven by spending to harden the company's systems, as well as ongoing investments in systems hardware and software that enhance trading technology.
Financing Activities
Net cash flows used in financing activities totaled $283.9 million and $107.4 million for the years ended December 31, 2014 and 2013, respectively. The $176.5 million increase in net cash flows used in financing activities resulted primarily from higher quarterly dividends, the payment of a special dividend in 2014 and repurchases of unrestricted common stock.
For the year ended December 31, 2014, net cash flows used in financing activities consisted of $168.3 million in unrestricted common stock purchases under the Company's share repurchase program, $67.0 million for the payment of quarterly dividends, $43.8 million for the payment of a special dividend and $8.3 million for other share repurchases, which consisted of unrestricted common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Operating Activities
Net cash provided by operating activities was $224.4 million and $200.5 million for the years ended 2013 and 2012, respectively. The increase in net cash flows provided by operating activities was primarily due to an increase in working capital generated by strong operating results.
Net cash provided by operating activities was $48.4 million higher than net income for the fiscal year ended December 31, 2013. The net increase was mainly a result of $34.5 million in depreciation and amortization, the recognition of stock-based compensation totaling $20.8 million and increase in income taxes payable of $9.0 million partially offset by an increase in accounts receivable of $4.2 million and an increase in income tax receivable of $10.3 million.
Investing Activities
Net cash flows used in investing activities totaled $31.2 million and $33.0 million for the years ended December 31, 2013 and 2012, respectively. Expenditures for capital and other assets totaled $28.7 million and $30.1 million for the years ended December 31, 2013 and 2012, respectively, primarily representing purchases of systems hardware and software. In 2013, the Company made investments in IPXI Holdings, LLC for $0.6 million and Signal Trading Systems, LLC for $1.9 million.
Financing Activities
Net cash flows used in financing activities totaled $107.4 million and $166.9 million for the years ended December 31, 2013 and 2012, respectively. The decrease in net cash flows used in financing activities resulted primarily from the payment of a special dividend in the prior year totaling $66.2 million.
For the year ended December 31, 2013, net cash flows used in financing activities consisted of $45.3 million in unrestricted common stock purchases under the Company's share repurchase program, $58.4 million for the payment of quarterly dividends and $6.1 million for other shares purchased, which consisted of unrestricted common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock.
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

Share Repurchase Program
In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding unrestricted common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013 and 2014 for a total authorization of $400 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

For the twelve months ended December 31, 2014, the Company purchased 3,215,246 shares of unrestricted common stock at an average cost per share of $52.35, totaling $168.3 million in purchases under the program.

Since inception of the program, the Company purchased 7,855,070 shares of unrestricted common stock at an average cost per share of $39.51, totaling $310.4 million in purchases under the program.

As of December 31, 2014, the company had $89.6 million of availability remaining under its existing share repurchase authorizations.
OCC Capital Plan
In December 2014, OCC announced a newly formed capital plan designed to comply with proposed new SEC standards for covered clearing agencies. Under the plan, OCC's existing exchange stockholders, which include CBOE, would contribute a pro-rata share of $150 million in equity capital which would increase OCC's shareholders' equity. CBOE's capital contribution under the plan would be $30 million.  In addition, OCC’s stockholders would commit to provide replenishment capital on a pro-rata basis, if certain capital thresholds are breached. CBOE's obligation to provide replenishment capital under the plan would be subject to a cap of $40 million. In exchange for the equity capital from its stockholders, OCC would, subject to determination by its board of directors and compliance with legal requirements, commit to pay an annual dividend to its stockholders equal to the after-tax income of OCC, in excess of the amount required to maintain its target capital requirement and satisfy other capital requirements, and after refunds to its clearing members equal to 50% of distributable earnings before tax. The plan is subject to approval by all of OCC’s stockholders and the SEC.
Off-Balance Sheet Arrangements
We currently do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Lease and Contractual Obligations
The Company currently leases office space including, a remote network operations center and data center, with lease terms remaining from 8 months to 31 months as of December 31, 2014. In December 2014, we entered into an agreement with FINRA to provide certain regulatory services to the CBOE and C2 options markets. The agreement included the assignment of the office space CBOE leased for regulatory operations.
Total rent expense related to current and former lease obligations for the years ended December 31, 2014, 2013 and 2012 totaled $3.8 million, $3.0 million and $3.5 million, respectively. Future minimum payments under our operating leases and contractual obligations were as follows at December 31, 2014 (in thousands):

	Total(1)	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$6,135	$2,811	$3,324	$—	$—
Contractual obligations	202,958	18,157	43,520	40,154	101,127
Total	$209,093	$20,968	$46,844	$40,154	$101,127

(1)	Gross unrecognized income tax liabilities, excluding interest and penalties, of $35.4 million are not included in the table due to uncertainty about the date of their settlement.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents. We have no long-term or short-term debt. The Company does not trade options for its own account.
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents. As of December 31, 2014 and 2013, our cash and cash equivalents were $147.9 million and $221.3 million, respectively. We invest available cash in highly liquid, short-term investments, such as money market funds and U.S. Treasury securities. Our investment policy is to preserve capital and liquidity. A hypothetical three basis point decrease in short-term interest rates would decrease annual earnings by less than $75,000, assuming no change in the amount or composition of our cash and cash equivalents.
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CBOE Holdings, Inc. and Subsidiaries
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of CBOE Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CBOE Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CBOE Holdings, Inc. and Subsidiaries
Chicago, Illinois

We have audited the internal control over financial reporting of CBOE Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 20, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 20, 2015

CBOE Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2014 and December 31, 2013

(in thousands, except share amounts)	December 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$147,927	$221,341
Accounts receivable—net allowances of 2014 - $285 and 2013 - $266	58,386	49,888
Marketing fee receivable	10,697	8,869
Income taxes receivable	21,503	22,039
Other prepaid expenses	4,622	4,007
Other current assets	972	2,717
Total Current Assets	244,107	308,861
Investments in Affiliates	12,351	14,581
Land	4,914	4,914
Property and Equipment:
Construction in progress	—	23
Building	68,019	65,448
Furniture and equipment	286,723	271,437
Less accumulated depreciation and amortization	(287,886)	(269,614)
Total Property and Equipment—Net	66,856	67,294
Other Assets:
Software development work in progress	7,817	7,853
Data processing software and other assets (less accumulated amortization of 2014 - $163,486; 2013 - $147,322)	47,856	38,086
Total Other Assets—Net	55,673	45,939
Total	$383,901	$441,589
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$58,566	$52,958
Dividend payable	—	43,831
Marketing fee payable	11,236	9,442
Deferred revenue and other liabilities	1,988	1,100
Post-retirement medical benefits	101	127
Income tax payable	1,774	—
Total Current Liabilities	73,665	107,458
Long-term Liabilities:
Post-retirement medical benefits	1,612	2,110
Income tax liability	40,683	29,903
Other long-term liabilities	4,197	3,856
Deferred income taxes	13,677	13,745
Total Long-term Liabilities	60,169	49,614
Commitments and Contingencies
Total Liabilities	133,834	157,072
Stockholders' Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 or 2013	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 92,569,189 issued and 84,114,475 outstanding at December 31, 2014; 91,845,492 issued and 86,770,737 outstanding at December 31, 2013	926	919
Additional paid-in-capital	110,112	90,985
Retained earnings	472,005	349,290
Treasury stock at cost – 8,454,714 shares at December 31, 2014 and 5,074,755 shares at December 31, 2013	(332,287)	(155,627)
Accumulated other comprehensive loss	(689)	(1,050)
Total Stockholders' Equity	250,067	284,517
Total	$383,901	$441,589
See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2014, 2013 and 2012

	Year Ended	Year Ended	Year Ended
(in thousands, except per share amounts)	December 31, 2014	December 31, 2013	December 31, 2012
Operating Revenues:
Transaction fees	$437,764	$397,218	$357,146
Access fees	59,332	61,022	64,070
Exchange services and other fees	38,042	37,250	31,368
Market data fees	30,447	24,911	24,360
Regulatory fees	37,083	36,631	20,995
Other revenue	14,557	15,018	14,399
Total Operating Revenues	617,225	572,050	512,338
Operating Expenses:
Employee costs	121,734	118,083	104,196
Depreciation and amortization	39,913	34,488	31,485
Data processing	19,189	17,898	19,603
Outside services	31,976	34,473	36,300
Royalty fees	66,110	56,576	46,135
Trading volume incentives	4,080	4,355	6,275
Travel and promotional expenses	9,046	9,806	10,006
Facilities costs	5,721	5,053	5,066
Other expenses	5,655	5,504	9,175
Total Operating Expenses	303,424	286,236	268,241
Operating Income	313,801	285,814	244,097
Other Income/(Expense):
Investment income	113	63	149
Net loss from investment in affiliates	(4,217)	(2,221)	(1,695)
Total Other Expense	(4,104)	(2,158)	(1,546)
Income Before Income Taxes	309,697	283,656	242,551
Income tax provision	119,983	107,657	85,156
Net Income	189,714	175,999	157,395
Net Income allocated to participating securities	(1,322)	(2,136)	(2,141)
Net Income allocated to common stockholders	$188,392	$173,863	$155,254
Net income per share allocated to common stockholders (Note 14)
Basic	$2.21	$1.99	$1.78
Diluted	2.21	1.99	1.78
Weighted average shares used in computing net income per share
Basic	85,406	87,331	87,460
Diluted	85,406	87,331	87,460
See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014, 2013 and 2012

	Year Ended	Year Ended	Year Ended
(in thousands)	December 31, 2014	December 31, 2013	December 31, 2012

Net Income	$189,714	$175,999	$157,395

Comprehensive Income (Loss) - net of tax:
Post retirement benefit obligation	361	(157)	6

Comprehensive Income	190,075	175,842	157,401
Comprehensive Income allocated to participating securities	(1,322)	(2,136)	(2,141)
Comprehensive Income allocated to common stockholders	$188,753	$173,706	$155,260

See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012

	Year Ended	Year Ended	Year Ended
(in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Cash Flows from Operating Activities:
Net Income	$189,714	$175,999	$157,395
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	39,913	34,488	31,485
Other amortization	87	114	88
Provision for deferred income taxes	(290)	(7,145)	(495)
Stock-based compensation	15,577	20,823	12,348
Equity in loss of affiliates	1,217	1,976	1,695
Impairment of investment in affiliates and other assets	3,000	245	—
Loss on disposition of property	662	3	1
Changes in assets and liabilities:
Accounts receivable	(8,498)	(4,222)	(8,088)
Marketing fee receivable	(1,828)	(3,653)	(21)
Income taxes receivable	536	(10,321)	(4,961)
Prepaid expenses	(615)	139	6
Other current assets	1,745	(2,151)	498
Accounts payable and accrued expenses	5,888	5,516	1,113
Marketing fee payable	1,794	3,634	43
Income tax payable	1,774	—	—
Deferred revenue and other liabilities	1,229	(75)	773
Post-retirement benefit obligations	(28)	(36)	(17)
Income tax liability	10,780	9,046	8,672
Net Cash Flows provided by Operating Activities	262,657	224,380	200,535
Cash Flows from Investing Activities:
Capital and other assets expenditures	(50,154)	(28,673)	(30,066)
Investment in Signal Trading Systems, LLC	(1,987)	(1,920)	(1,661)
Investment in IPXI Holdings, LLC	—	(612)	(1,250)
Other	3	8	—
Net Cash Flows used in Investing Activities	(52,138)	(31,197)	(32,977)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(66,999)	(58,369)	(47,828)
Payment of special dividend	(43,831)	—	(66,197)
Excess tax benefit from stock-based compensation	3,557	2,356	—
Purchase of unrestricted stock from employees	(8,332)	(6,136)	(3,128)
Purchase of unrestricted common stock under announced program	(168,328)	(45,290)	(49,744)
Net Cash Flows used in Financing Activities	(283,933)	(107,439)	(166,897)
Net Increase (Decrease) in Cash and Cash Equivalents	(73,414)	85,744	661
Cash and Cash Equivalents at Beginning of Period	221,341	135,597	134,936
Cash and Cash Equivalents at End of Period	$147,927	$221,341	$135,597
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$103,976	$113,741	$82,633
Non-cash activities:
Change in post-retirement benefit obligation	(583)	255	(25)
Unpaid liability - dividends payable	—	43,831	—
Unpaid liability to acquire equipment and software	2,769	3,048	755

See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2014, 2013 and 2012

(in thousands)	Preferred Stock	Unrestricted Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance—January 1, 2012	—	908	55,469	232,121	(51,329)	(899)	236,270
Cash dividends on common stock				(114,025)			(114,025)
Stock-based compensation			12,348				12,348
Issuance of vested restricted stock granted to employees		5	(5)				—
Purchase of unrestricted common stock					(52,872)		(52,872)
Net income				157,395			157,395
Post-retirement benefit obligation adjustment—net of tax expense of $19						6	6
Balance—December 31, 2012	—	913	67,812	275,491	(104,201)	(893)	239,122
Cash dividends on common stock				(102,200)			(102,200)
Stock-based compensation			20,823				20,823
Issuance of vested restricted stock granted to employees		6	(6)				—
Excess tax benefits from stock-based compensation plan			2,356				2,356
Purchase of unrestricted common stock					(51,426)		(51,426)
Net income				175,999			175,999
Post-retirement benefit obligation adjustment—net of tax benefit of $99						(157)	(157)
Balance-December 31, 2013	—	919	90,985	349,290	(155,627)	(1,050)	284,517
Cash dividends on common stock				(66,999)			(66,999)
Stock-based compensation			15,577				15,577
Issuance of vested restricted stock granted to employees		7	(7)				—
Excess tax benefits from stock-based compensation plan			3,557				3,557
Purchase of unrestricted common stock					$(176,660)		(176,660)
Net income				189,714			189,714
Post-retirement benefit obligation adjustment—net of tax expense of $222						361	361
Balance-December 31, 2014	$—	$926	$110,112	$472,005	$(332,287)	$(689)	$250,067
See notes to consolidated financial statements.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2014, 2013 and 2012
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business—CBOE Holdings, Inc. ("CBOE Holdings" or the "Company") is the holding company of registered securities exchanges, subject to oversight by the Securities and Exchange Commission ("SEC"), and a designated contract market under the jurisdiction of the Commodity Futures Trading Commission ("CFTC"). The Company's principal business is operating markets that offer for trading exclusive options on various market indexes (index options) and futures contracts, as well as on non-exclusive "multiply-listed" options, such as options on the stocks of individual corporations (equity options) and options on other exchange-traded products (ETP options), such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options), and certain other index options.
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
Accounts Receivable—Accounts receivable consists primarily of transaction and regulatory fees from The Options Clearing Corporation, ("OCC"), and the Company's share of distributable revenue receivable from OPRA. Accounts receivable are primarily collected through OCC, and are with large, highly-rated clearing firms; therefore concentrations of credit risk are limited. The Company has no financing-related receivables.
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
The investments in Signal Trading and CBSX are accounted for under the equity method.
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
For the years ended December 31, 2014, 2013 and 2012

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
Market Data Fees:    Market data fees include Options Price Reporting Authority ("OPRA") income and fees generated from the Company's market data services. OPRA is a limited liability company consisting of representatives of the member exchanges and is authorized by the SEC to provide consolidated options information. The Company's market data services are provided through CBOE Streaming Markets ("CSM") and other services. OPRA income is allocated based upon the individual exchange's relative volume of total cleared options transactions. The Company receives monthly estimates of OPRA's distributable revenue (See Note 4) and income is distributed on a quarterly basis. Company market data fees represent charges for current and historical options and futures data provided directly by the Company. Market data services are recognized in the period the data is provided.
Regulatory Fees:   Regulatory fees are primarily based on the number of customer contracts traded on all U.S. options exchanges by Trading Permit Holders and are primarily recognized on a trade-date basis. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.
Concentration of Revenue: All contracts traded on our exchanges must be cleared through clearing members of the OCC. At December 31, 2014, there were one hundred seven Trading Permit Holders that are clearing members of the OCC. Two clearing members accounted for 46% of transaction and other fees collected through the OCC in 2014. The next largest clearing member accounted for approximately 11% of transaction and other fees collected through the OCC. No one Trading Permit Holder using the clearing services of the top two clearing member firms represented more than 42% of transaction and other fees collected through the OCC, for the respective clearing member, in 2014. Should a clearing member withdraw from CBOE, we believe the Trading Permit Holder portion of that clearing member's trading activity would likely transfer to another clearing member.
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

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2014, 2013 and 2012

Advertising Costs—Advertising costs, including print advertising and production costs, product promotion campaigns and seminar, conference convention costs related to trade shows and other industry events and, in prior years, sponsorships with local professional sports organizations, are expensed as incurred or amortized over the respective period. The Company incurred advertising costs of $4.3 million, $5.4 million and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Advertising costs are included in travel and promotional expenses in the consolidated statements of income.
Stock-Based Compensation—Stock-based compensation is based on the fair value of the award on the grant date and recognized over the related service period, net of estimated forfeitures. For performance based units, we use the Monte Carlo valuation model method to estimate the fair value of the award.
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
Recent Accounting Pronouncements— In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant and Equipment. The update revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company has elected early adoption of the guidance and does not believe it will impact our consolidated balance sheets, statements of income, comprehensive income or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the ASU provides guidance on accounting for certain revenue-related costs including when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is in the process of evaluating this guidance, though we do not expect it will materially impact our consolidated balance sheets, statements of income, comprehensive income or cash flows.
2. SHARE REPURCHASE PROGRAM
In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding unrestricted common stock of $100 million and approved additional authorizations $100 million in each of 2012, 2013 and 2014 for a total authorization of $400 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Under the program, for the twelve months ended December 31, 2014, the Company purchased 3,215,246 shares of unrestricted common stock at an average cost per share of $52.35 totaling $168.3 million.

Since inception of the program through December 31, 2014, the Company has purchased 7,855,070 shares of unrestricted common stock at an average cost per share of $39.51 totaling $310.4 million.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2014, 2013 and 2012

3. INVESTMENT IN AFFILIATES
At December 31, 2014 and 2013, the Company's investment in affiliates was comprised of the following (in thousands):

	2014	2013
Investment in OCC	$333	$333
Investment in Signal Trading	11,900	11,130
Investment in IPXI	118	3,118
Investment in CBSX	—	—
Investment in Affiliates	$12,351	$14,581
The Company holds a 20% investment in OCC which is accounted for under the cost-method of accounting for investments because of the Company's inability to exercise significant influence.
In May 2010, CBOE acquired a 50% interest in Signal Trading from FlexTrade Systems, Inc. ("FlexTrade"). The joint venture develops and markets a multi-asset front-end order entry system, known as "Pulse," which has a particular emphasis on options trading. The Company assists in the development of the terminals and provides marketing services to the joint venture, which is accounted for under the equity method. We account for the investment in Signal Trading under the equity method due to the substantive participating rights provided to the other limited liability company member, FlexTrade. In the twelve months ended December 31, 2014, the Company recorded contributions to and equity losses in Signal Trading of $2.0 million and $1.2 million, respectively.
The Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired a 10.0% interest in IPXI Holdings, LLC ("IPXI") for $2.5 million. The Company contributed an additional $0.6 million in October 2013. In December 2014, the Company recorded an impairment charge of $3.0 million. The impairment was the result of an additional investment in IPXI by an investor at a fair value significantly lower than our original investment. Our investment and equity interest in IPXI as of December 31, 2014 were $0.1 million and approximately 5.0%, respectively.
The Company currently holds a 49.96% equity interest in CBSX in return for non-cash property contributions. CBSX, which is not a self-regulatory organization, is a stock trading facility of CBOE. CBSX ceased trading operations on April 30, 2014. CBOE is responsible for the compliance and regulation of the CBSX marketplace. In addition, the Company has a services agreement under which it provides financial, accounting and technology support.
4. RELATED PARTIES
The Company collected transaction and other fees of $687.5 million, $610.3 million and $544.3 million in the years ended December 31, 2014, 2013 and 2012, respectively, by drawing on accounts of CBOE and C2 market participants held at OCC. The amounts collected by OCC for CBOE included $121.4 million, $99.7 million and $96.1 million of marketing fees during the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, the Company collected transaction and other fees of $84.7 million and $65.7 million in the years ended December 31, 2014 and 2013, respectively, by drawing on accounts of CFE market participants held at OCC. In 2012, CFE collections were included in CBOE and C2 collections. The Company had a receivable due from OCC of $59.8 million and $48.6 million at December 31, 2014 and 2013, respectively.
OPRA is a limited liability company consisting of representatives of the member exchanges and is authorized by the SEC to provide consolidated options information. This information is provided by the exchanges and is sold to market data vendors, outside news services and customers. OPRA's operating income is distributed among the exchanges based on their relative volume of total cleared options transactions. The Company's share of OPRA operating income was $15.1 million, $12.9 million and $15.0 million during the years ended December 31, 2014, 2013 and 2012, respectively. The Company had a receivable from OPRA of $4.2 million and $3.9 million at December 31, 2014 and 2013, respectively.
The Company incurred re-billable expenses on behalf of CBSX for expenses such as employee costs, computer equipment and software of $2.4 million, $4.6 million and $3.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included as a reduction of the underlying expenses. The Company had a receivable from

CBSX of $0.4 million at December 31, 2013, respectively. CBSX ceased trading operations on April 30, 2014, therefore, we did not have a material receivable balance at December 31, 2014.
Options Regulatory Surveillance Authority ("ORSA") is responsible for conducting insider trading investigations related to options on behalf of all options exchanges. CBOE through December 2014 was the Regulatory Services Provider under a plan entered into by the options exchanges and approved by the SEC to administer ORSA. Effective January 1, 2015, the ORSA policy committee delegated the operation of the ORSA Plan facility to FINRA, and FINRA became the service provider under the Regulatory Services Agreement. During the year, the Company incurred re-billable expenses on behalf of ORSA for expenses such as employee costs, occupancy and operating systems of $2.7 million, $2.3 million and $2.1 million, during the years ended December 31, 2014, 2013 and 2012, respectively. These amounts were included as a reduction of the underlying expenses. The Company had a receivable due from ORSA of $1.2 million and $1.2 million at December 31, 2014 and 2013, respectively.
5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
At December 31, 2014 and 2013, accounts payable and accrued liabilities consisted of the following (in thousands):

	2014	2013
Compensation and benefit related liabilities	$23,032	$22,193
Royalties	17,624	13,512
Accounts payable	2,779	4,219
Facilities	1,942	1,824
Legal	1,355	1,602
Market Linkage	1,183	1,157
Purchase of unrestricted common stock (1)	1,159	1,937
Other	9,492	6,514
Total	$58,566	$52,958

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
As of December 31, 2014 and 2013, amounts assessed by the Company on behalf of others included in current assets totaled $10.7 million and $8.9 million, respectively, and payments due to others included in current liabilities totaled $11.2 million and $9.4 million, respectively.
7. DEFERRED REVENUE
The following tables summarize the activity in deferred revenue for the years ended December 31, 2014 and 2013.

(in thousands)	Balance at December 31, 2013	Cash Additions	Revenue Recognition	Balance at December 31, 2014
Liquidity provider sliding scale	$—	$15,800	$(15,800)	$—
Other, net	1,100	11,429	(10,541)	1,988
Total deferred revenue	$1,100	$27,229	$(26,341)	$1,988

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2014, 2013 and 2012

(in thousands)	Balance at December 31, 2012		Cash Additions	Revenue Recognition	Balance at December 31, 2013
Liquidity provider sliding scale	$		$29,232	$(29,232)	$—
Other, net	1,084		7,348	(7,332)	1,100
Total deferred revenue		$1,084	$36,580	$(36,564)	$1,100

Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and receive reduced fees based on the achievement of certain volume thresholds within a month. The prepayment of 2014 and 2013 transaction fees totaled $15.8 million and $29.2 million, respectively. These amounts were amortized and recorded as transaction fees over the respective twelve month periods.

8. EMPLOYEE BENEFITS
Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan ("SMART Plan"). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The Company contributed $4.5 million, $4.0 million and $3.9 million to the SMART Plan for each of the years ended December 31, 2014, 2013 and 2012, respectively.
Eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Each plan is a defined contribution plan that is non-qualified by Internal Revenue Code regulations. The Company contributed $1.5 million, $1.6 million and $1.4 million to the above plans for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company has a post-retirement medical plan for certain former members of senior management. The Company recorded immaterial post-retirement benefits expense for the years ended December 31, 2014, 2013 and 2012, resulting from the amortization of service costs and actuarial expense included in accumulated other comprehensive loss at December 31, 2014, 2013 and 2012.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2014, 2013 and 2012

9. INCOME TAXES
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax rate, net of federal income tax effect	3.5	3.6	4.8
Section 199 deductions	(1.7)	(2.1)	(7.5)
Other, net	1.9	1.5	2.8
Effective income tax rate	38.7%	38.0%	35.1%
During the twelve months ended December 31, 2012, the Company filed amended returns for 2008, 2009 and 2010 and completed its return for 2011 and recognized, as a discrete item, in the aggregate, a $12.9 million net benefit for a Section 199 deduction for U.S. production activities which encompasses all personal property, including computer software for prior year periods.
The components of income tax expense for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Current:
Federal	$95,946	$93,844	$65,054
State	24,327	20,958	20,597
Total current	120,273	114,802	85,651
Deferred:
Federal	1,955	(4,636)	406
State	(2,245)	(2,509)	(901)
Total deferred	(290)	(7,145)	(495)
Total	$119,983	$107,657	$85,156
At December 31, 2014 and 2013, the net deferred income tax liability is as follows (in thousands):

	2014	2013
Deferred tax assets	$26,962	$25,144
Deferred tax liabilities	(40,639)	(38,889)
Net deferred income tax liability	$(13,677)	$(13,745)

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2014, 2013 and 2012

The tax effect of temporary differences giving rise to significant portions of deferred tax assets and liabilities at December 31, 2014 and 2013 are presented below (in thousands):

	2014	2013
Deferred tax assets:
Intangibles	$44	$50
Accrued compensation and benefits	9,347	11,233
Property, equipment and technology, net	596	697
Investment in affiliates	6,325	6,158
Other	10,650	7,006
Total deferred tax assets	26,962	25,144
Deferred tax liabilities:
Property, equipment and technology, net	(37,851)	(36,180)
Investment in affiliates	(1,696)	(1,683)
Prepaid	(1,080)	(1,027)
Other	(12)	1
Total deferred tax liabilities	(40,639)	(38,889)
Net deferred tax liabilities	$(13,677)	$(13,745)
The net deferred tax liabilities are classified as long-term liabilities in the Consolidated Balance Sheets at December 31, 2014 and 2013.
A reconciliation of the beginning and ending uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

	2014	2013	2012
Balance as of January 1	$26,745	$19,493	$12,185
Gross increases on tax positions in prior period	2,828	549	3,401
Gross decreases on tax positions in prior period	(1,053)	(18)	(833)
Gross increases on tax positions in current period	8,113	7,270	4,740
Lapse of statute of limitations	(1,204)	(549)	—
Balance as of December 31	$35,429	$26,745	$19,493
As of December 31, 2014, 2013 and 2012, the Company had $35.4 million, $26.7 million and $19.5 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $15.9 million, not including any potential new additions.
Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company's consolidated statements of income and were $2.1 million, $1.8 million and $0.6 million for the periods ended December 31, 2014, 2013 and 2012, respectively. Accrued interest and penalties were $5.3 million, $3.2 million and $1.4 million as of December 31, 2014, 2013 and 2012, respectively.
The Company is subject to U.S. federal tax, Illinois, New Jersey, and New York state taxes and Washington, D.C. taxes, as well as taxes in other local jurisdictions. The Company has open tax years from 2007 on for New York, 2008 on for Federal, 2010 on for New Jersey, and 2011 on for Illinois and Washington, D.C. The Internal Revenue Service is currently auditing 2010 and is looking at specific line items from 2008 to 2013 due to the filing by the Company of amended returns containing the recognition of certain credits and deductions. The Illinois Department of Revenue has informed the Company they will be auditing 2011 and 2012 tax years, the New York State Department of Taxation and Finance is currently auditing the 2007 through 2012 tax years and the New Jersey Division of Taxation is currently auditing the 2010 through 2012 tax years.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2014, 2013 and 2012

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
The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2014 and 2013. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$135,000	—	—	$135,000
Total assets at fair value at December 31, 2014	$135,000	$—	$—	$135,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$207,000	—	—	$207,000
Total assets at fair value at December 31, 2013	$207,000	$—	$—	$207,000

The Company, through DerivaTech Corporation, a wholly-owned subsidiary, acquired a 10.0% interest in IPXI Holdings, LLC ("IPXI") for $2.5 million. The Company contributed an additional $0.6 million in October 2013. The investment, measured at fair value on a non-recurring basis, is classified as level 3 as the fair value was based on both observable and unobservable inputs. In December 2014, the Company recorded an impairment charge of $3.0 million. The impairment was the result of an additional investment in IPXI by an investor at a fair value significantly lower than our original investment. Our investment and equity interest in IPXI as of December 31, 2014 were valued at $0.1 million and approximately 5.0%, respectively.

11. COMMITMENTS AND CONTINGENCIES
As of December 31, 2014, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2014, 2013 and 2012

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

As of December 31, 2014, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.
Patent Litigation
ISE -- QRM
On November 12, 2012, CBOE brought suit against International Securities Exchange, LLC ("ISE") in the United States District Court for the Northern District of Illinois alleging that ISE infringes three of its patents (United States Patent Nos. 7,356,498; 7,980,457; and 8,266,044 (the “QRM patents”)) related to quote risk monitor ("QRM") technology. CBOE has requested injunctive relief and monetary damages. On February 20, 2013, the court ruled that the case be transferred to the United States District Court for the Southern District of New York.  On October 31, 2013, the court stayed the litigation pending resolution of Covered Business Method ("CBM") Patent Reviews at the United States Patent and Trademark Office ("USPTO") that ISE had petitioned for. On March 4, 2014, the USPTO instituted CBM Patent Reviews on CBOE’s three QRM patents. In the CBM Patent Reviews, ISE has alleged that CBOE’s three QRM patents are invalid because they are directed to subject matter that is not eligible for patent protection. On May 22, 2014, the USPTO instituted Inter Parties Review (“IPR”) Proceedings, which ISE had petitioned for, on some but not all claims of two of CBOE’s QRM patents (United States Patent Nos. 7,356,498 and 7,980,457).  In the IPR Proceedings, ISE has alleged that claims of two of CBOE’s QRM patents are invalid because they are directed to subject matter that is either anticipated or obvious in view of the prior art. Both the CBM Patent Reviews and IPR Proceedings are adjudicated by the Patent Trial and Appeal Board of the USPTO.

Lanier Litigation

On May 23, 2014, Harold R. Lanier sued 14 securities exchanges, including CBOE, in the United States District Court for the Southern District of New York on behalf of himself and a putative class consisting of all persons in the United States who entered into contracts to receive market data through certain data plans at any time since May 19, 2008 to the present.  The complaint alleges that the market data provided under the CQ Plan and CTA Plans was inferior to the data that the exchanges provided to those that directly receive other data from the exchanges, which the plaintiffs allege is a breach of their “subscriber contracts” and a violation of the exchanges’ obligations under the CQ and CTA Plans.  The plaintiffs seek monetary and injunctive relief.  On May 30, 2014, Mr. Lanier filed two additional suits in the same Court, alleging substantially the same claims and requesting for the same types of relief against the exchanges who participate in the UTP and the OPRA data plans.  CBOE is a defendant in each of these suits, while C2 is only a defendant in the suit regarding the OPRA Plan.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2014, 2013 and 2012

Other
As a self-regulatory organization under the jurisdiction of the SEC, with respect to CBOE and C2, and as a designated contract market under the jurisdiction of the CFTC, with respect to CFE, we are subject to routine reviews and inspections by the SEC and the CFTC.
We are also currently a party to various other legal proceedings in addition to those already mentioned. Management does not believe that the outcome of any of these other reviews, inspections or other legal proceedings will have a material impact on our consolidated financial position, results of operations or cash flows.
Leases and Other Obligations
The Company leases facilities with lease terms remaining from 8 months to 31 months as of December 31, 2014. Total rent expense related to these lease obligations, reflected in data processing and facilities costs line items on the Consolidated Statements of Income, for the years ended December 31, 2014, 2013 and 2012 were $3.8 million, $3.0 million and $3.5 million, respectively. Future minimum payments for our operating leases and contractual obligations are as follows at December 31, 2014 (in thousands):

Year	Operating Leases	Contractual Obligations	Total
2015	$2,811	18,157	$20,968
2016	2,628	20,463	23,091
2017	696	23,057	23,753
2018	—	20,070	20,070
2019	—	20,084	20,084
Total	$6,135	$101,831	$107,966

12. STOCK-BASED COMPENSATION
Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.
The board amended and restated the CBOE Holdings, Inc. Long Term Incentive Plan (the "LTIP"), effective upon receiving stockholder approval, which was received at the May 17, 2011 annual meeting of stockholders. The LTIP provides that an aggregate of 4,248,497 shares of the Company's common stock are reserved for issuance to participants under the LTIP.
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
On February 19, 2014, the Company granted awards that covered 206,192 shares of stock, consisting of 45,168 shares of restricted stock and 161,024 restricted stock units ("RSUs"), each of which entitles the holders to one share of common stock upon vesting, to certain officers and employees at a fair value of $55.35 per share. The RSUs vest ratably over three years, with one-third vesting on each anniversary of the grant date, and vesting accelerates upon the occurrence of a change in control. Unvested restricted stock units will be forfeited if the officer or employee leaves the company prior to the applicable vesting date, except in limited circumstances. The restricted stock units have no voting rights but are able to participate in the payment of dividends.
In addition, on February 19, 2014, the Company granted 47,470 RSUs that are contingent on the achievement of performance conditions including 23,735 at a fair value of $55.35 per RSU related to earnings per share during the performance period and 23,735 RSUs at a fair value of $77.00 per RSU, related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return RSUs

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2014, 2013 and 2012

which incorporated the following assumptions: risk free interest rate (0.69%), three-year volatility (24.8%) and three-year correlation with S&P 500 Index (0.56). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of our common stock. The vesting period for the shares contingent on the achievement of performance is three years. For each of the performance awards, the RSU will be settled in shares of our common stock following vesting of the restricted stock unit assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change of control of the Company or in the event of a participant’s earlier death, disability or qualified retirement. Participants shall have no voting rights with respect to shares until the issuance of the shares of stock. Dividends are accrued by the Company and will be paid once the RSUs contingent on the achievement of performance conditions vest.
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
For the years ended December 31, 2014, 2013 and 2012, the Company recognized $15.6 million, $20.8 million and $12.3 million, respectively, of stock-based compensation expense related to restricted stock. For the twelve months ended December 31, 2014, 2013 and 2012, the Company recorded $2.5 million, $4.0 million and $0.3 million, respectively, to recognize accelerated stock-based compensation. The accelerated stock-based compensation expense, in 2014 and 2013, is primarily for certain executives due to provisions contained in their employment arrangements and, in 2012, departures from the board of directors.
The activity in the Company's restricted stock, restricted stock units and performance shares for the year ended December 31, 2014 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2014	708,221	$33.41
Granted	271,902	56.84
Vested	(553,639)	33.26
Forfeited	(11,735)	42.05
Unvested restricted stock at December 31, 2014	414,749	$46.44
As of December 31, 2014, the Company had unrecognized stock-based compensation expense of $12.3 million related to outstanding restricted stock. The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 1.4 years. The Company is projecting a forfeiture rate in the range of 2% to 5%. The total fair value of shares vested during the year ended December 31, 2014 was $18.4 million.
13. NET INCOME PER COMMON SHARE
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

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2014, 2013 and 2012

The following table reconciles net income applicable to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the for the years ended December 31, 2014, 2013 and 2012:

(in thousands, except per share amounts)	2014	2013	2012
Basic EPS Numerator:
Net Income	$189,714	$175,999	$157,395
Less: Earnings allocated to participating securities	(1,322)	(2,136)	(2,141)
Net Income allocated to common stockholders	$188,392	$173,863	$155,254
Basic EPS Denominator:
Weighted average shares outstanding	85,406	87,331	87,460
Basic net income per common share	$2.21	$1.99	$1.78
Diluted EPS Numerator:
Net Income	$189,714	$175,999	$157,395
Less: Earnings allocated to participating securities	(1,322)	(2,136)	(2,141)
Net Income allocated to common stockholders	$188,392	$173,863	$155,254
Diluted EPS Denominator:
Weighted average shares outstanding	85,406	87,331	87,460
Dilutive common shares issued under restricted stock program	—	—	—
Diluted net income per common share	$2.21	$1.99	$1.78

For the periods presented, the Company did not have shares of restricted stock or restricted stock units that would have an anti-dilutive effect on the computation of diluted net income per common share.
14. QUARTERLY DATA (unaudited)

Year ended December 31, 2014 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$157,885	$143,942	$148,910	$166,488	$617,225
Operating expenses	75,847	74,226	73,826	79,525	303,424
Operating income	82,038	69,716	75,084	86,963	313,801
Net income	$49,024	$42,981	$48,366	$49,342	$189,714
Net income allocated to common stockholders	$48,528	$42,598	$48,146	$49,119	$188,392
Diluted—net income per share to common stockholders	$0.56	$0.50	$0.57	$0.58	$2.21

Year ended December 31, 2013 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$142,705	$150,772	$136,743	$141,830	$572,050
Operating expenses	73,275	75,414	68,316	69,231	286,236
Operating income	69,430	75,358	68,427	72,599	285,814
Net income	$42,373	$46,161	$41,356	$46,110	$175,999
Net income allocated to common stockholders	$41,789	$45,477	$40,955	$45,643	$173,863
Diluted—net income per share to common stockholders	$0.48	$0.52	$0.47	$0.52	$1.99

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2014, 2013 and 2012

•	In the first quarter of 2014, the Company recorded accelerated stock-based compensation expense of $2.5 million for certain executives due to provisions contained in their employment arrangements.

•	In the fourth quarter of 2014, the Company recorded $1.9 million in severance resulting from the outsourcing of certain regulatory services to FINRA.

•	In the fourth quarter of 2014, the Company recorded a $3.0 million impairment of the investment in IXPI.

•	In the first quarter of 2013, the Company recorded accelerated stock-based compensation expense of $3.2 million for certain executives due to provisions contained in their employment arrangements.

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

15. SUBSEQUENT EVENTS
On February 4, 2015, the Company's board of directors declared a quarterly cash dividend of $0.21 per share. The dividend is payable on March 20, 2015 to stockholders of record at the close of business on February 27, 2015.
On February 19, 2015, the Company granted 205,030 restricted stock units to certain officers and employees at a fair value of $61.96 per share, the closing price of the Company's stock on the grant date. The shares have a three year vesting period based on achievement of certain service, performance and/or market conditions and vesting accelerates upon the occurrence of a change in control of the Company or in the event of earlier death, disability or qualified retirement.

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
b)   Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 56.
There were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Not applicable

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our executive officers is included on pages 17 of this Annual Report on Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders to be held on May 21, 2015, which will be filed within 120 days of the end of our fiscal year ended December 31, 2014 ("2015 Proxy Statement") and is incorporated herein by reference.
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
Item 11.    Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be in the 2015 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2015 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2015 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report
(1)   Financial Statements
Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this report are included in this Annual Report on Form 10-K beginning at page 53. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements
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
10.6
Amendment No. 5 to the S&P License Agreement, dated March 1, 2003, incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.7
Amended and Restated Amendment No. 6 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.7 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.8
Amended and Restated Amendment No. 7 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.9
Amendment No. 8 to the S&P License Agreement, dated January 9, 2005, incorporated by reference to Exhibit 10.9 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.10
Amendment No. 10 to the S&P License Agreement, dated June 19, 2009, incorporated by reference to Exhibit 10.10 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.11
Amendment No. 11 to the S&P License Agreement, dated as of April 29, 2010, incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on May 11, 2010.+

10.12
Chicago Board Options Exchange, Incorporated Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.13
Chicago Board Options Exchange, Incorporated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.14
Chicago Board Options Exchange, Incorporated Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.15
Amendment No. 1 to the Chicago Board Options Exchange, Incorporated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34774) filed on November 12, 2010.*

10.16
Amended and Restated Employment Agreement, effective December 31, 2009, by and between the Chicago Board Options Exchange, Incorporated and William J. Brodsky, incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on March 11, 2010.*

10.17
Amended and Restated CBOE Holdings, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-165393) filed on June 11, 2010.*

10.18
Form of Restricted Stock Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34774) filed on June 11, 2010.*

10.19
Form of Restricted Stock Award Agreement (for Non-employee Directors), incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34774) filed on June 11, 2010.*

10.20
Amended and Restated CBOE Holdings, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 12, 2012.*

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
10.23
Amendment No. 1, dated August 22, 2011, to the Amended and Restated License Agreement, dated September 29, 2006, by and between CME Group Index Services LLC (as successor-in-interest to Dow Jones & Company, Inc.) and the Chicago Board Options Exchange, Incorporated, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-34774) filed on November 9, 2011.+

10.24
Transition Agreement, by and among CBOE Holdings, Inc., Chicago Board Options Exchange, Incorporated and William J. Brodsky, dated December 11, 2012, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 12, 2012.*

10.25
Amended and Restated Employment Agreement, by and among CBOE Holdings, Inc., Chicago Board Options Exchange, Incorporated and Edward T. Tilly, dated December 11, 2012, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 12, 2012.*

10.26
Amendment No. 12, to the S&P License Agreement, dated March 9, 2013, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File no. 001-34774) filed on May 7, 2013. +

10.27
Form of Restricted Stock Unit Award Agreement (for Executive Officers) under the Amended and Restated CBOE Holdings, Inc. Long-term Incentive Plan, incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34774) filed on February 21, 2014.*

10.28
Form of Restricted Stock Unit Award Agreement (relative total shareholder return) under the Amended and Restated CBOE Holdings, Inc. Long-term Incentive Plan, incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34774) filed on February 21, 2014.*

10.29
Form of Restricted Stock Unit Award Agreement (earnings per share) under the Amended and Restated CBOE Holdings, Inc. Long-term Incentive Plan, incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34774) filed on February 21, 2014.*

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
Edward T. Tilly Chief Executive Officer
Date: February 20, 2015
POWERS OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward T. Tilly, as attorney-in-fact and agent, with full power of substitution and re-substitution, to sign on his or her behalf, individually and in any and all capacities, including the capacities stated below, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2014 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ EDWARD T. TILLY	Chief Executive Officer and Director	February 20, 2015
Edward T. Tilly	(Principal Executive Officer)

/s/ ALAN J. DEAN	Executive Vice President, Chief Financial Officer and Treasurer	February 20, 2015
Alan J. Dean	(Principal Financial Officer)

/s/ DAVID S. REYNOLDS	Vice President and Chief Accounting Officer	February 20, 2015
David S. Reynolds	(Principal Accounting Officer)

/s/ WILLIAM J. BRODSKY	Chairman	February 20, 2015
William J. Brodsky

/s/ JAMES R. BORIS	Director	February 20, 2015
James R. Boris

/s/ FRANK E. ENGLISH, JR.	Director	February 20, 2015
Frank E. English, Jr.

/s/ EDWARD J. FITZPATRICK	Director	February 20, 2015
Edward J. Fitzpatrick

SIGNATURE	TITLE	DATE

/s/ JANET P. FROETSCHER	Director	February 20, 2015
Janet P. Froetscher

/s/ JILL R. GOODMAN	Director	February 20, 2015
Jill R. Goodman

/s/ R. EDEN MARTIN	Director	February 20, 2015
R. Eden Martin

/s/ RODERICK A. PALMORE	Director	February 20, 2015
Roderick A. Palmore

/s/ SUSAN M. PHILLIPS	Director	February 20, 2015
Susan M. Phillips

/s/ SAMUEL K. SKINNER	Director	February 20, 2015
Samuel K. Skinner

/s/ CAROLE E. STONE	Director	February 20, 2015
Carole E. Stone

/s/ EUGENE S. SUNSHINE	Director	February 20, 2015
Eugene S. Sunshine