Form 10-Q
period 2015-03-31
CBOE Holdings, Inc.
filed 2015-05-06
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of unrestricted common stock, as of the latest practicable date:

Class	April 24, 2015
Unrestricted Common Stock, par value $0.01	83,473,311 shares

CBOE HOLDINGS, INC.

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"CBOE Holdings," "we," "us," "our" or "the Company" refers to CBOE Holdings, Inc. and its subsidiaries.

•	"CBOE" refers to Chicago Board Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"C2" refers to C2 Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFE" refers to CBOE Futures Exchange, LLC, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.

•	"FASB" refers to the Financial Accounting Standards Board.

•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.

•	"OPRA" refers to the Options Price Reporting Authority, which is a limited liability company of member exchanges and is authorized by the SEC to provide consolidated options information.

•	"Our exchanges" refers to CBOE, C2 and CFE.

•	"SEC" refers to the U.S. Securities and Exchange Commission.

•	"SPX" refers to our S&P 500 Index exchange-traded options products.

•	"VIX" refers to the CBOE Volatility Index methodology.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as "may," "might," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this report." These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from that expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC.
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
Some factors that could cause actual results to differ include:

•	the loss of our right to exclusively list and trade certain index options and futures products;

•	increasing price competition in our industry;

•	compliance with legal and regulatory obligations, including our obligations under the Consent Order;

•	decreases in trading volumes or a shift in the mix of products traded on our exchanges;

•	legislative or regulatory changes;

•	increasing competition by foreign and domestic entities;

•	our dependence on third party service providers;

•	our index providers ability to perform under our agreements;

•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;

•	our ability to accommodate trading volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;

•	our ability to protect our systems and communication networks from security risks, including cyber-attacks;

•	the accuracy of our estimates and expectations;

•	economic, political and market conditions;

•	our ability to maintain access fee revenues;

•	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;

•	our ability to attract and retain skilled management and other personnel;

•	our ability to manage our growth effectively; and

•	the ability of our compliance and risk management methods to effectively monitor and manage our risks.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
	(unaudited)
Operating Revenues:
Transaction fees	$98,723	$112,790
Access fees	13,686	15,232
Exchange services and other fees	9,728	9,492
Market data fees	8,012	7,158
Regulatory fees	8,382	9,857
Other revenue	4,308	3,356
Total Operating Revenues	142,839	157,885
Operating Expenses:
Compensation and benefits	25,439	33,374
Depreciation and amortization	10,402	8,604
Technology support services	5,325	4,721
Professional fees and outside services	11,950	7,378
Royalty fees	14,150	15,902
Order routing	787	1,126
Travel and promotional expenses	2,501	1,987
Facilities costs	1,384	1,313
Other expenses	1,348	1,442
Total Operating Expenses	73,286	75,847
Operating Income	69,553	82,038
Other Income/(Expense):
Investment income	51	14
Net loss from investment in affiliates	(81)	(509)
Impairment of advance to affiliate	(246)	—
Total Other Income/(Expense)	(276)	(495)
Income Before Income Taxes	69,277	81,543
Income tax provision	27,018	32,519
Net Income	42,259	49,024
Net Income Allocated to Participating Securities	(180)	(496)
Net Income Allocated to Common Stockholders	$42,079	$48,528
Net Income Per Share Allocated to Common Stockholders:
Basic	$0.50	$0.56
Diluted	0.50	0.56
Weighted average shares used in computing income per share:
Basic	83,956	86,453
Diluted	83,956	86,453

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
(in thousands)	2015	2014
	(unaudited)
Net Income	$42,259	$49,024

Comprehensive Income (Loss) - net of tax:
Post-retirement benefit obligation	(181)	315

Comprehensive Income	42,078	49,339
Comprehensive Income allocated to participating securities	(180)	(496)
Comprehensive Income allocated to common stockholders	$41,898	$48,843

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2015 and December 31, 2014

(in thousands, except share amounts)	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$137,558	$147,927
Accounts receivable—net allowances of 2015 - $298 and 2014 - $285	51,986	58,386
Marketing fee receivable	8,789	10,697
Income taxes receivable	1,120	21,503
Other prepaid expenses	8,588	4,622
Other current assets	1,344	972
Total Current Assets	209,385	244,107
Investments in and Advances to Affiliates	42,740	12,351
Land	4,914	4,914
Property and Equipment:
Construction in progress	—	—
Building	68,117	68,019
Furniture and equipment	285,223	286,723
Less accumulated depreciation and amortization	(290,615)	(287,886)
Total Property and Equipment—Net	62,725	66,856
Other Assets:
Software development work in progress	11,337	7,817
Data processing software and other assets (less accumulated amortization—2015, $167,925; 2014, $163,486)	44,696	47,856
Total Other Assets—Net	56,033	55,673
Total	$375,797	$383,901
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$44,593	$58,566
Marketing fee payable	9,320	11,236
Deferred revenue and other liabilities	14,073	1,988
Post-retirement benefit obligation - current	72	101
Income tax payable	2,654	1,774
Total Current Liabilities	70,712	73,665
Long-term Liabilities:
Post-retirement benefit obligation - long-term	1,938	1,612
Income tax liability	41,932	40,683
Other long-term liabilities	3,312	4,197
Deferred income taxes	14,168	13,677
Total Long-term Liabilities	61,350	60,169
Commitments and Contingencies
Total Liabilities	132,062	133,834
Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 or December 31, 2014	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 92,717,568 issued and 83,701,811 outstanding at March 31, 2015; 92,569,189 issued and 84,114,475 outstanding at December 31, 2014	927	926
Additional paid-in-capital	113,960	110,112
Retained earnings	496,539	472,005
Treasury stock at cost – 9,015,757 shares at March 31, 2015 and 8,454,714 shares at December 31, 2014	(366,821)	(332,287)
Accumulated other comprehensive loss	(870)	(689)
Total Stockholders’ Equity	243,735	250,067
Total	$375,797	$383,901
 See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2015
(Unaudited)

(in thousands)	Preferred Stock	Unrestricted Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—January 1, 2015	$—	$926	$110,112	$472,005	$(332,287)	$(689)	$250,067
Cash dividends on common stock				(17,725)			(17,725)
Stock-based compensation			2,655				2,655
Excess tax benefits from stock-based compensation plan			1,194				1,194
Issuance of vested restricted stock granted to employees		1	(1)				—
Purchase of unrestricted common stock from employees to fulfill employee tax obligations					(3,119)		(3,119)
Purchase of unrestricted stock under announced program					(31,415)		(31,415)
Net income				42,259			42,259
Post-retirement benefit obligation adjustment—net of tax benefit $110						(181)	(181)
Balance—March 31, 2015	$—	$927	$113,960	$496,539	$(366,821)	$(870)	$243,735

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015 and 2014

	Three Months Ended
(in thousands)	March 31, 2015	March 31, 2014
	(unaudited)
Cash Flows from Operating Activities:
Net income	$42,259	$49,024
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10,402	8,604
Other amortization	11	18
Provision for deferred income taxes	601	25
Stock-based compensation	2,655	6,913
Loss on disposition of property	170	253
(Gain)/Loss on investment in affiliate	(37)	509
Impairment of investment in affiliate	118	—
Change in assets and liabilities:
Accounts receivable	6,154	(7,968)
Marketing fee receivable	1,908	(1,307)
Income taxes receivable	20,383	21,307
Prepaid expenses	(3,966)	(3,264)
Other current assets	(372)	1,795
Accounts payable and accrued expenses	(13,239)	(12,342)
Marketing fee payable	(1,916)	1,301
Deferred revenue and other liabilities	11,200	13,045
Post-retirement benefit obligations	(5)	(7)
Income tax liability	1,249	2,346
Income tax payable	880	8,064
Net Cash Flows provided by Operating Activities	78,455	88,316
Cash Flows from Investing Activities:
Capital and other assets expenditures	(7,536)	(12,172)
Investment in and advances to affiliates	(30,469)	(500)
Other	246	—
Net Cash Flows used in Investing Activities	(37,759)	(12,672)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(17,725)	(15,727)
Payment of special dividend	—	(43,831)
Excess tax benefit from stock-based compensation	1,194	765
Purchase of unrestricted common stock from employees	(3,119)	(1,990)
Purchase of unrestricted common stock under announced program	(31,415)	(37,137)
Net Cash Flows used in Financing Activities	(51,065)	(97,920)
Net Decrease in Cash and Cash Equivalents	(10,369)	(22,276)
Cash and Cash Equivalents at Beginning of Period	147,927	221,341
Cash and Cash Equivalents at End of Period	$137,558	$199,065
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,695	$10
Non-cash activities:
Unpaid liability to acquire equipment and software	2,034	3,835

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2015 and 2014
(Unaudited)

NOTE 1 —DESCRIPTION OF BUSINESS
CBOE Holdings, Inc. is the holding company for Chicago Board Options Exchange, Incorporated, CBOE Futures Exchange, LLC, C2 Options Exchange, Incorporated and other subsidiaries.
The Company's principal business is operating markets that offer for trading options on various market indexes (index options) and futures contracts, mostly on an exclusive basis, as well as on non-exclusive "multiply-listed" options, such as options on the stocks of individual corporations (equity options) and options on other exchange-traded products (ETP options), such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options). The Company operates three stand-alone exchanges, but reports the results of its operations in one reporting segment.
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
Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the ASU provides guidance on accounting for certain revenue-related costs including when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is in the process of evaluating this guidance, though we do not expect it will materially impact our consolidated balance sheets, statements of income, comprehensive income or cash flows.

NOTE 2 — BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and reported amounts of revenues and expenses. On an ongoing basis, management evaluates its estimates based upon historical experience, observance of trends, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

We have updated certain line item descriptions on our condensed consolidated statement of income. The table below highlights the changes:

Prior description	Current description
Employee costs	Compensation and benefits
Data processing	Technology support services
Outside services	Professional fees and outside services
Trading volume incentives	Order routing

Excluding the change in line item descriptions, there have been no other material changes in the manner or basis for presenting the items.

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

Under the program, for the three months ended March 31, 2015, the Company repurchased 510,951 shares of unrestricted common stock at an average cost per share of $61.48, totaling $31.4 million.

Since inception of the program through March 31, 2015, the Company has repurchased 8,366,021 shares of unrestricted common stock at an average cost per share of $40.85, totaling $341.8 million.

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
The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Basic EPS Numerator:
Net Income	$42,259	$49,024
Less: Earnings allocated to participating securities	(180)	(496)
Net Income allocated to common stockholders	$42,079	$48,528
Basic EPS Denominator:
Weighted average shares outstanding	83,956	86,453
Basic net income per common share	$0.50	$0.56

Diluted EPS Numerator:
Net Income	$42,259	$49,024
Less: Earnings allocated to participating securities	(180)	(496)
Net Income allocated to common stockholders	$42,079	$48,528
Diluted EPS Denominator:
Weighted average shares outstanding	83,956	86,453
Dilutive common shares issued under restricted stock program	—	—
Diluted net income per common share	$0.50	$0.56

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
On February 19, 2015, the Company granted 158,661 restricted stock units ("RSUs"), each of which entitles the holders to one share of common stock upon vesting, to certain officers and employees at a fair value of $61.96 per share. The RSUs vest ratably over three years, with one-third vesting on each anniversary of the grant date, and vesting accelerates upon the occurrence of a change in control. Unvested restricted stock units will be forfeited if the officer or employee leaves the company prior to the applicable vesting date, except in limited circumstances. The restricted stock units have no voting rights but are able to participate in the payment of dividends.

In addition, on February 19, 2015, the Company granted 45,932 RSUs contingent on the achievement of performance conditions including 22,966 RSUs, at a fair value of $61.96 per RSU, related to earnings per share during the performance period and 22,966 RSUs, at a fair value of $74.00 per RSU, related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return RSUs which incorporated the following assumptions: risk free interest rate (1.02%), three-year volatility (19.9%) and three-year correlation with S&P 500 Index (0.44). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of our common stock. The vesting period for the shares contingent on the achievement of performance is three years. For each of the performance awards, the restricted stock units will be settled in shares of our common stock following vesting of the restricted stock unit assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change of control of the Company or in the event of a participant’s earlier death or disability. Participants shall have no voting rights with respect to shares until the issuance of the shares of stock. Dividends are accrued by the Company and will be paid once the RSUs contingent on the achievement of performance conditions vest.

For the three months ended March 31, 2015 and 2014, the Company recognized $2.7 million and $6.9 million in stock-based compensation expense, respectively. The three months ended March 31, 2014 included $2.5 million of accelerated stock-based compensation expense for certain executives due to provisions contained in their employment arrangements. Stock-based compensation expense is included in employee costs in the condensed consolidated statements of income.

As of March 31, 2015, the Company had unrecognized stock-based compensation of $22.7 million.  The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 27.4 months.

The activity in the Company’s restricted stock and restricted stock units for the three months ended March 31, 2015 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2015	414,749	$46.44
Granted	204,593	63.31
Vested	(148,864)	41.78
Forfeited	(732)	52.97
Unvested at March 31, 2015	469,746	$48.29

NOTE 6 — INVESTMENTS IN AND ADVANCES TO AFFILIATES

At March 31, 2015 and December 31, 2014, the investments in affiliates were composed of the following (in thousands):

	March 31, 2015	December 31, 2014
Investment in OCC	$333	$333
Advance to OCC (1)	30,000	—
Investment in Signal Trading Systems, LLC	12,407	11,900
Investment in IPXI Holdings, LLC (2)	—	118
Investment in CBOE Stock Exchange, LLC (3)	—	—
Investments in and Advances to Affiliates	$42,740	$12,351

(1) In December 2014, OCC announced a newly formed capital plan. The OCC capital plan was designed to strengthen OCC's capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities (SIFMUs) as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC’s advance notice filing regarding the capital plan, and OCC and OCC’s existing exchange stockholders, which include CBOE, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders' equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million, if certain capital thresholds are breached. On March 3, 2015, in accordance with the plan, CBOE contributed $30 million to OCC. On March 6, 2015, OCC informed CBOE that the SEC had approved OCC's proposed rule filing for the capital plan. The SEC approval order was stayed on March 13, 2015 automatically as a result of the initiation of petitions to review the order. OCC has filed a motion to lift the automatic stay. If the plan does not go forward, OCC will return each exchange stockholder’s capital contribution with interest. The contribution has been recorded under investments in and advances to affiliates in the balance sheet at March 31, 2015.

(2) IPXI Holdings, LLC ceased operations on March 23, 2015.

(3) CBOE Stock Exchange, LLC ceased trading operations on April 30, 2014.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2015 and December 31, 2014, accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Compensation and benefit-related liabilities (1)	$8,014	$23,032
Royalties	12,315	17,624
Contract services (2)	7,488	2,335
Accounts payable	2,800	2,779
Purchase of unrestricted common stock (3)	2,246	1,159
Facilities	1,482	1,942
Legal	1,687	1,355
Market linkage	1,179	1,183
Other	7,382	7,157
Total	$44,593	$58,566

(1) For the period ended March 31, 2015, primarily reflects costs for 2015 incentive compensation expense and self-insurance expenses. Prior year primarily reflects 2014 annual incentive compensation expense which was paid in the first quarter of 2015.

(2) Reflects costs primarily for certain regulatory functions and contract programming work related to projects that are in process. For comparability purposes, contract services balances previously reflected in other as of December 31, 2014 have been included on this line.

(3) Reflects shares purchased at the end of the period that are not settled until three trading days after the trade occurs.

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

As of March 31, 2015 and December 31, 2014, amounts assessed by the Company on behalf of others included in current assets totaled $8.8 million and $10.7 million, respectively, and payments due to others included in current liabilities totaled $9.3 million and $11.2 million, respectively.

NOTE 9 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the three months ended March 31, 2015 (in thousands):

	Balance at December 31, 2014	Cash Additions	Revenue Recognition	Balance at March 31, 2015
Other – net	$1,988	$4,050	$(2,765)	$3,273
Liquidity provider sliding scale (1)	—	14,400	(3,600)	10,800
Total deferred revenue	$1,988	$18,450	$(6,365)	$14,073
(1)  Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and receive reduced fees based on the achievement of certain volume thresholds within a calendar month. The prepayment of 2015 transaction fees totaled $14.4 million. This amount is amortized and recorded ratably, as transaction fees, over the respective twelve month period.

NOTE 10 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Each plan is a defined contribution plan that is non-qualified under Internal Revenue Code. The Company contributed $1.1 million and $1.4 million to the defined contribution plans for the three months ended March 31, 2015 and 2014, respectively.

The Company has a post-retirement medical plan for former members of senior management. The Company recorded immaterial post-retirement benefits expense for the three months ended March 31, 2015 and 2014.

NOTE 11 — INCOME TAXES

For the three months ended March 31, 2015 and 2014, the Company recorded income tax provisions of $27.0 million and $32.5 million, respectively. The effective tax rate for the three months ended March 31, 2015 and 2014 was 39.0% and 39.9%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2015 primarily resulted from the recognition of a discrete tax charge in 2014, which accounted for the higher effective tax rate versus the first quarter of 2015.

As of March 31, 2015 and December 31, 2014, the Company had $35.8 million and $35.4 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions primarily from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $10.5 million, not including any potential new additions.

Estimated interest costs and penalties, which are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income, were $0.9 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. Accrued interest and penalties were $6.1 million and $5.3 million as of March 31, 2015 and December 31, 2014, respectively.

The Company is subject to U.S. federal tax, Illinois, New Jersey, and New York state taxes and Washington, D.C. taxes, as well as taxes in other local jurisdictions. The Company has open tax years from 2007 on for New York, 2008 on for Federal, 2010 on for New Jersey, 2011 on for Washington, D.C and 2013 on for Illinois. The Internal Revenue Service is currently auditing 2010 and is looking at specific line items from 2008 to 2013 due to the filing by the Company of amended returns containing the recognition of certain credits and deductions. The New York State Department of Taxation and Finance is currently auditing the 2007 through 2012 tax years and the New Jersey Division of Taxation is currently auditing the 2010 through 2012 tax years.

NOTE 12 — FAIR VALUE MEASUREMENTS

Fair value is the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$123,000	$—	$—	$123,000
Total assets at fair value at March 31, 2015	$123,000	$—	$—	$123,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$135,000	$—	$—	$135,000
Total assets at fair value at December 31, 2014	$135,000	$—	$—	$135,000

Our investment and equity interest in IPXI as of December 31, 2014 were valued at $0.1 million and approximately 5.0%, respectively. On March 23, 2015, IPXI ceased operations. In the three months ended March 31, 2015, we recorded an impairment of $0.1 million which represented our remaining investment balance.

NOTE 13 — LEGAL PROCEEDINGS

As of March 31, 2015, the end of the period covered by this report, the Company was subject to various legal proceedings and claims, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. For a description of each of these proceedings, please see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

The following information updates the legal proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2014.

ISE -- QRM

On November 12, 2012, CBOE brought suit against International Securities Exchange, LLC ("ISE") in the United States District Court for the Northern District of Illinois alleging that ISE infringes three of its patents (United States Patent Nos. 7,356,498; 7,980,457; and 8,266,044 (the “QRM patents”)) related to quote risk monitor ("QRM") technology. CBOE has requested injunctive relief and monetary damages. On February 20, 2013, the court ruled that the case be transferred to the United States District Court for the Southern District of New York. On October 31, 2013, the court stayed the litigation pending resolution of Covered Business Method ("CBM") Patent Reviews at the United States Patent and Trademark Office ("USPTO") that ISE had petitioned for. On March 4, 2014, the USPTO instituted CBM Patent Reviews on CBOE’s three QRM patents. On May 22, 2014, the USPTO instituted Inter Parties Review (“IPR”) Proceedings, which ISE had petitioned for, on some but not all claims of two of CBOE’s QRM patents (United States Patent Nos. 7,356,498 and 7,980,457). On March 2, 2015, the USPTO ruled in the CBM proceedings, finding that the subject matter of the patents is not eligible for patent protection, and in the IPR proceedings, finding for CBOE that the claims were not invalidated by the asserted prior art. On April 30, 2015, ISE filed notice of its appeal of the IPR decisions, and on May 1, 2015, CBOE filed notice of its appeal of the CBM decisions. The appeals will be handled by the United States Court of Appeals for the Federal Circuit.

Lanier Litigation

On May 23, 2014, Harold R. Lanier sued 14 securities exchanges, including CBOE, in the United States District Court for the Southern District of New York on behalf of himself and a putative class consisting of all persons in the United States who entered into contracts to receive market data through certain data plans at any time since May 19, 2008 to the present.  The complaint alleged that the market data provided under the CQ Plan and CTA Plans was inferior to the data that the exchanges provided to those that directly receive other data from the exchanges, which the plaintiffs alleged is a breach of their “subscriber contracts” and a violation of the exchanges’ obligations under the CQ and CTA Plans.  The plaintiffs sought monetary and injunctive relief.  On May 30, 2014, Mr. Lanier filed two additional suits in the same Court, alleging substantially the same claims and requesting the same types of relief against the exchanges who participate in the UTP and the OPRA data plans.  CBOE was a defendant in each of these suits, while C2 was only a defendant in the suit regarding the OPRA Plan. On April 28, 2015, the Court dismissed Lanier’s complaint with prejudice because it was preempted by the federal regulatory scheme and because the claims were precluded by the terms of the applicable subscriber agreements.

NOTE 14 — SUBSEQUENT EVENTS

On April 29, 2015, the Company announced that its board of directors declared a quarterly cash dividend of $0.21 per share. The dividend is payable June 19, 2015 to stockholders of record at the close of business on May 29, 2015.

CBOE HOLDINGS, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information.  Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Overview

The following summarizes our financial performance for the three months ended March 31, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total Operating Revenues	$142.8	$157.9	$(15.1)	(9.5)%
Total Operating Expenses	73.3	75.9	(2.6)	(3.4)%
Operating Income	69.5	82.0	(12.5)	(15.2)%
Total Other Income/(Expense)	(0.3)	(0.5)	0.2	(44.2)%
Income Before Income Taxes	69.2	81.5	(12.3)	(15.1)%
Income tax provision	27.0	32.5	(5.5)	(16.9)%
Net Income	$42.2	$49.0	$(6.8)	(13.9)%
Net Income Allocated to Common Stockholders	$42.1	$48.5	$(6.4)	(13.3)%
Operating Margin	48.7%	52.0%
Net income percentage	29.6%	31.0%
Diluted Net Income Per Share Allocated to Common Stockholders	$0.50	$0.56

•
Total operating revenues decreased primarily due to lower transaction fees, resulting from lower trading volume. Additionally, we experienced lower access fees and regulatory fees, partially offset by higher market data fees.

•
Total operating expenses decreased primarily due to lower compensation and benefits and royalty fees, partially offset by higher depreciation and amortization and professional fees and outside services.

Operating Revenues

Total operating revenues for the three months ended March 31, 2015 were $142.8 million, a decrease of $15.1 million, or 9.5%, compared with the same period in 2014. The following summarizes changes in total operating revenues for the three months ended March 31, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$98.7	$112.8	$(14.1)	(12.5)%
Access fees	13.7	15.2	(1.5)	(10.1)%
Exchange services and other fees	9.7	9.5	0.2	2.5%
Market data fees	8.0	7.1	0.9	11.9%
Regulatory fees	8.4	9.9	(1.5)	(15.2)%
Other revenue	4.3	3.4	0.9	28.4%
Total Operating Revenues	$142.8	$157.9	$(15.1)	(9.5)%

Transaction Fees

Transaction fees decreased 12.5% to $98.7 million for the three months ended March 31, 2015, compared with $112.8 million for the same period in 2014. The decrease was due to a 15.2% decrease in total trading volume, partially offset by an increase in average revenue per contract of 3.3%. The increase in average revenue per contract resulted primarily from certain fee changes implemented in 2015, partially offset by a shift in the mix of products. As a percent of total trading volume, index options and futures contracts, which generated our highest options and overall average revenue per contract, accounted for 33.3% of trading volume during the first quarter of 2015 down from 34.7% in the first quarter of 2014. This shift primarily resulted from trading volume decreases of 45.1% and 7.7% in VIX options and VIX futures, respectively, which is partially offset by a 1.3% increase SPX options.

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

Trading volume is impacted by many factors, including: macroeconomic events, market volatility, regulatory actions or considerations, availability of capital, competition and pricing.

The following summarizes transaction fees by product category for the three months ended March 31, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$8.5	$10.7	$(2.2)	(20.1)%
Indexes	60.8	71.3	(10.5)	(14.7)%
Exchange-traded products	9.9	10.8	(0.9)	(7.9)%
Total options transaction fees	79.2	92.8	(13.6)	(14.7)%
Futures	19.5	20.0	(0.5)	(2.8)%
Total transaction fees	$98.7	$112.8	$(14.1)	(12.5)%

Trading Volume

Our average daily volume ("ADV") for the three months ended March 31, 2015 was 4.77 million contracts, down 15.2% compared with 5.62 million contracts for the same period in 2014. We experienced ADV decreases across all product categories. Total trading days for the three months ended March 31, 2015 and 2014 were sixty-one.

The following summarizes changes in total trading volume and ADV by product category for the three months ended March 31, 2015 compared to the same period in 2014.

	2015		2014		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	110.3	1.81	132.1	2.17	(16.5)%	(16.5)%
Indexes	85.4	1.40	106.7	1.75	(20.0)%	(20.0)%
Exchange-traded products	83.6	1.37	91.7	1.50	(8.8)%	(8.8)%
Total options contracts	279.3	4.58	330.5	5.42	(15.5)%	(15.5)%
Futures	11.4	0.19	12.4	0.20	(7.8)%	(7.8)%
Total contracts	290.7	4.77	342.9	5.62	(15.2)%	(15.2)%

The following provides the percentage of volume by product category for the three months ended March 31, 2015 and 2014.

	2015	2014
Equities	37.9%	38.5%
Indexes	29.4%	31.1%
Exchange-traded products	28.8%	26.8%
Futures	3.9%	3.6%
Total	100.0%	100.0%

Average Revenue Per Contract

Average revenue per contract was $0.340 for the three months ended March 31, 2015, an increase of 3.3% compared with $0.329 for the same period in 2014. Average revenue per contract represents transaction fees divided by total contracts cleared.

The following summarizes average revenue per contract by product category for the three months ended March 31, 2015 compared to the same period in 2014.

	2015	2014	Percent Change
Equities	$0.077	$0.081	(4.9)%
Indexes	0.712	0.669	6.4%
Exchange-traded products	0.118	0.117	0.9%
Total options average revenue per contract	0.284	0.281	1.1%
Futures	1.705	1.617	5.4%
Total average revenue per contract	$0.340	$0.329	3.3%

Factors contributing to the change in total average revenue per contract for the three months ended March 31, 2015 compared to the same period in 2014 include:

•
Volume Mix — We experienced a shift in overall volume mix. As a percentage of total volume, index options and futures contracts accounted for 33.3% of total trading volume down from 34.7% in the prior year period. Index options and futures contracts represent our highest options average revenue per contract and highest average revenue per contract, respectively.

•
Rate structure — Our rate structure includes sliding scales, volume discounts, volume incentive programs and caps on fees as part of our effort to increase liquidity and market share in multiply-listed options. As a result of fee changes implemented in 2015, average revenue per contract on index options and futures contracts increased 6.4% and 5.4%, respectively. These increases were partially offset by lower average revenue per contract in equities which decreased 4.9%.

Access Fees

Access fees for the three months ended March 31, 2015 and 2014 were $13.7 million and $15.2 million, respectively. The decrease in access fees is primarily due to a reduction in the number of trading permits. The demand for trading permits could be impacted by market fluctuations and other economic factors. For the remainder of 2015, we are expecting to see an unfavorable variance in access fees as compared to the prior year.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended March 31, 2015 increased to $9.7 million from $9.5 million for the same period in 2014.

Market Data Fees

Market data fees for the three months ended March 31, 2015 increased to $8.0 million from $7.1 million for the same period in 2014. Market data fees represent income derived from OPRA as well as the our market data services, which for the three months ended March 31, 2015 totaled $3.8 million and $4.2 million, respectively, and for the same period in 2014, totaled $3.7 million and $3.4 million, respectively. Revenue generated from our market data services, which provide current and historical options and futures data, increased $0.8 million primarily due to an increase in subscribers and rates for certain market data services. Income derived from OPRA is allocated based on each exchange's share of total cleared options transactions. The Company’s share of total cleared options transactions increased to 25.3% from 24.5%, for the same period in 2014. While our share of total cleared options transactions increased in 2015, total distributable OPRA income decreased compared to the prior year period resulting in comparable revenue in the periods presented.

Regulatory Fees

Regulatory fees for the three months ended March 31, 2015 and 2014 were $8.4 million and $9.9 million, respectively. Regulatory fees are primarily generated by the options regulatory fee that we charge on all Trading Permit Holder customer volume industry-wide which decreased compared to the prior period. In addition to lower volume, the options regulatory fee rates in the period were lower than the prior year rates. Additionally, we experienced a decrease in regulatory fees received for other regulatory services.

Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

Other Revenue

Other revenue for the three months ended March 31, 2015 and 2014 were $4.3 million and $3.4 million, respectively. The increase in other revenue was primarily due to higher fines assessed for rule violations. This increase was partially offset by a decrease in revenue generated from regulatory service agreements, which ceased as of December 31, 2014, a decrease in revenue generated from courses and seminars offered through CBOE's Options Institute and a decrease in revenue from advertising through our corporate website.

Concentration of Revenue

All contracts traded on our exchanges must be cleared through clearing members of the OCC. At March 31, 2015, there were approximately one hundred one Trading Permit Holders that are clearing members of the OCC. Two clearing members accounted for 45% of transaction and other fees collected through the OCC for the three months ended March 31, 2015. The next largest clearing member accounted for approximately 12% of transaction and other fees collected through the OCC. No one Trading Permit Holder using the services of the top two clearing members represented more than 29% of transaction and other fees collected through the OCC, for the respective clearing member, in the three months ended March 31, 2015. Should a clearing member withdraw from CBOE, we believe the Trading Permit Holder portion of that clearing member's trading activity would likely transfer to another clearing member.

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

Operating Expenses

Total operating expenses decreased $2.6 million, or 3.4%, to $73.3 million for the three months ended March 31, 2015 from $75.9 million for the same period in 2014. This decrease was primarily due to lower compensation and benefits and royalty fees, partially offset by higher depreciation and amortization and professional fees and outside services.

The following summarizes changes in operating expenses for the three months ended March 31, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
		(in millions)
Compensation and benefits	$25.4	$33.4	$(8.0)	(23.8)%
Depreciation and amortization	10.4	8.6	1.8	20.9%
Technology support services	5.3	4.7	0.6	12.8%
Professional fees and outside services	12.0	7.4	4.6	62.0%
Royalty fees	14.2	15.9	(1.7)	(11.0)%
Order routing	0.8	1.1	(0.3)	(30.1)%
Travel and promotional expenses	2.5	2.0	0.5	25.0%
Facilities costs	1.4	1.3	0.1	5.4%
Other expenses	1.3	1.5	(0.2)	(6.5)%
Total Operating Expenses	$73.3	$75.9	$(2.6)	(3.4)%

Compensation and benefits

For the three months ended March 31, 2015, employee costs were $25.4 million, or 17.8% of total operating revenues, compared with $33.4 million, or 21.1% of total operating revenues, for the same period in 2014. This represented a decrease of $8.0 million, or 23.8%, from the prior period, which primarily resulted from lower stock-based compensation of $4.3 million. The three months ended March 31, 2014 included $2.5 million of accelerated stock-based compensation expense for certain executives due to provisions contained in their employment arrangements. Additionally, we experienced a reduction in salaries, primarily due to the transition of regulatory functions to FINRA which occurred in December 2014, and lower annual incentive compensation, which is aligned with our performance targets.

Depreciation and Amortization

For the three months ended March 31, 2015, depreciation and amortization costs were $10.4 million compared with $8.6 million for the same period in 2014. This represented an increase of $1.8 million, which primarily resulted from increased capital spending in 2014 to harden and enhance our trading platform and operations and the acceleration of depreciation for certain assets that have been deemed to have a shorter than expected useful life.

Professional fees and outside services

Professional fees and outside services for the three months ended March 31, 2015 were $12.0 million for the compared with $7.4 million for the same period in 2014. This represented an increase of $4.6 million which primarily resulted from higher contract services related to regulatory services for CBOE and C2.

Royalty Fees

Royalty fees for the three months ended March 31, 2015 were $14.2 million compared with $15.9 million for the same period in 2014. This represented a decrease of $1.7 million which primarily resulted from lower volume in licensed products, including index options and VIX futures.

Operating Income

As a result of the items above, operating income for the three months ended March 31, 2015 was $69.5 million compared to $82.0 million for the same period in 2014, a decrease of $12.5 million.

Income before Income Taxes

Income before income taxes for the three months ended March 31, 2015 was $69.2 million compared to $81.5 million for the same period in 2014, a decrease of $12.3 million.

Income Tax Provision

For the three months ended March 31, 2015, the income tax provision was $27.0 million compared to $32.5 million for the same period in 2014. The effective tax rate was 39.0% and 39.9% for the three months ended March 31, 2015 and 2014, respectively. The decrease in the effective tax rate primarily resulted from the recognition of a discrete tax charge in 2014, which accounted for the higher effective tax rate versus the first quarter of 2015.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended March 31, 2015 was $42.1 million compared to $48.5 million for the same period in 2014, a decrease of $6.4 million. Basic and diluted net income per share allocated to common stockholders were $0.50 and $0.56 for the three months ended March 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, the Company had $137.6 million of cash and cash equivalents, a decrease from $147.9 million as of December 31, 2014. Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures, actual and anticipated quarterly and special dividend payments and common stock repurchases under the announced program. We expect our cash on hand at March 31, 2015 and funds generated from operations to be sufficient to continue to meet our 2015 cash requirements. From time to time, we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would strengthen our business in the long-term; however, if consummated these transactions may negatively impact our liquidity in the short-term.

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $78.5 million and $88.3 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in net cash flows provided by operating activities was primarily due to lower net income.

Net cash flows provided by operating activities was $36.2 million higher than net income for the three months ended March 31, 2015. The difference was mainly a result of $10.4 million in depreciation and amortization, the recognition of stock-based compensation totaling $2.7 million and a reduction in income taxes receivable of $20.4 million.

Investing Activities

Net cash flows used in investing activities totaled $37.8 million and $12.7 million for the three months ended March 31, 2015 and 2014, respectively. The increase in net cash flows used in investing activities was primarily due to an advance to OCC, partially offset by lower expenditures for capital and other assets. As part of the OCC capital plan (discussed in detail below), we advanced our contribution of $30.0 million during the first quarter of 2015. Expenditures for capital and other assets totaled $7.5 million and $12.2 million for the three months ended March 31, 2015 and 2014, respectively, primarily representing purchases of systems hardware and development of software to harden and enhance our trading platform and operations.

Financing Activities

Net cash flows used in financing activities totaled $51.1 million and $97.9 million for the three months ended March 31, 2015 and 2014, respectively. The $46.9 million decrease in net cash flows used in financing activities was primarily due to the payment of a special dividend in 2014 totaling $43.8 million.

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

Under the program, for the three months ended March 31, 2015, the Company repurchased 510,951 shares of unrestricted common stock at an average cost per share of $61.48, totaling $31.4 million.

Since inception of the program through March 31, 2015, the Company has repurchased 8,366,021 shares of unrestricted common stock at an average cost per share of $40.85, totaling $341.8 million.

As of March 31, 2015, the Company had $58.2 million of availability remaining under its existing share repurchase authorizations.

OCC Capital Plan

In December 2014, OCC announced a newly formed capital plan. The OCC capital plan was designed to strengthen OCC's capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities (SIFMUs) as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC’s advance notice filing regarding the capital plan, and OCC and OCC’s existing exchange stockholders, which include CBOE, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders' equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million, if certain capital thresholds are breached. On March 3, 2015, in accordance with the plan, CBOE contributed $30 million to OCC. On March 6, 2015, OCC informed CBOE that the SEC had approved OCC's proposed rule filing for the capital plan. The SEC approval order was stayed on March 13, 2015 automatically as a result of the initiation of petitions to review the order. OCC has filed a motion to lift the automatic stay. If the plan does not go forward, OCC will return each exchange stockholder’s capital contribution with interest. The contribution has been recorded under investments in and advances to affiliates in the balance sheet at March 31, 2015.

Commercial Commitments and Contractual Obligations

The Company currently leases office space, including a remote network operations center and data center, with lease terms remaining from 5 months to 124 months as of March 31, 2015. In December 2014, we entered into an agreement with FINRA to provide certain regulatory services to the CBOE and C2 options markets. The agreement included the assignment of the office space CBOE leased for regulatory operations.
Total rent expense related to current and former lease obligations for the three months ended March 31, 2015 and 2014 were $1.0 million and $0.8 million, respectively. Future minimum payments under our operating leases and contractual obligations were as follows at March 31, 2015 (in thousands):

	Total(1)	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$7,191	$2,781	$2,835	$389	$1,186
Contractual obligations (1)	254,684	29,826	66,593	62,161	96,104
Total	$261,875	$32,607	$69,428	$62,550	$97,290

(1) Contractual obligations means an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including changes in interest rates and inflation. There have been no material changes in our market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The following information updates the legal proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2014.

ISE -- QRM

On November 12, 2012, CBOE brought suit against International Securities Exchange, LLC ("ISE") in the United States District Court for the Northern District of Illinois alleging that ISE infringes three of its patents (United States Patent Nos. 7,356,498; 7,980,457; and 8,266,044 (the “QRM patents”)) related to quote risk monitor ("QRM") technology. CBOE has requested injunctive relief and monetary damages. On February 20, 2013, the court ruled that the case be transferred to the United States District Court for the Southern District of New York. On October 31, 2013, the court stayed the litigation pending resolution of Covered Business Method ("CBM") Patent Reviews at the United States Patent and Trademark Office ("USPTO") that ISE had petitioned for. On March 4, 2014, the USPTO instituted CBM Patent Reviews on CBOE’s three QRM patents. On May 22, 2014, the USPTO instituted Inter Parties Review (“IPR”) Proceedings, which ISE had petitioned for, on some but not all claims of two of CBOE’s QRM patents (United States Patent Nos. 7,356,498 and 7,980,457). On March 2, 2015, the USPTO ruled in the CBM proceedings, finding that the subject matter of the patents is not eligible for patent protection, and in the IPR proceedings, finding for CBOE that the claims were not invalidated by the asserted prior art. On April 30, 2015, ISE filed notice of its appeal of the IPR decisions, and on May 1, 2015, CBOE filed notice of its appeal of the CBM decisions. The appeals will be handled by the United States Court of Appeals for the Federal Circuit.

Lanier Litigation

On May 23, 2014, Harold R. Lanier sued 14 securities exchanges, including CBOE, in the United States District Court for the Southern District of New York on behalf of himself and a putative class consisting of all persons in the United States who entered into contracts to receive market data through certain data plans at any time since May 19, 2008 to the present.  The complaint alleged that the market data provided under the CQ Plan and CTA Plans was inferior to the data that the exchanges provided to those that directly receive other data from the exchanges, which the plaintiffs alleged is a breach of their “subscriber contracts” and a violation of the exchanges’ obligations under the CQ and CTA Plans.  The plaintiffs sought monetary and injunctive relief.  On May 30, 2014, Mr. Lanier filed two additional suits in the same Court, alleging substantially the same claims and requesting the same types of relief against the exchanges who participate in the UTP and the OPRA data plans.  CBOE was a defendant in each of these suits, while C2 was only a defendant in the suit regarding the OPRA Plan. On April 28, 2015, the Court dismissed Lanier’s complaint with prejudice because it was preempted by the federal regulatory scheme and because the claims were precluded by the terms of the applicable subscriber agreements.

Item 1A. Risk Factors

Other than the risk factor listed below, there have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014.

If one or more of the index providers from which we have licenses or service providers with respect to proprietary products fails to maintain the quality and integrity of their indexes or fails to perform under our agreements with them or if customer preferences change, revenues we generate from trading in these proprietary products may suffer.
We are a party to an increasing number of license agreements pursuant to which we may list for trading securities options on various indexes including license agreements that we have with S&P OPCO LLC (“S&P”), for the S&P 500 Index and S&P 100 Index, and S&P Dow Jones Indices, LLC, for the Dow Jones Industrial Average, and license agreements we have recently entered into with FTSE International Limited and the Frank Russell Company, for more than two dozen FTSE and Russell indexes, and MSCI Inc., for six MSCI indexes, including the MSCI EAFE Index and MSCI Emerging Markets Index. These license agreements provide, among other things, that we are authorized to list options on their indexes, and some of the resulting index options are among the most actively traded products at CBOE. The quality and integrity of each of these indexes are dependent on the ability of the index providers to maintain the index, including by means of the calculation and rebalancing of the index, and we are dependent on the index providers for a number of things, including the provision of index data to us. We also rely on index providers to enforce intellectual property rights against unlicensed uses of the indexes and uses of the indexes that infringe on our licenses. Furthermore, some of our agreements concerning our proprietary products provide for the parties to those agreements to provide important services to us. If any of our index providers are unable to maintain the quality and integrity of their indexes, or if any of the index providers or service providers fail to perform their obligations under the agreements, trading in these products, and therefore transaction fees we receive, may be adversely affected or we may not receive the financial benefits of the agreements that we negotiated. In addition, the indexes underlying certain of our proprietary products may be licensed for use in over-the-counter options, and options on ETFs and ETNs that have licenses on these indexes are available for trading. Trading in our proprietary products could decrease as a result of competitive pressures from these products.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The table below shows the purchases of equity securities by the Company in the three months ended March 31, 2015, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2015 – January 31, 2015	120,100	$65.58	120,100	$81,771,916
February 1, 2015 – February 28, 2015	139,551	62.36	139,551	73,069,413
March 1, 2015 – March 31, 2015	251,300	59.04	251,300	58,233,202
Totals	510,951	$61.48	510,951

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

(d) The table below reflects the purchase of unrestricted common stock by the Company in the three months ended March 31, 2015 to satisfy employees' tax obligations upon the vesting of restricted stock:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 – January 31, 2015	—	$—	—	—
February 1, 2015 – February 28, 2015	49,776	62.28	—	—
March 1, 2015 – March 31, 2015	316	60.03	—	—
Totals	50,092	$62.27	—

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ Edward T. Tilly
Edward T. Tilly
Chief Executive Officer (Principal Executive Officer)
Date:	May 6, 2015

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 6, 2015

CBOE Holdings, Inc.
Form 10-Q
Exhibit Index

Exhibit No.	Description
10.1	Amended and Restated CBOE Holdings, Inc. Executive Severance Plan, effective January 1, 2015 (filed herewith).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).

* Indicates management compensatory plan, contract or arrangement