Form 10-Q
period 2015-06-30
CBOE Holdings, Inc.
filed 2015-08-06
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of unrestricted common stock, as of the latest practicable date:

Class	July 24, 2015
Unrestricted Common Stock, par value $0.01	82,785,795 shares

CBOE HOLDINGS, INC.

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"CBOE Holdings," "we," "us," "our" or "the Company" refers to CBOE Holdings, Inc. and its subsidiaries.

•	"CBOE" refers to Chicago Board Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"C2" refers to C2 Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFE" refers to CBOE Futures Exchange, LLC, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.

•	"FASB" refers to the Financial Accounting Standards Board.

•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.

•
"OCC" refers to The Options Clearing Corporation, which is the issuer and registered clearing agency for all U.S. exchange-listed options and is the designated clearing organization for futures traded on CFE.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as "may," "might," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this report. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from that expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC.
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
Some factors that could cause actual results to differ include:

•	the loss of our right to exclusively list and trade certain index options and futures products;

•	increasing price competition in our industry;

•	compliance with legal and regulatory obligations, including our obligations under the Consent Order;

•	decreases in trading volumes or a shift in the mix of products traded on our exchanges;

•	legislative or regulatory changes;

•	increasing competition by foreign and domestic entities;

•	our dependence on third party service providers;

•	our index providers' ability to perform under our agreements;

•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;

•	our ability to accommodate trading volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;

•	our ability to protect our systems and communication networks from security risks, including cyber-attacks;

•	the accuracy of our estimates and expectations;

•	economic, political and market conditions;

•	our ability to maintain access fee revenues;

•	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;

•	our ability to attract and retain skilled management and other personnel;

•	our ability to manage our growth effectively; and

•	the ability of our compliance and risk management methods to effectively monitor and manage our risks.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
	(unaudited)
Operating Revenues:
Transaction fees	$101,617	$97,932	$200,340	$210,722
Access fees	13,371	14,875	27,057	30,107
Exchange services and other fees	9,736	9,676	19,464	19,168
Market data fees	7,557	7,815	15,569	14,973
Regulatory fees	8,746	9,744	17,128	19,601
Other revenue	7,698	3,900	12,006	7,256
Total Operating Revenues	148,725	143,942	291,564	301,827
Operating Expenses:
Compensation and benefits	24,136	30,306	49,574	63,680
Depreciation and amortization	11,275	9,895	21,677	18,499
Technology support services	4,813	4,783	10,138	9,504
Professional fees and outside services	12,594	7,855	24,544	15,233
Royalty fees	16,755	14,707	30,905	30,609
Order routing	627	1,120	1,414	2,246
Travel and promotional expenses	2,526	2,446	5,027	4,433
Facilities costs	1,293	1,590	2,677	2,903
Other expenses	1,336	1,524	2,684	2,966
Total Operating Expenses	75,355	74,226	148,640	150,073
Operating Income	73,370	69,716	142,924	151,754
Other Income/(Expense):
Investment income	59	12	110	26
Net income (loss) from investment in affiliates	202	(333)	121	(842)
Impairment of advance to affiliate	—	—	(246)	—
Total Other Income/(Expense)	261	(321)	(15)	(816)
Income Before Income Taxes	73,631	69,395	142,909	150,938
Income tax provision	28,786	26,414	55,804	58,933
Net Income	44,845	42,981	87,105	92,005
Net Income Allocated to Participating Securities	(199)	(383)	(379)	(879)
Net Income Allocated to Common Stockholders	$44,646	$42,598	$86,726	$91,126
Net Income Per Share Allocated to Common Stockholders:
Basic	$0.54	$0.50	$1.04	$1.06
Diluted	0.54	0.50	1.04	1.06
Weighted average shares used in computing income per share:
Basic	83,290	85,831	83,621	86,140
Diluted	83,290	85,831	83,621	86,140

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
	(unaudited)
Net Income	$44,845	$42,981	$87,105	$92,005

Comprehensive Income (Loss) - net of tax:
Post-retirement benefit obligation	18	23	(163)	338

Comprehensive Income	44,863	43,004	86,942	92,343
Comprehensive Income allocated to participating securities	(199)	(383)	(379)	(879)
Comprehensive Income allocated to common stockholders	$44,664	$42,621	$86,563	$91,464

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2015 and December 31, 2014

(in thousands, except share amounts)	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$89,634	$147,927
Accounts receivable—net allowances of 2015 - $387 and 2014 - $285	63,387	58,386
Marketing fee receivable	7,646	10,697
Income taxes receivable	23,216	21,503
Other prepaid expenses	10,459	4,622
Other current assets	277	972
Total Current Assets	194,619	244,107
Investments in and Advances to Affiliates	43,407	12,351
Land	4,914	4,914
Property and Equipment:
Construction in progress	479	—
Building	68,336	68,019
Furniture and equipment	288,404	286,723
Less accumulated depreciation and amortization	(295,051)	(287,886)
Total Property and Equipment—Net	62,168	66,856
Other Assets:
Software development work in progress	13,125	7,817
Data processing software and other assets (less accumulated amortization—2015 - $172,901 and 2014 - $163,486)	43,876	47,856
Total Other Assets—Net	57,001	55,673
Total	$362,109	$383,901
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$52,003	$58,566
Marketing fee payable	8,354	11,236
Deferred revenue and other liabilities	10,940	1,988
Post-retirement benefit obligation - current	48	101
Income tax payable	1,119	1,774
Total Current Liabilities	72,464	73,665
Long-term Liabilities:
Post-retirement benefit obligation - long-term	1,957	1,612
Income tax liability	43,132	40,683
Other long-term liabilities	3,428	4,197
Deferred income taxes	14,111	13,677
Total Long-term Liabilities	62,628	60,169
Commitments and Contingencies
Total Liabilities	135,092	133,834
Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 or December 31, 2014	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 92,735,808 issued and 82,900,495 outstanding at June 30, 2015; 92,569,189 issued and 84,114,475 outstanding at December 31, 2014	927	926
Additional paid-in-capital	117,158	110,112
Retained earnings	523,822	472,005
Treasury stock at cost – 9,835,313 shares at June 30, 2015 and 8,454,714 shares at December 31, 2014	(414,038)	(332,287)
Accumulated other comprehensive loss	(852)	(689)
Total Stockholders’ Equity	227,017	250,067
Total	$362,109	$383,901
 See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2015
(Unaudited)

(in thousands)	Preferred Stock	Unrestricted Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—January 1, 2015	$—	$926	$110,112	$472,005	$(332,287)	$(689)	$250,067
Cash dividends on common stock				(35,288)			(35,288)
Stock-based compensation			5,801				5,801
Excess tax benefits from stock-based compensation plan			1,246				1,246
Issuance of vested restricted stock granted to employees		1	(1)				—
Purchase of unrestricted common stock from employees to fulfill employee tax obligations					(3,119)		(3,119)
Purchase of unrestricted stock under announced program					(78,632)		(78,632)
Net income				87,105			87,105
Post-retirement benefit obligation adjustment—net of tax benefit $102						(163)	(163)
Balance—June 30, 2015	$—	$927	$117,158	$523,822	$(414,038)	$(852)	$227,017

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014

	Six Months Ended
(in thousands)	June 30, 2015	June 30, 2014
	(unaudited)
Cash Flows from Operating Activities:
Net income	$87,105	$92,005
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21,677	18,499
Other amortization	36	49
Provision for deferred income taxes	536	(451)
Stock-based compensation	5,801	11,370
Loss on disposition of property	392	533
(Gain)/Loss on investment in affiliate	(239)	842
Impairment of investment in affiliate	118	—
Change in assets and liabilities:
Accounts receivable	(5,246)	(5,586)
Marketing fee receivable	3,051	(108)
Income taxes receivable	(1,713)	(1,222)
Prepaid expenses	(5,837)	(5,604)
Other current assets	695	1,216
Accounts payable and accrued expenses	(7,636)	(4,844)
Marketing fee payable	(2,882)	13
Deferred revenue and other liabilities	8,183	10,723
Post-retirement benefit obligations	(10)	(14)
Income tax liability	2,449	3,815
Income tax payable	(655)	—
Net Cash Flows provided by Operating Activities	105,825	121,236
Cash Flows from Investing Activities:
Capital and other assets expenditures	(17,636)	(28,326)
Investment in and advances to affiliates	(30,935)	(973)
Other	246	3
Net Cash Flows used in Investing Activities	(48,325)	(29,296)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(35,288)	(31,307)
Payment of special dividend	—	(43,831)
Excess tax benefit from stock-based compensation	1,246	3,531
Purchase of unrestricted common stock from employees	(3,119)	(8,291)
Purchase of unrestricted common stock under announced program	(78,632)	(88,272)
Net Cash Flows used in Financing Activities	(115,793)	(168,170)
Net Decrease in Cash and Cash Equivalents	(58,293)	(76,230)
Cash and Cash Equivalents at Beginning of Period	147,927	221,341
Cash and Cash Equivalents at End of Period	$89,634	$145,111
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$53,860	$53,530
Non-cash activities:
Unpaid liability to acquire equipment and software	3,841	2,745

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2015 and 2014
(Unaudited)

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
Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the ASU provides guidance on accounting for certain revenue-related costs including when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016. The Company is in the process of evaluating this guidance, though we do not expect it will materially impact our consolidated balance sheets, statements of income, comprehensive income or cash flows.

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

Effective January 1, 2015, we updated certain line item descriptions on our condensed consolidated statement of income. The table below highlights the changes:

Prior description	Current description
Employee costs	Compensation and benefits
Data processing	Technology support services
Outside services	Professional fees and outside services
Trading volume incentives	Order routing

With the exception of the change in line item descriptions, there have been no other material changes in the manner or basis for presenting the items.

NOTE 3 — SHARE REPURCHASE PROGRAM

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding unrestricted common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014 and May 2015 for a total authorization of $500 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Under the program, for the six months ended June 30, 2015, the Company repurchased 1,330,507 shares of unrestricted common stock at an average cost per share of $59.10, totaling $78.6 million.

Since inception of the program through June 30, 2015, the Company has repurchased 9,185,577 shares of unrestricted common stock at an average cost per share of $42.35, totaling $389.0 million.

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
The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Basic EPS Numerator:
Net Income	$44,845	$42,981	$87,105	$92,005
Less: Earnings allocated to participating securities	(199)	(383)	(379)	(879)
Net Income allocated to common stockholders	$44,646	$42,598	$86,726	$91,126
Basic EPS Denominator:
Weighted average shares outstanding	83,290	85,831	83,621	86,140
Basic net income per common share	$0.54	$0.50	$1.04	$1.06

Diluted EPS Numerator:
Net Income	$44,845	$42,981	$87,105	$92,005
Less: Earnings allocated to participating securities	(199)	(383)	(379)	(879)
Net Income allocated to common stockholders	$44,646	$42,598	$86,726	$91,126
Diluted EPS Denominator:
Weighted average shares outstanding	83,290	85,831	83,621	86,140
Dilutive common shares issued under restricted stock program	—	—	—	—
Diluted net income per common share	$0.54	$0.50	$1.04	$1.06

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
On February 19, 2015, the Company granted 158,661 restricted stock units ("RSUs"), each of which entitles the holders to one share of common stock upon vesting, to certain officers and employees at a fair value of $61.96 per share. The RSUs vest ratably over three years, with one-third vesting on each anniversary of the grant date, and vesting accelerates upon the occurrence of a change in control. Unvested restricted stock units will be forfeited if the officer or employee leaves the Company prior to the applicable vesting date, except in limited circumstances. The restricted stock units have no voting rights but entitle the holder to receive dividend equivalents.

In addition, on February 19, 2015, the Company granted 45,932 RSUs contingent on the achievement of performance conditions, including 22,966 RSUs, at a fair value of $61.96 per RSU, related to earnings per share during the performance period and 22,966 RSUs, at a fair value of $74.00 per RSU, related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return RSUs which incorporated the following assumptions: risk-free interest rate (1.02%), three-year volatility (19.9%) and three-year correlation with S&P 500 Index (0.44). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of our common stock. The vesting period for the shares contingent on the achievement of performance is three years. For each of the performance awards, the restricted stock units will be settled in shares of our common stock following vesting of the restricted stock unit assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change of control of the Company or in the event of a participant’s earlier death or disability. Participants shall have no voting rights with respect to shares until the issuance of the shares of stock. Dividends are accrued by the Company and will be paid once the RSUs contingent on the achievement of performance conditions vest.

On May 21, 2015, the Company granted 15,504 shares of restricted stock, at a fair value of $58.06 per share, to the non-employee members of the board of directors. The shares have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the restricted stock will be forfeited if the director leaves the company prior to the applicable vesting date.

For the three and six months ended June 30, 2015 and 2014, the Company recognized $3.1 million and $4.5 million and $5.8 million and $11.4 million in stock-based compensation expense, respectively. The six months ended June 30, 2014 included $2.5 million of accelerated stock-based compensation expense for certain executives due to provisions contained in their employment arrangements. Stock-based compensation expense is included in compensation and benefits in the condensed consolidated statements of income.

As of June 30, 2015, the Company had unrecognized stock-based compensation of $21.1 million.  The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 24.3 months.

The activity in the Company’s restricted stock and restricted stock units for the six months ended June 30, 2015 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2015	414,749	$46.44
Granted	220,097	62.94
Vested	(167,104)	43.68
Forfeited	(7,293)	48.18
Unvested at June 30, 2015	460,449	$55.54

NOTE 6 — INVESTMENTS IN AND ADVANCES TO AFFILIATES

At June 30, 2015 and December 31, 2014, the investments in affiliates were composed of the following (in thousands):

	June 30, 2015	December 31, 2014
Investment in OCC	$333	$333
Advance to OCC (1)	30,000	—
Investment in Signal Trading Systems, LLC	13,074	11,900
Investment in IPXI Holdings, LLC (2)	—	118
Investment in CBOE Stock Exchange, LLC (3)	—	—
Investments in and Advances to Affiliates	$43,407	$12,351

(1) In December 2014, OCC announced a newly-formed capital plan. The OCC capital plan was designed to strengthen OCC's capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities ("SIFMUs") as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC's advance notice filing regarding the capital plan, and OCC and OCC’s existing exchange stockholders, which include CBOE, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders' equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million, if certain capital thresholds are breached. On March 3, 2015, in accordance with the plan, CBOE contributed $30 million to OCC. On March 6, 2015, OCC informed CBOE that the SEC had approved OCC's proposed rule filing for the capital plan. The SEC approval order was stayed on March 13, 2015 automatically as a result of the initiation of petitions to review the order. OCC has filed a motion to lift the automatic stay. If the plan does not go forward, OCC will return each exchange stockholder’s capital contribution with interest. The contribution has been recorded under investments in and advances to affiliates in the balance sheet at June 30, 2015.

(2) IPXI Holdings, LLC ceased operations on March 23, 2015.

(3) CBOE Stock Exchange, LLC ceased trading operations on April 30, 2014.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2015 and December 31, 2014, accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Compensation and benefit-related liabilities (1)	$10,703	$23,032
Royalties	14,607	17,624
Contract services (2)	6,670	2,335
Accounts payable	4,883	2,779
Purchase of unrestricted common stock (3)	2,310	1,159
Facilities	1,926	1,942
Legal	1,899	1,355
Market linkage	997	1,183
Other	8,008	7,157
Total	$52,003	$58,566

(1) As of June 30, 2015, primarily reflects accrued costs for 2015 incentive compensation expense and self-insurance expenses. At December 31, 2014, primarily reflects 2014 annual incentive compensation expense which was paid in the first quarter of 2015.

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

As of June 30, 2015 and December 31, 2014, amounts assessed by the Company on behalf of others included in current assets totaled $7.6 million and $10.7 million, respectively, and payments due to others included in current liabilities totaled $8.4 million and $11.2 million, respectively.

NOTE 9 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the six months ended June 30, 2015 (in thousands):

	Balance at December 31, 2014	Cash Additions	Revenue Recognition	Balance at June 30, 2015
Other – net	$1,988	$6,643	$(4,891)	$3,740
Liquidity provider sliding scale (1)	—	14,400	(7,200)	7,200
Total deferred revenue	$1,988	$21,043	$(12,091)	$10,940
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

NOTE 10 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Each plan is a defined contribution plan that is non-qualified under Internal Revenue Code. The Company contributed $2.2 million and $3.0 million to the defined contribution plans for the six months ended June 30, 2015 and 2014, respectively.

The Company has a post-retirement medical plan for former members of senior management. The Company recorded immaterial post-retirement benefits expense for the six months ended June 30, 2015 and 2014.

NOTE 11 — INCOME TAXES

For the three and six months ended June 30, 2015 and 2014, the Company recorded income tax provisions of $28.8 million and $26.4 million and $55.8 million and $58.9 million, respectively. For the three months ended June 30, 2015 and 2014 the effective tax rate was 39.1% and 38.1%, respectively. The effective tax rate for the six months ended June 30, 2015 and 2014 was 39.0%.

As of June 30, 2015 and December 31, 2014, the Company had $36.1 million and $35.4 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions, primarily from the lapse of the applicable statutes of limitations during the next twelve months, are estimated to be approximately $2.2 million, not including any potential new additions.

Estimated interest costs and penalties, which are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income, were $0.9 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $1.8 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. Accrued interest and penalties were $7.0 million and $5.3 million as of June 30, 2015 and December 31, 2014, respectively.

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of June 30, 2015 and December 31, 2014. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$78,000	$—	$—	$78,000
Total assets at fair value at June 30, 2015	$78,000	$—	$—	$78,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$135,000	$—	$—	$135,000
Total assets at fair value at December 31, 2014	$135,000	$—	$—	$135,000

Our investment and equity interest in IPXI as of December 31, 2014 were valued at $0.1 million and approximately 5.0%, respectively. On March 23, 2015, IPXI ceased operations and we recorded an impairment charge of $0.1 million which represented our remaining investment balance.

NOTE 13 — LEGAL PROCEEDINGS

As of June 30, 2015, the end of the period covered by this report, the Company was subject to various legal proceedings and claims, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. For a description of each of these proceedings, please see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of June 30, 2015, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

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

NOTE 14 — SUBSEQUENT EVENTS

On July 29, 2015, the Company announced that its board of directors declared a quarterly cash dividend of $0.23 per share. The dividend is payable September 18, 2015 to stockholders of record at the close of business on September 4, 2015.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Overview

The following summarizes our financial performance for the three months ended June 30, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total Operating Revenues	$148.7	$143.9	$4.8	3.3%
Total Operating Expenses	75.3	74.2	1.1	1.5%
Operating Income	73.4	69.7	3.7	5.3%
Total Other Income/(Expense)	0.3	(0.3)	0.6	(181.3)%
Income Before Income Taxes	73.7	69.4	4.3	6.2%
Income tax provision	28.8	26.4	2.4	9.0%
Net Income	$44.9	$43.0	$1.9	4.4%
Net Income Allocated to Common Stockholders	$44.6	$42.6	$2.0	4.8%
Operating Margin	49.3%	48.4%
Net income percentage	30.2%	29.9%
Diluted Net Income Per Share Allocated to Common Stockholders	$0.54	$0.50

•	Total operating revenues increased primarily due to higher transaction fees and an increase in other revenue, partially offset by lower access fees and regulatory fees.

•	Total operating expenses increased primarily due to higher depreciation and amortization, professional fees and outside services and royalty fees, partially offset by lower compensation and benefits.

Operating Revenues

Total operating revenues for the three months ended June 30, 2015 were $148.7 million, an increase of $4.8 million, or 3.3%, compared with the same period in 2014. The following summarizes changes in total operating revenues for the three months ended June 30, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$101.6	$97.9	$3.7	3.8%
Access fees	13.4	14.8	(1.4)	(10.1)%
Exchange services and other fees	9.7	9.7	—	—%
Market data fees	7.6	7.8	(0.2)	(3.3)%
Regulatory fees	8.7	9.8	(1.1)	(10.2)%
Other revenue	7.7	3.9	3.8	97.4%
Total Operating Revenues	$148.7	$143.9	$4.8	3.3%

Transaction Fees

Transaction fees totaled $101.6 million for the three months ended June 30, 2015, compared with $97.9 million for the same period in 2014, an increase of $3.7 million, or 3.8%. The increase in transaction fees was due to an increase in average revenue per contract of 14.5%, partially offset by a 9.4% decrease in total trading volume. The increase in average revenue per contract resulted primarily from a shift in the mix of products traded, fee changes implemented in 2015 and lower volume discounts and incentives. As a percent of total trading volume, index options and futures contracts, which generate our highest options and overall average revenue per contract, respectively, accounted for 37.2% of trading volume during the second quarter of 2015 up from 33.9% in the second quarter of 2014.

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

The following summarizes transaction fees by product category for the three months ended June 30, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$8.9	$9.0	$(0.1)	(0.4)%
Indexes	63.4	62.1	1.3	2.1%
Exchange-traded products	9.0	9.7	(0.7)	(7.6)%
Total options transaction fees	81.3	80.8	0.5	0.6%
Futures	20.3	17.1	3.2	18.5%
Total transaction fees	$101.6	$97.9	$3.7	3.8%

Trading Volume

Our average daily volume ("ADV") for the three months ended June 30, 2015 was 4.38 million contracts, down 9.4% compared with 4.83 million contracts for the same period in 2014. We experienced ADV decreases across all option product categories. These decreases were partially offset by higher ADV in futures. Total trading days for the three months ended June 30, 2015 and 2014 were sixty-three.

The following summarizes changes in total trading volume and ADV by product category for the three months ended June 30, 2015 compared to the same period in 2014.

	2015		2014		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	96.4	1.53	113.8	1.80	(15.3)%	(15.3)%
Indexes	91.1	1.45	92.7	1.47	(1.8)%	(1.8)%
Exchange-traded products	76.9	1.22	87.5	1.39	(12.1)%	(12.1)%
Total options contracts	264.4	4.20	294.0	4.66	(10.1)%	(10.1)%
Futures	11.5	0.18	10.4	0.17	10.5%	10.5%
Total contracts	275.9	4.38	304.4	4.83	(9.4)%	(9.4)%

The following provides the percentage of volume by product category for the three months ended June 30, 2015 and 2014.

	2015	2014
Equities	34.9%	37.4%
Indexes	33.0%	30.5%
Exchange-traded products	27.9%	28.7%
Futures	4.2%	3.4%
Total	100.0%	100.0%

Average Revenue Per Contract

Average revenue per contract was $0.368 for the three months ended June 30, 2015, an increase of 14.5% compared with $0.322 for the same period in 2014. Average revenue per contract represents transaction fees divided by total contracts cleared.

The following summarizes average revenue per contract by product category for the three months ended June 30, 2015 compared to the same period in 2014.

	2015	2014	Percent Change
Equities	$0.093	$0.079	17.6%
Indexes	0.697	0.670	4.0%
Exchange-traded products	0.117	0.111	5.1%
Total options average revenue per contract	0.308	0.275	11.9%
Futures	1.758	1.639	7.3%
Total average revenue per contract	$0.368	$0.322	14.5%

Factors contributing to the change in total average revenue per contract for the three months ended June 30, 2015 compared to the same period in 2014 include:

•
Volume Mix — We experienced a shift in overall volume mix. As a percentage of total volume, index options and futures contracts accounted for 37.2% of total trading volume, up from 33.9% in the prior year period. Index options and futures contracts represent our highest options average revenue per contract and highest average revenue per contract, respectively.

•
Rate structure — Our rate structure includes sliding scales, volume discounts, volume incentive programs and caps on fees as part of our effort to increase liquidity and market share in multiply-listed options. As a result primarily of fee changes implemented in 2015 and lower volume discounts and incentives, average revenue per contract increased across all product categories.

Access Fees

Access fees for the three months ended June 30, 2015 and 2014 were $13.4 million and $14.8 million, respectively. The decrease in access fees was primarily due to a reduction in the number of trading permits. We expect this variance to continue for the remainder of 2015.

Market Data Fees

Market data fees for the three months ended June 30, 2015 decreased to $7.6 million from $7.8 million for the same period in 2014. Market data fees represent income derived from OPRA as well as our market data services, which for the three months ended June 30, 2015 totaled $3.6 million and $4.0 million, respectively, and for the same period in 2014, each totaled $3.9 million. Revenue generated from our market data services, which provide current and historical options and futures data, increased $0.1 million. Income derived from OPRA is allocated based on each exchange's share of total cleared options transactions. The Company’s share of total cleared options transactions decreased to 23.9% from 24.4% for the same period in 2014 and total distributable OPRA income decreased compared to the prior year period resulting in lower revenue in the three months ended June 30, 2015 compared to the same period in 2014.

Regulatory Fees

Regulatory fees for the three months ended June 30, 2015 and 2014 were $8.7 million and $9.8 million, respectively. Regulatory fees are primarily generated by the options regulatory fee that we charge on all Trading Permit Holder customer volume industry-wide. The options regulatory fee rates in the period were lower than the prior year rates. Additionally, we experienced a decrease in regulatory fees received for other regulatory services.

Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

Other Revenue

Other revenue for the three months ended June 30, 2015 and 2014 were $7.7 million and $3.9 million, respectively. The increase in other revenue was primarily due to higher regulatory fines assessed for disciplinary actions, partially offset by a decrease in revenue generated from regulatory service agreements, which ceased as of December 31, 2014.

Concentration of Revenue

All contracts traded on our exchanges must be cleared through clearing members of the OCC. At June 30, 2015, there were approximately one hundred eight Trading Permit Holders that are clearing members of the OCC. Two clearing members accounted for 45% of transaction and other fees collected through the OCC for the three months ended June 30, 2015. The next largest clearing member accounted for approximately 11% of transaction and other fees collected through the OCC. No one Trading Permit Holder using the services of the top two clearing members represented more than 28% of transaction and other fees collected through the OCC, for the respective clearing member, in the three months ended June 30, 2015. Should a clearing member withdraw from CBOE, we believe the Trading Permit Holder portion of that clearing member's trading activity would likely transfer to another clearing member.

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

Operating Expenses

Total operating expenses increased $1.1 million, or 1.5%, to $75.3 million for the three months ended June 30, 2015 from $74.2 million for the same period in 2014. This increase was primarily due to higher depreciation and amortization, professional fees and outside services and royalty fees, partially offset by lower compensation and benefits.

The following summarizes changes in operating expenses for the three months ended June 30, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
		(in millions)
Compensation and benefits	$24.1	$30.3	$(6.2)	(20.4)%
Depreciation and amortization	11.3	9.9	1.4	13.9%
Technology support services	4.8	4.8	—	—%
Professional fees and outside services	12.6	7.9	4.7	60.3%
Royalty fees	16.8	14.7	2.1	13.9%
Order routing	0.6	1.1	(0.5)	(44.0)%
Travel and promotional expenses	2.5	2.4	0.1	3.3%
Facilities costs	1.3	1.6	(0.3)	(18.7)%
Other expenses	1.3	1.5	(0.2)	(12.3)%
Total Operating Expenses	$75.3	$74.2	$1.1	1.5%

Compensation and Benefits

For the three months ended June 30, 2015, compensation and benefits were $24.1 million, or 16.2% of total operating revenues, compared with $30.3 million, or 21.1% of total operating revenues, for the same period in 2014. This represented a decrease of $6.2 million, or 20.4%, from the prior period, which primarily resulted from lower stock-based compensation, a reduction in salaries, primarily due to the transition of regulatory services to FINRA which occurred in December 2014, and lower annual incentive compensation, which is aligned with our financial performance relative to our targets.

Depreciation and Amortization

For the three months ended June 30, 2015, depreciation and amortization costs were $11.3 million compared with $9.9 million for the same period in 2014. This represented an increase of $1.4 million, which primarily resulted from increased capital spending in 2014 to harden and enhance our trading platform and operations and the acceleration of depreciation for certain assets that have a shorter than expected useful life.

Professional Fees and Outside Services

Professional fees and outside services for the three months ended June 30, 2015 were $12.6 million compared with $7.9 million for the same period in 2014, an increase of $4.7 million, which primarily resulted from higher contract services related to the transition of regulatory services for CBOE and C2 to FINRA which occurred in December 2014.

Royalty Fees

Royalty fees for the three months ended June 30, 2015 were $16.8 million compared with $14.7 million for the same period in 2014. This represented an increase of $2.1 million which primarily resulted from a shift in the mix of licensed products traded.

Operating Income

As a result of the items above, operating income for the three months ended June 30, 2015 was $73.4 million compared to $69.7 million for the same period in 2014, an increase of $3.7 million.

Income before Income Taxes

Income before income taxes for the three months ended June 30, 2015 was $73.7 million compared to $69.4 million for the same period in 2014, an increase of $4.3 million.

Income Tax Provision

For the three months ended June 30, 2015, the income tax provision was $28.8 million compared to $26.4 million for the same period in 2014. The effective tax rate was 39.1% and 38.1% for the three months ended June 30, 2015 and 2014, respectively.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended June 30, 2015 was $44.6 million compared to $42.6 million for the same period in 2014, an increase of $2.0 million. Basic and diluted net income per share allocated to common stockholders were $0.54 and $0.50 for the three months ended June 30, 2015 and 2014, respectively.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Overview

The following summarizes changes in financial performance for the six months ended June 30, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total Operating Revenues	$291.5	$301.8	$(10.3)	(3.4)%
Total Operating Expenses	148.6	150.1	(1.5)	(1.0)%
Operating Income	142.9	151.7	(8.8)	(5.8)%
Total Other Income/(Expense)	—	(0.8)	0.8	(98.2)%
Income Before Income Taxes	142.9	150.9	(8.0)	(5.3)%
Income tax provision	55.8	58.9	(3.1)	(5.3)%
Net Income	$87.1	$92.0	$(4.9)	(5.3)%
Net Income Allocated to Common Stockholders	$86.7	$91.1	$(4.4)	(4.8)%
Operating Margin	49.0%	50.3%
Net income percentage	29.9%	30.5%
Diluted Net Income Per Share Allocated to Common Stockholders	$1.04	$1.06

•	Total operating revenues decreased primarily due to lower transaction fees, access fees and regulatory fees, partially offset by an increase in other revenue.

•	Total operating expenses decreased primarily due to lower compensation and benefits, partially offset by higher depreciation and amortization and professional fees and outside services.

Operating Revenues

Total operating revenues for the six months ended June 30, 2015 were $291.5 million, a decrease of $10.3 million, or 3.4%, compared with the same period in 2014. The following summarizes changes in total operating revenues for the six months ended June 30, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$200.3	$210.7	$(10.4)	(4.9)%
Access fees	27.0	30.1	(3.1)	(10.1)%
Exchange services and other fees	19.5	19.2	0.3	1.5%
Market data fees	15.6	15.0	0.6	4.0%
Regulatory fees	17.1	19.6	(2.5)	(12.6)%
Other revenue	12.0	7.2	4.8	65.5%
Total Operating Revenues	291.5	$301.8	$(10.3)	(3.4)%

Transaction Fees

Transaction fees totaled $200.3 million for the six months ended June 30, 2015, compared with $210.7 million for the same period in 2014, a decrease of $10.4 million, or 4.9%. This decrease was primarily due to a 12.5% decrease in total trading volume, partially offset by an 8.6% increase in average revenue per contract. The Company experienced volume decreases across all options product categories. The volume decrease in indexes was driven by a 31.7% decrease in VIX options. The increase in average revenue per contract resulted primarily from a shift in volume mix of products traded, fee changes implemented in 2015 and lower volume discounts and incentives. As a percent of total trading volume, index options and futures contracts, which generates our highest options and overall average revenue per contract, respectively, accounted for 35.2% of trading volume during the six months ended June 30, 2015 up from 34.3% compared to the same period in 2014.

The following summarizes transaction fees by product category for the six months ended June 30, 2015 and 2014.

	2015	2014	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$17.5	$19.7	$(2.2)	(11.1)%
Indexes	124.2	133.5	(9.3)	(6.9)%
Exchange-traded products	18.9	20.4	(1.5)	(7.8)%
Total options transaction fees	160.6	173.6	(13.0)	(7.5)%
Futures	39.7	37.1	2.6	7.1%
Total transaction fees	$200.3	$210.7	$(10.4)	(4.9)%

Trading Volume

Our average daily trading volume for the six months ended June 30, 2015 was 4.57 million contracts, down 12.5% compared with 5.22 million for the same period in 2014. Total trading days for the six months ended June 30, 2015 and 2014 were one hundred twenty-four.

The following summarizes changes in total trading volume and ADV by product category for the six months ended June 30, 2015 compared to the same period in 2014.

	2015		2014		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	206.7	1.67	245.9	1.98	(15.9)%	(15.9)%
Indexes	176.4	1.42	199.4	1.61	(11.5)%	(11.5)%
Exchange-traded products	160.5	1.29	179.2	1.45	(10.4)%	(10.4)%
Total options contracts	543.6	4.38	624.5	5.04	(13.0)%	(13.0)%
Futures	23.0	0.19	22.8	0.18	0.6%	0.6%
Total contracts	566.6	4.57	647.3	5.22	(12.5)%	(12.5)%

The following provides the percentage of volume by product category for the six months ended June 30, 2015 and 2014.

	2015	2014
Equities	36.5%	38.0%
Indexes	31.1%	30.8%
Exchange-traded products	28.3%	27.7%
Futures	4.1%	3.5%
Total	100.0%	100.0%

Average Revenue Per Contract

Average revenue per contract was $0.354 for the six months ended June 30, 2015, an increase of 8.6% compared with $0.326 for the same period in 2014. The following summarizes average revenue per contract by product category for the six months ended June 30, 2015 compared to the same period in 2014.

	2015	2014	Percent Change
Equities	$0.085	$0.080	5.7%
Indexes	0.704	0.669	5.2%
Exchange-traded products	0.117	0.114	2.9%
Total options average revenue per contract	0.295	0.278	6.3%
Futures	1.732	1.627	6.4%
Total average revenue per contract	$0.354	$0.326	8.6%

Factors contributing to the change in total average revenue per contract for the six months ended June 30, 2015 compared to the same period in 2014, include:

•
Product mix — Average revenue per contract reflects a shift in the volume mix by product category. Index options and futures accounted for 35.2% of total trading volume as compared to 34.3% in the prior year period.

•
Rate structure — We experienced increases in average revenue per contract across all product categories resulting primarily from fee changes implemented in 2015 and lower volume discounts and incentives.

Access Fees

Access fees for the six months ended June 30, 2015 and 2014 were $27.0 million and $30.1 million, respectively. The decrease in access fees is primarily due to a reduction in the number of trading permits.

Exchange Services and Other Fees

Exchange services and other fees for the six months ended June 30, 2015 increased to $19.5 million from $19.2 million for the same period in 2014.

Market Data Fees

Market data fees for the six months ended June 30, 2015 increased to $15.6 million from $15.0 million for the same period in 2014. For the six months ended June 30, 2015 and 2014, income derived from our market data services totaled $8.2 million and $7.3 million and OPRA income totaled $7.4 million and $7.6 million, respectively. Revenue generated from our market data services increased $0.9 million resulting from an increase in subscribers and fees for certain market data services. The Company’s share of income derived from OPRA increased to 24.6% from 24.4% for the same period in 2014. While our share of total cleared options transactions increased, total distributable OPRA income decreased resulting in a reduction in the six month period ended June 30, 2015 of $0.3 million.

Regulatory Fees

Regulatory fees for the six months ended June 30, 2015 decreased to $17.1 million from $19.6 million for the same period in 2014. The decrease is primarily the result of lower rates for the options regulatory fee and a decrease in regulatory fees received for other regulatory services.

Other Revenue

Other revenue for the six months ended June 30, 2015 and 2014 were $12.0 million and $7.2 million, respectively. The increase in other revenue was primarily due to higher regulatory fines assessed for disciplinary actions, partially offset by a decrease in revenue generated from regulatory service agreements, which ceased as of December 31, 2014.

Operating Expenses

Total operating expenses were $148.6 million and $150.1 million for the six months ended June 30, 2015 and 2014, respectively. This decrease was primarily due to lower compensation and benefits, partially offset by higher depreciation and amortization and professional fees and outside services. As a percentage of operating revenues for the six months ended June 30, 2015 and 2014, operating expenses were 51.0% and 49.7%, respectively.

The following summarizes changes in operating expenses for the six months ended June 30, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
		(in millions)
Compensation and benefits	$49.6	$63.7	$(14.1)	(22.2)%
Depreciation and amortization	21.7	18.5	3.2	17.2%
Technology support services	10.1	9.5	0.6	6.7%
Professional fees and outside services	24.5	15.2	9.3	61.1%
Royalty fees	30.9	30.6	0.3	1.0%
Order routing	1.4	2.3	(0.9)	(37.0)%
Travel and promotional expenses	5.0	4.4	0.6	13.4%
Facilities costs	2.7	2.9	(0.2)	(7.8)%
Other expenses	2.7	3.0	(0.3)	(9.5)%
Total Operating Expenses	$148.6	$150.1	$(1.5)	(1.0)%

Compensation and Benefits

For the six months ended June 30, 2015, compensation and benefits were $49.6 million, or 17.0% of total operating revenues, compared with $63.7 million, or 21.1% of total operating revenues, for the same period in 2014. This represented a decrease of $14.1 million, which primarily resulted from lower stock-based compensation, a reduction in salaries, primarily due to the transition of regulatory functions to FINRA which occurred in December 2014, and lower annual incentive compensation, which is aligned with our financial performance relative to our targets. The six months ended June 30, 2014 included $2.5 million of accelerated stock-based compensation expense for certain executives due to provisions contained in their employment arrangements.

Depreciation and Amortization

For the six months ended June 30, 2015, depreciation and amortization costs were $21.7 million compared with $18.5 million for the same period in 2014. This represented an increase of $3.2 million, which primarily resulted from increased capital spending to harden and enhance our trading platform and operations and the acceleration of depreciation for certain assets that have a shorter than expected useful life.

Professional Fees and Outside Services

Expenses related to professional fees and outside services increased to $24.5 million for the six months ended June 30, 2015 from $15.2 million in the prior-year period. This represented an increase of $9.3 million, which primarily resulted from higher contract services related to regulatory services transitioned to FINRA for CBOE and C2.

Operating Income

As a result of the items above, operating income for the six months ended June 30, 2015 was $142.9 million compared to $151.7 million for the same period in 2014, a decrease of $8.8 million.

Income before Income Taxes

Income before income taxes for the six months ended June 30, 2015 and 2014 was $142.9 million and $150.9 million, respectively, a decrease of $8.0 million.

Income Tax Provision

For the six months ended June 30, 2015, the income tax provision was $55.8 million compared to $58.9 million for the same period in 2014. The effective tax rate was 39.0% for the six months ended June 30, 2015 and 2014.

Net Income

As a result of the items above, net income allocated to common stockholders for the six months ended June 30, 2015 was $86.7 million compared to $91.1 million for the same period in 2014, a decrease of $4.4 million. Basic and diluted net income per share allocated to common stockholders were $1.04 and $1.06 for the six months ended June 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, the Company had $89.6 million of cash and cash equivalents, a decrease from $147.9 million as of December 31, 2014. Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures, actual and anticipated quarterly and special dividend payments and common stock repurchases under the announced program. We expect our cash on hand at June 30, 2015 and funds generated from operations to be sufficient to continue to meet our 2015 cash requirements. From time to time, we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would strengthen our business in the long-term; however, if consummated these transactions may negatively impact our liquidity in the short-term.

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $105.8 million and $121.2 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in net cash flows provided by operating activities was primarily due to lower net income and a decrease in deferred revenue.

Investing Activities

Net cash flows used in investing activities totaled $48.3 million and $29.3 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net cash flows used in investing activities was primarily due to an advance to OCC, partially offset by lower expenditures for capital and other assets. As part of the OCC capital plan (discussed in detail below), we advanced our contribution of $30.0 million during the first quarter of 2015. Expenditures for capital and other assets totaled $17.6 million and $28.3 million for the six months ended June 30, 2015 and 2014, respectively, primarily representing purchases of systems hardware and development of software to harden and enhance our trading platform and operations.

Financing Activities

Net cash flows used in financing activities totaled $115.8 million and $168.2 million for the six months ended June 30, 2015 and 2014, respectively. The $52.4 million decrease in net cash flows used in financing activities was primarily due to the payment of a special dividend in 2014 totaling $43.8 million and lower stock repurchases in 2015, partially offset by higher quarterly dividend payments.

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

Share Repurchase Program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding unrestricted common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014 and May 2015 for a total authorization of $500 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Under the program, for the six months ended June 30, 2015, the Company repurchased 1,330,507 shares of unrestricted common stock at an average cost per share of $59.10, totaling $78.6 million.

Since inception of the program through June 30, 2015, the Company has repurchased 9,185,577 shares of unrestricted common stock at an average cost per share of $42.35, totaling $389.0 million.

As of June 30, 2015, the Company had $111.0 million of availability remaining under its existing share repurchase authorizations.

OCC Capital Plan

In December 2014, OCC announced a newly-formed capital plan. The OCC capital plan was designed to strengthen OCC's capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities ("SIFMUs") as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC's advance notice filing regarding the capital plan, and OCC and OCC’s existing exchange stockholders, which include CBOE, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders' equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million, if certain capital thresholds are breached. On March 3, 2015, in accordance with the plan, CBOE contributed $30 million to OCC. On March 6, 2015, OCC informed CBOE that the SEC had approved OCC's proposed rule filing for the capital plan. The SEC approval order was stayed on March 13, 2015 automatically as a result of the initiation of petitions to review the order. OCC has filed a motion to lift the automatic stay. If the plan does not go forward, OCC will return each exchange stockholder’s capital contribution with interest. The contribution has been recorded under investments in and advances to affiliates in the balance sheet at June 30, 2015.

Commercial Commitments and Contractual Obligations
The Company currently leases office space, including a remote network operations center and data center, with remaining lease terms ranging from 2 months to 121 months as of June 30, 2015. In December 2014, we entered into an agreement with FINRA to provide certain regulatory services to the CBOE and C2 options markets. The agreement included the assignment of the office space CBOE leased for regulatory operations.
Total rent expense related to current and former lease obligations for the six months ended June 30, 2015 and 2014 were $1.9 million and $1.8 million, respectively. Future minimum payments under our operating leases and contractual obligations were as follows at June 30, 2015 (in thousands):

	Total(1)	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$6,566	$2,773	$2,265	$392	$1,136
Contractual obligations (1)	247,264	29,798	66,967	59,418	91,081
Total	$253,830	$32,571	$69,232	$59,810	$92,217

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The table below shows the purchases of equity securities by the Company in the three months ended June 30, 2015, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2015 – April 30, 2015	284,000	$57.17	284,000	$41,998,287
May 1, 2015 – May 31, 2015	258,256	57.75	258,256	127,084,409
June 1, 2015 – June 30, 2015	277,300	57.95	277,300	111,016,223
Totals	819,556	$57.61	819,556

(1)
In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding unrestricted common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014 and May 2015 for a total authorization of $500 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ Edward T. Tilly
Edward T. Tilly
Chief Executive Officer (Principal Executive Officer)
Date:	August 6, 2015

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	August 6, 2015

CBOE Holdings, Inc.
Form 10-Q
Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).