Form 10-Q
period 2015-09-30
CBOE Holdings, Inc.
filed 2015-11-03
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of unrestricted common stock, as of the latest practicable date:

Class	October 23, 2015
Unrestricted Common Stock, par value $0.01	82,454,983 shares

CBOE HOLDINGS, INC.

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"CBOE Holdings," "we," "us," "our" or "the Company" refers to CBOE Holdings, Inc. and its subsidiaries.

•	"CBOE" refers to Chicago Board Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"C2" refers to C2 Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFE" refers to CBOE Futures Exchange, LLC, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.

•	"FASB" refers to the Financial Accounting Standards Board.

•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
	(unaudited)
Operating Revenues:
Transaction fees	$144,823	$104,311	$345,162	$315,033
Access fees	13,062	14,695	40,119	44,802
Exchange services and other fees	10,978	9,485	30,443	28,652
Market data fees	7,133	7,764	22,702	22,737
Regulatory fees	8,204	8,923	25,332	28,524
Other revenue	2,835	3,732	14,841	10,989
Total Operating Revenues	187,035	148,910	478,599	450,737
Operating Expenses:
Compensation and benefits	29,583	28,698	79,158	92,378
Depreciation and amortization	12,394	10,361	34,071	28,860
Technology support services	5,342	4,769	15,480	14,273
Professional fees and outside services	12,619	8,204	37,163	23,437
Royalty fees	21,840	16,235	52,744	46,844
Order routing	581	961	1,994	3,207
Travel and promotional expenses	1,407	1,885	6,434	6,319
Facilities costs	874	1,373	3,552	4,275
Other expenses	1,285	1,340	3,969	4,305
Total Operating Expenses	85,925	73,826	234,565	223,898
Operating Income	101,110	75,084	244,034	226,839
Other Income/(Expense):
Investment income	68	47	177	73
Net income (loss) from investment in affiliates	289	(318)	165	(1,161)
Interest expense	(16)	—	(16)	—
Total Other Income/(Expense)	341	(271)	326	(1,088)
Income Before Income Taxes	101,451	74,813	244,360	225,751
Income tax provision	33,935	26,447	89,739	85,379
Net Income	67,516	48,366	154,621	140,372
Net Income Allocated to Participating Securities	(297)	(220)	(676)	(1,099)
Net Income Allocated to Common Stockholders	$67,219	$48,146	$153,945	$139,273
Net Income Per Share Allocated to Common Stockholders:
Basic	$0.81	$0.57	$1.85	$1.62
Diluted	0.81	0.57	1.85	1.62
Weighted average shares used in computing income per share:
Basic	82,755	85,051	83,329	85,773
Diluted	82,755	85,051	83,329	85,773

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
	(unaudited)
Net Income	$67,516	$48,366	$154,621	$140,372

Comprehensive Income (Loss) - net of tax:
Post-retirement benefit obligation	14	4	(149)	342

Comprehensive Income	67,530	48,370	154,472	140,714
Comprehensive Income allocated to participating securities	(297)	(220)	(676)	(1,099)
Comprehensive Income allocated to common stockholders	$67,233	$48,150	$153,796	$139,615

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2015 and December 31, 2014

(in thousands, except share amounts)	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$121,678	$147,927
Accounts receivable—net allowances of 2015 - $427 and 2014 - $285	65,863	58,386
Marketing fee receivable	6,755	10,697
Income taxes receivable	19,381	21,503
Other prepaid expenses	8,035	4,622
Other current assets	988	972
Total Current Assets	222,700	244,107
Investments in Affiliates	43,680	12,351
Land	4,914	4,914
Property and Equipment:
Construction in progress	786	—
Building	68,622	68,019
Furniture and equipment	144,908	286,723
Less accumulated depreciation and amortization	(156,094)	(287,886)
Total Property and Equipment—Net	58,222	66,856
Goodwill	7,655	—
Other Assets:
Intangible assets (less accumulated amortization—2015 - $69 and 2014 - $0)	2,491	—
Software development work in progress	15,890	7,817
Data processing software and other assets (less accumulated amortization—2015 - $158,864 and 2014 - $163,486)	41,867	47,856
Total Other Assets—Net	60,248	55,673
Total	$397,419	$383,901
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$61,307	$58,566
Marketing fee payable	7,210	11,236
Deferred revenue and other liabilities	7,488	1,988
Post-retirement benefit obligation - current	24	101
Income tax payable	2,634	1,774
Total Current Liabilities	78,663	73,665
Long-term Liabilities:
Post-retirement benefit obligation - long-term	1,976	1,612
Contingent consideration	3,352	—
Income tax liability	38,654	40,683
Other long-term liabilities	3,092	4,197
Deferred income taxes	11,865	13,677
Total Long-term Liabilities	58,939	60,169
Commitments and Contingencies
Total Liabilities	137,602	133,834
Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 or December 31, 2014	—	—
Unrestricted common stock, $0.01 par value: 325,000,000 shares authorized; 92,738,803 issued and 82,605,193 outstanding at September 30, 2015; 92,569,189 issued and 84,114,475 outstanding at December 31, 2014	927	926
Additional paid-in-capital	120,383	110,112
Retained earnings	572,213	472,005
Treasury stock at cost – 10,133,610 shares at September 30, 2015 and 8,454,714 shares at December 31, 2014	(432,868)	(332,287)
Accumulated other comprehensive loss	(838)	(689)
Total Stockholders’ Equity	259,817	250,067
Total	$397,419	$383,901
 See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2015
(Unaudited)

(in thousands)	Preferred Stock	Unrestricted Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—January 1, 2015	$—	$926	$110,112	$472,005	$(332,287)	$(689)	$250,067
Cash dividends on common stock				(54,413)			(54,413)
Stock-based compensation			8,987				8,987
Excess tax benefits from stock-based compensation plan			1,285				1,285
Issuance of vested restricted stock granted to employees		1	(1)				—
Purchase of unrestricted common stock from employees to fulfill employee tax obligations					(3,178)		(3,178)
Purchase of unrestricted stock under announced program					(97,403)		(97,403)
Net income				154,621			154,621
Post-retirement benefit obligation adjustment—net of tax benefit $94						(149)	(149)
Balance—September 30, 2015	$—	$927	$120,383	$572,213	$(432,868)	$(838)	$259,817

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014
	(unaudited)
Cash Flows from Operating Activities:
Net income	$154,621	$140,372
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34,071	28,860
Other amortization	59	60
Provision for deferred income taxes	(1,718)	(1,192)
Stock-based compensation	8,987	13,480
Loss on disposition of property	617	599
(Gain)/Loss on investment in affiliate	(528)	1,161
Impairment of investment in affiliate	118	—
Change in assets and liabilities:
Accounts receivable	(7,723)	(5,233)
Marketing fee receivable	3,942	(1,681)
Income taxes receivable	2,122	(301)
Prepaid expenses	(3,413)	(3,522)
Other current assets	(16)	2,050
Accounts payable and accrued expenses	3,812	(3,759)
Marketing fee payable	(4,026)	1,621
Deferred revenue and other liabilities	4,395	6,337
Post-retirement benefit obligations	(14)	(20)
Income tax liability	(2,029)	5,234
Income tax payable	860	—
Net Cash Flows provided by Operating Activities	194,137	184,066
Cash Flows from Investing Activities:
Capital and other assets expenditures	(26,931)	(39,974)
Acquisition of a business	(2,960)	—
Investment in affiliates	(30,919)	(1,499)
Other	(1,827)	3
Net Cash Flows used in Investing Activities	(62,637)	(41,470)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(54,413)	(49,221)
Payment of special dividend	—	(43,831)
Excess tax benefit from stock-based compensation	1,285	3,554
Payment of outstanding debt in conjunction with acquisition of a business	(4,040)	—
Purchase of unrestricted common stock from employees	(3,178)	(8,319)
Purchase of unrestricted common stock under announced program	(97,403)	(139,601)
Net Cash Flows used in Financing Activities	(157,749)	(237,418)
Net Decrease in Cash and Cash Equivalents	(26,249)	(94,822)
Cash and Cash Equivalents at Beginning of Period	147,927	221,341
Cash and Cash Equivalents at End of Period	$121,678	$126,519
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$89,140	$78,336
Non-cash activities:
Unpaid liability to acquire equipment and software	1,697	3,831
Contingent consideration	3,336	—

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2015 and 2014
(Unaudited)

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

In September 2015, the FASB issued ASU-2015-16, Business Combinations. This standard simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. First, it requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer also should record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments should be applied prospectively to adjustments to provisional amounts that are identified after December 15, 2015 and that are within the measurement period. Upon transition, an entity would be required to disclose the nature of, and reason for, the change in accounting principle. An entity would provide that disclosure in the first annual period of adoption and in the interim periods within the first annual period. The Company is in the process of evaluating this guidance, though we do not expect it will materially impact our consolidated balance sheets, statements of income, comprehensive income or cash flows.

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

Line item descriptions

Effective January 1, 2015, we updated certain line item descriptions on our condensed consolidated statement of income. The table below highlights the changes:

Prior description	Current description
Employee costs	Compensation and benefits
Data processing	Technology support services
Outside services	Professional fees and outside services
Trading volume incentives	Order routing

Fixed asset retirements

    In the third quarter of 2015, we completed a review of fixed assets which resulted in the retirement of furniture and equipment and data processing software that were no longer in use and had a net book value of zero.  The retired furniture and equipment and data processing software had a gross cost and accumulated depreciation of $144.3 million and $19.5 million, respectively.

With the exception of the line item descriptions and fixed asset retirements, there have been no other material changes in the manner or basis for presenting the items.

NOTE 3 — ACQUISITION

On August 7, 2015, the Company acquired the market data services and trading analytics platforms of Livevol, Inc. ("Livevol"), which included Livevol Core, Livevol Pro and Livevol X trading analytics platforms, as well as Livevol Enterprise and other market data solutions products. The purchase price consisted of $7.0 million cash, including $4.0 million paid to existing Livevol debt holders and $3.0 million to Livevol owners, upon closing plus contingent consideration based on achievement of certain performance targets, measured at nine and eighteen months from the acquisition date of August 7, 2015. The purchase price was allocated on a preliminary basis, subject to final allocation, to the assets acquired based on their fair values at the acquisition date. The acquisition included tangible and intangible assets totaling $0.1 million and $2.6 million, respectively. The tangible assets primarily reflect computer hardware and intangible assets include: customer relationships, trade names, existing technology, non-compete agreements and leasehold rights with useful lives ranging from 1.5 to 12 years. In addition to the assets, goodwill totaling $7.7 million was recorded in connection with the acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents potential future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $7.7 million of goodwill recognized, none is deductible for tax purposes.

The company recorded contingent consideration of $3.3 million, which is based on management's estimate of the performance target achievement by Livevol. If Livevol were to exceed management's estimates it could result in an additional payment in excess of the recorded contingent consideration.

Pro forma financial information has not been provided as the Livevol acquisition is not material to our consolidated balance sheets, statements of income, comprehensive income or cash flows and did not meet the conditions of a significant subsidiary under Rule 1-02 of Regulation S-X.

NOTE 4 — SHARE REPURCHASE PROGRAM

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

Under the program, for the nine months ended September 30, 2015, the Company repurchased 1,627,901 shares of unrestricted common stock at an average cost per share of $59.83, totaling $97.4 million.

Since inception of the program through September 30, 2015, the Company has repurchased 9,482,971 shares of unrestricted common stock at an average cost per share of $43.00, totaling $407.8 million.

NOTE 5 — NET INCOME PER COMMON SHARE
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
The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Basic EPS Numerator:
Net Income	$67,516	$48,366	$154,621	$140,372
Less: Earnings allocated to participating securities	(297)	(220)	(676)	(1,099)
Net Income allocated to common stockholders	$67,219	$48,146	$153,945	$139,273
Basic EPS Denominator:
Weighted average shares outstanding	82,755	85,051	83,329	85,773
Basic net income per common share	$0.81	$0.57	$1.85	$1.62

Diluted EPS Numerator:
Net Income	$67,516	$48,366	$154,621	$140,372
Less: Earnings allocated to participating securities	(297)	(220)	(676)	(1,099)
Net Income allocated to common stockholders	$67,219	$48,146	$153,945	$139,273
Diluted EPS Denominator:
Weighted average shares outstanding	82,755	85,051	83,329	85,773
Dilutive common shares issued under restricted stock program	—	—	—	—
Diluted net income per common share	$0.81	$0.57	$1.85	$1.62

For the periods presented, the Company did not have shares of restricted stock or restricted stock units that would have an anti-dilutive effect on the computation of diluted net income per common share.

NOTE 6 — STOCK-BASED COMPENSATION
Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.
On February 19, 2015, the Company granted 158,661 restricted stock units ("RSUs"), each of which entitles the holders to one share of common stock upon vesting, to certain officers and employees at a fair value of $61.96 per share. The RSUs vest ratably over three years, with one-third vesting on each anniversary of the grant date, and vesting accelerates upon the occurrence of a change in control. Unvested RSUs will be forfeited if the officer or employee leaves the Company prior to the applicable vesting date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

In addition, on February 19, 2015, the Company granted 45,932 RSUs contingent on the achievement of performance conditions, including 22,966 RSUs, at a fair value of $61.96 per RSU, related to earnings per share during the performance period and 22,966 RSUs, at a fair value of $74.00 per RSU, related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return RSUs which incorporated the following assumptions: risk-free interest rate (1.02%), three-year volatility (19.9%) and three-year correlation with S&P 500 Index (0.44). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of our common stock. The vesting period for the RSUs contingent on the achievement of performance is three years. For each of the performance awards, the RSUs will be settled in shares of our common stock following vesting of the RSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change in control of the Company or in the event of a participant’s earlier death or disability. Participants shall have no voting rights with respect to RSUs until the issuance of the shares of stock. Dividends are accrued by the Company and will be paid once the RSUs contingent on the achievement of performance conditions vest.

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

For the three and nine months ended September 30, 2015 and 2014, the Company recognized $3.2 million and $2.1 million and $9.0 million and $13.5 million in stock-based compensation expense, respectively. The nine months ended September 30, 2014 included $2.5 million of accelerated stock-based compensation expense for certain executives due to provisions contained in their employment arrangements. Stock-based compensation expense is included in compensation and benefits in the condensed consolidated statements of income.

As of September 30, 2015, the Company had unrecognized stock-based compensation of $16.9 million.  The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 22.4 months.

The activity in the Company’s restricted stock and restricted stock units for the nine months ended September 30, 2015 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2015	414,749	$46.44
Granted	220,097	62.94
Vested	(169,827)	43.44
Forfeited	(8,177)	48.42
Unvested at September 30, 2015	456,842	$55.70

NOTE 7 — INVESTMENTS IN AFFILIATES

At September 30, 2015 and December 31, 2014, the investments in affiliates were composed of the following (in thousands):

	September 30, 2015	December 31, 2014
Investment in OCC (1)	$30,333	$333
Investment in Signal Trading Systems, LLC	12,444	11,900
Investment in IPXI Holdings, LLC (2)	—	118
Cost method investments (3)	903	—
Investment in CBOE Stock Exchange, LLC (4)	—	—
Investments in Affiliates	$43,680	$12,351

(1) In December 2014, OCC announced a newly-formed capital plan. The OCC capital plan was designed to strengthen OCC's capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities ("SIFMUs") as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC's advance notice filing regarding the capital plan, and OCC and OCC’s existing exchange stockholders, which include CBOE, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders' equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds are breached. OCC also adopted policies under the plan with respect to fees, customer refunds, and stockholder dividends, which envision an annual dividend payment to the exchange stockholders equal to the portion of OCC’s after-tax income that exceeds OCC’s capital requirements after payment of refunds to OCC’s clearing members (with such customer refunds generally to constitute 50% of the portion of OCC’s pre-tax income that exceeds OCC’s capital requirements). On March 3, 2015, in accordance with the plan, CBOE contributed $30.0 million to OCC. On March 6, 2015, OCC informed CBOE that the SEC had approved OCC's proposed rule filing for the capital plan. The SEC approval order was stayed on March 13, 2015 automatically as a result of the initiation of petitions to review the order. On September 10, 2015, the SEC issued orders that discontinued the automatic stay of the approval order and granted the petitions for the SEC to review the approval order.  The SEC proceeding to review the approval order remains pending. If the SEC does not uphold the approval order, OCC will return each exchange stockholder’s capital contribution with interest. The contribution has been recorded under investments in affiliates in the balance sheet at September 30, 2015.

(2) IPXI Holdings, LLC ceased operations on March 23, 2015.

(3) In September 2015, CBOE Holdings, through its subsidiary Loan Markets, LLC, acquired a minority interest in American Financial Exchange (AFX), an electronic marketplace for small and mid-sized banks to lend and borrow short-term funds.

(4) CBOE Stock Exchange, LLC ceased trading operations on April 30, 2014.

NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2015 and December 31, 2014, accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Compensation and benefit-related liabilities (1)	$19,312	$23,032
Royalties	19,484	17,624
Contract services (2)	6,991	2,335
Accounts payable	1,943	2,779
Purchase of unrestricted common stock (3)	1,698	1,159
Facilities	1,602	1,942
Legal	2,512	1,355
Market linkage	1,284	1,183
Other	6,481	7,157
Total	$61,307	$58,566

(1) As of September 30, 2015, primarily reflects accrued costs for 2015 incentive compensation expense and self-insurance expenses. At December 31, 2014, primarily reflects 2014 annual incentive compensation expense, which was paid in the first quarter of 2015.

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

As of September 30, 2015 and December 31, 2014, amounts assessed by the Company on behalf of others included in current assets totaled $6.8 million and $10.7 million, respectively, and payments due to others included in current liabilities totaled $7.2 million and $11.2 million, respectively.

NOTE 10 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the nine months ended September 30, 2015 (in thousands):

	Balance at December 31, 2014	Cash Additions	Revenue Recognition	Balance at September 30, 2015
Other – net	$1,988	$9,285	$(7,385)	$3,888
Liquidity provider sliding scale (1)	—	14,400	(10,800)	3,600
Total deferred revenue	$1,988	$23,685	$(18,185)	$7,488
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

NOTE 11 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Each plan is a defined contribution plan that is non-qualified under Internal Revenue Code. The Company contributed $3.4 million and $4.5 million to the defined contribution plans for the nine months ended September 30, 2015 and 2014, respectively.

The Company has a post-retirement medical plan for former members of senior management. The Company recorded immaterial post-retirement benefits expense for the nine months ended September 30, 2015 and 2014.

NOTE 12 — INCOME TAXES

For the three and nine months ended September 30, 2015 and 2014, the Company recorded income tax provisions of $33.9 million and $26.4 million and $89.7 million and $85.4 million, respectively. For the three months ended September 30, 2015 and 2014 the effective tax rate was 33.4% and 35.4%, respectively. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 36.7% and 37.8%, respectively.

As of September 30, 2015 and December 31, 2014, the Company had $31.6 million and $35.4 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions, primarily from the lapse of the applicable statutes of limitations during the next twelve months, are estimated to be approximately $17.6 million, not including any potential new additions.

Estimated interest costs and penalties, which are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of income, were less than $0.1 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and $1.8 million and $1.8 million for the nine months ended September 30, 2015 and 2014. Accrued interest and penalties were $7.0 million and $5.3 million as of September 30, 2015 and December 31, 2014, respectively.

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of September 30, 2015 and December 31, 2014. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$111,000	$—	$—	$111,000
Total assets at fair value at September 30, 2015	$111,000	$—	$—	$111,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$135,000	$—	$—	$135,000
Total assets at fair value at December 31, 2014	$135,000	$—	$—	$135,000

Our investment and equity interest in IPXI as of December 31, 2014 were valued at $0.1 million and approximately 5.0%, respectively. On March 23, 2015, IPXI ceased operations and we recorded an impairment charge of $0.1 million which represented our remaining investment balance.

In September 2015, CBOE Holdings, through its subsidiary Loan Markets, LLC, acquired a minority interest in AFX. The investment, measured at fair value on a non-recurring basis, is classified as level 3 as the fair value was based on both observable and unobservable inputs.

The Company has recorded contingent consideration of $3.3 million, categorized as level 3, which is based on management's estimate of the achievement by Livevol of certain performance targets at nine and eighteen months. If Livevol were to exceed management's estimates it could result in an additional payment in excess of the recorded contingent consideration.

NOTE 14 — LEGAL PROCEEDINGS

As of September 30, 2015, the end of the period covered by this report, the Company was subject to various legal proceedings and claims, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. For a description of each of these proceedings, please see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of September 30, 2015, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

NOTE 15 — SUBSEQUENT EVENTS

On October 16, 2015, the Company announced a minority investment in CurveGlobal, a new interest rate derivatives venture of the London Stock Exchange Group and a number of major dealer banks. CBOE is the only other exchange in the venture.

On October 28, 2015, the Company announced that its board of directors declared a quarterly cash dividend of $0.23 per share. The dividend is payable December 18, 2015 to stockholders of record at the close of business on December 4, 2015.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Overview

The following summarizes our financial performance for the three months ended September 30, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total Operating Revenues	$187.0	$148.9	$38.1	25.6%
Total Operating Expenses	85.9	73.8	12.1	16.4%
Operating Income	101.1	75.1	26.0	34.6%
Total Other Income/(Expense)	0.3	(0.3)	0.6	(225.8)%
Income Before Income Taxes	101.4	74.8	26.6	35.6%
Income tax provision	33.9	26.4	7.5	28.3%
Net Income	$67.5	$48.4	$19.1	39.5%
Net Income Allocated to Common Stockholders	$67.2	$48.1	$19.1	39.6%
Operating Margin	54.1%	50.4%
Net income percentage	36.1%	32.5%
Diluted Net Income Per Share Allocated to Common Stockholders	$0.81	$0.57

•	Total operating revenues increased primarily due to higher transaction fees, partially offset by lower access fees.

•	Total operating expenses increased primarily due to higher depreciation and amortization, professional fees and outside services and royalty fees.

Operating Revenues

Total operating revenues for the three months ended September 30, 2015 were $187.0 million, an increase of $38.1 million, or 25.6%, compared with the same period in 2014. The following summarizes changes in total operating revenues for the three months ended September 30, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$144.8	$104.3	$40.5	38.8%
Access fees	13.1	14.7	(1.6)	(11.1)%
Exchange services and other fees	11.0	9.5	1.5	15.7%
Market data fees	7.1	7.8	(0.7)	(8.1)%
Regulatory fees	8.2	8.9	(0.7)	(8.1)%
Other revenue	2.8	3.7	(0.9)	(24.0)%
Total Operating Revenues	$187.0	$148.9	$38.1	25.6%

Transaction Fees

Transaction fees totaled $144.8 million for the three months ended September 30, 2015, compared with $104.3 million for the same period in 2014, an increase of $40.5 million, or 38.8%. The increase in transaction fees was due to an increase in average revenue per contract of 31.1% and a 5.9% increase in total trading volume. The increase in average revenue per contract resulted primarily from a shift in the mix of products traded, fee changes implemented in 2015 and lower volume discounts and incentives. As a percent of total trading volume, index options and futures contracts, which generate our highest options and overall average revenue per contract, respectively, accounted for 44.6% of trading volume during the third quarter of 2015 up from 33.8% in the third quarter of 2014.

Average revenue per contract, discussed in more detail below, is impacted by our fee structure, which includes volume based incentive programs, mix of products traded, the account type (customer, firm, market-maker, etc.) and the manner in which a trade is executed. The implementation of fee changes, which may increase or decrease our average revenue per contract, is primarily to ensure that we are competitive in the options marketplace and to ultimately improve and continue to drive order flow to our exchanges. We cannot predict the trading patterns of exchange participants, which may be based on factors outside our control, but we can attempt to price our products at levels that are competitive in our market.

Trading volume is impacted by many factors, including: macroeconomic events, market volatility, regulatory actions or considerations, availability of capital, competition and pricing.

The following summarizes transaction fees by product category for the three months ended September 30, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$10.0	$9.1	$0.9	10.6%
Indexes	94.2	64.2	30.0	46.7%
Exchange-traded products	13.1	10.4	2.7	25.2%
Total options transaction fees	117.3	83.7	33.6	40.1%
Futures	27.5	20.6	6.9	33.7%
Total transaction fees	$144.8	$104.3	$40.5	38.8%

Trading Volume

Our average daily volume ("ADV") for the three months ended September 30, 2015 was 5.25 million contracts, up 5.9% compared with 4.95 million contracts for the same period in 2014. We experienced ADV increases across all option product categories, except for equities which declined 20.3%. Total trading days for the three months ended September 30, 2015 and 2014 were sixty-four.

The following summarizes changes in total trading volume and ADV by product category for the three months ended September 30, 2015 compared to the same period in 2014.

	2015		2014		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	94.5	1.48	118.5	1.85	(20.3)%	(20.3)%
Indexes	132.8	2.08	94.5	1.48	40.7%	40.7%
Exchange-traded products	91.7	1.43	91.2	1.42	0.4%	0.4%
Total options contracts	319.0	4.99	304.2	4.75	4.8%	4.8%
Futures	16.7	0.26	12.7	0.20	31.9%	31.9%
Total contracts	335.7	5.25	316.9	4.95	5.9%	5.9%

The following provides the percentage of volume by product category for the three months ended September 30, 2015 and 2014.

	2015	2014
Equities	28.1%	37.4%
Indexes	39.6%	29.8%
Exchange-traded products	27.3%	28.8%
Futures	5.0%	4.0%
Total	100.0%	100.0%

Average Revenue Per Contract

Average revenue per contract was $0.431 for the three months ended September 30, 2015, an increase of 31.1% compared with $0.329 for the same period in 2014. Average revenue per contract represents transaction fees divided by total contracts cleared.

The following summarizes average revenue per contract by product category for the three months ended September 30, 2015 compared to the same period in 2014.

	2015	2014	Percent Change
Equities	$0.106	$0.077	38.7%
Indexes	0.709	0.680	4.3%
Exchange-traded products	0.143	0.115	24.7%
Total options average revenue per contract	0.368	0.275	33.6%
Futures	1.647	1.625	1.4%
Total average revenue per contract	$0.431	$0.329	31.1%

Factors contributing to the change in total average revenue per contract for the three months ended September 30, 2015 compared to the same period in 2014 include:

•
Volume Mix — We experienced a shift in overall volume mix. As a percentage of total volume, index options and futures contracts accounted for 44.6% of total trading volume, up from 33.8% in the prior year period. Index options and futures contracts represent our highest options average revenue per contract and highest average revenue per contract, respectively.

•
Rate structure — Our rate structure includes sliding scales, volume discounts, volume incentive programs and caps on fees as part of our effort to increase liquidity and market share in multiply-listed options. The increase in average revenue per contract across all product categories was primarily a result of fee changes implemented in 2015 and lower volume discounts and incentives.

Access Fees

Access fees for the three months ended September 30, 2015 and 2014 were $13.1 million and $14.7 million, respectively. The decrease in access fees was primarily due to a reduction in the number of trading permits. We expect this variance to continue for the remainder of 2015.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended September 30, 2015 increased $1.5 million to $11.0 million from $9.5 million for the same period in 2014. The increase was primarily a result of higher fees for technology services and revenue generated from Livevol technology services, which was acquired on August 7, 2015.

Market Data Fees

Market data fees for the three months ended September 30, 2015 decreased to $7.1 million from $7.8 million for the same period in 2014. For the three months ended September 30, 2015 and 2014, income derived from our market data services totaled $3.8 million and $4.2 million, respectively, and OPRA income totaled $3.3 million and $3.6 million, respectively. Revenue generated from our market data services, which provide current and historical options and futures data, decreased primarily due to a reduction in subscribers for certain market data services. Income derived from OPRA is allocated based on each exchanges' share of total cleared options transactions. The Company’s share of total cleared options transactions decreased to 22.7% from 24.7% for the same period in 2014 and total distributable OPRA income decreased compared to the prior year period resulting in lower revenue in the three months ended September 30, 2015 compared to the same period in 2014.

Regulatory Fees

Regulatory fees for the three months ended September 30, 2015 and 2014 were $8.2 million and $8.9 million, respectively. The decrease was primarily the result of lower options regulatory fees and a decrease in regulatory fees received for other regulatory services.

Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

Other Revenue

Other revenue for the three months ended September 30, 2015 and 2014 were $2.8 million and $3.7 million, respectively. The decrease in other revenue was primarily due to a decline in revenue generated from regulatory service agreements, which ceased as of December 31, 2014.

Concentration of Revenue

All contracts traded on our exchanges must be cleared through clearing members of the OCC. At September 30, 2015, there were one hundred eleven Trading Permit Holders that are clearing members of the OCC. Two clearing members accounted for 45% of transaction and other fees collected through the OCC for the three months ended September 30, 2015. The next largest clearing member accounted for approximately 11% of transaction and other fees collected through the OCC. No one Trading Permit Holder using the services of the top two clearing members represented more than 29% of transaction and other fees collected through the OCC, for the respective clearing member, in the three months ended September 30, 2015. Should a clearing member withdraw from CBOE, we believe the Trading Permit Holder portion of that clearing member's trading activity would likely transfer to another clearing member.

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

Operating Expenses

Total operating expenses increased $12.1 million, or 16.4%, to $85.9 million for the three months ended September 30, 2015 from $73.8 million for the same period in 2014. This increase was primarily due to higher depreciation and amortization, professional fees and outside services and royalty fees.

The following summarizes changes in operating expenses for the three months ended September 30, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
		(in millions)
Compensation and benefits	$29.6	$28.7	$0.9	3.1%
Depreciation and amortization	12.4	10.4	2.0	19.6%
Technology support services	5.3	4.7	0.6	12.0%
Professional fees and outside services	12.6	8.2	4.4	53.8%
Royalty fees	21.8	16.2	5.6	34.5%
Order routing	0.6	1.0	(0.4)	(39.5)%
Travel and promotional expenses	1.4	1.9	(0.5)	(25.4)%
Facilities costs	0.9	1.4	(0.5)	(36.3)%
Other expenses	1.3	1.3	—	—%
Total Operating Expenses	$85.9	$73.8	$12.1	16.4%

Compensation and Benefits

For the three months ended September 30, 2015, compensation and benefits were $29.6 million, or 15.8% of total operating revenues, compared with $28.7 million, or 19.3% of total operating revenues, for the same period in 2014. This represented an increase of $0.9 million, or 3.1%, from the prior period, which primarily resulted from higher stock-based compensation and annual incentive compensation, which is aligned with our financial performance relative to our targets, significantly offset by a reduction in headcount, primarily due to the transition of certain regulatory services to FINRA which occurred in December 2014.

Depreciation and Amortization

For the three months ended September 30, 2015, depreciation and amortization costs were $12.4 million compared with $10.4 million for the same period in 2014. This represented an increase of $2.0 million, which primarily resulted from increased capital spending in 2014 to harden and enhance our trading platform and operations and the acceleration of depreciation for certain assets that have a shorter than expected useful life.

Professional Fees and Outside Services

Professional fees and outside services for the three months ended September 30, 2015 were $12.6 million compared with $8.2 million for the same period in 2014, an increase of $4.4 million, which primarily resulted from higher contract services related to the transition of regulatory services for CBOE and C2 to FINRA which occurred in December 2014.

Royalty Fees

Royalty fees for the three months ended September 30, 2015 were $21.8 million compared with $16.2 million for the same period in 2014. This represented an increase of $5.6 million which primarily resulted from higher trading volume in licensed products.

Operating Income

As a result of the items above, operating income for the three months ended September 30, 2015 was $101.1 million compared to $75.1 million for the same period in 2014, an increase of $26.0 million.

Income before Income Taxes

Income before income taxes for the three months ended September 30, 2015 was $101.4 million compared to $74.8 million for the same period in 2014, an increase of $26.6 million.

Income Tax Provision

For the three months ended September 30, 2015, the income tax provision was $33.9 million compared to $26.4 million for the same period in 2014. The effective tax rate was 33.4% and 35.4% for the three months ended September 30, 2015 and 2014, respectively. The lower effective tax rate was primarily due to the recognition of a tax benefit associated with the release and expiration of uncertain tax positions.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended September 30, 2015 was $67.2 million compared to $48.1 million for the same period in 2014, an increase of $19.1 million. Basic and diluted net income per share allocated to common stockholders were $0.81 and $0.57 for the three months ended September 30, 2015 and 2014, respectively.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Overview

The following summarizes changes in financial performance for the nine months ended September 30, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total Operating Revenues	$478.6	$450.7	$27.9	6.2%
Total Operating Expenses	234.6	223.9	10.7	4.8%
Operating Income	244.0	226.8	17.2	7.6%
Total Other Income/(Expense)	0.3	(1.1)	1.4	(130.0)%
Income Before Income Taxes	244.3	225.7	18.6	8.2%
Income tax provision	89.7	85.4	4.3	5.1%
Net Income	$154.6	$140.3	$14.3	10.2%
Net Income Allocated to Common Stockholders	$153.9	$139.3	$14.6	10.5%
Operating Margin	51.0%	50.3%
Net income percentage	32.3%	31.1%
Diluted Net Income Per Share Allocated to Common Stockholders	$1.85	$1.62

•	Total operating revenues increased primarily due to higher transaction fees and other revenue, partially offset by lower access fees and regulatory fees.

•	Total operating expenses increased primarily due to higher depreciation and amortization, professional fees and outside services and royalty fees, partially offset by lower compensation and benefits.

Operating Revenues

Total operating revenues for the nine months ended September 30, 2015 were $478.6 million, an increase of $27.9 million, or 6.2%, compared with the same period in 2014. The following summarizes changes in total operating revenues for the nine months ended September 30, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$345.2	$315.0	$30.2	9.6%
Access fees	40.1	44.8	(4.7)	(10.5)%
Exchange services and other fees	30.5	28.7	1.8	6.3%
Market data fees	22.7	22.7	—	(0.2)%
Regulatory fees	25.3	28.5	(3.2)	(11.2)%
Other revenue	14.8	11.0	3.8	35.1%
Total Operating Revenues	478.6	$450.7	$27.9	6.2%

Transaction Fees

Transaction fees totaled $345.2 million for the nine months ended September 30, 2015, compared with $315.0 million for the same period in 2014, an increase of $30.2 million, or 9.6%. This increase was primarily due to a 17.1% increase in average revenue per contract, partially offset by a 6.4% decrease in total trading volume. The increase in average revenue per contract resulted primarily from a shift in volume mix of products traded, fee changes implemented in 2015 and lower volume discounts and incentives. As a percent of total trading volume, index options and futures contracts, which generates our highest options and overall average revenue per contract, respectively, accounted for 38.7% of trading volume during the nine months ended September 30, 2015 up from 34.2% compared to the same period in 2014. The Company experienced volume decreases in equities and exchange-traded products of 17.4 percent and 6.7 percent, respectively. These decreases were partially offset by increases in trading volume of index options and futures of 5.2 percent and 11.7 percent, respectively.

The following summarizes transaction fees by product category for the nine months ended September 30, 2015 and 2014.

	2015	2014	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$27.5	$28.7	$(1.2)	(4.3)%
Indexes	218.4	197.7	20.7	10.5%
Exchange-traded products	32.0	30.9	1.1	3.4%
Total options transaction fees	277.9	257.3	20.6	8.0%
Futures	67.3	57.7	9.6	16.5%
Total transaction fees	$345.2	$315.0	$30.2	9.6%

Trading Volume

Our average daily trading volume for the nine months ended September 30, 2015 was 4.80 million contracts, down 6.4% compared with 5.13 million for the same period in 2014. Total trading days for the nine months ended September 30, 2015 and 2014 were one hundred eighty-eight.

The following summarizes changes in total trading volume and ADV by product category for the nine months ended September 30, 2015 compared to the same period in 2014.

	2015		2014		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	301.2	1.60	364.4	1.94	(17.4)%	(17.4)%
Indexes	309.3	1.65	293.9	1.56	5.2%	5.2%
Exchange-traded products	252.2	1.34	270.4	1.44	(6.7)%	(6.7)%
Total options contracts	862.7	4.59	928.7	4.94	(7.1)%	(7.1)%
Futures	39.7	0.21	35.5	0.19	11.7%	11.7%
Total contracts	902.4	4.80	964.2	5.13	(6.4)%	(6.4)%

The following provides the percentage of volume by product category for the nine months ended September 30, 2015 and 2014.

	2015	2014
Equities	33.3%	37.8%
Indexes	34.3%	30.5%
Exchange-traded products	28.0%	28.0%
Futures	4.4%	3.7%
Total	100.0%	100.0%

Average Revenue Per Contract

Average revenue per contract was $0.383 for the nine months ended September 30, 2015, an increase of 17.1% compared with $0.327 for the same period in 2014. The following summarizes average revenue per contract by product category for the nine months ended September 30, 2015 compared to the same period in 2014.

	2015	2014	Percent Change
Equities	$0.091	$0.079	15.8%
Indexes	0.706	0.673	5.0%
Exchange-traded products	0.127	0.114	10.8%
Total options average revenue per contract	0.322	0.277	16.3%
Futures	1.696	1.626	4.3%
Total average revenue per contract	$0.383	$0.327	17.1%

Factors contributing to the change in total average revenue per contract for the nine months ended September 30, 2015 compared to the same period in 2014, include:

•
Product mix — Average revenue per contract reflects a shift in the volume mix by product category. Index options and futures accounted for 38.7% of total trading volume as compared to 34.2% in the prior year period.

•
Rate structure — We experienced increases in average revenue per contract across all product categories resulting primarily from fee changes implemented in 2015 and lower volume discounts and incentives.

Access Fees

Access fees for the nine months ended September 30, 2015 and 2014 were $40.1 million and $44.8 million, respectively. The decrease in access fees is primarily due to a reduction in the number of trading permits.

Exchange Services and Other Fees

Exchange services and other fees for the nine months ended September 30, 2015 increased to $30.5 million from $28.7 million for the same period in 2014. The increase was primarily a result of higher fees for technology services and revenue generated from Livevol technology services, which was acquired on August 7, 2015.

Market Data Fees

Market data fees for the nine months ended September 30, 2015 and 2014 totaled $22.7 million. For the nine months ended September 30, 2015 and 2014, income derived from our market data services totaled $12.0 million and $11.5 million, respectively, and OPRA income totaled $10.7 million and $11.2 million, respectively. Revenue generated from our market data services increased $0.5 million resulting from an increase in subscribers and fees for certain market data services. The Company’s share of income derived from OPRA decreased to 24.0% from 24.5% for the same period in 2014. In addition, total distributable OPRA income decreased, resulting in a reduction in the nine month period ended September 30, 2015 of $0.5 million.

Regulatory Fees

Regulatory fees for the nine months ended September 30, 2015 decreased to $25.3 million from $28.5 million for the same period in 2014. The decrease is primarily the result of lower rates for the options regulatory fee and a decrease in regulatory fees received for other regulatory services.

Other Revenue

Other revenue for the nine months ended September 30, 2015 and 2014 were $14.8 million and $11.0 million, respectively. The increase in other revenue was primarily due to higher regulatory fines assessed for disciplinary actions, partially offset by a decrease in revenue generated from regulatory service agreements, which ceased as of December 31, 2014.

Operating Expenses

Total operating expenses were $234.6 million and $223.9 million for the nine months ended September 30, 2015 and 2014, respectively. This increase was primarily due to higher depreciation and amortization, professional fees and outside services and royalty fees, partially offset by lower compensation and benefits. As a percentage of operating revenues for the nine months ended September 30, 2015 and 2014, operating expenses were 49.0% and 49.7%, respectively.

The following summarizes changes in operating expenses for the nine months ended September 30, 2015 compared to the same period in 2014.

	2015	2014	Inc./(Dec.)	Percent Change
		(in millions)
Compensation and benefits	$79.2	$92.4	$(13.2)	(14.3)%
Depreciation and amortization	34.1	28.9	5.2	18.1%
Technology support services	15.5	14.3	1.2	8.5%
Professional fees and outside services	37.2	23.4	13.8	58.6%
Royalty fees	52.7	46.8	5.9	12.6%
Order routing	2.0	3.2	(1.2)	(37.8)%
Travel and promotional expenses	6.4	6.3	0.1	1.8%
Facilities costs	3.5	4.3	(0.8)	(16.9)%
Other expenses	4.0	4.3	(0.3)	(7.8)%
Total Operating Expenses	$234.6	$223.9	$10.7	4.8%

Compensation and Benefits

For the nine months ended September 30, 2015, compensation and benefits were $79.2 million, or 16.5% of total operating revenues, compared with $92.4 million, or 20.5% of total operating revenues, for the same period in 2014. This represented a decrease of $13.2 million, which primarily resulted from lower stock-based compensation and a reduction in headcount. The lower headcount was primarily due to the transition of certain regulatory functions to FINRA which occurred in December 2014. The nine months ended September 30, 2014 included $2.5 million of accelerated stock-based compensation expense for certain executives due to provisions contained in their employment arrangements.

Depreciation and Amortization

For the nine months ended September 30, 2015, depreciation and amortization costs were $34.1 million compared with $28.9 million for the same period in 2014. This represented an increase of $5.2 million, which primarily resulted from increased capital spending to harden and enhance our trading platform and operations and the acceleration of depreciation for certain assets that have a shorter than expected useful life.

Professional Fees and Outside Services

Expenses related to professional fees and outside services increased to $37.2 million for the nine months ended September 30, 2015 from $23.4 million in the prior-year period. This represented an increase of $13.8 million, which primarily resulted from higher contract services related to certain regulatory services transitioned to FINRA for CBOE and C2.

Royalty Fees

Royalty fees for the nine months ended September 30, 2015 were $52.7 million compared with $46.8 million in the prior-year period. This represented an increase of $5.9 million which primarily resulted from higher trading volume in licensed products.

Operating Income

As a result of the items above, operating income for the nine months ended September 30, 2015 was $244.0 million compared to $226.8 million for the same period in 2014, an increase of $17.2 million.

Income before Income Taxes

Income before income taxes for the nine months ended September 30, 2015 and 2014 was $244.3 million and $225.7 million, respectively, an increase of $18.6 million.

Income Tax Provision

For the nine months ended September 30, 2015, the income tax provision was $89.7 million compared to $85.4 million for the same period in 2014. The effective tax rate was 36.7% and 37.8% for the nine months ended September 30, 2015 and 2014, respectively.

Net Income

As a result of the items above, net income allocated to common stockholders for the nine months ended September 30, 2015 was $153.9 million compared to $139.3 million for the same period in 2014, an increase of $14.6 million. Basic and diluted net income per share allocated to common stockholders were $1.85 and $1.62 for the nine months ended September 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, the Company had $121.7 million of cash and cash equivalents, a decrease from $147.9 million as of December 31, 2014. Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures, actual and anticipated quarterly and special dividend payments and common stock repurchases under the announced program. We expect our cash on hand at September 30, 2015 and funds generated from operations to be sufficient to continue to meet our 2015 cash requirements. From time to time, we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would strengthen our business in the long-term; however, if consummated these transactions may negatively impact our liquidity in the short-term.

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $194.1 million and $184.1 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net cash flows provided by operating activities was primarily due to higher net income.

Investing Activities

Net cash flows used in investing activities totaled $62.6 million and $41.5 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net cash flows used in investing activities was primarily due to an investment in OCC and $3.0 million related to the acquisition of Livevol, partially offset by lower expenditures for capital and other assets. As part of the OCC capital plan (discussed in detail below), we contributed $30 million during the first quarter of 2015. Expenditures for capital and other assets totaled $26.9 million and $40.0 million for the nine months ended September 30, 2015 and 2014, respectively, primarily representing purchases of systems hardware and development of software to harden and enhance our trading platform and operations.

Financing Activities

Net cash flows used in financing activities totaled $157.7 million and $237.4 million for the nine months ended September 30, 2015 and 2014, respectively. The $79.7 million decrease in net cash flows used in financing activities was primarily due to the payment of a special dividend in 2014 totaling $43.8 million and lower stock repurchases in 2015, partially offset by higher quarterly dividend payments and the payment of outstanding debt in conjunction with the acquisition of Livevol totaling $4.0 million.

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

Under the program, for the nine months ended September 30, 2015, the Company repurchased 1,627,901 shares of unrestricted common stock at an average cost per share of $59.83, totaling $97.4 million.

Since inception of the program through September 30, 2015, the Company has repurchased 9,482,971 shares of unrestricted common stock at an average cost per share of $43.00, totaling $407.8 million.

As of September 30, 2015, the Company had $92.2 million of availability remaining under its existing share repurchase authorizations.

OCC Capital Plan

In December 2014, OCC announced a newly-formed capital plan. The OCC capital plan was designed to strengthen OCC's capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities ("SIFMUs") as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC's advance notice filing regarding the capital plan, and OCC and OCC’s existing exchange stockholders, which include CBOE, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders' equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds are breached. OCC also adopted policies under the plan with respect to fees, customer refunds, and stockholder dividends, which envision an annual dividend payment to the exchange stockholders equal to the portion of OCC’s after-tax income that exceeds OCC’s capital requirements after payment of refunds to OCC’s clearing members (with such customer refunds generally to constitute 50% of the portion of OCC’s pre-tax income that exceeds OCC’s capital requirements). On March 3, 2015, in accordance with the plan, CBOE contributed $30.0 million to OCC. On March 6, 2015, OCC informed CBOE that the SEC had approved OCC's proposed rule filing for the capital plan. The SEC approval order was stayed on March 13, 2015 automatically as a result of the initiation of petitions to review the order. On September 10, 2015, the SEC issued orders that discontinued the automatic stay of the approval order and granted the petitions for the SEC to review the approval order.  The SEC proceeding to review the approval order remains pending. If the SEC does not uphold the approval order, OCC will return each exchange stockholder’s capital contribution with interest. The contribution has been recorded under investments in affiliates in the balance sheet at September 30, 2015.

Commercial Commitments and Contractual Obligations
The Company currently leases office space, including a remote network operations center and data center, with remaining lease terms ranging from 3 months to 118 months as of September 30, 2015. In December 2014, we entered into an agreement with FINRA to provide certain regulatory services to the CBOE and C2 options markets. The agreement included the assignment of the office space CBOE leased for regulatory operations.
Total rent expense related to current and former lease obligations for the nine months ended September 30, 2015 and 2014 were $3.0 million and $2.8 million, respectively. Future minimum payments under our operating leases and contractual obligations were as follows at September 30, 2015 (in thousands):

	Total(1)	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$6,328	$2,863	$1,921	$442	$1,102
Contractual obligations (1)	239,752	30,828	66,194	56,675	86,055
Other long-term liabilities (2)	3,352	$—	$3,352	$—	$—
Total	$249,432	$33,691	$71,467	$57,117	$87,157

(1) Contractual obligations means an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(2) Other long-term liabilities represent contingent consideration of $3.3 million related to the acquisition of Livevol.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the legal proceedings disclosed in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The table below shows the purchases of equity securities by the Company in the three months ended September 30, 2015, reflecting the purchase of unrestricted common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2015 - July 31, 2015	162,700	$60.91	162,700	$101,106,386
August 1, 2015 - August 31, 2015	—	—	—	101,106,386
September 1, 2015 - September 30, 2015	134,694	65.79	134,694	92,244,838
Totals	297,394	$63.12	297,394

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

The Company purchased 903 shares of unrestricted common stock at an average price of $64.41 in the three months ended September 30, 2015 to satisfy employees' tax obligations upon the vesting of restricted stock. These purchases were not part of the publicly announced repurchase program.

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ Edward T. Tilly
Edward T. Tilly
Chief Executive Officer (Principal Executive Officer)
Date:	November 3, 2015

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 3, 2015

CBOE Holdings, Inc.
Form 10-Q
Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).