Form 10-K
period 2015-12-31
CBOE Holdings, Inc.
filed 2016-02-19
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2015, the aggregate market value of the Registrant's outstanding voting common equity held by non-affiliates was approximately $4.7 billion based on the closing price of $57.22 per share of common stock.
The number of outstanding shares of the registrant's common stock as of February 17, 2016 was 81,795,365 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Portions of the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders	Part III

CBOE HOLDINGS, INC.
2015 FORM 10-K

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

•
"CBSX" refers to CBOE Stock Exchange, LLC, which is 49.96% owned by CBOE. CBSX wholly owned National Stock Exchange, Inc. ("NSX"), a stock exchange and self-regulatory organization, until it sold NSX to a third party on February 18, 2015. CBSX ceased operations on April 30, 2014 and during the time that CBSX owned NSX, NSX ceased operations on May 30, 2014. CBSX is not a consolidated subsidiary of the Company.

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

•	"FASB" refers to the Financial Accounting Standards Board.

•	"GAAP" refers to Generally Accepted Accounting Principles in the U.S.

•	"Member" or "Members" refers to, prior to the completion of the restructuring transaction, any person or organization (or any designee of any organization) that held a membership in the CBOE.

•	"Our exchanges" refers to CBOE, C2 and CFE.

•
The "restructuring transaction" refers to the transaction on June 18, 2010, in which CBOE converted from a Delaware non-stock corporation owned by its Members to a Delaware stock corporation and a wholly-owned subsidiary of CBOE Holdings.

•	"SEC" refers to the U.S. Securities and Exchange Commission.

•	"Settlement Agreement" means the Stipulation of Settlement, as amended, approved by the Court of Chancery of the State of Delaware in the Delaware Action.

•	"SPX" refers to our S&P 500 Index exchange-traded options products.

•	"TPH" refers to either a Trading Permit Holder or Trading Privilege Holder.

•	"VIX" refers to the CBOE Volatility Index methodology.

TRADEMARK INFORMATION

CBOE®, Chicago Board Options Exchange®, CBOE Volatility Index®, CFE®, Livevol®, FLEX®, FLexible EXchange®, Hybrid®, LEAPS®, and VIX® are registered trademarks and BuyWriteSM, CBOE Futures ExchangeSM, CBOE Russell 2000 Volatility IndexSM, CBOE/CBOT 10-year U.S. Treasury Note Volatility IndexSM, and WeeklysSM are service marks of CBOE. C2SM and C2 Options ExchangeSM are service marks of C2. VestSM is a service mark of Vest Financial Group, Inc.  Standard & Poor's®, S&P® and S&P 500® are registered trademarks of Standard & Poor's Financial Services LLC and have been licensed for use by CBOE, C2 and CFE. Russell®, Russell 1000® and Russell 2000® are registered trademarks of Frank Russell Company, used under license. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indexes are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license.  The Nasdaq-100 Index®, Nasdaq-100®, The Nasdaq National Market®, Nasdaq®, Nasdaq-100 Shares and Nasdaq-100 Trust are registered trademarks or service marks of The Nasdaq Stock Market, Inc., used under license.  MSCI, and the MSCI index names are service marks of MSCI Inc., used under license. All other trademarks and service marks are the property of their respective owners.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as "may," "might," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from that expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under "Risk Factors" in this Annual Report.
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
Some factors that could cause actual results to differ include:

•	the loss of our right to exclusively list and trade certain index options and futures products;

•	economic, political and market conditions;

•	compliance with legal and regulatory obligations, including our obligations under the Consent Order;

•	increasing price competition in our industry;

•	decreases in trading volumes or a shift in the mix of products traded on our exchanges;

•	legislative or regulatory changes;

•	increasing competition by foreign and domestic entities;

•	our dependence on third party service providers;

•	our index providers' ability to perform under our agreements;

•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;

•	our ability to accommodate trading volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;

•	our ability to protect our systems and communication networks from security risks, including cyber-attacks;

•	the accuracy of our estimates and expectations;

•	our ability to maintain access fee revenues;

•	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;

•	the ability of our compliance and risk management methods to effectively monitor and manage our risks;

•	our ability to attract and retain skilled management and other personnel; and

•	our ability to manage our growth and strategic acquisitions or alliances effectively.
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
CBOE is our primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single exchange is known as our Hybrid trading model. CFE, our all-electronic futures exchange, offers trading in futures on the VIX Index and other products. C2 is our all-electronic exchange that also offers trading in listed options, and may operate with a different market model and fee structure than CBOE. All of our exchanges operate on our proprietary technology platform known as CBOE Command.
Since 1974, the first full year of trading on CBOE, we have grown from 5.6 million contracts on one exchange to 1.2 billion contracts on three exchanges in 2015, our most recent fiscal year.
The following chart illustrates annual contract volume across the different categories of products traded at the Company for the periods indicated:

	Annual Contract Volume
	2015	2014	2013	2012	2011
Equities	392,982,051	488,580,906	433,777,204	494,289,301	516,136,937
Indexes	408,281,695	406,454,861	372,647,443	304,339,908	320,389,993
Exchange-traded products	320,997,251	379,742,163	341,023,209	311,792,122	368,364,057
Total Options Volume	1,122,260,997	1,274,777,930	1,147,447,856	1,110,421,331	1,204,890,987
Futures	51,671,188	50,615,435	40,193,447	23,892,931	12,041,102
Total Contract Volume	1,173,932,185	1,325,393,365	1,187,641,303	1,134,314,262	1,216,932,089
Our operating revenues are primarily driven by transaction fee revenues, which are generated on the contracts traded on our exchanges. In 2015, approximately 71.9% of our operating revenues were generated by transaction fee revenues.
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
As of December 16, 2015, we amended and restated our Amended and Restated Certificate of Incorporation to, among other items, change the name of our unrestricted common stock to common stock and remove obsolete provisions related to the designations, rights and preferences of Class A-1 and Class A-2 common stock.
Industry
Our primary business of offering exchange-traded options and futures contracts on financial instruments is part of the large global derivatives industry. Derivatives are financial contracts whose value is derived from an underlying asset or reference value. While derivatives exist on a wide range of underlying assets and references, we currently focus on offering derivatives products on individual stocks, stock indexes, exchange-traded funds, exchange-traded notes, interest rates, and various benchmarks related to trading and investment strategies. The global derivatives industry includes both exchanges and a large over-the-counter market. The most common types of derivatives are options, futures and swap contracts. These products allow for various types of risk to be isolated and transferred.
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
Trading
In the listed options market, there are currently options contracts covering approximately 3,900 underlying stocks, indexes and ETPs, among other products. The presence of dedicated liquidity providers, including market-makers, is a key feature of the options market. Market-makers collectively provide continuous bids and offers for all listed options series. Over the past decade, trading in the options market has migrated from being primarily conducted face-to-face, or "open outcry," to being primarily electronic.
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
Over the past five years, average daily volume ("ADV") in our index options has increased from 1.27 million contracts to 1.62 million contracts, and ADV in our futures has increased from 48 thousand contracts to 205 thousand contracts. The increase in index options and futures trading significantly outpaced the growth in the industry and multiply-listed products in this time-frame. These increases are primarily due to increased interest in trading our proprietary VIX options and futures and SPX options. See "SPX Options" and "Volatility Trading."
Price Competition
The number of U.S. options exchanges that we compete with has more than doubled over the past ten years, from five exchanges to twelve, in large part due to existing exchange holding companies opening new exchanges that offer different markets and pricing models on existing technology. As the business continues to expand, and offers greater margins than the equity trading business, we expect that our competitors, or new entrants into the exchange business, may open new options exchanges.
The options exchanges that we compete with set fees to attract multiply-listed options business to their exchanges, which has reduced the revenue per contract that we generate from these options. Fees utilized include both transaction fees assessed to access liquidity and incentive programs to attract order flow. Order flow, particularly customer order flow, is the primary driver of multiply-listed options exchange volumes. In the past several years, the competition for this business has increased significantly, due in part to the limited number of firms, known as consolidators, who make routing decisions based on pricing and their ability to internalize order flow. Some exchanges have structured their options businesses in partnership with established market participants and order flow providers. Others offer specific payments for order flow, in addition to any economic incentives received from market-makers and other participants.
Regulatory Oversight
We are subject to regulation by the SEC and the CFTC and market participants may be subject to regulation by the SEC, the CFTC, the Board of Governors of the Federal Reserve, the U.S. Department of the Treasury and/or foreign regulators. Laws and regulations regarding our business and the business of market participants are frequently modified or changed. See "Regulatory Environment and Compliance" for more information on significant areas of regulation of us. As the number of legislative actions have increased, such as the implementation of Basel III, Dodd-Frank and the Collins Amendment to Dodd-Frank, some market participants have adjusted their businesses.
Competitive Strengths
We have established ourselves as a global leader and innovator in the options industry. We believe we are well positioned to further enhance our leadership position through several key competitive strengths:

•
Innovative Products and Services. We have worked closely and collaboratively with market participants to introduce new products and services to meet the evolving needs of the derivatives industry, and plan to continue these efforts. Products we have developed including index options, options and futures on the VIX Index and other volatility indexes, short duration options, including Weeklys, FLexible EXchange Options ("FLEX options") and options strategy benchmark indexes.

We also connect with a growing customer base through trading and educational resources, including the world-renowned CBOE Options Institute, and we recently became the first U.S. options exchange to trade options in non-U.S. trading hours.

•
Strategic Relationships. We have entered into licensing agreements with index providers under which we have rights to create volatility indexes and offer options and futures products on their indexes. See "Strategic Relationships."

•
Leading Brand, Reputation and Market Position.  CBOE, the largest U.S. options exchange, based on both contract volume and notional value, and one of the largest options exchanges in the world, is an options market leader.  As the creator of listed options and other significant products in the listed options industry, including the VIX Index and VIX futures and options, CBOE is a leading brand name in the options and volatility space.

Growth Strategy
We believe that the listed options and futures industry, especially with respect to volatility trading, has significant growth potential, including through new participants and products. Our mission is to be the leader in providing innovative products that facilitate and enhance trading in a global marketplace. We expect to further expand our business and increase our revenues and profitability by pursuing the following growth strategies:

•
Expand Customer Base. We intend to continue our efforts to expand the use of our products domestically and internationally, by intensifying our business development efforts to target new retail investors and institutional investors, including pensions and endowments, and to inform them about how to trade our products, especially our proprietary products. We also intend to continue to offer investor education and wide educational resources for both retail and institutional customers through the CBOE Options Institute and through our comprehensive website. We have expanded, and intend to continue expanding, our educational offerings, including through the annual CBOE Risk Management Conferences, now held annually in the U.S., Europe and Asia. In 2016, we plan to further leverage our concentrated pool of liquidity for Russell 2000 Index ("RUT") options to increase trading among institutional traders while further expanding our customer base through joint marketing and educational efforts with our partners Frank Russell Company and FTSE International Limited (together, "FTSE Russell"). Further, offering extended trading hours in our exclusive products is at the core of our international expansion effort.  In addition to extended trading hours for VIX futures, in 2015, we extended the trading hours for SPX and VIX options, adding a session each weekday that begins at 2:00 a.m. CT, to align with the opening of the London markets, and ends at 8:15 a.m. CT.  We also plan to open an office in London in 2016 to further support our expanding international business development efforts.

•
Develop Innovative Products that Leverage and Complement Core Products.  We intend to license and create proprietary intellectual property to develop proprietary products that meet the needs of the derivatives industry, both through strategic relationships and internally developed products, while continuing to diversify our product line across asset classes. In 2015, we continued to leverage partnerships with index providers to extend our product offering while also leveraging our VIX methodology to create new products, such as VIX Weeklys options and futures. CBOE also became in 2015 the exclusive U.S. provider of major FTSE Russell index options products and continued to be the U.S. home for RUT options. In addition, we launched new products on certain MSCI indexes that are solely listed for trading on CBOE in the U.S.

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

•
Continue to Enhance Our Trading Systems.  We recognize that the opportunity to participate in the growth of the derivatives market will be driven in great part by the trading functionality and systems capabilities that an exchange offers to market participants. We intend to use our strong in-house development capabilities and continued investment to further harden and develop the functionality and capacity of our trading systems. In 2015, we began in-house custom development of our next generation of trading technology, CBOE Vector, a new platform designed with the end-user in mind, using the latest hardware and software technology in order to provide enhanced agility, speed, connectivity and risk controls. We expect to implement CBOE Vector on CFE in the third quarter of 2016, with CBOE and C2 to follow.

•
Evaluate Strategic Opportunities that Leverage and Complement Core Business.  We evaluate strategic opportunities that we believe will enhance stockholder value. We specifically look for strategic opportunities beyond our current businesses that will capitalize on our core competencies and diversify our sources of revenue. In 2015, CBOE acquired the market data services and trading analytics platforms of Livevol, Inc. and formed alliances with various partners that leverage our strengths and enable us to diversify our product and business lines across new regions and asset classes. In 2016 we made a majority equity investment in Vest Financial Group, Inc., an investment advisor that provides options-centric products.

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

•	Equity Options. We offer trading in options on the stocks of over 3,300 corporations. The stocks underlying our individual equity options are listed on equity stock exchanges.

•
Options on ETPs.  We offer trading in options on over 500 ETFs and ETNs based on various domestic and foreign market indexes, as well as on volatility, commodities, currencies and fixed income instruments.

•
Futures.  We provide a marketplace for trading four futures products through CFE. CFE has focused on the trading of futures using the CBOE-created VIX methodology, but also provides trading in S&P 500 Variance futures.

Increased Flexibility
Over the past few years, we have expanded our offerings, and experienced increases in our existing offerings, that allow for customers to trade options on a number of different time horizons, allowing them to pinpoint their preferred timing. In addition to standard option terms, we also offer options with weekly, end of month and end of quarter expirations, and provide LEAPS that allow the user to establish positions that can be maintained for a period of up to fifteen years. Our Weeklys product in particular has seen rapid growth, especially in VIX and SPX. We believe that the flexibility provided by these offerings allows us to meet the differing needs of our customers and increase trading volume.
Proprietary Products
The Company has developed several of its own proprietary indexes and index methodologies. These include volatility indexes based on various broad-based market indexes (such as the S&P 500, the S&P 100, the Russell 2000, the DJIA and the NASDAQ 100), volatility indexes based on ETFs and individual stocks, the CBOE S&P 500 Implied Correlation Index and a series of options strategy benchmarks, including BuyWrite, PutWrite and Collar indexes based on the S&P 500 and Russell 2000 and BuyWrite indexes based on other broad-based market indexes. In addition to any transaction fee revenue generated on products created based on these indexes, we have licensed others to use some of these indexes to create products and have entered into agreements whereby we have granted to others the rights to sub-license certain indexes. The Company generates revenue from both the calculation and dissemination of index values and from the licensing of our proprietary indexes.
These proprietary products are built both through our in-house research and development staff and our strategic relationships and license agreements with index providers. The following is a discussion of our strategic relationships and additional detail on our most frequently traded products, including SPX options and VIX options and futures.
Strategic Relationships
The Company has long-term business relationships with several providers of market indexes. We license their indexes as the basis for indexes, index options and other products. In some instances, these licenses provide us with the exclusive right to list certain products based on these indexes. Of particular note are the following:

•
S&P 500 and S&P 100 Indexes.  We have the exclusive right to offer options contracts on the S&P 500 Index and the S&P 100 Index as a result of a licensing arrangement with S&P OPCO LLC ("S&P"). Our license with S&P is through December 31, 2033, with an exclusive license to trade options on the S&P 500 Index through December 31, 2032. We are also authorized to use the S&P 500 Index and S&P 100 for the creation of CBOE volatility indexes, such as the VIX Index, and tradable products on those volatility indexes.

•
FTSE Russell Indexes.  While CBOE and Frank Russell Company have worked closely since 1992, in February 2015, we announced that we entered into a license agreement with FTSE Russell, under which CBOE has the exclusive right in the U.S. to offer options on more than two dozen FTSE Russell indexes, including the Russell 2000, FTSE GEIS (Global Equity Index Series), FTSE China 50, the Russell 1000, the Russell 1000 Value and the Russell 1000 Growth Indexes. While we continue to offer options on the Russell 2000 Index, we launched trading in options on the Russell 1000, Russell 1000 Value and Russell 1000 Growth Indexes in October 2015.

•
NASDAQ 100.  We continue to have a non-exclusive right to offer options contracts on the NASDAQ 100 Index as a result of entering into a new licensing arrangement with NASDAQ, Inc. in 2015. Under this license, we are authorized to create VXN, a volatility index on the NASDAQ 100, and offer options, futures or other products on this index.

•
MSCI. We have the exclusive right in the U.S. to offer options on six of MSCI's indexes, including the MSCI EAFE and the MSCI Emerging Markets Indexes, as a result of a licensing arrangement with MSCI Inc. We launched trading in options on the MSCI EAFE and the MSCI Emerging Markets Indexes in April 2015.

•
Dow Jones Industrial Average ("DJIA").  We have the exclusive right during standard U.S. trading hours to offer options contracts on the DJIA and certain other Dow Jones indexes through December 31, 2017 as a result of a licensing arrangement with S&P Dow Jones Indices, LLC. We are also authorized to use these indexes to create CBOE volatility indexes and trade options, futures and other products on these indexes.

SPX Options
The S&P 500 Index is an index comprised of 500 large-cap U.S. listed companies.  It is one of the most commonly followed indexes, and is considered a bellwether for the U. S. economy.  The options we offer on the S&P 500 Index are exclusive to CBOE and contribute substantially to our volumes and transaction fees. Because of its status as a bellweather, SPX is traded in a number of different trading strategies by customers with different goals, including pension funds hedging their equity exposure by buying put options, asset managers seeking enhanced returns by selling covered call options and hedge funds using risk-managed strategies to capture so-called “risk premia” embedded in option prices.

Over the past five years we have seen a significant increase in the number of SPX Weeklys contracts traded, one of our fastest growing products.  As a percentage of total SPX contracts traded, SPX Weeklys has increased from 2.2% in 2010 to 35.9% in 2015. We believe that traders are using this product to fine tune the timing of hedging strategies and maximize the risk premium in strategies that involve the sale of options, such as covered call writing.
Volatility Trading
CBOE pioneered the volatility trading space, with its introduction of the CBOE Volatility Index (the "VIX Index") in 1993.  We introduced futures on the VIX Index in 2004 and options in 2006.  The VIX Index is based on real-time prices of options on the S&P 500 Index and is designed to reflect investors' consensus view of future 30-day expected stock market volatility.  Since we started offering these products, we have seen trading from a number of different customer segments utilizing a number of different trading strategies, including hedging extreme stock market declines, also known as “tail risk” hedging, and risk-managed strategies that seek to capture the relative price changes of expected volatility at different times in the future. Additionally, in 2015, we introduced VIX Weeklys options and futures to provide investors with new opportunities and tools to trade short-term volatility.

While the trading volumes in options and futures on the VIX Index have increased over the past five years, trading volumes in these products are especially sensitive to market volatility, with increases in volume generally occurring along with spikes in volatility. While we believe that there will be continued intrinsic growth in our volatility products, significant changes in the levels of market volatility may significantly impact volumes in these products.

In addition to the VIX Index, we offer other products based on the VIX methodology, including futures on CBOE Russell 2000 Volatility Index and the CBOE/CBOT 10-year U.S. Treasury Note Volatility Index. CFE also lists futures on realized variance using RIVET methodology.  While volumes in our non-VIX options and futures volatility products are not material to us, we continue to explore opportunities to expand our volatility product offerings, with respect to both new indexes and new asset classes.
FTSE Russell
The London Stock Exchange Group's leading global index franchises, FTSE Russell indexes, represent a diverse group of domestic and global equities with international appeal: the Russell indexes include widely followed benchmarks of U.S.-based stocks while the FTSE indexes focus primarily on global and emerging markets equity benchmarks that are widely used in the U.S. market. FTSE Russell indexes are among the largest and most widely used by investors in the U.S., and U.S. ETFs tracking FTSE Russell indexes comprise some of the most actively traded globally.
The options we offer on the FTSE Russell indexes, currently the Russell 2000, Russell 1000, Russell 1000 Value and Russell 1000 Growth Indexes, are exclusive to CBOE. We launched options on the Russell 1000, Russell 1000 Value and Russell 1000 Growth Indexes in October 2015, enabling investors to target additional segments of the U.S. equity market.

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
Trading Permits and Participant Roles
The following types of trading permits entitle the holders to conduct business on the exchanges during the regular trading hours session in the applicable participant roles described below.

•
Market-Maker Trading Permit.  A market-maker trading permit entitles the holder to act as a market-maker who engages in trading our products either for its own account or for the account of his or her firm, but does not act as an agent representing orders for customers. Market-makers have quoting obligations in their appointed product classes. They are granted margin relief and must have a relationship with a clearing firm that will hold and guarantee their positions. The majority of trading permits in use on CBOE and C2 are used for market making. There are additional classes of market-maker, namely Lead Market-Maker ("LMM") and Designated Primary Market-Maker ("DPM") that also provide incentives for market-makers to provide competitive quotes, and are also called liquidity providers. In addition, TPHs routing orders to CBOE may designate a Preferred Market-Maker.

•
Floor Broker Trading Permit.  A floor broker trading permit entitles the holder to act as an individual who represents orders on the CBOE trading floor as an agent is known as a floor broker. Floor brokers generally do not trade for their own account, although they may represent their firms' proprietary account.

•
Electronic Access Permit ("EAP").  An EAP is a trading permit used by TPHs that need a separate access permit for a specific business function and is the most general type of access permit. EAPs may be registered for one of the following: clearing TPHs; TPHs approved to transact business with the public; proprietary TPHs; and order service firms.

In addition, separate extended trading hours permits, market-maker trading permit and EAP, other than for order service firms, entitle the holders to conduct business on the exchanges during the extended trading hours session as market-makers or EAPs.
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

•
CBOE utilizes various matching algorithms in different listed options classes, with different combinations of customer priority, participation rights and pro-rata, modified pro-rata or price-time depending on the product.

•	C2's matching algorithm is pro-rata for all options classes.

•	CFE utilizes a price-time priority algorithm for all futures.
Details on our technological capabilities, as well as key systems offerings available to customers, are described in "Technology."
Pricing
Each of our exchanges establishes a fee schedule that, among other things, sets the transaction fee for buying or selling options or futures contracts on the exchange and access fees for accessing the exchange. In our proprietary products, we assess these fees on all participants, with the amount of the fee based on the market participant's role and the origin of the underlying order, and subject to discounts based on relative volume or trading strategies. In multiply-listed products, CBOE utilizes a pricing model in which transaction fees are charged to most professionals, including market-makers, but are not charged for most customer orders. Additionally, CBOE offers incentive programs to attract customer order flow, including certain payments for order flow and our volume incentive program ("VIP"), which pays credits to permit holders for executing certain types and levels of qualifying customer business at the exchange.
CFE utilizes a pricing model in which transaction fees vary depending on the type of market participant on whose behalf a trade is made and on whether the trade is executed through CFE’s trading system, or is a block trade. CFE also offers a Day Trade Fee Program that provides rebates on trades that qualify for the program.
Each of the exchanges also currently charges a fee for trading permits that allow access to our exchanges. CBOE has a sliding scale for all Market-Maker Trading Permits used by affiliated Trading Permit Holders and TPH Organizations that satisfy certain requirements in our proprietary options classes such as SPX, VIX, the S&P 100 Index and the Russell 2000 Index.
Competition
CBOE is the largest options exchange in the U.S. based on both total contract volume and notional value of contracts traded. The market share for all options traded on U.S. exchanges over the past five years for CBOE and C2, combined, has ranged from 26.4% to 29.9% annually. For 2015, our market share was 27.1%.
In our proprietary products, we compete against futures exchanges and swap execution facilities that offer similar products and other financial institutions that write over-the-counter derivatives. We also compete against certain multiply-listed options products, including SPY, that offer some of the features of our proprietary products.
The multiply-listed options industry is extremely competitive and the competition has intensified. We expect this trend to continue. We compete with a number of entities on several different fronts, including the price, quality and speed of our trade execution, the functionality and ease of use of our trading platform, the range of our products and services, our technological innovation and adaption and our reputation. There are twelve other U.S. options exchanges that are our primary direct competitors, including ISE, NASDAQ OMX NOM, NASDAQ OMX PHLX, NYSE Amex Options and NYSE Arca Options.
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
Our competitive challenge is to persuade broker-dealers to route options orders to our exchanges rather than to our competitors and to convince liquidity providers to concentrate their market-making activity on our exchanges. This is particularly true with respect to options on equities and ETPs. We compete through a variety of methods, including:

•	Offering a fee schedule that both attracts order flow and provides incentives to liquidity providers;

•	Providing advanced technology that offers broad functionality, low latency, fast execution, ease of use, scalability, reliability and security;

•	Offering participants access to a broad array of products and services, including proprietary products;

•	Offering market participants an efficient, transparent and liquid marketplace for trading options using traditional open outcry and our electronic platform, CBOE Command;

•	Offering customers a deep, liquid market with opportunities for price improvement;

•	Facilitating payment for order flow through the administration of marketing fees;

•	Offering market participants potential participation rights for order flow that they direct or cause to be directed to our exchanges;

•	Maintaining close relationships and open communication channels with market participants; and

•	Providing brokers and their customers with a comprehensive source of information on options as well as extensive options education.
Technology
CBOE Command
CBOE Command, our in-house developed Java application with an infrastructure designed for high performance and low latency, supports trading on all of our exchanges and supports trading nearly 24 hours, 5 days a week on CFE. Our technology supports the trading process from the entering of quotes and orders, to matching trades, to submitting them to The Options Clearing Corporation ("OCC") for clearing. The technology supports different products, different market models and multiple matching algorithms, as well as a fully integrated complex order book and several auction mechanisms. As mentioned above, CBOE is a hybrid exchange, while C2 and CFE are fully electronic. In the Hybrid format, CBOE Command provides features of screen-based and floor-based trading.
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
CBOE Vector
In 2015, we began in-house custom development of CBOE Vector, our next generation of trading technology. This new platform is designed to provide streamlined access to a comprehensive array of options and volatility products and to the deep liquid markets in which they trade.
The advanced architecture of the platform is being developed to deliver best-in-class functionality, low latency, ease of use, improved connectivity and trading efficiency. The platform is being engineered to provide greatly increased transaction speeds while handling constantly increasing message traffic and industry demand for additional functionality, such as risk controls. We expect to implement CBOE Vector for CFE in the third quarter of 2016, with CBOE and C2 to follow.
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

Market Data
Market data is sent to the Options Price Reporting Authority ("OPRA"), our TPHs, CBOE Financial Network and CBOE Streaming Markets ("CSM"), described below. Our exchanges generate valuable information regarding the prices of our products and the trading activity in our exchanges. For options, market data relating to price and size of market quotations and the price and size of trades is collected and consolidated by OPRA. OPRA disseminates the information for a fee to vendors who redistribute the data to brokers, investors and other persons or entities that use our markets or that monitor general market conditions. After costs are deducted, the fees collected are distributed among OPRA's exchange participants based on their cleared transactions pursuant to the OPRA Plan. As of December 2015, our market data was available on approximately 137,000 terminals worldwide. See "Regulatory Environment and Compliance" for further information on OPRA.
Our subsidiary, Market Data Express, LLC ("MDX") sells historical options data and real-time data index values. It also provides market data and market depth through CSM, a proprietary streaming data feed.
To enhance our customer's connection to our marketplace, in 2015, we acquired the market data services and trading analytics platforms of Livevol, Inc. Livevol is a provider of equity and index options technology for professional and retail traders, which includes options strategy backtesting and trade analysis and volatility modeling technologies.
Disaster Recovery
We operate and maintain geographically diverse disaster recovery facilities for CBOE, C2 and CFE. We expect that the disaster recovery facilities can be up and running in a short period and work with our market participants to ensure that the marketplace can be quickly reopened. We continue to work to improve both the availability of our systems and our disaster recovery facilities, including through simulation testing.
Clearing System
OCC acts as the issuer, counterparty and guarantor for all options contracts traded on our options exchanges and other U.S. options exchanges. OCC fulfills these same functions for futures products traded on CFE. Upon execution of an options or futures trade, we transmit to OCC a record of all trading activity for clearing and settlement purposes.
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
Regulation System Compliance and Integrity ("Reg SCI") and Working Group Initiatives
On December 5, 2014, the SEC adopted a new regulation, Regulation Systems Compliance and Integrity, (“Reg SCI”) under the Securities Exchange Act. Reg SCI requires “SCI Entities,” which includes self-regulatory organizations like CBOE and C2, to comply, as of the compliance date of November 3, 2015, with security and capacity requirements with respect to their systems and accompanying compliance procedures. As part of complying with Reg SCI, CBOE and C2 were required to, among other things, establish written policies and procedures reasonably designed to provide for a resilient market in the event of a disruption. This includes, for example, each exchange ensuring that it has adequate disaster recovery facilities that are geographically diverse from the exchange’s systems and that facilitate the ability to resume trading within specified timeframes when critical and non-critical SCI systems are rendered inoperable. It also requires timely and substantial notification to be made to the SEC in the event an exchange experiences certain system interruptions or interference. The SEC has also established various working groups of exchanges to focus on improving market resiliency, including regarding regulatory halts, trade nullification and additional market protections. As adopted, Reg SCI and the other SEC mandated working group initiatives are very complex, and, as such, compliance with rules may require significant resources.
CFTC Core Principles
Dodd-Frank amended the core principles with which designated contract markets ("DCMs") like CFE must comply under the Commodity Exchange Act. As a result, CFE implemented a number of new rules, policies and procedures in relation to the new requirements. However, one aspect with respect to the amended core principles applicable to DCMs that remains pending relates to amended Core Principle 9. Core Principle 9 requires each DCM to provide a competitive, open and efficient market and mechanism for executing transactions that protects the price discovery process of trading in the DCM’s centralized market.

CFTC regulations to implement Core Principle 9 remain pending and may address the extent to which a DCM may permit block trades and exchanges of derivatives for related positions in its products to occur through the DCM outside of the DCM’s centralized market. CFE cannot predict or estimate the extent to which these regulations may affect CFE or its operations.
Automated Trading
In November 2015, the CFTC issued a rulemaking proposal relating to automated trading on DCMs. The proposal, referred to as Regulation Automated Trading ("Regulation AT"), takes a multilevel approach by proposing risk controls and other requirements for (a) market participants using algorithmic trading systems ("ATSs"), who are defined as “AT Persons” in the rulemaking, (b) clearing member futures commission merchants ("FCMs") with respect to their AT Person customers and (c) DCMs executing AT Person orders.
Regulation AT is intended to reduce potential risks arising from algorithmic trading activity by requiring the implementation of risk controls such as maximum order message and maximum order size parameters, and the establishment of standards for the development, testing and monitoring of ATSs, among other requirements. AT Persons and clearing member FCMs would also be required to submit reports on their risk controls to DCMs, and maintain books and records regarding their risk controls and other algorithmic trading procedures for review by DCMs. Regulation AT also proposes to require the registration of proprietary traders engaged in algorithmic trading through direct electronic access to a DCM and to require that all AT Persons become members of a registered futures association. Regulation AT would also require the use of self-trade prevention tools by market participants on DCMs, while permitting trades originating from accounts with independent decision makers. In addition, Regulation AT is intended to foster transparency around DCM electronic trade matching platforms and DCM market-maker and trading incentive programs.

Although CFE may incur additional resources complying with the proposal if it were to be adopted by the CFTC, CFE does not expect that the proposal will have a material impact on CFE or its operations.
Systems Safeguards
In December 2015, the CFTC issued a rulemaking proposal to amend its system safeguards rules for DCMs by enhancing and clarifying existing provisions relating to system safeguards, risk analysis and oversight, and cybersecurity testing, and adding new provisions concerning certain aspects of cybersecurity testing. The proposal clarifies the existing system safeguards rules for DCMs by specifying and defining the types of cybersecurity testing required to fulfill system safeguards testing obligations, including vulnerability testing, penetration testing, controls testing, security incident response plan testing, and enterprise technology risk assessment. The proposal also clarifies the categories of risk analysis and oversight that statutorily-required programs of system safeguards-related risk analysis and oversight must address; system safeguards-related books and records obligations; the scope of system safeguards testing; internal reporting and review of testing results; and remediation of vulnerabilities and deficiencies. CFE does not expect the proposal to result in significant changes to its operations if the proposal were to be adopted by the CFTC.
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
Compliance
Securities Industry-CBOE and C2
Federal securities laws have established a two-tiered system for the regulation of securities exchanges and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws. The second tier consists of self-regulatory organizations ("SROs"), which are non-governmental entities that must register with and are regulated by the SEC. CBOE and C2 are SROs, each registered under Section 6 of the Exchange Act as a "national securities exchange" and are subject to oversight by the SEC. CBSX, which ceased offering stocks for trading on April 30, 2014, is not an SRO and was a stock trading facility of CBOE. As the SRO for CBSX, CBOE was responsible for the regulation of the CBSX marketplace and the following discussion of CBOE's responsibilities includes the responsibility to provide regulation for CBSX and CBOE's other facilities. In addition, NSX is a stock exchange that is an SRO and was wholly owned by CBSX until NSX was sold to a third party on February 18, 2015. During the time that CBSX owned NSX, NSX ceased operating its exchange on May 30, 2014 and CBOE supported NSX in fulfilling its self-regulatory responsibilities until its sale in 2015.
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
Consent Order
On June 11, 2013, CBOE and C2 entered into a Consent Order with the SEC, under which CBOE and C2 were censured, ordered to cease and desist from violating certain sections of the Securities Exchange Act, paid a fine of $6 million and agreed to complete certain undertakings. These undertakings included conducting a review of our regulatory programs, enterprise risk management and business influences on regulation, reviewing business practices to ensure compliance with the rules of the exchanges and implementing training programs for employees. We have certified to the completion of these undertakings. The Consent Order also requires on-going certifications by the Company's Chief Executive Officer and Chief Regulatory Officer until 2019.
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
Futures Industry-CFE
The operations of CFE are subject to regulation by the CFTC under the Commodity Exchange Act. The Commodity Exchange Act generally requires that futures trading in the U.S. be conducted on a commodity exchange designated as a contract market by the CFTC under the Act. The Commodity Exchange Act and CFTC regulations establish criteria for an exchange to be designated as a contract market on which futures and futures options contracts may be traded. Designation as a contract market for the trading of a specified futures contract is non-exclusive. This means that the CFTC may designate additional exchanges as contract markets for trading the same or similar contracts.
CFE is a designated contract market that is subject to the oversight of the CFTC and to a variety of ongoing regulatory and reporting responsibilities under the Commodity Exchange Act. As a designated contract market, CFE is required to comply with the applicable core principles and regulations under the Commodity Exchange Act. CFE has surveillance and regulatory operations and procedures to monitor and enforce compliance by Trading Privilege Holders with CFE rules. If CFE fails to comply with applicable laws, rules or regulations, CFE may be subject to censure, fines, cease-and-desist orders, suspension of its business, removal of personnel or other sanctions, including revocation of CFE’s designation as a contract market.
Regulatory Responsibilities
Our exchanges are responsible for assessing the compliance of their TPHs with the respective exchange's rules and the applicable rules of the SEC and CFTC. The main activities that the exchanges, as applicable, are required to provide to measure compliance with these rules include:

•	surveillance designed to detect violations of exchange trading rules;

•	surveillance designed to detect possible manipulation and violations of other SEC and CFTC rules;

•	the further investigation of matters deemed to be problematic;

•	the investigation of complaints about possible rule violations brought by customers, members or other SROs; and

•	the examination of TPHs for compliance with rules such as those related to net capital, books and records, market access and other matters related to the TPHs' exchange business functions.
In order to ensure market integrity, we regulate and monitor our TPHs' trading activities by using both our employees and third parties under regulatory services agreements. See "Regulatory Agreements" below. Providing effective regulation is important for attracting and retaining the confidence and participation of market-makers, broker-dealers and institutional and retail investors.
We expend considerable time, financial resources and effort to ensure that the exchanges' rules and regulations conform to regulatory best practices within the securities and futures exchange industries and within the regulatory regime overseen by the SEC and CFTC, our primary regulators. In order to support our efforts and those of our market participants to comply with applicable law and our exchange rules, we developed a regulatory program to monitor market activity on our exchanges.
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
We collect certain fees derived from our regulatory function and fines in connection with our disciplinary proceedings. Under the rules of each of CBOE and C2, as required by the SEC, any revenue derived from the regulatory fees and fines cannot be used for non-regulatory purposes.
Regulatory Agreements
CBOE, C2 and CFE have entered into agreements, some of which are pursuant to Section 17(d) of the Exchange Act, under which third parties have agreed to perform regulatory services to our markets. As discussed below, in certain instances, the third party has assumed the regulatory responsibility under Rule 17d-2, while in others, we retain the regulatory responsibility for the activities.
Regulatory Services Agreement with FINRA
On December 19, 2014, CBOE and C2 entered into an agreement with the Financial Industry Regulatory Authority ("FINRA") under which FINRA agreed to start providing regulatory services to CBOE and C2 on January 1, 2015. Under the agreement, FINRA performs the majority of the regulatory services for CBOE and C2. CBOE and C2 remain responsible for the regulation of their marketplaces, and retain the authority for bringing disciplinary actions against their Trading Permit Holders.
Regulatory Services Agreement with NFA
The National Futures Association ("NFA") performs many regulatory functions for CFE pursuant to a Regulatory Services Agreement with CFE. CFE retains overall responsibility for the regulation of its marketplace. CFE also remains responsible for bringing disciplinary actions against Trading Privilege Holders, including issuing fines in the case of serious rule violations. In the case of financially distressed Trading Privilege Holders, CFE may take various emergency actions to protect customers, other Trading Privilege Holders and CFE. CFE is also a party to cooperative and regulatory information sharing agreements with other SROs and is a member of the ISG, described above.
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
ORSA Plan
The SEC approved a national market system ("NMS") plan named the Options Regulatory Surveillance Authority Plan ("ORSA Plan") with the purpose of permitting the U.S. securities options exchanges to act jointly in the administration, operation and maintenance of a regulatory system for the surveillance, investigation and detection of the unlawful use of undisclosed, material information in trading in one or more of their markets. Through the sharing of the costs of these regulatory activities and the sharing of the regulatory information generated under the ORSA Plan, the ORSA Plan is intended to enhance the effectiveness and efficiency with which the exchanges regulate their respective markets and the national market system for options and to avoid duplication of certain regulatory efforts. The ORSA policy committee had delegated the operation of the surveillance and investigative facility contemplated by the ORSA Plan to CBOE. The exchanges also entered into a Regulatory Services Agreement with CBOE, as service provider, pursuant to which CBOE performed certain regulatory and surveillance functions under the ORSA Plan and used its automated insider trading surveillance system to perform these functions on behalf of the exchanges. Effective January 1, 2015, the ORSA policy committee delegated the operation of the ORSA Plan facility to FINRA, and FINRA became the service provider under the Regulatory Services Agreement.
National Market System Plans
In addition to the ORSA Plan described above, CBOE and C2 are member participants of several other NMS plans, including the plans that are described below.
OPRA, CTA, CQ Plan and NASDAQ Unlisted Trading Privileges Plan
Like all U.S. options exchanges, CBOE and C2 are member exchanges in OPRA, a limited liability company. The OPRA limited liability company agreement sets forth a system for reporting options information that is administered by the member exchanges through OPRA, consisting of representatives of the member exchanges. OPRA is the designated securities information processor for market information that is generated through the trading of exchange-listed securities options in the U.S., and it disseminates certain core trading information, such as last sale reports and quotations. We also participate in the Consolidated Tape Association ("CTA"), the Consolidated Quotation Plan ("CQ Plan"), and the NASDAQ Unlisted Trading Privileges Plan, which perform analogous services for the U.S. equities market. NYSE Technologies, formerly the Securities Industry Automation Corporation, acts as the "processor" for OPRA, CTA and the CQ Plan. NASDAQ acts as the processor for the NASDAQ Unlisted Trading Privileges Plan.
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
Consolidated Audit Trail ("CAT")
In 2012, the SEC directed the SROs through a new regulation, to submit a plan to create, implement and maintain a consolidated audit trail ("CAT"), which would serve as a comprehensive audit trail of orders that will allow regulators to efficiently and accurately track all activity in Regulation NMS securities in the U.S. market. The regulation requires, among other things, that, upon implementation of a plan, data be reported to a central repository the following day by each exchange and broker-dealer. We are working with the other SROs to develop the plan to implement a consolidated audit trail, which is required to detail technological and compliance aspects of the plan and the costs to implement the plan, among other details. Once the plan is finalized and effective, there will be a phased implementation over three years. The exchanges and their participants are likely to incur significant costs related to the implementation of the consolidated audit trail requirements.
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
Employees
As of December 31, 2015, we employed 564 individuals. Of these employees, 267 were involved in systems development or operations and 127 were involved in direct support of trading operations. The remaining 170 employees provide financial, regulation, human resources, compliance, legal, planning and research, administrative and managerial support.
We have eight building engineers that are covered by a collective bargaining agreement, which expires on May 31, 2018, with the International Union of Operating Engineers Local 399, AFL-CIO. Management believes that we have strong relationships with our employees, and we have never experienced a work stoppage.

Executive Officers of CBOE Holdings
Set forth below is information regarding our executive officers and certain other key employees:

Name	Age	Position
Edward T. Tilly	52	Chief Executive Officer
Edward L. Provost	63	President and Chief Operating Officer
Alan J. Dean	61	Executive Vice President, Chief Financial Officer and Treasurer
Joanne Moffic-Silver	63	Executive Vice President, General Counsel and Corporate Secretary
Gerald T. O'Connell	64	Executive Vice President and Chief Information Officer
David S. Reynolds	62	Vice President and Chief Accounting Officer
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
Joanne Moffic-Silver.  Ms. Moffic-Silver is our Executive Vice President, General Counsel and Corporate Secretary. She has served in that capacity since 1997 and has been employed as an attorney at the Company since 1980. She is currently a member of the executive committee of the board of advisors of Northwestern University School of Law, a member of the Anti-Defamation League's Chicago/Upper Midwest Region Board, a member of the board of a not-for-profit education organization and a member of the Chicago Network. Ms. Moffic-Silver received her B.A. degree from the University of Wisconsin-Madison (Phi Beta Kappa). Ms. Moffic-Silver received her J.D. degree with honors from Northwestern University Pritzker School of Law.
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
Loss of our right to exclusively list and trade certain index options and futures could have a material adverse effect on our financial performance.
We hold exclusive licenses to list securities index options on the S&P 500 Index, the S&P 100 Index, the Russell 2000 Index, as well as others, granted to us by the owners of such indexes and have developed our proprietary VIX methodology. In 2015, approximately 82.9% of our transaction fees were generated by our futures and index options, the overwhelming majority of which were generated by our exclusively-licensed products and products based on the VIX methodology. The bulk of this revenue is attributable to our S&P 500 Index options and VIX Index options and futures. As a result, our operating revenues are dependent in part on the exclusive licenses we hold for these products and our ability to maintain our exclusive VIX methodology.
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
In addition to the risks related to our exclusive licenses, if we are unable to retain exclusive proprietary rights in the VIX methodology, our volatility products could be subject to multiple listing, which could have a material adverse effect on us.
In addition, the European Parliament has adopted legislation that will require European exchanges to provide non-discriminatory access to benchmarks, like index options, and is considering other legislation that may impact the ability of European banks to trade our products. While similar legislation has not been proposed in the U.S., if it were passed, it could cause us to lose exclusivity in our internally developed and licensed index products. The adopted and proposed European legislation may impact our expansion activities in Europe, and may reduce the volume on our exchanges from international customers.
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
The value of our exclusive licenses to list securities index options also depends on the continued ability of index owners to require licenses for the trading of options based on their indexes. Although we and the index owners have prevailed in legal actions challenging our rights to exclusively license indexes, we may be subject to legal or other action taken in the future that might impede our ability to exclusively license indexes. In addition, indexes underlying certain of our proprietary products may be licensed for use in OTC options. Options on ETFs and ETNs that have such licenses on these indexes are available for trading. As a result, trading in our proprietary products could decrease due to competitive pressures from these products.
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
The volume of options and futures transactions and the demand for our products and services are directly affected by economic, political and market conditions in the U.S. and elsewhere in the world that are beyond our control, including:

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
CBOE and C2 are registered national securities exchanges and SROs, and, as such, are subject to comprehensive regulation by the SEC. CFE is a DCM registered with the CFTC and is subject to comprehensive regulation by the CFTC. See "Business—Regulatory Environment and Compliance—Compliance—Securities Industry-CBOE and C2" for information regarding our regulatory responsibilities for CBSX.
In addition to the requirements related to operating our markets imposed by the SEC and the CFTC, we also have certain responsibilities for regulating the TPHs that trade on our exchanges. While we have entered into agreements under which FINRA and other SROs with respect to our options exchanges, and NFA with respect to our futures exchange, provide certain regulatory services, we retain responsibility for the regulation of our TPHs. See "Business—Regulatory Responsibilities."
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
If the SEC were to find one of our programs of enforcement or compliance to be deficient, CBOE, C2 or CFE could be the subject of SEC or CFTC investigations and enforcement proceedings that may result in substantial sanctions, including revocation of an exchange's registration as a national securities exchange or DCM. Any such investigations or proceedings, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, which could have a material adverse effect on our business, results of operations or financial condition. In addition, CBOE, C2 or CFE may be required to modify or restructure their regulatory functions in response to any changes in the regulatory environment, or they may be required to rely on third parties to perform regulatory and oversight functions, each of which may require us to incur substantial expenses and may harm our reputation if our regulatory services are deemed inadequate.
Although CBOE Holdings itself is not an SRO, CBOE Holdings is subject to regulation by the SEC of activities that involve the options exchanges. Specifically, the SEC will exercise oversight over the governance of CBOE Holdings and its relationship with CBOE and C2. See "Business—Regulatory Responsibilities."

Our business may be adversely affected by price competition.
The business of operating options exchanges is characterized by intense price competition, especially with respect to transaction fees. The pricing model for trade execution for options has changed in response to competitive market conditions and our competitors have adjusted transaction fees and fee structures accordingly, including by opening new exchanges, which allow them to offer multiple pricing models that can appeal to different segments of market participants. These changes have resulted in significant pricing pressures on us, especially on transaction fees and incentives for multiply-listed products. As a result of these pricing pressures, our average rate per multiply-listed options contract may decrease. It is likely that this pressure will continue and even intensify as our competitors continue to seek to increase their share of trading by further reducing their transaction fees or by offering other financial incentives to order providers and liquidity providers to induce them to direct orders to their markets.
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
Like nearly all of the other options exchanges, our options exchanges charge an options regulatory fee ("ORF") to TPHs based on the total number of customer contracts cleared by that TPH, regardless of the exchange on which the trade is executed.  Along with fines and other regulatory fees, the ORF revenues may only be used to support our regulatory functions.  We may face competitive pressures to further reduce or not increase the ORFs on our exchanges, and if we are unable to maintain or, if necessary, increase the ORFs, our results of operation may be adversely affected.
With respect to our proprietary products, we compete on price against futures exchanges and swap execution facilities that offer similar products and other financial institutions that write over-the-counter derivatives. We also compete on price against certain multiply-listed options products, including SPY, that offer some of the features of our proprietary products.
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
In 2015, 2014 and 2013, approximately 71.9%, 70.9% and 69.4% of our operating revenues, respectively, were generated by our transaction-based business. This business is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. Our total trading volumes could decline if our market participants reduce their trading activity for any reason, such as:

•	heightened capital requirements;

•	regulatory or legislative actions;

•	reduced access to capital required to fund trading activities; or

•	significant market disruptions.
Over the past few years, a number of legislative actions have been taken, both domestically and internationally, that may cause market participants to be subject to increased capital requirements and additional compliance burdens. These actions, including Basel III, Dodd-Frank and the Collins Amendment to Dodd-Frank, may cause market participants to reduce the number of trades they make on our exchanges.
In addition, the transaction fees generated are different based on type of product and other factors, including the type of customer and certain volume discounts. See "Management's Discussion and Analysis—Operating Revenues—Average revenue per contract." If the amount of our trading volume decreases, or the mix traded shifts to our lower revenue per contract products, our revenues from transaction fees will decrease. We can offer no assurance that we would be able to reduce our costs to match the amount of any such decrease.

Legislative or regulatory changes affecting the listed options or futures markets could have a material adverse effect on our business.
Changes in regulation by the SEC, CFTC, foreign regulators or other government action, including SEC approval of rule filings by other SROs or entities, including OCC, could materially affect our markets. In recent years, the securities and futures industries have been subject to significant regulatory changes as a result of increasing government and public scrutiny in response to the global economic crisis.
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
Under the Collins Amendment to the Dodd-Frank Act, starting in 2015, U.S. banks are required to use a new approach in order to compute their risk weighted assets, which include exchange-traded options and futures. This, and other rulemaking, may lead to further increases in capital requirements for U.S. bank holding companies, and bank subsidiaries involved in the trading and clearing of derivatives. These increased capital requirements may reduce trading in options and futures due to bank-affiliated broker-dealers reducing their own trading, charging their customers more to trade or reducing the type or number of customers.
In 2012, the SEC directed the SROs to submit a plan to create, implement and maintain a consolidated audit trail, which would serve as a comprehensive audit trail of orders that will allow regulators to efficiently and accurately track all activity in Regulation NMS securities in the U.S. market. In addition to increased regulatory obligations, implementation of a consolidated audit trail could result in significant additional expenditures, including to implement any new technology to meet any plan's requirements. The SEC has also adopted Reg SCI and established working groups of exchanges to focus on improving market resiliency. Meeting the requirements of Reg SCI or other regulations or mandates generated by these working groups could result in significant additional expenses, including for technology and compliance.
Under European Union (“EU”) regulations, European banks must take punitive capital charges if they transact options or futures through a non-qualifying clearinghouse.  OCC, our clearinghouse for options and futures, and other U.S. clearinghouses are not currently recognized as qualified clearinghouses by the EU.  The current deadline for the EU to grant equivalence to foreign clearinghouses is June 15, 2016.  If OCC is not recognized as a qualified clearinghouse by the EU by June 15, 2016 or a subsequent deadline in the event that the current deadline is extended, we could experience the loss of a significant number of European market participants or a reduction in trading activity on our markets, either of which could have a material adverse effect on our business.
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
In addition, Congress, the SEC, foreign regulators and other regulatory authorities could impose legislative or regulatory changes that could adversely impact the ability of our market participants to use our markets, or participate in the options or futures industry at all. Any such changes could result in the loss of a significant number of market participants or a reduction in trading activity on our markets, either of which could have a material adverse effect on our business. Changes or proposed changes in regulation may also result in additional costs of compliance and modification of market participants' trading activity on our exchanges.
Intense competition could materially adversely affect our market share and financial performance.
We compete with a number of entities on several different fronts, including the cost, quality and speed of our trade execution, functionality and ease of use of our trading platform, range of our products and services, our technological innovation and adaptation and our reputation. We compete with futures exchanges and swap execution facilities that offer comparable products and with the over-the-counter market with respect to our proprietary products. With respect to our multiply-listed products, our principal competitors are the twelve other U.S. options exchanges. See the risk factor entitled "Our business may be adversely affected by price competition."
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
Furthermore, our competitors may:

•	respond more quickly to competitive pressures;

•	develop products that compete with our products or are preferred by our customers;

•	develop and expand their technology and service offerings more efficiently;

•	provide better, more user-friendly and more reliable technology;

•	take greater advantage of acquisitions, alliances and other opportunities;

•	market, promote, bundle and sell their products and services more effectively;

•	leverage existing relationships with customers and alliance partners more effectively or exploit brand names to market and sell their services; and

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
We depend on a number of service providers, including clearing organizations such as OCC and its member clearing firms; securities information processors such as the CTA and OPRA; regulatory service providers such as FINRA and NFA; the host of our data center; and various vendors of communications and networking products and services. More specifically:

•
OCC is the sole provider of clearing on all of our exchanges. If it were unable to perform clearing services, or its clearing members were unable or unwilling to clear through OCC, transactions could likely not occur on our markets.

•
OPRA, UTP Securities Information Processor and the CTA consolidate market information such as last sale reports and quotations. If any of them were unable to provide this information for a sustained period of time, we may be unable to offer trading on our options markets.

•
We are heavily dependent on technology for our markets, including our data center, which is housed by a third party, and certain communications and networking products and services. If this technology is unavailable, and cannot be replaced in a short time period, we may be unable to operate our markets.

•
FINRA and NFA provide regulatory services for our options and futures exchanges, respectively, while we retain regulatory responsibilities for such services. If FINRA or NFA stopped providing services, or provided inadequate services, we may be subject to action by the SEC or CFTC, or may have limitations placed upon our markets.

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
We are a party to an increasing number of license agreements pursuant to which we may list for trading securities options on various indexes including license agreements that we have with S&P, for the S&P 500 Index and S&P 100 Index, S&P Dow Jones Indices, LLC, for the Dow Jones Industrial Average, LSEG, for more than two dozen FTSE Russell indexes, including the Russell 2000 Index, and MSCI Inc., for six MSCI indexes, including the MSCI EAFE Index and MSCI Emerging Markets Index. These license agreements provide, among other things, that we are authorized to list options on their indexes, and some of the resulting index options are among the most actively traded products at CBOE. The quality and integrity of each of these indexes are dependent on the ability of the index providers to maintain the index, including by means of the calculation and rebalancing of the index, and we are dependent on the index providers for a number of things, including the provision of index data to us. We also rely on index providers to enforce intellectual property rights against unlicensed uses of the indexes and uses of the indexes that infringe on our licenses, as further discussed in risk factor "We may not be able to protect our intellectual property rights." Furthermore, some of our agreements concerning our proprietary products provide for the parties to those agreements to provide important services to us. If any of our index providers are unable to maintain the quality and integrity of their indexes, or if any of the index providers or service providers fail to perform their obligations under the agreements, trading in these products, and therefore transaction fees we receive, may be adversely affected or we may not receive the financial benefits of the agreements that we negotiated.
If we are unable to fulfill our obligations under the Consent Order, it may have a significant adverse impact on our business.
In addition to entering into the Consent Order and agreeing to complete certain undertakings, we may be subject to additional investigations or proceedings by the SEC if the SEC were to find that we did not fulfill our obligations under the Consent Order. See "Business—Regulatory Environment and Compliance—Compliance—Consent Order." Any investigations or proceedings, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, which could have a material adverse effect on our business results of operations or financial condition.
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
Our competitors, as well as others, have obtained, or may obtain, patents that are related to our technology or the types of products and services we offer or plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products, services or technologies. In addition, some patent applications in the U.S. are confidential until a patent is issued, and therefore we cannot evaluate the extent to which our products and services may be covered or asserted to be covered in pending patent applications. Thus, we cannot be sure that our products and services do not infringe on the rights of others or that others will not make claims of infringement against us. Claims of infringement are not uncommon in our industry. If one or more of our products, services or technologies were determined to infringe a patent held by another party, we may be required to pay damages, stop using, developing or marketing those products, services or technologies, obtain a license from the holders of the patents or redesign those products, services or technologies to avoid infringing the patent. If we were required to stop using, developing or marketing certain products, our business, results of operations and financial condition could be materially harmed. Moreover, if we were unable to obtain required licenses, we may not be able to redesign our products, services or technologies to avoid infringement, which could materially adversely affect our business, results of operations or financial condition.

Computer and communications systems failures and capacity constraints could harm our reputation and our business.
We operate, monitor and maintain our computer systems and networks, including the systems that comprise CBOE Command, the platform for trading on our exchanges and CBOE Vector, the platform that we are developing that is expected to replace CBOE Command. If we are unable to operate, monitor or maintain these systems and networks, program them so that they operate correctly and maintain the integrity of their data, or successfully transition from the CBOE Command platform to the new CBOE Vector platform, it could have a material adverse effect on our ability to conduct our business. Although we have a back-up of trading and key corporate systems, the back-up systems or disaster recovery plans may prove to be inadequate in the event of a systems failure or cyber-security breach. Despite the enhancements made to our disaster recovery facilities, there can be no guarantees that we will be able to open an efficient, transparent and liquid marketplace, if we can open at all.
With extended trading hours, we have to operate our systems longer and have fewer non-trading hours to address any potential concerns with the systems on which we rely.
Our systems may fail, in whole or in part, or may operate slowly, causing one or more of the following:

•	unanticipated disruption in service to our participants;

•	failures or delays during peak trading times or times of unusual market volatility;

•	slower response times and delays in trade execution and processing;

•	incomplete or inaccurate accounting, recording or processing of trades; and

•	distribution of inaccurate or untimely market data to participants who rely on this data in their trading activity.
Any of these events may cause:

•	a loss in transaction or other fees due to the inability to provide services for a time;

•
requests by market participants or others that we reimburse them for financial loss, either within the constraints of the limited liability provisions of our exchanges' rules or in excess of those amounts;

•	trading to diminish on our exchanges due to dissatisfaction with the platform; and

•	one or more of our regulators to investigate or take enforcement action against us.

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
The secure and reliable operation of our computer systems, our communications networks and the systems of our service providers and market participants, is a critical element of our operations. These systems and communications networks may be vulnerable to unauthorized access, including the improper access or disclosure of personally identifiable information, malware and other security problems, as well as to acts of terrorism, natural disasters and other events that are beyond our control. If our security measures are inadequate or if there are interruptions or malfunctions in our systems or communications networks, our business, financial condition and operating results could be materially impacted. We may be required to expend significant resources in the event of any real or threatened breaches in security or system failures, including to protect against threatened breaches and to alleviate harm caused by an actual breach, and may suffer harm to our reputation and litigation. Measures we implement for security and otherwise to provide for the confidentiality, integrity and reliability of our systems may prove to be inadequate in preventing system failures or delays in our systems or communications networks, which could lower trading volume and have an adverse effect on our business, financial condition and operating results.

We may not be able to maintain operating revenues generated by making trading permits available in exchange for a fee.
The right to trade on our exchanges is made available through trading permits for which the user pays a fee. These fees accounted for 8.4% of our operating revenues in 2015. CBOE charges the highest relative trading permit rates in the options industry. We may face pressure from our customers to lower these rates or may see larger firms electing to use fewer permits to access our exchanges. If the demand for trading permits to our exchanges is less than historic levels or if we are unable to maintain permit rates, our ability to generate operating revenues through the granting of permits for trading access would be negatively impacted, which could adversely affect our profitability.
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
As the parent company for SROs, we are responsible for maintaining exchanges that comply with securities and futures laws, SEC and CFTC regulations and the rules of the respective exchanges. Our ability to comply with applicable laws and rules is largely dependent on our policies and procedures designed to meet those compliance responsibilities, as well as our ability to attract and retain qualified personnel throughout the company. Our policies and procedures to identify, monitor and manage compliance risks may not be fully effective. Management of legal and regulatory risk requires policies and procedures to properly monitor, record and verify a large number of transactions and events. We cannot provide assurance that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the compliance risks to which we are or may be exposed, or that our compliance and internal audit functions would be able to identify any such ineffectiveness. If these policies and procedures are not effective, we may be subject to monetary or other penalties by our regulators.
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
We run the risk that our TPHs, other persons who use our markets or our employees may engage in fraud, market manipulation or other misconduct, which could result in regulatory sanctions and serious harm to our reputation, especially because we are the parent company of SROs. It is not always possible to deter misconduct or market manipulation, and the precautions we take to prevent and detect this activity may not be effective in all cases. In addition, misconduct or market manipulation by, or failures of, participants on our exchanges may discourage trading on our exchanges, which could reduce revenues.
If we fail to attract or retain highly skilled management and other employees, our business may be harmed.
Our future success depends in large part on our management team, which possesses extensive knowledge and managerial skill with respect to the critical aspects of our business. The failure to retain members of our management team could adversely affect our ability to manage our business effectively and execute our business strategy. Additionally, effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving our management team and key employees could hinder our strategic planning and execution.
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
Over the past five years, we have experienced significantly increased volume on our futures exchange, extended trading hours on our futures exchange and in SPX and VIX options and developed several proprietary products. We expect that our business will continue to grow, which may place a significant strain on our management, personnel, systems and resources. We must continually improve our operational, financial and regulatory systems and managerial controls and procedures, and may need to continue to expand, train and manage our workforce. We must also maintain close coordination among our technology, legal, accounting, finance, marketing, sales, regulatory and compliance functions. We cannot assure you that we will manage our growth effectively. If we fail to do so, our business could be materially harmed.
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
The frequency of cyber attacks is increasing in general, and a variety of threat actors have specifically targeted the financial services industry. At the date of this filing, we have no evidence of any material cases of data theft, corruption or destruction of data or compromised customer data. Security breaches may, among other consequences, lead to increased scrutiny by our regulators and have significant costs in terms of cash outlays, business disruption, revenue losses, internal labor, overhead and other expenses. Measures we implement to monitor the environment and protect our infrastructure against security breaches and misappropriation of our intellectual property assets may prove insufficient, which could cause us to lose market participants, experience lower trading volume, incur significant liabilities or have a negative impact on our competitive advantage.
Changes in the tax laws and regulations affecting us and our market participants could have a material adverse effect on our business.
Legislation may be proposed, both domestically and internationally, that could change the way that our market participants are taxed on the products they trade on our markets. Legislation has been proposed for the implementation of a transaction tax. Further, proposals may include modifications to the taxation of financial products, including repealing the "60/40 Rule," which allows market-makers to pay a blend of capital gains and ordinary tax rates on their income, requiring all derivatives to be marked-to-market, and eliminating the exemption for "qualified covered calls." If such proposals, a transaction tax or other tax change that detrimentally impacts options or futures trading were to become law, they could have a negative impact on the options and futures industry and us by making transactions more costly to market participants, which may reduce trading.

In 2015, the Internal Revenue Service issued and proposed new regulations under Section 871(m) that require dividend tax withholding for certain transactions completed by foreign persons. Unless substantive changes are made to the regulations, there may be a significant reduction in trading by foreign persons, either by their choice or due to brokers refusing to trade options for such persons.
In addition to proposed tax changes that could affect our market participants, there has been a trend toward states changing the income tax laws to increase the apportionment factors on which state income taxes are based and becoming more aggressive asserting nexus over corporations that are not domiciled in the state.  If state income tax laws change, or if states are successful asserting nexus against us, we may become subject to income taxes in additional states or at a higher rate in the states where income tax filing requirements exists. If this occurs, we may experience a higher effective state tax rate.
We selectively explore acquisition opportunities or strategic alliances relating to other businesses, products or technologies. We may not be successful in integrating other businesses, products or technologies with our business. Any such transaction also may not produce the results we anticipate, which could adversely affect us.
We selectively explore and pursue acquisition and other opportunities to strengthen our business and grow our company. We may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. The market for acquisition targets and strategic alliances is highly competitive, which could make it more difficult to find appropriate merger or acquisition opportunities. If we are required to raise capital by incurring debt or issuing additional equity for any reason in connection with a strategic acquisition or investment, financing may not be available or the terms of such financing may not be favorable to us and our stockholders, whose interests may be diluted by the issuance of additional stock.
In 2015, we acquired the market data services and trading analytics platforms of Livevol, Inc., we and Environmental Financial Products, LLC launched the American Financial Exchange, an electronic marketplace for small and mid-sized banks to lend and borrow short-term funds, and, in early 2016, we made a majority equity investment in Vest Financial Group Inc., an investment advisor that provides options-centric products.
The process of integration may produce unforeseen regulatory issues and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business and harm the reputation of the companies. We may not successfully achieve the integration objectives, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected, any of which could negatively impact our results of operations, financial condition or the market price of our common stock.
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
Our organizational documents contain provisions that could block actions that stockholders might find favorable, including discouraging, delaying or preventing a change of control or and unsolicited acquisition proposals for us. These include provisions:

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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our principal offices are located at 400 South LaSalle Street, Chicago, Illinois 60605. Through our wholly-owned subsidiary, Chicago Options Exchange Building Corporation, we own the building in which our principal offices are located and occupy approximately 300,000 square feet of this building. In addition to our principal offices, we lease approximately 13,000 square feet, which includes office space, our data center and remote network operations.
We believe the space we occupy is sufficient to meet our current and expected future needs.
Item 3.    Legal Proceedings
As of December 31, 2015, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of December 31, 2015, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.
Patent Litigation
ISE -- QRM
On November 12, 2012, CBOE brought suit against International Securities Exchange, LLC ("ISE") in the United States District Court for the Northern District of Illinois alleging that ISE infringes three of its patents (United States Patent Nos. 7,356,498; 7,980,457; and 8,266,044 (the “QRM patents”)) related to quote risk monitor ("QRM") technology. CBOE has requested injunctive relief and monetary damages. On February 20, 2013, the court ruled that the case be transferred to the

United States District Court for the Southern District of New York. On October 31, 2013, the court stayed the litigation pending resolution of Covered Business Method ("CBM") Patent Reviews at the United States Patent and Trademark Office ("USPTO") that ISE had petitioned for. On March 4, 2014, the USPTO instituted CBM Patent Reviews on CBOE’s three QRM patents. On May 22, 2014, the USPTO instituted Inter Parties Review (“IPR”) Proceedings, which ISE had petitioned for, on some but not all claims of two of CBOE’s QRM patents (United States Patent Nos. 7,356,498 and 7,980,457). On March 2, 2015, the USPTO ruled in the CBM proceedings, finding that the subject matter of the patents is not eligible for patent protection, and in the IPR proceedings, finding for CBOE that the claims were not invalidated by the asserted prior art. On April 30, 2015, ISE filed notice of its appeal of the IPR decisions, and on May 1, 2015, CBOE filed notice of its appeal of the CBM decisions. The appeals are being handled by the United States Court of Appeals for the Federal Circuit. Opening, response and reply briefs were filed September 18, 2015, November 2, 2015 and November 25, 2015, respectively, and briefing on the appeals has concluded. The United States Court of Appeals has set oral argument on the appeals for March 10, 2016.

Lanier Litigation

On May 23, 2014, Harold R. Lanier sued 14 securities exchanges, including CBOE, in the United States District Court for the Southern District of New York on behalf of himself and a putative class consisting of all persons in the United States who entered into contracts to receive market data through certain data plans at any time since May 19, 2008 to the present.  The complaint alleged that the market data provided under the CQ Plan and CTA Plans was inferior to the data that the exchanges provided to those that directly receive other data from the exchanges, which the plaintiffs alleged is a breach of their “subscriber contracts” and a violation of the exchanges’ obligations under the CQ and CTA Plans.  The plaintiffs sought monetary and injunctive relief.  On May 30, 2014, Mr. Lanier filed two additional suits in the same Court, alleging substantially the same claims and requesting the same types of relief against the exchanges who participate in the UTP and the OPRA data plans.  CBOE was a defendant in each of these suits, while C2 was only a defendant in the suit regarding the OPRA Plan. On April 28, 2015, the Court dismissed Lanier’s complaint with prejudice because it was preempted by the federal regulatory scheme and because the claims were precluded by the terms of the applicable subscriber agreements. Mr. Lanier appealed the orders dismissing each of his three cases and, on September 2, 2015, he filed his opening appellate briefs in those cases. The defendants’ response briefs were filed November 24, 2015 and briefing on the appeals has concluded. The appeals have been set for oral argument on March 3, 2016.
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
The Company's common stock is listed on the NASDAQ Global Select Market under the trading symbol CBOE. As of January 30, 2016, there were approximately 161 holders of record of our common stock.
The following table sets forth the high and low sales prices by quarter for shares of our common stock as reported on NASDAQ and cash dividends declared per quarter:

	Price Range		Cash Dividends Declared per Share
Calendar Period	High	Low
2014
First Quarter	$59.28	$48.22	$0.18
Second Quarter	56.98	46.84	0.18
Third Quarter	56.36	46.52	0.21
Fourth Quarter	65.39	52.90	0.21
2015
First Quarter	68.00	56.57	0.21
Second Quarter	59.64	55.04	0.21
Third Quarter	67.22	57.41	0.23
Fourth Quarter	72.53	63.65	0.23
2016
Through February 17, 2016 (1)	66.86	58.43	0.23
(1) On February 17, 2016, the Company's board of directors declared a quarterly cash dividend of $0.23 per share. The dividend is payable on March 18, 2016 to stockholders of record at the close of business on March 4, 2016.
Dividends
Each share of common stock, including restricted stock awards and restricted stock units, is entitled to receive dividend and dividend equivalents, respectively, if, as and when declared by the board of directors of the Company.
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
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below shows the purchases of equity securities by the Company in the three months ended December 31, 2015, reflecting the purchase of common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2015 – October 31, 2015	186,810	$66.25	186,810	$79,868,623
November 1, 2015 – November 30, 2015	138,000	70.16	138,000	70,186,605
December 1, 2015 – December 31, 2015	191,834	66.24	191,834	57,480,107
Totals	516,644	$67.29	516,644

(1)
In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014 and 2015 for a total authorization of $500 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Stockholder Return Performance Graph
The following graph compares the cumulative total return provided to stockholders on our common stock since our initial public offering against the return of the S&P Midcap 400 Index and a customized peer group that includes CME Group Inc., Intercontinental Exchange Inc., NASDAQ, Inc. and CBOE Holdings.
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, the index and the peer groups on December 31, 2010, and its performance is tracked on a annual basis through December 31, 2015.

Comparison of Cumulative Total Return of the
Company, Peer Groups, Industry Indexes and/or Broad Markets

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CBOE Holdings, Inc., the S&P Midcap 400 Index
and a Peer Group
__________________________________________
*    $100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/2010	12/2011	12/2012	12/2013	12/2014	12/2015
CBOE Holdings, Inc.	100	115.04	137.01	247.68	306.68	318.22
S&P Midcap 400	100	98.27	115.84	154.64	169.75	166.05
Peer Group	100	88.52	96.01	163.29	181.48	205.24

Item 6.    Selected Financial Data
The following table shows selected financial data of the Company that should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and corresponding notes included in Items 7 and 8, respectively, of this Form 10-K:

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(In thousands, except per share amounts)
Income Statement Data:
Total operating revenues	$634,545	$617,225	$572,050	$512,338	$508,144
Total operating expenses	314,617	303,424	286,236	268,241	266,512
Operating income	319,928	313,801	285,814	244,097	241,632
Total other income/(expense)	4,096	(4,104)	(2,158)	(1,546)	(1,548)
Income before income taxes	324,024	309,697	283,656	242,551	240,084
Income tax provision	119,001	119,983	107,657	85,156	100,678
Net income	$205,023	$189,714	$175,999	$157,395	$139,406
Net income allocated to common stockholders	$204,125	$188,392	$173,863	$155,254	$136,582
Net income per share allocated to common stockholders
Basic	$2.46	$2.21	$1.99	$1.78	$1.52
Diluted	2.46	2.21	1.99	1.78	1.52
Cash dividends declared per share (1) (2)	0.88	0.78	1.16	1.29	0.44
Balance Sheet Data:
Total assets	$384,788	$383,901	$441,589	$338,858	$327,868
Total liabilities	125,143	133,834	157,072	99,736	91,598
Total stockholders' equity	259,645	250,067	284,517	239,122	236,270
Average daily volume by product (3)
Equities	1,559	1,939	1,721	1,977	2,048
Indexes	1,620	1,613	1,479	1,217	1,271
Exchange-traded products	1,274	1,507	1,353	1,247	1,462
Total options average daily volume	4,453	5,059	4,553	4,441	4,781
Futures	205	201	159	96	48
Total average daily volume	4,658	5,260	4,712	4,537	4.829
__________________________________________

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
Business Highlights

•	Transaction fees accounted for 71.9%, 70.9% and 69.4% of total operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

•	Index options and futures contracts accounted for 82.9%, 81.8% and 78.8% of our transaction fees for the years ended December 31, 2015, 2014 and 2013, respectively.

•	Our share of total U.S. exchange-traded options contracts for the year ended December 31, 2015 was 27.1%, down from 29.9% and 27.9% in 2014 and 2013, respectively.

•	Operating expenses were 49.6%, 49.2% and 50.0%, of total operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

•	Compensation and benefits, representing our largest expense category, were 16.7%, 19.7% and 20.6%, of total operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

•
In December 2014, we entered into an agreement with the Financial Industry Regulatory Authority ("FINRA") to provide a majority of regulatory services to the CBOE and C2 options markets. As a result of this agreement, we experienced a shift in expenses from compensation and benefits to professional fees and outside services.

•
On August 7, 2015, we acquired the market data services and trading analytics platform of Livevol, Inc. ("Livevol"), which included Livevol Core, Livevol Pro and Livevol X trading analytics platforms, as well as Livevol Enterprise and other market data solutions products.

Business Strategy
We believe that the derivatives industry, especially the listed options and futures industry, has significant growth potential, including through new participants and products. We expect to further expand our business and increase our revenues and profitability by pursuing the following growth strategies:

•
We intend to continue our efforts to expand the use of our products domestically and internationally. At the core of that effort is extended trading hours in our exclusive index options and futures products and investor education.

•
We intend to continue developing innovative proprietary products that meet the needs of the derivatives industry and complement our core products, both through strategic relationships and internal development.

•	We have designed our fee schedule to provide economic benefits to market participants that concentrate their overall trading activity at our exchanges.

•
We intend to continue to enhance our trading platform by continuing to invest in hardening and augmenting the functionality and capacity of our trading systems and by developing the next generation of trading technology, CBOE Vector.

•	We evaluate strategic opportunities that leverage and complement our core business and that we believe will enhance stockholder value.
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

Access Fees
Access fees represent fees assessed to Trading Permit and Privilege Holders for the opportunity to trade, including fees for trading-related functionality, on CBOE, C2 and CFE. The CBOE program contains a tier-based market-maker appointment system with different trading permits based on trading function and, in the case of market-makers, the assessment of a surcharge for certain CBOE proprietary products. Beginning in mid-2013, CBOE implemented sliding scales for all Market-Maker and Floor Broker Trading Permits held by affiliated Trading Permit Holders and TPH Organizations that are used in any options classes other than certain proprietary indexes. The number of trading permits made available is limited.
Exchange Services and Other Fees
To facilitate trading, the Company offers technology services, terminal and other equipment rentals, maintenance services, trading floor space and telecommunications services. Trading floor and equipment rentals are generally on a month-to-month basis. Facilities, systems services and other fees are generally monthly fee-based, although certain services are influenced by trading volume or other defined metrics, while others are based solely on demand. Also included in this category are the market data services and trading analytics platforms of Livevol which we acquired in August 2015.

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
The SEC requires that the revenues derived from certain of the fees from our regulatory functions, some of which are included in this revenue category, and regulatory fines must be used for regulatory purposes. Expenses related to our regulatory functions are included in our operating expenses, mainly in compensation and benefits in 2014 and professional fees and outside services in 2015.
In December 2014, we entered into an agreement with the FINRA to provide certain regulatory services to the CBOE and C2 options markets. Additionally, CBOE entered into a separate agreement with FINRA, under which it assigned to FINRA the responsibility to perform regulatory services for the Options Regulatory Surveillance Authority ("ORSA"). FINRA began performing the services on January 1, 2015.
Other Revenue
The following sub-categories are the sources of revenue within this category:

•	Revenue generated through various licensing agreements;

•	Revenue derived from fines assessed for rule violations;

•	Revenue generated through our order routing cancel fee (in 2015, we waived order routing cancel fees) and position transfer fee;

•	Revenue associated with advertisements through our corporate web site, www.cboe.com;

•	Revenue generated from courses and seminars offered through CBOE's Options Institute;

•	Revenue generated through regulatory service agreements with other options exchanges (in 2015, we no longer generated revenue from these regulatory service agreements);

•	Rental of commercial space in the lobby of our building; and

•	Other sources of revenue.
Components of Operating Expenses
Most of our expenses do not vary directly with changes in our trading volume except royalty fees and order routing.
Compensation and Benefits
Compensation and benefits are our most significant expense and include salaries and benefits, stock-based compensation, incentive compensation, severance and employer taxes. Salaries and benefits represent our largest expense category and tend to be driven by both our staffing requirements and the general dynamics of the employment market. Stock-based compensation is a non-cash expense related to equity awards. Stock-based compensation can vary depending on the quantity and fair value of the award on the date of grant and the related service period.
Depreciation and Amortization

Depreciation and amortization expense results from the depreciation of long-lived assets purchased and the amortization of purchased and internally developed software.
Technology Support Services
Technology support services expense consists primarily of costs related to the maintenance of computer equipment supporting our system architecture, circuits supporting our wide area network, support for production software, fees paid to information vendors for displaying data and off-site system hosting fees.
Professional Fees and Outside Services
Professional fees and outside services consist primarily of consulting services, which include: the supplementation of staff for activities primarily related to systems development and maintenance, legal, regulatory and audit and tax advisory services.
Royalty Fees
Royalty fees primarily consist of license fees paid for the use of underlying indexes in our proprietary products usually based on contracts traded. The Company has licenses with the owners of the S&P 500 Index, S&P 100 Index and certain other S&P indexes, the DJIA, the NASDAQ 100, MSCI and the FTSE Russell indexes. This category also includes fees related to the dissemination of market data related to S&P indexes and in prior years, certain fees paid to market participants for order flow that they directed or caused to be directed to our exchanges.
Order Routing
Order routing consists of market linkage expenses incurred to send certain orders to other exchanges. If a competing exchange quotes a better price, we route the customer's order to that exchange and pay certain of the associated costs. Regardless of whether the transaction is traded at our options exchanges, the order flow potential enhances our overall market position and participation and provides cost savings to customers.
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
Other Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other income/(expense). These activities primarily include interest earned on the investing of excess cash, dividend income and equity earnings or losses from our investments in other business ventures.
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
Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the ASU provides guidance on accounting for certain revenue-related costs including when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. Early adoption of the standard is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company is in the process of evaluating this guidance, though we do not expect it will materially impact our consolidated balance sheets, statements of income, comprehensive income or cash flows.

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

In November 2015, the FASB issued ASU-2015-17, Income Taxes- Balance Sheet Classification of Deferred Taxes. This standard affects only entities that present a classified statement of financial position. Deferred tax liabilities and assets will be classified as noncurrent in a classified statement of financial position and the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount remains the same. Notably, ASU No. 2015-17 aligns the presentation of deferred income tax assets and liabilities with International Accounting Standard 1, Presentation of Financial Statements, which requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. For public business entities, ASU No. 2015-17 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. For all other entities, ASU No. 2015-17 is effective for annual periods beginning after December 15, 2017, and interim periods in annual periods beginning after December 15, 2018. Entities are required to apply the proposed amendments prospectively to all deferred income tax liabilities and assets or retrospectively to all periods presented. We decided to early adopt this standard on a retrospective basis for the period ended December 31, 2015 and the adoption did not have a material effect on our consolidated balance sheet.

Results of Operations
Year ended December 31, 2015 compared to the year ended December 31, 2014
Consolidated Results
The following summarizes financial performance for the year ended December 31, 2015 compared to 2014.

	2015	2014	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total operating revenues	$634.5	$617.2	$17.3	2.8%
Total operating expenses	314.6	303.4	11.2	3.7%
Operating income	319.9	313.8	6.1	1.9%
Total other income/(expense)	4.1	(4.1)	8.2	199.8%
Income before income taxes	324.0	309.7	14.3	4.6%
Income tax provision	119.0	120.0	(1.0)	(0.8)%
Net income	$205.0	$189.7	$15.3	8.1%
Net income allocated to common stockholders	$204.1	$188.4	$15.7	8.4%
Operating income percentage	50.4%	50.8%
Net income percentage	32.3%	30.7%
Diluted—net income per share allocated to common stockholders	$2.46	$2.21

•	The increase in total operating revenues was primarily driven by higher transaction fees, exchange services and other fees and other revenue, partially offset by lower access fees and regulatory fees.

•
The increase in total operating expenses was primarily driven by higher depreciation and amortization, technology support services, professional fees and outside services and royalty fees, partially offset by lower compensation and benefits.

•
The increase in total other income/(expense) was primarily driven by the dividend declared by OCC in December 2015. The prior year included an impairment charge related to our investment in IPXI Holdings, LLC ("IPXI").

Operating Revenues
Total operating revenues for the year ended December 31, 2015 increased $17.3 million, or 2.8%, to $634.5 million from $617.2 million in the prior year. The following summarizes changes in total operating revenues for the year ended December 31, 2015 compared to 2014.

	2015	2014	Inc./(Dec.)	Percent Change
	(in millions)
Transaction fees	$456.0	$437.8	$18.2	4.2%
Access fees	53.3	59.3	(6.0)	(10.2)%
Exchange services and other fees	42.2	38.0	4.2	11.0%
Market data fees	30.0	30.4	(0.4)	(1.4)%
Regulatory fees	33.5	37.1	(3.6)	(9.7)%
Other revenue	19.5	14.6	4.9	34.0%
Total operating revenues	$634.5	$617.2	$17.3	2.8%
Transaction Fees
Transaction fees increased 4.2% to $456.0 million for the year ended December 31, 2015, representing 71.9% of total operating revenues, compared with $437.8 million for the prior year period, or 70.9% of total operating revenues. This increase was largely driven by a 17.6% increase in the average revenue per contract, partially offset by an 11.4% decrease in trading volume. The increase in average revenue per contract resulted primarily from a shift in volume mix of products traded, fee changes implemented in 2015 and lower volume discounts and incentives. As a percent of total trading volume, index options and futures contracts, which generate our highest options and overall average revenue per contract, respectively, accounted for 39.2% of trading volume for the year ended December 31, 2015, up from 34.5% during the same period in 2014.
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
The following summarizes transaction fees by product category for 2015 compared to 2014.

	2015	2014	Inc./(Dec.)	Percent Change
	(in millions)
Equities	$36.4	$37.2	$(0.8)	(2.1)%
Indexes	290.3	276.0	14.3	5.2%
Exchange-traded products	41.8	42.4	(0.6)	(1.5)%
Total options transaction fees	368.5	355.6	12.9	3.6%
Futures	87.5	82.2	5.3	6.5%
Total transaction fees	$456.0	$437.8	$18.2	4.2%

Trading Volume
Our average daily trading volume ("ADV") was 4.66 million contracts in 2015, down 11.4% compared with 5.26 million for 2014. Total trading days in 2015 and 2014 were two hundred fifty-two.
The following summarizes changes in total trading volume and ADV by product category for 2015 compared to 2014.

	2015		2014		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
	(in millions)
Equities	393.0	1.56	488.6	1.94	(19.6)%	(19.6)%
Indexes	408.3	1.62	406.5	1.61	0.4%	0.4%
Exchange-traded products	321.0	1.27	379.7	1.51	(15.5)%	(15.5)%
Total options contracts	1,122.3	4.45	1,274.8	5.06	(12.0)%	(12.0)%
Futures contracts	51.7	0.21	50.6	0.20	2.1%	2.1%
Total contracts	1,174.0	4.66	1,325.4	5.26	(11.4)%	(11.4)%

The following provides the percentage of volume by product category for the years ended December 31, 2015 and 2014.

	2015	2014
Equities	33.5%	36.9%
Indexes	34.8%	30.7%
Exchange-traded products	27.3%	28.6%
Futures	4.4%	3.8%
Total	100.0%	100.0%
Average revenue per contract
The average revenue per contract was $0.388 in 2015, an increase of 17.6% compared with $0.330 in 2014. Average revenue per contract represents transaction fees divided by total contracts.
The following summarizes average revenue per contract by product category for 2015 compared to 2014.

	2015	2014	Percent Change
Equities	$0.093	$0.076	22.4%
Indexes	0.711	0.679	4.7%
Exchange-traded products	0.130	0.112	16.1%
Total options average revenue per contract	0.328	0.279	17.6%
Futures	1.694	1.623	4.4%
Total average revenue per contract	$0.388	$0.330	17.6%
Factors contributing to the change in total average revenue per contract for the year ended December 31, 2015 compared to the same period in 2014 included:

•
Product mix—We experienced a shift in overall product mix. As a percentage of total volume, equities decreased to 33.5% from 36.9%, indexes increased to 34.8% from 30.7% and futures increased to 4.4% from 3.8%. Equities represent our lowest average revenue per contract, while index options and futures generate our highest options average revenue per contract and our highest total average revenue per contract, respectively.

•
Rate structure— Our rate structure includes sliding scales, volume discounts, volume incentive programs and caps on fees as part of our effort to increase liquidity and market share in multiply-listed options. The increase in average revenue per contract across all product categories was primarily a result of fee changes implemented in 2015 and lower volume discounts and incentives.

Access Fees
Access fees for the year ended December 31, 2015 decreased to $53.3 million from $59.3 million in the comparable prior year period. The decrease in access fees was primarily due to a reduction in the number of trading permits.
Exchange Services and Other Fees
Exchange services and other fees for the year ended December 31, 2015 increased 11.0% to $42.2 million from $38.0 million in the comparable period in the prior year. The increase was primarily a result of higher fees for technology services and revenue generated from Livevol, which was acquired on August 7, 2015.
In 2016, we expect exchange services and other fees to be higher as a result of the recognition of a full year of revenue generated by Livevol.
Market Data Fees
Market data fees decreased 1.4% to $30.0 million for the year ended December 31, 2015 from $30.4 million in the prior year. For the years ended December 31, 2015 and 2014, income derived from our market data services totaled $16.0 million and $15.4 million, respectively, and OPRA income totaled $14.0 million and $15.0 million, respectively. Revenue generated from our market data services, which provide current and historical options and futures data, increased $0.6 million, resulting primarily from an increase in subscribers and fees for certain market data services. Income derived from OPRA is allocated based on each exchange's share of total cleared options transactions. The Company's share of total cleared options transactions for the period ended December 31, 2015 decreased to 23.3% from 24.9% for the same period in 2014 and total distributable OPRA income decreased compared to the prior year period resulting in lower revenue for the period ended December 31, 2015 compared to the same period in 2014.
Regulatory Fees
Regulatory fees decreased 9.7% for the year ended 2015 to $33.5 million from $37.1 million in the same period in the prior year. The decrease in regulatory fees was primarily the result of lower options regulatory fees and a decrease in regulatory fees received for other regulatory services.
Regulatory fees are primarily generated by the options regulatory fee that we charge on all Trading Permit Holder customer volume industry-wide, which decreased compared to the prior period and a decrease in regulatory fees received for other regulatory services, primarily related to CBOE Stock Exchange, LLC ("CBSX"), which ceased trading operations on April 30, 2014.
Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.
Other Revenue
Other revenue increased $4.9 million for the year ended 2015 to $19.5 million from $14.6 million in the same period in the prior year. The increase in other revenue was primarily due to higher regulatory fines assessed for disciplinary actions and the recognition of revenue to adjust for incorrect coding of transactions by an exchange participant related to prior periods.

Concentration of Revenue
All contracts traded on our exchanges must be cleared through clearing members of OCC. At December 31, 2015, there were one hundred thirteen Trading Permit Holders that are clearing members of OCC. Two clearing members accounted for 45% of transaction and other fees collected through OCC in 2015. The next largest clearing member accounted for approximately 12% of transaction and other fees collected through OCC. No one Trading Permit Holder using the clearing services of the top two clearing member firms represented more than 27% of transaction and other fees collected through OCC, for the respective clearing member, in 2015. Should a clearing member withdraw from CBOE, we believe the Trading Permit Holder portion of that clearing member's trading activity would likely transfer to another clearing member.
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
Operating Expenses

Total operating expenses increased $11.2 million, or 3.7%, to $314.6 million for the year ended 2015 from $303.4 million in the year ago period, resulting from higher depreciation and amortization, technology support services, professional fees and outside services and royalty fees, partially offset by lower compensation and benefits. Expenses increased to 49.6% of total operating revenues in the year ended 2015 compared with 49.2% in the same period in 2014.
The following summarizes changes in operating expenses for the year ended December 31, 2015 compared to 2014.

	2015	2014	Inc./(Dec.)	Percent Change
	(in millions)
Compensation and benefits	$105.9	$121.7	$(15.8)	(13.0)%
Depreciation and amortization	46.3	39.9	6.4	15.9%
Technology support services	20.7	19.2	1.5	7.7%
Professional fees and outside services	50.1	32.0	18.1	56.6%
Royalty fees	70.6	66.1	4.5	6.8%
Order routing	2.3	4.1	(1.8)	(43.8)%
Travel and promotional expenses	8.9	9.0	(0.1)	(0.7)%
Facilities costs	5.0	5.7	(0.7)	(12.6)%
Other expenses	4.8	5.7	(0.9)	(14.3)%
Total operating expenses	$314.6	$303.4	$11.2	3.7%
Compensation and Benefits
For the year ended December 31, 2015, compensation and benefits were $105.9 million, or 16.7% of total operating revenues, compared with $121.7 million, or 19.7% of total operating revenues, in the same period in 2014. This represented a decrease of $15.8 million, or 13.0%, which primarily resulted from lower stock-based compensation, a reduction in headcount and lower severance expense. The reduction in headcount and severance was primarily due to the transition of certain regulatory functions to FINRA which occurred in December 2014. The twelve months ended December 31, 2014 included $2.5 million of accelerated stock-based compensation expense for certain executives due to provisions contained in their employment arrangements.
Depreciation and Amortization
Depreciation and amortization increased by $6.4 million to $46.3 million for the year ended December 31, 2015 compared with $39.9 million for the same period in 2014. The increase in depreciation and amortization primarily resulted from capital spending to harden and enhance our trading platform and operations and the acceleration of depreciation for certain assets that have a shorter than expected useful life.
Professional Fees and Outside Services
Expenses related to professional fees and outside services increased to $50.1 million for the year ended December 31, 2015 from $32.0 million in the prior-year period, an increase of $18.1 million, which primarily resulted from higher contract services related to the transition of certain regulatory services for CBOE and C2 to FINRA which occurred in December 2014.
Royalty Fees
Royalty fees for the year ended December 31, 2015 were $70.6 million compared with $66.1 million for the prior year period, an increase of $4.5 million, which primarily resulted from higher trading volume in licensed products.
Operating Income
As a result of the items above, operating income in 2015 was $319.9 million compared to $313.8 million in 2014, an increase of $6.1 million.

Other Income/(Expense)
Other income/(expense) reflected income of $4.1 million for the year ended December 31, 2015 compared with a loss of $4.1 million for the same period in the prior year. The income in 2015 primarily included the Company's share of equity earnings of Signal Trading Systems, LLC ("Signal") and the $3.4 million of dividend income declared by the OCC in December 2015. In 2014, the expense primarily included the Company's share of the operating losses of Signal and the impairment of our investment in IPXI, which totaled $3.0 million.
Income before Income Taxes
As a result of the items above, income before income taxes in 2015 was $324.0 million compared to $309.7 million in 2014, an increase of $14.3 million.
Income Tax Provision
For the year ended December 31, 2015, the income tax provision was $119.0 million compared with $120.0 million for the same period in 2014. The effective tax rate was 36.7% and 38.7% for the years ended December 31, 2015 and 2014, respectively. The lower effective tax rate was primarily due to the recognition of a tax benefit associated with the release and expiration of uncertain tax positions.
Net Income
As a result of the items above, net income allocated to common stockholders in 2015 was $204.1 million compared to $188.4 million in 2014, an increase of $15.7 million. Basic and diluted net income per share allocated to common stockholders were $2.46 and $2.21 for the years ended December 31, 2015 and 2014, respectively.
Year ended December 31, 2014 compared to the year ended December 31, 2013
Consolidated Results
The following summarizes changes in financial performance for the year ended December 31, 2014 compared to 2013.

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

•
The increase in total operating expenses was primarily driven by higher compensation and benefits, depreciation and amortization, technology support services and royalty fees, partially offset by lower professional fees and outside services.

•
The increase in total other expense was primarily driven by an impairment charge of $3.0 million related to our investment in IPXI, partially offset by a reduction in equity losses in other investments.

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
Trading Volume
The Company's ADV was 5.26 million contracts in 2014, up 11.6% compared with 4.71 million for 2013. The Company experienced ADV increases across all product categories. We continued to experience growth in the trading of our proprietary products, primarily SPX options, VIX options and VIX futures. For the year ended December 31, 2014 as compared to the prior year period,we experienced increases in total volume in SPX options, VIX options and VIX futures, of 7.9% and 11.5% and 26.7%, respectively. Total trading days in 2014 and 2013 were two hundred fifty-two.
The following summarizes changes in total trading volume and ADV by product category for 2014 compared to 2013.

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

The following summarizes average revenue per contract by product category for 2014 compared to 2013.

	2014	2013	Percent Change
Equities	$0.076	$0.094	(19.1)%
Indexes	0.679	0.670	1.3%
Exchange-traded products	0.112	0.128	(12.5)%
Total options revenue per contract	0.279	0.291	(4.1)%
Futures	1.623	1.570	3.4%
Total average revenue per contract	$0.330	$0.334	(1.2)%
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

•
Rate structure—Our rate structure includes sliding scales, volume discounts, volume incentive programs and caps on fees as part of our effort to increase liquidity and market share in multiply-listed options. Average revenue per contract on multiply-listed options (equities and exchange-traded products) decreased 19.1% and 12.5%, respectively. These decreases resulted primarily from increases in volume-based incentives for these products. Average revenue per contract on futures increased 3.4%. The increase was primarily due to fee changes implemented in 2014.

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
Market Data Fees
Market data fees increased 22.2% to $30.4 million for the year ended December 31, 2014 from $24.9 million in the prior year. OPRA and Company market data fees for 2014 and 2013 were $15.0 million and $15.4 million and $12.9 million and $12.0 million, respectively. The Company's share of OPRA income for the period ended December 31, 2014 increased to 24.9% from 21.7% for the same period in 2013 as a result of an increase in the Company's share of total cleared options transactions. Revenue generated from the Company's market data services increased $3.4 million, resulting primarily from an increase in subscribers and rates for certain market data services.
Regulatory Fees
Regulatory fees increased 1.2% for the year ended 2014 to $37.1 million from $36.7 million in the same period in the prior year, Regulatory fees are primarily generated by the options regulatory fee that we charge on all Trading Permit Holder customer volume industry-wide which increased compared to the prior period. The higher revenue attributed to volume was partially offset by CBOE and C2 lowering their respective options regulatory fee rates as of August 1, 2014, and a decrease in regulatory fees received for other regulatory services, primarily related to CBSX, which ceased trading operations on April 30, 2014.
In December 2014, we entered into an agreement with the FINRA to provide a majority of the regulatory services to the CBOE and C2 options markets. The Company does not expect revenue generated from regulatory fees to be materially impacted by the agreement with FINRA.

Operating Expenses
Total operating expenses increased $17.2 million, or 6.0%, to $303.4 million for the year ended 2014 from $286.2 million in the year ago period, resulting from higher compensation and benefits, depreciation and amortization, technology support services and royalty fees, partially offset by lower professional fees and outside services. Expenses decreased to 49.2% of total operating revenues in the year ended 2014 compared with 50.0% in the same period in 2013.
The following summarizes changes in operating expenses for the year ended December 31, 2014 compared to 2013.

	2014	2013	Inc./(Dec.)	Percent Change
	(in millions)
Compensation and benefits	$121.7	$118.1	$3.6	3.1%
Depreciation and amortization	39.9	34.5	5.4	15.7%
Technology support services	19.2	17.9	1.3	7.2%
Professional fees and outside services	32.0	34.5	(2.5)	(7.2)%
Royalty fees	66.1	56.6	9.5	16.9%
Order routing	4.1	4.3	(0.2)	(6.3)%
Travel and promotional expenses	9.0	9.8	(0.8)	(7.8)%
Facilities costs	5.7	5.0	0.7	13.2%
Other expenses	5.7	5.5	0.2	2.7%
Total operating expenses	$303.4	$286.2	$17.2	6.0%
Compensation and Benefits
For the year ended December 31, 2014, compensation and benefits were $121.7 million, or 19.7% of total operating revenues, compared with $118.1 million, or 20.6% of total operating revenues, in the same period in 2013. This represents an increase of $3.6 million, or 3.1%, resulting from higher salaries of $3.6 million, driven primarily from annual pay adjustments, higher payroll taxes of $0.5 million and higher health insurance costs of $0.4 million, higher severance expense of $2.4 million, primarily due to transition of a majority of regulatory services to FINRA, and higher annual incentive compensation of $2.0 million, which is aligned with performance targets, partially offset by lower stock-based compensation expense of $5.2 million.
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
Technology Support Services
Technology support services increased $1.3 million to $19.2 million for the year ended December 31, 2014 compared with $17.9 million in the prior-year period. The increase in technology support services is primarily due to higher costs for hardware and software maintenance.
Professional Fees and Outside Services
Expenses related to professional fees and outside services decreased to $32.0 million for the year ended December 31, 2014 from $34.5 million in the prior-year period. The $2.5 million decrease is primarily due to lower costs related to litigation, partially offset by higher costs for contract programmers. The Company received insurance reimbursement for legal expenses of $1.5 million in 2013.
In December 2014, we entered into an agreement with FINRA to provide certain regulatory services to the CBOE and C2 options markets. As noted above, certain staff transitioned from CBOE to FINRA. As a result of the transition, costs for former employees in regulatory and systems staff supporting our regulatory functions, will be included in professional fees and outside services in 2015.

Royalty Fees
Royalty fees expense for the year ended December 31, 2014 were $66.1 million compared with $56.6 million for the prior year period, an increase of $9.5 million. The increase was primarily due to higher trading volume in licensed products and an increase in royalty rates as a result of the amendment the Company executed with S&P OPCO LLC (“S&P”), effective as of March 2013, relating to the Company's license to trade options and futures and create products based on certain S&P indexes and higher fees associated with dissemination of certain market data.
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
Income Tax Provision
For the year ended December 31, 2014, the income tax provision was $120.0 million compared with $107.7 million for the same period in 2013. This increase was primarily a result of higher taxable income and a higher effective tax rate. The effective tax rate was 38.7% and 38.0% for the years ended December 31, 2014 and 2013, respectively.
Net Income
As a result of the items above, net income allocated to common stockholders in 2014 was $188.4 million compared to $173.9 million in 2013, an increase of $14.5 million. Basic and diluted net income per share allocated to common stockholders were $2.21 and $1.99 for the years ended December 31, 2014 and 2013, respectively.
Liquidity and Capital Resources
Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures, actual and anticipated quarterly and special dividend payments and common stock repurchases under the announced program. We expect to use cash on hand at December 31, 2015 and funds generated from operations to continue to meet our 2016 cash requirements. From time to time, we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would strengthen our business in the long-term; however, if consummated, these transactions may negatively impact our liquidity in the short-term.
Cash Flows
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Operating Activities
Net cash provided by operating activities was $245.3 million and $262.7 million for the years ended December 31, 2015 and 2014, respectively. The decrease in net cash flows provided by operating activities was primarily due to lower deferred income taxes, income tax liability and stock-based compensation, higher accounts receivable and income taxes receivable, partially offset by higher net income and higher depreciation and amortization.
Net cash provided by operating activities was $40.3 million higher than net income for the fiscal year ended December 31, 2015. The difference was mainly a result of $46.3 million in depreciation and amortization and the recognition of stock-based compensation totaling $12.2 million, partially offset by increases in accounts receivable of $4.8 million and income taxes receivable of $6.4 million.
Investing Activities

Net cash flows used in investing activities totaled $79.4 million and $52.1 million for the years ended December 31, 2015 and 2014, respectively. Expenditures for capital and other assets totaled $39.3 million and $50.2 million for the years ended December 31, 2015 and 2014, respectively, primarily representing purchases of systems hardware and development of software to harden and enhance our trading platform and operations. We also acquired a business, Livevol, which totaled $3.0 million. Additionally, investments totaled $35.4 million in 2015, which primarily reflects our our $30.0 million contribution to OCC, as part of the capital plan discussed below, and other minority investments.
Our future expenditures for capital and other assets are expected to be primarily driven by spending to harden the company's systems, as well as ongoing investments in systems hardware and software that enhance trading technology. In 2015, we announced the development of a new trading platform, called CBOE Vector. With the development of CBOE Vector, we expect capital expenditures in 2016 to be higher than 2015 and comparable with 2014 capital spending.
Financing Activities
Net cash flows used in financing activities totaled $211.5 million and $283.9 million for the years ended December 31, 2015 and 2014, respectively. The $72.4 million decrease in net cash flows used in financing activities resulted primarily from a a special dividend paid in 2014 totaling $43.8 million and lower repurchases of common stock in 2015.
For the year ended December 31, 2015, net cash flows used in financing activities consisted of $132.2 million in common stock purchases under the Company's share repurchase program, $73.4 million for the payment of quarterly dividends, $3.2 million for other share repurchases, which consisted of common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock and the payment of outstanding debt in conjunction with the acquisition of Livevol totaling $4.0 million.
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
Investing Activities
Net cash flows used in investing activities totaled $52.1 million and $31.2 million for the years ended December 31, 2014 and 2013, respectively. Expenditures for capital and other assets totaled $50.2 million and $28.7 million for the years ended December 31, 2014 and 2013, respectively, primarily representing purchases of systems hardware and development of software to harden and enhance out trading platform and operations. The Company made an investment in Signal Trading Systems, LLC for $2.0 million in 2014.
Financing Activities
Net cash flows used in financing activities totaled $283.9 million and $107.4 million for the years ended December 31, 2014 and 2013, respectively. The $176.5 million increase in net cash flows used in financing activities resulted primarily from higher quarterly dividends, the payment of a special dividend in 2014 and repurchases of common stock.
For the year ended December 31, 2014, net cash flows used in financing activities consisted of $168.3 million in common stock purchases under the Company's share repurchase program, $67.0 million for the payment of quarterly dividends, $43.8 million for the payment of a special dividend and $8.3 million for other shares purchases, which consisted of common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock.
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

Share Repurchase Program
In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014 and 2015 for total authorizations of $500 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

For the twelve months ended December 31, 2015, the Company purchased 2,144,545 shares of common stock at an average cost per share of $61.63, totaling $132.2 million in purchases under the program.

Since inception of the program, the Company purchased 9,999,615 shares of common stock at an average cost per share of $44.25, totaling $442.5 million in purchases under the program.

As of December 31, 2015, the company had $57.5 million of availability remaining under its existing share repurchase authorizations.
OCC Capital Plan
In December 2014, OCC announced a newly-formed capital plan. The OCC capital plan was designed to strengthen OCC's capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities ("SIFMUs") as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC's advance notice filing regarding the capital plan, and OCC and OCC’s existing exchange stockholders, which include CBOE, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders' equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds are breached. OCC also adopted policies under the plan with respect to fees, customer refunds, and stockholder dividends, which envision an annual dividend payment to the exchange stockholders equal to the portion of OCC’s after-tax income that exceeds OCC’s capital requirements after payment of refunds to OCC’s clearing members (with such customer refunds generally to constitute 50% of the portion of OCC’s pre-tax income that exceeds OCC’s capital requirements). On March 3, 2015, in accordance with the plan, CBOE contributed $30 million to OCC. On March 6, 2015, OCC informed CBOE that the SEC, acting though delegated authority, had approved OCC's proposed rule filing for the capital plan. The SEC approval order was stayed on March 13, 2015 automatically as a result of the initiation of petitions to review the order. On September 10, 2015, the SEC issued orders that discontinued the automatic stay of the approval order and granted the petitions for the SEC to review the approval order. On September 15, 2015, the petitioners filed motions to reinstitute the automatic stay. On February 11, 2016, based on a de novo review of the entire record, the SEC approved the proposed rule change implementing OCC's capital plan and dismissed the petitions for review and the petitioners' motions. CBOE's contribution has been recorded under Investments in the balance sheet at December 31, 2015. On December 17, 2015, OCC declared a dividend in accordance with the policies adopted under the new capital plan.  The Company’s portion of the dividend, payable following issuance of OCC’s financial statements for 2015, is $3.4 million and is recorded under Investment income in the Company’s consolidated statement of income.
Off-Balance Sheet Arrangements
We currently do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Lease and Contractual Obligations
The Company currently leases additional office space, a data center and remote network operations center, with lease terms remaining from 7 months to 115 months as of December 31, 2015. In December 2014, we entered into an agreement with FINRA to provide certain regulatory services to the CBOE and C2 options markets. The agreement included the assignment of the office space CBOE leased for regulatory operations.
Total rent expense related to current and former lease obligations for the years ended December 31, 2015, 2014 and 2013 totaled $4.1 million, $3.8 million and $3.0 million, respectively. Future minimum payments under our operating leases and contractual obligations were as follows at December 31, 2015 (in thousands):

	Total(1)	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$6,441	$3,210	$1,707	$409	$1,115
Contractual obligations (2)	232,361	32,111	65,289	53,932	81,029
Other liabilities (3)	3,379	2,000	1,379	—	—
Total	$242,181	$37,321	$68,375	$54,341	$82,144

(1) Gross unrecognized income tax liabilities, excluding interest and penalties, of $31.9 million are not included in the table due to uncertainty about the date of their settlement.

(2) Contractual obligations means an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(3) Other liabilities represent contingent consideration of $3.3 million related to the acquisition of Livevol.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents. We have no long-term or short-term debt. The Company does not trade options for its own account.
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents. As of December 31, 2015 and 2014, our cash and cash equivalents were $102.3 million and $147.9 million, respectively. We invest available cash in highly liquid, short-term investments, such as money market funds and U.S. Treasury securities. Our investment policy is to preserve capital and liquidity. A hypothetical three basis point decrease in short-term interest rates would decrease annual earnings by less than $75,000, assuming no change in the amount or composition of our cash and cash equivalents.
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CBOE Holdings, Inc. and Subsidiaries
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of CBOE Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CBOE Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CBOE Holdings, Inc. and Subsidiaries
Chicago, Illinois

We have audited the internal control over financial reporting of CBOE Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 19, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 19, 2016

CBOE Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2015 and December 31, 2014

(in thousands, except share amounts)	December 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$102,253	$147,927
Accounts receivable—net allowances of 2015 - $150 and 2014 - $285	62,535	58,386
Marketing fee receivable	5,682	10,697
Income taxes receivable	27,901	21,503
Other prepaid expenses	5,122	4,622
Other current assets	625	972
Total Current Assets	204,118	244,107
Investments	48,430	12,351
Land	4,914	4,914
Property and Equipment:
Construction in progress	885	—
Building	70,531	68,019
Furniture and equipment	144,597	286,723
Less accumulated depreciation and amortization	(155,653)	(287,886)
Total Property and Equipment—Net	60,360	66,856
Goodwill	7,655	—
Other Assets:
Intangible assets (less accumulated amortization --2015 - $182 and 2014 - $0)	2,378	—
Software development work in progress	13,836	7,817
Data processing software and other assets (less accumulated amortization of 2015 - $164,152; 2014 - $163,486)	43,097	47,856
Total Other Assets—Net	59,311	55,673
Total	$384,788	$383,901
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$60,104	$58,566
Marketing fee payable	6,141	11,236
Contingent consideration - current	2,000	—
Deferred revenue and other liabilities	4,019	1,988
Post-retirement benefit obligation - current	100	101
Income taxes payable	1,633	1,774
Total Current Liabilities	73,997	73,665
Long-term Liabilities:
Post-retirement benefit obligation - long-term	1,896	1,612
Contingent consideration - long-term	1,379	—
Income taxes liability	39,679	40,683
Other long-term liabilities	2,883	4,197
Deferred income taxes	5,309	13,677
Total Long-term Liabilities	51,146	60,169
Commitments and Contingencies
Total Liabilities	125,143	133,834
Stockholders' Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 or 2014	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized; 92,738,803 issued and 82,088,549 outstanding at December 31, 2015; 92,569,189 issued and 84,114,475 outstanding at December 31, 2014	927	926
Additional paid-in-capital	123,577	110,112
Retained earnings	603,597	472,005
Treasury stock at cost – 10,650,254 shares at December 31, 2015 and 8,454,714 shares at December 31, 2014	(467,632)	(332,287)
Accumulated other comprehensive loss	(824)	(689)
Total Stockholders' Equity	259,645	250,067
Total	$384,788	$383,901
See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2015, 2014 and 2013

	Year Ended	Year Ended	Year Ended
(in thousands, except per share amounts)	December 31, 2015	December 31, 2014	December 31, 2013
Operating Revenues:
Transaction fees	$456,016	$437,764	$397,218
Access fees	53,295	59,332	61,022
Exchange services and other fees	42,209	38,042	37,250
Market data fees	30,034	30,447	24,911
Regulatory fees	33,489	37,083	36,631
Other revenue	19,502	14,557	15,018
Total Operating Revenues	634,545	617,225	572,050
Operating Expenses:
Compensation and benefits	105,925	121,734	118,083
Depreciation and amortization	46,274	39,913	34,488
Technology support services	20,662	19,189	17,898
Professional fees and outside services	50,060	31,976	34,473
Royalty fees	70,574	66,110	56,576
Order routing	2,293	4,080	4,355
Travel and promotional expenses	8,982	9,046	9,806
Facilities costs	4,998	5,721	5,053
Other expenses	4,849	5,655	5,504
Total Operating Expenses	314,617	303,424	286,236
Operating Income	319,928	313,801	285,814
Other Income/(Expense):
Investment income	3,692	113	63
Net income/(loss) from investments	447	(4,217)	(2,221)
Interest and other borrowing costs	(43)	—	—
Total Other Income/(Expense)	4,096	(4,104)	(2,158)
Income Before Income Taxes	324,024	309,697	283,656
Income tax provision	119,001	119,983	107,657
Net Income	205,023	189,714	175,999
Net Income allocated to participating securities	(898)	(1,322)	(2,136)
Net Income Allocated to Common Stockholders	$204,125	$188,392	$173,863
Net Income Per Share Allocated to Common Stockholders:
Basic	$2.46	$2.21	$1.99
Diluted	2.46	2.21	1.99
Weighted average shares used in computing income per share:
Basic	83,081	85,406	87,331
Diluted	83,081	85,406	87,331
See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2015, 2014 and 2013

	Year Ended	Year Ended	Year Ended
(in thousands)	December 31, 2015	December 31, 2014	December 31, 2013

Net Income	$205,023	$189,714	$175,999

Comprehensive Income (Loss) - net of tax:
Post retirement benefit obligation	(135)	361	(157)

Comprehensive Income	204,888	190,075	175,842
Comprehensive Income allocated to participating securities	(898)	(1,322)	(2,136)
Comprehensive Income allocated to common stockholders	$203,990	$188,753	$173,706

See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013

	Year Ended	Year Ended	Year Ended
(in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities:
Net Income	$205,023	$189,714	$175,999
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	46,274	39,913	34,488
Other amortization	81	87	114
Provision for deferred income taxes	(8,282)	(290)	(7,145)
Stock-based compensation	12,181	15,577	20,823
Equity (gain)/loss in investments	(811)	1,217	1,976
Impairment of investment and other assets	118	3,000	245
Loss on disposition of property	617	662	3
Changes in assets and liabilities:
Accounts receivable	(4,847)	(8,498)	(4,222)
Marketing fee receivable	5,015	(1,828)	(3,653)
Income taxes receivable	(6,398)	536	(10,321)
Prepaid expenses	(500)	(615)	139
Other current assets	799	1,745	(2,151)
Accounts payable and accrued expenses	1,550	5,888	5,516
Marketing fee payable	(5,095)	1,794	3,634
Income tax payable	(141)	1,774	—
Deferred revenue and other liabilities	717	1,229	(75)
Post-retirement benefit obligations	(19)	(28)	(36)
Income tax liability	(1,004)	10,780	9,046
Net Cash Flows Provided by Operating Activities	245,278	262,657	224,380
Cash Flows from Investing Activities:
Capital and other assets expenditures	(39,340)	(50,154)	(28,673)
Acquisition of a business	(2,960)	—	—
Investments	(35,386)	(1,987)	(1,920)
Investment in IPXI Holdings, LLC	—	—	(612)
Other	(1,735)	3	8
Net Cash Flows Used in Investing Activities	(79,421)	(52,138)	(31,197)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(73,431)	(66,999)	(58,369)
Payment of special dividend	—	(43,831)	—
Excess tax benefit from stock-based compensation	1,285	3,557	2,356
Purchase of common stock from employees	(3,178)	(8,332)	(6,136)
Payment of outstanding debt in conjunction with acquisition of a business	(4,040)	—	—
Purchase of common stock under announced program	(132,167)	(168,328)	(45,290)
Net Cash Flows Used in Financing Activities	(211,531)	(283,933)	(107,439)
Net Increase/(Decrease) in Cash and Cash Equivalents	(45,674)	(73,414)	85,744
Cash and Cash Equivalents at Beginning of Period	147,927	221,341	135,597
Cash and Cash Equivalents at End of Period	$102,253	$147,927	$221,341
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$133,460	$103,976	$113,741
Non-cash activities:
Change in post-retirement benefit obligation	220	(583)	255
Unpaid liability - dividends payable	—	—	43,831
Unpaid liability to acquire equipment and software	2,756	2,769	3,048
Contingent consideration - current	2,000	—	—
Contingent consideration - long-term	1,379	—	—

See notes to consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2015, 2014 and 2013

(in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance—January 1, 2013	$—	$913	$67,812	$275,491	$(104,201)	$(893)	$239,122
Cash dividends on common stock				(102,200)			(102,200)
Stock-based compensation			20,823				20,823
Issuance of vested restricted stock granted to employees		6	(6)				—
Excess tax benefits from stock-based compensation plan			2,356				2,356
Purchase of common stock					(51,426)		(51,426)
Net income				175,999			175,999
Post-retirement benefit obligation adjustment—net of tax benefit of $99						(157)	(157)
Balance-December 31, 2013	—	919	90,985	349,290	(155,627)	(1,050)	284,517
Cash dividends on common stock				(66,999)			(66,999)
Stock-based compensation			15,577				15,577
Issuance of vested restricted stock granted to employees		7	(7)				—
Excess tax benefits from stock-based compensation plan			3,557				3,557
Purchase of common stock					(176,660)		(176,660)
Net income				189,714			189,714
Post-retirement benefit obligation adjustment—net of tax expense of $222						361	361
Balance-December 31, 2014	—	926	110,112	472,005	(332,287)	(689)	250,067
Cash dividends on common stock				(73,431)			(73,431)
Stock-based compensation			12,181				12,181
Issuance of vested restricted stock granted to employees		1	(1)				—
Excess tax benefits from stock-based compensation plan			1,285				1,285
Purchase of common stock					(135,345)		(135,345)
Net income				205,023			205,023
Post-retirement benefit obligation adjustment—net of tax benefit of $86						(135)	(135)
Balance-December 31, 2015	$—	$927	$123,577	$603,597	$(467,632)	$(824)	$259,645
See notes to consolidated financial statements.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015, 2014 and 2013
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
Basis of Presentation—The consolidated financial statements include the accounts and results of operations of CBOE Holdings and its wholly-owned subsidiaries, including: Chicago Board Options Exchange, Incorporated ("CBOE"), CBOE Futures Exchange, LLC ("CFE"), C2 Options Exchange, Incorporated ("C2"), Market Data Express, LLC and Chicago Options Exchange Building Corporation. Inter-company balances and transactions have been eliminated in consolidation. The Company reports the results of its operations in one reporting segment.
Effective January 1, 2015, we updated certain line item descriptions on our Consolidated Statement of Income. The table below highlights the changes:

Prior description	Current description
Employee costs	Compensation and benefits
Data processing	Technology support services
Outside services	Professional fees and outside services
Trading volume incentives	Order routing

Fixed Asset Retirements

    In the third quarter of 2015, we completed a review of fixed assets, which resulted in the retirement of furniture and equipment and data processing software that were no longer in use and had a net book value of zero.  The retired furniture and equipment and data processing software had a gross cost and accumulated depreciation of $144.3 million and $19.5 million, respectively.

Common Stock

As of December 16, 2015, we amended and restated our Amended and Restated Certificate of Incorporation to, among other items, change the name of our unrestricted common stock to common stock and remove obsolete provisions related to the designations, rights and preferences of Class A-1 and Class A-2 common stock.

With the exception of the line item descriptions, fixed asset retirements and common stock, there have been no other material changes in the manner or basis for presenting the items.
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
For the years ended December 31, 2015, 2014 and 2013

creditworthiness of the financial institutions with which it does business; therefore concentrations of credit risk are limited. There are no redemption restrictions on the Company's invested cash balances.
Accounts Receivable—Accounts receivable consists primarily of transaction and regulatory fees from The Options Clearing Corporation ("OCC") and the Company's share of distributable revenue receivable from Options Price Reporting Authority ("OPRA"). Accounts receivable are primarily collected through OCC, and are with large, highly-rated clearing firms; therefore concentrations of credit risk are limited. The Company has no financing-related receivables.
Prepaid Expenses—Prepaid expenses primarily consist of prepaid software maintenance and licensing expenses which are amortized over the respective periods.
Investments - Cost and Equity Method—We use the cost method to account for a non-marketable equity investment in an entity that we do not control and for which we do not have the ability to exercise significant influence over an entity’s operating and financial policies. When we do not have a controlling financial interest in an entity but exercise significant influence over the entity's operating and financial policies, such investment is accounted for using the equity method. We recognize dividend income when declared.
Investments are periodically reviewed to determine whether any events or changes in circumstances indicate that the investments may be other than temporarily impaired. In the event of impairment, the Company would recognize a loss for the difference between the carrying amount and the estimated fair value of the investment.
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
Software Development Work in Progress and Data Processing Software and Other Assets—The Company expenses software development costs as incurred during the preliminary project stage, while capitalizing costs incurred during the application development stage, which includes design, coding, installation and testing activities. Estimated useful lives are generally three to ten years for internally developed and other data processing software and generally are five years or less for other assets.
Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets (See Note 3). We recognize specifically identifiable intangibles when a specific right or contract is acquired. Goodwill has been allocated to specific reporting units for purposes of impairment testing. The reporting unit identified for our goodwill testing is exchange services and other fees. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.
We also evaluate intangible assets for impairment annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. Such evaluation includes determining the fair value of the asset and comparing the fair value of the asset with its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference.
For both goodwill and indefinite-lived impairment testing, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If we conclude that this is the case, we must perform additional testing of the asset or reporting unit. Otherwise, no further testing is necessary.
As of December 31, 2015, we did not identified any factors that would result in an impairment charge related to goodwill or intangible assets.
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
For the years ended December 31, 2015, 2014 and 2013

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
Market Data Fees:    Market data fees include OPRA income and fees generated from the Company's market data services. OPRA is a limited liability company consisting of representatives of the member exchanges and is authorized by the SEC to provide consolidated options information. The Company's market data services are provided through CBOE Streaming Markets ("CSM") and other services. OPRA income is allocated based upon the individual exchange's relative volume of total cleared options transactions. The Company receives monthly estimates of OPRA's distributable revenue (See Note 5) and income is distributed on a quarterly basis. Company market data fees represent charges for current and historical options and futures data provided directly by the Company. Market data services are recognized in the period the data is provided.
Regulatory Fees:   Regulatory fees are primarily based on the number of customer contracts traded on all U.S. options exchanges by Trading Permit Holders and are primarily recognized on a trade-date basis. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.
Concentration of Revenue:  All contracts traded on our exchanges must be cleared through clearing members of OCC. At December 31, 2015, there were one hundred thirteen Trading Permit Holders that are clearing members of OCC. Two clearing members accounted for 45% of transaction and other fees collected through OCC in 2015. The next largest clearing member accounted for approximately 12% of transaction and other fees collected through the OCC. No one Trading Permit Holder using the clearing services of the top two clearing member firms represented more than 27% of transaction and other fees collected through OCC, for the respective clearing member, in 2015. Should a clearing member withdraw from CBOE, we believe the Trading Permit Holder portion of that clearing member's trading activity would likely transfer to another clearing member.
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
Advertising Costs—Advertising costs, including print advertising and production costs, product promotion campaigns and seminar, conference convention costs related to trade shows and other industry events and, in prior years, sponsorships with local professional sports organizations, are expensed as incurred or amortized over the respective period. The Company incurred advertising costs of $4.7 million, $4.3 million and $5.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Advertising costs are included in travel and promotional expenses in the consolidated statements of income.
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

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2015, 2014 and 2013

Interest and penalties are recorded within the provision for income taxes in the Company's consolidated statements of income and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits. See Note 10 for further discussion of the Company's income taxes.
Recent Accounting Pronouncements—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the ASU provides guidance on accounting for certain revenue-related costs including when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. Early adoption of the standard is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company is in the process of evaluating this guidance, though we do not expect it will materially impact our consolidated balance sheets, statements of income, comprehensive income or cash flows.
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

In November 2015, the FASB issued ASU-2015-17, Income Taxes- Balance Sheet Classification of Deferred Taxes. This standard affects only entities that present a classified statement of financial position. Deferred tax liabilities and assets will be classified as noncurrent in a classified statement of financial position and the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount remains the same. Notably, ASU No. 2015-17 aligns the presentation of deferred income tax assets and liabilities with International Accounting Standard 1, Presentation of Financial Statements, which requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. For public business entities, ASU No. 2015-17 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. For all other entities, ASU No. 2015-17 is effective for annual periods beginning after December 15, 2017, and interim periods in annual periods beginning after December 15, 2018. Entities are required to apply the proposed amendments prospectively to all deferred income tax liabilities and assets or retrospectively to all periods presented. We decided to early adopt this standard on a retrospective basis for the period ended December 31, 2015 and the adoption did not have a material effect on our consolidated balance sheet.

2. SHARE REPURCHASE PROGRAM
In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014 and 2015 for total authorizations of $500 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Under the program, for the twelve months ended December 31, 2015, the Company purchased 2,144,545 shares of common stock at an average cost per share of $61.63 totaling $132.2 million.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2015, 2014 and 2013

Since inception of the program through December 31, 2015, the Company has purchased 9,999,615 shares of common stock at an average cost per share of $44.25 totaling $442.5 million.

3. ACQUISITION - GOODWILL AND INTANGIBLE ASSETS

On August 7, 2015, the Company acquired the market data services and trading analytics platforms of Livevol, Inc. ("Livevol"), which included Livevol Core, Livevol Pro and Livevol X trading analytics platforms, as well as Livevol Enterprise and other market data solutions products. The purchase price consisted of $7.0 million cash, including $4.0 million paid to existing Livevol debt holders and $3.0 million to Livevol owners, upon closing plus contingent consideration based on achievement of certain performance targets, measured at nine and eighteen months from the acquisition date of August 7, 2015. The purchase price was allocated on a preliminary basis, subject to final allocation, to the assets acquired based on their fair values at the acquisition date. The acquisition included tangible and intangible assets totaling $0.1 million and $2.6 million, respectively. The tangible assets primarily reflect computer hardware and intangible assets include: customer relationships, trade names, existing technology, non-compete agreements and a leasehold right.

In addition to the assets, goodwill totaling $7.7 million was recorded in connection with the acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents potential future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is expected to be fully deductible for tax purposes.

The company recorded contingent consideration of $3.3 million, which is based on management's estimate of the performance target achievement by Livevol. If Livevol were to exceed management's estimates it could result in an additional payment in excess of the recorded contingent consideration.

Intangible Assets

Intangible assets totaling $2.6 million were recorded in connection with the acquisition of Livevol. The intangible assets include: customer relationships, trade names, existing technology, non-compete agreements and leasehold rights. Intangible assets and related accumulated amortization consisted of the following as of December 31, 2015 (in thousands):

	As of December 31, 2015	Estimated Useful Lives
Customer relationships	$910	13 years
Trade names	370	10 years
Technology	1,130	2-5 years
Other	150	1-4 years
Total	$2,560
Less accumulated amortization	182
Total intangibles, net	$2,378

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2015, 2014 and 2013

For the year ended December 31, 2015, amortization of intangible assets was $0.2 million. The remaining weighted average useful lives of the intangible assets is 8.0 years as of December 31, 2015. The future amortization expense from the intangible assets as of December 31, 2015 is as follows (in thousands):

Year	Amortization expense
2016	$434
2017	379
2018	349
2019	309
2020	206
Total	$1,677

4. INVESTMENTS
At December 31, 2015 and 2014, the Company's investments were comprised of the following (in thousands):

	2015	2014
Equity Method
Investment in Signal Trading Systems, LLC	$12,185	$11,900
Investment in CBOE Stock Exchange, LLC	—	—
Total equity method investments	12,185	11,900

Cost Method
Investment in OCC	30,333	333
Other cost method investments	5,912	118
Total cost method investments	36,245	451

Total Investments	$48,430	$12,351
Equity Method
The carrying amount of our equity method investments totaled $12.2 million and $11.9 million as of December 31, 2015 and 2014, respectively, and is included in Investments in our Consolidated Balance Sheet. Our equity method investments include our in investments in Signal Trading Systems, LLC ("Signal") and CBOE Stock Exchange, LLC ("CBSX").
In May 2010, CBOE acquired a 50% interest in Signal from FlexTrade Systems, Inc. ("FlexTrade"). The joint venture develops and markets a multi-asset front-end order entry system, known as "Pulse," which has a particular emphasis on options trading. The Company assists in the development of the terminals and provides marketing services to the joint venture, which is accounted for under the equity method. We account for the investment in Signal under the equity method due to the substantive participating rights provided to the other limited liability company member, FlexTrade. In the twelve months ended December 31, 2015, the Company recorded contributions to Signal of $1.9 million and equity earnings in Signal of $0.8 million. Additionally, the Company received distributions from Signal of $2.4 million which reduced the carrying value of our investment.
The Company currently holds a 49.96% equity interest in CBSX in return for non-cash property contributions. CBSX ceased trading operations on April 30, 2014. CBOE is responsible for the compliance and regulation of the CBSX marketplace. In addition, the Company has a services agreement under which it provides financial, accounting and technology support.

Cost method

The carrying amount of our cost method investments totaled $36.2 million and $0.5 million as of December 31, 2015 and 2014, respectively, and is included in Investments in our Consolidated Balance Sheet. We account for our cost-method investments primarily as a result of our inability to exercise significant influence over these investments. As of December 31, 2015, our cost method investments primarily reflect our 20% investment in OCC and minority investments in American Financial Exchange ("AFX") and IPXI Holdings, LLC ("IPXI").
In December 2014, OCC announced a newly-formed capital plan. The OCC capital plan was designed to strengthen OCC's capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities ("SIFMUs") as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC's advance notice filing regarding the capital plan, and OCC and OCC’s existing exchange stockholders, which include CBOE, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders' equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds are breached. OCC also adopted policies under the plan with respect to fees, customer refunds, and stockholder dividends, which envision an annual dividend payment to the exchange stockholders equal to the portion of OCC’s after-tax income that exceeds OCC’s capital requirements after payment of refunds to OCC’s clearing members (with such customer refunds generally to constitute 50% of the portion of OCC’s pre-tax income that exceeds OCC’s capital requirements). On March 3, 2015, in accordance with the plan, CBOE contributed $30 million to OCC. On March 6, 2015, OCC informed CBOE that the SEC, acting though delegated authority, had approved OCC's proposed rule filing for the capital plan. The SEC approval order was stayed on March 13, 2015 automatically as a result of the initiation of petitions to review the order. On September 10, 2015, the SEC issued orders that discontinued the automatic stay of the approval order and granted the petitions for the SEC to review the approval order. On September 15, 2015, the petitioners filed motions to reinstitute the automatic stay. On February 11, 2016, based on a de novo review of the entire record, the SEC approved the proposed rule change implementing OCC's capital plan and dismissed the petitions for review and the petitioners' motions. CBOE's contribution has been recorded under Investments in the balance sheet at December 31, 2015. On December 17, 2015, OCC declared a dividend in accordance with the policies adopted under the new capital plan.  The Company’s portion of the dividend, payable following issuance of OCC’s financial statements for 2015, is $3.4 million and is recorded under Investment income in the Company’s consolidated statement of income.
In September 2015, CBOE Holdings, through its subsidiary Loan Markets, LLC, acquired a minority interest in AFX, an electronic marketplace for small and mid-sized banks to lend and borrow short-term funds.
The Company, through DerivaTech Corporation, a wholly-owned subsidiary, held a minority interest in IPXI totaling $3.1 million. In December 2014, the Company recorded an impairment charge of $3.0 million. The impairment was the result of an additional investment in IPXI by an investor at a fair value significantly lower than our original investment. IPXI ceased operations on March 23, 2015, resulting in an impairment of our remaining investment balance.
5. RELATED PARTIES
The Company collected transaction and other fees of $596.1 million, $687.5 million and $610.3 million in the years ended December 31, 2015, 2014 and 2013, respectively, by drawing on accounts of CBOE and C2 market participants held at OCC. The amounts collected by OCC for CBOE included $95.7 million, $121.4 million and $99.7 million of marketing fees during the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, the Company collected transaction and other fees of $96.1 million, $84.7 million and $65.7 million in the years ended December 31, 2015, 2014 and 2013, respectively, by drawing on accounts of CFE market participants held at OCC. The Company had a receivable due from OCC of $57.0 million and $59.8 million at December 31, 2015 and 2014, respectively.
OPRA is a limited liability company consisting of representatives of the member exchanges and is authorized by the SEC to provide consolidated options information. This information is provided by the exchanges and is sold to market data vendors, outside news services and customers. OPRA's operating income is distributed among the exchanges based on their relative volume of total cleared options transactions. The Company's share of OPRA operating income was $14.0 million, $15.1 million and $12.9 million during the years ended December 31, 2015, 2014 and 2013, respectively. The Company had a receivable from OPRA of $3.7 million and $4.2 million at December 31, 2015 and 2014, respectively.
The Company incurred re-billable expenses on behalf of CBSX for expenses such as compensation and benefits, computer equipment and software of $0.1 million, $2.4 million and $4.6 million during the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included as a reduction of the underlying expenses. The Company had an immaterial receivable balance at December 31, 2015 and 2014 as a result of CBSX ceasing trading operations on April 30, 2014.
Options Regulatory Surveillance Authority ("ORSA") is responsible for conducting insider trading investigations related to options on behalf of all options exchanges. CBOE through December 2014 was the Regulatory Services Provider under a plan entered into by the options exchanges and approved by the SEC to administer ORSA. Effective January 1, 2015, the ORSA policy committee delegated the operation of the ORSA Plan facility to FINRA, and FINRA became the service provider under the Regulatory Services Agreement. During the year, the Company incurred re-billable expenses on behalf of ORSA for expenses such as compensation and benefits, occupancy and operating systems of $0.3 million, $2.7 million and $2.3 million, during the years ended December 31, 2015, 2014 and 2013, respectively. These amounts were included as a reduction of the underlying expenses. The Company had a receivable due from ORSA of $0.1 million and $1.2 million at December 31, 2015 and 2014, respectively.
6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
At December 31, 2015 and 2014, accounts payable and accrued liabilities consisted of the following (in thousands):

	2015	2014
Compensation and benefit related liabilities	$23,304	$23,032
Royalties	15,409	17,624
Contract services (1)	6,684	2,335
Accounts payable	1,762	2,779
Purchase of common stock (2)	1,778	1,159
Facilities	2,099	1,942
Legal	1,536	1,355
Market linkage	628	1,183
Other	6,904	7,157
Total	$60,104	$58,566

(1) Reflects costs primarily for certain regulatory functions and contract programming work related to projects that are in process. For comparability purposes, contract services balances previously reflected in Other as of December 31, 2014 have been included on this line.

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
As of December 31, 2015 and 2014, amounts assessed by the Company on behalf of others included in current assets totaled $5.7 million and $10.7 million, respectively, and payments due to others included in current liabilities totaled $6.1 million and $11.2 million, respectively.
8. DEFERRED REVENUE
The following tables summarize the activity in deferred revenue for the years ended December 31, 2015 and 2014 (in thousands):

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2015, 2014 and 2013

	Balance at December 31, 2014	Cash Additions	Revenue Recognition	Balance at December 31, 2015
Liquidity provider sliding scale (1)	$—	$14,400	$(14,400)	$—
Other, net	1,988	11,610	(9,579)	4,019
Total deferred revenue	$1,988	$26,010	$(23,979)	$4,019

	Balance at December 31, 2013	Cash Additions	Revenue Recognition	Balance at December 31, 2014
Liquidity provider sliding scale (1)	—	$15,800	$(15,800)	$—
Other, net	1,100	11,429	(10,541)	1,988
Total deferred revenue	$1,100	$27,229	$(26,341)	$1,988

(1) Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and receive reduced fees based on the achievement of certain volume thresholds within a month. The prepayment of 2015 and 2014 transaction fees totaled $14.4 million and $15.8 million, respectively. These amounts were amortized and recorded ratably, as transaction fees over the respective twelve month periods.

9. EMPLOYEE BENEFITS
Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Each plan is a defined contribution plan that is non-qualified under Internal Revenue Code. The Company contributed $4.7 million, $6.0 million and $5.6 million to the defined contribution plans for each of the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has a post-retirement medical plan for certain former members of senior management. The Company recorded immaterial post-retirement benefits expense for the years ended December 31, 2015, 2014 and 2013, resulting from the amortization of service costs and actuarial expense included in accumulated other comprehensive loss at December 31, 2015, 2014 and 2013.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2015, 2014 and 2013

10. INCOME TAXES
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax rate, net of federal income tax effect	4.4	3.5	3.6
Section 199 deductions	(1.9)	(1.7)	(2.1)
Other, net	(0.8)	1.9	1.5
Effective income tax rate	36.7%	38.7%	38.0%
The components of income tax expense for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Current
Federal	$103,344	$95,946	$93,844
State	23,939	24,327	20,958
Total current	127,283	120,273	114,802
Deferred
Federal	(6,381)	1,955	(4,636)
State	(1,901)	(2,245)	(2,509)
Total deferred	(8,282)	(290)	(7,145)
Total	$119,001	$119,983	$107,657
At December 31, 2015 and 2014, the net deferred income tax liability is as follows (in thousands):

	2015	2014
Deferred tax assets	$33,564	$26,962
Deferred tax liabilities	(38,873)	(40,639)
Net deferred income tax liability	$(5,309)	$(13,677)

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2015, 2014 and 2013

The tax effect of temporary differences giving rise to significant portions of deferred tax assets and liabilities at December 31, 2015 and 2014 are presented below (in thousands):

	2015	2014
Deferred tax assets:
Intangibles	$38	$44
Accrued compensation and benefits	15,406	9,347
Property, equipment and technology, net	645	596
Investment in affiliates	7,264	6,325
Other	10,211	10,650
Total deferred tax assets	33,564	26,962
Deferred tax liabilities:
Property, equipment and technology, net	(35,859)	(37,851)
Investment in affiliates	(1,707)	(1,696)
Prepaid	(1,303)	(1,080)
Other	(4)	(12)
Total deferred tax liabilities	(38,873)	(40,639)
Net deferred tax liabilities	$(5,309)	$(13,677)
The net deferred tax liabilities are classified as long-term liabilities in the Consolidated Balance Sheets at December 31, 2015 and 2014.
A reconciliation of the beginning and ending uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

	2015	2014	2013
Balance as of January 1	$35,429	$26,745	$19,493
Gross increases on tax positions in prior period	70	2,828	549
Gross decreases on tax positions in prior period	(4,245)	(1,053)	(18)
Gross increases on tax positions in current period	1,891	8,113	7,270
Lapse of statute of limitations	(1,242)	(1,204)	(549)
Balance as of December 31	$31,903	$35,429	$26,745
As of December 31, 2015, 2014 and 2013, the Company had $31.9 million, $35.4 million and $26.7 million, respectively, of uncertain tax positions excluding interest and penalties, which, if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $12.1 million, not including any potential new additions.
Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company's consolidated statements of income and were $2.5 million, $2.1 million and $1.8 million for the periods ended December 31, 2015, 2014 and 2013, respectively. Accrued interest and penalties were $7.7 million, $5.3 million and $3.2 million as of December 31, 2015, 2014 and 2013, respectively.
The Company is subject to U.S. federal tax, California, Illinois, New Jersey, and New York state taxes and Washington, D.C. taxes, as well as taxes in other local jurisdictions. The Company has open tax years from 2007 on for New York, 2008 on for Federal, 2010 on for New Jersey, 2011 on for Washington, D.C and 2013 on for Illinois. The Internal Revenue Service is currently auditing 2010 and is looking at specific line items from 2008 to 2013 due to the filing by the Company of amended returns containing the recognition of certain credits and deductions. The Illinois Department of Revenue has informed the Company it will be auditing the 2013 and 2014 tax years, the New York State Department of Taxation and Finance is currently auditing the 2007 through 2012 tax years and the New Jersey Division of Taxation is currently auditing the 2010 through 2012 tax years.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2015, 2014 and 2013

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
The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2015 and 2014. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$84,000	—	—	$84,000
Total assets at fair value at December 31, 2015	$84,000	$—	$—	$84,000

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$135,000	—	—	$135,000
Total assets at fair value at December 31, 2014	$135,000	$—	$—	$135,000

In September 2015, CBOE Holdings, through its subsidiary Loan Markets, LLC, acquired a minority interest in AFX. The investment, measured at fair value on a non-recurring basis, is classified as level 3 as the fair value was based on both observable and unobservable inputs.

The Company has recorded contingent consideration of $3.3 million, categorized as level 3, which is based on management's estimate of the achievement by Livevol of certain performance targets at nine and eighteen months. If Livevol were to exceed management's estimates, it could result in an additional payment in excess of the recorded contingent consideration.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2015, 2014 and 2013

12. COMMITMENTS AND CONTINGENCIES
As of December 31, 2015, the end of the period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of December 31, 2015, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.
Patent Litigation
ISE -- QRM
On November 12, 2012, CBOE brought suit against International Securities Exchange, LLC ("ISE") in the United States District Court for the Northern District of Illinois alleging that ISE infringes three of its patents (United States Patent Nos. 7,356,498; 7,980,457; and 8,266,044 (the “QRM patents”)) related to quote risk monitor ("QRM") technology. CBOE has requested injunctive relief and monetary damages. On February 20, 2013, the court ruled that the case be transferred to the United States District Court for the Southern District of New York. On October 31, 2013, the court stayed the litigation pending resolution of Covered Business Method ("CBM") Patent Reviews at the United States Patent and Trademark Office ("USPTO") that ISE had petitioned for. On March 4, 2014, the USPTO instituted CBM Patent Reviews on CBOE’s three QRM patents. On May 22, 2014, the USPTO instituted Inter Parties Review (“IPR”) Proceedings, which ISE had petitioned for, on some but not all claims of two of CBOE’s QRM patents (United States Patent Nos. 7,356,498 and 7,980,457). On March 2, 2015, the USPTO ruled in the CBM proceedings, finding that the subject matter of the patents is not eligible for patent protection, and in the IPR proceedings, finding for CBOE that the claims were not invalidated by the asserted prior art. On April 30, 2015, ISE filed notice of its appeal of the IPR decisions, and on May 1, 2015, CBOE filed notice of its appeal of the CBM decisions. The appeals are being handled by the United States Court of Appeals for the Federal Circuit. Opening, response and reply briefs were filed September 18, 2015, November 2, 2015 and November 25, 2015, respectively, and briefing on the appeals has concluded. The United States Court of Appeals has set oral argument on the appeals for March 10, 2016.

Lanier Litigation
On May 23, 2014, Harold R. Lanier sued 14 securities exchanges, including CBOE, in the United States District Court for the Southern District of New York on behalf of himself and a putative class consisting of all persons in the United States who entered into contracts to receive market data through certain data plans at any time since May 19, 2008 to the present.  The complaint alleged that the market data provided under the CQ Plan and CTA Plans was inferior to the data that the exchanges provided to those that directly receive other data from the exchanges, which the plaintiffs alleged is a breach of their “subscriber contracts” and a violation of the exchanges’ obligations under the CQ and CTA Plans.  The plaintiffs sought monetary and injunctive relief.  On May 30, 2014, Mr. Lanier filed two additional suits in the same Court, alleging substantially the same claims and requesting the same types of relief against the exchanges who participate in the UTP and the OPRA data plans.  CBOE was a defendant in each of these suits, while C2 was only a defendant in the suit regarding the OPRA Plan. On April 28, 2015, the Court dismissed Lanier’s complaint with prejudice because it was preempted by the federal regulatory scheme and because the claims were precluded by the terms of the applicable subscriber agreements. Mr. Lanier appealed the orders dismissing each of his three cases and, on September 2, 2015, he filed his opening appellate briefs in those cases. The

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2015, 2014 and 2013

defendants’ response briefs were filed November 24, 2015 and briefing on the appeals has concluded. The appeals have been set for oral argument on March 3, 2016.
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
Leases and Other Obligations
The Company currently leases additional office space, a data center and remote network operations center, with lease terms remaining from 7 months to 115 months as of December 31, 2015. Total rent expense related to these lease obligations, reflected in technology support services and facilities costs line items on the Consolidated Statements of Income, for the years ended December 31, 2015, 2014 and 2013 were $4.1 million, $3.8 million and $3.0 million, respectively. Future minimum payments for our operating leases, contractual obligations and other liabilities are as follows at December 31, 2015 (in thousands):

Year	Operating Leases	Contractual Obligations	Other Liabilities	Total
2016	$3,210	$32,111	$2,000	$37,321
2017	1,166	34,219	1,379	36,764
2018	541	31,070	—	31,611
2019	208	31,084	—	31,292
2020	201	22,848	—	23,049
Total	$5,326	$151,332	$3,379	$160,037

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
In addition, on February 19, 2015, the Company granted 45,932 RSUs that are contingent on the achievement of performance conditions including 22,966 at a fair value of $61.96 per RSU related to earnings per share during the performance

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2015, 2014 and 2013

period and 22,966 RSUs at a fair value of $74.00 per RSU, related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return RSUs which incorporated the following assumptions: risk free interest rate (1.02%), three-year volatility (19.9%) and three-year correlation with S&P 500 Index (0.44). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of our common stock. The vesting period for the RSUs contingent on the achievement of performance is three years. For each of the performance awards, the RSUs will be settled in shares of our common stock following vesting of the RSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change in control of the Company or in the event of a participant’s earlier death or disability. Participants shall have no voting rights with respect to RSUs until the issuance of the shares of stock. Dividends are accrued by the Company and will be paid once the RSUs contingent on the achievement of performance conditions vest.
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
For the years ended December 31, 2015, 2014 and 2013, the Company recognized $12.2 million, $15.6 million and $20.8 million, respectively, of stock-based compensation expense related to restricted stock. For the twelve months ended December 31, 2014 and 2013, the Company recorded $2.5 million and $4.0 million, respectively, to recognize accelerated stock-based compensation. The accelerated stock-based compensation expense, in 2014, is primarily for certain executives due to provisions contained in their employment arrangements and, in 2013, departures from the board of directors.
The activity in the Company's restricted stock and restricted stock units for the year ended December 31, 2015 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2015	414,749	$46.44
Granted	220,097	62.94
Vested	(170,099)	42.41
Forfeited	(8,177)	48.42
Unvested restricted stock at December 31, 2015	456,570	$55.70
As of December 31, 2015, the Company had unrecognized stock-based compensation expense of $13.7 million related to outstanding restricted stock and restricted stock units. The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 1.6 years. The Company is projecting a forfeiture rate of 2%. The total fair value of shares vested during the year ended December 31, 2015 was $7.2 million.
14. NET INCOME PER COMMON SHARE
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

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2015, 2014 and 2013

The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the years ended December 31, 2015, 2014 and 2013:

(in thousands, except per share amounts)	2015	2014	2013
Basic EPS Numerator:
Net Income	$205,023	$189,714	$175,999
Less: Earnings allocated to participating securities	(898)	(1,322)	(2,136)
Net Income allocated to common stockholders	$204,125	$188,392	$173,863
Basic EPS Denominator:
Weighted average shares outstanding	83,081	85,406	87,331
Basic net income per common share	$2.46	$2.21	$1.99
Diluted EPS Numerator:
Net Income	$205,023	$189,714	$175,999
Less: Earnings allocated to participating securities	(898)	(1,322)	(2,136)
Net Income allocated to common stockholders	$204,125	$188,392	$173,863
Diluted EPS Denominator:
Weighted average shares outstanding	83,081	85,406	87,331
Dilutive common shares issued under restricted stock program	—	—	—
Diluted net income per common share	$2.46	$2.21	$1.99

For the periods presented, the Company did not have shares of restricted stock or restricted stock units that would have an anti-dilutive effect on the computation of diluted net income per common share.
15. QUARTERLY DATA (unaudited)

Year ended December 31, 2015 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$142,839	$148,725	$187,035	$155,946	$634,545
Operating expenses	73,286	75,355	85,925	80,051	314,617
Operating income	69,553	73,370	101,110	75,895	319,928
Net income	$42,259	$44,845	$67,516	$50,403	$205,023
Net income allocated to common stockholders	$42,079	$44,646	$67,219	$50,181	$204,125
Diluted—net income per share to common stockholders	$0.50	$0.54	$0.81	$0.61	$2.46

Year ended December 31, 2014 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$157,885	$143,942	$148,910	$166,488	$617,225
Operating expenses	75,847	74,226	73,826	79,525	303,424
Operating income	82,038	69,716	75,084	86,963	313,801
Net income	$49,024	$42,981	$48,366	$49,342	$189,714
Net income allocated to common stockholders	$48,528	$42,598	$48,146	$49,119	$188,392
Diluted—net income per share to common stockholders	$0.56	$0.50	$0.57	$0.58	$2.21

•	In the fourth quarter of 2015, the Company recognized $2.0 million of revenue to adjust for incorrect coding of transactions by an exchange participant related to prior periods.

CBOE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2015, 2014 and 2013

•
In the third quarter of 2015, the Company recorded a $4.3 million tax benefit from the release of an uncertain tax provision related to research and development credits, which were effectively settled.

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

16. SUBSEQUENT EVENTS
On January 25, 2016, the Company announced it made a majority equity investment in Vest Financial Group Inc. ("Vest"), an investment advisor that provides options-centric products. As a result of the investment, Vest became a majority-owned subsidiary of CBOE.
On February 17, 2016, the Company's board of directors declared a quarterly cash dividend of $0.23 per share. The dividend is payable on March 18, 2016 to stockholders of record at the close of business on March 4, 2016. Additionally, our board of directors increased the share repurchase authorization by $100 million.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 56.
There were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Not applicable

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our executive officers is included on pages 18 of this Annual Report on Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders planned to be held on May 19, 2016, which will be filed within 120 days of the end of our fiscal year ended December 31, 2015 ("2016 Proxy Statement") and is incorporated herein by reference.
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
Item 11.    Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be in the 2016 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2016 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2016 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be in the 2016 Proxy Statement and is incorporated herein by reference.

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
(1)   Financial Statements
Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this report are included in this Annual Report on Form 10-K beginning at page 54. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements
(2)   Financial Statement Schedules
The Company has not included any financial statement schedules because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(3)   List of Exhibits
See (b) Exhibits below

(b)	Exhibits

Exhibit No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of CBOE Holdings, Inc. (filed herewith).
3.2	Third Amended and Restated Bylaws of CBOE Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on November 25, 2015.
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
10.6
Amendment No. 5 to the S&P License Agreement, dated March 1, 2003, incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.7
Amended and Restated Amendment No. 6 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.7 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.8
Amended and Restated Amendment No. 7 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.9
Amendment No. 8 to the S&P License Agreement, dated January 9, 2005, incorporated by reference to Exhibit 10.9 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.10
Amendment No. 10 to the S&P License Agreement, dated June 19, 2009, incorporated by reference to Exhibit 10.10 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.11
Amendment No. 11 to the S&P License Agreement, dated as of April 29, 2010, incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on May 11, 2010.+

10.12
Chicago Board Options Exchange, Incorporated Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.13
Chicago Board Options Exchange, Incorporated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.14
Chicago Board Options Exchange, Incorporated Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.15
Amendment No. 1 to the Chicago Board Options Exchange, Incorporated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34774) filed on November 12, 2010.*

10.16
Amended and Restated Employment Agreement, effective December 31, 2009, by and between the Chicago Board Options Exchange, Incorporated and William J. Brodsky, incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on March 11, 2010.*

10.17
Amended and Restated CBOE Holdings, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-165393) filed on June 11, 2010.*

10.18
Form of Restricted Stock Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34774) filed on June 11, 2010.*

10.19
Form of Restricted Stock Award Agreement (for Non-employee Directors), incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34774) filed on June 11, 2010.*

10.20
Amended and Restated CBOE Holdings, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-34774) filed on May 6, 2015.*

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

Exhibit No.	Description of Exhibit
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

10.30	Form of 2016 Restricted Stock Unit Award Agreement (for Executive Officers) under the Amended and Restated CBOE Holdings, Inc. Long-term Incentive Plan (filed herewith).*
10.31	Form of 2016 Restricted Stock Unit Award Agreement (relative total shareholder return) under the Amended and Restated CBOE Holdings, Inc. Long-term Incentive Plan (filed herewith).*
10.32	Form of 2016 Restricted Stock Unit Award Agreement (earnings per share) under the Amended and Restated CBOE Holdings, Inc. Long-term Incentive Plan (filed herewith).*
21.1	Subsidiaries of CBOE Holdings, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1	Powers of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (filed herewith).
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

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
Edward T. Tilly Chief Executive Officer
Date: February 19, 2016
POWERS OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward T. Tilly, as attorney-in-fact and agent, with full power of substitution and re-substitution, to sign on his or her behalf, individually and in any and all capacities, including the capacities stated below, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2015 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ EDWARD T. TILLY	Chief Executive Officer and Director	February 19, 2016
Edward T. Tilly	(Principal Executive Officer)

/s/ ALAN J. DEAN	Executive Vice President, Chief Financial Officer and Treasurer	February 19, 2016
Alan J. Dean	(Principal Financial Officer)

/s/ DAVID S. REYNOLDS	Vice President and Chief Accounting Officer	February 19, 2016
David S. Reynolds	(Principal Accounting Officer)

/s/ WILLIAM J. BRODSKY	Chairman	February 19, 2016
William J. Brodsky

/s/ JAMES R. BORIS	Director	February 19, 2016
James R. Boris

/s/ FRANK E. ENGLISH, JR.	Director	February 19, 2016
Frank E. English, Jr.

/s/ EDWARD J. FITZPATRICK	Director	February 19, 2016
Edward J. Fitzpatrick

SIGNATURE	TITLE	DATE

/s/ JANET P. FROETSCHER	Director	February 19, 2016
Janet P. Froetscher

/s/ JILL R. GOODMAN	Director	February 19, 2016
Jill R. Goodman

/s/ R. EDEN MARTIN	Director	February 19, 2016
R. Eden Martin

/s/ RODERICK A. PALMORE	Director	February 19, 2016
Roderick A. Palmore

/s/ SUSAN M. PHILLIPS	Director	February 19, 2016
Susan M. Phillips

/s/ SAMUEL K. SKINNER	Director	February 19, 2016
Samuel K. Skinner

/s/ CAROLE E. STONE	Director	February 19, 2016
Carole E. Stone

/s/ EUGENE S. SUNSHINE	Director	February 19, 2016
Eugene S. Sunshine