Form 10-Q
period 2016-09-30
CBOE Holdings, Inc.
filed 2016-11-08
CIK 1374310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of unrestricted common stock, as of the latest practicable date:

Class	October 21, 2016
Common Stock, par value $0.01	81,285,307 shares

CBOE HOLDINGS, INC.

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"CBOE Holdings," "we," "us," "our" or "the Company" refers to CBOE Holdings, Inc. and its subsidiaries.

•	"CBOE" refers to Chicago Board Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"C2" refers to C2 Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFE" refers to CBOE Futures Exchange, LLC, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.

•	"Consent Order" refers to the consent order that CBOE and C2 entered into with the SEC on June 11, 2013.

•	"FASB" refers to the Financial Accounting Standards Board.

•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.

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
Some factors that could cause actual results to differ include:

•	the loss of our right to exclusively list and trade certain index options and futures products;

•	economic, political and market conditions;

•	compliance with legal and regulatory obligations, including our obligations under the Consent Order;

•	increasing price competition in our industry;

•	decreases in trading volumes or a shift in the mix of products traded on our exchanges;

•	legislative or regulatory changes;

•	increasing competition by foreign and domestic entities;

•	our dependence on third party service providers;

•	our index providers' ability to perform under our agreements;

•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;

•	our ability to accommodate trading volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;

•	our ability to protect our systems and communication networks from security risks, including cyber-attacks;

•	the accuracy of our estimates and expectations;

•	our ability to maintain access fee revenues;

•	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;

•	the ability of our compliance and risk management methods to effectively monitor and manage our risks;

•	our ability to attract and retain skilled management and other personnel;

•	our ability to manage our growth and strategic acquisitions or alliances effectively:

•
the satisfaction of the conditions precedent to the consummation of our proposed acquisition of Bats Global Markets, Inc. (“Bats”), including, without limitation, the receipt of stockholder and regulatory approvals (including clearance by antitrust authorities necessary to complete the proposed transaction) on the terms desired or anticipated;

•
unanticipated difficulties or expenditures relating to the proposed transaction, including, without limitation, difficulties that result in the failure to realize expected synergies, efficiencies and cost savings from the proposed transaction within the expected time period (if at all), whether in connection with integration, combining trading platforms, broadening distribution of product offerings or otherwise;

•	our ability to maintain an investment grade credit rating and obtain permanent financing for the proposed transaction on the anticipated terms and schedule;

•	risks relating to the value of our shares to be issued in the proposed transaction;

•	disruptions of our and Bats’ current plans, operations and relationships with market participants caused by the announcement and pendency of the proposed transaction;

•	potential difficulties in our and Bats’ ability to retain employees as a result of the announcement and pendency of the proposed transaction; and

•	legal proceedings that may be instituted against us and Bats following announcement of the proposed transaction.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
	(unaudited)
Operating Revenues:
Transaction fees	$111,926	$144,823	$347,863	$345,162
Access fees	13,019	13,062	39,447	40,119
Exchange services and other fees	11,513	10,978	34,263	30,443
Market data fees	8,222	7,133	24,363	22,702
Regulatory fees	9,116	8,204	27,436	25,332
Other revenue	2,411	2,835	8,494	14,841
Total Operating Revenues	156,207	187,035	481,866	478,599
Operating Expenses:
Compensation and benefits	28,344	29,583	83,980	79,158
Depreciation and amortization	10,200	12,394	34,311	34,071
Technology support services	5,608	5,342	16,944	15,480
Professional fees and outside services	21,381	12,619	49,758	37,163
Royalty fees	19,399	21,840	57,849	52,744
Order routing	536	581	557	1,994
Travel and promotional expenses	2,610	1,407	7,616	6,434
Facilities costs	1,322	874	4,268	3,552
Other expenses	1,157	1,285	3,485	3,969
Total Operating Expenses	90,557	85,925	258,768	234,565
Operating Income	65,650	101,110	223,098	244,034
Other Income/(Expense):
Investment and other income	1,557	68	7,921	177
Net income from investments	306	289	830	165
Interest and other borrowing costs	(177)	(16)	(232)	(16)
Total Other Income	1,686	341	8,519	326
Income Before Income Taxes	67,336	101,451	231,617	244,360
Income tax provision	26,885	33,935	91,059	89,739
Net Income	40,451	67,516	140,558	154,621
Net loss attributable to noncontrolling interests	270	—	792	—
Net Income Excluding Noncontrolling Interests	40,721	67,516	141,350	154,621
Change in redemption value of noncontrolling interest	(270)	—	(792)	—
Net income allocated to participating securities	(171)	(297)	(584)	(676)
Net Income Allocated to Common Stockholders	$40,280	$67,219	$139,974	$153,945
Net Income Per Share Allocated to Common Stockholders:
Basic	$0.50	$0.81	$1.72	$1.85
Diluted	0.50	0.81	1.72	1.85
Weighted average shares used in computing income per share:
Basic	81,285	82,755	81,481	83,329
Diluted	81,285	82,755	81,481	83,329
See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
	(unaudited)
Net Income	$40,451	$67,516	$140,558	$154,621

Comprehensive Income (Loss) - net of tax:
Post-retirement benefit obligation	9	14	49	(149)

Comprehensive Income	40,460	67,530	140,607	154,472
Comprehensive loss attributable to noncontrolling interests	270	—	792	—
Comprehensive Income Excluding Noncontrolling Interests	40,730	67,530	141,399	154,472

Change in redemption value of noncontrolling interests	(270)	—	(792)	—
Comprehensive income allocated to participating securities	(171)	(297)	(584)	(676)
Comprehensive Income Allocated to Common Stockholders	$40,289	$67,233	$140,023	$153,796

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2016 and December 31, 2015

(in thousands, except share amounts)	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$72,759	$102,253
Accounts receivable—net allowances of 2016 - $128 and 2015 - $150	61,112	62,535
Marketing fee receivable	7,172	5,682
Income taxes receivable	52,190	27,901
Other prepaid expenses	8,495	5,122
Deferred financing costs	4,718	—
Other current assets	137	625
Total Current Assets	206,583	204,118
Investments	73,469	48,430
Land	4,914	4,914
Property and Equipment:
Construction in progress	181	885
Building	76,300	70,531
Furniture and equipment	155,608	144,597
Less accumulated depreciation and amortization	(172,178)	(155,653)
Total Property and Equipment—Net	59,911	60,360
Goodwill	26,468	7,655
Other Assets:
Intangible assets (less accumulated amortization—2016 - $1,466 and 2015 - $182)	9,094	2,378
Software development work in progress	24,953	13,836
Data processing software and other assets (less accumulated amortization—2016 - $168,347 and 2015 - $164,152)	35,950	43,097
Total Other Assets—Net	69,997	59,311
Total	$441,342	$384,788
Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$66,421	$60,104
Marketing fee payable	7,646	6,141
Deferred revenue and other liabilities	7,010	4,019
Post-retirement benefit obligation - current	27	100
Contingent consideration - current	—	2,000
Income tax payable	18	1,633
Total Current Liabilities	81,122	73,997
Long-term Liabilities:
Post-retirement benefit obligation - long-term	1,922	1,896
Contingent consideration - long-term	—	1,379
Income tax liability	47,667	39,679
Other long-term liabilities	2,713	2,883
Deferred income taxes	5,753	5,309
Total Long-term Liabilities	58,055	51,146
Commitments and Contingencies
Total Liabilities	139,177	125,143

Redeemable Noncontrolling Interests	12,600	—

Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 or December 31, 2015	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized; 92,950,065 issued and 81,285,307 outstanding at September 30, 2016; 92,738,803 issued and 82,088,549 outstanding at December 31, 2015	929	927
Additional paid-in-capital	135,618	123,577
Retained earnings	686,042	603,597
Treasury stock at cost – 11,664,758 shares at September 30, 2016 and 10,650,254 shares at December 31, 2015	(532,249)	(467,632)
Accumulated other comprehensive loss	(775)	(824)
Total Stockholders’ Equity	289,565	259,645
Total	$441,342	$384,788
 See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interests
Nine Months Ended September 30, 2016
(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance—January 1, 2016	$—	$927	$123,577	$603,597	$(467,632)	$(824)	$259,645	$—
Cash dividends on common stock				(58,113)			(58,113)
Stock-based compensation			10,872				10,872
Excess tax benefits from stock-based compensation plan			1,171				1,171
Issuance of vested restricted stock granted to employees		2	(2)				—
Purchase of common stock					(64,617)		(64,617)
Net Income excluding noncontrolling interests				141,350			141,350
Increase due to acquiring majority of outstanding equity of Vest								12,600
Net loss attributable to redeemable noncontrolling interest								(792)
Redemption value adjustment				(792)			(792)	792
Post-retirement benefit obligation adjustment—net of tax expense of $35						49	49
Balance—September 30, 2016	$—	$929	$135,618	$686,042	$(532,249)	$(775)	$289,565	$12,600

See notes to condensed consolidated financial statements

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015
	(unaudited)
Cash Flows from Operating Activities:
Net income	$140,558	$154,621
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34,311	34,071
Other amortization	57	59
Provision for deferred income taxes	409	(1,718)
Gain on settlement of contingent consideration	(1,399)	—
Stock-based compensation	10,872	8,987
Loss on disposition of property	9	617
Equity gain in investment	(830)	(528)
Impairment of investment and other assets	—	118
Change in assets and liabilities:
Accounts receivable	1,423	(7,723)
Marketing fee receivable	(1,490)	3,942
Income taxes receivable	(24,289)	2,122
Prepaid expenses	(3,348)	(3,413)
Other current assets	488	(16)
Accounts payable and accrued expenses	6,679	3,812
Marketing fee payable	1,505	(4,026)
Deferred revenue and other liabilities	2,821	4,395
Post-retirement benefit obligations	(19)	(14)
Income tax liability	7,988	(2,029)
Income tax payable	(1,615)	860
Net Cash Flows provided by Operating Activities	174,130	194,137
Cash Flows from Investing Activities:
Capital and other assets expenditures	(36,433)	(26,931)
Acquisition of a majority interest in a business, net of cash received	(14,257)	(2,960)
Payment of contingent consideration from acquisition	(1,980)	—
Investments	(24,209)	(30,919)
Other	(468)	(1,827)
Net Cash Flows used in Investing Activities	(77,347)	(62,637)
Cash Flows from Financing Activities:
Payment of quarterly dividends	(58,113)	(54,413)
Deferred financing costs	(4,718)	—
Excess tax benefit from stock-based compensation	1,171	1,285
Payment of outstanding debt in conjunction with acquisition of a business	—	(4,040)
Purchase of common stock from employees	(4,119)	(3,178)
Purchase of common stock under announced program	(60,498)	(97,403)
Net Cash Flows used in Financing Activities	(126,277)	(157,749)
Net Decrease in Cash and Cash Equivalents	(29,494)	(26,249)
Cash and Cash Equivalents at Beginning of Period	102,253	147,927
Cash and Cash Equivalents at End of Period	$72,759	$121,678
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$105,891	$89,140

See notes to condensed consolidated financial statements

CBOE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2016 and 2015
(Unaudited)

NOTE 1 —DESCRIPTION OF BUSINESS
CBOE Holdings, Inc. is the holding company for Chicago Board Options Exchange, Incorporated, CBOE Futures Exchange, LLC, C2 Options Exchange, Incorporated and other subsidiaries, including our majority ownership in CBOE Vest Financial Group Inc. ("Vest").
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
CBOE is our primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single exchange is known as our Hybrid trading model. CFE, our all-electronic futures exchange, offers trading of futures on the VIX Index and other products. C2 is our all-electronic exchange that also offers trading of listed options, and may operate with a different market model and fee structure than CBOE. All of our exchanges operate on our proprietary technology platform known as CBOE Command.
CBOE Holdings and Bats Global Markets, Inc. (“Bats”), a leading global operator of securities exchanges and other electronic markets enabled by world-class technology, entered into an Agreement and Plan of Merger, dated as of September 25, 2016 (the “Merger Agreement”), providing, among other things, that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of CBOE Holdings will merge with and into Bats, with Bats surviving as a wholly-owned subsidiary of CBOE Holdings (the “Merger”). The Merger Agreement also provides that, immediately following the effective time of the Merger, Bats, as the surviving corporation from the Merger, will merge with and into CBOE V, LLC (“Merger LLC”), a wholly-owned subsidiary of CBOE Holdings, Inc. (the “Subsequent Merger”), with Merger LLC surviving the Subsequent Merger as a wholly-owned subsidiary of CBOE Holdings.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of voting common stock of Bats, par value $0.01 per share (“Bats Voting Common Stock”), and each share of non-voting common stock of Bats, par value $0.01 per share (“Bats Non-Voting Common Stock” and, together with the Bats Voting Common Stock, “Bats Common Stock”), issued and outstanding immediately prior to the Effective Time (other than shares held by CBOE Holdings, Bats or any of their respective subsidiaries, shares held by any holder of Bats Common Stock who is entitled to demand and properly demands appraisal of such shares under Delaware law and unvested restricted shares of Bats Common Stock granted under any Bats equity incentive plan) will convert into, at the election of the holder of such share, subject to proration and adjustment, either (i) 0.3201 of a share of common stock of CBOE Holdings, par value $0.01 per share (“CBOE Holdings Common Stock”), and $10.00 in cash (the “Mixed Consideration”), (ii) an amount of cash, without interest (the “Cash Consideration”), equal to the sum (rounded to two decimal places) of (a) $10.00 and (b) the product obtained by multiplying 0.3201 by the volume-weighted average price (rounded to four decimal places) of shares of CBOE Holdings Common Stock on the NASDAQ Stock Market LLC for the ten consecutive trading days ending on the second full trading day prior to the Effective Time (the “Closing VWAP”), or (iii) a number of shares of CBOE Holdings Common Stock (the “Stock Consideration”) equal to the sum of (a) 0.3201 and (b) the quotient (rounded to four decimal places) obtained by dividing $10.00 by the Closing VWAP. Holders of Bats Common Stock who do not make an election will receive the Mixed Consideration. The consideration to be paid to holders of Bats Common Stock electing to receive the Cash Consideration or the Stock Consideration in connection with the Merger is subject to automatic adjustment, as applicable, to ensure that the total amount of cash paid and the total number of shares of CBOE Holdings Common Stock issued in the Merger is the same as what would be paid and issued if all holders of Bats Common Stock were to receive the Mixed Consideration at the Effective Time.
The completion of the Merger is subject to certain conditions, including, among others, (i) adoption by Bats stockholders of the Merger Agreement, (ii) approval by CBOE Holdings stockholders of the issuance of CBOE Holdings common stock in connection with the Merger, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and regulatory approval by the SEC, Financial Industry Regulatory Authority ("FINRA") and the U.K.

Financial Conduct Authority and (iv) other customary closing conditions. Bats' and CBOE Holdings' directors and officers have signed supportive voting agreements.  The Merger is expected to close in the first half of 2017.
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

In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). This standard addresses stakeholders’ concerns regarding diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics.In particular, ASU No. 2016-15 addresses eight specific cash flow issues in an effort to reduce this diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Note that early adoption is permitted for all entities, including adoption during an interim period. The Company is in the process of evaluating this guidance, though we do not expect it will materially impact our consolidated balance sheets, statements of income, comprehensive income or cash flows.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

CBOE Vest Financial Group Inc.

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

Vest - Intangible Assets

Intangible assets totaling $8.0 million were recorded in 2016 in connection with the acquisition of Vest and include: customer relationships, trade names, and technology. Intangible assets and related accumulated amortization consisted of the following as of September 30, 2016 (in thousands):

	As of September 30, 2016	Estimated Useful Lives
Customer relationships	$3,000	9 years
Trade names	1,000	7 years
Technology	4,000	5 years
Total Intangible Assets Acquired	8,000
Less accumulated amortization	957
Total Intangibles, net	$7,043

For the three and nine months ended September 30, 2016, amortization of Vest intangible assets was $0.3 million and $1.0 million, respectively. The remaining weighted average useful lives of the intangible assets is 6.1 years as of September 30, 2016. The future expected amortization expense from the intangible assets related to the Vest acquisition as of September 30, 2016 is as follows (in thousands):

Year	Amortization expense
2016 (1)	$319
2017	1,276
2018	1,276
2019	1,276
2020	1,276
Total	$5,423

(1) Includes expected amortization for the remaining three months of 2016.

Livevol, Inc.

As a result of our acquisition of Livevol in August 2015, we recorded goodwill and intangible assets totaling $7.7 million and $2.6 million, respectively. In addition, the Company recorded contingent consideration of $3.4 million, which was based on management's estimate of the achievement by Livevol of certain performance targets at nine and eighteen months from the acquisition date. In September 2016, the Company settled the contingent consideration for $2.0 million resulting in a gain of $1.4 million, which is recorded in other income.

Livevol - Intangible Assets

Intangible assets totaling $2.6 million recorded in 2015 in connection with the acquisition of Livevol included: customer relationships, trade names, existing technology, non-compete agreements and leasehold rights. Intangible assets and related accumulated amortization consisted of the following as of September 30, 2016 (in thousands):

	As of September 30, 2016	Estimated Useful Lives
Customer relationships	$910	13 years
Trade names	370	10 years
Technology	1,130	2-5 years
Other	150	1-4 years
Total	2,560
Less accumulated amortization	507
Total Intangibles, net	$2,053

For the three and nine months ended September 30, 2016, amortization of Livevol intangible assets was $0.1 million and $0.3 million, respectively. The remaining weighted average useful lives of the intangible assets is 7.7 years as of September 30, 2016. The future expected amortization expense from the intangible assets related to the Livevol acquisition as of September 30, 2016 is as follows (in thousands):

Year	Amortization expense
2016 (1)	$109
2017	379
2018	349
2019	309
2020	206
Total	$1,352

(1) Includes expected amortization for the remaining three months of 2016.

NOTE 4 — DEBT

In connection with entering into the Merger Agreement, CBOE Holdings entered into a commitment letter with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (or any of its designated affiliates) (Bank of America, N.A., and other such financial institutions that accede as lender to such debt commitment letter in accordance with its terms are referred to herein as the “Lenders”), which provides that, subject to the satisfaction and waiver of certain conditions which are usual and customary for financing of this type, the Lenders are committed to provide debt financing for the purposes of funding (i) the cash consideration to be paid in the transactions contemplated by the Merger Agreement, (ii) the refinancing of certain existing indebtedness of Bats and its subsidiaries and (iii) related fees and expenses, which debt financing consists of a senior unsecured 364-day bridge loan facility in an aggregate principal amount of up to $1.65 billion to the extent CBOE Holdings fails to generate gross cash proceeds in an aggregate principal amount of up to $1.65 billion from permanent financing including in the form of a senior unsecured term loan facility and the issuance of senior unsecured notes on or prior to the consummation of the transaction contemplated by the Merger Agreement.  On September 26, 2016, the Company paid commitment and structuring fees of $5.0 million that will be amortized over the period prior to the closing of the transaction that is expected to occur in the first half of 2017.

NOTE 5 — REDEEMABLE NONCONTROLLING INTEREST

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

For the nine months ended September 30, 2016, the following reflects changes in our redeemable noncontrolling interests (in thousands):

Redeemable Noncontrolling Interest
Balance as of January 1, 2016	$—
Increase due to acquiring majority of outstanding equity of Vest	12,600
Net loss attributable to redeemable noncontrolling interest	(792)
Redemption value adjustment	792
Balance as of September 30, 2016	$12,600

NOTE 6 — NET INCOME PER COMMON SHARE
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

The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Basic EPS Numerator:
Net Income	$40,451	$67,516	$140,558	$154,621
Loss attributable to noncontrolling interests	270	—	792	—
Net Income excluding noncontrolling interests	40,721	67,516	141,350	154,621
Change in redemption value of noncontrolling interest	(270)	—	(792)	—
Earnings allocated to participating securities	(171)	(297)	(584)	(676)
Net Income allocated to common stockholders	$40,280	$67,219	$139,974	$153,945
Basic EPS Denominator:
Weighted average shares outstanding	81,285	82,755	81,481	83,329
Basic Net Income Per Common Share	$0.50	$0.81	$1.72	$1.85

Diluted EPS Numerator:
Net Income	$40,451	$67,516	$140,558	$154,621
Loss attributable to noncontrolling interests	270	—	792	—
Net Income excluding noncontrolling interests	40,721	67,516	141,350	154,621
Change in redemption value of noncontrolling interest	(270)	—	(792)	—
Earnings allocated to participating securities	(171)	(297)	(584)	(676)
Net Income allocated to common stockholders	$40,280	$67,219	$139,974	$153,945
Diluted EPS Denominator:
Weighted average shares outstanding	81,285	82,755	81,481	83,329
Dilutive common shares issued under stock program	—	—	—	—
Diluted Net Income Per Common Share	$0.50	$0.81	$1.72	$1.85

For the periods presented, the Company did not have shares of restricted stock or restricted stock units that would have an anti-dilutive effect on the computation of diluted net income per common share.

In order to complete the Company's proposed acquisition of Bats, shares of CBOE Holdings common stock are to be issued upon conversion of shares of Bats common stock in the Merger. Based on the number of shares of our common stock and Bats common stock outstanding on September 23, 2016, immediately following the completion of the Merger, our pre‑existing stockholders and former Bats stockholders would own approximately 72% and 28% of the outstanding shares of our common stock, respectively. The Merger will have no effect on the number of shares of our common stock owned by our existing stockholders.

NOTE 7 — STOCK-BASED COMPENSATION
Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.
On February 19, 2016, the Company granted 170,081 restricted stock units ("RSUs"), each of which entitles the holder to one share of common stock upon vesting, to certain officers and employees at a fair value of $61.80 per share. The RSUs vest ratably over three years, with one-third vesting on each anniversary of the grant date, and vesting accelerates upon the occurrence of a change in control. Unvested RSUs will be forfeited if the officer or employee leaves the Company prior to the applicable vesting date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

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

For the three and nine months ended September 30, 2016 and 2015, the Company recognized $3.8 million and $3.2 million and $10.9 million and $9.0 million in stock-based compensation expense, respectively. The three and nine months ended September 30, 2016 included $0.2 million and $0.7 million of accelerated stock-based compensation expense, respectively, for certain officers and employees as a result of attaining certain age and service based requirements in our long-term incentive plan and award agreements. Stock-based compensation expense is included in compensation and benefits in the condensed consolidated statements of income.

As of September 30, 2016, the Company had unrecognized stock-based compensation of $18.2 million.  The remaining unrecognized stock-based compensation is expected to be recognized over a weighted average period of 23.1 months.

The activity in the Company’s restricted stock and restricted stock units for the nine months ended September 30, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	456,570	$55.70
Granted	241,681	64.10
Vested	(211,235)	48.14
Forfeited	(4,133)	59.67
Unvested at September 30, 2016	482,883	$63.34

NOTE 8 — INVESTMENTS

At September 30, 2016 and December 31, 2015, the Company's investments were comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Equity Method
Investment in Signal Trading Systems, LLC	12,955	12,185
Investment in CBOE Stock Exchange, LLC	—	—
Total equity method investments	12,955	12,185

Cost Method
Investment in OCC	30,333	30,333
Other cost method investments	30,181	5,912
Total cost method investments	60,514	36,245

Total Investments	$73,469	$48,430
Equity Method
The carrying amount of our equity method investments totaled $13.0 million and $12.2 million as of September 30, 2016 and December 31, 2015, respectively, and is included in investments in our condensed consolidated balance sheet. Our equity method investments include our investments in Signal Trading Systems, LLC ("Signal") and CBOE Stock Exchange, LLC ("CBSX").
In May 2010, CBOE acquired a 50% interest in Signal from FlexTrade Systems, Inc. ("FlexTrade"). The joint venture develops and markets a multi-asset front-end order entry system, known as "Pulse," which has a particular emphasis on options trading. The Company assists in the development of the terminals and provides marketing services to the joint venture, which is accounted for under the equity method. We account for the investment in Signal under the equity method due to the substantive participating rights provided to the other limited liability company member, FlexTrade. In the nine months ended September 30, 2016, the Company recorded contributions to Signal of $1.4 million and equity earnings in Signal of $0.8 million. Additionally, the Company received a distribution of $0.5 million which reduced the carrying value of our investment.
The Company currently holds a 49.96% equity interest in CBSX in return for non-cash property contributions. CBSX ceased trading operations on April 30, 2014. CBOE is responsible for the compliance and regulation of the CBSX marketplace. In addition, the Company has a services agreement under which it provides CBSX with financial, accounting and technology support.

Cost Method

The carrying amount of our cost method investments totaled $60.5 million and $36.2 million as of September 30, 2016 and December 31, 2015, respectively, and is included in investments in our condensed consolidated balance sheet. We account for investments under the cost-method primarily as a result of our inability to exercise significant influence. As of September 30, 2016, our cost method investments primarily reflect our 20% investment in OCC and minority investments in American Financial Exchange ("AFX"), CurveGlobal and Eris Exchange Holdings, LLC ("Eris").

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

NOTE 9 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Compensation and benefit-related liabilities (1)	$19,532	$23,304
Royalties	17,076	15,409
Contract services	8,030	6,684
Acquisition related (2)	7,669	—
Accounts payable	3,087	1,762
Purchase of common stock (3)	—	1,778
Facilities	1,690	2,099
Legal	1,305	1,536
Market linkage	1,180	628
Other	6,852	6,904
Total	$66,421	$60,104

(1) As of September 30, 2016, primarily reflects accrued costs for 2016 incentive compensation expense. At December 31, 2015, primarily reflects 2015 annual accrued incentive compensation, which was paid in the first quarter of 2016.

(2) As of third quarter 2016, this amount reflects professional fees and outside services associated with the proposed acquisition of Bats.

(3) Reflects shares purchased at the end of the period not settled until three trading days after the trade occurs. We were not active in our share repurchase program during the third quarter.

NOTE 10 — MARKETING FEE

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

As of September 30, 2016 and December 31, 2015, amounts assessed by the Company on behalf of others included in current assets totaled $7.2 million and $5.7 million, respectively, and payments due to others included in current liabilities totaled $7.6 million and $6.1 million, respectively.

NOTE 11 — DEFERRED REVENUE

The following table summarizes the activity in deferred revenue for the nine months ended September 30, 2016 (in thousands):

	Balance at December 31, 2015	Cash Additions	Revenue Recognition	Balance at September 30, 2016
Other – net	$4,019	$9,533	$(9,542)	$4,010
Liquidity provider sliding scale (1)	—	11,400	(8,400)	3,000
Total deferred revenue	$4,019	$20,933	$(17,942)	$7,010
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

NOTE 12 — EMPLOYEE BENEFITS

Employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Each plan is a defined contribution plan that is non-qualified under Internal Revenue Code. The Company contributed $4.2 million and $3.4 million to the defined contribution plans for the nine months ended September 30, 2016 and 2015, respectively.

The Company has a post-retirement medical plan for former members of senior management. The Company recorded immaterial post-retirement benefits expense for the nine months ended September 30, 2016 and 2015.

NOTE 13 — INCOME TAXES

Income tax provision includes United States federal, state and local taxes and is based on reported pre-tax income. For the three and nine months ended September 30, 2016 and 2015, the Company recorded income tax provisions of $26.9 million and $91.1 million and $33.9 million and $89.7 million, respectively. For the three months ended September 30, 2016 and 2015, the effective tax rate was 39.9% and 33.4%, respectively. The effective tax rate for the nine months ended September 30, 2016 and 2015 was 39.3% and 36.7%, respectively. The higher effective rate in 2016 is primarily due to a net increase in unrecognized tax benefits compared to a net decrease for the same period in 2015.
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
As of September 30, 2016 and December 31, 2015, the Company had $37.3 million and $31.9 million, in unrecognized tax benefits, respectively, all of which would favorably impact the effective tax rate if recognized. As of September 30, 2016 and December 31, 2015, the Company has recognized a liability for interest and penalties of $10.3 million and $7.7 million, respectively.
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

NOTE 14 — FAIR VALUE MEASUREMENTS

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of September 30, 2016 and December 31, 2015. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$52,500	$—	$—	$52,500
Total assets at fair value at September 30, 2016	$52,500	$—	$—	$52,500

(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Money market funds	$84,000	$—	$—	$84,000
Total assets at fair value at December 31, 2015	$84,000	$—	$—	$84,000

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

The Company recorded contingent consideration of $3.4 million through June 30, 2016, categorized as level 3, which was based on management's estimate of the achievement by Livevol of certain performance targets at nine and eighteen months from the acquisition date. In September 2016, the company settled the contingent consideration for $2.0 million resulting in a gain of $1.4 million which is recorded in other income.

NOTE 15 — LEGAL PROCEEDINGS

As of September 30, 2016, the end of the period covered by this report, the Company was subject to various legal proceedings and claims, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. For a description of each of these proceedings, please see Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of September 30, 2016, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

The following information updates the legal proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent Quarterly Reports on Form 10-Q.

Lanier Litigation

On May 23, 2014, Harold R. Lanier sued 14 securities exchanges, including CBOE, in the United States District Court for the Southern District of New York (the "Court") on behalf of himself and a putative class consisting of all persons in the United States who entered into contracts to receive market data through certain data plans at any time since May 19, 2008 to the present.  The complaint alleged that the market data provided under the CQ Plan and CTA Plans was inferior to the data that the exchanges provided to those that directly receive other data from the exchanges, which the plaintiffs alleged is a breach of their “subscriber contracts” and a violation of the exchanges’ obligations under the CQ and CTA Plans.  The plaintiffs sought monetary and injunctive relief.  On May 30, 2014, Mr. Lanier filed two additional suits in the same Court, alleging substantially the same claims and requesting the same types of relief against the exchanges who participate in the UTP and the OPRA data plans.  CBOE was a defendant in each of these suits, while C2 was only a defendant in the suit regarding the OPRA Plan. On April 28, 2015, the Court dismissed Lanier’s complaint with prejudice because it was preempted by the federal regulatory scheme and because the claims were precluded by the terms of the applicable subscriber agreements. Mr. Lanier appealed the orders dismissing each of his three cases and, on September 2, 2015, he filed his opening appellate briefs in those cases. The defendants’ response briefs were filed November 24, 2015 and briefing on the appeals has concluded. The oral arguments on the appeals were heard on March 3, 2016. On September 23, 2016, the Court of Appeals ruled in favor of the defendants and affirmed the Court’s dismissal of Lanier’s complaints with prejudice. On October 7, 2016, Lanier filed a petition for rehearing only in the action related to the OPRA Plan and the Court of Appeals ruling with respect to the other two complaints is now final.

NOTE 16 — SUBSEQUENT EVENTS

On October 26, 2016, the Company announced that its board of directors declared a quarterly cash dividend of $0.25 per share. The dividend is payable December 16, 2016 to stockholders of record at the close of business on December 2, 2016.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Overview

The following summarizes our financial performance for the three months ended September 30, 2016 compared to the same period in 2015.

	2016	2015	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total Operating Revenues	$156.2	$187.0	$(30.8)	(16.5)%
Total Operating Expenses	90.6	85.9	4.7	5.4%
Operating Income	65.6	101.1	(35.5)	(35.1)%
Total Other Income	1.7	0.3	1.4	394.4%
Income Before Income Taxes	67.3	101.4	(34.1)	(33.6)%
Income Tax Provision	26.9	33.9	(7.0)	(20.8)%
Net Income	$40.4	$67.5	$(27.1)	(40.1)%
Net Income Allocated to Common Stockholders	$40.3	$67.2	$(26.9)	(40.1)%
Operating Margin	42.0%	54.1%
Net Income Percentage	25.9%	36.1%
Diluted Net Income Per Share Allocated to Common Stockholders	$0.50	$0.81

•	Total operating revenues decreased primarily due to lower transaction fees partially offset by higher market data fees.

•
Total operating expenses increased primarily due to higher professional fees and outside services, partially offset by lower compensation and benefits, depreciation and amortization, and royalty fees. The increase in professional fees and outside services was mainly due to acquisition-related costs, which resulted in a lower operating margin for the quarter.

Recent Developments

CBOE Holdings and Bats Global Markets, Inc. (“Bats”), a leading global operator of securities exchanges and other electronic markets enabled by world-class technology, entered into an Agreement and Plan of Merger, dated as of September 25, 2016 (the “Merger Agreement”), providing, among other things, that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of CBOE Holdings will merge with and into Bats, with Bats surviving as a wholly-owned subsidiary of CBOE Holdings (the “Merger”). The Merger Agreement also provides that, immediately following the effective time of the Merger, Bats, as the surviving corporation from the Merger, will merge with and into CBOE V, LLC (“Merger LLC”), a wholly-owned subsidiary of CBOE Holdings, Inc. (the “Subsequent Merger”), with Merger LLC surviving the Subsequent Merger as a wholly-owned subsidiary of CBOE Holdings.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of voting common stock of Bats, par value $0.01 per share (“Bats Voting Common Stock”), and each share of non-voting common stock of Bats, par value $0.01 per share (“Bats Non-Voting Common Stock” and, together with the Bats Voting Common Stock, “Bats Common Stock”), issued and outstanding immediately prior to the Effective Time (other than shares held by CBOE Holdings, Bats or any of their respective subsidiaries, shares held by any holder of Bats Common Stock who is entitled to demand and properly demands appraisal of such shares under Delaware law and unvested restricted shares of Bats Common Stock granted under any Bats equity incentive plan) will convert into, at the election of the holder of such share, subject to proration and adjustment, either (i) 0.3201 of a share of common stock of CBOE Holdings, par value $0.01 per share (“CBOE Holdings Common Stock”), and $10.00 in cash (the “Mixed Consideration”), (ii) an amount of cash, without interest (the “Cash Consideration”), equal to the sum (rounded to two decimal places) of (a) $10.00 and (b) the product obtained by multiplying 0.3201 by the volume-weighted average price (rounded to four decimal places) of shares of CBOE Holdings Common Stock on the NASDAQ Stock Market LLC for the ten consecutive trading days ending on the second full trading day prior to the Effective Time (the “Closing VWAP”), or (iii) a number of shares of CBOE Holdings Common Stock (the “Stock Consideration”) equal to the sum of (a) 0.3201 and (b) the quotient (rounded to four decimal places) obtained by dividing $10.00 by the Closing VWAP. Holders of Bats Common Stock who do not make an election will receive the Mixed Consideration. The consideration to be paid to holders of Bats Common Stock electing to receive the Cash Consideration or the Stock Consideration in connection with the Merger is subject to automatic adjustment, as applicable, to ensure that the total amount of cash paid and the total number of shares of CBOE Holdings Common Stock issued in the Merger is the same as what would be paid and issued if all holders of Bats Common Stock were to receive the Mixed Consideration at the Effective Time.
The completion of the Merger is subject to certain conditions, including, among others, (i) adoption by Bats stockholders of the Merger Agreement, (ii) approval by CBOE Holdings stockholders of the issuance of CBOE Holdings common stock in connection with the Merger, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and regulatory approval by the SEC, Financial Industry Regulatory Authority ("FINRA") and the U.K. Financial Conduct Authority and (iv) other customary closing conditions. Bats' and CBOE Holdings' directors and officers have signed supportive voting agreements.  The Merger is expected to close in the first half of 2017.
Operating Revenues

Total operating revenues for the three months ended September 30, 2016 were $156.2 million, a decrease of $30.8 million, or 16.5%, compared with the same period in 2015. The following summarizes changes in total operating revenues for the three months ended September 30, 2016 compared to the same period in 2015.

	2016	2015	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$111.9	$144.8	$(32.9)	(22.7)%
Access fees	13.0	13.1	(0.1)	(0.3)%
Exchange services and other fees	11.6	11.0	0.6	4.9%
Market data fees	8.2	7.1	1.1	15.3%
Regulatory fees	9.1	8.2	0.9	11.1%
Other revenue	2.4	2.8	(0.4)	(15.0)%
Total Operating Revenues	$156.2	$187.0	$(30.8)	(16.5)%

Transaction Fees

Transaction fees totaled $111.9 million for the three months ended September 30, 2016, compared with $144.8 million for the same period in 2015, a decrease of $32.9 million, or 22.7%. The decrease in transaction fees was primarily due to decreases in average revenue per contract of 12.4% and 11.8% in total trading volume. The decrease in average revenue per contract resulted primarily from a shift in the mix of products traded. As a percentage of total trading volume, index options and futures contracts, which generate our highest options and overall average revenue per contract, respectively, accounted for 40.7% of trading volume during the third quarter of 2016 down from 44.6% in the third quarter of 2015.

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

The following summarizes transaction fees by product category for the three months ended September 30, 2016 compared to the same period in 2015.

	2016	2015	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$4.8	$10.0	$(5.2)	(52.7)%
Indexes	74.1	94.2	(20.1)	(21.3)%
Exchange-traded products	6.4	13.1	(6.7)	(50.8)%
Total options transaction fees	85.3	117.3	(32.0)	(27.3)%
Futures	26.6	27.5	(0.9)	(3.1)%
Total transaction fees	$111.9	$144.8	$(32.9)	(22.7)%

Trading Volume

Our average daily volume ("ADV") for the three months ended September 30, 2016 was 4.63 million contracts, down 11.8% compared with 5.25 million contracts for the same period in 2015. Total trading days for the three months ended September 30, 2016 and 2015 were sixty-four.

The following summarizes changes in total trading volume and ADV by product category for the three months ended September 30, 2016 compared to the same period in 2015.

	2016		2015		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	94.6	1.48	94.5	1.48	0.1%	0.1%
Indexes	104.9	1.64	132.8	2.08	(21.1)%	(21.1)%
Exchange-traded products	81.2	1.27	91.7	1.43	(11.4)%	(11.4)%
Total options contracts	280.7	4.39	319.0	4.99	(12.0)%	(12.0)%
Futures	15.6	0.24	16.7	0.26	(6.7)%	(6.7)%
Total contracts	296.3	4.63	335.7	5.25	(11.8)%	(11.8)%

The following provides the percentage of volume by product category for the three months ended September 30, 2016 and 2015.

	2016	2015
Equities	31.9%	28.1%
Indexes	35.4%	39.6%
Exchange-traded products	27.4%	27.3%
Futures	5.3%	5.0%
Total	100.0%	100.0%

Average Revenue Per Contract

Average revenue per contract was $0.378 for the three months ended September 30, 2016, a decrease of 12.4% compared with $0.431 for the same period in 2015. Average revenue per contract represents transaction fees divided by total contracts cleared.

The following summarizes average revenue per contract by product category for the three months ended September 30, 2016 compared to the same period in 2015.

	2016	2015	Percent Change
Equities	$0.050	$0.106	(52.8)%
Indexes	0.707	0.709	(0.3)%
Exchange-traded products	0.079	0.143	(44.4)%
Total options average revenue per contract	0.304	0.368	(17.4)%
Futures	1.709	1.647	3.8%
Total average revenue per contract	$0.378	$0.431	(12.4)%

Factors contributing to the change in total average revenue per contract for the three months ended September 30, 2016 compared to the same period in 2015 include:

•
Volume Mix — We experienced a shift in the mix of products traded. As a percentage of total volume, index options and futures contracts accounted for 40.7% of total trading volume, down from 44.6% in the prior year period. Index options and futures contracts represent our highest options average revenue per contract and highest average revenue per contract, respectively.

•
Rate structure — Our rate structure includes sliding scales, volume discounts, volume incentive programs and caps on fees as part of our effort to increase liquidity and market share in multiply-listed options (equities and exchange-traded products). The decrease in average revenue per contract in multiply-listed options was primarily a result of higher volume discounts and incentives.

Exchange Services and Other Fees

Exchange services and other fees for the three months ended September 30, 2016 increased $0.6 million to $11.6 million from $11.0 million for the same period in 2015. The increase was primarily a result of revenue generated from Livevol technology services, which was acquired on August 7, 2015 and higher fees for technology services.

Market Data Fees

Market data fees for the three months ended September 30, 2016 increased to $8.2 million from $7.1 million for the same period in 2015. For the three months ended September 30, 2016 and 2015, income derived from our market data services, which provide current and historical options and futures data, totaled $4.3 million and $3.8 million, respectively. OPRA income, which is allocated based on each exchange's share of total cleared options transactions, totaled $3.9 million and $3.3 million, respectively. The Company’s share of total cleared options transactions increased to 25.5% from 22.7% for the same period in 2015.

Regulatory Fees

Regulatory fees for the three months ended September 30, 2016 and 2015 were $9.1 million and $8.2 million, respectively. The increase in regulatory fees is primarily the result of an increase in our options regulatory fees resulting from increased costs associated with the regulation of CBOE and C2.

Concentration of Revenue

All contracts traded on our exchanges must be cleared through clearing members of OCC. At September 30, 2016, there were one hundred five Trading Permit Holders that are clearing members of the OCC. Two clearing members accounted for 41% of transaction and other fees collected through the OCC for the three months ended September 30, 2016. The next largest clearing member accounted for approximately 14% of transaction and other fees collected through the OCC. No one

Trading Permit Holder using the services of the top two clearing members represented more than 27% of transaction and other fees collected through the OCC, for the respective clearing member, in the three months ended September 30, 2016. Should a clearing member withdraw from CBOE, we believe the Trading Permit Holder portion of that clearing member's trading activity would likely transfer to another clearing member.

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

Operating Expenses

Total operating expenses increased $4.7 million, or 5.4%, to $90.6 million for the three months ended September 30, 2016 from $85.9 million for the same period in 2015. This increase was primarily due to higher professional fees and outside services, partially offset by lower compensation and benefits, depreciation and amortization, and royalty fees.

The following summarizes changes in operating expenses for the three months ended September 30, 2016 compared to the same period in 2015.

	2016	2015	Inc./(Dec.)	Percent Change
		(in millions)
Compensation and benefits	$28.4	$29.6	$(1.2)	(4.2)%
Depreciation and amortization	10.2	12.4	(2.2)	(17.7)%
Technology support services	5.6	5.3	0.3	5.0%
Professional fees and outside services	21.4	12.6	8.8	69.4%
Royalty fees	19.4	21.8	(2.4)	(11.2)%
Order routing	0.5	0.6	(0.1)	(7.7)%
Travel and promotional expenses	2.6	1.4	1.2	85.5%
Facilities costs	1.3	0.9	0.4	51.3%
Other expenses	1.2	1.3	(0.1)	(7.7)%
Total Operating Expenses	$90.6	$85.9	$4.7	5.4%

Compensation and Benefits

For the three months ended September 30, 2016, compensation and benefits were $28.4 million, or 18.1% of total operating revenues, compared with $29.6 million, or 15.8% of total operating revenues, for the same period in 2015. This represented a decrease of $1.2 million, or 4.2%, from the prior period, which primarily resulted from lower annual incentive compensation, which is aligned with our financial performance relative to our targets, partially offset by increased staffing levels and higher stock-based compensation, including accelerated stock-based compensation expense.

Depreciation and Amortization

For the three months ended September 30, 2016, depreciation and amortization costs were $10.2 million compared with $12.4 million for the same period in 2015. This represented a decrease of $2.2 million, which was due to the final write-off at June 30, 2016 of certain assets that had a shorter than expected useful life, partially offset by the amortization of intangible assets related to the acquisitions of Livevol and Vest.

Professional Fees and Outside Services

Professional fees and outside services for the three months ended September 30, 2016 were $21.4 million compared with $12.6 million for the same period in 2015, an increase of $8.8 million, which primarily resulted from higher legal and professional fees, mainly acquisition-related costs, and higher contract services related to certain regulatory services provided by FINRA for CBOE and C2.

Royalty Fees

Royalty fees for the three months ended September 30, 2016 were $19.4 million compared with $21.8 million for the same period in 2015. This represented a decrease of $2.4 million, which primarily resulted from lower trading volume in licensed products.

Operating Income

As a result of the items above, operating income for the three months ended September 30, 2016 was $65.6 million compared to $101.1 million for the same period in 2015, a decrease of $35.5 million.

Other Income

Other income reflected income of $1.7 million for the three months ended September 30, 2016 compared with income of $0.3 million for the same period in 2015. The increase in other income resulted from a gain on settlement of contingent consideration related to the acquisition of Livevol.

Income before Income Taxes

Income before income taxes for the three months ended September 30, 2016 was $67.3 million compared to $101.4 million for the same period in 2015, a decrease of $34.1 million.

Income Tax Provision

For the three months ended September 30, 2016, the income tax provision was $26.9 million compared to $33.9 million for the same period in 2015. The effective tax rate was 39.9% and 33.4% for the three months ended September 30, 2016 and 2015, respectively. In the third quarter of 2015, the Company considered its tax positions relative to research and development credits claimed for tax years ended 2008 through 2013 to have been effectively settled and therefore recognized the related tax benefit. In the third quarter of 2016, the Company determined that the likelihood of the taxing authority reexamining that tax position is no longer remote. Consequently, the Company no longer considers its 2008-2013 research and development tax credit positions to be effectively settled and therefore recorded a related increase in unrecognized tax benefits during the third quarter of 2016.

Net Income

As a result of the items above, net income allocated to common stockholders for the three months ended September 30, 2016 was $40.3 million compared to $67.2 million for the same period in 2015, a decrease of $26.9 million. Basic and diluted net income per share allocated to common stockholders were $0.50 and $0.81 for the three months ended September 30, 2016 and 2015, respectively.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Overview

The following summarizes changes in financial performance for the nine months ended September 30, 2016 compared to the same period in 2015.

	2016	2015	Inc./(Dec.)	Percent Change
	(in millions, except per share amounts)
Total Operating Revenues	$481.9	$478.6	$3.3	0.7%
Total Operating Expenses	258.8	234.6	24.2	10.3%
Operating Income	223.1	244.0	(20.9)	(8.6)%
Total Other Income	8.5	0.3	8.2	--
Income Before Income Taxes	231.6	244.3	(12.7)	(5.2)%
Income Tax Provision	91.1	89.7	1.4	1.5%
Net Income	$140.5	$154.6	$(14.1)	(9.1)%
Net Income Allocated to Common Stockholders	$140.0	$153.9	$(13.9)	(9.1)%
Operating Margin	46.3%	51.0%
Net Income Percentage	29.2%	32.3%
Diluted Net Income Per Share Allocated to Common Stockholders	$1.72	$1.85

•	Total operating revenues increased primarily due to higher transaction fees, exchange services and other fees, market data fees and regulatory fees, partially offset by lower other revenue.

•
Total operating expenses increased primarily due to higher compensation and benefits, professional fees and outside services and royalty fees. The increase in professional fees and outside services was mainly due to acquisition-related costs, which resulted in a lower operating margin for the period.

Operating Revenues

Total operating revenues for the nine months ended September 30, 2016 were $481.9 million, an increase of $3.3 million, or 0.7%, compared with the same period in 2015. The following summarizes changes in total operating revenues for the nine months ended September 30, 2016 compared to the same period in 2015.

	2016	2015	Inc./(Dec.)	Percent Change
		(in millions)
Transaction fees	$347.9	$345.2	$2.7	0.8%
Access fees	39.4	40.1	(0.7)	(1.7)%
Exchange services and other fees	34.3	30.5	3.8	12.5%
Market data fees	24.4	22.7	1.7	7.3%
Regulatory fees	27.4	25.3	2.1	8.3%
Other revenue	8.5	14.8	(6.3)	(42.8)%
Total Operating Revenues	$481.9	$478.6	$3.3	0.7%

Transaction Fees

Transaction fees totaled $347.9 million for the nine months ended September 30, 2016, compared with $345.2 million for the same period in 2015, an increase of $2.7 million, or 0.8%. This increase was primarily due to a 3.5% increase in average revenue per contract, partially offset by a 2.6% decrease in total trading volume. The increase in average revenue per contract resulted primarily from a shift in mix of products traded. As a percent of total trading volume, index options and futures contracts, which generates our highest options and overall average revenue per contract, respectively, accounted for 42.0% of trading volume during the nine months ended September 30, 2016 up from 38.7% during the same period in 2015.

The following summarizes transaction fees by product category for the nine months ended September 30, 2016 and 2015.

	2016	2015	Inc./(Dec.)	Percent Change
		(in millions)
Equities	$18.4	$27.5	$(9.1)	(33.1)%
Indexes	229.5	218.4	11.1	5.1%
Exchange-traded products	23.9	32.0	(8.1)	(25.4)%
Total options transaction fees	271.8	277.9	(6.1)	(2.2)%
Futures	76.1	67.3	8.8	13.2%
Total transaction fees	$347.9	$345.2	$2.7	0.8%

Trading Volume

Our ADV for the nine months ended September 30, 2016 was 4.65 million contracts, down 3.1% compared with 4.80 million for the same period in 2015. Total trading days for the nine months ended September 30, 2016 and 2015 were one hundred eighty-nine, and one hundred eighty-eight, respectively.

The following summarizes changes in total trading volume and ADV by product category for the nine months ended September 30, 2016 compared to the same period in 2015.

	2016		2015		Volume Percent Change	ADV Percent Change
	Volume	ADV	Volume	ADV
		(in millions)
Equities	270.2	1.43	301.2	1.60	(10.3)%	(10.7)%
Indexes	323.6	1.71	309.3	1.65	4.6%	4.1%
Exchange-traded products	239.6	1.27	252.2	1.34	(5.0)%	(5.5)%
Total options contracts	833.4	4.41	862.7	4.59	(3.4)%	(3.4)%
Futures	45.3	0.24	39.7	0.21	14.3%	13.7%
Total contracts	878.7	4.65	902.4	4.80	(2.6)%	(3.1)%

The following provides the percentage of volume by product category for the nine months ended September 30, 2016 and 2015.

	2016	2015
Equities	30.7%	33.3%
Indexes	36.8%	34.3%
Exchange-traded products	27.3%	28.0%
Futures	5.2%	4.4%
Total	100.0%	100.0%

Average Revenue Per Contract

Average revenue per contract was $0.396 for the nine months ended September 30, 2016, an increase of 3.5% compared with $0.383 for the same period in 2015. The following summarizes average revenue per contract by product category for the nine months ended September 30, 2016 compared to the same period in 2015.

	2016	2015	Percent Change
Equities	$0.068	$0.091	(25.5)%
Indexes	0.709	0.706	0.4%
Exchange-traded products	0.100	0.127	(21.4)%
Total options average revenue per contract	0.326	0.322	1.2%
Futures	1.680	1.696	(0.9)%
Total average revenue per contract	$0.396	$0.383	3.5%

Factors contributing to the change in total average revenue per contract for the nine months ended September 30, 2016 compared to the same period in 2015, include:

•
Product mix — Average revenue per contract reflects a shift in the mix of products traded. Index options and futures accounted for 42.0% of total trading volume as compared to 38.7% in the prior year period.

•	Rate structure — The decrease in average revenue per contract in multiply-listed options was primarily the result of higher volume discounts and incentives.

Exchange Services and Other Fees

Exchange services and other fees for the nine months ended September 30, 2016 increased to $34.3 million from $30.5 million for the same period in 2015. The increase was primarily a result of revenue generated from Livevol technology services, which was acquired in August 2015, and higher fees for technology services.

Market Data Fees

Market data fees for the nine months ended September 30, 2016 and 2015 totaled $24.4 million and $22.7 million, respectively. Income derived from our market data services totaled $13.0 million and $12.0 million, respectively. The increase of $1.0 million resulted primarily from increases in subscribers and fees for certain market data services. OPRA income totaled $11.4 million and $10.7 million for the nine months ended September 30, 2016 and 2015, respectively. The Company’s share of income derived from OPRA was 24.0% for the nine months ended 2016 and 2015.

Regulatory Fees

Regulatory fees for the nine months ended September 30, 2016 increased to $27.4 million from $25.3 million for the same period in 2015. The increase in regulatory fees is primarily the result of an increase in our options regulatory fees resulting from increased costs associated with the regulation of CBOE and C2.

Other Revenue

Other revenue for the nine months ended September 30, 2016 and 2015 were $8.5 million and $14.8 million, respectively. The decrease of $6.3 million was primarily due to lower revenue from fines assessed for rule violations.

Operating Expenses

Total operating expenses were $258.8 million and $234.6 million for the nine months ended September 30, 2016 and 2015, respectively. This increase was primarily due to higher compensation and benefits, professional fees and outside services and royalty fees. As a percentage of operating revenues for the nine months ended September 30, 2016 and 2015, operating expenses were 53.7% and 49.0%, respectively.

The following summarizes changes in operating expenses for the nine months ended September 30, 2016 compared to the same period in 2015.

	2016	2015	Inc./(Dec.)	Percent Change
		(in millions)
Compensation and benefits	$84.0	$79.2	$4.8	6.1%
Depreciation and amortization	34.3	34.1	0.2	0.7%
Technology support services	16.9	15.5	1.4	9.5%
Professional fees and outside services	49.8	37.2	12.6	33.9%
Royalty fees	57.8	52.7	5.1	9.7%
Order routing	0.6	2.0	(1.4)	(70.0)%
Travel and promotional expenses	7.6	6.4	1.2	18.8%
Facilities costs	4.3	3.5	0.8	20.2%
Other expenses	3.5	4.0	(0.5)	(12.2)%
Total Operating Expenses	$258.8	$234.6	$24.2	10.3%

Compensation and Benefits

For the nine months ended September 30, 2016, compensation and benefits were $84.0 million, or 17.4% of total operating revenues, compared with $79.2 million, or 16.5% of total operating revenues, for the same period in 2015. This represented an increase of $4.8 million, which primarily resulted from increased staffing levels, higher stock-based compensation, including accelerated stock-based compensation expense, partially offset by lower medical insurance expenses.

Professional Fees and Outside Services

Expenses related to professional fees and outside services increased to $49.8 million for the nine months ended September 30, 2016 from $37.2 million in the prior-year period. This represented an increase of $12.6 million, which primarily resulted from higher legal and professional fees, mainly acquisition related costs, and contract services related to certain regulatory services provided by FINRA.

Royalty Fees

Royalty fees for the nine months ended September 30, 2016 were $57.8 million compared with $52.7 million in the prior-year period. This represented an increase of $5.1 million which primarily resulted from higher trading volume in licensed products.

Operating Income

As a result of the items above, operating income for the nine months ended September 30, 2016 was $223.1 million compared to $244.0 million for the same period in 2015, a decrease of $20.9 million.

Other Income/(Expense)

Other income/(expense) reflected income of $8.5 million for the nine months ended September 30, 2016 compared with an immaterial expense for the same period in 2015. The income primarily included proceeds from the settlement of litigation, the Company's share of equity earnings of Signal, the receipt of dividend income in the first quarter of 2016 in excess of the amount originally declared by the OCC in December 2015 and a gain on the settlement of contingent consideration related to the acquisition of Livevol.

Income before Income Taxes

Income before income taxes for the nine months ended September 30, 2016 and 2015 was $231.6 million and $244.3 million, respectively, a decrease of $12.7 million.

Income Tax Provision

For the nine months ended September 30, 2016, the income tax provision was $91.1 million compared to $89.7 million for the same period in 2015. The effective tax rate was 39.3% and 36.7% for the nine months ended September 30, 2016 and 2015, respectively. In 2015, the Company recorded a benefit from the release of an uncertain tax position related to research and development credits, which we believed were effectively settled. In 2016, the company no longer considers certain positions to be effectively settled and therefore recorded a related increase in unrecognized tax benefits.

Net Income

As a result of the items above, net income allocated to common stockholders for the nine months ended September 30, 2016 was $140.0 million compared to $153.9 million for the same period in 2015, a decrease of $13.9 million. Basic and diluted net income per share allocated to common stockholders were $1.72 and $1.85 for the nine months ended September 30, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, the Company had $72.8 million of cash and cash equivalents, a decrease from $102.3 million as of December 31, 2015. Historically, we have financed our operations, capital expenditures and other cash needs through cash generated from operations. Cash requirements principally consist of funding operating expenses, capital expenditures, actual and anticipated quarterly dividends and, based on availability of cash, common stock repurchases under the announced program. We expect our cash on hand at September 30, 2016 and funds generated from operations to be sufficient to continue to meet our 2016 cash requirements.

The Company will require significant capital in order to complete its proposed acquisition of Bats. In connection with entering into the Merger Agreement, we entered into a commitment letter with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (or any of its designated affiliates) (Bank of America, N.A., and other such financial institutions that accede as lender to such debt commitment letter in accordance with its terms are referred to herein as the “Lenders”), which provides that, subject to the satisfaction and waiver of certain conditions which are usual and customary for financing of this type, the Lenders are committed to provide debt financing for the purposes of funding (i) the cash consideration to be paid in the transactions contemplated by the Merger Agreement, (ii) the refinancing of certain existing indebtedness of Bats and its subsidiaries and (iii) related fees and expenses, which debt financing consists of a senior unsecured 364-day bridge loan facility in an aggregate principal amount of up to $1.65 billion to the extent CBOE Holdings fails to generate gross cash proceeds in an aggregate principal amount of up to $1.65 billion from permanent financing including in the form of a senior unsecured term loan facility and the issuance of senior unsecured notes on or prior to the consummation of the transaction contemplated by the Merger Agreement. On September 26, 2016, the Company paid commitment and structuring fees of $5.0 million that will be amortized over the period prior to the closing of the transaction that is expected to occur in the first half of 2017.

In addition to requiring significant capital in order to complete the Company's proposed acquisition of Bats, shares of CBOE Holdings common stock are to be issued upon conversion of shares of Bats common stock in the Merger. Based on the number of shares of our common stock and Bats common stock outstanding on September 23, 2016, immediately following the completion of the Merger, our pre‑existing stockholders and former Bats stockholders would own approximately 72% and 28% of the outstanding shares of our common stock, respectively. The Merger will have no effect on the number of shares of our common stock owned by our existing stockholders.

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $174.1 million and $194.1 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in net cash flows provided by operating activities was primarily due to lower net income.

Investing Activities

Net cash flows used in investing activities totaled $77.3 million and $62.6 million for the nine months ended September 30, 2016 and 2015, respectively. The net cash flows used in investing activities primarily represented our majority investment in Vest, which totaled $14.3 million, and other investments totaling $24.2 million, which includes our investments in CurveGlobal and Eris. Expenditures for capital and other assets totaled $36.4 million and $26.9 million for the nine months ended September 30, 2016 and 2015, respectively, primarily representing costs associated with systems hardware and software development.

Financing Activities

Net cash flows used in financing activities totaled $126.3 million and $157.7 million for the nine months ended September 30, 2016 and 2015, respectively. The $31.4 million decrease in net cash flows used in financing activities was primarily due to lower stock repurchases.

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

As of September 30, 2016, the Company had $97.0 million of availability remaining under its existing share repurchase authorizations. We were not active in our share repurchase program during the third quarter.

Under the program, for the nine months ended September 30, 2016, the Company repurchased 947,786 shares of common stock at an average cost per share of $63.83, totaling $60.5 million.

Since inception of the program through September 30, 2016, the Company has repurchased 10,947,401 shares of common stock at an average cost per share of $45.95, totaling $503.0 million.

Contractual Obligations

As of September 30, 2016, there have been no material changes to our lease and contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

If the Merger Agreement is terminated under certain specified circumstances, CBOE Holdings may be required to pay Bats a termination fee of $110 million and/or reimburse Bats’ expenses up to $10 million under the Merger Agreement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The following information updates the legal proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent Quarterly Reports on Form 10-Q.

Lanier Litigation

On May 23, 2014, Harold R. Lanier sued 14 securities exchanges, including CBOE, in the United States District Court for the Southern District of New York (the "Court") on behalf of himself and a putative class consisting of all persons in the United States who entered into contracts to receive market data through certain data plans at any time since May 19, 2008 to the present.  The complaint alleged that the market data provided under the CQ Plan and CTA Plans was inferior to the data that the exchanges provided to those that directly receive other data from the exchanges, which the plaintiffs alleged is a breach of their “subscriber contracts” and a violation of the exchanges’ obligations under the CQ and CTA Plans.  The plaintiffs sought monetary and injunctive relief.  On May 30, 2014, Mr. Lanier filed two additional suits in the same Court, alleging substantially the same claims and requesting the same types of relief against the exchanges who participate in the UTP and the OPRA data plans.  CBOE was a defendant in each of these suits, while C2 was only a defendant in the suit regarding the OPRA Plan. On April 28, 2015, the Court dismissed Lanier’s complaint with prejudice because it was preempted by the federal regulatory scheme and because the claims were precluded by the terms of the applicable subscriber agreements. Mr. Lanier appealed the orders dismissing each of his three cases and, on September 2, 2015, he filed his opening appellate briefs in those cases. The defendants’ response briefs were filed November 24, 2015 and briefing on the appeals has concluded. The oral arguments on the appeals were heard on March 3, 2016. On September 23, 2016, the Court of Appeals ruled in favor of the defendants and affirmed the Court’s dismissal of Lanier’s complaints with prejudice. On October 7, 2016, Lanier filed a petition for rehearing only in the action related to the OPRA Plan and the Court of Appeals ruling with respect to the other two complaints is now final.
Item 1A. Risk Factors
CBOE Holdings and Bats Global Markets, Inc. (“Bats”) entered into an Agreement and Plan of Merger, dated as of September 25, 2016 (as maybe amended from time to time, the “Merger Agreement”), providing, among other things, that, upon the terms and subject to the conditions set forth in the Merger Agreement, CBOE Corporation (“Merger Sub”), a wholly-owned subsidiary of CBOE Holdings will merge with and into Bats, with Bats surviving as a wholly-owned subsidiary of CBOE Holdings (the “Merger”). The Merger Agreement also provides that, immediately following the effective time of the Merger, Bats, as the surviving corporation from the Merger, will merge with and into CBOE V, LLC (“Merger LLC”), a wholly-owned subsidiary of CBOE Holdings, Inc. (the “Subsequent Merger”), with Merger LLC surviving the Subsequent Merger as a wholly-owned subsidiary of CBOE Holdings. Investors should consider the following risk factors relating to the Merger.
Other than the risk factors listed below, there have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent Quarterly Reports on Form 10-Q.
Risks Relating to the Merger
Failure to complete the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.
There can be no assurance that the Merger will occur. The closing of the Merger is subject to certain conditions, including, among others, (i) the adoption of the Merger Agreement by the holders of at least a majority of the outstanding shares of Bats common stock entitled to vote thereon, (ii) approval of the issuance of shares of our common stock in the Merger by the holders of at least a majority of the shares of our common stock entitled to vote thereon and present in person or represented by proxy at the meeting of our stockholders called for such purpose, (iii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and regulatory approval by the SEC, Financial Industry Regulatory Authority and the U.K. Financial Conduct Authority, (iv) no court order or other legal restraint or prohibition preventing the consummation of the Merger or the Subsequent Merger or imposing a “burdensome effect” (as defined in the Merger Agreement) upon the consummation thereof, (v) the absence of any pending action commenced by a governmental or regulatory body wherein a judgment would reasonably be expected to prevent the consummation of the Merger or the Subsequent Merger or impose a burdensome effect upon the consummation thereof, (vi) receipt of tax opinions from counsel to each of us and Bats with respect to the treatment of the Merger and Subsequent Merger from a tax perspective, (vii) in the case of our obligation to effect the Merger, no exercise of appraisal rights by Bats stockholders holding more than 20% of the outstanding shares of Bats common stock, (viii) in the case of each party’s obligation to effect the Merger, the absence of a material adverse effect with respect to the other party since the date of the Merger Agreement and (ix) subject to materiality exceptions, the accuracy of the representations and warranties made by us, Merger Sub and Merger LLC, on the one hand, and Bats, on the other hand, and compliance by us, Merger Sub, Merger LLC and Bats in all material respects with our and their respective obligations under the Merger Agreement. There can be no assurance that the conditions to the closing of the Merger will be satisfied in a timely matter or at all.
In particular, before the proposed transactions contemplated by the Merger Agreement, including the Merger, may be completed, various clearances and approvals must be obtained from certain regulatory and governmental authorities. These regulatory and governmental entities may impose conditions on the granting of such approvals. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion and may contain conditions on the completion of the Merger. However, if any such conditions impose a “burdensome effect” as defined in the Merger Agreement, the parties may not be obligated to complete the Merger, and either Bats or we may have the right to terminate the Merger Agreement. In addition, our and Bats’ obligations to complete the Merger are conditioned on the receipt of certain regulatory approvals or waiver by the other party of such condition.
Failure to complete the Merger could negatively impact our stock price and future businesses and financial results.
If the Merger is not completed, our ongoing business may be adversely affected, and we will be subject to several risks and consequences, including the following:

•	we may be required, under certain circumstances, to pay Bats a termination fee of $110 million or reimburse Bats’ expenses up to $10 million under the Merger Agreement;

•	we will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisory and printing fees;

•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger that may adversely affect our ability to execute certain of our business strategies; and

•
matters relating to the Merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company and such commitments may impact future earnings of the combined company.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement. If the Merger is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially adversely affect our business, financial results and stock prices.
The announcement and pendency of the Merger may adversely affect our business, financial condition and results of operations.
Uncertainty about the effect of the Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

▪	the impairment of our ability to attract, retain and motivate our employees, including key personnel;

▪	the diversion of significant management time and resources towards the completion of the Merger;

▪	difficulties maintaining relationships with customers and other business partners;

▪	delays or deferments of certain business decisions by our customers and other business partners;

▪
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the Merger;

▪	litigation relating to the Merger and the costs related thereto; and

▪	the incurrence of significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger.

If our financing for the Merger becomes unavailable, the Merger may not be completed.
We intend to finance all or a portion of the cash component of the Merger consideration with debt financing, which may include a senior unsecured 364-day bridge loan facility in an aggregate principal amount of up to $1.65 billion, or permanent financing including in the form of a senior unsecured term loan facility and the issuance of senior unsecured notes on or prior to effective time of the Merger. There are a number of conditions in the commitment letter (the “Debt Commitment Letter”) among us, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (or any of its designated affiliates) that must be satisfied or waived in order for closing of the debt financing to occur. There is a risk that these conditions will not be satisfied. In the event that the financing contemplated by the Debt Commitment Letter is not available, we may be required to obtain alternative financing on terms that are less favorable to us than those in the Debt Commitment Letter. In addition, any alternative financing may not be available on acceptable terms, in a timely manner or at all. While obtaining financing is not a condition to our obligation to effect the Merger under the Merger Agreement, if other financing becomes necessary and we are unable to secure such other financing, the Merger may not be completed.

We expect to incur substantial indebtedness to finance the Merger, which may decrease our business flexibility and adversely affect our financial results.
In addition to using cash on hand at CBOE Holdings and Bats, we expect to incur indebtedness of up to approximately $1.65 billion to finance a portion of the cash component of the Merger consideration, to refinance existing indebtedness of Bats and its subsidiaries and to pay related fees and expenses. Prior to entering into the Merger Agreement, we did not have any indebtedness and were not subject to any financial covenants. The financial and other covenants to which we have agreed or may agree to in connection with the incurrence of new indebtedness, and the combined company’s increased indebtedness may have the effect, among other things, of reducing the combined company’s flexibility to respond to changing business and economic conditions, thereby placing the combined company at a competitive disadvantage compared to competitors that have less indebtedness and making the combined company more vulnerable to general adverse economic and industry conditions. The combined company’s increased indebtedness will also increase borrowing costs, and the covenants pertaining thereto may also limit the combined company’s ability to repurchase shares of our common stock, increase dividends or obtain additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements. The combined company will also be required to dedicate a larger portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow for other purposes, including working capital, capital expenditures and general corporate purposes. In addition, the terms and conditions of such debt may not be favorable to the combined company and, as such, could further increase the costs of the Merger, as well as the overall burden of such debt upon the combined company and the combined company’s business flexibility. Further, if any portion of the combined company’s borrowings is at variable rates of interest, the combined company will be exposed to the risk of increased interest rates unless the combined company enters into offsetting hedging transactions.
The combined company’s ability to make payments on and to refinance its debt obligations and to fund planned capital expenditures will depend on its ability to generate cash from the combined company’s operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the combined company’s control.
The combined company may not be able to refinance any of its indebtedness on commercially reasonable terms, or at all. If the combined company cannot service its indebtedness, the combined company may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of the combined company’s business strategy or prevent the combined company from entering into transactions that would otherwise benefit its business. Additionally, the combined company may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.
Any of the foregoing consequences could adversely affect the combined company’s financial results.
Deterioration in our credit profile will increase our costs of borrowing money.
We have received an investment grade credit rating from S&P Global Ratings (BBB+) and a provisional investment grade rating from Moody’s Investor Service (Baa1). (Ratings from credit agencies are not recommendations to buy, sell or hold our securities, and each rating should be evaluated independently of any other rating.) There is no assurance that we will maintain such credit ratings, since credit ratings may be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. If a rating agency were to downgrade our rating below investment grade, our borrowing costs and the costs of the proposed transactions contemplated by the Merger Agreement would increase. Further, the provisional rating from Moody’s Investor Service is based on the assumption that the Merger will close in accordance with the terms of the

Merger Agreement. Upon the effective time of the Merger, the provisional rating will be converted to a definitive rating, subject to review of the final terms. There is no assurance that Moody’s Investor Service will assign the same rating to us following the Merger.
The Merger Agreement contains provisions that may discourage other companies from trying to acquire us.
The Merger Agreement contains provisions that apply both during the pendency of the Merger transaction with Bats as well as afterward should the Merger with Bats not be consummated that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the Merger. These Merger Agreement provisions include a general prohibition on us from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. In addition, we may be required to pay Bats a $110 million termination fee and reimburse Bats for its expenses incurred in connection with the Merger in an aggregate amount not to exceed $10 million in certain circumstances involving acquisition proposals for competing transactions.
The price of our common stock might increase or decline prior to the completion of the Merger, which would change the value of the Merger consideration to be received by Bats stockholders pursuant to the Merger Agreement.
The market price of our common stock at the time the Merger is completed may vary significantly from the price on the date of the Merger Agreement. On September 22, 2016, the last full trading day prior to media publications regarding the proposed Merger, our common stock closed at $69.41 per share as reported on NASDAQ, and on September 23, 2016, the last full day of trading prior to the announcement of the Merger Agreement, our common stock closed at $70.30 per share as reported on NASDAQ. If the market price of our common stock increases above $70.30, the market value of the Merger consideration will be greater than $32.50 per share of Bats common stock. If the market price of our common stock decreases significantly prior to the Bats stockholder vote on the adoption of the Merger Agreement, it may be difficult to obtain Bats stockholder approval of any proposal to adopt the Merger Agreement.
The issuance of shares of our common stock to Bats stockholders pursuant to the Merger Agreement will substantially reduce the percentage ownership interests of our pre-existing stockholders.
Based on the number of shares of our common stock and Bats common stock outstanding on September 23, 2016, immediately following the completion of the Merger, our pre‑existing stockholders and former Bats stockholders would own approximately 72% and 28% of the outstanding shares of our common stock, respectively. The Merger will have no effect on the number of shares of our common stock owned by our existing stockholders. The issuance of shares of our common stock to Bats stockholders and holders of equity incentive awards will cause a significant reduction in the relative percentage interests of our current stockholders in earnings, voting, liquidation value and book and market value.
The Merger will result in changes to the board of directors and management of the combined company that may affect the strategy of the combined company as compared to our strategy as a standalone company.
If the parties complete the Merger, the composition of our board of directors and our management team will change from our current board and management team. The board of directors of the combined company will consist of 14 members, including three individuals designated by Bats who are serving as Bats directors immediately prior to the effective time of the Merger. We will also have executive officers from both us and Bats. This new composition of our board of directors and our management team may affect the business strategy and operating decisions of the combined company upon the completion of the Merger.
We will incur significant transaction and integration costs in connection with the Merger.
We and Bats expect to incur a number of costs associated with completing the Merger and integrating the operations of the two companies. The substantial majority of these costs will be non-recurring expenses resulting from the Merger and will consist of transaction costs related to the Merger, facilities and systems consolidation costs and employment‑related costs. Additional unanticipated costs may be incurred in the integration of our businesses with Bats’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.
We may not realize all of the anticipated benefits of the transactions contemplated by the Merger Agreement or such benefits may take longer to realize than expected.
The success of the Merger will depend, in part, on our ability to realize the anticipated benefits from combining our businesses with Bats’ businesses. Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to integrate our businesses with Bats’ businesses. The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrating our business practices and operations with those of Bats. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, could preclude realization of the full benefits expected by us. The failure of the combined company to meet the challenges involved in integrating successfully our operations with those of Bats or otherwise to realize the anticipated benefits of the proposed transactions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships and diversion of management’s attention, and may cause the combined company’s stock price to decline. The difficulties of combining the operations of the companies include, among others:

•	unanticipated issues in integrating information technology, communications and other systems;

•	unforeseen expenses or delays associated with the integration or the Merger;

•	managing a significantly larger company;

•	the potential diversion of management focus and resources from other strategic opportunities and from operational matters, and potential disruption associated with the Merger;

•	maintaining employee morale and retaining key management and other key employees;

•	integrating two unique business cultures, which may prove to be incompatible;

•	the possibility of faulty assumptions underlying expectations regarding the integration process and expense synergies;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	changes in applicable laws and regulations;

•	managing costs or inefficiencies associated with integrating the operations of the combined company; and

•	making any necessary modifications to internal financial control standards to comply with the Sarbanes‑Oxley Act of 2002 and the rules and regulations promulgated thereunder.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if Bats’ and our operations are integrated successfully, we may not realize the full benefits of the proposed transactions, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot assure you that the combination of Bats with us will result in the realization of the full benefits anticipated from the transactions contemplated by the Merger Agreement.
A failure to integrate successfully or a material disruption in information technology systems could adversely affect the combined company’s business and results of operations.
The combined company will rely extensively on its information technology systems. The failure of information technology systems to operate effectively, difficulty in integrating our information technology systems with Bats’ information technology systems, inconsistencies in standards, controls, procedures and policies and problems with transitioning to upgraded or replacement systems could adversely impact the business of the combined company. In addition, a number of our trading permit holders are not connected to Bats’ information technology platforms and must complete the process of connecting to these platforms as part of the integration.
The process of integrating information technology systems may take longer, cost more and provide fewer synergies than initially anticipated. There may also be new regulations adopted during the transition period that require systems changes, which could divert attention away from integration process and cause delays. To the extent this occurs, the benefits of the proposed transaction may be reduced or delayed or may never come to fruition. Although Bats has experience with transitioning other businesses to its information technology platform, there are certain portions of our business, such as open outcry trading and complex order trading, that have not yet been addressed by Bats’ information technology platform.

We currently expect to complete the integration of our information technology systems with those of Bats in phases over a four-year period following the Merger. However, we may not be able to successfully achieve the transition on the timetable currently contemplated, and the transition may not be successful or could encounter various difficulties and unexpected issues. Any delays or issues that we encounter in the transition could have a material adverse effect on the businesses of the combined company and could negatively affect our reputation, which in turn could have a material adverse effect on the combined company’s overall business, results of operations and financial condition, as well as impair customer confidence in the combined company’s product offerings and overall services.
If the combined company is unable to manage its growth, its business and financial results could suffer.
The combined company’s future financial results will depend in part on its ability to manage its core businesses, including any growth that the combined company may be able to achieve. Over the past several years, we and Bats have each engaged in the identification of, and competition for, growth and expansion opportunities. In order to achieve those initiatives, the combined company will need to, among other things, recruit, train, retain and effectively manage employees and expand its operations and financial control systems. If the combined company is unable to manage its businesses effectively and profitably, its business and financial results could suffer.
To be successful, the combined company must retain and motivate key employees, including those experienced with post-acquisition integration, and failure to do so could seriously harm the combined company.
The success of the combined company largely depends on the skills, experience and continued efforts of management and other key personnel. As a result, to be successful, the combined company must retain and motivate executives and other key employees. In particular, the combined company expects to benefit from the integration experience of certain Bats personnel. Certain key executives of Bats have executed offer letters with us to continue their employment following the Merger. However, these executives will continue to be at‑will employees, and the offer letters provide no assurance that these executives will remain with the combined company. Additionally, certain of our information technology employees will be important to retain during the transition period to effectively manage our information technology platforms and to assist Bats in the process of integrating its information technology platform. If these personnel were to leave, the combined company may experience increased difficulty in the post-Merger integration process and may not be able to adequately replace such personnel, which could have a material adverse effect on the combined company’s overall business, results of operations and financial condition.
Our and Bats’ employees may experience uncertainty about their future roles with the combined company until integration strategies for the combined company are announced or executed. These circumstances may adversely affect the combined company’s ability to retain key personnel. The combined company also must continue to motivate employees and maintain their focus on the strategies and goals of the combined company. Doing so may be difficult due to the uncertainty and challenges associated with post-Merger integration. If the combined company is unable to retain executives and other key employees, the roles and responsibilities of such executive officers and employees will need to be filled either by existing or new officers and employees, which may require the combined company to devote time and resources to identifying, hiring and integrating replacements for the departed executives and employees that could otherwise be used to integrate our and Bats’ businesses or otherwise pursue business opportunities. There can be no assurance that the combined company will be able to retain and motivate its employees in the same manner as we and Bats have historically done.
The combined company may need to hire additional personnel in order to assist with the transition of our businesses to the Bats information technology platform. It may be difficult for the combined company to retain and recruit qualified employees in sufficient numbers, and if the combined company is unable to satisfy its needs for qualified and capable employees, its business and operating results could be adversely affected.
There is substantial competition for qualified and capable personnel in the technology space, which may make it difficult for the combined company to retain and recruit qualified employees in sufficient numbers. Increased difficulty in retaining or recruiting sufficient and qualified personnel by the combined company may lead to increased employment compensation costs, which could adversely affect the combined company’s results of operations. In addition, the increased number of employees may impose a significant administrative burden on the combined company. If the combined company is unable to retain and recruit highly qualified employees by offering competitive compensation, stable work environment and leadership opportunities now and in the future, the combined company’s business and operating results could be negatively impacted.
Bats generates a significant percentage of its total revenues from, and is provided with significant liquidity in its markets and other services by, entities who are affiliates of its significant stockholders, and there is no assurance that such entities will continue to generate such revenue or provide such liquidity and other services after the completion of the Merger.

Bats earns a significant percentage of its revenue from customers who are affiliates of its significant stockholders. In addition, Bats relies on certain entities who are affiliates of significant Bats stockholders to route orders that are not routed directly by Bats and to clear certain trades routed to other markets. The significant stockholders of Bats may not receive shares of our common stock in the Merger, or even if they do, their proportionate stake in the combined company will be significantly less than their stake in Bats prior to the Merger, so there may be less incentive for the affiliates of Bats’ significant stockholders to maintain their current business relationships with the combined company following the Merger at current levels or at all. If the affiliates of Bats’ significant stockholders do not remain customers following the Merger at current levels or at all or if any of the affiliates of Bats’ significant stockholders do not continue to route and clear trades as they did prior to the Merger, the combined company may experience decreased revenues and business interruptions, which could have a material adverse effect on the business, results of operations and financial condition of the combined company.
The combined company will record goodwill and intangible assets that could become impaired and adversely affect its results of operations and financial condition.
Accounting standards in the United States require that one party to the Merger be identified as the acquirer. In accordance with these standards, the Merger will be accounted for as an acquisition of Bats by us and will follow the acquisition method of accounting for business combinations. The assets and liabilities of Bats will be consolidated with our assets and liabilities. The excess of the purchase price over the fair values of Bats’ assets and liabilities, if any, will be recorded as goodwill.
We will be required to assess goodwill and intangible assets for impairment at least annually. In the future we may take charges against earnings resulting from impairment. Any determination requiring the write off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and financial condition.
The Merger may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.
We currently anticipate that the Merger will be accretive to adjusted earnings per share in the first year following the completion of the Merger. This expectation is based on preliminary estimates, which may materially change. We could also encounter additional transaction and integration‑related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the price of our common stock.
The combined company will indirectly hold 100% of the issued share capital and voting rights in Bats Trading Limited (“BTL”) and its wholly owned subsidiary, Chi-X Europe Limited (“Chi-X Europe”).  As a result, any person who holds, or has voting power with respect to, 10% or more of the outstanding shares of our common stock following the effective time of the Merger, will be subject to certain regulatory requirements under United Kingdom law.

A person that indirectly acquires control in a Financial Conduct Authority (“FCA”) entity is required to file a change in control notice with the FCA.  Though both are FCA regulated entities, the statutorily prescribed change in control notification threshold for BTL is acquisition of voting power with respect to 20% or more of the issued share capital thereof.  The change in control notification threshold for Chi-X Europe is acquisition of voting power with respect to 10% or more of the issued share capital thereof.   Therefore, any person who holds, or has voting power with respect to, 10% or more of the outstanding shares of our common stock will be required to file a change in control notice in respect of Chi-X Europe and, if this holding is in excess of 20%, also for BTL.  This obligation may discourage, delay or prevent accumulations of 10% or more of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

     As of September 30, 2016, the Company had $97.0 million of availability remaining under its existing share repurchase authorizations. As a result of our pending transaction with Bats, we were not active in our share repurchase program during the third quarter.

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ Edward T. Tilly
Edward T. Tilly
Chief Executive Officer (Principal Executive Officer)
Date:	November 8, 2016

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 8, 2016

CBOE Holdings, Inc.
Form 10-Q
Exhibit Index

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of September 25, 2016, by and among CBOE Holdings, Inc., CBOE Corporation, CBOE V, LLC and Bats Global Markets, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774), filed on September 28, 2016.*

10.1	Debt Commitment Letter, dated as of September 25, 2016, by and among CBOE Holdings, Inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Filed herewith).

10.2
Form of Voting and Support Agreement between CBOE Holdings, Inc. and the directors and executive officers of Bats Global Markets, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34774), filed on September 28, 2016.

10.3
Form of Voting and Support Agreement between Bats Global Markets, Inc. and the directors and executive officers of CBOE Holdings, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-34774), filed on September 28, 2016.

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

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.