Form 10-Q
period 2017-06-30
CBOE Holdings, Inc.
filed 2017-08-04
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
(312) 786-5600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	July 31, 2017
Common Stock, par value $0.01	112,777,346 shares

CERTAIN DEFINED TERMS
Throughout this document, unless otherwise specified or the context so requires:

•	"CBOE Holdings," "we," "us," "our" or "the Company" refers to CBOE Holdings, Inc. and its subsidiaries.

•	"Bats Exchanges" refers to BZX, BYX, EDGX and EDGA.

•	“Bats Global Markets” and “Bats” refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as CBOE V, LLC, and its subsidiaries.

•	“Bats Hotspot” and “Hotspot” refer to our foreign currency exchange. Hotspot operates in the United States and the United Kingdom.

•	“Bats Trading” and “Trading” refer to our broker-dealer entity, Bats Trading, Inc., a wholly-owned subsidiary of CBOE Holdings, Inc., operated in the United States.

•
“BTL” refers to Bats Trading Limited, a wholly-owned subsidiary of CBOE Holdings, Inc., the U.K. operator of our Multilateral Trading Facility ("MTF"), and our Regulated Market ("RM"), under its Recognized Investment Exchange ("RIE") status, collectively known as “Bats Europe”.

•	“BYX” refers to Bats BYX Exchange, Inc., a wholly-owned subsidiary of CBOE Holdings, Inc.

•	“BZX” refers to Bats BZX Exchange, Inc., a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"C2" refers to C2 Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CBOE" refers to Chicago Board Options Exchange, Incorporated, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFE" refers to CBOE Futures Exchange, LLC, a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.

•	“Chi-X Europe” refers to our broker-dealer operated in the United Kingdom.

•	“EDGA” refers to Bats EDGA Exchange, Inc., a wholly-owned subsidiary of CBOE Holdings, Inc.

•	“EDGX” refers to Bats EDGX Exchange, Inc., a wholly-owned subsidiary of CBOE Holdings, Inc.

•	"Exchanges" refers to CBOE, C2, BZX, BYX, EDGX, and EDGA.

•	"FASB" refers to the Financial Accounting Standards Board.

•	"FCA" refers to the U.K. Financial Conduct Authority.

•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.

•	"Merger" refers to our acquisition of Bats Global Markets, completed on February 28, 2017.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except par value data, share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$148.6	$97.3
Financial investments	110.4	—
Accounts receivables, net	231.3	76.7
Income taxes receivable	10.7	53.7
Other current assets	18.7	7.4
Total Current Assets	519.7	235.1
Investments	82.0	72.9
Land	4.9	4.9
Property and equipment, net	75.6	55.9
Goodwill	2,686.4	26.5
Intangible assets, net	1,970.4	8.7
Other assets, net	56.6	72.7
Total Assets	$5,395.6	$476.7
Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$151.0	$82.4
Section 31 fees payable	150.9	4.4
Deferred revenue	14.3	3.1
Income taxes payable	3.9	—
Contingent consideration liability	56.2	—
Total Current Liabilities	376.3	89.9

Long-term debt	1,411.3	—
Income tax liability	68.6	52.1
Deferred income taxes	703.4	—
Other non-current liabilities	6.7	4.2
Commitments and Contingencies

Redeemable Noncontrolling Interest	12.6	12.6

Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 124,632,833 and 112,777,346 shares issued and outstanding, respectively at June 30, 2017 and 92,950,065 and 81,285,307 shares issued and outstanding, respectively at December 31, 2016	1.2	0.9
Treasury stock, at cost: 11,855,487 shares at June 30, 2017 and 11,664,758 shares at December 31, 2016	(548.2)	(532.2)
Additional paid-in capital	2,596.8	139.2
Retained earnings	737.3	710.8
Accumulated other comprehensive income (loss), net	29.6	(0.8)
Total Stockholders’ Equity	2,816.7	317.9
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$5,395.6	$476.7

See accompanying notes to condensed consolidated financial statements.

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Transaction fees	$453.9	$127.6	$710.3	$253.8
Access fees	29.7	13.2	47.5	26.4
Exchange services and other fees	19.9	11.4	35.3	22.8
Market data fees	48.0	8.2	70.5	16.2
Regulatory fees	83.3	9.2	121.6	18.3
Other revenue	6.0	3.5	11.8	6.1
Total Revenues	640.8	173.1	997.0	343.6
Cost of Revenues:
Liquidity payments	266.5	7.1	371.8	13.7
Routing and clearing	12.2	2.6	18.5	4.3
Section 31 fees	74.6	—	104.6	—
Royalty fees	20.6	19.3	41.8	38.4
Total Cost of Revenues	373.9	29.0	536.7	56.4
Revenues less Cost of Revenues	266.9	144.1	460.3	287.2
Operating Expenses:
Compensation and benefits	50.0	28.5	97.8	55.6
Depreciation and amortization	55.8	12.3	80.9	24.2
Technology support services	12.0	5.7	19.5	11.4
Professional fees and outside services	16.9	14.7	31.3	28.3
Travel and promotional expenses	4.2	2.5	7.5	5.0
Facilities costs	2.7	1.4	4.8	2.9
Acquisition-related costs	4.7	—	69.9	—
Change in contingent consideration	0.5	—	0.7	—
Other expenses	2.3	1.0	4.0	2.3
Total Operating Expenses	149.1	66.1	316.4	129.7
Operating Income	117.8	78.0	143.9	157.5
Non-operating (Expenses) Income:
Interest expense, net	(12.5)	—	(20.4)	—
Other income	0.8	5.8	0.9	6.8
Income Before Income Tax Provision	106.1	83.8	124.4	164.3
Income tax provision	38.1	32.9	41.2	64.2
Net income	68.0	50.9	83.2	100.1
Net loss attributable to redeemable noncontrolling interest	0.3	0.3	0.6	0.5
Net Income Excluding Noncontrolling Interest	68.3	51.2	83.8	100.6
Change in redemption value of noncontrolling interest	(0.3)	(0.3)	(0.6)	(0.5)
Net income allocated to participating securities	(0.7)	(0.2)	(0.8)	(0.4)
Net Income Allocated to Common Stockholders	$67.3	$50.7	$82.4	$99.7
Net Income Per Share Allocated to Common Stockholders:
Basic earnings per share	$0.60	$0.62	$0.81	$1.22
Diluted earnings per share	0.60	0.62	0.81	1.22

Basic weighted average shares outstanding	112.1	81.3	102.1	81.6
Diluted weighted average shares outstanding	112.5	81.3	102.3	81.6

See accompanying notes to condensed consolidated financial statements.

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$68.0	$50.9	$83.2	$100.1
Foreign currency translation adjustments	27.1	—	30.2	—
Unrealized holding gains on available-for-sale investments	0.3	—	0.2	—
Comprehensive Income	95.4	50.9	113.6	100.1
Comprehensive loss attributable to noncontrolling interest	0.3	0.3	0.6	0.5
Comprehensive Income Excluding Noncontrolling Interest	95.7	51.2	114.2	100.6
Change in redemption value of noncontrolling interest	(0.3)	(0.3)	(0.6)	(0.5)
Comprehensive income allocated to participating securities	(0.9)	(0.2)	(1.0)	(0.4)
Comprehensive Income Allocated to Common Stockholders	$94.5	$50.7	$112.6	$99.7

See accompanying notes to condensed consolidated financial statements.

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Six months ended June 30, 2017
(unaudited)
(in millions)

	Preferred Stock	Common Stock	Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2016	$—	$0.9	$(532.2)		$139.2	$710.8	$(0.8)	$317.9	$12.6
Issuance of stock for acquisition of Bats Global Markets, Inc.	—	0.3	—		2,424.4	—	—	2,424.7	—
Repurchase of restricted stock from employees	—	—	(16.0)		—	—	—	(16.0)	—
Common stock issued from employee stock plans	—	—	—		3.1	—	—	3.1	—
Stock-based compensation	—	—	—		30.1	—	—	30.1	—
Net income excluding noncontrolling interest	—	—	—		—	83.8	—	83.8	—
Cash dividends on common stock of $0.50 per share	—	—	—		—	(56.7)	—	(56.7)	—
Other comprehensive income	—	—	—		—	—	30.4	30.4	—
Net loss attributable to redeemable noncontrolling interest	—	—	—		—	—	—	—	(0.6)
Redemption value adjustment	—	—	—		—	(0.6)	—	(0.6)	0.6
Balance at June 30, 2017	$—	$1.2	$(548.2)	—	$2,596.8	$737.3	$29.6	$2,816.7	$12.6

See accompanying notes to condensed consolidated financial statements.

CBOE Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$83.2	$100.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.9	24.2
Amortization of debt issuance cost	1.0	—
Change in fair value of contingent consideration	0.7	—
Realized gain on available-for-sale securities	(0.2)	—
Provision for deferred income taxes	(15.0)	(0.4)
Stock-based compensation expense	30.1	7.1
Impairment of data processing software	14.9	—
Equity in investments	(0.1)	(0.5)
Excess tax benefit from stock-based compensation	5.7	—
Changes in assets and liabilities:
Accounts receivable	(33.9)	(10.0)
Income taxes receivable	48.3	(4.6)
Other current assets	(8.4)	(5.3)
Accounts payable and accrued liabilities	9.1	(3.2)
Section 31 fees payable	2.9	—
Deferred revenue	6.7	6.6
Income taxes payable	(50.1)	(1.6)
Income tax liability	(3.9)	2.5
Other liabilities	0.2	—
Net Cash Flows provided by Operating Activities	172.1	114.9
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(1,405.4)	(14.3)
Purchases of available-for-sale financial investments	(89.2)	—
Proceeds from maturities of available-for-sale financial investments	45.0	—
Investments	1.4	(24.2)
Purchases of property and equipment	(19.2)	(25.4)
Net Cash Flows used in Investing Activities	(1,467.4)	(63.9)
Cash Flows from Financing Activities:
Proceeds from long-term debt	1,944.2	—
Principal payments of long term debt	(525.0)	—
Debt issuance costs	(1.3)	—
Dividends paid	(56.7)	(37.7)
Purchase of unrestricted stock from employees	(16.0)	—
Proceeds from exercise of stock-based compensation	1.3	—
Excess tax benefit from stock-based compensation	—	1.2
Proceeds from employee stock purchase plan	—	(4.1)
Purchase of common stock under announced program	—	(60.5)
Net Cash provided by (used in) Financing Activities	1,346.5	(101.1)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash equivalents	0.1	—
Increase (Decrease) in Cash and Cash Equivalents	51.3	(50.1)
Cash and Cash Equivalents:
Beginning of Period	97.3	102.3
End of Period	$148.6	$52.2
Supplemental disclosure of noncash transactions:
Forfeiture of common stock for payment of exercise of stock options	$1.7	$—
Supplemental disclosure of noncash investing activities:
Accounts receivable acquired	$117.8	$—
Financial investments	66.0	—
Property and equipment acquired	21.8	—
Goodwill acquired	2,649.3	—
Intangible assets acquired	2,000.0	—
Other assets acquired	32.8	—
Accounts payable and accrued expenses acquired	(60.1)	—
Section 31 fees payable acquired	(143.6)	—
Deferred tax liability acquired	(718.5)	—
Other liabilities assumed	(135.4)	—
Issuance of common stock related to acquisition	(2,424.7)	—
See accompanying notes to condensed consolidated financial statements.

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

CBOE Holdings, Inc. (CBOE Holdings or the Company) is the owner of the Chicago Board Options Exchange, the Bats Exchanges, CBOE Futures Exchange (CFE) and other subsidiaries. The Company is one of the world’s largest exchange holding companies and a leader in providing global investors cutting-edge trading and investment solutions.

The Company offers trading across a diverse range of products in multiple asset classes and geographies, including options, futures, U.S. and European equities, exchange-traded products (ETPs), and multi-asset volatility and global foreign exchange ("FX") products.  CBOE Holdings’ fourteen trading venues include the largest options exchange by volume in the United States, and the largest pan-European stock exchange in Europe by volume. The Company is the second-largest stock exchange operator in the United States by volume and a leading market globally for ETP trading.

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

In 2017, the Company changed the presentation of liquidity payments, or rebates paid to customers in accordance with published fee schedules, to be a cost of revenues, which historically had been netted against transaction fees. The Company also changed the presentation of royalty fees to be a cost of revenues. The presentation of routing fees and costs were also changed. Routing fees were presented in transaction fees in total revenues and routing and clearing costs in total cost of revenues. These fees were previously presented as a net operating expense. These changes were made to conform to current presentation and the changes have been reflected in all periods presented.

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

Recent Accounting Pronouncements - Adopted

In the first quarter of 2017, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Under the ASU, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company applied the five-step method outlined in the ASU to all revenue streams and elected the full retrospective implementation method. The additional disclosures required by the ASU have been included in Note 2.

In the first quarter of 2017, the Company adopted ASU 2016-09, Compensation — Stock Compensation. This ASU simplifies several aspects of the accounting for stock-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The Company has chosen to use the actual forfeiture rate and applied the prospective transition method for excess tax benefits and employees taxes paid. As of the adoption date, the Company did not have any awards classified as a liability under the previous guidance.

In the first quarter of 2017, the Company adopted ASU 2016-16, Accounting for Income Taxes:Intra-Entity Transfers of Assets other than Inventory. The ASU requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs. The Company applied the full retrospective application which did not result in any impact to the financial statements.

Recent Accounting Pronouncements - Issued, not yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) that provides additional guidance around which changes to a share-based payment award requires an entity to apply modification accounting. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. For public entities, the update is effective beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating this guidance and assessing the impact the ASU could have on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715). This ASU requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. For public entities, the update is effective beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating this guidance and assessing the impact the ASU could have on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. There are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities (collectively, a “set”) that is a business usually has outputs, outputs are not required to be present. Additionally, all of the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. ASU No. 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If, however, the screen is not met, then the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. Finally, the amendments in this ASU narrow the definition of the term “output” so that it is consistent with the manner in which outputs are described in Topic 606 - Revenue from Contracts with Customers. For public entities, the update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2018. Early adoption is permitted under certain circumstances. The Company is in the process of evaluating this guidance and assessing the impact the ASU could have on the consolidated financial statements.

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU No. 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU No. 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. For public entities, the update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of evaluating this guidance and assessing the impact the ASU could have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating this guidance and assessing the impact the ASU could have on the consolidated financial statements.

In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). ASU No. 2016-15 addresses eight specific cash flow issues in an effort to reduce diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The ASU is effective for the Company for fiscal years beginning after December 15, 2017, and for the interim periods within that fiscal year. Early adoption is permitted, including adoption during an interim period. The Company is in the process of evaluating this guidance and assessing the impact the ASU could have on the consolidated financial statements.
2. REVENUE RECOGNITION
As of January 1, 2017, the Company adopted ASU 2014-09 Revenue from Contracts with Customers - Topic 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the ASU and all related ASUs retrospectively to each prior reporting period presented. The implementation of the guidance had no material impact on the measurement or recognition of revenue of prior periods, however, additional disclosures have been added in accordance with the ASU.
The main types of revenue contracts are:

•
Transaction fees - Transaction fees represent fees charged by the Company for the performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts, however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules. Transaction fees are recognized across all segments. The Company also pays liquidity payments to customers based on its published fee schedules. The Company uses these payments to improve the liquidity on its markets and therefore recognizes those payments as a cost of revenue.

•
Access fees - Access fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligation is met. There is no remaining performance obligation after revenue is recognized.

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

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

•
Market data fees - Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the U.S. exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data. U.S. tape plan market data is recognized in the U.S. Equities and Options segments. Proprietary market data fees are recognized across all segments.

•
Regulatory fees - There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC. The fees charged to customers are based on the fee set by the SEC per notional value of the transaction executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the U.S. Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the exchanges are considered the principal in these transactions. Regulatory fees also includes the options regulatory fee (ORF) which supports the Company’s regulatory oversight function in the Options segment and other miscellaneous regulatory fees.

•
Other revenue - Other revenue primarily includes revenue from various licensing agreements, all fees related to the trade reporting facility operated in the European Equities segment, and revenue associated with advertisements through the Company’s website.

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment (in millions):

						Corporate
		U.S.		European	Global	Items and
	Options	Equities	Futures	Equities	FX	Eliminations	Total
Three months ended June 30, 2017
Transaction fees	$181.2	$208.3	$34.0	$20.8	$9.6	$—	$453.9
Access fees	13.9	12.7	0.5	1.8	0.8	—	29.7
Exchange services and other fees	10.1	5.9	2.2	1.2	0.5	—	19.9
Market data fees	10.5	33.9	0.8	2.8	—	—	48.0
Regulatory fees	14.7	68.6	—	—	—	—	83.3
Other revenue	3.1	1.7	—	1.0	—	0.2	6.0
	$233.5	$331.1	$37.5	$27.6	$10.9	$0.2	$640.8

Timing of revenue recognition
Services transferred at a point in time	$199.0	$278.6	$34.0	$21.8	$9.6	$0.2	$543.2
Services transferred over time	34.5	52.5	3.5	5.8	1.3	—	97.6
	$233.5	$331.1	$37.5	$27.6	$10.9	$0.2	$640.8

Three months ended June 30, 2016
Transaction fees	$99.8	$—	$27.8	$—	$—	$—	$127.6
Access fees	13.0	—	0.2	—	—	—	13.2
Exchange services and other fees	9.4	—	2.0	—	—	—	11.4
Market data fees	7.4	—	0.8	—	—	—	8.2
Regulatory fees	9.2	—	—	—	—	—	9.2
Other revenue	2.9	—	0.6	—	—	—	3.5
	$141.7	$—	$31.4	$—	$—	$—	$173.1

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

						Corporate
		U.S.		European	Global	Items and
	Options	Equities	Futures	Equities	FX	Eliminations	Total
Six months ended June 30, 2017
Transaction fees	$321.4	$285.0	$62.7	$28.0	$13.2	$—	$710.3
Access fees	26.2	16.9	1.0	2.4	1.0	—	47.5
Exchange services and other fees	23.0	7.9	2.2	1.6	0.6	—	35.3
Market data fees	20.9	45.0	0.8	3.7	0.1	—	70.5
Regulatory fees	27.4	94.2	—	—	—	—	121.6
Other revenue	7.3	2.3	0.7	1.2	—	0.3	11.8
	$426.2	$451.3	$67.4	$36.9	$14.9	$0.3	$997.0

Timing of revenue recognition
Services transferred at a point in time	$356.1	$381.5	$63.4	$29.2	$13.2	$0.3	$843.7
Services transferred over time	70.1	69.8	4.0	7.7	1.7	—	153.3
	$426.2	$451.3	$67.4	$36.9	$14.9	$0.3	$997.0

Six months ended June 30, 2016
Transaction fees	$204.3	$—	$49.5	$—	$—	$—	$253.8
Access fees	26.0	—	0.4	—	—	—	26.4
Exchange services and other fees	18.9	—	3.9	—	—	—	22.8
Market data fees	14.6	—	1.6	—	—	—	16.2
Regulatory fees	18.3	—	—	—	—	—	18.3
Other revenue	5.5	—	0.6	—	—	—	6.1
	$287.6	$—	$56.0	$—	$—	$—	$343.6

Contract liabilities for the period ended June 30, 2017 primarily represent prepayments of transaction fees and certain access and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	January 1, 2017	Cash Additions	Revenue Recognition	June 30, 2017
Liquidity provider sliding scale (1)	$—	$12.0	$(6.0)	$6.0
Other, net	3.1	11.0	(5.8)	8.3
Total deferred revenue	$3.1	$23.0	$(11.8)	$14.3
(1)  Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

3.     ACQUISITIONS

Bats Global Markets, Inc.

On February 28, 2017, pursuant to the Agreement and Plan of Merger, dated as of September 25, 2016 (the “Merger Agreement”), by and among CBOE Holdings, Inc., a Delaware corporation (“CBOE Holdings”), Bats Global Markets, Inc., a Delaware corporation (“Bats”), CBOE Corporation, a Delaware corporation and a wholly-owned subsidiary of CBOE Holdings (“Merger Sub”), and CBOE V, LLC, a Delaware limited liability company and a wholly-owned subsidiary of CBOE Holdings (“Merger LLC”), CBOE Holdings completed the merger (the “Merger”) of Merger Sub with and into Bats and the subsequent

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

merger (the “Subsequent Merger”) of Bats with and into Merger LLC. As a result of the Merger, Bats became a wholly-owned subsidiary of CBOE Holdings.
The acquisition-date fair value of the consideration transferred totaled $4.0 billion, which consisted of the following (in millions):

Cash	$955.5
Common stock issued	2,387.3
Equity awards issued	37.4
3,380.2
Debt extinguished	580.0
Total consideration paid	$3,960.2

As a result of the Merger, each share of voting common stock of Bats, par value of $0.01 per share (“Bats Voting Common Stock”), and each share of non-voting common stock of Bats, par value of $0.01 per share (“Bats Non-Voting Common Stock” and, together with the Bats Voting Common Stock, “Bats Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares held by CBOE Holdings, Bats or any of their respective subsidiaries, shares held by any holder of Bats Common Stock who was entitled to demand and properly demanded appraisal of such shares under Delaware law and unvested restricted shares of Bats Common Stock granted under any Bats equity incentive plan (all such shares described in this parenthetical, “Excluded Shares”)) was converted into, at the election of the holder of such share, either (i) 0.3201 of a share of common stock, par value of $0.01 per share, of CBOE Holdings (“CBOE Holdings Common Stock”) and $10.00 in cash (the “Mixed Consideration”), (ii) $14.99 in cash and 0.2577 of a share of CBOE Holdings Common Stock (the “Cash Election Consideration”) or (iii) 0.4452 of a share of CBOE Holdings Common Stock (the “Stock Election Consideration”). Pursuant to the terms of the Merger Agreement, the Cash Election Consideration and Stock Election Consideration payable in the Merger were calculated based on the volume-weighted average price (rounded to four decimal places) of shares of CBOE Holdings Common Stock on The Nasdaq Stock Market LLC for the period of ten consecutive trading days ended on February 24, 2017, which was $79.9289. The Cash Election Consideration and the Stock Election Consideration were subject to automatic adjustment, as described in the Merger Agreement and in the definitive joint proxy statement/prospectus dated December 9, 2016, filed by CBOE Holdings with the SEC on December 12, 2016, as amended and supplemented from time to time (the “Prospectus”), to ensure that the total amount of cash paid and the total number of shares of CBOE Common Stock issued in the Merger were the same as what would have been paid and issued if all holders of Bats Common Stock received the Mixed Consideration at the Effective Time.
The amounts in the table below represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments to the provisional values during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Cash and cash equivalents	$130.1
Accounts receivable	117.8
Financial investments	66.0
Property and equipment	21.8
Other assets	32.8
Goodwill	2,649.3
Intangibles	2,000.0
Accounts payable	(33.7)
Accrued expenses	(26.4)
Section 31 fee payable	(143.6)
Income tax payable	(52.8)
Deferred tax liability	(718.5)
Other liabilities	(82.6)
$3,960.2

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

For tax purposes, no tax deductible goodwill was generated as a result of this acquisition. Goodwill was assigned to the Options, U.S. Equities, European Equities, and Global FX segments as further described in Note 9 and is attributable to the expansion of asset classes, broadening of geographic reach, and expected synergies of the combined workforce, products and technologies of the Company and Bats. The intangible assets were assigned to the Options, U.S. Equities, European Equities, and Global FX segments in the following manner and will be amortized over the following useful lives:

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

There were no goodwill or intangible assets assigned to the Futures segment as a result of this transaction as Bats did not operate a Futures business and no synergies are attributable to this segment.

The fair value of accounts receivable acquired was $117.8 million. The gross amount of accounts receivable was $118.0 million of which $0.2 million was deemed uncollectable.

The Company expensed $4.7 million of acquisition-related costs expensed during the three months ended June 30, 2017 that included $3.4 million of compensation-related costs and $1.3 million of professional fees. These costs are included in acquisition-related costs in the condensed consolidated statements of income.

The Company expensed $69.9 million of acquisition-related costs during the six months ended June 30, 2017 that included $33.5 million of compensation-related costs, $20.6 million of professional fees, $14.9 million of an impairment of capitalized data processing software, and $0.9 million of facilities expenses. These costs are included in acquisition-related costs in the condensed consolidated statements of income.

The amounts of revenue, operating income and net income of Bats are included in the Company’s condensed consolidated statements of income from the acquisition date to the three and six months ended June 30, 2017 and are as follows (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Revenue	$446.0	$605.8
Operating income	28.6	26.6
Net income	18.3	17.6

The financial information in the table below summarizes the combined results of operations of the Company and Bats, on a pro forma basis, as though the companies had been combined as of January 1, 2016. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such pro forma financial information is based on the historical financial statements of the Company and Bats. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and Bats for the three months ended June 30, 2016 and six months ended June 30, 2017 and 2016 in the following table (in millions, except per share amounts):

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2017	2016
Revenue	$639.0	$1,269.9	$1,320.6
Operating income	100.9	229.4	207.9
Net income allocated to common stockholders	59.4	157.3	116.4
Earnings per share:
Basic	$0.53	$1.40	$1.04
Diluted	$0.53	$1.40	$1.03
The supplemental 2017 and 2016 pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results to reflect the additional amortization that would have been charged assuming the adjusted fair values of acquired intangible assets had been applied on January 1, 2017 and on January 1, 2016. The supplemental 2017 pro forma financial information includes pro forma adjustments of $93.3 million for acquisition-related costs, such as fees to investment bankers, attorneys, accountants and other professional advisors, as well as severance to employees.

4. SEVERANCE
Subsequent to the Bats acquisition, the Company determined that certain employees' positions were redundant. As such, the Company communicated employee termination benefits to these employees.
The following is a summary of the employee termination benefits recognized within acquisition costs in the Corporate Items and Eliminations unit in the condensed consolidated statements of income (in millions):

Employee Termination Benefits
Balance at December 31, 2016	$0.4
Termination benefits accrued	20.3
Termination payments made	(15.2)
Balance at June 30, 2017	$5.5

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

5. INVESTMENTS
As of June 30, 2017 and December 31, 2016, the Company's investments were comprised of the following (in millions):

	June 30, 2017	December 31, 2016
Equity Method:
Investment in Signal Trading Systems, LLC	$12.6	$12.4
Investment in EuroCCP	8.7	—
Total equity method investments	21.3	12.4

Cost Method:
Investment in OCC	30.3	30.3
Other cost method investments	30.4	30.2
Total cost method investments	60.7	60.5

Total Investments	$82.0	$72.9
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

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Cost method

The carrying amount of cost method investments totaled $60.7 million as of June 30, 2017 and $60.5 million as of December 31, 2016, and is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the cost-method of accounting primarily as a result of the Company's inability to exercise significant influence as the Company is a smaller shareholder of these investments. As of June 30, 2017, cost method investments primarily reflect a 20% investment in OCC and minority investments in American Financial Exchange, CurveGlobal and Eris Exchange Holdings, LLC.

In December 2014, OCC announced a newly-formed capital plan. The OCC capital plan was designed to strengthen OCC's capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities ("SIFMUs") as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC's advance notice filing regarding the capital plan, and OCC and OCC's existing exchange stockholders, which include CBOE, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders' equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds are breached. OCC also adopted policies under the plan with respect to fees, customer refunds, and stockholder dividends, which envision an annual dividend payment to the exchange stockholders equal to the portion of OCC's after-tax income that exceeds OCC's capital requirements after payment of refunds to OCC's clearing members (with such customer refunds generally to constitute 50% of the portion of OCC's pre-tax income that exceeds OCC's capital requirements). On March 3, 2015, in accordance with the plan, CBOE contributed $30 million to OCC. On March 6, 2015, OCC informed CBOE that the SEC, acting though delegated authority, had approved OCC's proposed rule filing for the capital plan. The SEC approval order was stayed on March 13, 2015 automatically as a result of the initiation of petitions to review the order. On September 10, 2015, the SEC issued orders that discontinued the automatic stay of the approval order and granted the petitions for the SEC to review the approval order. On September 15, 2015, the petitioners filed motions to reinstitute the automatic stay. On February 11, 2016, based on a de novo review of the entire record, the SEC approved the proposed rule change implementing OCC's capital plan and dismissed the petitions for review and the petitioners' motions. Certain petitioners subsequently appealed the SEC approval order for the OCC capital plan to the U.S. Court of Appeals for the D.C. Circuit and moved to stay the SEC approval order. On February 23, 2016, the Court denied the petitioners' motion to stay. The appeal of the SEC approval order remains pending. CBOE's contribution has been recorded under investments in the condensed consolidated balance sheets as of June 30, 2017.

6. FINANCIAL INVESTMENTS
The Company’s financial investments with original or acquired maturities longer than three months, but that mature in less than one year from the condensed consolidated balance sheet date and any money market funds that are considered cash and cash equivalents are classified as current assets and are summarized as follows (in millions):

	June 30, 2017
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale:
U.S. Treasury securities	$110.1	—	$(0.2)	$109.9
Trading securities:
U.S. Treasury securities	0.5	—	—	0.5
Money market funds:	31.5	—	—	31.5
Total	$142.1	$—	$(0.2)	$141.9

	December 31, 2016
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Money market funds	$67.5	—	—	$67.5
Total	$67.5	$—	$—	$67.5

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

7. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following as of June 30, 2017 and December 31, 2016 (in millions):

	June 30,	December 31,
	2017	2016
Construction in progress	$8.9	$0.2
Building	77.3	77.0
Furniture and equipment	162.0	138.8
Total property and equipment	248.2	216.0
Less accumulated depreciation	(172.6)	(160.1)
Total property and equipment, net	$75.6	$55.9

Depreciation expense using the straight-line method was $8.7 million and $6.0 million for the three months ended June 30, 2017 and 2016, respectively, and $15.2 million and $11.9 million for the six months ended June 30, 2017 and 2016, respectively.

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

8. OTHER ASSETS, NET
Other assets, net consisted of the following as of June 30, 2017 and December 31, 2016 (in millions):

	June 30,	December 31,
	2017	2016
Software development work in progress	$7.8	$12.3
Data processing software	217.7	222.6
Less accumulated depreciation	(180.0)	(172.0)
Data processing software, net	45.5	62.9

Other assets (1)	11.1	9.8
Data processing software and other assets, net	$56.6	$72.7
(1) At December 31, 2016, other assets included $6.2 million of deferred financing costs and $3.5 million of deferred tax assets. The deferred financing costs were reclassified in 2017 and recorded as a reduction of long-term debt. At June 30, 2017, the majority of the balance included long-term prepaid assets and notes receivable.
Amortization expense related to data processing software was $4.4 million and $5.8 million for the three months ended June 30, 2017 and 2016, respectively, and $8.5 million and $11.4 million for the six months ended June 30, 2017 and 2016, respectively.

9. GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the details of goodwill by segment (in millions):

		U.S.	European	Global	Corporate Items
	Options	Equities	Equities	FX	and Eliminations	Total
Balance as of December 31, 2016	$7.7	$—	$—	$—	$18.8	$26.5
Additions	226.4	1,736.4	419.3	267.2	—	2,649.3
Dispositions	(1.4)	—	—	—	—	(1.4)
Changes in foreign currency exchange rates	—	—	12.0	—	—	12.0
Balance as of June 30, 2017	$232.7	$1,736.4	$431.3	$267.2	$18.8	$2,686.4

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
The following table presents the details of the intangible assets (in millions):

		U.S.	European	Global	Corporate Items
	Options	Equities	Equities	FX	and Eliminations	Total
Balance as of December 31, 2016	$2.0	$—	$—	$—	$6.7	$8.7
Additions	209.7	1,146.1	416.1	228.1	—	2,000.0
Dispositions	(0.2)	—	—	—	—	(0.2)
Amortization	(6.0)	(29.7)	(9.5)	(11.4)	(0.6)	(57.2)
Changes in foreign currency exchange rates	—	—	19.1	—	—	19.1
Balance as of June 30, 2017	$205.5	$1,116.4	$425.7	$216.7	$6.1	$1,970.4

For the three months ended June 30, 2017 and 2016, amortization expense was $42.7 million and $0.5 million, respectively.  For the six months ended June 30, 2017 and 2016, amortization expense was $57.2 million and $0.9 million,

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

respectively.  The estimated future amortization expense is $84.7 million for the remainder of 2017, $158.1 million for 2018, $137.2 million for 2019, $120.8 million for 2020, $105.6 million for 2021 and $93.4 million for 2022.
The amounts in the table below represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined.

The following tables present the categories of intangible assets as of June 30, 2017 and December 31, 2016 (in millions):

						Remaining
	June 30, 2017					Weighted Average
		U.S.	European		Corporate Items	Amortization
	Options	Equities	Equities	Global FX	and Eliminations	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$179.7	$—	$—	Indefinite
Customer relationships	38.0	222.9	167.3	140.0	3.0	20
Market data customer relationships	53.6	322.0	62.8	64.4	—	15
Technology	23.4	22.5	23.5	22.5	4.0	7
Trademarks and tradenames	1.4	6.0	1.9	1.2	1.0	2
Other	0.2	—	—	—	—	2
Accumulated amortization	(6.6)	(29.7)	(9.5)	(11.4)	(1.9)
	$205.5	$1,116.4	$425.7	$216.7	$6.1

						Remaining
	December 31, 2016					Weighted Average
		U.S.	European		Corporate	Amortization
	Options	Equities	Equities	Global FX	and Other	Period (in years)
Trading registrations and licenses	$—	$—	$—	$—	$—	—
Customer relationships	0.9	—	—	—	3.0	9
Market data customer relationships	—	—	—	—	—	—
Technology	1.1	—	—	—	4.0	4
Trademarks and tradenames	0.4	—	—	—	1.0	6
Other	0.2	—	—	—	—	2
Accumulated amortization	(0.6)	—	—	—	(1.3)
	$2.0	$—	$—	$—	$6.7
10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following as of June 30, 2017 and December 31, 2016 (in millions):

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	June 30, 2017	December 31, 2016

Compensation and benefit-related liabilities	$11.9	$25.1
Termination benefits	5.5	0.4
Royalties	18.2	17.8
Accrued liabilities	51.5	25.4
Marketing fee payable	9.0	7.2
Accounts payable	54.9	6.5
	$151.0	$82.4

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

11. DEBT
The Company's long-term debt consisted of the following as of June 30, 2017 and December 31, 2016 (in millions):

	June 30,	December 31,
	2017	2016
Term Loan Agreement	$468.7	$—
3.650% Senior Notes	643.6	—
1.950% Senior Notes	299.0	—
Revolving Credit Agreement	—	—
Total long-term debt	$1,411.3	$—

In connection with the Merger, on December 15, 2016, the Company entered into the Term Loan agreement (as defined below) providing for a $1.0 billion senior unsecured delayed draw term loan facility and on January 12, 2017, the Company issued $650 million aggregate principal amount of 3.650% Senior Notes due 2027 ("3.650% Senior Notes"). The proceeds from this delayed draw term loan facility and issuance of our senior notes, in addition to using cash on hand at CBOE Holdings and Bats, were used to finance a portion of the cash component of the Merger consideration, to refinance existing indebtedness of Bats and its subsidiaries and to pay related fees and expenses. In addition, on December 15, 2016, the Company entered into a $150 million revolving credit facility to be used for working capital and other general corporate purposes.
On June 29, 2017, CBOE Holdings refinanced approximately $300 million of the amounts outstanding under the Term Loan Agreement through the issuance of $300 million in aggregate principal amount of 1.950% Senior Notes due 2019 ("1.950% Senior Notes" and, together with the 3.650% Senior Notes, the "Notes").

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

The Term Loan Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Term Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by our subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At June 30, 2017, the Company was in compliance with these covenants.

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

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

On June 29, 2017, CBOE Holdings refinanced approximately $300 million of the amounts outstanding under the Term Loan Agreement through the issuance of $300 million in aggregate principal amount of 1.950% Senior Notes.

1.950% Senior Notes due 2019

On June 29, 2017, the Company issued $300 million aggregate principal amount of 1.950% Senior Notes. The form and terms of the 1.950% Senior Notes were established pursuant to an Officer’s Certificate, dated as of June 29, 2017, supplementing the Indenture (as defined below). Underwriter fees of $0.8 million were also capitalized and netted against long-term debt in the consolidated balance sheet, while other issuance fees of $0.9 million were expensed and are included in debt issuance costs on the consolidated statement of income for the three and six months ended June 30, 2017.

The Company used the net proceeds from the 1.950% Senior Notes to repay amounts under the Term Loan Agreement. The 1.950% Senior Notes mature on June 28, 2019 and bear interest at the rate of 1.950% per annum, payable semi-annually in arrears on June 28 and December 28 of each year, commencing December 28, 2017. The 1.950% Senior Notes are unsecured obligations of the Company and rank equally with all of the Company’s other existing and future unsecured, senior indebtedness, but are effectively junior to the Company’s secured indebtedness, to the extent of the value of the assets securing such indebtedness, and will be structurally subordinated to the secured and unsecured indebtedness of the Company’s subsidiaries.

The Company has the option to redeem some or all of the 1.950% Senior Notes, at any time in whole or from time to time in part, at the redemption prices set forth in the Officer’s Certificate. The Company may also be required to offer to repurchase the 1.950% Senior Notes upon the occurrence of a Change of Control Triggering Event (as such term is defined in the Officer’s Certificate) at a repurchase price equal to 101% of the aggregate principal amount of 1.950% Senior Notes to be repurchased.

3.650% Senior Notes due 2027

On January 12, 2017, the Company entered into an indenture (the “Indenture”), by and between the Company and Wells Fargo Bank, National Association, as trustee, in connection with the issuance of $650 million aggregate principal amount of the Company’s 3.650% Senior Notes. The form and terms of the 3.650% Senior Notes were established pursuant to an Officer’s Certificate, dated as of January 12, 2017, supplementing the Indenture.

The Company used a portion of the net proceeds from the 3.650% Senior Notes to fund, in part, the Merger, including the payment of related fees and expenses and the repayment of Bats’ existing indebtedness, and the remainder for general corporate purposes. The 3.650% Senior Notes mature on January 12, 2027 and bear interest at the rate of 3.650% per annum, payable semi-annually in arrears on January 12 and July 12 of each year, commencing July 12, 2017. The 3.650% Senior Notes are unsecured obligations of the Company and rank equally with all of the Company’s other existing and future unsecured, senior indebtedness, but are effectively junior to the Company’s secured indebtedness, to the extent of the value of the assets securing such indebtedness, and will be structurally subordinated to the secured and unsecured indebtedness of the Company’s subsidiaries.

The Company has the option to redeem some or all of the 3.650% Senior Notes, at any time in whole or from time to time in part, at the redemption prices set forth in the Officer’s Certificate. The Company may also be required to offer to repurchase the 3.650% Senior Notes upon the occurrence of a Change of Control Triggering Event (as such term is defined in the Officer’s Certificate) at a repurchase price equal to 101% of the aggregate principal amount of 3.650% Senior Notes to be repurchased.

Indenture

Under the Indenture, the Company may issue debt securities, which includes the Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Notes contains customary restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At June 30, 2017, the Company was in compliance with these covenants.

Revolving Credit Agreement

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Revolving Credit Agreement provides for a senior unsecured $150 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $100 million, for a total of $250 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that it guarantees all borrowings and other obligations of any such subsidiaries. As of June 30, 2017, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes. As of June 30, 2017, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at June 30, 2017, $150 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on December 15, 2021, unless the commitments are terminated earlier, either at our request or, if an event of default occurs, by the Revolving Lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Revolving Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by our subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At June 30, 2017, the Company was in compliance with these covenants.
Bridge Facility
In connection with entering into the Merger Agreement, the Company entered into a commitment letter with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (or any of its designated affiliates) (Bank of America, N.A., and other such financial institutions that accede as lender to such debt commitment letter in accordance with its terms are referred to herein as the “Lenders”), which provides that, subject to the satisfaction and waiver of certain conditions which are usual and customary for financing of this type, the Lenders are committed to provide debt financing for the purposes of funding (i) the cash consideration to be paid in the transactions contemplated by the Merger Agreement, (ii) the refinancing of certain existing indebtedness of Bats and its subsidiaries and (iii) related fees and expenses, which debt financing consists of a senior unsecured 364-day bridge loan facility in an aggregate principal amount of up to $1.65 billion to the extent the Company fails to generate gross cash proceeds in an aggregate principal amount of up to $1.65 billion from permanent financing including in the form of a senior unsecured term loan facility and the issuance of senior unsecured notes on or prior to the consummation of the transaction contemplated by the Merger Agreement.  The Company paid commitment and structuring fees of $6.0 million. Through June 30, 2017, the Company has amortized $6.0 million of these fees as a result of the Company entering into more permanent debt arrangements. The Company entered into a term loan agreement and completed a notes offering, as described below, securing $1.65 billion to finance the cash portion of its acquisition of Bats as well as the repayment of Bats' existing indebtedness. As a result of securing the financing discussed above, the bridge facility was terminated.

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the Notes as of June 30, 2017 is as follows (in millions):

2017	$—
2018	—
2019	300.0
2020	—
2021	—
Thereafter	1,125.0
Principal amounts repayable	1,425.0
Debt issuance cost	(7.9)
Unamortized discount on Notes	(5.8)
Total debt outstanding	$1,411.3

Interest expense recognized on the Term Loan Agreement and the Notes is included in interest expense, net in the condensed consolidated statements of income, for the three and six months ended June 30, 2017 and 2016 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of interest expense:
Contractual interest	$10.9	$—	$18.5	$—
Amortization of debt discount	0.2	—	0.2	—
Amortization of debt issuance cost	1.4	—	2.3	—
Interest expense	12.5	—	21.0	—
Interest income	—	—	(0.6)	—
Interest expense, net	$12.5	$—	$20.4	$—

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME, NET

The following represents the changes in accumulated other comprehensive income by component (in millions):

	Foreign	Unrealized		Total Other
	Currency	Investment	Post-Retirement	Comprehensive
	Translation	Gain/Loss	Benefits	Income
Balance at December 31, 2016	$—	$—	$(0.8)	$(0.8)
Other comprehensive income	30.2	0.2	—	30.4
Balance at June 30, 2017	$30.2	$0.2	$(0.8)	$29.6

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

The Company applied Financial Accounting Standards Board ASC 820, Fair Value Measurement and Disclosure, which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing the framework for measuring fair value. ASC 820 applies to financial and nonfinancial instruments that are measured and reported on a fair value basis. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

•	Level 1—Unadjusted inputs based on quoted markets for identical assets or liabilities.

•	Level 2—Observable inputs, either direct or indirect, not including Level 1, corroborated by market data or based upon quoted prices in non-active markets.

•	Level 3—Unobservable inputs that reflect management’s best assumptions of what market participants would use in valuing the asset or liability.
The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of June 30, 2017 and December 31, 2016.
Instruments Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in millions):

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Treasury securities	$109.9	$109.9	$—	$—
Trading securities:
U.S. Treasury securities	0.5	0.5	—	—
Money market funds	31.5	31.5	—	—
Total assets	$141.9	$141.9	$—	$—
Liabilities:
Contingent consideration liability	$56.2	$—	$—	$56.2
Total liabilities	$56.2	$—	$—	$56.2

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$67.5	$67.5	$—	$—
Total assets	$67.5	$67.5	$—	$—

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

Contingent consideration liability

In connection with the acquisition of Bats, the Company acquired a contingent consideration arrangement with the former owners of Hotspot. The fair value of this liability at June 30, 2017 was $56.2 million.  That value is based on estimates of discounted future cash payments, a significant unobservable input, and is considered a Level 3 measurement.

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments
The following table presents the Company’s fair value hierarchy for those financial instruments held by the Company as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$148.6	$148.6	$—	$—
Trading investments	0.5	0.5	—	—
Available-for-sale investments	109.9	109.9	—	—
Accounts receivable	231.3	231.3	—	—
Income tax receivable	10.7	10.7	—	—
Total assets	$501.0	$501.0	$—	$—
Liabilities:
Accounts payable	$54.9	$—	$54.9	$—
Section 31 fees payable	150.9	—	150.9	—
Contingent consideration liability	56.2	—	—	56.2
Long-term debt	1,411.3	—	1,411.3	—
Total liabilities	$1,673.3	$—	$1,617.1	$56.2

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$97.3	$97.3	$—	$—
Accounts receivable	76.7	76.7	—	—
Income tax receivable	53.7	53.7	—	—
Total assets	$227.7	$227.7	$—	$—
Liabilities:
Accounts payable	$6.5	$—	$6.5	$—
Total liabilities	$6.5	$—	$6.5	$—

The carrying amounts of cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and Section 31 fees payable approximate fair value due to their liquid or short-term nature.

Long-term debt

The carrying amount of long-term debt approximates its fair value based on quoted LIBOR at June 30, 2017 and is considered a Level 2 measurement.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the six months ended June 30, 2017.

	Level 3 Financial Liabilities for the Six Months Ended June 30, 2017
	Balance at Beginning of Period	Acquired During Period	Settlements	Balances at end of period

Liabilities
Contingent consideration liability	$—	$56.2	$—	$56.2
Total Liabilities	$—	$56.2	$—	$56.2

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

14. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interest are reported on the consolidated balance sheets in mezzanine equity in Redeemable Noncontrolling Interest. The Company recognizes changes to the redemption value of redeemable noncontrolling interest as they occur and adjust the carrying value to equal the redemption value at the end of each reporting period. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges or credits against retained earnings, or in the absence of retained earnings, additional paid in capital. The redemption amounts have been estimated based on the fair value of the majority-owned subsidiary, determined based on a weighting of the discounted cash flow and other economic factors.
For the six months ended June 30, 2017, the following reflects changes in our redeemable noncontrolling interest (in millions):

Redeemable Noncontrolling Interest
Balance as at December 31, 2016	$12.6
Net loss attributable to redeemable noncontrolling interest	(0.6)
Redemption value adjustment	0.6
Balance as at June 30, 2017	$12.6
15. SEGMENT REPORTING

The Company previously operated as a single reportable business segment as of December 31, 2016. As a result of the Bats acquisition, beginning in 2017, the Company is reporting five segments: Options, U.S. Equities, Futures, European Equities, and Global FX, which is reflective of how the Company's chief operating decision-maker reviews and operates the business (Note 1). This change has been reflected in all periods presented. Segment performance is primarily based on operating income (loss). The Company has aggregated all of its corporate costs, acquisition-related costs, as well as other business ventures, within the Corporate Items and Eliminations unit based on the decision that those activities should not be used to evaluate the segment's operating performance; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.
The Options segment includes our options exchange business, which lists for trading options on market indexes (index options), mostly on an exclusive basis, as well as on non-exclusive "multiply-listed" options, such as options on the stocks of individual corporations (equity options) and options on other exchange-traded products (ETP options), such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options) that occur on CBOE, C2, BZX and EDGX. It also includes the listed equity options routed transaction services that occur on Trading.
The U.S. Equities segment includes listed cash equities and ETP transaction services that occur on BZX, BYX, EDGX and EDGA. It also includes market data fees generated from the U.S. tape plans as well as fees generated from the sale of proprietary market data of these exchanges. It also includes the listed cash equities and ETPs routed transaction services, the listings business where ETPs are listed on BZX, and advertising activity from ETF.com.
The Futures segment includes the business of our futures exchange, CFE, which includes offering for trading futures on the VIX Index and other futures products.
The European Equities segment includes the pan‑European listed cash equities transaction services, ETPs, exchange‑traded commodities, and international depository receipts that occur on the Recognised Investment Exchange, operated by BTL. It also includes the listed cash equities and ETPs routed transaction services that occur on Chi-X Europe, as well as the listings business where ETPs can be listed on BTL.

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The Global FX segment includes institutional FX services that occur on Bats Hotspot.
Summarized financial data of reportable segments was as follows (in millions):

						Corporate
		U.S.		European		items and
	Options	Equities	Futures	Equities	Global FX	eliminations	Total
Three months ended June 30, 2017
Revenues	$233.5	$331.1	$37.5	$27.6	10.9	$0.2	$640.8
Operating income (loss)	61.2	33.3	33.4	3.5	(4.1)	(9.5)	117.8
Three months ended June 30, 2016
Revenues	$141.7	$—	$31.4	$—	—	$—	$173.1
Operating income (loss)	53.6	—	26.5	—	—	(2.1)	78.0

						Corporate
		U.S.		European		items and
	Options	Equities	Futures	Equities	Global FX	eliminations	Total
Six Months Ended June 30, 2017
Revenues	$426.2	$451.3	$67.4	$36.9	$14.9	$0.3	$997.0
Operating income (loss)	126.2	45.5	59.3	5.1	(5.3)	(86.9)	143.9
Six Months Ended June 30, 2016
Revenues	$287.6	$—	$56.0	$—	$—	$—	$343.6
Operating income (loss)	115.9	—	46.7	—	—	(5.1)	157.5

16. EMPLOYEE BENEFITS

Legacy CBOE and new employees are eligible to participate in the Chicago Board Options Exchange SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under Internal Revenue Code. The Company contributed $2.7 million and $2.7 million to the defined contribution plans for the three months ended June 30, 2017 and 2016, respectively, and $5.3 million and $4.0 million, respectively, to the defined contribution plans for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, $1.2 million of this expense was related to the Bats Acquisition and is included in acquisition-related costs in the condensed consolidated statements of income. The remaining expense is included in compensation and benefits in the condensed consolidated statements of income.

Upon completion of the Merger, the Company assumed the BTL stakeholder contribution plan and the Bats' defined contribution plan that offers a 401(k) retirement plan eligible to all legacy Bats U.S. employees. Under the plan, the Company matches participating employee contributions dollar for dollar of up to five percent of salary.  The Company’s contribution amounted to $0.5 million and $0.7 million for the three and six months ended June 30, 2017, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

BTL operates a stakeholder contribution plan and contributes to employee‑selected stakeholder contribution plans. The Company matches participating employee contributions of up to five percent of salary. All employees of BTL are eligible to participate. The Company’s contribution amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

17. REGULATORY CAPITAL

As a  broker‑dealer registered with the SEC, Bats Trading is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3‑1), which requires the maintenance of minimum net capital, as defined. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Trading computes the net capital requirements under the basic method provided for in Rule 15c3‑1.

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2017, Trading is required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. At June 30, 2017, Trading had net capital of $10.1 million, which was $9.7 million in excess of its required net capital of $0.4 million.

As entities regulated by the FCA, BTL is subject to the Financial Resource Requirement ("FRR") and Chi-X Europe is subject to the Capital Resources Requirement ("CRR"). As a RIE, BTL computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. This FRR was $19.5 million at June 30, 2017. At June 30, 2017, BTL had capital in excess of its required FRR of $22.0 million.
As a Banks, Investment firms, PRUdential (BIPRU) 50k firm, as defined by the Markets in Financial Instruments Directive of the FCA, Chi‑X Europe computes its CRR as the greater of the base requirement of $0.1 million at June 30, 2017, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. At June 30, 2017, Chi‑X Europe had capital in excess of its required CRR of $0.4 million.
As a swap execution facility regulated by the CFTC, Bats Hotspot SEF, LLC is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of June 30, 2017, Bats Hotspot SEF, LLC had annual operating expenses of $1.6 million and had financial resources that exceeded this amount. Additionally, as of June 30, 2017, Bats Hotspot SEF, LLC, had projected operating expenses from six months of $0.8 million and had unencumbered, liquid financial assets that exceeded this amount.

As a designated contract market regulated by the CFTC, CFE is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of June 30, 2017, CFE had annual projected operating expenses of $17.8 million and had financial resources that exceeded this amount. Additionally, as of June 30, 2017, CFE had projected operating expenses for six months of $9.7 million and had unencumbered, liquid financial assets that exceeded this amount.
18. STOCK-BASED COMPENSATION

Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of actual forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. In the first quarter of 2017, the Company adopted ASU 2016-09, Compensation — Stock Compensation. This ASU simplifies several aspects of the accounting for stock-based payment transactions (See Note 1).
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

On May 18, 2017, the Company granted 15,405 shares of stock, at a fair value of $84.41 per share, to non employee members of the board of directors. The shares have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the stock will be forfeited if the director leaves the Company prior to the applicable vesting date.

On May 15, 2017, the Company granted 2,655 RSUs, each of which entitles the holder to one share of common stock upon vesting, to certain officers and employees at a fair value $85.00 per share. The RSUs vest ratably over three-years , with one-third vesting on each anniversary of the grant date, and vesting accelerates upon the occurrence of a change in control. Unvested RSUs will be forfeited if the officer or employee leaves the Company prior to the applicable vesting date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.
The Company recognized stock-based compensation expense of $9.2 million and $3.7 million for the three months ended June 30, 2017 and 2016, respectively, and $30.1 million and $7.1 million for the six months ended June 30, 2017 and 2016. Stock-based compensation expense includes $9.1 million of accelerated expense recorded in the first quarter for certain officers and employees as a result of attaining certain age and service based requirements in our long-term incentive plan and award agreements. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income.
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

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Pursuant to the Merger Agreement, each award of restricted Bats common stock (“Bats restricted shares”) granted under any of the Bats Plans that was unvested immediately prior to the Effective Time was assumed by the Company and converted into an award of restricted shares of Common Stock, subject to the same terms and conditions (including vesting schedule) that applied to the applicable Bats restricted shares immediately prior to the Effective Time (but taking into account any changes, including any acceleration of vesting of such Bats restricted shares, occurring by reason provided for in the Merger Agreement). The number of shares of Common Stock subject to each such converted award of Bats restricted shares equals the number of shares of Bats common stock subject to the corresponding Bats restricted share award multiplied by the exchange ratio (as defined above).

The activity in the Company's stock options, restricted stock and restricted stock units for the six months ended June 30, 2017 was as follows:
Stock Options

Summary stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)

Outstanding, December 31, 2016	—	—	—	—
Granted	683,390	$22.45	4.8 years	$40.1
Exercised	(172,166)	$17.20
Outstanding and expected to vest at June 30, 2017	511,224	$24.22	5.3 years	$34.3
Exercisable at June 30, 2017	430,156	$23.49	4.9 years	$29.2

The Company estimated the grant date fair value of options awarded during 2017 using the Black-Scholes valuation model with the following assumptions:

2017
Expected term (in years)	4.2
Expected volatility	19.8%
Expected dividend yield	1.3%
Risk-free rate	1.78%
Forfeiture rate	—%

Summary of the status of nonvested options is presented below:

Nonvested Options	Options	Weighted Average Grant-Date Fair Value

January 1, 2017 - Nonvested	—	$—
Vested	—	—
Granted	81,068	49.17
Forfeited	—	—
June 30, 2017 - Nonvested	81,068	$49.17

In the six months ended June 30, 2017, to satisfy employee's tax obligations and cash exercise payment due upon the election to exercise 172,166 stock options, the Company purchased 48,099 shares at a cost of $4.1 million.

As of June 30, 2017, there were $2.8 million in total unrecognized compensation costs related to stock options. These

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

costs are expected to be recognized over a weighted average period of 1.4 years as the stock options vest.

Restricted Stock and Restricted Stock Units
Summary restricted stock activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock at December 31, 2016	480,595	$63.44
Granted	1,090,231	78.91
Vested	(379,955)	66.03
Forfeited	(4,104)	72.83
Nonvested stock at June 30, 2017	1,186,767	$76.31

In the six months ended June 30, 2017, to satisfy employees' tax obligations upon the vesting of restricted stock, the Company purchased 142,630 shares totaling $11.8 million as the result of the vesting of 379,955 shares of restricted stock.
As of June 30, 2017, there were $63.6 million in total unrecognized compensation costs related to restricted stock and restricted stock units. These costs are expected to be recognized over a weighted average period of 2.0 years.
19. INCOME TAXES

The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period.  Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis.  The effective tax rate from continuing operations was 35.9% and 39.2% for the three months ended June 30, 2017 and 2016, respectively, and 33.1% and 39.1% for the six months ended June 30, 2017 and 2016, respectively.  The decrease in the effective tax rate for the three and six months ended June 30, 2017 against the comparable period in the prior year was primarily due to excess tax benefits associated with the exercise and vesting of stock-based compensation during the periods.

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
Additionally, the change in the redemption value for the noncontrolling interest reduces net income allocated to common shareholders.

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Basic EPS Numerator:
Net Income	$68.0	$50.9	$83.2	$100.1
Loss attributable to noncontrolling interest	0.3	0.3	0.6	0.5
Net Income Excluding Noncontrolling Interest	68.3	51.2	83.8	100.6
Change in redemption value of noncontrolling interest	(0.3)	(0.3)	(0.6)	(0.5)
Earnings allocated to participating securities	(0.7)	(0.2)	(0.8)	(0.4)
Net Income Allocated to Common Stockholders	$67.3	$50.7	$82.4	$99.7
Basic EPS Denominator:
Weighted average shares outstanding	112.1	81.3	102.1	81.6
Basic Net Income Per Common Share	$0.60	$0.62	$0.81	$1.22

Diluted EPS Numerator:
Net Income	$68.0	$50.9	$83.2	$100.1
Loss attributable to noncontrolling interest	0.3	0.3	0.6	0.5
Net Income Excluding Noncontrolling Interest	68.3	51.2	83.8	100.6
Change in redemption value of noncontrolling interest	(0.3)	(0.3)	(0.6)	(0.5)
Earnings allocated to participating securities	(0.7)	(0.2)	(0.8)	(0.4)
Net Income Allocated to Common Stockholders	$67.3	$50.7	$82.4	$99.7
Diluted EPS Denominator:
Weighted average shares outstanding	112.1	81.3	102.1	81.6
Dilutive common shares issued under stock program	0.4	—	0.2	—
Total Dilutive Weighted Average Shares	112.5	81.3	102.3	$81.6
Diluted Net Income Per Common Share	$0.60	$0.62	$0.81	$1.22

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted net income per common share.
21. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

As of June 30, 2017, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of June 30, 2017, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting

CBOE Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

There have been no material changes during the period covered by this Form 10-Q from the legal proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2016.
      Contractual obligations
The Company currently leases office space, data centers and remote network operations centers, with lease terms remaining ranging from three months to one hundred months as of June 30, 2017. Total rent expense related to these lease obligations, reflected in technology support services and facilities costs line items on the condensed consolidated statements of income, for the three months ended June 30, 2017 and 2016 were $2.7 million and $1.7 million, respectively, and $4.4 million and $3.8 million, for the six months ended June 30, 2017 and 2016, respectively.

22. SUBSEQUENT EVENTS

On July 28, 2017, the Company announced that its board of directors declared a quarterly cash dividend of $0.27 per share. The dividend is payable September 15, 2017 to stockholders of record at the close of business on September 1, 2017.

There have been no additional subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the six months ended June 30, 2017.

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

Overview
CBOE Holdings, Inc. (CBOE Holdings or the Company) is the owner of the Chicago Board Options Exchange, the Bats Exchanges, CBOE Futures Exchange (CFE) and other subsidiaries. The Company is one of the world’s largest exchange holding companies and a leader in providing global investors cutting-edge trading and investment solutions.

The Company offers trading across a diverse range of products in multiple asset classes and geographies, including options, futures, U.S. and European equities, exchange-traded products (ETPs), and multi-asset volatility and global foreign exchange ("FX") products.  CBOE Holdings’ fourteen trading venues include the largest options exchange by volume in the United States and the largest pan-European stock exchange in Europe by volume. The Company is the second-largest stock exchange operator in the United States by volume and a leading market globally for exchange-traded product (ETP) trading.

On February 28, 2017, pursuant to the Agreement and Plan of Merger, dated as of September 25, 2016, CBOE Holdings acquired Bats Global Markets, Inc. The three and six months ended June 30, 2017 includes financial results for Bats for the entire period and for the period from March 1, 2017 through June 30, 2017, respectively.
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
Access Fees
Access fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments. They are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligation is met. There is no remaining performance obligation after revenue is recognized.
Exchange Services and Other Fees
To facilitate trading, the Company offers technology services, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. Trading floor and equipment rights are generally on a month-to-month basis. Facilities, systems services and other fees are generally monthly fee-based, although certain services are influenced by trading volume or other defined metrics, others are based solely on demand. All fees associated with the trading floor are recognized in the Options segment.
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
Components of Operating Expenses
Compensation and Benefits
Compensation and benefits are our most significant expenses and include salaries and benefits, stock-based compensation, incentive compensation, severance and employer taxes. Compensation and benefits represent our largest expense category and tend to be driven by both our staffing requirements and the general dynamics of the employment market. Stock-based compensation is a non-cash expense related to equity awards. Stock-based compensation can vary depending on the quantity and fair value of the award on the date of grant and the related service period.
Depreciation and Amortization
Depreciation and amortization expense results from the depreciation of long-lived assets purchased and the amortization of purchased and internally developed software, and the amortization of intangible assets.

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
Business Segments
The Company previously operated as a single reportable business segment as of December 31, 2016. As a result of the Merger, beginning in 2017, the Company is reporting five segments: Options, U.S. Equities, Futures, European Equities, and Global FX. Segment performance is primarily based on operating income (loss). The Company has aggregated all of its corporate costs and eliminations, as well as other business ventures, within Corporate Items and Eliminations; however, operating expenses that relate to activities of a specific segment have been allocated to that segment. Our management allocates resources, assesses performance and manages our business according to these segments:
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

U.S. Equities. Our U.S. Equities segment includes listed cash equities and ETP transaction services that occur on BZX, BYX, EDGX and EDGA. It also includes the listings business where ETPs and the Company are listed on BZX.

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
Global FX. Our Global FX segment includes institutional FX trading services that occur on the Bats Hotspot platform.

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

•
trading volumes in listed cash equity securities and ETPs in both the U.S. and Europe, volumes in listed equity options, and volumes in institutional FX trading, all of which are driven primarily by overall macroeconomic conditions;

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

•
regulatory changes relating to market structure, increased capital requirements or affecting certain types of instruments, transactions, pricing structures, capital market participants or reporting or compliance requirements, including any changes resulting from Brexit.

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
Financial Summary
The comparability of our results of operations between reported periods is impacted by the acquisition of Bats on February 28, 2017. Operating results and other financial metrics for U.S. Equities, European Equities and Global FX represent activity for the four months ended June 30, 2017. The following summarizes changes in financial performance for the three and six months ended June 30, 2017 and 2016 and certain non-GAAP financial measures. These non-GAAP financials measures assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items management believes do not reflect our underlying operations. Please see the footnotes below for additional information and reconciliations from our condensed consolidated financial statements.

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2017	2016	(Decrease)	Change	2017	2016	(Decrease)	Change
	(in millions, except trading days, percentages and as noted below)				(in millions, except trading days, percentages and as noted below)
Total revenues	$640.8	$173.1	$467.7	270.2%	$997.0	$343.6	$653.4	190.2%
Total cost of revenues	373.9	29.0	344.9	1,189.3%	536.7	56.4	480.3	851.6%
Revenues less cost of revenues	266.9	144.1	122.8	85.2%	460.3	287.2	173.1	60.3%
Total operating expenses	149.1	66.1	83.0	125.6%	316.4	129.7	186.7	143.9%
Operating income	117.8	78.0	39.8	51.0%	143.9	157.5	(13.6)	(8.6)%
Income before income tax provision	106.1	83.8	22.3	26.6%	124.4	164.3	(39.9)	(24.3)%
Income tax provision	38.1	32.9	5.2	15.8%	41.2	64.2	(23.0)	(35.8)%
Net income	68.0	50.9	17.1	33.6%	83.2	100.1	(16.9)	(16.9)%
Net income allocated to common stockholders	$67.3	$50.7	$16.6	32.7%	$82.4	$99.7	$(17.3)	(17.4)%
Basic earnings per share	$0.60	$0.62	$(0.02)	(3.2)%	$0.81	$1.22	$(0.41)	(33.6)%
Diluted earnings per share	0.60	0.62	(0.02)	(3.2)%	0.81	1.22	(0.41)	(33.6)%
Organic net revenue (1)	152.0	144.1	7.9	5.5%	306.2	287.2	19.0	6.6%
EBITDA(2)	173.7	95.9	77.8	81.1%	224.9	188.1	36.8	19.6%
EBITDA margin(3)	65.1%	66.6%	(1.5)%	*	48.9%	65.5%	(16.6)%	*

Adjusted EBITDA(2)	$178.9	$91.6	$87.3	95.3%	$304.6	$184.6	$120.0	65.0%
Adjusted EBITDA margin(4)	67.0%	63.6%	3.4%	*	66.2%	64.3%	1.9%	*
Adjusted earnings(5)	$98.0	$48.7	$49.3	101.2%	$170.2	$98.6	$71.6	72.6%
Diluted weighted average shares outstanding	112.5	81.3	31.2	38.4%	102.3	81.6	20.7	25.4%
Diluted adjusted earnings per share	$0.87	$0.60	$0.27	45.1%	$1.66	$1.21	$0.45	37.2%
Options:
Average Daily Volume (ADV):
Total touched contracts	7.0	6.1	0.9	14.8%	6.9	6.2	0.7	11.3%
Market ADV	16.7	15.8	0.9	5.7%	16.6	16.4	0.2	1.2%
Index contract ADV	1.9	1.7	0.2	11.8%	1.9	1.8	0.1	5.6%
Trading days	63	64	(1)	(1.6)%	125	125	—	—%
U.S. Equities:
ADV:
Matched shares ADV (in billions)	1.3	—	1.3	*	1.3	—	1.3	*
Routed shares ADV (in billions)	0.1	—	0.1	*	0.1	—	0.1	*
Total touched shares ADV (in billions)	1.4	—	1.4	*	1.4	—	1.4	*
Market ADV (in billions)	6.9	—	6.9	*	6.9	—	6.9	*
Trading days	63	—	63	*	86	—	86	*
U.S. ETPs: launches (number of launches)	26	—	26	*	41	—	41	*
U.S. ETPs: listings (number of listings)	181	—	181	*	181	—	181	*
Futures:
ADV (in thousands)	306.8	258.2	48.6	18.8%	296.4	237.8	58.6	24.6%
Trading days	63	64	(1)	(1.6)%	125	125	—	—%
European Equities:
Average Daily Notional Value (ADNV):
Matched and touched ADNV (in billions)	€10.3	€—	€10.3	*	€10.3	€—	€10.3	*
Market ADNV (in billions)	€48.6	€—	€48.6	*	€48.3	€—	€48.3	*
Trading days	63	—	63	*	86	—	86	*
Average Euro/British pound exchange rate	£0.856	£0.788	£0.068	8.6%	£0.861	£0.783	£0.078	10.0%
Global FX:
ADNV (in billions)	$27.9	$—	$27.9	*	$28.4	$—	$28.4	*
Trading days	65	—	65	*	88	—	88	*
Market share:
Options	42.2%	27.2%	15%	*	38.2%	26.9%	11.3%	*
U.S. Equities	19.2%	—%	19.2%	*	19.2%	—%	19.2%	*
ETPs: launches	42.6%	—%	42.6%	*	38.3%	—%	38.3%	*
ETPs: listings	8.9%	—%	8.9%	*	8.9%	—%	8.9%	*
European Equities	21.3%	—%	21.3%	*	21.3%	—%	21.3%	*
Net capture:
Total Options (revenue per contract)(6)	$0.225	$0.328	$(0.103)	(31.4)%	$0.253	$0.337	$(0.084)	(24.9)%
Multiply Listed Options	0.058	0.086	(0.028)	(32.6)%	0.063	0.093	(0.031)	(32.3)%
Index Options	0.694	0.701	(0.007)	(1.0)%	0.701	0.711	(0.010)	(1.4)%
U.S. Equities (net capture per one hundred touched shares)(7)	0.023	—	0.023	*	0.023	—	0.023	*
Futures	1.762	1.682	0.080	4.8%	1.765	1.664	0.101	6.1%

European Equities (net capture per matched notional value in basis points)(8)	0.162	—	0.162	*	0.162	—	0.162	*
Global FX (net capture per one million dollars traded) (9)	$2.65	$—	$2.65	*	$2.64	$—	$2.64	*
Average British pound/U.S. dollar exchange rate	$1.278	$1.434	$(0.156)	(10.9)%	$1.256	$1.433	$(0.177)	(12.4)%
*  Not meaningful

(1)
Organic net revenue is defined as revenues less cost of revenues excluding revenues less cost of revenues of any acquisition for the quarter the business was acquired and the following year comparable quarter. Organic net revenue does not represent, and should not be considered as, an alternative to revenues less cost of revenues, or net revenue, as determined in accordance with GAAP. We have presented organic net revenue because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our operating financial performance before the effects of acquisitions. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate organic net revenue differently than we do. Organic net revenue has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following is a reconciliation of revenues less cost of revenues to organic net revenue (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues less cost of revenues	$266.9	$144.1	$460.3	$287.2
Recent acquisitions:
Bats revenues less cost of revenues (since acquisition)	$(114.9)	$—	$(154.1)	$—
Organic net revenue	$152.0	$144.1	$306.2	$287.2

(2)
EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs, accelerated stock-based compensation, and a legal settlement. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income or cash flows from operations, each as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts, evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.

The following tables are reconciliations of net income allocated to common stockholders to EBITDA and adjusted EBITDA (in millions):

	Three Months Ended June 30, 2017
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate Items and Eliminations	Total
Net income (loss) allocated to common stockholders	$34.7	$32.8	$33.4	$1.8	$(4.2)	$(31.2)	$67.3
Interest	—	—	—	—	—	12.5	12.5
Income tax provision	35.6	0.6	—	1.8	0.1	—	38.1
Depreciation and amortization	14.2	24.4	0.4	7.4	9.1	0.3	55.8
EBITDA	84.5	57.8	33.8	11.0	5.0	(18.4)	173.7
Acquisition-related costs	—	—	—	—	—	4.7	4.7
Change in contingent consideration	—	—	—	—	0.5	—	0.5
Adjusted EBITDA	$84.5	$57.8	$33.8	$11.0	$5.5	$(13.7)	$178.9

	Three Months Ended June 30, 2016
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate Items and Eliminations	Total
Net income (loss) allocated to common stockholders	$21.0	$—	$26.5	$—	$—	$3.2	$50.7
Interest	—	—	—	—	—	—	—
Income tax provision	32.9	—	—	—	—	—	32.9
Depreciation and amortization	11.0	—	0.9	—	—	0.4	12.3
EBITDA	64.9	—	27.4	—	—	3.6	95.9
Acquisition-related costs	—			—	—	0.3	0.3
Legal settlement	—	—	—	—	—	(5.5)	(5.5)
Accelerated stock-based compensation	—	—	—	—	—	0.9	0.9
Adjusted EBITDA	$64.9	$—	$27.4	$—	$—	$(0.7)	$91.6

	Six Months Ended June 30, 2017
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate Items and Eliminations	Total
Net income (loss) allocated to common stockholders	$97.6	$44.7	$59.3	$2.7	$(5.4)	$(116.5)	$82.4
Interest	—	—	—	—	—	20.4	20.4
Income tax provision	37.7	0.9	—	2.5	0.1	—	41.2
Depreciation and amortization	25.1	32.5	0.7	9.9	12.1	0.6	80.9
EBITDA	160.4	78.1	60.0	15.1	6.8	(95.5)	224.9
Acquisition-related costs	—	—	—	—	—	69.9	69.9
Change in contingent consideration	—	—	—	—	0.7	—	0.7
Accelerated stock-based compensation	—	—	—	—	—	9.1	9.1
Adjusted EBITDA	$160.4	$78.1	$60.0	$15.1	$7.5	$(16.5)	$304.6

	Six Months Ended June 30, 2016
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate Items and Eliminations	Total
Net income (loss) allocated to common stockholders	$53.0	$—	$46.7	$—	$—	$—	$99.7
Interest	—	—	—	—	—	—	—
Income tax provision	64.2	—	—	—	—	—	64.2
Depreciation and amortization	21.7	—	1.8	—	—	0.7	24.2
EBITDA	138.9	—	48.5	—	—	0.7	188.1
Acquisition-related costs	—			—	—	0.6	0.6
Legal settlement	—	—	—	—	—	(5.5)	(5.5)
Assessment of computer-based lease taxes for prior period use	—	—	—	—	—	0.3	0.3
Accelerated stock-based compensation	—	—	—	—	—	1.1	1.1
Adjusted EBITDA	$138.9	$—	$48.5	$—	$—	$(2.8)	$184.6

(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(4)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.

(5)
Adjusted earnings is defined as net income adjusted for amortization of purchased intangibles, acquisition-related costs, legal settlements, and accelerated stock-based compensation, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following is a reconciliation of net income to adjusted earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income allocated to common stockholders	$67.3	$50.7	$82.4	$99.7
Amortization	42.6	0.4	57.0	0.6
Acquisition-related costs	4.7	0.3	69.9	0.7
Debt issuance cost	0.9	—	0.9	—
Assessment of computer-based lease taxes	—	—	—	0.3
Acceleration of stock based compensation	—	—	9.1	—
Other compensation related items	—	0.9	—	1.1
Legal settlement	—	(5.5)	—	(5.5)
Interest and other borrowing costs	—	—	4.3	—
Change in contingent consideration	0.5	—	0.7	—
Change in redemption value of noncontrolling interest	0.3	0.3	0.6	0.5
Tax effects of adjustments	(18.0)	1.6	(54.0)	1.2
Net income allocated to participating securities	(0.3)	—	(0.7)	—
Adjusted earnings	$98.0	$48.7	$170.2	$98.6

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

Revenues
Total revenues increased in the three and six months ended June 30, 2017, primarily as a result of our acquisition of Bats.
The following summarizes changes in revenues for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016:

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2017	2016			2017	2016
	(in millions, except percentages)				(in millions, except percentages)
Transaction fees	$453.9	$127.6	$326.3	255.7%	$710.3	$253.8	$456.5	179.9%
Access fees	29.7	13.2	16.5	125.0%	47.5	26.4	21.1	79.9%
Exchange services and other fees	19.9	11.4	8.5	74.6%	35.3	22.8	12.5	54.8%
Market data fees	48.0	8.2	39.8	485.4%	70.5	16.2	54.3	335.2%
Regulatory fees	83.3	9.2	74.1	805.4%	121.6	18.3	103.3	564.5%
Other revenue	6.0	3.5	2.5	71.4%	11.8	6.1	5.7	93.4%
Total revenues	$640.8	$173.1	$467.7	270.2%	$997.0	$343.6	$653.4	190.2%
Transaction Fees
Transaction fees increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily driven by the acquisition of Bats that contributed $307.2 million and $418.2 million, respectively.  The remaining increase was primarily driven by increased ADV in index options of 11.8% in the three months ended June 30, 2017 and 5.6% in the six months ended June 30, 2017.
Access fees

Access fees increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily driven by the Bats acquisition that contributed $18.0 million and $23.9 million, respectively. This was offset by decreases driven by pricing decreases for market maker permits and floor broker permits effective in the first quarter of 2017.
Exchange services and other fees
Exchange services and other fees increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily driven by the Bats acquisition that contributed $7.6 million and $10.1 million, respectively.
Market Data Fees
Market data fees increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to the Bats acquisition that contributed $39.0 million and $52.0 million, respectively.
Regulatory Fees
Regulatory transaction fees increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to the acquisition of Bats that contributed $71.6 million and $98.1 million, respectively.
Other Revenue
Other revenue increased for the three and six months ended June 30, 2017 compared to the same period in 2016 primarily due to the Bats acquisition that contributed $2.7 million and $3.4 million, respectively.
Cost of Revenues
Cost of revenues increased in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to the acquisition of Bats.
The following summarizes changes in cost of revenues for the three and six months ended June 30, 2017 compared to the three months ended June 30, 2016:

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2017	2016			2017	2016
	(in millions, except percentages)				(in millions, except percentages)
Liquidity payments	$266.5	$7.1	$259.4	*	$371.8	$13.7	$358.1	*
Routing and clearing	12.2	2.6	9.6	369.2%	18.5	4.3	14.2	330.2%
Section 31 fees	74.6	—	74.6	*	104.6	—	104.6	*
Royalty fees	20.6	19.3	1.3	6.7%	41.8	38.4	3.4	8.9%
Total cost of revenues	$373.9	$29.0	$344.9	1,189.3%	$536.7	$56.4	$480.3	851.6%
*Not meaningful
Liquidity Payments
Liquidity payments increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily driven by the Bats acquisition that contributed $251.4 million and $342.3 million, respectively.
Section 31 Fees
Section 31 fees increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily driven by the Bats acquisition that contributed $70.8 million and $97.1 million, respectively.
Royalty Fees
Royalty fees increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to higher trading volume in licensed products.
Routing and Clearing
The increase in routing and clearing fees for the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily driven by the Bats acquisition that contributed $9.0 million and $12.2 million, respectively.
Revenues Less Cost of Revenues

Revenues less cost of revenues increased in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to the acquisition of Bats.
The following tables summarize the components of revenues less cost of revenues for the three and six months ended June 30, 2017, presented as a percentage of revenues less cost of revenues and compared to the three and six months ended June 30, 2016:

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2017	2016	(Decrease)	Change	2017	2016	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Transaction fees less liquidity payments and routing and clearing costs	$175.2	$117.9	$57.3	48.6%	$320.0	$235.8	$84.2	35.7%
Access fees	29.7	13.2	16.5	125.0%	47.5	26.4	21.1	79.9%
Exchange services and other fees	19.9	11.4	8.5	74.6%	35.3	22.8	12.5	54.8%
Market data fees	48.0	8.2	39.8	485.4%	70.5	16.2	54.3	335.2%
Regulatory fees, less Section 31 fees	8.7	9.2	(0.5)	(5.4)%	17.0	18.3	(1.3)	(7.1)%
Royalty fees	(20.6)	(19.3)	(1.3)	6.7%	(41.8)	(38.4)	(3.4)	8.9%
Other	6.0	3.5	2.5	71.4%	11.8	6.1	5.7	93.4%
Revenues less cost of revenues	$266.9	$144.1	$122.8	85.2%	$460.3	$287.2	$173.1	60.3%
Transaction Fees Less Liquidity Payments and Routing and Clearing Costs
Transaction fees less liquidity payments and routing and clearing costs increased in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily driven by the acquisition of Bats that contributed $47.0 million and $63.8 million, respectively.  The remaining increase was primarily due to higher trading volumes in multiply-listed options, index options, and futures in both the three and six months ended June 30, 2017.
Access Fees
Access fees increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily driven by the Bats acquisition that contributed $18.0 million and $23.9 million, respectively. This was partially offset by decreases driven by pricing decreases for market maker permits and floor broker permits effective in the first quarter of 2017.
Exchange services and other fees
Exchange services and other fees increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily driven by the Bats acquisition that contributed $7.6 million and $10.1 million, respectively.
Market Data Fees
Market data fees increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to the Bats acquisition that contributed $39.0 million and $52.0 million, respectively.
Regulatory Fees, less Section 31 Fees
Regulatory fees decreased in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to a decrease in options regulatory fees.
Royalty Fees
Royalty fees increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to higher trading volume in licensed products.
Other
Other revenue increased in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due the Bats acquisition that contributed $2.5 million and $3.3 million, respectively.
Operating Expenses

Total operating expenses increased 125.6% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to incremental operating expenses of Bats in 2017. For the six months ended June 30, 2017 compared to the six months ended June 30, 2016 acquisition-related costs of $69.9 million for the Bats acquisition drove the increase in operating expenses. Incremental operating expenses of Bats from the acquisition date to June 30, 2017 also contributed to the increase primarily in depreciation and amortization and compensation and benefits. The following summarizes changes in operating expenses for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016:

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2017	2016	(Decrease)	Change	2017	2016	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Operating expenses:
Compensation and benefits	$50.0	$28.5	$21.5	75.4%	$97.8	$55.6	$42.2	75.9%
Depreciation and amortization	55.8	12.3	43.5	353.7%	80.9	24.2	56.7	234.3%
Technology support services	12.0	5.7	6.3	110.5%	19.5	11.4	8.1	71.1%
Professional fees and outside services	16.9	14.7	2.2	15.0%	31.3	28.3	3.0	10.6%
Travel and promotional expenses	4.2	2.5	1.7	68.0%	7.5	5.0	2.5	50.0%
Facilities costs	2.7	1.4	1.3	92.9%	4.8	2.9	1.9	65.5%
Acquisition-related costs	4.7	—	4.7	*	69.9	—	69.9	*
Change in contingent consideration	0.5	—	0.5	*	0.7	—	0.7	*
Other expenses	2.3	1.0	1.3	130.0%	4.0	2.3	1.7	73.9%
Total operating expenses	$149.1	$66.1	$83.0	125.6%	$316.4	$129.7	$186.7	143.9%
* Not meaningful

Compensation and Benefits
Compensation and benefits increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily driven by the incremental costs for additional employees from the Bats acquisition of $22.1 million and $29.4 million, respectively. The remainder of the increase was due to the acceleration of stock-based compensation due to a change in the vesting terms in the first quarter of 2017.
Depreciation and Amortization
Depreciation and amortization increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily driven by amortization of purchased intangible assets acquired from the Bats acquisition of $45.9 million and $61.1 million, respectively.
Technology Support Services
Systems and data communication costs increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily driven by incremental expense from the acquisition of Bats that contributed $6.1 million and $8.1 million, respectively.
Professional and Outside Services
Professional and contract services fees increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily driven by incremental expense from the acquisition of Bats that contributed $4.0 million and $5.3 million, respectively.
Acquisition-related costs
Acquisition-related costs increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily driven by our acquisition of Bats. Acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance and retention costs, impairment of capitalized software and other external costs directly related to the mergers and acquisitions.

Operating Income
As a result of the items above, operating income for the three months ended June 30, 2017 was $117.8 million compared to $78.0 million for same period in 2016. Operating income for the six months ended June 30, 2017 was $143.9 million compared to $157.5 million for same period in 2016.
Interest Expense, Net
Net interest expense increased in the three and six months ended June 30, 2017 primarily due to $12.5 million in interest expense related to the financing of the Bats acquisition. To finance the cash required for the acquisition, we entered into a $1.0 billion term loan agreement and issued $650 million in aggregate principal amount of 3.650% senior notes. In June 2017, we issued $300 million in aggregate principal amount of 1.950% senior notes and used the net proceeds to pay down a portion of the term loan. See Note 11, Debt, to the condensed consolidated financial statements for a discussion of debt agreements.
Other Income
Other income stayed relatively flat for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.
Income Before Income Tax Provision
As a result of the above, income before income tax provision for the three months ended June 30, 2017 was $106.1 million compared to $83.8 million for the same period in 2016, an increase of $22.3 million.  For the six months ended June 30, 2017 income before income tax provision was $124.4 million compared to $164.3 million for the same period in 2016, a decrease of $39.9 million.
Income Tax Provision
For the three months ended June 30, 2017, the income tax provision was $38.1 million compared with $32.9 million for the same period in 2016. The effective tax rate for the three months ended June 30, 2017 was 35.9% compared to 39.3% for the three months ended June 30, 2016.  The decrease in the effective tax rate for the three months ended June 30, 2017 against the comparable period in the prior year was due to excess tax benefits associated with the exercise and vesting of stock-based compensation during the quarter.
For the six months ended June 30, 2017, the income tax provision was $41.2 million compared with $64.2 million for the same period in 2016. The effective tax rate for the six months ended June 30, 2017 was 33.1% compared to 39.1% for the six months ended June 30, 2016.  The decrease in the effective tax rate for the six months ended June 30, 2017 against the comparable period in the prior year was due to discrete events during the first quarter and the exercise and vesting of stock-based compensation during the second quarter.
The Illinois legislature enacted a corporate income tax rate increase of 1.75% on July 6, 2017 which may impact our future corporate tax rate.
Net Income
As a result of the items above, net income for the three months ended June 30, 2017 was $68.0 million compared to $50.9 million for the three months ended June 30, 2016, an increase of $17.1 million.
As a result of the items above, net income for the six months ended June 30, 2017 was $83.2 million compared to $100.1 million for the six months ended June 30, 2016, a decrease of $16.9 million.
Segment Operating Results
We report results from our five segments: Options, U.S. Equities, Futures, European Equities, and Global FX. Segment performance is primarily based on operating income (loss). We have aggregated all corporate costs, acquisition-related costs, as well as other business ventures, within the Corporate Items and Eliminations as those activities should not be used to evaluate a segment's operating performance. All operating expenses that relate to activities of a specific segment have been allocated to that segment.

The following summarizes our total revenues by segment (in millions, except percentages):

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended June 30,		Percent Change	Three Months Ended June 30,		Six Months Ended June 30,		Percent Change	Six Months Ended June 30,
	2017	2016		2017	2016	2017	2016		2017	2016
Options	$233.5	$141.7	64.8%	36.4%	81.9%	$426.2	$287.6	48.2%	42.8%	83.7%
U.S. Equities	331.1	—	*	51.7%	—%	451.3	—	*	45.3%	—%
Futures	37.5	31.4	19.4%	5.9%	18.1%	67.4	56.0	20.4%	6.7%	16.3%
European Equities	27.6	—	*	4.3%	—%	36.9	—	*	3.7%	—%
Global FX	10.9	—	*	1.7%	—%	14.9	—	*	1.5%	—%
Corporate Items and Eliminations	0.2	—	*	—%	—%	0.3	—%	*	—%	—%
Total revenues	$640.8	$173.1	270.2%	100.0%	100.0%	$997.0	$343.6	190.2%	100.0%	100.0%
*  Not meaningful
Options
The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended June 30,		Percent	Three Months Ended June 30,		Six Months Ended June 30,		Percent	Six Months Ended June 30,
	2017	2016	Change	2017	2016	2017	2016	Change	2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$126.7	$113.9	11.2%	19.8%	65.8%	$255.6	$233.3	9.6%	25.6%	67.9%
Operating expenses	65.5	60.3	8.6%	10.2%	34.8%	129.4	117.4	10.2%	13.0%	34.2%
Operating income	$61.2	$53.6	14.2%	9.6%	31.0%	$126.2	$115.9	8.9%	12.6%	33.7%

EBITDA (1)	$84.5	$64.9	30.2%	13.2%	37.5%	$160.4	$138.9	15.5%	16.1%	40.4%
EBITDA margin (2)	66.7%	57.0%	*	*	*	62.8%	59.5%	*	*	*
*  Not meaningful
(1) See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2) EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $12.8 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily driven by the acquisition of Bats, which contributed $5.3 million and a 11.8% increase in index ADV partially offset by a 1.0% decrease in index options RPC and decreased CBOE and C2 access fees in the second quarter of 2017. For the three months ended June 30, 2017, the Options segment’s operating income increased $7.6 million compared to the three months ended June 30, 2016.
Revenues less cost of revenues increased $22.3 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily driven by the acquisition of Bats, which contributed $6.9 million and a 5.6% increase in index ADV partially offset by a 1.0% decrease in index options RPC.  For the six months ended June 30, 2017, the Options segment’s operating income increased $10.5 million compared to the six months ended June 30, 2016.

U.S. Equities
The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBIDTA margin for our U.S. Equities segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended June 30,		Percent	Three Months Ended June 30,		Six Months Ended June 30,		Percent	Six Months Ended June 30,
	2017	2016	Change	2017	2016	2017	2016	Change	2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$74.4	$—	*	11.6%	—%	$99.9	$—	*	10.0%	—%
Operating expenses	41.1	—	*	6.4%	—%	54.4	—	*	5.5%	—%
Operating income	$33.3	$—	*	5.2%	—%	$45.5	$—	*	4.5%	—%

EBITDA (1)	$57.8	$—	*	9.0%	—%	$78.1	$—	*	7.8%	—%
EBITDA margin (2)	77.7%	*	*	*	*	78.2%	*	*	*	*
*  Not meaningful
(1) See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2) EBITDA margin represents EBITDA divided by revenues less cost of revenues.
For the three and six months ended June 30, 2017, U.S. Equities contributed revenues less costs of revenues of $74.4 million and $99.9 million, respectively, and operating income of $33.3 million and $45.5 million, respectively, resulting from our acquisition of Bats on February 28, 2017.
Futures
The following summarizes revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended June 30,		Percent	Three Months Ended June 30,		Six Months Ended June 30,		Percent	Six Months Ended June 30,
	2017	2016	Change	2017	2016	2017	2016	Change	2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$36.2	$30.2	19.9%	5.6%	17.4%	65.0	53.9	20.6%	6.4%	15.7%
Operating expenses	2.8	3.7	(24.3)%	0.3%	2.1%	5.7	7.2	(20.8)%	0.6%	2.1%
Operating income	$33.4	$26.5	26.0%	5.2%	15.3%	$59.3	$46.7	27.0%	5.9%	13.6%

EBITDA (1)	$33.8	$27.4	23.4%	5.3%	15.8%	$60.0	$48.5	23.7%	6.0%	14.1%
EBITDA margin (2)	93.4%	90.7%	*	*	*	92.3%	90.0%	*	*	*
*  Not meaningful
(1) See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2) EBITDA margin represents EBITDA divided by revenues less cost of revenues.
For the three months ended June 30, 2017 compared to the same period in 2016, the operating income increased $6.9 million, primarily driven by a 18.8% increase in ADV, from 258.2 thousand contracts per day in 2016 to 306.8 thousand contracts per day in 2017 and a 4.8% increase in revenue per contract.

For the six months ended June 30, 2017 compared to the same period in 2016, the operating income increased $12.6 million, primarily driven by a 24.6% increase in ADV, from 237.8 thousand contracts per day in 2016 to 296.4 thousand contracts per day in 2017 and a 6.1% increase in revenue per contract.
European Equities
The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our European Equities segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended June 30,		Percent Change	Three Months Ended June 30,		Six Months Ended June 30,		Percent Change	Six Months Ended June 30,
	2017	2016		2017	2016	2017	2016		2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$18.5	$—	*	2.9%	—%	$24.6	$—	*	2.5%	—%
Operating expenses	15.0	—	*	2.3%	—%	19.5	—	*	2.0%	—%
Operating income	$3.5	$—	*	0.6%	—%	$5.1	$—	*	0.5%	—%

EBITDA (1)	$11.0	$—	*	1.7%	—%	$15.1	$—	*	1.5%	—%
EBITDA margin (2)	59.5%	*	*	*	*	61.4%	*	*	*	*
*  Not meaningful
(1) See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2) EBITDA margin represents EBITDA divided by revenues less cost of revenues.
For the three and six months ended June 30, 2017, the European Equities segment contributed revenues less cost of revenues of $18.5 million and $24.6 million, respectively, and operating income of $3.5 million and $5.1 million, respectively, resulting from our acquisition of Bats on February 28, 2017.
Global FX
The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended June 30,		Percent Change	Three Months Ended June 30,		Six Months Ended June 30,		Percent	Six Months Ended June 30,
	2017	2016		2017	2016	2017	2016	Change	2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$10.9	$—	*	1.7%	—%	$14.9	$—	*	1.5%	—%
Operating expenses	15.0	—	*	2.3%	—%	20.2	—	*	2.0%	—%
Operating (loss) income	$(4.1)	$—	*	(0.6)%	—%	$(5.3)	$—	*	(0.5)%	—%

EBITDA (1)	$5.0	$—	*	0.8%	—%	$6.8	$—	*	0.7%	—%
EBITDA margin (2)	45.9%	*	*	*	*	45.6%	*	*	*	*
*  Not meaningful
(1) See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and adjusted EBITDA, and management’s reasons for using such non-GAAP measures.
(2) EBITDA margin represents EBITDA divided by revenues less cost of revenues.

For the three and six months ended June 30, 2017, the Global FX segment contributed revenues less cost of revenues of $10.9 million and $14.9 million, respectively, and an operating loss of $4.1 million and $5.3 million, respectively, resulting from our acquisition of Bats on February 28, 2017.
Seasonality
In the securities and FX industries, quarterly revenue fluctuations are common and are due primarily to seasonal variations in trading volumes, as well as competition and technological and regulatory changes. Our business may experience seasonal fluctuations, reflecting reduced trading activity.
Liquidity and Capital Resources
We expect our cash on hand at June 30, 2017 and other available resources to be sufficient to continue to meet our 2017 cash requirements. In the near term, we expect that our cash from operations and availability under our revolving credit facility will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, any dividends, and opportunities for common stock repurchases under the previously announced program. We also plan to utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 11 “Debt” of the condensed consolidated financial statements for further information.  Our long-term cash needs will depend on many factors including an introduction of new products, enhancements of current products, the geographic mix of our business and any potential acquisitions. We believe our cash from operations and the availability under our revolving credit facility will meet any long-term needs unless a significant acquisition is identified, in which case we expect that we would be able to borrow the necessary funds to complete such an acquisition.
Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of June 30, 2017 increased $51.3 million from December 31, 2016 primarily driven by the proceeds from long-term debt offset by the Bats acquisition and changes in various other balance sheet accounts. See “—Cash Flow” below for further discussion.
Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $40.6 million as of June 30, 2017. The remaining balance was held in the United States and totaled $108.0 million as of June 30, 2017. No cash or cash equivalents was held outside of the United States as of December 31, 2016. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits. In connection with ETF.com, we have $1.8 million of restricted cash held to be paid to the sellers of ETF.com within 18 months after the acquisition date of April 1, 2016 upon release of seller indemnifications per the terms of the acquisition agreement.
Our financial investments include investments with original or acquired maturities longer than three months but that mature in less than one year from the statement of financial condition date and are recorded at fair value. As of June 30, 2017 and December 31, 2016, financial investments primarily consisted of U.S. Treasury securities.
Cash Flow
The following table summarizes our cash flow data for the six months ended June 30, 2017:

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$172.1	$114.9
Net cash used in investing activities	(1,467.4)	(63.9)
Net cash provided by (used in) financing activities	1,346.5	(101.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.1	—
	$51.3	$(50.1)
Net Cash Flows Provided by Operating Activities
During the six months ended June 30, 2017, net cash provided by operating activities was $88.9 million greater than net income. The variance is primarily attributed to our acquisition of Bats. Primarily as a result of the acquisition, we had depreciation and amortization totaling $80.9 million as of June 30, 2017. This amount was partially offset by a change in deferred tax liabilities of $15.0 million.

Net Cash Flows Used in Investing Activities
Net cash flows used in investing activities for the six months ended June 30, 2017 and 2016 were $1,467.4 million and $63.9 million. The variance is primarily attributed to our acquisition of Bats on February 28, 2017.
Net Cash Flows Provided by (Used in) Financing Activities
Net cash flows provided by (used in) financing activities for the six months ended June 30, 2017 and 2016 were $1,346.5 million and $(101.1) million, respectively. We received proceeds from long-term debt of $1,944.2 million while making principal payments on long-term debt of $525.0 million and paying dividends totaling $56.7 million.
Financial Assets
The following summarizes our financial assets as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$148.6	$97.3
Financial investments	110.4	—
Cash collected for Section 31 fees	(110.0)	—
Adjusted cash (1)	$149.0	$97.3
(1) Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments minus cash collected for Section 31 fees, which will need to be remitted in the near term. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.
Debt
The following summarizes our debt obligations as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Term Loan Agreement	$475.0	$—
3.650% Senior Notes	650.0	—
1.950% Senior Notes	300.0	—
Revolving Credit Agreement	—	—
Less unamortized discount and debt issuance costs	(13.7)	—
Total long-term debt	$1,411.3	$—

As of June 30, 2017 and December 31, 2016, we were in compliance with the covenants of our debt agreements.
In addition to the debt outstanding, as of June 30, 2017, we had an additional $150.0 million available through our revolving credit facility. Together with adjusted cash, we had $299.0 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of June 30, 2017.
Commercial Commitments and Contractual Obligations
As of June 30, 2017, our commercial commitments and contractual obligations included real property leases, operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent consideration and other obligations. See Note 21, Commitments and Contingencies, to the condensed consolidated financial statements for a discussion of commitments and contingencies and Note 11, Debt, for a discussion of the 1.950% Senior Notes issued in June 2017.
Off Balance Sheet Arrangements
As of June 30, 2017 we did not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a result of our operating activities, we are exposed to market risks such as foreign currency exchange rate risk, equity risk and credit risk. We have implemented policies and procedures to measure, manage and monitor and report risk exposures, which are reviewed regularly by management and our board of directors.
Foreign Currency Exchange Rate Risk
As a result of the acquisition of Bats, we expanded our operations in Europe and Asia and are subject to increased currency translation risk as revenues and expenses are denominated in foreign currencies, primarily the British pound, Singapore dollar and the Euro. We also have de minimis exposure to other foreign currencies, including the Swiss Franc, Norwegian Kroner, Swedish Krona and Danish Kroner.
For the three and six months ended June 30, 2017, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Euro(1)	British Pound (1)	Euro(1)	British Pound (1)
Foreign denominated % of:
Revenues	1.9%	1.6%	1.6%	1.5%
Cost of revenues	1.6%	—%	1.5%	—%
Operating expenses	0.4%	—%	0.2%	—%
Impact of 10% adverse currency fluctuation on:
Revenues	$1.0	$0.9	$1.6	$1.5
Cost of revenues	0.5	—	0.7	—
Operating expenses	0.1	—	0.1	—

(1) An average foreign exchange rate to the U.S. dollar for the period was used.
Equity Risk
Our investment in European operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European business are denominated in British pounds. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and income into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive loss (income) within stockholders' equity on our consolidated statements of financial condition. Our primary exposure to this equity risk as of June 30, 2017 is presented by foreign currency in the following table:

British Pound (1)
(in millions)
Net equity investment in Bats Europe	$676.2
Impact on consolidated equity of a 10% adverse currency fluctuation	$67.6

(1) Converted to U.S. dollars using the foreign exchange rate of British pounds into U.S. dollars as of June 30, 2017.

Credit Risk
We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by selecting the counterparties with which we make investments and execute agreements.
We do not have counterparty credit risk with respect to trades matched on our exchanges in the U.S and Europe. With respect to listed cash equities, we deliver matched trades of our customers to the National Security Clearing Corporation, NSCC, without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all transactions occurring on BZX, BYX, EDGX and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on CBOE, C2, BZX, EDGX and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades.
With respect to orders Bats Trading routes to other markets for execution on behalf of our customers, Bats Trading is exposed to some counterparty credit risk in the case of failure to perform on the part of our clearing firms, Morgan Stanley & Co. LLC (Morgan Stanley) or Wedbush Securities, Inc. (Wedbush). Morgan Stanley and Wedbush Securities guarantee trades until one day after the trade date, after which time NSCC provides a guarantee. Thus, Bats Trading is potentially exposed to credit risk to the counterparty to a trade routed to another market center between the trade date and one day after the trade date in the event that Morgan Stanley or Wedbush Securities fails. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the consolidated financial statements for these guarantees.
Similarly, with respect to orders in U.S. listed equity options, we route orders for execution to other national securities exchanges through either Bats Trading or through affiliates of Bank of America Merrill Lynch, Wedbush, Wolverine Execution Services, L.L.C. and Compass Professional Services, L.L.C. Bats Trading has counterparty credit risk exposure to these firms until a trade settles (generally one day after the trade date). We believe that any potential requirement for us to make payments under these guarantees is remote. Accordingly, we have not recorded any liability in our consolidated financial statements for these guarantees.
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
(b) Internal controls over financial reporting. On February 28, 2017, the Company acquired Bats. In conducting the evaluation of the effectiveness of internal controls over financial reporting, the Company elects to exclude Bats when conducting the annual evaluation of internal controls as permitted by applicable regulations. The Company is implementing internal controls over significant processes specific to the acquisition that management believes are appropriate in consideration of related integration of operations, systems, control activities, and accounting for the merger and merger-related transactions.

As of the date of this Quarterly Report on Form 10-Q, the Company is the process of further integrating the acquired Bats operations into the overall internal controls over financial reporting. The Merger resulted in changes in the operating results for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.  Revenue less cost of revenue increased to $266.9 million, an increase of 85.2% over the three months ended June 30, 2016.  Total operating expenses increased 125.6% to $149.1 million.  As a result, net income allocated to common stockholders increased 32.7% to $67.3 million. Revenue less cost of revenue increased to $460.3 million, an increase of 60.3% over the six months ended June 30, 2016.  Total operating expenses increased 143.9% to $316.4 million.  As a result, net income allocated to common stockholders decreased 17.4% to $82.4 million.

Except as described above, no changes occurred in the Company’s internal control over financial reporting during second quarter 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings.

CBOE Holdings, Inc. incorporates herein by reference the discussion set forth in Note 21 (“Commitments and Contingencies—Legal Proceedings”) of the condensed consolidated financial statements included herein.

Item 1A.    Risk Factors.

Other than the risk factor listed below, there have been no material updates during the period covered by this Form 10-Q to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2016.  These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any of these risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.
Risks Relating to Our Business

Legislative or regulatory changes affecting our markets could have a material adverse effect on our business, financial condition and operating results.

Changes in regulation by the SEC, CFTC, FCA, foreign regulators or other government action, including SEC approval of rule filings by other self-regulatory organizations (SROs) or entities, including OCC, could materially affect our markets. In recent years, the securities and futures industries have been subject to regulatory changes as a result of increasing government and public scrutiny of the securities and futures industries. We have also experienced an increase in rulemaking and legislation that could affect our business.
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
In addition, the SEC approved a two‑year “tick pilot” program to impose wider minimum quoting and/or trading increments, or tick sizes, in certain securities in an effort to incentivize liquidity provision in those securities. The tick pilot began on October 3, 2016 and consists of a control group of approximately 1,400 securities. The exchanges, including BZX, BYX, EDGX and EDGA, and Financial Industry Regulatory Authority (FINRA) are required to submit their initial assessments on the tick pilot’s impact 18 months after the pilot begins based on data generated during the first 12 months of its operation. The tick pilot requires BZX, BYX, EDGX and EDGA to devote significant additional resources to implement and report on the program, increasing our costs. In addition, for tick pilot test group securities where execution at price increments narrower than the permitted quote is permitted, the implementation of the tick pilot could incentivize additional trading away from the exchanges, reducing the volume of orders executed on BZX, BYX, EDGX and EDGA.
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
Under E.U. regulations, European banks and other European financial institutions become subject to punitive capital charges if they transact options or futures through a non-qualifying clearinghouse. OCC, our clearinghouse for options and futures, is not currently recognized as a qualified clearinghouse by the E.U. The current deadline for the E.U. to qualify foreign clearinghouses as equivalent is December 15, 2017. As a prerequisite to becoming qualified, OCC could be required by the E.U. to contribute significant capital to its default waterfall applicable in the event of clearing member default.  This capital could be required to be drawn before the default fund contributions of non-defaulting clearing members in the event that a defaulting clearing member’s margin and other contributions were to be exhausted. OCC’s stockholders, including CBOE, could be required to fund this capital. If the E.U. does not recognize OCC as a qualified clearinghouse by the above date (or by a subsequent date in the event that the current deadline is extended), then European market participants that clear through OCC would become subject to punitive capital charges. As a result, we could experience the loss of a significant number of European market participants and a significant reduction in trading activity on our options and futures markets, which could have a material adverse effect on our business, financial condition and operating results.

The Markets in Financial Instruments Directive (Directive 2004/39/EC) (“MiFID”), came into effect in 2007, regulating the market for execution services within European listed cash equity securities. MiFID will be superseded and enhanced by the Directive on Markets in Financial Instruments (Directive 2014/65/EU) repealing Directive 2004/39/EC and the Regulation on Markets in Financial Instruments (Regulation (EU) No 600/2014), commonly referred to as “MiFID II and MiFIR,” respectively, which are expected to be implemented at the beginning of 2018. The implementation of MiFID II and MiFIR in Europe will result in an alteration of the existing MiFID structure that has encouraged competition among market centers in Europe. MiFID II and MiFIR introduce a number of new rules, including enhanced internal organizational and compliance monitoring requirements, which apply directly to European trading venues such as our MTF and RM. The impact of MiFID II and MiFIR is likely to be significant, and could reduce trading volumes and trading fees, while increasing our costs of operating in Europe. MiFIR may also have an adverse impact on our U.S. listed cash equity operations, because E.U. investment firms may be required to undertake trades in such U.S. listed cash equities only on E.U. RMs, MTFs and systematic internalisers or with third country trading venues which have been specifically assessed to be equivalent, unless and until an equivalence assessment is made in respect of our U.S. exchanges. Despite the U.K.’s vote to leave the E.U., it is expected that MiFID II and MiFIR will be implemented in the U.K. ahead of any exit.

The legislative and regulatory environment in which the spot FX market operates is evolving and has undergone significant changes in the recent past, and there may be future regulatory changes in the spot FX industry. Spot FX market participants have seen an increasing number of law enforcement actions and regulatory inquiries into their business practices. The governmental bodies and regulatory organizations that regulate parts of the spot FX market have enacted, proposed and may consider additional legislative and regulatory initiatives and may adopt new or revised laws and regulations. Changes in the interpretation or enforcement of existing laws and regulations by these entities, or the adoption of new legal or regulatory requirements, may also adversely affect our spot FX business.  Further, our FX swaps business may also be adversely affected by proposed regulatory changes to the rules governing swap execution facilities.
In addition, a global central bank and industry group initiative, instigated by the Bank of International Settlements, has sought to develop a single set of global principles of good practice for the wholesale FX market. This global code of conduct (the “Global Code”) was developed to provide a common set of guidelines to promote the integrity and effective functioning of the FX market. Although the Global Code does not impose legislative or regulatory obligations on market participants, following its publication in May 2017 our spot FX business may be subject to commercial pressures to accommodate its clients’ demands in terms of Global Code adherence, as well as demands to demonstrate our own compliance with the principles set forth therein.
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

As of June 30, 2017, the Company had $97.0 million of availability remaining under its existing share repurchase authorizations. We were not active in our share repurchase program during the second quarter of 2017.

Purchase of common stock from employees

The Company acquired 92,571 shares for a total cost of approximately $8.0 million during the three months ended June 30, 2017 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

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

CBOE HOLDINGS, INC.
Registrant

		By:	/s/ Edward T. Tilly
Edward T. Tilly
Chief Executive Officer (Principal Executive Officer)
Date:	August 4, 2017

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	August 4, 2017

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Amended and Restated Director Indemnification Agreement (Filed herewith).

12.1	Ratio of Earnings to Fixed Charges (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS	XBRL Instance Document (Filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).