Form 10-Q
period 2017-09-30
Cboe Global Markets, Inc.
filed 2017-11-07
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-34774
Cboe Global Markets, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5446972
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

400 South LaSalle Street Chicago, Illinois	60605
(Address of Principal Executive Offices)	(Zip Code)

(312) 786-5600
(Registrant's telephone number, including area code)

CBOE Holdings, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	October 31, 2017
Common Stock, par value $0.01	113,457,824 shares

CERTAIN DEFINED TERMS
Throughout this document, unless otherwise specified or the context so requires:

•	"Cboe," "we," "us," "our" or "the Company" refers to Cboe Global Markets, Inc. and its subsidiaries.

•	“Bats Global Markets” and “Bats” refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.

•	“BYX” refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.

•	“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.

•	"C2" refers to Cboe C2 Exchange, Inc. a wholly-owned subsidiary of Cboe Global Markets, Inc.

•	“Cboe Chi-X Europe” refers to our broker-dealer entity, Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.,operated in the United Kingdom.

•
“Cboe Europe Equities” refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the U.K. operator of our Multilateral Trading Facility ("MTF"), and our Regulated Market ("RM"), under its Recognized Investment Exchange ("RIE") status.

•
"Cboe FX" refers to our foreign currency electronic communications network that is a wholly-owned subsidiary of Cboe Global Markets, Inc. Cboe FX operates in the United States and has an additional matching engine in the United Kingdom.

•	"Cboe Options" refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.

•	"Cboe SEF" refers to Cboe SEF, LLC, our swap execution facility that is a wholly-owned subsidiary of Cboe Global Markets, Inc.

•	"CFE" refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.

•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.

•	“EDGA” refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.

•	“EDGX” refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.

•	"Exchanges" refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.

•	"FASB" refers to the Financial Accounting Standards Board.

•	"FCA" refers to the U.K. Financial Conduct Authority.

•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.

•	"Merger" refers to our acquisition of Bats Global Markets, completed on February 28, 2017.

•
"OCC" refers to The Options Clearing Corporation, which is the issuer and registered clearing agency for all U.S. exchange-listed options and is the designated clearing organization for futures traded on CFE.

•	"SEC" refers to the U.S. Securities and Exchange Commission.

•	"SPX" refers to our S&P 500 Index exchange-traded options products.

•	“Trading” refers to our broker-dealer entity, Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United States.

•	"VIX" refers to the Cboe Volatility Index methodology.

TRADEMARK AND OTHER INFORMATION

Cboe®, CFE®, Bats®, BZX®, BYX®, EDGX®, EDGA®, Cboe Volatility Index® and VIX® are registered trademarks and Cboe Global MarketsSM, C2SM, SPXSM, and Cboe Futures ExchangeSM are service marks of Cboe Global Markets, Inc. and its subsidiaries.  Standard & Poor's®, S&P®, S&P 100® and S&P 500® are registered trademarks of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indexes are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license.  MSCI, and the MSCI index names are service marks of MSCI Inc., used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indexes are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except par value data, share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$124.8	$97.3
Financial investments	2.4	—
Accounts receivables, net	195.8	76.7
Income taxes receivable	35.2	53.7
Other current assets	16.1	7.4
Total Current Assets	374.3	235.1
Investments	83.2	72.9
Land	4.9	4.9
Property and equipment, net	77.2	55.9
Goodwill	2,696.3	26.5
Intangible assets, net	1,940.2	8.7
Other assets, net	52.0	72.7
Total Assets	$5,228.1	$476.7
Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$140.4	$82.4
Section 31 fees payable	25.4	4.4
Deferred revenue	11.4	3.1
Income taxes payable	4.2	—
Contingent consideration liability	56.6	—
Total Current Liabilities	238.0	89.9

Long-term debt	1,312.4	—
Income tax liability	67.2	52.1
Deferred income taxes	715.7	—
Other non-current liabilities	7.5	4.2
Commitments and Contingencies

Redeemable Noncontrolling Interest	9.4	12.6

Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 125,332,691 and 113,457,824 shares issued and outstanding, respectively at September 30, 2017 and 92,950,065 and 81,285,307 shares issued and outstanding, respectively at December 31, 2016	1.2	0.9
Treasury stock, at cost: 11,874,867 shares at September 30, 2017 and 11,664,758 shares at December 31, 2016	(550.2)	(532.2)
Additional paid-in capital	2,610.0	139.2
Retained earnings	766.9	710.8
Accumulated other comprehensive income (loss), net	50.0	(0.8)
Total Stockholders’ Equity	2,877.9	317.9
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$5,228.1	$476.7

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Transaction fees	$423.3	$124.5	$1,133.6	$378.3
Access fees	30.1	13.0	77.6	39.4
Exchange services and other fees	20.0	11.4	55.3	34.2
Market data fees	46.8	8.3	117.3	24.5
Regulatory fees	83.5	9.1	205.1	27.4
Other revenue	7.7	2.4	19.5	8.5
Total Revenues	611.4	168.7	1,608.4	512.3
Cost of Revenues:
Liquidity payments	234.3	9.5	606.1	23.2
Routing and clearing	9.4	3.6	27.9	7.9
Section 31 fees	75.9	—	180.5	—
Royalty fees	22.1	19.4	63.9	57.8
Total Cost of Revenues	341.7	32.5	878.4	88.9
Revenues Less Cost of Revenues	269.7	136.2	730.0	423.4
Operating Expenses:
Compensation and benefits	50.4	28.3	148.2	83.9
Depreciation and amortization	55.4	10.2	136.3	34.4
Technology support services	11.4	5.6	30.9	17.0
Professional fees and outside services	17.6	12.7	48.9	41.0
Travel and promotional expenses	4.5	2.6	12.0	7.6
Facilities costs	2.9	1.3	7.7	4.2
Acquisition-related costs	5.5	8.6	75.4	8.6
Change in contingent consideration	0.4	—	1.1	—
Other expenses	2.3	1.1	6.3	3.4
Total Operating Expenses	150.4	70.4	466.8	200.1
Operating Income	119.3	65.8	263.2	223.3
Non-operating (Expenses) Income:
Interest expense, net	(10.5)	(0.2)	(30.9)	(0.2)
Other (expense) income	(2.9)	1.8	(2.0)	8.6
Income Before Income Tax Provision	105.9	67.4	230.3	231.7
Income tax provision	45.6	26.9	86.8	91.1
Net income	60.3	40.5	143.5	140.6
Net loss attributable to redeemable noncontrolling interest	0.2	0.3	0.8	0.8
Net Income Excluding Noncontrolling Interest	60.5	40.8	144.3	141.4
Change in redemption value of noncontrolling interest	(0.2)	(0.3)	(0.8)	(0.8)
Net income allocated to participating securities	(0.6)	(0.2)	(1.4)	(0.6)
Net Income Allocated to Common Stockholders	$59.7	$40.3	$142.1	$140.0
Net Income Per Share Allocated to Common Stockholders:
Basic earnings per share	$0.53	$0.50	$1.35	$1.72
Diluted earnings per share	0.53	0.50	1.34	1.72

Basic weighted average shares outstanding	112.3	81.3	105.5	81.5
Diluted weighted average shares outstanding	112.6	81.3	105.8	81.5

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$60.3	$40.5	$143.5	$140.6
Foreign currency translation adjustments	20.5	—	50.7	—
Unrealized holding (losses) gains on available-for-sale investments	(0.1)	—	0.1	—
Comprehensive Income	80.7	40.5	194.3	140.6
Comprehensive loss attributable to noncontrolling interest	0.2	0.3	0.8	0.8
Comprehensive Income Excluding Noncontrolling Interest	80.9	40.8	195.1	141.4
Change in redemption value of noncontrolling interest	(0.2)	(0.3)	(0.8)	(0.8)
Comprehensive income allocated to participating securities	(0.3)	(0.2)	(1.4)	(0.6)
Comprehensive Income Allocated to Common Stockholders	$80.4	$40.3	$192.9	$140.0

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Nine months ended September 30, 2017
(unaudited)
(in millions, except per share amount)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2016	$—	$0.9	$(532.2)	$139.2	$710.8	$(0.8)	$317.9	$12.6
Issuance of stock for acquisition of Bats Global Markets, Inc.	—	0.3	—	2,424.4	—	—	2,424.7	—
Issuance of vested restricted stock granted to employees	—	—	(12.0)	—	—	—	(12.0)	—
Common stock issued from employee stock plans	—	—	(6.0)	4.1	—	—	(1.9)	—
Stock-based compensation	—	—	—	39.1	—	—	39.1	—
Net income excluding noncontrolling interest	—	—	—	—	144.3	—	144.3	—
Cash dividends on common stock of $0.77 per share	—	—	—	—	(87.4)	—	(87.4)	—
Purchase of additional equity interest from noncontrolling interest	—	—	—	3.2	—	—	3.2	(3.2)
Other comprehensive income	—	—	—	—	—	50.8	50.8	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(0.8)
Redemption value adjustment	—	—	—	—	(0.8)	—	(0.8)	0.8
Balance at September 30, 2017	$—	$1.2	$(550.2)	$2,610.0	$766.9	$50.0	$2,877.9	$9.4

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$143.5	$140.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136.3	34.4
Amortization of debt issuance cost	3.1	—
Change in fair value of contingent consideration	1.1	—
Gain on settlement of contingent consideration	—	(1.4)
Realized gain on available-for-sale securities	(0.4)	—
Provision for uncollectable convertible notes receivable	3.8	—
Provision for deferred income taxes	(6.3)	0.4
Stock-based compensation expense	39.1	10.9
Impairment of data processing software	14.9	—
Equity in investments	(0.3)	(0.8)
Excess tax benefit from stock-based compensation	7.1	—
Changes in assets and liabilities:
Accounts receivable	(2.1)	(0.1)
Income taxes receivable	24.1	(24.3)
Trading financial investment	(1.9)	—
Other prepaid expenses	(8.7)	(3.4)
Other current assets	—	0.4
Accounts payable and accrued liabilities	(1.1)	8.2
Section 31 fees payable	(122.7)	—
Deferred revenue	3.9	2.8
Income taxes payable	(50.2)	(1.6)
Income tax liability	(5.3)	8.0
Other liabilities	1.0	—
Net Cash Flows provided by Operating Activities	178.9	174.1
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(1,405.4)	(14.3)
Purchases of available-for-sale financial investments	(89.2)	—
Proceeds from maturities of available-for-sale financial investments	155.1	—
Investments	(4.0)	(24.6)
Payment of contingent consideration from acquisition	—	(2.0)
Purchases of property and equipment	(26.1)	(36.4)
Net Cash Flows used in Investing Activities	(1,369.6)	(77.3)
Cash Flows from Financing Activities:
Proceeds from long-term debt	1,944.2	—
Principal payments of long term debt	(625.0)	—
Debt issuance costs	(1.3)	(4.7)
Dividends paid	(87.4)	(58.1)
Purchase of unrestricted stock from employees	(18.0)	(4.1)
Proceeds from exercise of stock-based compensation	1.8	—
Excess tax benefit from stock-based compensation	—	1.1
Purchase of common stock under announced program	—	(60.5)
Net Cash Flows provided by (used in) Financing Activities	1,214.3	(126.3)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash equivalents	3.9	—
Increase (Decrease) in Cash and Cash Equivalents	27.5	(29.5)
Cash and Cash Equivalents:
Beginning of Period	97.3	102.3
End of Period	$124.8	$72.8
Supplemental disclosure of noncash transactions:
Forfeiture of common stock for payment of exercise of stock options	$2.3	$—
Supplemental disclosure of noncash investing activities:
Accounts receivable acquired	$117.8	$—
Financial investments	66.0	—
Property and equipment acquired	21.8	—
Goodwill acquired	2,651.0	—
Intangible assets acquired	2,000.0	—
Other assets acquired	32.8	—
Accounts payable and accrued expenses assumed	(59.9)	—
Section 31 fees payable acquired	(143.6)	—
Deferred tax liability acquired	(720.3)	—
Other liabilities assumed	(135.5)	—
Issuance of common stock related to acquisition	(2,424.7)	—
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

Cboe Global Markets, Inc. is one of the world’s largest exchange holding companies, offering cutting-edge trading and investment solutions to investors around the world. The Company is committed to relentless innovation, connecting global markets with world-class technology, and providing seamless solutions that enhance the customer experience.

Cboe offers trading across a diverse range of products in multiple asset classes and geographies, including options, futures, U.S. and European equities, exchange-traded products (ETPs), global foreign exchange (FX) and multi-asset volatility products based on the VIX, the world’s barometer for equity market volatility.

Cboe’s trading venues include the largest options exchange in the U.S. by volume and the largest stock exchange by value traded in Europe.  In addition, the Company is the second-largest stock exchange operator by volume in the U.S. and a leading market globally for ETP trading.

The Company is headquartered in Chicago with offices in Kansas City, New York, London, San Francisco, Singapore, Hong Kong, and Ecuador.

In October 2017, the Company changed its legal name from CBOE Holdings, Inc. to Cboe Global Markets, Inc.  The amendment to effect the name change was filed and became effective with the State of Delaware on October 16, 2017.

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

In 2017, the Company changed the presentation of liquidity payments to be a cost of revenues, which historically had been netted against transaction fees. The Company also changed the presentation of royalty fees to be a cost of revenues. The presentation of routing fees and costs were also changed. Routing fees were presented in transaction fees in total revenues and routing and clearing costs in total cost of revenues. These fees were previously presented as a net operating expense. These changes were made to conform to current presentation and the changes have been reflected in all periods presented.

Segment information

The Company previously operated as a single reportable business segment. As a result of the Bats acquisition on February 28, 2017 (Note 3), the Company is reporting five business segments: Options, U.S. Equities, Futures, European Equities, and

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment (in millions):

						Corporate
		U.S.		European	Global	Items and
	Options	Equities	Futures	Equities	FX	Eliminations	Total
Three months ended September 30, 2017
Transaction fees	$172.3	$185.5	$36.6	$19.0	$9.9	$—	$423.3
Access fees	14.4	12.5	0.4	2.0	0.8	—	30.1
Exchange services and other fees	10.0	5.7	2.5	1.3	0.5	—	20.0
Market data fees	10.0	33.1	0.8	2.8	0.1	—	46.8
Regulatory fees	13.7	69.8	—	—	—	—	83.5
Other revenue	4.4	1.9	—	1.2	—	0.2	7.7
	$224.8	$308.5	$40.3	$26.3	$11.3	$0.2	$611.4

Timing of revenue recognition
Services transferred at a point in time	$190.4	$257.2	$36.6	$20.2	$9.9	$0.2	$514.5
Services transferred over time	34.4	51.3	3.7	6.1	1.4	—	96.9
	$224.8	$308.5	$40.3	$26.3	$11.3	$0.2	$611.4

Three months ended September 30, 2016
Transaction fees	$97.9	$—	$26.6	$—	$—	$—	$124.5
Access fees	12.8	—	0.2	—	—	—	13.0
Exchange services and other fees	9.4	—	2.0	—	—	—	11.4
Market data fees	7.6	—	0.7	—	—	—	8.3
Regulatory fees	9.1	—	—	—	—	—	9.1
Other revenue	2.4	—	—	—	—	—	2.4
	$139.2	$—	$29.5	$—	$—	$—	$168.7

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

						Corporate
		U.S.		European	Global	Items and
	Options	Equities	Futures	Equities	FX	Eliminations	Total
Nine months ended September 30, 2017
Transaction fees	$493.7	$470.5	$99.3	$47.0	$23.1	$—	$1,133.6
Access fees	40.6	29.4	1.4	4.4	1.8	—	77.6
Exchange services and other fees	33.0	13.6	4.7	2.9	1.1	—	55.3
Market data fees	30.9	78.1	1.6	6.5	0.2	—	117.3
Regulatory fees	41.1	164.0	—	—	—	—	205.1
Other revenue	11.7	4.2	0.7	2.4	—	0.5	19.5
	$651.0	$759.8	$107.7	$63.2	$26.2	$0.5	$1,608.4

Timing of revenue recognition
Services transferred at a point in time	$546.5	$638.7	$100.0	$49.4	$23.1	$0.5	$1,358.2
Services transferred over time	104.5	121.1	7.7	13.8	3.1	—	250.2
	$651.0	$759.8	$107.7	$63.2	$26.2	$0.5	$1,608.4

Nine months ended September 30, 2016
Transaction fees	$302.2	$—	$76.1	$—	$—	$—	$378.3
Access fees	38.8	—	0.6	—	—	—	39.4
Exchange services and other fees	28.3	—	5.9	—	—	—	34.2
Market data fees	22.2	—	2.3	—	—	—	24.5
Regulatory fees	27.4	—	—	—	—	—	27.4
Other revenue	7.9	—	0.6	—	—	—	8.5
	$426.8	$—	$85.5	$—	$—	$—	$512.3

Contract liabilities for the nine months ended September 30, 2017 primarily represent prepayments of transaction fees and certain access and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	January 1, 2017	Cash Additions	Revenue Recognition	September 30, 2017
Liquidity provider sliding scale (1)	$—	$12.0	$(9.0)	$3.0
Other, net	3.1	12.9	(7.6)	8.4
Total deferred revenue	$3.1	$24.9	$(16.6)	$11.4
(1)  Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

3.     ACQUISITIONS

Bats Global Markets, Inc.

On February 28, 2017, pursuant to the Agreement and Plan of Merger, dated as of September 25, 2016 (the “Merger Agreement”), by and among Cboe, Bats, CBOE Corporation, a Delaware corporation and a wholly-owned subsidiary of Cboe (“Merger Sub”), and Cboe Bats, LLC (formerly CBOE V, LLC), a Delaware limited liability company and a wholly-owned subsidiary of Cboe (“Merger LLC”), Cboe completed the merger of Merger Sub with and into Bats and the subsequent merger of Bats with and into Merger LLC. As a result of the Merger, Bats became a wholly-owned subsidiary of Cboe.

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The acquisition-date fair value of the consideration transferred totaled $4.0 billion, which consisted of the following (in millions):

Cash	$955.5
Common stock issued	2,387.3
Equity awards issued	37.4
3,380.2
Debt extinguished	580.0
Total consideration paid	$3,960.2

As a result of the Merger, each share of voting common stock of Bats, par value of $0.01 per share (“Bats Voting Common Stock”), and each share of non-voting common stock of Bats, par value of $0.01 per share (“Bats Non-Voting Common Stock” and, together with the Bats Voting Common Stock, “Bats Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares held by Cboe, Bats or any of their respective subsidiaries, shares held by any holder of Bats Common Stock who was entitled to demand and properly demanded appraisal of such shares under Delaware law and unvested restricted shares of Bats Common Stock granted under any Bats equity incentive plan (all such shares described in this parenthetical, “Excluded Shares”)) was converted into, at the election of the holder of such share, either (i) 0.3201 of a share of common stock, par value of $0.01 per share, of Cboe (“Cboe Common Stock”) and $10.00 in cash (the “Mixed Consideration”), (ii) $14.99 in cash and 0.2577 of a share of Cboe Common Stock (the “Cash Election Consideration”) or (iii) 0.4452 of a share of Cboe Common Stock (the “Stock Election Consideration”). Pursuant to the terms of the Merger Agreement, the Cash Election Consideration and Stock Election Consideration payable in the Merger were calculated based on the volume-weighted average price (rounded to four decimal places) of shares of Cboe Common Stock on The Nasdaq Stock Market LLC for the period of ten consecutive trading days ended on February 24, 2017, which was $79.9289. The Cash Election Consideration and the Stock Election Consideration were subject to automatic adjustment, as described in the Merger Agreement and in the definitive joint proxy statement/prospectus dated December 9, 2016, filed by Cboe with the SEC on December 12, 2016, as amended and supplemented from time to time (the “Prospectus”), to ensure that the total amount of cash paid and the total number of shares of Cboe Common Stock issued in the Merger were the same as what would have been paid and issued if all holders of Bats Common Stock received the Mixed Consideration at the Effective Time.
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

Cash and cash equivalents	$130.1
Accounts receivable	117.8
Financial investments	66.0
Property and equipment	21.8
Other assets	32.8
Goodwill	2,651.0
Intangibles	2,000.0
Accounts payable	(33.7)
Accrued expenses	(26.2)
Section 31 fees payable	(143.6)
Income tax payable	(52.9)
Deferred tax liability	(720.3)
Other liabilities	(82.6)
$3,960.2

For tax purposes, no tax deductible goodwill was generated as a result of this acquisition. Goodwill was assigned to the Options, U.S. Equities, European Equities, and Global FX segments as further described in Note 9 and is attributable to the expansion of asset classes, broadening of geographic reach, and expected synergies of the combined workforce, products and

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

technologies of the Company and Bats. The intangible assets were assigned to the Options, U.S. Equities, European Equities, and Global FX segments in the following manner and will be amortized over the following useful lives:

		U.S.	European		Useful life
(amounts in millions)	Options	Equities	Equities	Global FX	(years)
Trading registrations and licenses	$95.5	$572.7	$171.8	$—	indefinite
Customer relationships	37.1	222.9	160.0	140.0	20
Market data customer relationships	53.6	322.0	60.0	64.4	15
Technology	22.5	22.5	22.5	22.5	7
Trademarks and trade names	1.0	6.0	1.8	1.2	2
Goodwill	226.4	1,738.1	419.3	267.2
	$436.1	$2,884.2	$835.4	$495.3

There were no goodwill or intangible assets assigned to the Futures segment as a result of this transaction as Bats did not operate a Futures business and no synergies are attributable to this segment.

The fair value of accounts receivable acquired was $117.8 million. The gross amount of accounts receivable was $118.0 million of which $0.2 million was deemed uncollectable.

The Company expensed $5.5 million of acquisition-related costs during the three months ended September 30, 2017 that included $3.4 million of compensation-related costs and $2.1 million of professional fees. These expenses are included in acquisition-related costs in the condensed consolidated statements of income.

The Company expensed $75.4 million of acquisition-related costs during the nine months ended September 30, 2017 that included $36.9 million of compensation-related costs, $22.7 million of professional fees, $14.9 million of an impairment of capitalized data processing software, and $0.9 million of facilities expenses. These expenses are included in acquisition-related costs in the condensed consolidated statements of income.

The amounts of revenue, operating income and net income of Bats are included in the Company’s condensed consolidated statements of income from the acquisition date to the three and nine months ended September 30, 2017 and are as follows (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Revenue	$411.6	$1,017.4
Operating income	27.1	53.7
Net income	15.7	33.7

The financial information in the table below summarizes the combined results of operations of the Company and Bats, on a pro forma basis, as though the companies had been combined as of January 1, 2016. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such pro forma financial information is based on the historical financial statements of the Company and Bats. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and Bats for the three months ended September 30, 2016 and nine months ended September 30, 2017 and 2016 in the following table (in millions, except per share amounts):

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2017	2016
Revenue	$610.3	$1,881.3	$1,930.9
Operating income	98.2	354.2	306.1
Net income allocated to common stockholders	52.6	201.3	170.1
Earnings per share:
Basic	$0.47	$1.79	$1.51
Diluted	$0.47	$1.79	$1.51
The supplemental 2017 and 2016 pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results to reflect the additional amortization that would have been charged assuming the adjusted fair values of acquired intangible assets had been applied on January 1, 2017 and on January 1, 2016. The supplemental 2017 pro forma financial information includes pro forma adjustments of $61.7 million for acquisition-related costs, such as fees to investment bankers, attorneys, accountants and other professional advisors, as well as severance to employees.

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
The following is a summary of the employee termination benefits recognized within acquisition costs in the Corporate Items and Eliminations unit in the condensed consolidated statements of income (in millions):

Employee Termination Benefits
Balance at December 31, 2016	$0.4
Termination benefits accrued	20.7
Termination payments made	(19.7)
Balance at September 30, 2017	$1.4

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

5. INVESTMENTS
As of September 30, 2017 and December 31, 2016, the Company's investments were comprised of the following (in millions):

	September 30, 2017	December 31, 2016
Equity Method:
Investment in Signal Trading Systems, LLC	$13.4	$12.4
Investment in EuroCCP	9.2	—
Total equity method investments	22.6	12.4

Cost Method:
Investment in OCC	30.3	30.3
Other cost method investments	30.3	30.2
Total cost method investments	60.6	60.5

Total Investments	$83.2	$72.9
Equity Method
Equity method investments include investments in Signal Trading Systems, LLC ("Signal") and EuroCCP, a Dutch domiciled clearing house. EuroCCP is one of three interoperable central counterparties, or CCPs, used to clear trades conducted on Cboe Europe Equities' markets. Cboe Europe Equities owns 20% of EuroCCP and can exercise significant influence over the entity as an equal shareholder with four other investors.
Cost Method

The carrying amount of cost method investments totaled $60.6 million as of September 30, 2017 and $60.5 million as of December 31, 2016, and is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the cost-method of accounting primarily as a result of the Company's inability to exercise significant influence as the Company is a smaller shareholder of these investments. As of September 30, 2017, cost method investments primarily reflect a 20% investment in OCC and minority investments in American Financial Exchange, CurveGlobal and Eris Exchange Holdings, LLC.

In December 2014, OCC announced a newly-formed capital plan. The OCC capital plan was designed to strengthen OCC's capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities ("SIFMUs") as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC's advance notice filing regarding the capital plan, and OCC and OCC's existing exchange stockholders, which include Cboe Options, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders' equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds are breached. OCC also adopted policies under the plan with respect to fees, customer refunds, and stockholder dividends, which envision an annual dividend payment to the exchange stockholders equal to the portion of OCC's after-tax income that exceeds OCC's capital requirements after payment of refunds to OCC's clearing members (with such customer refunds generally to constitute 50% of the portion of OCC's pre-tax income that exceeds OCC's capital requirements). On March 3, 2015, in accordance with the plan, Cboe Options contributed $30 million to OCC. That contribution has been recorded under investments in the condensed consolidated balance sheets as of September 30, 2017.

On March 6, 2015, OCC informed Cboe Options that the SEC, acting though delegated authority, had approved OCC's proposed rule filing for the capital plan. Following petitions to review the approval based on delegated authority, the SEC conducted its own review and then approved the proposed rule change implementing OCC's capital plan. Certain petitioners subsequently appealed the SEC approval order for the OCC capital plan to the U.S. Court of Appeals for the D.C. Circuit and moved to stay the SEC approval order. On February 23, 2016, the Court denied the petitioners' motion to stay. On August 8,

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

2017, the Court held that the SEC’s approval order lacked reasoned decision-making sufficient to support the SEC’s conclusion that the OCC capital plan complied with applicable statutory requirements. The Court declined to vacate the SEC’s approval order or to require the unwinding of actions taken under the OCC capital plan, but instead remanded the matter to the SEC for further proceedings concerning whether that capital plan complies with those statutory requirements. Petitioners requested a stay of dividend payments to the exchange stockholders until the SEC made a final decision about the OCC capital plan, but the SEC denied that request on September 14, 2017. On that date, the SEC also established a schedule for interested parties to provide information for the SEC’s consideration on the merits of the proposed capital plan, and that schedule presently calls for the last submissions to be made by November 13, 2017.

6. FINANCIAL INVESTMENTS
The Company’s financial investments with original or acquired maturities longer than three months, but that mature in less than one year from the condensed consolidated balance sheet date and any money market funds that are considered cash and cash equivalents are classified as current assets and are summarized as follows (in millions):

	September 30, 2017
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Trading securities:
U.S. Treasury securities	$0.5	$—	$—	$0.5
Other securities	1.9	—	—	1.9
Money market funds	1.5	—	—	1.5
Total	$3.9	$—	$—	$3.9

	December 31, 2016
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Money market funds	$67.5	$—	$—	$67.5
Total	$67.5	$—	$—	$67.5

7. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following as of September 30, 2017 and December 31, 2016 (in millions):

	September 30,	December 31,
	2017	2016
Construction in progress	$11.5	$0.2
Building	77.4	77.0
Furniture and equipment	168.2	138.8
Total property and equipment	257.1	216.0
Less accumulated depreciation	(179.9)	(160.1)
Total property and equipment, net	$77.2	$55.9

Depreciation expense using the straight-line method was $7.9 million and $6.0 million for the three months ended September 30, 2017 and 2016, respectively, and $23.2 million and $17.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

8. OTHER ASSETS, NET
Other assets, net consisted of the following as of September 30, 2017 and December 31, 2016 (in millions):

	September 30,	December 31,
	2017	2016
Software development work in progress	$5.9	$12.3
Data processing software	217.0	222.6
Less accumulated depreciation	(184.9)	(172.0)
Data processing software, net	38.0	62.9

Other assets (1)	14.0	9.8
Data processing software and other assets, net	$52.0	$72.7
(1) At December 31, 2016, other assets included $6.2 million of deferred financing costs and $3.5 million of deferred tax assets. The deferred financing costs were reclassified in 2017 and recorded as a reduction of long-term debt. At September 30, 2017, the majority of the balance included long-term prepaid assets and notes receivable.
Amortization expense related to data processing software was $4.9 million and $3.7 million for the three months ended September 30, 2017 and 2016, respectively, and $13.2 million and $15.1 million for the nine months ended September 30, 2017 and 2016, respectively.

9. GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the details of goodwill by segment (in millions):

		U.S.	European	Global	Corporate Items
	Options	Equities	Equities	FX	and Eliminations	Total
Balance as of December 31, 2016	$7.7	$—	$—	$—	$18.8	$26.5
Additions	226.4	1,738.1	419.3	267.2	—	2,651.0
Dispositions	(1.4)	—	—	—	—	(1.4)
Changes in foreign currency exchange rates	—	—	20.2	—	—	20.2
Balance as of September 30, 2017	$232.7	$1,738.1	$439.5	$267.2	$18.8	$2,696.3

Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, U.S. Equities, European Equities and Global FX. No goodwill has been allocated to Futures. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. The allocation of the new goodwill did not impact the existing goodwill assignment to reporting units and there are no aggregate impairments of goodwill.
The following table presents the details of the intangible assets (in millions):

		U.S.	European	Global	Corporate Items
	Options	Equities	Equities	FX	and Eliminations	Total
Balance as of December 31, 2016	$2.0	$—	$—	$—	$6.7	$8.7
Additions	209.7	1,146.1	416.1	228.1	—	2,000.0
Dispositions	(0.2)	—	—	—	—	(0.2)
Amortization	(10.5)	(52.0)	(16.5)	(20.0)	(0.9)	(99.9)
Changes in foreign currency exchange rates	—	—	31.6	—	—	31.6
Balance as of September 30, 2017	$201.0	$1,094.1	$431.2	$208.1	$5.8	$1,940.2

For the three months ended September 30, 2017 and 2016, amortization expense was $42.8 million and $0.4 million, respectively.  For the nine months ended September 30, 2017 and 2016, amortization expense was $99.9 million and $1.3

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

million, respectively.  The estimated future amortization expense is $42.4 million for the remainder of 2017, $158.1 million for 2018, $137.2 million for 2019, $120.8 million for 2020, $105.6 million for 2021 and $93.4 million for 2022.
The amounts in the table below represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined.

The following tables present the categories of intangible assets as of September 30, 2017 and December 31, 2016 (in millions):

						Remaining
	September 30, 2017					Weighted Average
		U.S.	European		Corporate Items	Amortization
	Options	Equities	Equities	Global FX	and Eliminations	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$185.1	$—	$—	Indefinite
Customer relationships	37.9	222.9	172.4	140.0	3.0	19
Market data customer relationships	53.6	322.0	64.6	64.4	—	14
Technology	23.4	22.5	24.2	22.5	4.0	6
Trademarks and tradenames	1.4	6.0	1.9	1.2	1.0	2
Other	0.2	—	—	—	—	2
Accumulated amortization	(11.0)	(52.0)	(17.0)	(20.0)	(2.2)
	$201.0	$1,094.1	$431.2	$208.1	$5.8

						Remaining
	December 31, 2016					Weighted Average
		U.S.	European		Corporate	Amortization
	Options	Equities	Equities	Global FX	and Other	Period (in years)
Trading registrations and licenses	$—	$—	$—	$—	$—	—
Customer relationships	0.9	—	—	—	3.0	9
Market data customer relationships	—	—	—	—	—	—
Technology	1.1	—	—	—	4.0	4
Trademarks and tradenames	0.4	—	—	—	1.0	6
Other	0.2	—	—	—	—	2
Accumulated amortization	(0.6)	—	—	—	(1.3)
	$2.0	$—	$—	$—	$6.7

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016

Compensation and benefit-related liabilities	$13.9	$25.1
Termination benefits	1.4	0.4
Royalties	19.7	17.8
Accrued liabilities	58.4	25.4
Marketing fee payable	8.1	7.2
Accounts payable	38.9	6.5
Total accounts payable and accrued liabilities	$140.4	$82.4

11. DEBT
The Company's long-term debt consisted of the following as of September 30, 2017 and December 31, 2016 (in millions):

	September 30,	December 31,
	2017	2016
Term Loan Agreement	$369.6	$—
3.650% Senior Notes	643.8	—
1.950% Senior Notes	299.0	—
Revolving Credit Agreement	—	—
Total long-term debt	$1,312.4	$—

In connection with the Merger, on December 15, 2016, the Company entered into the Term Loan Agreement (as defined below) providing for a $1.0 billion senior unsecured delayed draw term loan facility and on January 12, 2017, the Company issued $650 million aggregate principal amount of 3.650% Senior Notes due 2027 ("3.650% Senior Notes"). The proceeds from this delayed draw term loan facility and issuance of our senior notes, in addition to using cash on hand at Cboe and Bats, were used to finance a portion of the cash component of the Merger consideration, to refinance existing indebtedness of Bats and its subsidiaries and to pay related fees and expenses. In addition, on December 15, 2016, the Company entered into a $150 million revolving credit facility to be used for working capital and other general corporate purposes.
On June 29, 2017, Cboe refinanced approximately $300 million of the amounts outstanding under the Term Loan Agreement through the issuance of $300 million in aggregate principal amount of 1.950% Senior Notes due 2019 ("1.950% Senior Notes" and, together with the 3.650% Senior Notes, the "Notes").

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

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Loans under the Term Loan Agreement bear interest, at our option, at either (i) the London Interbank Offered Rate (“LIBOR”) periodically fixed for an interest period (as selected by us) of one, two, three or six months plus a margin (based on our public debt ratings) ranging from 1.00 percent per annum to 1.75 percent per annum or (ii) a daily floating rate based on the agent’s prime rate (subject to certain minimums based upon the federal funds effective rate or LIBOR) plus a margin (based on our public debt ratings) ranging from zero percent per annum to 0.75 percent per annum. The Company was required to pay a ticking fee to the agent for the account of the Term Lenders which initially accrued at a rate (based on our public debt ratings) ranging from 0.10 percent per annum to 0.30 percent per annum multiplied by the undrawn aggregate commitments of the Term Lenders in respect of the Term Loan Facility, accruing during the period commencing on December 15, 2016 and ending on the earlier of the date on which the loans are drawn.

The Term Loan Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Term Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by our subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At September 30, 2017, the Company was in compliance with these covenants.

On February 28, 2017, Cboe made a draw under the Term Loan Agreement in the amount of $1.0 billion. Cboe used the proceeds to finance a portion of the cash component of the aggregate consideration for the Merger, repaid certain existing indebtedness of Bats, paid fees and expenses incurred in connection with the transactions contemplated by the Merger Agreement, funded working capital needs, and for other general corporate purposes. Loans under the Term Loan Agreement mature five years following the closing date of the Merger.

On June 29, 2017, Cboe refinanced approximately $300 million of the amounts outstanding under the Term Loan Agreement through the issuance of $300 million in aggregate principal amount of 1.950% Senior Notes.

1.950% Senior Notes due 2019

On June 29, 2017, the Company issued $300 million aggregate principal amount of 1.950% Senior Notes. The form and terms of the 1.950% Senior Notes were established pursuant to an Officer’s Certificate, dated as of June 29, 2017, supplementing the Indenture (as defined below). Underwriter fees of $0.8 million were also capitalized and netted against long-term debt in the consolidated balance sheet, while other issuance fees of $0.9 million were expensed and are included in debt issuance costs on the consolidated statement of income for the nine months ended September 30, 2017.

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

Cboe Global Markets, Inc. and Subsidiaries
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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Notes contains customary restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At September 30, 2017, the Company was in compliance with these covenants.

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

The Revolving Credit Agreement provides for a senior unsecured $150 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $100 million, for a total of $250 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that it guarantees all borrowings and other obligations of any such subsidiaries. As of September 30, 2017, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes. As of September 30, 2017, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at September 30, 2017, $150 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on December 15, 2021, unless the commitments are terminated earlier, either at our request or, if an event of default occurs, by the Revolving Lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Revolving Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by our subsidiaries and fundamental changes, subject to certain

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

exceptions in each case. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At September 30, 2017, the Company was in compliance with these covenants.
Bridge Facility
In connection with entering into the Merger Agreement, the Company entered into a commitment letter with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (or any of its designated affiliates) (Bank of America, N.A., and other such financial institutions that accede as lender to such debt commitment letter in accordance with its terms are referred to herein as the “Lenders”), which provides that, subject to the satisfaction and waiver of certain conditions which are usual and customary for financing of this type, the Lenders are committed to provide debt financing for the purposes of funding (i) the cash consideration to be paid in the transactions contemplated by the Merger Agreement, (ii) the refinancing of certain existing indebtedness of Bats and its subsidiaries and (iii) related fees and expenses, which debt financing consists of a senior unsecured 364-day bridge loan facility in an aggregate principal amount of up to $1.65 billion to the extent the Company fails to generate gross cash proceeds in an aggregate principal amount of up to $1.65 billion from permanent financing including in the form of a senior unsecured term loan facility and the issuance of senior unsecured notes on or prior to the consummation of the transaction contemplated by the Merger Agreement.  The Company paid commitment and structuring fees of $6.0 million. Through September 30, 2017, the Company has amortized $6.0 million of these fees as a result of the Company entering into more permanent debt arrangements. The Company entered into a term loan agreement and completed a notes offering, as described below, securing $1.65 billion to finance the cash portion of its acquisition of Bats as well as the repayment of Bats' existing indebtedness. As a result of securing the financing discussed above, the bridge facility was terminated.

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the Notes as of September 30, 2017 is as follows (in millions):

2017	$—
2018	—
2019	300.0
2020	—
2021	—
Thereafter	1,025.0
Principal amounts repayable	1,325.0
Debt issuance cost	(7.1)
Unamortized discount on Notes	(5.5)
Total debt outstanding	$1,312.4

Interest expense recognized on the Term Loan Agreement and the Notes is included in interest expense, net in the condensed consolidated statements of income, for the three and nine months ended September 30, 2017 and 2016 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Components of interest expense:
Contractual interest	$10.5	$0.2	$29.0	$0.2
Amortization of debt discount	0.3	—	0.6	—
Amortization of debt issuance cost	0.2	—	2.5	—
Interest expense	11.0	0.2	32.1	0.2
Interest income	(0.5)	—	(1.2)	—
Interest expense, net	$10.5	$0.2	$30.9	$0.2

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME, NET

The following represents the changes in accumulated other comprehensive income by component (in millions):

	Foreign	Unrealized		Total Other
	Currency	Investment	Post-Retirement	Comprehensive
	Translation	Gain/Loss	Benefits	Income
Balance at December 31, 2016	$—	$—	$(0.8)	$(0.8)
Other comprehensive income	50.7	0.1	—	50.8
Balance at September 30, 2017	$50.7	$0.1	$(0.8)	$50.0

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
The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of September 30, 2017 and December 31, 2016.
Instruments Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Trading securities:
U.S. Treasury securities	$0.5	$0.5	$—	$—
Other securities	1.9	1.9	—	—
Money market funds	1.5	1.5	—	—
Total assets	$3.9	$3.9	$—	$—
Liabilities:
Contingent consideration liability	$56.6	$—	$—	$56.6
Total liabilities	$56.6	$—	$—	$56.6

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$67.5	$67.5	$—	$—
Total assets	$67.5	$67.5	$—	$—

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

Contingent consideration liability

In connection with the acquisition of Bats, the Company acquired a contingent consideration arrangement with the former owners of Cboe FX. The fair value of this liability at September 30, 2017 was $56.6 million.  That value is based on estimates of discounted future cash payments, a significant unobservable input, and is considered a Level 3 measurement.

Fair Value of Financial Instruments
The following table presents the Company’s fair value hierarchy for those financial instruments held by the Company as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$124.8	$124.8	$—	$—
Trading investments	2.4	2.4	—	—
Available-for-sale investments	—	—	—	—
Accounts receivable	195.8	195.8	—	—
Income tax receivable	35.2	35.2	—	—
Total assets	$358.2	$358.2	$—	$—
Liabilities:
Accounts payable	$38.9	$—	$38.9	$—
Section 31 fees payable	25.4	—	25.4	—
Contingent consideration liability	56.6	—	—	56.6
Long-term debt	1,312.4	—	1,312.4	—
Total liabilities	$1,433.3	$—	$1,376.7	$56.6

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$97.3	$97.3	$—	$—
Accounts receivable	76.7	76.7	—	—
Income tax receivable	53.7	53.7	—	—
Total assets	$227.7	$227.7	$—	$—
Liabilities:
Accounts payable	$6.5	$—	$6.5	$—
Total liabilities	$6.5	$—	$6.5	$—

The carrying amounts of cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and Section 31 fees payable approximate fair value due to their liquid or short-term nature.

Long-term debt

The carrying amount of long-term debt approximates its fair value based on quoted LIBOR at September 30, 2017 and is considered a Level 2 measurement.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the nine months ended September 30, 2017.

	Level 3 Financial Liabilities for the Nine Months Ended September 30, 2017
	Balance at Beginning of Period	Acquired During Period	Settlements	Balances at end of period

Liabilities
Contingent consideration liability	$—	$56.6	$—	$56.6
Total Liabilities	$—	$56.6	$—	$56.6

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
For the nine months ended September 30, 2017, the following reflects changes in our redeemable noncontrolling interest (in millions):

Redeemable Noncontrolling Interest
Balance as at December 31, 2016	$12.6
Decrease due to acquiring additional equity in Vest	(3.2)
Net loss attributable to redeemable noncontrolling interest	(0.8)
Redemption value adjustment	0.8
Balance as at September 30, 2017	$9.4

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

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
The Options segment includes our options exchange business, which lists for trading options on market indexes (index options), mostly on an exclusive basis, as well as on non-exclusive "multiply-listed" options, such as options on the stocks of individual corporations (equity options) and options on other exchange-traded products (ETP options), such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options) that occur on Cboe Options, C2, BZX and EDGX. It also includes the listed equity options routed transaction services that occur on Trading.
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
The European Equities segment includes the pan‑European listed cash equities transaction services, ETPs, exchange‑traded commodities, and international depository receipts that occur on the Recognised Investment Exchange, operated by Cboe Europe Equities. It also includes the listed cash equities and ETPs routed transaction services that occur on Cboe Chi-X Europe, as well as the listings business where ETPs can be listed on Cboe Europe Equities.
The Global FX segment includes institutional FX trading services that occur on the Cboe FX platform, as well as non-deliverable forward FX transactions executed on Cboe SEF.
Summarized financial data of reportable segments was as follows (in millions):

						Corporate
		U.S.		European		items and
	Options	Equities	Futures	Equities	Global FX	eliminations	Total
Three months ended September 30, 2017
Revenues	$224.8	$308.5	$40.3	$26.3	$11.3	$0.2	$611.4
Operating income (loss)	64.3	29.9	35.4	2.7	(3.5)	(9.5)	119.3
Three months ended September 30, 2016
Revenues	$139.2	$—	$29.5	$—	$—	$—	$168.7
Operating income (loss)	42.6	—	25.5	—	—	(2.3)	65.8

						Corporate
		U.S.		European		items and
	Options	Equities	Futures	Equities	Global FX	eliminations	Total
Nine Months Ended September 30, 2017
Revenues	$651.0	$759.8	$107.7	$63.2	$26.2	$0.5	$1,608.4
Operating income (loss)	190.5	75.4	94.7	7.8	(8.8)	(96.4)	263.2
Nine Months Ended September 30, 2016
Revenues	$426.8	$—	$85.5	$—	$—	$—	$512.3
Operating income (loss)	158.5	—	72.2	—	—	(7.4)	223.3

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

16. EMPLOYEE BENEFITS

Legacy Cboe and new employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under Internal Revenue Code. The Company contributed $1.3 million and $1.5 million million to the defined contribution plans for the three months ended September 30, 2017 and 2016, respectively, and $5.1 million and $4.2 million, respectively, to the defined contribution plans for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, $1.2 million of this expense was related to the acquisition of Bats and is included in acquisition-related costs in the condensed consolidated statements of income. The remaining expense is included in compensation and benefits in the condensed consolidated statements of income.

Upon completion of the Merger, the Company assumed Bats' defined contribution plan that offers a 401(k) retirement plan eligible to legacy Bats U.S. employees. Under the plan, the Company matches participating employee contributions dollar for dollar of up to five percent of salary.  The Company’s contribution amounted to $0.6 million and $1.1 million for the three and nine months ended September 30, 2017, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

The Company also assumed the Cboe Europe Equities employee‑selected stakeholder contribution plan upon completion of the Merger. The Company matches participating employee contributions of up to five percent of salary. Employees of Cboe Europe Equities are eligible to participate. The Company’s contribution amounted to $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

17. REGULATORY CAPITAL

As a  broker‑dealer registered with the SEC, Trading is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3‑1), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Trading computes the net capital requirements under the basic method provided for in Rule 15c3‑1.

As of September 30, 2017, Trading is required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. At September 30, 2017, Trading had net capital of $11.9 million, which was $11.5 million in excess of its required net capital of $0.4 million.

As entities regulated by the FCA, Cboe Europe Equities is subject to the Financial Resource Requirement ("FRR") and Cboe Chi-X Europe is subject to the Capital Resources Requirement ("CRR"). As a RIE, Cboe Europe Equities computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. This FRR was $20.1 million at September 30, 2017. At September 30, 2017, Cboe Europe Equities had capital in excess of its required FRR of $23.9 million.
As a Banks, Investment firms, PRUdential (BIPRU) 50k firm, as defined by the Markets in Financial Instruments Directive of the FCA, Cboe Chi‑X Europe computes its CRR as the greater of the base requirement of $0.1 million at September 30, 2017, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. At September 30, 2017, Cboe Chi‑X Europe had capital in excess of its required CRR of $0.4 million.
As a swap execution facility regulated by the CFTC, Cboe SEF is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of September 30, 2017, Cboe SEF had annual operating expenses of $1.4 million and had financial resources that exceeded this amount. Additionally, as of September 30, 2017, Cboe SEF had projected operating expenses from six months of $0.7 million and had unencumbered, liquid financial assets that exceeded this amount.

As a designated contract market regulated by the CFTC, CFE is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of September 30, 2017, CFE had annual

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

projected operating expenses of $19.2 million and had financial resources that exceeded this amount. Additionally, as of September 30, 2017, CFE had projected operating expenses for six months of $9.6 million and had unencumbered, liquid financial assets that exceeded this amount.
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

The Merger Agreement provided that the number of shares of Cboe common stock into which each such award of Cboe Restricted Shares is converted will be equal to the number of shares of Bats common stock subject to the corresponding Bats Restricted Share award multiplied by the exchange ratio, which is the sum of (a) 0.3201 of a share of Cboe common stock and (b) the quotient obtained by dividing $10.00 by the volume-weighted average price, rounded to four decimal places, of shares of Cboe common stock on NASDAQ for the ten consecutive trading day period ending on the second full trading day prior to the effective time of the merger. The remaining service period will be completed post-merger and future vesting and expense will be recognized accordingly. Pursuant to the Merger Agreement, each award of restricted Bats common stock (“Bats restricted shares”) granted under any of the Bats Plans that was unvested immediately prior to the Effective Time was assumed by the Registrant and converted into awards of restricted shares totaling 622,527 of Common Stock at a fair value of $78.05 per share.

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

In addition, on February 19, 2017 and February 28, 2017, the Company granted 41,481 and 19,255 RSUs, respectively, contingent on the achievement of performance conditions at a fair value of $111.00 and $102.00, respectively, per RSU, related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return RSUs which incorporated the following assumptions: risk-free interest rate (0.90)%, three-year volatility (21.1)% and three year correlation with S&P 500 Index (0.41). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of our common stock. The vesting period for the RSUs contingent on the achievement of performance is three years. For each of the performance awards, the RSUs will be settled in shares of our common stock following vesting of the RSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change in control of the Company or in the event of a participant’s earlier death or disability. Participants have no voting rights with respect to the RSUs until the issuance of the shares of stock. Dividends are accrued by the Company and will be paid once the RSUs contingent on the achievement of performance conditions vest.

On May 18, 2017, the Company granted 15,405 shares of stock, at a fair value of $84.41 per share, to non employee members of the board of directors. The shares have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the stock will be forfeited if the director leaves the Company prior to the applicable vesting date.

On May 15, 2017, the Company granted 2,655 RSUs, each of which entitles the holder to one share of common stock upon vesting, to certain officers and employees at a fair value $85.00 per share. On August 15, 2017, the Company granted 1,612 RSUs at a fair value of $97.54 per share. The RSUs vest ratably over three-years , with one-third vesting on each anniversary of the grant date, and vesting accelerates upon the occurrence of a change in control. Unvested RSUs will be forfeited if the officer or employee leaves the Company prior to the applicable vesting date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.
The Company recognized stock-based compensation expense of $9.1 million and $3.8 million for the three months ended September 30, 2017 and 2016, respectively, and $39.1 million and $10.9 million for the nine months ended September 30, 2017 and 2016. Stock-based compensation expense includes $9.1 million of accelerated expense recorded in the first quarter for certain officers and employees as a result of attaining certain age and service based requirements in our long-term incentive plan and award agreements. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income.
Pursuant to the Merger Agreement, each outstanding option to purchase Bats common stock (each, a “Bats stock option”) granted under any of the Bats Global Markets, Inc. 2009 Stock Option Plan, the Bats Global Markets, Inc. Third Amended and Restated 2012 Equity Incentive Plan and the Bats Global Markets, Inc. 2016 Omnibus Incentive Plan (collectively, the “Bats Plans”) that was outstanding immediately prior to the effective time of the Merger (the “Effective Time”) was converted into an option to purchase Common Stock, on the same terms and conditions (including vesting schedule) as were applicable to such Bats stock option (but taking into account any changes, including any acceleration of vesting of such Bats stock option occurring by reason of the transactions contemplated by the Merger Agreement). The number of shares of Common Stock subject to each such converted stock option equals the number of shares of Bats common stock subject to the corresponding Bats stock option immediately prior to the Effective Time, multiplied by the exchange ratio (as defined below) (subject to certain adjustments and rounding). The exercise price per share for each such converted stock option equals the per share exercise price specified in the corresponding Bats stock option divided by the exchange ratio (rounded up to the nearest cent). The “exchange ratio” is equal to 0.4452, which equals the sum of 0.3201 plus the fraction obtained by dividing $10.00 by the volume-weighted average price, rounded to four decimal points, of a share of Common Stock on NASDAQ for the ten consecutive trading days ended February 24, 2017.

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

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The activity in the Company's stock options, restricted stock and restricted stock units for the nine months ended September 30, 2017 was as follows:
Stock Options

Summary stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)

Outstanding, December 31, 2016			—
Granted	683,390	$22.45	4.8 years	$40.1
Exercised	(231,003)	$18.50
Outstanding and expected to vest at September 30, 2017	452,387	$25.13	5.4 years	$37.3
Exercisable at September 30, 2017	371,318	$24.48	5.0 years	$31.8

The Company estimated the grant date fair value of options awarded during 2017 using the Black-Scholes valuation model with the following assumptions:

2017
Expected term (in years)	4.2
Expected volatility	19.8%
Expected dividend yield	1.3%
Risk-free rate	1.78%
Forfeiture rate	—%

Summary of the status of nonvested options is presented below:

Nonvested Options	Options	Weighted Average Grant-Date Fair Value

January 1, 2017 - Nonvested	—	$—
Vested	—	—
Granted	81,068	49.17
Forfeited	—	—
September 30, 2017 - Nonvested	81,068	$49.17

In the nine months ended September 30, 2017, to satisfy employee's tax obligations and cash exercise payment due upon the election to exercise 231,003 stock options, the Company purchased 65,302 shares at a cost of $6.0 million.

As of September 30, 2017, there were $2.3 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.2 years as the stock options vest.

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Restricted Stock and Restricted Stock Units
Summary restricted stock activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock at December 31, 2016	480,595	$63.64
Granted	1,091,843	78.94
Vested	(386,717)	64.88
Forfeited	(5,442)	73.43
Nonvested stock at September 30, 2017	1,180,279	$77.26

In the nine months ended September 30, 2017, to satisfy employees' tax obligations upon the vesting of restricted stock, the Company purchased 144,807 shares totaling $12.0 million as the result of the vesting of 386,717 shares of restricted stock.
As of September 30, 2017, there were $55.6 million in total unrecognized compensation costs related to restricted stock and restricted stock units. These costs are expected to be recognized over a weighted average period of 2.0 years.
19. INCOME TAXES

The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period.  Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis.

The effective tax rate from continuing operations was 43.1% and 39.9% for the three months ended September 30, 2017 and 2016, respectively. The increase in the effective tax rate for the three months ended September 30, 2017 against the comparable period in the prior year was primarily due to a re-measurement of our deferred tax assets and liabilities as a result of a 1.75% corporate income tax rate increase in Illinois enacted on July 6, 2017.

The effective tax rate from continuing operations was 37.7% and 39.3% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2017 against the comparable period in the prior year was primarily due to discrete events during the nine-month period, mainly the re-measurement of tax reserves and excess tax benefits associated with the exercise and vesting of stock-based compensation.

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

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Basic EPS Numerator:
Net Income	$60.3	$40.5	$143.5	$140.6
Loss attributable to noncontrolling interest	0.2	0.3	0.8	0.8
Net Income Excluding Noncontrolling Interest	60.5	40.8	144.3	141.4
Change in redemption value of noncontrolling interest	(0.2)	(0.3)	(0.8)	(0.8)
Earnings allocated to participating securities	(0.6)	(0.2)	(1.4)	(0.6)
Net Income Allocated to Common Stockholders	$59.7	$40.3	$142.1	$140.0
Basic EPS Denominator:
Weighted average shares outstanding	112.3	81.3	105.5	81.5
Basic Net Income Per Common Share	$0.53	$0.50	$1.35	$1.72

Diluted EPS Numerator:
Net Income	$60.3	$40.5	$143.5	$140.6
Loss attributable to noncontrolling interest	0.2	0.3	0.8	0.8
Net Income Excluding Noncontrolling Interest	60.5	40.8	144.3	141.4
Change in redemption value of noncontrolling interest	(0.2)	(0.3)	(0.8)	(0.8)
Earnings allocated to participating securities	(0.6)	(0.2)	(1.4)	(0.6)
Net Income Allocated to Common Stockholders	$59.7	$40.3	$142.1	$140.0
Diluted EPS Denominator:
Weighted average shares outstanding	112.3	81.3	105.5	81.5
Dilutive common shares issued under stock program	0.3	—	0.3	—
Total Dilutive Weighted Average Shares	112.6	81.3	105.8	$81.5
Diluted Net Income Per Common Share	$0.53	$0.50	$1.34	$1.72

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted net income per common share.
21. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

As of September 30, 2017, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of September 30, 2017, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

There have been no material changes during the period covered by this Form 10-Q from the legal proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2016.
      Contractual Obligations
The Company currently leases office space, data centers and remote network operations centers, with lease terms remaining ranging from three months to one hundred months as of September 30, 2017. Total rent expense related to these lease obligations, reflected in technology support services and facilities costs line items on the condensed consolidated statements of income, for the three months ended September 30, 2017 and 2016 were $2.2 million and $0.4 million, respectively, and $5.7 million and $1.0 million, for the nine months ended September 30, 2017 and 2016, respectively.

22. SUBSEQUENT EVENTS

On October 27, 2017, the Company announced that its board of directors declared a quarterly cash dividend of $0.27 per share. The dividend is payable December 15, 2017 to stockholders of record at the close of business on December 1, 2017.

There have been no additional subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the nine months ended September 30, 2017.

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

Overview
Cboe Global Markets, Inc. is one of the world’s largest exchange holding companies, offering cutting-edge trading and investment solutions to investors around the world. The company is committed to relentless innovation, connecting global markets with world-class technology, and providing seamless solutions that enhance the customer experience.

Cboe offers trading across a diverse range of products in multiple asset classes and geographies, including options, futures, U.S. and European equities, exchange-traded products (ETPs), global foreign exchange (FX) and multi-asset volatility products based on the VIX, the world’s barometer for equity market volatility.

Cboe’s trading venues include the largest options exchange in the U.S. by volume and the largest stock exchange by value traded in Europe.  In addition, the Company is the second-largest stock exchange operator in the U.S. by volume and a leading market globally for ETP trading.

The Company is headquartered in Chicago with offices in Kansas City, New York, London, San Francisco, Singapore, Hong Kong, and Ecuador.

In October 2017, the Company changed its legal name from CBOE Holdings, Inc. to Cboe Global Markets, Inc.  The amendment to effect the name change was filed and became effective with the State of Delaware on October 16, 2017.

On February 28, 2017, pursuant to the Agreement and Plan of Merger, dated as of September 25, 2016, Cboe acquired Bats Global Markets, Inc. The three months ended September 30, 2017 includes financial results for Bats for the entire period. The nine months ended September 30, 2017 includes financial results for Bats for the period from March 1, 2017 through September 30, 2017, respectively.
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

Market Data Fees
Market data fees represent the fees from the U.S. tape plans and fees from customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the U.S. exchanges based on a known formula using trading and/or quoting activity. A contract around proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data. U.S. tape plan market data is recognized in the U.S. Equities and Options segments. Proprietary market data fees are recognized across all segments.
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
Components of Cost of Revenues
Liquidity Payments
Liquidity payments are directly correlated to the volume of securities traded on our markets. As mentioned above, we record the liquidity rebate paid to market participants providing liquidity, in the case of C2, BZX, EDGX and Cboe Europe Equities, as cost of revenue. BYX and EDGA offer a pricing model pursuant to which we rebate liquidity takers for executing against an order resting on our book, which is also recorded as a cost of revenue.
Routing and clearing
Various rules require that U.S. options and cash equities executions occur at the National Best Bid/Offer (NBBO) displayed by any exchange.  Linkage order routing consists of cost incurred to provide a service whereby Cboe equity and options exchanges deliver orders to other execution venues when there is a potential for obtaining a better execution price or when instructed to directly route an order to another venue by the order provider. The service affords exchange order flow providers an opportunity to obtain the best available execution price and may also result in cost benefits to those clients.  Such an offering improves our competitive position and provides an opportunity to attract orders which would otherwise bypass our exchanges. We utilize third-party brokers or our broker-dealer, Trading, to facilitate such delivery.
Section 31 Fees
Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX and EDGA) are assessed fees pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat these fees as a pass-through charge to customers executing eligible listed cash equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as regulatory transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. CFE, Cboe Europe Equities and Cboe FX are not U.S. national securities exchanges, and accordingly do not pay Section 31 fees.
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

Components of Operating Expenses
Compensation and Benefits
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
Acquisition-Related Costs
Acquisition-related costs relate to acquisitions and other strategic opportunities, including the Merger. The acquisition-related transaction costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance, write-offs of obsolete systems and other external costs directly related to the mergers and acquisitions.
Other Expenses
Other expenses represent costs necessary to support our operations that are not already included in the above categories.
Other Income (Expense)
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
Options. Our Options segment includes listed market indexes (index options), mostly on an exclusive basis, as well as on non-exclusive "multiply-listed" options, such as options on the stocks of individual corporations (equity options) and options on other exchange-traded products (ETP options), such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options) that occur on Cboe Options, C2, BZX and EDGX. It also includes the listed equity and ETP options routed transaction services that occur on Trading.

U.S. Equities. Our U.S. Equities segment includes listed cash equities and ETP transaction services that occur on BZX, BYX, EDGX and EDGA. It also includes the listings business where ETPs and the Company are listed on BZX.

Futures. Our Futures segment includes trading of futures on the VIX Index and other products that occur on CFE, our all-electronic futures exchange.

European Equities. Our European Equities segment includes pan‑European listed equities transaction services, ETPs, exchange‑traded commodities, and international depository receipts that occur on our MTF, and a listing and trading venue on our RM, which together we refer to as Cboe Europe Equities. It also includes the listed cash equities and exchange-traded products routed transaction services that occur on Cboe Chi-X Europe, as well as the listings business where ETPs can be listed on Cboe Europe Equities.
Global FX. Our Global FX segment includes institutional FX trading services that occur on the Cboe FX platform, as well as non-deliverable forward FX transactions executed on Cboe SEF.
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
Financial Summary
The comparability of our results of operations between reported periods is impacted by the acquisition of Bats on February 28, 2017. Operating results and other financial metrics for U.S. Equities, European Equities and Global FX represent activity for the seven months ended September 30, 2017. The following summarizes changes in financial performance for the three and nine months ended September 30, 2017 and 2016 and certain non-GAAP financial measures. These non-GAAP financials measures assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items management believes do not reflect our underlying operations. Please see the footnotes below for additional information and reconciliations from our condensed consolidated financial statements.

	Three Months Ended September 30,		Increase/	Percent	Nine Months Ended September 30,		Increase/	Percent
	2017	2016	(Decrease)	Change	2017	2016	(Decrease)	Change
	(in millions, except trading days, percentages and as noted below)				(in millions, except trading days, percentages and as noted below)
Total revenues	$611.4	$168.7	$442.7	262.4%	$1,608.4	$512.3	$1,096.1	214.0%
Total cost of revenues	341.7	32.5	309.2	951.4%	878.4	88.9	789.5	888.1%
Revenues less cost of revenues	269.7	136.2	133.5	98.0%	730.0	423.4	306.6	72.4%
Total operating expenses	150.4	70.4	80.0	113.6%	466.8	200.1	266.7	133.3%
Operating income	119.3	65.8	53.5	81.3%	263.2	223.3	39.9	17.9%
Income before income tax provision	105.9	67.4	38.5	57.1%	230.3	231.7	(1.4)	(0.6)%
Income tax provision	45.6	26.9	18.7	69.5%	86.8	91.1	(4.3)	(4.7)%
Net income	60.3	40.5	19.8	48.9%	143.5	140.6	2.9	2.1%
Net income allocated to common stockholders	$59.7	$40.3	$19.4	48.1%	$142.1	$140.0	$2.1	1.5%
Basic earnings per share	$0.53	$0.50	$0.03	6.0%	$1.35	$1.72	$(0.37)	(21.5)%
Diluted earnings per share	0.53	0.50	0.03	6.0%	1.34	1.72	(0.38)	(22.1)%
Organic net revenue (1)	157.1	136.2	20.9	15.3%	463.3	423.4	39.9	9.4%
EBITDA(2)	171.2	77.6	93.6	120.6%	396.1	265.7	130.4	49.1%
EBITDA margin(3)	63.5%	57%	6.5%	*	54.3%	62.8%	(8.5)%	*
Adjusted EBITDA(2)	$180.9	$85.0	$95.9	112.8%	$485.5	$269.7	$215.8	80.0%
Adjusted EBITDA margin(4)	67.1%	62.4%	4.7%	*	66.5%	63.7%	2.8%	*
Adjusted earnings(5)	$100.1	$47.2	$52.9	112.1%	$270.3	$145.6	$124.7	85.6%
Diluted weighted average shares outstanding	112.6	81.3	31.3	38.5%	105.8	81.5	24.3	29.8%
Diluted adjusted earnings per share	$0.89	$0.58	$0.31	53.4%	$2.56	$1.79	$0.77	43.0%
Options:
Average Daily Volume (ADV):
Total touched contracts	6.8	6.1	0.7	11.5%	6.9	6.2	0.7	11.3%
Market ADV	16.2	15.4	0.8	5.2%	16.5	16.1	0.4	2.5%
Index contract ADV	2.1	1.7	0.4	23.5%	2.0	1.7	0.3	17.6%
Trading days	63	64	(1)	(1.6)%	188	189	(1)	(0.5)%
U.S. Equities:
ADV:
Total touched shares ADV (in billions)	1.2	—	1.2	*	1.3	—	1.3	*
Market ADV (in billions)	6.1	—	6.1	*	6.5	—	6.5	*
Trading days	63	—	63	*	149	—	149	*
U.S. ETPs: launches (number of launches)	23	—	23	*	64	—	64	*
U.S. ETPs: listings (number of listings)	234	—	234	*	234	—	234	*
Futures:
ADV (in thousands)	331.1	243.6	87.5	35.9%	311.1	239.8	71.3	29.7%
Trading days	63	64	(1)	(1.6)%	188	189	(1)	(0.5)%
European Equities:
Average Daily Notional Value (ADNV):
Matched and touched ADNV (in billions)	€8.7	€—	€8.7	*	€9.6	€—	€9.6	*
Market ADNV (in billions)	€41.1	€—	€41.1	*	€45.2	€—	€45.2	*
Trading days	65	—	65	*	151	—	151	*
Average Euro/British pound exchange rate	£0.898	£0.848	£0.050	5.9%	£0.873	£0.800	£0.073	9.1%
Global FX:
ADNV (in billions)	$29.0	$—	$29.0	*	$28.7	$—	$28.7	*
Trading days	65	—	65	*	153	—	153	*
Market share:
Options	41.7%	28.4%	13.3%	*	40.3%	27.4%	12.9%	*
U.S. Equities	19.2%	—%	19.2%	*	19.2%	—%	19.2%	*
ETPs: launches	37.1%	—%	37.1%	*	37.9%	—%	37.9%	*
ETPs: listings	11.5%	—%	11.5%	*	11.5%	—%	11.5%	*

European Equities	21.1%	—%	21.1%	*	21.2%	—%	21.2%	*
Net capture:
Total Options (revenue per contract)(6)	$0.247	$0.302	$(0.055)	(18.2)%	$0.245	$0.325	$(0.080)	(24.6)%
Multiply Listed Options	0.061	0.064	(0.003)	(4.7)%	0.060	0.083	(0.023)	(27.7)%
Index Options	0.669	0.707	(0.038)	(5.4)%	0.690	0.709	(0.019)	(2.7)%
U.S. Equities (net capture per one hundred touched shares)(7)	0.022	—	0.022	*	0.023	—	0.023	*
Futures	1.752	1.709	0.043	2.5%	1.759	1.680	0.079	4.7%
European Equities (net capture per matched notional value in basis points)(8)	0.168	—	0.168	*	0.164	—	0.164	*
Global FX (net capture per one million dollars traded) (9)	$2.63	$—	$2.63	*	$2.63	$—	$2.63	*
Average British pound/U.S. dollar exchange rate	$1.309	$1.313	$(0.004)	(0.3)%	$1.274	$1.393	$(0.119)	(8.5)%
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

The following is a reconciliation of revenues less cost of revenues to organic net revenue (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues less cost of revenues	$269.7	$136.2	$730.0	$423.4
Recent acquisitions:
Bats revenues less cost of revenues (since acquisition)	$(112.6)	$—	$(266.7)	$—
Organic net revenue	$157.1	$136.2	$463.3	$423.4

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

The following tables are reconciliations of net income allocated to common stockholders to EBITDA and adjusted EBITDA (in millions):

	Three Months Ended September 30, 2017
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate Items and Eliminations	Total
Net income (loss) allocated to common stockholders	$60.6	$29.6	$35.1	$2.9	$(3.5)	$(65.0)	$59.7
Interest	—	—	—	—	—	10.5	10.5
Income tax provision	—	—	—	—	—	45.6	45.6
Depreciation and amortization	14.0	23.9	0.4	7.7	9.1	0.3	55.4
EBITDA	74.6	53.5	35.5	10.6	5.6	(8.6)	171.2
Acquisition-related costs	—	—	—	—	—	5.5	5.5
Change in contingent consideration	—	—	—	—	0.4	—	0.4
Provision for uncollectable convertible notes receivable	3.8	—	—	—	—	—	3.8
Adjusted EBITDA	$78.4	$53.5	$35.5	$10.6	$6.0	$(3.1)	$180.9

	Three Months Ended September 30, 2016
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate Items and Eliminations	Total
Net income (loss) allocated to common stockholders	$17.2	$—	$25.5	$—	$—	$(2.4)	$40.3
Interest	0.3	—	—	—	—	(0.1)	0.2
Income tax provision	26.9	—	—	—	—	—	26.9
Depreciation and amortization	9.3	—	0.6	—	—	0.3	10.2
EBITDA	53.7	—	26.1	—	—	(2.2)	77.6
Acquisition-related costs	—	—	—	—	—	8.6	8.6
Gain on settlement of contingent consideration	—	—	—	—	—	(1.4)	(1.4)
Accelerated stock-based compensation	—	—	—	—	—	0.2	0.2
Adjusted EBITDA	$53.7	$—	$26.1	$—	$—	$5.2	$85.0

	Nine Months Ended September 30, 2017
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate Items and Eliminations	Total
Net income (loss) allocated to common stockholders	$149.1	$74.2	$94.4	$5.5	$(8.9)	$(172.2)	$142.1
Interest	—	—	—	—	—	30.9	30.9
Income tax provision	37.7	0.9	—	2.5	0.1	45.6	86.8
Depreciation and amortization	39.1	56.4	1.1	17.6	21.2	0.9	136.3
EBITDA	225.9	131.5	95.5	25.6	12.4	(94.8)	396.1
Acquisition-related costs	—	—	—	—	—	75.4	75.4
Change in contingent consideration	—	—	—	—	1.1	—	1.1
Provision for uncollectable convertible notes receivable	3.8	—	—	—	—	—	3.8
Accelerated stock-based compensation	—	—	—	—	—	9.1	9.1
Adjusted EBITDA	$229.7	$131.5	$95.5	$25.6	$13.5	$(10.3)	$485.5

	Nine Months Ended September 30, 2016
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate Items and Eliminations	Total
Net income (loss) allocated to common stockholders	$70.2	$—	$72.2	$—	$—	$(2.4)	$140.0
Interest	0.3	—	—	—	—	(0.1)	0.2
Income tax provision	91.1	—	—	—	—	—	91.1
Depreciation and amortization	31.0	—	2.4	—	—	1.0	34.4
EBITDA	192.6	—	74.6	—	—	(1.5)	265.7
Acquisition-related costs	—			—	—	9.3	9.3
Legal settlement	—	—	—	—	—	(5.5)	(5.5)
Assessment of computer-based lease taxes for prior period use	—	—	—	—	—	0.3	0.3
Accelerated stock-based compensation	—	—	—	—	—	1.3	1.3
Gain on settlement of contingent consideration	—	—	—	—	—	(1.4)	(1.4)
Adjusted EBITDA	$192.6	$—	$74.6	$—	$—	$2.5	$269.7

(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(4)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.

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

The following is a reconciliation of net income to adjusted earnings (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income allocated to common stockholders	$59.7	$40.3	$142.1	$140.0
Amortization	42.6	0.3	99.6	0.9
Acquisition-related costs	5.5	8.6	75.4	9.3
Provision for uncollectable convertible notes receivable	3.8	—	3.8	—
Debt issuance cost	—	—	0.9	—
Assessment of computer-based lease taxes	—	—	—	0.3
Acceleration of stock based compensation	—	—	9.1	—
Other compensation related items	—	0.2	—	1.3
Legal settlement	—	—	—	(5.5)
Interest and other borrowing costs	—	0.2	4.3	0.2
Change in contingent consideration	0.4	—	1.1	—
Gain on settlement of contingent consideration	—	(1.4)	—	(1.4)
Change in redemption value of noncontrolling interest	0.2	0.3	0.8	0.8
Tax effects of adjustments	(19.1)	(1.3)	(73.1)	(0.3)
Re-measurement of deferred tax assets and liabilities as a result of corporate rate increases in Illinois	7.4	—	7.4	—
Net income allocated to participating securities	(0.4)	—	(1.1)	—
Adjusted earnings	$100.1	$47.2	$270.3	$145.6

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

(8)
Net capture per matched notional value refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Equities and the number of trading days for the period.

(9)
Net capture per one million dollars traded refers to transaction fees less liquidity payments, if any, divided by the product of one-thousandth of ADNV traded on the Cboe FX market and the number of trading days, divided by two, which represents the buyer and seller that are both charged on the transaction for the period.

Revenues
Total revenues increased in the three and nine months ended September 30, 2017, primarily as a result of our acquisition of Bats that contributed $411.6 million and $1,017.4 million, respectively.
The following summarizes changes in revenues for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016:

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2017	2016			2017	2016
	(in millions, except percentages)				(in millions, except percentages)
Transaction fees	$423.3	$124.5	$298.8	240.0%	$1,133.6	$378.3	$755.3	199.7%
Access fees	30.1	13.0	17.1	131.5%	77.6	39.4	38.2	97.0%
Exchange services and other fees	20.0	11.4	8.6	75.4%	55.3	34.2	21.1	61.7%
Market data fees	46.8	8.3	38.5	463.9%	117.3	24.5	92.8	378.8%
Regulatory fees	83.5	9.1	74.4	817.6%	205.1	27.4	177.7	648.5%
Other revenue	7.7	2.4	5.3	220.8%	19.5	8.5	11.0	129.4%
Total revenues	$611.4	$168.7	$442.7	262.4%	$1,608.4	$512.3	$1,096.1	214.0%
Transaction Fees
Transaction fees increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily driven by the acquisition of Bats that contributed $271.1 million and $689.3 million, respectively.  The remaining increase was primarily driven by increased ADV in index options of 23.5% for the three months ended September 30, 2017 and 17.6% in the nine months ended September 30, 2017. Also contributing to the increase was an increased futures ADV of 35.9% for the three months ended September 30, 2017 and 29.7% for the nine months ended September 30, 2017.
Access fees
Access fees increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily driven by the Bats acquisition that contributed $18.5 million and $42.4 million, respectively. This was offset by decreases driven by pricing decreases for market maker permits and floor broker permits effective in the first quarter of 2017.
Exchange services and other fees
Exchange services and other fees increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily driven by the Bats acquisition that contributed $7.5 million and $17.6 million, respectively.
Market Data Fees
Market data fees increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to the Bats acquisition that contributed $38.1 million and $90.2 million, respectively.
Regulatory Fees
Regulatory transaction fees increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to the acquisition of Bats that contributed $72.6 million and $170.7 million, respectively.
Other Revenue
Other revenue increased for the three and nine months ended September 30, 2017 compared to the same period in 2016 primarily due to the Bats acquisition that contributed $3.7 million and $7.2 million, respectively.

Cost of Revenues
Cost of revenues increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to the acquisition of Bats.
The following summarizes changes in cost of revenues for the three and nine months ended September 30, 2017 compared to the three months ended September 30, 2016:

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2017	2016			2017	2016
	(in millions, except percentages)				(in millions, except percentages)
Liquidity payments	$234.3	$9.5	$224.8	*	$606.1	$23.2	$582.9	*
Routing and clearing	9.4	3.6	5.8	161.1%	27.9	7.9	20.0	253.2%
Section 31 fees	75.9	—	75.9	*	180.5	—	180.5	*
Royalty fees	22.1	19.4	2.7	13.9%	63.9	57.8	6.1	10.6%
Total cost of revenues	$341.7	$32.5	$309.2	951.4%	$878.4	$88.9	$789.5	888.1%
*Not meaningful
Liquidity Payments
Liquidity payments increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily driven by the Bats acquisition that contributed $219.3 million and $561.7 million, respectively.
Routing and Clearing
The increase in routing and clearing fees for the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily driven by the Bats acquisition that contributed $7.7 million and $19.7 million, respectively.
Section 31 Fees
Section 31 fees increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily driven by the Bats acquisition that contributed $71.9 million and $169.0 million, respectively.
Royalty Fees
Royalty fees increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to higher trading volume in licensed products.
Revenues Less Cost of Revenues
Revenues less cost of revenues increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to the acquisition of Bats.
The following tables summarize the components of revenues less cost of revenues for the three and nine months ended September 30, 2017, presented as a percentage of revenues less cost of revenues and compared to the three and nine months ended September 30, 2016:

	Three Months Ended September 30,		Increase/	Percent	Nine Months Ended September 30,		Increase/	Percent
	2017	2016	(Decrease)	Change	2017	2016	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Transaction fees less liquidity payments and routing and clearing costs	$179.6	$111.4	$68.2	61.2%	$499.6	$347.2	$152.4	43.9%
Access fees	30.1	13.0	17.1	131.5%	77.6	39.4	38.2	97.0%
Exchange services and other fees	20.0	11.4	8.6	75.4%	55.3	34.2	21.1	61.7%
Market data fees	46.8	8.3	38.5	463.9%	117.3	24.5	92.8	378.8%
Regulatory fees, less Section 31 fees	7.6	9.1	(1.5)	(16.5)%	24.6	27.4	(2.8)	(10.2)%
Royalty fees	(22.1)	(19.4)	(2.7)	13.9%	(63.9)	(57.8)	(6.1)	10.6%
Other	7.7	2.4	5.3	220.8%	19.5	8.5	11.0	129.4%
Revenues less cost of revenues	$269.7	$136.2	$133.5	98.0%	$730.0	$423.4	$306.6	72.4%
Transaction Fees Less Liquidity Payments and Routing and Clearing Costs
Transaction fees less liquidity payments and routing and clearing costs increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily driven by the acquisition of Bats that contributed $44.2 million and $107.9 million, respectively.  The remaining increase was primarily due to higher trading volumes in index options and futures in both the three and nine months ended September 30, 2017.
Access Fees
Access fees increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily driven by the Bats acquisition that contributed $18.5 million and $42.4 million, respectively. This was partially offset by decreases driven by pricing decreases for market maker permits and floor broker permits effective in the first quarter of 2017.
Exchange services and other fees
Exchange services and other fees increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily driven by the Bats acquisition that contributed $7.5 million and $17.6 million, respectively.
Market Data Fees
Market data fees increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to the Bats acquisition that contributed $38.1 million and $90.2 million, respectively.
Regulatory Fees, less Section 31 Fees
Regulatory fees decreased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to a decrease in options regulatory fees reflecting lower regulatory costs to oversee the options markets.
Royalty Fees
Royalty fees increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to higher trading volume in licensed products.
Other
Other revenue increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due the Bats acquisition that contributed $3.6 million and $6.8 million, respectively.
Operating Expenses
Total operating expenses increased 114% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to incremental operating expenses of Bats in 2017. For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 acquisition-related costs of $75.4 million for the Bats acquisition drove the increase in operating expenses. Incremental operating expenses of Bats from the acquisition date to September 30, 2017 also contributed to the increase primarily in depreciation and amortization and compensation and benefits. The following summarizes changes in operating expenses for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016:

	Three Months Ended September 30,		Increase/	Percent	Nine Months Ended September 30,		Increase/	Percent
	2017	2016	(Decrease)	Change	2017	2016	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Operating expenses:
Compensation and benefits	$50.4	$28.3	$22.1	78.1%	$148.2	$83.9	$64.3	76.6%
Depreciation and amortization	55.4	10.2	45.2	443.1%	136.3	34.4	101.9	296.2%
Technology support services	11.4	5.6	5.8	103.6%	30.9	17.0	13.9	81.8%
Professional fees and outside services	17.6	12.7	4.9	38.6%	48.9	41.0	7.9	19.3%
Travel and promotional expenses	4.5	2.6	1.9	73.1%	12.0	7.6	4.4	57.9%
Facilities costs	2.9	1.3	1.6	123.1%	7.7	4.2	3.5	83.3%
Acquisition-related costs	5.5	8.6	(3.1)	(36.0)%	75.4	8.6	66.8	776.7%
Change in contingent consideration	0.4	—	0.4	*	1.1	—	1.1	*
Other expenses	2.3	1.1	1.2	109.1%	6.3	3.4	2.9	85.3%
Total operating expenses	$150.4	$70.4	$80.0	113.6%	$466.8	$200.1	$266.7	133.3%
* Not meaningful

Compensation and Benefits
Compensation and benefits increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily driven by the incremental costs for additional employees from the Bats acquisition of $22.0 million and $51.4 million, respectively. The remainder of the increase during the nine month period was due to the acceleration of stock-based compensation due to a change in the vesting terms in the first quarter of 2017.
Depreciation and Amortization
Depreciation and amortization increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily driven by amortization of purchased intangible assets acquired from the Bats acquisition of $45.5 million and $106.6 million, respectively.
Technology Support Services
Technology support services costs increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily driven by incremental expense from the acquisition of Bats that contributed $5.9 million and $14.0 million, respectively.
Professional Fees and Outside Services
Professional and outside services fees increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily driven by incremental expense from the acquisition of Bats that contributed $4.6 million and $9.8 million, respectively.
Acquisition-related costs
Acquisition-related costs increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily driven by our acquisition of Bats. Acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance and retention costs, impairment of capitalized software and other external costs directly related to the mergers and acquisitions.
Operating Income
As a result of the items above, operating income for the three months ended September 30, 2017 was $119.3 million compared to $65.8 million for same period in 2016. Operating income for the nine months ended September 30, 2017 was $263.2 million compared to $223.3 million for same period in 2016.

Interest Expense, Net
Net interest expense increased in the three and nine months ended September 30, 2017 primarily due to $11.0 million and $32.0 million, respectively, in interest expense related to the financing of the Bats acquisition. To finance the cash required for the acquisition, we entered into a $1.0 billion term loan agreement and issued $650 million in aggregate principal amount of 3.650% senior notes. In June 2017, we issued $300 million in aggregate principal amount of 1.950% senior notes and used the net proceeds to pay down a portion of the term loan. See Note 11, Debt, to the condensed consolidated financial statements for a discussion of debt agreements.
Other (Expense) Income
Other (expense) income increased for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 driven by the provision for uncollectable convertible notes receivable of $3.8 million related to our investment in Tradelegs, LLC.
Income Before Income Tax Provision
As a result of the above, income before income tax provision for the three months ended September 30, 2017 was $105.9 million compared to $67.4 million for the same period in 2016, an increase of $38.5 million.  For the nine months ended September 30, 2017 income before income tax provision was $230.3 million compared to $231.7 million for the same period in 2016, a decrease of $1.4 million.
Income Tax Provision
For the three months ended September 30, 2017, the income tax provision was $45.6 million compared with $26.9 million for the same period in 2016. The effective tax rate for the three months ended September 30, 2017 was 43.1% compared to 39.9% for the three months ended September 30, 2016.  The increase in the effective tax rate for the three months ended September 30, 2017 against the comparable period in the prior year was primarily due to a re-measurement of our deferred tax assets and liabilities as a result of a 1.75% corporate income tax rate increase in Illinois enacted on July 6, 2017.
For the nine months ended September 30, 2017, the income tax provision was $86.8 million compared with $91.1 million for the same period in 2016. The effective tax rate for the nine months ended September 30, 2017 was 37.7% compared to 39.3% for the nine months ended September 30, 2016.  The decrease in the effective tax rate for the nine months ended September 30, 2017 against the comparable period in the prior year was primarily due to discrete events during the nine-month period, mainly the re-measurement of tax reserves and excess tax benefits associated with the exercise and vesting of stock-based compensation.
Net Income
As a result of the items above, net income for the three months ended September 30, 2017 was $60.3 million compared to $40.5 million for the three months ended September 30, 2016, an increase of $19.8 million.
As a result of the items above, net income for the nine months ended September 30, 2017 was $143.5 million compared to $140.6 million for the nine months ended September 30, 2016, an increase of $2.9 million.
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

The following summarizes our total revenues by segment (in millions, except percentages):

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended September 30,		Percent Change	Three Months Ended September 30,		Nine Months Ended September 30,		Percent Change	Nine Months Ended September 30,
	2017	2016		2017	2016	2017	2016		2017	2016
Options	$224.8	$139.2	61.5%	36.8%	82.5%	$651.0	$426.8	52.5%	40.5%	83.3%
U.S. Equities	308.5	—	*	50.5%	—%	759.8	—	*	47.3%	—%
Futures	40.3	29.5	36.6%	6.6%	17.5%	107.7	85.5	26.0%	6.7%	16.7%
European Equities	26.3	—	*	4.3%	—%	63.2	—	*	3.9%	—%
Global FX	11.3	—	*	1.8%	—%	26.2	—	*	1.6%	—%
Corporate Items and Eliminations	0.2	—	*	—%	—%	0.5	—	*	—%	—%
Total revenues	$611.4	$168.7	262.4%	100.0%	100.0%	$1,608.4	$512.3	214.0%	100.0%	100.0%
*  Not meaningful
Options
The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended September 30,		Percent	Three Months Ended September 30,		Nine Months Ended September 30,		Percent	Nine Months Ended September 30,
	2017	2016	Change	2017	2016	2017	2016	Change	2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$130.7	$107.8	21.2%	21.4%	63.9%	$386.3	$341.1	13.3%	24.0%	66.5%
Operating expenses	66.4	65.2	1.8%	10.9%	38.6%	195.8	182.6	7.2%	12.2%	35.6%
Operating income	$64.3	$42.6	50.9%	10.5%	25.3%	$190.5	$158.5	20.2%	11.8%	30.9%

EBITDA (1)	$74.6	$53.7	38.9%	12.1%	31.8%	$225.9	$192.6	17.3%	14.0%	37.6%
EBITDA margin (2)	57.1%	49.8%	*	*	*	58.5%	56.5%	*	*	*
*  Not meaningful
(1) See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2) EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $22.9 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily driven by the acquisition of Bats, which contributed $12.6 million and a 23.5% increase in index ADV partially offset by a 5.4% decrease in index options RPC and decreased Cboe Options and C2 access fees in the third quarter of 2017. For the three months ended September 30, 2017, the Options segment’s operating income increased $21.7 million compared to the three months ended September 30, 2016.
Revenues less cost of revenues increased $45.2 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily driven by the acquisition of Bats, which contributed $27.2 million and a 17.6% increase in index ADV partially offset by a 2.7% decrease in index options RPC.  For the nine months ended September 30, 2017, the Options segment’s operating income increased $32.0 million compared to the nine months ended September 30, 2016.

U.S. Equities
The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBIDTA margin for our U.S. Equities segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended September 30,		Percent	Three Months Ended September 30,		Nine Months Ended September 30,		Percent	Nine Months Ended September 30,
	2017	2016	Change	2017	2016	2017	2016	Change	2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$70.2	$—	*	11.5%	—%	$170.1	$—	*	10.6%	—%
Operating expenses	40.3	—	*	6.6%	—%	94.7	—	*	5.9%	—%
Operating income	$29.9	$—	*	4.9%	—%	$75.4	$—	*	4.7%	—%

EBITDA (1)	$53.5	$—	*	8.8%	—%	$131.5	$—	*	8.2%	—%
EBITDA margin (2)	76.2%	*	*	*	*	77.3%	*	*	*	*
*  Not meaningful
(1) See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2) EBITDA margin represents EBITDA divided by revenues less cost of revenues.
For the three and nine months ended September 30, 2017, U.S. Equities contributed revenues less costs of revenues of $70.2 million and $170.1 million, respectively, and operating income of $29.9 million and $75.4 million, respectively, resulting from our acquisition of Bats on February 28, 2017.
Futures
The following summarizes revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended September 30,		Percent	Three Months Ended September 30,		Nine Months Ended September 30,		Percent	Nine Months Ended September 30,
	2017	2016	Change	2017	2016	2017	2016	Change	2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$38.9	$28.4	37.0%	6.4%	16.8%	103.9	82.3	26.2%	6.5%	16.1%
Operating expenses	3.5	2.9	20.7%	0.6%	1.7%	9.2	10.1	(8.9)%	0.6%	2.0%
Operating income	$35.4	$25.5	38.8%	5.8%	15.1%	$94.7	$72.2	31.2%	5.9%	14.1%

EBITDA (1)	$35.5	$26.1	36.0%	5.8%	15.5%	$95.5	$74.6	28.0%	5.9%	14.6%
EBITDA margin (2)	91.3%	91.9%	*	*	*	91.9%	90.6%	*	*	*
*  Not meaningful
(1) See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2) EBITDA margin represents EBITDA divided by revenues less cost of revenues.
For the three months ended September 30, 2017 compared to the same period in 2016, the net revenue and operating income increased $10.5 million and $9.9 million, respectively, primarily driven by a 35.9% increase in ADV, from 244 thousand contracts per day in 2016 to 331 thousand contracts per day in 2017 and a 2.5% increase in revenue per contract.

For the nine months ended September 30, 2017 compared to the same period in 2016, the net revenue and operating income increased $21.6 million and $22.5 million, respectively, primarily driven by a 29.7% increase in ADV, from 240 thousand contracts per day in 2016 to 311 thousand contracts per day in 2017 and a 4.7% increase in revenue per contract.
European Equities
The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our European Equities segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended September 30,		Percent Change	Three Months Ended September 30,		Nine Months Ended September 30,		Percent Change	Nine Months Ended September 30,
	2017	2016		2017	2016	2017	2016		2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$18.4	$—	*	3.0%	—%	$43.0	$—	*	2.7%	—%
Operating expenses	15.7	—	*	2.6%	—%	35.2	—	*	2.2%	—%
Operating income	$2.7	$—	*	0.4%	—%	$7.8	$—	*	0.5%	—%

EBITDA (1)	$10.6	$—	*	1.7%	—%	$25.6	$—	*	1.6%	—%
EBITDA margin (2)	57.6%	*	*	*	*	59.5%	*	*	*	*
*  Not meaningful
(1) See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2) EBITDA margin represents EBITDA divided by revenues less cost of revenues.
For the three and nine months ended September 30, 2017, the European Equities segment contributed revenues less cost of revenues of $18.4 million and $43.0 million, respectively, and operating income of $2.7 million and $7.8 million, respectively, resulting from our acquisition of Bats on February 28, 2017.
Global FX
The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended September 30,		Percent Change	Three Months Ended September 30,		Nine Months Ended September 30,		Percent	Nine Months Ended September 30,
	2017	2016		2017	2016	2017	2016	Change	2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$11.3	$—	*	1.8%	—%	$26.2	$—	*	1.6%	—%
Operating expenses	14.8	—	*	2.4%	—%	35.0	—	*	2.1%	—%
Operating (loss) income	$(3.5)	$—	*	(0.6)%	—%	$(8.8)	$—	*	(0.5)%	—%

EBITDA (1)	$5.6	$—	*	0.9%	—%	$12.4	$—	*	0.8%	—%
EBITDA margin (2)	49.6%	*	*	*	*	47.3%	*	*	*	*
*  Not meaningful
(1) See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and adjusted EBITDA, and management’s reasons for using such non-GAAP measures.
(2) EBITDA margin represents EBITDA divided by revenues less cost of revenues.

For the three and nine months ended September 30, 2017, the Global FX segment contributed revenues less cost of revenues of $11.3 million and $26.2 million, respectively, and an operating loss of $3.5 million and $8.8 million, respectively, resulting from our acquisition of Bats on February 28, 2017.
Seasonality
In the securities and FX industries, quarterly revenue fluctuations are common and are due primarily to seasonal variations in trading volumes, as well as competition and technological and regulatory changes. Our business may experience seasonal fluctuations, reflecting reduced trading activity.
Liquidity and Capital Resources
We expect our cash on hand at September 30, 2017 and other available resources to be sufficient to continue to meet our 2017 cash requirements. In the near term, we expect that our cash from operations and availability under our revolving credit facility will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, any dividends, and opportunities for common stock repurchases under the previously announced program. We also plan to utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 11 “Debt” of the condensed consolidated financial statements for further information.  Our long-term cash needs will depend on many factors including an introduction of new products, enhancements of current products, the geographic mix of our business and any potential acquisitions. We believe our cash from operations and the availability under our revolving credit facility will meet any long-term needs unless a significant acquisition is identified, in which case we expect that we would be able to borrow the necessary funds to complete such an acquisition.
Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of September 30, 2017 increased $27.5 million from December 31, 2016 primarily driven by the Bats acquisition and payment of long-term debt offset by the proceeds from long-term debt. See “—Cash Flow” below for further discussion.
Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $41.6 million as of September 30, 2017. The remaining balance was held in the United States and totaled $83.2 million as of September 30, 2017. No cash or cash equivalents were held outside of the United States as of December 31, 2016. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits. In connection with ETF.com, we have $1.8 million of restricted cash held to be paid to the sellers of ETF.com within 18 months after the acquisition date of April 1, 2016 upon release of seller indemnifications per the terms of the acquisition agreement.
Our financial investments include investments with original or acquired maturities longer than three months but that mature in less than one year from the statement of financial condition date and are recorded at fair value. As of September 30, 2017 and December 31, 2016, financial investments primarily consisted of U.S. Treasury securities.
Cash Flow
The following table summarizes our cash flow data for the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$178.9	$174.1
Net cash used in investing activities	(1,369.6)	(77.3)
Net cash provided by (used in) financing activities	1,214.3	(126.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3.9	—
	$27.5	$(29.5)
Net Cash Flows Provided by Operating Activities
During the nine months ended September 30, 2017, net cash provided by operating activities was $39.7 million greater than net income. The variance is primarily attributed to our acquisition of Bats. Primarily as a result of the acquisition, we had depreciation and amortization totaling $136.3 million for the nine months ended September 30, 2017. This amount was offset by a change in the Section 31 fee payable of $110.1 million.

Net Cash Flows Used in Investing Activities
Net cash flows used in investing activities for the nine months ended September 30, 2017 and 2016 were $1,369.6 million, and $77.3 million. The variance is primarily attributed to our acquisition of Bats on February 28, 2017.
Net Cash Flows Provided by (Used in) Financing Activities
Net cash flows provided by (used in) financing activities for the nine months ended September 30, 2017 and 2016 were $1,214.3 million and $(126.3) million, respectively. We received proceeds from long-term debt of $1,944.2 million while making principal payments on long-term debt of $625.0 million and paying dividends totaling $87.4 million.
Financial Assets
The following summarizes our financial assets as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$124.8	$97.3
Financial investments	2.4	—
Cash collected for Section 31 fees	—	—
Adjusted cash (1)	$127.2	$97.3
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
Debt
The following summarizes our debt obligations as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016
Term Loan Agreement	$375.0	$—
3.650% Senior Notes	650.0	—
1.950% Senior Notes	300.0	—
Revolving Credit Agreement	—	—
Less unamortized discount and debt issuance costs	(12.6)	—
Total long-term debt	$1,312.4	$—

As of September 30, 2017 and December 31, 2016, we were in compliance with the covenants of our debt agreements.
In addition to the debt outstanding, as of September 30, 2017, we had an additional $150.0 million available through our revolving credit facility. Together with adjusted cash, we had $277.2 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of September 30, 2017.
Commercial Commitments and Contractual Obligations
As of September 30, 2017, our commercial commitments and contractual obligations included real property leases, operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent consideration and other obligations. See Note 21, Commitments and Contingencies, to the condensed consolidated financial statements for a discussion of commitments and contingencies and Note 11, Debt, for a discussion of the outstanding long-term debt.
Off Balance Sheet Arrangements
As of September 30, 2017 we did not have any off-balance sheet arrangements.

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
For the three and nine months ended September 30, 2017, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Euro(1)	British Pound (1)	Euro(1)	British Pound (1)
Foreign denominated % of:
Revenues	1.9%	1.8%	2.2%	2.0%
Cost of revenues	1.6%	—%	1.9%	—%
Operating expenses	0.4%	—%	0.1%	—%
Impact of 10% adverse currency fluctuation on:
Revenues	$1.1	$1.1	$3.5	$3.3
Cost of revenues	0.5	—	1.0	—
Operating expenses	0.1	—	—	—

(1) An average foreign exchange rate to the U.S. dollar for the period was used.
Equity Risk
Our investment in European operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European business are denominated in British pounds. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and income into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive loss (income) within stockholders' equity on our consolidated statements of financial condition. Our primary exposure to this equity risk as of September 30, 2017 is presented by foreign currency in the following table:

British Pound (1)
(in millions)
Net equity investment in Cboe Europe Equities	$689.9
Impact on consolidated equity of a 10% adverse currency fluctuation	$69.0

(1) Converted to U.S. dollars using the foreign exchange rate of British pounds into U.S. dollars as of September 30, 2017.

Credit Risk
We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by selecting the counterparties with which we make investments and execute agreements.
We do not have counterparty credit risk with respect to trades matched on our exchanges in the U.S and Europe. With respect to listed cash equities, we deliver matched trades of our customers to the National Security Clearing Corporation, NSCC, without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all transactions occurring on BZX, BYX, EDGX and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, EDGX and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades.
With respect to orders Trading routes to other markets for execution on behalf of our customers, Cboe Trading is exposed to some counterparty credit risk in the case of failure to perform on the part of our clearing firms, Morgan Stanley & Co. LLC (Morgan Stanley) or Wedbush Securities, Inc. (Wedbush Securities). Morgan Stanley and Wedbush Securities guarantee trades until one day after the trade date, after which time NSCC provides a guarantee. Thus, Cboe Trading is potentially exposed to credit risk to the counterparty to a trade routed to another market center between the trade date and one day after the trade date in the event that Morgan Stanley or Wedbush Securities fails. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the consolidated financial statements for these guarantees.
Similarly, with respect to orders in U.S. listed equity options, we route orders for execution to other national securities exchanges through either Trading or through affiliates of Bank of America Merrill Lynch, Wedbush Securities, Wolverine Execution Services, L.L.C. and Compass Professional Services, L.L.C. Trading has counterparty credit risk exposure to these firms until a trade settles (generally one day after the trade date). We believe that any potential requirement for us to make payments under these guarantees is remote. Accordingly, we have not recorded any liability in our consolidated financial statements for these guarantees.
Historically, we have not incurred any liability due to a customer’s failure to satisfy its contractual obligations as counterparty to a system trade. Credit difficulties or insolvency, or the perceived possibility of credit difficulties or insolvency, of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions.
We do not have counterparty credit risk with respect to institutional spot FX trades occurring on our platform because Cboe FX is not a counterparty to any FX transactions. All transactions occurring on our platform occur bilaterally between two banks or prime brokers as counterparties to the trade. While Cboe FX does not have direct counterparty risk, Cboe FX may suffer a decrease in transaction volume if a bank or prime broker experiences an event that causes other prime brokers to decrease or revoke the credit available to the prime broker experiencing the event. Therefore, Cboe FX may have risk that is related to the credit of the banks and prime brokers that trade FX on the Cboe FX platform.
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

As of the date of this Quarterly Report on Form 10-Q, the Company is the process of further integrating the acquired Bats operations into the overall internal controls over financial reporting. The Merger resulted in changes in the operating results for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.  Revenue less cost of revenue increased to $269.7 million, an increase of 98.0% over the three months ended September 30, 2016.  Total operating expenses increased 113.6% to $150.4 million.  As a result, net income allocated to common stockholders increased 48.1% to $59.7 million. Revenue less cost of revenue increased to $730.0 million, an increase of 72.4% over the nine months ended September 30, 2016.  Total operating expenses increased 133.3% to $466.8 million.  As a result, net income allocated to common stockholders increased 1.5% to $142.1 million.

Except as described above, no changes occurred in the Company’s internal control over financial reporting during third quarter 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings.

Cboe Global Markets, Inc. incorporates herein by reference the discussion set forth in Note 21 (“Commitments and Contingencies—Legal Proceedings”) of the condensed consolidated financial statements included herein.

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

As of September 30, 2017, the Company had $97.0 million of availability remaining under its existing share repurchase authorizations. We were not active in our share repurchase program during the third quarter of 2017.

Purchase of common stock from employees

The Company acquired 19,330 shares for a total cost of approximately $2.0 million during the three months ended September 30, 2017 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

Use of Proceeds

None.

Purchases of Equity Securities

None.

Item 3.        Defaults upon Senior Securities.

 None.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

None.

Item 6.        Exhibits.

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on October 17, 2017.

3.2	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on October 17, 2017.

12.1	Ratio of Earnings to Fixed Charges (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS	XBRL Instance Document (Filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBOE GLOBAL MARKETS, INC.
Registrant

		By:	/s/ Edward T. Tilly
Edward T. Tilly
Chief Executive Officer (Principal Executive Officer)
Date:	November 7, 2017

		By:	/s/ Alan J. Dean
Alan J. Dean
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 7, 2017