Form 10-K
period 2017-12-31
Cboe Global Markets, Inc.
filed 2018-02-22
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-34774

Cboe Global Markets, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5446972
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

400 South LaSalle Street
Chicago, Illinois	60605
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code

(312) 786-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share Common Stock, par value $0.01 per share	NASDAQ Global Select Market Cboe BZX

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the Registrant's outstanding voting common equity held by non-affiliates was approximately $11.4 billion based on the closing price of $91.40 per share of common stock.

The number of outstanding shares of the registrant's common stock as of February 15, 2018 was 112,704,945 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cboe Global Market’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2017, are incorporated by reference in Part III.

CBOE GLOBAL MARKETS, INC.

2017 FORM 10-K

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"Cboe," "we," "us," "our" or "the Company" refers to Cboe Global Markets, Inc. and its subsidiaries.
•	"Bats Global Markets" and "Bats" refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
•	"BYX" refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"BZX" refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"C2" refers to Cboe C2 Exchange, Inc. a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"Cboe Chi-X Europe" refers to our broker-dealer entity, Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United Kingdom.
•

"Cboe Europe Equities" refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the U.K. operator of our Multilateral Trading Facility ("MTF"), and our Regulated Market ("RM"), under its Recognized Investment Exchange ("RIE") status.

•	"Cboe FX" refers to Cboe FX Holdings, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"Cboe Options" refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"Cboe SEF" refers to Cboe SEF, LLC, our swap execution facility that is a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"Cboe Trading" refers to our broker-dealer entity, Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United States.
•	"CFE" refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.
•	"EDGA" refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"EDGX" refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"Exchanges" refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.
•	"FASB" refers to the Financial Accounting Standards Board.
•	"FCA" refers to the U.K. Financial Conduct Authority.
•	"FINRA" refers to the Financial Industry Regulatory Authority.
•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.
•	"Merger" refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
•	"NFA" refers to the National Futures Association.
•	"OCC" refers to The Options Clearing Corporation.
•	"OPRA" refers to Options Price Reporting Authority, LLC.
•	"SEC" refers to the U.S. Securities and Exchange Commission.
•	"SPX" refers to our S&P 500 Index exchange-traded options products.
•	"TPH" refers to either a Trading Permit Holder or a Trading Privilege Holder.
•	"VIX" refers to the Cboe Volatility Index methodology.

TRADEMARK AND OTHER INFORMATION

Cboe®, Bats®, BYX®, BZX®, Cboe Options Institute®, Cboe Vest®, Cboe Volatility Index®, CFE®, EDGA®, EDGX®, LiveVol® and VIX® are registered trademarks, and Cboe Global MarketsSM, Cboe Futures ExchangeSM, C2SM, SilexxSM and SPXSM and are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100® and S&P 500® are registered trademarks of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indexes are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. MSCI, and the MSCI index names are service marks of MSCI Inc., used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indexes are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.

This Annual Report on Form 10-K includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and our other filings with the SEC.

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

Some factors that could cause actual results to differ include:

•	the loss of our right to exclusively list and trade certain index options and futures products;
•	economic, political and market conditions;
•	compliance with legal and regulatory obligations;
•	price competition and consolidation in our industry;
•	decreases in trading volumes, market data fees or a shift in the mix of products traded on our exchanges;
•	legislative or regulatory changes;
•	increasing competition by foreign and domestic entities;
•	our dependence on and exposure to risk from third parties;
•	our index providers' ability to maintain the quality and integrity of their indexes and to perform under our agreements;
•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
•	our ability to attract and retain skilled management and other personnel, including those experienced with post acquisition integration;
•	our ability to accommodate trading volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;
•	our ability to protect our systems and communication networks from security risks, including cyber-attacks and unauthorized disclosure of confidential information;
•	challenges to our use of open source software code;
•	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;
•	damage to our reputation;
•	the ability of our compliance and risk management methods to effectively monitor and manage our risks;
•	our ability to manage our growth and strategic acquisitions or alliances effectively;
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

For a detailed discussion of these and other factors that might affect our performance, see Part I, Item 1A of this Report. We do not undertake, and expressly disclaim, any duty to update any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing.

PART I

Item 1.    Business

The following description of the business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2017. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Cboe Global Markets, Inc. is one of the world’s largest exchange holding companies, offering cutting-edge trading and investment solutions to investors around the world. The Company is committed to relentless innovation, connecting global markets with world-class technology, and providing seamless solutions that enhance the customer experience.

Cboe offers trading across a diverse range of products in multiple asset classes and geographies, including options, futures, U.S. and European equities, exchange-traded products (“ETPs”), global foreign exchange (“FX”) and multi-asset volatility products based on the VIX Index, the world’s barometer for equity market volatility. Cboe’s trading venues include the largest options exchange in the U.S. and the largest stock exchange by value traded in Europe. In addition, the Company is the second-largest stock exchange operator by volume in the U.S. and a leading market globally for ETP trading.

The Company reports the results of its operations in five business segments: Options, U.S. Equities, Futures, European Equities and Global FX. Our operating revenues consist primarily of transaction fees, regulatory fees, market data fees and connectivity fees. We also generate revenue from both the calculation and dissemination of index values and from the licensing of our proprietary products. Transaction fee revenues are generated on the contracts or shares traded on our exchanges. In 2017, approximately 70.2% of our operating revenues were generated by transaction fee revenues.

Our principal executive offices are located at 400 South LaSalle Street, Chicago, Illinois 60605, and our telephone number is (312) 786-5600. Our web site is www.cboe.com. Information contained on or linked through our web site is not incorporated by reference into this Annual Report on Form 10-K.

Our Business

Cboe Options was founded in 1973 as a non-stock corporation owned by its members. Cboe Options was the first organized marketplace for the trading of standardized, exchange-traded options on equity securities. In 2004, CFE began operations as a futures exchange. Cboe Global Markets was incorporated in the State of Delaware on August 15, 2006. In June 2010, Cboe Options demutualized, Cboe Options, CFE and C2 became wholly-owned subsidiaries of Cboe Global Markets and Cboe Global Markets completed its initial public offering. In October 2010, C2 initiated operations. As described in further detail below, on February 28, 2017, the Company completed the acquisition of Bats. Following the acquisition, on October 16, 2017, we changed our legal name from CBOE Holdings, Inc. to Cboe Global Markets, Inc.

On February 28, 2017, pursuant to the Agreement and Plan of Merger, dated as of September 25, 2016 (the “Merger Agreement”), by and among Cboe Global Markets, Bats, CBOE Corporation, a Delaware corporation and a wholly-owned subsidiary of Cboe (“Merger Sub”), and Cboe Bats, LLC (formerly CBOE V, LLC), a Delaware limited liability company and a wholly-owned subsidiary of Cboe (“Merger LLC”), Cboe completed the Merger of Merger Sub with and into Bats and the subsequent merger (the “Subsequent Merger”) of Bats with and into Merger LLC. As a result of the Merger, Bats became a wholly-owned subsidiary of Cboe. In connection with the Merger, the Company issued approximately 30 million shares of Cboe Global Markets common stock and paid approximately $956 million in cash. The Company entered into a term loan agreement and completed a notes offering, as described below, securing $1.65 billion to finance the cash portion of its acquisition of Bats as well as the repayment of Bats’ existing indebtedness.

The Merger significantly expanded the Company’s product lines across multiple asset classes, broadened its geographic reach with pan-European equities, added global FX markets and diversified its business mix with significant non-transactional revenue streams. The acquired business provides added trade execution, listing of ETPs, market data, trade reporting, connectivity and risk management solutions to brokers, market makers, asset managers, ETP issuers and other market participants, ultimately benefiting retail and institutional investors across multiple asset classes, including listed cash equity securities in the United States and Europe, listed equity options in the United States and institutional spot FX globally, as well as ETPs, including exchange-traded funds (“ETFs”), in the United States and Europe. In addition, the Company plans to utilize Bats’ leading proprietary trading technology by migrating trading in Cboe Options, C2 and CFE onto a single technology platform.

As a result of the Merger, beginning in 2017, the Company is reporting five business segments: Options, U.S. Equities, Futures, European Equities, and Global FX. Prior to this, the Company operated as a single reportable business segment as of December 31, 2016.

•

Options. The Options segment includes our options exchange business, which lists for trading options on (i) market indexes (“index options”), including the VIX Index, mostly on an exclusive basis, (ii) non-exclusive "multiply-listed" options, such as options on the stocks of listed individual corporations (“equity options”) and (iii) other ETPs, such as ETFs and exchange-traded notes (“ETN”). These options trade on Cboe Options, C2, BZX and EDGX.  Cboe Options is our primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single exchange is known as our Hybrid trading model. C2, BZX and EDGX are our all-electronic exchanges that also offer trading in listed options, and may operate with different market models and fee structures than Cboe Options.

•

U.S. Equities. The U.S. Equities segment includes listed cash equities and ETP transaction services that occur on BZX, BYX, EDGX and EDGA. It also includes ETP listing, market data revenue generated from the U.S. tape plans, and from the sale of proprietary market data, listed cash equities and ETPs routing transaction services, connectivity fees and advertising activity from ETF.com.

•	Futures. The Futures segment includes the business of our futures exchange, CFE, which lists futures on the VIX Index and bitcoin and other futures products.
•

European Equities. The European Equities segment includes the pan‑European listed cash equities transaction services, ETPs, exchange‑traded commodities, and international depository receipts that occur on the RIE, operated by Cboe Europe Equities. It also includes the listed cash equities and ETPs routed transaction services that occur through Cboe Chi-X Europe, as well as the listings business where ETPs can be listed on Cboe Europe Equities. Cboe Europe Equities operates two lit books, a periodic auctions book, a Large In Scale trading negotiation facility and two dark books on its MTF, and operates one lit book and one dark book on its RM. On its MTF books, Cboe Europe Equities offers trading in listed cash equity securities from 15 major European markets.

•

Global FX. The Global FX segment includes institutional FX services on the Cboe FX platform, which offers an independent, transparent electronic marketplace structure where institutional buyers and sellers worldwide can trade spot FX directly, either anonymously or on a disclosed basis with each other. The Global FX segment also includes non-deliverable forward FX transactions executed on Cboe SEF.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 - Segment Reporting to the notes to our Consolidated Financial Statements for discussion of total revenues, revenues before reimbursements, segment operating profit and total assets by business segment. Certain areas within our segments operate globally. For information regarding risks related to our international operations see “Risk Factors.”

The following chart illustrates volume for options (Cboe Options, C2 Options, BZX Options and EDGX Options); Futures (CFE); U.S. Equities (BZX Equities, BYX Equities, EDGA Equities, EDGX Equities); European Equities; and Global FX (Cboe FX) for the periods indicated (which includes information prior to the acquisition of Bats):

	Annual Volumes
	2017	2016	2015
Options ADV (in millions)	6.9	4.5	4.5
U.S. Equities ADV (in billions)	1.3	1.6	1.6
Futures ADV (in millions)	0.3	0.2	0.2
European Equities touched ADNV (in billions)	9.4	10.6	12.4
Global FX ADNV (in millions)	29.5	26.9	26.8

ADV= average daily volume

ADNV= average daily notional value

Competitive Strengths

We have established ourselves as a global leader and innovator in our industry. We believe we are well positioned to further enhance our leadership position through several key competitive strengths:

•

Innovative Products and Services. We are structured and committed to deliver a differentiated experience to our customers, through our offering of innovative proprietary products, order types, risk management tools and other products and services. We have also worked closely and collaboratively with market participants to introduce new products and services to meet the evolving needs of the industry, and we plan to continue these efforts. Products we have developed include index options, equity options, options and futures on the VIX Index and other volatility indexes, short duration options, including Weeklys, FLexible EXchange Options (“FLEX options”) and options strategy benchmark indexes. We have also developed products that enable our customers to monitor their order handling on our markets in real‑time, such as our user dashboard and latency reports.  We were the first U.S. options exchange to trade options during non-U.S. trading hours, offering extended trading hours in our exclusive proprietary products. We also connect with a growing customer base through trading and educational resources, including resources available through our website, the world-renowned Cboe Options Institute, participating at industry trade shows and industry forums.

•

Leading Proprietary Technology. Bats’ leading proprietary technology was designed in-house to optimize reliability, speed, scalability and versatility. The trading technology platforms have experienced very low operational downtime and have low latency. We believe that this reliability, capacity and speed gives our customers an additional incentive to use our platforms to mitigate trade execution risk, especially in times of extreme market volatility. We plan to utilize Bats’ leading proprietary trading technology by migrating trading on Cboe Options, C2 and CFE onto a single platform, which is expected to enhance reliability, speed, efficiency, versatility, resiliency and scalability and result in uniformity of customer experience across all of our markets.

•

Leading Market Position, Reputation and Brand. We are a leading global operator of securities exchanges and other electronic markets and have a strong market share in the markets we serve. Cboe Options, the largest U.S. options exchange, based on both contract volume and notional value, and one of the largest options exchanges in the world, is an options market leader. As the creator of listed options and other significant products in the listed options industry, including the VIX Index and VIX futures and options, Cboe is a leading brand name in the options and volatility space. In U.S. listed cash equities, we are the second largest exchange operator, with a market share of 19.0% of the overall U.S. equity market for the year ended December 31, 2017. In European-listed equities, we execute the largest notional value of pan-European equities traded by a single market operator, with a market share of 21.0% of European trading in the securities available for trading on Cboe Europe Equities for the year ended December 31, 2017. In addition, we have a substantial presence in the spot FX markets, with an 13.4% market share of the publicly reported institutional spot FX markets for the year ended December 31, 2017. The combination of our attractive market positions, the quality of our markets and the expertise of our teams have enabled us to grow our market share across our markets.

•

Strategic Relationships and Partnerships. We have entered into licensing agreements with index providers under which we have rights to create volatility indexes and offer options and futures products on their indexes. We have also formed partnerships with key providers to develop new products and services. See “Proprietary Products-Strategic Relationships.”

Growth Strategy

Our mission is “to power your potential to stay ahead of an evolving market” and is brought to life through: (1) relentless innovation to expand our diverse offering for investors around the world, (2) cutting-edge technology to connect customers to global markets, and (3) seamless solutions to enhance the customer experience through insights, education, data, analytics and more.  We expect to further grow our business and increase our revenues and profitability by following our mission and pursuing the following growth strategies:

•

Expand Our Customer Base. The acquisition of Bats expanded our customer base through geographic expansion and broader product offerings and leveraged alliances that complement our core business. We intend to continue our efforts to grow the use of our products domestically and internationally, by intensifying our business development efforts to target new retail investors and institutional investors and to inform them about how to trade our products, especially our proprietary products. With our expanded sales team through the Bats acquisition, we are able to increase our cross selling efforts and reach a larger group of potential customers domestically and internationally. We also intend to continue to offer investor education and a wide breadth of educational resources for both retail and institutional customers through the Cboe Options Institute and through our comprehensive website, as well and through our presence at industry trade shows and participation in industry forums. We have expanded, and intend to continue growing, our educational offerings, including through the Cboe Risk Management Conferences, now held annually in the United States, Europe and Asia. We were also recognized by the Japanese Financial Services Authority as a designated listing exchange in 2017 and by Hong Kong’s Mandatory Provident Fund Schemes Authority as an approved stock exchange in early 2018. We opened an office in Hong Kong in 2017 to further support our increasing international business development efforts.

•

Develop Innovative Products and Services. We are continuing to explore the development of index and other high margin derivative products to trade on our exchanges. We intend to license and create proprietary intellectual property to develop proprietary products that meet the needs of the derivatives industry, both through strategic relationships and internally developed products, while continuing to diversify our product line across asset classes. In addition, as market share and volumes on our exchanges and trading platforms continue to rise, we believe that additional proprietary market data, analytics and connectivity revenues can be generated while continuing to offer competitive pricing across all of our segments. In 2017, we continued to leverage relationships to extend our product offering by launching new products on S&P Select Sector indexes that are solely listed for trading on Cboe in the U.S. and appeal to European investors and launched futures on bitcoin.

•

Grow U.S. Equities by Expanding Listings. We were the number one market by continuous trading volume for ETPs in 2017, while remaining the number two U.S. market by volume for overall listed cash equity trading in 2017. We believe this trading market share leadership can be used to attract to us new ETP listings or transfers of existing ETPs listed on other exchanges in both the United States and Europe. In 2017, Cboe added to its U.S. market 89 new ETPs and 40 transfers. In addition to generating more revenues from increased trading volume in ETPs, we believe listing ETPs offers the opportunity to generate incremental fees from opening and closing auctions, as well as value‑added market data and analytics. In Europe, we are capitalizing on changes to regulatory transparency requirements that encourage ETP trading to migrate to regulated exchange markets like Cboe Europe Equities. We also expect continued

global industry expansion in ETP launches, trading volumes and assets, which we hope will create additional opportunities for us to serve issuers, liquidity providers and investors.
•

Offer Compelling Economic Models. We have designed our fees and pricing models to provide benefits to market participants that concentrate their overall trading activity, which we believe encourages market participants to increase their business with us. In our proprietary products, we offer discounts and incentives to certain participants based on relative volume and the use of selected strategies. In multiply-listed products and cash equities trading, we offer incentive programs to attract order flow to help our market participants manage both the fixed and transaction-based costs of trading. We regularly review the fees and pricing models for all of our exchanges to provide an industry-leading economic offering.

•

Continue to Enhance Our Leading Edge Technology.  We recognize that the opportunity to participate in the growth of the equities and derivatives market will be driven in great part by the trading functionality and technology capabilities that an exchange offers to market participants. We intend to use our strong in-house development capabilities and continued investment to further enhance and develop the functionality and capacity of our trading systems. See “Technology.”

•

Evaluate Strategic Opportunities. We evaluate strategic opportunities that we believe will enhance stockholder value. We specifically look for strategic opportunities beyond our current businesses that will capitalize on our core competencies and diversify our sources of revenue. We continue to form new alliances with various partners that leverage our strengths and enable us to diversify our product and business lines across new regions and asset classes. In addition to our transformative acquisition of Bats, in 2017, we acquired the assets of Silexx Financial Systems, LLC (“Silexx”), a company that develops, markets and supports an innovative order and execution management system (“OEMS”) for both buy- and sell-side customers.

Proprietary Products

In addition to our exchanges providing a marketplace and listing venue for the trading of securities and derivatives that meet criteria established in the rules of their respective exchanges, we also offer trading in products and licenses based on our own proprietary indexes and index methodologies. These include volatility index products based on various broad-based market indexes (such as the S&P 500, the S&P 100 and the Russell 2000), volatility indexes based on ETFs and individual stocks (such as the Cboe S&P 500 Implied Correlation Index and the Cboe S&P 500 Smile Index) and options strategy benchmarks (such as BuyWrite, PutWrite and Collar indexes based on the S&P 500 and Russell 2000 and BuyWrite indexes based on other broad-based market indexes). Our most frequently traded products are SPX options and VIX options and futures. In addition to any transaction fee revenue generated on products created based on these indexes, we have licensed others to use some of these indexes to create products and have entered into agreements whereby we have granted to others the rights to sub-license certain indexes. We generate revenue from both the calculation and dissemination of index values and from the licensing of our proprietary indexes.

These proprietary products are built both through our in-house research and development staff and our strategic relationships and license agreements with index providers. The following is a discussion of our strategic relationships and additional detail on our most frequently traded products, including SPX options and VIX options and futures.

Strategic Relationships

The Company has long-term business relationships with several providers of market indexes. We license their indexes, including on an exclusive basis, as the foundation for indexes, index options and other products. The Company also acquires interests in and forms partnerships with key providers to develop new products and services that are expected to capitalize on our core competencies and diversify our sources of revenue. Of particular note are the following:

•

S&P 500, S&P 100, S&P Select Sector Indexes. We have the exclusive right to offer options contracts on the S&P 500 Index, the S&P 100 Index and the S&P Select Sector Indexes as a result of a licensing arrangement with S&P Dow Jones Indices, LLC (“S&P”). Our license with S&P is through December 31, 2033, with an exclusive license to trade options on the S&P 500 Index through December 31, 2032. We are also authorized to use the S&P 500 Index and S&P 100 for the creation of Cboe volatility indexes, such as the VIX Index, and tradable products on those volatility indexes.

•

FTSE Russell Indexes. Under our license agreement with the London Stock Exchange Group’s leading global index franchises, Frank Russell Company and FTSE International Limited (together “FTSE Russell”), we have the exclusive right in the United States to offer options on more than two dozen FTSE Russell indexes, which represent a diverse group of domestic and global equities with international appeal. FTSE Russell indexes are among the largest and most widely used by investors in the United States, and U.S. ETFs tracking FTSE Russell indexes comprise some of the most actively traded globally. We offer options on the Russell 2000, Russell 1000, Russell 1000 Value, Russell 1000 Growth, FTSE Emerging Markets, FTSE 100 and FTSE China 50 Indexes.

•

MSCI. We have the exclusive right in the United States to offer options on six of MSCI’s indexes, including the MSCI EAFE and the MSCI Emerging Markets Indexes, as a result of a licensing arrangement with MSCI Inc. We offer options on the MSCI EAFE and the MSCI Emerging Markets Indexes.

•

Dow Jones Industrial Average ("DJIA"). We have the exclusive right during standard U.S. trading hours to offer options contracts on the DJIA and certain other Dow Jones indexes through December 31, 2033 as a result of a licensing arrangement with DJI Opco, LLC. We are also authorized to use these indexes to create Cboe volatility indexes and trade options, futures and other products on these indexes.

•

Cboe Vest.  We have a majority equity investment in Cboe Vest Financial Group, Inc. (“Cboe Vest”), an investment manager focused on Target Outcome Investment strategies. Cboe Vest offers mutual funds, including Cboe Vest S&P 500 Buffer Protect Strategy Fund and Cboe Vest Defined Distribution Strategy Fund.

•

Gemini.  In 2017, we entered into a multi-year license agreement with Gemini Trust Company, LLC (“Gemini”) that provides us with a multi-year exclusive global license permitting us to use Gemini’s market data, including Gemini daily bitcoin auction values, in the creation of bitcoin derivatives products for listing and trading. On December 10, 2017, cash-settled bitcoin futures were made available for trading on CFE.

SPX Options

The S&P 500 Index is an index comprised of 500 large-cap U.S. listed companies. It is one of the most commonly followed indexes, and is considered a bellwether for the U.S. economy. The options we offer on the S&P 500 Index are exclusive to Cboe and contribute substantially to our volumes and transaction fees. Because of its status as a bellwether, SPX is traded in a number of different trading strategies by customers with different goals, including pension funds hedging their equity exposure by buying put options, asset managers seeking enhanced returns by selling covered call options and hedge funds using risk-managed strategies to capture so-called “risk premia” embedded in option prices. We also offer SPX Weeklys options, which we believe that traders are using to fine tune the timing of hedging strategies and maximize the risk premium in strategies that involve the sale of options, such as covered call writing.

Volatility Trading

Cboe pioneered the volatility trading space with its introduction of futures on the VIX Index in 2004 and options on the VIX Index in 2006. The VIX Index is based on real-time prices of options on the S&P 500 Index and is designed to reflect investors’ consensus view of future 30-day expected stock market volatility. Since we started offering these products, we have seen trading from a number of different customer segments utilizing a number of different trading strategies, including hedging extreme stock market declines, also known as “tail risk” hedging, and risk-managed strategies that seek to capture the relative price changes of expected volatility at different times in the future. We also offer VIX Weeklys options and futures to provide investors with opportunities and tools to trade volatility over a shorter term.

Trading volumes in options and futures on the VIX Index may be especially sensitive to market volatility, with increases in volume generally occurring along with spikes in volatility. While we believe that there will be continued intrinsic growth in our volatility products, significant changes in the levels of market volatility may significantly impact volumes in these products.

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

Listing

BZX and Cboe Europe Equities serve as listing destinations for ETPs. In 2017, Cboe ETF Marketplace, a market specifically structured and designed for ETP issuers and their investors added 89 listings and won 32 percent of all new U.S. ETP listings. There are now 230 ETPs globally listed on Cboe ETF Marketplace, from 44 different issuers. We offer fully‑automated opening, closing and halt reopening auctions for our listed securities, which are designed to maximize the efficiency of the price discovery process.

Both BZX and Cboe Europe Equities also offer issuers the choice of a more traditional market maker program referred to as the Cboe Lead Market Maker (“LMM”) program on BZX and the Cboe Europe Equities Liquidity Provider Program (“LPP”) on Cboe Europe Equities. An LMM has certain quoting obligations and BZX pays the LMM an enhanced rebate for executions against its displayed orders in the issuer’s security and charges a reduced fee when the LMM executes against other orders in the issuer’s security on the BZX book. Under the LPP, Cboe Europe Equities offers three programs designed for participants that wish to provide liquidity by posting and maintaining executable quotes within certain set parameters with the result of providing liquidity on a regular and ongoing basis. BZX also offers the Cboe Liquidity Management Provider (“LMP”) Program (“LMP Program”). The LMP Program is a rewards-based program that incentivizes liquidity providers to make a better market in ETFs. Incentives are based on an LMP’s quote quality in the Cboe LMP securities, which include all Cboe-listed ETPs and certain non-Cboe-listed ETPs. Cboe Europe Equities also offers a competitive liquidity program (“CLP Program”), which is a rebate based scheme designed to encourage quoting activity. The CLP Program is a supplemental, rewards based program designed to encourage quoting competition among market makers in securities listed on Cboe Europe Equities. The CLP Program is funded by the issuer.

Market Data

We derive a portion of our revenue from market data fees from U.S. tape plans, including UTP, OPRA and the Consolidated Tape Association (“CTA”), which includes the Consolidated Quotation System (“CQS”). Fees, net of plan costs, from UTP, CTA and CQS are allocated and distributed to plan participants like us according to their share of tape fees based on a formula, required by Regulation NMS, which takes into account both trading and quoting activity.

We also provide a robust offering of market data products across multiple asset classes and geographic regions that are designed to suit our customers’ diverse needs. Products include real-time depth of book quotation information, auction and complex option information, top of book quotes and trades, last sale information, consolidated equity feeds, real-time index values, and trade reporting facility information. We also provide analytics services and historical information for our markets through multiple data services.

Our Models

To meet various market demands we utilize a variety of market and pricing models. Cboe Options utilizes various models in different listed options classes, with different combinations of customer priority, participation rights and pro-rata, modified pro-rata or price-time priority depending on the product. We have adopted a pro-rata model on listed equity options trading on C2 and EDGX. Cboe Options and EDGX utilize a “classic” pricing model that charges a fee to market makers and a portion of that fee is then provided back to customers’ brokers (known as payment for order flow). The classic pricing model also provides customers with rebates and volume incentive programs and charges fees to non-customers. In our proprietary products, we assess transaction fees on all participants, with the amount of the fee based on the market participant’s role and the origin of the underlying order, and subject to discounts based on relative volume or trading strategies.

CFE utilizes a price-time priority model for VIX futures and clients are charged transaction fees that vary depending on the type of market participant on whose behalf a trade is made and on whether the trade is executed through CFE’s central limit order book, or is a block trade. CFE also offers incentive programs for certain products that provide rebates on trades that qualify for the respective programs.

We have adopted a price-time priority model and “maker-taker,” “taker-maker” and “fee-fee” pricing models in certain of our markets. Under our “maker-taker” pricing model, on BZX (for both listed cash equity securities and listed equity options), EDGX (for listed cash equity securities) and C2 (options), a customer posting an order on our book (the “liquidity maker”) is paid a rebate for an execution occurring against that order, and a customer executing against an order resting on our book (the “liquidity taker”) is charged a fee. We generate a substantial portion of our operating income from the difference between the “maker” rebate and the “taker” fee. Although customers must pay a fee to access that liquidity, that fee is explicitly disclosed and charged to all customers on a non-discriminatory basis. Conversely, the BYX listed cash equity securities “taker-maker” pricing model provides that a liquidity taker will be paid a rebate, and the liquidity maker will be charged a fee. Historically, the taker-maker fees and rebates have been significantly less than the maker-taker rebates and fees. Finally, the EDGA “fee-fee” pricing model provides that a low fee is assessed for both the liquidity maker and liquidity provider.

The Cboe FX platform uses a price‑firmness-time priority model and clients are charged either a flat or tiered commission rate based upon the notional amount traded on the platform.

Our exchanges also charge fees for the opportunity to trade or access to our exchanges, including fees for trading-related functionality. To facilitate trading, we also charge fees for certain technology services, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services.

Customers

Our customers include financial institutions, institutional and individual investors and professional traders. Our equities and options customers in the United States include trading permit holders and members of Cboe Options, C2, BZX, BYX, EDGX and EDGA, which are SEC‑registered broker‑dealers, and the clients of those broker‑dealers. Our futures customers include banks, futures commission merchants, hedge funds, asset managers, proprietary trading firms and Commodity Trading Advisors.  Similarly, our equities’ customers in Europe are European Union (“E.U.”) regulated brokerage and proprietary trading firms, as well as sponsored access clients of these brokerage firms, and certain non-E.U. regulated and unregulated direct access participants. Our institutional spot FX customers include banks, broker‑dealers, hedge funds, asset managers, proprietary trading firms, Commodity Trading Advisors and corporates.  Access to our markets, trading rights and privileges depend upon the nature of the customer, such as whether the individual is a trading permit holder, trading privilege holder, member or participant of one of our markets.

Competition

The industry in which we operate is intensely competitive. We believe we face competition on a number of factors, including:

•	the price, quality and speed of our trade execution,

•	functionality and ease of use of our trading platforms,
•	range of our products and services,
•	integrity of our marketplaces,
•	technological innovation and adaption, and
•	our reputation.

We believe that we compete favorably with respect to these factors through a variety of methods, including:

•	offering access to a broad array of products and services, including proprietary products and market data;
•	offering fee schedules, pricing models that both attract order flow and provide incentives to liquidity providers;
•	providing advanced technology that offers broad functionality, low latency, fast execution, ease of use, scalability, reliability and security;
•	offering efficient, transparent and liquid marketplaces for trading using trading platforms;
•	offering deep and liquid markets with opportunities for price improvement;
•	maintaining close relationships with customers; and
•	providing customers with a comprehensive source of information on options and ETPs as well as extensive options education.

In our proprietary products, we compete against other futures exchanges and swap execution facilities that offer similar products, as well as against financial market participants that offer similar over-the-counter derivatives. We also compete against certain multiply-listed options products, such as options on SPY, which offer some of the market exposure of our proprietary products such as options on SPX.

The multiply-listed options industry is extremely competitive. We expect this trend to continue. The number of U.S. options exchanges that we compete with has significantly increased to 11 exchanges, as of December 31, 2017, in large part due to existing exchange holding companies opening new exchanges that offer different markets and pricing models on existing technology. Most of the equity options and options on ETPs listed and traded on our exchanges are also listed and traded on the other options exchanges. In addition, the options exchanges that we compete with set fees and rebates to attract multiply-listed options business to their exchanges, which has reduced the net revenue per contract that we generate from multiply-listed options, and the options exchanges that we compete with structure their options businesses in partnership with established market participants, such as consolidators, and other order flow providers, to increase their volume traded.

Our U.S. listed cash equity securities and listing services compete against national exchanges, regional exchanges and several alternative trading systems (“ATSs”). Market participants have multiple venues for the execution of orders, including national securities exchanges and numerous off‑exchange venues, including ATSs operating “dark pools” that do not publicly display quotations, “lit” ATSs that publicly display quotations operating as electronic communication networks, and broker‑dealers who internalize orders off‑exchange. Additionally, issuers have multiple venues for the listing of their products, including other national and regional exchanges.

The market for execution services in Europe has become significantly more competitive following the introduction of the Markets in Financial Instruments Directive (Directive 2004/39/EC) (“MiFID”). We expect that competition in pan-European trading will continue to increase in the near term, though the Directive on Markets in Financial Instruments (Directive 2014/65/EU) repealing Directive 2004/39/EC (“MiFID II”) and the Regulation on Markets in Financial Instruments (Regulation (EU) No 600/2014) (“MiFIR”) place more onerous conditions on trading venues and investment firms and restrict certain types of trading activity. New MTFs emerged that have captured significant market share from existing national exchanges. Our major competitors in Europe include 15 other equities exchanges as of December 31, 2017.

The spot FX market remains severely fragmented, with transparent automated marketplaces such as Cboe FX challenging a small number of similarly situated competitors. While the spot FX market recently has been experiencing a shift from competing interbank platforms to ECNs, the electronification of spot FX may encounter resistance from clients that still prefer to utilize the phone, instant chats, terminals and key banking relationships for price discovery and trading. Furthermore, electronification of FX appears to be experiencing more resistance outside the United States. The electronic spot FX market is also intensely competitive, with over 10 other venues competing for market share as of December 31, 2017.

In addition, demand for our market data faces competition from other securities exchanges, technology companies, third-party market data providers and information and software vendors, who have their own substantial market data distribution capabilities that serve as alternative means for receiving open market data feeds instead of connecting directly to our exchanges. The sale of our proprietary data products is also under competitive threat from ATSs and trading venues that offer similar products. Distributors and consumers of our market data may also use our market data as an input into a product that competes against one of our traded or cleared products.

Technology

Cboe Trading Technology

Cboe currently operates two distinct technology platforms for its equity, options and futures markets, Cboe Command and the Bats technology platform. Cboe Options, C2 and CFE are currently operating on Cboe Command. BZX, BYX, EDGA, EDGX and Cboe Europe Equities all operate on the Bats platform. We plan to utilize Bats’ leading proprietary technology by migrating trading on Cboe Options, C2 and CFE onto Bats’ trading platform. CFE’s migration to Bats’ trading platform is expect to be completed on February 25, 2018 and C2 is expected to be migrated on May 14, 2018. Until the migrations are completed, Cboe Options, C2 and CFE are expected to be operated on Cboe Command. In addition, Cboe operates a separate FX trading platform for Global FX.

Both of our trading platforms are developed, owned and operated in-house and are designed to optimize reliability, speed, scalability and versatility. Each of our exchanges provide different market models, appealing to different user bases and the trading technologies support all of them. Further, the technologies are designed to support many specialized features for each of the markets, including: dark books, trade reporting facility, systematic internalizer, Large-in-Scale, smart order routing, FLEX options, 24x5 trading and hybrid trading (combining electronic and open outcry).

Our trading platforms have experienced very low operational downtime and low latency. The trading platforms use readily available hardware, thereby minimizing capital outlays required for each new market entry. Also, in order to continue to implement new enhancements to the Bats technology platforms, new releases of software are deployed multiple times per month and deployed simultaneously in all of the applicable markets.

Disaster Recovery

We operate and maintain geographically diverse disaster recovery facilities for all of our markets. We expect that the disaster recovery facilities can be up and running in a short period of time and work with our market participants to ensure that the marketplace can be quickly reopened. We believe that our recovery time in the event of an outage is comparable to or better than that of our competitors. We regularly test our data center recovery plans and periodically carry out weekend tests using our back-up data centers, as well as an annual test with our U.S. trading participants. In Europe, we also regularly test our data center recovery plans and periodically carry out weekend tests which use our back-up data center, as well as an annual test with our European trading participants. We continue to work to improve both the availability of our technology and our disaster recovery facilities.

Routing and Clearing

OCC is the sole provider of clearing on all of our options and futures exchanges. National Securities Clearing Corporation (“NSCC”) is the sole provider of clearing on our U.S. listed cash equity exchanges. Cboe Europe Equities relies on LCH.Clearnet Group Limited (“LCH”), EuroCCP N.V., a Dutch domiciled clearing house (“EuroCCP”) and SIX x‑clear Ltd (“SIX x-clear”) to clear trades in European listed equity securities as part of an interoperable clearing model.

Cboe Trading is a routing broker-dealer used by our four U.S. equity exchanges and our BZX and EDGX exchanges for options. In Europe, Cboe Europe Equities uses our broker-dealer, Cboe Chi-X Europe, and is one of the few market centers in Europe that provides such routing services to its customers.

Regulatory Environment and Compliance

We are subject to regulation by the SEC, CTFC, FINRA and FCA and market participants may be subject to regulation by the SEC, CFTC, FINRA, FCA, Board of Governors of the Federal Reserve, U.S. Department of the Treasury and/or our foreign regulators. The following is a discussion of the more significant areas of regulation of us by the SEC, the CFTC, and certain European regulators.

Recent Developments

Laws and regulations regarding our business are frequently modified or changed to address perceived problems, new products, competition or at the request of market participants. In particular, both the SEC and CFTC are under new leadership as part of the transition to the Trump administration which adds additional uncertainty to the regulatory environment. The following is a summary of the general regulatory structure and brief discussion of recent regulatory developments that may significantly impact our business.

United States

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

Regulation AT requires the implementation of risk controls such as maximum order message and maximum order size parameters, and the establishment of standards for the development, testing and monitoring of automated trading systems, among other requirements. Automated Trading Persons ("AT Persons") and executing FCMs would be required to submit annual certifications to DCMs attesting to their compliance with Regulation AT, and DCMs would be required to establish programs for the periodic review and evaluation of compliance with Regulation AT by AT Persons and executing FCMs. Regulation AT also proposes to require the registration of certain proprietary traders and to require that these AT Persons become members of a registered futures association.

Although CFE may require additional resources to comply with the proposal if it were to be adopted by the CFTC, CFE does not expect that the proposal will have a material impact on CFE or its operations.

Equity Market Structure Advisory Committee

In January 2015, the SEC announced the formation of an Equity Market Structure Advisory Committee (“EMSAC”), which is designed to focus on the structure and operations of the U.S. equities markets. The EMSAC is composed of members designed to represent a cross‑section of those directly affected by, interested in, and/or qualified to provide advice to the SEC on matters related to equity market structure. The EMSAC charter, which was originally scheduled to expire in February 2017, was renewed twice and expired in January 2018 with EMSAC’s membership.

The EMSAC considered issues relating to Regulation NMS, the regulation of trading venues, including exchanges and ATSs, customer issues and market quality. In its public meetings, the EMSAC heard presentations and debated issues associated with the continued viability of the Order Protection Rule, or Rule 611 of Regulation NMS, the merits of reducing the access fee cap in Rule 610 of Regulation NMS, or banning the payment of rebates, as well as the merits of implementation of a so‑called “trade‑at” rule, which would generally constrain the ability of over‑the‑counter trading venues, such as dark pools, from transacting OTC or off‑exchange, unless the execution price is better than that being publicly displayed on exchanges, the U.S. equity market volatility events of August 24, 2015 and other issues affecting customers in the current U.S. equity market structure. The EMSAC was part of a broader review of equity market structure undertaken by the SEC. The EMSAC made policy recommendations to the SEC, such as recommending that the SEC propose a pilot program to adjust the access fee cap under Rule 610 of Regulation NMS. The SEC is not bound by these recommendations and has yet to proceed with rule‑making associated with the recommendations. We cannot predict or estimate the extent to which these regulations may affect us or our operations.

FX Global Code

In May 2017, a set of global principles of good practice (the “Global Code”) was published to promote the integrity and effective functioning of the wholesale foreign exchange market. Although the Global Code does not impose legal or regulatory obligations on market participants, it is intended to supplement local laws, rules and regulation by identifying good practices and processes. The Global Code was developed by a partnership between central banks and market participants from 16 jurisdictions around the world. The publication of the Global Code impacts our Global FX business, which has supported its development throughout the negotiation process and which has formally adhered to its principles as of September 2017 following the review and enhancement of its business practices.  The Global FX business will continue to be engaged with its membership and with the broader FX market as the effects of the publication of the Global Code continue to develop.

Europe

MiFID Review

The overarching objective of MiFID II and MiFIR is to further the stability, integrity, transparency and efficiency of E.U. financial markets, as well as to enhance investor protection. The “Level 1” legislation was approved in July 2014; detailed “Level 2” regulatory technical standards, drafted by the European Securities and Markets Authority (“ESMA”), and Delegated Acts were adopted by the European Commission (“E.C.”) during the second half of 2016; and “Level 3” interpretive work remained ongoing as of the date of the filing of this Annual Report on Form 10-K. MiFID II and MiFIR began to apply in January 2018. This legislation will result in a significant change in the European Union regulatory landscape for trading and clearing. Cboe Europe Equities and its customers have incurred significant costs related to the implementation of these requirements and may continue to incur additional costs as the regulation comes into effect.

Capital Markets Union

The E.C. has highlighted one of its top priorities as being the establishment of a fully functioning, well‑regulated Capital Markets Union by 2019. In February 2015, the E.C. adopted a Green Paper outlining its possible scope and highlighting five short‑term priority areas, including securitization, updating the Prospectus Directive, SME credit information, private placements and finalization of the European Long Term Investment Funds. An Action Plan of concrete steps was set out in September 2015, and an update of the list of initiatives was published in September 2016.

Orderly Markets

ESMA has implemented “Guidelines on systems and controls in an automated trading environment for trading platforms, investment firms and competent authorities.” The purpose of the guidelines is to ensure common, uniform and consistent application of MiFID and the Market Abuse Directive as they apply to the systems and controls required of: (i) trading platforms and investment firms in an automated trading environment; and (ii) trading platforms and investment firms in relation to the provision of direct market access and sponsored access. These requirements will be further enhanced by MiFID II and MiFIR and the Market Abuse Regulation (“MAR”) which came into effect on July 3, 2016. MAR extends the scope of the market abuse framework to new markets, new behaviors and new platforms.

OTC Derivatives, Central Counterparties and Trade Repositories

The European Market Infrastructure Regulation sets out new rules relating to OTC derivatives markets, central counterparties and trade repositories. The new rules introduce a reporting obligation for OTC derivatives markets, a clearing obligation for eligible OTC derivatives markets, measures to reduce counterparty credit and operational risk for bilateral OTC derivatives markets, CCPs, and trade repositories, and rules on the establishment of interoperability between CCPs. The regulation became effective in August 2012, with the first obligations effective beginning in March 2013. In addition, a new regulation governing the authorization and supervision of Central Securities Depositories was approved in September 2014, with the publication of most “Level 2” Regulatory Technical Standards in March 2017, for implementation in March 2019, and a recovery and resolution framework is currently being considered for CCPs.

Compliance

U.S. Securities Industry

Federal securities laws have established a two-tiered system for the regulation of securities exchanges and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws. The second tier consists of self-regulatory organizations (“SROs”), which are non-governmental entities that must register with and are regulated by the SEC. Cboe Options, C2, BZX, BYX, EDGX, and EDGA (the “Exchanges”) are SROs, each registered under Section 6 of the Exchange Act of 1934, as amended (“Exchange Act”) as a “national securities exchange,” and are subject to oversight by the SEC.

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

In general, an exchange SRO is responsible for operating its trading platforms consistent with its rules, and regulating its members through the adoption and enforcement of rules governing the business conduct of its members. The rules of the exchange must also assure fair representation of its members in the selection of its directors and administration of its affairs and, among other things, provide that one or more directors be representative of issuers or investors and not be associated with a member of the exchange or with a broker or dealer. Additionally, the rules of the exchange must be adequate to ensure fair dealing and to protect investors and may not impose any burden on competition not necessary or appropriate in furtherance of the purposes of the Exchange Act.

As registered national securities exchanges, virtually all facets of our Exchange operations are subject to the SEC’s oversight, as prescribed by the Exchange Act. The Exchange Act and the rules thereunder impose on us many regulatory and operational responsibilities, including record keeping and the day-to-day responsibilities for market operations and broker-dealer oversight. Furthermore, as SROs, the Exchanges are potentially subject to regulatory or legal action by the SEC or other interested parties. The SEC also has broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses, suspend or revoke our designation as a registered securities exchange or remove or censure any of our officers or directors who violate applicable laws or regulations. For example, on June 11, 2013, Cboe Options and C2 entered into a consent order with the SEC, under which Cboe Options and C2 were censured, ordered to cease and desist from violating certain sections of the Exchange Act, paid a fine of $6 million and agreed to complete certain undertakings. We have certified to the completion of these undertakings and are also required to certify until 2019. In addition, on January 12, 2015, EDGX and EDGA entered into a consent order with the SEC, under which EDGX and EDGA were censured, ordered to cease and desist from violating certain sections of the Exchange Act, paid a fine of $14 million and agreed to complete certain undertakings.  We have certified to the completion of these undertakings and are also required to certify until 2018.

As part of its regulatory oversight, the SEC conducts periodic reviews and inspections of exchanges, and the Exchanges have been subject to such routine reviews and inspections. To the extent such reviews and inspections result in regulatory or other changes, we may be required to modify the manner in which we conduct our business, which may adversely affect our business. We collect certain fees to cover Section 31 fees charged to the Exchanges by the SEC and certain fees derived from our regulatory function and fines in connection with our disciplinary proceedings. The Exchanges are responsible for the ultimate payment of Section 31 fess to the SEC. Additionally, under the rules of each of our options exchanges, as required by the SEC, any revenue derived from the regulatory fees and fines cannot be used for non-regulatory purposes.

Section 19 of the Exchange Act also provides that we must submit to the SEC proposed changes to any of the Exchanges’ rules, including revisions of their certificates of incorporation, bylaws, or other governing documents of the SROs or their parent companies. The SEC will typically publish the proposal for public comment, following which the SEC may approve or disapprove the proposal, as it deems appropriate. Certain categories of rule changes, like fee changes, can be effective on filing, but the SEC retains the ability to suspend or reject such filings within a prescribed period of time.

Futures and Swaps Industry-CFE and Cboe SEF

The operations of each of CFE and Cboe SEF are subject to regulation by the CFTC under the Commodity Exchange Act. The Commodity Exchange Act generally requires that futures trading in the United States be conducted on a commodity exchange and, in some cases, requires swaps trading to be conducted on swap execution facilities. The Commodity Exchange Act and CFTC regulations establish criteria for an exchange to be designated as a contract market on which futures and futures options contracts may be traded, and for a trading platform to be designated as a swap execution facility on which certain swaps may be traded. Designation as a contract market or swap execution facility for the trading of a specified futures or swaps contracts is non-exclusive. This means that the CFTC may permit additional exchanges or trading platforms to be contract markets or swap execution facilities for trading the same or similar contracts.

CFE is a designated contract market, and Cboe SEF is a swap execution facility, each of which is subject to the oversight of the CFTC and to a variety of ongoing regulatory and reporting responsibilities under the Commodity Exchange Act. As a designated contract market, CFE is required to comply with the applicable core principles and regulations under the Commodity Exchange Act, as is Cboe SEF as a swap execution facility. Each of CFE and Cboe SEF has surveillance and regulatory operations and procedures to monitor and enforce compliance by trading privilege holders with CFE rules, and by participants with SEF rules, as applicable. If CFE or Cboe SEF fails to comply with applicable laws, rules or regulations, it may be subject to censure, fines, cease-and-desist orders, suspension of its business, removal of personnel or other sanctions, including revocation of CFE’s designation as a contract market or Cboe SEF’s designation as a swap execution facility.

Europe

Our European stock exchange, Cboe Europe Equities, is located in London and subject to regulation in the United Kingdom and to certain European regulations. The current United Kingdom regulatory system was established by the Financial Services Act 2012 (“FSA12”), which amended the Financial Services and Markets Act 2000 (“FSMA”). The legislation replaced the previous financial services regulator, the Financial Services Authority, with three new bodies: The Financial Policy Committee (“FPC”), The Prudential Regulation Authority (“PRA”), and the FCA. The FPC is a committee of the Bank of England and sets policy for financial regulation. It is made up of the Governor and other senior figures within the Bank, along with the chief executives of the PRA and FCA and senior industry figures. The PRA is responsible for the prudential regulation of banks, insurance companies and other systemically important institutions. Financial conduct of markets, including activity on, and the operation of, markets is regulated by the FCA, which is an independent non‑governmental body, given statutory powers by the FSA12. The FCA has three statutory objectives: to secure an appropriate degree of protection for consumers; to protect and enhance the integrity of the U.K. financial system; and to promote effective competition in the interests of consumers in the markets for financial services. The FCA is accountable to Her Majesty’s Treasury Ministers and, through them, to Parliament.

FSMA, as amended by FSA12, governs the regulation of financial services and markets in the U.K. Under Section 19 of FSMA, any person who carries on a regulated activity in the U.K. must be authorized by the appropriate authority or exempt. Recognised bodies, which include exchanges and clearing houses, are exempt. Breach of Section 19 may be a criminal offense and punishable on indictment by a maximum term of two years imprisonment and/or a fine. The FSMA (Regulated Activities) Order 2001 which is secondary legislation under FSMA, details regulated activities and specified investments.

Once a firm is authorized or recognized by the FCA, it is required to meet the standards set out in its Handbook of Rules and Guidance and to supply the FCA with information so that the FCA can monitor the firm’s business. The FCA supervises the firm according to the risks that it poses to the FCA’s statutory objectives.

Much of the U.K. financial services regulation originates in the European Union. On November 1, 2007, MiFID, which replaced the Investment Services Directive, came into force, and was implemented by EEA member states. MiFID aims to harmonize European financial services businesses by setting out provisions governing organizational and conduct of business requirements that apply to firms and the requirements applicable to RMs (for example, stock exchanges) and MTFs. MiFID also aims to facilitate cross‑border business by extending the concept of “passporting,” which allows firms authorized to carry on business in one EEA member state to carry on business in other EEA member states.

As an RIE that operates both an RM and an MTF, Cboe Europe Equities is required to comply with the relevant U.K. requirements as set out in the FCA Handbook, including, where applicable, relevant European Directives and Regulations, as implemented, or which apply directly in the U.K. These requirements include organizational requirements, capital resources requirements and the specific requirements for RMs and MTFs. MiFID sets out requirements for RMs and MTFs with respect to the establishment of transparent and non‑discretionary rules and procedures governing access and for fair and orderly trading and the efficient execution of orders, as well as to facilitate the efficient settlement of transactions conducted on RMs and MTFs and monitoring compliance with the rules. The regulatory functions required of Cboe Europe Equities by MiFID are performed by in‑house staff. Cboe Europe Equities utilizes the same state‑of‑the‑art, real‑time surveillance system that we use to monitor trading and market activities on BZX, BYX, EDGA and EDGX.

The onward routing service offered by Cboe Europe Equities is performed by Cboe Chi‑X Europe, which is authorized as an investment firm with agency broker permissions.

MiFID has been updated, and the new legislation, known as MiFID II and MiFIR, was implemented January 3, 2018 and generally tightens the requirements placed on both exchanges and investment firms. In particular, use of certain waivers from pre‑trade transparency are capped as a percentage of total market volume and a general trading obligation requires almost all equity trades to be conducted on a duly registered trading venue. Furthermore, MiFID II and MiFIR extend mandatory transparency requirements to non‑equity markets, such as fixed income.

Global FX

While the global institutional spot FX market remains largely unregulated, the enactment of the Dodd‑Frank Act and its related regulations in the United States and the ongoing implementation of MiFID II and MiFIR in Europe have impacted the regulatory landscape for currency derivative products. For example, certain standardized currency derivative products are required to trade on an organized trading venue such as an SEF or DCM in the United States or on an MTF or OTF in Europe. Moreover, this movement is highlighted by the recent publication of the Global Code, which may lead to additional oversight and regulation in the global FX market.

Broker‑Dealer

Cboe Trading is a registered broker‑dealer regulated by the SEC, FINRA, other SROs of which it is a member and various state securities regulators. Cboe Trading currently operates as the routing broker‑dealer for sending orders from the BZX, BYX, EDGX and EDGA exchanges to other venues for execution, including routing orders among BZX, BYX, EDGX and EDGA. Cboe Trading does not currently serve as the routing broker-dealer for Cboe Options or C2.  Cboe Trading is considered a facility of BZX, BYX, EDGX and EDGA and is subject to the rules of these exchanges.  BZX, BYX, EDGX and EDGA are responsible for enforcing Cboe Trading’s compliance with their rules, including to ensure Cboe Trading is not given preferential treatment.

Cboe Trading is subject to SEC and SRO rules and, as a registered broker-dealer, regulations concerning all aspects of its business, including trading practices, order handling, best execution, anti‑money laundering, handling of material non‑public information, safeguarding data, reporting, record retention, market access and the conduct of its officers, employees and other associated persons. The SEC, SROs and state securities commissions may conduct proceedings which can result in injunctions or other sanctions, censures, fines, the issuance of cease and desist orders or the suspension or expulsion of a broker‑dealer, its officers or employees. The SEC and FINRA impose certain minimum capital requirement rules that require notification when a broker‑dealer’s net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker‑dealer, constrain the ability of a broker‑dealer to expand its business under certain circumstances and impose certain requirements that may have the effect of prohibiting a broker‑dealer from distributing or withdrawing capital. As of December 31, 2017, Cboe Trading was in compliance with all of the applicable capital requirements.

Cboe Global Markets

Certain aspects of Cboe Global Markets are also subject to SEC and FCA oversight, including certain ownership and voting restrictions on its stockholders. The focus of the SEC’s regulation of Cboe Global Markets is to assure fair representation of members in the selection of the directors of the Exchanges, public participation in the governance of the Exchanges and that the Exchanges can satisfy their regulatory responsibilities under the Exchange Act. Furthermore, the SEC requires that Cboe Global Markets give due regard to the preservation of the independence of the self-regulatory function of the Exchanges and to Cboe Global Markets’ obligations to investors and the general public. The SEC also requires that Cboe Global Markets not take any actions that would interfere with the effectuation of any decisions by the board of directors of any of the Exchanges relating to its regulatory functions or the structure of the market that it regulates or that would interfere with the ability of such Exchange to carry out its responsibilities under the Exchange Act. To the extent that Cboe Global Markets’ business activities involve or relate to the Exchanges, the officers and directors of Cboe Global Markets may be deemed to be officers and directors of the exchanges for purposes of and subject to oversight under the federal securities laws. Accordingly, the SEC may exercise direct supervision and disciplinary authority over certain Cboe Global Markets’ activities and those activities may be subject to SEC approval and, in some cases, public notice and comment.

In addition, Cboe Global Markets indirectly holds all of the issued share capital and voting rights in Cboe Europe Equities and its wholly owned subsidiary, Cboe Chi-X Europe. As a result, we and any person who holds, or has voting power with respect to, 10% or more of the outstanding shares of Cboe Global Markets common stock is subject to certain regulatory requirements under U.K. law, such as filing a change in control notice with the FCA when acquiring indirect control in an FCA entity.

U.S. Regulatory Responsibilities

Our U.S.-based exchanges are responsible for assessing the compliance of their TPHs or members, including Cboe Trading, with the respective exchange’s rules and the applicable rules of the SEC and/or CFTC. The main activities that the exchanges, as applicable, are required to monitor for the purpose of compliance with these rules include:

•	surveillance designed to detect violations of exchange trading rules;
•	surveillance designed to detect violations of other SEC and/or CFTC rules;
•	the further investigation of matters deemed to be problematic;
•	the investigation of complaints about possible rule violations brought by customers, TPHs, members or other SROs; and
•

the examination of TPHs or members, including Cboe Trading, for compliance with rules such as those related to net capital, books and records, market access and other matters related to the TPHs’ exchange business functions.

In order to ensure market integrity, we regulate and monitor our TPHs’ and members’ trading activities by using both our employees and third parties under RSAs. See “Regulatory Agreements” below. Providing effective regulation is important for attracting and retaining the confidence and participation of market-makers, broker-dealers and institutional and retail investors.

We expend considerable time, financial resources and effort to ensure that the exchanges’ rules and regulations conform to regulatory best practices within the securities and futures exchange industries and within the regulatory regime overseen by the SEC and CFTC, our primary regulators. In order to support our efforts and those of our market participants to comply with applicable law and our exchange rules, we developed a regulatory program to monitor market activity on our exchanges.

All of our Exchanges and CFE are participants in the Intermarket Surveillance Group (“ISG”). ISG is an international information-sharing cooperative governed by a written agreement that provides for a comprehensive surveillance sharing arrangement. In addition to the agreement for confidential information sharing, the ISG provides a framework for the coordination of regulatory efforts among exchanges trading securities, commodity futures and related products to address potential intermarket manipulations and trading abuses.

As part of the regulatory program, each of our Exchanges and CFE have rules pertaining to their respective disciplinary processes.

U.S. Regulatory Agreements

The Exchanges and CFE have entered into agreements under which third parties have agreed to perform regulatory functions on behalf of our markets, (i.e., RSAs).  As discussed below, in addition, in certain other instances for our Exchanges, a third party has assumed the regulatory responsibility under Rule 17d-1 or Rule 17d-2 under the Exchange Act, while in others, we retain the regulatory responsibility for the activities.

Regulatory Services Agreement with FINRA

The Exchanges have entered into agreements with FINRA under which FINRA has agreed to provide regulatory services to the Exchanges. Under these agreements, FINRA performs certain regulatory functions on behalf of the Exchanges. The Exchanges remain responsible for the regulation of their TPHs, members and marketplaces, and retain the authority for bringing disciplinary actions against their TPHs, members, although FINRA performs various disciplinary-related functions on behalf of the Exchanges.

Regulatory Services Agreements with NFA and OCC

The National Futures Association (“NFA”) performs many regulatory functions on behalf of CFE pursuant to an RSA with CFE. CFE retains overall responsibility for the regulation of its marketplace. In addition, OCC also performs certain regulatory functions on behalf of CFE pursuant to an RSA with CFE. CFE also performs certain regulatory functions in-house. Whether performed under an RSA or in-house, CFE also remains responsible for bringing disciplinary actions. CFE is also a party to cooperative and regulatory information sharing agreements with other SROs and is a member of the ISG, described above.

Rule 17d-1 Designations and Rule 17d-2 Agreements

Section 17(d) of the Exchange Act and the related Exchange Act rules permit SROs to allocate certain regulatory responsibilities to avoid duplicative oversight and regulation. Under Exchange Act Rule 17d-1, the SEC designates one SRO to be the designated examining authority (“DEA”) for each broker-dealer that is a member of more than one SRO. The DEA is responsible for the regulatory oversight of the Exchange Act’s financial responsibility rules pertaining to that broker-dealer. Cboe Options is the DEA for several of its TPHs. Cboe Trading’s assigned DEA is FINRA.

Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, which are approved by the SEC and concern the enforcement of rules applicable to all of those SROs and relating to TPHs and members those SROs have in common. The Exchanges have entered into certain bi-lateral Rule 17d-2 agreements under which FINRA is allocated responsibility for enforcing certain federal securities laws and certain Exchange rules that are common with FINRA rules. The Exchanges have entered into certain other multi-party Rule 17d-2 agreements that allocate responsibility among the participating SROs, which may include the Exchanges, for ensuring that their allocated common members comply with certain rules governing, among other items, options sales practices, expiring exercise declarations, options position limits and large options position reporting and position adjustments.

National Market System Plans

We are member participants of several national market system (“NMS”) plans. Cboe Options, C2, BZX, and EDGX are member exchanges in OPRA, which is the designated securities information processor for market information that is generated through the trading of exchange-listed securities options in the United States, and it disseminates certain core trading information, such as last sale reports and quotations. Cboe Options, BZX, BYX, EDGA and EDGX also participate in the CTA, the Consolidated Quotation Plan (“CQ Plan”), and the NASDAQ Unlisted Trading Privileges Plan, which perform analogous services for the U.S. equities market. NYSE Technologies, formerly the Securities Industry Automation Corporation, acts as the “processor” for OPRA, CTA and the CQ Plan. NASDAQ acts as the processor for the NASDAQ Unlisted Trading Privileges Plan.

Cboe Options, C2, BZX and EDGX are also parties to the Options Order Protection and Locked/Crossed Market Plan (the “Distributive Linkage”), which is designed to prohibit trade-throughs and avoid locked/crossed markets.  Cboe Options, C2, BZX and EDGX are also parties to the Options Listing Procedures Plan, which sets forth the procedures that the options exchanges must follow to list new options. Cboe Options, C2, BZX, BYX, EDGA and EDGX are also parties to the NMS plan for the selection and reservation of securities symbols.

Under the Options Regulatory Surveillance Authority Plan (“ORSA Plan”), U.S. securities options exchanges are permitted to act jointly in the administration, operation and maintenance of a regulatory system for the surveillance, investigation and detection of the unlawful use of undisclosed, material information in trading in one or more of their markets. The ORSA Plan is intended to enhance the effectiveness and efficiency with which the exchanges regulate their respective markets and to avoid duplication of certain regulatory efforts. FINRA operates the ORSA Plan facility.

The consolidated audit trail NMS plan (“CAT”) involves the creation of comprehensive audit trail of orders that enhances the ability to efficiently and accurately track all activity in Regulation NMS securities in the U.S. markets. Upon final implementation of the provisions of the CAT, data will be required to be reported to a central repository the following day by each SRO and broker-dealer. On November 15, 2016, the SEC approved the CAT. In 2017, Thesys CAT LLC (“Thesys”), a subsidiary of Thesys Technologies, LCC, was selected as the plan processor with the responsibility to build and operate the CAT. There is a phased implementation through 2019. The first phase was required to go live on November 15, 2017, but failed to go live on that date. We expect the CAT to go live and to begin reporting to the CAT in 2018. While the funding of the CAT is ultimately expected to be provided by both the execution venues (which includes us) and industry members, until the SEC approves a funding model, the funding to date has solely been provided by the execution venues. The funding by the execution venues has been done in exchange for promissory notes expected to be repaid once such industry member fees are collected.  Until the SEC approves a funding model that shares the cost of the CAT between the execution venues and industry members, the execution venues may continue to incur additional significant costs or result in the uncollectiblity of promissory notes related to the funding of the implementation and operation of the CAT.

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

Employees

As of December 31, 2017, we employed 889 individuals, 783 of whom are based in the United States, 86 of whom are located in London, 15 of whom are located in Ecuador, 1 of whom is located in Hong Kong, and 3 of whom are located in Singapore. Of these employees, 356 were involved in technology or operations and 128 were involved in direct support of trading operations. The remaining 405 employees provide financial, regulation, human resources, compliance, legal, planning and research, administrative and managerial support.

We have eight building engineers that are covered by a collective bargaining agreement, which expires on May 31, 2018, with the International Union of Operating Engineers Local 399, AFL-CIO. Management believes that we have strong relationships with our employees, and we have never experienced a work stoppage.

Executive Officers of Cboe Global Markets

Set forth below is information regarding our executive officers:

Name	Age	Position
Edward T. Tilly	54	Chief Executive Officer
Christopher R. Concannon	50	President and Chief Operating Officer
Brian N. Schell	52	Executive Vice President, Chief Financial Officer and Treasurer
Joanne Moffic-Silver	65	Executive Vice President, General Counsel and Corporate Secretary
Christopher A. Isaacson	39	Executive Vice President and Chief Information Officer
Mark S. Hemsley	55	Executive Vice President, President Europe
David S. Reynolds	64	Vice President and Chief Accounting Officer

Edward T. Tilly.  Mr. Tilly is our Chairman and Chief Executive Officer. Mr. Tilly has served as our Chairman since February 2017 and as CEO and director since May 2013.  Prior to becoming CEO, Mr. Tilly served as President and Chief Operating Officer from November 2011, and Executive Vice Chairman from August 2006 until November 2011. He was a member of CBOE from 1989 until 2006, and served as Member Vice Chairman from 2004 through July 2006. Mr. Tilly serves on the board of directors of the OCC. He holds a B.A. degree in Economics from Northwestern University.

Christopher R. Concannon.  Mr. Concannon is our President and Chief Operating Officer, a position he was appointed to upon the Company’s acquisition of Bats.  Previously, he served as Bats’ President since December 2014, director since February 2015 and CEO since March 2015. Prior to joining Bats, Mr. Concannon was most recently a president and chief operating officer at Virtu Financial, a global electronic market maker, from 2009 to 2014.  Mr. Concannon holds a B.A. degree from Catholic University, an M.B.A. degree from St. John's University and a J.D. degree from Catholic University's Columbus School of Law.

Brian N. Schell.  Mr. Schell currently serves as our Executive Vice President, Chief Financial Officer and Treasurer, a position he has held since January 1, 2018. Previously, he was Deputy Chief Financial Officer of the Company’s subsidiary Cboe Exchange, Inc., a position he was appointed to upon the Company’s acquisition of Bats.  Prior to that, he served as Chief Financial Officer of Bats since March 2011. Prior to joining Bats, he held various senior leadership positions at H&R Block Inc., as well as various positions at the FDIC, KPMG and JP Morgan. Mr. Schell holds a B.B.A. degree with an emphasis in finance from the University of Notre Dame and an M.B.A. degree from The George Washington University.

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

 Christopher A. Isaacson. Mr. Isaacson is our Executive Vice President and Chief Information Officer, a position he was appointed to upon the Company’s acquisition of Bats.  Previously, he served as Bats' Executive Vice President and Global Chief Information Officer since February 2014 and he has held other various senior leadership positions since 2005.  Prior to being one of the founders of Bats, Mr. Isaacson was a software developer at Tradebot Systems, Inc. from 2003 to 2005. Mr. Isaacson holds a B.S. degree in information systems with a minor in math from Nebraska Wesleyan University and an M.B.A. degree from the University of Nebraska-Lincoln.

  Mark S. Hemsley.  Mr. Hemsley is our Executive Vice President, President Europe, a position he was appointed to upon the Company’s acquisition of Bats.  Previously, he served as Bats Europe Limited’s Executive Vice President, Chief Executive Officer since November 2011 and as Chief Executive Officer and Chairman from 2008 to 2011.  Prior to joining Bats, Mr. Hemsley founded Belvedere Hill Limited, a corporate advisory firm, where he worked from 2005 to 2008, and is currently a non-shareholder director. Mr. Hemsley holds an M.B.A. degree from City University Business School.

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

In addition, we have posted on our website the charters for our (i) Audit Committee, (ii) Compensation Committee, and (iii) Nominating and Governance Committee, as well as our Code of Business Conduct and Ethics and Corporate Governance Guidelines. We will provide a copy of these documents without charge to stockholders upon written request to Investor Relations, Cboe Global Markets, Inc., 400 South LaSalle Street, Chicago, Illinois 60605. Our website and information included in or linked to our website are not part of this Form 10-K.

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

We hold exclusive licenses to list securities index options on the S&P 500 Index, the Russell 2000 Index, as well as others, granted to us by the owners of such indexes and based on which we have developed our proprietary VIX methodology. In 2017, approximately 69.8% of our net transaction fees (defined below) were generated by futures and index options, the overwhelming majority of which were generated by our exclusively-licensed products and products based on the VIX methodology. The bulk of this revenue is attributable to our S&P 500 Index options and VIX Index options and futures. As a result, our operating revenues are dependent in large part on the exclusive licenses we hold for these products and our ability to maintain our exclusive VIX methodology.

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

The E.U. has adopted legislation commonly referred to as MiFIR that will require the person with proprietary rights to a benchmark to provide non-discriminatory access to that benchmark to trading venues and central counterparty clearing houses for the purposes of trading and clearing. Licenses to the benchmark must be provided on fair, reasonable and non-discriminatory terms. In addition, the E.U. implemented at the beginning of 2018 legislation known as the Benchmark Regulation that may impact the ability of European investors to trade our U.S. benchmark products if they are not recognized, authorized, endorsed or deemed equivalent in the E.U. While similar legislation to MiFIR has not been proposed in the U.S., if it were passed, it could cause us to lose exclusivity in our internally developed and licensed index products. The new European legislation may impact our expansion activities of our U.S. benchmark products in Europe, and may reduce the volume on our US options and futures exchanges from international customers.

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

The value of our exclusive licenses to list securities index options and futures also depends on the continued ability of index owners to require licenses for the trading of options and futures based on their indexes. Although we and the index owners have prevailed in legal actions challenging our rights to exclusively license indexes, we may be subject to changes in the law or other actions taken in the future that might impede our ability to exclusively offer trading in certain index options and futures.

General economic conditions and other factors beyond our control could significantly reduce demand for our products and services and harm our business.

The volume of exchange transactions and the demand for our products and services are directly affected by economic, political and market conditions in the U.S., Europe and elsewhere in the world that are beyond our control, including:

•	economic, political and geopolitical market conditions;
•	broad trends in business and finance;
•	concerns over inflation and wavering institutional or retail confidence levels;
•	government or central bank actions, such as changes in government fiscal and monetary policy and foreign currency exchange rates;
•	other legislative and regulatory changes;
•	the availability of short-term and long-term funding and capital;
•	the perceived attractiveness of the U.S. or European capital markets;
•	the availability of alternative investment opportunities;
•	changes in the level of trading activity in underlying instruments;
•	changes and volatility in the prices of securities;
•	changes in the volume of foreign currency transactions;
•	changes in supply and demand for currencies;
•	movements in currency exchange rates;
•	the level and volatility of interest rates;
•	changes in the financial strength of market participants;
•	consolidation among market participants and market data subscribers;

•	unforeseen market closures or other disruptions in trading; and
•	disruptions due to terrorism, war, extreme weather events or other catastrophes

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

Cboe Options, C2, BZX, BYX, EDGX and EDGA are registered national securities exchanges and self-regulatory organizations (“SROs”), and, as such, are subject to comprehensive regulation by the SEC. CFE is a designated contract market (“DCM”), and Cboe SEF is a swap execution facility (“SEF”), each registered with the CFTC and subject to comprehensive regulation by the CFTC. In addition to its other SRO responsibilities, BZX, as a listing market, also is responsible for evaluating applications submitted by issuers interested in listing their securities on BZX and monitoring each issuer’s compliance with BZX’s continued listing standards. Failure to comply with these SRO responsibilities could result in potential sanctions or fines and a negative impact on Cboe’s reputation or branding.

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

In addition to the requirements related to operating our U.S. markets imposed by the SEC and the CFTC, we also have certain responsibilities for regulating the TPHs and members that trade on our exchanges. While we have entered into agreements under which FINRA with respect to our options and equities exchanges, and NFA with respect to our futures exchange, provide certain regulatory services, we retain ultimate responsibility for the regulation of our TPHs and members.

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

If a regulatory authority were to find one of our programs of enforcement or compliance to be deficient, our SROs, DCM, or SEF could be the subject of investigations and enforcement proceedings that may result in substantial sanctions, including revocation of registration as a national securities exchange, DCM, or SEF. Any such investigations or proceedings, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, which could have a material adverse effect on our business, financial condition and operating results. In addition, our SROs, DCM, or SEF may be required to modify or restructure their regulatory functions in response to any changes in the regulatory environment, or they may be required to rely on third parties to perform regulatory and oversight functions, each of which may require us to incur substantial expenses and may harm our reputation if our regulatory services are deemed inadequate. For example, if we are unable to fulfill our obligations under the consent orders with the SEC with respect to Cboe Options and C2 or with respect to BZX, BYX, EDGX and EDGA, it may have a significant adverse impact on our business, financial condition and operating results.

In addition, SROs are required by federal law to perform a variety of regulatory functions. In light of those responsibilities, courts have held that SROs are immune from damages for some civil claims related to actions that are incident to their regulatory responsibilities. There is a risk that a court might not adopt the immunity doctrine, and whether a court that recognizes the doctrine would apply it to a claim depends on the nature of the claim. In addition, we could be exposed to liability to regulators or other governmental authorities even in situations where immunity would bar a civil claim.

Our business may be adversely affected by price competition.

The securities industry is characterized by intense price competition, especially with respect to transaction fees. We may be required to adjust pricing to respond to actions by new or existing competitors, which could adversely impact our business, financial condition and operating results. We also compete with respect to the pricing of market data and value-added market data, such as historical market data.

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

If we are unable to compete successfully with respect to the pricing of our services and products, our business, financial condition and operating results may be adversely affected. We could lose a substantial percentage of our share of trading if we are unable to price transactions in a competitive manner. Also, our profits could decline if competitive pressures or regulatory changes force us to reduce fees.

A significant portion of our operating revenues is generated by our transaction-based business. If the amount of trading volume on our exchanges decreases, or the product mix shifts to lower revenue products, our revenues from transaction fees will decrease.

In 2017, approximately 70.2% of our operating revenues were generated by our transaction-based business.  This business is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. If the amount of trading volume on our exchanges, CFE or notional value traded on Cboe FX and Cboe Europe Equities exchanges decreases, we will lose transaction fees. Revenue from our spot FX business is influenced by the general level of trading activity in the spot FX market. Trading volume on our exchanges and markets can be influenced by a number of factors, including market volatility.

Our total trading volumes could decline if our market participants reduce their trading activity for any reason, such as:

•	heightened capital requirements;
•	transaction tax;
•	regulatory or legislative actions;
•	reduced need to trade due to low volatility and/or passive investment trends;
•	reduced access to capital required to fund trading activities;
•	consolidation among market participants; or
•	significant market disruptions.

Over the past few years, a number of legislative actions have been taken, both domestically and internationally, that may cause market participants to be subject to increased capital requirements and additional compliance burdens. These actions, including Basel III, Dodd-Frank, the Collins Amendment to Dodd-Frank, MiFID II and MiFIR, may cause market participants to reduce trading activity on our exchanges.

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

The occurrence of any event that reduces the amount of market data fees that we receive, whether as a result of fee reductions, fewer members subscribing to the U.S. tape plans, declines in market share or trading volumes (or notional volume in the case of Cboe Europe Equities) or regulatory changes, will have a direct negative impact on our business, financial condition and operating results. For example, if our market share of U.S. listed cash equities and options, or Cboe’s European cash equities trading, were to decline, our share of market data fees could also decline. Moreover, market data fees could decline as a result of a reduction in the numbers of market data users, for example because of consolidation among market data subscribers or due to a decline in professional subscriptions as a result of staff reductions in the financial services industry or otherwise.

Regulatory and legal developments could also impact the fees we receive from market data, or our cost in providing such services. In the U.S., we are generally required to file with the SEC any changes to the fees that we charge for our securities market data products. In recent years, certain industry groups have objected to the ability of exchanges to charge for certain market data products. Specifically, the Securities Industry and Financial Markets Association (“SIFMA”) has filed a number of denial of access applications with the SEC to set aside proposed rule changes to establish or modify fees for our market data products and related services. An adverse ruling in these matters could cause the SEC to more closely examine exchange market data fees, which in turn could result in our having to reduce the fees we charge for market data and there could be a negative impact on our revenues. See Note 23 (“Commitments, Contingencies, and Guarantees—Legal Proceedings”) for more information.

We believe Cboe Europe Equities currently offers market data to customers on a non‑discriminatory basis at a reasonable cost. As regulators determine how market data should be disaggregated and what is a reasonable commercial basis for providing market data, it could affect our ability to offer market data products in the same manner that we do today thereby causing an adverse effect on our European market data revenues. While MiFID II and MiFIR aim to encourage a commercial solution to a consolidated tape in Europe, should this fail to materialize, policy makers might be encouraged to implement a mandatory solution that could impact our ability to develop our own commercial offering.

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

In 2010, Congress passed the Dodd-Frank Act and other legislation that impact our markets or require additional action by the SEC or the CFTC. Depending on how the SEC and CFTC interpret, implement or alter these laws, exchanges like ours could be subject to additional costs. We could also see reduced trading by our customers due to margin or other requirements placed on them.

Under the Collins Amendment to the Dodd-Frank Act, starting in 2015, large U.S. banks were required to use a new approach to compute their risk weighted assets, which include exchange-traded options and futures. This, and other rulemaking, has led to further increases in capital requirements for U.S. bank holding companies, and bank subsidiaries involved in the trading and clearing of derivatives. These increased capital requirements, which in many cases overstate the true economic exposure associated with listed options, may reduce trading in options and futures due to bank-affiliated clearing members and broker-dealers reducing their own trading, charging their customers more to trade, reducing the type or number of customers or withdrawing from the business of market-maker clearing.

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

In addition, the SEC approved a two‑year “tick pilot” program to impose wider minimum quoting and/or trading increments, or tick sizes, in certain securities in an effort to incentivize liquidity provision in those securities. The tick pilot began on October 3, 2016 and consists of a control group of approximately 1,400 securities. The equity exchanges, including BZX, BYX, EDGX and EDGA, and FINRA are required to submit their initial assessments on the tick pilot’s impact 18 months after the pilot begins based on data generated during the first 12 months of its operation. The tick pilot has added complexity to the exchange system, increasing our software development costs. In addition, for tick pilot test group securities where execution at price increments narrower than the permitted quote is permitted, the implementation of the tick pilot could incentivize additional trading away from the exchanges, reducing the volume of orders executed on BZX, BYX, EDGX and EDGA.

Under E.U. regulations, European banks and other European financial institutions become subject to punitive capital charges if they transact options or futures through a non-qualifying clearinghouse. OCC, our clearinghouse for options and futures, is not currently recognized as a qualified clearinghouse by the E.U.; however, the OCC is working with the E.U. to qualify as a foreign clearinghouse equivalent. As a prerequisite to becoming qualified, OCC could be required by the E.U. to contribute significant capital to its default waterfall applicable in the event of clearing member default.  This capital could be required to be drawn before the default fund contributions of non-defaulting clearing members in the event that a defaulting clearing member’s margin and other contributions were to be exhausted. OCC’s stockholders, including Cboe Options, could be required to fund this capital. If the E.U. does not recognize OCC as a qualified clearinghouse by June 15, 2018 (or by a subsequent date in the event that the current deadline is extended), then European market participants that clear through OCC would become subject to punitive capital charges. As a result, we could experience the loss of a significant number of European market participants and a significant reduction in trading activity on our options and futures markets, which could have a material adverse effect on our business, financial condition and operating results.

MiFID came into effect in 2007 regulating the market for execution services within European listed cash equity securities. MiFID has been superseded and enhanced by MiFID II and MiFIR, which were implemented at the beginning of 2018. The implementation of MiFID II and MiFIR in Europe will result in an alteration of the existing MiFID structure that has encouraged competition among market centers in Europe. MiFID II and MiFIR introduce a number of new rules, including enhanced internal organizational and compliance monitoring requirements, which apply directly to European trading venues such as our MTF and RM. The impact of MiFID II and MiFIR is likely to be significant, and could reduce trading volumes and trading fees, while increasing our costs of operating in Europe.

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

In addition, although the Global Code does not impose legislative or regulatory obligations on market participants,

following its publication in May 2017 our spot FX business has conducted a review of its business practices in order to formally affirm its adherence to its principles, and may be subject to commercial pressures to accommodate its clients’ demands in terms of developments resulting from the Global Code’s publication.

It is also possible that there will be additional legislative and regulatory changes or efforts in the environment in which we operate our businesses that we cannot predict the nature of these changes or their impact on our business at this time, such as the impact of the E.U. General Data Protection Regulation (“GDPR”) that replaces the Data Protection Directive 95/46/EC. Actions on any of the specific regulatory issues currently under review in the U.S. or Europe and other proposals could have a material impact on our business.

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

On June 23, 2016, the U.K. voted to leave the E.U. in a referendum (the “Brexit Vote”). On March 29, 2017, the U.K. invoked Article 50 with its notice to leave the E.U. The terms and the exact timing of the U.K.’s exit from the E.U. (“Brexit”) remain unclear, although it is unlikely to be completed before the end of March 2019. In addition to the economic uncertainty the Brexit Vote brings, there are a number of potential risks that investors should consider:

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

•

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

•

Market uncertainty. Since the Brexit Vote, there has been volatility and disruption of the capital, currency and credit markets. If this disruption continues, it may adversely impact our business, financial condition and operating results. In 2017, we derived 5.7% of our total revenues from our U.K. operations. Depending on the outcome of the Brexit negotiations, companies with operations in the U.K. may face unfavorable business conditions to access the single market. In such a case, Cboe Europe Equities may choose to move some or all of its operations to the E.U. and the related costs and expenses could have a material adverse effect on our business, financial condition and operating results.

Intense competition could materially adversely affect our market share and financial performance.

The market for trade execution services and products is intensely competitive in the asset classes and geographies in which we operate. Increased competition may result in a decline in our share of trading activity and a decline in our revenues from transaction fees and market data fees, thereby adversely affecting our operating results. We compete with a number of entities on several different fronts, including the cost, quality and speed of our trade execution, functionality and ease of use of our trading platform, range of our products and services, our technological innovation and adaptation and our reputation. See “Business – Competition.”

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

We depend on third-party service providers for certain services that are important to our business. An interruption, significant increase in fees or cessation of such service by any third party could have a material adverse effect on our business, financial condition and operating results.

We depend on a number of service providers, including clearing organizations such as OCC, NSCC, LCH, EuroCCP and SIX x‑clear; securities information processors such as the CTA, UTP Securities Information Processor and OPRA; regulatory and other service providers such as FINRA, NFA, OCC and Thesys; the hosts of our data and disaster recovery centers; and various vendors of communications and networking products and services. In addition, we also depend on third party routing and clearing firms who are involved in processing transactions on our behalf. More specifically:

•

If OCC, NSCC, EuroCCP, LCH and SIX x-clear were unable to perform clearing services, or their clearing members were unable or unwilling to clear through them, transactions could likely not occur on our markets or there may be delays.

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

•

FINRA, OCC, and NFA provide certain regulatory services and functions for our options, equities and futures exchanges, while we retain regulatory responsibilities for such services. If FINRA, OCC, or NFA stopped providing services, or provided inadequate services, we may be subject to action by the SEC or CFTC, or may have limitations placed upon our markets.

•

We rely on Thesys to provide services for the implementation of the CAT.  If Thesys stops providing services or provides inadequate services in connection with the implantation of the CAT, we and the other execution venues may incur regulatory liability including action by the SEC or limitations placed upon our markets.  In addition, until the SEC approves a funding model that shares the cost of the CAT between the execution venues and industry members, the execution venues may continue to incur additional significant costs or result in the uncollectiblity of promissory notes related to the funding of the implementation and operation of the CAT.

•	We rely on third party routing and clearing firms to clear trades in U.S. listed cash equity securities routed by us to other markets, and to execute trades in options that we route to other markets.

With respect to options, all contracts traded on our exchanges must be cleared through clearing members of OCC. At December 31, 2017, there were ninety seven TPHs that are clearing members of OCC. Two clearing members accounted for approximately 45.1% of transaction and other fees collected through OCC in 2017. The next largest clearing member accounted for approximately 14% of transaction and other fees collected through OCC. Additionally, the two largest clearing members clear the majority of the market-maker sides of transactions at Cboe Options, C2 and at all of the options exchanges. Should a clearing member or liquidity provider withdraw from our options exchanges, enact additional market-makers requirements or market-makers were unable to transfer to another clearing member or other liquidity providers were unable to provide additional liquidity, this could create a significant disruption to the options markets, including ours.

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

We are a party to an increasing number of license agreements pursuant to which we may list for trading securities options on various indexes including license agreements that we have with S&P, for the S&P 500 Index and S&P 100 Index, S&P, for the DJIA, LSEG, for more than two dozen FTSE Russell indexes, including the Russell 2000 Index, and MSCI Inc., for six MSCI indexes, including the MSCI EAFE Index and MSCI Emerging Markets Index. These license agreements provide that we are authorized to list options on their indexes, and some of the resulting index options are among the most actively traded products on our exchanges. The quality and integrity of each of these indexes are dependent on the ability of the index providers to maintain the index, including by means of the calculation and rebalancing of the index, and we are dependent on the index providers for a number of things, including the provision of index data to us. We also rely on index providers to enforce intellectual property rights against unlicensed uses of the indexes and uses of the indexes that infringe on our licenses. Furthermore, some of our agreements concerning our proprietary products provide for the parties to those agreements to provide important services to us. If any of our index providers are unable to maintain the quality and integrity of their indexes, or if any of the index providers or service providers fail to perform their obligations under the agreements, trading in these products, and therefore transaction fees we receive, may be adversely affected or we may not receive the financial benefits of the agreements that we negotiated.

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

Our competitors, as well as others, have obtained, or may obtain, patents or may otherwise hold intellectual property rights that are related to our technology or the types of products and services we offer or plan to offer. We may not be aware of all intellectual property that may pose a risk of infringement by our products, services or technologies. In addition, some patent applications in the U.S. are confidential until a patent is issued, and therefore we cannot evaluate the extent to which our products and services may be covered or asserted to be covered in pending patent applications. Thus, we cannot be sure that our products and services do not infringe on the rights of others or that others will not make claims of infringement against us. Claims of infringement are not uncommon in our industry, and even if we believe that such claims are without merit, they can be time-consuming and costly to defend and divert management resources and attention. If one or more of our products, services or technologies were determined to infringe a patent or other intellectual property right held by another party, we may be required to pay damages, stop using, developing or marketing those products, services or technologies, obtain a license from the holders of the patents or redesign those products, services or technologies to avoid infringing the patent. If we were required to stop using, developing or marketing certain products, our business, financial condition and operating results could be materially harmed. Moreover, if we were unable to obtain required licenses, we may not be able to redesign our products, services or technologies to avoid infringement, which could materially adversely affect our business, financial condition and operating results.

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

Additionally, certain of our information technology employees will be important to retain during the migration period to effectively manage our technology platforms and to assist in the process of migrating our systems to the Bats’ technology platform. Many of these employees have extensive knowledge and experience in highly technical and complex aspects of Cboe Command. Because of the complexity and risks associated with our business and the specialized knowledge required to conduct this business effectively, and because the growth in our industry has increased demand for qualified personnel, many of our employees could find employment at other companies if they chose to do so, particularly if we fail to continue to provide competitive levels of compensation. Also, our employees may experience uncertainty about their future roles until integration strategies following the Merger are executed. These circumstances may adversely affect our ability to retain key personnel. We also must continue to motivate employees and maintain their focus on our strategies and goals. Doing so may be difficult due to the uncertainty and challenges associated with post-merger integration. In addition, if these personnel were to leave or we are unable to recruit highly qualified personnel, we may experience increased difficulty in the integration process, synergy realization, maintenance of the current technology platform and may not be able to adequately replace such personnel, which could have a material adverse effect on our overall business, results of operations and financial condition.

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

Our business depends on the integrity and performance of our computer and communications systems. If our systems cannot expand to cope with increased demand or otherwise fail to perform, including during migrations from the Cboe Command platform to the Bats technology platform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. These consequences could result in trading outages, lower trading volumes, financial losses, decreased customer service and satisfaction and regulatory sanctions and could have a material adverse effect on our ability to conduct our business. Although we have a back-up plan of significant trading and key corporate systems, the back-up systems or disaster recovery plans may prove to be inadequate in the event of a systems failure or cyber-security breach. Despite having disaster recovery facilities, there can be no guarantees that we will be able to open an efficient, transparent and liquid marketplace, if we can open at all, following a systems failure. Moreover, with extended trading hours, we have to operate our systems longer and have fewer non-trading hours to address any potential concerns with the systems on which we rely.

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

The computer systems and communication networks upon which we rely, including those of our service providers, may be vulnerable to security risks, cyber-attack or unauthorized disclosure of confidential information and other disruptions that could harm our business.

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

We have methods to identify, monitor and manage our risks. Management of legal and regulatory risk requires policies and procedures to properly monitor, record and verify a large number of transactions and events. If our policies, procedures, and compliance systems are not effective or we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected. We cannot provide assurance that our policies and procedures will always be effective, or that our management, compliance department, enterprise risk management committee and internal audit department would be able to identify any such ineffectiveness. If these functions, policies and procedures are not effective, we may be subject to monetary or other penalties by our regulators, and our insurance policies may not provide adequate coverage.

As one of the world's largest exchange holding companies, we may be at a greater risk for a cyber-attack and other cyber security risks.

The frequency of cyber-attacks is increasing in general, and a variety of threat actors have specifically targeted the financial services industry. At the date of this filing, we have no evidence of any material cases of data theft, corruption or destruction of data or compromised customer data. However, there is no assurance that this will remain the case. Security breaches may lead to increased scrutiny by our regulators and have significant costs in terms of cash outlays, business disruption, revenue losses, internal labor, overhead and other expenses. Measures we implement to monitor our network environment and protect our infrastructure against security breaches and misappropriation of our intellectual property assets may prove insufficient, which could cause us to lose market participants, experience lower trading volume, incur significant liabilities or have a negative impact on our competitive advantage.

Misconduct by our TPHs, members, participants or others could harm us.

We run the risk that our TPHs, members, participants or other persons who use our markets or our products or our employees may engage in fraud, market or product manipulation or other misconduct, which could result in regulatory sanctions and serious harm to our reputation, especially because we are the parent company of SROs. It is not always possible to deter misconduct, or market or product manipulation, and the precautions we take to prevent and detect this activity may not be effective in all cases. In addition, misconduct, or market or product manipulation by, or failures of, participants on our or other exchanges may discourage trading on our exchanges or of our products, which could reduce revenues.

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

In addition, with respect to orders Cboe Trading routes to other markets for execution on behalf of our customers, Cboe Trading is exposed to counterparty credit risk in the case of failure to perform on the part of our routing and clearing firms who are involved in processing equities and options transactions on our behalf, as well as failure on the part of such brokers to pass back any transactional rebates. Wedbush Securities Inc. (“Wedbush”), and Morgan Stanley & Co. LLC (“Morgan Stanley”) guarantee equity trades until one day after the trade date, after which time NSCC provides a guarantee. Thus, Cboe Trading is potentially exposed to credit risk to the counterparty to an equity trade routed to another market center between the trade date and one day after the trade date in the event that Wedbush or Morgan Stanley fails to perform. With respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, EDGX and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades.

With respect to U.S. equities, Cboe Trading has counterparty credit risk exposure to Wedbush and Morgan Stanley related to clearing until the day following the trade date. Cboe Trading uses Wedbush to clear trades routed through affiliates of Credit Suisse Securities (USA) LLC as well as for trades routed directly to other exchanges and optionally dark pools. Morgan Stanley clears trades routed through the Morgan Stanley routing brokers and also clears executions routed to most dark pools. Cboe Trading maintains counterparty credit risk exposure from routing brokers with respect to rebates earned until completion of the routing brokers next invoice cycle following the execution.

With respect to U.S. listed equity and exchange traded product options, Cboe Trading is subject to counterparty credit risk exposure with respect to rebates earned from routing brokers until completion of the routing brokers’ next invoice cycle has completed for an execution.

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

While neither Cboe FX nor Cboe SEF has direct counterparty risk, Cboe FX or Cboe SEF may suffer a decrease in transaction volume if a bank or prime broker experiences an event that causes other prime brokers to decrease or revoke the credit available to the prime broker experiencing the event. Therefore, Cboe FX and Cboe SEF may have risk that is related to the credit of the banks and prime brokers that trade spot FX on the Cboe FX platform, or non-deliverable forward FX transactions on Cboe SEF.

We may be required to assume ownership of a position in securities in connection with our order routing service, which could subject us to trading losses when our broker-dealer disposes of that position.

We offer a smart‑order routing service through our broker‑dealer subsidiary, Cboe Trading, which provides its customers with access to other market centers when we route their orders to those market centers for execution. In connection with this service, we may assume ownership of a position in securities. This may occur, for example, when a market center to which we have routed a customer’s order experiences systems problems and is unable to determine the status of that order. When this happens, we may make a business decision to provide a cancellation notice to our customer, relieving our customer of any liability with respect to the order. We may be informed later, however, that the order was executed at the market center to which we routed it, in which case Cboe Trading would be required to take ownership of that securities position. Our third party clearing brokers maintain error accounts on behalf of Cboe Trading into which such positions settle, and we require the respective clearing broker to trade out of those positions as expeditiously as possible, which could result in our incurring trading losses.

We may not effectively manage our growth, which could materially harm our business, financial condition and operating results.

We have experienced increased volume on our futures exchange, extended trading hours on our futures exchange and in SPX and VIX options and developed several proprietary products. We also experienced a substantial expansion of our business following our acquisition of Bats, which significantly expanded our product line across asset classes, broadened our geographic reach with strong pan-European equities and global FX positions and diversified our business mix with significant non-transactional revenue streams. Bats has also experienced significant growth in its business since its inception in 2005, with material expansions into diverse businesses including European listed cash equity securities, U.S. listed equity options and global institutional spot FX trading. In addition, in 2017, we acquired the assets of Silexx.

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

Our exchanges registered with the SEC must submit proposed rule changes to the SEC for its review and, in many cases, its approval. Even where a proposed rule change may be effective upon filing with the SEC, the SEC retains the right to suspend and disapprove such a rule change. Also, the CFTC may stay or disapprove rules that we file with it for CFE or Cboe SEF. The rule review process can be lengthy and can significantly delay the implementation of proposed rule changes that we believe are necessary to the operation of our markets. If the SEC or CFTC delays or does not allow one of our exchanges to implement a rule change, this could negatively affect our ability to make needed changes or implement business activities.

Similarly, the SEC must approve amendments to our exchange subsidiaries’ certificates of incorporation and bylaws as well as certain amendments to the certificate of incorporation and bylaws of Cboe Global Markets. The SEC may decide not to approve a proposed amendment or may delay such approval in a manner that could negatively affect our ability to make a desired change, which could prevent or delay us from improving the operations of our markets or recognize income from new products.

Changes in the tax laws and regulations affecting us, our products and our market participants could have a material adverse effect on our business.

Legislation may be proposed, both domestically and internationally, that could add a transaction tax on our products or change the way that our market participants are taxed on the products they trade on our markets. If such proposals were to become law, they could have a negative impact on the securities industry and on us by making transactions more costly to market participants, which may reduce trading and could make our markets less competitive.

In addition to proposed tax changes that could affect our market participants, like other corporations, we are subject to taxes at federal, state and local levels, as well as in non-U.S. jurisdictions. Changes in tax laws, regulations or policies or successful claims by tax authorities could result in our having to pay higher taxes, which would in turn reduce our net income. If this occurs, we may experience a higher effective state tax rate.

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

OCC is the sole provider of clearing on all of our options and futures exchanges. Under OCC's capital plan, each of OCC's existing exchange stockholders, which include Cboe Options, agreed to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds are breached. In addition, Cboe Europe owns 20% of EuroCCP, which is one of three interoperable central counterparties used to clear trades conducted on Cboe Europe. If OCC or EuroCCP were to experience financial difficulties, Cboe Options and Cboe Europe, as applicable, might be required to inject further capital into them in order to maintain their working or regulatory capital. In a worst case scenario, OCC or EuroCCP, as applicable, might have their regulatory license suspended or withdrawn, or might have to wind down. This may result in a loss to Cboe Options and Cboe Europe of their respective investments in OCC and EuroCCP and withdrawals of OCC or EuroCCP as clearing houses, which could have a material adverse effect on our business, financial condition and operating results.

Our operations outside of the U.S. expose us to currency risk.

In addition to our operations in the U.S., we have operations in the U.K., continental Europe, Ecuador, Hong Kong and Singapore. We, therefore, have significant exposure to exchange rate movements between the British pound, the Euro, the Hong Kong dollar, and the Singapore dollar against the U.S. dollar. Significant inflation or changes in foreign exchange rates with respect to one or more of these currencies could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, Brexit or changes in local interest rates. These exchange rate differences will affect the translation of our non‑U.S. results of operations and financial condition into U.S. dollars as part of our consolidated financial statements.

Any decision to pay dividends on our common stock is at the discretion of our board of directors and depends upon the earnings of our operating subsidiaries. Accordingly, there can be no guarantee that we will pay dividends to our stockholders.

Any decision to pay dividends on our common stock in the future will be at the discretion of our board of directors, which may determine not to declare dividends at all or at a reduced amount. The board’s determination to declare dividends will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and the SEC and other factors that the board deems relevant. As a holding company with no significant business operations of its own, Cboe Global Markets depends entirely on distributions, if any, it may receive from its subsidiaries to meet its obligations and pay dividends to its stockholders. If these subsidiaries are not profitable, or even if they are and they determine to retain their profits for use in their businesses, we will be unable to pay dividends to our stockholders.

Certain provisions in our organizational documents could prevent or delay a change of control.

Our organizational documents contain provisions that could block actions that stockholders might find favorable, including discouraging, delaying or preventing a change of control or any unsolicited acquisition proposals for us. These include provisions:

•	prohibiting stockholders from acting by written consent;
•	requiring advance notice of director nominations and of business to be brought before a meeting of stockholders; and
•	limiting the persons who may call special stockholders’ meetings.
•	In addition, our organizational documents include provisions that:
•	restrict any person from voting or causing the voting of shares of stock representing more than 20% of our outstanding voting capital stock; and
•	restrict any person from beneficially owning shares of stock representing more than 20% of the outstanding shares of our capital stock.

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

We indirectly hold 100% of the issued share capital and voting rights in Cboe Europe and its wholly owned subsidiary, Cboe Chi-X Europe. As a result, any person who holds, or has voting power with respect to, 10% or more of the outstanding shares of our common stock is subject to certain regulatory requirements under U.K. law.

A person that indirectly acquires control in a FCA entity is required to file a change in control notice with the FCA. Though both are FCA regulated entities, the statutorily prescribed change in control notification threshold for Cboe Europe is acquisition of voting power with respect to 20% or more of the issued share capital thereof. The change in control notification threshold for Cboe Chi-X Europe is acquisition of voting power with respect to 10% or more of the issued share capital thereof.  Therefore, any person who holds, or has voting power with respect to, 10% or more of the outstanding shares of our common stock will be required to file a change in control notice in respect of Cboe Chi-X Europe and, if this holding is in excess of 20%, also for Cboe Europe. This obligation may discourage, delay or prevent accumulations of 10% or more of our common stock.

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

We incurred indebtedness of approximately $1.65 billion to finance a portion of the cash component of the Merger consideration, refinance indebtedness of Bats and its subsidiaries and pay related fees and expenses. The indebtedness consists of a $1 billion unsecured term loan facility and $650 million in senior unsecured notes. We also entered into a $150 million revolving credit facility in December 2016, which may be used to fund working capital and for other general corporate purposes.  We refinanced $300 million of the amounts outstanding under the term loan facility with new senior unsecured notes.  As of December 31, 2017, we had $300 million outstanding under the term loan facility, $900 million of senior unsecured notes and no funds outstanding under the revolving credit facility.  Prior to entering into the merger agreement, we did not have any indebtedness and were not subject to any financial covenants. The financial and other covenants to which we have agreed and our increased indebtedness may have the effect of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness and making us more vulnerable to general adverse economic and industry conditions. Our increased indebtedness will also increase future borrowing costs, and the covenants pertaining thereto may also limit our ability to repurchase shares of our common stock, increase dividends or obtain additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements. We are also required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including working capital, capital expenditures and general corporate purposes. Further, a portion of our borrowings are at variable rates of interest, which exposes us to the risk of increased interest rates unless we enter into offsetting hedging transactions.

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

The process of migrating information technology systems may take longer, cost more and provide fewer synergies than initially anticipated. There may also be new regulations adopted during the transition period that require systems changes, which could divert attention away from migration process and cause delays. To the extent this occurs, the benefits of the proposed transaction may be reduced or delayed or may never come to fruition. Although our combined management team has experience with migrating other businesses to Bats’ technology platform, there are certain portions of our business, such as open outcry trading that have not yet been supported by Bats’ technology platform.

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

Accounting standards in the U.S. require that one party to the Merger be identified as the acquirer. In accordance with these standards, the Merger was accounted for as an acquisition of Bats by Cboe and followed the acquisition method of accounting for business combinations. The assets and liabilities of Bats were consolidated with our assets and liabilities. The excess of the purchase price over the fair values of Bats’ assets and liabilities was recorded as goodwill.

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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Properties

Our principal offices are located at 400 South LaSalle Street, Chicago, Illinois 60605. Through our wholly-owned subsidiary, Cboe Building Corporation, we own the building in which our principal offices are located and occupy approximately 300,000 square feet of this building.

In addition to our principal offices, we have space located at 8050 Marshall Drive, Lenexa, Kansas, where we lease approximately 39,000 square feet of space. The lease on this space expires in February 2025 and contains two five-year renewal options, as well as a one-time option to terminate in November 2019 if certain contingencies under the lease are met. We have an office located at 17 State Street, New York, New York, where we lease approximately 21,000 square feet of space, which expires in April 2024. The disaster recovery sites in the United States are located in Kansas City, Missouri and Secaucus, New Jersey. In addition, we have agreements with a primary data center in Secaucus, New Jersey and a secondary data center in Chicago, Illinois. Our principal offices in the United Kingdom are at 11 Monument Street, London, where we lease approximately 10,300 square feet of office space, which expires in March 2027. Our work area recovery space is available on invocation with a specialist provider. In Europe, our primary data center is in Slough, England. The secondary data center for Bats Europe is in Park Royal, London. We operate a back-up location for our London operations in the United Kingdom. We also maintain leased locations in California, Singapore, and Hong Kong.

We believe that our properties are in good operating condition and adequately serve our current business operations. Generally, our properties are not earmarked for use by a particular segment. Instead, most of our properties are used by two or more segments. We also anticipate that suitable additional or alternative space will be available at commercially reasonable terms for future expansion to the extent necessary.

Item 3.Legal Proceedings

Cboe incorporates herein by reference the discussion set forth in Note 21 (“Income Taxes”) and Note 23 (“Commitments, Contingencies, and Guarantees– Legal Proceedings”) of the consolidated financial statements included herein.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company's common stock is listed on Cboe BZX and the NASDAQ Global Select Market under the trading symbol CBOE. As of January 31, 2018, there were approximately 186 holders of record of our common stock.

The following table sets forth the high and low sales prices by quarter for shares of our common stock as reported on BZX and NASDAQ and cash dividends declared per quarter:

			Cash
			Dividends Declared
	Price Range		per Share
Calendar Period	High	Low
2016
First Quarter	$67.41	$58.43	$0.23
Second Quarter	66.95	61.22	0.23
Third Quarter	71.05	64.62	0.25
Fourth Quarter	77.29	61.58	0.25
2017
First Quarter	81.37	72.54	0.25
Second Quarter	91.80	80.00	0.25
Third Quarter	108.26	91.12	0.27
Fourth Quarter	128.32	107.48	0.27

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

The program was not utilized during the year ended December 31, 2017. As of December 31, 2017, the Company had $97 million of availability remaining under its existing share repurchase authorization.

Purchase of common stock from employees

During the fiscal quarter ended December 31, 2017, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock units. The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended December 31, 2017:

Period	Total number of shares purchased	Average price paid per share
October 1 to October 31, 2017	—	$—
November 1 to November 30, 2017	145	119.63
December 1 to December 31, 2017	52,794	124.97
Total	52,939	124.66

Stockholder Return Performance Graph

The following graph compares the cumulative total return provided to stockholders on our common stock since our initial public offering against the return of the S&P 500 Index and a customized peer group that includes CME Group Inc., Intercontinental Exchange Inc., and Nasdaq, Inc.

An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, the index and the peer groups on December 31, 2012, and its performance is tracked on an annual basis through December 31, 2017.

Comparison of Cumulative Total Return of the

Company, Peer Groups, Industry Indexes and/or Broad Markets

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cboe Global Markets, Inc., the S&P 500 Index

and a Peer Group

	12/12	12/13	12/14	12/15	12/16	12/17
Cboe Global Markets, Inc.	100.00	180.77	223.84	232.26	268.31	457.37
S&P 500	100.00	211.60	253.82	276.42	287.20	341.87
Peer Group	100.00	170.08	189.10	213.86	260.69	341.01

Item 6.Selected Financial Data

The following selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes included in Items 7 and 8, respectively of this Form 10-K. The information set forth below is not necessarily indicative of our future results for any period. We completed the acquisition of Bats during 2017 and included the financial results of Bats in our consolidated financial results from March 1, 2017.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Transaction fees	$1,564.9	$509.3	$485.3	$466.9	$426.3
Access fees	106.8	52.4	53.3	59.3	61.0
Exchange services and other fees	74.8	46.3	42.2	38.0	37.3
Market data fees	164.5	33.2	30.0	30.5	24.9
Regulatory fees	291.5	48.3	33.5	37.1	36.6
Other revenue	26.6	13.6	19.5	14.6	15.0
Total revenues	2,229.1	703.1	663.8	646.4	601.1
Cost of revenues:
Liquidity payments	849.7	35.8	29.2	29.1	29.2
Routing and clearing	37.6	11.1	2.3	4.1	4.3
Section 31 fees (1)	260.0	11.8	—	—	—
Royalty fees	86.2	78.0	70.6	66.1	56.6
Total cost of revenues	1,233.5	136.7	102.1	99.3	90.1
Revenues less cost of revenues	995.6	566.4	561.7	547.1	511.0
Operating expenses:
Compensation and benefits	201.4	113.2	105.9	121.7	118.1
Depreciation and amortization	192.2	44.4	46.3	40.0	34.5
Technology support services	42.1	22.5	20.7	19.2	17.9
Professional fees and outside services	66.0	53.1	50.1	32.0	34.4
Travel and promotional expenses	17.2	11.0	9.0	9.0	9.8
Facilities costs	10.3	5.7	5.0	5.7	5.0
Acquisition-related costs	84.4	13.6	—	—	—
Other expenses	10.1	4.7	4.8	5.7	5.5
Total operating expenses	623.7	268.2	241.8	233.3	225.2
Operating income	371.9	298.2	319.9	313.8	285.8
Interest (expense) income, net	(41.3)	(5.7)	—	—	—
Other income (expense)	3.8	14.1	4.1	(4.1)	(2.1)
Income before income tax provision	334.4	306.6	324.0	309.7	283.7
Income tax provision	(66.2)	120.9	119.0	120.0	107.7
Net income	$400.6	$185.7	$205.0	$189.7	$176.0
Net loss attributable to noncontrolling interests	1.1	1.1	—	—	—
Net income excluding noncontrolling interests	401.7	186.8	205.0	189.7	176.0
Change in redemption value of noncontrolling interests	(1.1)	(1.1)	—	—	—
Net income allocated to participating securities	(3.9)	(0.8)	(0.9)	(1.3)	(2.1)
Net income allocated to common stockholders	$396.7	$184.9	$204.1	$188.4	$173.9

Basic earnings per share	$3.70	$2.27	$2.46	$2.21	$1.99
Diluted earnings per share	$3.69	$2.27	$2.46	$2.21	$1.99

Basic weighted average shares outstanding	107.2	81.4	83.1	85.4	87.3
Diluted weighted average shares outstanding	107.5	81.4	83.1	85.4	87.3
Distributions per share	$1.04	$0.96	$0.88	$0.78	$1.16

(1)

As national securities exchanges, Cboe Options, C2, BZX, BYX, EDGX, and EDGA are assessed fees pursuant to Section 31 of the Exchange Act. Section 31 fees are assessed on the notional value traded and are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Section 31 fees are paid directly to the SEC, and our national securities exchanges then pass these costs along to our members as regulatory transaction fees, recognizing these amounts as incurred in cost of revenues and revenues, respectively.

	As of December 31,
	2017	2016	2015	2014	2013
	(in millions)
Balance Sheet Data:
Assets:
Cash and cash equivalents	$143.5	$97.3	$102.3	$147.9	$221.3
Financial investments	47.3	—	—	—	—
Goodwill and intangible assets, net	4,610.0	35.2	10.1	—	—
Total assets	$5,265.7	$476.7	$384.8	$383.9	$441.6
Liabilities and stockholders' equity:
Long-term debt	$1,237.9	$—	$—	$—	$—
Total liabilities	2,145.7	146.2	125.2	133.8	157.1
Total redeemable noncontrolling interest	9.4	12.6	—	—	—
Total stockholders' equity	3,110.6	317.9	259.6	250.1	284.5
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$5,265.7	$476.7	$384.8	$383.9	$441.6

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cboe offers trading across a diverse range of products in multiple asset classes and geographies, including options, futures, U.S. and European equities, exchange-traded products, global foreign exchange and multi-asset volatility products based on the VIX, the world’s barometer for equity market volatility.

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

The Company is headquartered in Chicago with offices in Kansas City, New York, London, San Francisco, Singapore, Hong Kong, and Ecuador.

On February 28, 2017, pursuant to the Agreement and Plan of Merger, dated as of September 25, 2016, Cboe acquired Bats Global Markets, Inc. The year ended December 31, 2017 includes financial results for Bats for the period from March 1, 2017 through December 31, 2017.

In October 2017, the Company changed its legal name from CBOE Holdings, Inc. to Cboe Global Markets, Inc.  The amendment to effect the name change was filed and became effective with the State of Delaware on October 16, 2017.

Business Segments

We previously operated as a single reportable business segment as of December 31, 2016. As a result of the Merger, beginning in 2017, we are reporting five segments: Options, U.S. Equities, Futures, European Equities, and Global FX. Segment performance is primarily based on operating income (loss). We have aggregated all of our corporate costs and eliminations, as well as other business ventures, within Corporate Items and Eliminations; however, operating expenses that relate to activities of a specific segment have been allocated to that segment. Our management allocates resources, assesses performance and manages our business according to these segments:

Options. Our Options segment includes trading of listed market indexes (index options), mostly on an exclusive basis, as well as on non-exclusive "multiply-listed" options, such as options on the stocks of individual corporations (equity options) and options on other exchange-traded products (ETP options), such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options) that occur on Cboe Options, C2, BZX and EDGX. It also includes the listed equity and ETP options routed transaction services that occur on Cboe Trading.

U.S. Equities. Our U.S. Equities segment includes trading of listed cash equities and ETP transaction services that occur on BZX, BYX, EDGX and EDGA. It also includes the listings business where ETPs and the Company are listed on BZX.

Futures. Our Futures segment includes trading of futures on the VIX Index and bitcoin, and other products that occur on CFE, our all-electronic futures exchange.

European Equities. Our European Equities segment includes trading of pan‑European listed equities transaction services, ETPs, exchange‑traded commodities, and international depository receipts that occur on the RIE, operated by Cboe Europe Equities. It also includes the listed cash equities and ETPs routed transaction services that occur through Cboe Chi-X Europe, as well as the listings business where ETPs can be listed on Cboe Europe Equities.

Global FX. Our Global FX segment includes institutional FX services on the Cboe FX platform, as well as non-deliverable forward FX transactions executed on Cboe SEF.

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

•	trading volumes on our proprietary products such as VIX options and futures and SPX options;
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

•	consolidation of our customers and competitors in the industry,
•	continuing pressure in transaction fee pricing due to intense competition in the United States and Europe; and
•

regulatory changes relating to market structure and increased capital requirements, and those which affect certain types of instruments, transactions, pricing structures, capital market participants or reporting or compliance requirements, including any changes resulting from Brexit.

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

Regulatory Fees

Regulatory fees primarily represent fees collected by the Company to cover the Section 31 fees charged to the Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX and EDGA) and are charged by the SEC. Consistent with industry practice, the fees charged to customers are based on the fee set by the SEC per notional value of the transaction executed on the Company’s markets and calculated and billed monthly. These fees are recognized in the U.S. Equities and Options segments and as the exchanges are responsible for the ultimate payment to the SEC, the exchanges are considered the principals in these transactions. Regulatory fees also include the options regulatory fee (ORF) charged to customers which supports the Company’s regulatory oversight function in the Options segment.

Other Revenue

Other revenue primarily includes among other items, revenue from various licensing agreements, all fees related to the trade reporting facility operated in the European Equities segment, and revenue associated with advertisements through the Company’s website.

Components of Cost of Revenues

Liquidity Payments

Liquidity payments are directly correlated to the volume of securities traded on our markets. As stated above, we record the liquidity rebates paid to market participants providing liquidity, in the case of C2, BZX, EDGX and Cboe Europe Equities, as cost of revenue. BYX and EDGA offer a pricing model pursuant to which we rebate liquidity takers for executing against an order resting on our book, which is also recorded as a cost of revenue.

Routing and clearing

Various rules require that U.S. options and cash equities trade executions occur at the National Best Bid/Offer (NBBO) displayed by any exchange.  Linkage order routing consists of the cost incurred to provide a service whereby Cboe equity and options exchanges deliver orders to other execution venues when there is a potential for obtaining a better execution price or when instructed to directly route an order to another venue by the order provider. The service affords exchange order flow providers an opportunity to obtain the best available execution price and may also result in cost benefits to those clients.  Such an offering improves our competitive position and provides an opportunity to attract orders which would otherwise bypass our exchanges. We utilize third-party brokers or our broker-dealer, Cboe Trading, to facilitate such delivery.

Section 31 Fees

Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX and EDGA) are assessed fees pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat these fees as a pass-through charge to customers executing eligible listed cash equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as regulatory transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. CFE, Cboe Europe Equities and Cboe FX are not U.S. national securities exchanges, and accordingly are not charged Section 31 fees.

Royalty Fees

Royalty fees primarily consist of license fees paid by us for the use of underlying indexes in our proprietary products usually based on contracts traded. The Company has licenses with the owners of the S&P 500 Index, S&P 100 Index and certain other S&P indexes, FTSE Russell indexes, the DJIA, MSCI, and certain other index products. This category also includes fees related to the dissemination of market data related to S&P indexes.

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

Technology Support Services

Technology support services consists primarily of costs related to the maintenance of computer equipment supporting our system architecture, circuits supporting our wide area network, support for production software, fees paid to information vendors for displaying data and off-site system hosting fees.

Professional Fees and Outside Services

Professional fees and outside services consist primarily of consulting services, which include supplemental staff activities primarily related to systems development and maintenance, legal, regulatory and audit, and tax advisory services.

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

Results of Operations

The comparability of our results of operations between reported periods is impacted by the acquisition of Bats on February 28, 2017. Operating results and other financial metrics for U.S. Equities, European Equities and Global FX represent activity for the ten months ended December 31, 2017. The following are summaries of changes in financial performance and include certain non-GAAP financial measures. These non-GAAP financials measures assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items management believes do not reflect our underlying operations. Please see the footnotes below for additional information and reconciliations from our consolidated financial statements.

Comparison of Years Ended December 31, 2017 and 2016

Overview

The following summarizes changes in financial performance for the year ended December 31, 2017, compared to the year ended December 31, 2016:

	Year Ended
	December 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$2,229.1	$703.1	$1,526.0	217.0%
Total cost of revenues	1,233.5	136.7	1,096.8	802.3%
Revenues less cost of revenues	995.6	566.4	429.2	75.8%
Total operating expenses	623.7	268.2	355.5	132.6%
Operating income	371.9	298.2	73.7	24.7%
Income before income tax provision	334.4	306.6	27.8	9.1%
Income tax provision	(66.2)	120.9	(187.1)	(154.8)%
Net income	$400.6	$185.7	$214.9	115.7%
Basic earnings per share	$3.70	$2.27	$1.43	63.0%
Diluted earnings per share	3.69	2.27	1.42	62.6%
Organic net revenue (1)	617.4	566.4	51.0	9.0%
EBITDA(2)	564.0	355.9	208.1	58.5%
EBITDA margin(3)	56.6%	62.8%	(6.2)%	*
Adjusted EBITDA(1)	$662.3	$364.3	$298.0	81.8%
Adjusted EBITDA margin(4)	66.5%	64.3%	2.2%	*
Adjusted earnings(5)	$368.0	$197.3	$170.7	86.5%
Adjusted earnings margin(6)	37.0%	34.8%	2.2%	*
Diluted weighted average shares outstanding	107.5	81.4	26.1	32.1%
Diluted Adjusted earnings per share(7)	$3.42	$2.42	$1.00	41.3%

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

The following is a reconciliation of revenues less cost of revenues to organic net revenue:

	Year Ended December 31,
	2017	2016
	(in millions)
Reconciliation of Revenue Less Cost of Revenue to Organic Net Revenue
Revenue less cost of revenue (net revenue)	$995.6	$566.4
Recent acquisitions:
Bats revenue less cost of revenue	(378.2)	—
Organic net revenue	$617.4	$566.4

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

The following is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2017
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss)	$214.0	$23.4	$126.2	$9.9	$(13.0)	$36.2	$396.7
Interest	—	—	—	—	—	41.3	41.3
Income tax provision (benefit)	39.4	80.0	—	(0.5)	0.2	(185.3)	(66.2)
Depreciation and amortization	53.2	80.5	1.5	25.5	30.3	1.2	192.2
EBITDA	306.6	183.9	127.7	34.9	17.5	(106.6)	564.0
Acquisition-related costs	1.6	—	—	—	—	82.8	84.4
Accelerated stock-based compensation	—	—	—	—	—	9.1	9.1
Provision for uncollectable convertible notes receivable	3.8	—	—	—	—	—	3.8
Change in fair value of contingent consideration	—	—	—	—	1.0	—	1.0
Adjusted EBITDA	$312.0	$183.9	$127.7	$34.9	$18.5	$(14.7)	$662.3

	Year Ended December 31,
	2016
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss)	$100.3	$—	$96.4	$—	$—	$(11.8)	$184.9
Interest	5.8	—	—	—	—	(0.1)	5.7
Income tax provision (benefit)	120.9	—	—	—	—	—	120.9
Depreciation and amortization	40.3	—	2.8	—	—	1.3	44.4
EBITDA	267.3	—	99.2	—	—	(10.6)	355.9
Acquisition-related costs	—	—	—	—	—	13.5	13.5
Accelerated stock-based compensation	—	—	—	—	—	1.5	1.5
Impairment of intangible assets	(1.4)	—	—	—	—	—	(1.4)
Legal settlement	—	—	—	—	—	(5.5)	(5.5)
Assessment of computer-based lease taxes for prior period use	—	—	—	—	—	0.3	0.3
Adjusted EBITDA	$265.9	$—	$99.2	$—	$—	$(0.8)	$364.3

(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(4)	Adjusted EBITDA margin represents Adjusted EBITDA divided by revenues less cost of revenues.
(5)

Adjusted earnings is defined as net income adjusted for amortization of purchased intangibles, acquisition-related costs, interest and other borrowing costs, provision for uncollectable convertible notes receivable, gain on settlement of contingent consideration, legal settlements, change in fair value of contingent consideration, assessment of computer-based lease taxes for prior period use, changes in redemption value of non-controlling interest, tax effect of amortization and other items, tax effect of tax reform law, re-measurement of deferred tax assets and liabilities as a result of corporate increases in Illinois, net income allocated to participating securities, and accelerated stock-based compensation, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following is a reconciliation of net income to Adjusted earnings:

	Year Ended December 31,
	2017	2016
	(in millions)
Net income allocated to common stockholders	$396.7	$184.9
Amortization of purchased intangibles	142.6	1.2
Acquisition-related costs	84.4	13.5
Accelerated stock-based compensation	9.1	1.5
Interest and other borrowing costs	5.2	5.7
Impairment of intangible assets	3.8	—
Change in fair value of contingent consideration	1.0	—
Legal settlement	—	(5.5)
Gain on settlement of contingent consideration	—	(1.4)
Assessment of computer-based lease taxes for prior period use	—	0.3
Change in redemption value of noncontrolling interest	1.1	1.1
Tax effect of amortization and other items	(92.3)	(4.0)
Tax effect of tax reform law	(191.1)	—
Re-measurement of deferred tax assets and liabilities as a result of corporate rate increases in Illinois	7.0	—
Net income allocated to participating securities	0.5	—
Adjusted earnings	$368.0	$197.3

(6)	Adjusted earnings margin represents Adjusted earnings divided by revenues less cost of revenues.
(7)	Diluted Adjusted earnings per share represents Adjusted earnings divided by diluted weighted average shares outstanding.

The following summarizes changes in certain operational and financial metrics for the year ended December 31, 2017, compared to the year ended December 31, 2016:

	Year Ended
	December 31,			Increase/		Percent
	2017	2016		(Decrease)		Change
	(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Total touched contracts	6.6		6.4		0.2	3.1%
Market ADV	16.7		16.1		0.6	3.7%
Index contract ADV	2.0		1.7		0.3	17.6%
Number of trading days	251		252		(1)	(0.4)%
Total Options revenue per contract (RPC) (1)	$0.248		$0.322		$(0.074)	(23.0)%
Multiply Listed Options RPC (1)	0.061		0.083		(0.022)	(26.5)%
Index Options RPC (1)	0.687		0.710		(0.023)	(3.2)%
Market share	39.7%		27.7%		12.0%	*
U.S. Equities:
ADV:
Total touched shares (in billions)	1.3		*		*	*
Market ADV (in billions)	6.5		*		*	*
Trading days	251		*		*	*
Market share	19.0%		*		*	*
U.S. Equities (net capture per one hundred touched shares)(2)	$0.023		*		*	*
U.S. ETPs: launches (number of launches)	89		*		*	*
U.S. ETPs: listings (number of listings)	250		*		*	*
Futures:
ADV (in millions)	0.3		0.2		0.1	50.0%
Trading days	251		252		(1)	(0.4)%
Revenue per contract	$1.779		$1.681		$0.098	5.8%
European Equities:
ADNV:
Matched and touched ADNV (in billions)	€9.4		*		*	*
Market ADNV (in billions)	44.8		*		*	*
Trading days	214		*		*	*
Market share	21.0%		*		*	*
European Equities (net capture per matched notional value in basis points)(3)	0.167		*		*	*
Average Euro/British pound exchange rate	£0.877	£	*	£	*	* %
Global FX:
ADNV (in billions)	$29.8		*		*	*
Trading days	217		*		*	*
Global FX (net capture per one million dollars traded)(4)	2.61		*		*	*
Average British pound/U.S. dollar exchange rate	$1.287	$	*	$	*	* %

* Not Meaningful

Revenue per contract represents transaction fees less liquidity payments and routing and clearing costs divided by total touched contracts.

(1)

Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX and EDGA and the number of trading days for the period.

(2)	Net capture per matched notional value refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Equities and the number of trading days for the period.
(3)

Net capture per one million dollars traded refers to transaction fees less liquidity payments, if any, divided by the product of one-thousandth of ADNV traded on the Cboe FX market and the number of trading days, divided by two, which represents the buyer and seller that are both charged on the transaction for the period.

Revenues

Total revenues increased in the year ended December 31, 2017 reflecting the Bats acquisition on February 28, 2017. The following summarizes changes in revenues for the year ended December 31, 2017 compared to the year ended December 31, 2016:

	Year Ended
	December 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(in millions, except percentages)
Transaction fees	$1,564.9	$509.3	$1,055.6	207.3%
Access fees	106.8	52.4	54.4	103.8%
Exchange services and other fees	74.8	46.3	28.5	61.6%
Market data fees	164.5	33.2	131.3	395.5%
Regulatory fees	291.5	48.3	243.2	503.5%
Other revenue	26.6	13.6	13.0	95.6%
Total revenues	$2,229.1	$703.1	$1,526.0	217.0%

Transaction Fees

Transaction fees increased for the year ended December 31, 2017 compared to the same period in 2016 primarily driven by the acquisition of Bats that contributed $970.5 million.  The remaining increase was primarily driven by a 50.0% increase in Futures volumes and a 17.6% increase in Index Options volumes.

Access fees

Access fees increased for the year ended December 31, 2017 compared to the same period in 2016 primarily driven by the Bats acquisition that contributed $60.1 million. This was partially offset by pricing decreases for market maker permits and floor broker permits effective in the first quarter of 2017.

Exchange services and other fees

Exchange services and other fees increased for the year ended December 31, 2017 compared to the same period in 2016 primarily driven by the Bats acquisition that contributed $25.0 million.

Market Data Fees

Market data fees increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to the Bats acquisition that contributed $128.6 million.

Regulatory Fees

Regulatory transaction fees increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to the acquisition of Bats that contributed $246.0 million.

Other Revenue

Other revenue increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to the Bats acquisition that contributed $9.4 million.

Cost of Revenues

Cost of revenues increased in the year ended December 31, 2017 compared to the same period in 2016 primarily due to the acquisition of Bats. The following summarizes changes in cost of revenues for the year ended December 31, 2017 compared to the prior year:

	Year Ended
	December 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(in millions, except percentages)
Liquidity payments	$849.7	$35.8	$813.9	2,273.5%
Routing and clearing	37.6	11.1	26.5	238.7%
Section 31 fees	260.0	11.8	248.2	2,103.4%
Royalty fees	86.2	78.0	8.2	10.5%
Total	$1,233.5	$136.7	$1,096.8	802.3%

Liquidity Payments

Liquidity payments increased for the year ended December 31, 2017 compared to the same period in 2016 primarily driven by the Bats acquisition that contributed $789.3 million.

Routing and Clearing

The increase in routing and clearing fees for the year ended December 31, 2017 compared to the same period in 2016 was primarily driven by the Bats acquisition that contributed $28.3 million.

Section 31 Fees

Section 31 fees increased for the year ended December 31, 2017 compared to the same period in 2016 primarily driven by the Bats acquisition that contributed $243.6 million.

Royalty Fees

Royalty fees increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to higher trading volume in licensed products.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased in the year ended December 31, 2017 compared to the same period in 2016 primarily due to the acquisition of Bats.

The following summarizes the components of revenues less cost of revenues for the year ended December 31, 2017, presented as a percentage of revenues less cost of revenues and compared to the prior year:

				Percentage of
				Revenues Less
				Cost of
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2017	2016	Change	2017	2016
	(in millions, except percentages)
Transaction fees less liquidity payments and routing and clearing costs	$677.6	$462.4	46.5%	68.1%	81.6%
Access fees	106.8	52.4	103.8%	10.7%	9.3%
Exchange services and other fees	74.8	46.3	61.6%	7.5%	8.2%
Market data fees	164.5	33.2	395.5%	16.5%	5.9%
Regulatory fees, less Section 31 fees	31.5	36.5	(13.7)%	3.2%	6.4%
Royalty fees	(86.2)	(78.0)	10.5%	(8.7)%	(13.8)%
Other	26.6	13.6	95.6%	2.7%	2.4%
Revenues less cost of revenues	$995.6	$566.4	75.8%	100.0%	100.0%

Transaction Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction fees less liquidity payments and routing and clearing costs (“Net Transaction Fees”) increased in the year ended December 31, 2017 compared to the same period in 2016 primarily driven by the acquisition of Bats that contributed $153.0 million.  The remaining increase was primarily due to higher trading volumes in Index Options and Futures for the year ended December 31, 2017.

Access Fees

Access fees increased for the year ended December 31, 2017 compared to the same period in 2016 primarily driven by the Bats acquisition that contributed $60.1 million. This was partially offset by decreases driven by pricing decreases for market maker permits and floor broker permits effective in the first quarter of 2017.

Exchange services and other fees

Exchange services and other fees increased for the year ended December 31, 2017 compared to the same period in 2016 primarily driven by the Bats acquisition that contributed $25.0 million.

Market Data Fees

Market data fees increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to the Bats acquisition that contributed $128.6 million.

Regulatory Fees, less Section 31 Fees

Regulatory fees, less Section 31 Fees, decreased in the year ended December 31, 2017 compared to the same period in 2016 primarily due to a decrease in options regulatory fees reflecting lower regulatory costs to oversee the options markets.

Royalty Fees

Royalty fees increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to higher trading volume in licensed products.

Other

Other revenue increased in the year ended December 31, 2017 compared to the same period in 2016 primarily due the Bats acquisition that contributed $9.0 million.

Operating Expenses

For the year ended December 31, 2017 compared to the year ended December 31, 2016, acquisition-related costs for the Bats acquisition drove the increase in operating expenses. Incremental operating expenses of Bats from the acquisition date to December 31, 2017 also contributed to the increase primarily in depreciation and amortization and compensation and benefits. The following summarizes changes in operating expenses for the year ended December 31, 2017 compared to the prior year:

	Year Ended
	December 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(in millions, except percentages)
Operating Expenses:
Compensation and benefits	$201.4	$113.2	$88.2	77.9%
Depreciation and amortization	192.2	44.4	147.8	332.9%
Technology support services	42.1	22.5	19.6	87.1%
Professional fees and outside services	66.0	53.1	12.9	24.3%
Travel and promotional expenses	17.2	11.0	6.2	56.4%
Facilities costs	10.3	5.7	4.6	80.7%
Acquisition-related costs	84.4	13.6	70.8	520.6%
Change in contingent consideration	1.0	—	1.0	* %
Other expenses	9.1	4.7	4.4	93.6%
Total operating expenses	$623.7	$268.2	$355.5	132.6%

* Not Meaningful

Compensation and Benefits

Compensation and benefits increased for the year ended December 31, 2017 compared to the same period in 2016 primarily driven by the incremental costs for additional employees from the Bats acquisition of $77.4 million. The remainder of the increase during the year was due to the acceleration of stock-based compensation due to a change in the vesting terms in the first quarter of 2017.

Depreciation and Amortization

Depreciation and amortization increased for the year ended December 31, 2017 compared to the same period in 2016 primarily driven by amortization of purchased intangible assets acquired from the Bats acquisition of $152.7 million.

Technology Support Services

Technology support services costs increased for the year ended December 31, 2017 compared to the same period in 2016 primarily driven by incremental expense from the acquisition of Bats that contributed $20.1 million.

Professional Fees and Outside Services

Professional and outside services fees increased for the year ended December 31, 2017 compared to the same period in 2016 primarily driven by incremental expense from the acquisition of Bats that contributed $14.3 million.

Acquisition-Related Costs

Acquisition-related costs increased for the year ended December 31, 2017 compared to the same period in 2016 primarily driven by the timing of our acquisition of Bats. Acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance and retention costs, impairment of capitalized software and other external costs directly related to the mergers and acquisitions.

Operating Income

As a result of the items above, operating income for the year ended December 31, 2017 was $371.9 million, compared to $298.2 million for the year ended December 31, 2016, an increase of $73.7 million, or 24.6%.

Interest Expense, Net

Net interest expense increased in the year ended December 31, 2017 primarily due to $39.3 million in interest expense related to the financing of the Bats acquisition. To finance the cash required for the acquisition, we entered into a $1.0 billion term loan agreement and issued $650 million in aggregate principal amount of 3.650% senior notes. In June 2017, we issued $300 million in aggregate principal amount of 1.950% senior notes and used the net proceeds to pay down a portion of the term loan. See Note 13, Debt, to the consolidated financial statements for a discussion of debt agreements.

Other (Expense) Income

Other (expense) income decreased in 2017 compared to 2016 driven by the provision for uncollectable convertible notes receivable of $3.8 million related to our investment in Tradelegs, LLC.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the year ended December 31, 2017 was $334.4 million compared to $306.6 million for the year ended December 31, 2016, an increase of $27.8 million, or 9.1%.

Income Tax Provision (Benefit)

For the year ended December 31, 2017, the income tax provision (benefit) was $(66.2) million compared with $120.9 million for the year ended 2016. The effective tax rate for the year ended December 31, 2017 was (19.8)%, compared to 39.4% for the year ended December 31, 2016.

On December 22, 2017 the U.S. enacted the Tax Cuts and Jobs Act (the “Jobs Act”). The Jobs Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. Given the predominance of our U.S. earnings contribution, we expect a significant reduction in our overall effective tax rate in 2018. The change in the effective tax rate was due to the tax benefit associated with re-measuring net deferred tax liabilities as a result of the Jobs Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Jobs Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data and interpret the Jobs Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts.

We have recorded a $191.3 million net tax benefit in 2017 associated with the impact of the Jobs Act primarily due to the tax benefit associated with re-measuring net deferred tax liabilities. Although the $191.3 million net benefit represents what Cboe believes is a reasonable estimate of the impact of the income tax effects of the Jobs Act on Cboe’s Consolidated Financial Statements as of December 31, 2017, it should be considered provisional. Once Cboe finalizes certain tax positions and files its 2017 US tax return it will be able to conclude whether any further adjustments are required to its net deferred tax liability as well as to the liability associated with the one-time mandatory deemed repatriation tax. Any adjustments to these provisional amounts will be reported as a component of Tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

Net Income

As a result of the items above, net income for the year ended December 31, 2017 was $401.7 million, or 40.3% of revenues less cost of revenues, compared to $186.8 million, or 32.6% of revenues less cost of revenues, for the year ended December 31, 2016, an increase of $214.9 million.

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

The following summarizes our total revenues by segment:

				Percentage of
				Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2017	2016	Change	2017	2016
	(in millions, except percentages)
Options	$883.5	$589.5	49.9%	39.6%	83.8%
U.S. Equities	1,072.5	—	*	48.1%	—%
Futures	144.6	113.6	27.3%	6.6%	16.2%
European Equities	89.6	—	*	4.0%	—%
Global FX	38.2	—	*	1.7%	—%
Corporate	0.7	—	*	0.0%	—%
Total revenues	$2,229.1	$703.1	217.0%	100.0%	100.0%

* Not Meaningful

The following summarizes our revenues less cost of revenues by segment:

				Percentage of
				Total Revenues
				less Cost of Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2017	2016	Change	2017	2016
	(in millions, except percentages)
Options	$516.3	$457.0	13.0%	51.9%	80.7%
U.S. Equities	239.1	—	*	24.0%	—%
Futures	139.5	109.4	27.5%	14.0%	19.3%
European Equities	61.8	—	*	6.2%	—%
Global FX	38.2	—	*	3.8%	—%
Corporate	0.7	—	*	0.1%	—%
Total revenues less cost of revenues	$995.6	$566.4	75.8%	100.0%	100.0%

* Not Meaningful

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our Options segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2017	2016	Change	2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$516.3	$457.0	13.0%	58.4%	77.5%
Operating expenses	264.1	238.6	10.7%	29.9%	40.5%
Operating income	$252.2	$218.4	15.5%	28.5%	37.0%
EBITDA(1)	$306.6	$267.3	14.7%	34.7%	45.3%
EBITDA margin(2)	59.4%	58.5%	*	*	*

*  Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

For the year ended December 31, 2017, the Options segment's operating income increased $33.8 million compared to the year ended December 31, 2016 primarily due to the acquisition of Bats, which contributed $27.2 million. Also contributing to the increase was the higher volume of index option contracts traded in 2017.

U.S. Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and

EBITDA margin for our U.S. Equities segment:

					Percentage
					of Total
					Revenues
	Year Ended				Year Ended
	December 31,		Percent		December 31,
	2017	2016	Change		2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$239.1	$—	*	%	22.3%	*	%
Operating expenses	135.9	—	*	%	12.7%	*	%
Operating income	$103.2	$—	*	%	9.6%	*	%
EBITDA(1)	$183.9	$—	*	%	17.1%	*	%
EBITDA margin(2)	76.9%	*	*		*	*

*      Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

For the year ended December 31, 2017, U.S. Equities contributed revenues less costs of revenues of $239.1 million,  and operating income of $103.2 million, resulting from our acquisition of Bats on February 28, 2017.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2017	2016	Change	2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$139.5	$109.4	27.5%	96.5%	96.3%
Operating expenses	12.7	13.0	(2.3)%	8.8%	11.4%
Operating income	$126.8	$96.4	31.5%	87.7%	84.9%
EBITDA(1)	$127.7	$99.2	28.7%	88.3%	87.3%
EBITDA margin(2)	91.5%	90.7%	*	*	*

*      Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

For the year ended December 31, 2017 compared to the same period in 2016, the net revenue and operating income increased $30.1 million and $30.4 million, respectively, primarily driven by a 50% increase in ADV, from 0.2 million contracts per day in 2016 to 0.3 million contracts per day in 2017 and a 5.3% increase in revenue per contract.

European Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our European Equities segment:

					Percentage
					of Total
					Revenues
	Year Ended				Year Ended
	December 31,		Percent		December 31,
	2017	2016	Change		2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$61.8	$—	*	%	69.0%	*	%
Operating expenses	52.9	—	*	%	59.0%	*	%
Operating income	$8.9	$—	*	%	9.9%	*	%
EBITDA(1)	$34.9	$—	*	%	39.0%	*	%
EBITDA margin(2)	56.5%	*	*		*	*

*     Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

For the year ended December 31, 2017, European Equities contributed revenues less costs of revenues of $61.8 million, and operating income of $8.9 million, resulting from our acquisition of Bats on February 28, 2017.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our Global FX segment:

					Percentage
					of Total
					Revenues
	Year Ended				Year Ended
	December 31,		Percent		December 31,
	2017	2016	Change		2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$38.2	$—	*	%	100.0%	*	%
Operating expenses	51.0	—	*	%	133.5%	*	%
Operating loss	$(12.8)	$—	*	%	(33.5)%	*	%
EBITDA(1)	$17.5	$—	*	%	45.8%	*	%
EBITDA margin(2)	45.8%	*	*		*	*

*     Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

For the year ended December 31, 2017, Global FX contributed revenues less costs of revenues of $38.2 million, and operating loss of $12.8 million, resulting from our acquisition of Bats on February 28, 2017.

Comparison of Years Ended December 31, 2016 and 2015

Overview

The following summarizes changes in financial performance for the year ended December 31, 2016, compared to the year ended December 31, 2015:

	Year Ended
	December 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(in millions, except percentages, earnings per share, and as noted below)
Total revenues	703.1	663.8	39.3	5.9%
Total cost of revenues	136.7	102.1	34.6	33.9%
Revenues less cost of revenues	566.4	561.7	4.7	0.8%
Total operating expenses	268.2	241.8	26.4	10.9%
Operating income	298.2	319.9	(21.7)	(6.8)%
Income before income tax provision	306.6	324.0	(17.4)	(5.4)%
Income tax provision	120.9	119.0	1.9	1.6%
Net income	$185.7	$205.0	$(19.3)	(9.4)%
Basic earnings per share	2.27	2.46	(0.19)	(7.7)%
Diluted earnings per share	2.27	2.46	(0.19)	(7.7)%
Organic net revenue (1)	566.4	561.7	4.70	0.8%
EBITDA(2)	$355.9	$369.4	$(13.5)	(3.7)%
EBITDA margin(3)	62.8%	65.8%	(2.9)%	*
Adjusted EBITDA(1)	$364.3	$367.8	$(3.5)	(1.0)%
Adjusted EBITDA margin(4)	64.3%	65.5%	(1.2)%	*
Adjusted earnings(5)	$197.3	$198.9	$(1.6)	(0.8)%
Adjusted earnings margin(6)	34.8%	35.4%	(0.6)%	*
Diluted weighted average shares outstanding	81.4	83.1	(1.7)	(2.0)%
Diluted Adjusted earnings per share(7)	$2.42	$2.40	$0.02	1.0%

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

The following is a reconciliation of revenues less cost of revenues to organic net revenue:

	Year Ended December 31,
	2016	2015
	(in millions)
Reconciliation of Revenue Less Cost of Revenue to Organic Net Revenue
Revenue less cost of revenue (net revenue)	$566.4	$561.7
Organic net revenue	$566.4	$561.7

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2016
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss)	$100.3	$—	$96.4	$—	$—	$(11.8)	$184.9
Interest	5.8	—	—	—	—	(0.1)	5.7
Income tax provision (benefit)	120.9	—	—	—	—	—	120.9
Depreciation and amortization	40.3	—	2.8	—	—	1.3	44.4
EBITDA	267.3	—	99.2	—	—	(10.6)	355.9
Acquisition-related costs	—	—	—	—	—	13.5	13.5
Accelerated stock-based compensation	—	—	—	—	—	1.5	1.5
Impairment of intangible assets	(1.4)	—	—	—	—	—	(1.4)
Legal settlement	—	—	—	—	—	(5.5)	(5.5)
Assessment of computer-based lease taxes for prior period use	—	—	—	—	—	0.3	0.3
Adjusted EBITDA	$265.9	$—	$99.2	$—	$—	$(0.8)	$364.3

	Year Ended December 31,
	2015
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss)	$146.3	$—	$73.6	$—	$—	$(15.8)	$204.1
Income tax provision (benefit)	119.0	—	—	—	—	—	119.0
Depreciation and amortization	42.9	—	3.4	—	—	—	46.3
EBITDA	308.2	—	77.0	—	—	(15.8)	369.4
Impairment of intangible assets	—	—	—	—	—	0.4	0.4
Prior period revenue adjustment	—	—	—	—	—	(2.0)	(2.0)
Adjusted EBITDA	$308.2	$—	$77.0	$—	$—	$(17.4)	$367.8

(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(4)	Adjusted EBITDA margin represents Adjusted EBITDA divided by revenues less cost of revenues.
(5)

"Adjusted earnings" is defined as net income adjusted for amortization, net of tax and other items, including acquisition-related costs, accelerated stock-based compensation, assessment of computer-based lease taxes for prior period use, and impairment of intangible assets, net of tax. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with U.S. GAAP. We have presented Adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of electronic exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate Adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

The following is a reconciliation of net income to Adjusted earnings:

	Year Ended December 31,
	2016	2015
	(in millions)
Net income allocated to common stockholders	$184.9	$204.1
Amortization	1.2	—
Acquisition-related costs	13.5	—
Accelerated stock-based compensation	1.5	—
Legal settlement	(5.5)	—
Gain on settlement of contingent consideration	(1.4)	—
Assessment of computer-based lease taxes for prior period use	0.3	—
Interest and other borrowing costs	5.7	—
Impairment of intangible assets	—	0.4
Prior period revenue adjustment	—	(2.0)
Change in redemption value of noncontrolling interest	1.1	—
Tax effect of amortization and other items	(4.0)	(3.6)
Adjusted earnings	$197.3	$198.9

(6)	Adjusted earnings margin represents Adjusted earnings divided by revenues less cost of revenues.
(7)	Diluted Adjusted earnings per share represents Adjusted earnings divided by diluted weighted average shares outstanding.

The following summarizes changes in certain operational and financial metrics for the year ended December 31, 2016, compared to the year ended December 31, 2015:

	Year Ended
	December 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Total touched contracts	6.4	4.5	1.9	42.2%
Market ADV	16.1	16.1	—	—%
Index contract ADV	1.7	1.6	0.1	6.2%
Number of trading days	252	252	—	—%
Total Options revenue per contract (RPC) (1)	$0.322	$0.328	$(0.006)	(1.8)%
Multiply Listed Options RPC (1)	0.083	0.083	—	—%
Index Options RPC (1)	0.710	0.711	(0.001)	(0.1)%
Market share	27.7%	27.4	0.3%	1.1%
Futures:
ADV (in millions)	0.2	0.2	—	—%
Trading days	252	252	—	—%
Revenue per contract	$1.681	$1.694	$(0.013)	(0.8)%

(1)	Revenue per contract represents transaction fees less liquidity payments and routing and clearing costs divided by total touched contracts.

The table above does not include metrics for the U.S. Equities, European Equities and Global FX segments because those businesses were acquired with Bats in 2017. Prior to 2017, we reported our options and futures results as one segment.

Revenues

Total revenues increased primarily driven by higher transaction fees, exchange services and other fees, market data fees and regulatory fees, partially offset by lower access fees and other revenue. The following summarizes changes in revenues for the year ended December 31, 2016, compared to the year ended December 31, 2015:

	Year Ended
	December 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(in millions, except percentages)
Transaction fees	$509.3	$485.3	$24.0	4.9%
Access fees	52.4	53.3	(0.9)	(1.7)%
Exchange services and other fees	46.3	42.2	4.1	9.7%
Market data fees	33.2	30.0	3.2	10.7%
Regulatory fees	48.3	33.5	14.8	44.2%
Other revenue	13.6	19.5	(5.9)	(30.3)%
Total revenues	$703.1	$663.8	$39.3	5.9%

Transaction Fees

Transaction fees increased for the year ended December 31, 2016 compared to the prior year largely driven by a 0.9% increase in trading volume and a 0.8% increase in the average revenue per contract.

Exchange Services and Other Fees

Exchange services and other fees increased for the year ended December 31, 2016 compared to the prior year. The increase was primarily a result of higher fees for technology services and revenue generated from Livevol, which was acquired on August 7, 2015.

Market Data Fees

Market data fees increased for the year ended December 31, 2016 compared to the prior year. For the years ended December 31, 2016 and 2015, income derived from our market data services totaled $17.5 million and $16.0 million, respectively. Revenue generated from our market data services, which provide current and historical options and futures data, increased $1.5 million, resulting primarily from an increase in subscribers and fees.  For the years ended December 31, 2016 and 2015, OPRA income totaled $15.7 million and $14.0 million, respectively.  Income derived from OPRA is allocated based on each exchange's share of total cleared options transactions. The Company's share of total cleared options transactions for the year ended December 31, 2016 increased to 24.4% from 23.3% for the same period in 2015 and total distributable OPRA income increased compared to the prior year ended 2015.

Regulatory Fees

Regulatory fees increased for the year ended December 31, 2016 compared to the same period in the prior year. The increase in regulatory fees is primarily the result of an increase in our options regulatory fees resulting from increased costs associated with the regulation of Cboe Options and C2 and other self-regulatory organization commitments.

Regulatory fees are primarily generated by the options regulatory fee that we charge on all TPH customer volume industry-wide. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

Other Revenue

Other revenue decreased for the year ended December 31, 2016 compared to the same period in the prior year. The decrease in other revenue was primarily due to lower revenue from fines assessed for rule violations and, in 2015, the recognition of revenue to adjust for incorrect coding of transactions by an exchange participant related to prior periods.

Cost of Revenues

Cost of revenues increased for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to a pricing changes in multiply listed options. The following summarizes changes in cost of revenues for the year ended December 31, 2016 compared to the prior year:

	Year Ended
	December 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(in millions, except percentages)
Liquidity payments	$35.8	$29.2	$6.6	22.6%
Routing and clearing	11.1	2.3	8.8	382.6%
Section 31 fees	11.8	—	11.8	* %
Royalty fees	78.0	70.6	7.4	10.5%

Total	$136.7	$102.1	$34.6	33.9%

*     Not meaningful

Liquidity Payments

Liquidity payments increased for the year ended December 31, 2016 driven by pricing changes in multiply listed options offset slightly by a 7.0% decrease in multiply listed options volume.

Royalty Fees

Royalty fees for the year ended December 31, 2016 increased from the prior year period primarily from higher trading volume in licensed products.

Revenues Less Cost of Revenues

Revenues less cost of revenues remained relatively flat for the year ended December 31, 2016 compared to the year ended December 31, 2015.

The following summarizes the components of revenues less cost of revenues for the year ended December 31, 2016 and 2015, presented as a percentage of revenues less cost of revenues and compared to the prior year:

				Percentage of
				Revenues Less
				Cost of
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2016	2015	Change	2016	2015
	(in millions, except percentages)
Transaction fees less liquidity payments and routing and clearing costs	$462.4	$453.8	1.9%	81.6%	80.8%
Access fees	52.4	53.3	(1.7)%	9.3%	9.5%
Exchange services and other fees	46.3	42.2	9.7%	8.2%	7.5%
Market data fees	33.2	30.0	10.7%	5.9%	5.3%
Regulatory fees, less Section 31 fees	36.5	33.5	9.0%	6.4%	6.0%
Royalty fees	(78.0)	(70.6)	10.5%	(13.8)%	(12.6)%
Other	13.6	19.5	(30.3)%	2.4%	3.5%
Revenues less cost of revenues	$566.4	$561.7	0.8%	100.0%	100.0%

Transaction Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction fees less liquidity payments and routing and clearing costs increased for the year ended December 31, 2016 compared with the prior year. The increase was primarily driven by changes in average revenue per contract. We experienced a shift in overall product mix. As a percentage of total volume, equities decreased to 30.8% from 33.5%, indexes increased to 36.6% from 34.8% and futures increased to 5.1% from 4.4%.  Equities represent our lowest average revenue per contract, while index options and futures generate our highest options average revenue per contract and our highest total average revenue per contract, respectively.

Exchange Services and Other Fees

Exchange services and other increased for the year ended December 31, 2016 compared to the prior year. The increase was primarily a result of higher fees for technology services and revenue generated from Livevol, which was acquired on August 7, 2015.

Market Data Fees

Market data fees increased for the year ended December 31, 2016 compared to the prior year. For the years ended December 31, 2016 and 2015, income derived from our market data services totaled $17.5 million and $16.0 million, respectively. Revenue generated from our market data services, which provide current and historical options and futures data, increased $1.5 million, resulting primarily from an increase in subscribers and fees. For the years ended December 31, 2016 and 2015, OPRA income totaled $15.7 million and $14.0 million, respectively.  Income derived from OPRA is allocated based on each exchange's share of total cleared options transactions. The Company's share of total cleared options transactions for the year ended December 31, 2016 increased to 24.4% from 23.3% for the same period in 2015 and total distributable OPRA income increased compared to the prior year ended 2015.

Regulatory Fees, less Section 31 fees

Regulatory fees increased for the year ended 2016 compared to the same period in the prior year. The increase in regulatory fees is primarily the result of an increase in our options regulatory fees resulting from increased costs associated with the regulation of Cboe Options and C2 and other self-regulatory organization commitments.

Regulatory fees are primarily generated by the options regulatory fee that we charge on all customer volume industry-wide. Under the rules of each of our options exchanges, as required by the SEC, any revenue derived from regulatory fees and fines cannot be used for non-regulatory purposes.

Royalty Fees

Royalty fees for the year ended December 31, 2016 increased from the prior year period primarily from higher trading volume in licensed products.

Other Revenue

Other revenue decreased for the year ended December 31, 2016 compared to the same period in the prior year. The decrease in other revenue was primarily due to lower revenue from fines assessed for rule violations and, in 2015, the recognition of revenue to adjust for incorrect coding of transactions by an exchange participant related to prior periods.

Operating Expenses

Total operating expenses increased for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to acquisition costs related to the Bats acquisition, compensation and benefits, and professional fees. Expenses increased to 54.7% of total operating revenues in the year ended 2016 compared with 49.6% in the same period in 2015.The following summarizes changes in operating expenses for the year ended December 31, 2016, compared to the prior year:

	Year Ended
	December 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(in millions, except percentages)
Operating Expenses:
Compensation and benefits	$113.2	$105.9	$7.3	6.9%
Depreciation and amortization	44.4	46.3	(1.9)	(4.1)%
Technology support services	22.5	20.7	1.8	8.7%
Professional fees and outside services	53.1	50.1	3.0	6.0%
Travel and promotional expenses	11.0	9.0	2.0	22.2%
Facilities costs	5.7	5.0	0.7	14.0%
Acquisition related costs	13.6	—	13.6	* %
Other expenses	4.7	4.8	(0.1)	(2.1)%
Total operating expenses	$268.2	$241.8	$26.4	10.9%

*     Not meaningful

Compensation and Benefits

For the year ended December 31, 2016, compensation and benefits increased compared to the same period in 2015. This was primarily driven by increased staffing levels, higher stock-based compensation, including accelerated stock-based compensation expense, and annual incentive compensation, which is aligned with our financial performance relative to our targets. The year ended December 31, 2016 included $0.9 million of accelerated stock-based compensation expense, for certain officers and employees as a result of attaining certain age and service based requirements in our long-term incentive plan and award agreements.

Depreciation and Amortization

Depreciation and amortization decreased for the year ended December 31, 2016 compared to the same period in 2015. The decrease was primarily due to the acceleration of depreciation for certain assets that have a shorter than expected useful life through June 30, 2016, partially offset by the amortization of intangible assets related to the acquisitions of Livevol and Vest.

Professional Fees and Outside Services

Expenses related to professional fees and outside services increased for the year ended December 31, 2016 compared to the prior-year period primarily driven by higher legal, and higher contract services related to certain regulatory services provided by FINRA and other self-regulatory organization commitments for Cboe Options and C2. In connection with the acquisition of Bats and the planned migration to the Bats trading platform and the suspension of CBOE Vector, our investment of $15.0 million related to the development of Vector, in 2017, became obsolete.

Travel and promotional expenses

Travel and promotional expenses for the year ended December 31, 2016 increase compared to the prior year primarily due to higher advertising expenses.

Operating Income

As a result of the items above, operating income in 2016 was $298.2 million compared to $319.9 million in 2015, a decrease of $21.7 million.

Income Before Income Tax Provision

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

Segment Operating Results

We previously operated as a single reportable business segment as of December 31, 2016. As a result of the Merger, beginning in 2017, we are reporting five segments: Options, U.S. Equities, Futures, European Equities, and Global FX. Segment performance is primarily based on operating income (loss). Prior to the Merger, the Company did not conduct business within the current U.S. Equities, European Equities and Global FX segments, and therefore those segments are excluded from the analysis below. We have aggregated all of our corporate costs and eliminations, as well as other business ventures, within Corporate Items and Eliminations; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

The following summarizes our total revenues by segment:

				Percentage of
				Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2016	2015	Change	2016	2015
	(in millions, except percentages)
Options	$589.5	$586.1	0.6%	83.8%	88.3%
Futures	113.6	90.5	25.5%	16.2%	13.6%
Corporate	—	(12.8)	* %	—%	(1.9)%
Total revenues	$703.1	$663.8	5.9%	100.0%	100.0%

* Not Meaningful

The following summarizes our revenues less cost of revenues by segment:

				Percentage of
				Total Revenues
				less Cost of Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2016	2015	Change	2016	2015
	(in millions, except percentages)
Options	$132.5	$99.8	32.8%	96.9%	97.7%
Futures	4.2	3.6	16.7%	3.1%	3.5%
Corporate	—	(1.3)	* %	—%	(1.2)%
Revenues less cost of revenues	$136.7	$102.1	33.9%	100.0%	100.0%

* Not Meaningful

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our Options segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2016	2015	Change	2016	2015
	(in millions, except percentages)
Revenues less cost of revenues	$457.0	$486.3	(6.0)%	77.5%	83.0%
Operating expenses	238.6	225.1	6.0%	40.5%	38.4%
Operating income	$218.4	$261.2	(16.4)%	37.0%	44.6%
EBITDA(1)	$267.3	$308.2	(13.3)%	45.3%	52.6%
EBITDA margin(2)	58.5%	63.4%	*	*	*

*  Not meaningful

(1) See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.

(2) EBITDA margin represents EBITDA divided by revenues less cost of revenues.

For the year ended December 31, 2016, the Options segment's operating income decreased by $42.8 million compared to the year ended December 31, 2015 primarily due to the lower volume of index option contracts traded in 2016.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our Futures segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2016	2015	Change	2016	2015
	(in millions, except percentages)
Revenues less cost of revenues	$109.4	$86.9	25.9%	96.3%	96.0%
Operating expenses	13.0	13.3	(2.3)%	11.4%	14.7%
Operating income	$96.4	$73.6	31.0%	84.9%	81.3%
EBITDA(1)	$99.2	$77.0	28.8%	87.3%	85.1%
EBITDA margin(2)	90.7%	88.6%	*	*	*

*      Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

For the year ended December 31, 2016 compared to the same period in 2015, the net revenue and operating income increased $22.5 million and $22.8 million, respectively, primarily driven by a 16.5% increase in both total volume and ADV.

Seasonality

In the securities and FX industries, quarterly revenue fluctuations are common and are due primarily to seasonal variations in trading volumes, as well as competition and technological and regulatory changes. Our business experiences seasonal fluctuations with the U.S. Equities, European Equities and Global FX segments, reflecting reduced trading activity generally during the third quarter of each year and during the last month of the year. As a result, our operating results for the third or fourth quarter of any year may not be indicative of the results we expect for the full year.

Liquidity and Capital Resources

We expect our cash on hand at December 31, 2017 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under our revolving credit facility will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, any dividends, and opportunities for common stock repurchases under the previously announced program. We also plan to utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 13 “Debt” of the consolidated financial statements for further information.  Our long-term cash needs will depend on many factors including an introduction of new products, enhancements of current products, the geographic mix of our business and any potential acquisitions. We believe our cash from operations and the availability under our revolving credit facility will meet any long-term needs unless a significant acquisition is identified, in which case we expect that we would be able to borrow the necessary funds to complete such an acquisition.

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of December 31, 2017 increased $46.2 million from December 31, 2016 primarily driven by the Bats acquisition and payment of long-term debt offset by the proceeds from long-term debt. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $44.9 million as of December 31, 2017. The remaining balance was held in the United States and totaled $98.6 million as of December 31, 2017. No cash or cash equivalents were held outside of the United States as of December 31, 2016. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include investments with original or acquired maturities longer than three months but that mature in less than one year from the balance sheet date and are recorded at fair value. As of December 31, 2017, financial investments primarily consisted of U.S. Treasury securities.

On March 13, 2015, Bats’ completed the acquisition of Hotspot FX Holdings LLC (“Hotspot”).  In the second quarter of 2018, we expect to pay the Hotspot seller $56.6 million relating to a tax sharing arrangement in connection with such acquisition. The contingent consideration liability represents a tax sharing arrangement with the seller for payment of 70% of the tax benefit from the amortization resulting from the Hotspot Transaction for the first three years after the Hotspot Acquisition Date and 50% of the tax benefit for the remaining twelve years.

Cash Flow

The following table summarizes our cash flow data for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended
	December 31,
	2017	2016	2015
	(in millions)
Net cash provided by operating activities	$385.6	$229.6	$245.3
Net cash used in investing activities	(1,431.2)	(84.4)	(79.4)
Net cash provided by (used in) financing activities	1,100.4	(150.2)	(211.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8.6)	—	—
(Decrease) increase in cash and cash equivalents	$46.2	$(5.0)	$(45.6)

Net Cash Flows Provided by Operating Activities

During the year ended December 31, 2017, net cash provided by operating activities was $15.0 million less than net income. The primary adjustments were related to provision for deferred income taxes of $238.4 million, income taxes payable of $50.5 million, Section 31 fees payable of $42.4 million, partially offset by the $192.2 million in depreciation and amortization, the recognition of stock-based compensation totaling $52.6 million, income tax receivable of $42.4 million, impairment of data processing software of $14.9 million, and accounts payable and accrued liabilities of $10.1 million.

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

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities for the year ended December 31, 2017 were $1,431.2 million. The variance is primarily attributed to our acquisition of Bats on February 28, 2017.

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

We expect to spend $50 million to $55 million in capital expenditures in 2018 primarily for the general maintenance and ongoing enhancement of our data and telecommunications infrastructure and disaster recovery sites.

Net Cash Flows Provided by (Used in) Financing Activities

For the year ended December 31, 2017, $1.9 billion was received in proceeds from long-term debt, offset by $700 million in payments of long-term debt. Dividends paid totaled $118.4 million.

Net cash flows used in financing activities totaled $150.1 million and $211.5 million for the years ended December 31, 2016 and 2015, respectively. The $61.4 million decrease in net cash flows used in financing activities resulted primarily from lower repurchases of common stock in 2016.

Financial Assets

The following summarizes our financial assets for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended
	December 31,
	2017	2016	2015
	(in millions)
Cash and cash equivalents	$143.5	$97.3	$102.3
Financial investments	47.3	—	—
Less cash collected for Section 31 Fees	(70.5)	—	—
Adjusted Cash(1)	$120.3	$97.3	$102.3

(1)

Adjusted Cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments minus cash collected for Section 31 fees. We have presented Adjusted Cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended
	December 31,
	2017	2016	2015
	(in millions)
Term Loan Agreement	$300.0	$—	$—
3.650% Senior Notes	650.0	—	—
1.950% Senior Notes	300.0	—	—
Revolving Credit Agreement	—	—	—
Less unamortized discount and debt issuance costs	(12.1)	—	—
Total long-term debt	$1,237.9	$—	$—

At December 31, 2017, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of December 31, 2017 we had an additional $150.0 million available through our revolving credit facility. Together with Adjusted Cash, we had $245.5 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of December 31, 2017.

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

As of December 31, 2017, the Company had $97 million of availability remaining under its existing share repurchase authorizations. During the year ended December 31, 2017, the Company had no activity related to the share repurchase program.

OCC Capital Plan

In December 2014, OCC announced a newly-formed capital plan. The OCC capital plan was designed to strengthen OCC's capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities ("SIFMUs") as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC's advance notice filing regarding the capital plan, and OCC and OCC's existing exchange stockholders, which include Cboe Options, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders' equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds are breached. OCC also adopted policies under the plan with respect to fees, customer refunds, and stockholder dividends, which envision an annual dividend payment to the exchange stockholders equal to the portion of OCC's after-tax income that exceeds OCC's capital requirements after payment of refunds to OCC's clearing members (with such customer refunds generally to constitute 50% of the portion of OCC's pre-tax income that exceeds OCC's capital requirements). On March 3, 2015, in accordance with the plan, Cboe Options contributed $30 million to OCC. That contribution has been recorded under investments in the consolidated balance sheets as of December 31, 2017.

On March 6, 2015, OCC informed Cboe Options that the SEC, acting through delegated authority, had approved OCC's proposed rule filing for the capital plan. Following petitions to review the approval based on delegated authority, the SEC conducted its own review and then approved the proposed rule change implementing OCC's capital plan. Certain petitioners subsequently appealed the SEC approval order for the OCC capital plan to the U.S. Court of Appeals for the D.C. Circuit, the “Court” and moved to stay the SEC approval order. On February 23, 2016, the Court denied the petitioners' motion to stay. On August 8, 2017, the Court held that the SEC’s approval order lacked reasoned decision-making sufficient to support the SEC’s conclusion that the OCC capital plan complied with applicable statutory requirements. The Court declined to vacate the SEC’s approval order or to require the unwinding of actions taken under the OCC capital plan, but instead remanded the matter to the SEC for further proceedings concerning whether that capital plan complies with those statutory requirements. Petitioners requested a stay of dividend payments to the exchange stockholders until the SEC made a final decision about the OCC capital plan, but the SEC denied that request on September 14, 2017. The SEC allowed for and received information from interested parties for the SEC’s consideration in connection its review of the OCC capital plan on remand from the Court. The SEC’s review of the OCC capital plan on remand from the Court remains pending.

Lease and Obligations

The Company currently leases additional office space, data centers and remote network operations center, with lease terms remaining from 6 months to 114 months as of December 31, 2017. In December 2014, we entered into an agreement with FINRA to provide certain regulatory services to the Cboe and C2 options markets. The agreement included the assignment of the office space Cboe leased for regulatory operations.

Total rent expense related to current and former lease obligations for the years ended December 31, 2017, 2016 and 2015 totaled $7.6 million, $4.4 million and $4.1 million, respectively. In addition to our lease obligations, we have contractual obligations related to certain operating leases, data and telecommunications agreements, and our long-term debt outstanding. Future minimum payments under these leases and agreements were as follows as of December 31, 2017:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual Obligations	(in millions)
Operating leases	$34.5	$6.1	$5.1	$7.1	$16.2
Principal payments of long-term debt	1,250.0	—	300.0	—	950.0
Interest payments on long-term debt	274.4	41.3	73.0	60.5	99.6
Data and telecommunications agreements	0.7	0.7	—	—	—
Total	$1,559.6	$48.1	$378.1	$67.6	$1,065.8

Off Balance Sheet Arrangements

As of December 31, 2017 and 2016, we did not have any off-balance sheet arrangements.

Guarantees

We use Wedbush Securities and Morgan Stanley to clear our routed cash equities transactions in our U.S. Equities segment. Wedbush Securities and Morgan Stanley guarantee the trade until one day after the trade date, after which time the NSCC provides a guarantee. In the case of failure to perform on the part of one of our clearing firms, Wedbush Securities or Morgan Stanley, we provide the guarantee to the counterparty to the trade. The OCC acts as a central counterparty on all transactions in listed equity options in our Options segment, and as such, guarantees clearance and settlement of all of our options transactions. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the consolidated financial statements for these guarantees. Similarly, with respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, EDGX and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades.

Our equity method investment, EuroCCP, has entered into a Liquidity Facility with ABN Amro Clearing Bank N.V. (“AACB”). Based on our shareholders’ agreement with EuroCCP, Cboe Europe Limited has provided a guarantee to AACB of up to €6 million. We believe that any potential requirement for us to make payments under this guarantee is remote and accordingly, have not recorded any liability in the consolidated financial statements for this guarantee.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of the amounts of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources.

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

Revenue Recognition

For further discussion related to revenue recognition of fees, such as transaction fees and liquidity payments, access fees, exchange services and other fees, market data fees, and regulation transaction and Section 31 fees, see Note 4.

Goodwill and Other Intangible Assets

Our acquisitions of Bats, Vest, Silexx, and Livevol resulted in the recording of goodwill and other intangible assets. In accordance with ASC 350—Intangibles—Goodwill and Other, we test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances signal indicators of impairment are present. We perform our annual impairment test of goodwill and other indefinite-lived intangible assets during the fourth quarter of our fiscal year, using the October 1 carrying values. Goodwill is tested for impairment at the reporting unit level in accordance with ASC 350-20. If the carrying value of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess. If the fair value of indefinite-lived intangible assets is less than their carrying value, an impairment loss will be recognized in an amount equal to the difference. We performed our annual goodwill impairment test as of October 1, 2017 and determined that no impairment existed.

Purchase Accounting

Tangible and intangible assets acquired and liabilities assumed in an acquired business are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, often utilizes independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, could significantly impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. When available, the estimated fair values of these assets and liabilities are determined based on observable inputs, such as quoted market prices, information from comparable transactions, offers made by other prospective acquirers (in such cases where we may have certain rights to acquire additional interests in existing investments) and the replacement cost of assets in the same condition or stage of usefulness (Level 1 and 2). Unobservable inputs, such as expected future cash flows or internally developed estimates of value (Level 3), are used if observable inputs are not available. As noted in ASC 805-Business Combinations, the allocation of the purchase price may be modified up to twelve months after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. The results of operations of the acquired businesses are included in our operating results from the date of acquisition. See Note 5 for additional information.

Stock-Based Compensation

We have historically granted stock-based compensation to our employees in the form of restricted stock units. With the acquisition of Bats, we also assumed Bats’ grants of restricted stock and stock options to certain employees. We record the related compensation expense based on the grant date fair value calculated in accordance with the authoritative guidance issued by FASB. We recognize these compensation costs on a straight-line basis over the requisite service period of the award.

We estimate the grant date fair value of stock options using the Black-Scholes valuation model. Stock-based compensation expense related to awards of restricted stock is based on the fair value at the grant date. We recognized compensation expense of approximately $50.1 million, $14.5 million, and $12.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. This expense is included in the compensation and benefits expense and acquisition related costs in the consolidated statements of income. Assumptions used to estimate compensation expense are determined as follows:

•	expected term is determined using the contractual term and vesting period of the award;
•

expected volatility of award grants is measured using the weighted average of historical daily changes in the market price of the common stock of comparable public companies over the period equal to the expected term of the award;

•	expected dividend rate is determined based on expected dividends to be declared;

•	risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a maturity equal to the expected term of the awards; and
•	forfeitures are based on the history of cancellations of awards granted and management's analysis of potential forfeitures.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that all or some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Foreign Currency

The functional currency of Cboe Europe and certain Cboe FX operations is the British pound. Certain Cboe FX operations also use the Singapore dollar and Hong Kong dollar as functional currency. We also bill our European customers in their local currencies, which are primarily Euros, but also include Swiss Francs, Norwegian Kroners, Swedish Kronas and Danish Kroners. The assets and liabilities of Cboe Europe and certain Cboe FX operations are translated from British pounds, Singapore dollars, and Hong Kong dollars into U.S. dollars using the relevant exchange rate in effect as of each balance sheet date. Statements of income and cash flow amounts are translated using the average exchange rate during the period. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at the applicable exchange rates are included in accumulated other comprehensive income (loss). Foreign currency gains and losses are recorded as other income (expense) in our consolidated statements of income and have historically not been material.

Recent Accounting Pronouncements

See Note 3 “Recent Accounting Pronouncements” to the consolidated financial statements for further discussion of recently adopted and recently issued accounting pronouncements that are applicable to the Company.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

As a result of our operating activities, we are exposed to market risks such as foreign currency exchange rate risk, equity risk, credit risk, and interest rate risk. We have implemented policies and procedures to measure, manage and monitor and report risk exposures, which are reviewed regularly by management and our board of directors.

Foreign Currency Exchange Rate Risk

As a result of the acquisition of Bats, we expanded our operations in Europe and Asia, and are subject to currency translation risk as revenues and expenses are denominated in foreign currencies, primarily the British pound, Singapore dollar, Hong Kong dollar, and the Euro. We also have de minimis exposure to other foreign currencies, including the Swiss Franc, Norwegian Kroner, Swedish Krona, and Danish Kroner.

For the year ended December 31, 2017, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table:

	Year Ended
	December 31, 2017
		British
	Euro (1)	Pound (1)
	(in millions, except
	percentages)
Foreign denominated % of:
Revenues	1.1%	1.0%
Cost of revenues	0.9%	0.2%
Operating expenses	0.1%	—%
Impact of 10% adverse currency fluctuation on:
Revenues	2.8	2.6
Cost of revenues	0.6	0.2
Operating expenses	—	—

(1)	An average foreign exchange rate to the U.S. dollar for the period was used.

Equity Risk

Our investment in European operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European business are denominated in British pounds. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive loss (income) within stockholders' equity on our consolidated balance sheet.

Our primary exposure to this equity risk as of December 31, 2017 is presented by foreign currency in the following table:

British
Pound (1)
(in millions)
Net equity investment in Cboe Europe	$688.1
Impact on consolidated equity of a 10% adverse currency fluctuation	$68.8

(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds into U.S. dollars as of December 31, 2017.

Credit Risk

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by selecting the counterparties with which we make investments and execute agreements.

We do not have counterparty credit risk with respect to trades matched on our exchanges in the U.S and Europe. With respect to listed cash equities, we deliver matched trades of our customers to the NSCC without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all transactions occurring on BZX, BYX, EDGX and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, EDGX and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades.

With respect to orders, Cboe Trading routes to other markets for execution on behalf of our customers, Cboe Trading is exposed to some counterparty credit risk in the case of failure to perform on the part of our clearing firms, Morgan Stanley & Co. LLC (Morgan Stanley) or Wedbush Securities, Inc. (Wedbush Securities). Morgan Stanley and Wedbush Securities guarantee trades until one day after the trade date, after which time NSCC provides a guarantee. Thus, Cboe Trading is potentially exposed to credit risk to the counterparty to a trade routed to another market center between the trade date and one day after the trade date in the event that Morgan Stanley or Wedbush Securities fails. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the consolidated financial statements for these guarantees.

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

We also have credit risk related to transaction fees that are billed in arrears to customers on a monthly basis. Our potential exposure to credit losses on these transactions is represented by the receivable balances in our consolidated balance sheet. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets.

On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations. Any such effects to date have been minimal.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of December 31, 2017 and 2016, our cash and cash equivalents and financial investments were $190.8 million and $97.3 million, respectively, of which $44.9 million is held outside of the United States in various foreign subsidiaries in 2017.  No cash or cash equivalents were held outside of the United States as of December 31, 2016. The remaining cash and cash equivalents and financial instruments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial instruments.

As of December 31, 2017, we had $1.25 billion in outstanding debt, of which $950.0 million relates to our senior notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. The remaining amount outstanding of $300.0 million relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under the Term Loan Agreement as of December 31, 2017 would decrease annual pre-tax earnings by $3.0 million, assuming no change composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement, as this facility bears interest at fluctuating rates. As of December 31, 2017, there were no outstanding borrowings under our Revolving Credit Agreement. See Note 13, Debt, to the consolidated financial statements for a discussion of debt agreements.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cboe Global Markets, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cboe Global Markets, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 22, 2018

We have served as the Company's auditor since 1973.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cboe Global Markets, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting Cboe Global Markets, Inc. (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements.

As described in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”, management excluded from its assessment the internal control over financial reporting at Cboe Bats, LLC (formerly known as Bats Global Markets, Inc.), which was acquired on February 28, 2017 and whose financial statements include $468.1 million of total assets, excluding acquired goodwill and intangibles, $1,712.7 million of total revenue, $450.0 million of revenues less cost of revenues and $87.4 million of net income for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Cboe Bats, LLC.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 22, 2018

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2017 and 2016

(In millions, except share data)

	December 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$143.5	$97.3
Financial investments	47.3	—
Accounts receivables, net	217.3	76.7
Income taxes receivable	17.2	53.7
Other current assets	9.4	7.4
Total Current Assets	434.7	235.1
Investments	82.7	72.9
Land	4.9	4.9
Property and equipment, net	73.9	55.9
Goodwill	2,707.4	26.5
Intangible assets, net	1,902.6	8.7
Other assets, net	59.5	72.7
Total Assets	$5,265.7	$476.7
Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$153.8	$82.4
Section 31 fees payable	105.6	4.4
Deferred revenue	15.4	3.1
Income taxes payable	2.6	—
Contingent consideration liability	56.6	—
Total Current Liabilities	334.0	89.9

Long-term debt	1,237.9	—
Income tax liability	78.8	52.1
Deferred income taxes	488.2	—
Other non-current liabilities	6.8	4.2
Commitments and Contingencies

Redeemable Noncontrolling Interest	9.4	12.6

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 124,705,786 and 112,741,217 shares issued and outstanding, respectively at December 31, 2017 and 92,950,065 and 81,285,307 shares issued and outstanding, respectively at December 31, 2016	1.2	0.9
Common stock in treasury, at cost, 11,964,569 shares at December 31, 2017 and 11,664,758 shares at December 31, 2016	(558.3)	(532.2)
Additional paid-in capital	2,623.7	139.2
Retained earnings	993.3	710.8
Accumulated other comprehensive income (loss), net	50.7	(0.8)
Total stockholders’ equity	3,110.6	317.9
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$5,265.7	$476.7

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31, 2017, 2016 and 2015

(In millions, except per share data)

	2017	2016	2015
Revenues:
Transaction fees	$1,564.9	$509.3	$485.3
Access fees	106.8	52.4	53.3
Exchange services and other fees	74.8	46.3	42.2
Market data fees	164.5	33.2	30.0
Regulatory fees	291.5	48.3	33.5
Other revenue	26.6	13.6	19.5
Total revenues	2,229.1	703.1	663.8
Cost of revenues:
Liquidity payments	849.7	35.8	29.2
Routing and clearing	37.6	11.1	2.3
Section 31 fees	260.0	11.8	—
Royalty fees	86.2	78.0	70.6
Total cost of revenues	1,233.5	136.7	102.1
Revenues less cost of revenues	995.6	566.4	561.7
Operating expenses:
Compensation and benefits	201.4	113.2	105.9
Depreciation and amortization	192.2	44.4	46.3
Technology support services	42.1	22.5	20.7
Professional fees and outside services	66.0	53.1	50.1
Travel and promotional expenses	17.2	11.0	9.0
Facilities costs	10.3	5.7	5.0
Acquisition-related costs	84.4	13.6	—
Other expenses	10.1	4.7	4.8
Total operating expenses	623.7	268.2	241.8
Operating income	371.9	298.2	319.9
Non-operating (expenses) income:
Interest expense, net	(41.3)	(5.7)	—
Other income	3.8	14.1	4.1
Income before income tax provision (benefit)	334.4	306.6	324.0
Income tax provision (benefit)	(66.2)	120.9	119.0
Net income	400.6	185.7	205.0
Net loss attributable to noncontrolling interests	1.1	1.1	—
Net income excluding noncontrolling interests	401.7	186.8	205.0
Change in redemption value of noncontrolling interests	(1.1)	(1.1)	—
Net income allocated to participating securities	(3.9)	(0.8)	(0.9)
Net income allocated to common stockholders	$396.7	$184.9	$204.1
Basic earnings per share	$3.70	$2.27	$2.46
Diluted earnings per share	$3.69	$2.27	$2.46

Basic weighted average shares outstanding	107.2	81.4	83.1
Diluted weighted average shares outstanding	107.5	81.4	83.1

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 31, 2017, 2016 and 2015

(In millions)

	2017	2016	2015
Net income	$400.6	$185.7	$205.0
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	51.3	—	—
Unrealized holding gains on available-for-sale investments	0.2	—	—
Post retirement benefit obligations	—	—	(0.1)
Comprehensive income	452.1	185.7	204.9
Comprehensive loss attributable to noncontrolling interests	1.1	1.1	—
Comprehensive income excluding noncontrolling interest	453.2	186.8	204.9
Change in redemption value of noncontrolling interests	(1.1)	(1.1)	—
Comprehensive income allocated to participating securities	(3.9)	(0.8)	(0.9)
Comprehensive income allocated to common stockholders, net of tax	$448.2	$184.9	$204.0

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2017, 2016 and 2015

(In millions)

						Accumulated
				Additional		other	Total	Redeemable
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’	Noncontrolling
	Stock	Stock	Stock	capital	earnings	income (loss), net	equity	Interest
Balance at December 31, 2014	$—	$0.9	$(332.3)	$110.1	$472.0	$(0.7)	$250.0	$—
Cash dividends on common stock of $0.88 per share	—	—	—	—	(73.4)	—	(73.4)	—
Stock-based compensation	—	—	—	12.2	—	—	12.2	—
Excess tax benefits from stock-based compensation plan	—	—	—	1.3	—	—	1.3	—
Purchase of common stock	—	—	(135.3)	—	—	—	(135.3)	—
Net income	—	—	—	—	205.0	—	205.0	—
Post-retirement benefit obligation adjustment—net of tax benefit of $86	—	—	—	—	—	(0.1)	(0.1)	—
Balance at December 31, 2015	$—	$0.9	$(467.6)	$123.6	$603.6	$(0.8)	$259.7	$—
Cash dividends on common stock of $0.96 per share	—	—	—	—	(78.5)	—	(78.5)	—
Stock-based compensation	—	—	—	14.5	—	—	14.5	—
Excess tax benefits from stock-based compensation plan	—	—	—	1.1	—	—	1.1	—
Purchase of common stock	—	—	(64.6)	—	—	—	(64.6)	—
Net Income excluding noncontrolling interests	—	—	—	—	186.8	—	186.8	—
Increase due to acquiring majority of outstanding equity of Vest	—	—	—	—	—	—	—	12.6
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(1.1)
Redemption value adjustment	—	—	—	—	(1.1)	—	(1.1)	1.1
Balance at December 31, 2016	$—	$0.9	$(532.2)	$139.2	$710.8	$(0.8)	$317.9	$12.6
Cash dividends on common stock of $1.04 per share	—	—	—	—	(118.1)	—	(118.1)	—
Stock-based compensation	—	—	—	52.6	—	—	52.6	—
Exercise of common stock options	—	—	—	4.0	—	—	4.0	—
Issuance of vested restricted stock granted to employees	—	—	—	0.3	—	—	0.3	—
Issuance of stock for acquisition of Bats Global Markets, Inc.	—	0.3	—	2,424.4	—	—	2,424.7	—
Common stock issued from employee stock plans	—	—	(26.1)	—	—	—	(26.1)	—
Net income excluding noncontrolling interest	—	—	—	—	401.7	—	401.7	—
Purchase of additional equity interest from noncontrolling interest	—	—	—	3.2	—	—	3.2	(3.2)
Other comprehensive income	—	—	—	—	—	51.5	51.5	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(1.1)
Redemption value adjustment	—	—	—	—	(1.1)	—	(1.1)	1.1
Balance at December 31, 2017	$—	$1.2	$(558.3)	$2,623.7	$993.3	$50.7	$3,110.6	$9.4

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2017, 2016 and 2015

(In millions)

	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$400.6	$185.7	$205.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192.2	44.4	46.3
Amortization of debt issuance cost	3.6	—	—
Change in fair value of contingent consideration	1.0	—	—
Gain on settlement of contingent consideration	—	(1.4)	—
Realized gain on available-for-sale securities	(0.4)	—	—
Provision for uncollectable convertible notes receivable	3.8	—	—
Provision for deferred income taxes	(238.4)	(8.8)	(8.3)
Stock-based compensation expense	52.6	14.5	12.2
Loss on disposition of property	—	—	0.6
Impairment of data processing software	14.9	—	—
Equity in investments	(1.4)	(1.2)	(0.8)
Impairment of investment and other assets	—	—	0.1
Changes in assets and liabilities:
Accounts receivable	(20.6)	(8.4)	0.2
Income taxes receivable	42.0	(25.8)	(6.4)
Other prepaid expenses	(7.3)	(0.2)	(0.5)
Other current assets	—	0.5	0.8
Accounts payable and accrued liabilities	10.3	21.0	(3.5)
Section 31 fees payable	(42.4)	—	—
Deferred revenue	7.8	(1.5)	0.7
Income taxes payable	(50.5)	(1.6)	(0.1)
Income tax liability	6.3	12.4	(1.0)
Other liabilities	0.3	—	—
Net Cash Flows provided by Operating Activities	374.4	229.6	245.3
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(1,414.1)	(14.3)	(3.0)
Purchases of available-for-sale financial investments	(136.0)	—	—
Proceeds from maturities of available-for-sale financial investments	155.1	—	0
Investments	(4.0)	(23.7)	(37.1)
Payment of contingent consideration from acquisition	—	(2.0)	—
Purchases of property and equipment	(37.5)	(44.4)	(39.3)
Net Cash Flows used in Investing Activities	(1,436.5)	(84.4)	(79.4)
Cash Flows from Financing Activities:
Proceeds from long-term debt	1,943.9	—	—
Principal payments of long term debt	(700.0)	—	—
Debt issuance costs	(2.0)	(8.2)	—
Dividends paid	(118.1)	(78.5)	(73.4)
Purchase of unrestricted stock from employees	(26.1)	(4.1)	(3.2)
Proceeds from exercise of stock-based compensation	2.0	—	—
Excess tax benefit from stock-based compensation	—	1.1	1.3
Payment of outstanding debt in conjunction with acquisition of a business	—	—	(4.0)
Purchase of common stock under announced program	—	(60.5)	(132.2)
Net Cash Flows provided by (used in) Financing Activities	1,099.7	(150.2)	(211.5)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash equivalents	8.6
Increase (Decrease) in Cash and Cash Equivalents	46.2	(5.0)	(45.6)
Cash and Cash Equivalents:
Beginning of Period	97.3	102.3	147.9
End of Period	$143.5	$97.3	$102.3
Supplemental disclosure of cash transactions:
Cash paid for income taxes	$177.4	$142.1	$133.5
Interest paid	27.0	—	—
Supplemental disclosure of noncash transactions:
Forfeiture of common stock for payment of exercise of stock options	3.7	—	—
Supplemental disclosure of noncash investing activities:
Change in post-retirement benefit obligation	—	(0.1)	0.2
Unpaid liability to acquire equipment and software	—	—	2.8
Contingent consideration - current	—	—	2.0
Contingent consideration - long-term	—	—	1.4
Accounts receivable acquired	117.8	—	—
Financial investments acquired	66.0	—	—
Property and equipment acquired	21.8	—	—
Goodwill acquired	2,653.3	—	—
Intangible assets acquired	2,000.0	—	—
Other assets acquired	32.8	—	—
Accounts payable and accrued expenses assumed	(59.9)	—	—
Section 31 fees payable acquired	(143.6)	—	—
Deferred tax liability acquired	(722.6)	—	—
Other liabilities assumed	(135.5)	—	—
Issuance of common stock related to acquisition	(2,424.7)	—	—

See accompanying notes to consolidated financial statements

Cboe Global Markets, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(1)   Nature of Operations

Cboe Global Markets, Inc. is one of the world’s largest exchange holding companies, offering cutting-edge trading and investment solutions to investors around the world. The Company is committed to relentless innovation, connecting global markets with world-class technology, and providing seamless solutions that enhance the customer experience.

Cboe offers trading across a diverse range of products in multiple asset classes and geographies, including options, futures, U.S. and European equities, exchange-traded products, global foreign exchange and multi-asset volatility products based on the VIX, the world’s barometer for equity market volatility.

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

(2)   Summary of Significant Accounting Policies

(a)Principles of Accounting

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) as established by FASB.

(b)Basis of Presentation

The accompanying financial statements are presented on a consolidated basis to include the accounts and transactions of Cboe Global Markets, Inc. and its majority owned subsidiaries and all significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Segment information

The Company previously operated as a single reportable business segment. As a result of the Bats acquisition on February 28, 2017 (Note 5), the Company is reporting five business segments: Options, U.S. Equities, Futures, European Equities, and Global FX, which is reflective of how the Company's chief operating decision-maker reviews and operates the business (Note 17). This change has been reflected in all periods presented.

(c)Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosure of the amounts of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the receivable for market data fees, the valuation of goodwill and unrecognized tax benefits.

(d)Cash and Cash Equivalents

The Company’s cash and cash equivalents are exposed to concentrations of credit risk. The Company maintains cash at various financial institutions and brokerage firms which, at times, may be in excess of the federal depository insurance limit. The Company’s management regularly monitors these institutions and believes that the potential for future loss is remote. The Company considers all liquid investments with original or acquired maturities of three months or less to be cash equivalents.

(e)Financial Investments

Financial investments are classified as trading or available‑for‑sale.

Trading financial investments represent financial investments held by the Company’s broker‑dealer subsidiary that retain the industry‑specific accounting classification required for broker‑dealers. These investments are recorded at fair value with changes in unrealized gains and losses reflected within interest expense, net in the consolidated statements of income.

Available‑for‑sale financial investments are comprised of the financial investments not held by the broker‑dealer subsidiary. Unrealized gains and losses, net of income taxes, are included as a component of accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets.

Interest on financial investments, including amortization of premiums and accretion of discounts, is recognized as income when earned. Realized gains and losses on financial investments are calculated using the specific identification method and are included in interest expense, net in the accompanying consolidated statements of income.

A decline in the fair value of any available‑for‑sale investment below carrying amount that is deemed to be other‑than‑temporary results in an impairment to reduce the carrying amount to realizable value. To determine whether an impairment is other‑than‑temporary, the Company considers all available information relevant to the collectability of the investment, including past events, current conditions, and reasonable and supportable forecasts when developing estimate of cash flows expected to be collected. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year‑end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

(f)Accounts Receivable, Net

Accounts receivable are concentrated with the Company’s member firms and market data distributors and are carried at cost. The Company nets transaction fees and liquidity payments for each member firm on a monthly basis and recognizes the total owed to a member firm as an asset and the total owed to a member firm as a liability. On a periodic basis, management evaluates the Company’s receivables and determines an appropriate allowance for uncollectible accounts receivable based on anticipated collections. In circumstances where a specific customer’s inability to meet its financial obligations is probable, the Company records a specific provision for uncollectible accounts against amounts due to reduce the receivable to the amount the Company estimates will be collected. Once the Company determines an allowance for an uncollectible account is necessary, interest on the receivable ceases to be accrued.

(g)Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight‑line method over the estimated lives of the assets, generally ranging from three to seven years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation of leasehold improvements is calculated using the straight‑line method over the shorter of the related lease term or the estimated useful life of the assets.

Long‑lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company bases this evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present that would indicate that the carrying amount of any asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. In the event of impairment, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset as measured using quoted market prices or, in the absence of quoted market prices, a discounted cash flow analysis.

The Company accounts for software development costs under ASC Topic 350, Intangibles—Goodwill and Other. The Company expenses software development costs as incurred during the preliminary project stage, while capitalizing costs incurred during the application development stage, which includes design, coding, installation and testing activities.

(h)Goodwill and Intangible Assets, Net

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the Company’s reporting units based on the assignment of the fair values of each reporting unit of the acquired company. The Company tests goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The impairment test is performed during the fourth quarter using October 1st carrying values, and if the fair value of the reporting unit is found to be less than the carrying value, an impairment loss is recorded. The Company performed its 2017 annual goodwill impairment test and determined that no impairment existed.

Intangible assets, net, primarily include acquired trademarks and trade names, customer relationships, strategic alliance agreements, licenses and registrations and non‑compete agreements. Intangible assets with finite lives are amortized based on the discounted cash flow method applied over the estimated useful lives of the intangible assets.

Intangible assets deemed to have indefinite useful lives are not amortized, but instead are tested for impairment at least annually, usually concurrently with goodwill. Impairment exists if the fair value of the asset is less than the carrying amount, and in that case, an impairment loss is recorded. The Company performed its 2017 annual intangible assets impairment test using October 1, 2017 carrying values and determined that no impairment existed.

(i)Foreign Currency

The financial statements of foreign subsidiaries where the functional currency is not the U.S. dollar are translated into U.S. dollars using the exchange rate in effect as of each balance sheet date. Statements of income and cash flow amounts are translated using the average exchange rate during the period. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at the applicable exchange rates are included in accumulated other comprehensive income (loss), net in the balance sheet. Foreign currency gains and losses are recorded as other income, net in the consolidated statements of income. The Company’s operations in the United Kingdom, Singapore, and Hong Kong are recorded in Pounds sterling, Singapore dollars, and Hong Kong dollars, respectively.

(j)Income Taxes

Deferred taxes are recorded on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. The tax benefit recognized in the consolidated financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Also, interest and penalties expense is recognized on the full amount of deferred benefits for uncertain tax positions. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in the income tax provision within the consolidated statements of income.

(k)Revenue Recognition

For further discussion related to revenue recognition of fees, such as transaction fees and liquidity payments, access fees, exchange services and other fees, market data fees, and regulation transaction and Section 31 fees, see Note 4.

Concentrations of Revenue and Liquidity Payments

For the years ended December 31, 2017, 2016, and 2015, two members accounted for 17%, 42% and 45%, respectively, of the Company’s transaction fees. No member accounted for more than 10% of the Company’s total revenue during the years ended December 31, 2017, 2016, and 2015. For the years ended December 31, 2017, 2016, and 2015, no member accounted for more than 10% of the Company’s liquidity payments.

No member is contractually or otherwise obligated to continue to use the Company’s services. The loss of, or a significant reduction of, participation by these members may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows. The two largest clearing members mentioned above clear the majority of the market-maker sides of transactions at all of the Company’s U.S. options exchanges. If either of these clearing members were to withdraw from the business of market-maker clearing and market-makers were unable to transfer to another clearing member, this could create significant disruption to the U.S. options markets, including ours.

(l)Earnings Per Share

The Company presents both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares and dilutive common share equivalents outstanding. The dilutive effect is calculated using the more dilutive of the two-class or treasury stock method.

(m)Stock‑Based Compensation

The Company grants stock‑based compensation to its employees through awards of restricted stock units. In connection with the acquisition of Bats, Bats previously awarded stock options and restricted stock awards. The Company records stock‑based compensation expense for all stock‑based compensation granted based on the grant‑date fair value. The Company recognizes compensation expense related to stock‑based compensation awards with graded vesting that have a service condition on a straight‑line basis over the requisite service period of the entire award.

In connection with the acquisition of Bats, as discussed in Note 20 in further detail, each outstanding Bats stock option (defined below) granted under any of the Bats Plans (defined below) that was outstanding immediately prior to the effective time of the acquisition of Bats was converted into an option to purchase our common stock, on the same terms and conditions (including vesting schedule) as were applicable to such Bats stock option.  In addition, each award of Bats restricted shares (defined below) granted under any of the Bats Plans that was unvested immediately prior to the effective time of the acquisition of Bats was assumed by the Company and converted into an award of restricted shares of our common stock, subject to the same terms and conditions (including vesting schedule) that applied to the applicable Bats restricted shares.

The amount of stock‑based compensation expense related to awards of restricted stock and restricted stock units is based on the fair value of Cboe Global Markets, Inc. common stock at the date of grant. The fair value is based on a current market‑based transaction of the Company’s common stock. If a market‑based transaction of the Company’s common stock is not available, then the fair value is based on an independent third‑party valuation using equal weighting of two valuation analysis techniques, discounted cash flows and valuation multiples observed from publicly traded companies in a similar industry.

The amount of future stock‑based compensation expense related to awards of stock options is based on the Black‑Scholes valuation model. Assumptions used to estimate the grant‑date fair value of stock options are determined as follows:

•

Expected term is determined using the simplified method, using the average between the contractual term and vesting period of the award. The simplified method was used due to the lack of historical information;

•

Expected volatility of award grants made under the Company’s plan is measured using the weighted average of historical daily changes in the market price of the common stock of comparable public companies over the period equal to the expected term of the award or a minimum of two years if comparable public company historical market prices are not available for the entire expected term;

•	Expected dividend rate is determined based on expected dividends to be declared;
•	Risk‑free interest rate is equivalent to the implied yield on zero‑coupon U.S. Treasury bonds with a maturity equal to the expected term of the awards; and
•	Forfeitures are based on the history of cancellations of awards.

(n)Business Combinations

The Company records identifiable assets, liabilities and goodwill acquired in a business combination at fair value at the acquisition date. Additionally, transaction‑related costs are expensed in the period incurred.

(o)Debt Issuance Costs

All costs incurred to issue debt are capitalized as a contra-liability and amortized over the life of the loan using the interest method.

(p)Cost and Equity Method Investments

The Company uses the cost method to account for a non-marketable equity investment in an entity that it does not control and for which it does not have the ability to exercise significant influence over an entity’s operating and financial policies. When it does not have a controlling financial interest in an entity but can exercise significant influence over the entity's operating and financial policies, such investment is accounted for using the equity method. The Company recognizes dividend income when declared.

In general, the equity method of accounting is used when the Company owns 20% to 50% of the outstanding voting stock of a company and when it is able to exercise significant influence over the operating and financial policies of a company. The Company has an investment where it has significant influence and as such accounts for the investments under the equity method of accounting. For equity method investments, the Company records the pro‑rata share of earnings or losses each period and records any dividends received as a reduction in the investment balance. The equity method investment is evaluated for other‑than‑temporary declines in value by considering a variety of factors such as the earnings capacity of the investment and the fair value of the investment compared to its carrying amount. If the estimated fair value of the investment is less than the carrying amount and the decline in value is considered to be other than temporary, the excess of the carrying amount over the estimated fair value is recognized in the financial statements as an impairment.

(3)   Recent Accounting Pronouncements

Recent Accounting Pronouncements – Adopted

In the first quarter of 2017, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  Under the ASU, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Company applied the five-step method outlined in the ASU to all revenue streams and elected the full retrospective implementation method. The additional disclosures required by the ASU have been included in Note 4.

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

Recent Accounting Pronouncements - Issued, not yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) that provides additional guidance as to which changes to a share-based payment award requires an entity to apply modification accounting. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. For public entities, the update is effective for fiscal years beginning after December 15, 2017.  Early adoption is permitted. The Company is in the process of evaluating this guidance and assessing the impact the ASU could have on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715).  This ASU requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. For public entities, the update is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating this guidance and assessing the impact the ASU could have on the consolidated financial statements.

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

In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). ASU No. 2016-15 addresses eight specific cash flow issues in an effort to reduce diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The ASU is effective for the Company for fiscal years beginning after December 15, 2017, and for the interim periods within that fiscal year. Early adoption is permitted, including adoption during an interim period. The Company is in the process of evaluating this guidance and assessing the impact the ASU could have on the consolidated financial statements

(4)   Revenue Recognition

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

•

Regulatory fees -  There are two types of regulatory fees that the Company recognizes.  The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC. The fees charged to customers are based on the fee set by the SEC per notional value of the transaction executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the U.S. Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the exchanges are considered the principal in these transactions. Regulatory fees also includes the options regulatory fee (ORF) which supports the Company’s regulatory oversight function in the Options segment and other miscellaneous regulatory fees and cannot be used for non-regulatory purposes.

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

						Corporate
				European		items and
	Options	U.S. Equities	Futures	Equities	Global FX	eliminations	Total
Year Ended December 31, 2017
Transaction fees	$673.8	$659.4	$131.7	$66.2	$33.8	$—	$1,564.9
Access fees	54.7	41.3	1.9	6.4	2.5	—	106.8
Exchange services and other fees	42.6	19.2	7.2	4.2	1.6	—	74.8
Market data fees	41.1	111.0	2.5	9.6	0.3	—	164.5
Regulatory fees	55.4	236.1	—	—	—	—	291.5
Other revenue	15.9	5.5	1.3	3.2	—	0.7	26.6
	883.5	1,072.5	144.6	89.6	38.2	0.7	2,229.1
Timing of revenue recognition
Services transferred at a point in time	$745.1	$901.0	$133.0	$69.4	$33.8	$0.7	$1,883.0
Services transferred over time	138.4	171.5	11.6	20.2	4.4	—	346.1
	883.5	1,072.5	144.6	89.6	38.2	0.7	2,229.1

Year Ended December 31, 2016
Transaction fees	$408.2	$—	$101.1	$—	$—	$—	$509.3
Access fees	51.6	—	0.8	—	—	—	52.4
Exchange services and other fees	38.4	—	7.9	—	—	—	46.3
Market data fees	30.1	—	3.1	—	—	—	33.2
Regulatory fees	48.3	—	—	—	—	—	48.3
Other revenue	12.9	—	0.7	—	—	—	13.6
	589.5	—	113.6	—	—	—	703.1

Year Ended December 31, 2015
Transaction fees	$399.1	$—	$87.5	$—	$—	$(1.3)	$485.3
Access fees	52.6	—	0.7	—	—	—	53.3
Exchange services and other fees	42.2	—	—	—	—	—	42.2
Market data fees	30.0	—	—	—	—	—	30.0
Regulatory fees	45.0	—	—	—	—	(11.5)	33.5
Other revenue	17.2	—	2.3	—	—	—	19.5
	586.1	—	90.5	—	—	(12.8)	663.8

Contract liabilities for the year ended December 31, 2017 primarily represent prepayments of transaction fees and certain access and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at January 1, 2017	Cash Additions	Revenue Recognition	Balance at December 31, 2017
Liquidity provider sliding scale (1)	$—	$19.2	$(14.4)	$4.8
Other, net	3.1	20.4	(12.9)	10.6
Total deferred revenue	$3.1	$39.6	$(27.3)	$15.4

(1)

Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees received are amortized and recorded as revenue ratably as the transactions occur over the period.

asdflkj

(5)   Acquisitions

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

The acquisition-date fair value of the consideration transferred totaled $4.0 billion, which consisted of the following (in millions):

Cash consideration for Bats outstanding common stock	$955.5
Common stock issued	2,387.3
Equity awards issued	37.4
3,380.2
Debt extinguished	580.0
Total consideration	$3,960.2

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

The amounts in the table below represent the allocation of the purchase price. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Cash and cash equivalents	$130.1
Accounts receivable	117.8
Financial investments	66.0
Property and equipment	21.8
Other assets	32.8
Goodwill	2,653.3
Intangibles	2,000.0
Accounts payable	(33.7)
Accrued expenses	(26.2)
Section 31 fees	(143.6)
Income tax payable	(52.9)
Deferred tax liability	(722.6)
Other liabilities	(82.6)
$3,960.2

For tax purposes, no tax deductible goodwill was generated as a result of this acquisition. Goodwill was assigned to the Options, U.S. Equities, European Equities, and Global FX segments as further described in Note 17 and is attributable to the expansion of asset classes, broadening of geographic reach, and expected synergies of the combined workforce, products and technologies of the Company and Bats. The intangible assets were assigned to the Options, U.S. Equities, European Equities, and Global FX segments in the following manner and will be amortized over the following useful lives:

		U.S.	European
	Options	Equities	Equities	Global FX	Useful life
Trading registrations and licenses	$95.5	$572.7	$171.8	$—	indefinite
Customer relationships	37.1	222.9	160.0	140.0	20	years
Market data customer relationships	53.6	322.0	60.0	64.4	15	years
Technology	22.5	22.5	22.5	22.5	7	years
Trademarks and tradenames	1.0	6.0	1.8	1.2	2	years
Goodwill	226.4	1,738.1	419.3	267.2
	$436.1	$2,884.2	$835.4	$495.3

There were no goodwill or intangible assets assigned to the Futures segment as a result of this transaction as Bats did not operate a Futures business and no synergies are attributable to this segment.

The fair value of accounts receivable acquired was $117.8 million. The gross amount of accounts receivable was $118.0 million of which $0.2 million was deemed uncollectable.

The Company expensed $84.4 million of acquisition-related costs during the year ended December 31, 2017 that included $44.2 million of compensation-related costs, $24.4 million of professional fees, $14.9 million of an impairment of capitalized data processing software, and $0.9 million of facilities expenses.  These expenses are included in acquisition-related costs in the consolidated statements of income.

The amounts of revenue, operating income and net income of Bats are included in the Company’s consolidated statements of income from the acquisition date to the year ended December 31, 2017 and are as follows (in millions):

Revenue	$1,439.8
Revenue less cost of revenues	378.2
Operating income	73.4
Net income	88.4

The financial information in the table below summarizes the combined results of operations of the Company and Bats, on a pro forma basis, as though the companies had been combined as of January 1, 2016. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such pro forma financial information is based on the historical financial statements of the Company and Bats. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and Bats for the year ended December 31, 2017 and 2016 in the following table (in millions, except per share amounts):

	Fiscal Year ended
	December 31,
	2017	2016
Revenue	$2,502.0	$2,572.0
Revenue less cost of revenues	1,434.5	1,002.8
Operating income	471.9	406.3
Net income	271.1	231.6
Earnings per share:
Basic	$2.41	$2.06
Diluted	2.41	2.06

The supplemental 2017 and 2016 pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results to reflect the additional amortization that would have been charged assuming the adjusted fair values of acquired intangible assets had been applied on January 1, 2017 and on January 1, 2016.  The supplemental 2017 pro forma financial information includes pro forma adjustments of $107.8 million for acquisition-related costs, such as fees to investment bankers, attorneys, accountants and other professional advisors, as well as severance to employees.

Silexx Financial Systems

In November 2017, the Company completed the acquisition of assets of Silexx Financial Systems, LLC (Silexx) for $9.0 million in cash. Silexx is a developer and operator of a multi-asset order and execution management system. Of the purchase price, $6.7 million was allocated to goodwill, $2.1 million was allocated to intangible assets, and $0.2 million was allocated to working capital. Silexx is included in the Options segment.

(6)   Severance

Subsequent to the Bats acquisition, the Company determined that certain employees' positions were redundant.  As such, the Company communicated employee termination benefits to these employees.

The following is a summary of the employee termination benefits recognized within compensation and benefits in the consolidated statements of income (in millions):

Employee Termination Benefits
Balance at December 31, 2016	$0.4
Termination benefits accrued	24.3
Termination payments made	(19.9)
Balance at December 31, 2017	$4.8

(7)   Investments

As of December 31, 2017 and 2016, the Company's investments were comprised of the following (in millions):

	Year Ended December 31,
	2017	2016
Equity Method:
Investment in Signal Trading Systems, LLC	$12.5	$12.4
Investment in EuroCCP	9.6	—
Total equity method investments	22.1	12.4

Cost Method:
Investment in OCC	30.3	30.3
Investment in Eris Exchange Holdings, LLC	20.0	20.0
Investment in American Financial Exchange, LLC	5.9	5.9
Other cost method investments	4.4	4.3
Total cost method investments	60.6	60.5

Total investments	$82.7	$72.9

Equity Method

Equity method investments include investments in Signal Trading Systems, LLC ("Signal"), a joint entity with FlexTrade System, Inc. to develop and market a multi-asset front-end order entry system, and EuroCCP, a Dutch domiciled clearing house. EuroCCP is one of three interoperable central counterparties, or CCPs, used to clear trades conducted on Cboe Europe Equities' markets. Cboe Europe Equities owns 20% of EuroCCP and can exercise significant influence over the entity as an equal shareholder with four other investors.

Cost Method

The carrying amount of cost method investments totaled $60.6 million and $60.5 million as of December 31, 2017 and 2016, respectively, and is included in investments in the consolidated balance sheets. The Company accounts for these investments using the cost-method of accounting primarily as a result of the Company's inability to exercise significant influence as the Company is a smaller shareholder of these investments. As of December 31, 2017, cost method investments primarily reflect a 20% investment in OCC and minority investments in American Financial Exchange, CurveGlobal and Eris Exchange Holdings, LLC.

In December 2014, OCC announced a newly-formed capital plan. The OCC capital plan was designed to strengthen OCC's capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial

Market Utilities ("SIFMUs") as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC's advance notice filing regarding the capital plan, and OCC and OCC's existing exchange stockholders, which include Cboe Options, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders' equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds are breached. OCC also adopted policies under the plan with respect to fees, customer refunds, and stockholder dividends, which envision an annual dividend payment to the exchange stockholders equal to the portion of OCC's after-tax income that exceeds OCC's capital requirements after payment of refunds to OCC's clearing members (with such customer refunds generally to constitute 50% of the portion of OCC's pre-tax income that exceeds OCC's capital requirements). On March 3, 2015, in accordance with the plan, Cboe Options contributed $30 million to OCC. That contribution has been recorded under investments in the consolidated balance sheets as of December 31, 2017.

On March 6, 2015, OCC informed Cboe Options that the SEC, acting through delegated authority, had approved OCC's proposed rule filing for the capital plan. Following petitions to review the approval based on delegated authority, the SEC conducted its own review and then approved the proposed rule change implementing OCC's capital plan. Certain petitioners subsequently appealed the SEC approval order for the OCC capital plan to the U.S. Court of Appeals for the D.C. Circuit and moved to stay the SEC approval order. On February 23, 2016, the Court denied the petitioners' motion to stay. On August 8, 2017, the Court held that the SEC’s approval order lacked reasoned decision-making sufficient to support the SEC’s conclusion that the OCC capital plan complied with applicable statutory requirements. The Court declined to vacate the SEC’s approval order or to require the unwinding of actions taken under the OCC capital plan, but instead remanded the matter to the SEC for further proceedings concerning whether that capital plan complies with those statutory requirements. Petitioners requested a stay of dividend payments to the exchange stockholders until the SEC made a final decision about the OCC capital plan, but the SEC denied that request on September 14, 2017. The SEC allowed for and received information from interested parties for the SEC’s consideration in connection with its review of the OCC capital plan on remand from the Court.  The SEC’s review of the OCC capital plan on remand from the Court remains pending.

(8)   Financial Investments

The Company’s financial investments with original or acquired maturities longer than three months, but that mature in less than one year from the balance sheet date and any money market funds that are considered cash and cash equivalents are classified as current assets and are summarized as follows (in millions):

	December 31, 2017
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale:
U.S. Treasury securities	$47.3	$—	$—	$47.3
Money market funds	2.5	—	—	2.5
Total financial investments	$49.8	$—	$—	$49.8

	December 31, 2016
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Money market funds	$67.5	$—	$—	$67.5
Total financial investments	$67.5	$—	$—	$67.5

(9)   Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2017 and 2016 (in millions):

	December 31,	December 31,
	2017	2016
Construction in progress	$5.9	$0.2
Building	77.4	77.0
Furniture and Equipment	139.7	138.8
Total property and equipment	223.0	216.0
Less accumulated depreciation	(149.1)	(160.1)
Property and equipment, net	$73.9	$55.9

Depreciation expense using the straight-line method was $31.3 million, $24.0 million and $46.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(10)   Other Assets, Net

Other assets, net consisted of the following as of December 31, 2017 and 2016 (in millions):

	December 31,	December 31,
	2017	2016
Software development work in progress	$10.2	$12.3
Data processing software	220.0	222.6
Less accumulated depreciation and amortization	(189.6)	(172.0)
Data processing software, net	40.6	62.9
Other assets (1)	18.9	9.8
Data processing software and other assets, net	$59.5	$72.7

(1)

At December 31, 2016, other assets included $6.2 million of deferred financing costs and $3.5 million of deferred tax assets. The deferred financing costs were reclassified in 2017 and recorded as a reduction of long-term debt as a result of the issuance of long term debt. See Note 13 “Debt” of the consolidated financial statements for further information. At December 31, 2017, the majority of the balance included long-term prepaid assets and notes receivable.

Amortization expense related to data processing software was $17.9 million, $18.7 million, and $0.0 million for the years ended December 31, 2017, 2016, and 2015.

(11)   Goodwill and Intangible Assets, Net

The following table presents the details of goodwill by segment (in millions):

		U.S.	European		Corporate
	Options	Equities	Equities	Global FX	and Other	Total
Balance as of December 31, 2015	$7.7	$—	$—	$—	$—	$7.7
Additions	—	—	—	—	18.8	18.8
Dispositions	—	—	—	—	—	—
Changes in foreign currency exchange rates	—	—	—	—	—	—
Balance as of December 31, 2016	7.7	—	—	—	18.8	26.5
Additions	233.1	1,740.4	419.3	267.2	—	2,660.0
Dispositions	(1.4)	—	—	—	—	(1.4)
Changes in foreign currency exchange rates	—	—	22.3	—	—	22.3
Balance as of December 31, 2017	$239.4	$1,740.4	$441.6	$267.2	$18.8	$2,707.4

Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, U.S. Equities, European Equities and Global FX. No goodwill has been allocated to Futures. Goodwill and intangible asset annual impairment testing was performed as of October 1, 2017 and did not result in any impairment of goodwill or intangible assets. The allocation of the new goodwill did not impact the existing goodwill assignment to reporting units and there are no aggregate impairments of goodwill.

The following table presents the details of the intangible assets (in millions):

		U.S.	European		Corporate
	Options	Equities	Equities	Global FX	and Other	Total
Balance as of December 31, 2015	$2.4	$—	$—	$—	$—	$2.4
Additions	—	—	—	—	8.0	8.0
Dispositions	—	—	—	—	—	—
Amortization	(0.4)	—	—	—	(1.3)	(1.7)
Changes in foreign currency exchange rates	—	—	—	—	—	—
Balance as of December 31, 2016	2.0	—	—	—	6.7	8.7
Additions	212.0	1,146.1	416.1	228.1	—	2,002.3
Dispositions	(0.2)	—	—	—	—	(0.2)
Amortization	(15.1)	(74.3)	(23.8)	(28.5)	(1.2)	(142.9)
Changes in foreign currency exchange rates	—	—	34.7	—	—	34.7
Balance as of December 31, 2017	$198.7	$1,071.8	$427.0	$199.6	$5.5	$1,902.6

For the years ended December 31, 2017, 2016 and 2015, amortization expense was $142.9 million, $1.7 million and $0.2 million, respectively. The estimated future amortization expense is $158.4 million for 2018, $137.5 million for 2019, $121.0 million for 2020, $105.7 million for 2021 and $93.5 million for 2022.

The following table presents the categories of intangible assets at December 31, 2017 and 2016 (in millions):

						Weighted
	December 31, 2017					Average
		U.S.	European		Corporate	Amortization
	Options	Equities	Equities	Global FX	and Other	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$186.5	$—	$—	Indefinite
Customer relationships	38.8	222.9	173.7	140.0	3.0	19
Market data customer relationships	53.6	322.0	65.1	64.4	—	14
Technology	24.6	22.5	24.4	22.5	4.0	6
Trademarks and tradenames	1.7	6.0	2.0	1.2	1.0	2
Other	0.2	—	—	—	—	2
Accumulated amortization	(15.7)	(74.3)	(24.7)	(28.5)	(2.5)
	$198.7	$1,071.8	$427.0	$199.6	$5.5

						Weighted
	December 31, 2016					Average
		U.S.	European		Corporate	Amortization
	Options	Equities	Equities	Global FX	and Other	Period (in years)
Trading registrations and licenses	$—	$—	$—	$—	$—	—
Customer relationships	0.9	—	—	—	3.0	9
Market data customer relationships	—	—	—	—	—	—
Technology	1.1	—	—	—	4.0	4
Trademarks and tradenames	0.4	—	—	—	1.0	6
Other	0.2	—	—	—	—	2
Accumulated amortization	(0.6)	—	—	—	(1.3)
	$2.0	$—	$—	$—	$6.7

(12)   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2017 and 2016 (in millions):

	December 31, 2017	December 31, 2016
Compensation and benefit related liabilities	$18.0	$25.1
Termination benefits	4.8	0.4
Royalties	20.3	17.8
Accrued liabilities	59.1	25.4
Marketing fee payable	8.4	7.2
Accounts payable	43.2	6.5
Total accounts payable and accrued liabilities	$153.8	$82.4

(13)   Debt

The Company's long-term debt consisted of the following as of December 31, 2017 and 2016 (in millions):

	December 31, 2017	December 31, 2016
2017 Term Loan Agreement	$294.9	$—
3.650% Senior Notes	643.8	—
1.950% Senior Notes	299.2	—
Total long-term debt	$1,237.9	$—

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

The Term Loan Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Term Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by our subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00.  At December 31, 2017, the Company was in compliance with these covenants.

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

1.950% Senior Notes due 2019

On June 29, 2017, the Company issued $300 million aggregate principal amount of 1.950% Senior Notes.  The form and terms of the 1.950% Senior Notes were established pursuant to an Officer’s Certificate, dated as of June 29, 2017, supplementing the Indenture (as defined below). Underwriter fees of $0.8 million were also capitalized and netted against long-term debt in the consolidated balance sheet, while other issuance fees of $0.9 million were expensed and are included in debt issuance costs on the consolidated statement of income for the year ended December 31, 2017.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount.  The Indenture governing the Notes contains customary restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured debt.  Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At December 31, 2017, the Company was in compliance with these covenants.

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

The Revolving Credit Agreement provides for a senior unsecured $150 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $100 million, for a total of $250 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that it guarantees all borrowings and other obligations of any such subsidiaries. As of December 31, 2017, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes. As of December 31, 2017, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at December 31, 2017, $150 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on December 15, 2021, unless the commitments are terminated earlier, either at our request or, if an event of default occurs, by the Revolving Lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Revolving Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by our subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At December 31, 2017, the Company was in compliance with these covenants.

Bridge Facility

In connection with entering into the Merger Agreement, the Company entered into a commitment letter with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (or any of its designated affiliates) (Bank of America, N.A., and other such financial institutions that accede as lender to such debt commitment letter in accordance with its terms are referred to herein as the “Lenders”), which provides that, subject to the satisfaction and waiver of certain conditions which are usual and customary for financing of this type, the Lenders are committed to provide debt financing for the purposes of funding (i) the cash consideration to be paid in the transactions contemplated by the Merger Agreement, (ii) the refinancing of certain existing indebtedness of Bats and its subsidiaries and (iii) related fees and expenses, which debt financing consists of a senior unsecured 364-day bridge loan facility in an aggregate principal amount of up to $1.65 billion to the extent the Company fails to generate gross cash proceeds in an aggregate principal amount of up to $1.65 billion from permanent financing including in the form of a senior unsecured term loan facility and the issuance of senior unsecured notes on or prior to the consummation of the transaction contemplated by the Merger Agreement.  The Company paid commitment and structuring fees of $6.0 million. Through December 31, 2017, the Company has amortized $6.0 million of these fees as a result of the Company entering into more permanent debt arrangements. The Company entered into a term loan agreement and completed a notes offering, as described above, securing $1.65 billion to finance the cash portion of its acquisition of Bats as well as the repayment of Bats' existing indebtedness. As a result of securing the financing discussed above, the bridge facility was terminated.

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the Notes as of December 31, 2017 is as follows (in millions):

2018	$—
2019	300.0
2020	—
2021	—
Thereafter	950.0
Principal amounts repayable	1,250.0
Debt issuance cost	(6.6)
Unamortized discounts on notes	(5.5)
Total debt outstanding	$1,237.9

Interest expense recognized on the Term Loan Agreement and the Notes is included in interest expense, net in the consolidated statements of income, for the years ended December 31, 2017, 2016 and 2015 are as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Components of interest expense:
Contractual interest	$39.0	$5.7	$—
Amortization of debt discount	0.6	—	—
Amortization of debt issuance cost	3.0	—	—
Interest expense	$42.6	$5.7	$—
Interest income	(1.3)	—	—
Interest expense, net	$41.3	$5.7	$—

(14) Accumulated Other Comprehensive Income (Loss)

The following represents the changes in accumulated other comprehensive income (loss) by component, before tax (in millions):

	Foreign currency	Unrealized		Total Other
	translation	Investment	Post-Retirement	Comprehensive
	adjustment	Gain/Loss	Benefits	Income
Balance at December 31, 2015	$—	$—	$(0.8)	$(0.8)
Other comprehensive income (loss)	—	—	—	—
Tax effect on other comprehensive income (loss)	—	—	—	—
Balance at December 31, 2016	—	—	(0.8)	(0.8)
Other comprehensive income (loss)	51.3	0.2	—	51.5
Tax effect on other comprehensive income (loss)	—	—	—	—
Balance at December 31, 2017	$51.3	$0.2	$(0.8)	$50.7

(15) Fair Value Measurement

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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2017 and 2016, respectively.

Instruments Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in millions):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Trading securities:
U.S. Treasury securities	$47.3	$47.3	$—	$—
Other securities	—	—	—	—
Money market funds	2.5	2.5	—	—
Total assets	$49.8	$49.8	$—	$—
Liabilities:
Contingent consideration liability to related party	$56.6	$—	$—	$56.6
Total Liabilities	$56.6	$—	$—	$56.6

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$67.5	$67.5	$—	$—
Total assets	$67.5	$67.5	$—	$—

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Trading and Available‑for‑sale securities

Financial investments classified as trading and available‑for‑sale consist of U.S. Treasury securities. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter‑dealer brokers and therefore categorized as Level 1.

Contingent Consideration Liability

In connection with the acquisition of Bats, the Company acquired a contingent consideration arrangement with the former owners of Cboe FX. The fair value of this liability at December 31, 2017 was $56.6 million. That value is based on estimates of discounted future cash payments, a significant unobservable input, and is considered a Level 3 measurement.

Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non‑recurring basis. For goodwill, the process involves using a discounted cash flow method to determine the fair value of each reporting unit on a stand‑alone basis. That fair value is compared to the carrying amount of the reporting unit, including its recorded goodwill. Impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying amount of the reporting unit. For the intangible assets, the process also involves using a discounted cash flow method to determine the fair value of each intangible asset. Impairment is considered to have occurred if the fair value of the intangible asset is lower than the carrying amount. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired. As of December 31, 2017 and 2016, none of these assets were required to be recorded at fair value since no impairment indicators were present.

Fair Value of Financial Instruments

The following table presents the Company’s fair value hierarchy for those financial instruments held by the Company as of December 31, 2017 and 2016 (in millions):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$143.5	$143.5	$—	$—
Trading investments	0.5	0.5	—	—
Available-for-sale investments	46.8	46.8	—	—
Accounts receivable	217.3	217.3	—	—
Income tax receivable	17.2	17.2	—	—
Total assets	$425.3	$425.3	$—	$—
Liabilities:
Accounts payable	$43.2	$—	$43.2	$—
Section 31 fees payable	105.6	—	105.6	—
Contingent consideration liability to related party	56.6	—	—	56.6
Long-term debt	1,237.9	—	1,237.9	—
Total liabilities	$1,443.3	$—	$1,386.7	$56.6

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$97.3	$97.3	$—	$—
Accounts receivable	76.7	76.7	—	—
Income tax receivable	53.7	53.7	—	—
Total assets	$227.7	$227.7	$—	$—
Liabilities:
Accounts payable	$6.5	$—	$6.5	$—
Total liabilities	$6.5	$—	$6.5	$—

The carrying amounts of cash and cash equivalents, accounts receivable, income tax receivable, accounts payable, and Section 31 fees payable approximate fair value due to their liquid or short‑term nature.

Long‑term debt

The carrying amount of long‑term debt approximates its fair value based on quoted LIBOR at December 31, 2017 and 2016 and is considered a Level 2 measurement.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s level 3 financial liabilities during the year ended December 31, 2017 and 2016:

	Level 3 Financial Liabilities for the Year Ended December 31, 2017
	Balance at
	Beginning of			Balances at
	Period	Additions	Settlements	End of Period
Liabilities
Contingent consideration liability to related party	$—	$56.6	$—	$56.6
Total Liabilities	$—	$56.6	$—	$56.6

Level 3 Financial Liabilities for the Year Ended December 31, 2016
Balance at
	Beginning of			Balances at
	Period	Additions	Settlements	End of Period
Liabilities
Contingent consideration liability to related party	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—

(16) Redeemable Noncontrolling Interest

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

For the year ended December 31, 2017, the following reflects changes in our redeemable noncontrolling interest (in millions):

Redeemable Noncontrolling Interest
Balance as of December 31, 2016	$12.6
Decrease due to acquiring additional equity in Cboe Vest	(3.2)
Net loss attributable to redeemable noncontrolling interest	(1.1)
Redemption value adjustment	1.1
Balance as of December 31, 2017	$9.4

(17) Segment Reporting

The Company previously operated as a single reportable business segment as of December 31, 2016. As a result of the Bats acquisition, beginning in 2017, the Company is reporting five segments: Options, U.S. Equities, Futures, European Equities, and Global FX, which is reflective of how the Company's chief operating decision-maker reviews and operates the business (Note 2). This change has been reflected in all periods presented. Segment performance is primarily based on operating income (loss). The Company has aggregated all of its corporate costs, acquisition-related costs, as well as other business ventures, within the Corporate Items and Eliminations unit based on the decision that those activities should not be used to evaluate the segment's operating performance; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

The Options segment includes our options exchange business, which lists for trading options on market indexes (index options), mostly on an exclusive basis, as well as on non-exclusive "multiply-listed" options, such as options on the stocks of individual corporations (equity options) and options on other exchange-traded products (ETP options), such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options) that occur on Cboe Options, C2, BZX and EDGX. It also includes the listed equity options routed transaction services that occur on Cboe Trading.

The U.S. Equities segment includes listed cash equities and ETP transaction services that occur on BZX, BYX, EDGX and EDGA. It also includes market data revenue generated from the U.S. tape plans as well as revenue generated from the sale of proprietary market data ETP listing, listed cash equities and ETPs routed transaction services, connectivity fees, and advertising activity from ETF.com.

The Futures segment includes the business of our futures exchange, CFE, which includes offering for trading futures on the VIX Index and bitcoin and other futures products.

The European Equities segment includes the pan‑European listed cash equities transaction services, ETPs, exchange‑traded commodities, and international depository receipts that occur on the RIE, operated by Cboe Europe Equities. It also includes the listed cash equities and ETPs routed transaction services that occur on Cboe Chi-X Europe, as well as the listings business where ETPs can be listed on Cboe Europe Equities.

The Global FX segment includes institutional FX trading services that occur on the Cboe FX platform, as well as non-deliverable forward FX transactions executed on Cboe SEF.

Summarized financial data of reportable segments was as follows (in millions):

						Corporate
				European		items and
	Options	U.S. Equities	Futures	Equities	Global FX	eliminations	Total
Year ended December 31, 2017
Revenues	$883.5	$1,072.5	$144.6	$89.6	$38.2	$0.7	$2,229.1
Operating income (loss)	252.2	103.2	126.8	8.9	(12.8)	(106.4)	371.9
Year ended December 31, 2016
Revenues	$589.5	$—	$113.6	$—	$—	$—	$703.1
Operating income (loss)	218.4	—	96.4	—	—	(16.6)	298.2
Year ended December 31, 2015
Revenues	$586.1	$—	$90.5	$—	$—	$(12.8)	$663.8
Operating income (loss)	261.2	—	73.6	—	—	(14.9)	319.9

(18) Employee Benefit Plan

Cboe employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under Internal Revenue Code. The Company contributed $6.2 million and $5.5 million to the defined contribution plans for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, $1.2 million of this expense was related to the acquisition of Bats and is included in acquisition-related costs in the consolidated statements of income. The remaining expense is included in compensation and benefits in the consolidated statements of income.

Upon completion of the Merger, the Company assumed Bats' defined contribution plan that offers a 401(k) retirement plan eligible to legacy Bats U.S. employees. The Company’s contribution amounted to $1.5 million for the year ended December 31, 2017, respectively. This expense is included in compensation and benefits in the consolidated statements of income. The Bats plan merged into the SMART Plan as of January 1, 2018.

The Company also assumed the Cboe Europe Equities employee‑selected stakeholder contribution plan upon completion of the Merger. The Company’s contribution amounted to $0.5 million year ended December 31, 2017, respectively. This expense is included in compensation and benefits in the consolidated statements of income.

(19) Regulatory Capital

As a broker‑dealer registered with the SEC, Cboe Trading is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3‑1), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading computes the net capital requirements under the basic method provided for in Rule 15c3‑1.

As of December 31, 2017, Cboe Trading is required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. At December 31, 2017, Cboe Trading had net capital of $7.9 million, which was $7.6 million in excess of its required net capital of $0.3 million.

As entities regulated by the FCA, Cboe Europe Equities is subject to the Financial Resource Requirement ("FRR") and Cboe Chi-X Europe is subject to the Capital Resources Requirement ("CRR"). As a RIE, Cboe Europe Equities computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. This FRR was $20.2 million at December 31, 2017. At December 31, 2017, Cboe Europe Equities had capital in excess of its required FRR of $25.6 million.

As a Banks, Investment firms, PRUdential (BIPRU) 50k firm, as defined by the Markets in Financial Instruments Directive of the FCA, Cboe Chi‑X Europe computes its CRR as the greater of the base requirement of $0.1 million at December 31, 2017, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. At December 31, 2017, Cboe Chi‑X Europe had capital in excess of its required CRR of $0.4 million.

As a swap execution facility regulated by the CFTC, Cboe SEF is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of December 31, 2017, Cboe SEF had annual operating expenses of $1.5 million and had financial resources that exceeded this amount. Additionally, as of December 31, 2017, Cboe SEF had projected operating expenses for the upcoming 12 months of $1.4 million and had unencumbered, liquid financial assets that exceeded this amount.

As a designated contract market regulated by the CFTC, CFE is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of December 31, 2017, CFE had annual projected operating expenses of $31.9 million and had financial resources that exceeded this amount. Additionally, as of December 31, 2017, CFE had projected operating expenses for six months of $16.0 million and had unencumbered, liquid financial assets that exceeded this amount.

(20) Stock-based Compensation

Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of actual forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. In the first quarter of 2017, the Company adopted ASU 2016-09, Compensation — Stock Compensation. This ASU simplifies several aspects of the accounting for stock-based payment transactions (See Note 2).

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

The Merger Agreement provided that the number of shares of Cboe common stock into which each such award of Cboe Restricted Shares is converted will be equal to the number of shares of Bats common stock subject to the corresponding Bats Restricted Share award multiplied by the exchange ratio, which is the sum of (a) 0.3201 of a share of Cboe common stock and (b) the quotient obtained by dividing $10.00 by the volume-weighted average price, rounded to four decimal places, of shares of Cboe common stock on NASDAQ for the ten consecutive trading day period ending on the second full trading day prior to the Effective Time. The remaining service period will be completed post-merger and future vesting and expense will be recognized accordingly. Pursuant to the Merger Agreement, each award of restricted Bats common stock (“Bats restricted shares”) granted under any of the Bats Plans that was unvested immediately prior to the Effective Time was assumed by the Registrant and converted into awards of restricted shares totaling 622,527 of Common Stock at a fair value of $78.05 per share.

In addition, on February 19, 2017 and February 28, 2017, the Company granted 41,481 and 19,255 RSUs, respectively, contingent on the achievement of performance conditions at a fair value of $111.00 and $102.00, respectively, per RSU, related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return RSUs which incorporated the following assumptions: risk-free interest rate (0.90)%, three-year volatility (21.1)% and three year correlation with S&P 500 Index (0.41).Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of our common stock. The vesting period for the RSUs contingent on the achievement of performance is three years.  For each of the performance awards, the RSUs will be settled in shares of our common stock following vesting of the RSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change in control of the Company or in the event of a participant’s earlier death or disability. Participants have no voting rights with respect to the RSUs until the issuance of the shares of stock. Dividends are accrued by the Company and will be paid once the RSUs contingent on the achievement of performance conditions vest.

On May 15, 2017, the Company granted 2,655 RSUs, each of which entitles the holder to one share of common stock upon vesting, to certain officers and employees at a fair value $85.00 per share.  On August 15, 2017, the Company granted 1,612 RSUs at a fair value of $97.54 per share. The RSUs vest ratably over three-years, with one-third vesting on each anniversary of the grant date, and vesting accelerates upon the occurrence of a change in control. Unvested RSUs will be forfeited if the officer or employee leaves the Company prior to the applicable vesting date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

On May 18, 2017, the Company granted 15,405 shares of stock, at a fair value of $84.41 per share, to non employee members of the board of directors. The shares have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the stock will be forfeited if the director leaves the Company prior to the applicable vesting date.

The Company recognized stock-based compensation expense of $52.6 million, $14.5 million, and $12.1 million for the years ended December 31, 2017, 2016, and 2015 respectively. Stock-based compensation expense includes $9.0 million of accelerated expense recorded in the first quarter for certain officers and employees as a result of attaining certain age and service based requirements in our long-term incentive plan and award agreements. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the consolidated statements of income.

Pursuant to the Merger Agreement, each outstanding option to purchase Bats common stock (each, a “Bats stock option”) granted under any of the Bats Global Markets, Inc. 2009 Stock Option Plan, the Bats Global Markets, Inc. Third Amended and Restated 2012 Equity Incentive Plan and the Bats Global Markets, Inc. 2016 Omnibus Incentive Plan (collectively, the “Bats Plans”) that was outstanding immediately prior to the Effective Time was converted into an option to purchase Common Stock, on the same terms and conditions (including vesting schedule) as were applicable to such Bats stock option (but taking into account any changes, including any acceleration of vesting of such Bats stock option occurring by reason of the transactions contemplated by the Merger Agreement). The number of shares of Common Stock subject to each such converted stock option equals the number of shares of Bats common stock subject to the corresponding Bats stock option immediately prior to the Effective Time, multiplied by the exchange ratio (as defined below) (subject to certain adjustments and rounding). The exercise price per share for each such converted stock option equals the per share exercise price specified in the corresponding Bats stock option divided by the exchange ratio (rounded up to the nearest cent). The “exchange ratio” is equal to 0.4452, which equals the sum of 0.3201 plus the fraction obtained by dividing $10.00 by the volume-weighted average price, rounded to four decimal points, of a share of Common Stock on NASDAQ for the ten consecutive trading days ended February 24, 2017.

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

The activity in the Company's stock options, restricted stock and restricted stock units for the years ended December 31, 2017, 2016 and 2015 was as follows:

Stock Options

Summary stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(in millions)
Outstanding, December 31, 2015	—	$—	—	$—
Granted	—	—	—	—
Exercised	—	—
Outstanding, December 31, 2016	—	$—	—	$—
Granted	683,390	22.45	—	—
Exercised	(241,348)	17.13
Outstanding and expected to vest at December 31, 2017	442,042	$25.36	1.0	$17.5
Exercisable at December 31, 2017	401,507	$25.08	5.0	$40.0

The Company estimated the grant date fair value of options awarded during 2017 using the Black‑Scholes valuation model with the following assumptions:

2017
Expected term (in years)	4.2
Expected volatility	19.8%
Expected dividend yield	1.3%
Risk-free rate	1.78%
Forfeiture rate	—%

Summary of the status of nonvested options is presented below:

Weighted
Average Grant-
Nonvested options	Options	Date Fair Value
December 31, 2015—Nonvested	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
December 31, 2016—Nonvested	—	$—
Granted	81,068	49.17
Vested	—	—
Forfeited	—	—
December 31, 2017—Nonvested	81,068	$49.17

In the year ended December 31, 2017, to satisfy employee's tax obligations and cash exercise payment due upon the election to exercise 241,348 stock options, the Company purchased 65,305 shares at a cost of $5.9 million.

As of December 31, 2017, there were $1.7 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.0 years as the stock options vest.

Restricted Stock and Restricted Stock Units

Summary restricted stock activity is presented below:

		Weighted
	Number of	average grant
	shares	date fair value
Nonvested stock at December 31, 2015	456,570	$55.70
Granted	241,681	64.10
Vested	(211,235)	48.14
Forfeited	(6,421)	64.50
Nonvested stock at December 31, 2016	480,595	$63.64
Granted	1,091,843	78.94
Vested	(498,540)	67.83
Forfeited	(5,506)	71.68
Nonvested stock at December 31, 2017	1,068,392	$77.19

In the year ended December 31, 2017, to satisfy employees' tax obligations upon the vesting of restricted stock, the Company purchased 197,746 shares totaling $18.6 million as the result of the vesting of 498,540 shares of restricted stock.

As of December 31, 2017, there were $47.0 million in total unrecognized compensation costs related to restricted stock and restricted stock units. These costs are expected to be recognized over a weighted average period of 1.8 years.

(21) Income Taxes

Net deferred tax assets and liabilities consist of the following as of December 31, 2017 and 2016 (in millions):

	2017	2016
Deferred tax assets:
Accrued compensation and benefits	$14.1	$16.3
Property, equipment and technology, net	2.4	0.6
Investment in affiliates	—	4.7
Other	20.2	17.1
Subtotal	36.7	38.7
Valuation allowance	(1.6)	—
Total deferred tax assets	35.1	38.7
Deferred tax liabilities:
Intangibles	(429.6)	—
Property, equipment and technology, net	(17.1)	(32.3)
Investment in affiliates	(75.0)	(1.7)
Prepaid expenses or assets	(1.6)	(1.2)
Total deferred tax liabilities	(523.3)	(35.2)
Net deferred tax assets/(liabilities)	$(488.2)	$3.5

The Company provides a valuation allowance against deferred tax assets if, based on management’s assessment of historical and projected future operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $1.6 million was recorded against gross deferred tax assets for net operating losses as of December 31, 2017.

As of December 31, 2017, we have state net operating loss carryforwards of $24.9 million, which, if unused, will expire beginning in 2029.

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 consists of the following (in millions):

	Year Ended December 31
	2017	2016	2015
Current tax expense:
Federal	$141.0	$107.1	$103.3
State	25.8	22.6	23.9
Foreign	5.4	—	—
Total current tax expense	172.2	129.7	127.3
Deferred income tax expense:
Federal	(227.5)	(7.6)	(6.4)
State	(6.5)	(1.2)	(1.9)
Foreign	(4.4)	—	—
Total deferred income tax expense	(238.4)	(8.8)	(8.3)
Total	$(66.2)	$120.9	$119.0

The Company considers a portion of its non-U.S. earnings to be indefinitely reinvested outside of the U.S. to the extent these earnings are not subject to U.S. income tax under an anti-deferral tax regime.  As of December 31, 2017, all non-U.S. undistributed earnings were subject to a transition tax in the U.S. due to the Jobs Act. A distribution of these earnings is not expected to result in additional income tax.

For the years ended December 31, 2017, 2016, and 2015, income from continuing operations before taxes consists of the following (in millions):

	2017	2016	2015
U.S. operations	$326.7	$306.6	$324.0
Foreign operations	7.7	—	—
	$334.4	$306.6	$324.0

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Impact of federal, state and local tax law & rate changes, net	(55.1)%	-%	-%
State taxes, net of federal benefit	4.3%	4.5%	4.4%
Section 199 deduction	(2.6)%	(2.6)%	(1.9)%
Other, net	(1.4)%	2.5%	(0.8)%
Effective income tax rate	(19.8)%	39.4%	36.7%

The effective tax rate for 2017 was (19.8)% compared to 39.4% in 2016 and 36.7% in 2015. The effective tax rate increased from 2015 to 2016 primarily due to changes in unrecognized tax benefits and decreased from 2016 to 2017 primarily due to the tax benefit associated with re-measuring net deferred tax liabilities as a result of the Jobs Act.

A reconciliation of the beginning and ending uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

	2017	2016	2015
Balance as of January 1	$41.9	$31.9	$35.4
Acquired unrecognized tax benefits	23.2	—	—
Gross increases on tax positions in prior period	6.2	8.8	—
Gross decreases on tax positions in prior period	(14.7)	(0.6)	(4.2)
Gross increases on tax positions in current period	12.7	3.6	1.9
Lapse of statute of limitations	(1.5)	(1.8)	(1.2)
Balance as of December 31	$67.8	$41.9	$31.9

As of December 31, 2017, 2016 and 2015, the Company had $68.2 million, $40.5 million, and $29.7 million, respectively, of uncertain tax positions, net of federal benefit, which, if recognized in the future, would affect the effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations and potential audit settlements during the next twelve months are estimated to be approximately $1.8 million and $6.5 million, respectively.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company's consolidated statements of income and were $(1.5) million, $2.5 million, and $2.5 million for the periods ended December 31, 2017, 2016 and 2015, respectively. Accrued interest and penalties were $11.1 million, $10.2 million and $7.7 million as of December 31, 2017, 2016 and 2015, respectively.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Cboe operates:

U.S. Federal	2008-2017
Illinois	2015-2017
Kansas	2015-2017
New York	2007-2017

The Company has petitioned the Tax Court for a redetermination of an IRS deficiency for tax years 2011 through 2013 related to the Section 199 claims of Bats and certain of its subsidiaries. Management anticipates that in 2018 the IRS will determine a deficiency for tax years 2008-2013 relating to the Section 199 claims of Cboe and certain of its subsidiaries. The Company believes the aggregate amount of any additional liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

On December 22, 2017 the U.S. enacted the Tax Cuts and Jobs Act (the “Jobs Act”). The Jobs Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. Given the predominance of our U.S. earnings contribution, we expect a significant reduction in our overall effective tax rate in 2018. The change in the effective tax rate was due to the tax benefit associated with re-measuring net deferred tax liabilities as a result of the Jobs Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Jobs Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data and interpret the Jobs Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts.

(22) Earnings Per Share

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

Net income and diluted earnings per share for the year ended December 31, 2017 include a substantial benefit associated with the enactment of the Jobs Act. The enactment of the Jobs Act resulted in an estimated net income increase of $191.3 million primarily due to a one-time revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Basic EPS Numerator:
Net Income	$400.6	$185.7	$205.0
Loss attributable to noncontrolling interests	1.1	1.1	—
Net Income excluding noncontrolling interests	401.7	186.8	205.0
Change in redemption value of noncontrolling interests	(1.1)	(1.1)	—
Earnings allocated to participating securities	(3.9)	(0.8)	(0.9)
Net Income allocated to common stockholders	$396.7	$184.9	$204.1
Basic EPS Denominator:
Weighted average shares outstanding	107.2	81.4	83.1
Basic Net Income Per Common Share	$3.70	$2.27	$2.46

Diluted EPS Numerator:
Net Income	$400.6	$185.7	$205.0
Loss attributable to noncontrolling interests	1.1	1.1	—
Net Income excluding noncontrolling interests	401.7	186.8	205.0
Change in redemption value of noncontrolling interests	(1.1)	(1.1)	—
Earnings allocated to participating securities	(3.9)	(0.8)	(0.9)
Net Income allocated to common stockholders	$396.7	$184.9	$204.1
Diluted EPS Denominator:
Weighted average shares outstanding	107.2	81.4	83.1
Dilutive common shares issued under stock program	0.3	—	—
Total dilutive weighted average shares	107.5	81.4	83.1
Diluted Net Income Per Common Share	$3.69	$2.27	$2.46

For the periods presented, the Company did not have shares of stock-based compensation that would have an antidilutive effect on the computation of diluted net income per common share.

(23) Commitments, Contingencies and Guarantees

Legal Proceedings

As of December 31, 2017, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of December 31, 2017, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

City of Providence

On April 18, 2014, the City of Providence, Rhode Island filed a securities class action lawsuit in the Southern District of New York against Bats and Direct Edge Holdings LLC, as well as 14 other securities exchanges. The action purports to be brought on behalf of all public investors who purchased and/or sold shares of stock in the United States since April 18, 2009 on a registered public stock exchange (“Exchange Defendants”) or a U.S.-based alternate trading venue and were injured as a result of the alleged misconduct detailed in the complaint, which includes allegations that the Exchange Defendants committed fraud through a variety of business practices associated with, among other things, what is commonly referred to as high frequency trading. On May 2, 2014 and May 20, 2014, American European Insurance Company and Harel Insurance Co., Ltd. each filed substantially similar class action lawsuits against the Exchange Defendants which were ultimately consolidated with the City of Providence, Rhode Island securities class action lawsuit. On June 18, 2015, the Southern District of New York (the “Court”) held oral argument on the pending Motion to Dismiss and thereafter, on August 26, 2015, the Court issued an Opinion and Order granting Exchange Defendants’ Motion to Dismiss, dismissing the complaint in full. Plaintiff filed a Notice of Appeal of the dismissal on September 24, 2015 and its appeal brief on January 7, 2016. Respondent's brief was filed on April 7, 2016 and oral argument was held on August 24, 2016. Following oral argument, the Court of Appeals issued an order requesting that the SEC submit an amicus brief on whether the Court had jurisdiction and whether the Exchange Defendants have immunity in the claims alleged.  The SEC filed its amicus brief with the Court of Appeals on November 28, 2016 and Plaintiff and the Exchange Defendants filed their respective supplemental response briefs on December 12, 2016. On December 19, 2017, the Court of Appeals reversed the Court’s dismissal and remanded the case back to the Court. On January 31, 2018, the Exchange Defendants filed a motion for re-hearing with the Court of Appeals. Given the preliminary nature of the proceedings, the Company is unable to estimate what, if any, liability may result from this litigation. However, the Company believes that the claims are without merit and intend to litigate the matter vigorously.

SIFMA

Securities Industry Financial Markets Association (“SIFMA”) has filed a number of denial of access applications with the SEC to set aside proposed rule changes to establish or modify fees for Cboe Options, C2, BZX, BYX, EDGX and EDGA market data products and related services. Each application is being held in abeyance pending a decision on a separate SIFMA denial of access application held before an SEC's administrative law judge (“ALJ”) regarding fees proposed by NASDAQ and the NYSE for their respective market data products. On June 1, 2016, the ALJ issued a decision rejecting SIFMA's denial of access challenge to the NASDAQ and NYSE fees at issue. On July 19, 2016, SIFMA petitioned the SEC for review of the ALJ decision. An adverse ruling in that matter or a subsequent appeal could adversely affect exchange market data fees.

Other

As self-regulatory organizations under the jurisdiction of the SEC, Cboe Options, C2, BZX, BYX, EDGX and EDGA are subject to routine reviews and inspections by the SEC. As a designated contract market under the jurisdiction of the CFTC, CFE is subject to routine reviews and inspections by the CFTC. Cboe SEF, LLC is a swap execution facility registered with the CFTC and subject to routine reviews and inspections by the CFTC. Cboe Trading is subject to reviews and inspections by FINRA. The Company has from time to time received inquiries and investigative requests from the SEC's Office of Compliance Inspections and Examinations as well as the Division of Enforcement seeking information about our compliance with our obligations as a self-regulatory organization, the federal securities laws as well as our members’ compliance with the federal securities laws. In addition, while Cboe Europe Limited and Cboe Chi-X Europe have not been the subject of any material litigation or regulatory investigation in the past, there is always the possibility of such action in the future. As both companies are domiciled in the U.K., it is likely that any action would be taken in the U.K. courts in relation to litigation or by the FCA in relation to any regulatory enforcement action.

The Company is also currently a party to various other legal proceedings in addition to those already mentioned. Management does not believe that the outcome of any of these other reviews, inspections, investigations or other legal proceedings will have a material impact on our consolidated financial position, results of operations or cash flows.

Contractual Obligations

The Company currently leases office space, data centers and remote network operations centers, with lease terms remaining ranging from three months to one hundred months as of December 31, 2017. Total rent expense related to these lease obligations, reflected in technology support services and facilities costs line items on the consolidated statements of income, for the years ended December 31, 2017, 2016, and 2015 were $7.6 million, $4.4 million and $4.1 million, respectively.

(24) Quarterly Data (unaudited)

	First	Second	Third	Fourth
Year ended December 31, 2017 (in millions, except per share data)	Quarter	Quarter	Quarter	Quarter
Revenue less cost of revenues	$193.4	$266.9	$269.7	$265.6
Operating income	26.1	117.8	119.3	108.7
Net income	15.2	68.0	60.3	257.1
Net income allocated to common stockholders	15.1	67.3	59.7	254.6
Basic earnings per share	$0.16	$0.60	$0.53	$2.41
Diluted earnings per share	$0.16	$0.60	$0.53	$2.40

	First	Second	Third	Fourth
Year ended December 31, 2016 (in millions, except per share data)	Quarter	Quarter	Quarter	Quarter
Revenue less cost of revenues	$143.1	$144.1	$136.2	$143.0
Operating income	79.5	78.0	65.8	74.9
Net income	49.2	50.9	40.5	45.1
Net income allocated to common stockholders	49.2	50.7	40.3	44.7
Basic earnings per share	$0.60	$0.62	$0.50	$0.55
Diluted earnings per share	$0.60	$0.62	$0.50	$0.55

(25) Subsequent Events

On February 15, 2018, the Company's board of directors declared a quarterly cash dividend of $0.27 per share. The dividend is payable on March 16, 2018 to stockholders of record at the close of business on March 2, 2018.

On February 19, 2018, the Company granted 188,575 RSUs to certain officers and employees at a fair value of $111.45 per share, the closing price of the Company's stock on the grant date. The shares have a three year vesting period based on achievement of certain service, performance and/or market conditions and vesting accelerates upon the occurrence of a change in control of the Company or in the event of earlier death, disability or qualified retirement.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.

Implementation of Internal Controls with respect to Bats. On February 28, 2017, the Company acquired Bats. In conducting the evaluation of the effectiveness of internal control over financial reporting, the Company elected to exclude Bats when conducting the annual evaluation of internal controls as permitted by relevant guidance from the staff of the SEC. The Company is implementing internal controls over significant processes specific to the acquisition that management believes are appropriate in consideration of related integration of operations, systems, control activities, and accounting for the Merger and the transactions contemplated by the Merger Agreement. As of the date of this Annual Report on Form 10-K, the Company is in the process of further integrating the acquired Bats operations into the Company’s overall internal control over financial reporting. The Merger resulted in changes in the operating results for the year ended December 31, 2017 compared to the year ended December 31, 2016 including $468.1 million increase of total assets, excluding acquired goodwill and intangibles, $1,712.7 million increase of total revenue, $450.0 million increases of revenues less cost of revenues and $87.4 million increases of net income for the year ended December 31, 2017.

Based on its assessment of the Company’s internal control over financial reporting, management believes that, as of December 31, 2017, our internal control over financial reporting is effective.

Except as described above, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 99.

Item 9B.Other Information

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders planned to be held on May 17, 2018, which will be filed within 120 days of the end of our fiscal year ended December 31, 2017 ("2018 Proxy Statement") and is incorporated herein by reference. Information relating to our executive officers is included on pages 25 and 26 of this Annual Report on Form 10-K.

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

Item 11.Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report
(1)	Financial Statements

Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this report are included in this Annual Report on Form 10-K beginning at page 98. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2017 and 2016
•	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

The Company has not included any financial statement schedules because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)	List of Exhibits

See (b) Exhibits below

(b)	Exhibits

Exhibit No.	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of September 25, 2016, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), CBOE Corporation, CBOE V, LLC and Bats Global Markets, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on September 28, 2016.**

3.1	Third Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on October 17, 2017.
3.2	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on October 17, 2017.
4.1

Indenture, dated as of January 12, 2017, by and between the Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.) and Wells Fargo Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on January 12, 2017.

4.2

Officer’s Certificate, dated as of January 12, 2017, establishing the 3.650% Senior Notes due 2027 of Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on January 12, 2017.

4.3	Form of 3.650% Senior Notes due 2027 (included in Exhibit 4.2 hereto).
4.4

Officer’s Certificate, dated as of June 29, 2017, establishing the 1.950% Senior Notes due 2019 of Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on June 29, 2017.

4.5	Form of 1.950% Senior Notes due 2019 (included in Exhibit 4.4 hereto).
10.1

Term Loan Credit Agreement, dated as of December 15, 2016, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), Bank of America, N.A., as Administrative Agent, certain lenders named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner, Morgan Stanley MUFG Loan Partners, LLC, as Syndication Agent, and Citibank, N.A., PNC Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Documentation Agents,  incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on December 20, 2016.

10.2

Credit Agreement, dated as of December 15, 2016, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), Bank of America, N.A., as Administrative Agent and as Swing Line Lender, certain lenders named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner, Morgan Stanley MUFG Loan Partners, LLC, as Syndication Agent, and Citibank, N.A., PNC Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on December 20, 2016.

10.3

Debt Commitment Letter, dated as of September 25, 2016, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34774) filed on November 8, 2016.

10.4

Restated License Agreement, dated November 1, 1994, by and between Standard & Poor's Financial Services LLC (as successor-in-interest to Standard & Poor's, a division of McGraw-Hill, Inc.) and Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) (the "S&P License Agreement"), incorporated by reference to Exhibit 10.1 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.5

Amendment No. 1 to the S&P License Agreement, dated January 15, 1995, incorporated by reference to Exhibit 10.2 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.6

Amendment No. 2 to the S&P License Agreement, dated April 1, 1998, incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.7

Amendment No. 3 to the S&P License Agreement, dated July 28, 2000, incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.8

Amendment No. 4 to the S&P License Agreement, dated October 27, 2000, incorporated by reference to Exhibit 10.5 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.9

Amendment No. 5 to the S&P License Agreement, dated March 1, 2003, incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.10

Amended and Restated Amendment No. 6 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.7 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.11

Amended and Restated Amendment No. 7 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.12

Amendment No. 8 to the S&P License Agreement, dated January 9, 2005, incorporated by reference to Exhibit 10.9 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.13

Amendment No. 10 to the S&P License Agreement, dated June 19, 2009, incorporated by reference to Exhibit 10.10 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.14

Amendment No. 11 to the S&P License Agreement, dated as of April 29, 2010, incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on May 11, 2010.

10.15

Amendment No. 12 to the S&P License Agreement, dated March 9, 2013, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34774) filed on May 7, 2013. +

10.16

Amendment No. 13 to the S&P License Agreement and Amendment No. 2 to Dow License Agreement (defined below), dated as of December 21, 2017, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 22, 2017.+

10.17

Amended and Restated License Agreement, dated September 29, 2006, by and between Dow Jones & Company, Inc. and Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) (the “Dow License Agreement”), incorporated by reference to Exhibit 10.23 to Amendment No. 6 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.18

Amendment No. 1, dated August 22, 2011, to the Dow License Agreement, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-34774) filed on November 8, 2011.+

10.19	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 20, 2010.
10.20

Form of Amended and Restated Director Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-34774) filed on August 4, 2017.

10.21

Employment Agreement, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), Cboe C2 Exchange, Inc. (f/k/a C2 Options Exchange, Incorporated) and Edward Tilly, dated February 27, 2017, incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.22

Employment Agreement, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), Cboe C2 Exchange, Inc. (f/k/a C2 Options Exchange, Incorporated) and Christopher Concannon, dated February 27, 2017, incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.23

Offer Letter Agreement, by and between Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.) and Christopher Isaacson, dated September 25, 2016, incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.24

Offer Letter Agreement, by and between Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.) and Mark Hemsley, dated September 25, 2016, incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.25

Offer Letter Agreement, by and between Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.) and Brian N. Schell, dated February 27, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on November 7, 2017.*

10.26	Amendments to Relocation Assistance Summary for Brian N. Schell, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on November 7, 2017.*
10.27

Retirement Agreement, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), Cboe C2 Exchange, Inc. (f/k/a C2 Options Exchange, Incorporated) and Edward Provost, dated February 28, 2017, incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.28

Retirement Agreement, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), Cboe C2 Exchange, Inc. (f/k/a C2 Options Exchange, Incorporated) and Gerald O'Connell, dated February 27, 2017, incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.29

Termination Agreement, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), Cboe C2 Exchange, Inc. (f/k/a C2 Options Exchange, Incorporated) and Alan J. Dean, dated December 31, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on January 3, 2018.*

10.30

Form of U.S. Executive Employment Agreement between Bats Global Markets, Inc. and certain executive officers, incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Bats Global Markets, Inc.’s Registration Statement on Form S-1 (File No. 333-208565) filed on April 4, 2016.*

10.31

Form of U.K. Executive Employment Agreement between Bats Global Markets, Inc. and certain executive officers, incorporated by reference to Exhibit 10.16 to Amendment No. 3 to Bats Global Markets, Inc.’s Registration Statement on Form S-1 (File No. 333-208565) filed on April 4, 2016.*

10.32

Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.33

Amendments to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.34

Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.35

Amendment No. 1 to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Supplemental Retirement Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34774) filed on November 12, 2010.*

10.36

Amendments to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Supplemental Retirement Plan, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.37

Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.38

Amendments to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.39

Amended and Restated Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.) Executive Severance Plan, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.40

Bats Global Markets, Inc. 2009 Stock Option Plan, incorporated by reference to Exhibit 10.1 to Bats Global Markets, Inc.’s Registration Statement on Form S-1 (File No. 333-208565) filed on December 16, 2015.*

10.41

Bats Global Markets, Inc. Third Amended and Restated 2012 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to Bats Global Markets, Inc.’s Registration Statement on Form S-1 (File No. 333-208565) filed on December 16, 2015.*

10.42

Form of Stock Option Award Agreement pursuant to the Bats Global Markets, Inc. 2009 Stock Option Plan, incorporated by reference to Exhibit 10.3 to Bats Global Markets, Inc.’s Registration Statement on Form S-1 (File No. 333-208565) filed on December 16, 2015.*

10.43

Form of Stock Option Award Agreement pursuant to the Bats Global Markets, Inc. Third Amended and Restated 2012 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Bats Global Markets, Inc.’s Registration Statement on Form S-1 (File No. 333-208565) filed on December 16, 2015.*

10.44

Form of Restricted Stock Award Agreement pursuant to the Bats Global Markets, Inc. Third Amended and Restated 2012 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Bats Global Markets, Inc.’s Registration Statement on Form S-1 (File No. 333-208565) filed on December 16, 2015.*

10.45

Bats Global Markets, Inc. 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 99.3 to Bats Global Markets, Inc.’s Registration Statement on Form S-8 (File No. 333-210841) filed on April 20, 2016.*

10.46

Form of Restricted Stock Award Agreement under Bats Global Markets, Inc. 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.47

Second Amended and Restated Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 24, 2016.*

10.48

Form of Restricted Stock Award Agreement (for Non-employee Directors), incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.49

Form of Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34774) filed on February 21, 2014.*

10.50

Form of Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34774) filed on February 21, 2014.*

10.51

Form of Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34774) filed on February 21, 2014.*

10.52

Form of 2016 Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34774) filed on February 19, 2016.*

10.53

Form of 2016 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34774) filed on February 19, 2016.*

10.54

Form of 2016 Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34774) filed on February 19, 2016.*

10.55

Form of 2017 Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.56

Form of 2017 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.57

Form of Restricted Stock Unit Award Agreement (3 Year Cliff Vest), incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.58	Form of 2018 Restricted Stock Unit Award Agreement (for Executive Officers) (filed herewith).*
10.59	Form of 2018 Restricted Stock Unit Award Agreement (relative total shareholder return) (filed herewith).*
10.60	Form of 2018 Restricted Stock Unit Award Agreement (earnings per share) (filed herewith).*
12.1	Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of Cboe Global Markets, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1	Powers of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (filed herewith).
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

*Indicates Management Compensatory Plan, Contract or Arrangement.

**Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

+Confidential treatment has been previously requested or granted to portions of these exhibits by the SEC.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cboe Global Markets, Inc.
(Registrant)

Date: February 22, 2018	By:	/s/ Brian N. Schell
	Name:	Brian N. Schell
	Title:	Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward T. Tilly, as attorney-in-fact and agent, with full power of substitution and re-substitution, to sign on his or her behalf, individually and in any and all capacities, including the capacities stated below, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2017 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ EDWARD T. TILLY	Chief Executive Officer and Chairman	February 22, 2018
Edward T. Tilly	(Principal Executive Officer)

/s/ BRIAN N. SCHELL	Executive Vice President, Chief Financial Officer and Treasurer	February 22, 2018
Brian N. Schell	(Principal Financial Officer)

/s/ DAVID S. REYNOLDS	Vice President and Chief Accounting Officer	February 22, 2018
David S. Reynolds	(Principal Accounting Officer)

/s/ JAMES R. BORIS	Director	February 22, 2018
James R. Boris

/s/ FRANK E. ENGLISH, JR.	Director	February 22, 2018
Frank E. English, Jr.

/s/ WILLIAM M. FARROW III	Director	February 22, 2018
William M. Farrow III

/s/ EDWARD J. FITZPATRICK	Director	February 22, 2018
Edward J. Fitzpatrick

SIGNATURE	TITLE	DATE

/s/ JANET P. FROETSCHER	Director	February 22, 2018
Janet P. Froetscher

/s/ JILL R. GOODMAN	Director	February 22, 2018
Jill R. Goodman

/s/ CHRISTOPHER T. MITCHELL	Director	February 22, 2018
Christopher T. Mitchell

/s/ RODERICK A. PALMORE	Director	February 22, 2018
Roderick A. Palmore

/s/ JOSEPH P. RATTERMAN	Director	February 22, 2018
Joseph P. Ratterman
/s/ MICHAEL L. RICHTER	Director	February 22, 2018
Michael L. Richter

/s/ SAMUEL K. SKINNER	Director	February 22, 2018
Samuel K. Skinner

/s/ CAROLE E. STONE	Director	February 22, 2018
Carole E. Stone

/s/ EUGENE S. SUNSHINE	Director	February 22, 2018
Eugene S. Sunshine