Form 10-Q
period 2018-03-31
Cboe Global Markets, Inc.
filed 2018-05-04
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001‑34774

Cboe Global Markets, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20‑5446972
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

400 South LaSalle Street Chicago, Illinois	60605
(Address of Principal Executive Offices)	(Zip Code)

(312) 786‑5600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐ (Do not check if a smaller reporting company
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).         Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	April 27, 2018
Common Stock, par value $0.01	112,490,249 shares

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"Cboe," "we," "us," "our" or "the Company" refers to Cboe Global Markets, Inc. and its subsidiaries.
•	“Bats Global Markets” and "Bats" refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
•	"BYX" refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"BZX" refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"C2" refers to Cboe C2 Exchange, Inc. a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"Cboe Chi-X Europe" refers to our broker-dealer entity, Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United Kingdom.
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as "may," "might," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of this report. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from that expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q and our other filings with the SEC.

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

Some factors that could cause actual results to differ include:

•	the loss of our right to exclusively list and trade certain index options and futures products;
•	economic, political and market conditions;
•	compliance with legal and regulatory obligations;
•	price competition and consolidation in our industry;
•	decreases in trading volumes, market data fees or a shift in the mix of products traded on our exchanges;
•	legislative or regulatory changes;
•	increasing competition by foreign and domestic entities;
•	our dependence on and exposure to risk from third parties;
•	our index providers’ ability to maintain the quality and integrity of their indexes and to perform under our agreements;
•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
•	our ability to attract and retain skilled management and other personnel, including those experienced with post-acquisition integration;
•	our ability to accommodate trading volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;

•	our ability to protect our systems and communication networks from security risks, including cyber-attacks and unauthorized disclosure of confidential information;
•	challenges to our use of open source software code;
•	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;
•	damage to our reputation;
•	the ability of our compliance and risk management methods to effectively monitor and manage our risks;
•	our ability to manage our growth and strategic acquisitions or alliances effectively;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except par value data and share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$166.3	$143.5
Financial investments	64.0	47.3
Accounts receivables, net	268.4	217.3
Income taxes receivable	—	17.2
Other current assets	13.6	9.4
Total Current Assets	512.3	434.7
Investments	85.0	82.7
Land	4.9	4.9
Property and equipment, net	74.2	73.9
Goodwill	2,718.2	2,707.4
Intangible assets, net	1,876.7	1,902.6
Other assets, net	56.9	59.5
Total Assets	$5,328.2	$5,265.7
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$144.0	$153.8
Section 31 fees payable	109.9	105.6
Deferred revenue	19.6	15.4
Income taxes payable	52.9	2.6
Contingent consideration liabilities	57.9	56.6
Total Current Liabilities	384.3	334.0

Long-term debt	1,213.4	1,237.9
Income tax liability	77.9	78.8
Deferred income taxes	461.2	488.2
Other non-current liabilities	6.8	6.8
Commitments and Contingencies

Redeemable Noncontrolling Interest	9.4	9.4

Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 125,014,917 and 112,553,369 shares issued and outstanding, respectively at March 31, 2018 and 124,705,786 and 112,741,217 shares issued and outstanding, respectively at December 31, 2017	1.2	1.2
Common stock in treasury, at cost, 12,461,548 shares at March 31, 2018 and 11,964,569 shares at December 31, 2017	(617.6)	(558.3)
Additional paid-in capital	2,635.3	2,623.7
Retained earnings	1,080.8	993.3
Accumulated other comprehensive income, net	75.5	50.7
Total Stockholders’ Equity	3,175.2	3,110.6
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$5,328.2	$5,265.7

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Transaction fees	$547.1	$256.4
Access fees	28.6	17.8
Exchange services and other fees	22.0	15.4
Market data fees	54.2	22.5
Regulatory fees	116.3	38.3
Other revenue	9.5	5.8
Total revenues	777.7	356.2
Cost of revenues:
Liquidity payments	302.9	105.3
Routing and clearing	10.3	6.3
Section 31 fees	108.8	30.0
Royalty fees	27.2	21.2
Total cost of revenues	449.2	162.8
Revenues less cost of revenues	328.5	193.4
Operating expenses:
Compensation and benefits	58.9	47.8
Depreciation and amortization	54.2	25.1
Technology support services	12.1	7.5
Professional fees and outside services	18.0	14.4
Travel and promotional expenses	3.7	3.3
Facilities costs	2.4	2.1
Acquisition-related costs	8.8	65.2
Other expenses	2.7	1.9
Total operating expenses	160.8	167.3
Operating income	167.7	26.1
Non-operating (expenses) income:
Interest expense, net	(9.6)	(7.9)
Other income	1.3	0.1
Income before income tax provision	159.4	18.3
Income tax provision	41.3	3.1
Net income	118.1	15.2
Net loss attributable to redeemable noncontrolling interest	0.3	0.3
Net income excluding redeemable noncontrolling interest	118.4	15.5
Change in redemption value of redeemable noncontrolling interest	(0.3)	(0.3)
Net income allocated to participating securities	(0.8)	(0.1)
Net income allocated to common stockholders	$117.3	$15.1
Basic earnings per share	$1.04	$0.16
Diluted earnings per share	$1.04	$0.16

Basic weighted average shares outstanding	112.4	91.9
Diluted weighted average shares outstanding	112.7	92.0

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended March 31,
	2018	2017
Net income	$118.1	$15.2
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	24.9	3.0
Unrealized holding gains on financial investments	(0.1)	—
Comprehensive income	142.9	18.2
Comprehensive loss attributable to redeemable noncontrolling interest	0.3	0.3
Comprehensive income excluding redeemable noncontrolling interest	143.2	18.5
Change in redemption value of redeemable noncontrolling interest	(0.3)	—
Comprehensive income allocated to participating securities	(0.8)	(0.1)
Comprehensive income allocated to common stockholders, net of tax	142.1	18.4
Income tax benefit	—	(0.1)
Comprehensive income allocated to common stockholders, net of tax	$142.1	$18.3

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2018

(unaudited)

(in millions, except per share amount)

						Accumulated
				Additional		other	Total	Redeemable
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’	Noncontrolling
	Stock	Stock	Stock	capital	earnings	income (loss), net	equity	Interest
Balance at December 31, 2017	$—	$1.2	$(558.3)	$2,623.7	$993.3	$50.7	$3,110.6	$9.4
Cash dividends on common stock of $0.27 per share	—	—	—	—	(30.6)	—	(30.6)	—
Stock-based compensation	—	—	—	11.0	—	—	11.0	—
Common stock issued from employee stock plans	—	—	(59.3)	0.6	—	—	(58.7)	—
Net income excluding noncontrolling interest	—	—	—	—	118.4	—	118.4	—
Other comprehensive income	—	—	—	—	—	24.8	24.8	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(0.3)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(0.3)	—	(0.3)	0.3
Balance at March 31, 2018	$—	$1.2	$(617.6)	$2,635.3	$1,080.8	$75.5	$3,175.2	$9.4

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$118.1	$15.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.2	25.1
Amortization of debt issuance cost and debt discount	0.6	0.9
Change in fair value of contingent consideration	1.3	0.2
Realized gain on financial investments	0.4	0.1
Provision for deferred income taxes	(29.8)	2.1
Stock-based compensation expense	11.0	20.9
Impairment of data processing software	—	14.8
Equity in investments	(0.5)	(0.3)
Excess tax benefit from stock-based compensation	—	1.6
Changes in assets and liabilities:
Accounts receivable	(50.3)	(33.6)
Income taxes receivable	17.2	47.1
Other prepaid expenses	(6.3)	—
Other current assets	—	(4.7)
Accounts payable and accrued liabilities	(8.8)	7.2
Section 31 fees payable	4.3	(71.7)
Deferred revenue	4.1	11.5
Income taxes payable	49.2	(44.1)
Income tax liability	(0.9)	(9.0)
Other liabilities	(0.3)	(1.0)
Net Cash Flows provided by (used in) Operating Activities	163.5	(17.7)
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	0.2	(1,405.4)
Purchases of financial investments	(63.4)	(20.3)
Proceeds from maturities of financial investments	46.3	45.0
Other	(1.0)	1.3
Purchases of property and equipment	(7.3)	(7.4)
Net Cash Flows used in Investing Activities	(25.2)	(1,386.8)
Cash Flows from Financing Activities:
Proceeds from long-term debt	300.0	1,644.2
Principal payments of long term debt	(325.0)	(150.0)
Debt issuance costs	(0.1)	(0.3)
Dividends paid	(30.6)	(28.3)
Purchase of unrestricted stock from employees	(15.7)	(7.9)
Proceeds from exercise of stock-based compensation	0.8	—
Purchase of common stock under announced program	(43.6)	—
Net Cash Flows provided by (used in) Financing Activities	(114.2)	1,457.7
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash equivalents	(1.3)	2.8
Increase in Cash and Cash Equivalents	22.8	56.0
Cash and Cash Equivalents:
Beginning of Period	143.5	97.3
End of Period	$166.3	$153.3
Supplemental disclosure of cash transactions:
Cash paid for income taxes	$6.8	$—
Interest paid	13.8	—
Supplemental disclosure of noncash investing activities:
Accounts receivable acquired	—	117.8
Financial investments acquired	—	66.0
Property and equipment acquired	—	21.8
Goodwill acquired	—	2,649.3
Intangible assets acquired	—	2,000.0
Other assets acquired	—	32.8
Accounts payable and accrued expenses assumed	—	(60.1)
Section 31 fees payable acquired	—	(143.6)
Deferred tax liability acquired	—	(718.5)
Other liabilities assumed	—	(135.4)
Issuance of common stock related to acquisition	—	(2,424.7)

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

The Company is headquartered in Chicago with offices in Kansas City, New York, London, San Francisco, Singapore, Hong Kong, and Ecuador.

Basis of Presentation

These interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10‑Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, valuation of redeemable noncontrolling interest and reported amounts of revenues and expenses. On an ongoing basis, management evaluates its estimates based upon historical experience, observance of trends, information available from outside sources and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

For those consolidated subsidiaries in which the Company’s ownership is less than 100% and for which the Company has control over the assets and liabilities and the management of the entity, the outside stockholders’ interest are shown as noncontrolling interest.

Segment information

The Company reports five business segments: Options, U.S. Equities, Futures, European Equities, and Global FX, which is reflective of how the Company’s chief operating decision-maker reviews and operates the business (Note 15).

Recent Accounting Pronouncements - Adopted

In the first quarter of 2018, the Company adopted ASU 2017‑09, Compensation - Stock Compensation (Topic 718). The ASU provides additional guidance around which changes to a share-based payment award require an entity to

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

apply modification accounting. The Company’s application of the pronouncement, on a prospective basis, did not result in a material impact to the consolidated financial statements.

In the first quarter of 2018, the Company adopted ASU 2017‑07, Compensation - Retirement Benefits (Topic 715). This ASU requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The Company applied the full retrospective application of the pronouncement, which did not result in a material impact to the consolidated financial statements.

In the first quarter of 2018, the Company adopted ASU 2016‑15, Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). ASU No. 2016‑15 addresses eight specific cash flow issues in an effort to reduce diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The Company’s application of the pronouncement did not result in a material impact to the consolidated financial statements.

In the first quarter of 2018, the Company adopted ASU 2017‑01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. ASU No. 2017‑01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. There are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities (collectively, a “set”) that is a business usually has outputs, outputs are not required to be present. Additionally, all of the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. ASU No. 2017‑01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If, however, the screen is not met, then the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. Finally, the amendments in this ASU narrow the definition of the term “output” so that it is consistent with the manner in which outputs are described in Topic 606 - Revenue from Contracts with Customers. The Company will apply the pronouncement, on a prospective basis, for any business combination.

In the first quarter of 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The changes primarily relate to equity investments, financial liabilities measured using the fair value option, and updated disclosure requirements. The Company applied the full retrospective application of the pronouncement, which did not result in a material impact to the consolidated financial statements.

In the first quarter of 2018, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update addresses the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Jobs Act”). The guidance eliminates the stranded tax effects resulting from the Jobs Act as well as improves the usefulness of information reported to financial statement users by requiring certain disclosures about stranded tax effects. As the amendment only relates to reclassification of the income tax effects of the Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

income from continuing operations is not affected. The Company’s application of the pronouncement did not result in a material impact to the condensed consolidated financial statements.

Recent Accounting Pronouncements - Issued, not yet Adopted

In January 2017, the FASB issued ASU 2017‑04, Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU No. 2017‑04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU No. 2017‑04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. For public entities, the update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of evaluating this guidance and assessing the impact the ASU could have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016‑02, Leases. This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating this guidance and assessing the impact the ASU could have on the consolidated financial statements.

2.   REVENUE RECOGNITION

As of January 1, 2017, the Company adopted ASU 2014‑09 Revenue from Contracts with Customers - Topic 606 and all subsequent ASUs that modified ASC 606.

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

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment (in millions):

						Corporate
				European		items and
	Options	U.S. Equities	Futures	Equities	Global FX	eliminations	Total
Three Months Ended March 31, 2018
Transaction fees	$235.8	$233.8	$38.8	$25.7	$13.0	$—	$547.1
Access fees	13.5	11.7	0.3	2.2	0.9	—	28.6
Exchange services and other fees	10.1	6.4	3.4	1.5	0.6	—	22.0
Market data fees	10.8	38.5	1.4	3.4	0.1	—	54.2
Regulatory fees	17.8	98.5	—	—	—	—	116.3
Other revenue	6.1	1.6	—	1.6	—	0.2	9.5
	$294.1	$390.5	$43.9	$34.4	$14.6	$0.2	$777.7
Timing of revenue recognition
Services transferred at a point in time	$259.7	$333.9	$38.8	$27.3	$13.0	$0.2	$672.9
Services transferred over time	34.4	56.6	5.1	7.1	1.6	—	104.8
	$294.1	$390.5	$43.9	$34.4	$14.6	$0.2	$777.7

Three Months Ended March 31, 2017
Transaction fees	$140.2	$76.7	$28.7	$7.2	$3.6	$—	$256.4
Access fees	12.3	4.2	0.5	0.6	0.2	—	17.8
Exchange services and other fees	12.9	2.0	—	0.4	0.1	—	15.4
Market data fees	10.4	11.1	—	0.9	0.1	—	22.5
Regulatory fees	12.7	25.6	—	—	—	—	38.3
Other revenue	4.2	0.6	0.7	0.2	—	0.1	5.8
	$192.7	$120.2	$29.9	$9.3	$4.0	$0.1	$356.2

Contract liabilities for the three months ended March 31, 2018 primarily represent prepayments of transaction fees and certain access and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at January 1, 2018	Cash Additions	Revenue Recognition	Balance at March 31, 2018
Liquidity provider sliding scale (1)	$4.8	$4.8	$(2.4)	$7.2
Other, net	10.6	4.8	(3.0)	12.4
Total deferred revenue	$15.4	$9.6	$(5.4)	$19.6

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

The Company expensed $8.8 million of acquisition-related costs during the three months ended March 31, 2018 that included $5.4 million of compensation-related costs and $2.7 million of stock-based compensation. These expenses are included in acquisition-related costs in the condensed consolidated statements of income.

The Company expensed $65.2 million of acquisition-related costs during the three months ended March 31, 2017 that included $30.2 million of compensation-related costs, $19.3 million of professional fees, $14.8 million of an impairment of capitalized data processing software, and $0.9 million of facilities expenses. These expenses are included in acquisition-related costs in the condensed consolidated statements of income.

The amounts of revenue, operating income and net income of Bats are included in the Company’s condensed consolidated statements of income from the acquisition date to the three months ended March 31, 2018 and 2017 and are as follows (in millions):

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Revenue	$526.5	$159.8
Revenue less cost of revenues	131.2	39.2
Operating income (loss)	54.0	(2.0)
Net income (loss)	51.2	(0.7)

The financial information in the table below summarizes the combined results of operations of the Company and Bats, on a pro forma basis, as though the companies had been combined as of January 1, 2017. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such pro forma financial information is based on the historical financial statements of the Company and Bats. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and Bats for the three months ended March 31, 2017 in the following table (in millions, except per share amounts):

Three Months Ended March 31,
2017
Revenue	$629.1
Revenue less cost of revenues	265.2
Operating income	106.9
Net income	73.0
Earnings per share:
Basic	$0.65
Diluted	0.65

The supplemental 2017 pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect the additional amortization that would have been charged assuming the adjusted fair values of acquired intangible assets had been applied on January 1, 2017. The supplemental 2017 pro forma

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

financial information includes pro forma adjustments of $107.8 million for acquisition-related costs, such as fees to investment bankers, attorneys, accountants and other professional advisors, as well as severance to employees.

4.   SEVERANCE

Subsequent to the Bats acquisition, the Company determined that certain employees’ positions were redundant. As such, the Company communicated employee termination benefits to these employees.

The following is a summary of the employee termination benefits recognized within acquisition costs in the Corporate Items and Eliminations unit in the condensed consolidated statements of income (in millions):

Employee Termination Benefits
Balance at December 31, 2017	$4.8
Termination benefits accrued	4.6
Termination payments made	(7.2)
Balance at March 31, 2018	$2.2

5.   INVESTMENTS

As of March 31, 2018 and December 31, 2017, the Company’s investments were comprised of the following (in millions):

	March 31,	December 31,
	2018	2017
Equity Method:
Investment in Signal Trading Systems, LLC	$13.3	$12.5
Investment in EuroCCP	10.0	9.6
Total equity method investments	23.3	22.1

Other Equity Investments:
Investment in OCC	30.3	30.3
Investment in Eris Exchange Holdings, LLC	20.0	20.0
Investment in American Financial Exchange, LLC	5.9	5.9
Other	5.5	4.4
Total other equity investments	61.7	60.6

Total investments	$85.0	$82.7

Equity Method

Equity method investments include investments in Signal Trading Systems, LLC ("Signal"), a joint venture with FlexTrade System, Inc. to develop and market a multi-asset front-end order entry system, and EuroCCP, a Dutch domiciled clearing house. EuroCCP is one of three interoperable central counterparties, or CCPs, used to clear trades conducted on Cboe Europe Equities’ markets. Cboe Europe Equities owns 20% of EuroCCP and can exercise significant influence over the entity as an equal shareholder with four other investors.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Other Equity Investments

The carrying amount of other equity investments totaled $61.7 million as of March 31, 2018 and $60.6 million as of December 31, 2017, and is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the measurement alternative primarily as a result of the Company’s inability to exercise significant influence as the Company is a smaller shareholder of these investments and the lack of readily determinable fair values. As of March 31, 2018, other equity investments primarily reflect a 20% investment in OCC and minority investments in American Financial Exchange, CurveGlobal and Eris Exchange Holdings, LLC.

In December 2014, OCC announced a newly-formed capital plan. The OCC capital plan was designed to strengthen OCC’s capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities ("SIFMUs") as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC’s advance notice filing regarding the capital plan, and OCC and OCC’s existing exchange stockholders, which include Cboe Options, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC’s existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC’s shareholders’ equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds are breached. OCC also adopted policies under the plan with respect to fees, customer refunds, and stockholder dividends, which envision an annual dividend payment to the exchange stockholders equal to the portion of OCC’s after-tax income that exceeds OCC’s capital requirements after payment of refunds to OCC’s clearing members (with such customer refunds generally to constitute 50% of the portion of OCC’s pre-tax income that exceeds OCC’s capital requirements). On March 3, 2015, in accordance with the plan, Cboe Options contributed $30 million to OCC. That contribution has been recorded under investments in the condensed consolidated balance sheets as of March 31, 2018.

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

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6.   FINANCIAL INVESTMENTS

The Company’s financial investments with original or acquired maturities longer than three months, but that mature in less than one year from the condensed consolidated balance sheet date and any money market funds that are considered cash and cash equivalents are classified as current assets and are summarized as follows (in millions):

	March 31, 2018
	Cost basis	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$64.0	$—	$—	$64.0
Money market funds	2.5	—	—	2.5
Total financial investments	$66.5	$—	$—	$66.5

	December 31, 2017
	Cost basis	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$47.3	$—	$—	$47.3
Money market funds	2.5	—	—	2.5
Total financial investments	$49.8	$—	$—	$49.8

7.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2018 and December 31, 2017 (in millions):

	March 31,	December 31,
	2018	2017
Construction in progress	$6.1	$5.9
Building	78.0	77.4
Furniture and Equipment	145.7	139.7
Total property and equipment	229.8	223.0
Less accumulated depreciation	(155.6)	(149.1)
Property and equipment, net	$74.2	$73.9

Depreciation expense using the straight-line method was $6.9 million and $6.4 million for the three months ended March 31, 2018 and 2017, respectively.

8.   OTHER ASSETS, NET

Other assets, net consisted of the following as of March 31, 2018 and December 31, 2017 (in millions):

	March 31,	December 31,
	2018	2017
Software development work in progress	$8.9	$10.2
Data processing software	222.2	220.0
Less accumulated depreciation and amortization	(195.2)	(189.6)
Data processing software, net	35.9	40.6
Other assets (1)	21.0	18.9
Other assets, net	$56.9	$59.5

(1)	At December 31, 2017 and March 31, 2018, the majority of the balance included long-term prepaid assets and notes receivable.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Amortization expense related to data processing software was $5.2 million and $4.1 million for the three months ended March 31, 2018 and 2017, respectively.

9.   GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents the details of goodwill by segment (in millions):

		U.S.	European		Corporate
	Options	Equities	Equities	Global FX	and Other	Total
Balance as of December 31, 2017	$239.4	$1,740.4	$441.6	$267.2	$18.8	$2,707.4
Additions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Changes in foreign currency exchange rates	—	—	10.8	—	—	10.8
Balance as of March 31, 2018	$239.4	$1,740.4	$452.4	$267.2	$18.8	$2,718.2

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

The following table presents the details of the intangible assets (in millions):

		U.S.	European		Corporate
	Options	Equities	Equities	Global FX	and Other	Total
Balance as of December 31, 2017	$198.7	$1,071.8	$427.0	$199.6	$5.5	$1,902.6
Additions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Amortization	(4.4)	(21.5)	(7.5)	(8.4)	(0.3)	(42.1)
Changes in foreign currency exchange rates	—	—	16.2	—	—	16.2
Balance as of March 31, 2018	$194.3	$1,050.3	$435.7	$191.2	$5.2	$1,876.7

For the three months ended March 31, 2018 and 2017, amortization expense was $42.1 million and $14.4 million, respectively. The estimated future amortization expense is $117.1 million for the remainder of 2018, $137.5 million for 2019, $121.0 million for 2020, $105.7 million for 2021, $93.5 million for 2022 and $82.6 million for 2023.

The following tables present the categories of intangible assets as of March 31, 2018 and December 31, 2017 (in millions):

						Weighted
	March 31, 2018					Average
		U.S.	European		Corporate	Amortization
	Options	Equities	Equities	Global FX	and Other	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$193.6	$—	$—	Indefinite
Customer relationships	38.8	222.9	180.3	140.0	3.0	19
Market data customer relationships	53.6	322.0	67.6	64.4	—	14
Technology	24.6	22.5	25.4	22.5	4.0	6
Trademarks and tradenames	1.7	6.0	2.0	1.2	1.0	2
Other	0.2	—	—	—	—	2
Accumulated amortization	(20.1)	(95.8)	(33.2)	(36.9)	(2.8)
	$194.3	$1,050.3	$435.7	$191.2	$5.2

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

						Weighted
	December 31, 2017					Average
		U.S.	European		Corporate	Amortization
	Options	Equities	Equities	Global FX	and Other	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$186.5	$—	$—	Indefinite
Customer relationships	38.8	222.9	173.7	140.0	3.0	19
Market data customer relationships	53.6	322.0	65.1	64.4	—	14
Technology	24.6	22.5	24.4	22.5	4.0	6
Trademarks and tradenames	1.7	6.0	2.0	1.2	1.0	2
Other	0.2	—	—	—	—	2
Accumulated amortization	(15.7)	(74.3)	(24.7)	(28.5)	(2.5)
	$198.7	$1,071.8	$427.0	$199.6	$5.5

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
Compensation and benefit-related liabilities	$17.8	$18.0
Termination benefits	2.2	4.8
Royalties	24.7	20.3
Accrued liabilities	39.8	59.1
Marketing fee payable	10.8	8.4
Accounts payable	48.7	43.2
Total accounts payable and accrued liabilities	$144.0	$153.8

11.  DEBT

The Company’s long-term debt consisted of the following as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
Term Loan Agreement	$270.1	$—
Prior Term Loan Agreement	—	294.9
3.650% Senior Notes	644.0	643.8
1.950% Senior Notes	299.3	299.2
Revolving Credit Agreement	—	—
Total long-term debt	$1,213.4	$1,237.9

In connection with the Merger, on December 15, 2016, the Company entered into the Prior Term Loan Agreement (as defined below) providing for a $1.0 billion senior unsecured delayed draw term loan facility and on January 12, 2017, the Company issued $650 million aggregate principal amount of 3.650% Senior Notes due 2027 ("3.650% Senior Notes"). The proceeds from this delayed draw term loan facility and issuance of our senior notes, in addition to using cash on hand at Cboe and Bats, were used to finance a portion of the cash component of the Merger consideration, to refinance existing indebtedness of Bats and its subsidiaries and to pay related fees and expenses. In addition, on December 15, 2016, the Company entered into a $150 million revolving credit facility to be used for working capital and other general corporate purposes.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

On June 29, 2017, Cboe refinanced approximately $300 million of the amounts outstanding under the Prior Term Loan Agreement through the issuance of $300 million in aggregate principal amount of 1.950% Senior Notes due 2019 ("1.950% Senior Notes" and, together with the 3.650% Senior Notes, the "Notes").

On March 22, 2018, the Company repaid $300 million of outstanding indebtedness under the Prior Term Loan Agreement by using the proceeds from a new Term Loan Agreement (as defined below) providing for a $300 million senior unsecured term loan facility.

Term Loan Agreement

On March 22, 2018, the Company, as borrower, entered into a new Term Loan Credit Agreement (the “Term Loan Agreement”) with Bank of America, N.A. (“Bank of America”), as administrative agent and initial lender, and the several banks and other financial institutions from time to time party thereto as lenders.  Bank of America also acted as sole lead arranger and sole bookrunner with respect to the Term Loan Agreement. The Term Loan Agreement provides for a senior unsecured term loan facility in an aggregate principal amount of $300 million.  The proceeds of the loan under the Term Loan Agreement were used to repay the $300 million of outstanding indebtedness under the Prior Term Loan Agreement.

Loans under the Term Loan Agreement bear interest, at our option, at either (i) the London Interbank Offered Rate (“LIBOR”) periodically fixed for an interest period (as selected by us) of one, two, three or six months plus a margin (based on our public debt ratings) ranging from 1.00 percent per annum to 1.50 percent per annum or (ii) a daily floating rate based on the agent’s prime rate (subject to certain minimums based upon the federal funds effective rate or LIBOR) plus a margin (based on our public debt ratings) ranging from zero percent per annum to 0.50 percent per annum. The Company was required to pay an up-front fee of 0.05 percent to the agent for the entry into the Term Loan Agreement.

The Term Loan Agreement, which matures on December 15, 2021, contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders thereunder. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by our subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At March 31, 2018, the Company was in compliance with these covenants.

Prior Term Loan Agreement

On December 15, 2016, the Company, as borrower, entered into a Term Loan Credit Agreement (the “ Prior Term Loan Agreement”) with Bank of America, N.A., as administrative agent, certain lenders named therein (the “Prior Term Lenders”), Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner, Morgan Stanley MUFG Loan Partners, LLC, as syndication agent, and Citibank, N.A., PNC Bank, National Association and JPMorgan Chase Bank, N.A., as co-documentation agents. The Term Loan Agreement provided for a senior unsecured delayed draw term loan facility (the “Prior Term Loan Facility”) in an aggregate principal amount of $1.0 billion.

The commercial terms of the Prior Term Loan Agreement are substantially similar to the Term Loan Agreement, other than interest rates and the maturity date.

Loans under the Prior Term Loan Agreement, which was to mature on February 28, 2022, bore interest, at our option, at either (i) the LIBOR periodically fixed for an interest period (as selected by us) of one, two, three or six months plus a margin (based on our public debt ratings) ranging from 1.00 percent per annum to 1.75 percent per annum or (ii) a daily floating rate based on the agent’s prime rate (subject to certain minimums based upon the federal

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

funds effective rate or LIBOR) plus a margin (based on our public debt ratings) ranging from zero percent per annum to 0.75 percent per annum. The Company was required to pay a ticking fee to the agent for the account of the Prior Term Lenders which initially accrued at a rate (based on our public debt ratings) ranging from 0.10 percent per annum to 0.30 percent per annum multiplied by the undrawn aggregate commitments of the Prior Term Lenders in respect of the Prior Term Loan Facility, accruing during the period commencing on December 15, 2016 and ending on the earlier of the date on which the loans are drawn.

On February 28, 2017, Cboe made a draw under the Prior Term Loan Agreement in the amount of $1.0 billion. Cboe used the proceeds to finance a portion of the cash component of the aggregate consideration for the Merger, repaid certain existing indebtedness of Bats, paid fees and expenses incurred in connection with the transactions contemplated by the Merger Agreement, funded working capital needs, and for other general corporate purposes. Loans under the Prior Term Loan Agreement mature five years following the closing date of the Merger.

1.950% Senior Notes due 2019

On June 29, 2017, the Company issued $300 million aggregate principal amount of 1.950% Senior Notes. The form and terms of the 1.950% Senior Notes were established pursuant to an Officer’s Certificate, dated as of June 29, 2017, supplementing the Indenture (as defined below). Underwriter fees of $0.8 million were also capitalized and netted against long-term debt in the consolidated balance sheet, while other issuance fees of $0.9 million were expensed and are included in debt issuance costs on the consolidated statement of income for the three months ended March 31, 2018.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Notes contains customary restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At March 31, 2018, the Company was in compliance with these covenants.

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

The Revolving Credit Agreement provides for a senior unsecured $150 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $100 million, for a total of $250 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that it guarantees all borrowings and other obligations of any such subsidiaries. As of March 31, 2018, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes. As of March 31, 2018, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at March 31, 2018, $150 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on December 15, 2021, unless the commitments are terminated earlier, either at our request or, if an event of default occurs, by the Revolving Lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Revolving Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by our subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At March 31, 2018, the Company was in compliance with these covenants.

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the Notes as of March 31, 2018 is as follows (in millions):

2018	$—
2019	300.0
2020	—
2021	275.0
2022	—
Thereafter	650.0
Principal amounts repayable	1,225.0
Debt issuance cost	(6.3)
Unamortized discounts on notes	(5.3)
Total debt outstanding	$1,213.4

Interest expense recognized on the Term Loan Agreement and the Notes is included in interest expense, net in the condensed consolidated statements of income, for the three months ended March 31, 2018 and 2017 is as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Components of interest expense:
Contractual interest	$9.4	$7.6
Amortization of debt discount	0.2	—
Amortization of debt issuance cost	0.4	0.9
Interest expense	10.0	8.5
Interest income	(0.4)	(0.6)
Interest expense, net	$9.6	$7.9

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME, NET

The following represents the changes in accumulated other comprehensive income by component (in millions):

	Foreign Currency	Unrealized		Accumulated Other
	Translation	Investment	Post-Retirement	Comprehensive
	Adjustment	Gain/Loss	Benefits	Income
Balance at December 31, 2017	$51.3	$0.2	$(0.8)	$50.7
Other comprehensive income (loss)	24.9	(0.1)	—	24.8
Tax effect on other comprehensive income (loss)	—	—	—	—
Balance at March 31, 2018	$76.2	$0.1	$(0.8)	$75.5

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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of March 31, 2018 and December 31, 2017.

Instruments Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$64.0	$64.0	$—	$—
Money market funds	2.5	2.5	—	—
Total assets	$66.5	$66.5	$—	$—
Liabilities:
Contingent consideration liabilities	$57.9	$—	$—	$57.9
Total Liabilities	$57.9	$—	$—	$57.9

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$47.3	$47.3	$—	$—
Money market funds	2.5	2.5	—	—
Total assets	$49.8	$49.8	$—	$—
Liabilities:
Contingent consideration liabilities	$56.6	$—	$—	$56.6
Total Liabilities	$56.6	$—	$—	$56.6

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Financial investments

Financial investments consist of highly liquid U.S. Treasury securities. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter‑dealer brokers and therefore categorized as Level 1.

Contingent consideration liabilities

In connection with the acquisition of Bats and the acquisition of the assets of Silexx Financial Systems, LLC (“Silexx”), the Company acquired a contingent consideration arrangements with the former owners of Cboe FX and Silexx, respectively. The total fair value of the liabilities at March 31, 2018 was $57.9 million. The fair values are based on estimates of discounted future cash payments, a significant unobservable input, and are considered a Level 3 measurement.

Fair Value of Financial Instruments

The following table presents the Company’s fair value hierarchy for those financial instruments held by the Company as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$166.3	$166.3	$—	$—
Financial investments	64.0	64.0	—	—
Accounts receivable	268.4	268.4	—	—
Total assets	$498.7	$498.7	$—	$—
Liabilities:
Accounts payable	$48.7	$—	$48.7	$—
Section 31 fees payable	109.9	—	109.9	—
Contingent consideration liabilities	57.9	—	—	57.9
Long-term debt	1,213.4	—	1,213.4	—
Total liabilities	$1,429.9	$—	$1,372.0	$57.9

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$143.5	$143.5	$—	$—
Financial investments	47.3	47.3	—	—
Accounts receivable	217.3	217.3	—	—
Income tax receivable	17.2	17.2	—	—
Total assets	$425.3	$425.3	$—	$—
Liabilities:
Accounts payable	$43.2	$—	$43.2	$—
Section 31 fees payable	105.6	—	105.6	—
Contingent consideration liabilities	56.6	—	—	56.6
Long-term debt	1,237.9	—	1,237.9	—
Total liabilities	$1,443.3	$—	$1,386.7	$56.6

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The carrying amounts of cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and Section 31 fees payable approximate fair value due to their liquid or short-term nature.

Long-term debt

The carrying amount of long-term debt approximates its fair value based on quoted LIBOR at March 31, 2018 and is considered a Level 2 measurement.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three months ended March 31, 2018.

	Level 3 Financial Liabilities for the Three Months Ended March 31, 2018
	Balance at	Realized (gains)
	Beginning of	losses during			Balance at
	Period	period	Additions	Settlements	End of Period
Liabilities
Contingent consideration liabilities	$56.6	$1.3	$—	$—	$57.9
Total Liabilities	$56.6	$1.3	$—	$—	$57.9

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

For the three months ended March 31, 2018, the following reflects changes in our redeemable noncontrolling interest (in millions):

Redeemable Noncontrolling Interest
Balance as of December 31, 2017	$9.4
Net loss attributable to redeemable noncontrolling interest	(0.3)
Redemption value adjustment of redeemable noncontrolling interest	0.3
Balance as of March 31, 2018	$9.4

15.  SEGMENT REPORTING

The Company reports five business segments: Options, U.S. Equities, Futures, European Equities, and Global FX, which is reflective of how the Company’s chief operating decision-maker reviews and operates the business (Note 1). Segment performance is primarily based on operating income (loss). The Company has aggregated all of its corporate costs, acquisition-related costs, as well as other business ventures, within the Corporate Items and Eliminations unit based on the decision that those activities should not be used to evaluate the segment’s operating performance; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Options segment includes the options exchange business, which lists for trading options on market indexes (index options), mostly on an exclusive basis, as well as on non-exclusive "multiply-listed" options, such as options on the stocks of individual corporations (equity options) and options on other exchange-traded products (ETP options), such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options) that occur on Cboe Options, C2, BZX and EDGX. It also includes the listed equity and ETP options routed transaction services that occur on Cboe Trading.

The U.S. Equities segment includes listed cash equities and ETP transaction services that occur on BZX, BYX, EDGX and EDGA. It also includes market data revenue generated from the U.S. tape plans as well as revenues generated from the sale of proprietary market data ETP listing, listed cash equities and ETPs routed transaction services, connectivity fees, and advertising activity from ETF.com.

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

Summarized financial data of reportable segments was as follows (in millions):

						Corporate
				European		items and
	Options	U.S. Equities	Futures	Equities	Global FX	eliminations	Total
Three months ended March 31, 2018
Revenues	$294.1	$390.5	$43.9	$34.4	$14.6	$0.2	$777.7
Operating income (loss)	113.6	33.8	26.2	6.2	(3.0)	(9.1)	167.7
Three months ended March 31, 2017
Revenues	$192.7	$120.2	$29.9	$9.3	$4.0	$0.1	$356.2
Operating income (loss)	65.0	12.2	25.9	1.6	(1.2)	(77.4)	26.1

16.  EMPLOYEE BENEFITS

Employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under Internal Revenue Code. The Company contributed $1.9 million and $2.6 million to the defined contribution plans for the three months ended March 31, 2018 and 2017, respectively

The Company also assumed the Cboe Europe Equities employee‑selected stakeholder contribution plan upon completion of the Merger. The Company’s contribution amounted to $0.2 million for the three months ended March 31, 2018. This expense is included in compensation and benefits in the condensed consolidated statements of income.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

17.  REGULATORY CAPITAL

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

As of March 31, 2018, Cboe Trading is required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. At March 31, 2018, Cboe Trading had net capital of $5.2 million, which was $4.8 million in excess of its required net capital of $0.4 million.

As entities regulated by the FCA, Cboe Europe Equities is subject to the Financial Resource Requirement ("FRR") and Cboe Chi-X Europe is subject to the Capital Resources Requirement ("CRR"). As a RIE, Cboe Europe Equities computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. This FRR was $20.8 million at March 31, 2018. At March 31, 2018, Cboe Europe Equities had capital in excess of its required FRR of $19.6 million.

As a Banks, Investment firms, PRUdential (BIPRU) 50k firm, as defined by the Markets in Financial Instruments Directive of the FCA, Cboe Chi‑X Europe computes its CRR as the greater of the base requirement of $0.1 million at March 31, 2018, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. At March 31, 2018, Cboe Chi‑X Europe had capital in excess of its required CRR of $0.5 million.

As a swap execution facility regulated by the CFTC, Cboe SEF is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of March 31, 2018, Cboe SEF had annual operating expenses of $0.2 million and had financial resources that exceeded this amount. Additionally, as of March 31, 2018, Cboe SEF had projected operating expenses for six months of $0.8 million and had unencumbered, liquid financial assets that exceeded this amount.

As a designated contract market regulated by the CFTC, CFE is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of March 31, 2018, CFE had annual projected operating expenses of $36.1 million and had financial resources that exceeded this amount. Additionally, as of March 31, 2018, CFE had projected operating expenses for six months of $18.0 million and had unencumbered, liquid financial assets that exceeded this amount.

18.  STOCK-BASED COMPENSATION

Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of actual forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.

On February 19, 2018, the Company granted 147,017 restricted stock units ("RSUs"), each of which entitles the holder to one share of common stock upon vesting, to certain officers and employees at a fair value of $111.45 per share. The RSUs vest ratably over three years, with one-third vesting on each anniversary of the grant date, and vesting accelerates upon the occurrence of a change in control. Unvested RSUs will be forfeited if the officer or employee leaves the Company prior to the applicable vesting date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In addition, on February 19, 2018, the Company granted 41,868 RSUs, contingent on the achievement of performance conditions including 20,934 RSUs, at a fair value of $115.90 per RSU, related to earnings per share during the performance period and 20,934 RSUs, at a fair value of $122.00 per RSU, related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return RSUs which incorporated the following assumptions: risk-free interest rate (2.36)%, three-year volatility (19.2)% and three year correlation with S&P 500 Index (0.30). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of our common stock. The vesting period for the RSUs contingent on the achievement of performance is three years. For each of the performance awards, the RSUs will be settled in shares of our common stock following vesting of the RSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change in control of the Company or in the event of a participant’s earlier death or disability. Participants have no voting rights with respect to the RSUs until the issuance of the shares of stock. Dividends are accrued by the Company and will be paid once the RSUs contingent on the achievement of performance conditions vest.

The Company recognized stock-based compensation expense of $11.0 million and $20.9 million for the three months ended March 31, 2018 and 2017. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income.

The activity in the Company’s stock options, restricted stock and restricted stock units for the three months ended March 31, 2018 was as follows:

Stock Options

Summary stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(in millions)
Outstanding, December 31, 2017	442,042	$25.36	1.0	$17.5
Granted	—	—	—	—
Exercised	(29,882)	18.59
Outstanding and expected to vest at March 31, 2018	412,160	$25.85	5.2	$36.4
Exercisable at March 31, 2018	371,625	$25.60	5.0	$32.9

Summary of the status of nonvested options is presented below:

		Weighted
		Average Grant-
Nonvested options	Options	Date Fair Value
January 1, 2018 — Nonvested	81,068	$49.17
Granted	—	—
Vested	(40,533)	49.17
Forfeited	—	—
March 31, 2018 — Nonvested	40,535	$49.17

In the three months ended March 31, 2018, to satisfy employee’s tax obligations and cash exercise payment due upon the election to exercise 29,882 stock options, the Company purchased 6,806 shares at a cost of $0.8 million.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2018, there were $1.3 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 0.75 years as the stock options vest.

Restricted Stock and Restricted Stock Units

Summary restricted stock activity is presented below:

		Weighted
	Number of	average grant
	shares	date fair value
Nonvested stock at December 31, 2017	1,068,392	$77.19
Granted	188,885	113.11
Vested	(340,903)	73.01
Forfeited	—	—
Nonvested stock at March 31, 2018	916,374	$86.15

In the three months ended March 31, 2018, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 139,794 shares totaling $16.5 million as the result of the vesting of 340,903 shares of restricted stock.

As of March 31, 2018, there were $57.1 million in total unrecognized compensation costs related to restricted stock and restricted stock units. These costs are expected to be recognized over a weighted average period of 2.0 years.

19.  INCOME TAXES

The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis.

The effective tax rate from continuing operations was 25.9% and 16.9% for the three months ended March 31, 2018 and 2017, respectively. The significantly lower effective tax rate for the three months ended March 31, 2017, was primarily attributable to a discrete benefit associated with the re-measurement of tax reserves.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Jobs Act”). The Jobs Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. The change in the effective tax rate was due to the tax benefit associated with re-measuring net deferred tax liabilities as a result of the Jobs Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Jobs Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data and interpret the Jobs Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts.

We recorded a $191.3 million net tax benefit in 2017 associated with the impact of the Jobs Act primarily due to the tax benefit associated with re-measuring net deferred tax liabilities. Although the $191.3 million net benefit represented what Cboe continues to believe is a reasonable estimate of the impact of the income tax effects of the Jobs Act on Cboe’s condensed consolidated financial statements as of March 31, 2018, it should be considered provisional. Once Cboe finalizes certain tax positions and files its 2017 U.S. tax return it will be able to conclude whether any further adjustments are required to its net deferred tax liability as well as to the liability associated with the one-time mandatory

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

deemed repatriation tax. Any adjustments to these provisional amounts will be reported as a component of Tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

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

Additionally, the change in the redemption value for the noncontrolling interest reduces net income allocated to common stockholders.

The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in millions, except per share amounts)	2018	2017
Basic EPS Numerator:
Net Income	$118.1	$15.2
Loss attributable to noncontrolling interest	0.3	0.3
Net Income excluding noncontrolling interest	118.4	15.5
Change in redemption value of noncontrolling interest	(0.3)	(0.3)
Earnings allocated to participating securities	(0.8)	(0.1)
Net Income allocated to common stockholders	$117.3	$15.1
Basic EPS Denominator:
Weighted average shares outstanding	112.4	91.9
Basic Net Income Per Common Share	$1.04	$0.16

Diluted EPS Numerator:
Net Income	$118.1	$15.2
Loss attributable to noncontrolling interest	0.3	0.3
Net Income excluding noncontrolling interest	118.4	15.5
Change in redemption value of noncontrolling interest	(0.3)	(0.3)
Earnings allocated to participating securities	(0.8)	(0.1)
Net Income allocated to common stockholders	$117.3	$15.1
Diluted EPS Denominator:
Weighted average shares outstanding	112.4	91.9
Dilutive common shares issued under stock program	0.3	0.1
Total dilutive weighted average shares	112.7	92.0
Diluted Net Income Per Common Share	$1.04	$0.16

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted net income per common share.

21.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

As of March 31, 2018, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

The Company reviews its legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. The Company’s assessment of whether a loss is reasonably possible or probable is based on its assessment of the ultimate outcome of the matter following all appeals.

As of March 31, 2018, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

Except as set forth herein, there have been no material changes during the period covered by this Form 10‑Q from the legal proceedings disclosures in our Annual Report on Form 10‑K for the year ended December 31, 2017.

City of Providence

On April 18, 2014, the City of Providence, Rhode Island filed a securities class action lawsuit in the Southern District of New York against Bats and Direct Edge Holdings LLC, as well as 14 other securities exchanges. The action purports to be brought on behalf of all public investors who purchased and/or sold shares of stock in the United States since April 18, 2009 on a registered public stock exchange (“Exchange Defendants”) or a U.S.-based alternate trading venue and were injured as a result of the alleged misconduct detailed in the complaint, which includes allegations that the Exchange Defendants committed fraud through a variety of business practices associated with, among other things, what is commonly referred to as high frequency trading. On May 2, 2014 and May 20, 2014, American European Insurance Company and Harel Insurance Co., Ltd. each filed substantially similar class action lawsuits against the Exchange Defendants which were ultimately consolidated with the City of Providence, Rhode Island securities class action lawsuit. On June 18, 2015, the Southern District of New York (the “Lower Court”) held oral argument on the pending Motion to Dismiss and thereafter, on August 26, 2015, the Lower Court issued an Opinion and Order granting Exchange Defendants’ Motion to Dismiss, dismissing the complaint in full. Plaintiff filed a Notice of Appeal of the dismissal on September 24, 2015 and its appeal brief on January 7, 2016. Respondent's brief was filed on April 7, 2016 and oral argument was held on August 24, 2016. Following oral argument, the Court of Appeals issued an order requesting that the SEC submit an amicus brief on whether the Lower Court had jurisdiction and whether the Exchange Defendants have immunity in the claims alleged.  The SEC filed its amicus brief with the Court of Appeals on November 28, 2016 and Plaintiff and the Exchange Defendants filed their respective supplemental response briefs on December 12, 2016. On December 19, 2017, the Court of Appeals reversed the Lower Court’s dismissal and remanded

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

the case back to the Lower Court. On March 13, 2018, the Court of Appeals denied the Exchange Defendants’ motion for re-hearing.  On April 16, 2018, the Lower Court entered a briefing schedule for the Exchange Defendants’ intention to file Motions to Dismiss, where the Exchange Defendants’ opening brief is due by May 18, 2018, Plaintiff’s response is due by June 15, 2018 and the Exchange Defendants’ reply is due by June 29, 2018. Given the preliminary nature of the proceedings, the Company is unable to estimate what, if any, liability may result from this litigation. However, the Company believes that the claims are without merit and intends to litigate the matter vigorously.

VIX Litigation

On March 20, 2018, a putative class action complaint captioned Tomasulo v. Cboe Exchange, Inc., et al., No. 18-cv-02025 was filed in federal district court for the Northern District of Illinois alleging that the Company intentionally designed its products, operated its platforms, and formulated the method for calculating VIX and the Special Opening Quotation, (i.e., the special VIX value designed by the Company and calculated on the settlement date of VIX derivatives prior to the opening of trading), in a manner that could be collusively manipulated by a group of entities named as John Doe defendants.  A number of similar putative class actions, some of which do not name the Company as a party, have been filed in federal court in Illinois and New York on behalf of investors in certain volatility-related products.  The cases assert causes of action for alleged violations of the Sherman Act, the Commodity Exchange Act and/or the Securities Exchange Act.  Plaintiffs seek damages in an unspecified amount, and relief including treble damages, punitive damages and/or restitution, injunctive and equitable relief, pre and post judgment interest, attorneys’ fees and expenses and such other relief as the court may deem just and proper.  Given the preliminary nature of the proceedings, the Company is still evaluating the facts underlying the complaints, however, the Company currently believes that the claims are without merit and intends to litigate the matter vigorously. The Company is unable to estimate what, if any, liability may result from this litigation.

Contractual Obligations

The Company currently leases office space, data centers and remote network operations centers, with lease terms remaining ranging from three months to one hundred months as of March 31, 2018. Total rent expense related to these lease obligations, reflected in technology support services and facilities costs line items on the condensed consolidated statements of income, for the three months ended March 31, 2018 and 2017 were $1.5 million and $1.7 million, respectively.

22.  SUBSEQUENT EVENTS

There have been no subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the three months ended March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10‑Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Regulatory Fees

Regulatory fees primarily represent fees collected by the Company to cover the Section 31 fees charged to the Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA) and are charged by the SEC. Consistent with industry practice, the fees charged to customers are based on the fee set by the SEC per notional value of the transaction executed on the Company’s markets and calculated and billed monthly. These fees are recognized in the U.S. Equities and Options segments and as the exchanges are responsible for the ultimate payment to the SEC, the exchanges are considered the principals in these transactions. Regulatory fees also include the options regulatory fee (ORF) charged to customers which supports the Company’s regulatory oversight function in the Options segment.

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

Royalty Fees

Royalty fees primarily consist of license fees paid by us for the use of underlying indexes in our proprietary products usually based on contracts traded. The Company has licenses with the owners of the S&P 500 Index, S&P 100 Index and certain other S&P indexes, the FTSE Russell, DJIA, MSCI indexes, and certain other index products. This category also includes fees related to the dissemination of market data related to S&P indexes.

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

Other Income (Expense)

Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other income (expense). These activities primarily include interest earned on the investing of excess cash, interest expense related to outstanding debt facilities, dividend income and equity earnings or losses from our investments in other business ventures.

Business Segments

The Company reports five business segments: Options, U.S. Equities, Futures, European Equities, and Global FX. Segment performance is primarily based on operating income (loss). The Company has aggregated all of its corporate costs and eliminations, as well as other business ventures, within Corporate Items and Eliminations; however, operating expenses that relate to activities of a specific segment have been allocated to that segment. Our management allocates resources, assesses performance and manages our business according to these segments:

Options. Our Options segment includes the options exchange business, which lists for trading options on market indexes (index options), mostly on an exclusive basis, as well as on non-exclusive "multiply-listed" options, such as options on the stocks of individual corporations (equity options) and options on other exchange-traded products (ETP options), such as exchange-traded funds (ETF options) and exchange-traded notes (ETN options) that occur on Cboe Options, C2, BZX and EDGX. It also includes the listed equity and ETP options routed transaction services that occur on Cboe Trading.

U.S. Equities. Our U.S. Equities segment includes listed cash equities and ETP transaction services that occur on BZX, BYX, EDGX and EDGA. It also includes market data revenue generated from the U.S. tape plans as well as revenues generated from the sale of proprietary market data ETP listing, listed cash equities and ETPs routed transaction services, connectivity fees, and advertising activity from ETF.com.

Futures. Our Futures segment includes the business of our futures exchange, CFE, which includes offering for trading futures on the VIX Index and bitcoin and other futures products.

European Equities. Our European Equities segment includes pan‑European listed cash equities transaction services, ETPs, exchange‑traded commodities, and international depository receipts that occur on the RIE, operated by Cboe Europe Equities. It also includes the listed cash equities and ETPs routed transaction services that occur on Cboe Chi-X Europe, as well as the listings business where ETPs can be listed on Cboe Europe Equities.

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

Financial Summary

The comparability of our results of operations between reported periods is impacted by the acquisition of Bats on February 28, 2017. Operating results and other financial metrics for U.S. Equities, European Equities and Global FX represent activity for the three months ended March 31, 2018 and one month ended March 31, 2017. The following summarizes changes in financial performance for the three months ended March 31, 2018 and 2017 and certain non-GAAP financial measures. These non-GAAP financials measures assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items management believes do not reflect our underlying operations. Please see the footnotes below for additional information and reconciliations from our condensed consolidated financial statements.

	Three Months Ended March 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$777.7	$356.2	$421.5	118.3%
Total cost of revenues	449.2	162.8	286.4	175.9%
Revenues less cost of revenues	328.5	193.4	135.1	69.9%
Total operating expenses	160.8	167.3	(6.5)	(3.9)%
Operating income	167.7	26.1	141.6	542.5%
Income before income tax provision	159.4	18.3	141.1	771.0%
Income tax provision	41.3	3.1	38.2	1,232.3%
Net income	$118.1	$15.2	$102.9	677.0%
Basic earnings per share	$1.04	$0.16	$0.88	550.0%
Diluted earnings per share	1.04	0.16	0.88	550.0%
Organic net revenue (1)	197.3	154.2	43.1	28.0%
EBITDA(2)	222.4	51.2	171.2	334.4%
EBITDA margin(3)	67.7%	26.5%	41.2%	*
Adjusted EBITDA(1)	$231.2	$125.7	$105.5	83.9%
Adjusted EBITDA margin(4)	70.4%	65.0%	5.4%	*
Adjusted earnings(5)	$155.2	$72.2	$83.0	115.0%
Adjusted earnings margin(6)	47.2%	37.3%	9.9%	*
Diluted weighted average shares outstanding	112.7	92.0	20.7	22.5%
Diluted Adjusted earnings per share(7)	$1.38	$0.78	$0.60	76.9%

Options:
Average daily volume (ADV) (in millions of contracts):
Total touched contracts	9.1	5.6	3.5	62.5%
Market ADV	22.4	16.6	5.8	34.9%
Index contract ADV	2.8	1.9	0.9	47.4%
Number of trading days	61	62	(1)	(1.6)%
U.S. Equities:
ADV:
Total touched shares (in billions)	1.6	1.4	0.2	14.3%
Market ADV (in billions)	7.6	6.9	0.7	10.1%
Trading days	61	23	38	165.2%
Market share	19.4%	19.2%	0.2%	*
U.S. Equities (net capture per one hundred touched shares)(8)	$0.023	$0.024	(0.0)	(4.2)%
U.S. ETPs: launches (number of launches)	21	15	6	40.0%
U.S. ETPs: listings (number of listings)	269	159	110	69.2%
Futures:
ADV (in millions)	0.4	0.3	0.1	33.3%
Trading days	61	62	(1)	(1.6)%
Revenue per contract	$1.727	$1.814	$(0.087)	(4.8)%
European Equities:
ADNV:
Matched and touched ADNV (in billions)	€10.8	10.2	0.6	5.9%
Market ADNV (in billions)	50.8	47.4	3.4	7.2%
Trading days	63	23	40	173.9%
Market share	21.2%	21.5%	(0.3)%	*
European Equities (net capture per matched notional value in basis points)(9)	0.190	0.161	0.029	18.0%
Average Euro/British pound exchange rate	£0.883	£0.866	£0.017	2.0%
Global FX:
ADNV (in billions)	$41.6	29.7	11.9	40.1%
Trading days	64	23	41	178.3%
Global FX (net capture per one million dollars traded)(10)	2.45	2.61	(0.16)	(6.1)%
Average British pound/U.S. dollar exchange rate	$1.391	$1.234	$0.157	12.7%

*Not meaningful

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

The following is a reconciliation of revenues less cost of revenues to organic net revenue (in millions):

	Three Months Ended March 31,
	2018	2017
Revenue less cost of revenue (net revenue)	$328.5	$193.4
Recent acquisitions:
Bats revenue less cost of revenue	(131.2)	(39.2)
Organic net revenue	$197.3	$154.2

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

The following tables are reconciliations of net income allocated to common stockholders to EBITDA and adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2018
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss)	$113.2	$33.1	$26.0	$3.6	$(3.0)	$(55.6)	$117.3
Interest	—	—	—	—	—	9.6	9.6
Income tax provision	0.8	0.5	—	2.7	—	37.3	41.3
Depreciation and amortization	11.4	23.6	1.3	8.2	9.4	0.3	54.2
EBITDA	125.4	57.2	27.3	14.5	6.4	(8.4)	222.4
Acquisition-related costs	7.5	—	—	0.4	—	0.9	8.8
Adjusted EBITDA	$132.9	$57.2	$27.3	$14.9	$6.4	$(7.5)	$231.2

	Three Months Ended March 31,
	2017
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss)	$62.8	$11.9	$25.9	$1.0	$(1.1)	$(85.4)	$15.1
Interest	—	—	—	—	—	7.9	7.9
Income tax provision	2.1	0.3	—	0.7	—	—	3.1
Depreciation and amortization	10.9	8.1	0.3	2.5	3.0	0.3	25.1
EBITDA	75.8	20.3	26.2	4.2	1.9	(77.2)	51.2
Acquisition-related costs	—	—	—	—	0.2	65.2	65.4
Accelerated stock-based compensation	—	—	—	—	—	9.1	9.1
Adjusted EBITDA	$75.8	$20.3	$26.2	$4.2	$2.1	$(2.9)	$125.7

(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(4)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
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

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income allocated to common stockholders	$117.3	$15.1
Amortization of purchased intangibles	42.1	14.4
Acquisition-related costs	8.8	65.4
Accelerated stock-based compensation	—	9.1
Interest and other borrowing costs	—	4.3
Change in redemption value of noncontrolling interest	0.3	0.3
Tax effect of amortization and other items	(13.0)	(36.0)
Net income allocated to participating securities	(0.3)	(0.4)
Adjusted earnings	$155.2	$72.2

(6)	Adjusted earnings margin represents Adjusted earnings divided by revenues less cost of revenues.
(7)	Diluted Adjusted earnings per share represents Adjusted earnings divided by diluted weighted average shares outstanding.
(8)

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

(10)

Net capture per one million dollars traded refers to transaction fees less liquidity payments, if any, divided by the product of one-thousandth of ADNV traded on the Cboe FX market and the number of trading days, divided by two, which represents the buyer and seller that are both charged on the transaction for the period.

Revenues

Total revenues increased in the three months ended March 31, 2018, primarily as a result of our acquisition of Bats.

The following summarizes changes in revenues for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three Months Ended
	March 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(in millions, except percentages)
Transaction fees	$547.1	$256.4	$290.7	113.4%
Access fees	28.6	17.8	10.8	60.7%
Exchange services and other fees	22.0	15.4	6.6	42.9%
Market data fees	54.2	22.5	31.7	140.9%
Regulatory fees	116.3	38.3	78.0	203.7%
Other revenue	9.5	5.8	3.7	63.8%
Total revenues	$777.7	$356.2	$421.5	118.3%

Transaction Fees

Transaction fees increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by the acquisition of Bats that contributed $349.3 million in the three months ended March 31, 2018 and $111.0 million in the one month included in the same period of 2017. The remaining increase was primarily driven by increased ADV in index options of 47.4% for the three months ended March 31, 2018. Also contributing to the increase was an increased futures ADV of 33.3% for the three months ended March 31, 2018.

Access fees

Access fees increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by the Bats acquisition that contributed $17.7 million in the three months ended March 31, 2018 and $5.9 million in the one month included in the same period of 2017. This increase was partially offset by decreases in monthly market-maker permits in 2018 compared to 2017.

Exchange services and other fees

Exchange services and other fees increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by the Bats acquisition that contributed $8.6 million in the three months ended March 31, 2018 and $2.5 million in the one month included in the same period of 2017.

Market Data Fees

Market data fees increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the Bats acquisition that contributed $44.7 million in the three months ended March 31, 2018 and $13.0 million in the one month included in the same period of 2017.

Regulatory Fees

Regulatory transaction fees increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the acquisition of Bats that contributed $102.9 million in the three months ended March 31, 2018 and $26.6 million in the one month included in the same period of 2017.

Other Revenue

Other revenue increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the Bats acquisition that contributed $3.3 million in the three months ended March 31, 2018 and $0.8 million in the one month included in the same period of 2017.

Cost of Revenues

Cost of revenues increased in the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the acquisition of Bats.

The following summarizes changes in cost of revenues for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three Months Ended
	March 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(in millions, except percentages)
Liquidity payments	$302.9	$105.3	$197.6	187.7%
Routing and clearing	10.3	6.3	4.0	63.5%
Section 31 fees	108.8	30.0	78.8	262.7%
Royalty fees	27.2	21.2	6.0	28.3%
Total	$449.2	$162.8	$286.4	175.9%

Liquidity Payments

Liquidity payments increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by the Bats acquisition that contributed $284.0 million in the three months ended March 31, 2018 and $91.0 million in the one month included in the same period of 2017.

Routing and Clearing

The increase in routing and clearing fees for the three months ended March 31, 2018 compared to the same period in 2017 was primarily driven by the Bats acquisition that contributed $9.0 million in the three months ended March 31, 2018 and $3.2 million in the one month included in the same period of 2017.

Section 31 Fees

Section 31 fees increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by the Bats acquisition that contributed $102.9 million in the three months ended March 31, 2018 and $26.3 million in the one month included in the same period of 2017.

Royalty Fees

Royalty fees increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to higher trading volume in licensed products.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased in the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the acquisition of Bats.

The following tables summarize the components of revenues less cost of revenues for the three months ended March 31, 2018, presented as a percentage of revenues less cost of revenues and compared to the three months ended March 31, 2017:

	Three Months Ended
	March 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(in millions, except percentages)
Transaction fees less liquidity payments and routing and clearing costs	$233.9	$144.8	$89.1	61.5%
Access fees	28.6	17.8	10.8	60.7%
Exchange services and other fees	22.0	15.4	6.6	42.9%
Market data fees	54.2	22.5	31.7	140.9%
Regulatory fees, less Section 31 fees	7.5	8.3	(0.8)	(9.6)%
Royalty fees	(27.2)	(21.2)	(6.0)	28.3%
Other	9.5	5.8	3.7	63.8%
Revenues less cost of revenues	$328.5	$193.4	$135.1	69.9%

Transaction Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction fees less liquidity payments and routing and clearing costs increased in the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by the acquisition of Bats that contributed $56.3 million in the three months ended March 31, 2018 and $39.2 million in the one month included in the same period of 2017. The remaining increase was primarily due to higher trading volumes in index options and futures in the three months ended March 31, 2018.

Access Fees

Access fees increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by the Bats acquisition that contributed $17.7 million in the three months ended March 31, 2018 and $5.9 million in the one month included in the same period of 2017.

Exchange services and other fees

Exchange services and other fees increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by the Bats acquisition that contributed $8.6 million in the three months ended March 31, 2018 and $2.5 million in the one month included in the same period of 2017.

Market Data Fees

Market data fees increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the Bats acquisition that contributed $44.7 million in the three months ended March 31, 2018 and $13.0 million in the one month included in the same period of 2017.

Regulatory Fees, less Section 31 Fees

Regulatory fees, less Section 31 Fees, decreased in the three months ended March 31, 2018 compared to the same period in 2017 primarily due to a decrease in options regulatory fees reflecting lower regulatory costs to oversee the options markets.

Royalty Fees

Royalty fees increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to higher trading volume in licensed products.

Other

Other revenue increased in the three months ended March 31, 2018 compared to the same period in 2017 primarily due the Bats acquisition that contributed $3.2 million in the three months ended March 31, 2018 and $0.8 million in the one month included in the same period of 2017.

Operating Expenses

Total operating expenses decreased 3.9% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the decrease in acquisition-related costs, partially offset by incremental operating expenses of Bats in 2018. Incremental operating expenses of Bats from the acquisition date to March 31, 2018 also contributed to the offset primarily in depreciation and amortization and compensation and benefits.

The following summarizes changes in operating expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three Months Ended
	March 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(in millions, except percentages)
Operating Expenses:
Compensation and benefits	$58.9	$47.8	$11.1	23.2%
Depreciation and amortization	54.2	25.1	29.1	115.9%
Technology support services	12.1	7.5	4.6	61.3%
Professional fees and outside services	18.0	14.4	3.6	25.0%
Travel and promotional expenses	3.7	3.3	0.4	12.1%
Facilities costs	2.4	2.1	0.3	14.3%
Acquisition-related costs	8.8	65.2	(56.4)	(86.5)%
Other expenses	2.7	1.9	0.8	42.1%
Total operating expenses	$160.8	$167.3	$(6.5)	(3.9)%

Compensation and Benefits

Compensation and benefits increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by the incremental costs for additional employees from the Bats acquisition of $13.9 million, offset by the acceleration of stock-based compensation due to a change in vesting terms of $2.5 million and $9.1 million in the first quarters of 2018 and 2017, respectively.

Depreciation and Amortization

Depreciation and amortization increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by amortization of purchased intangible assets acquired from the Bats acquisition of $45.5 million in the three months ended March 31, 2018 and $15.2 million in the one month included in the same period of 2017.

Technology Support Services

Technology support services costs increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by incremental expense from the acquisition of Bats that contributed $7.7 million in the three months ended March 31, 2018 and $2.1 million in the one month included in the same period of 2017.

Professional Fees and Outside Services

Professional fees and outside services increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by an increase in fees paid under our regulatory services agreement.

Acquisition-related costs

Acquisition-related costs decreased for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by our acquisition of Bats in 2017. Acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance and retention costs, impairment of capitalized software and other external costs directly related to the mergers and acquisitions, as well as compensation related expenses.

Operating Income

As a result of the items above, operating income for the three months ended March 31, 2018 was $167.7 million compared to $26.1 million for same period in 2017.

Interest Expense, Net

Net interest expense increased in the three months ended March 31, 2018 primarily due to interest expense related to the Bats acquisition, which included three months of expense for the three months ended March 31, 2018 and one month of expense for the three months ended March 31, 2017.

Other (Expense) Income

Other (expense) income decreased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in the OCC dividend.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the three months ended March 31, 2018 was $159.4 million compared to $18.3 million for the same period in 2017, an increase of $141.1 million.

Income Tax Provision

For the three months ended March 31, 2018, the income tax provision was $41.3 million compared with $3.1 million for the same period in 2017. The effective tax rate for the three months ended March 31, 2018 was 25.9% compared to 16.9% for the three months ended March 31, 2017. The lower effective tax rate for the three months ended March 31, 2017 was primarily attributable to a discrete benefit associated with the re-measurement of tax reserves.

Net Income

As a result of the items above, net income for the three months ended March 31, 2018 was $118.1 million compared to $15.2 million for the three months ended March 31, 2017, an increase of $102.9 million.

Segment Operating Results

We report results from our five segments: Options, U.S. Equities, Futures, European Equities, and Global FX. Segment performance is primarily based on operating income (loss). We have aggregated all corporate costs, acquisition-related costs, as well as other business ventures, within the Corporate Items and Eliminations as those activities should not be used to evaluate a segment’s operating performance. All operating expenses that relate to activities of a specific segment have been allocated to that segment.

The following summarizes our total revenues by segment (in millions, except percentages):

				Percentage of
				Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2018	2017	Change	2018	2017
	(in millions, except percentages)
Options	$294.1	$192.7	52.6%	37.8%	54.1%
U.S. Equities	390.5	120.2	224.9%	50.2%	33.7%
Futures	43.9	29.9	46.8%	5.7%	8.4%
European Equities	34.4	9.3	269.9%	4.4%	2.6%
Global FX	14.6	4.0	265.0%	1.9%	1.1%
Corporate	0.2	0.1	100.0%	0.0%	0.0%
Total revenues	$777.7	$356.2	118.3%	100.0%	100.0%

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment:

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2018	2017	Change	2018	2017
	(in millions, except percentages)
Revenues less cost of revenues	$167.1	$128.9	29.6%	56.8%	66.9%
Operating expenses	53.5	63.9	(16.3)%	18.2%	33.2%
Operating income	$113.6	$65.0	74.8%	38.6%	33.7%
EBITDA(1)	$125.4	$75.8	65.4%	42.6%	39.3%
EBITDA margin(2)	75.0%	58.8%	*	*	*

*Not meaningful

(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $38.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily driven by the acquisition of Bats, which contributed $12.2 million in the three months ended March 31, 2018 and $3.5 million in the one month ended March 31, 2017, and a 44.9% increase in index ADV and 7.4% increase in options revenue per contract. For the three months ended March 31, 2018, the Options segment’s operating income increased $48.6 million compared to the three months ended March 31, 2017.

U.S. Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our U.S. Equities segment:

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2018	2017	Change	2018	2017
	(in millions, except percentages)
Revenues less cost of revenues	$79.7	$25.5	212.5%	20.4%	21.2%
Operating expenses	45.9	13.3	245.1%	11.8%	11.1%
Operating income	$33.8	$12.2	177.0%	8.7%	10.1%
EBITDA(1)	$57.2	$20.3	181.8%	14.6%	16.9%
EBITDA margin(2)	71.8%	79.6%	*	*	*

*Not meaningful

(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $54.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily driven by the acquisition of Bats which contributed $79.7 million in the three months ended March 31, 2018 and $25.5 million in the one month included in the same period of 2017. For the three months ended March 31, 2018, the U.S. Equities segment’s operating income increased $21.6 million compared to the three months ended March 31, 2017.

Futures

The following summarizes revenues less costs of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment:

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2018	2017	Change	2018	2017
	(in millions, except percentages)
Revenues less cost of revenues	$42.3	$28.8	46.9%	96.4%	96.3%
Operating expenses	16.1	2.9	455.2%	36.7%	9.7%
Operating income	$26.2	$25.9	1.2%	59.7%	86.6%
EBITDA(1)	$27.3	$26.2	4.2%	62.2%	87.6%
EBITDA margin(2)	64.5%	91.0%	*	*	*

*Not meaningful

(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

For the three months ended March 31, 2018 compared to the same period in 2017, the net revenue and operating income increased $13.5 million, primarily driven by a 44.1% increase in ADV, from 255.2 thousand contracts per day in 2017 to 367.8 thousand contracts per day in 2018, partially offset by a 4.8% decrease in revenue per contract.

European Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our European Equities segment:

				Percentage
				of Total
				Revenues
	Three Months Ended			Three months ended
	March 31,		Percent	March 31,
	2018	2017	Change	2018	2017
	(in millions, except percentages)
Revenues less cost of revenues	$24.6	$6.1	303.3%	71.5%	65.6%
Operating expenses	18.4	4.5	308.9%	53.5%	48.4%
Operating income	$6.2	$1.6	287.5%	18.0%	17.2%
EBITDA(1)	$14.5	$4.2	245.2%	42.2%	45.2%
EBITDA margin(2)	58.9%	71.2%	*	*	*

*Not meaningful

(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $18.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily driven by the acquisition of Bats which contributed $24.6 million in the three months ended March 31, 2018 and $6.1 million in the one month included in the same period of 2017. For the three months ended March 31, 2018, the European Equities segment’s operating income increased $4.6 million compared to the three months ended March 31, 2017.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment:

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2018	2017	Change	2018	2017
	(in millions, except percentages)
Revenues less cost of revenues	$14.6	$4.0	265.0%	100.0%	100.0%
Operating expenses	17.6	5.2	238.5%	120.5%	130.0%
Operating loss	$(3.0)	$(1.2)	150.0%	(20.5)%	(30.0)%
EBITDA(1)	$6.4	$1.9	236.8%	43.8%	47.5%
EBITDA margin(2)	43.8%	47.5%	*	*	*

*Not meaningful

(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and adjusted EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $10.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily driven by the acquisition of Bats which contributed $14.6 million in the three months ended March 31, 2018 and $4.0 million in the one month included in the same period of 2017. For the three months ended March 31, 2018, the Global FX segment’s operating income decreased $1.8 million compared to the three months ended March 31, 2017.

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

Liquidity and Capital Resources

We expect our cash on hand at March 31, 2018 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under our revolving credit facility will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, any dividends, and opportunities for common stock repurchases under the previously announced program. We also plan to utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 11 “Debt” of the condensed consolidated financial statements for further information. Our long-term cash needs will depend on many factors including an introduction of new products, enhancements of current products, the geographic mix of our business and any potential acquisitions. We believe our cash from operations and the availability under our revolving credit facility will meet any long-term needs unless a significant acquisition is identified, in which case we expect that we would be able to borrow the necessary funds to complete such an acquisition.

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of March 31, 2018 increased $22.8 million from December 31, 2017 primarily driven by our results from operations. See “—Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $42.0 million as of March 31, 2018. The remaining balance was held in the United States and totaled $124.3 million as of March 31, 2018. Our cash and cash equivalents held outside of the United States as of December 31, 2017 totaled $44.9 million, and are held in various foreign subsidiaries. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include investments with original or acquired maturities longer than three months but that mature in less than one year from the balance sheet date and are recorded at fair value. As of March 31, 2018 and December 31, 2017, financial investments primarily consisted of U.S. Treasury securities.

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

Cash Flow

The following table summarizes our cash flow data for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Net cash provided by (used in) operating activities	$163.5	$(17.7)
Net cash used in investing activities	(25.2)	(1,386.8)
Net cash provided by (used in) financing activities	(114.2)	1,457.7
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.3)	2.8
Increase in cash and cash equivalents	$22.8	$56.0

Net Cash Flows Provided by (Used in) Operating Activities

During the three months ended March 31, 2018, net cash provided by operating activities was $45.4 million greater than net income. The variance is primarily attributed to our acquisition of Bats. Primarily as a result of the acquisition, we had depreciation and amortization totaling $54.2 million for the three months ended March 31, 2018. The change in income taxes payable of $49.2 million for the three months ended March 31, 2018 also contributed to the net cash increase. This amount was offset by a change in the provision for deferred income taxes of $29.8 million.

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities for the three months ended March 31, 2018 and 2017 were $25.2 million and $1.4 billion, respectively. The variance is primarily attributed to our acquisition of Bats on February 28, 2017.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash flows provided by (used in) financing activities for the three months ended March 31, 2018 and 2017 were $(114.2) million and $1.5 billion, respectively. The variance is primarily attributed to our acquisition of Bats on February 28, 2017.

Financial Assets

The following summarizes our financial assets as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$166.3	$143.5
Financial investments	64.0	47.3
Less cash collected for Section 31 Fees	(64.0)	(70.5)
Adjusted Cash(1)	$166.3	$120.3

(1)

Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments minus cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
Term Loan Agreement	$275.0	$—
Prior Term Loan Agreement	—	300.0
3.650% Senior Notes	650.0	650.0
1.950% Senior Notes	300.0	300.0
Revolving Credit Agreement	—	—
Less unamortized discount and debt issuance costs	(11.6)	(12.1)
Total long-term debt	$1,213.4	$1,237.9

As of March 31, 2018 and December 31, 2017, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of March 31, 2018, we had an additional $150.0 million available through our revolving credit facility. Together with adjusted cash, we had $316.3 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of March 31, 2018.

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

Share Repurchase Program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014, 2015 and 2016 and $150 million in February 2018 for a total authorization of $750 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Under the program, for the three months ended March 31, 2018, the Company repurchased 387,142 shares of common stock at an average cost per share of $112.52, totaling $43.6 million.

Since inception of the program through March 31, 2018, the Company has repurchased 11,334,543 shares of common stock at an average cost per share of $48.22, totaling $546.6 million.

As of March 31, 2018, the Company had $203.4 million of availability remaining under its existing share repurchase authorizations.

Commercial Commitments and Contractual Obligations

As of March 31, 2018, our commercial commitments and contractual obligations included real property leases, operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent consideration and other obligations. See Note 21, Commitments and Contingencies, to the condensed consolidated financial statements for a discussion of commitments and contingencies and Note 11, Debt, for a discussion of the outstanding long-term debt.

Off Balance Sheet Arrangements

As of March 31, 2018 we did not have any off-balance sheet arrangements.

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

For the three months ended March 31, 2018, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table:

	Three Months Ended
	March 31, 2018
		British
	Euro (1)	Pound (1)
	(in millions, except
	percentages)
Foreign denominated % of:
Revenues	2.1%	1.7%
Cost of revenues	1.5%	0.4%
Operating expenses	0.4%	—%
Impact of 10% adverse currency fluctuation on:
Revenues	1.6	1.3
Cost of revenues	0.7	0.2
Operating expenses	0.1	—

(1)	An average foreign exchange rate to the U.S. dollar for the period was used.

Equity Risk

Our investment in European operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European business are denominated in British pounds. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and income into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive loss

(income) within stockholders’ equity on our consolidated statements of financial condition. Our primary exposure to this equity risk as of March 31, 2018 is presented by foreign currency in the following table:

British
Pound (1)
(in millions)
Net equity investment in Cboe Europe	$715.4
Impact on consolidated equity of a 10% adverse currency fluctuation	$71.5

(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds into U.S. dollars as of March 31, 2018.

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

We also have credit risk related to transaction fees that are billed in arrears to customers on a monthly basis. Our potential exposure to credit losses on these transactions is represented by the receivable balances in our balance sheet. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets.

On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations. Any such effects to date have been minimal.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of March 31, 2018 and 2017, our cash and cash equivalents and financial investments were $230.3 million and $190.8 million, respectively, of which $42.0 million is held outside of the United States in various foreign subsidiaries in 2018.  The remaining cash and cash equivalents and financial instruments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial instruments.

As of March 31, 2018, we had $1.225 billion in outstanding debt, of which $950 million relates to our senior notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. The remaining amount outstanding of $275.0 million relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under the Term Loan Agreement as of March 31, 2018 would decrease annual pre-tax earnings by $2.75 million, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement, as this facility bears interest at fluctuating rates. As of March 31, 2018, there were no outstanding borrowings under our Revolving Credit Agreement. See Note 11, Debt, to the consolidated financial statements for a discussion of debt agreements.

Item 4. Controls and Procedures

a) Disclosure controls and procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) and Rule 15d‑15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

b) Internal controls over financial reporting. As of the date of this Quarterly Report on Form 10-Q, we have integrated the acquired Bats Global Markets, Inc. operations into our overall internal controls over financial reporting.

Except as described above, no changes occurred in the Company’s internal control over financial reporting during first quarter 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

Cboe Global Markets, Inc. incorporates herein by reference the discussion set forth in Note 19 (“Income Taxes”) and Note 21 (“Commitments, Contingencies, and Guarantees– Legal Proceedings”) of the consolidated financial statements included herein.

Item 1A.   Risk Factors.

There have been no material updates during the period covered by this Form 10‑Q to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10‑K for the year ended December 31, 2017. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any of these risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014, 2015 and 2016 and $150 million in February 2018 for a total authorization of $750 million. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

The table below shows the purchases of equity securities by the Company in the three months ended March 31, 2018, reflecting the purchase of common stock under the Company's share repurchase program:

			Total Number of
			Shares Purchased	Approximate Dollar
			as Part of Publicly	Value of Shares that
	Total Number of	Average Price	Announced Plans	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	or Programs	Under the Plans or Programs
January 1 to January 31, 2018	—	$—	—	$96,982,060
February 1 to February 28, 2018	215,600	111.55	215,600	222,932,842
March 1 to March 31, 2018	171,542	113.75	171,542	203,419,556
Total	387,142	$112.52	387,142

Purchase of common stock from employees

The table below reflects the acquisition of common stock by the Company in the three months ended March 31, 2018 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

Period	Total number of shares purchased	Average price paid per share
January 1 to January 31, 2018	46,804	$130.29
February 1 to February 28, 2018	86,028	116.86
March 1 to March 31, 2018	13,375	116.43
Total	146,207	120.30

Use of Proceeds

None.

Item 3.       Defaults upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

Exhibit No.	Description
10.1

Termination Agreement, by and between Cboe Global Markets, Inc. and Alan J. Dean, dated December 31, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on January 3, 2018.*

10.2

Release Agreement, by and between Cboe Global Markets, Inc. and Joanne Moffic-Silver, dated February 28, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on March 2, 2018.*

10.3

Term Loan Credit Agreement, dated as of March 22, 2018, by and among Cboe Global Markets, Inc., Bank of America, N.A., as administrative agent, and the lender parties thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on March 23, 2018.

12.1	Ratio of Earnings to Fixed Charges (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS	XBRL Instance Document (Filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).

* Indicates Management Compensatory Plan, Contract, or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBOE GLOBAL MARKETS, INC.
Registrant

By:	/s/ Edward T. Tilly
Edward T. Tilly
Chief Executive Officer
(Principal Executive Officer)
Date: May 4, 2018

By:	/s/ Brian N. Schell
Brian N. Schell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 4, 2018