Form 10-Q
period 2018-06-30
Cboe Global Markets, Inc.
filed 2018-08-03
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).         Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	July 27, 2018
Common Stock, par value $0.01	111,818,750 shares

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

•	"Cboe," "we," "us," "our" or "the Company" refers to Cboe Global Markets, Inc. and its subsidiaries.
•	"ADV" means average daily volume.
•	"ADNV" means average daily notional value.
•	"Bats Global Markets" and "Bats" refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
•	"BYX" refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"BZX" refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"C2" refers to Cboe C2 Exchange, Inc. a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"Cboe Chi-X Europe" refers to our broker-dealer entity, Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United Kingdom.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except par value data and share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$140.0	$143.5
Financial investments	131.8	47.3
Accounts receivables, net	252.2	217.3
Income taxes receivable	46.9	17.2
Other current assets	13.1	9.4
Total Current Assets	584.0	434.7
Investments	88.7	82.7
Land	4.9	4.9
Property and equipment, net	65.4	73.9
Goodwill	2,701.3	2,707.4
Intangible assets, net	1,813.0	1,902.6
Other assets, net	59.6	59.5
Total Assets	$5,316.9	$5,265.7
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$170.9	$153.8
Section 31 fees payable	189.9	105.6
Deferred revenue	17.4	15.4
Income taxes payable	—	2.6
Current portion of long-term debt	299.5	—
Contingent consideration liabilities	2.2	56.6
Total Current Liabilities	679.9	334.0

Long-term debt	914.6	1,237.9
Income tax liability	81.1	78.8
Deferred income taxes	473.5	488.2
Other non-current liabilities	8.8	6.8
Commitments and Contingencies

Redeemable Noncontrolling Interest	9.4	9.4

Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 125,040,472 and 112,107,466 shares issued and outstanding, respectively at June 30, 2018 and 124,705,786 and 112,741,217 shares issued and outstanding, respectively at December 31, 2017	1.2	1.2
Common stock in treasury, at cost, 12,933,006 shares at June 30, 2018 and 11,964,569 shares at December 31, 2017	(665.9)	(558.3)
Additional paid-in capital	2,646.1	2,623.7
Retained earnings	1,134.0	993.3
Accumulated other comprehensive income, net	34.2	50.7
Total Stockholders’ Equity	3,149.6	3,110.6
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$5,316.9	$5,265.7

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Transaction fees	$464.8	$453.9	$1,011.9	$710.3
Access fees	31.2	29.7	59.8	47.5
Exchange services and other fees	21.0	19.9	43.0	35.3
Market data fees	52.5	48.0	106.7	70.5
Regulatory fees	89.3	83.3	205.6	121.6
Other revenue	8.7	6.0	18.2	11.8
Total revenues	667.5	640.8	1,445.2	997.0
Cost of revenues:
Liquidity payments	271.1	266.5	574.0	371.8
Routing and clearing	9.8	12.2	20.1	18.5
Section 31 fees	81.1	74.6	189.9	104.6
Royalty fees	22.0	20.6	49.2	41.8
Total cost of revenues	384.0	373.9	833.2	536.7
Revenues less cost of revenues	283.5	266.9	612.0	460.3
Operating expenses:
Compensation and benefits	57.4	50.0	116.3	97.8
Depreciation and amortization	50.4	55.8	104.6	80.9
Technology support services	11.8	12.0	23.9	19.5
Professional fees and outside services	17.3	16.9	35.3	31.3
Travel and promotional expenses	3.5	4.2	7.2	7.5
Facilities costs	2.9	2.7	5.3	4.8
Acquisition-related costs	8.6	4.7	17.4	69.9
Other expenses	2.5	2.8	5.2	4.7
Total operating expenses	154.4	149.1	315.2	316.4
Operating income	129.1	117.8	296.8	143.9
Non-operating (expenses) income:
Interest expense, net	(9.3)	(12.5)	(18.9)	(20.4)
Other income	—	0.8	1.3	0.9
Income before income tax provision	119.8	106.1	279.2	124.4
Income tax provision	36.8	38.1	78.1	41.2
Net income	83.0	68.0	201.1	83.2
Net loss attributable to redeemable noncontrolling interest	0.3	0.3	0.6	0.6
Net income excluding redeemable noncontrolling interest	83.3	68.3	201.7	83.8
Change in redemption value of redeemable noncontrolling interest	(0.3)	(0.3)	(0.6)	(0.6)
Net income allocated to participating securities	(0.6)	(0.7)	(1.4)	(0.8)
Net income allocated to common stockholders	$82.4	$67.3	$199.7	$82.4
Basic earnings per share	$0.74	$0.60	$1.78	$0.81
Diluted earnings per share	$0.73	$0.60	$1.77	$0.81

Basic weighted average shares outstanding	112.0	112.1	112.2	102.1
Diluted weighted average shares outstanding	112.3	112.5	112.6	102.3

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$83.0	$68.0	$201.1	$83.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(40.9)	27.1	(15.5)	30.2
Unrealized holding gains on financial investments	—	0.3	—	0.2
Post-retirement benefit obligations	(0.4)	—	(1.0)	—
Comprehensive income	41.7	95.4	184.6	113.6
Comprehensive loss attributable to redeemable noncontrolling interest	0.3	0.3	0.6	0.6
Comprehensive income excluding redeemable noncontrolling interest	42.0	95.7	185.2	114.2
Change in redemption value of redeemable noncontrolling interest	(0.3)	(0.3)	(0.6)	(0.6)
Comprehensive income allocated to participating securities	(0.6)	(0.9)	(1.4)	(1.0)
Comprehensive income allocated to common stockholders, net of tax	$41.1	$94.5	$183.2	$112.6

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Six months ended June 30, 2018

(unaudited)

(in millions, except per share amount)

						Accumulated
				Additional		other	Total	Redeemable
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’	Noncontrolling
	Stock	Stock	Stock	capital	earnings	income (loss), net	equity	Interest
Balance at December 31, 2017	$—	$1.2	$(558.3)	$2,623.7	$993.3	$50.7	$3,110.6	$9.4
Cash dividends on common stock of $0.27 per share	—	—	—	—	(61.0)	—	(61.0)	—
Stock-based compensation	—	—	—	21.0	—	—	21.0	—
Common stock repurchased from employee stock plans	—	—	(15.8)	1.4	—	—	(14.4)	—
Purchase of common stock	—	—	(91.8)	—	—	—	(91.8)	—
Net income excluding noncontrolling interest	—	—	—	—	201.7	—	201.7	—
Other comprehensive income	—	—	—	—	—	(16.5)	(16.5)	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	0.6	—	0.6	(0.6)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(0.6)	—	(0.6)	0.6
Balance at June 30, 2018	$—	$1.2	$(665.9)	$2,646.1	$1,134.0	$34.2	$3,149.6	$9.4

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$201.1	$83.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104.6	80.9
Amortization of debt issuance cost and debt discount	1.3	1.0
Change in fair value of contingent consideration	2.2	0.7
Realized gain on financial investments	(0.7)	(0.2)
Provision for deferred income taxes	(13.3)	(15.0)
Stock-based compensation expense	21.0	30.1
Loss on disposition of property	0.5	—
Impairment of data processing software	—	14.9
Equity in investments	(1.2)	(0.1)
Excess tax benefit from stock-based compensation	—	5.7
Changes in assets and liabilities:
Accounts receivable	(35.0)	(33.9)
Income taxes receivable	(29.7)	48.3
Other current assets	(7.4)	(8.4)
Accounts payable and accrued liabilities	18.8	9.1
Section 31 fees payable	84.3	2.9
Deferred revenue	2.0	6.7
Income taxes payable	(3.6)	(50.1)
Income tax liability	2.3	(3.9)
Other liabilities	2.1	0.2
Net Cash Flows provided by (used in) Operating Activities	349.3	172.1
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(1,405.4)
Purchases of financial investments	(130.7)	(89.2)
Proceeds from maturities of financial investments	46.9	45.0
Other	(1.0)	1.4
Purchases of property and equipment	(12.6)	(19.2)
Net Cash Flows used in Investing Activities	(97.4)	(1,467.4)
Cash Flows from Financing Activities:
Proceeds from long-term debt	300.0	1,944.2
Principal payments of long term debt	(325.0)	(525.0)
Proceeds from credit facility	15.0	—
Payments of credit facility	(15.0)	—
Debt issuance costs	(0.1)	(1.3)
Dividends paid	(61.0)	(56.7)
Purchase of unrestricted stock from employees	(15.8)	(16.0)
Proceeds from exercise of stock-based compensation	0.5	1.3
Payment of contingent consideration from acquisition	(56.6)	—
Purchase of common stock under announced program	(91.8)	—
Net Cash Flows provided by (used in) Financing Activities	(249.8)	1,346.5
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash equivalents	(5.6)	0.1
Decrease in Cash and Cash Equivalents	(3.5)	51.3
Cash and Cash Equivalents:
Beginning of Period	143.5	97.3
End of Period	$140.0	$148.6
Supplemental disclosure of cash transactions:
Cash paid for income taxes	$122.2	$—
Interest paid	18.9	—
Supplemental disclosure of noncash transactions:
Forfeiture of common stock for payment of exercise of stock options	—	1.7
Supplemental disclosure of noncash investing activities:
Accounts receivable acquired	—	117.8
Financial investments acquired	—	66.0
Property and equipment acquired	—	21.8
Goodwill acquired	—	2,649.3
Intangible assets acquired	—	2,000.0
Other assets acquired	—	32.8
Accounts payable and accrued expenses assumed	—	(60.1)
Section 31 fees payable acquired	—	(143.6)
Deferred tax liability acquired	—	(718.5)
Other liabilities assumed	—	(135.4)
Issuance of common stock related to acquisition	—	(2,424.7)

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

In the first quarter of 2018, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update addresses the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (“Jobs Act”). The guidance eliminates the stranded tax effects resulting from the Jobs Act as well as improves the usefulness of information reported to financial statement users by requiring certain disclosures about stranded tax effects. As the amendment only relates to reclassification of the income tax effects of the Jobs Act, the underlying guidance that

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The Company’s application of the pronouncement did not result in a material impact to the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016‑02, Leases. This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset (“ROU”). The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Based on the Company’s preliminary evaluation of the guidance, the ASU is expected to have a material impact on the consolidated balance sheets, but is not expected to have a material impact on the consolidated income statements. The most significant impact is expected to be the recognition of ROU assets and lease liabilities for operating leases. The Company is in the process of analyzing its lease portfolio, developing processes and finalizing accounting policies to comply with the ASU's adoption requirements.

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

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment (in millions):

						Corporate
				European		items and
	Options	U.S. Equities	Futures	Equities	Global FX	eliminations	Total
Three Months Ended June 30, 2018
Transaction fees	$189.0	$211.9	$26.9	$24.2	$12.8	$—	$464.8
Access fees	14.5	11.4	2.1	2.2	1.0	—	31.2
Exchange services and other fees	9.9	7.3	1.7	1.5	0.6	—	21.0
Market data fees	10.6	36.6	1.8	3.4	0.1	—	52.5
Regulatory fees	15.5	73.7	0.1	—	—	—	89.3
Other revenue	4.6	2.3	—	1.6	—	0.2	8.7
	$244.1	$343.2	$32.6	$32.9	$14.5	$0.2	$667.5
Timing of revenue recognition
Services transferred at a point in time	$209.1	$287.9	$27.0	$25.8	$12.8	$0.2	$562.8
Services transferred over time	35.0	55.3	5.6	7.1	1.7	—	104.7
	$244.1	$343.2	$32.6	$32.9	$14.5	$0.2	$667.5

Three Months Ended June 30, 2017
Transaction fees	$181.2	$208.3	$34.0	$20.8	$9.6	$—	$453.9
Access fees	13.9	12.7	0.5	1.8	0.8	—	29.7
Exchange services and other fees	10.1	5.9	2.2	1.2	0.5	—	19.9
Market data fees	10.5	33.9	0.8	2.8	—	—	48.0
Regulatory fees	14.7	68.6	—	—	—	—	83.3
Other revenue	3.1	1.7	—	1.0	—	0.2	6.0
	$233.5	$331.1	$37.5	$27.6	$10.9	$0.2	$640.8
Timing of revenue recognition
Services transferred at a point in time	$199.0	$278.6	$34.0	$21.8	$9.6	$0.2	$543.2
Services transferred over time	34.5	52.5	3.5	5.8	1.3	—	97.6
	$233.5	$331.1	$37.5	$27.6	$10.9	$0.2	$640.8

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

						Corporate
		U.S		European	Global	Item and
	Options	Equities	Futures	Equities	FX	Eliminations	Total
Six Months Ended June 30, 2018
Transaction fees	$424.8	$445.7	$65.7	$49.9	$25.8	$—	$1,011.9
Access fees	28.0	23.1	2.4	4.4	1.9	—	59.8
Exchange services and other fees	20.0	13.7	5.1	3.0	1.2	—	43.0
Market data fees	21.4	75.1	3.2	6.8	0.2	—	106.7
Regulatory fees	33.3	172.2	0.1	—	—	—	205.6
Other revenue	10.7	3.9	—	3.2	—	0.4	18.2
	$538.2	$733.7	$76.5	$67.3	$29.1	$0.4	$1,445.2
Timing of revenue recognition
Services transferred at a point in time	$468.8	$621.8	$65.8	$53.1	$25.8	$0.4	$1,235.7
Services transferred over time	69.4	111.9	10.7	14.2	3.3	—	209.5
	$538.2	$733.7	$76.5	$67.3	$29.1	$0.4	$1,445.2

Six Months Ended June 30, 2017
Transaction fees	$321.4	$285.0	$62.7	$28.0	$13.2	$—	$710.3
Access fees	26.2	16.9	1.0	2.4	1.0	—	47.5
Exchange services and other fees	23.0	7.9	2.2	1.6	0.6	—	35.3
Market data fees	20.9	45.0	0.8	3.7	0.1	—	70.5
Regulatory fees	27.4	94.2	—	—	—	—	121.6
Other revenue	7.3	2.3	0.7	1.2	—	0.3	11.8
	$426.2	$451.3	$67.4	$36.9	$14.9	$0.3	$997.0
Timing of revenue recognition
Services transferred at a point in time	$356.1	$381.5	$63.4	$29.2	$13.2	$0.3	$843.7
Services transferred over time	70.1	69.8	4.0	7.7	1.7	—	153.3
	$426.2	$451.3	$67.4	$36.9	$14.9	$0.3	$997.0

Contract liabilities for the six months ended June 30, 2018 primarily represent prepayments of transaction fees and certain access and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at January 1, 2018	Cash Additions	Revenue Recognition	Balance at June 30, 2018
Liquidity provider sliding scale (1)	$4.8	$4.8	$(4.8)	$4.8
Other, net	10.6	8.0	(6.0)	12.6
Total deferred revenue	$15.4	$12.8	$(10.8)	$17.4

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

The Company expensed $8.6 million of acquisition-related costs during the three months ended June 30, 2018 that included $7.4 million of compensation-related costs and $1.2 million of professional fees. These expenses are included in acquisition-related costs in the condensed consolidated statements of income.

The Company expensed $17.4 million of acquisition-related costs during the six months ended June 30, 2018 that included $12.8 million of compensation-related costs, $2.7 million of stock-based compensation, $1.3 million of professional fees, and $0.6 million of general and administrative expenses. These expenses are included in acquisition-related costs in the condensed consolidated statements of income.

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

The amounts of revenue, operating income and net income of Bats are included in the Company’s condensed consolidated statements of income after the acquisition date of February 28, 2017 and are as follows (in millions):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$470.2	$446.0	$996.7	$605.8
Revenue less cost of revenues	129.0	114.9	260.2	154.1
Operating income (loss)	48.6	28.6	102.5	26.6
Net income (loss)	45.1	18.3	96.2	17.6

The financial information in the table below summarizes the combined results of operations of the Company and Bats, on a pro forma basis, as though the companies had been combined as of January 1, 2017. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such pro forma financial information is based on the historical financial statements of the Company and Bats. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

operations. The pro forma financial information combines the historical results for the Company and Bats for the six months ended June 30, 2017 in the following table (in millions, except per share amounts):

Six Months Ended June 30,
2017
Revenue	$1,269.9
Revenue less cost of revenues	532.2
Operating income	229.4
Net income	157.3
Earnings per share:
Basic	$1.40
Diluted	1.40

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

The following is a summary of the employee termination benefits recognized within acquisition costs in the Corporate Items and Eliminations unit in the condensed consolidated statements of income (in millions):

Employee Termination Benefits
Balance at December 31, 2017	$4.8
Termination benefits accrued	9.4
Termination payments made	(12.0)
Balance at June 30, 2018	$2.2

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

5.   INVESTMENTS

As of June 30, 2018 and December 31, 2017, the Company’s investments were comprised of the following (in millions):

	June 30,	December 31,
	2018	2017
Equity Method:
Investment in Signal Trading Systems, LLC	$14.1	$12.5
Investment in EuroCCP	10.3	9.6
Total equity method investments	24.4	22.1

Other Equity Investments:
Investment in OCC	30.3	30.3
Investment in Eris Exchange Holdings, LLC	20.0	20.0
Investment in American Financial Exchange, LLC	5.9	5.9
Other	8.1	4.4
Total other equity investments	64.3	60.6

Total investments	$88.7	$82.7

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

Other Equity Investments

The carrying amount of other equity investments totaled $64.3 million as of June 30, 2018 and $60.6 million as of December 31, 2017, and is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the measurement alternative primarily as a result of the Company’s inability to exercise significant influence as the Company is a smaller shareholder of these investments and the lack of readily determinable fair values. As of June 30, 2018, other equity investments primarily reflect a 20% investment in OCC and minority investments in American Financial Exchange, CurveGlobal and Eris Exchange Holdings, LLC.

In December 2014, OCC announced a newly-formed capital plan. The OCC capital plan was designed to strengthen OCC’s capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities ("SIFMUs") as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC’s advance notice filing regarding the capital plan, and OCC and OCC’s existing exchange stockholders, which include Cboe Options, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC’s existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC’s shareholders’ equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds are breached. OCC also adopted policies under the plan with respect to fees, customer refunds, and stockholder dividends, which envision an annual dividend payment to the exchange stockholders equal to the portion of OCC’s after-tax income that exceeds OCC’s capital requirements after payment of refunds to OCC’s clearing members (with such customer refunds generally to constitute 50% of the portion of OCC’s pre-tax income that exceeds OCC’s capital requirements). On March 3, 2015, in accordance with the plan, Cboe Options

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

contributed $30 million to OCC. That contribution has been recorded under investments in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

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

6.   FINANCIAL INVESTMENTS

The Company’s financial investments with original or acquired maturities longer than three months, but that mature in less than one year from the condensed consolidated balance sheet date and any money market funds that are considered cash and cash equivalents are classified as current assets and are summarized as follows (in millions):

	June 30, 2018
	Cost basis	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$131.8	$—	$—	$131.8
Money market funds	2.5	—	—	2.5
Total financial investments	$134.3	$—	$—	$134.3

	December 31, 2017
	Cost basis	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$47.3	$—	$—	$47.3
Money market funds	2.5	—	—	2.5
Total financial investments	$49.8	$—	$—	$49.8

7.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2018 and December 31, 2017 (in millions):

	June 30,	December 31,
	2018	2017
Construction in progress	$0.2	$5.9
Building	80.8	77.4
Furniture and Equipment	152.4	139.7
Total property and equipment	233.4	223.0
Less accumulated depreciation	(168.0)	(149.1)
Property and equipment, net	$65.4	$73.9

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Depreciation expense using the straight-line method was $6.1 million and $8.7 million for the three months ended June 30, 2018 and 2017, respectively, and $13.0 million and $15.2 million for the six months ended June 30, 2018 and 2017, respectively.

8.   OTHER ASSETS, NET

Other assets, net consisted of the following as of June 30, 2018 and December 31, 2017 (in millions):

	June 30,	December 31,
	2018	2017
Software development work in progress	$7.1	$10.2
Data processing software	217.5	220.0
Less accumulated depreciation and amortization	(187.1)	(189.6)
Data processing software, net	37.5	40.6
Other assets (1)	22.1	18.9
Other assets, net	$59.6	$59.5

(1)	At December 31, 2017 and June 30, 2018, the majority of the balance included long-term prepaid assets and notes receivable.

Amortization expense related to data processing software was $4.6 million and $4.4 million for the three months ended June 30, 2018 and 2017, respectively, and $9.7 million and $8.5 million for the six months ended June 30, 2018 and 2017, respectively.

9.   GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents the details of goodwill by segment (in millions):

		U.S.	European		Corporate
	Options	Equities	Equities	Global FX	and Other	Total
Balance as of December 31, 2017	$239.4	$1,740.4	$441.6	$267.2	$18.8	$2,707.4
Additions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Changes in foreign currency exchange rates	—	—	(6.1)	—	—	(6.1)
Balance as of June 30, 2018	$239.4	$1,740.4	$435.5	$267.2	$18.8	$2,701.3

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

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the details of the intangible assets (in millions):

		U.S.	European		Corporate
	Options	Equities	Equities	Global FX	and Other	Total
Balance as of December 31, 2017	$198.7	$1,071.8	$427.0	$199.6	$5.5	$1,902.6
Additions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Amortization	(8.5)	(41.5)	(14.7)	(16.5)	(0.6)	(81.8)
Changes in foreign currency exchange rates	—	—	(7.8)	—	—	(7.8)
Balance as of June 30, 2018	$190.2	$1,030.3	$404.5	$183.1	$4.9	$1,813.0

For the three months ended June 30, 2018 and 2017, amortization expense was $39.7 million and $42.7 million, respectively. For the six months ended June 30, 2018 and 2017, amortization expense was $81.8 million and $57.2 million, respectively. The estimated future amortization expense is $78.1 million for the remainder of 2018, $137.5 million for 2019, $121.0 million for 2020, $105.7 million for 2021, $93.5 million for 2022 and $82.6 million for 2023.

The following tables present the categories of intangible assets as of June 30, 2018 and December 31, 2017 (in millions):

						Weighted
	June 30, 2018					Average
		U.S.	European		Corporate	Amortization
	Options	Equities	Equities	Global FX	and Other	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$179.5	$—	$1.0	Indefinite
Customer relationships	38.8	222.9	167.2	140.0	3.0	19
Market data customer relationships	53.6	322.0	62.7	64.4	—	14
Technology	24.6	22.5	23.5	22.5	4.0	6
Trademarks and tradenames	1.7	6.0	1.9	1.2	—	1
Other	0.2	—	—	—	—	1
Accumulated amortization	(24.2)	(115.8)	(30.3)	(45.0)	(3.1)
	$190.2	$1,030.3	$404.5	$183.1	$4.9

						Weighted
	December 31, 2017					Average
		U.S.	European		Corporate	Amortization
	Options	Equities	Equities	Global FX	and Other	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$186.5	$—	$—	Indefinite
Customer relationships	38.8	222.9	173.7	140.0	3.0	19
Market data customer relationships	53.6	322.0	65.1	64.4	—	14
Technology	24.6	22.5	24.4	22.5	4.0	6
Trademarks and tradenames	1.7	6.0	2.0	1.2	1.0	2
Other	0.2	—	—	—	—	2
Accumulated amortization	(15.7)	(74.3)	(24.7)	(28.5)	(2.5)
	$198.7	$1,071.8	$427.0	$199.6	$5.5

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
Compensation and benefit-related liabilities	$42.1	$18.0
Termination benefits	2.2	4.8
Royalties	17.9	20.3
Accrued liabilities	83.7	59.1
Marketing fee payable	13.9	8.4
Accounts payable	11.1	43.2
Total accounts payable and accrued liabilities	$170.9	$153.8

11.  DEBT

The Company’s debt consisted of the following as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
Term Loan Agreement	$270.4	$—
Prior Term Loan Agreement	—	294.9
3.650% Senior Notes	644.2	643.8
1.950% Senior Notes	299.5	299.2
Revolving Credit Agreement	—	—
Total debt	$1,214.1	$1,237.9

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

The Term Loan Agreement, which matures on December 15, 2021, contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders thereunder. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by our subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At June 30, 2018, the Company was in compliance with these covenants.

Prior Term Loan Agreement

On December 15, 2016, the Company, as borrower, entered into a Term Loan Credit Agreement (the “ Prior Term Loan Agreement”) with Bank of America, as administrative agent, certain lenders named therein (the “Prior Term Lenders”), Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner, Morgan Stanley MUFG Loan Partners, LLC, as syndication agent, and Citibank, N.A., PNC Bank, National Association and JPMorgan Chase Bank, N.A., as co-documentation agents. The Term Loan Agreement provided for a senior unsecured delayed draw term loan facility (the “Prior Term Loan Facility”) in an aggregate principal amount of $1.0 billion.

The commercial terms of the Prior Term Loan Agreement are substantially similar to the Term Loan Agreement, other than interest rates and the maturity date.

Loans under the Prior Term Loan Agreement, which was to mature on February 28, 2022, bore interest, at our option, at either (i) LIBOR periodically fixed for an interest period (as selected by us) of one, two, three or six months plus a margin (based on our public debt ratings) ranging from 1.00 percent per annum to 1.75 percent per annum or (ii) a daily floating rate based on the agent’s prime rate (subject to certain minimums based upon the federal funds effective rate or LIBOR) plus a margin (based on our public debt ratings) ranging from zero percent per annum to 0.75 percent per annum. The Company was required to pay a ticking fee to the agent for the account of the Prior Term Lenders which initially accrued at a rate (based on our public debt ratings) ranging from 0.10 percent per annum to 0.30 percent per annum multiplied by the undrawn aggregate commitments of the Prior Term Lenders in respect of the Prior Term Loan Facility, accruing during the period commencing on December 15, 2016 and ending on the earlier of the date on which the loans are drawn.

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

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.950% Senior Notes due 2019

On June 29, 2017, the Company issued $300 million aggregate principal amount of 1.950% Senior Notes. The form and terms of the 1.950% Senior Notes were established pursuant to an Officer’s Certificate, dated as of June 29, 2017, supplementing the Indenture (as defined below). Underwriter fees of $0.8 million were also capitalized and netted against current portion of long-term debt in the consolidated balance sheet, while other issuance fees of $0.9 million were expensed and are included in debt issuance costs on the consolidated statement of income for the six months ended June 30, 2018.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Notes contains customary restrictions, including a limitation that restricts our ability and the ability of certain of our

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At June 30, 2018, the Company was in compliance with these covenants.

Revolving Credit Agreement

On December 15, 2016, the Company, as borrower, entered into a Credit Agreement (the “Revolving Credit Agreement”) with Bank of America, as administrative agent and as swing line lender, certain lenders named therein (the “Revolving Lenders”), Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner, Morgan Stanley MUFG Loan Partners, LLC, as syndication agent, and Citibank, N.A., PNC Bank, National Association and JPMorgan Chase Bank, N.A., as co-documentation agents.

The Revolving Credit Agreement provides for a senior unsecured $150 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $100 million, for a total of $250 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that it guarantees all borrowings and other obligations of any such subsidiaries. As of June 30, 2018, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes. As of June 30, 2018, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at June 30, 2018, $150 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on December 15, 2021, unless the commitments are terminated earlier, either at our request or, if an event of default occurs, by the Revolving Lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Revolving Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by our subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At June 30, 2018, the Company was in compliance with these covenants.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the Notes as of June 30, 2018 are as follows (in millions):

2018	$—
2019	300.0
2020	—
2021	275.0
2022	—
Thereafter	650.0
Principal amounts repayable	1,225.0
Debt issuance cost	(5.8)
Unamortized discounts on notes	(5.1)
Total debt outstanding	$1,214.1

Interest expense recognized on the Term Loan Agreement and the Notes is included in interest expense, net in the condensed consolidated statements of income, for the three months and six ended June 30, 2018 and 2017 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Components of interest expense:
Contractual interest	$9.5	$10.9	$18.9	$18.5
Amortization of debt discount	0.2	0.2	0.4	0.2
Amortization of debt issuance cost	0.5	1.4	0.9	2.3
Interest expense	$10.2	$12.5	20.2	21.0
Interest income	(0.9)	—	(1.3)	(0.6)
Interest expense, net	$9.3	$12.5	$18.9	$20.4

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME, NET

The following represents the changes in accumulated other comprehensive income by component (in millions):

	Foreign			Total
	Currency	Unrealized		Accumulated Other
	Translation	Investment	Post-Retirement	Comprehensive
	Adjustment	Gain/Loss	Benefits	Income
Balance at December 31, 2017	$51.3	$0.2	$(0.8)	$50.7
Other comprehensive income (loss)	(15.5)	—	(1.0)	(16.5)
Balance at June 30, 2018	$35.8	$0.2	$(1.8)	$34.2

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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017.

Instruments Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$131.8	$131.8	$—	$—
Money market funds	2.5	2.5	—	—
Total assets	$134.3	$134.3	$—	$—
Liabilities:
Contingent consideration liabilities	$2.2	$—	$—	$2.2
Total Liabilities	$2.2	$—	$—	$2.2

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$47.3	$47.3	$—	$—
Money market funds	2.5	2.5	—	—
Total assets	$49.8	$49.8	$—	$—
Liabilities:
Contingent consideration liabilities	$56.6	$—	$—	$56.6
Total Liabilities	$56.6	$—	$—	$56.6

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

Contingent consideration liabilities

In connection with the acquisition of Bats and the acquisition of the assets of Silexx Financial Systems, LLC (“Silexx”), the Company acquired contingent consideration arrangements with the former owners of Cboe FX and Silexx, respectively. The total fair value of the liabilities at June 30, 2018 was $2.2 million. The fair values are based on estimates of discounted future cash payments, a significant unobservable input, and are considered a Level 3 measurement.

Fair Value of Financial Instruments

The following table presents the Company’s fair value hierarchy for those financial instruments held by the Company as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$140.0	$140.0	$—	$—
Financial investments	131.8	131.8	—	—
Accounts receivable	252.2	252.2	—	—
Total assets	$524.0	$524.0	$—	$—
Liabilities:
Accounts payable	$11.1	$—	$11.1	$—
Section 31 fees payable	189.9	—	189.9	—
Contingent consideration liabilities	2.2	—	—	2.2
Debt	1,214.1	—	1,214.1	—
Total liabilities	$1,417.3	$—	$1,415.1	$2.2

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$143.5	$143.5	$—	$—
Financial investments	47.3	47.3	—	—
Accounts receivable	217.3	217.3	—	—
Income tax receivable	17.2	17.2	—	—
Total assets	$425.3	$425.3	$—	$—
Liabilities:
Accounts payable	$43.2	$—	$43.2	$—
Section 31 fees payable	105.6	—	105.6	—
Contingent consideration liabilities	56.6	—	—	56.6
Debt	1,237.9	—	1,237.9	—
Total liabilities	$1,443.3	$—	$1,386.7	$56.6

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The carrying amounts of cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and Section 31 fees payable approximate fair value due to their liquid or short-term nature.

Debt

The carrying amount of debt approximates its fair value based on quoted LIBOR at June 30, 2018 and is considered a Level 2 measurement.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the six months ended June 30, 2018.

	Level 3 Financial Liabilities for the Six Months Ended June 30, 2018
	Balance at	Realized (gains)
	Beginning of	losses during			Balance at
	Period	period	Additions	Settlements	End of Period
Liabilities
Contingent consideration liabilities	$56.6	$2.2	$—	$(56.6)	$2.2
Total Liabilities	$56.6	$2.2	$—	$(56.6)	$2.2

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

For the six months ended June 30, 2018, the following reflects changes in our redeemable noncontrolling interest (in millions):

Redeemable Noncontrolling Interest
Balance as of December 31, 2017	$9.4
Net loss attributable to redeemable noncontrolling interest	(0.6)
Redemption value adjustment of redeemable noncontrolling interest	0.6
Balance as of June 30, 2018	$9.4

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

Summarized financial data of reportable segments was as follows (in millions):

						Corporate
				European		items and
	Options	U.S. Equities	Futures	Equities	Global FX	eliminations	Total
Three months ended June 30, 2018
Revenues	$244.1	$343.2	$32.6	$32.9	$14.5	$0.2	$667.5
Operating income (loss)	78.1	37.5	16.3	6.5	(1.7)	(7.6)	129.1
Three months ended June 30, 2017
Revenues	$233.5	$331.1	$37.5	$27.6	$10.9	$0.2	$640.8
Operating income (loss)	61.2	33.3	33.4	3.5	(4.1)	(9.5)	117.8

						Corporate
		U.S		European		items and
	Options	Equities	Futures	Equities	Global FX	elimination	Total
Six Months Ended June 30, 2018
Revenues	$538.2	$733.7	$76.5	$67.3	$29.1	$0.4	$1,445.2
Operating income (loss)	191.7	71.3	42.5	12.7	(4.7)	(16.7)	296.8
Six Months Ended June 30, 2017
Revenues	$426.2	$451.3	$67.4	$36.9	$14.9	$0.3	$997.0
Operating income (loss)	126.2	45.5	59.3	5.1	(5.3)	(86.9)	143.9

16.  EMPLOYEE BENEFITS

Employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under Internal Revenue Code. The Company contributed $2.1 million and $2.7 million to the defined contribution plans for the three months ended June 30, 2018 and 2017, respectively, and $4.0 million and $5.3 million to the defined contribution plans for the six months ended June 30, 2018 and 2017, respectively.

The Company also assumed the Cboe Europe Equities employee‑selected stakeholder contribution plan upon completion of the Merger. The Company’s contribution amounted to $0.1 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.7 million for the six months ended June 30, 2018 and 2017. This expense is included in compensation and benefits in the condensed consolidated statements of income.

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

As of June 30, 2018, Cboe Trading is required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. At June 30 2018, Cboe Trading had net capital of $8.2 million, which was $7.6 million in excess of its required net capital of $0.6 million.

As entities regulated by the FCA, Cboe Europe Equities is subject to the Financial Resource Requirement ("FRR") and Cboe Chi-X Europe is subject to the Capital Resources Requirement ("CRR"). As a RIE, Cboe Europe Equities computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. This FRR was $22.9 million at June 30, 2018. At June 30, 2018, Cboe Europe Equities had capital in excess of its required FRR of $30.8 million.

As a Banks, Investment firms, PRUdential (BIPRU) 50k firm, as defined by the Markets in Financial Instruments Directive of the FCA, Cboe Chi‑X Europe computes its CRR as the greater of the base requirement of $0.1 million at June 30, 2018, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. At June 30, 2018, Cboe Chi‑X Europe had capital in excess of its required CRR of $0.5 million.

As a swap execution facility regulated by the CFTC, Cboe SEF is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of June 30, 2018, Cboe SEF had annual operating expenses of $0.5 million and had financial resources that exceeded this amount. Additionally, as of June 30, 2018, Cboe SEF had projected operating expenses for six months of $0.8 million and had unencumbered, liquid financial assets that exceeded this amount.

As a designated contract market regulated by the CFTC, CFE is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of June 30, 2018, CFE had annual projected operating expenses of $59.2 million and had financial resources that exceeded this amount. Additionally, as of June 30, 2018, CFE had projected operating expenses for six months of $29.6 million and had unencumbered, liquid financial assets that exceeded this amount.

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

On May 15, 2018, the Company granted 92 RSUs, each of which entitles the holder to one share of common stock upon vesting, to certain officers and employees at a fair value $108.11 per share. The RSUs vest ratably over three-years, with one-third vesting on each anniversary of the grant date, and vesting accelerates upon the occurrence of a change in control. Unvested RSUs will be forfeited if the officer or employee leaves the Company prior to the applicable vesting date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

On May 17, 2018, the Company granted 13,296 shares of stock, at a fair value of $108.38 per share, to non-employee members of the board of directors. The shares have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the stock will be forfeited if the director leaves the Company prior to the applicable vesting date.

On May 17, 2018, the Company granted 1,107 RSUs, each of which entitles the holder to one share of common stock upon vesting, to certain officers and employees at a fair value $108.38 per share. The RSUs vest ratably over three-years, with one-third vesting on each anniversary of the grant date, and vesting accelerates upon the occurrence of a change in control. Unvested RSUs will be forfeited if the officer or employee leaves the Company prior to the applicable vesting date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

On May 17, 2018, the Company granted 6,459 RSUs, each of which entitles the holder to one share of common stock upon vesting, to certain officers and employees at a fair value of $108.38 per share. The RSUs vest on either February 19, 2021 or the third anniversary of the grant date, and vesting accelerates upon the occurrence of a change in control. Unvested RSUs will be forfeited if the officer or employee leaves the Company prior to the applicable vesting

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

The Company recognized stock-based compensation expense of $10.0 million and $9.2 million for the three months ended June 30, 2018 and 2017, respectively, and $21.0 million and $30.1 million for the six months ended June 30 2018 and 2017, respectively. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income.

The activity in the Company’s stock options, restricted stock and restricted stock units for the six months ended June 30, 2018 was as follows:

Stock Options

Summary stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(in millions)
Outstanding, December 31, 2017	442,042	$25.36	1.0	$17.5
Granted	—	—	—	—
Exercised	(40,133)	19.26
Outstanding and expected to vest at June 30, 2018	401,909	$25.97	5.0	$31.4
Exercisable at June 30, 2018	361,374	$25.73	4.9	$28.3

Summary of the status of nonvested options is presented below:

		Weighted
		Average Grant-
Nonvested options	Options	Date Fair Value
January 1, 2018 — Nonvested	81,068	$49.17
Granted	—	—
Vested	(40,533)	49.17
Forfeited	—	—
June 30, 2018 — Nonvested	40,535	$49.17

In the six months ended June 30, 2018, to satisfy employee’s tax obligations and cash exercise payment due upon the election to exercise 40,133 stock options, the Company purchased 7,088 shares at a cost of $0.8 million.

As of June 30, 2018, there were $0.8 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 0.5 years as the stock options vest.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Restricted Stock and Restricted Stock Units

Summary restricted stock activity is presented below:

		Weighted
	Number of	average grant
	shares	date fair value
Nonvested stock at December 31, 2017	1,068,392	$77.19
Granted	209,839	111.13
Vested	(362,996)	74.12
Forfeited	(2,272)	79.52
Nonvested stock at June 30, 2018	912,963	$87.29

In the six months ended June 30, 2018, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 142,057 shares totaling $16.8 million as the result of the vesting of 362,996 shares of restricted stock.

As of June 30, 2018, there were $49.9 million in total unrecognized compensation costs related to restricted stock and restricted stock units. These costs are expected to be recognized over a weighted average period of 2.0 years.

19.  INCOME TAXES

The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis.

The effective tax rate from continuing operations was 30.8% and 35.9% for the three months ended June 30, 2018 and 2017, respectively, and 28.0% and 33.1% for the six months ended June 30, 2018 and 2017, respectively.  The decrease in the effective tax rate for the three and six months ended June 30, 2018 against the comparable period in the prior year was primarily due to a lower corporate income tax rate in 2018.

On December 22, 2017, the U.S. enacted the Jobs Act. The Jobs Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. The change in the effective tax rate was due to the tax benefit associated with re-measuring net deferred tax liabilities as a result of the Jobs Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Jobs Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data and interpret the Jobs Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts.

We recorded a $191.3 million net tax benefit in 2017 associated with the impact of the Jobs Act primarily due to the tax benefit associated with re-measuring net deferred tax liabilities. Although the $191.3 million net benefit represents what Cboe continues to believe is a reasonable estimate of the impact of the income tax effects of the Jobs Act on Cboe’s condensed consolidated financial statements as of June 30, 2018, it should be considered provisional. Once Cboe finalizes certain tax positions and files its 2017 U.S. tax return it will be able to conclude whether any further adjustments are required to its net deferred tax liability as well as to the liability associated with the one-time mandatory deemed repatriation tax. Any adjustments to these provisional amounts will be reported as a component of Tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

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

The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Basic EPS Numerator:
Net Income	$83.0	$68.0	$201.1	$83.2
Loss attributable to noncontrolling interest	0.3	0.3	0.6	0.6
Net Income excluding noncontrolling interest	83.3	68.3	201.7	83.8
Change in redemption value of noncontrolling interest	(0.3)	(0.3)	(0.6)	(0.6)
Earnings allocated to participating securities	(0.6)	(0.7)	(1.4)	(0.8)
Net Income allocated to common stockholders	$82.4	$67.3	$199.7	$82.4
Basic EPS Denominator:
Weighted average shares outstanding	112.0	112.1	112.2	102.1
Basic Net Income Per Common Share	$0.74	$0.60	$1.78	$0.81

Diluted EPS Numerator:
Net Income	$83.0	$68.0	$201.1	$83.2
Loss attributable to noncontrolling interest	0.3	0.3	0.6	0.6
Net Income excluding noncontrolling interest	83.3	68.3	201.7	83.8
Change in redemption value of noncontrolling interest	(0.3)	(0.3)	(0.6)	(0.6)
Earnings allocated to participating securities	(0.6)	(0.7)	(1.4)	(0.8)
Net Income allocated to common stockholders	$82.4	$67.3	$199.7	$82.4
Diluted EPS Denominator:
Weighted average shares outstanding	112.0	112.1	112.2	102.1
Dilutive common shares issued under stock program	0.3	0.4	0.4	0.2
Total dilutive weighted average shares	112.3	112.5	112.6	102.3
Diluted Net Income Per Common Share	$0.73	$0.60	$1.77	$0.81

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted net income per common share.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

21.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

As of June 30, 2018, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of June 30, 2018, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

Except as set forth herein, there have been no material changes during the period covered by this Form 10‑Q from the legal proceedings disclosures in our Annual Report on Form 10‑K for the year ended December 31, 2017.

City of Providence

On April 18, 2014, the City of Providence, Rhode Island filed a securities class action lawsuit in the Southern District of New York against Bats and Direct Edge Holdings LLC, as well as 14 other securities exchanges. The action purports to be brought on behalf of all public investors who purchased and/or sold shares of stock in the United States since April 18, 2009 on a registered public stock exchange (“Exchange Defendants”) or a U.S.-based alternate trading venue and were injured as a result of the alleged misconduct detailed in the complaint, which includes allegations that the Exchange Defendants committed fraud through a variety of business practices associated with, among other things, what is commonly referred to as high frequency trading. On May 2, 2014 and May 20, 2014, American European Insurance Company and Harel Insurance Co., Ltd. each filed substantially similar class action lawsuits against the Exchange Defendants which were ultimately consolidated with the City of Providence, Rhode Island securities class action lawsuit. On June 18, 2015, the Southern District of New York (the “Lower Court”) held oral argument on the pending Motion to Dismiss and thereafter, on August 26, 2015, the Lower Court issued an Opinion and Order granting Exchange Defendants’ Motion to Dismiss, dismissing the complaint in full. Plaintiff filed a Notice of Appeal of the dismissal on September 24, 2015 and its appeal brief on January 7, 2016. Respondent's brief was filed on April 7, 2016 and oral argument was held on August 24, 2016. Following oral argument, the Court of Appeals issued an order requesting that the SEC submit an amicus brief on whether the Lower Court had jurisdiction and whether the Exchange Defendants have immunity in the claims alleged.  The SEC filed its amicus brief with the Court of Appeals on November 28, 2016 and Plaintiff and the Exchange Defendants filed their respective supplemental response briefs on December 12, 2016. On December 19, 2017, the Court of Appeals reversed the Lower Court’s dismissal and remanded the case back to the Lower Court. On March 13, 2018, the Court of Appeals denied the Exchange Defendants’ motion for re-hearing.  The Exchange Defendants filed their opening brief for their motion to dismiss May 18, 2018, Plaintiffs’ response was filed June 15, 2018 and the Exchange Defendants’ reply was filed June 29, 2018. Given the preliminary

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

nature of the proceedings, the Company is unable to estimate what, if any, liability may result from this litigation. However, the Company believes that the claims are without merit and intends to litigate the matter vigorously.

VIX Litigation

On March 20, 2018, a putative class action complaint captioned Tomasulo v. Cboe Exchange, Inc., et al., No. 18-cv-02025 was filed in federal district court for the Northern District of Illinois alleging that the Company intentionally designed its products, operated its platforms, and formulated the method for calculating VIX and the Special Opening Quotation, (i.e., the special VIX value designed by the Company and calculated on the settlement date of VIX derivatives prior to the opening of trading), in a manner that could be collusively manipulated by a group of entities named as John Doe defendants.  A number of similar putative class actions, some of which do not name the Company as a party, have been filed in federal court in Illinois and New York on behalf of investors in certain volatility-related products. On June 14, 2018, the Judicial Panel on Multidistrict Litigation centralized the putative class actions in the federal district court for the Northern District of Illinois. The cases assert causes of action for, among others, alleged violations of the Sherman Act, the Commodity Exchange Act and/or the Securities Exchange Act.  Plaintiffs seek damages in an unspecified amount, and relief including treble damages, punitive damages and/or restitution, injunctive and equitable relief, pre and post judgment interest, attorneys’ fees and expenses and such other relief as the court may deem just and proper.  Given the preliminary nature of the proceedings, the Company is still evaluating the facts underlying the complaints, however, the Company currently believes that the claims are without merit and intends to litigate the matter vigorously. The Company is unable to estimate what, if any, liability may result from this litigation.

Contractual Obligations

The Company currently leases office space, data centers and remote network operations centers, with lease terms remaining ranging from three months to one hundred months as of June 30, 2018. Total rent expense related to these lease obligations, reflected in technology support services and facilities costs line items on the condensed consolidated statements of income, for the three months ended June 30, 2018 and 2017 were $2.9 million and $2.7 million, respectively, and $4.4 million and $4.4 million for the six months ended June 30, 2018 and 2017.

22.  SUBSEQUENT EVENTS

On August 1, 2018, the Company announced that its board of directors declared a quarterly cash dividend of $0.31 per share. The dividend is payable September 14, 2018 to stockholders of record at the close of business on August 31, 2018.

Additionally, the board of directors increased the share repurchase authorization by $100 million on August 1, 2018.

There have been no additional subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the six months ended June 30, 2018.

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

Acquisition-Related Costs

Acquisition-related costs relate to acquisitions and other strategic opportunities, including the Merger. The acquisition-related transaction costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance, write-offs of obsolete systems and other external costs directly related to mergers and acquisitions.

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

A number of significant structural, political and monetary issues continue to confront the global economy, and instability could return at any time, resulting in an increased level of market volatility, increased trading volumes and greater uncertainty. In contrast, many of the largest customers of our transactional businesses continue to adapt their business models as they address the implementation of regulatory changes initiated following the global financial crisis.

Financial Summary

The comparability of our results of operations between reported periods is impacted by the acquisition of Bats on February 28, 2017. Operating results and other financial metrics for U.S. Equities, European Equities and Global FX represent activity for the three and six months ended June 30, 2018, and three and four months ended June 30, 2017 as a result of the Bats acquisition on February 28, 2017. The following summarizes changes in financial performance for the three and six months ended June 30, 2018 and 2017 and certain non-GAAP financial measures. These non-GAAP financials measures assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items management believes do not reflect our underlying operations. Please see the footnotes below for additional information and reconciliations from our condensed consolidated financial statements.

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
	(in millions, except percentages, earnings per share, and as noted below)				(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$667.5	$640.8	$26.7	4.2%	$1,445.2	$997.0	$448.2	45.0%
Total cost of revenues	384.0	373.9	10.1	2.7%	833.2	536.7	296.5	55.2%
Revenues less cost of revenues	283.5	266.9	16.6	6.2%	612.0	460.3	151.7	33.0%
Total operating expenses	154.4	149.1	5.3	3.6%	315.2	316.4	(1.2)	(0.4)%
Operating income	129.1	117.8	11.3	9.6%	296.8	143.9	152.9	106.3%
Income before income tax provision	119.8	106.1	13.7	12.9%	279.2	124.4	154.8	124.4%
Income tax provision	36.8	38.1	(1.3)	(3.4)%	78.1	41.2	36.9	89.6%
Net income	$83.0	$68.0	$15.0	22.1%	$201.1	$83.2	$117.9	141.7%
Basic earnings per share	$0.74	$0.60	$0.14	23.3%	$1.78	$0.81	$0.97	119.8%
Diluted earnings per share	0.73	0.60	0.13	21.7%	1.77	0.81	0.96	118.5%
EBITDA(1)	178.9	173.7	5.2	3.0%	401.3	224.9	176.4	78.4%
EBITDA margin(2)	63.1%	65.1%	(2.0)%	*	65.6%	48.9%	16.7%	*
Adjusted EBITDA(1)	$187.5	$178.9	$8.6	4.8%	$418.7	$304.6	$114.1	37.5%
Adjusted EBITDA margin(3)	66.1%	67.0%	(0.9)%	*	68.4%	66.2%	2.2%	*
Adjusted earnings(4)	$118.2	$98.0	$20.2	20.6%	$273.4	$170.2	$103.2	60.6%
Diluted weighted average shares outstanding	112.3	112.5	(0.2)	(0.2)%	112.6	102.3	10.3	10.1%
Diluted Adjusted earnings per share(5)	$1.05	$0.87	$0.18	20.7%	$2.43	$1.66	$0.77	46.4%

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
	(in millions, except percentages, trading days, and as noted below)				(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Total touched contracts	7.1	7.0	0.1	1.4%	6.6	6.9	(0.3)	(4.3)%
Market ADV	18.8	16.7	2.1	12.6%	20.6	16.6	4.0	24.1%
Index contract ADV	1.8	1.9	(0.1)	(5.3)%	2.3	1.9	0.4	21.1%
Number of trading days	64	63	1	1.6%	125	125	—	—%
Total Options revenue per contract (RPC)	$0.241	$0.225	$0.016	7.1%	$0.248	$0.253	$(0.005)	(2.0)%
Multiply Listed Options RPC	0.063	0.060	0.003	5.0%	0.061	0.063	(0.002)	(3.2)%
Index Options RPC	0.753	0.694	0.059	8.5%	0.727	0.701	0.026	3.7%
Market share	37.7%	42.2%	(4.5)%	*	39.7%	38.2%	1.5%	*
U.S. Equities:
ADV:
Total touched shares (in billions)	1.4	1.4	—	0.0%	1.5	1.4	0.1	7.1%
Market ADV (in billions)	6.9	6.9	—	0.0%	7.2	6.9	0.3	4.3%
Trading days	64	63	1	1.6%	125	86	39	45.3%
Market share	18.9%	19.2%	(0.3)%	*	19.1%	19.2%	(0.1)%	*
U.S. Equities (net capture per one hundred touched shares)(7)	$0.023	0.023	—	—%	$0.023	$0.023	—	—%
U.S. ETPs: launches (number of launches)	15	26	(11)	(42.3)%	36	41	(5)	(12.2)%
U.S. ETPs: listings (number of listings)	275	181	94	51.9%	275	181	94	51.9%
Futures:
ADV (in thousands)	257.8	306.8	(48.9)	(16.0)%	311.5	296.4	15.1	5.1%
Trading days	64	63	1	1.6%	125	125	—	—%
Revenue per contract	$1.633	$1.762	$(0.129)	(7.3)%	$1.687	$1.765	$(0.078)	(4.4)%
European Equities:
ADNV:
Matched and touched ADNV (in billions)	€10.5	€10.3	€0.2	1.9%	€10.7	10.3	0.4	3.9%
Market ADNV (in billions)	47.4	48.6	(1.2)	(2.5)%	49.1	48.3	0.8	1.7%
Trading days	64	63	1	1.6%	127	86	41	47.7%
Market share	22.2%	21.3%	0.9%	*	21.7%	21.3%	0.4%	*
European Equities (net capture per matched notional value in basis points)(8)	0.183	0.162	0.021	13.0%	0.187	0.162	0.025	15.4%
Average Euro/British pound exchange rate	£0.876	£0.856	£0.020	2.3%	£0.880	£0.861	£0.019	2.2%
Global FX:
ADNV (in billions)	$38.4	$27.9	$10.5	37.6%	$40.0	28.4	11.6	40.8%
Trading days	65	65	—	—%	129	88	41	46.6%
Global FX (net capture per one million dollars traded)(9)	2.56	2.65	(0.09)	(3.4)%	2.51	2.64	(0.13)	(4.9)%
Average British pound/U.S. dollar exchange rate	$1.361	$1.278	$0.083	6.5%	$1.376	$1.256	$0.120	9.6%

*Not meaningful

(1)

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

The following tables are reconciliations of net income allocated to common stockholders to EBITDA and adjusted EBITDA (in millions):

	Three Months Ended June 30,
	2018
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$78.2	$36.9	$16.3	$3.7	$(1.8)	$(50.9)	$82.4
Interest	—	—	—	—	—	9.3	9.3
Income tax provision	—	0.6	—	2.7	0.1	33.4	36.8
Depreciation and amortization	12.1	21.3	0.1	7.9	8.6	0.4	50.4
EBITDA	90.3	58.8	16.4	14.3	6.9	(7.8)	178.9
Acquisition-related costs	5.8	—	—	0.4	—	2.4	8.6
Adjusted EBITDA	$96.1	$58.8	$16.4	$14.7	$6.9	$(5.4)	$187.5

	Three Months Ended June 30,
	2017
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$34.7	$32.8	$33.4	$1.8	$(4.2)	$(31.2)	$67.3
Interest	—	—	—	—	—	12.5	12.5
Income tax provision	35.6	0.6	—	1.8	0.1	—	38.1
Depreciation and amortization	14.2	24.4	0.4	7.4	9.1	0.3	55.8
EBITDA	84.5	57.8	33.8	11.0	5.0	(18.4)	173.7
Acquisition-related costs	—	—	—	—	—	4.7	4.7
Change in contingent consideration	—	—	—	—	0.5	—	0.5
Adjusted EBITDA	$84.5	$57.8	$33.8	$11.0	$5.5	$(13.7)	$178.9

	Six Months Ended June 30,
	2018
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$191.4	$70.0	$42.3	$7.3	$(4.8)	$(106.5)	$199.7
Interest	—	—	—	—	—	18.9	18.9
Income tax provision (benefit)	0.8	1.1	—	5.4	0.1	70.7	78.1
Depreciation and amortization	23.5	44.9	1.4	16.1	18.0	0.7	104.6
EBITDA	215.7	116.0	43.7	28.8	13.3	(16.2)	401.3
Acquisition-related costs	13.3	—	—	0.8	—	3.3	17.4
Adjusted EBITDA	$229.0	$116.0	$43.7	$29.6	$13.3	$(12.9)	$418.7

	Six Months Ended June 30,
	2017
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$97.6	$44.7	$59.3	$2.7	$(5.4)	$(116.5)	$82.4
Interest	—	—	—	—	—	20.4	20.4
Income tax provision (benefit)	37.7	0.9	—	2.5	0.1	—	41.2
Depreciation and amortization	25.1	32.5	0.7	9.9	12.1	0.6	80.9
EBITDA	160.4	78.1	60.0	15.1	6.8	(95.5)	224.9
Acquisition-related costs	—	—	—	—	—	69.9	69.9
Change in contingent consideration	—	—	—	—	0.7	—	0.7
Accelerated stock-based compensation	—	—	—	—	—	9.1	9.1
Adjusted EBITDA	$160.4	$78.1	$60.0	$15.1	$7.5	$(16.5)	$304.6

(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(3)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(4)

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

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net income allocated to common stockholders	$82.4	$67.3	$199.7	$82.4
Amortization	39.7	42.6	81.8	57.0
Acquisition-related costs	8.6	4.7	17.4	69.9
Debt issuance costs	—	0.9	—	0.9
Accelerated stock-based compensation	—	—	—	9.1
Interest and other borrowing costs	—	—	—	4.3
Change in fair value of contingent consideration	—	0.5	—	0.7
Change in redemption value of noncontrolling interest	0.3	0.3	0.6	0.6
Tax effect of adjustments	(12.6)	(18.0)	(25.6)	(54.0)
Net income allocated to participating securities	(0.2)	(0.3)	(0.5)	(0.7)
Adjusted earnings	$118.2	$98.0	$273.4	$170.2

(5)	Diluted Adjusted earnings per share represents Adjusted earnings divided by diluted weighted average shares outstanding.
(6)

Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX and EDGA and the number of trading days for the period.

(7)

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

Revenues

Total revenues increased in the three months and six months ended June 30, 2018, primarily as a result of increased transaction fees in the Options segment driven by a 8.5% increase and a 3.7% increase in index options revenue per contract, respectively. Also contributing to the increase was an increase in market data fees due to pricing changes enacted in the first quarter 2018. Generally, for the six months ended June 30, 2018 the increases were primarily driven by the additional two months of activity in 2018 from the Bats acquisition.

The following summarizes changes in revenues for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017:

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Transaction fees	$464.8	$453.9	$10.9	2.4%	$1,011.9	$710.3	$301.6	42.5%
Access fees	31.2	29.7	1.5	5.1%	59.8	47.5	12.3	25.9%
Exchange services and other fees	21.0	19.9	1.1	5.5%	43.0	35.3	7.7	21.8%
Market data fees	52.5	48.0	4.5	9.4%	106.7	70.5	36.2	51.3%
Regulatory fees	89.3	83.3	6.0	7.2%	205.6	121.6	84.0	69.1%
Other revenue	8.7	6.0	2.7	45.0%	18.2	11.8	6.4	54.2%
Total revenues	$667.5	$640.8	$26.7	4.2%	$1,445.2	$997.0	$448.2	45.0%

Transaction Fees

Transaction fees increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 increased primarily driven by increased revenue per contract in index options of 8.5% in the three months ended June 30, 2018 and increased index options volumes of 76.9% for the six months ended June 30, 2018. The six months ended June 30, 2018 also had a 10.8% increase in futures ADV over the same period in the prior year.

Access fees

Access fees increased for the three and six months ended June 30, 2018 compared to the same periods in 2017. For the three months ended June 30, 2018 the increase was primarily driven by an increase in the Futures segment’s access fees, as the pricing model was revised with the migration of the futures exchange to Bats technology on February 28, 2018. For the six months ended June 30, 2018, the increase was primarily driven by the additional two months of activity in 2018 from the Bats acquisition that added $11.8 million to access fee revenue.

Exchange services and other fees

Exchange services and other fees remained relatively flat for the three months ended June 30, 2018 compared to the same period in 2017 and increased for the six months ended June 30, 2018 primarily driven by the additional two months of activity in 2018 from the Bats acquisition that added $5.7 million.

Market Data Fees

Market data fees increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to pricing changes and subscriber growth in the U.S. Equities segment that contributed $2.7 million and an increase in Futures segment market data revenue of $1.0 million, driven by price increases for the three months ended June 30, 2018 compared to the prior period.  For the six months ended June 30, 2018 market data revenue increased over the prior year period driven by the additional two months of activity in 2018 from the Bats acquisition that added $29.7 million and an audit recovery in the U.S. Equities segment that added $3.1 million to market data fees.

Regulatory Fees

Regulatory transaction fees increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to increased trading volumes in U.S. equities and multiply-listed options.

Other Revenue

Other revenue increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to increased revenues for the European trade reporting facility of $1.0 million and $2.0 million, respectively and additional fines recognized of $1.8 million and $2.0 million for the three and six months ended June 30, 2018, respectively.

Cost of Revenues

Cost of revenues increased in the three and six months ended June 30, 2018 compared to the same period in 2017 primarily due to increased liquidity payments in the U.S. Equities segment driven by a 2.9% increase in liquidity payments per 100 shares. Generally, for the six months ended June 30, 2018 the increases were primarily driven by the additional two months of activity in 2018 from the Bats acquisition.

The following summarizes changes in cost of revenues for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017:

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Liquidity payments	$271.1	$266.5	$4.6	1.7%	$574.0	$371.8	$202.2	54.4%
Routing and clearing	9.8	12.2	(2.4)	(19.7)%	20.1	18.5	1.6	8.6%
Section 31 fees	81.1	74.6	6.5	8.7%	189.9	104.6	85.3	81.5%
Royalty fees	22.0	20.6	1.4	6.8%	49.2	41.8	7.4	17.7%
Total	$384.0	$373.9	$10.1	2.7%	$833.2	$536.7	$296.5	55.2%

Liquidity Payments

Liquidity payments increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily driven by pricing changes in the U.S. Equities segment that contributed $5.3 million and $10.4 million, respectively.  Also the increase in liquidity payments for the six months ended June 30, 2018 was due to the two months of additional Bats activity of $187.7 million.

Routing and Clearing

The decrease in routing and clearing fees for the three months ended June 30, 2018 compared to the same period in 2017 was primarily driven by a 94.4% decrease in routing fees in the U.S. Equities segment, while the increase in routing and clearing fees for the six months ended June 30, 2018 compared to the same period in 2017 was primarily driven by the additional two months of additional Bats activity of $5.8 million, partially offset by a 7.8% decrease in routing fees per 100 touched shares in the U.S. Equities segment.

Section 31 Fees

Section 31 fees increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily driven by the increased trading volumes in the U.S. equities and multiply listed options.

Royalty Fees

Royalty fees increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to higher trading volume in licensed products.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased in the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to increased transaction fees from index options and increased market data fees in U.S. Equities. These increases were offset by the decline in Futures transaction fees. Generally, for the six months ended June 30, 2018 the increases were primarily driven by the additional two months of activity in 2018 from the Bats acquisition.

The following tables summarize the components of revenues less cost of revenues for the three and six months ended June 30, 2018, presented as a percentage of revenues less cost of revenues and compared to the three and six months ended June 30, 2017:

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Transaction fees less liquidity payments and routing and clearing costs	$183.9	$175.2	$8.7	5.0%	$417.8	$320.0	$97.8	30.6%
Access fees	31.2	29.7	1.5	5.1%	59.8	47.5	12.3	25.9%
Exchange services and other fees	21.0	19.9	1.1	5.5%	43.0	35.3	7.7	21.8%
Market data fees	52.5	48.0	4.5	9.4%	106.7	70.5	36.2	51.3%
Regulatory fees, less Section 31 fees	8.2	8.7	(0.5)	(5.7)%	15.7	17.0	(1.3)	(7.6)%
Royalty fees	(22.0)	(20.6)	(1.4)	6.8%	(49.2)	(41.8)	(7.4)	17.7%
Other	8.7	6.0	2.7	45.0%	18.2	11.8	6.4	54.2%
Revenues less cost of revenues	$283.5	$266.9	$16.6	6.2%	$612.0	$460.3	$151.7	33.0%

Transaction Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction fees less liquidity payments and routing and clearing costs increased in the three and six months ended June 30, 2018 compared to the same periods in 2017. For the three months ended June 30, 2018 the increase was primarily driven by an 8.5% increase in index options revenue per contract, contributing $7.4 million, a 10.2% increase in European Equities net capture, contributing $3.5 million, a 37.6% increase in FX volumes, contributing $3.2 million, partially offset by a 16.0% decrease in futures ADV, impacting revenues less cost of revenues by $7.9 million.

For the six months ended June 30, 2018, the increase was driven by the additional two months of activity from the Bats acquisition of $38.4 million and a 76.9% increase in index options volumes.

Access Fees

Access fees increased for the three and six months ended June 30, 2018 compared to the same periods in 2017. For the three months ended June 30, 2018 the increase was primarily driven by an increase in the Futures segment access fees as the pricing model was revised with the migration of the futures exchange to Bats technology on February 28, 2018. For the six months ended June 30, 2018, the increase was primarily driven by the additional two months of activity in 2018 from the Bats acquisition that added $11.8 million to access fee revenue.

Exchange services and other fees

Exchange services and other fees remained relatively flat for the three months ended June 30, 2018 compared to the same period in 2017 and increased for the six months ended June 30, 2018 primarily driven by the additional two months of activity in 2018 from the Bats acquisition that added $5.7 million.

Market Data Fees

Market data fees increased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to pricing changes and subscriber increases in the U.S. Equities segment that contributed $2.7 million and an increase in Futures market data revenue of $1.0 million driven by price increases.  For the six months ended June 30, 2018 market data revenue increased over the prior period driven by the additional two months of activity in 2018 from the Bats acquisition that added $29.7 million and an audit recovery in U.S. Equities that added $3.1 million to market data fees.

Regulatory Fees, less Section 31 Fees

Regulatory fees, less Section 31 Fees, remained relatively flat in the three and six months ended June 30, 2018 compared to the same periods in 2017.

Royalty Fees

Royalty fees increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to higher trading volume in licensed products.

Other

Other revenue increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to increased revenues for the European trade reporting facility of $1.0 million and $2.0 million, respectively and additional levied fines recognized of $1.8 million and $2.0 million in the three and six months ended June 30, 2018, respectively.

Operating Expenses

Total operating expenses increased 3.6% for the three months ended June 30, 2018 and decreased 0.4% for the six months ended June 30, 2018 compared to the prior year period. The following summarizes changes in operating expenses for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017:

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Operating Expenses:
Compensation and benefits	$57.4	$50.0	$7.4	14.8%	$116.3	$97.8	$18.5	18.9%
Depreciation and amortization	50.4	55.8	(5.4)	(9.7)%	104.6	80.9	23.7	29.3%
Technology support services	11.8	12.0	(0.2)	(1.7)%	23.9	19.5	4.4	22.6%
Professional fees and outside services	17.3	16.9	0.4	2.4%	35.3	31.3	4.0	12.8%
Travel and promotional expenses	3.5	4.2	(0.7)	(16.7)%	7.2	7.5	(0.3)	(4.0)%
Facilities costs	2.9	2.7	0.2	7.4%	5.3	4.8	0.5	10.4%
Acquisition-related costs	8.6	4.7	3.9	83.0%	17.4	69.9	(52.5)	(75.1)%
Change in contingent consideration	—	0.5	(0.5)	(100.0)%	—	0.7	(0.7)	(100.0)%
Other expenses	2.5	2.3	0.2	8.7%	5.2	4.0	1.2	30.0%
Total operating expenses	$154.4	$149.1	$5.3	3.6%	$315.2	$316.4	$(1.2)	(0.4)%

Compensation and Benefits

Compensation and benefits increased for the three and six months ended June 30, 2018 compared to the same periods in 2017. For the three months ended June 30, 2018, the increase was primarily driven by $2.0 million of increased salaries and $1.1 million of additional equity compensation as annual salary increases took effect in the first quarter of 2018. Bonus expense increased $1.9 million as additional bonus targets were met in the second quarter of 2018. Additionally, $2.9 million of the expense increase was driven by additional taxes and benefits associated with the previously disclosed increases.

For the six months ended June 30, 2018, the increase was primarily driven by additional bonus expense of $4.5 million and two months of additional activity from the Bats acquisition that contributed $13.9 million.

Depreciation and Amortization

Depreciation and amortization decreased for the three months ended June 30, 2018 compared to the same period in 2017 primarily driven by the decrease in amortization of purchased intangible assets acquired as the cash flow method allocates the most expense to the periods immediately following the acquisition.

The increase in depreciation and amortization for the six months ended June 30, 2018 compared to the same period in 2017 is driven by the two additional months of amortization of the Bats intangible assets in 2018 of $31.1 million offset slightly by the decrease in 2018 amortization due to the cash flow methodology.

Technology Support Services

Technology support services costs were relatively flat for the three months ended June 30, 2018 compared to the same period in the prior year and increased for the six months ended June 30, 2018 compared to the prior year driven by the additional two months of Bats activity that contributed $4.7 million.

Professional Fees and Outside Services

Professional fees and outside services also remained flat for the three months ended June 30, 2018 compared to the same period in the prior year.  For the six months ended June 30, 2018 the increase was driven by the additional two months of activity related to the Bats acquisition in 2018 of $3.3 million.

Acquisition-related costs

Acquisition-related costs increased for the three months ended June 30, 2018 compared to the same period in 2017 primarily driven by increased severance related to synergies related to the Bats acquisition. For the six months ended June 30, 2018, acquisition-related costs decreased due to our acquisition of Bats in 2017. Acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance and retention costs, impairment of capitalized software and other external costs directly related to the mergers and acquisitions, as well as compensation-related expenses.

Operating Income

As a result of the items above, operating income for the three and six months ended June 30, 2018 was $129.1 million and $296.8 million compared to $117.8 million and $143.9 million, respectively, for same periods in 2017.

Interest Expense, Net

Net interest expense decreased in the three and six months ended June 30, 2018 as the outstanding long term debt balance decreased $112.0 million from June 30, 2017 to June 30, 2018. Also contributing to the decrease was the debt refinancing in both June 2017 and March 2018.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the three and six months ended June 30, 2018 was $119.8 million and $279.2 million compared to $106.1 million and $124.4 million, respectively, for the same periods in 2017, an increase of $13.7 million and $154.8 million, respectively.

Income Tax Provision

The effective tax rate from continuing operations was 30.8% and 35.9% for the three months ended June 30, 2018 and 2017, respectively, and 28.0% and 33.1% for the six months ended June 30, 2018 and 2017, respectively.  The decrease in the effective tax rate for the three and six months ended June 30, 2017 against the comparable periods in the prior year was primarily due to a lower corporate income tax rate in 2018 as a result of the Jobs Act.

Net Income

As a result of the items above, net income for the three months ended June 30, 2018 was $83.0 million compared to $68.0 million for the three months ended June 30, 2017, an increase of $15.0 million.

As a result of the items above, net income for the six months ended June 30, 2018 was $201.1 million compared to $83.2 million for the six months ended June 30, 2017, an increase of $117.9 million.

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

The following summarizes our total revenues by segment (in millions, except percentages):

				Percentage of					Percentage of
				Total					Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2018	2017	Change	2018	2017	2018	2017	Change	2018	2017
	(in millions, except percentages)					(in millions, except percentages)
Options	$244.1	$233.5	4.5%	36.6%	36.4%	$538.2	$426.2	26.3%	37.2%	42.7%
U.S. Equities	343.2	331.1	3.7%	51.4%	51.7%	733.7	451.3	62.6%	50.8%	45.3%
Futures	32.6	37.5	(13.1)%	4.9%	5.9%	76.5	67.4	13.5%	5.4%	6.8%
European Equities	32.9	27.6	19.2%	4.9%	4.3%	67.3	36.9	82.4%	4.7%	3.7%
Global FX	14.5	10.9	33.0%	2.2%	1.7%	29.1	14.9	95.3%	2.0%	1.5%
Corporate	0.2	0.2	—%	0.0%	0.0%	0.4	0.3	33.3%	0.0%	0.0%
Total revenues	$667.5	$640.8	4.2%	100.0%	100.0%	$1,445.2	$997.0	45.0%	100.0%	100.0%

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2018	2017	Change	2018	2017	2018	2017	Change	2018	2017
	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$136.4	$126.7	7.7%	55.9%	54.3%	$303.5	$255.6	18.7%	56.4%	60.0%
Operating expenses	58.3	65.5	(11.0)%	23.9%	28.1%	111.8	129.4	(13.6)%	20.8%	30.4%
Operating income	$78.1	$61.2	27.6%	32.0%	26.2%	$191.7	$126.2	51.9%	35.6%	29.6%
EBITDA(1)	$90.3	$84.5	6.9%	37.0%	36.2%	$215.7	$160.4	34.5%	40.1%	37.6%
EBITDA margin(2)	66.2%	66.7%	*	*	*	71.1%	62.8%	*	*	*

*Not meaningful

(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $9.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily driven by an 8.5% increase in index options revenue per contract. For the three months ended June 30, 2018, the Options segment’s operating income increased $16.9 million compared to the three months ended June 30, 2017.

Revenues less cost of revenues increased $47.9 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily driven by the two additional months of activity in 2018 from Bats, which contributed $8.3 million in the six months ended June 30, 2018, and a 76.9% increase in index options ADV. For the six months ended June 30, 2018, the Options segment’s operating income increased $65.5 million compared to the six months ended June 30, 2017.

U.S. Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our U.S. Equities segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2018	2017	Change	2018	2017	2018	2017	Change	2018	2017
	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$77.6	$74.4	4.3%	22.6%	22.5%	$157.3	$99.9	57.5%	21.4%	22.1%
Operating expenses	40.1	41.1	(2.4)%	11.7%	12.4%	86.0	54.4	58.1%	11.7%	12.1%
Operating income	$37.5	$33.3	12.6%	10.9%	10.1%	$71.3	$45.5	56.7%	9.7%	10.1%
EBITDA(1)	$58.8	$57.8	1.7%	17.1%	17.5%	$116.0	$78.1	48.5%	15.8%	17.3%
EBITDA margin(2)	75.8%	77.7%	*	*	*	73.7%	78.2%	*	*	*

*Not meaningful

(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $3.2 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily driven by increased market data fees of $2.7 million. For the three months ended June 30, 2018, the U.S. Equities segment’s operating income increased $4.2 million compared to the three months ended June 30, 2017.

Revenues less cost of revenues increased $57.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily driven by increased market data fees related to the two additional months included in 2018 from the Bats acquisition. For the six months ended June 30, 2018, the U.S. Equities segment’s operating income increased $25.8 million compared to the six months ended June 30, 2017.

Futures

The following summarizes revenues less costs of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2018	2017	Change	2018	2017	2018	2017	Change	2018	2017
	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$31.4	$36.2	(13.3)%	96.3%	96.5%	$73.7	$65.0	13.4%	96.3%	96.4%
Operating expenses	15.1	2.8	439.3%	46.3%	7.5%	31.2	5.7	447.4%	40.8%	8.5%
Operating income	$16.3	$33.4	(51.2)%	50.0%	89.1%	$42.5	$59.3	(28.3)%	55.6%	88.0%
EBITDA(1)	$16.4	$33.8	(51.5)%	50.3%	90.1%	$43.7	$60.0	(27.2)%	57.1%	89.0%
EBITDA margin(2)	52.2%	93.4%	*	*	*	59.3%	92.3%	*	*	*

*Not meaningful

(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

For the three months ended June 30, 2018 compared to the same period in 2017, the net revenue decreased $4.8 million due to a 16.0% decline in ADV and operating income decreased $17.1 million driven by the decline in ADV and an increase in allocated expenses to the Futures segment.

For the six months ended June 30, 2018 compared to the same period in 2017, the net revenue increased $8.7 million due to an increase of year-to-date ADV of 10.8%. Operating income decreased $16.8 million, primarily driven by an increase in allocated expenses to the Futures segment.

European Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our European Equities segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three months ended		Six Months Ended			Six months ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2018	2017	Change	2018	2017	2018	2017	Change	2018	2017
	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$23.4	$18.5	26.5%	71.1%	67.0%	$48.0	$24.6	95.1%	71.3%	66.7%
Operating expenses	16.9	15.0	12.7%	51.4%	54.3%	35.3	19.5	81.0%	52.5%	52.8%
Operating income	$6.5	$3.5	85.7%	19.8%	12.7%	$12.7	$5.1	149.0%	18.9%	13.8%
EBITDA(1)	$14.3	$11.0	30.0%	43.5%	39.9%	$28.8	$15.1	90.7%	42.8%	40.9%
EBITDA margin(2)	61.1%	59.5%	*	*	*	60.0%	61.4%	*	*	*

*Not meaningful

(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $4.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily driven by a 10.2% increase in net capture over prior year. The effect of the change in exchange rate of British pounds to U.S. dollars also contributed $2.0 million. For the three months ended June 30, 2018, the European Equities segment’s operating income increased $3.0 million compared to the three months ended June 30, 2017.

Revenues less cost of revenues increased $23.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily driven by an 13.3% increase in net capture over prior year. For the six months ended June 30, 2018, the European Equities segment’s operating income increased $7.6 million compared to the six months ended June 30, 2017. Also contributing to the increase were the two additional months of activity from the Bats acquisition in 2018.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2018	2017	Change	2018	2017	2018	2017	Change	2018	2017
	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$14.5	$10.9	33.0%	100.0%	100.0%	$29.1	$14.9	95.3%	100.0%	100.0%
Operating expenses	16.2	15.0	8.0%	111.7%	137.6%	33.8	20.2	67.3%	116.2%	135.6%
Operating loss	$(1.7)	$(4.1)	(58.5)%	(11.7)%	(37.6)%	$(4.7)	$(5.3)	(11.3)%	(16.2)%	(35.6)%
EBITDA(1)	$6.9	$5.0	38.0%	47.6%	45.9%	$13.3	$6.8	95.6%	45.7%	45.6%
EBITDA margin(2)	47.6%	45.9%	*	*	*	45.7%	45.6%	*	*	*

*Not meaningful

(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and adjusted EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $3.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily driven by a 37.6% increase in ADNV. For the three months ended June 30, 2018, the Global FX segment’s operating loss decreased $2.4 million compared to the three months ended June 30, 2017.

Revenues less cost of revenues increased $14.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily driven by a 40.8% increase in ADNV. For the six months ended June 30, 2018, the Global FX segment’s operating income decreased $0.6 million compared to the six months ended June 30, 2017. Also contributing to the increase were the two additional months of activity from the Bats acquisition in 2018.

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

Liquidity and Capital Resources

We expect our cash on hand at June 30, 2018 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under our revolving credit facility will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, any dividends, and opportunities for common stock repurchases under the previously announced program. We also plan to utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 11 “Debt” of the condensed consolidated financial statements for further information. Our long-term cash needs will depend on many factors including an introduction of new products, enhancements of current products, the geographic mix of our business and any potential acquisitions. We believe our cash from operations and the availability under our revolving credit facility will meet any long-term needs unless a significant acquisition is identified, in which case we expect that we would be able to borrow the necessary funds to complete such an acquisition.

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of June 30, 2018 decreased $6.9 million from December 31, 2017 primarily driven by our results from operations. See “—Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $48.5 million as of June 30, 2018. The remaining balance was held in the United States and totaled $91.5 million as of June 30, 2018. Our cash and cash equivalents held outside of the United States as of December 31, 2017 totaled $44.9 million, and are held in various foreign subsidiaries. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include investments with original or acquired maturities longer than three months but that mature in less than one year from the balance sheet date and are recorded at fair value. As of June 30, 2018 and December 31, 2017, financial investments primarily consisted of U.S. Treasury securities.

Cash Flow

The following table summarizes our cash flow data for the six months ended June 30, 2018 and 2017, respectively:

	Six Months Ended
	June 30,
	2018	2017
	(in millions)
Net cash provided by operating activities	$349.3	$172.1
Net cash used in investing activities	(97.4)	(1,467.4)
Net cash (used in) provided by financing activities	(249.8)	1,346.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5.6)	0.1
(Decrease) increase in cash and cash equivalents	$(3.5)	$51.3

Net Cash Flows Provided by Operating Activities

During the six months ended June 30, 2018, net cash provided by operating activities was $148.2 million greater than net income. The variance is primarily attributed to the adjustment for depreciation expense of $104.6 million and the change in the Section 31 fee payable of $84.3 million for the six months ended June 30, 2018.

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities for the six months ended June 30, 2018 and 2017 were $97.4 million and $1.5 billion, respectively. The variance is primarily attributed to our acquisition of Bats on February 28, 2017.

Net Cash Flows (Used in) Provided by Financing Activities

Net cash flows (used in) provided by financing activities for the six months ended June 30, 2018 and 2017 were $249.8 million and $1.3 billion, respectively. The variance is primarily attributed to our acquisition of Bats on February 28, 2017.

On March 13, 2015, Bats completed the acquisition of Hotspot FX Holdings LLC (“Hotspot”). In the second quarter of 2018, we paid the Hotspot seller $56.6 million relating to a tax sharing arrangement in connection with such acquisition. The contingent consideration liability represented a tax sharing arrangement with the seller for payment of 70% of the tax benefit from the amortization resulting from the Hotspot transaction for the first three years after the Hotspot acquisition date and 50% of the tax benefit for the remaining twelve years.

Financial Assets

The following summarizes our financial assets as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$140.0	$143.5
Financial investments	131.8	47.3
Less cash collected for Section 31 Fees	(155.8)	(70.5)
Adjusted Cash (1)	$116.0	$120.3

(1)

Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments minus cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
Term Loan Agreement	$275.0	$—
Prior Term Loan Agreement	—	300.0
3.650% Senior Notes	650.0	650.0
1.950% Senior Notes	300.0	300.0
Revolving Credit Agreement	—	—
Less unamortized discount and debt issuance costs	(10.9)	(12.1)
Total debt	$1,214.1	$1,237.9

As of June 30, 2018 and December 31, 2017, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of June 30, 2018, we had an additional $150.0 million available through our revolving credit facility. Together with adjusted cash, we had $266.0 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of June 30, 2018.

As of June 30, 2018, the 1.950% Senior Notes are classified as a current portion of long-term debt, as the maturity date is less than one year, due on June 28, 2019.

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

Under the program, for the three months ended June 30, 2018, the Company repurchased 468,913 shares of common stock at an average cost per share of $102.92, totaling $48.3 million. For the six months ended June 30, 2018, the Company repurchased 856,055 shares of common stock at an average cost per share of $107.26, totally $91.8 million.

Since inception of the program through June 30, 2018, the Company has repurchased 11,803,456 shares of common stock at an average cost per share of $50.40, totaling $594.9 million.

As of June 30, 2018, the Company had $155.1 million of availability remaining under its existing share repurchase authorizations.

Commercial Commitments and Contractual Obligations

As of June 30, 2018, our commercial commitments and contractual obligations included real property leases, operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent consideration and other obligations. See Note 21, Commitments and Contingencies, to the condensed consolidated financial statements for a discussion of commitments and contingencies and Note 11, Debt, for a discussion of the outstanding long-term debt.

Off Balance Sheet Arrangements

As of June 30, 2018 we did not have any off-balance sheet arrangements.

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

For the three and six months ended June 30, 2018, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
		British		British
	Euro (1)	Pound (1)	Euro (1)	Pound (1)
	(in millions, except		(in millions, except
	percentages)		percentages)
Foreign denominated % of:
Revenues	0.9%	4.0%	1.5%	2.8%
Cost of revenues	0.4%	2.0%	1.0%	1.2%
Operating expenses	0.1%	2.3%	0.3%	1.1%
Impact of 10% adverse currency fluctuation on:
Revenues	0.7	3.0	2.4	4.2
Cost of revenues	0.2	0.9	0.9	1.0
Operating expenses	—	0.4	0.1	0.4

(1)	An average foreign exchange rate to the U.S. dollar for the period was used.

Equity Risk

Our investment in European operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European business are denominated in British pounds. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and income into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive loss

(income) within stockholders’ equity on our consolidated statements of financial condition. Our primary exposure to this equity risk as of June 30, 2018 is presented by foreign currency in the following table:

British
Pound (1)
(in millions)
Net equity investment in Cboe Europe	$715.4
Impact on consolidated equity of a 10% adverse currency fluctuation	$71.5

(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds into U.S. dollars as of June 30, 2018.

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

Historically, we have not incurred any liability due to a customer’s failure to satisfy its contractual obligations as counterparty to a system trade. Credit difficulties or insolvency, or the perceived possibility of credit difficulties or insolvency, of one or more larger or more visible market participants could also result in market-wide credit difficulties or other market disruptions.

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

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of June 30, 2018 and 2017, our cash and cash equivalents and financial investments were $271.8 million and $190.8 million, respectively, of which $66.8 million is held outside of the United States in various foreign subsidiaries in 2018.  The remaining cash and cash equivalents and financial instruments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial instruments.

As of June 30, 2018, we had $1.225 billion in outstanding debt, of which $950 million relates to our Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. The remaining amount outstanding of $275.0 million relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under the Term Loan Agreement as of June 30, 2018 would decrease annual pre-tax earnings by $2.75 million, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement, as this facility bears interest at fluctuating rates. As of June 30, 2018, there were no outstanding borrowings under our Revolving Credit Agreement. See Note 11, Debt, to the consolidated financial statements for a discussion of debt agreements.

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

b) Internal controls over financial reporting. As of March 31, 2018 we have integrated the acquired Bats Global Markets, Inc. operations into our overall internal controls over financial reporting.

During the quarter ended June 30, 2018, we implemented various process and information enhancements, principally related to the implementation of new general ledger, payroll and accounts payable software. This software implementation is part of an ongoing process and we plan to migrate other financial processing systems in 2018.  These process and information enhancements have resulted in modifications to the internal controls over general ledger and accounts payable systems. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of system change and will continue that through the migration of remaining financial processing systems.

Except as described above, no changes occurred in the Company’s internal control over financial reporting during second quarter 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The table below shows the purchases of equity securities by the Company in the three months ended June 30, 2018, reflecting the purchase of common stock under the Company's share repurchase program:

			Total Number of
			Shares Purchased	Approximate Dollar
			as Part of Publicly	Value of Shares that
	Total Number of	Average Price	Announced Plans	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	or Programs	Under the Plans or Programs
April 1 to April 30, 2018	63,620	$111.53	63,620	$196,323,882
May 1 to May 31, 2018	159,293	101.53	159,293	180,150,942
June 1 to June 30, 2018	246,000	101.59	246,000	155,160,630
Total	468,913	$102.92	468,913

Purchase of common stock from employees

The table below reflects the acquisition of common stock by the Company in the three months ended June 30, 2018 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

Period	Total number of shares purchased	Average price paid per share
April 1 to April 30, 2018	—	$—
May 1 to May 31, 2018	654	106.60
June 1 to June 30, 2018	1,803	101.00
Total	2,456	102.86

Use of Proceeds

None.

Item 3.       Defaults upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

Exhibit No.	Description
10.1	Cboe Global Markets, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 18, 2018.*
10.2	Form of Restricted Stock Unit Award Agreement (3 Year Cliff Vest), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 18, 2018.*

12.1	Ratio of Earnings to Fixed Charges (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS	XBRL Instance Document (Filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).

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
Date: August 3, 2018

By:	/s/ Brian N. Schell
Brian N. Schell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 3, 2018