Form 10-K
period 2018-12-31
Cboe Global Markets, Inc.
filed 2019-02-22
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-34774

Cboe Global Markets, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5446972
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

400 South LaSalle Street
Chicago, Illinois	60605
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code

(312) 786-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	Cboe BZX

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2018, the aggregate market value of the Registrant's outstanding voting common equity held by non-affiliates was approximately $11.7 billion based on the closing price of $104.07 per share of common stock.

The number of outstanding shares of the registrant's common stock as of February 15, 2019 was 111,596,097 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cboe Global Market’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2018, are incorporated by reference in Part III.

CBOE GLOBAL MARKETS, INC.

2018 FORM 10-K

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

•	"Cboe FX" refers to Cboe FX Holdings, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"Cboe Options" refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"Cboe SEF" refers to Cboe SEF, LLC, our swap execution facility that is a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"Cboe Trading" refers to our broker-dealer entity, Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United States.
•	"CFE" refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"CFTC" refers to the U.S. Commodity Futures Trading Commission.
•	"EDGA" refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"EDGX" refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•	"Exchanges" refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.
•	"FASB" refers to the Financial Accounting Standards Board.
•	"FCA" refers to the U.K. Financial Conduct Authority.
•	“FINRA” refers to the Financial Industry Regulatory Authority.
•	"GAAP" refers to Generally Accepted Accounting Principles in the United States.
•	"Merger" refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
•	"OCC" refers to The Options Clearing Corporation.
•	"OPRA" refers to Options Price Reporting Authority, LLC.
•	"SEC" refers to the U.S. Securities and Exchange Commission.
•	"SPX" refers to our S&P 500 Index exchange-traded options products.
•	“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
•	"VIX" refers to the Cboe Volatility Index methodology.

TRADEMARK AND OTHER INFORMATION

Cboe®, Bats®, BYX®, BZX®, Cboe Options Institute®, Cboe Vest®, Cboe Volatility Index®, CFE®, EDGA®, EDGX®, LiveVol®, Silexx® and VIX® are registered trademarks, and Cboe Global MarketsSM, Cboe Futures ExchangeSM, C2SM, SilexxSM and SPXSM and are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100® and S&P 500® are registered trademarks of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indexes are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. MSCI, and the MSCI index names are service marks of MSCI Inc., used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indexes are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.

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

Some factors that could cause actual results to differ include:

•	the loss of our right to exclusively list and trade certain index options and futures products;
•	economic, political and market conditions;
•	compliance with legal and regulatory obligations;
•	price competition and consolidation in our industry;
•	decreases in trading volumes, market data fees or a shift in the mix of products traded on our exchanges;
•	legislative or regulatory changes;
•	potential difficulties in our migration of trading platforms and our ability to retain employees as a result of the Merger;
•	our ability to protect our systems and communication networks from security risks, cybersecurity risks, insider threats and unauthorized disclosure of confidential information;
•	increasing competition by foreign and domestic entities;
•	our dependence on and exposure to risk from third parties;
•	fluctuations to currency exchange rates;
•	our index providers' ability to maintain the quality and integrity of their indexes and to perform under our agreements;
•	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
•	our ability to attract and retain skilled management and other personnel, including those experienced with post acquisition integration;
•	our ability to accommodate trading volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;
•	misconduct by those who use our markets or our products;
•	challenges to our use of open source software code;
•	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;
•	damage to our reputation;
•	the ability of our compliance and risk management methods to effectively monitor and manage our risks;
•	our ability to manage our growth and strategic acquisitions or alliances effectively;
•	restrictions imposed by our debt obligations;
•	our ability to maintain an investment grade credit rating;

•	impairment of our goodwill, investments or intangible assets; and
•	the accuracy of our estimates and expectations.

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

PART I

Item 1.    Business

The following description of the business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2018. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Cboe Global Markets, Inc. is one of the world’s largest exchange holding companies, offering cutting-edge trading and investment solutions to investors around the world. The Company is committed to relentless innovation, connecting global markets with world-class technology, and providing seamless solutions that enhance the customer experience.

Cboe offers trading across a diverse range of products in multiple asset classes and geographies, including options, futures, U.S. and European equities, exchange-traded products (“ETPs”), global foreign exchange (“FX”) and multi-asset volatility products based on the VIX Index, the world’s barometer for equity market volatility. Cboe’s trading venues include the largest options exchange in the U.S. and the largest stock exchange by value traded in Europe. In addition, the Company is one of the largest stock exchange operators by volume in the U.S. and a leading market globally for ETP trading.

The Company reports the results of its operations in five business segments: Options, U.S. Equities, Futures, European Equities and Global FX. Our operating revenues consist primarily of transaction fees, regulatory fees, market data fees and connectivity fees. We also generate revenue from both the calculation and dissemination of index values and from the licensing of our proprietary products. Transaction fee revenues are generated on the contracts or shares traded on our exchanges. In 2018, approximately 68.6% of our net revenues were transaction fee revenues.

Our principal executive offices are located at 400 South LaSalle Street, Chicago, Illinois 60605, and our telephone number is (312) 786-5600. Our web site is www.cboe.com. Information contained on or linked through our web site is not incorporated by reference into this Annual Report on Form 10-K.

Our Business

Cboe Options was founded in 1973 as a non-stock corporation owned by its members. Cboe Options was the first organized marketplace for the trading of standardized, exchange-traded options on equity securities. In 2004, CFE began operations as a futures exchange. Cboe Global Markets was incorporated in the State of Delaware on August 15, 2006. In June 2010, Cboe Options demutualized, Cboe Options, CFE and C2 became wholly-owned subsidiaries of Cboe Global Markets and Cboe Global Markets completed its initial public offering. In October 2010, C2 initiated operations. As described in further detail below, on February 28, 2017, the Company completed the acquisition of Bats. Following the acquisition, on October 16, 2017, we changed our legal name from CBOE Holdings, Inc. to Cboe Global Markets, Inc. On September 17, 2018, we voluntarily delisted our common stock from Nasdaq Global Select Market and transferred the listing to Cboe BZX Exchange.

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

As a result of the Merger, in 2017 the Company began reporting five business segments: Options, U.S. Equities, Futures, European Equities, and Global FX. Prior to this, the Company operated as a single reportable business segment as of December 31, 2016.

•

Options. The Options segment includes our options exchange business, which lists for trading (i) options on market indexes (“index options”), including the VIX Index and SPX, mostly on an exclusive basis, (ii) non-exclusive "multiply-listed" options, such as options on the stocks of listed individual corporations (“equity options”) and (iii) options on other ETPs, such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETN”). These options trade on Cboe Options, C2, BZX and EDGX. Cboe Options is our primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. This integration of electronic trading and traditional open outcry trading into a single exchange is known as our Hybrid trading model. C2, BZX and EDGX are our all-electronic exchanges that also offer trading in listed options, and typically operate with different market models and fee structures than Cboe Options. It also includes market data revenue generated from the U.S. tape plans and from the sale of associated proprietary market data.

•

U.S. Equities. The U.S. Equities segment includes listed cash equities and ETP transaction services that occur on BZX, BYX, EDGX and EDGA. It also includes ETP listings, market data revenue generated from the U.S. tape plans, and from the sale of proprietary market data, routing services, connectivity fees and advertising activity from ETF.com.

•

Futures. The Futures segment includes the business of our futures exchange, CFE, which lists futures on the VIX Index, corporate bond indexes and bitcoin and other futures products. It also includes market data revenue generated from the sale of associated proprietary market data.

•

European Equities. The European Equities segment includes the pan‑European listed cash equities transaction services, ETPs, exchange‑traded commodities, and international depository receipts that occur on the RIE, operated by Cboe Europe Equities. It also includes the listed cash equities and ETPs routed transaction services that occurred through Cboe Chi-X Europe, as well as the listings business where ETPs can be listed on Cboe Europe Equities. Cboe Europe Equities operates two lit books, a periodic auctions book, a Large In Scale trading negotiation facility and two dark books on its MTF, and operates one lit book and one dark book on its RM. On its MTF books, Cboe Europe Equities offers trading in listed cash equity securities from 18 European markets. It also includes market data revenue generated from the sale of associated proprietary market data.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 - Segment Reporting to the notes to our Consolidated Financial Statements for discussion of revenues, and operating income (loss) by business segment. Certain areas within our segments operate globally. For information regarding risks related to our international operations see “Risk Factors.”

The following chart illustrates volume and notional value for Options (Cboe Options, C2 Options, BZX Options and EDGX Options); Futures (CFE); U.S. Equities (BZX Equities, BYX Equities, EDGA Equities, EDGX Equities); European Equities; and Global FX (Cboe FX) for the periods indicated (which includes information prior to the acquisition of Bats):

	Annual Volumes
	2018	2017	2016
Options ADV (in millions)	7.9	6.9	4.5
U.S. Equities ADV (in billions)	1.4	1.3	1.6
Futures ADV (in thousands)	300.0	294.8	238.8
European Equities touched ADNV (€ in billions)	10.4	9.4	10.6
Global FX ADNV ($ in billions)	37.4	29.5	26.9

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

•

Leading Proprietary Technology. Bats’ leading proprietary technology was designed in-house to optimize reliability, speed, scalability and versatility. The trading technology platforms have experienced very low operational downtime and have low latency. We believe that this reliability, capacity and speed gives our customers an additional incentive to use our platforms to mitigate trade execution risk, especially in times of extreme market volatility. We plan to further utilize Bats’ leading proprietary trading technology for trading in all of our equities, options and futures markets, which is expected to enhance reliability, speed, efficiency, versatility, resiliency and scalability and result in uniformity of customer experience across all of our markets. C2 and CFE were migrated to Bats’ trading platform on February 25, 2018 and May 14, 2018, respectively. We expect to migrate Cboe Options to Bats’ trading platform on October 7, 2019.

•

Leading Market Position, Reputation and Brand. We are a leading global operator of securities exchanges and other electronic markets and have a strong market share in the markets we serve. Cboe Options, the largest U.S. options exchange, based on both contract volume and notional value, and one of the largest options exchanges in the world, is an options market leader. As the creator of listed options and other significant products in the listed options industry, including the VIX Index and VIX futures and options, Cboe is a leading brand name in the options and volatility space. In U.S. listed cash equities, we are one of the largest three exchange operators, with a market share of 18.4% of the overall U.S. equity market for the year ended December 31, 2018. In European-listed equities, we execute the largest notional value of pan-European equities traded by a single market operator, with a market share of 22.3% of European trading in the securities available for trading on Cboe Europe Equities for the year ended December 31, 2018. In addition, we have a substantial presence in the spot FX markets, with a 15.1% market share of the publicly reported institutional spot FX markets for the year ended December 31, 2018. The combination of our attractive market positions, the quality of our markets and the expertise of our teams have enabled us to grow our market share across most of our markets.

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

Growth Strategy

Our mission is “to power your potential to stay ahead of an evolving market” and is brought to life through: (1) relentless innovation to expand our diverse offering for investors around the world, (2) cutting-edge technology to connect customers to global markets, and (3) seamless solutions to enhance the customer experience through insights, education, data, analytics and more. We expect to further grow our business and increase our revenues and profitability by following our mission and pursuing the following growth strategies:

•

Expand Our Customer Base. The acquisition of Bats expanded our customer base through geographic expansion and broader product offerings and leveraged alliances that complement our core business. We intend to continue our efforts to grow the use of our products domestically and internationally, by intensifying our business development efforts to target new institutional investors and retail investors and to inform them about how to trade our products, especially our proprietary products. With our expanded sales team through the Bats acquisition, we are able to increase our cross selling efforts and reach a larger group of potential customers domestically and internationally. We also intend to continue to offer investor education and a wide breadth of educational resources for both institutional and retail customers through the Cboe Options Institute and through our comprehensive website, as well and through our presence at industry trade shows and participation in industry forums. We have expanded, and intend to continue growing, our educational offerings, including through the Cboe Risk Management Conferences (“RMC”), which are held annually in the United States, Europe and Asia. Cboe Europe also expanded access in 2018 to securities listed in Czech Republic, Hungary and Poland.

•

Develop Innovative Products and Services. We are continuing to explore the development of index and other high margin derivative products to trade on our exchanges. We intend to license and create proprietary intellectual property to develop proprietary products that meet the needs of the derivatives industry, both through strategic relationships and internally developed products, while continuing to diversify our product line across asset classes. In addition, as market share and volumes on our exchanges and trading platforms continue to rise, we believe that additional proprietary market data, analytics and connectivity revenues can be generated while continuing to offer competitive pricing across all of our segments. In 2018, we continued to leverage relationships to extend our product offering by launching new products, such as futures on corporate bond indexes. The MiFID II (defined below) solutions that we implemented in 2018, Periodic Auctions and Cboe Large-In-Scale, have seen strong adoption from our clients searching for MiFID II compliant solutions.

•

Grow U.S. Equities by Expanding Listings. We were the number one market by continuous trading volume for ETPs in 2018. We believe this trading market share leadership can be used to attract new ETP listings or transfers of existing ETPs listed on other exchanges in both the United States and Europe. In 2018, Cboe added to its U.S. market 61 new ETPs and 12 transfers. In addition to generating more revenues from increased trading volume in ETPs, we believe listing ETPs offers the opportunity to generate incremental fees from opening and closing auctions, as well as value‑added market data and analytics. In Europe, we are capitalizing on changes to regulatory transparency requirements that encourage ETP trading to migrate to regulated exchange markets like Cboe Europe Equities. We also expect continued global industry expansion in ETP launches, trading volumes and assets, which we hope will create additional opportunities for us to serve issuers, liquidity providers and investors.

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

•

MSCI. We have the exclusive right in the United States to offer options on six of MSCI’s indexes, as a result of a licensing arrangement with MSCI Inc. We currently offer options on two of these indexes, the MSCI EAFE and the MSCI Emerging Markets Indexes.

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

Listing

Cboe serves as a listing destination for ETPs in the U.S. and Europe. In 2018, Cboe’s market specifically structured and designed for ETP issuers and their investors added 61 listings and won 23 percent of all new U.S. ETP listings. There are now 290 ETPs globally listed on Cboe from 55 different issuers. We offer fully‑automated opening, closing and halt reopening auctions for our listed securities, which are designed to maximize the efficiency of the price discovery process.

Cboe also offers issuers the choice of a more traditional market maker program referred to as the Cboe Lead Market Maker (“LMM”) program on Cboe BZX and the Cboe Europe Equities Liquidity Provider Program (“LPP”) on Cboe Europe Equities. An LMM has certain quoting obligations and for meeting those enhanced obligations, Cboe pays the LMM an enhanced rebate for executions against its displayed orders in the issuer’s security and charges a reduced fee when the LMM executes against other orders in the issuer’s security. Under the LPP, Cboe Europe Equities offers three programs designed for participants that wish to provide liquidity by posting and maintaining executable quotes within certain set parameters with the result of providing liquidity on a regular and ongoing basis. Cboe BZX also offers the Cboe Liquidity Management Provider (“LMP”) Program (“LMP Program”). The LMP Program is a rewards-based program that incentivizes liquidity providers to make a better market in ETPs. Incentives are based on an LMP’s quote quality in the Cboe LMP Program securities, which include all Cboe-listed ETPs and certain non-Cboe-listed ETPs.

Market Data

We derive a portion of our revenue from market data fees from U.S. tape plans, including Unlisted Trading Privileges (“UTPs”), the Consolidated Tape Association (“CTA”) and OPRA. Fees, net of plan costs, from UTP, CTA, and OPRA are allocated and distributed to plan participants like us according to their share of tape fees based on a formula, required by Regulation NMS, which may take into account both trading and quoting activity.

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

Our Models

To meet various market demands we utilize a variety of market and pricing models. Cboe Options utilizes various models in different listed options classes, with different combinations of customer priority, participation rights and pro-rata, modified pro-rata or price-time priority depending on the product. We have adopted a pro-rata model on listed equity options trading on C2 and EDGX. Cboe Options and EDGX Options utilize a “classic” pricing model that charges a fee to market makers and a portion of that fee is then provided back to customers’ brokers (known as payment for order flow). The classic pricing model also provides customers with rebates and volume incentive programs and charges fees to non-customers. In our proprietary products, we assess transaction fees on all participants, with the amount of the fee based on the market participant’s role and the origin of the underlying order, and subject to discounts based on relative volume or trading strategies.

CFE utilizes a price-time priority model for VIX futures and clients are charged transaction fees that vary depending on the type of market participant on whose behalf a trade is made and on whether the trade is executed through CFE’s central limit order book, or is a block trade. CFE also has rebate schedules for VIX futures that provide rebates for satisfying designated trading volume thresholds and has also adopted a maker–taker fee structure for weekly VIX futures.

We have adopted a price-time priority model and “maker-taker” and “taker-maker” pricing models in certain of our markets. Under our “maker-taker” pricing model, on BZX (for both listed cash equity securities and listed equity options), EDGX (for listed cash equity securities) and C2 (options), a customer posting an order on our book (the “liquidity maker”) is paid a rebate for an execution occurring against that order, a customer executing against an order resting on our book (the “liquidity taker”) is charged a fee. We generate a substantial portion of our operating income from the difference between the “maker” rebate and the “taker” fee. Although customers must pay a fee to access that liquidity, that fee is explicitly disclosed and charged to all customers on a non-discriminatory basis. Conversely, the BYX and EDGA listed cash equity securities “taker-maker” pricing model provides that a liquidity taker will be paid a rebate, and the liquidity maker will be charged a fee. In Europe, following the implementation of MiFID II, rebates are no longer generally available unless they are tied to a market making scheme or specific service. Cboe Europe Equities is therefore moving away from its traditional maker-taker pricing model to one where a participant must meet certain performance criteria to earn rebates.

The Cboe FX platform uses a price‑firmness-time priority model and clients are charged either a flat or tiered commission rate based upon the notional amount traded on the platform.

Our exchanges also charge fees for the opportunity to trade or access our exchanges, including fees for trading-related functionality. To facilitate trading, we also charge fees for certain technology services, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services.

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

Competition

The industry in which we operate is intensely competitive. We believe we face competition on a number of factors, including:

•	the price, quality and speed of our trade execution;
•	functionality and ease of use of our trading platforms;
•	range of our products and services;
•	integrity of our marketplaces;
•	technological innovation and adaption; and
•	our reputation.

We believe that we compete favorably with respect to these factors through a variety of methods, including:

•	offering access to a broad array of products and services, including proprietary products and market data;
•	offering fee schedules, pricing models that both attract order flow and provide incentives to liquidity providers;
•	providing advanced technology that offers broad functionality, low latency, fast execution, ease of use, scalability, reliability and security;
•	offering efficient, transparent and liquid marketplaces;
•	offering deep and liquid markets with opportunities for price improvement;
•	maintaining close relationships with customers; and
•	providing customers with a comprehensive source of information on options and ETPs as well as extensive options education.

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

The multiply-listed options industry is extremely competitive. We expect this trend to continue. The number of U.S. options exchanges that we compete with is 11 exchanges, as of December 31, 2018, in large part due to existing exchange holding companies opening new exchanges that offer different markets and pricing models on existing technology. Most of the equity options and options on ETPs listed and traded on our exchanges are also listed and traded on the other options exchanges. In addition, the options exchanges that we compete with set fees and rebates to attract multiply-listed options business to their exchanges, which has historically reduced the net revenue per contract that we generate from multiply-listed options, and the options exchanges that we compete with structure their options businesses in partnership with established market participants, such as consolidators, and other order flow providers, to increase their volume traded.

Our U.S. listed cash equity securities and listing services compete against nine other exchanges and several alternative trading systems (“ATSs”). Market participants have multiple venues for the execution of orders, including national securities exchanges and numerous off‑exchange venues, including ATSs operating “dark pools” that do not publicly display quotations, “lit” ATSs that publicly display quotations operating as electronic communication networks, and broker‑dealers who internalize orders off‑exchange. Additionally, issuers have multiple venues for the listing of their products, including other national and regional exchanges.

The market for execution services in Europe has become significantly more competitive following the introduction of the Markets in Financial Instruments Directive (Directive 2004/39/EC) (“MiFID”). We expect that competition in pan-European trading will continue to increase in the near term, though the Directive on Markets in Financial Instruments (Directive 2014/65/EU) repealing Directive 2004/39/EC (“MiFID II”) and the Regulation on Markets in Financial Instruments (Regulation (EU) No 600/2014) (“MiFIR”) place more onerous conditions on trading venues and investment firms and restrict certain types of trading activity. New MTFs emerged that have captured significant market share from existing national exchanges. Our major competitors in Europe include national stock exchanges and other pan-European market operators as of December 31, 2018.

The spot FX market remains severely fragmented, with transparent automated marketplaces such as Cboe FX challenging a small number of similarly situated competitors. While the spot FX market recently has been experiencing a shift from competing interbank platforms to ECNs, the electronification of the spot FX market may encounter resistance from clients that still prefer to utilize the phone, instant chats, terminals and key banking relationships for price discovery and trading. Furthermore, electronification of the FX market appears to be experiencing more resistance outside the United States. The electronic spot FX market is also intensely competitive, with over 10 other venues competing for market share as of December 31, 2018.

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

Technology

Cboe Trading Technology

Cboe currently operates two distinct technology platforms for its equity, options and futures markets, Cboe Command and the Bats trading platform. Cboe Options is currently operating on Cboe Command. C2, CFE, BZX, BYX, EDGA, EDGX and Cboe Europe Equities all operate on the Bats platform. CFE’s migration to Bats’ trading platform was completed on February 25, 2018 and C2’s migration was completed on May 14, 2018. We also plan to utilize Bats’ leading proprietary technology by migrating trading on Cboe Options onto Bats’ trading platform which is expected to be completed on October 7, 2019. Until the migration is completed, Cboe Options is expected to continue operating on Cboe Command. In addition, Cboe operates a separate FX trading platform for Global FX.

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

Our trading platforms have experienced very low operational downtime and low latency. The trading platforms use readily available hardware, thereby minimizing capital outlays required for each new market entry. Also, in order to continue to implement new enhancements to the Bats trading platforms, new releases of software are deployed on a weekly basis in all of the applicable markets.

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

Cboe Trading is a routing broker-dealer used by our four U.S. equity exchanges and our BZX, C2 and EDGX exchanges for options.

Regulatory Environment and Compliance

Various aspects of our business are subject to regulation by the SEC, CFTC, FINRA, ESMA and FCA and market participants may be subject to regulation by the SEC, CFTC, FINRA, FCA, Board of Governors of the Federal Reserve, U.S. Department of the Treasury and/or foreign regulators. The following is a discussion of the more significant areas of regulation of us by the SEC, the CFTC, and certain European regulators.

Recent Developments

Laws and regulations regarding our business are frequently modified or changed to address perceived problems, new products, competition or at the request of market participants. The following is a summary of the general regulatory structure and brief discussion of recent regulatory developments that may significantly impact our business.

United States

Transaction Fee Pilot

In December 2018, the SEC approved a transaction fee pilot in national market system (“NMS”) stocks (the “transaction fee pilot”). The pilot will subject stock exchange transaction fee pricing, including maker-taker fee-and-rebate pricing models, to new temporary pricing restrictions across two test groups, and require the exchanges to prepare data to be submitted to the SEC. The pilot includes a test group that will prohibit rebates and linked pricing, as well as a test group that will impose a cap of $0.0010 for removing or providing displayed liquidity. Once commenced, the pilot will last for up to two years with an automatic sunset at one year unless extended by the SEC.

The transaction fee pilot may cause Cboe’s equities exchanges, BZX, BYX, EDGX and EDGA, to require additional resources to comply with or challenge the pilot and it may have a material impact on our business, financial condition and operating results if, for example, order flow shifts away from exchanges were to occur. See Note 23 (“Commitments, Contingencies, and Guarantees—Legal Proceedings”) for more information.

Europe

MiFID Review

The overarching objective of MiFID II and MiFIR is to further the stability, integrity, transparency and efficiency of E.U. financial markets, as well as to enhance investor protection. MiFID II and MiFIR began to apply in January 2018. This legislation has resulted in a significant change in the E.U. regulatory landscape for trading and clearing. Cboe Europe Equities and its customers have incurred significant costs related to the implementation of these requirements and may continue to incur additional costs as the regulation evolves through further guidance or legislation.

Capital Markets Union

The E.C. has highlighted one of its top priorities as being the establishment of a fully functioning, well‑regulated Capital Markets Union by 2019. In February 2015, the E.C. adopted a Green Paper outlining its possible scope and highlighting five short‑term priority areas, including securitization, updating the Prospectus Directive, Small and Medium Enterprise (“SME”) credit information, private placements and finalization of the European Long Term Investment Funds. An Action Plan of concrete steps was set out in September 2015, and an update of the list of initiatives was published in September 2016. This remains an ongoing project for the E.C., which may result in additional regulation or legislation.

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

As registered national securities exchanges, virtually all facets of our Exchange operations are subject to the SEC’s oversight, as prescribed by the Exchange Act. The Exchange Act and the rules thereunder impose on us many regulatory and operational responsibilities, including record keeping and the day-to-day responsibilities for market operations and broker-dealer oversight. Furthermore, as SROs, the Exchanges are potentially subject to regulatory or legal action by the SEC or other interested parties. The SEC also has broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses, suspend or revoke our designation as a registered securities exchange or remove or censure any of our officers or directors who violate applicable laws or regulations. For example, on June 11, 2013, Cboe Options and C2 entered into a consent order with the SEC, under which Cboe Options and C2 were censured, ordered to cease and desist from violating certain sections of the Exchange Act, paid a fine of $6 million and agreed to complete certain undertakings. We have certified to the completion of these undertakings and are also required to certify until 2019. In addition, on January 12, 2015, EDGX and EDGA entered into a consent order with the SEC, under which EDGX and EDGA were censured, ordered to cease and desist from violating certain sections of the Exchange Act, paid a fine of $14 million and agreed to complete certain undertakings. We have certified to the completion of these undertakings and are no longer required to certify.

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

Futures and Swaps Industry-CFE and Cboe SEF

The operations of each of CFE and Cboe SEF are subject to regulation by the CFTC under the Commodity Exchange Act. The Commodity Exchange Act generally requires that futures trading in the United States be conducted on a designated contract market and, in some cases, requires swaps trading to be conducted on swap execution facility (“SEF”) or designated contract market (“DCM”). The Commodity Exchange Act and CFTC regulations establish criteria for an exchange to be designated as a contract market on which futures and futures options contracts may be traded, and for a trading platform to be designated as a swap execution facility on which certain swaps may be traded. Designation as a contract market or swap execution facility for the trading of a specified futures or swaps contracts is non-exclusive. This means that the CFTC may permit additional exchanges or trading platforms to be contract markets or swap execution facilities for trading the same or similar contracts.

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

Europe

Our European stock exchange, Cboe Europe Equities, is located in London and subject to regulation in the United Kingdom and to certain European regulations. Cboe Europe Equities has applied to the Netherlands Authority for the Financial Markets to become a Regulated Market in the Netherlands. The application is expected to be decided by the end of the first quarter of 2019. The current United Kingdom regulatory system was established by the Financial Services Act 2012 (“FSA12”), which amended the Financial Services and Markets Act 2000 (“FSMA”). The legislation replaced the previous financial services regulator, the Financial Services Authority, with three new bodies: The Financial Policy Committee (“FPC”), The Prudential Regulation Authority (“PRA”), and the FCA. The FPC is a committee of the Bank of England and sets policy for financial regulation. It is made up of the Governor and other senior figures within the Bank, along with the chief executives of the PRA and FCA and senior industry figures. The PRA is responsible for the prudential regulation of banks, insurance companies and other systemically important institutions. Financial conduct of markets, including activity on, and the operation of, markets is regulated by the FCA, which is an independent non‑governmental body, given statutory powers by the FSA12. The FCA has three statutory objectives: to secure an appropriate degree of protection for consumers; to protect and enhance the integrity of the U.K. financial system; and to promote effective competition in the interests of consumers in the markets for financial services. The FCA is accountable to Her Majesty’s Treasury Ministers and, through them, to Parliament.

FSMA, as amended by FSA12, governs the regulation of financial services and markets in the U.K. Under Section 19 of FSMA, any person who carries on a regulated activity in the U.K. must be authorized by the appropriate authority or exempt. Recognized bodies, which include exchanges and clearing houses, are exempt. Breach of Section 19 may be a criminal offense and punishable on indictment by a maximum term of two years imprisonment and/or a fine. The FSMA (Regulated Activities) Order 2001 which is secondary legislation under FSMA, details regulated activities and specified investments.

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

Global FX

While the global institutional spot FX market remains largely unregulated, the enactment of the Dodd Frank Act and its related regulations in the United States and the ongoing implementation of MiFID II and MiFIR in Europe have impacted the regulatory landscape for currency derivative products. For example, certain standardized currency derivative products are required to trade on an organized trading venue such as an SEF or DCM in the United States or on an MTF or OTF in Europe. Moreover, even in the largely unregulated spot FX market, this movement towards additional trading standards and norms is highlighted by the publication of the FX Global Code in 2017 by the Global Foreign Exchange Committee, reflecting principles of good conduct for the wholesale FX market (the “Global Code”), and whose publication may lead to additional oversight in the global FX market.

Broker‑Dealer

Cboe Trading is a registered broker‑dealer regulated by the SEC, FINRA, other SROs of which it is a member and various state securities regulators. Cboe Trading currently operates as the routing broker‑dealer for sending orders from the BZX, BYX, C2, EDGX and EDGA exchanges to other venues for execution, including routing orders among BZX, BYX, C2, EDGX and EDGA. Cboe Trading does not currently serve as the routing broker-dealer for Cboe Options. Cboe Trading is considered a facility of BZX, BYX, C2, EDGX and EDGA and is subject to the rules of these exchanges. BZX, BYX, C2, EDGX and EDGA are responsible for enforcing Cboe Trading’s compliance with their rules, including to ensure Cboe Trading is not given preferential treatment.

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

Regulatory Services Agreements with NFA and OCC

The National Futures Association (“NFA”) performs regulatory functions on behalf of CFE pursuant to an RSA with CFE. CFE retains overall responsibility for the regulation of its marketplace. In addition, OCC also performs certain regulatory functions on behalf of CFE pursuant to an RSA with CFE. CFE also performs certain regulatory functions in-house. Whether performed under an RSA or in-house, CFE also remains responsible for bringing disciplinary actions. CFE is also a party to cooperative and regulatory information sharing agreements with other SROs and is a member of the ISG, described above.

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

National Market System Plans

We are member participants of several NMS plans. Cboe Options, C2, BZX, and EDGX are member exchanges in OPRA, which is the designated securities information processor for market information that is generated through the trading of exchange-listed securities options in the United States, and it disseminates certain core trading information, such as last sale reports and quotations. Cboe Options, BZX, BYX, EDGA and EDGX also participate in the CTA and the Nasdaq Unlisted Trading Privileges Plan, which perform analogous services for the U.S. equities market. NYSE Technologies acts as the “processor” for OPRA and CTA. Nasdaq acts as the processor for the Nasdaq Unlisted Trading Privileges Plan.

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

The consolidated audit trail NMS plan (“CAT”) involves the creation of a comprehensive audit trail of orders that enhances the ability to efficiently and accurately track all activity in Regulation NMS securities in the U.S. markets. Upon final implementation of the provisions of the CAT, data will be required to be reported to a central repository the following day by each SRO and broker-dealer. On November 15, 2016, the SEC approved the CAT. In 2017, Thesys CAT LLC (“Thesys”), a subsidiary of Thesys Technologies, LCC, was selected as the plan processor with the responsibility to build and operate the CAT. There is a phased implementation through 2021. The first phase was required to go live on November 15, 2017, but failed to go live on that date. The CAT went live in November 2018, at which time we began initial reporting to the CAT. The current CAT plan processor, Thesys, is expected to be replaced by a new plan processor. The second phase is scheduled to go live November 15, 2019, however, such deadline might be impacted as a result of engaging a new plan processor. While the funding of the CAT is ultimately expected to be provided by both the execution venues (which includes us) and industry members, until the SEC approves a funding model, the funding to date has solely been provided by the execution venues. The funding by the execution venues has been done in exchange for promissory notes expected to be repaid once such industry member fees are collected.  Until the SEC approves a funding model that shares the cost of the CAT between the execution venues and industry members, the execution venues may continue to incur additional significant costs, including as a result of engaging a new plan processor, or result in the uncollectibility of promissory notes related to the funding of the implementation and operation of the CAT.

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

Employees

As of December 31, 2018, we employed 842 individuals, 730 of whom are based in the United States, 92 of whom are located in London, 15 of whom are located in Ecuador, 1 of whom is located in Switzerland, 1 of whom is located in Hong Kong, and 3 of whom are located in Singapore. Of these employees, 297 were involved in technology or operations and 115 were involved in direct support of trading operations. The remaining 430 employees provide business development, financial, regulation, human resources, compliance, legal, planning and research, administrative and managerial support.

We have 8 building engineers that are covered by a collective bargaining agreement, which expires on May 31, 2021, with the International Union of Operating Engineers Local 399, AFL-CIO. Management believes that we have strong relationships with our employees, and we have never experienced a work stoppage.

Executive Officers of Cboe Global Markets

Set forth below is information regarding our executive officers:

Name	Age	Position
Edward T. Tilly	55	Chairman of the Board, President and Chief Executive Officer
Christopher A. Isaacson	40	Executive Vice President and Chief Operating Officer
Brian N. Schell	53	Executive Vice President, Chief Financial Officer and Treasurer
John Deters	48	Executive Vice President, Chief Strategy Officer and Head of Multi-Asset Solutions
Bryan Harkins	42	Executive Vice President, Co-Head of Markets Division
Mark S. Hemsley	56	Executive Vice President, President Europe
Andrew Lowenthal	57	Executive Vice President, Co-Head of Markets Division
Patrick Sexton	54	Executive Vice President, General Counsel and Corporate Secretary
Jill Griebenow	39	Senior Vice President, Chief Accounting Officer

Edward T. Tilly.  Mr. Tilly is our Chairman, President and Chief Executive Officer. Mr. Tilly has served as our President since January 2019, Chairman since February 2017 and as CEO and director since May 2013.  Prior to becoming CEO, Mr. Tilly served as President and Chief Operating Officer from November 2011, and Executive Vice Chairman from August 2006 until November 2011. He was a member of CBOE from 1989 until 2006, and served as Member Vice Chairman from 2004 through July 2006. He holds a B.A. degree in Economics from Northwestern University.

Christopher A. Isaacson. Mr. Isaacson is our Executive Vice President and Chief Operating Officer, a position he has held since January 2019. Previously he was our Executive Vice President and Chief Information Officer, a position he was appointed to upon the Company’s acquisition of Bats. Prior to that, he served as Bats' Executive Vice President and Global Chief Information Officer since February 2014 and he has held other various senior leadership positions since 2005. Prior to being one of the founders of Bats, Mr. Isaacson was a software developer at Tradebot Systems, Inc. from 2003 to 2005. Mr. Isaacson serves on the board of directors of the OCC. Mr. Isaacson holds a B.S. degree in information systems with a minor in math from Nebraska Wesleyan University and an M.B.A. degree from the University of Nebraska-Lincoln.

Brian N. Schell.  Mr. Schell is our Executive Vice President, Chief Financial Officer and Treasurer, a position he has held since January 2018. Previously, he was Deputy Chief Financial Officer of the Company’s subsidiary Cboe Exchange, Inc., a position he was appointed to upon the Company’s acquisition of Bats. Prior to that, he served as Chief Financial Officer of Bats since March 2011. Prior to joining Bats, he held various senior leadership positions at H&R Block Inc., as well as various positions at the FDIC, KPMG and JP Morgan. Mr. Schell holds a B.B.A. degree with an emphasis in finance from the University of Notre Dame and an M.B.A. degree from The George Washington University.

John Deters. Mr. Deters is our Executive Vice President, Chief Strategy Officer and Head of Multi-Asset Solutions. He has served as our Head of Multi-Asset Solutions since 2018 and as Chief Strategy Officer since December 2013. Prior to joining Cboe in 2013, Mr. Deters was most recently a Vice President and Investment Banker of Financial Institutions Group, Investment Banking at Barclays from 2008 to 2013. Mr. Deters holds a B.A. degree from Wheaton College, an M.B.A. degree from the University of Chicago, and a J.D./M.S. dual degree from Georgetown University Law Center.

Bryan Harkins. Mr. Harkins is our Executive Vice President, Co-Head of Markets Division, a position he has held since March 2018. Previously, he was Head of Equities and Global FX of the Company’s subsidiaries, a position he was appointed to upon the Company’s acquisition of Bats. Prior to that, he served as Executive Vice President, Head of U.S. Markets of Bats since January 2014. Prior to the Direct Edge acquisition by Bats in January 2014 when Mr. Harkins first joined Bats, Mr. Harkins served as Chief Operating Officer of Direct Edge, where he worked since 2007. Mr. Harkins holds a B.A. degree from the University of Notre Dame and an M.B.A. degree from New York University's Stern School of Business.

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

Andrew Lowenthal.  Mr. Lowenthal is our Executive Vice President, Co-Head of Markets Division, a position he has held since March 2018. Previously, he was Senior Vice President, Head of Global Derivatives of the Company’s subsidiary Cboe Exchange, Inc. from March 2017 to March 2018 and Senior Vice President, Business Development of Cboe Exchange, Inc. from September 2016 to March 2017. He has also held various positions with increasing responsibility and oversight in the business development area since joining the Company in 1983. Mr. Lowenthal attended the University of Michigan and holds a B.S. degree from DePaul University and an M.B.A. degree from DePaul University.

Patrick Sexton.  Mr. Sexton is our Executive Vice President, General Counsel and Corporate Secretary, a position he has held since March 2018. Previously, he was Deputy General Counsel of the Company’s subsidiary Cboe Exchange, Inc. He has served in that capacity since July 2013 and has acted as legal, regulatory and compliance counsel with increasing responsibility and oversight since joining the Company in 1997. Mr. Sexton holds a B.A. degree from the University of Notre Dame and a J.D. degree with honors from Notre Dame Law School.

Jill Griebenow.  Ms. Griebenow is our Senior Vice President, Chief Accounting Officer, a position she has held since August 2018. Previously, she served as Chief Financial Officer, Europe of the Company's subsidiary Cboe Europe Limited, a position she was appointed to upon the Company’s acquisition of Bats. She also previously served as Chief Financial Officer, Europe of Bats’ subsidiary Bats Europe Limited since February 2014 and was employed by Bats in the financial area since 2011. Prior to that, she has also held various positions at Ernst & Young LLP. Ms. Griebenow is a certified public accountant and holds a bachelor's degree in accounting from the University of Northern Iowa.

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

Item 1A.    Risk Factors.

The risks and uncertainties described below are those that we believe are material at this time relating to our business. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any of these risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity, and cash flows.

Loss of our right to exclusively list and trade certain index options and futures could have a material adverse effect on our financial performance.

We hold exclusive licenses to list securities index options on the S&P 500 Index, the Russell 2000 Index, as well as others, granted to us by the owners of such indexes and based on which we have developed our proprietary VIX methodology. In 2018, approximately 64.7% of our net transaction fees (defined below) were generated by futures and index options, the overwhelming majority of which were generated by our exclusively-licensed products and products based on the VIX methodology. The bulk of this revenue is attributable to our S&P 500 Index options and VIX Index options and futures. As a result, our net revenues are dependent in large part on the exclusive licenses we hold for these products and our ability to maintain our exclusive VIX methodology.

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

If a regulatory authority were to find one of our programs of enforcement or compliance to be deficient, our SROs, DCM, or SEF could be the subject of investigations and enforcement proceedings that may result in substantial sanctions, including revocation of registration as a national securities exchange, DCM, or SEF. Any such investigations or proceedings, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, which could have a material adverse effect on our business, financial condition and operating results. In addition, our SROs, DCM, or SEF may be required to modify or restructure their regulatory functions in response to any changes in the regulatory environment, or they may be required to rely on third parties to perform regulatory and oversight functions, each of which may require us to incur substantial expenses and may harm our reputation if our regulatory services are deemed inadequate. For example, if we are unable to fulfill our obligations under the consent orders with the SEC with respect to Cboe Options and C2, it may have a significant adverse impact on our business, financial condition and operating results.

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

With respect to our proprietary products, we compete with futures exchanges and swap execution facilities that offer similar products and other financial market participants that offer over-the-counter derivatives. We also compete against certain multiply-listed options products, including SPY, which offer some of the features of our proprietary products.

To attract market share, we may offer “inverted” pricing specials or no‑transaction fee trading from time to time. BZX also offers a “cross‑asset add volume tier” that gives a bigger rebate for additional volume on both the BZX equities and options platforms. These forms of promotions may adversely affect our profitability.

If we are unable to compete successfully with respect to the pricing of our services and products, our business, financial condition and operating results may be adversely affected. We could lose a substantial percentage of our share of trading if we are unable to price transactions in a competitive manner. Also, our profits could decline if competitive pressures or regulatory changes, such as the transaction fee pilot, force us to reduce fees.

A significant portion of our operating revenues is generated by our transaction-based business. If the amount of trading volume on our exchanges decreases, or the product mix shifts to lower revenue products, our revenues from transaction fees will most likely decrease.

In 2018, approximately 68.6% of our net revenues were generated by our transaction-based business. This business is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. If the amount of trading volume on our exchanges, CFE or notional value traded on Cboe FX and Cboe Europe Equities exchanges decreases, we are likely to see a decrease in transaction fees.

Our total trading volumes could decline if our market participants reduce their trading activity for any reason, such as:

•	heightened capital requirements;
•	transaction tax;
•	regulatory or legislative actions;
•	reduced need to trade due to changes in volatility and/or passive investment trends;
•	reduced access to capital required to fund trading activities;
•	consolidation among market participants; or
•	significant market disruptions.

Over the past few years, a number of legislative actions have been taken, both domestically and internationally, that may cause market participants to be subject to increased capital requirements and additional compliance burdens. These actions, including the Collins Amendment to Dodd-Frank, MiFID II and MiFIR, may cause market participants to reduce trading activity on our exchanges.

In addition, the transaction fees generated are different based on type of product and other factors, including the type of customer and certain volume discounts. If the amount of our trading volume decreases, the mix traded shifts to our lower revenue per contract products or the transaction fee pilot is implemented, our revenues from transaction fees will most likely decrease. We can offer no assurance that we would be able to reduce our costs to match the amount of any such decrease.

Our market data fees, connectivity fees and revenues may be reduced due to declines in our market share, trading volumes or regulatory changes.

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

Regulatory and legal developments could also impact the fees we receive from market data and connectivity, or our cost in providing such services. In the U.S., we are generally required to file with the SEC any changes to the fees that we charge for our securities market data products and connectivity fees. In recent years, certain industry groups have objected to the ability of exchanges to charge for certain market data products. Specifically, the Securities Industry and Financial Markets Association (“SIFMA”) has filed a number of denial of access applications with the SEC to set aside proposed rule changes to establish or modify fees for our market data products, connectivity fees and related services. Further, the SEC and some media have been scrutinizing market data and market access in late 2018. An adverse ruling in these matters or additional scrutiny could cause the SEC to more closely examine exchange market data and connectivity fees, which in turn could result in our having to reduce the fees we charge for market data and connectivity and there could be a negative impact on our revenues. See Note 23 (“Commitments, Contingencies, and Guarantees—Legal Proceedings”) for more information.

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

Changes in regulation by the SEC, CFTC, FCA, foreign regulators or other government action, including SEC approval of rule filings by other SROs or entities, including OCC, could materially affect our markets. In recent years, the securities and derivatives industries have been subject to regulatory changes as a result of increasing government and public scrutiny of the securities and derivatives industries. We have also experienced an increase in rulemaking and legislation that could affect our business.

Starting in 2015, large U.S. banks were required to use a calculation methodology known as the current exposure method (“CEM”) to compute regulatory capital requirements associated with the clearing guarantee provided by bank-affiliated OCC clearing members. U.S. banks, as well as European banks that also apply CEM, are required to maintain regulatory capital that is disproportionate to the risk of clearing options contracts and has led to further increases in capital requirements for bank holding companies and bank subsidiaries involved in the trading and clearing of derivatives. In October 2018, the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency proposed to replace CEM with a more risk-sensitive calculation method known as the standardized approach to counterparty credit risk (“SA-CCR”), which is expected to reduce capital requirements associated with the clearing of listed options. If CEM is not replaced or the implementation of SA-CCR does not reduce capital requirements, we may experience a reduction in trading in options and futures due to bank-affiliated clearing members charging their customers more to trade, reducing the type or number of customers or withdrawing from the business of market-maker clearing.

Further, Congress, regulators and some media have been increasingly scrutinizing electronic trading, the structure of equity markets and high frequency trading in recent years. The SEC continues to consider various potential market structure changes, which could result in reduced trading volumes, or which could negatively affect our business. To the extent the SEC adopts regulatory changes, our business, financial condition and operating results could be negatively impacted. In addition, the continued growth of high frequency trading has been the subject of private litigation and regulatory enforcement actions alleging that high frequency trading firms have received unfair advantages at the expense of other traders. High frequency trading accounts for a meaningful percentage of the daily volume in the U.S. and European equity markets, and these actions and other efforts to slow trading could lead to a reduction in trading volumes, negatively impacting all trading markets, including our business. Additionally, in September 2018, the SEC held a roundtable on market data and market access to discuss a number of topics, including market data revenue received by exchanges. To the extent the SEC adopts regulatory changes related to market data and market access (connectivity), our business, financial condition and operating results could be negatively impacted.

In addition, as discussed above, in December 2018, the SEC approved the transaction fee pilot. The transaction fee pilot may cause Cboe’s equities exchanges, BZX, BYX, EDGX and EDGA, to require additional resources to comply with or challenge the pilot and it may have a material impact on our business, financial condition and operating results if, for example, shifts in order flow away from exchanges were to occur. See Note 23 (“Commitments, Contingencies, and Guarantees—Legal Proceedings”) for more information.

Under E.U. regulations, European banks and other European financial institutions become subject to punitive capital charges if they transact options or futures through a non-qualifying clearinghouse. OCC, our clearinghouse for options and futures, is not currently recognized as a qualified clearinghouse by the E.U.; however, the OCC is working with the E.U. to qualify as a foreign clearinghouse equivalent. As a prerequisite to becoming qualified, OCC could be required by the E.U. to contribute significant capital to its default waterfall applicable in the event of clearing member default.  This capital could be required to be drawn before the default fund contributions of non-defaulting clearing members in the event that a defaulting clearing member’s margin and other contributions were to be exhausted. OCC’s stockholders, including Cboe Options, could effectively be required to fund this capital. If the E.U. does not recognize OCC as a qualified clearinghouse by June 15, 2019 (or by a subsequent date in the event that the current deadline is extended), then European market participants that clear through OCC would become subject to punitive capital charges. As a result, we could experience the loss of a significant number of European market participants and a significant reduction in trading activity on our options and futures markets, which could have a material adverse effect on our business, financial condition and operating results.

MiFID came into effect in 2007 regulating the market for execution services within European listed cash equity securities. MiFID has been superseded and enhanced by MiFID II and MiFIR, which were implemented at the beginning of 2018. The implementation of MiFID II and MiFIR in Europe has resulted in an alteration of the existing MiFID structure that has encouraged competition among market centers in Europe. MiFID II and MiFIR introduce a number of new rules, including enhanced internal organizational and compliance monitoring requirements, which apply directly to European trading venues such as our MTF and RM. The impact of MiFID II and MiFIR is significant, and could reduce trading volumes and trading fees, while increasing our costs of operating in Europe.

The legislative and regulatory environment in which the spot FX market operates is evolving and has undergone significant changes in the recent past, and there may be future regulatory changes in the spot FX industry. Spot FX market participants have seen an increasing number of law enforcement actions and regulatory inquiries into their business practices, resulting in the publication of the Global Code as a means to reach global consensus on standards of good conduct in the wholesale FX market. The governmental bodies and regulatory organizations that regulate parts of the spot FX market may enact, propose and may consider legislative and regulatory initiatives and may adopt new or revised laws and regulations. Changes in the interpretation or enforcement of existing laws and regulations by these entities, or the adoption of new legal or regulatory requirements, may also adversely affect our spot FX business.  Further, our FX non-deliverable forwards business may also be adversely affected by proposed regulatory changes to the rules governing swap execution facilities.

It is also possible that there will be additional legislative and regulatory changes or efforts in the environment in which we operate our businesses. Actions on any of the specific regulatory issues currently under review in the U.S. or Europe and other proposals could have a material impact on our business.

In addition, U.S. and foreign legislatures and regulators and other regulatory authorities could impose legislative or regulatory changes that could adversely impact the ability of our market participants to use our markets or participate in the securities industry at all. Any such changes could result in the loss of a significant number of market participants or a reduction in trading activity on our markets, either of which could have a material adverse effect on our business, financial condition and operating results. Changes or proposed changes in regulation may also result in additional costs of compliance and modification of market participants’ trading activity on our exchanges and markets.

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

Although we have successfully migrated CFE and C2 to the Bats’ technology platforms, the process of migrating Cboe Options may take longer, cost more and provide fewer synergies than initially anticipated. There may also be new regulations adopted during the transition period that require systems changes, which could divert attention away from migration process and cause delays. To the extent this occurs, the anticipated benefits of the Bats acquisition may be reduced or delayed or may never come to fruition. Although our combined management team has experience with migrating other businesses and CFE and C2 to Bats’ technology platform, there are certain portions of our Cboe Options business, such as open outcry trading that have not yet been supported by Bats’ technology platform.

We currently expect to complete the migration of Cboe Options by October 7, 2019. However, we may not be able to successfully achieve the transition on the timetable currently contemplated, and the transition may not be successful, have inadequate performance or could encounter various difficulties and unexpected issues. Any delays, trading disruptions or issues that we encounter in the transition could have a material adverse effect on our businesses and could negatively affect our reputation, which in turn could have a material adverse effect on our overall business, results of operations and financial condition, as well as impair customer confidence in our product offerings and overall services or be subject to heightened regulatory scrutiny.

The technology upon which we rely, including those of our service providers, may be vulnerable to security risks, cybersecurity risks, insider threats, unauthorized disclosure of confidential information, operational disruptions, and other risks and events that could harm our business.

The secure and reliable operation of our technology, including our computer systems and communications networks, and those of our service providers and market participants, is a critical element of our operations. These systems and networks may be subject to various cybersecurity incidents, improper or inadvertent access to or disclosure of confidential, commercially sensitive, or personally identifiable information, data theft, corruption or destruction, cyber-attack, malware and other security problems, as well as acts of terrorism, natural disasters, human error, criminal insider activity, power loss and other events that are beyond our control. For example, in 2018, we discovered and investigated, and are continuing to further investigate as of the date of this filing, an incident involving a suspected theft of computer servers and networking devices. Additionally, as of the date of this filing, we believe that a number of the suspected stolen servers may have contained a limited amount of firm-specific trading data from in or before 2017, but we did not find evidence that the servers or devices contained personally identifiable information. We continue to review and enhance our policies, procedures and controls around the protection of our computer systems and communications networks to minimize the risk of reoccurrence.

We currently maintain physical, technical, and administrative safeguards to protect the confidentiality, integrity, availability and reliability of our systems, networks and information more broadly, and to guard against cybersecurity incidents and unauthorized access. We also maintain and continue to enhance measures for tracking and appropriately disposing of technology equipment hardware during technology updates and migrations. Collectively, these safeguards and measures may prove inadequate to prevent the attendant risk posed by cybersecurity incidents, subjecting us to contractual restrictions, liability and damages, loss of business, penalties, unfavorable publicity, and increased scrutiny by our regulators, and materially impacting our financial condition and operating results. We may be required to expend significant resources in the event of any real or threatened breaches in security or system failures, including to protect against threatened breaches, to alleviate harm caused by an actual breach, and to address any reputational harm or litigation or regulatory liability. Such harms also could cause us to lose market participants, experience lower trading volume, and negatively impact our competitive advantage and business, financial condition and operating results.

Additionally, as threats continue to evolve and increase, and as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, we may be required to devote significant additional resources to modify and enhance our security controls and to identify and remediate any security vulnerabilities, which could have an adverse effect on our business, financial condition and operating results.

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

We depend on third-party service providers for certain services that are important to our business. An interruption, significant increase in fees or cessation or impairment of such service by any third party could have a material adverse effect on our business, financial condition and operating results.

We depend on a number of service providers, including clearing organizations such as OCC, NSCC, LCH, EuroCCP and SIX x‑clear; securities information processors such as the CTA, UTP Securities Information Processor and OPRA; regulatory and other service providers such as FINRA, NFA, OCC and Thesys; the hosts of our data and disaster recovery centers; and various vendors of communications and networking products and services. In addition, we also depend on third party routing and clearing firms who are involved in processing transactions on our behalf. More specifically:

•

If OCC, NSCC, EuroCCP, LCH and SIX x-clear were unable to perform clearing services for existing or new products, or their clearing members were unable or unwilling to clear through them, transactions could likely not occur on our markets or there may be delays, including until clearing is moved to another clearing agency.

In 2018, approximately 64.7% of our net transaction fees were generated by options and futures that were cleared through OCC.
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

•

We rely on Thesys to provide services for the implementation of the CAT. Thesys is expected to be replaced by a new plan processor. If Thesys or the new plan processor stop providing services, provide inadequate services or we experience difficulties in the transition to a new plan processor, we and the other execution venues may incur regulatory liability including enforcement action by the SEC or limitations placed upon our markets. In addition, until the SEC approves a funding model that shares the cost of the CAT between the execution venues and industry members, the execution venues may continue to incur additional significant costs, including as a result of engaging a new plan processor, or result in the uncollectibility of promissory notes related to the funding of the implementation and operation of the CAT.

•	We rely on third party routing and clearing firms to clear trades in U.S. listed cash equity securities routed by us to other markets, and to execute trades in options that we route to other markets.

With respect to options, all contracts traded on our exchanges must be cleared through clearing members of OCC. At December 31, 2018, there were 95 TPHs that are clearing members of OCC. Two clearing members accounted for approximately 52.5% of transaction and other fees collected through OCC in 2018. The next largest clearing member accounted for approximately 15.8% of transaction and other fees collected through OCC. Additionally, the two largest clearing members clear the majority of the market-maker sides of transactions at Cboe Options, C2, BZX, EDGX and at all of the options exchanges. Should a clearing member or liquidity provider exit the business or withdraw from our options exchanges, enact additional market-maker financial requirements or if market-makers were unable to transfer to another clearing member or other liquidity providers were unable to provide additional liquidity, this could create a significant disruption to the options markets, including ours.

We cannot provide assurance that any of these providers will be able to continue to provide these services in an efficient manner or that they will be able to adequately expand their services to meet our needs. An interruption or malfunction in or the cessation or impairment of an important service by a third party or disruption of a third party’s operations could cause us to halt trading in some or all of our products or our services, make us unable to conduct other aspects of our business, cause us to experience the loss of a significant number of market participants or cause us to experience a significant reduction in trading activity on our options and futures markets, each of which could have a material adverse effect on our business, financial condition and operating results.  In addition, our inability to make alternative arrangements, such as moving clearing to another clearing agency, in a timely manner, or at all, could have a material adverse impact on our business, financial condition and operating results.

Our operations outside of the U.S. expose us to currency risk.

In addition to our operations in the U.S., we have operations in the U.K., continental Europe, Ecuador, Hong Kong and Singapore. We, therefore, have exposure to exchange rate movements between the British pound, the Euro, the Hong Kong dollar, and the Singapore dollar against the U.S. dollar. Significant inflation or changes in foreign exchange rates with respect to one or more of these currencies could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, Brexit or changes in local interest rates. These exchange rate differences will affect the translation of our non‑U.S. results of operations and financial condition into U.S. dollars as part of our consolidated financial statements.

If one or more of the index providers from which we have licenses or service providers with respect to proprietary products fails to maintain the quality and integrity of their indexes or fails to perform under our agreements with them or if customer preferences change, revenues we generate from trading in these proprietary products may suffer.

We are a party to a number of license agreements pursuant to which we may list for trading securities options on various indexes including license agreements that we have with S&P, for the S&P 500 Index and S&P 100 Index, S&P, for the DJIA, LSEG, for more than two dozen FTSE Russell indexes, including the Russell 2000 Index, and MSCI Inc., for six MSCI indexes, including the MSCI EAFE Index and MSCI Emerging Markets Index. These license agreements provide that we are authorized to list options on their indexes, and some of the resulting index options are among the most actively traded products on our exchanges. The quality and integrity of each of these indexes are dependent on the ability of the index providers to maintain the index, including by means of the calculation and rebalancing of the index, and we are dependent on the index providers for a number of things, including the provision of index data to us. We also rely on index providers to enforce intellectual property rights against unlicensed uses of the indexes and uses of the indexes that infringe on our licenses. Furthermore, some of our agreements concerning our proprietary products provide for the parties to those agreements to provide important services to us. If any of our index providers are unable to maintain the quality and integrity of their indexes, or if any of the index providers or service providers fail to perform their obligations under the agreements, trading in these products, and therefore transaction fees we receive, may be adversely affected or we may not receive the financial benefits of the agreements that we negotiated.

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

Our markets have experienced occasional systems failures and delays in the past and in the future our systems may fail, in whole or in part, or may operate slowly, causing one or more of the following:

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

•	trading volume to diminish on our exchanges due to dissatisfaction with the platform; and
•	one or more of our regulators to investigate or take enforcement action against us.

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

Brexit could have a negative impact on the U.K. and E.U. economies and lead to considerable uncertainty while new treaties are negotiated.

On June 23, 2016, the U.K. voted to leave the E.U. in a referendum (the “Brexit Vote”). On March 29, 2017, the U.K. invoked Article 50 with its notice to leave the E.U. The terms and the exact timing of the U.K.’s exit from the E.U. (“Brexit”) remain unclear, although it is unlikely to be completed before March 29, 2019. In addition to the economic uncertainty the Brexit Vote brings, there are a number of potential risks that investors should consider:

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

•

Regulatory uncertainty. There is significant uncertainty about how the remaining E.U. countries (“EU27”) financial institutions with assets (including branches) in the U.K. and U.K. financial institutions with assets in the EU27 will be regulated. At present, E.U. single market regulation allows regulated financial institutions (including credit institutions, investment firms, alternative investment fund managers, insurance and reinsurance undertakings) to benefit from a passporting system for regulatory authorizations required to conduct their businesses, as well as facilitating mutual rights of access to important elements of market infrastructure such as payment and settlement systems. E.U. law is also the framework for mutual recognition of bank recovery and resolution regimes.

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

•

Market uncertainty. Since the Brexit Vote, there has been volatility and disruption of the capital, currency, exchange rates and credit markets. If this disruption continues, it may adversely impact our business, financial condition and operating results.

In 2018, we derived 7.8% of our total net revenues from our U.K. operations. Depending on the outcome of the Brexit negotiations, companies with operations in the U.K. may face unfavorable business conditions to access the single market. In preparation for Brexit, Cboe Europe Equities is planning to establish a new venue in Amsterdam and has applied to the Netherlands Authority for the Financial Markets to become a Regulated Market in the Netherlands. The application is expected to be decided by the end of the first quarter of 2019. Cboe Europe Equities may continue to choose to move some or all of its operations to the E.U. and the related costs and expenses could have a material adverse effect on our business, financial condition and operating results.

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

Damage to our reputation could cause a reduction in the trading volume of our proprietary products or on our exchanges or cause us to lose customers. This, in turn, may have a material adverse effect on our business, financial condition and operating results.

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

We have methods to identify, monitor and manage our risks. Management of legal and regulatory risk requires policies and procedures to properly monitor, record and verify a large number of transactions and events. If our policies, procedures, and compliance systems are not effective or we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected. We cannot provide assurance that our policies and procedures will always be effective, or that our management, compliance department, enterprise risk management program and internal audit department would be able to identify any such ineffectiveness. If these functions, policies and procedures are not effective, we may be subject to monetary or other penalties by our regulators, and our insurance policies may not provide adequate coverage.

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

Our exchanges registered with the SEC must submit proposed rule changes to the SEC for its review and, in many cases, its approval. Even where a proposed rule change may be effective upon filing with the SEC, the SEC retains the right to suspend and disapprove such a rule change. Also, the CFTC may stay or disapprove rules that we file with it for CFE or Cboe SEF. The rule review process can be lengthy and can significantly delay the implementation of proposed rule changes that we believe are necessary to the operation of our markets. If the SEC or CFTC delays, including because of a government shutdown, or does not allow one of our exchanges to implement a rule change, this could negatively affect our ability to make needed changes or implement business activities.

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

In addition to proposed tax changes that could affect our market participants, like other corporations, we are subject to taxes at federal, state and local levels, as well as in non-U.S. jurisdictions. Changes in tax laws, regulations or policies or successful claims by tax authorities could result in our having to pay higher taxes, which would in turn reduce our net income. If this occurs, we may experience a higher effective tax rate.

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

The process of integration, such as integrating our business with Bats’ business, may produce unforeseen regulatory issues and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business and harm our reputation. We may not successfully achieve the integration objectives, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected, any of which could negatively impact our business, financial condition and operating results.

We may be required to inject further capital into OCC or EuroCCP or return dividends received back to OCC.

OCC is the sole provider of clearing on all of our options and futures exchanges. In addition, Cboe Europe owns 20% of EuroCCP, which is one of three interoperable central counterparties used to clear trades conducted on Cboe Europe. Under OCC's capital plan, each of OCC's existing exchange stockholders, which include Cboe Options, agreed to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds are breached. However, as discussed in additional detail in Note 7 (“Investments”), the OCC capital plan has been disapproved by the SEC and due to the recency there is uncertainty regarding next steps and potential consequences. If the OCC capital plan is unwound as a result of this disapproval, we may be required to return dividend payments received from OCC, which could have a material adverse effect on our financial condition and operating results. Although the SEC’s disapproval of the OCC capital plan may affect Cboe Options’ $40 million replenishment capital commitment described above, given OCC’s importance to Cboe Options’ business, if OCC were to experience financial difficulties, Cboe Options might nevertheless be required to inject further capital into it in order to maintain its working or regulatory capital. Likewise, if EuroCCP were to experience financial difficulties, Cboe Europe might be required to inject further capital into it in order to maintain its working or regulatory capital. In a worst case scenario, OCC or EuroCCP, as applicable, might have their regulatory license suspended or withdrawn, or might have to wind down. This may result in a loss to Cboe Options and Cboe Europe of their respective investments in OCC and EuroCCP and withdrawals of OCC or EuroCCP as clearing houses, which could have a material adverse effect on our business, financial condition and operating results.

We have outstanding indebtedness, which may decrease our business flexibility and adversely affect our business, financial condition and operating results.

As of December 31, 2018, we had $275 million outstanding under our term loan facility, $950 million of senior unsecured notes and no funds outstanding under our revolving credit facility. The financial and other covenants to which we have agreed and our increased indebtedness may have the effect of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness and making us more vulnerable to general adverse economic and industry conditions. Our increased indebtedness will also increase future borrowing costs, and the covenants pertaining thereto may also limit our ability to repurchase shares of our common stock, increase dividends or obtain additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements. We are also required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including working capital, capital expenditures and general corporate purposes. Further, a portion of our borrowings are at variable rates of interest, which exposes us to the risk of increased interest rates unless we enter into offsetting hedging transactions.

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

As of December 31, 2018, we have investment grade credit ratings from S&P Global Ratings (A-) and Moody’s Investor Service (A3). Ratings from credit agencies are not recommendations to buy, sell or hold our securities, and each rating should be evaluated independently of any other rating. There is no assurance that we will maintain such credit ratings, since credit ratings may be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. If a rating agency were to downgrade our rating below investment grade, our borrowing costs could increase.

If our goodwill, investments in non-consolidated subsidiaries and intangible assets become impaired, the resulting charge to earnings may be significant.

We are required to assess investments in non-consolidated subsidiaries and intangible assets for impairment at least annually. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. In the future, we may take charges against earnings resulting from impairment. Any determination requiring the write-off of a significant portion of our goodwill, intangible assets or investments in non-consolidated subsidiaries could adversely affect our results of operations and financial condition.

Any decision to pay dividends on our common stock is at the discretion of our board of directors and depends upon the earnings and cash flow of our operating subsidiaries. Accordingly, there can be no guarantee that we will pay dividends to our stockholders.

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

Our business could experience seasonal fluctuations, reflecting reduced trading activity generally during the third quarter of each year and during the last month of each year. As a result, it is possible that our operating results or other operating metrics may fail to meet the expectations of stock market analysts and investors. If this happens, the market price of our common stock may be adversely affected.

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

In addition to our principal offices, we have space located at 8050 Marshall Drive, Lenexa, Kansas, where we lease approximately 61,900 square feet of space. The lease on this space expires in February 2027 and contains two five-year renewal options, as well as a one-time option to terminate in November 2019 if certain contingencies under the lease are met. We have an office located at 17 State Street, New York, New York, where we lease approximately 21,000 square feet of space, which expires in April 2024, and contains one five-year renewal option. The disaster recovery sites in the United States are located in Kansas City, Missouri and Secaucus, New Jersey. In addition, we have agreements with a primary data center in Secaucus, New Jersey and a secondary data center in Chicago, Illinois. Our principal offices in the United Kingdom are at 11 Monument Street, London, where we lease approximately 10,300 square feet of office space, which expires in March 2027. Our work area recovery space is available on invocation with a specialist provider. In Europe, our primary data center is in Slough, England. The secondary data center for Cboe Europe is in Park Royal, London. We operate a back-up location for our London operations in the United Kingdom. We also maintain leased locations in California, Florida, Singapore, Amsterdam, and Hong Kong.

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

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company's common stock is listed on Cboe BZX under the trading symbol CBOE. On September 17, 2018, we voluntarily delisted our common stock from Nasdaq Global Select Market and transferred the listing to Cboe BZX Exchange. As of January 31, 2019, there were approximately 163 holders of record of our common stock.

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

Under the program, for the year ended December 31, 2018, the Company repurchased 1,347,954 shares of common stock at an average cost per share of $104.52, totaling $140.9 million. Since inception of the program through December 31, 2018, the Company has repurchased 12,295,355 shares of common stock at an average cost per share of $52.37, totaling $643.9 million.

As of December 31, 2018, the Company had $206.1 million of availability remaining under its existing share repurchase authorizations.

Purchase of common stock from employees

During the fiscal quarter ended December 31, 2018, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock units, restricted stock awards, and stock options. The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended December 31, 2018:

Period	Total number of shares purchased	Average price paid per share
October 1 to October 31, 2018	120	$104.91
November 1 to November 30, 2018	6,207	112.49
December 1 to December 31, 2018	45,870	106.18
Total	52,197	106.93

Stockholder Return Performance Graph

The following graph compares the cumulative total return provided to stockholders on our common stock since our initial public offering against the return of the S&P 500 Index and a customized peer group that includes CME Group Inc., Intercontinental Exchange Inc., and Nasdaq, Inc.

An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, the index and the peer groups on December 31, 2013, and its performance is tracked on an annual basis through December 31, 2018.

Comparison of Cumulative Total Return of the

Company, Peer Groups, Industry Indexes and/or Broad Markets

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cboe Global Markets, Inc., the S&P 500 Index

and a Peer Group

	12/13	12/14	12/15	12/16	12/17	12/18
Cboe Global Markets, Inc.	100.00	123.82	128.48	148.42	253.01	200.89
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Peer Group	100.00	113.10	131.68	159.36	199.20	233.49

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Transaction fees	$1,986.9	$1,564.9	$509.3	$485.3	$466.9
Access fees	127.9	106.8	52.4	53.3	59.3
Exchange services and other fees	83.1	74.8	46.3	42.2	38.0
Market data fees	204.0	164.5	33.2	30.0	30.5
Regulatory fees	333.9	291.5	48.3	33.5	37.1
Other revenue	33.0	26.6	13.6	19.5	14.6
Total revenues	2,768.8	2,229.1	703.1	663.8	646.4
Cost of revenues:
Liquidity payments	1,113.0	849.7	35.8	29.2	29.1
Routing and clearing	39.1	37.6	11.1	2.3	4.1
Section 31 fees (1)	302.4	260.0	11.8	—	—
Royalty fees	97.4	86.2	78.0	70.6	66.1
Total cost of revenues	1,551.9	1,233.5	136.7	102.1	99.3
Revenues less cost of revenues	1,216.9	995.6	566.4	561.7	547.1
Operating expenses:
Compensation and benefits	228.8	201.4	113.2	105.9	121.7
Depreciation and amortization	204.0	192.2	44.4	46.3	40.0
Technology support services	47.9	42.1	22.5	20.7	19.2
Professional fees and outside services	68.3	66.0	53.1	50.1	32.0
Travel and promotional expenses	13.0	17.2	11.0	9.0	9.0
Facilities costs	11.5	10.3	5.7	5.0	5.7
Acquisition-related costs	30.0	84.4	13.6	—	—
Other expenses	14.0	10.1	4.7	4.8	5.7
Total operating expenses	617.5	623.7	268.2	241.8	233.3
Operating income	599.4	371.9	298.2	319.9	313.8
Interest (expense) income, net	(38.2)	(41.3)	(5.7)	—	—
Other income (expense)	10.0	3.8	14.1	4.1	(4.1)
Income before income tax provision	571.2	334.4	306.6	324.0	309.7
Income tax provision	146.0	(66.2)	120.9	119.0	120.0
Net income	$425.2	$400.6	$185.7	$205.0	$189.7
Net loss attributable to noncontrolling interests	1.3	1.1	1.1	—	—
Net income excluding noncontrolling interests	426.5	401.7	186.8	205.0	189.7
Change in redemption value of noncontrolling interests	(1.3)	(1.1)	(1.1)	—	—
Net income allocated to participating securities	(3.1)	(3.9)	(0.8)	(0.9)	(1.3)
Net income allocated to common stockholders	$422.1	$396.7	$184.9	$204.1	$188.4

Basic earnings per share	$3.78	$3.70	$2.27	$2.46	$2.21
Diluted earnings per share	$3.76	$3.69	$2.27	$2.46	$2.21

Basic weighted average shares outstanding	111.8	107.2	81.4	83.1	85.4
Diluted weighted average shares outstanding	112.2	107.5	81.4	83.1	85.4
Distributions per share	$1.16	$1.04	$0.96	$0.88	$0.78

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

	As of December 31,
	2018	2017	2016	2015	2014
	(in millions)
Balance Sheet Data:
Assets:
Cash and cash equivalents	$275.1	$143.5	$97.3	$102.3	$147.9
Financial investments	35.7	47.3	—	—	—
Goodwill and intangible assets, net	4,411.6	4,610.0	35.2	10.1	—
Total assets	$5,321.0	$5,265.7	$476.7	$384.8	$383.9
Liabilities and stockholders' equity:
Short-term and long-term debt	$1,215.4	$1,237.9	$—	$—	$—
Total liabilities	2,070.6	2,145.7	146.2	125.2	133.8
Total redeemable noncontrolling interest	9.4	9.4	12.6	—	—
Total stockholders' equity	3,241.0	3,110.6	317.9	259.6	250.1
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$5,321.0	$5,265.7	$476.7	$384.8	$383.9

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

Cboe’s trading venues include the largest options exchange in the U.S. by volume and the largest stock exchange by value traded in Europe. In addition, the Company is one of the largest stock exchange operators in the U.S. by volume and a leading market globally for ETP trading.

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

Business Segments

We previously operated as a single reportable business segment as of December 31, 2016. As a result of the Merger, in 2017, we began reporting five segments: Options, U.S. Equities, Futures, European Equities, and Global FX. Segment performance is primarily based on operating income (loss). We have aggregated all of our corporate costs and eliminations, as well as other business ventures, within Corporate Items and Eliminations; however, operating expenses that relate to activities of a specific segment have been allocated to that segment. Our management allocates resources, assesses performance and manages our business according to these segments:

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

European Equities. Our European Equities segment includes trading of pan‑European listed equities transaction services, ETPs, exchange‑traded commodities, and international depository receipts that occur on the RIE, operated by

Cboe Europe Equities. It also includes the listed cash equities and ETPs routed transaction services that occurred through Cboe Chi-X Europe, as well as the listings business where ETPs can be listed on Cboe Europe Equities.

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

Access Fees

Access fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality and connectivity across all segments. They are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligation is met. There is no remaining performance obligation after revenue is recognized.

Exchange Services and Other Fees

To facilitate trading, the Company offers technology services, terminal and other equipment rights, maintenance services, trading floor space, trading floor connectivity and telecommunications services. Trading floor and equipment rights are generally on a month-to-month basis. Facilities, systems services and other fees are generally monthly fee-based, although certain services are influenced by trading volume or other defined metrics, others are based solely on demand. All fees associated with the trading floor are recognized in the Options segment.

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

Components of Operating Expenses

Compensation and Benefits

Compensation and benefits represent our largest expense category and tend to be driven by our staffing requirements, financial performance, and the general dynamics of the employment market. Stock-based compensation is a non-cash expense related to equity awards. Stock-based compensation can vary depending on the quantity and fair value of the award on the date of grant and the related service period.

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

Acquisition-Related Costs

Acquisition-related costs relate to acquisitions and other strategic opportunities, including the Merger. The acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance and retention costs, impairment of capitalized software and other external costs directly related to the mergers and acquisitions, as well as compensation-related expenses.

Other Expenses

Other expenses represent costs necessary to support our operations that are not already included in the above categories.

Non-Operating Income (Expense)

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

Comparison of Years Ended December 31, 2018 and 2017

Overview

The following summarizes changes in financial performance for the year ended December 31, 2018, compared to the year ended December 31, 2017:

	Year Ended
	December 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$2,768.8	$2,229.1	$539.7	24.2%
Total cost of revenues	1,551.9	1,233.5	318.4	25.8%
Revenues less cost of revenues	1,216.9	995.6	221.3	22.2%
Total operating expenses	617.5	623.7	(6.2)	(1.0)%
Operating income	599.4	371.9	227.5	61.2%
Income before income tax provision	571.2	334.4	236.8	70.8%
Income tax provision	146.0	(66.2)	212.2	(320.5)%
Net income	$425.2	$400.6	$24.6	6.1%
Basic earnings per share	$3.78	$3.70	$0.08	2.1%
Diluted earnings per share	3.76	3.69	0.07	1.9%
EBITDA(1)	$810.3	$564.0	$246.3	43.7%
EBITDA margin(2)	66.6%	56.6%	10.0%	*
Adjusted EBITDA(1)	$840.4	$662.3	$178.1	26.9%
Adjusted EBITDA margin(3)	69.1%	66.5%	2.6%	*
Adjusted earnings(4)	$563.4	$368.0	$195.4	53.1%
Diluted weighted average shares outstanding	112.2	107.5	4.7	4.4%
Diluted Adjusted earnings per share(5)	$5.02	$3.42	$1.60	46.8%

* Not Meaningful

(1)

EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs, accelerated stock-based compensation, change in fair value of contingent consideration, and provision for uncollectable convertible notes receivable. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income or cash flows from operations, each as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.

(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(3)	Adjusted EBITDA margin represents Adjusted EBITDA divided by revenues less cost of revenues.
(4)

Adjusted earnings is defined as net income adjusted for amortization of purchased intangibles, acquisition-related costs, interest and other borrowing costs, impairment of intangible assets, provision for uncollectable convertible notes receivable, change in fair value of contingent consideration, changes in redemption value of non-controlling interest, tax effect of amortization and other items, tax effect of tax reform law, tax provision remeasurements, re-measurement of deferred tax assets and liabilities as a result of corporate tax increases in Illinois, net income allocated to participating securities, and accelerated stock-based compensation, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

(5)	Diluted Adjusted earnings per share represents Adjusted earnings divided by diluted weighted average shares outstanding.

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2018
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$267.5	$120.5	$42.7	$19.2	$(11.8)	$(16.0)	$422.1
Interest	(0.5)	—	—	(0.2)	—	38.9	38.2
Income tax provision (benefit)	132.7	19.5	42.8	4.8	0.1	(53.9)	146.0
Depreciation and amortization	46.4	87.1	2.2	31.3	34.6	2.4	204.0
EBITDA	446.1	227.1	87.7	55.1	22.9	(28.6)	810.3
Acquisition-related costs	15.4	—	—	1.5	0.1	13.0	30.0
Change in fair value of contingent consideration	—	—	—	—	0.1	—	0.1
Adjusted EBITDA	$461.5	$227.1	$87.7	$56.6	$23.1	$(15.6)	$840.4

	Year Ended December 31,
	2017
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$214.0	$23.4	$126.2	$9.9	$(13.0)	$36.2	$396.7
Interest	—	—	—	—	—	41.3	41.3
Income tax provision (benefit)	39.4	80.0	—	(0.5)	0.2	(185.3)	(66.2)
Depreciation and amortization	53.2	80.5	1.5	25.5	30.3	1.2	192.2
EBITDA	306.6	183.9	127.7	34.9	17.5	(106.6)	564.0
Acquisition-related costs	1.6	—	—	—	—	82.8	84.4
Accelerated stock-based compensation	—	—	—	—	—	9.1	9.1
Provision for uncollectable convertible notes receivable	3.8	—	—	—	—	—	3.8
Change in fair value of contingent consideration	—	—	—	—	1.0	—	1.0
Adjusted EBITDA	$312.0	$183.9	$127.7	$34.9	$18.5	$(14.7)	$662.3

The following is a reconciliation of net income allocated to common stockholders to Adjusted earnings:

	Year Ended December 31,
	2018	2017
	(in millions)
Net income allocated to common stockholders	$422.1	$396.7
Amortization of purchased intangibles	160.6	142.6
Acquisition-related costs	30.0	84.4
Accelerated stock-based compensation	—	9.1
Interest and other borrowing costs	—	5.2
Impairment of intangible assets	—	3.8
Change in fair value of contingent consideration	0.1	1.0
Change in redemption value of noncontrolling interest	1.3	1.1
Tax effect of amortization and other items	(49.4)	(92.3)
Tax effect of tax reform law	—	(191.1)
Tax provision re-measurements	(0.4)	—
Re-measurement of deferred tax assets and liabilities as a result of corporate rate increases in Illinois	—	7.0
Net income allocated to participating securities	(0.9)	0.5
Adjusted earnings	$563.4	$368.0

The following summarizes changes in certain operational and financial metrics for the year ended December 31, 2018, compared to the year ended December 31, 2017:

	Year Ended
	December 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Total touched contracts	7.9	6.6	1.3	19.7%
Market ADV	20.5	16.7	3.8	22.8%
Index contract ADV	2.2	2.0	0.2	10.0%
Number of trading days	251	251	—	—%
Total Options revenue per contract (RPC) (1)	$0.258	$0.248	$0.010	4.0%
Multiply Listed Options RPC (1)	0.069	0.061	0.008	13.1%
Index Options RPC (1)	0.736	0.687	0.049	7.1%
Market share	38.5%	39.7%	(1.2)	(3.0)%
U.S. Equities:
ADV:
Total touched shares (in billions)	1.4	1.3	0.1	7.7%
Market ADV (in billions)	7.3	6.5	0.8	12.3%
Trading days (3)	251	212	39.0	18.4%
Market share	18.4%	19.0%	(0.6)	(3.2)%
U.S. Equities (net capture per one hundred touched shares)(2)	$0.025	$0.023	$0.002	8.7%
U.S. ETPs: launches (number of launches)	61	89	(28.0)	(31.5)%
U.S. ETPs: listings (number of listings)	290	250	40.0	16.0%
Futures:
ADV (in thousands)	300.0	294.8	5.2	1.8%
Trading days	252	251	1.0	0.4%
Revenue per contract	$1.690	$1.779	$(0.089)	(5.0)%
European Equities:
ADNV:
Matched and touched ADNV (in billions)	€10.4	€9.4	€1.0	10.6%
Market ADNV (in billions)	46.5	44.8	1.7	3.8%
Trading days (3)	256	214	42.0	19.6%
Market share	22.3%	21.0%	1.3	6.2%
European Equities (net capture per matched notional value in basis points)(4)	0.192	0.167	0.025	15.0%
Average Euro/British pound exchange rate	£0.884	£0.877	£0.007	0.8%
Global FX:
ADNV (in billions)	$37.4	$29.8	$7.6	25.5%
Trading days (3)	259	217	42.0	19.4%
Global FX (net capture per one million dollars traded)(5)	2.56	2.61	(0.05)	(1.9)%
Average British pound/U.S. dollar exchange rate	$1.335	$1.287	$0.048	3.7%

(1)	Revenue per contract represents transaction fees less liquidity payments and routing and clearing costs divided by total contracts traded during the period.
(2)

Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX and EDGA and the number of trading days for the period.

(3)	Trading days presented exclude the two months of 2017 prior to the Bats acquisition.
(4)

Net capture per matched notional value refers to transaction fees less liquidity payments in British pounds divided by the product of matched ADNV in British pounds and the number of trading days for the period.

(5)

Net capture per one million dollars traded refers to net transaction fees, divided by the product of one-millionth of ADNV traded on the Cboe FX market, the number of trading days, and two, which represents the buyer and seller that are both charged on the transaction for the period.

Revenues

Total revenues for the year ended December 31, 2018 increased $539.7 million, or 24.2%, compared to the prior period primarily due to a $422.0 million, or 27.0% increase in transaction fees as a result of increased market volumes over the prior period. An additional two months of activity in 2018 from the Bats acquisition comprised $349.1 million of the increase over the prior period. The following summarizes changes in revenues for the year ended December 31, 2018 compared to the year ended December 31, 2017:

	Year Ended
	December 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(in millions, except percentages)
Transaction fees	$1,986.9	$1,564.9	$422.0	27.0%
Access fees	127.9	106.8	21.1	19.8%
Exchange services and other fees	83.1	74.8	8.3	11.1%
Market data fees	204.0	164.5	39.5	24.0%
Regulatory fees	333.9	291.5	42.4	14.5%
Other revenue	33.0	26.6	6.4	24.1%
Total revenues	$2,768.8	$2,229.1	$539.7	24.2%

Transaction Fees

Transaction fees increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to a 22.8% increase in overall options market ADV, including a 10.0% increase in index options ADV and a 12.3% increase in U.S. Equities ADV. The additional two months of activity in 2018 from the Bats acquisition contributed $232.0 million.

Access Fees

Access fees increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to an increase in the Options segment as a result of additional subscribers and an increase in access fees within the Futures segment, as the pricing model was revised as a result of increased functionality associated with the migration of the futures exchange to the Bats trading platform on February 28, 2018. The additional two months of activity in 2018 from the Bats acquisition contributed $11.8 million.

Exchange Services and Other Fees

Exchange services and other fees increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to the additional two months of activity in 2018 from the Bats acquisition that contributed $5.7 million.

Market Data Fees

Market data fees increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to the additional two months of activity in 2018 from the Bats acquisition that contributed $30.8 million, as well as increases from the U.S. Equities, Futures, and Options segments that contributed $7.0 million, $2.1 million, and $1.8 million, respectively.

Regulatory Fees

Regulatory transaction fees increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to the additional two months of activity in 2018 from the Bats acquisition that added $66.9 million, partially offset by a decrease in U.S. Equities regulatory fees, as the rate decreased to $13.00 per million dollars of covered sales from $23.10 per million dollars of covered sales in May 2018.

Other Revenue

Other revenue increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to an increase in trade reporting services revenue from the European Equities segment of $3.5 million, coupled with the additional two months of activity in 2018 from the Bats acquisition that contributed $1.9 million.

Cost of Revenues

Cost of revenues increased in the year ended December 31, 2018 compared to the same period in 2017 primarily due to the additional two months of activity in 2018 from the Bats acquisition that contributed $260.0 million. The following summarizes changes in cost of revenues for the year ended December 31, 2018 compared to the prior year:

	Year Ended
	December 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(in millions, except percentages)
Liquidity payments	$1,113.0	$849.7	$263.3	31.0%
Routing and clearing	39.1	37.6	1.5	4.0%
Section 31 fees	302.4	260.0	42.4	16.3%
Royalty fees	97.4	86.2	11.2	13.0%
Total	$1,551.9	$1,233.5	$318.4	25.8%

Liquidity Payments

Liquidity payments increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to two months of additional Bats activity in 2018 of $187.7 million, with the remainder of the increase due to the 12.3% increase in U.S. Equities ADV.

Routing and Clearing

The increase in routing and clearing fees for the year ended December 31, 2018 compared to the same period in 2017 was primarily driven by the two months of additional Bats activity in 2018 of $5.8 million, partially offset by a 11.4% decrease in routing fees per 100 touched shares in the U.S. Equities segment.

Section 31 Fees

Section 31 fees increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to two additional months of activity in 2018 from the Bats acquisition that added $66.4 million, partially offset by a decrease in Section 31 Fees in the U.S. Equities segment, as the rate decreased to $13.00 per million dollars of covered sales from $23.10 per million dollars of covered sales in May 2018.

Royalty Fees

Royalty fees increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to higher trading volumes in licensed products in 2018.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased $221.3 million, or 22.2%, in the year ended December 31, 2018 compared to the same period in 2017 primarily due to a $157.2 million, or 23.2%, increase in transaction fees less liquidity payments and routing and clearing costs. The additional two months of activity in 2018 from the acquisition of Bats contributed $89.1 million.

The following summarizes the components of revenues less cost of revenues for the year ended December 31, 2018, presented as a percentage of revenues less cost of revenues and compared to the prior year:

				Percentage of
				Revenues Less
				Cost of
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2018	2017	Change	2018	2017
	(in millions, except percentages)
Transaction fees less liquidity payments and routing and clearing costs	$834.8	$677.6	23.2%	68.6%	68.1%
Access fees	127.9	106.8	19.8%	10.5%	10.7%
Exchange services and other fees	83.1	74.8	11.1%	6.8%	7.5%
Market data fees	204.0	164.5	24.0%	16.8%	16.5%
Regulatory fees, less Section 31 fees	31.5	31.5	(0.0)%	2.6%	3.2%
Royalty fees	(97.4)	(86.2)	13.0%	(8.0)%	(8.7)%
Other	33.0	26.6	24.1%	2.7%	2.7%
Revenues less cost of revenues	$1,216.9	$995.6	22.2%	100.0%	100.0%

Transaction Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction fees less liquidity payments and routing and clearing costs (“Net Transaction Fees”) increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to a 22.8% increase in overall options market ADV, including a 10.0% increase in index options ADV and a 12.3% increase in U.S. Equities ADV, coupled with the additional two months of activity in 2018 from the Bats acquisition that contributed $38.4 million.

Access Fees

Access fees increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to an increase in the Options segment as a result of additional subscribers, as well as an increase in access fees within the Futures segment, as the pricing model was revised as a result of increased functionality associated with the migration of the futures exchange to the Bats trading platform on February 28, 2018. The additional two months of activity in 2018 from the Bats acquisition contributed $11.8 million.

Exchange Services and Other Fees

Exchange services and other fees increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to the additional two months of activity in 2018 from the Bats acquisition that contributed $5.7 million.

Market Data Fees

Market data fees increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to the additional two months of activity in 2018 from the Bats acquisition that contributed $30.8 million, as well as increases from the U.S. Equities, Futures, and Options segments that contributed $7.0 million, $2.1 million, and $1.8 million, respectively.

Regulatory Fees, less Section 31 Fees

Regulatory fees, less Section 31 Fees, remained flat in the year ended December 31, 2018 compared to the same period in 2017, as a result of a 12.3% increase in U.S. Equities trading ADV.

Royalty Fees

Royalty fees increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to higher trading volumes in licensed products in 2018.

Other

Other revenue increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to an increase in trade reporting services revenue from the European Equities segment of $3.5 million, coupled with the additional two months of activity in 2018 from the Bats acquisition that contributed $1.9 million.

Operating Expenses

For the year ended December 31, 2018 compared to the year ended December 31, 2017, non-recurring acquisition-related costs for the Bats acquisition incurred in 2017 drove the decrease in operating expenses, partially offset by an increase in compensation and benefits and depreciation and amortization in 2018 driven in part by two additional months of activity in 2018 from the Bats acquisition. The following summarizes changes in operating expenses for the year ended December 31, 2018 compared to the prior year:

	Year Ended
	December 31,		Increase/	Percent
	2018	2017	(Decrease)	Change
	(in millions, except percentages)
Operating Expenses:
Compensation and benefits	$228.8	$201.4	$27.4	13.6%
Depreciation and amortization	204.0	192.2	11.8	6.1%
Technology support services	47.9	42.1	5.8	13.8%
Professional fees and outside services	68.3	66.0	2.3	3.5%
Travel and promotional expenses	13.0	17.2	(4.2)	(24.4)%
Facilities costs	11.5	10.3	1.2	11.7%
Acquisition-related costs	30.0	84.4	(54.4)	(64.5)%
Change in contingent consideration	0.1	1.0	(0.9)	(90.0)%
Other expenses	13.9	9.1	4.8	52.7%
Total operating expenses	$617.5	$623.7	$(6.2)	(1.0)%

Compensation and Benefits

Compensation and benefits increased for the year ended December 31, 2018 compared to the same period in 2017 due to two months of additional activity from the Bats acquisition that contributed $13.9 million, as well as additional bonus expense of $12.4 million in 2018 due to strong financial performance.

Depreciation and Amortization

Depreciation and amortization increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to two additional months of amortization of the Bats intangible assets in 2018, contributing an additional $31.1 million, partially offset by a decrease in 2018 amortization due to the accelerated cash flow method for the intangibles acquired in the Bats acquisition.

Technology Support Services

Technology support services costs increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to an additional two months of Bats activity in 2018 that contributed $4.7 million.

Professional Fees and Outside Services

Professional and outside services fees increased for the year ended December 31, 2018 compared to the same period in 2017 primarily driven by incremental expense from the acquisition of Bats that contributed $3.3 million, partially offset by a decrease in contract services of $1.1 million.

Travel and Promotional Expenses

Travel and promotional expenses decreased for the year ended December 31, 2018 compared to the same period in 2017, primarily due to a decrease in marketing and advertising expenses of $3.4 million and a decrease in sponsorships of $0.8 million.

Acquisition-Related Costs

Acquisition-related costs decreased for the year ended December 31, 2018 compared to the same period in 2017 due to the timing of the acquisition of Bats in 2017. Acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance and retention costs, impairment of capitalized software and other external costs directly related to the mergers and acquisitions, as well as compensation-related expenses.

Other Expenses

Other expenses increased for the year ended December 31, 2018 compared to the same period in 2017, primarily due to increases in value added taxes of $0.9 million, RMC related expenses of $0.8 million, a write off of receivables of $0.7 million, and a true-up of sales taxes on fixed assets of $0.5 million. Additionally, the two months of additional activity from the Bats acquisition contributed $0.7 million.

Operating Income

As a result of the items above, operating income for the year ended December 31, 2018 was $599.4 million, compared to $371.9 million for the year ended December 31, 2017, an increase of $227.5 million, or 61.2%.

Interest Expense, Net

Net interest expense decreased in the year ended December 31, 2018 as the outstanding debt balance decreased from $1,237.9 million at December 31, 2017 to $1,215.4 million at December 31, 2018. Also contributing to the decrease was the lower interest rates resulting from debt refinancing in both June 2017 and March 2018, as well as increased interest income from treasury securities.

Other Income

Other income increased in the year ended December 31, 2018 compared to the same period in 2017 primarily due to $8.8 million of dividends recognized during 2018.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the year ended December 31, 2018 was $571.2 million compared to $334.4 million for the year ended December 31, 2017, an increase of $236.8 million, or 70.8%.

Income Tax Provision (Benefit)

For the year ended December 31, 2018, the income tax provision (benefit) was $146.0 million compared with a benefit of $(66.2) million for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018 was 25.6%, compared to a benefit of (19.8)% for the year ended December 31, 2017.

Net Income

As a result of the items above, net income for the year ended December 31, 2018 was $426.5 million, or 35.0% of revenues less cost of revenues, compared to $401.7 million, or 40.3% of revenues less cost of revenues, for the year ended December 31, 2017, an increase of $24.8 million, or 6.2%.

Segment Operating Results

We report results from our five segments: Options, U.S. Equities, Futures, European Equities, and Global FX. Segment performance is primarily based on operating income (loss). We have aggregated all corporate costs, as well as other business ventures, within the Corporate Items and Eliminations as those activities should not be used to evaluate a segment's operating performance. All operating expenses that relate to activities of a specific segment have been allocated to that segment.

The following summarizes our total revenues by segment:

				Percentage of
				Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2018	2017	Change	2018	2017
	(in millions, except percentages)
Options	$1,057.5	$883.5	19.7%	38.2%	39.6%
U.S. Equities	1,373.1	1,072.5	28.0%	49.6%	48.1%
Futures	149.8	144.6	3.6%	5.4%	6.6%
European Equities	131.6	89.6	46.9%	4.8%	4.0%
Global FX	56.4	38.2	47.6%	2.0%	1.7%
Corporate	0.4	0.7	(42.9)%	0.0%	0.0%
Total revenues	$2,768.8	$2,229.1	24.2%	100.0%	100.0%

The following summarizes our revenues less cost of revenues by segment:

				Percentage of
				Total Revenues
				less Cost of Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2018	2017	Change	2018	2017
	(in millions, except percentages)
Options	$611.2	$516.3	18.4%	50.2%	51.9%
U.S. Equities	310.2	239.1	29.7%	25.6%	24.0%
Futures	144.1	139.5	3.3%	11.8%	14.0%
European Equities	94.6	61.8	53.1%	7.8%	6.2%
Global FX	56.4	38.2	47.6%	4.6%	3.8%
Corporate	0.4	0.7	(42.9)%	0.0%	0.1%
Total revenues less cost of revenues	$1,216.9	$995.6	22.2%	100.0%	100.0%

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our Options segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2018	2017	Change	2018	2017
	(in millions, except percentages)
Revenues less cost of revenues	$611.2	$516.3	18.4%	57.8%	58.4%
Operating expenses	220.3	264.1	(16.6)%	20.8%	29.9%
Operating income	$390.9	$252.2	55.0%	37.0%	28.5%
EBITDA(1)	$446.1	$306.6	45.5%	42.2%	34.7%
EBITDA margin(2)	73.0%	59.4%	*	*	*

*  Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenue less cost of revenues increased $94.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a 22.8% increase in overall options market ADV, including a 10.0% increase in index options ADV, as well as an increase in Options revenue per contract. For the year ended December 31, 2018, the Options segment's operating income increased $138.7 million compared to the year ended December 31, 2017 due to higher revenues less cost of revenues and two additional months of activity from the Bats acquisition in 2017.

U.S. Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our U.S. Equities segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2018	2017	Change	2018	2017
	(in millions, except percentages)
Revenues less cost of revenues	$310.2	$239.1	29.7%	22.6%	22.3%
Operating expenses	169.7	135.9	24.9%	12.4%	12.7%
Operating income	$140.5	$103.2	36.1%	10.2%	9.6%
EBITDA(1)	$227.1	$183.9	23.5%	16.5%	17.1%
EBITDA margin(2)	73.2%	76.9%	*	*	*

*      Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenue less cost of revenues increased $71.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to an increase in transaction net revenue, as market ADV increased 12.3% over prior year, coupled with an 8.7% increase in net capture. An increase in proprietary market data also contributed to the increase over prior year. For the year ended December 31, 2018, the U.S. Equities segment's operating income increased

$37.3 million compared to the year ended December 31, 2017 due to higher revenues less cost of revenues and two additional months of activity from the Bats acquisition in 2017. Operating expenses increased $33.8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to two months of additional activity from the Bats acquisition in 2017.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2018	2017	Change	2018	2017
	(in millions, except percentages)
Revenues less cost of revenues	$144.1	$139.5	3.3%	96.2%	96.5%
Operating expenses	58.4	12.7	359.8%	39.0%	8.8%
Operating income	$85.7	$126.8	(32.4)%	57.2%	87.7%
EBITDA(1)	$87.7	$127.7	(31.3)%	58.5%	88.3%
EBITDA margin(2)	60.9%	91.5%	*	*	*

*      Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenue less cost of revenues increased $4.6 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily related to increases in access fees and market data fees, offset by a 5.1% decline in revenue per contract during the year. For the year ended December 31, 2018, the Futures segment's operating income decreased $41.1 million compared to the year ended December 31, 2017 due to higher allocations for 2018 initiatives, including the CFE platform migration and new product launches.

European Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our European Equities segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2018	2017	Change	2018	2017
	(in millions, except percentages)
Revenues less cost of revenues	$94.6	$61.8	53.1%	71.9%	69.0%
Operating expenses	70.5	52.9	33.3%	53.6%	59.0%
Operating income	$24.1	$8.9	170.8%	18.3%	9.9%
EBITDA(1)	$55.1	$34.9	57.9%	41.9%	39.0%
EBITDA margin(2)	58.2%	56.5%	*	*	*

*     Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.

(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenue less cost of revenues increased $32.8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a 15.0% increase in net capture, a 3.6% increase in total market ADNV, and a 6.2% increase in market share. For the year ended December 31, 2018, the European Equities segment's operating income increased $15.2 million compared to the year ended December 31, 2017 due to higher revenues less cost of revenues. Also contributing to the increase were two additional months of activity from the Bats acquisition in 2017. Operating expenses increased $17.6 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to two months of additional activity from the Bats acquisition in 2017, as well as increases in compensation and benefits and depreciation and amortization.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our Global FX segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2018	2017	Change	2018	2017
	(in millions, except percentages)
Revenues less cost of revenues	$56.4	$38.2	47.6%	100.0%	100.0%
Operating expenses	68.1	51.0	33.5%	120.7%	133.5%
Operating loss	$(11.7)	$(12.8)	(8.6)%	(20.7)%	(33.5)%
EBITDA(1)	$22.9	$17.5	30.9%	40.6%	45.8%
EBITDA margin(2)	40.6%	45.8%	*	*	*

*     Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenue less cost of revenues increased $18.2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a 25.5% increase in ADNV during 2018. For the year ended December 31, 2018, the Global FX segment's operating loss decreased $1.1 million compared to the year ended December 31, 2017. Also contributing to the decrease were two additional months of activity from the Bats acquisition in 2017. Operating expenses increased $17.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to two months of additional activity from the Bats acquisition in 2017, as well as increases in compensation and benefits and technology support services.

Comparison of Years Ended December 31, 2017 and 2016

Overview

The following summarizes changes in financial performance for the year ended December 31, 2017, compared to the year ended December 31, 2016:

	Year Ended
	December 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$2,229.1	$703.1	$1,526.0	217.0%
Total cost of revenues	1,233.5	136.7	1,096.8	802.3%
Revenues less cost of revenues	995.6	566.4	429.2	75.8%
Total operating expenses	623.7	268.2	355.5	132.6%
Operating income	371.9	298.2	73.7	24.7%
Income before income tax provision	334.4	306.6	27.8	9.1%
Income tax provision	(66.2)	120.9	(187.1)	(154.8)%
Net income	$400.6	$185.7	$214.9	115.7%
Basic earnings per share	3.70	2.27	1.43	63.0%
Diluted earnings per share	3.69	2.27	1.42	62.5%
Organic net revenue (1)	617.4	566.4	51.0	9.0%
EBITDA(2)	$564.0	$355.9	$208.1	58.5%
EBITDA margin(3)	56.6%	62.8%	(6.2)%	*
Adjusted EBITDA(2)	$662.3	$364.3	$298.0	81.8%
Adjusted EBITDA margin(4)	66.5%	64.3%	2.2%	*
Adjusted earnings(5)	$368.0	$197.3	$170.7	86.5%
Adjusted earnings margin(6)	37.0%	34.8%	2.1%	*
Diluted weighted average shares outstanding	107.5	81.4	26.1	32.1%
Diluted Adjusted earnings per share(7)	$3.42	$2.42	$1.00	41.2%

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

The following is a reconciliation of revenues less cost of revenues to organic net revenue:

	Year Ended December 31,
	2017	2016
	(in millions)
Revenue less cost of revenue (net revenue)	$995.6	$566.4
Bats revenue less cost of revenue	(378.2)
Organic net revenue	$617.4	$566.4

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

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2017
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$214.0	$23.4	$126.2	$9.9	$(13.0)	$36.2	$396.7
Interest	—	—	—	—	—	41.3	41.3
Income tax provision (benefit)	39.4	80.0	—	(0.5)	0.2	(185.3)	(66.2)
Depreciation and amortization	53.2	80.5	1.5	25.5	30.3	1.2	192.2
EBITDA	306.6	183.9	127.7	34.9	17.5	(106.6)	564.0
Acquisition-related costs	1.6	—	—	—	—	82.8	84.4
Accelerated stock-based compensation	—	—	—	—	—	9.1	9.1
Provision for uncollectable convertible notes receivable	3.8	—	—	—	—	—	3.8
Change in fair value of contingent consideration	—	—	—	—	1.0	—	1.0
Adjusted EBITDA	$312.0	$183.9	$127.7	$34.9	$18.5	$(14.7)	$662.3

	Year Ended December 31,
	2016
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$100.3	$—	$96.4	$—	$—	$(11.8)	$184.9
Interest	5.8	—	—	—	—	(0.1)	5.7
Income tax provision (benefit)	120.9	—	—	—	—	—	120.9
Depreciation and amortization	40.3	—	2.8	—	—	1.3	44.4
EBITDA	267.3	—	99.2	—	—	(10.6)	355.9
Acquisition-related costs	—	—	—	—	—	13.5	13.5
Accelerated stock-based compensation	—	—	—	—	—	1.5	1.5
Impairment of intangible assets	(1.4)	—	—	—	—	—	(1.4)
Legal settlement	—	—	—	—	—	(5.5)	(5.5)
Assessment of computer-based lease taxes for prior period use	—	—	—	—	—	0.3	0.3
Adjusted EBITDA	$265.9	$—	$99.2	$—	$—	$(0.8)	$364.3

(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(4)	Adjusted EBITDA margin represents Adjusted EBITDA divided by revenues less cost of revenues.
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

The following is a reconciliation of net income allocated to common stockholders to Adjusted earnings:

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

The following summarizes changes in certain operational and financial metrics for the year ended December 31, 2017, compared to the year ended December 31, 2016:

	Year Ended
	December 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Total touched contracts	6.6	6.4	0.2	3.1%
Market ADV	16.7	16.1	0.6	3.7%
Index contract ADV	2.0	1.7	0.3	17.6%
Number of trading days	251	252	(1)	(0.4)%
Total Options revenue per contract (RPC) (1)	$0.248	$0.322	$(0.074)	(23.0)%
Multiply Listed Options RPC (1)	0.061	0.083	(0.022)	(26.5)%
Index Options RPC (1)	0.687	0.710	(0.023)	(3.2)%
Market share	39.7%	27.7%	12.0%	*
U.S. Equities:
ADV:
Total touched shares (in billions)	1.3	*	*	*
Market ADV (in billions)	6.5	*	*	*
Trading days (3)	212	*	*	*
Market share	19.0%	*	*	*
U.S. Equities (net capture per one hundred touched shares)(2)	$0.023	*	*	*
U.S. ETPs: launches (number of launches)	89	*	*	*
U.S. ETPs: listings (number of listings)	250	*	*	*
Futures:
ADV (in thousands)	294.8	238.8	56.0	23.5%
Trading days	251	252	(1)	(0.4)%
Revenue per contract	$1.779	$1.681	$0.098	5.8%
European Equities:
ADNV:
Matched and touched ADNV (in billions)	€9.4	*	*	*
Market ADNV (in billions)	44.8	*	*	*
Trading days (3)	214	*	*	*
Market share	21.0%	*	*	*
European Equities (net capture per matched notional value in basis points)(3)	0.167	*	*	*
Average Euro/British pound exchange rate	£0.877	*	*	*
Global FX:
ADNV (in billions)	$29.8	*	*	*
Trading days (3)	217	*	*	*
Global FX (net capture per one million dollars traded)(4)	2.61	*	*	*
Average British pound/U.S. dollar exchange rate	$1.287	*	*	*

*  Not Meaningful

(1)	Revenue per contract represents transaction fees less liquidity payments and routing and clearing costs divided by total contracts traded during the period.
(2)

Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYZ, EDGX, and EDGA and the number of trading days for the period.

(3)	Trading days presented exclude the two months of 2017 prior to the Bats acquisition.
(4)

Net capture per matched notional value refers to transaction fees less liquidity payments in British pounds divided by the product of matched ADNV in British pounds of shares and the number of trading days for the period.

(5)

Net capture per one million dollars traded refers to net transaction fees divided by the product of one-millionth of ADNV traded on the Cboe FX market, the number of trading days, and two, which represents the buyer and seller that are both charged on the transaction for the period.

Revenues

Total revenues increased in the year ended December 31, 2017 reflecting the Bats acquisition on February 28, 2017. The following summarizes changes in revenues for the year ended December 31, 2017, compared to the year ended December 31, 2016:

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

Transaction Fees

Transaction fees increased for the year ended December 31, 2017 compared to the prior year primarily driven by the acquisition of Bats that contributed $970.5 million. The remaining increase was primarily driven by a 50.0% increase in Futures volumes and a 17.6% increase in index options volumes.

Access Fees

Access fees increased for the year ended December 31, 2017 compared to the prior year primarily driven by the acquisition of Bats that contributed $60.1 million. This was partially offset by pricing decreases for market maker permits and floor broker permits effective in the first quarter of 2017.

Exchange Services and Other Fees

Exchange services and other fees increased for the year ended December 31, 2017 compared to the prior year. The increase was primarily a result of the Bats acquisition that contributed $25.0 million.

Market Data Fees

Market data fees increased for the year ended December 31, 2017 compared to the prior year primarily due to the Bats acquisition that contributed $60.1 million.

Regulatory Fees

Regulatory fees increased for the year ended December 31, 2017 compared to the same period in the prior year. The increase in regulatory fees is primarily due to the acquisition of Bats that contributed $246.0 million.

Other Revenue

Other revenue increased for the year ended December 31, 2017 compared to the same period in the prior year primarily due to the Bats acquisition that contributed $9.4 million.

Cost of Revenues

Cost of revenues increased for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to the acquisition of Bats. The following summarizes changes in cost of revenues for the year ended December 31, 2017 compared to the prior year:

	Year Ended
	December 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(in millions, except percentages)
Liquidity payments	$849.7	$35.8	$813.9	2,273.5%
Routing and clearing	37.6	11.1	26.5	238.7%
Section 31 fees	260.0	11.8	248.2	2,103.4%
Royalty fees	86.2	78.0	8.2	10.5%
Total	$1,233.5	$136.7	$1,096.8	802.3%

Liquidity Payments

Liquidity payments increased for the year ended December 31, 2017 compared to the same period in the prior year primarily driven by the Bats acquisition that contributed $789.3 million.

Routing and Clearing

The increase in routing and clearing fees for the year ended December 31, 2017 compared to the same period in the prior year was primarily driven by the Bats acquisition that contributed $28.3 million.

Section 31 Fees

Section 31 fees increased for the year ended December 31, 2017 compared to the same period in the prior year primarily driven by the Bats acquisition that contributed $243.6 million.

Royalty Fees

Royalty fees for the year ended December 31, 2017 increased from the same period prior year primarily from higher trading volume in licensed products.

Revenues Less Cost of Revenues

Revenues less cost of revenues remained increased for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the acquisition of Bats.

The following summarizes the components of revenues less cost of revenues for the year ended December 31, 2017 and 2016, presented as a percentage of revenues less cost of revenues and compared to the prior year:

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

Transaction Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction fees less liquidity payments and routing and clearing costs increased for the year ended December 31, 2017 compared to the same period in 2016 primarily driven by the acquisition of Bats that contributed $153.0 million. The remaining increase was primarily due to higher trading volumes in index options and futures for the year ended December 31, 2017.

Access Fees

Access fees increased for the year ended December 31, 2017 compared to the same period in 2016 primarily driven by the Bats acquisition that contributed $60.1 million. This was partially offset by decreases driven by pricing decreases for market maker permits and floor broker permits effective in the first quarter of 2017.

Exchange Services and Other Fees

Exchange services and other increased for the year ended December 31, 2017 compared to the prior year primarily driven by the Bats acquisition that contributed $25.0 million.

Market Data Fees

Market data fees increased for the year ended December 31, 2017 compared to the prior year primarily due to the Bats acquisition that contributed $128.6 million.

Regulatory Fees, less Section 31 fees

Regulatory fees decreased for the year ended 2017 compared to the same period in the prior year primarily due to a decrease in options regulatory fees reflecting lower regulatory costs to oversee the options markets.

Royalty Fees

Royalty fees for the year ended December 31, 2017 increased from the prior year period primarily from higher trading volume in licensed products.

Other Revenue

Other revenue increased for the year ended December 31, 2017 compared to the same period in the prior year primarily due to the Bats acquisition that contributed $9.0 million.

Operating Expenses

For the year ended December 31, 2017 compared to the year ended December 31, 2016, acquisition-related costs for the Bats acquisition drove the increase in operating expenses. Incremental operating expenses of Bats from the acquisition date to December 31, 2017 also contributed to the increase, primarily in depreciation and amortization and compensation and benefits. The following summarizes changes in operating expenses for the year ended December 31, 2017, compared to the prior year:

	Year Ended
	December 31,		Increase/	Percent
	2017	2016	(Decrease)	Change
	(in millions, except percentages)
Operating Expenses:
Compensation and benefits	$201.4	$113.2	$88.2	77.9%
Depreciation and amortization	192.2	44.4	147.8	332.9%
Technology support services	42.1	22.5	19.6	87.1%
Professional fees and outside services	66.0	53.1	12.9	24.3%
Travel and promotional expenses	17.2	11.0	6.2	56.4%
Facilities costs	10.3	5.7	4.6	80.7%
Acquisition related costs	84.4	13.6	70.8	520.6%
Change in contingent consideration	1.0	—	1.0	*
Other expenses	9.1	4.7	4.4	93.6%
Total operating expenses	$623.7	$268.2	$355.5	132.6%

*     Not meaningful

Compensation and Benefits

For the year ended December 31, 2017, compensation and benefits increased compared to the same period in 2016 primarily driven by the incremental costs for additional employees from the Bats acquisition of $77.4 million. The remainder of the increase during the year was due to the acceleration of stock-based compensation due to a change in the vesting terms in the first quarter of 2017.

Depreciation and Amortization

Depreciation and amortization increased for the year ended December 31, 2017 compared to the same period in 2016 primarily driven by amortization of purchased intangible assets acquired from the Bats acquisition of $152.7 million.

Technology Support Services

Technology support services costs increased for the year ended December 31, 2017 compared to the same period in the prior year primarily driven by incremental expense from the acquisition of Bats that contributed $20.1 million.

Professional Fees and Outside Services

Expenses related to professional fees and outside services increased for the year ended December 31, 2017 compared to the same period in the prior year primarily driven by incremental expense from the acquisition of Bats that contributed $14.3 million.

Acquisition-Related Costs

Acquisition-related costs increased for the year ended December 31, 2017 compared to the same period in the prior year primarily driven by the timing of our acquisition of Bats. Acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance and retention costs, impairment of capitalized software and other external costs directly related to the mergers and acquisitions.

Operating Income

As a result of the items above, operating income in 2017 was $371.9 million compared to $298.2 million in 2016, an increase of $73.7 million.

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

Income Before Income Tax Provision

As a result of the items above, income before income taxes in 2017 was $334.4 million compared to $306.6 million in 2016, an increase of $27.8 million, or 9.1%.

Income Tax Provision (Benefit)

For the year ended December 31, 2017, the income tax provision (benefit) was $(66.2) million compared with $120.9 million for the same period in 2016. The effective tax rate was (19.8)% and 39.4% for the years ended December 31, 2017 and 2016, respectively. The lower effective tax rate in 2017 was primarily due to the tax benefit associated with re-measuring net deferred tax liabilities as a result of the Jobs Act.

Net Income

As a result of the items above, net income for the year ended December 31, 2017 was $401.7 million, or 40.3% of revenues less cost of revenues, compared to $186.8 million, or 32.6% of revenues less cost of revenues, for the year ended December 31, 2016, an increase of $214.9 million.

Segment Operating Results

We previously operated as a single reportable business segment as of December 31, 2016. As a result of the Merger, in 2017, we began reporting five segments: Options, U.S. Equities, Futures, European Equities, and Global FX. Segment performance is primarily based on operating income (loss). Prior to the Merger, the Company did not conduct business within the current U.S. Equities, European Equities and Global FX segments, and therefore those segments are excluded from the analysis below. We have aggregated all of our corporate costs and eliminations, as well as other business ventures, within Corporate Items and Eliminations; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

The following summarizes our revenues by segment:

				Percentage of
				Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2017	2016	Change	2017	2016
	(in millions, except percentages)
Options	$883.5	$589.5	49.9%	39.6%	83.8%
U.S. Equities	1,072.5	—	*	48.1%	—%
Futures	144.6	113.6	27.3%	6.5%	16.2%
European Equities	89.6	—	*	4.0%	—%
Global FX	38.2	—	*	1.7%	—%
Corporate	0.7	—	*	0.0%	—%
Total revenues	$2,229.1	$703.1	217.0%	100.0%	100.0%

* Not Meaningful

The following summarizes our revenues less cost of revenues by segment:

				Percentage of
				Total Revenues
				less Cost of Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2017	2016	Change	2017	2016
	(in millions, except percentages)
Options	$516.3	$457.0	13.0%	51.9%	80.7%
U.S. Equities	239.1	—	*	24.0%	—%
Futures	139.5	109.4	27.5%	14.0%	19.3%
European Equities	61.8	—	*	6.2%	—%
Global FX	38.2	—	*	3.8%	—%
Corporate	0.7	—	*	—%	—%
Revenues less cost of revenues	$995.6	$566.4	75.8%	100.0%	100.0%

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

U.S. Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our U.S. Equities segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2017	2016	Change	2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$239.1	$--	*	22.3%	*
Operating expenses	135.9	--	*	12.7%	*
Operating income	$103.2	$--	*	9.6%	*
EBITDA(1)	$183.9	$--	*	17.1%	*
EBITDA margin(2)	76.9%	*	*	*	*

*      Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

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

European Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our European Equities segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2017	2016	Change	2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$61.8	$—	*	69.0%	*
Operating expenses	52.9	—	*	59.0%	*
Operating income	$8.9	$—	*	9.9%	*
EBITDA(1)	$34.9	$—	*	39.0%	*
EBITDA margin(2)	56.5%	*	*	*	*

*      Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

For the year ended December 31, 2017 European Equities contributed revenues less costs of revenues of $61.8 million, and operating income of $8.9 million, resulting from our acquisition of Bats on February 28, 2017.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our Global FX segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2017	2016	Change	2017	2016
	(in millions, except percentages)
Revenues less cost of revenues	$38.2	$—	*	100.0%	*
Operating expenses	51.0	—	*	133.5%	*
Operating income	$(12.8)	$—	*	(33.5)%	*
EBITDA(1)	$17.5	$—	*	45.8%	*
EBITDA margin(2)	45.8%	*	*	*	*

*      Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

For the year ended December 31, 2017 Global FX contributed revenues less costs of revenues of $38.2 million, and operating loss of $12.8 million, resulting from our acquisition of Bats on February 28, 2017.

Seasonality

In the securities and FX industries, quarterly revenue fluctuations may occur primarily due to seasonal variations in trading volumes, as well as competition and technological and regulatory changes. Our business could experience seasonal fluctuations with the U.S. Equities, European Equities and Global FX segments, reflecting reduced trading activity generally during the third quarter of each year and during the last month of the year. As a result, our operating results for the third or fourth quarter of any year may not be indicative of the results we expect for the full year.

Liquidity and Capital Resources

We expect our cash on hand at December 31, 2018 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under our revolving credit facility will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, any dividends, a potential strategic acquisition, and opportunities for common stock repurchases under the previously announced program. We may also utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 13 “Debt” of the consolidated financial statements for further information.  Our long-term cash needs will depend on many factors including an introduction of new products, enhancements of current products, the geographic mix of our business and any potential acquisitions. We believe our cash from operations and the availability under our revolving credit facility will meet any long-term needs unless a significant acquisition is identified, in which case we expect that we would be able to borrow the necessary funds to complete such an acquisition.

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of December 31, 2018 increased $114.2 million from December 31, 2017 primarily driven by net income, partially offset by share repurchases of $140.9 million and distributions of $130.3 million. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $72.9 million and $44.9 million as of December 31, 2018 and December 31, 2017, respectively. The remaining balance was held in the United States and totaled $202.2 million and $98.6 million as of December 31, 2018 and December 31, 2017, respectively. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include investments with original or acquired maturities longer than three months but that mature in less than one year from the balance sheet date and are recorded at fair value. As of December 31, 2018 financial investments consisted of U.S. Treasury securities.

Cash Flow

The following table summarizes our cash flow data for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended
	December 31,
	2018	2017	2016
	(in millions)
Net cash provided by operating activities	$534.7	$374.4	$229.6
Net cash used in investing activities	(25.6)	(1,436.5)	(84.4)
Net cash (used in) provided by financing activities	(371.6)	1,099.7	(150.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5.9)	8.6	—
Increase (decrease) in cash and cash equivalents	$131.6	$46.2	$(5.0)

Net Cash Flows Provided by Operating Activities

During the year ended December 31, 2018, net cash provided by operating activities was $109.5 million higher than net income. The primary adjustments were related to accounts receivable of $70.3 million, income tax receivable of

$53.2 million, provision for deferred income taxes of $47.7 million, Section 31 fees payable of $24.5 million, partially offset by the $204.0 million in depreciation and amortization, accounts payable and accrued liabilities of $46.8 million, the recognition of stock-based compensation totaling $35.1 million, and income tax liability of $36.1 million.

Net cash provided by operating activities was $374.4 million and $229.6 million for the years ended December 31, 2017 and 2016, respectively. The increase in net cash flows provided by operating activities was primarily due to higher net income.

Net cash provided by operating activities was $26.2 million less than net income for the fiscal year ended December 31, 2017. The primary adjustments were related to provision for deferred income taxes of $238.4 million, income taxes payable of $50.5 million, Section 31 fees payable of $42.4 million, partially offset by the $192.2 million in depreciation and amortization, the recognition of stock-based compensation totaling $52.6 million, income tax receivable of $42.4 million, impairment of data processing software of $14.9 million, and accounts payable and accrued liabilities of $10.1 million.

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities for the year ended December 31, 2018 were $25.6 million. The variance is primarily attributed to purchases of property and equipment of $36.3 million.

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

Net cash flows used in investing activities totaled $1,436.5 million and $84.4 million for the years ended December 31, 2017 and 2016, respectively. Expenditures for capital and other assets totaled $37.5 million and $44.4 million for the years ended December 31, 2017 and 2016, respectively, primarily representing purchases of systems hardware and development of software to develop and enhance our trading platform and operations. In 2017, investing activities primarily represented our acquisition of Bats.

In 2016, investing activities primarily represented our majority investment in Vest, which totaled $14.3 million, and other investments totaling $23.3 million, which primarily includes our investments in CurveGlobal and Eris.

We expect to spend $50 million to $55 million in capital expenditures in 2019 primarily for the potential office relocation, Brexit, and general maintenance and ongoing enhancement of our data and telecommunications infrastructure.

Net Cash Flows Provided by (Used in) Financing Activities

For the year ended December 31, 2018, $300.0 million was received in proceeds from long-term debt, offset by $325.0 million in payments of long-term debt. Purchase of common stock totaled $140.9 million. Dividends paid totaled $130.3 million.

Net cash flows provided by financing activities totaled $1.1 billion for the year ended December 31, 2017. Net cash flows used in financing activities totaled $150.2 million for the year ended December 31, 2016. The $1.3 billion increase in net cash flows provided by financing activities resulted primarily from proceeds from long-term debt.

Financial Assets

The following summarizes our financial assets for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended
	December 31,
	2018	2017	2016
	(in millions)
Cash and cash equivalents	$275.1	$143.5	$97.3
Financial investments	35.7	47.3	—
Less cash collected for Section 31 Fees	(53.1)	(70.5)	—
Adjusted Cash(1)	$257.7	$120.3	$97.3

(1)

Adjusted Cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments minus cash collected for Section 31 fees. We have presented Adjusted Cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended
	December 31,
	2018	2017	2016
	(in millions)
Debt:
Term Loan Agreement	275.0	300.0	—
3.650% Senior Notes	650.0	650.0	—
1.950% Senior Notes	300.0	300.0	—
Revolving Credit Agreement	—	—	—
Less unamortized discount and debt issuance costs	(9.6)	(12.1)	—
Total debt	$1,215.4	$1,237.9	$—

At December 31, 2018, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of December 31, 2018 we had an additional $150.0 million available through our revolving credit facility, with the ability to borrow another $100.0 million by increasing the commitments under the facility. Together with Adjusted Cash, we had $407.7 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of December 31, 2018.

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

Under the program, for the year ended December 31, 2018, the Company repurchased 1,347,954 shares of common stock at an average cost per share of $104.52, totaling $140.9 million. Since inception of the program through December 31, 2018, the Company has repurchased 12,295,355 shares of common stock at an average cost per share of $52.37, totaling $643.9 million.

As of December 31, 2018, the Company had $206.1 million of availability remaining under its existing share repurchase authorizations.

OCC Capital Plan

In December 2014, OCC announced a newly-formed capital plan. The OCC capital plan was designed to strengthen OCC's capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities ("SIFMUs") as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC's advance notice filing regarding the capital plan, and OCC and OCC's existing exchange stockholders, which include Cboe Options, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders' equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds are breached. OCC also adopted policies under the plan with respect to fees, customer refunds, and stockholder dividends, which envision an annual dividend payment to the exchange stockholders equal to the portion of OCC's after-tax income that exceeds OCC's capital requirements after payment of refunds to OCC's clearing members (with such customer refunds generally to constitute 50% of the portion of OCC's pre-tax income that exceeds OCC's capital requirements). On March 3, 2015, in accordance with the plan, Cboe Options contributed $30 million to OCC. That contribution has been recorded under investments in the consolidated balance sheets as of December 31, 2018 and 2017.

On March 6, 2015, OCC informed Cboe Options that the SEC, acting through delegated authority, had approved OCC's proposed rule filing for the capital plan. Following petitions to review the approval based on delegated authority, the SEC conducted its own review and then approved the proposed rule change implementing OCC's capital plan. Certain petitioners subsequently appealed the SEC approval order for the OCC capital plan to the U.S. Court of Appeals for the D.C. Circuit, (the “Court”) and moved to stay the SEC approval order. On February 23, 2016, the Court denied the petitioners' motion to stay. On August 8, 2017, the Court held that the SEC’s approval order lacked reasoned decision-making sufficient to support the SEC’s conclusion that the OCC capital plan complied with applicable statutory requirements. The Court declined to vacate the SEC’s approval order or to require the unwinding of actions taken under the OCC capital plan, but instead remanded the matter to the SEC for further proceedings concerning whether that capital plan complies with those statutory requirements. Petitioners requested a stay of dividend payments to the exchange stockholders until the SEC made a final decision about the OCC capital plan, but the SEC denied that request on September 14, 2017. The SEC allowed for and received information from interested parties for the SEC’s consideration in connection its review of the OCC capital plan on remand from the Court.

On February 13, 2019, the SEC issued an order disapproving the proposed rule change implementing OCC’s capital plan following the SEC’s review of the OCC capital plan on remand from the Court. The SEC concluded, upon further review, that the information before the SEC was insufficient to support a finding that the OCC capital plan was consistent with the Exchange Act and Exchange Act rules and regulations. Among other items, the SEC noted in its order that while OCC represented to the Court that it is possible to unwind the OCC capital plan, the petitioners argued and the Court recognized that unwinding and replacing the OCC capital plan may pose considerable logistical challenges for OCC. The SEC also stated in its order, among other items, that the SEC would consider any requests for exemptive relief that OCC might seek while OCC establishes a new capital plan and seeks to come into compliance with the SEC requirement that OCC maintain a capital plan to cover potential general business losses. As a result of the recency, there is uncertainty regarding next steps and potential consequences.

Lease and Obligations

The Company currently leases additional office space, data centers and remote network operations center, with lease terms remaining from 1 months to 102 months as of December 31, 2018. In December 2014, we entered into an agreement with FINRA to provide certain regulatory services to the Cboe and C2 options markets. The agreement included the assignment of the office space Cboe leased for regulatory operations.

Total rent expense related to current and former lease obligations for the years ended December 31, 2018, 2017 and 2016 totaled $10.1 million, $7.6 million and $4.4 million, respectively. In addition to our lease obligations, we have contractual obligations related to certain operating leases, data and telecommunications agreements, and our long-term debt outstanding. Future minimum payments under these leases and agreements were as follows as of December 31, 2018:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual Obligations	(in millions)
Operating leases	$34.0	$6.1	$9.6	$9.8	$8.5
Principal payments of debt	1,225.0	300.0	275.0	—	650.0
Interest payments on debt	233.2	38.9	95.9	48.8	49.6
Total	$1,492.2	$345.0	$380.5	$58.6	$708.1

Off Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements.

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

Goodwill and Other Intangible Assets

Our acquisitions of Bats, Vest, Silexx, and Livevol resulted in the recording of goodwill and other intangible assets. In accordance with ASC 350—Intangibles—Goodwill and Other, we test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances signal indicators of impairment are present. We perform our annual impairment test of goodwill and other indefinite-lived intangible assets during the fourth quarter of our fiscal year, using the October 1 carrying values. Goodwill is tested for impairment at the reporting unit level in accordance with ASC 350-20. If the carrying value of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess. If the fair value of indefinite-lived intangible assets is less than their carrying value, an impairment loss will be recognized in an amount equal to the difference. We performed our annual goodwill impairment test as of October 1, 2018 and determined that no impairment existed.

The estimated fair values of our reporting units are based on the market approach and the income approach (using discounted estimated future cash flows). The estimated fair values of indefinite-lived intangibles used the income approach. The discounted cash flow analysis requires significant judgment, including judgments about the discount rate, anticipated revenue growth rate, and operating expenses, that are inherent in these fair value estimates over the estimated remaining operating period. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and indefinite-lived intangible assets. If updated estimates indicate that the fair value of goodwill or any indefinite-lived intangibles is less than the carrying value of the asset, an impairment charge is expected to be recorded in the consolidated statements of income in the period of the change in estimate.

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

We estimate the grant date fair value of stock options using the Black-Scholes valuation model. Stock-based compensation expense related to awards of restricted stock is based on the fair value at the grant date. We recognized compensation expense of approximately $35.1 million, $50.1 million, and $14.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. This expense is included in the compensation and benefits expense and acquisition related costs in the consolidated statements of income. Assumptions used to estimate compensation expense are determined as follows:

•	expected term is determined using the contractual term and vesting period of the award;
•

expected volatility of award grants is measured using the weighted average of historical daily changes in the market price of the common stock of comparable public companies over the period equal to the expected term of the award;

•	expected dividend rate is determined based on expected dividends to be declared; and
•	risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a maturity equal to the expected term of the awards.

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

Foreign Currency

The functional currency of Cboe Europe and certain Cboe FX operations is the British pound. Certain Cboe FX operations also use the Singapore dollar and Hong Kong dollar as functional currency. Trades on our European Equities exchange are denominated in Euros, British pounds and other European currencies. Billing for trading revenues are primarily billed in British pounds, but customers may elect to be billed in the currency traded, including Euros, Swiss Francs, Norwegian Kroners, Swedish Kronas and Danish Kroners. The assets and liabilities of Cboe Europe and certain Cboe FX operations are translated from British pounds, Singapore dollars, and Hong Kong dollars into U.S. dollars using the relevant exchange rate in effect as of each balance sheet date. Statements of income and cash flow amounts are translated using the average exchange rate during the period. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at the applicable exchange rates are included in accumulated other comprehensive income (loss). Foreign currency gains and losses are recorded as other income (expense) in our consolidated statements of income and have historically not been material.

Recent Accounting Pronouncements

See Note 3 “Recent Accounting Pronouncements” to the consolidated financial statements for further discussion of recently adopted and recently issued accounting pronouncements that are applicable to the Company.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

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

For the year ended December 31, 2018, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table:

	Year Ended
	December 31, 2018
		British
	Euro (1)	Pound (1)
	(in millions, except
	percentages)
Foreign denominated % of:
Revenues	1.2%	3.3%
Cost of revenues	0.7%	1.5%
Operating expenses	0.2%	2.7%
Impact of 10% adverse currency fluctuation on:
Revenues	3.6	8.1
Cost of revenues	1.3	2.0
Operating expenses	0.1	1.3

(1)	An average foreign exchange rate to the U.S. dollar for the period was used.

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

Our primary exposure to this equity risk as of December 31, 2018 is presented by foreign currency in the following table:

British
Pound (1)
(in millions)
Net equity investment in Cboe Europe	$705.9
Impact on consolidated equity of a 10% adverse currency fluctuation	$70.6

(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds into U.S. dollars as of December 31, 2018.

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

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of December 31, 2018 and 2017, our cash and cash equivalents and financial investments were $310.8 million and $190.8 million, respectively, of which $72.9 and $44.9 million is held outside of the United States in various foreign subsidiaries in 2018 and 2017, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

As of December 31, 2018, we had $1.225 billion in outstanding debt, of which $950 million relates to our senior notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. The remaining amount outstanding of $275.0 million relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under the Term Loan Agreement as of December 31, 2018 would decrease annual pre-tax earnings by $2.8 million, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement, as this facility bears interest at fluctuating rates. As of December 31, 2018, there were no outstanding borrowings under our Revolving Credit Agreement. See Note 13, Debt, to the consolidated financial statements for a discussion of debt agreements.

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cboe Global Markets, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cboe Global Markets, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 22, 2019

We have served as the Company's auditor since 1973.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cboe Global Markets, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cboe Global Markets, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 22, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 22, 2019

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2018 and 2017

(In millions, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$275.1	$143.5
Financial investments	35.7	47.3
Accounts receivables, net	287.3	217.3
Income taxes receivable	70.4	17.2
Other current assets	15.2	9.4
Total Current Assets	683.7	434.7
Investments	86.2	82.7
Land	4.9	4.9
Property and equipment, net	71.7	73.9
Goodwill	2,691.4	2,707.4
Intangible assets, net	1,720.2	1,902.6
Other assets, net	62.9	59.5
Total Assets	$5,321.0	$5,265.7
Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$198.5	$153.8
Section 31 fees payable	81.1	105.6
Deferred revenue	8.5	15.4
Income taxes payable	4.1	2.6
Current portion of long-term debt	299.8	—
Contingent consideration liability	3.9	56.6
Total Current Liabilities	595.9	334.0

Long-term debt	915.6	1,237.9
Income tax liability	114.9	78.8
Deferred income taxes	436.8	488.2
Other non-current liabilities	7.4	6.8
Commitments and Contingencies

Redeemable Noncontrolling Interest	9.4	9.4

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 125,080,496 and 111,601,976 shares issued and outstanding, respectively at December 31, 2018 and 124,705,786 and 112,741,217 shares issued and outstanding, respectively at December 31, 2017	1.2	1.2
Common stock in treasury, at cost, 13,478,520 shares at December 31, 2018 and 11,964,569 shares at December 31, 2017	(720.1)	(558.3)
Additional paid-in capital	2,660.2	2,623.7
Retained earnings	1,288.2	993.3
Accumulated other comprehensive income, net	11.5	50.7
Total stockholders’ equity	3,241.0	3,110.6
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$5,321.0	$5,265.7

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31, 2018, 2017 and 2016

(In millions, except per share data)

	2018	2017	2016
Revenues:
Transaction fees	$1,986.9	$1,564.9	$509.3
Access fees	127.9	106.8	52.4
Exchange services and other fees	83.1	74.8	46.3
Market data fees	204.0	164.5	33.2
Regulatory fees	333.9	291.5	48.3
Other revenue	33.0	26.6	13.6
Total revenues	2,768.8	2,229.1	703.1
Cost of revenues:
Liquidity payments	1,113.0	849.7	35.8
Routing and clearing	39.1	37.6	11.1
Section 31 fees	302.4	260.0	11.8
Royalty fees	97.4	86.2	78.0
Total cost of revenues	1,551.9	1,233.5	136.7
Revenues less cost of revenues	1,216.9	995.6	566.4
Operating expenses:
Compensation and benefits	228.8	201.4	113.2
Depreciation and amortization	204.0	192.2	44.4
Technology support services	47.9	42.1	22.5
Professional fees and outside services	68.3	66.0	53.1
Travel and promotional expenses	13.0	17.2	11.0
Facilities costs	11.5	10.3	5.7
Acquisition-related costs	30.0	84.4	13.6
Other expenses	14.0	10.1	4.7
Total operating expenses	617.5	623.7	268.2
Operating income	599.4	371.9	298.2
Non-operating (expenses) income:
Interest expense, net	(38.2)	(41.3)	(5.7)
Other income	10.0	3.8	14.1
Income before income tax provision (benefit)	571.2	334.4	306.6
Income tax provision (benefit)	146.0	(66.2)	120.9
Net income	425.2	400.6	185.7
Net loss attributable to noncontrolling interests	1.3	1.1	1.1
Net income excluding noncontrolling interests	426.5	401.7	186.8
Change in redemption value of noncontrolling interests	(1.3)	(1.1)	(1.1)
Net income allocated to participating securities	(3.1)	(3.9)	(0.8)
Net income allocated to common stockholders	$422.1	$396.7	$184.9
Basic earnings per share	$3.78	$3.70	$2.27
Diluted earnings per share	$3.76	$3.69	$2.27

Basic weighted average shares outstanding	111.8	107.2	81.4
Diluted weighted average shares outstanding	112.2	107.5	81.4

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 31, 2018, 2017 and 2016

(In millions)

	2018	2017	2016
Net income	$425.2	$400.6	$185.7
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(39.2)	51.3	—
Unrealized holding gains on available-for-sale investments	—	0.2	—
Comprehensive income	386.0	452.1	185.7
Comprehensive loss attributable to noncontrolling interests	1.3	1.1	1.1
Comprehensive income excluding noncontrolling interest	387.3	453.2	186.8
Change in redemption value of noncontrolling interests	(1.3)	(1.1)	(1.1)
Comprehensive income allocated to participating securities	(3.1)	(3.9)	(0.8)
Comprehensive income allocated to common stockholders, net of tax	$382.9	$448.2	$184.9

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2018, 2017 and 2016

(In millions)

						Accumulated
				Additional		other	Total	Redeemable
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’	Noncontrolling
	Stock	Stock	Stock	capital	earnings	income (loss), net	equity	Interest
Balance at December 31, 2015	$—	$0.9	$(467.6)	$123.6	$603.6	$(0.8)	$259.7	$—
Cash dividends on common stock of $0.96 per share	—	—	—	—	(78.5)	—	(78.5)	—
Stock-based compensation	—	—	—	14.5	—	—	14.5	—
Excess tax benefits from stock-based compensation plan	—	—	—	1.1	—	—	1.1	—
Purchase of common stock	—	—	(64.6)	—	—	—	(64.6)	—
Net Income excluding noncontrolling interests	—	—	—	—	186.8	—	186.8	—
Increase due to acquiring majority of outstanding equity of Vest	—	—	—	—	—	—	—	12.6
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(1.1)
Redemption value adjustment	—	—	—	—	(1.1)	—	(1.1)	1.1
Balance at December 31, 2016	$—	$0.9	$(532.2)	$139.2	$710.8	$(0.8)	$317.9	$12.6
Cash dividends on common stock of $1.04 per share	—	—	—	—	(118.1)	—	(118.1)	—
Stock-based compensation	—	—	—	52.6	—	—	52.6	—
Exercise of common stock options	—	—	—	4.0	—	—	4.0	—
Issuance of vested restricted stock granted to employees	—	—	—	0.3	—	—	0.3	—
Issuance of stock for acquisition of Bats Global Markets, Inc.	—	0.3	—	2,424.4	—	—	2,424.7	—
Common stock issued from employee stock plans	—	—	(26.1)	—	—	—	(26.1)	—
Net income excluding noncontrolling interest	—	—	—	—	401.7	—	401.7	—
Purchase of additional equity interest from noncontrolling interest	—	—	—	3.2	—	—	3.2	(3.2)
Other comprehensive income	—	—	—	—	—	51.5	51.5	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(1.1)
Redemption value adjustment	—	—	—	—	(1.1)	—	(1.1)	1.1
Balance at December 31, 2017	$—	$1.2	$(558.3)	$2,623.7	$993.3	$50.7	$3,110.6	$9.4
Cash dividends on common stock of $1.16 per share	—	—	—	—	(130.3)	—	(130.3)	—
Stock-based compensation	—	—	—	35.1	—	—	35.1	—
Common stock repurchased from employee stock plans	—	—	(20.9)	1.4	—	—	(19.5)	—
Purchase of common stock	—	—	(140.9)	—	—	—	(140.9)	—
Net income excluding noncontrolling interest	—	—	—	—	426.5	—	426.5	—
Other comprehensive loss	—	—	—	—	—	(39.2)	(39.2)	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(1.3)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(1.3)	—	(1.3)	1.3
Balance at December 31, 2018	$—	$1.2	$(720.1)	$2,660.2	$1,288.2	$11.5	$3,241.0	$9.4

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2018, 2017 and 2016

(In millions)

	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$425.2	$400.6	$185.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204.0	192.2	44.4
Amortization of debt issuance cost	2.5	3.6	—
Change in fair value of contingent consideration	3.9	1.0	—
Gain on settlement of contingent consideration	—	—	(1.4)
Realized gain on available-for-sale securities	(1.4)	(0.4)	—
Provision for uncollectable convertible notes receivable	—	3.8	—
Provision for deferred income taxes	(47.7)	(238.4)	(8.8)
Stock-based compensation expense	35.1	52.6	14.5
Loss on disposition of property	1.0	—	—
Impairment of data processing software	—	14.9	—
Equity in investments	(1.1)	(1.4)	(1.2)
Changes in assets and liabilities:
Accounts receivable	(70.3)	(20.6)	(8.4)
Income taxes receivable	(53.2)	42.0	(25.8)
Other prepaid expenses	(15.8)	(7.3)	(0.2)
Other current assets	—	—	0.5
Accounts payable and accrued liabilities	46.8	10.3	21.0
Section 31 fees payable	(24.5)	(42.4)	—
Deferred revenue	(7.0)	7.8	(1.5)
Income taxes payable	0.4	(50.5)	(1.6)
Income tax liability	36.1	6.3	12.4
Other liabilities	0.7	0.3	—
Net Cash Flows provided by Operating Activities	534.7	374.4	229.6
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(1,414.1)	(14.3)
Purchases of available-for-sale financial investments	(166.2)	(136.0)	—
Proceeds from maturities of available-for-sale financial investments	178.7	155.1	—
Purchases of investments	(1.8)	(4.0)	(23.7)
Payment of contingent consideration from acquisition	—	—	(2.0)
Purchases of property and equipment	(36.3)	(37.5)	(44.4)
Net Cash Flows used in Investing Activities	(25.6)	(1,436.5)	(84.4)
Cash Flows from Financing Activities:
Proceeds from long-term debt	300.0	1,943.9	—
Principal payments of long term debt	(325.0)	(700.0)	—
Proceeds from credit facility	39.0	—	—
Payments of credit facility	(39.0)	—	—
Debt issuance costs	—	(2.0)	(8.2)
Dividends paid	(130.3)	(118.1)	(78.5)
Purchase of unrestricted stock from employees	(20.9)	(26.1)	(4.1)
Proceeds from exercise of stock-based compensation	2.1	2.0	—
Excess tax benefit from stock based compensation	—	—	1.1
Payment of contingent consideration in conjunction with acquisition of a business	(56.6)	—	—
Purchase of common stock under announced program	(140.9)	—	(60.5)
Net Cash Flows (used in) provided by Financing Activities	(371.6)	1,099.7	(150.2)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash equivalents	(5.9)	8.6
Increase (Decrease) in Cash and Cash Equivalents	131.6	46.2	(5.0)
Cash and Cash Equivalents:
Beginning of Period	143.5	97.3	102.3
End of Period	$275.1	$143.5	$97.3
Supplemental disclosure of cash transactions:
Cash paid for income taxes	$213.4	$177.4	$142.1
Interest paid	38.7	27.0	—
Supplemental disclosure of noncash transactions:
Forfeiture of common stock for payment of exercise of stock options	—	3.7	—
Supplemental disclosure of noncash investing activities:
Change in post-retirement benefit obligation	—	—	(0.1)
Accounts receivable acquired	—	117.8	—
Financial investments acquired	—	66.0	—
Property and equipment acquired	—	21.8	—
Goodwill acquired	—	2,653.3	—
Intangible assets acquired	—	2,000.0	—
Other assets acquired	—	32.8	—
Accounts payable and accrued expenses assumed	—	(59.9)	—
Section 31 fees payable acquired	—	(143.6)	—
Deferred tax liability acquired	—	(722.6)	—
Other liabilities assumed	—	(135.5)	—
Issuance of common stock related to acquisition	—	(2,424.7)	—

See accompanying notes to consolidated financial statements

Cboe Global Markets, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018 and 2017 and for the
Years ended December 31, 2018, 2017 and 2016

(1)   Nature of Operations

Cboe Global Markets, Inc.(“Cboe” or “the Company”) is one of the world’s largest exchange holding companies, offering cutting-edge trading and investment solutions to investors around the world. The Company is committed to relentless innovation, connecting global markets with world-class technology, and providing seamless solutions that enhance the customer experience.

Cboe offers trading across a diverse range of products in multiple asset classes and geographies, including options, futures, U.S. and European equities, exchange-traded products, global foreign exchange and multi-asset volatility products based on the VIX, the world’s barometer for equity market volatility.

Cboe’s trading venues include the largest options exchange in the U.S. by volume and the largest stock exchange by value traded in Europe. In addition, the Company is one of the largest stock exchange operators by volume in the U.S. and a leading market globally for ETP trading.

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

Segment information

The Company has five business segments: Options, U.S. Equities, Futures, European Equities, and Global FX, which is reflective of how the Company's chief operating decision-maker reviews and operates the business (Note 17). This change has been reflected in all periods presented.

(c)Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosure of the amounts of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the valuation of goodwill, indefinite-lived intangible assets, and unrecognized tax benefits.

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

(e)Financial Investments

Financial investments are classified as trading or available-for-sale.

Trading financial investments represent financial investments held by the Company’s broker‑dealer subsidiary that retain the industry‑specific accounting classification required for broker‑dealers. These investments are recorded at fair value with changes in unrealized gains and losses reflected within interest expense, net in the consolidated statements of income.

Available-for-sale financial investments are comprised of the financial investments not held by the broker-dealer subsidiary. Unrealized gains and losses, net of income taxes, are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

Interest on financial investments, including amortization of premiums and accretion of discounts, is recognized as income when earned. Realized gains and losses on financial investments are calculated using the specific identification method and are included in interest expense, net in the accompanying consolidated statements of income.

A decline in the fair value of any available-for-sale investment below carrying amount that is deemed to be other‑than‑temporary results in an impairment to reduce the carrying amount to realizable value. To determine whether an impairment is other‑than‑temporary, the Company considers all available information relevant to the collectability of the investment, including past events, current conditions, and reasonable and supportable forecasts when developing estimate of cash flows expected to be collected. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year‑end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

(f)Accounts Receivable, Net

Accounts receivable are concentrated with the Company’s member firms and market data distributors and are carried at cost. The Company nets transaction fees and liquidity payments for each member firm on a monthly basis and recognizes the total owed from a member firm as an asset and the total owed to a member firm as a liability. On a periodic basis, management evaluates the Company’s receivables and determines an appropriate allowance for uncollectible accounts receivable based on anticipated collections. In circumstances where a specific customer’s inability to meet its financial obligations is probable, the Company records a specific provision for uncollectible accounts against amounts due to reduce the receivable to the amount the Company estimates will be collected. Once the Company determines an allowance for an uncollectible account is necessary, interest on the receivable ceases to be accrued.

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

(h)Goodwill and Intangible Assets, Net

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the Company’s reporting units based on the assignment of the fair values of each reporting unit of the acquired company. The Company tests goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The impairment test is performed during the fourth quarter using October 1st carrying values, and if the fair value of the reporting unit is found to be less than the carrying value, an impairment loss is recorded. The Company performed its 2018 annual goodwill impairment test and determined that no impairment existed.

Intangible assets, net, primarily include acquired trademarks and trade names, customer relationships, strategic alliance agreements, licenses and registrations and non‑compete agreements. Intangible assets with finite lives are amortized based on the discounted cash flow method applied over the estimated useful lives of the intangible assets.

Intangible assets deemed to have indefinite useful lives are not amortized, but instead are tested for impairment at least annually, usually concurrently with goodwill. Impairment exists if the fair value of the asset is less than the carrying amount, and in that case, an impairment loss is recorded. The Company performed its 2018 annual intangible assets impairment test using October 1, 2018 carrying values and determined that no impairment existed.

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

We have elected to account for global intangible low-taxed income (“GILTI”) in the period in which it is incurred, and therefore, have not provided any deferred tax impacts of GILTI in our consolidated financial statements.

(k)Revenue Recognition

For further discussion related to revenue recognition of fees, such as transaction fees and liquidity payments, access fees, exchange services and other fees, market data fees, and regulation transaction and Section 31 fees, see Note 4.

Concentrations of Revenue and Liquidity Payments

For the years ended December 31, 2018, 2017, and 2016, two members accounted for 23%, 17% and 42%, respectively, of the Company’s transaction fees. No member accounted for more than 10% of the Company’s total revenue during the years ended December 31, 2018, 2017, and 2016. For the years ended December 31, 2018, 2017, and 2016, no member accounted for more than 10% of the Company’s liquidity payments.

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

(l)Earnings Per Share

Basic earnings per share is calculated using the two-class method and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares and dilutive common share equivalents outstanding. The dilutive effect is calculated using the more dilutive of the two-class or treasury stock method.

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

•	Expected dividend rate is determined based on expected dividends to be declared; and
•	Risk‑free interest rate is equivalent to the implied yield on zero‑coupon U.S. Treasury bonds with a maturity equal to the expected term of the awards.

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

(3)   Recent Accounting Pronouncements

Recent Accounting Pronouncements – Adopted

In the first quarter of 2018, the Company adopted ASU 2017‑09, Compensation - Stock Compensation (Topic 718). This ASU provides additional guidance as to which changes to a share-based payment award require an entity to apply modification accounting. The Company’s application of the pronouncement, on a prospective basis, did not result in a material impact to the consolidated financial statements.

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

In the first quarter of 2018, the Company adopted ASU 2016‑15, Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). ASU 2016‑15 addresses eight specific cash flow issues in an effort to reduce diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The Company’s application of the pronouncement did not result in a material impact to the consolidated financial statements.

In the first quarter of 2018, the Company adopted ASU 2017‑01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. ASU 2017‑01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. There are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities (collectively, a “set”) that is a business usually has outputs, outputs are not required to be present. Additionally, all of the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. ASU 2017‑01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If, however, the screen is not met, then the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. Finally, the amendments in this ASU narrow the definition of the term “output” so that it is consistent with the manner in which outputs are described in Topic 606 - Revenue from Contracts with Customers. The Company will apply the pronouncement, on a prospective basis, for any business combination.

In the first quarter of 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The changes primarily relate to equity investments, financial liabilities measured using the fair value option, and updated disclosure requirements. The Company applied the full retrospective application of the pronouncement, which did not result in a material impact to the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. For public entities, the update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt ASU 2017-04 during the fourth quarter of 2018 in connection with its goodwill assessment performed as of October 1, 2018. The adoption of this ASU did not have an impact to the financial statements as there was no goodwill impairment recorded during the year ended December 31, 2018.

Recent Accounting Pronouncements - Issued, not yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset (“ROU”). The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases to clarify the implementation guidance and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements. This updated guidance provides an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. These updates are effective for annual and interim periods beginning after December 15, 2018. The Company adopted the new ASUs on January 1, 2019 using the alternative transition approach and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. Based on our portfolio of leases as of January 1, 2019, approximately $45M of both ROU assets and liabilities are expected to be recognized on our balance sheet upon adoption, primarily relating to operating leases of real estate. We do not expect the new standard to have a material impact on our consolidated income statements and statements of cash flows.

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

(4)   Revenue Recognition

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

•

Access fees - Access fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality and connectivity across all segments. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligation is met. There is no remaining performance obligation after revenue is recognized.

•

Exchange services and other fees - To facilitate trading, the Company offers technology services, terminal and other equipment rights, maintenance services, trading floor space, trading floor connectivity, and telecommunications services. Trading floor and equipment rights are generally on a month-to-month basis. Facilities, systems services and other fees are generally monthly fee-based, although certain services are influenced by trading volume or other defined metrics, while others are based solely on demand. All fees associated with the trading floor are recognized in the Options segment.

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

All revenue recognized in the income statement is considered to be revenue from contracts with customers.  The following table depicts the disaggregation of revenue according to product line and segment (in millions):

						Corporate
				European		items and
	Options	U.S. Equities	Futures	Equities	Global FX	eliminations	Total
Year Ended December 31, 2018
Transaction fees	$835.5	$876.4	$128.0	$97.4	$49.6	$—	$1,986.9
Access fees	61.8	46.6	6.8	8.8	3.9	—	127.9
Exchange services and other fees	37.6	29.0	8.3	5.9	2.3	—	83.1
Market data fees	42.9	140.9	6.6	13.1	0.5	—	204.0
Regulatory fees	60.0	273.8	0.1	—	—	—	333.9
Other revenue	19.7	6.4	—	6.4	0.1	0.4	33.0
	1,057.5	1,373.1	149.8	131.6	56.4	0.4	2,768.8
Timing of revenue recognition
Services transferred at a point in time	$915.2	$1,156.6	$128.1	$103.8	$49.7	$0.4	$2,353.8
Services transferred over time	142.3	216.5	21.7	27.8	6.7	—	415.0
	1,057.5	1,373.1	149.8	131.6	56.4	0.4	2,768.8

Year Ended December 31, 2017
Transaction fees	$673.8	$659.4	$131.7	$66.2	$33.8	$—	$1,564.9
Access fees	54.7	41.3	1.9	6.4	2.5	—	106.8
Exchange services and other fees	42.6	19.2	7.2	4.2	1.6	—	74.8
Market data fees	41.1	111.0	2.5	9.6	0.3	—	164.5
Regulatory fees	55.4	236.1	—	—	—	—	291.5
Other revenue	15.9	5.5	1.3	3.2	—	0.7	26.6
	883.5	1,072.5	144.6	89.6	38.2	0.7	2,229.1
Timing of revenue recognition
Services transferred at a point in time	$745.1	$901.0	$133.0	$69.4	$33.8	$0.7	$1,883.0
Services transferred over time	138.4	171.5	11.6	20.2	4.4	—	346.1
	883.5	1,072.5	144.6	89.6	38.2	0.7	2,229.1

Year Ended December 31, 2016
Transaction fees	$408.2	$—	$101.1	$—	$—	$—	$509.3
Access fees	51.6	—	0.8	—	—	—	52.4
Exchange services and other fees	38.4	—	7.9	—	—	—	46.3
Market data fees	30.1	—	3.1	—	—	—	33.2
Regulatory fees	48.3	—	—	—	—	—	48.3
Other revenue	12.9	—	0.7	—	—	—	13.6
	589.5	—	113.6	—	—	—	703.1
Timing of revenue recognition
Services transferred at a point in time	$469.4	$—	$101.8	$—	$—	$—	$571.2
Services transferred over time	120.1	—	11.8	—	—	—	131.9
	589.5	—	113.6	—	—	—	703.1

Contract liabilities for the year ended December 31, 2018 primarily represent prepayments of transaction fees and certain access and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at January 1, 2018	Cash Additions	Revenue Recognition	Balance at December 31, 2018
Liquidity provider sliding scale (1)	$4.8	$4.8	$(9.6)	$-
Other, net	10.6	11.0	(13.1)	8.5
Total deferred revenue	$15.4	$15.8	$(22.7)	$8.5

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

The Company expensed $30.0 million of acquisition-related costs during the year ended December 31, 2018 that included $23.6 million of compensation-related costs, $2.7 million of stock based compensation, $3.0 million of professional fees, and $0.6 million of general and administrative expenses. These expenses are included in acquisition-related costs in the consolidated statements of income.

The amounts of revenue, operating income and net income of Bats are included in the Company’s consolidated statements of income from after acquisition date for the year ended December 31, 2017 are as follows (in millions):

Revenue	$1,439.8
Revenue less cost of revenues	378.2
Operating income	73.4
Net income	88.4

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Bats, on a pro forma basis, as though the companies had been combined as of January 1, 2017. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such pro forma financial information is based on the historical financial statements of the Company and Bats. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The unaudited pro forma financial information combines the historical results for the Company and Bats for the year ended December 31, 2017 in the following table (in millions, except per share amounts):

Revenue	$2,502.0
Revenue less cost of revenues	1,434.5
Operating income	471.9
Net income	271.1
Earnings per share:
Basic	$2.41
Diluted	2.41

The supplemental 2017 pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results to reflect the additional amortization that would have been charged assuming the adjusted fair values of acquired intangible assets had been applied on January 1, 2017. The supplemental 2017 pro forma financial information includes pro forma adjustments of $107.8 million for acquisition-related costs, such as fees to investment bankers, attorneys, accountants and other professional advisors, as well as severance to employees.

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

In July 2018, the Company established a voluntary separation plan (“VSP”) for select associates. Associates who elected to participate in the VSP received financial benefits commensurate with their tenure and position, along with vacation payout and medical benefits. The irrevocable acceptance period for most VSP associates has ended.

The following is a summary of the employee termination benefits recognized within compensation and benefits in the consolidated statements of income (in millions):

Employee Termination Benefits
Balance at December 31, 2017	$4.8
Termination benefits accrued	15.3
Termination payments made	(14.0)
Balance at December 31, 2018	$6.1

(7)   Investments

As of December 31, 2018 and 2017, the Company's investments were comprised of the following (in millions):

	Year Ended December 31,
	2018	2017
Equity Method Investments:
Investment in Signal Trading Systems, LLC	$12.4	$12.5
Investment in EuroCCP	9.3	9.6
Total equity method investments	21.7	22.1

Cost Method Investments:
Investment in OCC	30.3	30.3
Investment in Eris Exchange Holdings, LLC	20.0	20.0
Investment in American Financial Exchange, LLC	5.9	5.9
Other cost method investments	8.3	4.4
Total cost method investments	64.5	60.6

Total investments	$86.2	$82.7

Equity Method Investments

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

Cost Method Investments

The carrying amount of cost method investments totaled $64.5 million and $60.6 million as of December 31, 2018 and 2017, respectively, and is included in investments in the consolidated balance sheets. The Company accounts for these investments using the measurement alternative primarily as a result of the Company's inability to exercise significant influence as the Company is a smaller shareholder of these investments. As of December 31, 2018, cost method investments primarily reflect a 20% investment in OCC and minority investments in American Financial Exchange, CurveGlobal and Eris Exchange Holdings, LLC.

In December 2014, OCC announced a newly-formed capital plan. The OCC capital plan was designed to strengthen OCC's capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities ("SIFMUs") as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC's advance notice filing regarding the capital plan, and OCC and OCC's existing exchange stockholders, which include Cboe Options, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders'

equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds are breached. OCC also adopted policies under the plan with respect to fees, customer refunds, and stockholder dividends, which envision an annual dividend payment to the exchange stockholders equal to the portion of OCC's after-tax income that exceeds OCC's capital requirements after payment of refunds to OCC's clearing members (with such customer refunds generally to constitute 50% of the portion of OCC's pre-tax income that exceeds OCC's capital requirements). On March 3, 2015, in accordance with the plan, Cboe Options contributed $30 million to OCC. That contribution has been recorded under investments in the consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively.

On March 6, 2015, OCC informed Cboe Options that the SEC, acting through delegated authority, had approved OCC's proposed rule filing for the capital plan. Following petitions to review the approval based on delegated authority, the SEC conducted its own review and then approved the proposed rule change implementing OCC's capital plan. Certain petitioners subsequently appealed the SEC approval order for the OCC capital plan to the U.S. Court of Appeals for the D.C. Circuit (the “Court”) and moved to stay the SEC approval order. On February 23, 2016, the Court denied the petitioners' motion to stay. On August 8, 2017, the Court held that the SEC’s approval order lacked reasoned decision-making sufficient to support the SEC’s conclusion that the OCC capital plan complied with applicable statutory requirements. The Court declined to vacate the SEC’s approval order or to require the unwinding of actions taken under the OCC capital plan, but instead remanded the matter to the SEC for further proceedings concerning whether that capital plan complies with those statutory requirements. Petitioners requested a stay of dividend payments to the exchange stockholders until the SEC made a final decision about the OCC capital plan, but the SEC denied that request on September 14, 2017. The SEC allowed for and received information from interested parties for the SEC’s consideration in connection with its review of the OCC capital plan on remand from the Court.

On February 13, 2019, the SEC issued an order disapproving the proposed rule change implementing OCC’s capital plan following the SEC’s review of the OCC capital plan on remand from the Court. The SEC concluded, upon further review, that the information before the SEC was insufficient to support a finding that the OCC capital plan was consistent with the Exchange Act and Exchange Act rules and regulations. Among other items, the SEC noted in its order that while OCC represented to the Court that it is possible to unwind the OCC capital plan, the petitioners argued and the Court recognized that unwinding and replacing the OCC capital plan may pose considerable logistical challenges for OCC. The SEC also stated in its order, among other items, that the SEC would consider any requests for exemptive relief that OCC might seek while OCC establishes a new capital plan and seeks to come into compliance with the SEC requirement that OCC maintain a capital plan to cover potential general business losses. As a result of the recency, there is uncertainty regarding next steps and potential consequences.

(8)   Financial Investments

The Company’s financial investments with original or acquired maturities longer than three months, but that mature in less than one year from the balance sheet date and any money market funds that are considered cash and cash equivalents are classified as current assets and are summarized as follows (in millions):

	December 31, 2018
	Cost basis	Unrealized gains	Unrealized losses	Fair Value
U.S. Treasury securities	$35.7	$—	$—	$35.7
Total financial investments	$35.7	$—	$—	$35.7

	December 31, 2017
	Cost basis	Unrealized gains	Unrealized losses	Fair Value
U.S. Treasury securities	$47.3	$—	$—	$47.3
Money market funds	2.5	—	—	2.5
Total financial investments	$49.8	$—	$—	$49.8

(9)   Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2018 and 2017 (in millions):

	December 31,	December 31,
	2018	2017
Construction in progress	$0.1	$5.9
Building	81.7	77.4
Furniture and Equipment	161.6	139.7
Total property and equipment	243.4	223.0
Less accumulated depreciation	(171.7)	(149.1)
Property and equipment, net	$71.7	$73.9

Depreciation expense using the straight-line method was $25.1 million, $31.3 million and $24.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(10)   Other Assets, Net

Other assets, net consisted of the following as of December 31, 2018 and 2017 (in millions):

	December 31,	December 31,
	2018	2017
Software development work in progress	$8.7	$10.2
Data processing software	219.0	220.0
Less accumulated depreciation and amortization	(193.2)	(189.6)
Data processing software, net	34.5	40.6
Other assets (1)	28.4	18.9
Data processing software and other assets, net	$62.9	$59.5

(1)	At December 31, 2018 and December 31, 2017, the majority of the balance included long-term prepaid assets and notes receivable.

Amortization expense related to data processing software was $18.9 million, $17.9 million, and $18.7 million for the years ended December 31, 2018, 2017, and 2016.

(11)   Goodwill and Intangible Assets, Net

The following table presents the details of goodwill by segment (in millions):

		U.S.	European		Corporate
	Options	Equities	Equities	Global FX	and Other	Total
Balance as of December 31, 2016	$7.7	$—	$—	$—	$18.8	$26.5
Additions	233.1	1,740.4	419.3	267.2	—	2,660.0
Dispositions	(1.4)	—	—	—	—	(1.4)
Changes in foreign currency exchange rates	—	—	22.3	—	—	22.3
Balance as of December 31, 2017	$239.4	$1,740.4	$441.6	$267.2	$18.8	$2,707.4
Additions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Changes in foreign currency exchange rates	—	—	(16.0)	—	—	(16.0)
Balance as of December 31, 2018	$239.4	$1,740.4	$425.6	$267.2	$18.8	$2,691.4

Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, U.S. Equities, European Equities and Global FX. No goodwill has been allocated to Futures. Goodwill and intangible asset annual impairment testing was performed as of October 1, 2018 and did not result in any impairment of goodwill or intangible assets. The allocation of the new goodwill did not impact the existing goodwill assignment to reporting units and there are no aggregate impairments of goodwill.

The following table presents the details of the intangible assets (in millions):

		U.S.	European		Corporate
	Options	Equities	Equities	Global FX	and Other	Total
Balance as of December 31, 2016	$2.0	$—	$—	$—	$6.7	$8.7
Additions	212.0	1,146.1	416.1	228.1	—	2,002.3
Dispositions	(0.2)	—	—	—	—	(0.2)
Amortization	(15.1)	(74.3)	(23.8)	(28.5)	(1.2)	(142.9)
Changes in foreign currency exchange rates	—	—	34.7	—	—	34.7
Balance as of December 31, 2017	$198.7	$1,071.8	$427.0	$199.6	$5.5	$1,902.6
Additions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Amortization	(16.8)	(81.5)	(27.7)	(32.7)	(1.3)	(160.0)
Changes in foreign currency exchange rates	—	—	(22.4)	—	—	(22.4)
Balance as of December 31, 2018	$181.9	$990.3	$376.9	$166.9	$4.2	$1,720.2

For the years ended December 31, 2018, 2017 and 2016, amortization expense was $160.0 million, $142.9 million and $1.7 million, respectively. The estimated future amortization expense is $138.4 million for 2019, $122.0 million for 2020, $106.6 million for 2021, $94.1 million for 2022 and $83.2 million for 2023.

The following table presents the categories of intangible assets at December 31, 2018 and 2017 (in millions):

							Weighted
	December 31, 2018						Average
		U.S.	European			Corporate	Amortization
	Options	Equities	Equities	Global FX		and Other	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$176.0	$		$	Indefinite
Customer relationships	38.8	222.9	163.9		140.0	3.0	18
Market data customer relationships	53.6	322.0	61.5		64.4		13
Technology	24.8	22.5	23.1		22.5	4.0	5
Trademarks and tradenames	1.7	6.0	1.8		1.2	1.0	2
Accumulated amortization	(32.5)	(155.8)	(49.4)		(61.2)	(3.8)
	$181.9	$990.3	$376.9		$166.9	$4.2

						Weighted
	December 31, 2017					Average
		U.S.	European		Corporate	Amortization
	Options	Equities	Equities	Global FX	and Other	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$186.5	$—	$—	Indefinite
Customer relationships	38.8	222.9	173.7	140.0	3.0	19
Market data customer relationships	53.6	322.0	65.1	64.4	—	14
Technology	24.6	22.5	24.4	22.5	4.0	6
Trademarks and tradenames	1.7	6.0	2.0	1.2	1.0	2
Other	0.2	—	—	—	—	2
Accumulated amortization	(15.7)	(74.3)	(24.7)	(28.5)	(2.5)
	$198.7	$1,071.8	$427.0	$199.6	$5.5

(12)   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2018 and 2017 (in millions):

	December 31, 2018	December 31, 2017
Compensation and benefit related liabilities	$52.4	$18.0
Termination benefits	6.1	4.8
Royalties	25.0	20.3
Accrued liabilities	91.8	59.1
Marketing fee payable	10.4	8.4
Accounts payable	12.8	43.2
Total accounts payable and accrued liabilities	$198.5	$153.8

(13)   Debt

The Company's debt consisted of the following as of December 31, 2018 and 2017 (in millions):

Debt:	December 31, 2018	December 31, 2017
Term Loan Agreement	$271.1	$—
Prior Term Loan Agreement	—	294.9
3.650% Senior Notes	644.5	643.8
1.950% Senior Notes	299.8	299.2
Revolving Credit Agreement	—	—
Total Debt	$1,215.4	$1,237.9

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

On March 22, 2018, the Company repaid $300 million of outstanding indebtedness under the Prior Term Loan Agreement by using proceeds from a new Term Loan Agreement (as defined below) providing for a $300 million senior unsecured term loan facility.

Term Loan Agreement

On March 22, 2018, the Company, as borrower, entered into a new Term Loan Credit Agreement (the “Term Loan Agreement”) with Bank of America, N.A. (“Bank of America”), as administrative agent and initial lender, and several banks and other financial institutions from time to time party thereto as lenders. Bank of America also acted as sole lead arranger and sole bookrunner, with respect to the Term Loan Agreement. The Term Loan Agreement provides for a senior unsecured term loan facility in an aggregate principal amount of $300 million. The proceeds of the loan under the Term Loan Agreement were used to repay the $300 million of outstanding indebtedness under the Prior Term Loan Agreement.

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

The Term Loan Agreement, which matures on December 15, 2021, contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders thereunder. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by our subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At December 31, 2018, the Company was in compliance with these covenants.

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

1.950% Senior Notes due 2019

On June 29, 2017, the Company issued $300 million aggregate principal amount of 1.950% Senior Notes. The form and terms of the 1.950% Senior Notes were established pursuant to an Officer’s Certificate, dated as of June 29, 2017, supplementing the Indenture (as defined below). Underwriter fees of $0.8 million were also capitalized and netted against long-term debt in the consolidated balance sheet, while other issuance fees of $0.9 million were expensed and are included in debt issuance costs within interest expense on the consolidated statement of income for the year ended December 31, 2017.

The Company used the net proceeds from the 1.950% Senior Notes to repay amounts under the Prior Term Loan Agreement. The 1.950% Senior Notes mature on June 28, 2019 and bear interest at the rate of 1.950% per annum, payable semi-annually in arrears on June 28 and December 28 of each year, commencing December 28, 2017. The 1.950% Senior Notes are unsecured obligations of the Company and rank equally with all of the Company’s other existing and future unsecured, senior indebtedness, but are effectively junior to the Company’s secured indebtedness, to the extent of the value of the assets securing such indebtedness, and will be structurally subordinated to the secured and unsecured indebtedness of the Company’s subsidiaries.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Notes contains customary restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At December 31, 2018, the Company was in compliance with these covenants.

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

The Revolving Credit Agreement provides for a senior unsecured $150 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $100 million, for a total of $250 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that it guarantees all borrowings and other obligations of any such subsidiaries. As of December 31, 2018, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes. As of December 31, 2018, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at December 31, 2018, $150 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on December 15, 2021, unless the commitments are terminated earlier, either at our request or, if an event of default occurs, by the Revolving Lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Revolving Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by our subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At December 31, 2018, the Company was in compliance with these covenants.

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the Notes as of December 31, 2018 is as follows (in millions):

2019	$300.0
2020	—
2021	275.0
2022	—
Thereafter	650.0
Principal amounts repayable	1,225.0
Debt issuance costs	(4.9)
Unamortized discounts on notes	(4.7)
Total debt outstanding	$1,215.4

Interest expense recognized on the Term Loan Agreement and the Notes is included in interest expense, net in the consolidated statements of income, for the years ended December 31, 2018, 2017 and 2016 are as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Components of interest expense:
Contractual interest	$38.0	$39.0	$5.7
Amortization of debt discount	0.7	0.6	—
Amortization of debt issuance costs	1.8	3.0	—
Interest expense	$40.5	$42.6	$5.7
Interest income	(2.3)	(1.3)	—
Interest expense, net	$38.2	$41.3	$5.7

(14) Accumulated Other Comprehensive Income (Loss)

The following represents the changes in accumulated other comprehensive income (loss) by component, before tax (in millions):

	Foreign currency	Unrealized		Total Other
	translation	Investment	Post-Retirement	Comprehensive
	adjustment	Gain	Benefits	Income
Balance at December 31, 2016	$—	$—	$(0.8)	$(0.8)
Other comprehensive income	51.3	0.2	—	51.5
Tax effect on other comprehensive income	—	—	—	—
Balance at December 31, 2017	$51.3	$0.2	$(0.8)	$50.7
Other comprehensive loss	(39.2)	—	—	(39.2)
Tax effect on other comprehensive loss	—	—	—	—
Balance at December 31, 2018	$12.1	$0.2	$(0.8)	$11.5

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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2018 and 2017, respectively.

Instruments Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in millions):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$35.7	$35.7	$—	$—
Total assets	$35.7	$35.7	$—	$—
Liabilities:
Contingent consideration liability to related party	$3.9	$—	$—	$3.9
Total Liabilities	$3.9	$—	$—	$3.9

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$47.3	$47.3	$—	$—
Money market funds	2.5	2.5	—	—
Total assets	$49.8	$49.8	$—	$—
Liabilities:
Contingent consideration liability to related party	$56.6	$—	$—	$56.6
Total Liabilities	$56.6	$—	$—	$56.6

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Assets Measured at a Fair Value on a Recurring Basis

Assets measured at a fair value on a recurring basis consist of U.S. Treasury securities and money market funds. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter‑dealer brokers and therefore categorized as Level 1.

Contingent Consideration Liabilities

In connection with the acquisition of Silexx Financial Systems, LLC (“Silexx”), the Company acquired a contingent consideration arrangement with the former owners of Silexx. The fair value of this liability at December 31, 2018 was $3.9 million. That value is based on estimates of discounted future cash payments, a significant unobservable input, and is considered a Level 3 measurement.

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

Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non‑recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand‑alone basis. That fair value is compared to the carrying amount of the reporting unit, including its recorded goodwill. Impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying amount of the reporting unit. For the intangible assets, the process also involves using a discounted cash flow method to determine the fair value of each intangible asset. Impairment is considered to have occurred if the fair value of the intangible asset is lower than the carrying amount. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired. As of December 31, 2018 and 2017, none of these assets were required to be recorded at fair value since no impairment indicators were present.

Fair Value of Financial Instruments

The following table presents the Company’s fair value hierarchy for those financial instruments held by the Company as of December 31, 2018 and 2017 (in millions):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$275.1	$275.1	$—	$—
Financial investments	35.7	35.7	—	—
Accounts receivable	287.3	287.3	—	—
Income tax receivable	70.4	70.4	—	—
Total assets	$668.5	$668.5	$—	$—
Liabilities:
Accounts payable	$12.8	$—	$12.8	$—
Section 31 fees payable	81.1	—	81.1	—
Contingent consideration liability to related party	3.9	—	—	3.9
Debt	1,215.4	—	1,215.4	—
Total liabilities	$1,313.2	$—	$1,309.3	$3.9

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$143.5	$143.5	$—	$—
Financial investments	47.3	47.3	—	—
Accounts receivable	217.3	217.3	—	—
Income tax receivable	17.2	17.2	—	—
Total assets	$425.3	$425.3	$—	$—
Liabilities:
Accounts payable	$43.2	$—	$43.2	$—
Section 31 fees payable	105.6	—	105.6	—
Contingent consideration liability to related party	56.6	—	—	56.6
Debt	1,237.9	—	1,237.9	—
Total liabilities	$1,443.3	$—	$1,386.7	$56.6

The carrying amounts of cash and cash equivalents, accounts receivable, income tax receivable, accounts payable, and Section 31 fees payable approximate fair value due to their liquid or short‑term nature.

Long‑term debt

The carrying amount of long‑term debt approximates its fair value based on quoted LIBOR or using a fixed rate at December 31, 2018 and 2017 and is considered a Level 2 measurement.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s level 3 financial liabilities during the year ended December 31, 2018 and 2017:

	Level 3 Financial Liabilities for the Year Ended December 31, 2018
	Balance at	Realized (gains)
	Beginning of	losses during			Balance at
	Period	period	Additions	Settlements	End of Period
Liabilities
Contingent consideration liabilities to related parties	$56.6	$3.9	$—	$(56.6)	$3.9
Total Liabilities	$56.6	$3.9	$—	$(56.6)	$3.9

	Level 3 Financial Liabilities for the Year Ended December 31, 2017
	Balance at	Realized (gains)
	Beginning of	losses during			Balances at
	Period	period	Additions	Settlements	End of Period
Liabilities
Contingent consideration liability to related party	$—	$—	$56.6	$—	$56.6
Total Liabilities	$—	$—	$56.6	$—	$56.6

(16) Redeemable Noncontrolling Interest

Redeemable noncontrolling interest is reported on the consolidated balance sheets in mezzanine equity in Redeemable Noncontrolling Interest. The Company recognizes changes to the redemption value of redeemable noncontrolling interest as they occur and adjusts the carrying value to equal the redemption value at the end of each reporting period. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges or credits against retained earnings, or in the absence of retained earnings, additional paid in capital. The redemption amounts have been estimated based on the fair value of the majority-owned subsidiary, determined based on a weighting of the discounted cash flow and other economic factors.

For the year ended December 31, 2018, the following reflects changes in our redeemable noncontrolling interest (in millions):

Redeemable Noncontrolling Interest
Balance as of December 31, 2017	$9.4
Net loss attributable to redeemable noncontrolling interest	(1.3)
Redemption value adjustment of redeemable noncontrolling interest	1.3
Balance as of December 31, 2018	$9.4

(17) Segment Reporting

The Company reports five business segments: Options, U.S. Equities, Futures, European Equities, and Global FX, which is reflective of how the Company's chief operating decision-maker reviews and operates the business (Note 2). Segment performance review is primarily based on operating income (loss). Our chief operating decision-maker does not review total assets or statements of income below operating income by segments; therefore, such information is not presented below. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations unit based on the decision that those activities should not be used to evaluate the segment's operating performance; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

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

The Futures segment includes the business of our futures exchange, CFE, which includes offering for trading futures on the VIX Index, bitcoin, and other futures products.

The European Equities segment includes the pan‑European listed cash equities transaction services, ETPs, exchange‑traded commodities, and international depository receipts that occur on the RIE, operated by Cboe Europe Equities. It also includes the listed cash equities and ETPs routed transaction services that occurred on Cboe Chi-X Europe, as well as the listings business where ETPs can be listed on Cboe Europe Equities.

The Global FX segment includes institutional FX trading services that occur on the Cboe FX platform, as well as non-deliverable forward FX transactions executed on Cboe SEF.

Summarized financial data of reportable segments was as follows (in millions):

						Corporate
				European		items and
	Options	U.S. Equities	Futures	Equities	Global FX	eliminations	Total
Year ended December 31, 2018
Revenues	$1,057.5	$1,373.1	$149.8	$131.6	$56.4	$0.4	$2,768.8
Operating income (loss)	390.9	140.5	85.7	24.1	(11.7)	(30.1)	599.4
Year ended December 31, 2017
Revenues	$883.5	$1,072.5	$144.6	$89.6	$38.2	$0.7	$2,229.1
Operating income (loss)	252.2	103.2	126.8	8.9	(12.8)	(106.4)	371.9
Year ended December 31, 2016
Revenues	$589.5	$—	$113.6	$—	$—	$—	$703.1
Operating income (loss)	218.4	—	96.4	—	—	(16.6)	298.2

(18) Employee Benefit Plan

Cboe employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). The 401(k) retirement plan eligible to legacy Bats U.S. employees merged into the SMART Plan as of January 1, 2018. In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under Internal Revenue Code. This expense is included in compensation and benefits in the consolidated statement of income. The Company contributed $12.4 million, $7.7 million, and $5.5 million to the defined contribution plans for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company also assumed the Cboe Europe Equities employee‑selected stakeholder contribution plan upon completion of the Merger. The Company’s contribution amounted to $0.4 million and $0.5 million for the years ended December 31, 2018, and 2017, respectively. This expense is included in compensation and benefits in the consolidated statements of income.

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

As of December 31, 2018, Cboe Trading is required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. At December 31, 2018, Cboe Trading had net capital of $10.7 million, which was $10.2 million in excess of its required net capital of $0.5 million.

As entities regulated by the FCA, Cboe Europe Equities is subject to the Financial Resource Requirement ("FRR") and Cboe Chi-X Europe is subject to the Capital Resources Requirement ("CRR"). As a RIE, Cboe Europe Equities computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. This FRR was $21.6 million at December 31, 2018. At December 31, 2018, Cboe Europe Equities had capital in excess of its required FRR of $40.3 million.

As a Banks, Investment firms, PRUdential (BIPRU) 50k firm, as defined by the Markets in Financial Instruments Directive of the FCA, Cboe Chi‑X Europe computes its CRR as the greater of the base requirement of $0.1 million at December 31, 2018, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. At December 31, 2018, Cboe Chi‑X Europe had capital in excess of its required CRR of $0.5 million.

As a designated contract market regulated by the CFTC, CFE is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets or line of credit must be equal to at least six months of its projected operating costs. As of December 31, 2018, CFE had annual projected operating expenses of $56.6 million and had financial resources that exceeded this amount. Additionally, as of December 31, 2018, CFE had projected operating expenses for six months of $24.0 million and had unencumbered, liquid financial assets and line of credit that exceeded this amount.

As a swap execution facility regulated by the CFTC, Cboe SEF is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of December 31, 2018, Cboe SEF had annual operating expenses of $1.3 million and had financial resources that exceeded this amount. Additionally, as of December 31, 2018, Cboe SEF had projected operating expenses for the upcoming six months of $0.5 million and had unencumbered, liquid financial assets that exceeded this amount.

(20) Stock-based Compensation

Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of actual forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. Vesting may be accelerated for certain officers and employees as a result of attaining certain age and service based requirements in our long-term incentive plan and award agreements.

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

On May 17, 2018, the Company granted 13,296 shares of restricted stock, at a fair value of $108.38 per share, to non-employee members of the board of directors. The shares have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the stock will be forfeited if the director leaves the Company prior to the applicable vesting date.

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

On November 15, 2018, the Company granted 182 RSUs, each of which entitles the holder to one share of common stock upon vesting, to certain officers and employees at a fair value of $109.71 per share. The RSUs vest ratably over three-years, with one-third vesting on each anniversary of the grant date, and vesting accelerates upon the occurrence of a change in control. Unvested RSUs will be forfeited if the officer or employee leaves the Company prior to the applicable vesting date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

On November 15, 2018, the Company granted 684 RSUs, each of which entitles the holder to one share of common stock upon vesting, to certain officers and employees at a fair value of $109.71 per share. The RSUs vest on the third anniversary of the grant date, and vesting accelerates upon the occurrence of a change in control. Unvested RSUs will be forfeited if the officer or employee leaves the Company prior to the applicable vesting date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

The Company recognized stock-based compensation expense of $35.1 million, $52.6 million, and $14.5 million for the years ended December 31, 2018, 2017, and 2016 respectively. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the consolidated statements of income.

The activity in the Company's stock options, restricted stock and restricted stock units for the years ended December 31, 2018, 2017 and 2016 was as follows:

Stock Options

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

Summary stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(in millions)
Outstanding, December 31, 2016	—	$—	—	$—
Granted	683,390	22.45	—	—
Exercised	(241,348)	17.13
Outstanding, December 31, 2017	442,042	$25.36	1.0	$17.5
Granted	—	—	—	—
Exercised	(72,559)	20.08
Outstanding and expected to vest at December 31, 2018	369,483	$26.40	—	$—
Exercisable at December 31, 2018	369,483	$26.40	—	$6.4

The Company estimated the grant date fair value of options awarded during 2017 using the Black‑Scholes valuation model with the following assumptions:

2017
Expected term (in years)	4.2
Expected volatility	19.8%
Expected dividend yield	1.3%
Risk-free rate	1.78%
Forfeiture rate	—%

Summary of the status of nonvested options is presented below:

Weighted
Average Grant-
Nonvested options	Options	Date Fair Value
December 31, 2016—Nonvested	—	$—
Granted	81,068	49.17
Vested	—	—
Forfeited	—	—
December 31, 2017—Nonvested	81,068	$49.17
Granted	—	—
Vested	(81,068)	49.17
Forfeited	—	—
December 31, 2018—Nonvested	—	$—

In the year ended December 31, 2018, to satisfy employee's tax obligations and cash exercise payment due upon the election to exercise 72,559 stock options, the Company purchased 8,772 shares at a cost of $1.0 million.

Restricted Stock and Restricted Stock Units

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

Summary restricted stock activity is presented below:

		Weighted
	Number of	average grant
	shares	date fair value
Nonvested stock at December 31, 2016	480,595	$63.64
Granted	1,091,843	78.94
Vested	(498,540)	67.83
Forfeited	(5,506)	71.68
Nonvested stock at December 31, 2017	1,068,392	$77.19
Granted	211,696	112.55
Vested	(478,692)	75.57
Forfeited	(16,220)	93.38
Nonvested stock at December 31, 2018	785,176	$87.38

In the year ended December 31, 2018, to satisfy employees' tax obligations upon the vesting of restricted stock, the Company purchased 193,988 shares totaling $22.5 million as the result of the vesting of 478,692 shares of restricted stock.

As of December 31, 2018, there were $31.3 million in total unrecognized compensation costs related to restricted stock and restricted stock units. These costs are expected to be recognized over a weighted average period of 1.4 years.

Employee Stock Purchase Plan

In May 2018, our stockholders approved our Employee Stock Purchase Plan, (“ESPP”), under which a total of 750,000 shares of our common stock will be made available for purchase to employees. The ESPP is a broad-based plan that permits our employees to contribute up to 10% of wages and base salary to purchase shares of our common stock at a discount, subject to applicable annual Internal Revenue Service limitations. Under our ESPP, a participant may not purchase more than a maximum of 312 shares of our common stock during any single offering period. No participant may accrue options to purchase shares of our common stock at a rate that exceeds $25,000 in fair market value of our stock (determined at the time such options are granted) for each calendar year in which such rights are outstanding at any time. The exercise price per share of common stock shall be 90% (for eligible U.S. employees) or 85% (for eligible international employees) of the lesser of the fair market value of the stock on the first day of the applicable offering period or the applicable exercise date.

We record compensation expense over the offering period related to the discount that is given to our employees, which totaled $0.1 million for the year ended December 31, 2018. As of December 31, 2018, 750,000 shares were reserved for future issuance under the ESPP.

(21) Income Taxes

Net deferred tax assets and liabilities consist of the following as of December 31, 2018 and 2017 (in millions):

	2018	2017
Deferred tax assets:
Accrued compensation and benefits	$17.1	$14.1
Property, equipment and technology, net	2.6	2.4
Other	20.7	20.2
Subtotal	40.4	36.7
Valuation allowance	(2.0)	(1.6)
Total deferred tax assets	38.4	35.1
Deferred tax liabilities:
Intangibles	(380.2)	(429.6)
Property, equipment and technology, net	(17.4)	(17.1)
Investments	(75.3)	(75.0)
Prepaid expenses or assets	(2.3)	(1.6)
Total deferred tax liabilities	(475.2)	(523.3)
Net deferred tax assets/(liabilities)	$(436.8)	$(488.2)

The Company provides a valuation allowance against deferred tax assets if, based on management’s assessment of historical and projected future operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $2.0 million was recorded against gross deferred tax assets for net operating losses as of December 31, 2018.

As of December 31, 2018 and 2017, we have state net operating loss carryforwards of $18.8 million and $24.9 million, respectively, which, if unused, will expire beginning in 2029.

The provision for income taxes for the years ended December 31, 2018, 2017 and 2016 consists of the following (in millions):

	Year Ended December 31
	2018	2017	2016
Current tax expense:
Federal	$125.1	$141.0	$107.1
State	58.7	25.8	22.6
Foreign	9.9	5.4	—
Total current tax expense	193.7	172.2	129.7
Deferred income tax expense:
Federal	(18.4)	(227.5)	(7.6)
State	(23.7)	(6.5)	(1.2)
Foreign	(5.6)	(4.4)	—
Total deferred income tax expense	(47.7)	(238.4)	(8.8)
Total	$146.0	$(66.2)	$120.9

The Company considers a portion of its non-U.S. earnings to be indefinitely reinvested outside of the U.S. to the extent these earnings are not subject to U.S. income tax under an anti-deferral tax regime.

For the years ended December 31, 2018, 2017, and 2016, income from continuing operations before taxes consists of the following (in millions):

	2018	2017	2016
U.S. operations	$548.3	$326.7	$306.6
Foreign operations	22.9	7.7	—
	$571.2	$334.4	$306.6

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2018, 2017, and 2016 is as follows:

	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
Impact of federal, state and local tax law & rate changes, net	(3.5)%	(55.1)%	-%
State taxes, net of federal benefit	5.0%	4.3%	4.5%
Uncertain tax positions	6.1%	-%	-%
Section 199 deduction	-%	(2.6)%	(2.6)%
Other, net	(3.0)%	(1.4)%	2.5%
Effective income tax rate	25.6%	(19.8)%	39.4%

The effective tax rate decreased from 2016 to 2017 primarily due to the tax benefit associated with re-measuring net deferred tax liabilities as a result of the Jobs Act and increased from 2017 to 2018 primarily due to the tax benefit associated with re-measuring net deferred tax liabilities as a result of the Jobs Act in 2017.

A reconciliation of the beginning and ending uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

	2018	2017	2016
Balance as of January 1	$67.8	$41.9	$31.9
Acquired unrecognized tax benefits		23.2	—
Gross increases on tax positions in prior period	35.0	6.2	8.8
Gross decreases on tax positions in prior period	(19.0)	(14.7)	(0.6)
Gross increases on tax positions in current period	19.0	12.7	3.6
Lapse of statute of limitations	(0.5)	(1.5)	(1.8)
Balance as of December 31	$102.3	$67.8	$41.9

As of December 31, 2018, 2017 and 2016, the Company had $99.5 million, $68.2 million, and $40.5 million, respectively, of uncertain tax positions, net of federal benefit, which, if recognized in the future, would affect the effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations and potential audit settlements during the next twelve months are estimated to be approximately $0.9 million.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company's consolidated statements of income and were $1.1 million, $(1.5) million, and $2.5 million for the periods ended December 31, 2018, 2017 and 2016, respectively. Accrued interest and penalties were $12.6 million, $11.1 million and $10.2 million as of December 31, 2018, 2017 and 2016, respectively.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Cboe operates:

U.S. Federal	2008-2018
Illinois	2015-2018
New York	2011-2018
New York City	2011-2018
United Kingdom	2016-2018

The Company petitioned the Tax Court on January 13, 2017, May 7, 2018 and November 29, 2018 for a redetermination of IRS notices of deficiency for Cboe and certain of its subsidiaries for tax years 2011 through 2015 related to its Section 199 claims. The Company also filed a complaint on October 5, 2018 with the Court of Federal Claims for a refund of Section 199 claims related to tax years 2008 through 2010. The Company believes the aggregate amount of any additional liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company. As of December 31, 2018, we have not resolved these matters, and proceedings continue in Tax Court and the Court of Federal Claims.

On December 22, 2017 the U.S. enacted the Tax Cuts and Jobs Act (the “Jobs Act”). The Jobs Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. We were able to reasonably estimate the impact of the Jobs Act and recorded a $191.3 million net tax benefit for the year ended December 31, 2017, primarily due to the tax benefit associated with re-measuring net deferred tax liabilities. Upon completing our tax reporting obligations in the fourth quarter of 2018, the impact of the Jobs Act has been determined to be complete. The Company recognized a favorable adjustment of $3.2 million in 2018, resulting in a total net tax benefit of $194.5 million from the enactment of the Jobs Act.

(22) Net Income Per Common Share

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

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Year Ended December 31,
(in millions, except per share amounts)	2018	2017	2016
Basic EPS Numerator:
Net Income	$425.2	$400.6	$185.7
Loss attributable to noncontrolling interests	1.3	1.1	1.1
Net Income excluding noncontrolling interests	426.5	401.7	186.8
Change in redemption value of noncontrolling interests	(1.3)	(1.1)	(1.1)
Earnings allocated to participating securities	(3.1)	(3.9)	(0.8)
Net Income allocated to common stockholders	$422.1	$396.7	$184.9
Basic EPS Denominator:
Weighted average shares outstanding	111.8	107.2	81.4
Basic Net Income Per Common Share	$3.78	$3.70	$2.27

Diluted EPS Numerator:
Net Income	$425.2	$400.6	$185.7
Loss attributable to noncontrolling interests	1.3	1.1	1.1
Net Income excluding noncontrolling interests	426.5	401.7	186.8
Change in redemption value of noncontrolling interests	(1.3)	(1.1)	(1.1)
Earnings allocated to participating securities	(3.1)	(3.9)	(0.8)
Net Income allocated to common stockholders	$422.1	$396.7	$184.9
Diluted EPS Denominator:
Weighted average shares outstanding	111.8	107.2	81.4
Dilutive common shares issued under stock program	0.4	0.3	—
Total dilutive weighted average shares	112.2	107.5	81.4
Diluted Net Income Per Common Share	$3.76	$3.69	$2.27

For the periods presented, the Company did not have shares of stock-based compensation that would have an antidilutive effect on the computation of diluted net income per common share.

(23) Commitments, Contingencies and Guarantees

Legal Proceedings

As of December 31, 2018, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of December 31, 2018, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any litigation is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period. However, in the opinion of management, the ultimate liability is not expected to have a material effect on our financial position, liquidity or capital resources.

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

SIFMA

Securities Industry Financial Markets Association (“SIFMA”) has filed a number of denial of access applications with the SEC to set aside proposed rule changes to establish or modify fees for Cboe Options, C2, BZX, BYX, EDGX and EDGA (the “Exchanges”) market data products and related services (the “Challenged Fees”). The Challenged Fees were held in abeyance pending a decision, which was issued on October 16, 2018, on a separate SIFMA denial of access application held before an SEC's administrative law judge regarding fees proposed by Nasdaq and the NYSE for their respective market data products. The Order also applied to NYSE, Nasdaq, MIAX and CTA. On October 16, 2018, the SEC issued an order (the “Order”) that remanded the stayed Challenged Fees and ordered the Exchanges to: (i) within six months of the Order, provide notice to the SEC of developed or identified fair procedures for assessing the Challenged Fees (the “Procedures”) and (ii) within one year of the Order, apply the Procedures to the Challenged Fees and submit to the SEC a record explaining the Exchanges’ conclusions. On October 26, 2018, the Exchanges filed a motion to reconsider the Order with the SEC. On November 21, 2018, the Exchanges filed with the SEC a joinder motion to NYSE’s motion for stay of the Order, which was filed on November 20, 2018.  On December 3, 2018, SIFMA filed a response to NYSE’s motion for stay, which the Exchanges joined. Nasdaq withdrew its motion to reconsider the Order with the SEC on December 4, 2018, and on December 5, 2018, filed a Petition for Review with the Washington D.C. Court of Appeals (the “D.C. Circuit”). On December 14, 2018, the SEC denied the motion for stay but tolled the compliance date set forth in the remand order until ruling is made on the motion to reconsider. The Exchanges and NYSE filed on January 4, 2018 to intervene in the Nasdaq Petition for Review to ensure the ability to participate in the case; the motion to intervene was granted on January 25, 2019. On the same day, SIFMA filed a motion with the D.C. Circuit moving to dismiss or hold in abeyance the Petition for Review. The Exchanges and NYSE submitted on February 6, 2019 a statement of issues for consideration in connection with the Petition for Review before the D.C. Circuit. An adverse ruling in that matter or a subsequent appeal could adversely affect exchange market data fees. However, the Company believes that the claims are without merit and intends to litigate the matter vigorously.

VIX Litigation

On March 20, 2018, a putative class action complaint captioned Tomasulo v. Cboe Exchange, Inc., et al., No. 18-cv-02025 was filed in federal district court for the Northern District of Illinois alleging that the Company intentionally designed its products, operated its platforms, and formulated the method for calculating VIX and the Special Opening Quotation, (i.e., the special VIX value designed by the Company and calculated on the settlement date of VIX derivatives prior to the opening of trading), in a manner that could be collusively manipulated by a group of entities named as John Doe defendants. A number of similar putative class actions, some of which do not name the Company as a party, were filed in federal court in Illinois and New York on behalf of investors in certain volatility-related products. On June 14, 2018, the Judicial Panel on Multidistrict Litigation centralized the putative class actions in the federal district court for the Northern District of Illinois. On September 28, 2018, plaintiffs filed a master, consolidated complaint that is a putative class action alleging various claims against the Company and John Doe defendants in the federal district court for the Northern District of Illinois. The claims asserted against the Company consist of a Securities Exchange Act fraud claim, three Commodity Exchange Act claims and a state law negligence claim. Plaintiffs request a judgment awarding class damages in an unspecified amount, as well as punitive or exemplary damages in an unspecified amount, prejudgment interest, costs including attorneys’ and experts’ fees and expenses and such other relief as the court may deem just and proper. On November 19, 2018, the Company filed a motion to dismiss the master consolidated complaint and the plaintiffs filed their response on January 7, 2019. The Company filed its reply on January 28, 2019. Given the preliminary nature of the proceedings, the Company is still evaluating the facts underlying the complaints, however, the Company currently believes that the claims are without merit and intends to litigate the matter vigorously. The Company is unable to estimate what, if any, liability may result from this litigation.

Transaction Fee Pilot

In December 2018, the SEC approved a transaction fee pilot in national market system (“NMS”) stocks (the “transaction fee pilot”). The pilot will subject stock exchange transaction fee pricing, including maker-taker fee-and-rebate pricing models, to new temporary pricing restrictions across two test groups, and require the exchanges to prepare data to be submitted to the SEC. The pilot includes a test group that will prohibit rebates and linked pricing, as well as a test group that will impose a cap of $0.0010 for removing or providing displayed liquidity. Once commenced, the pilot will last for up to two years with an automatic sunset at one year unless extended by the SEC. On February 15, 2019, the Company filed a Petition for Review in the Washington, D.C. Court of Appeals on the transaction fee pilot. The transaction fee pilot may cause the Company’s equities exchanges, BZX, BYX, EDGX and EDGA, to require additional resources to comply with or challenge the pilot and it may have a material impact on our business, financial condition and operating results if, for example, shifts in order flow away from exchanges were to occur. The Company intends to litigate the matter vigorously.

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

See also Note 21 (“Income Taxes”).

Contractual Obligations

The Company currently leases office space, data centers and remote network operations centers, with lease terms remaining ranging from three months to one hundred months as of December 31, 2018. Total rent expense related to these lease obligations, reflected in technology support services and facilities costs line items on the consolidated statements of income, for the years ended December 31, 2018, 2017, and 2016 were $10.1 million, $7.6 million and $4.4 million, respectively.

(24) Quarterly Data (unaudited)

	First	Second	Third	Fourth
Year ended December 31, 2018 (in millions, except per share data)	Quarter	Quarter	Quarter	Quarter
Revenue less cost of revenues	$328.5	$283.5	$270.5	$334.4
Operating income	167.7	129.1	126.1	176.5
Net income	118.1	83.0	85.7	138.4
Net income allocated to common stockholders	117.3	82.4	85.0	137.4
Basic earnings per share	$1.04	$0.74	$0.76	$1.23
Diluted earnings per share	$1.04	$0.73	$0.76	$1.23

	First	Second	Third	Fourth
Year ended December 31, 2017 (in millions, except per share data)	Quarter	Quarter	Quarter	Quarter
Revenue less cost of revenues	$193.4	$266.9	$269.7	$265.6
Operating income	26.1	117.8	119.3	108.7
Net income	15.2	68.0	60.3	257.1
Net income allocated to common stockholders	15.1	67.3	59.7	254.6
Basic earnings per share	$0.16	$0.60	$0.53	$2.41
Diluted earnings per share	$0.16	$0.60	$0.53	$2.40

(25) Subsequent Events

On February 13, 2019, the Company's board of directors declared a quarterly cash dividend of $0.31 per share. The dividend is payable on March 15, 2019 to stockholders of record at the close of business on March 1, 2019.

On February 13, 2019, the SEC issued an order disapproving the proposed rule change implementing OCC’s capital plan following the SEC’s review of the OCC capital plan on remand from the Court. The SEC concluded, upon further review, that the information before the SEC was insufficient to support a finding that the OCC capital plan was consistent with the Exchange Act and Exchange Act rules and regulations. As a result of the recency, there is uncertainty regarding next steps and potential consequences. Based on the information known as of February 22, 2019, an estimate of the impact on the financial statements cannot be reasonably estimated. See Note 7 (“Investments”) for additional information.

On February 19, 2019, the Company granted 192,733 RSUs and 51,448 PSUs to certain officers and employees at a fair value of $94.16 per share, the closing price of the Company's stock on the grant date. The shares have a three year vesting period based on achievement of certain service, performance and/or market conditions and vesting accelerates upon the occurrence of a change in control of the Company or in the event of earlier death, disability or qualified retirement.

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

(b)   Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system has been designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.

Implementation of Internal Controls with respect to Bats. As of March 31, 2018, the Company has integrated the acquired Bats Global Markets, Inc. operations into its overall internal controls over financial reporting.

During the second quarter ended June 30, 2018, the Company implemented various process and information enhancements, principally related to the implementation of new general ledger, payroll and accounts payable software. These process and information enhancements have resulted in modifications to the internal controls over general ledger and accounts payable systems. Management has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of system change.

No changes occurred in the Company’s internal control over financial reporting during fourth quarter 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on its assessment of the Company’s internal control over financial reporting, management believes that, as of December 31, 2018, internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 92.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders planned to be held on May 16, 2019, which will be filed within 120 days of the end of our fiscal year ended December 31, 2018 ("2019 Proxy Statement") and is incorporated herein by reference. Information relating to our executive officers is included on pages 24 and 25 of this Annual Report on Form 10-K.

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

Item 11.    Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2019 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report
(1)	Financial Statements

Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this report are included in this Annual Report on Form 10-K beginning at page 91. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2018 and 2017
•	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016
•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

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

3.1	Third Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on October 17, 2017.
3.2	Fifth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on February 14, 2019.
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

10.3

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

10.15

Amendment No. 12 to the S&P License Agreement, dated March 9, 2013, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34774) filed on May 7, 2013. +

10.16

Amendment No. 13 to the S&P License Agreement, dated as of December 21, 2017, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 22, 2017.+

10.17	Amendment No. 14 to the S&P License Agreement, dated December 20, 2018 (filed herewith).
10.18	Amendment No. 15 to the S&P License Agreement, dated January 25, 2019 (filed herewith).
10.19

Form of Amended and Restated Director Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-34774) filed on August 4, 2017.

10.20

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

10.25	Amendments to Relocation Assistance Summary for Brian N. Schell, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on November 7, 2017.*

10.26

Release Agreement, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), Cboe C2 Exchange, Inc. (f/k/a C2 Options Exchange, Incorporated) and Joanne Moffic-Silver, dated February 28, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on March 2, 2018.*

10.27

Retirement Agreement, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), Cboe C2 Exchange, Inc. (f/k/a C2 Options Exchange, Incorporated) and Edward Provost, dated February 28, 2017, incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.28

Retirement Agreement, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), Cboe C2 Exchange, Inc. (f/k/a C2 Options Exchange, Incorporated) and Gerald O'Connell, dated February 27, 2017, incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.29

Termination Agreement, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), Cboe C2 Exchange, Inc. (f/k/a C2 Options Exchange, Incorporated) and Alan J. Dean, dated December 31, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on January 3, 2018.*

10.30

Form of U.S. Executive Employment Agreement between Bats Global Markets, Inc. and certain executive officers, incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Bats Global Markets, Inc.’s Registration Statement on Form S-1 (File No. 333-208565) filed on April 4, 2016.*

10.31

Form of U.K. Executive Employment Agreement between Bats Global Markets, Inc. and certain executive officers, incorporated by reference to Exhibit 10.16 to Amendment No. 3 to Bats Global Markets, Inc.’s Registration Statement on Form S-1 (File No. 333-208565) filed on April 4, 2016.*

10.32

Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.33

Amendments to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.34

Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.35

Amendment No. 1 to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Supplemental Retirement Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34774) filed on November 12, 2010.*

10.36

Amendments to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Supplemental Retirement Plan, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.37

Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.38

Amendments to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.39

Amended and Restated Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.) Executive Severance Plan, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.40	Cboe Global Markets, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on August 2, 2018.*
10.41

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

10.46

Bats Global Markets, Inc. 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 99.3 to Bats Global Markets, Inc.’s Registration Statement on Form S-8 (File No. 333-210841) filed on April 20, 2016.*

10.47

Form of Restricted Stock Award Agreement under Bats Global Markets, Inc. 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.48	Cboe Global Markets, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 18, 2018.*
10.49

Second Amended and Restated Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 24, 2016.*

10.50

Form of Restricted Stock Award Agreement (for Non-employee Directors), incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.51

Form of Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34774) filed on February 21, 2014.*

10.52

Form of Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34774) filed on February 21, 2014.*

10.53

Form of Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34774) filed on February 21, 2014.*

10.54

Form of 2016 Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34774) filed on February 19, 2016.*

10.55

Form of 2016 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34774) filed on February 19, 2016.*

10.56

Form of 2016 Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34774) filed on February 19, 2016.*

10.57

Form of 2017 Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.58

Form of 2017 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.59

Form of Restricted Stock Unit Award Agreement (3 Year Cliff Vest), incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.60

Form of 2018 Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-34774) filed on February 22, 2018.*

10.61

Form of 2018 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-34774) filed on February 22, 2018.*

10.62

Form of 2018 Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-34774) filed on February 22, 2018.*

10.63	Form of Restricted Stock Unit Award Agreement (3 Year Cliff Vest), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 18, 2018.*
10.64	Form of 2019 Restricted Stock Unit Award Agreement (for Executive Officers) (filed herewith).*
10.65	Form of 2019 Restricted Stock Unit Award Agreement (relative total shareholder return) (filed herewith).*
10.66	Form of 2019 Restricted Stock Unit Award Agreement (earnings per share) (filed herewith).*
10.67	Form of 2019 Restricted Stock Unit Award Agreement (3 Year Cliff Vest) (filed herewith).*
21.1	Subsidiaries of Cboe Global Markets, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1	Powers of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (filed herewith).
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

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

Cboe Global Markets, Inc.
(Registrant)

Date: February 22, 2019	By:	/s/ Brian N. Schell
	Name:	Brian N. Schell
	Title:	Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward T. Tilly, as attorney-in-fact and agent, with full power of substitution and re-substitution, to sign on his or her behalf, individually and in any and all capacities, including the capacities stated below, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2018 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ EDWARD T. TILLY	Chairman, President, and Chief Executive Officer	February 22, 2019
Edward T. Tilly	(Principal Executive Officer)

/s/ BRIAN N. SCHELL	Executive Vice President, Chief Financial Officer and Treasurer	February 22, 2019
Brian N. Schell	(Principal Financial Officer)

/s/ JILL M. GRIEBENOW	Senior Vice President and Chief Accounting Officer	February 22, 2019
Jill M. Griebenow	(Principal Accounting Officer)

/s/ FRANK E. ENGLISH, JR.	Director	February 22, 2019
Frank E. English, Jr.

/s/ WILLIAM M. FARROW III	Director	February 22, 2019
William M. Farrow III

/s/ EDWARD J. FITZPATRICK	Director	February 22, 2019
Edward J. Fitzpatrick

SIGNATURE	TITLE	DATE

/s/ JANET P. FROETSCHER	Director	February 22, 2019
Janet P. Froetscher

/s/ JILL R. GOODMAN	Director	February 22, 2019
Jill R. Goodman

/s/ JAMES E. PARISI	Director	February 22, 2019
James E. Parisi

/s/ RODERICK A. PALMORE	Director	February 22, 2019
Roderick A. Palmore

/s/ JOSEPH P. RATTERMAN	Director	February 22, 2019
Joseph P. Ratterman

/s/ MICHAEL L. RICHTER	Director	February 22, 2019
Michael L. Richter

/s/ JILL E. SOMMERS	Director	February 22, 2019
Jill E. Sommers

/s/ CAROLE E. STONE	Director	February 22, 2019
Carole E. Stone

/s/ EUGENE S. SUNSHINE	Director	February 22, 2019
Eugene S. Sunshine