Form 10-Q
period 2019-06-30
Cboe Global Markets, Inc.
filed 2019-08-02
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34774

Cboe Global Markets, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5446972
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

400 South LaSalle Street, Chicago, Illinois	60605
(Address of Principal Executive Offices)	(Zip Code)

(312) 786-5600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	CBOE	CboeBZX

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ⌧     No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ⌧     No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☒	Accelerated Filer	◻	Non-accelerated Filer	◻

Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	July 26, 2019
Common Stock, par value $0.01 per share	111,682,166 shares

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

●	"Cboe," "we," "us," "our" or "the Company" refers to Cboe Global Markets, Inc. and its subsidiaries.
●	"ADV" means average daily volume.
●	"ADNV" means average daily notional value.
●	"Bats Global Markets" and "Bats" refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
●	"BYX" refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"BZX" refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"C2" refers to Cboe C2 Exchange, Inc. a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"Cboe Chi-X Europe" refers to our broker-dealer entity, Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United Kingdom.
●	"Cboe Europe Limited" refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the U.K. operator of our Multilateral Trading Facility ("MTF"), and our Regulated Market ("RM"), under its Recognized Investment Exchange ("RIE") status, an Approved Publication Arrangement ("APA") and a Benchmark Administrator ("BA").
●	"Cboe Europe B.V." refers to Cboe Europe B.V., a wholly-owned subsidiary of Cboe Europe Limited, the Dutch operator of our European Union ("EU") MTF, RM, and APA.
●	"Cboe FX" refers to Cboe FX Holdings, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"Cboe Options" refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"Cboe SEF" refers to Cboe SEF, LLC, our swap execution facility that is a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"Cboe Trading" refers to our broker-dealer entity, Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United States.
●	"CFE" refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"CFTC" refers to the U.S. Commodity Futures Trading Commission.
●	"EDGA" refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"EDGX" refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"Exchange Act" refers to the Securities Exchange Act of 1934.
●	"Exchanges" refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.
●	"FASB" refers to the Financial Accounting Standards Board.
●	"FCA" refers to the U.K. Financial Conduct Authority.
●	“FINRA” refers to the Financial Industry Regulatory Authority.
●	"GAAP" refers to Generally Accepted Accounting Principles in the United States.
●	"Merger" refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
●	"OCC" refers to a service provider for central counterparty clearing for options and futures also known as The Options Clearing Corporation.

●	"OPRA" refers to Options Price Reporting Authority, LLC.
●	"SEC" refers to the U.S. Securities and Exchange Commission.
●	"SPX" refers to our S&P 500 Index exchange-traded options products.
●	“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
●	"VIX" refers to the Cboe Volatility Index methodology.

TRADEMARK AND OTHER INFORMATION

Cboe®, Cboe Global Markets®, Bats®, BXTR®, BYX®, BZX®, Cboe Options Institute®, Cboe Vest®, Cboe Volatility Index®, CFE®, EDGA®, EDGX®, FLEX®, LiveVol®, OEX®, Silexx®, XEO®, VIX® are registered trademarks, and Cboe Global MarketsSM, Cboe Futures ExchangeSM, C2SM, and SPXSM and are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100® and S&P 500® are registered trademarks of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indexes are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. MSCI, and the MSCI index names are service marks of MSCI Inc., used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indexes are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.

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

Some factors that could cause actual results to differ include:

●	the loss of our right to exclusively list and trade certain index options and futures products;
●	economic, political and market conditions;
●	compliance with legal and regulatory obligations;
●	price competition and consolidation in our industry;
●	decreases in trading volumes, market data fees or a shift in the mix of products traded on our exchanges;
●	legislative or regulatory changes;
●	potential difficulties in our migration of trading platforms and our ability to retain employees as a result of the Merger;
●	our ability to protect our systems and communication networks from security risks, cybersecurity risks, insider threats and unauthorized disclosure of confidential information;
●	increasing competition by foreign and domestic entities;
●	our dependence on and exposure to risk from third parties;
●	fluctuations to currency exchange rates;
●	our index providers' ability to maintain the quality and integrity of their indexes and to perform under our agreements;
●	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
●	our ability to attract and retain skilled management and other personnel, including those experienced with post acquisition integration;
●	our ability to accommodate trading volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;
●	misconduct by those who use our markets or our products;
●	challenges to our use of open source software code;
●	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;
●	damage to our reputation;
●	the ability of our compliance and risk management methods to effectively monitor and manage our risks;
●	our ability to manage our growth and strategic acquisitions or alliances effectively;
●	restrictions imposed by our debt obligations;
●	our ability to maintain an investment grade credit rating;

●	impairment of our goodwill, investments or intangible assets; and
●	the accuracy of our estimates and expectations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except par value data and share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$161.3	$275.1
Financial investments	82.9	35.7
Accounts receivables, net	245.9	287.3
Income taxes receivable	70.4	70.4
Other current assets	16.9	15.2
Total Current Assets	577.4	683.7
Investments	63.5	86.2
Land	—	4.9
Property and equipment, net	50.7	71.7
Property held for sale	21.0	—
Operating lease right of use assets	54.0	—
Goodwill	2,680.0	2,691.4
Intangible assets, net	1,646.5	1,720.2
Other assets, net	66.2	62.9
Total Assets	$5,159.3	$5,321.0
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$144.7	$198.5
Section 31 fees payable	119.2	81.1
Deferred revenue	13.2	8.5
Income taxes payable	3.2	4.1
Current portion of long-term debt	—	299.8
Contingent consideration liability	5.5	3.9
Total Current Liabilities	285.8	595.9

Long-term debt	916.6	915.6
Income tax liability	127.3	114.9
Deferred income taxes	426.7	436.8
Non-current operating lease liabilities	46.9	—
Other non-current liabilities	23.2	7.4
Commitments and Contingencies

Redeemable Noncontrolling Interest	5.8	9.4

Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 125,638,347 and 111,666,897 shares issued and outstanding, respectively at June 30, 2019 and 125,080,496 and 111,601,976 shares issued and outstanding, respectively at December 31, 2018	1.2	1.2
Common stock in treasury, at cost, 13,971,450 shares at June 30, 2019 and 13,478,520 shares at December 31, 2018	(764.6)	(720.1)
Additional paid-in capital	2,680.4	2,660.2
Retained earnings	1,401.9	1,288.2
Accumulated other comprehensive income, net	8.1	11.5
Total Stockholders’ Equity	3,327.0	3,241.0
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$5,159.3	$5,321.0

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Transaction fees	$426.9	$464.8	$856.2	$1,011.9
Access and capacity fees	54.5	52.2	108.9	102.8
Market data fees	51.8	52.5	103.4	106.7
Regulatory fees	79.7	89.3	138.4	205.6
Other revenue	7.7	8.7	15.2	18.2
Total revenues	620.6	667.5	1,222.1	1,445.2
Cost of revenues:
Liquidity payments	235.8	271.1	479.5	574.0
Routing and clearing	9.2	9.8	18.4	20.1
Section 31 fees	70.3	81.1	118.5	189.9
Royalty fees	21.9	22.0	42.9	49.2
Other	0.2	—	0.2	—
Total cost of revenues	337.4	384.0	659.5	833.2
Revenues less cost of revenues	283.2	283.5	562.6	612.0
Operating expenses:
Compensation and benefits	52.2	57.4	100.3	116.3
Depreciation and amortization	43.7	50.4	90.9	104.6
Technology support services	11.8	11.8	23.7	23.9
Professional fees and outside services	19.2	17.3	35.4	35.3
Travel and promotional expenses	3.0	3.5	5.6	7.2
Facilities costs	3.0	2.9	5.1	5.3
Acquisition-related costs	20.8	8.6	23.1	17.4
Other expenses	4.3	2.5	7.9	5.2
Total operating expenses	158.0	154.4	292.0	315.2
Operating income	125.2	129.1	270.6	296.8
Non-operating (expenses) income:
Interest expense, net	(10.0)	(9.3)	(19.9)	(18.9)
Other (expense) income	4.4	—	(4.4)	1.3
Income before income tax provision	119.6	119.8	246.3	279.2
Income tax provision	35.1	36.8	67.7	78.1
Net income	84.5	83.0	178.6	201.1
Net loss attributable to redeemable noncontrolling interest	3.8	0.3	4.0	0.6
Net income excluding redeemable noncontrolling interest	88.3	83.3	182.6	201.7
Change in redemption value of redeemable noncontrolling interest	(0.2)	(0.3)	(0.4)	(0.6)
Net income allocated to participating securities	(0.5)	(0.6)	(1.1)	(1.4)
Net income allocated to common stockholders	$87.6	$82.4	$181.1	$199.7
Basic earnings per share	$0.79	$0.74	$1.62	$1.78
Diluted earnings per share	$0.78	$0.73	$1.62	$1.77

Basic weighted average shares outstanding	111.5	112.0	111.5	112.2
Diluted weighted average shares outstanding	111.6	112.3	111.6	112.6

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$84.5	$83.0	$178.6	$201.1
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(18.1)	(40.9)	(3.4)	(15.5)
Post-retirement benefit obligations	—	(0.4)	—	(1.0)
Comprehensive income	66.4	41.7	175.2	184.6
Comprehensive loss attributable to redeemable noncontrolling interest	3.8	0.3	4.0	0.6
Comprehensive income excluding redeemable noncontrolling interest	70.2	42.0	179.2	185.2
Change in redemption value of redeemable noncontrolling interest	(0.2)	(0.3)	(0.4)	(0.6)
Comprehensive income allocated to participating securities	(0.5)	(0.6)	(1.1)	(1.4)
Comprehensive income allocated to common stockholders, net of tax	$69.5	$41.1	$177.7	$183.2

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Three and Six months ended June 30, 2019 and June 30, 2018

(unaudited)

(in millions, except per share amount)

						Accumulated
				Additional		other	Total	Redeemable
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’	Noncontrolling
	Stock	Stock	Stock	capital	earnings	income, net	equity	Interest
Balance at December 31, 2018	$—	$1.2	$(720.1)	$2,660.2	$1,288.2	$11.5	$3,241.0	$9.4
Cash dividends on common stock of $0.31 per share	—	—	—	—	(34.8)	—	(34.8)	—
Stock-based compensation	—	—	—	5.4	—	—	5.4	—
Exercise of common stock options	—	—	—	8.1	—	—	8.1	—
Common stock repurchased from employee stock plans	—	—	(10.0)	—	—	—	(10.0)	—
Purchase of common stock	—	—	(35.0)	—	—	—	(35.0)	—
Shares issued under employee stock purchase plan	—	—	0.8	—	—	—	0.8	—
Net income excluding noncontrolling interest	—	—	—	—	95.4	—	95.4	—
Other comprehensive income	—	—	—	—	—	14.7	14.7	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(0.2)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(0.2)	—	(0.2)	0.2
Balance at March 31, 2019	$—	$1.2	$(764.3)	$2,673.7	$1,348.6	$26.2	$3,285.4	$9.4
Cash dividends on common stock of $0.31 per share	—	—	—	—	(34.8)	—	(34.8)	—
Stock-based compensation	—	—	—	6.3	—	—	6.3	—
Exercise of common stock options	—	—	—	0.4	—	—	0.4	—
Common stock repurchased from employee stock plans	—	—	(0.4)	—	—	—	(0.4)	—
Purchase of common stock	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	0.1	—	—	—	0.1	—
Net income excluding noncontrolling interest	—	—	—	—	88.3	—	88.3	—
Other comprehensive income	—	—	—	—	—	(18.1)	(18.1)	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(3.8)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(0.2)	—	(0.2)	0.2
Balance at June 30, 2019	$—	$1.2	$(764.6)	$2,680.4	$1,401.9	$8.1	$3,327.0	$5.8

						Accumulated
				Additional		other	Total	Redeemable
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’	Noncontrolling
	Stock	Stock	Stock	capital	earnings	income, net	equity	Interest
Balance at December 31, 2017	$—	$1.2	$(558.3)	$2,623.7	$993.3	$50.7	$3,110.6	$9.4
Cash dividends on common stock of $0.27 per share	—	—	—	—	(30.6)	—	(30.6)	—
Stock-based compensation	—	—	—	11.0	—	—	11.0	—
Common stock repurchased from employee stock plans	—	—	(59.3)	0.6	—	—	(58.7)	—
Net income excluding noncontrolling interest	—	—	—	—	118.4	—	118.4	—
Other comprehensive income	—	—	—	—	—	24.8	24.8	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(0.3)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(0.3)	—	(0.3)	0.3
Balance at March 31, 2018	$—	$1.2	$(617.6)	$2,635.3	$1,080.8	$75.5	$3,175.2	$9.4
Cash dividends on common stock of $0.27 per share	—	—	—	—	(30.4)	—	(30.4)	—
Stock-based compensation	—	—	—	10.0	—	—	10.0	—
Common stock repurchased from employee stock plans	—	—	43.5	0.8	—	—	44.3	—
Purchase of common stock	—	—	(91.8)	—	—	—	(91.8)	—
Net income excluding noncontrolling interest	—	—	—	—	83.3	—	83.3	—
Other comprehensive income	—	—	—	—	—	(41.3)	(41.3)	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	0.6	—	0.6	(0.3)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(0.3)	—	(0.3)	0.3
Balance at June 30, 2018	$—	$1.2	$(665.9)	$2,646.1	$1,134.0	$34.2	$3,149.6	$9.4

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$178.6	$201.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90.9	104.6
Amortization of debt issuance cost and debt discount	1.2	1.3
Change in fair value of contingent consideration	1.6	2.2
Realized gain on available-for-sale securities	(0.7)	(0.7)
Provision for uncollectable accounts receivable	0.6	—
Provision for deferred income taxes	(11.0)	(13.3)
Stock-based compensation expense	11.7	21.0
Loss on disposition of property	—	0.5
Impairment of assets held for sale	6.1	—
Impairment of goodwill	10.5	—
Equity in investments	(4.5)	(1.2)
Changes in assets and liabilities:
Accounts receivable	41.5	(35.0)
Income taxes receivable	—	(29.7)
Other prepaid expenses	(5.2)	(7.4)
Accounts payable and accrued liabilities	(51.9)	18.8
Section 31 fees payable	38.1	84.3
Deferred revenue	4.6	2.0
Income taxes payable	(2.5)	(3.6)
Income tax liability	12.5	2.3
Other liabilities	(4.5)	2.1
Net Cash Flows provided by Operating Activities	317.6	349.3
Cash Flows from Investing Activities:
Purchases of available-for-sale financial investments	(61.8)	(130.7)
Proceeds from maturities of available-for-sale financial investments	35.5	46.9
Return of capital from investments	22.0	—
Purchases of investments	—	(1.0)
Purchases of property and equipment	(19.1)	(12.6)
Net Cash Flows used in Investing Activities	(23.4)	(97.4)
Cash Flows from Financing Activities:
Proceeds from long-term debt	—	300.0
Principal payments of long-term debt	(300.0)	(325.0)
Proceeds from credit facility	—	15.0
Payments of credit facility	—	(15.0)
Debt issuance costs	—	(0.1)
Dividends paid	(69.6)	(61.0)
Purchase of unrestricted stock from employees	(10.4)	(15.8)
Proceeds from exercise of stock-based compensation	8.5	0.5
Payment of contingent consideration from acquisition	—	(56.6)
Purchase of common stock under announced program	(35.0)	(91.8)
Net Cash Flows used in Financing Activities	(406.5)	(249.8)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash equivalents	(1.5)	(5.6)
Decrease in Cash and Cash Equivalents	(113.8)	(3.5)
Cash and Cash Equivalents:
Beginning of Period	275.1	143.5
End of Period	$161.3	$140.0
Supplemental disclosure of cash transactions:
Cash paid for income taxes	$67.3	$122.2
Interest paid	16.7	18.9

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

The Company is headquartered in Chicago with offices in Kansas City, New York, London, San Francisco, Amsterdam, Singapore, Hong Kong, and Ecuador.

Basis of Presentation

These interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Segment information

The Company reports five business segments: Options, U.S. Equities, Futures, European Equities, and Global FX, which is reflective of how the Company’s chief operating decision-maker reviews and operates the business. See Note 15 (“Segment Reporting”) for more information.

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

Leases

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in operating lease right of use (“ROU”) assets, accrued liabilities, and non-current operating lease liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2019. The Company currently does not have any finance leases.

ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities, as the Company’s leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

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

Recent Accounting Pronouncements - Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding ROU asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases ASU 2018-11, Leases (Topic 842) Targeted Improvements, ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors, and ASU 2019-01, Leases (Topic 842) Codification Improvements, to clarify the implementation guidance. This updated guidance provides an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. These updates are effective for annual and interim periods beginning after December 15, 2018. The Company adopted the new ASUs on January 1, 2019, using the alternative transition approach and will not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to not reassess contracts to determine if they contain leases, lease classification and initial direct costs. The Company’s application of the new standard resulted in changes to the balance sheet but did not have an impact on our consolidated income statements and statements of cash flows. See Note 22 (“Leases”) for more information.

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

2.   REVENUE RECOGNITION

The Company’s main types of revenue contracts are:

●	Transaction fees - Transaction fees represent fees charged by the Company for the performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts, however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules. Transaction fees are recognized across all segments. The Company also pays liquidity payments to customers based on its published fee schedules. The Company uses these payments to improve the liquidity on its markets and therefore recognizes those payments as a cost of revenue.
●	Access and capacity fees – Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligation is met. Facilities, systems services and other fees are generally monthly fee-based, although certain services are influenced by trading volume or other defined metrics, while others are based solely on demand. All fees associated with the trading floor are recognized in the Options segment. There is no remaining performance obligation after revenue is recognized. This caption is a combination of the previous captions “access fees” and “exchange services and other fees” as the Company migrates all Exchanges to the Bats technology. The prior period presented has been updated to conform to the current period presentation.
●	Market data fees - Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the U.S. Exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data. U.S. tape plan market data is recognized in the U.S. Equities and Options segments. Proprietary market data fees are recognized across all segments.
●	Regulatory fees - There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC. The fees charged to customers are based on the fee set by the SEC per notional value of the transaction executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the U.S. Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principal in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) which supports the Company’s regulatory oversight function in the Options segment and other miscellaneous regulatory fees and cannot be used for non-regulatory purposes.
●	Other revenue - Other revenue primarily includes revenue from various licensing agreements, all fees related to the trade reporting facility operated in the European Equities segment, and revenue associated with advertisements through the Company’s website.

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment (in millions):

						Corporate
		U.S.		European	Global	Items and
	Options	Equities	Futures	Equities	FX	Eliminations	Total
Three Months Ended June 30, 2019
Transaction fees	$185.9	$182.0	$28.3	$19.5	$11.2	$—	$426.9
Access and capacity fees	25.6	19.6	3.8	3.9	1.6	—	54.5
Market data fees	14.0	32.8	1.6	3.2	0.2	—	51.8
Regulatory fees	16.7	63.0	—	—	—	—	79.7
Other revenue	3.9	1.3	0.1	2.1	0.1	0.2	7.7
	$246.1	$298.7	$33.8	$28.7	$13.1	$0.2	$620.6
Timing of revenue recognition
Services transferred at a point in time	$206.5	$246.3	$28.4	$21.6	$11.3	$0.2	$514.3
Services transferred over time	39.6	52.4	5.4	7.1	1.8	—	106.3
	$246.1	$298.7	$33.8	$28.7	$13.1	$0.2	$620.6

Three Months Ended June 30, 2018
Transaction fees	$189.0	$211.9	$26.9	$24.2	$12.8	$—	$464.8
Access and capacity fees	24.4	18.7	3.8	3.7	1.6	—	52.2
Market data fees	10.6	36.6	1.8	3.4	0.1	—	52.5
Regulatory fees	15.5	73.7	0.1	—	—	—	89.3
Other revenue	4.6	2.3	—	1.6	—	0.2	8.7
	$244.1	$343.2	$32.6	$32.9	$14.5	$0.2	$667.5
Timing of revenue recognition
Services transferred at a point in time	$209.1	$287.9	$27.0	$25.8	$12.8	$0.2	$562.8
Services transferred over time	35.0	55.3	5.6	7.1	1.7	—	104.7
	$244.1	$343.2	$32.6	$32.9	$14.5	$0.2	$667.5

						Corporate
		U.S.		European	Global	Items and
	Options	Equities	Futures	Equities	FX	Eliminations	Total
Six Months Ended June 30, 2019
Transaction fees	$358.6	$380.9	$52.9	$40.6	$23.2	$—	$856.2
Access and capacity fees	51.6	38.6	7.5	7.9	3.3	—	108.9
Market data fees	27.7	65.7	3.3	6.4	0.3	—	103.4
Regulatory fees	31.2	106.7	0.5	—	—	—	138.4
Other revenue	8.0	2.6	0.1	4.1	0.2	0.2	15.2
	$477.1	$594.5	$64.3	$59.0	$27.0	$0.2	$1,222.1
Timing of revenue recognition
Services transferred at a point in time	$397.8	$490.2	$53.5	$44.7	$23.4	$0.2	$1,009.8
Services transferred over time	79.3	104.3	10.8	14.3	3.6	—	212.3
	$477.1	$594.5	$64.3	$59.0	$27.0	$0.2	$1,222.1

Six Months Ended June 30, 2018
Transaction fees	$424.8	$445.7	$65.7	$49.9	$25.8	$—	$1,011.9
Access and capacity fees	48.0	36.8	7.5	7.4	3.1	—	102.8
Market data fees	21.4	75.1	3.2	6.8	0.2	—	106.7
Regulatory fees	33.3	172.2	0.1	—	—	—	205.6
Other revenue	10.7	3.9	—	3.2	—	0.4	18.2
	$538.2	$733.7	$76.5	$67.3	$29.1	$0.4	$1,445.2
Timing of revenue recognition
Services transferred at a point in time	$468.8	$621.8	$65.8	$53.1	$25.8	$0.4	$1,235.7
Services transferred over time	69.4	111.9	10.7	14.2	3.3	—	209.5
	$538.2	$733.7	$76.5	$67.3	$29.1	$0.4	$1,445.2

Contract liabilities as of June 30, 2019 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at January 1, 2019	Cash Additions	Revenue Recognition	Balance at June 30, 2019
Liquidity provider sliding scale (1)	$—	$9.6	$(4.8)	$4.8
Other, net	8.5	17.6	(17.6)	8.5
Total deferred revenue	$8.5	$27.2	$(22.4)	$13.3
(1)	Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

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

Other Acquisitions

In January 2016, the Company, through its subsidiary Cboe Vest, LLC (“Cboe Vest”), acquired a majority of the outstanding equity of Cboe Vest Financial Group Inc. (“Vest”), an asset investment manager focused on Target Outcome Investment strategies. The purchase price consisted of $18.9 million in cash, reflecting payments of $14.9 million to former stockholders and $4.0 million to Vest for newly issued shares, and represented an ownership interest of 60% resulting in the consolidation of Vest operations. The remaining 40% noncontrolling interest is held by the remaining Vest stockholders. The remaining Vest stockholders have a put option that can be exercised to Vest and Vest has a call option that can be exercised to the remaining stockholders. The put and call options can be exercised after five years though they could be accelerated by certain employment-related actions. The combination of the noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest, which is classified outside of permanent equity on the condensed consolidated balance sheet. See Note 14 (“Redeemable Noncontrolling Interest”) for further information on the redeemable noncontrolling interest.

The Company expensed $20.8 million of acquisition-related costs during the three months ended June 30, 2019 that included $10.5 million of impairment of goodwill charges, $6.1 million of impairment of facilities charges, $2.1 million of compensation-related costs, $1.1 million of termination fees of an assigned lease agreement, and $0.8 million of professional fees. These expenses relate to Bats and other acquisitions, and are included in acquisition-related costs in the condensed consolidated statements of income.

The Company expensed $23.1 million of acquisition-related costs during the six months ended June 30, 2019 that included $10.5 million of impairment of goodwill charges, $6.1 million of impairment of facilities charges, $3.4 million of compensation-related costs, $1.1 million of termination fees of an assigned lease agreement, and $1.8 million of professional fees. These expenses relate to Bats and other acquisitions, and are included in acquisition-related costs in the condensed consolidated statements of income.

The Company expensed $8.6 million of acquisition-related costs during the three months ended June 30, 2018 that included $7.4 million of compensation-related costs and $1.2 million of professional fees. These expenses relate to Bats and other acquisitions, and are included in acquisition-related costs in the condensed consolidated statements of income.

The Company expensed $17.4 million of acquisition-related costs during the six months ended June 30, 2018 that included $12.8 million of compensation-related costs, $2.7 million of stock-based compensation, $1.3 million of professional fees, and $0.6 million of general and administrative expenses. These expenses relate to Bats and other acquisitions, and are included in acquisition-related costs in the condensed consolidated statements of income.

4.   SEVERANCE

Subsequent to the Bats acquisition, the Company determined that certain employees’ positions were redundant. As such, the Company communicated employee termination benefits to these employees.

The following is a summary of the employee termination benefits recognized within acquisition costs in the condensed consolidated statements of income (in millions):

Employee Termination Benefits
Balance at December 31, 2018	$6.1
Termination benefits accrual adjustment	(2.7)
Termination payments made	(2.4)
Balance at June 30, 2019	$1.0

5.   INVESTMENTS

As of June 30, 2019 and December 31, 2018, the Company’s investments were comprised of the following (in millions):

	June 30,	December 31,
	2019	2018
Equity Method Investments:
Investment in Signal Trading Systems, LLC	$12.5	$12.4
Investment in EuroCCP	9.5	9.3
Total equity method investments	22.0	21.7

Cost Method Investments:
Investment in OCC	8.3	30.3
Investment in Eris Exchange Holdings, LLC	20.8	20.0
Investment in American Financial Exchange, LLC	5.9	5.9
Other cost method investments	6.5	8.3
Total cost method investments	41.5	64.5

Total investments	$63.5	$86.2

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

Cost Method Investments

The carrying amount of cost method investments totaled $41.5 million as of June 30, 2019 and $64.5 million as of December 31, 2018, and is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the measurement alternative primarily as a result of the Company’s inability to exercise significant influence as the Company is a smaller shareholder of these investments and the lack of readily determinable fair values. As of June 30, 2019, other equity investments primarily reflect a 20% investment in OCC and minority investments in American Financial Exchange, CurveGlobal and Eris Exchange Holdings, LLC.

In December 2014, OCC announced a newly-formed capital plan. The OCC capital plan was designed to strengthen OCC’s capital base and facilitate its compliance with proposed SEC regulations for Systemically Important Financial Market Utilities ("SIFMUs") as well as international standards applicable to financial market infrastructures. On February 26, 2015, the SEC issued a notice of no objection to OCC’s advance notice filing regarding the capital plan, and OCC and OCC’s existing exchange stockholders, which include Cboe Options, subsequently executed agreements effecting the capital plan. Under the plan, each of OCC’s existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC’s shareholders’ equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds were to be breached. OCC also adopted policies under the plan with respect to fees, customer refunds, and stockholder dividends, which envisioned an annual dividend payment to the exchange stockholders equal to the portion of OCC’s after-tax income that exceeded OCC’s capital requirements after payment of refunds to OCC’s clearing members (with such customer refunds generally to constitute 50% of the portion of OCC’s pre-tax income that exceeded OCC’s capital requirements). On March 3, 2015, in accordance with the plan, Cboe Options contributed $30.3 million to OCC. That contribution was recorded under investments in the consolidated balance sheets as of December 31, 2018.

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

On February 13, 2019, the SEC issued an order disapproving the proposed rule change implementing OCC’s capital plan following the SEC’s review of the OCC capital plan on remand from the Court. The SEC concluded, upon further review, that the information before the SEC was insufficient to support a finding that the OCC capital plan was consistent with the Exchange Act and Exchange Act rules and regulations. Among other items, the SEC noted in its order that while OCC represented to the Court that it is possible to unwind the OCC capital plan, the petitioners argued and the Court recognized that unwinding and replacing the OCC capital plan may pose considerable logistical challenges for OCC. The SEC also stated in its order, among other items, that the SEC would consider any requests for exemptive relief that OCC might seek while OCC establishes a new capital plan and seeks to come into compliance with the SEC requirement that OCC maintain a capital plan to cover potential general business losses. In an effort to achieve compliance with its target capital requirements in the absence of an approved capital plan, OCC has (i) retained funds that otherwise would have been paid to stockholders as dividends and to clearing members as refunds with respect to 2018, and (ii) raised its clearing fees, subject to regulatory approval. In addition, OCC’s shareholders, including Cboe

Options, agreed to permit OCC to retain a portion of their previously contributed capital (equal to $8.3 million for Cboe Options) until such time as OCC has accumulated sufficient capital to satisfy certain target capital thresholds. OCC returned the rest of the shareholders’ previously contributed capital (equal to $22.0 million for Cboe Options) to the respective shareholders on February 28, 2019. OCC will not pay its shareholders any dividend or other return on the retained portion of their capital contributions. As such, the Company reversed the $8.8 million OCC dividend declared in 2018, which was to be paid in 2019, in the other income caption in the condensed consolidated statement of income for the three months ended June 30, 2019. The remaining contribution has been recorded under investments in the condensed consolidated balance sheet as of June 30, 2019.

6.   FINANCIAL INVESTMENTS

The Company’s financial investments with original or acquired maturities longer than three months, but that mature in less than one year from the condensed consolidated balance sheet date and any money market funds that are considered cash and cash equivalents are classified as current assets. The Company’s marketable securities are also considered current assets. The Company’s financial investments are summarized as follows (in millions):

	June 30, 2019
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale securities:
U.S. Treasury securities	$62.6	$—	$—	$62.6
Trading securities:
Marketable securities (1)	20.3	—	—	20.3
Total financial investments	$82.9	$—	$—	$82.9

	December 31, 2018
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale securities:
U.S. Treasury securities	$35.7	$—	$—	$35.7
Total financial investments	$35.7	$—	$—	$35.7
(1)	The marketable securities are primarily mutual funds maintained for non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. See Note 16 (“Employee Benefits”) for more information.

7.   PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following as of June 30, 2019 and December 31, 2018 (in millions):

	June 30,	December 31,
	2019	2018
Construction in progress	$—	$0.1
Building	—	81.7
Furniture and equipment	171.5	161.6
Total property and equipment	171.5	243.4
Less accumulated depreciation	(120.8)	(171.7)
Property and equipment, net	$50.7	$71.7

Depreciation expense using the straight-line method was $6.1 million and $6.1 million for the three months ended June 30, 2019 and 2018, respectively, and $12.3 million and $13.0 million for the six months ended June 30, 2019 and 2018, respectively.

As a result of the Merger, there is a reduction in employee workspace needed in Chicago, which led to the decision to market for sale the headquarters location. The Company classified the associated land, building, and certain furniture and equipment of the headquarters location as held for sale, performed an impairment assessment, and ceased depreciation effective May 1, 2019, as the Company anticipates selling the property held for sale in less than twelve months. As of June 30, 2019, the total value of the property classified as property held for sale on the condensed consolidated balance sheet was $21.0 million. The impact of ceasing depreciation of the property held for sale did not result in a material impact to the condensed consolidated financial statements. As a result of the impairment assessment, an impairment charge of $6.1 million was recorded in acquisition-related costs within the Options segment in the accompanying condensed consolidated statements of income.

8.   OTHER ASSETS, NET

Other assets, net consisted of the following as of June 30, 2019 and December 31, 2018 (in millions):

	June 30,	December 31,
	2019	2018
Software development work in progress	$9.7	$8.7
Data processing software	224.4	219.0
Less accumulated depreciation and amortization	(200.6)	(193.2)
Data processing software, net	33.5	34.5
Other assets (1)	32.7	28.4
Data processing software and other assets, net	$66.2	$62.9
(1)	At June 30, 2019 and December 31, 2018, the majority of the balance included long-term prepaid assets and notes receivable.

Amortization expense related to data processing software was $3.4 million and $4.6 million for the three months ended June 30, 2019 and 2018, respectively, and $6.9 million and $9.7 million for the six months ended June 30, 2019 and 2018, respectively.

9.   GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents the details of goodwill by segment (in millions):

		U.S.	European		Corporate
	Options	Equities	Equities	Global FX	and Other	Total
Balance as of December 31, 2018	$239.4	$1,740.4	$425.6	$267.2	$18.8	$2,691.4
Additions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Impairment	—	—	—	—	(10.5)	(10.5)
Changes in foreign currency exchange rates	—	—	(0.9)	—	—	(0.9)
Balance as of June 30, 2019	$239.4	$1,740.4	$424.7	$267.2	$8.3	$2,680.0

Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, U.S. Equities, European Equities and Global FX. No goodwill has been allocated to Futures. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. Based on an anticipated restructuring of Cboe Vest, an impairment test was performed over the carrying value of the goodwill related to the entity as there was an indication that the carrying value after the restructuring would be less than the fair value. The impairment test indicated that the fair value of the Company’s ownership of the acquired entity was less than the carrying value, which resulted in an impairment charge of $10.5 million within the Corporate and Other segment related to Vest in the quarter ended June 30, 2019.

The following table presents the details of the intangible assets (in millions):

		U.S.	European		Corporate
	Options	Equities	Equities	Global FX	and Other	Total
Balance as of December 31, 2018	$181.9	$990.3	$376.9	$166.9	$4.2	$1,720.2
Additions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Amortization	(8.0)	(35.5)	(12.8)	(14.7)	(0.7)	(71.7)
Changes in foreign currency exchange rates	—	—	(2.0)	—	—	(2.0)
Balance as of June 30, 2019	$173.9	$954.8	$362.1	$152.2	$3.5	$1,646.5

For the three months ended June 30, 2019 and 2018, amortization expense was $34.2 million and $39.7 million, respectively. For the six months ended June 30, 2019 and 2018, amortization expense was $71.7 million and $57.2 million, respectively. The estimated future amortization expense is $67.3 million for the remainder of 2019, $121.9 million for 2020, $106.6 million for 2021, $94.1 million for 2022, $83.2 million for 2023 and $62.8 million for 2024.

The following tables present the categories of intangible assets as of June 30, 2019 and December 31, 2018 (in millions):

						Weighted
	June 30, 2019					Average
		U.S.	European		Corporate	Amortization
	Options	Equities	Equities	Global FX	and Other	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$175.4	$—	$—	Indefinite
Customer relationships	38.8	222.9	163.4	140.0	3.0	18
Market data customer relationships	53.6	322.0	61.3	64.4	—	13
Technology	24.8	22.5	23.0	22.5	4.0	5
Trademarks and tradenames	1.7	6.0	1.8	1.2	1.0	4
Accumulated amortization	(40.5)	(191.3)	(62.8)	(75.9)	(4.5)
	$173.9	$954.8	$362.1	$152.2	$3.5

						Weighted
	December 31, 2018					Average
		U.S.	European		Corporate	Amortization
	Options	Equities	Equities	Global FX	and Other	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$176.0	$—	$—	Indefinite
Customer relationships	38.8	222.9	163.9	140.0	3.0	18
Market data customer relationships	53.6	322.0	61.5	64.4	—	13
Technology	24.8	22.5	23.1	22.5	4.0	5
Trademarks and tradenames	1.7	6.0	1.8	1.2	1.0	2
Accumulated amortization	(32.5)	(155.8)	(49.4)	(61.2)	(3.8)
	$181.9	$990.3	$376.9	$166.9	$4.2

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018
Compensation and benefit-related liabilities	$22.0	$52.4
Termination benefits	1.0	6.1
Royalties	19.5	25.0
Accrued liabilities	84.3	91.8
Marketing fee payable	8.9	10.4
Accounts payable	9.0	12.8
Total accounts payable and accrued liabilities	$144.7	$198.5

11.  DEBT

The Company’s debt consisted of the following as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018
$300 million Term Loan Agreement due December 2021, floating rate	$271.7	$271.1
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	644.9	644.5
$300 million fixed rate Senior Notes due June 2019, stated rate of 1.950%	—	299.8
Revolving Credit Agreement	—	—
Total debt	$916.6	$1,215.4

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

The Term Loan Agreement, which matures on December 15, 2021, contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders thereunder. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by our subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At June 30, 2019, the Company was in compliance with these covenants.

Senior Notes

On January 12, 2017, the Company entered into an indenture (the “Indenture”), by and between the Company and Wells Fargo Bank, National Association, as trustee, in connection with the issuance of $650 million aggregate principal amount of the Company’s 3.650% Senior Notes due 2027 ("3.650% Senior Notes" or the “Senior Notes”). The form and terms of the 3.650% Senior Notes were established pursuant to an Officer’s Certificate, dated as of January 12, 2017, supplementing the Indenture. The Company used a portion of the net proceeds from the 3.650% Senior Notes to fund, in part, the Merger, including the payment of related fees and expenses and the repayment of Bats’ existing indebtedness, and the remainder for general corporate purposes. The 3.650% Senior Notes mature on January 12, 2027 and bear interest at the rate of 3.650% per annum, payable semi-annually in arrears on January 12 and July 12 of each year, commencing July 12, 2017.

On June 29, 2017, the Company issued $300 million aggregate principal amount of 1.950% Senior Notes due 2019 ("1.950% Senior Notes" and, together with the 3.650% Senior Notes, the "Senior Notes"), which bear interest at the rate of 1.950% per annum, payable semi-annually in arrears on June 28 and December 28 of each year, commencing December 28, 2017.

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

The Company repaid the aggregate principal amount of the 1.950% Senior Notes in full with cash on hand upon their maturity on June 28, 2019.

Indenture

Under the Indenture, the Company may issue debt securities, which includes the Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Senior Notes contains customary restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At June 30, 2019, the Company was in compliance with these covenants.

Revolving Credit Agreement

On December 15, 2016, the Company, as borrower, entered into a Credit Agreement (the “Revolving Credit Agreement”) with Bank of America, N.A., as administrative agent and as swing line lender, certain lenders named therein (the “Revolving Lenders”).

The Revolving Credit Agreement provides for a senior unsecured $150 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $100 million, for a total of $250 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries. As of June 30, 2019, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes. As of June 30, 2019, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at June 30, 2019, $150 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on December 15, 2021, unless the commitments are terminated earlier, either at our request or, if an event of default occurs, by the Revolving Lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Revolving Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by our subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At June 30, 2019, the Company was in compliance with these covenants.

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the Senior Notes as of June 30, 2019 are as follows (in millions):

2019	$—
2020	—
2021	275.0
2022	—
2023	—
Thereafter	650.0
Principal amounts repayable	925.0
Debt issuance cost	(4.0)
Unamortized discounts on notes	(4.4)
Total debt outstanding	$916.6

Interest expense recognized on the Term Loan Agreement and the Senior Notes is included in interest expense, net in the condensed consolidated statements of income, for the three months ended June 30, 2019 and 2018 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Components of interest expense:
Contractual interest	$9.9	$9.5	$19.7	$18.9
Amortization of debt discount	0.1	0.2	0.3	0.4
Amortization of debt issuance costs	0.5	0.5	0.9	0.9
Interest expense	$10.5	$10.2	20.9	20.2
Interest income	(0.5)	(0.9)	(1.0)	(1.3)
Interest expense, net	$10.0	$9.3	$19.9	$18.9

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME, NET

The following represents the changes in accumulated other comprehensive income by component (in millions):

	Foreign			Total Accumulated
	Currency	Unrealized		Other
	Translation	Investment	Post-Retirement	Comprehensive
	Adjustment	Gain/Loss	Benefits	Income
Balance at December 31, 2018	$12.1	$0.2	$(0.8)	$11.5
Other comprehensive income	(3.4)	—	—	(3.4)
Balance at June 30, 2019	$8.7	$0.2	$(0.8)	$8.1

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

The Company applied FASB ASC 820, Fair Value Measurement and Disclosure, which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing the framework for measuring fair value. ASC 820 applies to financial and nonfinancial instruments that are measured and reported on a fair value basis. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

●	Level 1—Unadjusted inputs based on quoted markets for identical assets or liabilities.
●	Level 2—Observable inputs, either direct or indirect, not including Level 1, corroborated by market data or based upon quoted prices in non-active markets.
●	Level 3—Unobservable inputs that reflect management’s best assumptions of what market participants would use in valuing the asset or liability.

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$62.6	$62.6	$—	$—
Marketable securities:
Mutual funds	14.4	14.4	—	—
Money market funds	5.9	5.9	—	—
Total assets	$82.9	$82.9	$—	$—
Liabilities:
Contingent consideration liability to related party	$5.5	$—	$—	$5.5
Total Liabilities	$5.5	$—	$—	$5.5

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$35.7	$35.7	$—	$—
Total assets	$35.7	$35.7	$—	$—
Liabilities:
Contingent consideration liability to related party	$3.9	$—	$—	$3.9
Total Liabilities	$3.9	$—	$—	$3.9

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Financial Investments

Financial investments consist of highly liquid U.S. Treasury securities and marketable securities held in a rabbi trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter-dealer brokers and therefore categorized as Level 1. See Note 16 (“Employee Benefits”) for more information.

Contingent Consideration Liability

In connection with the acquisition of the assets of Silexx Financial Systems, LLC (“Silexx”), the Company acquired a contingent consideration arrangement with the former owners of Silexx. The total fair value of this liability at June 30, 2019 was $5.5 million. The fair values are based on estimates of discounted future cash payments, a significant unobservable input, and are considered a Level 3 measurement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each segment on a stand-alone basis. That fair value is compared to the carrying amount of the segment, including its recorded goodwill. Impairment is considered to have occurred if the fair value of the segment is lower than the carrying amount of the segment. For the intangible assets, the process also involves using a discounted estimated cash flow method to determine the fair value of each intangible asset. Impairment is considered to have occurred if the fair value of the intangible asset is lower than its carrying amount. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired. During the quarter ended June 30, 2019, a goodwill impairment charge of $10.5 million was incurred within the Corporate and Other segment. As a result of the impairment, the fair value of the goodwill within the Corporate and Other segment was $8.3 million as of June 30, 2019. As of December 31, 2018, none of these assets were recorded at fair value since no impairment indicators were present. In addition, property held for sale as of June 30, 2019 was also measured at fair value at June 30, 2019. See Note 7 (“Property and Equipment”) for more information on property held for sale.

Fair Value of Assets and Liabilities

The following table presents the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$62.6	$62.6	$—	$—
Deferred compensation plan assets	20.3	20.3	—	—
Total assets	$82.9	$82.9	$—	$—
Liabilities:
Contingent consideration liability to related party	$5.5	$—	$—	$5.5
Deferred compensation plan liabilities	20.3	20.3	—	—
Debt	916.6	—	916.6	—
Total liabilities	$942.4	$20.3	$916.6	$5.5

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$35.7	$35.7	$—	$—
Total assets	$35.7	$35.7	$—	$—
Liabilities:
Contingent consideration liability to related party	$3.9	$—	$—	$3.9
Debt	1,215.4	—	1,215.4	—
Total liabilities	$1,219.3	$—	$1,215.4	$3.9

Certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and Section 31 fees payable, are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.

Debt

The carrying amount of debt approximates its fair value based on quoted LIBOR or using a fixed rate at June 30, 2019 and is considered a Level 2 measurement.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the six months ended June 30, 2019.

	Level 3 Financial Liabilities for the Six Months Ended June 30, 2019
	Balance at	Realized (gains)
	Beginning of	losses during			Balance at
	Period	period	Additions	Settlements	End of Period
Liabilities
Contingent consideration liability to related party	$3.9	$1.6	$—	$—	$5.5
Total Liabilities	$3.9	$1.6	$—	$—	$5.5

14.  REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interest is reported on the consolidated balance sheets in mezzanine equity in Redeemable Noncontrolling Interest. The Company recognizes changes to the redemption value of redeemable noncontrolling interest as they occur and adjusts the carrying value to equal the redemption value at the end of each reporting period. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges or credits against retained earnings, or in the absence of retained earnings, additional paid in capital. The redemption amounts have been estimated based on the fair value of the majority-owned subsidiary.

For the six months ended June 30, 2019, the following reflects changes in our redeemable noncontrolling interest (in millions):

Redeemable Noncontrolling Interest
Balance as of December 31, 2018	$9.4
Net loss attributable to redeemable noncontrolling interest	(4.0)
Redemption value adjustment of redeemable noncontrolling interest	0.4
Balance as of June 30, 2019	$5.8

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

The European Equities segment includes the pan-European listed cash equities transaction services, ETPs, exchange-traded commodities, and international depository receipts that occur on the RIE, operated by Cboe Europe Limited. It also includes the listings business where ETPs can be listed on Cboe Europe Limited.

The Global FX segment includes institutional FX trading services that occur on the Cboe FX platform, as well as non-deliverable forward FX transactions executed on Cboe SEF.

Summarized financial data of reportable segments was as follows (in millions):

						Corporate
				European		Items and
	Options	U.S. Equities	Futures	Equities	Global FX	Eliminations	Total
Three Months Ended June 30, 2019
Revenues	$246.1	$298.7	$33.8	$28.7	$13.1	$0.2	$620.6
Operating income (loss)	80.1	36.4	19.4	5.7	(1.6)	(14.8)	125.2
Three Months Ended June 30, 2018
Revenues	$244.1	$343.2	$32.6	$32.9	$14.5	$0.2	$667.5
Operating income (loss)	78.1	37.5	16.3	6.5	(1.7)	(7.6)	129.1

						Corporate
				European		Items and
	Options	U.S. Equities	Futures	Equities	Global FX	Eliminations	Total
Six Months Ended June 30, 2019
Revenues	$477.1	$594.5	$64.3	$59.0	$27.0	$0.2	$1,222.1
Operating income (loss)	167.1	74.0	37.7	11.5	(2.0)	(17.7)	270.6
Six Months Ended June 30, 2018
Revenues	$538.2	$733.7	$76.5	$67.3	$29.1	$0.4	$1,445.2
Operating income (loss)	191.7	71.3	42.5	12.7	(4.7)	(16.7)	296.8

16.  EMPLOYEE BENEFITS

Employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under Internal Revenue Code. The deferred compensation plan assets, held in a rabbi trust, are subject to the claims of general creditors of the Company and totaled $20.3 million at June 30, 2019. Although the value of the plans are recorded as an asset in financial instruments on the condensed consolidated balance sheets, there are equal and offsetting liabilities in other non-current liabilities. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both other income (expense) and compensation and benefits expense. The Company contributed $3.6 million and $2.1 million to the defined contribution plans for the three months ended June 30, 2019 and 2018, respectively, and $5.2 million and $4.0 million to the defined contribution plans for the six months ended June 30, 2019 and 2018, respectively.

For employees of Cboe Europe Limited, the Company contributes to an employee-selected stakeholder contribution plan. The Company’s contribution amounted to $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 and $0.3 million for the six months ended June 30, 2019 and 2018. This expense is included in compensation and benefits in the condensed consolidated statements of income.

17.  REGULATORY CAPITAL

As a broker-dealer registered with the SEC, Cboe Trading is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading computes the net capital requirements under the basic method provided for in Rule 15c3-1.

As of June 30, 2019, Cboe Trading is required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. At June 30, 2019, Cboe Trading had net capital of $10.0 million, which was $9.6 million in excess of its required net capital of $0.4 million.

As entities regulated by the FCA, Cboe Europe Limited is subject to the Financial Resource Requirement ("FRR") and Cboe Chi-X Europe is subject to the Capital Resources Requirement ("CRR"). As a RIE, Cboe Europe Limited computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. This FRR was $21.2 million at June 30, 2019. At June 30, 2019, Cboe Europe Limited had capital in excess of its required FRR of $18.7 million.

As a Banks, Investment firms, PRUdential (BIPRU) 50k firm, as defined by the Markets in Financial Instruments Directive of the FCA, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at June 30, 2019, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. At June 30, 2019, Cboe Chi-X Europe had capital in excess of its required CRR of $0.5 million. Cboe Chi-X Europe Limited is currently dormant having ceased offering its routing service in November 2018.

On March 8, 2019, Cboe Europe B.V. received approval from the Dutch Ministry of Finance to operate a RM, a MTF, and an approved publication arrangement (APA) in the Netherlands. As a RM, Cboe Europe B.V. is subject to minimum capital requirements, as established by the Dutch Ministry of Finance in the license of March 8, 2019. As of June 30, 2019, the minimum capital requirement calculated in accordance with the license was $1.9 million. At June 30, 2019, Cboe Europe B.V. had capital in excess of its requirement of $3.1 million.

As a designated contract market regulated by the CFTC, CFE is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. As of June 30, 2019, CFE had annual projected operating expenses of $51.3 million and had financial resources that exceeded this amount. Additionally, as of June 30, 2019, CFE had projected operating expenses for six months of $25.7 million and had unencumbered, liquid financial assets, including a line of credit from Cboe, that exceeded this amount.

As a swap execution facility regulated by the CFTC, Cboe SEF is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of June 30, 2019, Cboe SEF had annual projected operating expenses of $1.0 million and had financial resources that exceeded this amount. Additionally, as of June 30, 2019, Cboe SEF had projected operating expenses for the upcoming six months of $0.5 million and had unencumbered, liquid financial assets that exceeded this amount.

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

The Company recognized stock-based compensation expense of $6.3 million and $10.0 million for the three months ended June 30, 2019 and 2018, respectively, and $11.7 million and $21.0 million for the six months ended June 30, 2019 and 2018, respectively. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income.

The activity in the Company’s stock options, restricted stock and restricted stock units for the six months ended June 30, 2019 was as follows:

Stock Options

Summary stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(in millions)
Outstanding and exercisable, December 31, 2018	369,483	$26.40
Exercised	320,985	27.17
Outstanding and exercisable, June 30, 2019	48,498	$21.26	0.7	$4.0

The total intrinsic value of stock options exercised was $22.4 million and $3.8 million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, to satisfy employee’s tax obligations and cash exercise payment due upon the election to exercise 320,985 stock options, the Company purchased 6,323 shares at a cost of $0.6 million.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock award (RSA) and restricted stock unit (RSU) activity during the six months ended June 30, 2019:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2018	631,764	$85.85
Granted	211,454	94.72
Vested	(266,856)	58.54
Forfeited	(84,545)	83.76
Nonvested stock at June 30, 2019	491,817	$91.25

RSAs granted to non-employee members of the board of directors have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the RSAs will be forfeited if the director leaves the Company prior to the applicable vesting date.

RSUs entitle the holder to one share of common stock upon vesting, typically vest over a three year period, and vesting accelerates upon the occurrence of a change in control or a termination of employment following a change in control. Vesting will also accelerate upon a qualified retirement. Qualified retirement eligibility occurs once satisfying 65 years of age and 5 years of service for grants awarded before 2017 and once satisfying 55 years of age and 10 years of service for grants awarded in and after 2017. Unvested RSUs will be forfeited if the officer, or employee leaves the Company prior to the applicable vesting date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

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

In the six months ended June 30, 2019, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 92,518 shares of common stock totaling $8.8 million as the result of the vesting of 266,856 shares of restricted stock.

Performance-Based Restricted Stock Units

The following table summarizes restricted stock unit contingent upon achievement of performance conditions, or performance-based restricted stock unit (PSU), activity during the six months ended June 30, 2019:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2018	151,842	$100.81
Granted	86,134	88.22
Vested	(69,372)	74.56
Forfeited	(36,356)	97.78
Nonvested stock at June 30, 2019	132,248	$107.21

PSUs include shares related to earnings per share during the performance period as well as shares related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return PSUs which incorporated the following assumptions: risk-free interest rate (2.54)%, three-year volatility (20.5)% and three year correlation with S&P 500 Index (0.29). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of our common stock. The vesting period for the PSUs contingent on the achievement of performance conditions is three years. For each of the performance awards, the PSUs will be settled in shares of our common stock following vesting of the PSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change in control of the Company, or a termination of employment following a change in control, or in the event of a participant’s earlier death or disability. Participants have no voting rights with respect to the PSUs until the issuance of the shares of common stock. Dividends are accrued by the Company and will be paid once the PSUs contingent on the achievement of performance conditions vest.

In the six months ended June 30, 2019, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 27,477 shares of common stock totaling $2.6 million as the result of the vesting of 69,372 shares of performance stock.

As of June 30, 2019, there were $32.2 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan

In May 2018, our stockholders approved our Employee Stock Purchase Plan, (“ESPP”), under which a total of 750,000 shares of our common stock will be made available for purchase to employees. The ESPP is a broad-based plan that permits our employees to contribute up to 10% of wages and base salary to purchase shares of our common stock at a discount, subject to applicable annual Internal Revenue Service limitations. Under our ESPP, a participant may not purchase more than a maximum of 312 shares of our common stock during any single offering period. No participant may accrue options to purchase shares of our common stock at a rate that exceeds $25,000 in fair market value of our common stock (determined at the time such options are granted) for each calendar year in which such rights are outstanding at any time. The exercise price per share of common stock shall be 90% (for eligible U.S. employees) or 85% (for eligible international employees) of the lesser of the fair market value of the stock on the first day of the applicable offering period or the applicable exercise date.

We record compensation expense over the offering period related to the discount that is given to our employees, which totaled $0.1 million and $0.2 million for the three months and six months ended June 30, 2019, respectively. As of June 30, 2019, 736,907 shares were reserved for future issuance under the ESPP.

19.  INCOME TAXES

The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis.

The effective tax rate from continuing operations was 29.3% and 30.8% for the three months ended June 30, 2019 and 2018, respectively, and 27.5% and 28.0% for the six months ended June 30, 2019 and 2018, respectively.  The lower effective tax rate for the three and six months ended June 30, 2019 was primarily due to excess tax benefits related to equity awards.

The Company petitioned the U.S. Tax Court on January 13, 2017, May 7, 2018 and November 29, 2018 for a redetermination of IRS notices of deficiency for Cboe and certain of its subsidiaries for tax years 2011 through 2015 related to its Section 199 claims. The Company also filed a complaint on October 5, 2018 with the Court of Federal Claims for a refund of Section 199 claims related to tax years 2008 through 2010. The Company believes the aggregate amount of any additional liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company. As of June 30, 2019, we have not resolved these matters, and proceedings continue in the U.S. Tax Court and the Court of Federal Claims.

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

The following table reconciles net income allocated to common stockholders and the number of shares used to calculate the basic and diluted net income per common share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Basic EPS Numerator:
Net Income	$84.5	$83.0	$178.6	$201.1
Loss attributable to noncontrolling interest	3.8	0.3	4.0	0.6
Net Income excluding noncontrolling interest	88.3	83.3	182.6	201.7
Change in redemption value of noncontrolling interest	(0.2)	(0.3)	(0.4)	(0.6)
Earnings allocated to participating securities	(0.5)	(0.6)	(1.1)	(1.4)
Net Income allocated to common stockholders	$87.6	$82.4	$181.1	$199.7
Basic EPS Denominator:
Weighted average shares outstanding	111.5	112.0	111.5	112.2
Basic Net Income Per Common Share	$0.79	$0.74	$1.62	$1.78

Diluted EPS Numerator:
Net Income	$84.5	$83.0	$178.6	$201.1
Loss attributable to noncontrolling interest	3.8	0.3	4.0	0.6
Net Income excluding noncontrolling interest	88.3	83.3	182.6	201.7
Change in redemption value of noncontrolling interest	(0.2)	(0.3)	(0.4)	(0.6)
Earnings allocated to participating securities	(0.5)	(0.6)	(1.1)	(1.4)
Net Income allocated to common stockholders	$87.6	$82.4	$181.1	$199.7
Diluted EPS Denominator:
Weighted average shares outstanding	111.5	112.0	111.5	112.2
Dilutive common shares issued under stock program	0.1	0.3	0.1	0.4
Total dilutive weighted average shares	111.6	112.3	111.6	112.6
Diluted Net Income Per Common Share	$0.78	$0.73	$1.62	$1.77

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted net income per common share.

21.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

As of June 30, 2019, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of June 30, 2019, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period.

Except as set forth herein, there have been no material changes during the period covered by this Form 10-Q from the legal proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2018.

City of Providence

On April 18, 2014, the City of Providence, Rhode Island filed a securities class action lawsuit in the Southern District of New York against Bats and Direct Edge Holdings LLC, as well as 14 other securities exchanges. The action purports to be brought on behalf of all public investors who purchased and/or sold shares of stock in the United States since April 18, 2009 on a registered public stock exchange (“Exchange Defendants”) or a U.S.-based alternate trading venue and were injured as a result of the alleged misconduct detailed in the complaint, which includes allegations that the Exchange Defendants committed fraud through a variety of business practices associated with, among other things, what is commonly referred to as high frequency trading. On May 2, 2014 and May 20, 2014, American European Insurance Company and Harel Insurance Co., Ltd. each filed substantially similar class action lawsuits against the Exchange Defendants which were ultimately consolidated with the City of Providence, Rhode Island securities class action lawsuit. On June 18, 2015, the Southern District of New York (the “Lower Court”) held oral argument on the pending Motion to Dismiss and thereafter, on August 26, 2015, the Lower Court issued an Opinion and Order granting Exchange Defendants’ Motion to Dismiss, dismissing the complaint in full. Plaintiff filed a Notice of Appeal of the dismissal on September 24, 2015 and its appeal brief on January 7, 2016. Respondent's brief was filed on April 7, 2016 and oral argument was held on August 24, 2016. Following oral argument, the Court of Appeals issued an order requesting that the SEC submit an amicus brief on whether the Lower Court had jurisdiction and whether the Exchange Defendants have immunity in the claims alleged. The SEC filed its amicus brief with the Court of Appeals on November 28, 2016 and Plaintiff and the Exchange Defendants filed their respective supplemental response briefs on December 12, 2016. On December 19, 2017, the Court of Appeals reversed the Lower Court’s dismissal and remanded the case back to the Lower Court. On March 13, 2018, the Court of Appeals denied the Exchange Defendants’ motion for re-hearing. The Exchange Defendants filed their opening brief for their motion to dismiss May 18, 2018, Plaintiffs’ response was filed June 15, 2018 and the Exchange Defendants’ reply was filed June 29, 2018. On May 28, 2019, the Lower Court issued an opinion and order denying the Exchange Defendants’ motion to dismiss. On June 17, 2019, the Exchange Defendants filed a motion seeking interlocutory appeal of the May 28, 2019 dismissal order, which was denied July 16, 2019. Exchange Defendants filed their answers on July 25, 2019. Given the preliminary nature of the proceedings, the Company is unable to estimate what, if any, liability may result from this litigation. However, the Company believes that the claims are without merit and intends to litigate the matter vigorously.

SIFMA

Securities Industry Financial Markets Association (“SIFMA”) has filed a number of denial of access applications with the SEC to set aside proposed rule changes to establish or modify fees for Cboe Options, C2, BZX, BYX, EDGX and EDGA (the “Exchanges”) market data products and related services (the “Challenged Fees”). The Challenged Fees were held in abeyance pending a decision, which was issued by the SEC on October 16, 2018, on a separate SIFMA denial of access application regarding fees proposed by Nasdaq and the NYSE for their respective market data products. In a second order entered on October 16, 2018, the SEC issued an order (the “Order”) that remanded the stayed Challenged Fees and ordered the Exchanges to: (i) within six months of the Order, provide notice to the SEC of developed or identified fair procedures for assessing the Challenged Fees (the “Procedures”) and (ii) within one year of the Order, apply the Procedures to the Challenged Fees and submit to the SEC a record explaining the Exchanges’ conclusions. On October 26, 2018, the Exchanges filed a motion to reconsider the Order with the SEC. On November 21, 2018, the Exchanges filed with the SEC a joinder motion to NYSE’s prior motion for stay of the Order. On December 3, 2018, SIFMA filed a response to NYSE’s motion for stay. Nasdaq withdrew its motion to reconsider the Order with the SEC on December 4, 2018, and on December 5, 2018, filed a Petition for Review with the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”). On December 14, 2018, the SEC denied the motion for stay but tolled the compliance date set forth in the remand order until ruling is made on the motion to reconsider. The Exchanges and NYSE filed on January 4, 2019 a motion to intervene in the Nasdaq Petition for Review to ensure the ability to participate in the case; the motion to intervene was granted on January 25, 2019. On the same day, SIFMA filed a motion with the D.C. Circuit moving to dismiss or hold in abeyance the Petition for Review. The Exchanges and NYSE submitted on February 6, 2019 a statement of issues for consideration in connection with the Petition for Review pending before the D.C. Circuit. On March 29, 2019, the D.C. Circuit issued an order indicating that SIFMA’s motion to dismiss will be considered with the underlying merits of the Petition for Review. On May 7, 2019, the SEC denied the Exchanges and NYSE’s motion for reconsideration of the Order. The SEC also further tolled the effectiveness of the remand order subject to the resolution of the substantive SIFMA case against Nasdaq and NYSE Arca that is already before the D.C. Circuit. On June 17, 2019, the Exchanges filed a petition for review of the May 7, 2019 SEC order denying reconsideration of the Order with the D.C. Circuit and of the Order. An adverse ruling in that matter or a subsequent appeal could adversely affect exchange market data fees. However, the Company believes that the claims are without merit and intends to litigate the matter vigorously. The Company is unable to estimate what, if any, liability may result from this litigation.

VIX Litigation

On March 20, 2018, a putative class action complaint captioned Tomasulo v. Cboe Exchange, Inc., et al., No. 18-cv-02025 was filed in federal district court for the Northern District of Illinois alleging that the Company intentionally designed its products, operated its platforms, and formulated the method for calculating VIX and the Special Opening Quotation, (i.e., the special VIX value designed by the Company and calculated on the settlement date of VIX derivatives prior to the opening of trading), in a manner that could be collusively manipulated by a group of entities named as John Doe defendants. A number of similar putative class actions, some of which do not name the Company as a party, were filed in federal court in Illinois and New York on behalf of investors in certain volatility-related products. On June 14, 2018, the Judicial Panel on Multidistrict Litigation centralized the putative class actions in the federal district court for the Northern District of Illinois. On September 28, 2018, plaintiffs filed a master, consolidated complaint that is a putative class action alleging various claims against the Company and John Doe defendants in the federal district court for the Northern District of Illinois. The claims asserted against the Company consist of a Securities Exchange Act fraud claim, three Commodity Exchange Act claims and a state law negligence claim. Plaintiffs request a judgment awarding class damages in an unspecified amount, as well as punitive or exemplary damages in an unspecified amount, prejudgment interest, costs including attorneys’ and experts’ fees and expenses and such other relief as the court may deem just and proper. On November 19, 2018, the Company filed a motion to dismiss the master consolidated complaint and the plaintiffs filed their response on January 7, 2019. The Company filed its reply on January 28, 2019. On May 29, 2019, the federal district court for the Northern District of Illinois granted the Company’s motion to dismiss plaintiffs’ entire complaint against the Company. The state law negligence claim was dismissed with prejudice and the other claims were dismissed without prejudice with leave to file an amended complaint, which was filed on July 19, 2019. Given the preliminary nature of the proceedings, the Company is still evaluating the facts underlying the complaints, however, the Company currently believes that the claims are without merit and intends to litigate the matter vigorously. The Company is unable to estimate what, if any, liability may result from this litigation.

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

The Company is also currently a party to various other legal proceedings in addition to those already mentioned. Management does not believe that the likely outcome of any of these other reviews, inspections, investigations or other legal proceedings is expected to have a material impact on our consolidated financial condition, results of operations, liquidity or capital resources.

See also Note 19 (“Income Taxes”).

Contractual Obligations

See Note 22 (“Leases”) for information on lease obligations.

22. LEASES

The Company currently leases office space, data centers and remote network operations centers under non-cancelable operating leases with third parties as of June 30, 2019. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. As most of the leases do not provide an implicit rate, the Company applies an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company applied an incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. During the quarter ended June 30, 2019, an additional $0.1 million of right of use assets and lease liabilities were added related to a new operating lease right of use asset and operating lease liability.

The following table presents the supplemental balance sheet related to leases for the quarter ended June 30, 2019 (in millions):

June 30,
2019
Operating lease right of use assets	$54.0
Total leased assets	$54.0

Accrued liabilities	$9.7
Non-current operating lease liabilities	46.9
Total leased liabilities	$56.6

The Company has elected to not separate lease components from nonlease components for all office space, data center space and remote network operations centers operating leases. The Company does not have any financing leases as of June 30, 2019. Operating lease expense is recognized on a straight-line basis over the lease term and is reported in the technology support services and facilities cost line items on the condensed consolidated statements of income. The following table presents operating lease costs and other information as of and for the three and six months ended June 30, 2019 (in millions, except as stated):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease costs (1)	$3.2	$6.8

Lease term and discount rate information:
Weighted average remaining lease term (years)		9.5
Weighted average discount rate		3.5%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities		$4.8
Right-of-use assets obtained in exchange for lease liabilities		19.0
(1)	Includes short-term leases and variable lease costs, which are immaterial.

The maturities of the lease liabilities are as follows as of June 30, 2019 (in millions):

June 30,
2019
Remainder of 2019	$5.4
2020	9.8
2021	9.4
2022	8.7
2023	7.4
After 2023 (1)	26.4
Total lease payments	$67.1
Less: Interest	(10.5)
Present value of lease liabilities	$56.6
(1)	Total lease payments include $20.4 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $2.3 million of legally binding lease payments for leases signed but will commence after June 30, 2019.

23.  SUBSEQUENT EVENTS

On July 31, 2019, the Company announced that its board of directors declared a quarterly cash dividend of $0.36 per share. The dividend is payable September 13, 2019 to stockholders of record at the close of business August 30, 2019.

There have been no additional subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the six months ended June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

European Equities. Our European Equities segment includes pan-European listed cash equities transaction services, ETPs, exchange-traded commodities, and international depository receipts that occur on the RIE, operated by Cboe Europe Limited. It also includes the listings business where ETPs can be listed on Cboe Europe Limited.

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

General Factors Affecting Results of Operations

In broad terms, our business performance is impacted by a number of drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, the regulatory environment for capital markets, geopolitical events, central bank policies and changing technology, particularly in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends, including:

●	trading volumes on our proprietary products such as VIX options and futures and SPX options;
●	trading volumes in listed cash equity securities and ETPs in both the U.S. and Europe, volumes in listed equity options, and volumes in institutional FX trading, all of which are driven primarily by overall macroeconomic conditions;
●	the demand for the U.S. tape plan market data distributed by the Securities Information Processors (SIPs), which determines the pool size of the industry market data revenue we receive based on our market share;
●	consolidation of our customers and competitors in the industry;
●	the demand for information about, or access to, our markets, which is dependent on the products we trade, our importance as a liquidity center and the quality and pricing of our data and access and capacity services;
●	continuing pressure in transaction fee pricing due to intense competition in the United States and Europe;
●	significant fluctuations in foreign currency translation rates or weakened value of currencies resulting from Brexit; and
●	regulatory changes relating to market structure and increased capital requirements, and those which affect certain types of instruments, transactions, pricing structures, capital market participants or reporting or compliance requirements, including any changes resulting from Brexit.

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

Acquisition-Related Costs

Acquisition-related costs relate to acquisitions and other strategic opportunities, including the Merger. The acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance and retention costs, impairment of goodwill, capitalized software and facilities, and other external costs directly related to mergers and acquisitions, as well as compensation-related expenses.

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

Financial Summary

The following summarizes changes in financial performance for the three and six months ended June 30, 2019 and 2018 and certain non-GAAP financial measures. These non-GAAP financials measures assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items management believes do not reflect our underlying operations. Please see the footnotes below for additional information and reconciliations from our condensed consolidated financial statements.

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
	(in millions, except percentages, earnings per share, and as noted below)				(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$620.6	$667.5	$(46.9)	(7.0)%	$1,222.1	$1,445.2	$(223.1)	(15.4)%
Total cost of revenues	337.4	384.0	(46.6)	(12.1)%	659.5	833.2	(173.7)	(20.8)%
Revenues less cost of revenues	283.2	283.5	(0.3)	(0.1)%	562.6	612.0	(49.4)	(8.1)%
Total operating expenses	158.0	154.4	3.6	2.3%	292.0	315.2	(23.2)	(7.4)%
Operating income	125.2	129.1	(3.9)	(3.0)%	270.6	296.8	(26.2)	(8.8)%
Income before income tax provision	119.6	119.8	(0.2)	(0.2)%	246.3	279.2	(32.9)	(11.8)%
Income tax provision	35.1	36.8	(1.7)	(4.6)%	67.7	78.1	(10.4)	(13.3)%
Net income	84.5	83.0	1.5	1.8%	178.6	201.1	(22.5)	(11.2)%
Basic earnings per share	$0.79	$0.74	$0.05	5.8%	$1.62	$1.78	$(0.16)	(8.8)%
Diluted earnings per share	0.78	0.73	0.05	7.1%	1.62	1.77	(0.15)	(8.4)%
EBITDA(1)	176.4	178.9	(2.5)	(1.4)%	359.6	401.3	(41.7)	(10.4)%
EBITDA margin(2)	62.3%	63.1%	(0.8)%	*	63.9%	65.6%	(1.7)%	*
Adjusted EBITDA(1)	$193.6	$187.5	$6.1	3.3%	$379.1	$418.7	$(39.6)	(9.5)%
Adjusted EBITDA margin(3)	68.4%	66.1%	2.3%	*	67.4%	68.4%	(1.0)%	*
Adjusted earnings(4)	$125.7	$118.2	$7.5	6.3%	$249.1	$273.4	$(24.3)	(8.9)%
Adjusted earnings margin(5)	44.4%	41.7%	2.7%	*	44.3%	44.7%	(0.4)%	*
Diluted weighted average shares outstanding	111.6	112.3	(0.7)	(0.6)%	111.6	112.6	(1.0)	(0.9)%
Diluted Adjusted earnings per share(5)	$1.13	$1.05	$0.08	7.6%	$2.23	$2.43	$(0.20)	(8.2)%

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
	(in millions, except percentages, trading days, and as noted below)				(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Total touched contracts	7.3	7.1	0.2	2.8%	7.2	6.6	0.6	9.1%
Market ADV	19.3	18.8	0.5	2.7%	19.2	20.6	(1.4)	(6.8)%
Index contract ADV	1.9	1.8	0.1	5.6%	1.9	2.3	(0.4)	(17.4)%
Number of trading days	63	64	(1)	(1.6)%	124	125	(1)	(0.8)%
Total Options revenue per contract (RPC)	$0.238	$0.241	$(0.003)	(1.2)%	$0.239	$0.248	$(0.009)	(3.6)%
Multiply Listed Options RPC	0.058	0.063	(0.005)	(7.9)%	0.062	0.061	0.001	1.6%
Index Options RPC	0.736	0.753	(0.017)	(2.3)%	0.733	0.727	0.006	0.8%
Market share	37.7%	37.7%	—%	*	37.2%	39.7%	(2.5)%	*
U.S. Equities:
ADV:
Total touched shares (in billions)	1.1	1.4	(0.2)	(15.2)%	1.2	1.5	(0.3)	(20.0)%
Market ADV (in billions)	6.9	6.9	-	-%	7.2	7.2	(0.0)	0.0%
Trading days	63	64	(1)	-1.6%	124	125	(1)	(0.8)%
Market share	15.7%	18.9%	(3.2)%	*	15.9%	19.1%	(3.2)%	*
U.S. Equities (net capture per one hundred touched shares)(6)	$0.028	0.023	0.005	21.7%	$0.029	$0.023	0.006	26.1%
U.S. ETPs: launches (number of launches)	19	15	4	26.7%	30	36	(6)	(16.7)%
U.S. ETPs: listings (number of listings)	324	275	49	17.8%	324	275	49	17.8%
Futures:
ADV (in thousands)	257.4	257.8	(0.4)	(0.1)%	244.6	311.5	(66.9)	(21.5)%
Trading days	63	64	(1)	(1.6)%	124	125	(1)	(0.8)%
Revenue per contract	$1.748	$1.633	$0.115	7.0%	$1.744	$1.687	$0.057	3.4%
European Equities:
ADNV:
Matched and touched ADNV (in billions)	€8.3	€10.5	€(2.2)	(21.0)%	€8.7	10.7	(2.0)	(18.7)%
Market ADNV (in billions)	40.8	47.4	(6.6)	(13.9)%	41.3	49.1	(7.8)	(15.9)%
Trading days	63	64	(1)	(1.6)%	126	127	(1)	(0.8)%
Market share	20.3%	22.2%	(1.9)%	*	21.2%	21.7%	(0.5)%	*
European Equities (net capture per matched notional value in basis points)(7)	0.224	0.183	0.041	22.4%	0.217	0.187	0.030	16.0%
Average Euro/British pound exchange rate	£0.874	£0.876	£(0.002)	(0.2)%	£0.873	£0.880	£(0.007)	(0.8)%
Global FX:
ADNV (in billions)	$32.5	$38.4	$(5.9)	(15.4)%	$34.5	40.0	(5.5)	(13.8)%
Trading days	65	65	—	—%	128	129	(1)	(0.8)%
Global FX (net capture per one million dollars traded)(8)	2.65	2.56	0.09	3.5%	2.63	2.51	0.12	4.8%
Average British pound/U.S. dollar exchange rate	$1.285	$1.361	$(0.076)	(5.6)%	$1.294	$1.376	$(0.082)	(6.0)%
*	Not meaningful
(1)	EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs and impairment charges attributed to noncontrolling interest. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income or cash flows from operations, each as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(3)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(4)	Adjusted earnings is defined as net income adjusted for amortization of purchased intangibles, acquisition-related costs, change in redemption value of noncontrolling interest, net income allocated to participating securities, and impairment charges attributed to noncontrolling interest, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(5)	Diluted Adjusted earnings per share represents Adjusted earnings divided by diluted weighted average shares outstanding.
(6)	Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX and EDGA and the number of trading days for the period.
(7)	Net capture per matched notional value refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Limited and the number of trading days for the period.
(8)	Net capture per one million dollars traded refers to net transaction fees, divided by the product of one-millionth of ADNV traded on the Cboe FX market, the number of trading days, and two, which represents the buyer and seller that are both charged on the transaction for the period.

The following tables are reconciliations of net income allocated to common stockholders to EBITDA and adjusted EBITDA (in millions):

	Three Months Ended June 30,
	2019
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$80.1	$35.9	$19.3	$3.9	$(1.6)	$(50.0)	$87.6
Interest expense, net	—	—	—	(0.1)	—	10.1	10.0
Income tax provision	—	0.3	—	2.5	—	32.3	35.1
Depreciation and amortization	9.1	17.7	0.4	7.0	7.1	2.4	43.7
EBITDA	89.2	53.9	19.7	13.3	5.5	(5.2)	176.4
Acquisition-related costs	8.7	—	—	0.3	—	11.8	20.8
Impairment charges attributed to noncontrolling interest	—	—	—	—	—	(3.6)	(3.6)
Adjusted EBITDA	$97.9	$53.9	$19.7	$13.6	$5.5	$3.0	$193.6

	Three Months Ended June 30,
	2018
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$78.2	$36.9	$16.3	$3.7	$(1.8)	$(50.9)	$82.4
Interest expense, net	—	—	—	—	—	9.3	9.3
Income tax provision	—	0.6	—	2.7	0.1	33.4	36.8
Depreciation and amortization	12.1	21.3	0.1	7.9	8.6	0.4	50.4
EBITDA	90.3	58.8	16.4	14.3	6.9	(7.8)	178.9
Acquisition-related costs	5.8	—	—	0.4	—	2.4	8.6
Adjusted EBITDA	$96.1	$58.8	$16.4	$147	$6.9	$(5.4)	$187.5

	Six Months Ended June 30,
	2019
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$158.2	$72.9	$37.5	$6.9	$(2.0)	$(92.4)	$181.1
Interest	—	—	—	(0.2)	—	20.1	19.9
Income tax provision (benefit)	—	0.7	—	5.0	—	62.0	67.7
Depreciation and amortization	19.0	37.6	0.8	14.5	14.9	4.1	90.9
EBITDA	177.2	111.2	38.3	26.2	12.9	(6.2)	359.6
Acquisition-related costs	9.5	—	—	0.6	0.3	12.7	23.1
Impairment charges attributed to noncontrolling interest	—	—	—	—	—	(3.6)	(3.6)
Adjusted EBITDA	$186.7	$111.2	$38.3	$26.8	$13.2	$2.9	$379.1

	Six Months Ended June 30,
	2018
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$191.4	$70.0	$42.3	$7.3	$(4.8)	$(106.5)	$199.7
Interest	—	—	—	—	—	18.9	18.9
Income tax provision (benefit)	0.8	1.1	—	5.4	0.1	70.7	78.1
Depreciation and amortization	23.5	44.9	1.4	16.1	18.0	0.7	104.6
EBITDA	215.7	116.0	43.7	28.8	13.3	(16.2)	401.3
Acquisition-related costs	13.3	—	—	0.8	—	3.3	17.4
Adjusted EBITDA	$229.0	$116.0	$43.7	$29.6	$13.3	$(12.9)	$418.7

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Net income allocated to common stockholders	$87.6	$82.4	$181.1	$199.7
Amortization	34.1	39.7	71.7	81.8
Acquisition-related costs	20.8	8.6	23.1	17.4
Change in redemption value of noncontrolling interest	0.2	0.3	0.4	0.6
Tax effect of adjustments	(13.2)	(12.6)	(23.2)	(25.6)
Impairment charges attributed to noncontrolling interest	(3.6)	—	(3.6)	—
Net income allocated to participating securities	(0.2)	(0.2)	(0.4)	(0.5)
Adjusted earnings	$125.7	$118.2	$249.1	$273.4

Revenues

Total revenues for the three months ended June 30, 2019 decreased $46.9 million, or 7.0%, compared to the prior period, primarily due to a $37.9 million, or 8.2% decrease in transaction fees as a result of a decline in market volumes in European Equities and Global FX and a decline in market share in U.S. Equities over the prior period, coupled with a decrease in regulatory fees. Total revenues for the six months ended June 30, 2019 decreased $223.1 million, or 15.4%, compared to the prior period, primarily due to a $155.7 million, or 15.4% decrease in transaction fees as a result of a decrease in overall market volumes over the prior period, coupled with a decrease in regulatory fees. The following summarizes changes in revenues for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018:

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Transaction fees	$426.9	$464.8	$(37.9)	(8.2)%	$856.2	$1,011.9	$(155.7)	(15.4)%
Access and capacity fees	54.5	52.2	2.3	4.4%	108.9	102.8	6.1	5.9%
Market data fees	51.8	52.5	(0.7)	(1.3)%	103.4	106.7	(3.3)	(3.1)%
Regulatory fees	79.7	89.3	(9.6)	(10.8)%	138.4	205.6	(67.2)	(32.7)%
Other revenue	7.7	8.7	(1.0)	(11.5)%	15.2	18.2	(3.0)	(16.5)%
Total revenues	$620.6	$667.5	$(46.9)	(7.0)%	$1,222.1	$1,445.2	$(223.1)	(15.4)%

Transaction Fees

Transaction fees decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018. For the three months ended June 30, 2019, the decrease was primarily due to a 3.2% point decline in U.S. Equities market share when compared to the same period in 2018. For the six months ended June 30, 2019, the decrease was primarily due to a 6.8% decline in overall options market ADV, including a 17.4% decline in index options ADV, and a 3.2% point decline in U.S. Equities market share when compared to the same period in 2018.

Access Fees and Capacity Fees

Access and capacity fees increased for the three and six months ended June 30, 2019 compared to the same periods in 2018. For the three months ended June 30, 2019, the increase was primarily due to an increase in subscribers on Cboe Options and new technology offerings on C2. For the six months ended June 30, 2019, the increase was primarily due to an increase in subscribers on Cboe Options and new technology offerings on C2 and CFE.

Market Data Fees

Market data fees decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018. For the three months ended June 30, 2019, the decrease was primarily due to a decline in tape plan market data revenue within the U.S. Equities segment of $2.8 million as a result of a decline in market share. For the six months ended June 30, 2019, the decrease was also primarily due to a decline in tape plan market data revenue within the U.S. Equities segment of $8.7 million as a result of a decline in market share, offset by an increase of $4.9 million within the Options segment.

Regulatory Fees

Regulatory fees decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018. For the three months ended June 30, 2019, the decrease was primarily due to a decline in volumes in the U.S. Equities segment, partially offset by an increase in the Section 31 fee rate from $13.00 per million dollars of covered sales to $20.70 per million dollars of covered sales beginning in April 2019. For the six months ended June 30, 2019, the decrease was primarily due to a decline in volumes in the U.S. Equities and Options segments, partially offset by an increase in the Section 31 fee rate from $13.00 per million dollars of covered sales to $20.70 per million dollars of covered sales beginning in April 2019.

Other Revenue

Other revenue decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018, primarily due to a decline in licensing revenue, partially offset by additional trade reporting services revenue and listings fees.

Cost of Revenues

Cost of revenues decreased in the three months ended June 30, 2019 compared to the same period in 2018 primarily due to lower liquidity payments as a result of a decrease in volumes traded on the U.S. Equities exchanges, which decreased $35.3 million. Cost of revenues decreased in the six months ended June 30, 2019 compared to the same period in 2018 primarily due to lower liquidity payments driven by a decrease in volumes traded on the U.S. Equities and Options exchanges, as well as a decrease in Section 31 fees within the U.S. Equities and Options segments, which decreased $94.5 million and $71.4 million, respectively. The following summarizes changes in cost of revenues for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018:

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Liquidity payments	$235.8	$271.1	$(35.3)	(13.0)%	$479.5	$574.0	$(94.5)	(16.5)%
Routing and clearing	9.2	9.8	(0.6)	(6.1)%	18.4	20.1	(1.7)	(8.5)%
Section 31 fees	70.3	81.1	(10.8)	(13.3)%	118.5	189.9	(71.4)	(37.6)%
Royalty fees	21.9	22.0	(0.1)	(0.5)%	42.9	49.2	(6.3)	(12.8)%
Other	0.2	—	0.2	100.0%	0.2	—	0.2	100.0%
Total	$337.4	$384.0	$(46.6)	(12.1)%	$659.5	$833.2	$(173.7)	(20.8)%

Liquidity Payments

Liquidity payments decreased for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to a decrease in volumes traded on the U.S. Equities exchanges. Liquidity payments decreased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to a decrease in volumes traded on the U.S. Equities and Options exchanges.

Routing and Clearing

The decreases in routing and clearing fees for the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily due to a decrease in routed trades in U.S. Equities, coupled with a decrease in fees per 100 routed shares.

Section 31 Fees

Section 31 fees decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018. For the three months ended June 30, 2019, the decrease was primarily due to a decline in volumes in the U.S. Equities segment, partially offset by an increase in the Section 31 fee rate from $13.00 per million dollars of covered sales to $20.70 per million dollars of covered sales beginning in April 2019. For the six months ended June 30, 2019, the decrease was primarily due to a decline in volumes in the U.S. Equities and Options segments, partially offset by an increase in the Section 31 fee rate from $13.00 per million dollars of covered sales to $20.70 per million dollars of covered sales beginning in April 2019.

Royalty Fees

Royalty fees remained flat for the three months ended June 30, 2019 compared to the same period in 2018, and decreased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to lower trading volume in licensed products.

Revenues Less Cost of Revenues

Revenues less cost of revenues remained flat for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to a $2.0 million, or 1.1%, decrease in transaction fees less liquidity payments and routing and clearing costs and a $1.2 million, or 13.8%, decrease in other revenue, offset by increases in access and capacity fees and regulatory fees, less Section 31 fees. Revenues less cost of revenues decreased $49.4 million, or 8.1%, for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to a $59.5 million, or 14.2%, decrease in transaction fees less liquidity payments and routing and clearing costs, offset by an increase in access and capacity fees and royalty fees. The following tables summarize the components of revenues less cost of revenues for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018:

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Transaction fees less liquidity payments and routing and clearing costs	$181.9	$183.9	$(2.0)	(1.1)%	$358.3	$417.8	$(59.5)	(14.2)%
Access and capacity fees	54.5	52.2	2.3	4.4%	108.9	102.8	6.1	5.9%
Market data fees	51.8	52.5	(0.7)	(1.3)%	103.4	106.7	(3.3)	(3.1)%
Regulatory fees, less Section 31 fees	9.4	8.2	1.2	14.6%	19.9	15.7	4.2	26.8%
Royalty fees	(21.9)	(22.0)	0.1	(0.5)%	(42.9)	(49.2)	6.3	(12.8)%
Other	7.5	8.7	(1.2)	(13.8)%	15.0	18.2	(3.2)	(17.6)%
Revenues less cost of revenues	$283.2	$283.5	$(0.3)	(0.1)%	$562.6	$612.0	$(49.4)	(8.1)%

Transaction Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction fees less liquidity payments and routing and clearing costs (“Net Transaction Fees”) decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018. The decrease for the three months ended June 30, 2019 was primarily due to a 3.2% point decline in U.S. Equities market share when compared to the same period in 2018. The decrease for the six months ended June 30, 2019 was primarily due to a 6.8% decline in overall options market ADV, including a 17.4% decrease in index options ADV, and a 3.2% point decline in U.S. Equities market share when compared to the same period in 2018.

Access and Capacity Fees

Access and capacity fees increased for the three and six months ended June 30, 2019 compared to the same periods in 2018. For the three months ended June 30, 2019, the increase was primarily due to an increase in subscribers on Cboe Options and new technology offerings on C2. For the six months ended June 30, 2019, the increase was primarily due to an increase in subscribers on Cboe Options and new technology offerings on C2 and CFE.

Market Data Fees

Market data fees decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018. For the three months ended June 30, 2019, the decrease was primarily due to a decline in tape plan market data revenue within the U.S. Equities segment of $2.8 million as a result of a decline in market share. For the six months ended June 30, 2019, the decrease was also primarily due to a decrease of tape plan market data revenue within the U.S. Equities segment of $8.7 million as a result of a decline in market share, offset by an increase of $4.9 million within the Options segment.

Regulatory Fees, less Section 31 Fees

Regulatory fees, less Section 31 Fees, increased in the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to an increase in fines and assessment fees.

Royalty Fees

Royalty fees remained flat for the three months ended June 30, 2019 compared to the same period in 2018, and decreased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to lower trading volumes in licensed products.

Other

Other revenue decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to a decline in licensing revenue, partially offset by additional trade reporting services revenue and listings fees.

Operating Expenses

Total operating expenses increased $3.6 million, or 2.3%, for the three months ended June 30, 2018 primarily due to an increase in acquisition-related costs, partially offset by a decline in compensation and benefits and depreciation and amortization. Total operating expenses decreased $23.2 million, or 7.4% for the six months ended June 30, 2019 compared to the prior year period, primarily due to a decline in compensation and benefits and depreciation and amortization. The following summarizes changes in operating expenses for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018:

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Operating Expenses:
Compensation and benefits	$52.2	$57.4	$(5.2)	(9.1)%	$100.3	$116.3	$(16.0)	(13.8)%
Depreciation and amortization	43.7	50.4	(6.7)	(13.3)%	90.9	104.6	(13.7)	(13.1)%
Technology support services	11.8	11.8	—	—%	23.7	23.9	(0.2)	(0.8)%
Professional fees and outside services	19.2	17.3	1.9	11.0%	35.4	35.3	0.1	0.3%
Travel and promotional expenses	3.0	3.5	(0.5)	(14.3)%	5.6	7.2	(1.6)	(22.2)%
Facilities costs	3.0	2.9	0.1	3.4%	5.1	5.3	(0.2)	(3.8)%
Acquisition-related costs	20.8	8.6	12.2	141.9%	23.1	17.4	5.7	32.8%
Other expenses	4.3	2.5	1.8	72.0%	7.9	5.2	2.7	51.9%
Total operating expenses	$158.0	$154.4	$3.6	2.3%	$292.0	$315.2	$(23.2)	(7.4)%

Compensation and Benefits

Compensation and benefits decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018. For the three months ended June 30, 2019, the decrease was primarily due to a $4.2 million decline in accrued bonuses for the period, a $2.3 million decrease in equity compensation due to the acceleration of stock-based compensation in 2019 and a $0.8 million decrease in salaries and wages expense, offset by compensation expense for the deferred compensation plans of $3.7 million. For the six months ended June 30, 2019, the decrease was primarily due to an $11.0 million decline in accrued bonuses for the period, a $4.8 million decrease in equity compensation as a result of forfeitures of unvested equity awards in the first quarter of 2019, a $2.3 million decrease in equity compensation due to the acceleration of stock-based compensation in 2018, and a $1.1 million decrease in salaries and wages expense, offset by compensation expense for the deferred compensation plans of $3.7 million.

Depreciation and Amortization

Depreciation and amortization decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to a decline in amortization due to the accelerated cash flow method for the intangibles acquired in the Bats acquisition.

Technology Support Services

Technology support services costs were relatively flat for the three and six months ended June 30, 2019 compared to the same periods in 2018.

Professional Fees and Outside Services

Professional fees and outside services increased for the three and six months ended June 30, 2019 compared to the same periods in 2018. For the three months ended June 30, 2019, the increase was primarily due to increased legal expenses of $1.6 million. For the six months ended June 30, 2019, the increase was primarily due to an increase in legal expenses of $2.3 million, offset by a decline in regulatory services of $1.9 million.

Travel and Promotional Expenses

Travel and promotional expenses decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018. For the three months ended June 30, 2019, the decrease was primarily due to a reduction in marketing expenses of $0.3 million and travel expenses of $0.2 million. For the six months ended June 30, 2019, the decrease was primarily due to a reduction in travel expenses of $0.7 million and marketing expenses of $0.6 million.

Facilities costs

Facilities costs were relatively flat for the three and six months ended June 30, 2019 compared to the same periods in 2018.

Acquisition-Related Costs

Acquisition-related costs increased for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to the write down of goodwill attributed to a 2016 acquisition and the write down of the Chicago headquarters location attributed to the reduction in employee workspace needed in Chicago as a result of the Bats acquisition. Both impairments were recognized in the second quarter of 2019. Acquisition-related costs increased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to the impairment charges, partially offset by a decline in compensation-related expenses attributed to the Bats acquisition. Acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance and retention costs, impairment of goodwill, capitalized software and facilities, and other external costs directly related to the mergers and acquisitions, as well as compensation-related expenses.

Other Expenses

Other expenses increased for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to additional value-added taxes of $0.6 million, bad debt expense of $0.4 million, an increase in training and conference expenses of $0.4 million, and an increase in miscellaneous office expenses of $0.3 million. Other expenses increased for the six month ended June 30, 2019 compared to the same period in 2018 primarily due to bad debt expense of $0.7 million, additional value-added taxes of $0.6 million, an increase in miscellaneous office expenses of $0.5 million, an increase in training and conference expenses of $0.4 million, an increase in taxes and permit fees of $0.3 million, and an increase in insurance expenses of $0.2 million.

Operating Income

As a result of the items above, operating income for the three and six months ended June 30, 2019 was $125.2 million and $270.6 million compared to $129.1 million and $296.8 million, respectively, for same periods in 2018.

Interest Expense, Net

Net interest expense increased in the three and six months ended June 30, 2019 compared to the same periods in 2018 due to the increase in the variable interest rate on the term loan agreement from June 30, 2018 to June 30, 2019.

Other (Expense) Income

Other (expense) income increased for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to deferred compensation plan asset income of $3.7 million. Other (expense) income decreased for the six months ended June 30, 2019 compared to the same periods in 2018 due to the reversal of the $8.8 million OCC dividend declared in 2018, which was to be paid in 2019, as a result of the SEC’s disapproval of the OCC capital plan during the first quarter of 2019, partially offset by deferred compensation plan asset income of $3.7 million.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the three months ended June 30, 2019 was $119.6 million compared to $119.8 million, for the same period in 2018, a decrease of $0.2 million.

As a result of the above, income before income tax provision for the six months ended June 30, 2019 was $246.3 million compared to $279.2 million for the same period in 2018, a decrease of $32.9 million.

Income Tax Provision

The effective tax rate from continuing operations was 29.3% and 30.8% for the three months ended June 30, 2019 and 2018, respectively, and 27.5% and 28.0% for the six months ended June 30, 2019 and 2018, respectively. The lower effective tax rate for the three and six months ended June 30, 2019 was primarily due to excess tax benefits related to equity awards.

Net Income

As a result of the items above, net income for the three months ended June 30, 2019 was $84.5 million compared to $83.0 million for the three months ended June 30, 2018, an increase of $1.5 million.

As a result of the items above, net income for the six months ended June 30, 2019 was $178.6 million compared to $201.1 million for the six months ended June 30, 2018, a decrease of $22.5 million.

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

The following summarizes our total revenues by segment:

				Percentage of					Percentage of
				Total					Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2019	2018	Change	2019	2018	2019	2018	Change	2019	2018
	(in millions, except percentages)					(in millions, except percentages)
Options	$246.1	$244.1	0.8%	39.7%	36.6%	$477.1	$538.2	(11.4)%	39.0%	37.2%
U.S. Equities	298.7	343.2	(13.0)%	48.2%	51.4%	594.5	733.7	(19.0)%	48.7%	50.8%
Futures	33.8	32.6	3.7%	5.4%	4.9%	64.3	76.5	(15.9)%	5.3%	5.3%
European Equities	28.7	32.9	(12.8)%	4.6%	4.9%	59.0	67.3	(12.3)%	4.8%	4.7%
Global FX	13.1	14.5	(9.7)%	2.1%	2.2%	27.0	29.1	(7.2)%	2.2%	2.0%
Corporate	0.2	0.2	—%	0.0%	0.0%	0.2	0.4	(50.0)%	0.0%	0.0%
Total revenues	$620.6	$667.5	(7.0)%	100.0%	100.0%	$1,222.1	$1,445.2	(15.4)%	100.0%	100.0%

The following summarizes our revenues less cost of revenues by segment:

				Percentage of					Percentage of
				Total Revenues					Total Revenues
				less Cost of Revenues					less Cost of Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2019	2018	Change	2019	2018	2019	2018	Change	2019	2018
	(in millions, except percentages)					(in millions, except percentages)
Options	$140.8	$136.4	3.2%	49.7%	48.1%	$278.2	$303.5	(8.3)%	49.5%	49.6%
U.S. Equities	74.1	77.6	(4.5)%	26.2%	27.3%	149.9	157.3	(4.7)%	26.6%	25.7%
Futures	32.6	31.4	3.8%	11.5%	11.1%	62.1	73.7	(15.7)%	11.1%	12.0%
European Equities	22.4	23.4	(4.3)%	7.9%	8.3%	45.2	48.0	(5.8)%	8.0%	7.8%
Global FX	13.1	14.5	(9.7)%	4.6%	5.1%	27.0	29.1	(7.2)%	4.8%	4.8%
Corporate	0.2	0.2	—%	0.1%	0.1%	0.2	0.4	(50.0)%	0.0%	0.1%
Total revenues less cost of revenues	$283.2	$283.5	(0.1)%	100.0%	100.0%	$562.6	$612.0	(8.1)%	100.0%	100.0%

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2019	2018	Change	2019	2018	2019	2018	Change	2019	2018
	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$140.8	$136.4	3.2%	57.2%	55.9%	$278.2	$303.5	(8.3)%	58.3%	56.4%
Operating expenses	60.7	58.3	4.1%	24.7%	23.9%	111.1	111.8	(0.6)%	23.3%	20.8%
Operating income	$80.1	$78.1	2.6%	32.5%	32.0%	$167.1	$191.7	(12.8)%	35.0%	35.6%
EBITDA(1)	$89.2	$90.3	(1.2)%	36.2%	37.0%	$177.2	$215.7	(17.8)%	37.1%	40.1%
EBITDA margin(2)	63.4%	66.2%	*	*	*	63.7%	71.1%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $4.4 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a 2.7% increase in overall options market ADV, including a 5.5% increase in index options ADV. For the three months ended June 30, 2019, the Options segment’s operating income increased $2.0 million compared to the three months ended June 30, 2018, due to higher revenues less cost of revenues. Operating expenses increased $2.4 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to increases in acquisition-related costs and professional fees and outside services, offset by a decrease in depreciation and amortization.

Revenues less cost of revenues decreased $25.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a 6.8% decline in overall options market ADV, including a 17.4% decline in index options ADV. For the six months ended June 30, 2019, the Options segment’s operating income decreased $24.6 million compared to the six months ended June 30, 2018, due to lower revenues less cost of revenues. Operating expenses decreased $0.7 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to decreases in acquisition-related costs and depreciation and amortization, offset by higher compensation and benefits as more cost was allocated to this segment due to the work of migrating Cboe Options to the Bats technology platform in 2019.

U.S. Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our U.S. Equities segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2019	2018	Change	2019	2018	2019	2018	Change	2019	2018
	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$74.1	$77.6	(4.5)%	24.8%	22.6%	$149.9	$157.3	(4.7)%	25.2%	21.4%
Operating expenses	37.7	40.1	(6.0)%	12.6%	11.7%	75.9	86.0	(11.7)%	12.8%	11.7%
Operating income	$36.4	$37.5	(2.9)%	12.2%	10.9%	$74.0	$71.3	3.8%	12.4%	9.7%
EBITDA(1)	$53.9	$58.8	(8.3)%	18.0%	17.1%	$111.2	$116.0	(4.1)%	18.7%	15.8%
EBITDA margin(2)	72.7%	75.8%	*	*	*	74.2%	73.7%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $3.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a 3.2% decline in market share. For the three months ended June 30, 2019, the U.S. Equities segment’s operating income decreased $1.1 million compared to the three months ended June 30, 2018, due to lower revenues less cost of revenue. Operating expenses decreased $2.4 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to decreases in depreciation and amortization, and professional fees, offset by higher compensation and benefits and technology support service costs.

Revenues less cost of revenues decreased $7.4 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a 3.2% decline in market share. For the six months ended June 30, 2019, the U.S. Equities segment’s operating income increased $2.7 million compared to the six months ended June 30, 2018, due to lower operating expenses. Operating expenses decreased $10.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to decreases in depreciation and amortization, and professional fees.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2019	2018	Change	2019	2018	2019	2018	Change	2019	2018
	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$32.6	$31.4	3.8%	96.4%	96.3%	$62.1	$73.7	(15.7)%	96.6%	96.3%
Operating expenses	13.2	15.1	(12.6)%	39.1%	46.3%	24.4	31.2	(21.8)%	37.9%	40.8%
Operating income	$19.4	$16.3	19.0%	57.4%	50.0%	$37.7	$42.5	(11.3)%	58.6%	55.6%
EBITDA(1)	$19.7	$16.4	20.1%	58.3%	50.3%	$38.3	$43.7	(12.4)%	59.6%	57.1%
EBITDA margin(2)	60.4%	52.2%	*	*	*	61.7%	59.3%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $1.2 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a 7.0% increase in revenue per contract. For the three months ended June 30, 2019, the Futures segment’s operating income increased $3.1 million compared to the three months ended June 30, 2018, due to lower operating expenses. Operating expenses decreased $1.9 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a decrease in compensation and benefits.

Revenues less cost of revenues decreased $11.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a 21.5% decline in Futures ADV. For the six months ended June 30, 2019, the Futures segment’s operating income decreased $4.8 million compared to the six months ended June 30, 2018, due to lower revenues less cost of revenues. Operating expenses decreased $6.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to decreases in compensation and benefits and depreciation and amortization.

European Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our European Equities segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three months ended		Six Months Ended			Six months ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2019	2018	Change	2019	2018	2019	2018	Change	2019	2018
	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$22.4	$23.4	(4.3)%	78.0%	71.1%	$45.2	$48.0	(5.8)%	76.6%	71.3%
Operating expenses	16.7	16.9	(1.2)%	58.2%	51.4%	33.7	35.3	(4.5)%	57.1%	52.5%
Operating income	$5.7	$6.5	(12.3)%	19.9%	19.8%	$11.5	$12.7	(9.4)%	19.5%	18.9%
EBITDA(1)	$13.3	$14.3	(7.0)%	46.3%	43.5%	$26.2	$28.8	(9.0)%	44.4%	42.8%
EBITDA margin(2)	59.4%	61.1%	*	*	*	58.0%	60.0%	*	*	*

*Not meaningful

(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $1.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a 13.9% decline in European Equities ADNV as well as the exchange rate impact from British Pounds to U.S. Dollars. For the three months ended June 30, 2019, the European Equities segment’s operating income decreased $0.7 million compared to the three months ended June 30, 2018, due to lower revenues less cost of revenues. Operating expenses decreased $0.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to decreases in compensation and benefits and depreciation and amortization, as well as the exchange rate impact from British Pounds to U.S. Dollars.

Revenues less cost of revenues decreased $2.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a 15.9% decline in European Equities ADNV. For the six months ended June 30, 2019, the European Equities segment’s operating income decreased $1.1 million compared to the six months ended June 30, 2018, due to lower revenues less cost of revenues. Operating expenses decreased $1.7 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to decreases in compensation and benefits and depreciation and amortization.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2019	2018	Change	2019	2018	2019	2018	Change	2019	2018
	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$13.1	$14.5	(9.7)%	100.0%	100.0%	$27.0	$29.1	(7.2)%	100.0%	100.0%
Operating expenses	14.7	16.2	(9.3)%	112.2%	111.7%	29.0	33.8	(14.2)%	107.4%	116.2%
Operating loss	$(1.6)	$(1.7)	(5.9)%	(12.2)%	(11.7)%	$(2.0)	$(4.7)	(57.4)%	(7.4)%	(16.2)%
EBITDA(1)	$5.5	$6.9	(20.3)%	42.0%	47.6%	$12.9	$13.3	(3.0)%	47.8%	45.7%
EBITDA margin(2)	42.0%	47.6%	*	*	*	47.8%	45.7%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and adjusted EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $1.4 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a 15.4% decline in Global FX ADNV. For the three months ended June 30, 2019, the Global FX segment’s operating loss decreased $0.1 million compared to the three months ended June 30, 2018, due to lower operating expenses. Operating expenses declined $1.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to decreases in compensation and benefits and depreciation and amortization.

Revenues less cost of revenues decreased $2.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a 13.8% decline in Global FX ADNV. For the six months ended June 30, 2019, the Global FX segment’s operating loss decreased $2.7 million compared to the six months ended June 30, 2018, due to lower operating expenses. Operating expenses decreased $4.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to decreases in compensation and benefits and depreciation and amortization.

Liquidity and Capital Resources

We expect our cash on hand at June 30, 2019 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under our revolving credit facility will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, any dividends, potential strategic acquisitions, and opportunities for common stock repurchases under the previously announced program. We also plan to utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 11 (“Debt”) of the condensed consolidated financial statements for further information. Our long-term cash needs will depend on many factors including an introduction of new products, enhancements of current products, the geographic mix of our business and any potential acquisitions. We believe our cash from operations and the availability under our revolving credit facility will meet any long-term needs unless a significant acquisition is identified, in which case we expect that we would be able to borrow the necessary funds or issue debt to complete such an acquisition.

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of June 30, 2019 decreased $113.8 million from December 31, 2018, primarily due to the repayment of the aggregate principal balance of the 1.950% Senior Notes, offset by our results from operations. See “—Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $47.7 million as of June 30, 2019. The remaining balance was held in the United States and totaled $113.6 million as of June 30, 2019. Our cash and cash equivalents held outside of the United States as of December 31, 2018 totaled $72.9 million, and are held in various foreign subsidiaries. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include investments with original or acquired maturities longer than three months but that mature in less than one year from the balance sheet date and are recorded at fair value. As of June 30, 2019 financial investments consisted of U.S. Treasury securities and deferred compensation plan assets. As of December 31, 2018, financial investments consisted of U.S. Treasury securities.

Cash Flow

The following table summarizes our cash flow data for the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended
	June 30,
	2019	2018
	(in millions)
Net cash provided by operating activities	$317.6	$349.3
Net cash used in investing activities	(23.4)	(97.4)
Net cash used in financing activities	(406.5)	(249.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.5)	(5.6)
Decrease in cash and cash equivalents	$(113.8)	$(3.5)

Net Cash Flows Provided by Operating Activities

During the six months ended June 30, 2019, net cash provided by operating activities was $139.0 million greater than net income. The variance is primarily attributed to the adjustment for depreciation expense of $90.9 million, the change in accounts receivable of $41.5 million, and the change in Section 31 fee payable of $38.1 million, partially offset by the change in accounts payable and accrued liabilities of $51.9 million for the six months ended June 30, 2019.

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities for the six months ended June 30, 2019 and 2018 were $23.4 million and $97.4 million, respectively. The variance is primarily due to the purchases of available-for-sale financial investments, partially offset by the proceeds from maturities of available-for-sale financial investments for the six months ended June 30, 2019.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities for the six months ended June 30, 2019 and 2018 were $406.5 million and $249.8 million, respectively. The variance is primarily attributed to the debt repayment in June 2019.

Financial Assets

The following summarizes our financial assets as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$161.3	$275.1
Financial investments	82.9	35.7
Less deferred compensation plan assets	(20.3)	—
Less cash collected for Section 31 Fees	(88.0)	(53.1)
Adjusted Cash (1)	$135.9	$257.7
(1)	Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments, minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018
Term Loan Agreement	$275.0	$275.0
3.650% Senior Notes	650.0	650.0
1.950% Senior Notes	—	300.0
Revolving Credit Agreement	—	—
Less unamortized discount and debt issuance costs	(8.4)	(9.6)
Total debt	$916.6	$1,215.4

As of June 30, 2019 and December 31, 2018, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of June 30, 2019, we had an additional $150.0 million available through our revolving credit facility, with the ability to borrow another $100.0 million by increasing the commitments under the facility. Together with adjusted cash, we had $285.9 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of June 30, 2019.

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

Under the program, for the three months ended June 30, 2019, the Company repurchased 100 shares of common stock at an average cost per share of $104.75.

Since inception of the program through June 30, 2019, the Company has repurchased 12,662,248 shares of common stock at an average cost per share of $53.62, totaling $678.9 million.

As of June 30, 2019, the Company had $171.1 million of availability remaining under its existing share repurchase authorizations.

Commercial Commitments and Contractual Obligations

As of June 30, 2019, our commercial commitments and contractual obligations included real property leases, operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent consideration and other obligations. See Note 21 (“Commitments and Contingencies”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 11 (“Debt”) for a discussion of the outstanding long-term debt, and Note 22 (“Leases”) for discussion on real property leases, operating leases and equipment leases.

Off Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

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

For the three and six months ended June 30, 2019, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
		British		British
	Euro (1)	Pound (1)	Euro (1)	Pound (1)
	(in millions, except		(in millions, except
	percentages)		percentages)
Foreign denominated % of:
Revenues	0.2%	4.4%	0.5%	3.8%
Cost of revenues	0.2%	1.7%	0.2%	1.6%
Operating expenses	0.4%	7.6%	0.3%	6.9%
Impact of 10% adverse currency fluctuation on:
Revenues	0.1	2.7	—	0.8
Cost of revenues	0.1	0.6	—	0.3
Operating expenses	0.1	1.1	0.1	0.4
(1)	An average foreign exchange rate to the U.S. dollar for the period was used.

Equity Risk

Our investment in European operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European business are denominated in British pounds. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and income into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive loss (income) within stockholders’ equity on our consolidated statements of financial condition. Our primary exposure to this equity risk as of June 30, 2019 is presented by foreign currency in the following table:

British
Pound (1)
(in millions)
Net equity investment in Cboe Europe Limited	$684.0
Impact on consolidated equity of a 10% adverse currency fluctuation	$68.4
(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds per U.S. dollar as of June 30, 2019.

Credit Risk

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by considering such risk when selecting the counterparties with which we make investments and execute agreements.

We do not have counterparty credit risk with respect to trades matched on our exchanges in the U.S. and Europe. With respect to listed cash equities, we deliver matched trades of our customers to the National Security Clearing Corporation (“NSCC”) without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all equity transactions occurring on BZX, BYX, EDGX and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, EDGX and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades.

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

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of June 30, 2019 and 2018, our cash and cash equivalents and U.S. Treasury securities, included in financial investments on the condensed consolidated balance sheets, were $223.9 million and $271.8 million, respectively, of which $47.7 million is held outside of the United States in various foreign subsidiaries in 2019. The remaining cash and cash equivalents and financial instruments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial instruments.

As of June 30, 2019, we had $925.0 million in outstanding debt, of which $650.0 million relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. The remaining amount outstanding of $275.0 million relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under the Term Loan Agreement as of June 30, 2019 would decrease annual pre-tax earnings by $2.8 million, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement, as this facility bears interest at fluctuating rates. As of June 30, 2019, there were no outstanding borrowings under our Revolving Credit Agreement. See Note 11 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.

Item 4. Controls and Procedures

a)Disclosure controls and procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during second quarter 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

Cboe Global Markets, Inc. incorporates herein by reference the discussion set forth in Note 19 (“Income Taxes”) and Note 21 (“Commitments and Contingencies– Legal Proceedings”) of the condensed consolidated financial statements included herein.

Other than the legal proceedings below, there have been no material updates during the period covered by this Form 10-Q to the Legal Proceedings as set forth in Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2018.

Transaction Fee Pilot

In December 2018, the SEC approved a transaction fee pilot in national market system (“NMS”) stocks (the “pilot”). The pilot will subject stock exchange transaction fee pricing, including maker-taker fee-and-rebate pricing models, to new temporary pricing restrictions across two test groups, and require the exchanges to prepare data to be submitted to the SEC. The pilot includes a test group that will prohibit rebates and linked pricing, as well as a test group that will impose a cap of $0.0010 for removing or providing displayed liquidity. Once commenced, the pilot will last for up to two years with an automatic sunset at one year unless extended by the SEC. On February 15, 2019, the Company filed a Petition for Review in the Court of Appeals for the D.C. Circuit asserting the pilot is unlawful. The pilot was published in the Federal Register on February 20, 2019 and was scheduled to become effective on April 22, 2019. On March 28, 2019, the SEC granted a partial stay of the pilot, agreeing to delay implementing its fee-and-rebate and data-publication requirements until after the D.C. Circuit decides the pending challenges. The data-gathering requirement of the pilot’s pre-pilot period remains in effect. On May 21, 2019, the SEC issued its notice to announce the effective period for the pre-pilot, which was designated as July 1, 2019 through December 31, 2019. On June 3, 2019, the Company, along with other equities exchanges, filed an opening brief with the D.C. Circuit. The SEC filed its opening brief with the D.C. Circuit on July 25, 2019. The pilot may cause the Company’s equities exchanges, BZX, BYX, EDGX and EDGA, to require additional resources to comply with or challenge the pilot and it may have a material impact on our business, financial condition and operating results if, for example, shifts in order flow away from exchanges were to occur. The Company intends to litigate the matter vigorously.

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

The table below shows the purchases of equity securities by the Company in the three months ended June 30, 2019, reflecting the purchase of common stock under the Company's share repurchase program:

			Total Number of
			Shares Purchased	Approximate Dollar
			as Part of Publicly	Value of Shares that
	Total Number of	Average Price	Announced Plans	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	or Programs	Under the Plans or Programs
April 1 to April 30, 2019	—	$—	—	$171,095,784
May 1 to May 31, 2019	100	104.75	100	171,085,039
June 1 to June 30, 2019	—	—	—	171,085,039
Total	100	$104.75	100

Purchase of common stock from employees

The table below reflects the acquisition of common stock by the Company in the three months ended June 30, 2019 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

Period	Total number of shares purchased	Average price paid per share
April 1 to April 30, 2019	512	$97.68
May 1 to May 31, 2019	2,275	104.04
June 1 to June 30, 2019	2,392	107.93
Total	5,179	105.21

Use of Proceeds

None.

Item 3.       Defaults upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

Exhibit No.	Description
10.1

Employment Agreement, by and between Cboe Global Markets, Inc. and Edward T. Tilly, dated May 16, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 17, 2019.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS	XBRL Instance Document (Filed herewith). — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).

*Indicates Management Compensatory Plan, Contract or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBOE GLOBAL MARKETS, INC.
Registrant

By:	/s/ Edward T. Tilly
Edward T. Tilly
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 2, 2019

By:	/s/ Brian N. Schell
Brian N. Schell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 2, 2019