Form 10-K
period 2019-12-31
Cboe Global Markets, Inc.
filed 2020-02-21
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001-34774

Cboe Global Markets, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5446972
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

400 South LaSalle Street
Chicago, Illinois	60605
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code

(312) 786-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	CBOE	CboeBZX

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2019, the aggregate market value of the Registrant's outstanding voting common equity held by non-affiliates was approximately $11.5 billion based on the closing price of $103.63 per share of common stock.

The number of outstanding shares of the registrant's common stock as of February 14, 2020 was 110,435,193 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cboe Global Market’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019, are incorporated by reference in Part III.

CBOE GLOBAL MARKETS, INC.

2019 FORM 10-K

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

●	"Cboe," "we," "us," "our" or "the Company" refers to Cboe Global Markets, Inc. and its subsidiaries.
●	"ADV" means average daily volume.
●	"ADNV" means average daily notional value.
●	"AFM" refers to the Netherlands Authority for the Financial Markets.
●	"Bats Global Markets" and "Bats" refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
●	"BYX" refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"BZX" refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"C2" refers to Cboe C2 Exchange, Inc. a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"Cboe Chi-X Europe" refers to Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"Cboe Europe Equities" refers to the combined businesses of Cboe Europe and Cboe NL.
●	"Cboe Europe" refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the U.K. operator of our Multilateral Trading Facility ("MTF"), our Regulated Market ("RM"), and our Approved Publication Arrangement ("APA") under its Recognized Investment Exchange ("RIE") status.
●	"Cboe FX" refers to Cboe FX Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"Cboe NL" refers to Cboe Europe B.V., a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
●	"Cboe Options" refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"Cboe SEF" refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"Cboe Swiss" refers to Cboe Switzerland GmbH, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"Cboe Trading" refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United States.
●	"CFE" refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"CFTC" refers to the U.S. Commodity Futures Trading Commission.
●	"EDGA" refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"EDGX" refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"ESMA" refers to the European Securities and Markets Authority.
●	"Exchanges" refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.
●	"FASB" refers to the Financial Accounting Standards Board.
●	"FCA" refers to the U.K. Financial Conduct Authority.
●	"FINRA" refers to the Financial Industry Regulatory Authority.
●	"GAAP" refers to Generally Accepted Accounting Principles in the United States.
●	"Merger" refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
●	"OCC" refers to The Options Clearing Corporation.
●	"OPRA" refers to Options Price Reporting Authority, LLC.
●	"SEC" refers to the U.S. Securities and Exchange Commission.
●	"SPX" refers to our S&P 500 Index exchange-traded options products.
●	"TPH" refers to either a Trading Permit Holder or a Trading Privilege Holder.
●	"VIX" refers to our Cboe Volatility Index exchange-traded options and futures products.

TRADEMARK AND OTHER INFORMATION

Cboe®, Bats®, BYX®, BZX®, Cboe Options Institute®, Cboe Vest®, Cboe Volatility Index®, CFE®, EDGA®, EDGX®, Hybrid®, LiveVol®, Silexx® and VIX® are registered trademarks, and Cboe Global MarketsSM, Cboe Futures ExchangeSM, C2SM, and SilexxSM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.

MSCI and the MSCI index names are service marks of MSCI Inc. (“MSCI”) or its affiliates and have been licensed for use by us. Any derivative indices and any financial products based on the derivative indices (“MCSI-Based Products”) are not sponsored, guaranteed or endorsed by MSCI, its affiliates or any other party involved in, or related to, making or compiling such MSCI index. Neither MSCI, its affiliates nor any other party involved in, or related to, making or compiling any MSCI index makes any representations regarding the advisability of investing in such MSCI-Based Products; makes any warranty, express or implied; or bears any liability as to the results to be obtained by any person or any entity from the use of any such MSCI index or any data included therein. No purchaser, seller or holder of any MSCI-Based Product, or any other person or entity, should use or refer to any MSCI trade name, trademark or service mark to sponsor, endorse, market or promote any security without first contacting MSCI to determine whether MSCI’s permission is required.

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

Some factors that could cause actual results to differ include:

●	the loss of our right to exclusively list and trade certain index options and futures products;
●	economic, political and market conditions;
●	compliance with legal and regulatory obligations;
●	price competition and consolidation in our industry;
●	decreases in trading volumes, market data fees or a shift in the mix of products traded on our exchanges;
●	legislative or regulatory changes;
●	our ability to protect our systems and communication networks from security risks, cybersecurity risks, insider threats and unauthorized disclosure of confidential information;
●	increasing competition by foreign and domestic entities;
●	our dependence on and exposure to risk from third parties;
●	fluctuations to currency exchange rates;
●	our index providers' ability to maintain the quality and integrity of their indices and to perform under our agreements;
●	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
●	our ability to attract and retain skilled management and other personnel;
●	our ability to accommodate trading volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;
●	misconduct by those who use our markets or our products;
●	challenges to our use of open source software code;
●	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;
●	damage to our reputation;
●	the ability of our compliance and risk management methods to effectively monitor and manage our risks;
●	our ability to manage our growth and strategic acquisitions or alliances effectively;
●	restrictions imposed by our debt obligations;
●	our ability to maintain an investment grade credit rating;
●	impairment of our goodwill, long-lived assets, investments or intangible assets; and
●	the accuracy of our estimates and expectations.

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

PART I

Item 1.    Business

The following description of the business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2019. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Cboe Global Markets, Inc. is one of the world’s largest exchange holding companies, offering cutting-edge trading and investment solutions to investors around the world. The Company is committed to defining markets to benefit its participants and drive the global marketplace forward through product innovation, leading edge technology and seamless trading solutions.

Cboe offers trading across a diverse range of products in multiple asset classes and geographies, including options, futures, U.S. and European equities, exchange-traded products (“ETPs”), global foreign exchange (“FX”), and multi-asset volatility products based on the VIX Index, recognized as the world’s premier gauge of U.S. equity market volatility. Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest equities stock exchanges by value traded in Europe and is a leading market globally for ETP listings and trading.

The Company reports the results of its operations in five business segments: Options, U.S. Equities, Futures, European Equities, and Global FX. Our operating revenues consist primarily of transaction fees, access and capacity fees, market data fees and regulatory fines and fees. We also generate revenue from both the calculation and dissemination of index values and from the licensing of our proprietary products. Transaction fee revenues are generated on the contracts or shares traded on our exchanges. In 2019, approximately 62.9% of our net revenues were transaction fee revenues.

Our Business

Originally known as the Chicago Board Options Exchange, Cboe Options was founded in 1973 as a non-stock corporation owned by its members. Cboe Options was the first organized marketplace for the trading of standardized, exchange-traded options on equity securities. In 2004, CFE began operations as a futures exchange. Cboe Global Markets was incorporated in the State of Delaware on August 15, 2006. In June 2010, Cboe Options demutualized, Cboe Options and CFE became wholly-owned subsidiaries of Cboe Global Markets, and Cboe Global Markets completed its initial public offering. In October 2010, C2, the Company’s second options exchange, initiated operations.

On February 28, 2017, the Company completed the acquisition of Bats, which significantly expanded the Company’s product lines across asset classes, broadened its geographic reach with pan-European equities, added global FX market, diversified its business mix with significant non-transactional revenue streams and increased the Company’s options exchanges from two to four with the addition of BZX and EDGX exchanges. Following the acquisition, on October 16, 2017, we changed our legal name from CBOE Holdings, Inc. to Cboe Global Markets, Inc. On September 17, 2018, we voluntarily delisted our common stock from Nasdaq Global Select Market and transferred the listing to Cboe BZX Exchange.

Cboe Global Markets reports on the following five business segments:

●	Options. Our options exchange business lists for trading (i) options on market indices (“index options”), including VIX and SPX options, mostly on an exclusive basis, (ii) non-exclusive “multi-listed” options on the stocks of listed individual corporations (“equity options”), and (iii) non-exclusive “multi-listed” options on ETPs, such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”). These options trade on

Cboe Options, C2, BZX, and EDGX. Cboe Options is our primary options market and offers trading in listed options through a single system, known as our Hybrid trading model, which integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. C2, BZX, and EDGX are our all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data revenue generated from the U.S. tape plan, the sale of proprietary market data, index licensing, and access and capacity services.
●	U.S. Equities. The U.S. Equities segment includes listed equities and ETP transaction services that occur on BZX, BYX, EDGX, and EDGA. This segment also includes ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, applicable market data revenue generated from the U.S. tape plans, the sale of proprietary market data, routing services, access and capacity services and advertising activity from ETF.com.
●	Futures. The Futures segment includes the business of our futures exchange, CFE, which lists VIX futures, futures on corporate bond indices, futures on AMERIBOR, and other futures products. It also includes market data revenue generated from the sale of proprietary market data and from access and capacity services.
●	European Equities. The European Equities segment covers securities from 18 European markets including the U.K. and includes transaction services on listed equities, ETPs, exchange-traded commodities, and international depository receipts that occur on MTFs operated by Cboe Europe Equities. It also includes the listings business where ETPs can be listed on its RMs. Cboe Europe Equities operates lit and dark pools, a periodic auctions book, and a Large-in-Scale (“LIS”) trading negotiation facility. Cboe NL, launched in October 2019, operates similar business functionality to that which is offered by Cboe Europe, other than LIS, and provides for trading only in European Economic Area symbols. Cboe Europe Equities also includes market data revenue generated from the sale of proprietary market data and from access and capacity services.
●	Global FX. The Global FX segment includes institutional FX services on the Cboe FX platform, which offers an independent, transparent electronic marketplace structure where institutional buyers and sellers worldwide can trade spot FX directly, either anonymously or on a disclosed basis with each other. The Global FX segment also includes non-deliverable forward FX transactions offered for execution on Cboe SEF, as well as revenue generated from the sale of proprietary market data and from access and capacity services.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 (“Segment Reporting”) to the notes to our Consolidated Financial Statements for discussion of revenues, and operating income (loss) by business segment. Certain areas within our segments operate globally. For information regarding risks related to our international operations see “Risk Factors.”

The following chart illustrates volume or notional value for Options (Cboe Options, C2 Options, BZX Options, and EDGX Options); Futures (CFE); U.S. Equities (BZX Equities, BYX Equities, EDGA Equities, and EDGX Equities); European Equities; and Global FX (Cboe FX) for the periods indicated (which includes information prior to the acquisition of Bats):

	Annual Volumes
	2019	2018	2017
Options total contracts ADV (in millions)	7.3	7.9	6.9
U.S. Equities total touched shares ADV (in billions)	1.2	1.4	1.3
Futures ADV (in thousands)	249.0	300.0	294.8
European Equities matched and touched ADNV (€ in billions)	7.7	10.4	9.4
Global FX ADNV ($ in billions)	32.3	37.4	29.5

ADV= average daily volume

ADNV= average daily notional value

Competitive Strengths

We have established ourselves as a global leader and innovator in our industry and believe we are well positioned to further enhance our leadership position through several key competitive strengths:

●	Innovative Products and Services. We are structured and committed to deliver a differentiated experience to our customers through our offering of innovative proprietary products, order types, risk management tools and other products and services. We have also worked closely and collaboratively with market participants to introduce new products and services to meet the evolving needs of the industry, and we plan to continue these efforts. Products we have developed include index options, equity options, VIX options and futures, and options and futures on other volatility indices, short duration options, including Weeklys, FLexible EXchange Options (“FLEX options”) and options strategy benchmark indices. We have also developed products that enable our customers to monitor their order handling on our markets in real-time, such as our user dashboard and latency reports. We were the first U.S. options exchange to trade options during non-U.S. trading hours, offering extended trading hours in our exclusive proprietary products. We also connect with a growing customer base through trading and educational resources, including resources available through our website, the world-renowned Cboe Options Institute, industry trade shows, industry forums and a comprehensive marketing and communications program.
●	Leading Proprietary Technology. Our leading proprietary technology was designed in-house to optimize reliability, speed, scalability and versatility. CFE, C2, and Cboe Options were migrated to our current trading platform on February 25, 2018, May 14, 2018, and October 7, 2019, respectively. As a result, we now offer customers a single uniform trading experience across our equities, options, and futures markets. Our platform has demonstrated very low operational downtime and latency, which we believe gives our customers an additional incentive to use our platform to mitigate trade execution risk, especially in times of extreme market volatility.
●	Leading Market Position, Reputation and Brand. We are a leading global operator of securities exchanges and other electronic markets and have a strong market share in the markets we serve. Cboe Options, the largest U.S. options exchange, based on both contract volume and notional value, and one of the largest options exchanges in the world, is an options market leader. As the creator of listed options and other significant products in the listed options industry, including the VIX Index and VIX options and futures, Cboe is a leading brand name in the options and volatility space. In U.S. listed equities, we are the third largest exchange operator, with a market share of 16.3% of the overall U.S. equities market for the year ended December 31, 2019. In European-listed equities, we are one of the largest pan-European exchange operators based on executed notional value of pan-European equities, with a market share of 20.2% of European trading in the securities available for trading on Cboe Europe Equities for the year ended December 31, 2019. In addition, we have a substantial presence in the spot FX markets, with a 15.2% market share of the publicly reported institutional spot FX markets for the year ended December 31, 2019.
●	Strategic Relationships and Partnerships. We have entered into licensing agreements with index providers which typically grant us the rights to create volatility indices, offer options and futures products on their indices and use the market data from the trading of options on various products to calculate a number of proprietary indices. We have also formed partnerships with key providers to develop new products and services. See “Proprietary Products-Strategic Relationships.”

Growth Strategy

Our mission is to lead the industry in defining the markets of today and tomorrow through: (1) relentless innovation to expand our diverse offering for investors around the world, (2) leading edge technology to connect customers to global markets, and (3) seamless solutions to enhance the customer experience through insights, education, data, analytics and more. We expect to further grow our business and increase our revenues and profitability by following our mission and pursuing the following growth strategies:

●	Grow Existing Proprietary Products. We plan to continue our efforts to grow the use of our proprietary products, including SPX options and VIX options and futures, by expanding the customer base and increasing existing customers’ product usage. In 2019, we redeployed our customer outreach efforts to further penetrate global market participants by realigning our sales team with specialists targeting asset managers, hedge funds, U.S. insurance companies and pension funds. We also continue to take steps to enhance the risk management tools and information available to our customers, aimed at arming them with information to make more informed trading decisions and gain capital efficiency. Furthermore, we continue to penetrate new markets. In 2019, Cboe Options and CFE were permitted in Switzerland and Spain to market our products to existing or potential customers in those jurisdictions, as well as permit investors in those jurisdictions to directly access Cboe Options and CFE to trade our products. We also plan to continue to enrich and expand our educational content to educate market participants, which is integral to growing our proprietary products.
●	Develop Innovative Products and Services. We continue to explore the development of index and other high margin derivative products to trade on our exchanges. We intend to license and create proprietary intellectual property to develop proprietary products that meet the needs of the derivatives industry, both through strategic relationships and internal development, while continuing to diversify our product line across asset classes. We believe that additional proprietary market data, analytics, and access and capacity revenues can be generated while continuing to offer competitive pricing across all of our segments. In 2019, we continued to leverage relationships to extend our product offering by launching or extending existing new products or services, such as Monday expiring options on XSP, our mini-SPX option contract, SPX option expirations related to the 2020 presidential election, development of a future on AMERIBOR, a Cboe Closing Cross to provide post-close trading services at Cboe Europe and developing new benchmarks on MSCI Emerging Markets and EAFE indices.
●	Offer Compelling Models. We have designed our market and pricing models to provide benefits to market participants that concentrate their overall trading activity, which we believe encourages market participants to increase their business with us. In our proprietary products, we offer discounts and incentives to certain participants based on relative volume and the use of selected strategies. In multi-listed products and equities trading, we offer incentive programs to attract order flow to help our market participants manage both the fixed and transaction-based costs of trading. We regularly review the market and pricing models for all of our exchanges to provide an industry-leading economic offering. In 2019, we introduced a small retail broker distribution program for U.S. equities market data at discounted rates, order book priority for retail investors on EDGX, and a new lead market maker incentive program for the Cboe Listed ETP Marketplace.
●	Continue to Enhance Our Leading Edge Technology. We recognize that the opportunity to participate in the growth of the equities and derivatives market will be driven in great part by the trading functionality and technology capabilities that an exchange offers to market participants. We intend to use our strong in-house development capabilities and continued investment to further enhance and develop the functionality and capacity of our trading systems. With the completion of the multi-exchange technology migration, we intend to redirect our technology efforts to building new value added technologies, such as the development of a state-of-the-art research and data platform. See “Technology.”
●	Evaluate Strategic Opportunities. We continually evaluate strategic opportunities that we believe could enhance stockholder value. We specifically look for strategic opportunities beyond our current businesses that can capitalize on our core competencies and diversify our sources of revenue. We continue to form new alliances with various partners that leverage our strengths and enable us to diversify our product and business lines across new regions and asset classes.

Proprietary Products

In addition to our exchanges providing a marketplace and listing venue for the trading of securities and derivatives we also calculate proprietary indices that are used as the basis for proprietary products or licensed for use by third parties. These include:

●	volatility index products based on various broad-based market indices, such as the S&P 500, the S&P 100, and the Russell 2000,
●	correlation or volatility indices based on ETFs and individual stocks, such as the Cboe Crude Oil ETF Volatility Index, the Cboe Gold ETF Volatility Index, the Cboe Equity VIX on Apple, and the Cboe Equity VIX on Amazon,
●	interest rate volatility indices, such as the Cboe/CBOT 10-year U.S. Treasury Note Volatility Index and the Cboe Interest Rate Swap Volatility Index and
●	options strategy benchmarks, such as the Cboe BuyWrite, PutWrite and Collar indices based on the S&P 500 and Russell 2000, BuyWrite and PutWrite indices on MSCI EAFE, MSCI Emerging Markets and BuyWrite indices based on other broad-based market indices.

Our most frequently traded products are SPX options and VIX options and futures. In addition to any transaction fee revenue generated on products created based on these indices, we have granted licenses for third parties to use and sublicense some of these proprietary indices to create third-party indices and products. Accordingly, we generate revenue from proprietary indices by distributing them for reference purposes, using them as the basis for proprietary products and licensing them for use for third-party indices and products.

These proprietary indices and products are built both through our in-house research and development staff and our strategic relationships and license agreements with index providers. The following is a discussion of our strategic relationships and additional detail on our most frequently traded products, including SPX options and VIX options and futures.

Strategic Relationships

The Company has long-term business relationships with several providers of market indices. We license their indices, including on an exclusive basis, as the foundation for indices, index options and other products. The Company also acquires interests in and agrees to work jointly with key providers to develop new products and services that are expected to capitalize on our core competencies and diversify our sources of revenue. Of particular note are the following:

●	S&P. We have the exclusive right to offer exchange-listed options contracts in the United States on the S&P 500 Index, the S&P 100 Index and the S&P Select Sector Indices as a result of a licensing arrangement with S&P Dow Jones Indices, LLC (“S&P”). Our license from S&P is through December 31, 2033, with an exclusive license to trade options on the S&P 500 Index through December 31, 2032. We use the market data from the trading of options on the S&P 500 Index and S&P 100 Index for the creation of Cboe volatility indices, such as the VIX Index, and for the creation of tradable products on those volatility indices.
●	FTSE Russell. Under our license agreement with the London Stock Exchange Group’s (“LSEG”) leading global index franchises, Frank Russell Company and FTSE International Limited (together “FTSE Russell”), we have the exclusive right in the United States to offer listed options on more than two dozen FTSE Russell indices, which represent a diverse group of domestic and global equities with international appeal. We offer options on the Russell 2000, Russell 1000, Russell 1000 Value and Russell 1000 Growth Indices.

●	MSCI. We have the exclusive right in the United States to offer listed options on six of MSCI’s indices and to calculate and commercialize volatility and strategy indices on the market data from the trading of options on the MSCI EAFA and MSCI Emerging Markets indices, as a result of licensing arrangements with MSCI Inc. (“MSCI”). We currently offer options on the MSCI EAFE and MSCI Emerging Markets Indices, and use trading information to calculate several versions of BuyWrite and PutWrite strategy indices on each MSCI index.
●	Dow Jones. We have the exclusive right during standard U.S. trading hours to offer listed options contracts In the United States on the Dow Jones Industrial Average (“DJIA”) and certain other Dow Jones indices through December 31, 2033 as a result of a licensing arrangement with DJI Opco, LLC. We use market data from the trading of options on these indices to create Cboe volatility indices, variance indicators and BuyWrite indices, and to trade options, futures and other products on these indices.

SPX Options

The S&P 500 Index is an index comprised of 500 large-cap U.S. listed companies. It is one of the most commonly followed indices, and is considered a bellwether for the U.S. economy. The SPX options we offer on the S&P 500 Index are exclusive to Cboe and contribute substantially to our volumes and transaction fees. Because of the S&P 500 Index’s status as a bellwether, SPX options are used in many different trading strategies by customers with different goals, including pension funds hedging their equity exposure by buying put options, asset managers seeking enhanced returns by selling covered call options and hedge funds using risk-managed strategies to capture so-called “risk premia” embedded in option prices. We also offer SPX Weeklys options, which have settlements on Mondays, Wednesdays, Fridays and on the last trading day of each month. We believe these additional expirations provide customers with more precision when hedging overall portfolio risk.

Volatility Trading

Cboe pioneered the trading of exchange-traded volatility products with its introduction of VIX futures in 2004 and VIX options in 2006. The VIX Index, although not directly tradable, is based on the mid-point of real-time quotes of SPX options and is designed to reflect investors’ consensus view of future 30-day expected stock market volatility. The VIX methodology provides the basis for the creation of VIX options and futures. The settlement value of VIX derivatives is based on traded prices of SPX options. Since we started offering these products, we have seen trading from a number of different customer segments utilizing a number of different trading strategies, including hedging extreme stock market declines, also known as “tail risk” hedging, and risk-managed strategies that seek to capture the relative price changes of expected volatility at different times in the future. We also offer VIX Weeklys options and futures to provide investors with opportunities and tools to trade volatility over a shorter term.

Listing

Cboe serves as a listing destination for ETPs in the U.S. and Europe. In 2019, Cboe’s market specifically structured and designed for ETP issuers and their investors added 57 listings in the U.S. and won 22 percent of all new U.S. ETP listings. There are now 353 ETPs globally listed on Cboe from 49 different issuers. We offer fully-automated opening, closing and halt reopening auctions for our listed securities, which are designed to maximize the efficiency of the price discovery process.

Cboe also offers issuers the choice of an innovative market maker program referred to as the Cboe Lead Market Maker (“LMM”) incentive program on Cboe BZX and the Cboe Europe Equities Liquidity Provider Program (“LPP”) on Cboe Europe Equities. Under the LMM program, an LMM has certain quoting obligations and for meeting those enhanced obligations, Cboe pays the LMM a daily stipend that varies depending on the average aggregate daily auction volume in the ETPs assigned to such LMM. Also, LMMs transact for free in the closing auction in their assigned ETPs. Under the LPP, Cboe Europe Equities offers three programs designed for participants that wish to provide liquidity by posting and maintaining executable quotes within certain set parameters with the result of providing liquidity on a regular and ongoing basis. Cboe BZX also offers the Cboe Liquidity Management Provider (“LMP”) Program (“LMP Program”). The LMP Program is a rewards-based program that incentivizes liquidity providers to make a better market in ETPs. Incentives are based on an LMP’s quote quality in the Cboe LMP Program securities, which include all Cboe-listed ETPs and certain non-Cboe-listed ETPs.

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

Our Models

Our markets use a combination of pricing and market models to differentiate them from each other and from our competitors. For our options markets, Cboe Options is a hybrid market combining open outcry floor trading with electronic trading. For multi-listed products, we utilize public customer priority, market turner in certain products, participation rights and pro-rata allocation market models, combined with the “classic” pricing model. Under the classic pricing model, professional participants pay transaction fees, public customers generally do not pay transaction fees and market makers compensate brokers for sending order flow to the exchange (known as payment for order flow). For proprietary products, we use price-time or pro-rata allocation, sometimes with public customer priority, and market turner market models, combined with a pricing model where all market participants generally pay fees. Our other three options markets are fully electronic. BZX options utilizes a price-time market model, combined with a “maker-taker” pricing model. Under the maker-taker pricing model, market participants who make the market (a “maker”) generally receive a rebate, while market participants who trade against those markets (a “taker”) pay a transaction fee. EDGX options utilizes customer priority, participation rights and pro-rata allocation market models, combined with the classic pricing model. C2 options utilizes a pro-rata allocation market model, combined with the maker-taker pricing model.

For our U.S. equities markets, which are fully electronic, BZX equities utilizes a price-time market model, combined with the maker-taker pricing model. EDGX equities utilizes a price-time with retail priority market model, combined with the maker-taker pricing model. BYX equities utilizes a price-time with price improvement for retail customers market model, combined with the “taker-maker” pricing model. Under the taker-maker pricing model, market participants who make the market pay a transaction fee, while market participants who trade against those markets receive a rebate. EDGA equities utilizes a price-time market model, combined with a taker-maker pricing model. In addition to these market models, each of our equity markets provide numerous specific order types that are designed to enhance their market models.

For our futures market, CFE, which is fully electronic, utilizes a price-time market model, combined with a pricing model where all market participants generally pay fees, subject to specified exceptions.

Our Cboe FX platform utilizes a price-firmness-time priority market model, combined with a pricing model where customers are charged either a flat or tiered commission rate based upon the notional amount traded on the platform.

In Europe, following the implementation of the Directive on Markets in Financial Instruments (Directive 2014/65/EU) (“MiFID II”), rebates are generally available if they are tied to a market making scheme or specific service.

Our exchanges also charge fees for the opportunity to trade or access our exchanges, including fees for trading-related functionality. To facilitate trading, we also charge fees for certain technology services, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services.

Customers

Our customers include financial institutions, institutional and individual investors and professional traders. Our equities and options customers in the United States include trading permit holders and members of Cboe Options, C2, BZX, BYX, EDGX, and EDGA, which are SEC-registered broker-dealers, and the customers of those broker-dealers. Our futures customers include banks, futures commission merchants, hedge funds, asset managers, proprietary trading firms and Commodity Trading Advisors. Similarly, our equities’ customers in Europe are European Union (“E.U.”) regulated brokerage and proprietary trading firms, as well as sponsored access clients of these brokerage firms, and certain non-E.U. regulated and unregulated direct access participants. Our institutional global FX customers include banks, broker-dealers, hedge funds, asset managers, proprietary trading firms, Commodity Trading Advisors and corporates. Access to our markets, trading rights and privileges depend upon the nature of the customer, such as whether the individual is a trading permit holder, trading privilege holder, member or participant of one of our markets.

Competition

The industry in which we operate is intensely competitive. We believe we face competition on a number of factors, including:

●	the price, quality and speed of our trade execution;
●	functionality and ease of use of our trading platforms;
●	range of our products and services;
●	integrity of our marketplaces;
●	technological innovation and adaption; and
●	our reputation.

We believe that we compete favorably with respect to these factors through a variety of methods, including:

●	offering access to a broad array of products and services, including proprietary products and market data;
●	offering fee schedules, pricing models that both attract order flow and provide incentives to liquidity providers;
●	providing advanced technology that offers broad functionality, low latency, fast execution, ease of use, scalability, reliability and security;
●	offering efficient, transparent and liquid marketplaces;
●	offering deep and liquid markets with opportunities for price improvement;
●	maintaining close relationships with customers; and
●	providing customers with a comprehensive source of information on options and ETPs as well as extensive options education.

In our proprietary products, we compete against other futures exchanges and swap execution facilities that offer similar products, as well as against financial market participants that offer similar over-the-counter derivatives. We also compete against certain multi-listed options products, such as options on SPY, which offer some of the market exposure of our proprietary products such as SPX options.

The multi-listed options industry is extremely competitive. We expect this trend to continue. As of December 31, 2019, we compete with 12 U.S. options exchanges, in large part due to existing exchange holding companies opening new exchanges that offer different markets and pricing models on existing technology. Most of the equity and ETP options listed and traded on our exchanges are also listed and traded on the other exchanges. In addition, the options exchanges that we compete with set fees and rebates to attract multi-listed options business to their exchanges, which has historically reduced the net revenue per contract that we generate from multi-listed options, and the options exchanges that we compete with structure their options businesses in partnership with established market participants, such as consolidators, and other order flow providers, to increase their volume traded.

Our U.S. listed equity securities and listing services compete against nine other exchanges as of December 31, 2019, several alternative trading systems (“ATSs”) and single dealer platforms, and three new exchanges are planning to launch in 2020. Market participants have multiple venues for the execution of orders, including national securities exchanges and numerous off-exchange venues, including ATSs and broker-dealers who internalize orders off-exchange. Additionally, issuers have multiple venues for the listing of their products.

The market for execution services in Europe became more competitive following the introduction of MiFID II and the Regulation on Markets in Financial Instruments (Regulation (EU) No 600/2014) (“MiFIR”). Furthermore, MiFID II and MiFIR placed more onerous conditions on trading venues and investment firms and restricted certain types of trading activity. Our major competitors in Europe include national stock exchanges, other pan-European MTFs, and systematic internalizers.

The global FX market remains severely fragmented, with transparent automated marketplaces such as Cboe FX challenging a small number of similarly situated competitors. While the global FX market has experienced a shift from competing interbank platforms to ECNs, the electronification of the spot and NDF FX market may encounter resistance from customers that still prefer to utilize the phone, instant chats, terminals and key banking relationships for price discovery and trading. Furthermore, electronification of the FX market appears to be experiencing more resistance outside the United States. The electronic spot FX market is also intensely competitive, with over 10 other venues competing for market share as of December 31, 2019.

In addition, demand for our market data faces competition from other securities exchanges, technology companies, third-party market data providers and information and software vendors, who have their own substantial market data distribution capabilities that serve as alternative means for receiving open market data feeds instead of connecting directly to our exchanges or trading venues. The sale of our proprietary data products is also under competitive threat from ATSs and trading venues that offer similar products. Distributors and consumers of our market data may also use our market data as an input into a product that competes against one of our traded or cleared products.

Technology

Cboe Trading Technology

On October 7, 2019, we completed the final step in our multi-exchange technology migration when Cboe Options was migrated to our current trading platform. The trading platform for our equities, options and futures markets is developed, owned and operated in-house and is designed to optimize reliability, speed, scalability and versatility. Each of our exchanges provide different market models, appealing to different user bases and the trading technologies support all of them. Further, the technologies are designed to support many specialized features for each of the markets, such as: dark pools, trade reporting facility, systematic internalizer, Large-in-Scale, smart order routing, FLEX options, 24x5 trading and hybrid trading (combining electronic and open outcry). In addition, Cboe operates a separate FX trading platform for Global FX.

Our trading platforms have experienced very low operational downtime and low latency. The trading platforms use readily available hardware, thereby minimizing capital outlays required for each new market entry. Also, in order to continue to implement new enhancements to our trading platforms, new releases of software are generally deployed on a weekly basis in all of the applicable markets.

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

Routing and Clearing

OCC is the sole provider of clearing on all of our options and futures exchanges. National Securities Clearing Corporation (“NSCC”) is the sole provider of clearing on our U.S. listed equity exchanges. Cboe Europe Equities relies on LCH.Clearnet Group Limited (“LCH”), EuroCCP N.V., a Dutch domiciled clearing house (“EuroCCP”) and SIX x-clear Ltd (“SIX x-clear”) to clear trades in European listed equity securities as part of an interoperable clearing model.

Cboe Trading is a routing broker-dealer used by our four U.S. equities exchanges and our four U.S. options exchanges, including the electronic platform portion of Cboe Options.

Regulatory Environment and Compliance

Various aspects of our business are subject to regulation by the SEC, CFTC, FINRA, ESMA, FCA and AFM and market participants may be subject to regulation by the SEC, CFTC, FINRA, FCA, Board of Governors of the Federal Reserve, U.S. Department of the Treasury and/or foreign regulators. The following is a discussion of the more significant areas of regulation of us by the SEC, the CFTC, and certain European regulators.

Recent Developments

Laws and regulations regarding our business are frequently modified or changed to address perceived problems, new products, competition or at the request of market participants. The following is a summary of the general regulatory structure and brief discussion of recent regulatory developments that may significantly impact our business.

United States

Transaction Fee Pilot

In December 2018, the SEC approved a transaction fee pilot in national market system (“NMS”) stocks (the “transaction fee pilot”). The pilot will subject stock exchange transaction fee pricing, including maker-taker fee-and-rebate pricing models, to new temporary pricing restrictions across two test groups, and will require the exchanges to prepare data to be submitted to the SEC. The transaction fee pilot includes a test group that will prohibit rebates and linked pricing, as well as a test group that will impose a cap of $0.0010 for removing or providing displayed liquidity. Once commenced, the transaction fee pilot will last for up to two years with an automatic sunset at one year unless extended by the SEC.

The transaction fee pilot may cause Cboe’s equities exchanges, BZX, BYX, EDGX, and EDGA, to require additional resources to comply with or continue to challenge the transaction fee pilot and it may have a material impact on our business, financial condition and operating results if, for example, order flow shifts away from exchanges were to occur. See “Legal Proceedings” for more information.

Proposed Consolidated Data Plans

In January 2020, the SEC issued for public comment a proposed order (the “Proposed Order”) that would require U.S. equities exchanges and FINRA to develop and file a new consolidated data plan that would replace the three current U.S. equities tape data plans and require certain governance provisions, such as changes to the voting structure. The deadline for public comment is February 28, 2020. The SEC is not bound by public comments and may or may not proceed with issuing a final order, and may or may not amend the provisions of the Proposed Order before it issues a final order. If the SEC decides to issue a final order that requires the filing of a new consolidated data plan, we and the other U.S. equities exchanges and FINRA would be required to file that plan for public comment before the SEC takes any definitive action on such new plan. Until and if the SEC approves a new consolidated data plan, the current data plans will continue to govern. We cannot predict if, or to the extent to which, a final order may be issued by the SEC. If a final order were to be issued, it may have a negative impact on the market data fees we charge and there could be a negative impact on our revenues. For more information regarding risks related to the Proposed Order see “Risk Factors.”

Europe

Brexit

On June 23, 2016, the United Kingdom (the “U.K.”) voted to leave the E.U. in a referendum (the “Brexit Vote”). On January 31, 2020, the U.K. exited from the E.U. (“Brexit”) and began a transition period (the “Transition Period”) lasting until December 31, 2020 (or until a subsequent date in the event the deadline is extended). The terms of any agreements entered into during the transition period are unclear and there is uncertainty about the capital markets regulation that will apply to Cboe Europe Equities and its customers. For information regarding risks related to Brexit see “Risk Factors.”

Withdrawal of Swiss Equivalence and Swiss Counter Measure

As a result of an ongoing disagreement between the E.U. and Switzerland, the European Commission allowed its MiFID equivalence decision for Switzerland to expire at the end of June 2019. As a result, Switzerland made it illegal for venues in the E.U., including Cboe Europe, to trade Swiss equities. Until this matter is resolved, Cboe Europe has had to remove these instruments from trading and has suffered a loss of trading revenues as a result. The E.U. and Switzerland continue to negotiate, however it is not clear when or if they will reach an agreement on this matter and this may continue to have an impact on our business, financial condition and operating results. Following Brexit and the end of the Transition Period, U.K. trading venues, including Cboe Europe, may be permitted to resume trading in Swiss equities.

Capital Markets Union

The European Council (“E.C.”) has highlighted one of its top priorities as being the establishment of a fully functioning, well-regulated Capital Markets Union (“CMU”). An Action Plan of concrete steps was set out in September 2015, and an update of the list of initiatives was published in September 2016. More recently, the E.C. has set up a High Level Forum on CMU, with the E.C. and European Parliament also seeking to reboot this project. This therefore remains an ongoing project for the E.C., which may result in additional regulation or legislation.

OTC Derivatives, Central Counterparties and Trade Repositories

The European Market Infrastructure Regulation (“EMIR”) sets out rules relating to over-the-counter (“OTC”) derivatives markets, central counterparties and trade repositories. The rules introduce a reporting obligation for OTC derivatives markets, a clearing obligation for eligible OTC derivatives markets, measures to reduce counterparty credit and operational risk for bilateral OTC derivatives markets, CCPs, and trade repositories, and rules on the establishment of interoperability between CCPs. EMIR was enhanced and amended in June 2019. In addition, regulation governing the authorization and supervision of Central Securities Depositories (“CSDR”) was approved in September 2014, with the publication of most “Level 2” Regulatory Technical Standards in March 2017, with implementation in March 2019. CSDR may result in the introduction of mandatory buy-ins for OTC business in 2020. The European Commission has published a proposal for a recovery and resolution framework that is currently being considered for CCPs.

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

As registered national securities exchanges, virtually all facets of our Exchange operations are subject to the SEC’s oversight, as prescribed by the Exchange Act. The Exchange Act and the rules thereunder impose on us many regulatory and operational responsibilities, including record keeping and the day-to-day responsibilities for market operations and broker-dealer oversight. Furthermore, as SROs, the Exchanges are potentially subject to regulatory or legal action by the SEC or other interested parties. The SEC also has broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses, suspend or revoke our designation as a registered securities exchange or remove or censure any of our officers or directors who violate applicable laws or regulations. For example, in 2013, Cboe Options and C2 and, in 2015, EDGX and EDGA, entered into consent orders with the SEC, under which they were censured, ordered to cease and desist from violating certain sections of the Exchange Act, paid fines and agreed to complete certain undertakings. We have certified to the completion of these undertakings and are no longer required to certify.

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

Futures and Swaps Industry-CFE and Cboe SEF

The operations of each of CFE and Cboe SEF are subject to regulation by the CFTC under the Commodity Exchange Act. The Commodity Exchange Act generally requires that futures trading in the United States be conducted on a designated contract market and, in some cases, requires swaps trading to be conducted on swap execution facility (“SEF”) or designated contract market (“DCM”). The Commodity Exchange Act and CFTC regulations establish criteria for an exchange to be designated as a contract market on which futures and futures options contracts may be traded, and for a trading platform to be designated as a swap execution facility on which certain swaps may be traded. Designation as a contract market or swap execution facility for the trading of specified futures or swaps contracts is non-exclusive. This means that the CFTC may permit additional exchanges or trading platforms to be contract markets or swap execution facilities for trading the same or similar contracts.

CFE is a designated contract market, and Cboe SEF is a swap execution facility, each of which is subject to the oversight of the CFTC and to a variety of ongoing regulatory and reporting responsibilities under the Commodity Exchange Act. As a designated contract market, CFE is required to comply with the applicable core principles and regulations under the Commodity Exchange Act, as is Cboe SEF as a swap execution facility. Each of CFE and Cboe SEF has surveillance and regulatory operations and procedures to monitor and enforce compliance by trading privilege holders with CFE rules, and by participants with Cboe SEF rules, as applicable. If CFE or Cboe SEF fails to comply with applicable laws, rules or regulations, it may be subject to censure, fines, cease-and-desist orders, suspension of its business, removal of personnel or other sanctions, including revocation of CFE’s designation as a contract market or Cboe SEF’s designation as a swap execution facility.

Europe

Cboe Europe is located in London and is subject to regulation in the U.K. and to certain European regulations. The current U.K. regulatory system was established by the Financial Services Act 2012 (“FSA12”), which amended the Financial Services and Markets Act 2000. The legislation replaced the previous financial services regulator, the Financial Services Authority, with three new bodies: The Financial Policy Committee (“FPC”), The Prudential Regulation Authority, and the FCA. Financial conduct of markets, including activity on, and the operation of, markets is regulated by the FCA, which is an independent non-governmental body, given statutory powers by the FSA12. The FCA has three statutory objectives: to secure an appropriate degree of protection for consumers; to protect and enhance the integrity of the U.K. financial system; and to promote effective competition in the interests of consumers in the markets for financial services. The FCA is accountable to Her Majesty’s Treasury Ministers and, through them, to Parliament.

Cboe NL is located in Amsterdam and subject to Dutch law and regulation. The current Dutch regulatory system was established by the Act on Financial Supervision. Financial conduct of markets, including activity on, and the operation of, markets is regulated by the AFM. The AFM is an independent non-governmental body, given statutory powers by the Act on Financial Supervision. The AFM has three strategic objectives: to promote the fair and conscientious provision of financial services, to promote the fair and efficient operation of the capital markets and to contribute to the stability of the financial system. The AFM is accountable to the Minister of Finance.

Much of the U.K. and Dutch financial services regulation originates from the European Union. Such regulation includes organizational requirements, capital resources requirements and the specific requirements for RMs and MTFs and are applicable to both Cboe Europe and Cboe NL. MiFID II and MiFIR set out requirements for RMs and MTFs with respect to the establishment of transparent and non-discretionary rules and procedures governing access and for fair and orderly trading and the efficient execution of orders, as well as to facilitate the efficient settlement of transactions conducted on RMs and MTFs and monitoring compliance with the rules. The regulatory functions required of Cboe Europe Equities by MiFID II, MiFIR and other relevant legislation and regulations are performed by in-house staff. Cboe Europe Equities utilizes the same state-of-the-art, real-time surveillance system is used on the U.S. to monitor trading and market activities on BZX, BYX, EDGA, and EDGX.

Global FX

While the global institutional spot FX market remains largely unregulated, the enactment of the Dodd Frank Act and its related regulations in the United States and the ongoing implementation of MiFID II and MiFIR in Europe have impacted the regulatory landscape for currency derivative products. For example, certain standardized currency derivative products are required to trade on an organized trading venue such as an SEF or DCM in the United States or on an MTF or OTF in Europe. Moreover, even in the largely unregulated spot FX market, this movement towards additional trading standards and norms is highlighted by the publication of the FX Global Code in 2017 by the Global Foreign Exchange Committee, reflecting principles of good conduct for the wholesale FX market, and whose publication may lead to additional oversight in the global FX market.

Broker-Dealer

Cboe Trading is a registered broker-dealer regulated by the SEC, FINRA, other SROs of which it is a member and various state securities regulators. Cboe Trading currently operates as a routing broker-dealer for sending orders from the

BZX, BYX, Cboe Options, C2, EDGX, and EDGA exchanges to other venues for execution, including routing orders among BZX, BYX, Cboe Options, C2, EDGX, and EDGA. Cboe Trading is considered a facility of BZX, BYX, Cboe Options, C2, EDGX, and EDGA and is subject to the rules of these exchanges. BZX, BYX, Cboe Options, C2, EDGX, and EDGA are responsible for enforcing Cboe Trading’s compliance with their rules, including to ensure Cboe Trading is not given preferential treatment.

Cboe Trading is subject to SEC and SRO rules and, as a registered broker-dealer, regulations concerning all aspects of its business, including trading practices, order handling, best execution, anti-money laundering, handling of material non-public information, safeguarding data, reporting, capital adequacy, record retention, market access and the conduct of its officers, employees and other associated persons. The SEC, SROs and state securities commissions may conduct proceedings which can result in injunctions or other sanctions, censures, fines, the issuance of cease and desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The SEC and FINRA impose certain minimum capital requirement rules that require notification when a broker-dealer’s net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, constrain the ability of a broker-dealer to expand its business under certain circumstances and impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital.

Cboe Global Markets

Certain aspects of Cboe Global Markets are also subject to SEC, FCA and AFM oversight, including certain ownership and voting restrictions on its stockholders. The focus of the SEC’s regulation of Cboe Global Markets is to assure fair representation of members in the selection of the directors of the Exchanges, public participation in the governance of the Exchanges and that the Exchanges can satisfy their regulatory responsibilities under the Exchange Act. Furthermore, the SEC requires that Cboe Global Markets give due regard to the preservation of the independence of the self-regulatory function of the Exchanges and to Cboe Global Markets’ obligations to investors and the general public. The SEC also requires that Cboe Global Markets not take any actions that would interfere with the effectuation of any decisions by the board of directors of any of the Exchanges relating to its regulatory functions or the structure of the market that it regulates or that would interfere with the ability of such Exchange to carry out its responsibilities under the Exchange Act. To the extent that Cboe Global Markets’ business activities involve or relate to the Exchanges, the officers and directors of Cboe Global Markets may be deemed to be officers and directors of the exchanges for purposes of and subject to oversight under the federal securities laws. Accordingly, the SEC may exercise direct supervision and disciplinary authority over certain Cboe Global Markets’ activities and those activities may be subject to SEC approval and, in some cases, public notice and comment.

In addition, Cboe Global Markets indirectly holds all of the issued share capital and voting rights in Cboe Europe and its wholly owned subsidiaries, Cboe Chi-X Europe and Cboe NL. As a result, we and any person who holds, or has voting power with respect to, 10% or more of the outstanding shares of Cboe Global Markets common stock may be subject to certain regulatory requirements under U.K. and Dutch law.

U.S. Regulatory Responsibilities

Our U.S.-based exchanges are responsible for assessing the compliance of their TPHs or members, including Cboe Trading, with the respective exchange’s rules and the applicable rules of the SEC and/or CFTC. The main activities that the exchanges, as applicable, are required to monitor for the purpose of compliance with these rules include:

●	surveillance designed to detect violations of exchange trading rules;
●	surveillance designed to detect violations of SEC and/or CFTC rules;
●	investigation of matters deemed to be problematic;
●	the investigation of complaints about possible rule violations brought by customers, TPHs, members or other SROs; and
●	the examination of TPHs or members, including Cboe Trading, for compliance with rules such as those related to net capital, books and records, market access and other matters related to the TPHs’ exchange business functions.

In order to ensure market integrity, we regulate and monitor our TPHs’ and members’ trading activities by using both our employees and third parties under regulatory services agreements (“RSAs”). See “Regulatory Agreements” below. Providing effective regulation is important for attracting and retaining the confidence and participation of market-makers, broker-dealers and institutional and retail investors.

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

U.S. Regulatory Agreements

The Exchanges and CFE have entered into agreements under which third parties have agreed to perform regulatory functions on behalf of our markets, (e.g., RSAs). As discussed below, in addition, in certain other instances for our Exchanges, a third party has been allocated the regulatory responsibility under Rule 17d-1 or Rule 17d-2 under the Exchange Act, while in others, we retain the regulatory responsibility for the activities.

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

Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, which are approved by the SEC and concern the enforcement of rules applicable to all of those SROs and relating to TPHs and members those SROs have in common. The Exchanges have entered into certain bi-lateral Rule 17d-2 agreements under which FINRA is allocated responsibility for enforcing certain federal securities laws and certain Exchange rules that are common with FINRA rules. The Exchanges have entered into certain other multi-party Rule 17d-2 agreements that allocate responsibility among the participating SROs, which may include the Exchanges, for ensuring that their allocated common members comply with certain rules governing, among other items, options related sales practices, options related market surveillance, insider trading and NMS compliance.

National Market System Plans

We are member participants of several NMS plans. Cboe Options, C2, BZX, and EDGX are member exchanges in OPRA, which is the designated securities information processor for market information that is generated through the trading of exchange-listed securities options in the United States, and it disseminates certain core trading information, such as last sale reports and quotations. Cboe Options, BZX, BYX, EDGA, and EDGX also participate in the CTA and the Nasdaq Unlisted Trading Privileges Plan, which perform analogous services for the U.S. equities market. NYSE Technologies acts as the “processor” for OPRA and CTA. Nasdaq acts as the processor for the Nasdaq Unlisted Trading Privileges Plan.

Cboe Options, C2, BZX, and EDGX are also parties to the Options Order Protection and Locked/Crossed Market Plan, which is designed to prohibit trade-throughs and avoid locked/crossed markets. Cboe Options, C2, BZX, and EDGX are also parties to the Options Listing Procedures Plan, which sets forth the procedures that the options exchanges must follow to list new options. Cboe Options, C2, BZX, BYX, EDGA, and EDGX are also parties to the NMS plan for the selection and reservation of securities symbols.

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

The consolidated audit trail NMS plan (“CAT”) involves the creation of a comprehensive audit trail that strives to enhance regulators’ ability to monitor trading activity in the U.S. securities markets through a phased implementation. Upon final implementation of the provisions of the CAT, data will be required to be reported to a central repository the following day by each SRO and broker-dealer (an “industry member”). On November 15, 2016, the SEC approved the CAT. The first, second and third phases of CAT were originally required to begin in November 2017, November 2018 and November 2019, respectively; however, there have been some delays. In 2017, Thesys CAT LLC (“Thesys”), a subsidiary of Thesys Technologies, LLC, was selected as the plan processor with the responsibility to build and operate the CAT. The first phase of CAT went live in November 2018, at which time we and other SROs began initial reporting to the CAT. In 2019, Thesys was replaced by a new plan processor, a subsidiary of FINRA. The second phase for industry member file submissions is now scheduled to go live beginning in April 2020, with additional sub-phases carrying through December 2021 (or by subsequent dates in the event the current deadlines are extended). The test environment for file submission and data integrity validations opened in December 2019. Broker-dealer customer and account information submissions are now scheduled to go live in July 2022 (or by a subsequent date in the event the current deadline is extended). While the funding of the CAT is ultimately expected to be provided by both the SROs (which includes our securities exchanges) and industry members, until fee filings associated with the funding model are effective with or approved by the SEC, the funding to date has solely been provided by the SROs. The funding by the SROs has been done in exchange for promissory notes expected to be repaid once such industry member fees are collected. Until the fee filings associated with the funding model that would share the cost of the CAT between the SROs and industry members are effective or approved, the SROs may continue to incur additional significant costs, including as a result of replacing the plan processor, or result in the uncollectibility of promissory notes related to the funding of the implementation and operation of the CAT. See Note 10 (“Other Assets, Net”) for further information.

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

Employees

As of December 31, 2019, we employed 823 individuals, 702 of whom are based in the United States, 93 of whom are located in London, 13 of whom are located in Ecuador, 9 of whom are located in the Netherlands, 3 of whom are located in Hong Kong, 2 of whom are located in Singapore, and 1 of whom is located in Switzerland. Of these employees, 267 were involved in technology or operations and 90 were involved in direct support of trading operations. The remaining 466 employees provide business development, financial, regulation, human resources, compliance, legal, planning and research, administrative and managerial support.

We have 8 building engineers that are covered by a collective bargaining agreement, which expires on May 31, 2021, with the International Union of Operating Engineers Local 399, AFL-CIO. Management believes that we have strong relationships with our employees, and we have never experienced a work stoppage.

Information about our Executive Officers

Set forth below is information regarding our executive officers:

Name	Age	Position
Edward T. Tilly	56	Chairman of the Board, President and Chief Executive Officer
Christopher A. Isaacson	41	Executive Vice President and Chief Operating Officer
Brian N. Schell	54	Executive Vice President, Chief Financial Officer and Treasurer
John F. Deters	49	Executive Vice President, Chief Strategy Officer
Bryan Harkins	43	Executive Vice President, Head of Markets Division
David Howson	43	Executive Vice President, President Europe
Patrick Sexton	55	Executive Vice President, General Counsel and Corporate Secretary
Jill M. Griebenow	40	Senior Vice President, Chief Accounting Officer

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

Christopher A. Isaacson. Mr. Isaacson is our Executive Vice President and Chief Operating Officer, a position he has held since January 2019. Previously he was our Executive Vice President and Chief Information Officer, a position he was appointed to upon the Company’s acquisition of Bats. Prior to that, he served as Bats' Executive Vice President and Global Chief Information Officer since February 2014, he served as Bats' Senior Vice President and Chief Operation Officer from 2007 to 2014 and he has held other various senior leadership positions since 2005. Prior to being one of the founders of Bats, Mr. Isaacson was a software developer at Tradebot Systems, Inc. from 2003 to 2005. Mr. Isaacson serves on the board of directors of the OCC. Mr. Isaacson holds a B.S. degree in information systems with a minor in math from Nebraska Wesleyan University and an M.B.A. degree from the University of Nebraska-Lincoln.

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

John F. Deters. Mr. Deters is our Executive Vice President, Chief Strategy Officer, a position he has held since 2018. He has previously served as our Head of Multi-Asset Solutions from 2018 to 2019 and as Chief Strategy Officer from 2013 to 2018. Prior to joining Cboe in 2013, Mr. Deters was most recently a Vice President and Investment Banker of Financial Institutions Group, Investment Banking at Barclays from 2008 to 2013. Mr. Deters holds a B.A. degree from Wheaton College, an M.B.A. degree from the University of Chicago, and a J.D./M.S. dual degree from Georgetown University Law Center.

Bryan Harkins. Mr. Harkins is our Executive Vice President, Head of Markets Division, a position he has held since June 2019. He has also previously served as our Co-Head of Markets Division from March 2018 to June 2019. Previously, he was Head of Equities and Global FX of the Company’s subsidiaries, a position he was appointed to upon the Company’s acquisition of Bats. Prior to that, he served as Executive Vice President, Head of U.S. Markets of Bats since January 2014. Prior to the Direct Edge acquisition by Bats in January 2014 when Mr. Harkins first joined Bats, Mr. Harkins served as Chief Operating Officer of Direct Edge, where he worked since 2007. Mr. Harkins holds a B.A. degree from the University of Notre Dame and an M.B.A. degree from New York University's Stern School of Business.

David Howson. Mr. Howson is our Executive Vice President, President Europe, a position he has held since January 2020. Previously, he was Chief Operating Officer of Cboe Europe from 2013 to 2019. Prior to that, he served as Founder, Chief Technology Officer of Equiduct from April 2006 through June 2013. Mr. Howson holds a First Class Honours bachelor's degree from the University of Newcastle-upon-Tyne.

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

Jill M. Griebenow. Ms. Griebenow is our Senior Vice President, Chief Accounting Officer, a position she has held since August 2018. Previously, she served as Chief Financial Officer, Europe of the Company's subsidiary Cboe Europe, a position she was appointed to upon the Company’s acquisition of Bats. She also previously served as Chief Financial Officer, Europe of Bats’ subsidiary Bats Europe Limited since February 2014 and was employed by Bats in the financial area since 2011. Prior to that, she has also held various positions at Ernst & Young LLP. Ms. Griebenow is a certified public accountant and holds a bachelor's degree in accounting from the University of Northern Iowa.

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

We hold exclusive licenses to list securities index options on the S&P 500 Index, the Russell 2000 Index, as well as others, granted to us by the owners of such indices and based on which we have developed our proprietary VIX methodology. In 2019, approximately 64.8% of our net transaction fees (defined below) were generated by futures and index options, the overwhelming majority of which were generated by our exclusively-licensed products (e.g., SPX options) and products based on the VIX methodology (e.g., VIX options and futures). The bulk of this revenue is attributable to our SPX options and VIX options and futures. As a result, our net revenues are dependent in large part on the exclusive licenses we hold for these products and our ability to maintain our exclusive proprietary rights in the VIX methodology and related products and indices.

There is a risk, with respect to each of our current exclusive licenses, that the owner of the index may not renew the license with us on an exclusive basis or at all. In the first event, we would be subject to multiple listing in the trading of what is now an index product traded by us on an exclusive basis, which could result in a loss of market share and negatively impact our profitability. In the second event, we could lose the right to list the index product entirely. The loss or limited use of any of our exclusive index licenses, especially for the S&P 500 Index, for any reason could have a material adverse effect on our business and profitability.

In addition to the risks related to our exclusive licenses, if we are unable to retain exclusive proprietary rights in the VIX methodology and related products and indices, our volatility products could be subject to multiple listing which could have a material adverse effect on us.

The E.U. has adopted legislation affecting providers and users of benchmark indices in the E.U. MiFIR requires benchmarks used to value a financial instrument in the E.U. to be made available on a non-discriminatory basis to all E.U. trading venues and central counterparty clearing houses for the purposes of trading and clearing. As a result, owners of such benchmarks must provide licenses on fair, reasonable and non-discriminatory terms. While similar legislation to MiFIR has not been proposed in the U.S., if it were passed, it could cause us to lose our exclusive rights to list and trade internally developed and licensed index products. Further, in 2018, the E.U. implemented the E.U. Benchmark Regulation, which regulates users, data providers and calculators of benchmarks (“administrators”) in the E.U., and among other things, prohibits use of benchmarks in connection with a financial instrument unless the administrator is deemed to be subject to an equivalent regulatory regime and the benchmark is registered in an E.U. member state. These regulations and other emerging regulatory regimes around the world may impact international customers’ interest in or ability to trade index-based products listed on our U.S. exchanges, as well as impact our expansion activities to establish foreign trading of our index-based products and our ability to license proprietary indices for use outside of the U.S.

Furthermore, our competitors may succeed in developing, offering and providing a market for the trading of index-based or volatility products that are economically similar to those that we offer and they may become successful and take away volume from our products. It is also possible that a third party may offer trading in index-based products that are the same as those that are the subject of one of our exclusive licenses, but in a jurisdiction in which the index owner cannot require a license or in a manner otherwise not covered by our exclusive license.

The value of our licenses to exclusively list securities index options and futures also depends on the continued ability of index owners to require licenses for the trading of options and futures based on their indices. Although we and the index owners have prevailed in legal actions challenging our rights to exclusively license indices, we may be subject to changes in the law or other actions taken in the future that might impede our ability to exclusively offer trading in certain index options and futures.

General economic conditions and other factors beyond our control could significantly reduce demand for our products and services and harm our business.

The volume of exchange transactions and the demand for our products and services are directly affected by economic, political and market conditions in the U.S., Europe and elsewhere in the world that are beyond our control, including:

●	economic, political and geopolitical market conditions;
●	broad trends in business and finance;
●	concerns over inflation and wavering institutional or retail confidence levels;
●	government or central bank actions, such as changes in government fiscal and monetary policy and foreign currency exchange rates;
●	other legislative and regulatory changes;
●	the availability of short-term and long-term funding and capital;
●	the perceived attractiveness of the U.S. or European capital markets;
●	the availability of alternative investment opportunities;
●	changes in the level of trading activity in underlying instruments;
●	changes and volatility in the prices of securities;
●	changes in the volume of foreign currency transactions;
●	changes in supply and demand for currencies;
●	movements in currency exchange rates;
●	the level and volatility of interest rates;
●	changes in the financial strength of market participants;
●	consolidation among market participants and market data subscribers;
●	unforeseen market closures or other disruptions in trading; and
●	disruptions due to terrorism, war, extreme weather events or other catastrophes.

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

Cboe Options, C2, BZX, BYX, EDGX, and EDGA are registered national securities exchanges and self-regulatory organizations (“SROs”), and, as such, are subject to comprehensive regulation by the SEC. CFE is a DCM and Cboe SEF is a SEF, each registered with the CFTC and subject to comprehensive regulation by the CFTC. In addition to its other SRO responsibilities, BZX, as a listing market, also is responsible for evaluating applications submitted by issuers interested in listing their securities on BZX and monitoring each issuer’s compliance with BZX’s continued listing standards. Failure to comply with these SRO responsibilities could result in potential sanctions or fines and a negative impact on Cboe’s reputation and/or branding.

Our European business is subject to regulatory oversight in the U.K. by the FCA and in the Netherlands by the AFM, which, through the “passporting” regime, provides authorization to carry on business in other Member States of the E.U. and the European Economic Area in accordance with the applicable E.U. legislation and regulation to which our European business is subject. If a regulatory authority makes a finding of non-compliance, conditional fines could be imposed, and our licenses could be revoked. Any such fine or revocation of a license could have a material adverse effect on our business, financial condition and operating results.

In addition to the requirements related to operating our U.S. markets imposed by the SEC and the CFTC, we also have certain responsibilities for regulating the TPHs and members that trade on our exchanges. While we have entered into agreements under which FINRA, with respect to our options and equities exchanges, and NFA, with respect to our futures exchange, provide certain regulatory services, we retain ultimate responsibility for the regulation of our TPHs and members. We have begun to perform internally more of the regulatory services that FINRA used to handle.

Our ability to comply with applicable laws and rules is largely dependent on the establishment and maintenance of appropriate systems and procedures, our ability to attract and retain qualified personnel, the ability of FINRA and NFA to perform under the RSAs, the ability of FINRA to transition to us any other potential responsibilities under its revised RSA, our ability to complete the new additional responsibilities for regulating our TPHs and members and our oversight of the work done by FINRA and NFA. The SEC and CFTC have broad powers to audit, investigate and enforce compliance and to punish noncompliance by, as applicable, SROs, DCMs and SEFs pursuant to applicable laws, rules and regulations.

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

In addition, SROs are required by federal law to perform a variety of regulatory functions. In light of these responsibilities, some courts have held that SROs are immune to certain private causes of action relating to the performance of these regulatory functions. There is a risk that some courts may not apply this immunity doctrine to all claims. There is also a risk that legislative or regulatory developments may change the application of this immunity doctrine. Limitations on the application of the immunity doctrine could result in an increased exposure to litigation, and increase liability and/or other legal expenses. Further under the Commodity Exchange Act, CFE and Cboe SEF may be subject to litigation alleging that they have acted in bad faith. We also could be exposed to liability to regulators or other governmental authorities even in situations where immunity would bar a civil claim.

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

In our options segment, the pricing model for trade execution has changed in response to competitive market conditions, and our competitors have adjusted transaction fees and fee structures accordingly, including by opening new exchanges, which allow them to offer multiple pricing models that can appeal to different segments of market participants. These changes have resulted in significant pricing pressures on us, especially on transaction fees and incentives for multi-listed products. As a result of these pricing pressures, our average rate per multi-listed options contract may decrease. It is likely that this pressure will continue and even intensify as our competitors continue to seek to increase their share of trading by further reducing their transaction fees or by offering other financial incentives to order providers and liquidity providers to induce them to direct orders to their markets.

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

With respect to our proprietary products, we compete with futures exchanges and swap execution facilities that offer similar products and other financial market participants that offer over-the-counter derivatives. We also compete against certain multi-listed options products, including SPY, which offer some of the features of our proprietary products.

To attract market share, we may offer “inverted” pricing specials or no-transaction fee trading from time to time. BZX also offers a “cross-asset add volume tier” that gives a bigger rebate for additional volume on both the BZX equities and options platforms. These forms of promotions may adversely affect our profitability.

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

In 2019, approximately 62.9% of our net revenues were generated by our transaction-based business. This business is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. If the amount of trading volume on our exchanges, CFE or notional value traded on Cboe FX, Cboe SEF and Cboe Europe Equities exchanges decreases, we are likely to see a decrease in transaction fees.

Our total trading volumes could decline if our market participants reduce their trading activity for any reason, such as:

●	heightened capital requirements;
●	transaction tax;
●	regulatory or legislative actions;
●	reduced need to trade due to changes in volatility and/or passive investment trends;
●	reduced access to capital required to fund trading activities;
●	consolidation among market participants; or
●	significant market disruptions.

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

Revenues from our market data fees and access and capacity fees may be reduced due to declines in our market share, trading volumes or regulatory changes.

The occurrence of any event that reduces the amount of market data fees that we receive, whether as a result of fee reductions, fewer members subscribing to the U.S. tape plans, declines in market share or trading volumes (or notional volume in the case of Cboe Europe Equities) or regulatory changes, will have a direct negative impact on our business, financial condition and operating results. For example, if our market share of U.S. listed equities and options, or Cboe’s European equities trading, were to decline, our share of market data fees could also decline. Moreover, market data fees could decline as a result of a reduction in the numbers of market data users, for example because of consolidation among market data subscribers or due to a decline in professional subscriptions as a result of staff reductions in the financial services industry or otherwise.

Regulatory and legal developments could also impact the fees we receive from market data and access and capacity, or our cost in providing such services. In the U.S., we are generally required to file with the SEC any changes to the fees that we charge for our securities market data products and access and capacity fees. In recent years, certain industry groups have objected to the ability of exchanges to charge for certain market data products. Specifically, the Securities Industry and Financial Markets Association (“SIFMA”) has filed a number of denial of access applications with the SEC to set aside proposed rule changes to establish or modify fees for our market data products, access and capacity fees and related services. Further, the SEC and some media have scrutinized market data and market access. An adverse ruling in these matters or additional scrutiny could cause the SEC to more closely examine exchange market data and access and capacity fees, which in turn could result in our having to reduce the fees we charge for market data and access and capacity and there could be a negative impact on our revenues. See “Legal Proceedings” for more information.

In addition, as discussed above, in January 2020, the SEC issued for public comment the Proposed Order that would require U.S. equities exchanges and FINRA to develop and file a new consolidated data plan. If a final order were to be issued, it may have a negative impact on the market data fees we charge and there could be a negative impact on our revenues.

We believe Cboe Europe Equities currently offers market data to customers on a non-discriminatory basis at a reasonable cost. As regulators determine how market data should be disaggregated and what is a reasonable commercial basis for providing market data, it could affect our ability to offer market data products in the same manner that we do today thereby causing an adverse effect on our European market data revenues. While MiFID II and MiFIR aim to encourage a commercial solution to a consolidated tape in Europe, should this fail to materialize, policy makers might be encouraged to implement a mandatory solution that could impact our ability to develop our own commercial offering.

Legislative or regulatory changes affecting our markets could have a material adverse effect on our business, financial condition and operating results.

Changes in regulation by the SEC, CFTC, FCA, AFM, foreign regulators or other government action, including SEC approval of rule filings by other SROs or entities, including OCC, could materially affect our markets. In recent years, the securities and derivatives industries have been subject to regulatory changes as a result of increasing government and public scrutiny of the securities and derivatives industries. We have also experienced an increase in rulemaking and legislation that could affect our business.

Starting in 2015, large U.S. banks were required to use a calculation methodology known as the current exposure method (“CEM”) to compute regulatory capital requirements associated with the clearing guarantee provided by bank-affiliated OCC clearing members. U.S. banks, as well as European banks that also apply CEM, are required to maintain regulatory capital that is disproportionate to the risk of clearing options contracts and has led to further increases in capital requirements for bank holding companies and bank subsidiaries involved in the trading and clearing of derivatives. In November 2019, the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency approved replacing CEM with a more risk-sensitive calculation method known as the standardized approach to counterparty credit risk (“SA-CCR”), which is expected to reduce capital requirements associated with the clearing of listed options. Banks are required to adopt SA-CCR by January 1, 2022, but may do so as early as April 1, 2020. If the implementation of SA-CCR does not occur earlier than 2022, during that time we may experience a reduction in trading in options and futures due to bank-affiliated clearing members charging their customers more to trade, reducing the type or number of customers or withdrawing from the business of market-maker clearing.

Further, Congress, regulators and some media have been increasingly scrutinizing electronic trading and the structure of equity markets in recent years. The SEC continues to consider various potential market structure changes, which could result in reduced trading volumes, or which could negatively affect our business. To the extent the SEC adopts regulatory changes, our business, financial condition and operating results could be negatively impacted. In addition, high frequency trading has been the subject of private litigation and we are party to one such matter. See Note

24 (“Commitments, Contingencies, and Guarantees—Legal Proceedings”) for more information. To the extent the SEC adopts regulatory changes related to market data and access and capacity, such as the Proposed Order, our business, financial condition and operating results could be negatively impacted.

In addition, as discussed above, in December 2018, the SEC approved the transaction fee pilot. The transaction fee pilot may cause Cboe’s equities exchanges, BZX, BYX, EDGX, and EDGA, to require additional resources to comply with or challenge the transaction fee pilot and it may have a material impact on our business, financial condition and operating results if, for example, shifts in order flow away from exchanges were to occur. See “Legal Proceedings” for more information.

Under E.U. regulations, European banks and other European financial institutions become subject to punitive capital charges if they transact options or futures through a non-qualifying clearinghouse. OCC, our clearinghouse for options and futures, is not currently recognized as a qualified clearinghouse by the E.U.; however, the OCC is working with the E.U. to qualify as a foreign clearinghouse equivalent. As a prerequisite to becoming qualified, OCC could be required by the E.U. to contribute significant capital to its default waterfall applicable in the event of clearing member default. This capital could be required to be drawn before the default fund contributions of non-defaulting clearing members in the event that a defaulting clearing member’s margin and other contributions were to be exhausted. OCC’s stockholders, including Cboe Options, could effectively be required to fund this capital. If the E.U. does not recognize OCC as a qualified clearinghouse by June 15, 2021 (or by a subsequent date in the event that the current deadline is extended), then European market participants that clear through OCC would become subject to punitive capital charges. As a result, we could experience the loss of a significant number of European market participants and a significant reduction in trading activity on our options and futures markets, which could have a material adverse effect on our business, financial condition and operating results.

The implementation of MiFID II and MiFIR in Europe at the beginning of 2018 has encouraged competition among market centers in Europe. MiFID II and MiFIR have introduced a number of new rules, including enhanced internal organizational and compliance monitoring requirements, which apply directly to European trading venues such as our MTF and RM. The impact of MiFID II and MiFIR is significant, and the increased competition among market centers could reduce trading volumes and trading fees, while increasing our costs of operating in Europe. Additionally, European authorities are planning to review MiFID in 2020 as a result of which new rules may come into effect that could have a material impact on our business.

The legislative and regulatory environment in which the spot FX market operates is evolving and has undergone significant changes in the recent past, and there may be future regulatory changes in the spot FX industry. The FX Global Code was published in 2017 and sets forth standards of conduct agreed by market participants and central banks on a global basis to apply to the wholesale FX market, and the effect of its publication on conduct and future regulation continues to evolve. Changes in the interpretation or enforcement of existing laws and regulations by applicable governmental bodies and regulatory organizations, or the adoption of new legal or regulatory requirements, may also adversely affect our spot FX business.  Further, our FX non-deliverable forwards business may also be adversely affected by proposed regulatory changes to the rules governing swap execution facilities.

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

The secure and reliable operation of our technology, including our computer systems and communications networks, and those of our service providers and market participants, is a critical element of our operations. These systems and networks may be subject to various cybersecurity incidents, improper or inadvertent access to or disclosure of confidential, commercially sensitive, or personally identifiable information, data theft, corruption or destruction, cyber-attack, malware and other security problems, as well as acts of terrorism, natural disasters, human error, criminal insider activity, power loss and other events that are beyond our control. For example, in 2018, we discovered and in 2018 and 2019 we investigated an incident involving a suspected theft of computer servers and networking devices.

We currently maintain physical, technical, and administrative safeguards to protect the confidentiality, integrity, availability and reliability of our systems, networks and information more broadly, and to guard against cybersecurity incidents and unauthorized access. We also maintain and continue to enhance policies, procedures and controls for tracking and appropriately disposing of technology equipment hardware during technology updates and around the protection of our computer systems and communications networks. Collectively, these safeguards and measures may prove inadequate to prevent the attendant risk posed by cybersecurity incidents, subjecting us to contractual restrictions, liability and damages, loss of business, penalties, unfavorable publicity, and increased scrutiny by our regulators, and materially impacting our financial condition and operating results. We may be required to expend significant resources in the event of any real or threatened breaches in security or system failures, including to protect against threatened breaches, to alleviate harm caused by an actual breach, and to address any reputational harm or litigation or regulatory liability. Such harms also could cause us to lose market participants, experience lower trading volume, and negatively impact our competitive advantage and business, financial condition and operating results.

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

Furthermore, new or existing competitors may:

●	respond more quickly to competitive pressures;
●	develop products that compete with our products or are preferred by our customers;
●	offer products and services at prices below ours to gain market share and to promote other businesses;
●	develop and expand their technology and service offerings more efficiently;
●	provide better, more user-friendly and more reliable technology;
●	take greater advantage of acquisitions, alliances and other opportunities;

●	market, promote, bundle and sell their products and services more effectively;
●	leverage existing relationships with customers and alliance partners more effectively or exploit brand names to market and sell their services; and
●	exploit regulatory disparities between traditional, regulated exchanges and alternative markets, including over-the-counter markets, that benefit from a reduced regulatory burden and lower-cost business model.

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

We depend on a number of service providers, including clearing organizations such as OCC, NSCC, LCH, EuroCCP and SIX x-clear; securities information processors such as the CTA, UTP Securities Information Processor and OPRA; regulatory and other service providers such as FINRA, NFA and OCC; the hosts of our data and disaster recovery centers; and various vendors of communications and networking products and services. In addition, we also depend on third party routing and clearing firms who are involved in processing transactions on our behalf. More specifically:

●	If OCC, NSCC, EuroCCP, LCH and SIX x-clear were unable to perform clearing services for existing or new products, or their clearing members were unable or unwilling to clear through them, transactions could likely not occur on our markets or there may be delays, including until clearing is moved to another clearing agency. In 2019, approximately 64.8% of our net transaction fees were generated by options and futures that were cleared through OCC.
●	OPRA, UTP Securities Information Processor and the CTA consolidate options and equities market information such as last sale reports and quotations. If any of them were unable to provide this information for a sustained period of time, we may be unable to offer trading on our options and equities markets.
●	We are heavily dependent on technology for our markets, including our data and disaster recovery centers, some of which are housed by third parties, and certain communications and networking products and services. If this technology is unavailable, and cannot be replaced in a sufficiently short time period, we may be unable to operate our markets.
●	We plan to utilize Amazon Web Services (“AWS”) to maintain secondary offsite backups of our and our customers’ data and may utilize AWS in the future for additional services. We do not control the operations of AWS or their facilities and may be vulnerable to disruptions in our access to the platform as a result of a number of potential causes, including technical failure, natural disasters, fraud or security attacks that we cannot predict or prevent. Additionally, any vulnerability of AWS could expose our or our customers’ confidential data, which could result in harm to our business reputation.
●	FINRA, OCC, and NFA provide certain regulatory services and functions for our options, equities and futures exchanges, while we retain regulatory responsibilities for such services. If FINRA, OCC, or NFA stopped providing services, or provided inadequate services, we may be subject to action by the SEC or CFTC, or may have limitations placed upon our markets.
●	We rely on FINRA to provide services for the implementation of the CAT. If FINRA stops providing services or provides inadequate services, we and the other execution venues may incur regulatory liability including enforcement action by the SEC or limitations placed upon our markets. In addition, until the SEC approves a funding model that shares the cost of the CAT between the SROs and industry members, the SROs may continue to incur additional significant costs, including as a result of replacing the plan processor, or result in not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT.
●	We rely on third party routing and clearing firms to clear trades in U.S. listed equity securities routed by us to other markets, and to execute trades in options that we route to other markets.

With respect to options, all contracts traded on our exchanges must be cleared through clearing members of OCC. At December 31, 2019, there were 98 TPHs that are clearing members of OCC. Two clearing members accounted for approximately 48.9% of transaction and other fees collected through OCC in 2019. The next largest clearing member accounted for approximately 16.6% of transaction and other fees collected through OCC. Additionally, the two largest clearing members clear the majority of the market-maker sides of transactions at Cboe Options, C2, BZX, EDGX and at all of the options exchanges. Should one of these clearing members or liquidity providers exit the business or withdraw from our options exchanges, impose additional market-maker financial requirements or if market-makers were unable to transfer to another clearing member or other liquidity providers were unable to provide additional liquidity, this could create a significant disruption to the options markets, including ours.

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

In addition to our operations in the U.S., we have operations in the U.K., continental Europe, Ecuador, Hong Kong and Singapore. We, therefore, have exposure to exchange rate movements between the British pound, the Euro, the Hong Kong dollar, and the Singapore dollar against the U.S. dollar. Significant inflation or changes in foreign exchange rates with respect to one or more of these currencies could occur as a result of general economic or political conditions, acts of war or terrorism, changes in governmental monetary or tax policy, Brexit or changes in local interest rates. These exchange rate differences will affect the translation of our non-U.S. results of operations and financial condition into U.S. dollars as part of our consolidated financial statements.

If one or more of the index providers from which we have licenses or service providers with respect to proprietary products fails to maintain the quality and integrity of their indices or fails to perform under our agreements with them or if customer preferences change, or if we fail to maintain the quality and integrity of our proprietary indices, revenues we generate from trading in these proprietary products or the calculation and dissemination of index values may suffer.

We are a party to a number of license agreements pursuant to which we may list for trading securities options on various indices including license agreements that we have with S&P, for the S&P 500, S&P 100 and S&P Select Sectors Indices, DJIA, LSEG and MSCI. These license agreements provide that we are authorized to list products based on their indices, and some of the resulting index options and futures are among the most actively traded products on our exchanges. We also enter into licensing agreements pursuant to which we calculate and disseminate values of proprietary indices. The quality and integrity of each of these indices are dependent on the ability of the index providers, including us, to maintain the index, including by means of the calculation and rebalancing of the index, and are dependent on the index providers for a number of things, including the provision of index data. We also rely on index providers to enforce intellectual property rights against unlicensed uses of the indices and uses of the indices that infringe on our licenses. Furthermore, some of our agreements concerning our proprietary products provide for the parties to those agreements to provide important services to us. If any of our index providers, including us, are unable to maintain the quality and integrity of their indices, or if any of the index providers or service providers fail to perform their obligations under the agreements, trading in these products, and therefore transaction fees we receive, may be adversely affected or we may not receive the financial benefits of the agreements that we negotiated.

We and our licensors may not be able to protect our respective intellectual property rights.

We rely on patent, trade secret, copyright and trademark laws, the law of the doctrine of misappropriation and contractual protections to protect our proprietary technology, proprietary products, index methodologies and other proprietary rights. In addition, we rely on the intellectual property rights of our licensors in connection with our listing of exclusively-licensed index options and futures products. We and our licensors may not be able to prevent third parties from copying, or otherwise obtaining and using, our intellectual property without authorization, listing our proprietary or exclusively-licensed index products without licenses or otherwise infringing on our rights. We and our licensors may have to rely on litigation to enforce our intellectual property rights, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. We and our licensors may not be successful in this regard. Such litigation, whether successful or unsuccessful, could result in substantial costs to us, diversion of our resources or a reduction in our revenues, any of which could materially adversely affect our business.

Any infringement by us on intellectual property rights of others could result in litigation and could have a material adverse effect on our operations.

Our competitors, as well as others, have obtained, or may obtain, patents or may otherwise hold intellectual property rights that are related to our technology or the types of products and services we offer or plan to offer. We may not be aware of all intellectual property that may pose a risk of infringement by our products, services or technologies. In addition, some potential patent applications in the U.S. are confidential until a patent is issued, and therefore we cannot evaluate the extent to which our products, services or technologies may be covered or asserted to be covered in pending patent applications. Thus, we cannot be sure that our products, services or technologies do not infringe on the rights of others or that others will not make claims of infringement against us. Claims of infringement are not uncommon in our industry, and even if we believe that such claims are without merit, they can be time-consuming and costly to defend and divert management resources and attention. If one or more of our products, services or technologies were determined to infringe a patent or other intellectual property right held by another party, we may be required to pay damages, stop using, developing or marketing those products, services or technologies, obtain a license from the intellectual property rights holders, or redesign those products, services or technologies to avoid infringement. If we were required to stop using, developing or marketing certain products, services or technologies, our business, financial condition and operating results could be materially harmed. Moreover, if we were unable to obtain required licenses, we may not be able to redesign our products, services or technologies to avoid infringement, which could materially adversely affect our business, financial condition and operating results.

If we fail to attract or retain highly skilled management and other employees our business may be harmed.

Our success largely depends on the skills, experience and continued efforts of management and other key personnel. As a result, to be successful, we must retain and motivate executives and other key employees. However, we have no assurances that these employees will remain with us. The roles and responsibilities of departing executive officers and employees will need to be filled either by existing or new officers and employees, which may require us to devote time and resources to identifying, hiring and integrating replacements for the departed executives and employees that could otherwise be used to pursue business opportunities, which could have a material adverse effect on our overall business, financial condition and operating results.

There is substantial competition for qualified and capable personnel in the technology space, which may make it difficult for us to retain and recruit qualified employees in sufficient numbers. If we fail to retain our current employees, it would be difficult and costly to identify, recruit and train replacements needed to continue to conduct and expand our business. In particular, failure to retain and attract qualified technology personnel could result in systems failures. Consequently, our reputation may be harmed, we may incur additional costs and our profitability could decline. There can be no assurance that we will be able to retain and motivate our employees in the same manner as we have historically done.

Additionally, effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving our management team and key employees could hinder our strategic planning and execution.

Computer and communications systems failures and capacity constraints could harm our reputation and our business.

Our business depends on the integrity and performance of our computer and communications systems. If our systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. These consequences could result in trading outages, lower trading volumes, financial losses, decreased customer service and satisfaction and regulatory sanctions and could have a material adverse effect on our ability to conduct our business. Although we have a back-up plan of significant trading and key corporate systems, the back-up systems or disaster recovery plans may prove to be inadequate in the event of a systems failure or cyber-security breach. Despite having disaster recovery facilities, there can be no guarantees that we will be able to open an efficient, transparent and liquid marketplace, if we can open at all, following a systems failure. Moreover, with extended trading hours, we have to operate our systems longer and have fewer non-trading hours to address any potential concerns with the systems on which we rely.

Our markets have experienced occasional systems failures and delays in the past and in the future our systems may fail, in whole or in part, or may operate slowly, causing one or more of the following:

●	unanticipated disruption in service to our participants;
●	failures or delays during peak trading times or times of unusual market volatility;
●	slower response times and delays in trade execution and processing;
●	incomplete or inaccurate accounting, recording or processing of trades; and
●	distribution of inaccurate or untimely market data to participants who rely on this data in their trading activity.

Any of these events may cause:

●	a loss in transaction or other fees due to the inability to provide services for a time;
●	requests by market participants or others that we reimburse them for financial loss, either within the constraints of the limited liability provisions of our exchanges’ rules or in excess of those amounts;
●	trading volume to diminish on our exchanges due to dissatisfaction with the platform; and
●	one or more of our regulators to investigate or take enforcement action against us.

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

Our use of open source software code may subject our software to general release or require us to re-engineer our software, which could harm our business.

Our technology platform uses open source software code. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. In addition, some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available on unfavorable terms or at no cost. Open source license terms may be ambiguous, and many of the risks associated with usage of open source software cannot be eliminated. We believe that our use of open source software is in compliance with the relevant open source software licenses and does not require disclosure of any of our source code. However, if we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer or discontinue use of our software or take other remedial action any or all of which could cause disruptions in, or impose significant costs on, our business.

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

In addition to the economic uncertainty the Brexit Vote, Brexit and Transition Period bring, there are a number of potential risks that investors should consider:

●	Political uncertainty. Following the Brexit Vote, the U.K. entered into a period of acute political uncertainty both as to the nature and timing of the negotiations with the E.U. Such uncertainty led to a high degree of economic and market disruption and legal uncertainty. While some certainty has been established following the joint U.K./E.U. approval of the Withdrawal Agreement, including the agreement of a Transition Period up to the end of 2020, it is not possible to predict the outcome of trade negotiations and the impact they will have on the U.K. in general and markets more broadly.
●	Legal uncertainty. A significant proportion of English law currently derives from or is designed to operate in concert with E.U. law. This is especially true of English law relating to financial markets, financial services, prudential and conduct regulation of financial institutions, bank recovery and resolution, payment services and systems, settlement finality, and market infrastructure. Depending on the terms of the U.K.’s exit from the E.U. entered into during the Transition Period, significant changes to English law are likely, and we cannot predict what these changes will be and how they may affect our business.
●	Regulatory uncertainty. There is significant uncertainty about how the remaining E.U. countries (“EU27”) financial institutions with assets (including branches) in the U.K. and U.K. financial institutions with assets in the EU27 will be regulated. At present, E.U. single market regulation allows regulated financial institutions (including credit institutions, investment firms, alternative investment fund managers, insurance and reinsurance undertakings) to benefit from a passporting system for regulatory authorizations required to conduct their businesses, as well as facilitating mutual rights of access to important elements of market infrastructure

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

●	Market uncertainty. Since the Brexit Vote and Brexit, there has been volatility and disruption of the capital, currency, exchange rates and credit markets. If this disruption continues, it may adversely impact our business, financial condition and operating results.

In 2019, we derived 7.7% of our total net revenues from our U.K. operations. Depending on the outcome of the Brexit and Transition Period negotiations, companies with operations in the U.K. may face unfavorable business conditions to access the single market. In preparation for Brexit, Cboe Europe Equities established a regulated entity in the E.U. in addition to its existing entity in the U.K. so that it can continue offering its services to customers in both jurisdictions. Nevertheless, if the E.U. or the U.K. introduce new legislation that could restrict free competition or access to capital markets, the impact of such legislation could have a material adverse effect on our business, financial condition and operating results.

Damage to our reputation could have a material adverse effect on our business, financial condition and operating results.

We believe one of our competitive strengths is our strong industry reputation. Various issues may give rise to reputational risk, including issues relating to:

●	the representation of our business in the media;
●	the quality and benefits of using our proprietary products, including the reliability and functionality of our transaction-based business and the accuracy of our market data;
●	the ability to execute our business plan, key initiatives or new business ventures and the ability to keep up with changing customer demands and regulatory initiatives;
●	our regulatory compliance and our enforcement of compliance on our customers;
●	the accuracy of our financial statements and other financial and statistical information;
●	the quality of our corporate governance structure;
●	the quality of our disclosure controls and internal controls over financial reporting, including any failures in supervision;
●	the integrity and performance of our computer and communications systems;
●	security breaches, including any unauthorized delivery of proprietary data to third parties;
●	management of our outsourcing relationships, including our relationship with FINRA and NFA;
●	any misconduct or fraudulent activity by our employees, especially senior management, or other persons formerly or currently associated with us;
●	our listings business and our enforcement of our listing rules; and
●	any negative publicity surrounding the ETPs that we serve as the listing destination.

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

Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of compliance, risk, audit, and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, risk and audit management personnel. These systems and procedures may not be fully effective. We face the risk of intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of actual or alleged non-compliance with applicable laws or regulations, we could be subject to investigations and judicial or administrative proceedings that may result in penalties, settlements or civil lawsuits, including by customers, for damages, which may be substantial. In the past, the SEC has brought actions against exchange operators, including us, for failing to fulfill their obligations to have an effective regulatory system. Any failure to comply with applicable laws and rules could adversely affect our business, reputation, financial condition and operating results and, in extreme cases, our ability to conduct our business or portions thereof. As the parent company for SROs, we are responsible for maintaining exchanges that comply with securities and futures laws, SEC, FCA, AFM and CFTC regulations and the rules of the respective exchanges.

We have methods to identify, monitor and manage our risks. Management of legal and regulatory risk requires policies and procedures to properly monitor and manage risk. If our policies, procedures, and compliance systems are not effective or we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected. We cannot provide assurance that our policies and procedures will always be effective, or that our management, compliance department, risk department and related enterprise risk management program and internal audit department would be able to identify any such ineffectiveness. If these departments or the enterprise risk program, and related policies and procedures are not effective, we may be subject to monetary or other penalties by our regulators, and our insurance policies may not provide adequate coverage.

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

In addition, with respect to orders Cboe Trading routes to other markets for execution on behalf of our customers, Cboe Trading is exposed to counterparty credit risk in the case of failure to perform on the part of our routing and clearing firms who are involved in processing equities and options transactions on our behalf, as well as failure on the part of such brokers to pass back any transactional rebates. Wedbush Securities Inc. (“Wedbush”), and Morgan Stanley & Co. LLC (“Morgan Stanley”) guarantee equity trades until one day after the trade date, after which time NSCC provides a guarantee. Thus, Cboe Trading is potentially exposed to credit risk to the counterparty to an equity trade routed to another market center between the trade date and one day after the trade date in the event that Wedbush or Morgan Stanley fails to perform. With respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, EDGX, and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades.

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

We offer a smart-order routing service through our broker-dealer subsidiary, Cboe Trading, which provides its customers with access to other market centers when we route their orders to those market centers for execution. In connection with this service, we may assume ownership of a position in securities. This may occur, for example, when a market center to which we have routed a customer’s order experiences systems problems and is unable to determine the status of that order. When this happens, we may make a business decision to provide a cancellation notice to our customer, relieving our customer of any liability with respect to the order. We may be informed later, however, that the order was executed at the market center to which we routed it, in which case Cboe Trading would be required to take ownership of that securities position. Our third party clearing brokers maintain error accounts on behalf of Cboe Trading into which such positions settle, and we require the respective clearing broker to trade out of those positions as expeditiously as possible, which could result in our incurring trading losses.

We may not effectively manage our growth, which could materially harm our business, financial condition and operating results.

We expect that our business will continue to grow, which may place a significant strain on our management, personnel, systems and resources. We must continually improve our operational, financial and regulatory systems and managerial controls and procedures, and may need to continue to expand, train and manage our workforce. We must also maintain close coordination among our technology, legal, accounting, finance, marketing, sales, regulatory and compliance functions. If we fail to manage our growth effectively, our business, financial condition and operating results could be materially harmed. Furthermore, failure to successfully expand into new asset classes or new geographies may adversely affect our growth strategy and our future profitability.

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

For example, in 2019, we entered into a definitive agreement to acquire all of the outstanding shares of stock of EuroCCP, other than the shares of EuroCCP already owned by us (the “Transaction”). The Transaction, which we plan to fund with cash on hand, is expected to close in the first half of 2020 and is subject to the satisfaction or waiver of conditions precedent including (i) the receipt of required regulatory clearances and approvals and (ii) the successful implementation of a supporting Euro 1.5 billion committed syndicated credit liquidity facility at the EuroCCP clearing entity level. Additionally, in February 2020, we acquired Hanweck Associates, LLC (“Hanweck”), a real-time risk analytics company based in New York, and the business of FT Providers, LLC, a portfolio management platform provider based in Chicago, commonly referred to as FT Options (“FT”).

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

OCC is the sole provider of clearing on all of our options and futures exchanges. In addition, Cboe Europe currently owns 20% of EuroCCP, which is one of three interoperable central counterparties used to clear trades conducted on

Cboe Europe. On January 24, 2020, upon receipt of SEC approval, OCC established a capital management policy providing that, if OCC’s equity capital falls below certain defined thresholds, OCC can access additional capital through an operational loss fee charged to clearing members. Although Cboe Options does not have a legal or contractual obligation to contribute capital to OCC under OCC’s capital management policy or otherwise, given OCC’s importance to Cboe Options’ business, if OCC were to experience financial difficulties, Cboe Options might nevertheless effectively (but not legally) be required to inject further capital into it in order for OCC to maintain sufficient working or regulatory capital. Likewise, notwithstanding the pending Transaction, if EuroCCP were to experience financial difficulties, Cboe Europe might effectively be required to inject further capital into EuroCCP in order to maintain sufficient working or regulatory capital. In a worst case scenario, OCC or EuroCCP, as applicable, might have their regulatory license suspended or withdrawn, or might have to wind down. This may result in a loss to Cboe Options and Cboe Europe of their respective investments in OCC and EuroCCP and withdrawals of OCC or EuroCCP as clearing houses, which could have a material adverse effect on our business, financial condition and operating results. In addition, while OCC’s new capital management policy is now effective, there remains some degree of uncertainty as to the terms and conditions of the wind-down of OCC’s prior capital plan, under which OCC’s shareholders (including Cboe Options) provided equity capital to OCC and received annual dividends in respect thereof, and which was disapproved by the SEC on February 13, 2019. Depending on the terms on which the prior OCC capital plan is ultimately required to be unwound, Cboe Options could potentially be required to return dividend payments received from OCC during the time the capital plan was in effect.

We have outstanding indebtedness, which may decrease our business flexibility and adversely affect our business, financial condition and operating results.

As of December 31, 2019, we had $225 million outstanding under our term loan facility, $650 million of senior unsecured notes and no funds outstanding under our revolving credit facility. The financial and other covenants to which we have agreed and our indebtedness may have the effect of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness and making us more vulnerable to general adverse economic and industry conditions. Our indebtedness will also increase future borrowing costs, and the covenants pertaining thereto may also limit our ability to repurchase shares of our common stock, increase dividends or obtain additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements. We are also required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including working capital, capital expenditures and general corporate purposes. Further, a portion of our borrowings are at variable rates of interest, which exposes us to the risk of increased interest rates unless we enter into offsetting hedging transactions.

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

As of December 31, 2019, we have investment grade credit ratings from S&P Global Ratings (A-) and Moody’s Investor Service (A3). Ratings from credit agencies are not recommendations to buy, sell or hold our securities, and each rating should be evaluated independently of any other rating. There is no assurance that we will maintain such credit ratings, since credit ratings may be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. If a rating agency were to downgrade our rating below investment grade, our borrowing costs could increase.

If our goodwill, long-lived assets, investments in non-consolidated subsidiaries and intangible assets become impaired, the resulting charge to earnings may be significant.

We are required to assess investments in non-consolidated subsidiaries and intangible assets for impairment at least annually. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. In the future, we may take charges against earnings resulting from impairment. Any determination requiring the write-off of a significant portion of our goodwill, long-lived assets, intangible assets or investments in non-consolidated subsidiaries could adversely affect our results of operations and financial condition.

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

Certain provisions in our organizational documents and governing law could prevent or delay a change of control.

Our organizational documents contain provisions that could block actions that stockholders might find favorable, including discouraging, delaying or preventing a change of control or any unsolicited acquisition proposals for us. These include provisions:

●	prohibiting stockholders from acting by written consent;
●	requiring advance notice of director nominations and of business to be brought before a meeting of stockholders; and
●	limiting the persons who may call special stockholders’ meetings.

In addition, our organizational documents include provisions that:

●	restrict any person from voting or causing the voting of shares of stock representing more than 20% of our outstanding voting capital stock; and
●	restrict any person from beneficially owning shares of stock representing more than 20% of the outstanding shares of our capital stock.

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

Furthermore, the European countries where we operate regulated entities, such as the U.K. and Netherlands, may require prior governmental approval before an investor acquires 10% or more of the outstanding shares of our common stock.

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Properties

Our principal offices are located at 400 South LaSalle Street, Chicago, Illinois 60605. Through our wholly-owned subsidiary, Cboe Building Corporation, we own the building in which our principal offices are located and occupy approximately 300,000 square feet of this building. The building is currently classified as held for sale. See Note 9 (“Property and Equipment, Net”) of the consolidated financial statements included herein for further information.

In addition to our principal offices, we have space located at 8050 Marshall Drive, Lenexa, Kansas, where we lease approximately 61,900 square feet of space. The lease on this space expires in February 2027 and contains two five-year renewal options. We have an office located at 17 State Street, New York, New York, where we lease approximately 21,000 square feet of space, which expires in April 2024, and contains one five-year renewal option. The disaster recovery sites in the United States are located in Chicago, Illinois, Kansas City, Missouri, and Secaucus, New Jersey. In addition, we have agreements with a primary data center in Secaucus, New Jersey and a secondary data center in Chicago, Illinois. Our principal offices in the United Kingdom are at 11 Monument Street, London, where we lease approximately 10,300 square feet of office space, which expires in March 2027. Our work area recovery space is available on invocation with a specialist provider. In Europe, our primary data center is in Slough, England. The secondary data center for Cboe Europe is in Park Royal, London. We operate a back-up location for our London operations in the United Kingdom. We also maintain leased locations in California, Florida, Singapore, Amsterdam, and Hong Kong.

In addition to the offices noted above, the Company has entered into two leases that will commence in 2020 for a new principal office space and new trading floor. See Note 25 (“Leases”) of the consolidated financial statements included herein for further information.

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

Item 3.Legal Proceedings

Cboe incorporates herein by reference the discussion set forth in Note 22 (“Income Taxes”) and Note 24 (“Commitments, Contingencies, and Guarantees”) of the consolidated financial statements included herein.

Transaction Fee Pilot

In December 2018, the SEC approved a transaction fee pilot in national market system (“NMS”) stocks (the “pilot”). The pilot will subject stock exchange transaction fee pricing, including maker-taker fee-and-rebate pricing models, to new temporary pricing restrictions across two test groups, and require the exchanges to prepare data to be submitted to the SEC. The pilot includes a test group that will prohibit rebates and linked pricing, as well as a test group that will impose a cap of $0.0010 for removing or providing displayed liquidity. Once commenced, the pilot will last for up to two years with an automatic sunset at one year unless extended by the SEC. On February 15, 2019, the Company filed a Petition for Review in the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) asserting the pilot is unlawful. The pilot was published in the Federal Register on February 20, 2019 and was scheduled to become effective on April 22, 2019. On March 28, 2019, the SEC granted a partial stay of the pilot, agreeing to delay implementing its fee-and-rebate and data-publication requirements until after the D.C. Circuit decides the pending challenges. The data-

gathering requirement of the pilot’s pre-pilot period remains in effect. On May 21, 2019, the SEC issued its notice to announce the effective period for the pre-pilot, which was designated as July 1, 2019 through December 31, 2019. On June 3, 2019, the Company, along with other equities exchanges, filed an opening brief with the D.C. Circuit. The SEC filed its opening brief with the D.C. Circuit on July 25, 2019, the exchanges’ reply brief was filed on August 26, 2019 and final briefs were filed on September 10, 2019. Oral arguments were held on October 11, 2019. The pilot may cause the Company’s equities exchanges, BZX, BYX, EDGX, and EDGA, to require additional resources to comply with or challenge the pilot and it may have a material impact on our business, financial condition and operating results if, for example, shifts in order flow away from exchanges were to occur. The Company intends to litigate the matter vigorously.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of January 31, 2020, there were approximately 143 holders of record of our common stock.

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

As a holding company, the Company’s ability to declare and continue to pay dividends in the future with respect to its common stock will also be dependent upon the ability of its subsidiaries to pay dividends to it under applicable corporate law.

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014, 2015 and 2016, $150 million in February 2018, $100 million in August 2018, and $250 million in October 2019 for a total authorization of $1.1 billion. The Company expects to fund repurchases primarily through the use of existing cash balances. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Under the program, for the year ended December 31, 2019, the Company repurchased 1,420,654 shares of common stock at an average cost per share of $110.42, totaling $156.9 million. Since inception of the program through December 31, 2019, the Company has repurchased 13,716,009 shares of common stock at an average cost per share of $58.38, totaling $800.8 million.

As of December 31, 2019, the Company had $299.2 million of availability remaining under its existing share repurchase authorizations.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that May
			as Part of Publicly	Yet Be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or Programs
Period	Shares Purchased	Paid per Share	or Programs	(in millions)
October 1 to October 31, 2019	480,442	$115.62	480,442	$313.3
November 1 to November 30, 2019	—	—	—	313.3
December 1 to December 31, 2019	120,000	117.26	120,000	299.2
Total	600,442	$115.76	600,442

Purchase of common stock from employees

During the fiscal quarter ended December 31, 2019, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock units, restricted stock awards, and stock options. The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended December 31, 2019:

	Total number of shares	Average price paid
Period	purchased	per share
October 1 to October 31, 2019	321	$115.58
November 1 to November 30, 2019	2,454	118.09
December 1 to December 31, 2019	13,651	117.20
Total	16,426

Stockholder Return Performance Graph

The following graph compares the cumulative total return provided to stockholders on our common stock since our initial public offering against the return of the S&P 500 Index and a customized peer group that includes CME Group Inc., Intercontinental Exchange Inc., and Nasdaq, Inc.

An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, the index and the peer groups on December 31, 2014, and its performance is tracked on an annual basis through December 31, 2019.

Comparison of Cumulative Total Return of the

Company, Peer Groups, Industry Indices and/or Broad Markets

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cboe Global Markets, Inc., the S&P 500 Index

and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Cboe Global Markets, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Data Source: Yahoo Finance, Closing Price(s)

	12/14	12/15	12/16	12/17	12/18	12/19
Cboe Global Markets, Inc.	100.00	103.76	119.87	204.33	162.24	201.44
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Peer Group	100.00	116.46	140.37	175.70	205.28	248.81

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Transaction fees	$1,716.2	$1,986.9	$1,564.9	$509.3	$485.3
Access and capacity fees	221.9	211.0	181.6	98.7	95.5
Market data fees	213.5	204.0	164.5	33.2	30.0
Regulatory fees	311.7	333.9	291.5	48.3	33.5
Other revenue	32.8	33.0	26.6	13.6	19.5
Total revenues	2,496.1	2,768.8	2,229.1	703.1	663.8
Cost of revenues:
Liquidity payments	964.7	1,113.0	849.7	35.8	29.2
Routing and clearing	35.8	39.1	37.6	11.1	2.3
Section 31 fees (1)	271.4	302.4	260.0	11.8	—
Royalty fees	86.8	97.4	86.2	78.0	70.6
Other	0.5	—	—	—	—
Total cost of revenues	1,359.2	1,551.9	1,233.5	136.7	102.1
Revenues less cost of revenues	1,136.9	1,216.9	995.6	566.4	561.7
Operating expenses:
Compensation and benefits	199.0	228.8	201.4	113.2	105.9
Depreciation and amortization	176.6	204.0	192.2	44.4	46.3
Technology support services	46.2	47.9	42.1	22.5	20.7
Professional fees and outside services	68.3	68.3	66.0	53.1	50.1
Travel and promotional expenses	11.9	13.0	17.2	11.0	9.0
Facilities costs	11.0	11.5	10.3	5.7	5.0
Acquisition-related costs	48.5	30.0	84.4	13.6	—
Other expenses	38.2	14.0	10.1	4.7	4.8
Total operating expenses	599.7	617.5	623.7	268.2	241.8
Operating income	537.2	599.4	371.9	298.2	319.9
Non-operating (expenses) income:
Interest expense, net	(35.9)	(38.2)	(41.3)	(5.7)	—
Other income, net	0.1	10.0	3.8	14.1	4.1
Income before income tax provision	501.4	571.2	334.4	306.6	324.0
Income tax provision	130.6	146.0	(66.2)	120.9	119.0
Net income	$370.8	$425.2	$400.6	$185.7	$205.0
Net loss attributable to noncontrolling interest	4.1	1.3	1.1	1.1	—
Net income excluding noncontrolling interest	374.9	426.5	401.7	186.8	205.0
Change in redemption value of noncontrolling interest	(0.5)	(1.3)	(1.1)	(1.1)	—
Net income allocated to participating securities	(1.7)	(3.1)	(3.9)	(0.8)	(0.9)
Net income allocated to common stockholders	$372.7	$422.1	$396.7	$184.9	$204.1

Basic earnings per share	$3.35	$3.78	$3.70	$2.27	$2.46
Diluted earnings per share	$3.34	$3.76	$3.69	$2.27	$2.46

Basic weighted average shares outstanding	111.4	111.8	107.2	81.4	83.1
Diluted weighted average shares outstanding	111.8	112.2	107.5	81.4	83.1
Distributions per share	$1.34	$1.16	$1.04	$0.96	$0.88
(1)	As national securities exchanges, Cboe Options, C2, BZX, BYX, EDGX, and EDGA are assessed fees pursuant to Section 31 of the Exchange Act. Section 31 fees are assessed on the notional value traded and are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Section 31 fees are paid directly to the SEC, and our national securities exchanges then pass these costs along to our members as regulatory transaction fees, recognizing these amounts as incurred in cost of revenues and revenues, respectively.

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions)
Balance Sheet Data:
Assets:
Cash and cash equivalents	$229.3	$275.1	$143.5	$97.3	$102.3
Financial investments	71.0	35.7	47.3	—	—
Accounts receivables, net	234.7	287.3	217.3	76.7	68.4
Goodwill and intangible assets, net	4,272.0	4,411.6	4,610.0	35.2	10.1
Total assets	$5,113.9	$5,321.0	$5,265.7	$476.7	$384.8
Liabilities and stockholders' equity:
Short-term and long-term debt	$867.6	$1,215.4	$1,237.9	$—	$—
Total liabilities	1,758.3	2,070.6	2,145.7	146.2	125.2
Total redeemable noncontrolling interest	—	9.4	9.4	12.6	—
Total stockholders' equity	3,355.6	3,241.0	3,110.6	317.9	259.6
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$5,113.9	$5,321.0	$5,265.7	$476.7	$384.8

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. See “Risk Factors” and “Forward-Looking Statements” above.

A detailed comparison of the Company’s 2018 operating results to its 2017 operating results can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s 2018 Annual Report on Form 10-K filed February 22, 2019 at www.sec.gov.

Overview

Cboe Global Markets, Inc. is one of the world’s largest exchange holding companies, offering cutting-edge trading and investment solutions to investors around the world. The Company is committed to defining markets to benefit its participants and drive the global marketplace forward through product innovation, leading edge technology and seamless trading solutions.

Cboe offers trading across a diverse range of products in multiple asset classes and geographies, including options, futures, U.S. and European equities, exchange-traded products (“ETPs”), global foreign exchange (“FX”) and multi-asset volatility products based on the VIX Index, recognized as the world’s premier gauge of U.S. equity market volatility.

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest equities stock exchanges by value traded in Europe and is a leading market globally for ETP listings and trading.

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

Options. Our options segment includes listed options on market indices (“index options”), mostly on an exclusive basis, as well as on non-exclusive “multi-listed” options, such as options on the stocks of individual corporations (“equity options”) and options on ETPs, such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”). These options trade on Cboe Options, C2, BZX, and EDGX. Cboe Options is our primary options market and offers trading in listed options through a single system, known as our Hybrid trading model, which integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. C2, BZX, and EDGX are our all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data revenue generated from the U.S. tape plan, the sale of proprietary market data, index licensing, and access and capacity services.

U.S. Equities. The U.S. Equities segment includes listed equities and ETP transaction services that occur on BZX, BYX, EDGX, and EDGA. This segment also includes ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, applicable market data revenue generated from the U.S. tape plans, the sale of proprietary market data, routing services, access and capacity services and advertising activity from ETF.com.

Futures. Our Futures segment includes the business of our futures exchange, CFE, which includes offerings for trading VIX futures and other futures products, as well as revenue generated from the sale of proprietary market data and from access and capacity services.

European Equities. The European Equities segment includes the pan-European listed equities transaction services, ETPs, exchange traded commodities, and international depository receipts that occur on MTFs operated by Cboe Europe Equities. It also includes the listings business where ETPs can be listed on RMs. Cboe Europe Equities operates lit and dark books, a periodic auctions book, and a Large-in-Scale (“LIS”) trading negotiation facility. Cboe NL, launched in October 2019, operates similar business functionality that is offered by Cboe Europe, other than LIS, and provides for trading only in European Economic Area symbols. Cboe Europe Equities also includes revenue generated from the sale of proprietary market data and from access and capacity services.

Global FX. Our Global FX segment includes institutional FX trading services that occur on the Cboe FX platform, as well as non-deliverable forward FX transactions offered for execution on Cboe SEF, as well as revenue generated from the sale of proprietary market data and from access and capacity services.

General Factors Affecting Results of Operations

In broad terms, our business performance is impacted by a number of drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, the regulatory environment for capital markets, geopolitical events, central bank policies and changing technology, particularly in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends, including:

●	trading volumes on our proprietary products such as VIX options and futures and SPX options;
●	trading volumes in listed equity securities and ETPs in both the U.S. and Europe, volumes in listed equity options, and volumes in institutional FX trading;
●	the demand for the U.S. tape plan market data distributed by the Securities Information Processors (SIPs), which determines the pool size of the industry market data revenue we receive based on our market share;
●	consolidation and expansion of our customers and competitors in the industry;
●	the demand for information about, or access to, our markets, which is dependent on the products we trade, our importance as a liquidity center and the quality and pricing of our data and access and capacity services;
●	continuing pressure in transaction fee pricing due to intense competition in the United States and Europe;
●	significant fluctuations in foreign currency translation rates or weakened value of currencies resulting from Brexit; and
●	regulatory changes relating to market structure and increased capital requirements, and those which affect certain types of instruments, transactions, pricing structures, capital market participants or reporting or compliance requirements, including any changes resulting from Brexit.

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

Regulatory Fees

Regulatory fees primarily represent fees collected by the Company to cover the Section 31 fees charged to the Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA) and are charged by the SEC. Consistent with industry practice, the fees charged to customers are based on the fee set by the SEC per notional value of the transaction executed on the Company’s markets. These fees are calculated and billed monthly and are recognized in the U.S. Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principals in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) charged to customers which supports the Company’s regulatory oversight function in the Options segment, as well as other miscellaneous regulatory fees and fines, and cannot be used for non-regulatory purposes.

Other Revenue

Other revenue primarily includes among other items, revenue from various licensing agreements, all fees related to the trade reporting facility operated in the European Equities segment, and revenue associated with advertisements through the Company’s website.

Components of Cost of Revenues

Liquidity Payments

Liquidity payments are directly correlated to the volume of securities traded on our markets. As stated above, we record the liquidity rebates paid to market participants providing liquidity, in the case of C2, BZX, EDGX, and Cboe Europe Limited, as cost of revenue. BYX and EDGA offer a pricing model pursuant to which we rebate liquidity takers for executing against an order resting on our book, which is also recorded as a cost of revenue.

Routing and Clearing

Various rules require that U.S. options and equities trade executions occur at the National Best Bid/Offer (“NBBO”) displayed by any exchange. Linkage order routing consists of the cost incurred to provide a service whereby Cboe equities and options exchanges deliver orders to other execution venues when there is a potential for obtaining a better execution price or when instructed to directly route an order to another venue by the order provider. The service affords exchange order flow providers an opportunity to obtain the best available execution price and may also result in cost benefits to those clients. Such an offering improves our competitive position and provides an opportunity to attract orders which would otherwise bypass our exchanges. We utilize third-party brokers or our broker-dealer, Cboe Trading, to facilitate such delivery.

Section 31 Fees

Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA) are assessed fees pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat these fees as a pass-through charge to customers executing eligible listed equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as regulatory transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. CFE, Cboe Europe Limited and Cboe FX are not U.S. national securities exchanges, and accordingly are not charged Section 31 fees.

Royalty Fees

Royalty fees primarily consist of license fees paid by us for the use of underlying indices in our proprietary products usually based on contracts traded. The Company has licenses with the owners of the S&P 500 Index, S&P 100 Index and certain other S&P indices, FTSE Russell indices, the DJIA, MSCI, and certain other index products. This category also includes fees related to the dissemination of market data related to S&P indices and PULse system terminal fees.

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

Non-Operating Income (Expense)

Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other income (expense). These activities primarily include interest earned on the investing of excess cash, interest expense related to outstanding debt facilities, dividend income, income and unrealized gains and losses related to investments held in a rabbi trust for the Company’s non-qualified retirement and benefit plans, and equity earnings or losses from our investments in other business ventures.

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

Comparison of Years Ended December 31, 2019 and 2018

Overview

The following summarizes changes in financial performance for the year ended December 31, 2019, compared to the year ended December 31, 2018:

Total Revenues (in millions)

$2,768.8
$2,496.1
2018
2019

Revenues less cost of revenues (in millions)

$1,216.9
$1,136.9
2018
2019

Net Income (in millions)

$425.2
$370.8
2018
2019

EBITDA Margin[1]

66.6%
63.0%
2018
2019

Adjusted EBITDA Margin[1]

69.1%
69.0%
2018
2019

Basic Earnings Per Share

$3.78
$3.35
2018
2019

Diluted Earnings Per Share

$3.76
$3.34
2018
2019

Adjusted Diluted Earnings per Share[1]

$5.02
$4.73
2018
2019

(1)	These are Non-GAAP figures for which reconciliations are provided below.

	Year Ended
	December 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$2,496.1	$2,768.8	$(272.7)	(9.8)%
Total cost of revenues	1,359.2	1,551.9	(192.7)	(12.4)%
Revenues less cost of revenues	1,136.9	1,216.9	(80.0)	(6.6)%
Total operating expenses	599.7	617.5	(17.8)	(2.9)%
Operating income	537.2	599.4	(62.2)	(10.4)%
Income before income tax provision	501.4	571.2	(69.8)	(12.2)%
Income tax provision	130.6	146.0	(15.4)	(10.5)%
Net income	$370.8	$425.2	$(54.4)	(12.8)%
Basic earnings per share	$3.35	$3.78	$(0.43)	(11.4)%
Diluted earnings per share	3.34	3.76	(0.42)	(11.1)%
EBITDA(1)	$715.8	$810.3	$(94.5)	(11.7)%
EBITDA margin(2)	63.0%	66.6%	(3.6)%	*
Adjusted EBITDA(1)	$784.1	$840.4	$(56.3)	(6.7)%
Adjusted EBITDA margin(3)	69.0%	69.1%	(0.1)%	*
Adjusted earnings(4)	$528.6	$563.4	$(34.8)	(6.2)%
Diluted weighted average shares outstanding	111.8	112.2	(0.4)	(0.4)%
Adjusted Diluted earnings per share(5)	$4.73	$5.02	$(0.29)	(5.8)%

* Not meaningful

(1)	EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs, provision for notes receivable, loss on disposal of data processing software, change in fair value of contingent consideration, and impairment charges attributed to noncontrolling interest. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(3)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(4)	Adjusted earnings is defined as net income adjusted for amortization of purchased intangibles, acquisition-related costs, provision for notes receivable, change in fair value of contingent consideration, change in redemption value of noncontrolling interest, tax provision re-measurements, impairment charges attributed to noncontrolling interest, and net income allocated to participating securities, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(5)	Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding.

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2019
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$202.7	$111.8	$45.5	$18.3	$(5.0)	$(0.6)	$372.7
Interest	—	—	—	(0.4)	—	36.3	35.9
Income tax provision (benefit)	124.8	20.2	37.4	3.2	0.1	(55.1)	130.6
Depreciation and amortization	38.5	76.0	2.5	28.7	29.9	1.0	176.6
EBITDA	366.0	208.0	85.4	49.8	25.0	(18.4)	715.8
Acquisition-related costs	20.5	—	—	1.7	0.3	26.0	48.5
Provision for notes receivable	6.1	17.3	—	—	—	—	23.4
Impairment charges attributable to noncontrolling interest	—	—	—	—	—	(3.6)	(3.6)
Adjusted EBITDA	$392.6	$225.3	$85.4	$51.5	$25.3	$4.0	$784.1

	Year Ended December 31,
	2018
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$267.5	$120.5	$42.7	$19.2	$(11.8)	$(16.0)	$422.1
Interest	(0.5)	—	—	(0.2)	—	38.9	38.2
Income tax provision (benefit)	132.7	19.5	42.8	4.8	0.1	(53.9)	146.0
Depreciation and amortization	46.4	87.1	2.2	31.3	34.6	2.4	204.0
EBITDA	446.1	227.1	87.7	55.1	22.9	(28.6)	810.3
Acquisition-related costs	15.4	—	—	1.5	0.1	13.0	30.0
Change in fair value of contingent consideration	—	—	—	—	0.1	—	0.1
Adjusted EBITDA	$461.5	$227.1	$87.7	$56.6	$23.1	$(15.6)	$840.4

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings:

	Year Ended December 31,
	2019	2018
	(in millions)
Net income allocated to common stockholders	$372.7	$422.1
Amortization of acquired intangible assets	138.5	160.6
Acquisition-related costs	48.5	30.0
Provision for notes receivable	23.4	—
Change in fair value of contingent consideration	—	0.1
Change in redemption value of noncontrolling interest	0.5	1.3
Tax effect of adjustments	(50.7)	(49.4)
Tax provision re-measurements	—	(0.4)
Impairment charges attributed to noncontrolling interest	(3.6)	—
Net income allocated to participating securities	(0.7)	(0.9)
Adjusted earnings	$528.6	$563.4

The following summarizes changes in certain operational and financial metrics for the year ended December 31, 2019, compared to the year ended December 31, 2018:

	Year Ended
	December 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Total contracts	7.3	7.9	(0.6)	(7.6)%
Market ADV	19.4	20.5	(1.1)	(5.4)%
Index contract ADV	1.9	2.2	(0.3)	(13.6)%
Multi-Listed contract ADV	5.4	5.7	(0.3)	(5.3)%
Number of trading days	252	251	1	0.4%
Total Options revenue per contract (RPC) (1)	$0.235	$0.258	$(0.023)	(8.9)%
Multi-Listed Options RPC (1)	0.059	0.069	(0.010)	(14.5)%
Index Options RPC (1)	0.746	0.736	0.010	1.4%
Market share	37.7%	38.5%	(0.8)%	*
U.S. Equities:
ADV:
Total touched shares (in billions)	1.2	1.4	(0.2)	(14.3)%
Market ADV (in billions)	7.0	7.3	(0.3)	(4.1)%
Trading days	252	251	1.0	0.4%
Market share	16.3%	18.4%	(2.1)%	*
U.S. Equities (net capture per one hundred touched shares)(2)	$0.025	$0.025	$—	—%
U.S. ETPs: launches (number of launches)	57	61	(4.0)	(6.6)%
U.S. ETPs: listings (number of listings)	353	290	63	21.7%
Futures:
ADV (in thousands)	249.0	300.0	(51.0)	(17.0)%
Trading days	252	252	—	—%
Revenue per contract	$1.756	$1.694	$0.062	3.7%
European Equities:
ADNV:
Matched and touched ADNV (in billions)	€7.7	€10.4	€(2.7)	(26.0)%
Market ADNV (in billions)	37.9	46.5	(8.6)	(18.5)%
Trading days	256	256	—	—%
Market share	20.2%	22.3%	(2.1)%	*
European Equities (net capture per matched notional value in basis points)(3)	0.227	0.192	0.035	18.2%
Average Euro/British pound exchange rate	£0.877	£0.884	£(0.007)	(0.8)%
Global FX:
ADNV (in billions)	$32.3	$37.4	$(5.1)	(13.6)%
Trading days	259	259	—	—%
Global FX (net capture per one million dollars traded)(4)	2.71	2.56	0.15	5.9%
Average British pound/U.S. dollar exchange rate	$1.277	$1.335	$(0.058)	(4.3)%

* Not meaningful

(1)	Revenue per contract represents transaction fees less liquidity payments and routing and clearing costs divided by total contracts traded during the period.
(2)	Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX and EDGA and the number of trading days for the period.
(3)	Net capture per matched notional value in basis points refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Limited and the number of trading days for the period.
(4)	Net capture per one million dollars traded refers to net transaction fees, divided by the product of one-millionth of ADNV traded on the Cboe FX market, the number of trading days, and two, which represents the buyer and seller that are both charged on the transaction for the period.

Revenues

Total revenues for the year ended December 31, 2019 decreased $272.7 million, or 9.8%, compared to the prior period primarily due to a $270.7 million, or 13.6% decrease in transaction fees as a result of a decline in overall market volumes across all segments. The following summarizes changes in revenues for the year ended December 31, 2019 compared to the year ended December 31, 2018:

	Year Ended
	December 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(in millions, except percentages)
Transaction fees	$1,716.2	$1,986.9	$(270.7)	(13.6)%
Access and capacity fees	221.9	211.0	10.9	5.2%
Market data fees	213.5	204.0	9.5	4.7%
Regulatory fees	311.7	333.9	(22.2)	(6.6)%
Other revenue	32.8	33.0	(0.2)	(0.6)%
Total revenues	$2,496.1	$2,768.8	$(272.7)	(9.8)%

Transaction Fees

Transaction fees decreased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to a 2.1% point decline in market share and a 4.1% decline in market ADV within the U.S. Equities segment, and a 5.4% decline in overall options market ADV, including a 13.6% decrease in index options ADV. Also contributing to the decline was an 18.5% decrease in European Equities ADNV, coupled with a 2.1% point decline in market share, partially offset by an 18.2% increase in net capture, as well as a 17.0% decline in Futures ADV.

Access and Capacity Fees

Access and capacity fees increased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to an increase in subscribers on Cboe Options and the U.S. Equities exchanges.

Market Data Fees

Market data fees increased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to an increase of $12.9 million within the Options segment as the result of an increase in subscribers, partially offset by a $3.3 million decline in tape plan market data revenue within the U.S. Equities segment as the result of a decline in market share.

Regulatory Fees

Regulatory transaction fees decreased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to a decline in volumes in the U.S. Equities segment, partially offset by an increase in the average Section 31 fee rate for 2019 and increased fines and assessments.

Other Revenue

Other revenue was relatively flat for the year ended December 31, 2019 compared to the same period in 2018.

Cost of Revenues

Cost of revenues decreased in the year ended December 31, 2019 compared to the same period in 2018 primarily due to lower liquidity payments driven by a decrease in volumes traded on the U.S. Equities, Options, and European Equities exchanges, as well as a decrease in Section 31 fees within the U.S. Equities segment of $30.6 million. The following summarizes changes in cost of revenues for the year ended December 31, 2019 compared to the prior year:

	Year Ended
	December 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(in millions, except percentages)
Liquidity payments	$964.7	$1,113.0	$(148.3)	(13.3)%
Routing and clearing	35.8	39.1	(3.3)	(8.4)%
Section 31 fees	271.4	302.4	(31.0)	(10.3)%
Royalty fees	86.8	97.4	(10.6)	(10.9)%
Other	0.5	—	0.5	100.0%
Total	$1,359.2	$1,551.9	$(192.7)	(12.4)%

Liquidity Payments

Liquidity payments decreased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to a decrease in volumes traded on the U.S. Equities, Options, and European Equities exchanges.

Routing and Clearing

The decrease in routing and clearing fees for the year ended December 31, 2019 compared to the same period in 2018 was primarily due to a decrease in routed shares in the U.S. Equities segment and a decrease in fees per routed contract in the Options segment.

Section 31 Fees

Section 31 fees decreased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to a decline in volumes in the U.S. Equities segment, partially offset by an increase in the average Section 31 fee rate for 2019.

Royalty Fees

Royalty fees decreased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to lower trading volumes in licensed products in 2019.

Revenues Less Cost of Revenues

Revenues less cost of revenues decreased $80.0 million, or 6.6%, in the year ended December 31, 2019 compared to the same period in 2018, primarily due to a $119.1 million, or 14.3%, decrease in transaction fees less liquidity payments and routing and clearing costs, partially offset by an increase in access and capacity fees and an increase in market data fees.

The following summarizes the components of revenues less cost of revenues for the year ended December 31, 2019, presented as a percentage of revenues less cost of revenues and compared to the prior year:

				Percentage of
				Revenues Less
				Cost of
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2019	2018	Change	2019	2018
	(in millions, except percentages)
Transaction fees less liquidity payments and routing and clearing costs	$715.7	$834.8	(14.3)%	63.0%	68.6%
Access and capacity fees	221.9	211.0	5.2%	19.5%	17.3%
Market data fees	213.5	204.0	4.7%	18.8%	16.8%
Regulatory fees, less Section 31 fees	40.3	31.5	27.9%	3.5%	2.6%
Royalty fees	(86.8)	(97.4)	(10.9)%	(7.6)%	(8.0)%
Other	32.3	33.0	(2.1)%	2.8%	2.7%
Revenues less cost of revenues	$1,136.9	$1,216.9	(6.6)%	100.0%	100.0%

Transaction Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction fees less liquidity payments and routing and clearing costs (“Net Transaction Fees”) decreased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to a 5.4% decline in overall options market ADV, including a 13.6% decrease in index options ADV, a 17.0% decrease in Futures ADV, a 2.1% point decline in market share and a 4.1% decline in market ADV within the U.S. Equities segment, and an 18.5% decrease in ADNV coupled with a 2.1% point decline in market share, partially offset by a 18.2% increase in net capture within the European Equities segment.

Access and Capacity Fees

Access and fees increased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to an increase in subscribers on Cboe Options and the U.S. Equities exchanges.

Market Data Fees

Market data fees increased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to an increase of $12.9 million within the Options segment as the result of an increase in subscribers, partially offset by a $3.3 million decline in tape plan market data revenue within the U.S. Equities segment as the result of a decline in market share.

Regulatory Fees, less Section 31 Fees

Regulatory fees, less Section 31 Fees, increased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to an increase in fines and assessment fees.

Royalty Fees

Royalty fees decreased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to lower trading volumes in licensed products in 2019.

Other

Other revenue was relatively flat for the year ended December 31, 2019 compared to the same period in 2018.

Operating Expenses

For the year ended December 31, 2019 compared to the year ended December 31, 2018, total operating expenses decreased primarily due to a decline in compensation and benefits and depreciation and amortization, offset by an increase in other expenses and acquisition-related costs. The following summarizes changes in operating expenses for the year ended December 31, 2019 compared to the prior year:

	Year Ended
	December 31,		Increase/	Percent
	2019	2018	(Decrease)	Change
	(in millions, except percentages)
Operating Expenses:
Compensation and benefits	$199.0	$228.8	$(29.8)	(13.0)%
Depreciation and amortization	176.6	204.0	(27.4)	(13.4)%
Technology support services	46.2	47.9	(1.7)	(3.5)%
Professional fees and outside services	68.3	68.3	—	—%
Travel and promotional expenses	11.9	13.0	(1.1)	(8.5)%
Facilities costs	11.0	11.5	(0.5)	(4.3)%
Acquisition-related costs	48.5	30.0	18.5	61.7%
Change in contingent consideration	—	0.1	(0.1)	(100.0)%
Other expenses	38.2	13.9	24.3	174.8%
Total operating expenses	$599.7	$617.5	$(17.8)	(2.9)%

Compensation and Benefits

Compensation and benefits decreased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to a $24.5 million decline in bonus expense, a $8.1 million decrease in stock-based compensation primarily driven by forfeitures of unvested equity awards in the first quarter of 2019, and a $1.6 million decrease in salaries and wages expense, partially offset by an increase in compensation expense for the deferred compensation plans of $3.1 million.

Depreciation and Amortization

Depreciation and amortization decreased for the year ended December 31, 2019 compared to the same period in 2018, due to a decline in amortization under the discounted cash flow method for the intangibles acquired in the Bats acquisition, as well as a change in the accounting classification for the Chicago headquarters building to held for sale, which resulted in depreciation ceasing on the building.

Technology Support Services

Technology support services costs decreased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to a decline in expenses related to data center hosting.

Professional Fees and Outside Services

Professional and outside services fees were flat for the year ended December 31, 2019 compared to the same period in 2018.

Travel and Promotional Expenses

Travel and promotional expenses decreased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to a $0.7 million reduction in travel expenses and a reduction in marketing expenses of $0.2 million.

Facilities Costs

Facilities costs decreased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to a $1.2 million decline in rent expense and a $0.5 million decline in repairs and maintenance expense, partially offset by a $0.5 million increase in real estate taxes and a $0.3 million increase in utilities expenses.

Acquisition-Related Costs

Acquisition-related costs increased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to an increase in severance costs, impairment charges recorded, which included the write down of goodwill attributed to a 2016 acquisition, a loss on disposal of data processing software recorded in the fourth quarter of 2019, and the write down of the Chicago headquarters location attributed to the reduction in employee workspace needed in Chicago as a result of the Bats acquisition. Acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance and retention costs, impairment of goodwill, capitalized software and facilities, and other external costs directly related to the mergers and acquisitions, as well as compensation-related expenses.

Other Expenses

Other expenses increased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to a $23.4 million provision for the notes receivable recorded in the fourth quarter of 2019 as a result of circumstances associated with the development of the consolidated audit trail.

Operating Income

As a result of the items above, operating income for the year ended December 31, 2019 was $537.2 million, compared to $599.4 million for the year ended December 31, 2018, a decrease of $62.2 million, or 10.4%.

Interest Expense, Net

Net interest expense decreased in the year ended December 31, 2019 as the outstanding debt balance decreased from $1,215.4 million at December 31, 2018 to $867.6 million at December 31, 2019.

Other Income, Net

Net other income decreased in the year ended December 31, 2019 compared to the same period in 2018 due to the reversal of the $8.8 million OCC dividend declared in 2018, which was to be paid in 2019, as a result of the SEC’s disapproval of the prior OCC capital plan during the first quarter of 2019.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the year ended December 31, 2019 was $501.4 million compared to $571.2 million for the year ended December 31, 2018, a decrease of $69.8 million, or 12.2%.

Income Tax Provision

For the year ended December 31, 2019, the income tax provision was $130.6 million compared with $146.0 million for the year ended December 31, 2018, a decrease of $15.4 million, primarily due to the decrease in income before income tax provision. The effective tax rate for the year ended December 31, 2019 was 26.0%, compared to a rate of 25.6% for the year ended December 31, 2018.

Net Income

As a result of the items above, net income for the year ended December 31, 2019 was $370.8 million, or 32.6% of revenues less cost of revenues, compared to $425.2 million, or 34.9% of revenues less cost of revenues, for the year ended December 31, 2018, a decrease of $54.4 million, or 12.8%.

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

The following summarizes our total revenues by segment:

				Percentage of
				Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2019	2018	Change	2019	2018
	(in millions, except percentages)
Options	$983.1	$1,057.5	(7.0)%	39.4%	38.2%
U.S. Equities	1,213.1	1,373.1	(11.7)%	48.6%	49.6%
Futures	135.9	149.8	(9.3)%	5.4%	5.4%
European Equities	110.8	131.6	(15.8)%	4.4%	4.8%
Global FX	53.0	56.4	(6.0)%	2.1%	2.0%
Corporate	0.2	0.4	(50.0)%	—%	—%
Total revenues	$2,496.1	$2,768.8	(9.8)%	100.0%	100.0%

The following summarizes our revenues less cost of revenues by segment:

				Percentage of
				Total Revenues
				less Cost of Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2019	2018	Change	2019	2018
	(in millions, except percentages)
Options	$564.1	$611.2	(7.7)%	49.6%	50.2%
U.S. Equities	300.8	310.2	(3.0)%	26.5%	25.6%
Futures	131.3	144.1	(8.9)%	11.5%	11.8%
European Equities	87.5	94.6	(7.5)%	7.7%	7.8%
Global FX	53.0	56.4	(6.0)%	4.7%	4.6%
Corporate	0.2	0.4	(50.0)%	—%	—%
Total revenues less cost of revenues	$1,136.9	$1,216.9	(6.6)%	100.0%	100.0%

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our Options segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2019	2018	Change	2019	2018
	(in millions, except percentages)
Revenues less cost of revenues	$564.1	$611.2	(7.7)%	57.4%	57.8%
Operating expenses	229.8	220.3	4.3%	23.4%	20.8%
Operating income	$334.3	$390.9	(14.5)%	34.0%	37.0%
EBITDA(1)	$366.0	$446.1	(18.0)%	37.2%	42.2%
EBITDA margin(2)	64.9%	73.0%	*	*	*

*  Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenue less cost of revenues decreased $47.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a 5.4% decrease in overall options market ADV, including a 13.6% decrease in index options ADV. For the year ended December 31, 2019, the operating income decreased $56.6 million compared to the year ended December 31, 2018 due to lower revenues less cost of revenues. Operating expenses increased $9.5 million for the year ended December 31, 2019, compared to the prior period, primarily due to the provision for notes receivable related to circumstances associated with the development of the consolidated audit trail recorded in the fourth quarter of 2019, coupled with increases in acquisition-related costs and higher compensation and benefits as a result of higher cost allocations and the loss on disposal of data processing software due to the migration of Cboe Options to the Bats technology platform in 2019, partially offset by a decrease in depreciation and amortization.

U.S. Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our U.S. Equities segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2019	2018	Change	2019	2018
	(in millions, except percentages)
Revenues less cost of revenues	$300.8	$310.2	(3.0)%	24.8%	22.6%
Operating expenses	168.3	169.7	(0.8)%	13.9%	12.4%
Operating income	$132.5	$140.5	(5.7)%	10.9%	10.2%
EBITDA(1)	$208.0	$227.1	(8.4)%	17.1%	16.5%
EBITDA margin(2)	69.1%	73.2%	*	*	*

*      Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenue less cost of revenues decreased $9.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a 2.1% point decline in market share and 4.1% decrease in volumes. For the year ended December 31, 2019, the U.S. Equities segment's operating income decreased $8.0 million compared to the year ended December 31, 2018 as a result of lower revenues less cost of revenues. Operating expenses remained flat for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the provision for notes receivable related to circumstances associated with the development of the consolidated audit trail recorded in the fourth quarter of 2019, offset by decreases in depreciation and amortization, professional fees and outside services, and technology support services.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2019	2018	Change	2019	2018
	(in millions, except percentages)
Revenues less cost of revenues	$131.3	$144.1	(8.9)%	96.6%	96.2%
Operating expenses	48.2	58.4	(17.5)%	35.5%	39.0%
Operating income	$83.1	$85.7	(3.0)%	61.1%	57.2%
EBITDA(1)	$85.4	$87.7	(2.6)%	62.8%	58.5%
EBITDA margin(2)	65.0%	60.9%	*	*	*

*      Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenue less cost of revenues decreased $12.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a 17.0% decline in Futures ADV, partially offset by a 3.7% increase in revenue per contract. For the year ended December 31, 2019, the Futures segment's operating income decreased $2.6 million compared to the year ended December 31, 2018 due to lower revenues less cost of revenues. Operating expenses decreased $10.2 for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a decline in compensation and benefits.

European Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our European Equities segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2019	2018	Change	2019	2018
	(in millions, except percentages)
Revenues less cost of revenues	$87.5	$94.6	(7.5)%	79.0%	71.9%
Operating expenses	67.2	70.5	(4.7)%	60.6%	53.6%
Operating income	$20.3	$24.1	(15.8)%	18.3%	18.3%
EBITDA(1)	$49.8	$55.1	(9.6)%	44.9%	41.9%
EBITDA margin(2)	56.9%	58.2%	*	*	*

*     Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenue less cost of revenues decreased $7.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a 18.5% decline in European Equities ADNV, as well as a 2.1% point decline in market share and the exchange rate impact from British Pounds to U.S. Dollars, partially offset by a 18.2% increase in net capture. For the year ended December 31, 2019, the operating income decreased $3.8 million compared to the year ended December 31, 2018 as a result of lower revenues less cost of revenues. Operating expenses decreased $3.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to decreases in compensation and benefits and depreciation and amortization.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our Global FX segment:

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2019	2018	Change	2019	2018
	(in millions, except percentages)
Revenues less cost of revenues	$53.0	$56.4	(6.0)%	100.0%	100.0%
Operating expenses	57.9	68.1	(15.0)%	109.2%	120.7%
Operating loss	$(4.9)	$(11.7)	(58.1)%	(9.2)%	(20.7)%
EBITDA(1)	$25.0	$22.9	9.2%	47.2%	40.6%
EBITDA margin(2)	47.2%	40.6%	*	*	*

*     Not meaningful

(1)	See footnote (1) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenue less cost of revenues decreased $3.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a 13.6% decline in Global FX ADNV during 2019. For the year ended

December 31, 2019, the Global FX segment's operating loss decreased $6.8 million compared to the year ended December 31, 2018, as a result of lower operating expenses. Operating expenses decreased $10.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to decreases in compensation and benefits and depreciation and amortization.

Liquidity and Capital Resources

Below are charts that reflect our capital allocation:

Outstanding Debt
$1,500.0
$1,250.0
$1,000.0
$750.0
$500.0
$250.0
$-
(In millions)
$1,215.4
$915.6
$299.8
$867.6
$867.6
December 31, 2018
December 31, 2019
Short-Term Debt
Long-Term Debt

Dividends Paid
(in millions)
$130.3
$150.0
2018
2019

Purchase of
Common Stock under
program
(in millions)
$140.9
$156.9
2018
2019

Dividends per share
$1.16
$1.34
2018
2019

We expect our cash on hand at December 31, 2019 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under our revolving credit facility will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, any dividends, potential strategic acquisitions, and opportunities for common stock repurchases under the previously announced program. We may also utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 13 (“Debt”) of the consolidated financial statements for further information.  Our long-term cash needs will depend on many factors, including an introduction of new products, enhancements of current products, the geographic mix of our business and any potential acquisitions. We believe our cash from operations and the availability under our revolving credit facility will meet any long-term needs unless a significant acquisition is identified, in which case we expect that we would be able to borrow the necessary funds to complete such an acquisition.

In February 2020, we acquired Hanweck Associates, LLC (“Hanweck”), a real-time risk analytics company based in New York, and the business of FT Providers, LLC, a portfolio management platform provider based in Chicago, commonly referred to as FT Options (“FT”) with cash on hand.

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of December 31, 2019 decreased

$45.8 million from December 31, 2018 primarily due to share repurchases of $156.9 million and dividends of $150.0 million, offset by net income and other operating activities. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $85.1 million and $72.9 million as of December 31, 2019 and December 31, 2018, respectively. The remaining balance was held in the United States and totaled $144.1 million and $202.2 million as of December 31, 2019 and December 31, 2018, respectively. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include deferred compensation plan assets, as well as investments with original or acquired maturities longer than three months but that mature in less than one year from the balance sheet date and are recorded at fair value. As of December 31, 2019 financial investments consisted of U.S. Treasury securities and deferred compensation plan assets.

Cash Flow

The following table summarizes our cash flow data for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended
	December 31,
	2019	2018	2017
	(in millions)
Net cash provided by operating activities	$632.8	$534.7	$374.4
Net cash used in investing activities	(15.9)	(25.6)	(1,436.5)
Net cash (used in) provided by financing activities	(662.9)	(371.6)	1,099.7
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.2	(5.9)	8.6
(Decrease) increase in cash and cash equivalents	$(45.8)	$131.6	$46.2

Net Cash Flows Provided by Operating Activities

During the year ended December 31, 2019, net cash provided by operating activities was $262.0 million higher than net income. The variance is primarily attributed to the adjustment for depreciation expense of $176.6 million, the change in accounts receivable of $50.3 million, partially offset by the adjustment for provision of unpaid taxes of $37.2 million, the changes in accounts payable and accrued liabilities of $25.7 million, and other prepaid expenses of $16.9 million.

Net cash provided by operating activities was $632.8 million and $534.7 million for the years ended December 31, 2019 and 2018, respectively. The increase in net cash flows provided by operating activities was primarily due to decreases in accounts receivable and increases in income tax liability, and Section 31 fees payable, partially offset by the decline in net income.

Net cash provided by operating activities was $109.5 million higher than net income for the fiscal year ended December 31, 2018. The primary adjustments were related to accounts receivable of $70.3 million, income tax receivable of $53.2 million, provision for deferred income taxes of $47.7 million, and Section 31 fees payable of $24.5 million, partially offset by $204.0 million in depreciation and amortization, accounts payable and accrued liabilities of $46.8 million, income tax liability of $36.1 million, and the recognition of stock-based compensation totaling $35.1 million,.

Net cash provided by operating activities was $534.7 million and $374.4 million for the years ended December 31, 2018 and 2017, respectively. The increase in net cash flows provided by operating activities was primarily due to higher net income.

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities were $15.9 million and $25.6 million for the years ended December 31, 2019 and 2018, respectively. The variance is primarily due to the return of capital from investments, coupled with a higher net cash impact of purchases and sales of available-for-sale investments, offset by purchases of property and equipment.

Net cash flows used in investing activities totaled $25.6 million and $1,436.5 million for the years ended December 31, 2018 and 2017, respectively. Expenditures for capital and other assets totaled $36.3 million and $37.5 million for the years ended December 31, 2018 and 2017, respectively, primarily representing purchases of systems hardware and development of software to develop and enhance our trading platform and operations. In 2018, investing activities primarily represented purchases of property and equipment. In 2017, investing activities primarily represented our acquisition of Bats.

We expect to spend $65 million to $70 million in capital expenditures in 2020 for the headquarters office and trading floor relocations, software development, and general maintenance and ongoing enhancement of our data and telecommunications infrastructure.

Net Cash Flows (Used in) Provided by Financing Activities

For the year ended December 31, 2019, the Company paid down $350.0 million of long-term debt, repurchased $156.9 million of common stock, and paid dividends totaling $150.0 million.

Net cash flows used in financing activities totaled $371.6 million for the year ended December 31, 2018. For the year ended December 31, 2018, $300.0 million was received in proceeds from long-term debt, offset by $325.0 million in payments of long-term debt. Purchase of common stock totaled $140.9 million, and dividends paid totaled $130.3 million. Net cash flows provided by financing activities totaled $1.1 billion for the year ended December 31, 2017. The $1.4 billion decrease in net cash flows provided by financing activities resulted primarily from proceeds from long-term debt not recurring in 2018.

Financial Assets

The following summarizes our financial assets as of December 31, 2019, 2018 and 2017:

	As of December 31,
	2019	2018	2017
	(in millions)
Cash and cash equivalents	$229.3	$275.1	$143.5
Financial investments	71.0	35.7	47.3
Less deferred compensation plan assets	(23.4)	—	—
Less cash collected for Section 31 Fees	(69.0)	(53.1)	(70.5)
Adjusted Cash(1)	$207.9	$257.7	$120.3
(1)	Adjusted Cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented Adjusted Cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of December 31, 2019, 2018 and 2017:

	As of December 31,
	2019	2018	2017
	(in millions)
Debt:
Term Loan Agreement	$225.0	$275.0	$300.0
3.650% Senior Notes	650.0	650.0	650.0
1.950% Senior Notes	—	300.0	300.0
Revolving Credit Agreement	—	—	—
Less unamortized discount and debt issuance costs	(7.4)	(9.6)	(12.1)
Total debt	$867.6	$1,215.4	$1,237.9

At December 31, 2019, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of December 31, 2019 we had an additional $150.0 million available through our revolving credit facility, with the ability to borrow another $100.0 million by increasing the commitments under the facility. Together with Adjusted Cash, we had $357.9 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of December 31, 2019.

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

Share Repurchase Program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014, 2015 and 2016, $150 million in February 2018, $100 million in August 2018, and $250 million in October 2019, for a total authorization of $1.1 billion. The Company expects to fund repurchases primarily through the use of existing cash balances. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Under the program, for the year ended December 31, 2019, the Company repurchased 1,420,654 shares of common stock at an average cost per share of $110.42, totaling $156.9 million. Since inception of the program through December 31, 2019, the Company has repurchased 13,716,009 shares of common stock at an average cost per share of $58.38, totaling $800.8 million.

As of December 31, 2019, the Company had $299.2 million of availability remaining under its existing share repurchase authorizations.

OCC Capital Plan

In December 2014, OCC announced a newly-formed capital plan, under which each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders' equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds were breached. OCC also adopted policies under the plan with respect to fees, customer refunds, and stockholder dividends, which envisioned an annual dividend payment to the exchange stockholders. On March 3, 2015, in accordance with the plan, Cboe Options contributed $30 million to OCC. That contribution has been recorded under investments in the consolidated balance sheets as of December 31, 2019 and 2018.

The SEC initially issued a notice of no objection to OCC’s advance notice filing regarding the capital plan and subsequently approved OCC’s proposed rule filing for the capital plan, but certain petitioners appealed the SEC approval order to the U.S. Court of Appeals for the D.C. Circuit. The court ultimately remanded the matter to the SEC, and on February 13, 2019, the SEC issued an order disapproving the proposed rule change implementing OCC’s capital plan. In an effort to achieve compliance with its target capital requirements in the absence of an approved capital plan, OCC (i) retained funds that otherwise would have been paid to stockholders as dividends and to clearing members as refunds with respect to 2018, and (ii) raised its clearing fees. In connection with the disapproval of the capital plan, OCC returned the capital that had been contributed by its shareholders under the disapproved plan (equal to $30.0 million for Cboe Options) to the respective shareholders in 2019, of which $22.0 million was returned to Cboe Options in the first quarter of 2019 and $8.0 million in the fourth quarter of 2019. With each return of capital described in this paragraph, the Company also incurred a tax expense. OCC agreed to reimburse the Company for part of that tax liability and paid the Company $1.1 million in the third quarter and $0.4 million in the fourth quarter of 2019. OCC did not pay its shareholders any dividend or other return on the retained portion of their capital contributions. As such, the Company reversed the $8.8 million OCC dividend declared in 2018, which was to be paid in 2019, in other income in the consolidated statement of income for the year ended December 31, 2019. The remaining contributed capital has been recorded under investments in the consolidated balance sheet as of December 31, 2019.

On January 24, 2020, upon receipt of SEC approval, OCC established a new capital management policy intended to replace the disapproved capital plan. The new capital management policy provides that, if OCC’s equity capital falls below certain defined thresholds, OCC can access additional capital through an operational loss fee charged to clearing members. None of OCC’s shareholders (including Cboe Options) has any obligation to contribute capital to OCC under the new capital management policy, nor does any shareholder have the right to receive dividends from OCC under such policy.

Lease and Obligations

The Company currently leases additional office space, data centers and remote network operations center, with lease terms remaining from 4 months to 180 months as of December 31, 2019. In September 2019, we entered into two leases that will commence in 2020 for a new principal office space and trading floor space, both located in Chicago, Illinois.

Total rent expense related to current and former lease obligations for the years ended December 31, 2019, 2018 and 2017 totaled $12.4 million, $10.1 million and $7.6 million, respectively. In addition to our lease obligations, we have contractual obligations related to certain operating leases, data and telecommunications agreements, and our long-term debt outstanding. Future minimum payments under these leases and agreements were as follows as of December 31, 2019:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual Obligations	(in millions)
Operating leases	$164.3	$11.3	$30.5	$25.9	$96.6
Principal payments of debt	875.0	—	225.0	—	650.0
Interest payments on debt	187.0	32.1	80.9	48.8	25.2
Total	$1,226.3	$43.4	$336.4	$74.7	$771.8

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements.

Guarantees

We use Wedbush and Morgan Stanley to clear our routed equities transactions in our U.S. Equities segment. Wedbush and Morgan Stanley guarantee the trade until one day after the trade date, after which time the NSCC provides a guarantee. In the case of failure to perform on the part of one of our clearing firms, Wedbush or Morgan Stanley, we provide the guarantee to the counterparty to the trade. OCC acts as a central counterparty on all transactions in listed equity options in our Options segment, and as such, guarantees clearance and settlement of all of our options transactions. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the consolidated financial statements for these guarantees. Similarly, with respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, EDGX, and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations." For a detailed discussion on the application of these and other accounting policies, see Note 2 (“Summary of Significant Accounting Policies”) to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

For further discussion related to revenue recognition of fees, such as transaction fees and liquidity payments, access and capacity fees, market data fees, and regulation transaction and Section 31 fees, see Note 4 (“Revenue Recognition”).

Goodwill and Other Intangible Assets

Our acquisitions of Bats, Cboe Vest Financial Group Inc. (“Vest”), Silexx Financial Systems, LLC (“Silexx”), and LiveVol resulted in the recording of goodwill and other intangible assets. In accordance with ASC 350—Intangibles—Goodwill and Other, we test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances signal indicators of impairment are present. We perform our annual impairment test of goodwill and other indefinite-lived intangible assets during the fourth quarter of our fiscal year, using the October 1 carrying values. Goodwill is tested for impairment at the reporting unit level in accordance with ASC 350-20. If the carrying value of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess. If the fair value of indefinite-lived intangible assets is less than their carrying value, an impairment loss will be recognized in an amount equal to the difference. We performed our annual goodwill impairment test as of October 1, 2019 and determined that no impairment existed.

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

Purchase Accounting

Tangible and intangible assets acquired and liabilities assumed in an acquired business are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, often utilizes independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, could significantly impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. When available, the estimated fair values of these assets and liabilities are determined based on observable inputs, such as quoted market prices, information from comparable transactions, offers made by other prospective acquirers, in such cases where we may have certain rights to acquire additional interests in existing investments, and the replacement cost of assets in the same condition or stage of usefulness (Level 1 and 2). Unobservable inputs, such as expected future cash flows or internally developed estimates of value (Level 3), are used if observable inputs are not available. As noted in ASC 805—Business Combinations, the allocation of the purchase price may be modified up to twelve months after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. See Note 5 (“Acquisitions”) for additional information.

Stock-Based Compensation

We have historically granted stock-based compensation to our employees in the form of restricted stock units. With the acquisition of Bats, we also assumed Bats’ grants of restricted stock and stock options to certain employees. We record the related stock-based compensation expense based on the grant date fair value calculated in accordance with the authoritative guidance issued by FASB. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return performance share units, which incorporated the following assumptions: risk-free interest rate, three-year volatility, and three year correlation with S&P 500 Index. We recognize these stock-based compensation costs on a straight-line basis over the requisite service period of the award. We recognized stock-based compensation expense of approximately $21.8 million, $35.1 million, and $50.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. This expense is included in the compensation and benefits expense and acquisition related costs in the consolidated statements of income.

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

Recent Accounting Pronouncements

See Note 3 (“Recent Accounting Pronouncements”) to the consolidated financial statements for further discussion of recently adopted and recently issued accounting pronouncements that are applicable to the Company.

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

For the year ended December 31, 2019, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table:

	Year Ended
	December 31, 2019
		British
	Euro (1)	Pound (1)
	(in millions, except
	percentages)
Foreign denominated % of:
Revenues	0.3%	4.0%
Cost of revenues	0.1%	1.4%
Operating expenses	0.2%	5.5%
Impact of 10% adverse currency fluctuation on:
Revenues	$0.3	$4.3
Cost of revenues	0.1	0.6
Operating expenses	0.1	1.0
(1)	An average foreign exchange rate to the U.S. dollar for the period was used.

Equity Risk

Our investment in European operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European business are denominated in British pounds or Euros. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive loss (income) within stockholders' equity on our consolidated balance sheet.

Our primary exposure to this equity risk as of December 31, 2019 is presented by foreign currency in the following table:

British
Pound (1)
(in millions)
Net equity investment in Cboe Europe	$727.9
Impact on consolidated equity of a 10% adverse currency fluctuation	72.8
(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds per U.S. dollar as of December 31, 2019.

Credit Risk

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by considering such risk when selecting the counterparties with which we make investments and execute agreements.

We do not have counterparty credit risk with respect to trades matched on our exchanges in the U.S. and Europe. With respect to listed equities, we deliver matched trades of our customers to the NSCC without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all equity transactions occurring on BZX, BYX, EDGX and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, EDGX and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades.

With respect to orders Cboe Trading routes to other markets for execution on behalf of our customers, Cboe Trading is exposed to some counterparty credit risk in the case of failure to perform on the part of our clearing firms, Morgan Stanley or Wedbush. Morgan Stanley and Wedbush guarantee trades until one day after the trade date, after which time NSCC provides a guarantee. Thus, Cboe Trading is potentially exposed to credit risk to the counterparty to a trade routed to another market center between the trade date and one day after the trade date in the event that Morgan Stanley or Wedbush fails. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the consolidated financial statements for these guarantees.

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

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of December 31, 2019 and 2018, our cash and cash equivalents and financial investments were $300.3 million and $310.8 million, respectively, of which $85.1 million and $72.9 million is held outside of the United States in various foreign subsidiaries in 2019 and 2018, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

As of December 31, 2019, we had $875.0 million in outstanding debt, of which $650.0 million relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. The remaining amount outstanding of $225.0 million relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in interest rates relating to the amounts outstanding under the Term Loan Agreement as of December 31, 2019 would decrease annual pre-tax earnings by $2.3 million, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement, as this facility bears interest at fluctuating rates. As of December 31, 2019, there were no outstanding borrowings under our Revolving Credit Agreement. See Note 13 (“Debt”) to the consolidated financial statements for a discussion of debt agreements.

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cboe Global Markets, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cboe Global Markets, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill — US Equities, European Equities, and Global FX Reporting Units—and Indefinite-lived Intangible Assets — Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company’s evaluation of indefinite-lived intangibles (i.e., trading registrations and licenses) for impairment involves the comparison of the aggregate fair value to carrying value. The Company determines the fair value of its reporting units using both income and market approaches, and the fair value of indefinite-lived intangibles using an income approach. The determination of fair value using an income approach requires management to make significant estimates and assumptions related to future revenues. The goodwill balance was $2.68 billion as of December 31, 2019, of which $1,740.4 million, $435.1 million, and $267.2 million was allocated to the US Equities, European Equities, and Global FX reporting units, respectively. The indefinite-lived intangibles balance was $850.4 million as of December 31, 2019. The fair values of the US Equities, European Equities, and Global FX reporting units, and the indefinite-lived intangibles exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.

Given the significant judgments made by management to estimate future revenues, auditing the future revenue assumptions for the US Equities, European Equities, and Global FX reporting units and indefinite-lived intangibles required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, given the difference between the carrying value and the fair value for each.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the future revenue assumptions for the US Equities, European Equities, and Global FX reporting units and indefinite-lived intangibles included the following, among others:

●	We tested the effectiveness of controls over goodwill and indefinite-lived intangibles, including those over the future revenue assumptions.
●	We evaluated management’s ability to accurately forecast future revenues by comparing actual revenues to management’s historical forecasts.
●	We evaluated the reasonableness of management’s future revenue assumptions by:
o	Comparing management’s forecasts with:
◾	Historical revenues.
◾	Internal communications to management and the Board of Directors.
◾	Forecasted information included in Company press releases, as well as analyst and industry reports of the Company and companies in its peer group.
o	Evaluated the impact of changes in the regulatory environment for exchanges and of industry developments on management’s forecasts.
o	Evaluated the impact of changes in management’s forecasts subsequent to October 1, 2019, the annual assessment date.
o	Performed sensitivity analyses to identify potential bias in the determination of the future revenue assumptions.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies and (2) long-term revenue growth rates by:
o	Testing the underlying source information and the mathematical accuracy of the calculations
o	Developing a range of independent estimates and comparing those to the long-term revenue growth rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 21, 2020

We have served as the Company’s auditor since 1973.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cboe Global Markets, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cboe Global Markets, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 21, 2020

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2019 and 2018

(In millions, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$229.3	$275.1
Financial investments	71.0	35.7
Accounts receivables, net	234.7	287.3
Income taxes receivable	56.8	70.4
Other current assets	15.8	15.2
Total Current Assets	607.6	683.7
Investments	61.2	86.2
Land	—	4.9
Property and equipment, net	47.0	71.7
Property held for sale	21.1	—
Operating lease right of use assets	53.4	—
Goodwill	2,682.1	2,691.4
Intangible assets, net	1,589.9	1,720.2
Other assets, net	51.6	62.9
Total Assets	$5,113.9	$5,321.0
Liabilities, Redeemable Noncontrolling Interest and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$171.9	$198.5
Section 31 fees payable	99.0	81.1
Deferred revenue	4.5	8.5
Income taxes payable	4.0	4.1
Current portion of long-term debt	—	299.8
Contingent consideration liability	2.2	3.9
Total Current Liabilities	281.6	595.9
Long-term debt	867.6	915.6
Income tax liability	135.9	114.9
Deferred income taxes	399.7	436.8
Non-current operating lease liabilities	46.7	—
Other non-current liabilities	26.8	7.4
Total Liabilities	$1,758.3	$2,070.6
Commitments and Contingencies

Redeemable Noncontrolling Interest	—	9.4

Stockholders’ Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 125,701,889 and 110,656,892 shares issued and outstanding, respectively at December 31, 2019 and 125,080,496 and 111,601,976 shares issued and outstanding, respectively at December 31, 2018	1.2	1.2
Common stock in treasury, at cost, 15,044,997 shares at December 31, 2019 and 13,478,520 shares at December 31, 2018	(887.1)	(720.1)
Additional paid-in capital	2,691.3	2,660.2
Retained earnings	1,512.6	1,288.2
Accumulated other comprehensive income, net	37.6	11.5
Total Stockholders’ Equity	3,355.6	3,241.0
Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders’ Equity	$5,113.9	$5,321.0

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31, 2019, 2018 and 2017

(In millions, except per share data)

	2019	2018	2017
Revenues:
Transaction fees	$1,716.2	$1,986.9	$1,564.9
Access and capacity fees	221.9	211.0	181.6
Market data fees	213.5	204.0	164.5
Regulatory fees	311.7	333.9	291.5
Other revenue	32.8	33.0	26.6
Total revenues	2,496.1	2,768.8	2,229.1
Cost of revenues:
Liquidity payments	964.7	1,113.0	849.7
Routing and clearing	35.8	39.1	37.6
Section 31 fees	271.4	302.4	260.0
Royalty fees	86.8	97.4	86.2
Other	0.5	—	—
Total cost of revenues	1,359.2	1,551.9	1,233.5
Revenues less cost of revenues	1,136.9	1,216.9	995.6
Operating expenses:
Compensation and benefits	199.0	228.8	201.4
Depreciation and amortization	176.6	204.0	192.2
Technology support services	46.2	47.9	42.1
Professional fees and outside services	68.3	68.3	66.0
Travel and promotional expenses	11.9	13.0	17.2
Facilities costs	11.0	11.5	10.3
Acquisition-related costs	48.5	30.0	84.4
Other expenses	38.2	14.0	10.1
Total operating expenses	599.7	617.5	623.7
Operating income	537.2	599.4	371.9
Non-operating (expenses) income:
Interest expense, net	(35.9)	(38.2)	(41.3)
Other income, net	0.1	10.0	3.8
Income before income tax provision (benefit)	501.4	571.2	334.4
Income tax provision (benefit)	130.6	146.0	(66.2)
Net income	370.8	425.2	400.6
Net loss attributable to noncontrolling interest	4.1	1.3	1.1
Net income excluding noncontrolling interest	374.9	426.5	401.7
Change in redemption value of noncontrolling interest	(0.5)	(1.3)	(1.1)
Net income allocated to participating securities	(1.7)	(3.1)	(3.9)
Net income allocated to common stockholders	$372.7	$422.1	$396.7
Basic earnings per share	$3.35	$3.78	$3.70
Diluted earnings per share	$3.34	$3.76	$3.69

Basic weighted average shares outstanding	111.4	111.8	107.2
Diluted weighted average shares outstanding	111.8	112.2	107.5

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 31, 2019, 2018 and 2017

(In millions)

	2019	2018	2017
Net income	$370.8	$425.2	$400.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	26.1	(39.2)	51.3
Unrealized holding gains on available-for-sale investments	—	—	0.2
Comprehensive income	396.9	386.0	452.1
Comprehensive loss attributable to noncontrolling interest	4.1	1.3	1.1
Comprehensive income excluding noncontrolling interest	401.0	387.3	453.2
Change in redemption value of noncontrolling interest	(0.5)	(1.3)	(1.1)
Comprehensive income allocated to participating securities	(1.7)	(3.1)	(3.9)
Comprehensive income allocated to common stockholders, net of tax	$398.8	$382.9	$448.2

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2019, 2018 and 2017

(In millions)

						Accumulated
				Additional		other	Total	Redeemable
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’	Noncontrolling
	Stock	Stock	Stock	capital	earnings	income (loss), net	equity	Interest
Balance at December 31, 2016	$—	$0.9	$(532.2)	$139.2	$710.8	$(0.8)	$317.9	$12.6
Cash dividends on common stock of $1.04 per share	—	—	—	—	(118.1)	—	(118.1)	—
Stock-based compensation	—	—	—	52.6	—	—	52.6	—
Exercise of common stock options	—	—	—	4.0	—	—	4.0	—
Issuance of vested restricted stock granted to employees	—	—	—	0.3	—	—	0.3	—
Issuance of stock for acquisition of Bats Global Markets, Inc.	—	0.3	—	2,424.4	—	—	2,424.7	—
Common stock issued from employee stock plans	—	—	(26.1)	—	—	—	(26.1)	—
Net income excluding noncontrolling interest	—	—	—	—	401.7	—	401.7	—
Purchase of additional equity interest from noncontrolling interest	—	—	—	3.2	—	—	3.2	(3.2)
Other comprehensive income	—	—	—	—	—	51.5	51.5	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(1.1)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(1.1)	—	(1.1)	1.1
Balance at December 31, 2017	$—	$1.2	$(558.3)	$2,623.7	$993.3	$50.7	$3,110.6	$9.4
Cash dividends on common stock of $1.16 per share	—	—	—	—	(130.3)	—	(130.3)	—
Stock-based compensation	—	—	—	35.1	—	—	35.1	—
Common stock repurchased from employee stock plans	—	—	(20.9)	1.4	—	—	(19.5)	—
Purchase of common stock	—	—	(140.9)	—	—	—	(140.9)	—
Net income excluding noncontrolling interest	—	—	—	—	426.5	—	426.5	—
Other comprehensive loss	—	—	—	—	—	(39.2)	(39.2)	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(1.3)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(1.3)	—	(1.3)	1.3
Balance at December 31, 2018	$—	$1.2	$(720.1)	$2,660.2	$1,288.2	$11.5	$3,241.0	$9.4
Cash dividends on common stock of $1.34 per share	—	—	—	—	(150.0)	—	(150.0)	—
Stock-based compensation	—	—	—	21.8	—	—	21.8	—
Exercise of common stock options	—	—	—	9.3	—	—	9.3	—
Common stock repurchased from employee stock plans	—	—	(11.0)	—	—	—	(11.0)	—
Purchase of common stock	—	—	(156.9)	—	—	—	(156.9)	—
Shares issued under employee stock purchase plan	—	—	0.9	—	—	—	0.9	—
Net income excluding noncontrolling interest	—	—	—	—	374.9	—	374.9	—
Other comprehensive income	—	—	—	—	—	26.1	26.1	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(4.1)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(0.5)	—	(0.5)	0.5
Deconsolidation of former subsidiary with noncontrolling interest	—	—	—	—	—	—	—	(5.8)
Balance at December 31, 2019	$—	$1.2	$(887.1)	$2,691.3	$1,512.6	$37.6	$3,355.6	$—

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2019, 2018 and 2017

(In millions)

	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$370.8	$425.2	$400.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176.6	204.0	192.2
Amortization of debt issuance cost	2.2	2.5	3.6
Change in fair value of contingent consideration	2.6	3.9	1.0
Realized gain on available-for-sale securities	(1.3)	(1.4)	(0.4)
Provision for uncollectable accounts receivable	1.0	—	—
Provision for uncollectable convertible notes receivable	—	—	3.8
Provision for deferred income taxes	(37.2)	(47.7)	(238.4)
Stock-based compensation expense	21.8	35.1	52.6
Loss on disposition of property	4.4	1.0	—
Impairment of assets held for sale	6.1	—	—
Loss related to deconsolidation of former subsidiary	2.0	—	—
Impairment of goodwill	10.5	—	—
Provision for uncollectable notes receivable	23.4	—	—
Impairment of data processing software	—	—	14.9
Equity in investments	(2.2)	(1.1)	(1.4)
Changes in assets and liabilities:
Accounts receivable	50.3	(70.3)	(20.6)
Income taxes receivable	13.5	(53.2)	42.0
Other prepaid expenses	(16.9)	(15.8)	(7.3)
Accounts payable and accrued liabilities	(25.7)	46.8	10.3
Section 31 fees payable	17.9	(24.5)	(42.4)
Deferred revenue	(4.1)	(7.0)	7.8
Income taxes payable	0.1	0.4	(50.5)
Income tax liability	21.0	36.1	6.3
Other liabilities	(4.0)	0.7	0.3
Net Cash Flows provided by Operating Activities	632.8	534.7	374.4
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	—	(1,414.1)
Purchases of available-for-sale financial investments	(108.8)	(166.2)	(136.0)
Proceeds from maturities of available-for-sale financial investments	98.0	178.7	155.1
Return of capital from investments	30.0	—	—
Purchases of investments	—	(1.8)	(4.0)
Purchases of property and equipment	(35.1)	(36.3)	(37.5)
Net Cash Flows used in Investing Activities	(15.9)	(25.6)	(1,436.5)
Cash Flows from Financing Activities:
Proceeds from long-term debt	—	300.0	1,943.9
Principal payments of long term debt	(350.0)	(325.0)	(700.0)
Proceeds from credit facility	—	39.0	—
Payments of credit facility	—	(39.0)	—
Debt issuance costs	—	—	(2.0)
Dividends paid	(150.0)	(130.3)	(118.1)
Purchase of unrestricted stock from employees	(11.0)	(20.9)	(26.1)
Proceeds from exercise of stock-based compensation	9.3	2.1	2.0
Payment of contingent consideration in conjunction with acquisition of a business	(4.3)	(56.6)	—
Purchase of common stock under announced program	(156.9)	(140.9)	—
Net Cash Flows (used in) provided by Financing Activities	(662.9)	(371.6)	1,099.7
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash equivalents	0.2	(5.9)	8.6
(Decrease) Increase in Cash and Cash Equivalents	(45.8)	131.6	46.2
Cash and Cash Equivalents:
Beginning of Period	275.1	143.5	97.3
End of Period	$229.3	$275.1	$143.5
Supplemental disclosure of cash transactions:
Cash paid for income taxes	$134.9	$213.4	$177.4
Interest paid	32.7	38.7	27.0
Supplemental disclosure of noncash transactions:
Forfeiture of common stock for payment of exercise of stock options	—	—	3.7
Supplemental disclosure of noncash investing activities:
Accounts receivable acquired	—	—	117.8
Financial investments acquired	—	—	66.0
Property and equipment acquired	—	—	21.8
Goodwill acquired	—	—	2,653.3
Intangible assets acquired	—	—	2,000.0
Other assets acquired	—	—	32.8
Accounts payable and accrued expenses assumed	—	—	(59.9)
Section 31 fees payable acquired	—	—	(143.6)
Deferred tax liability acquired	—	—	(722.6)
Other liabilities assumed	—	—	(135.5)
Issuance of common stock related to acquisition	—	—	(2,424.7)
Note receivable issued in connection with deconsolidation of former subsidiary	3.7	—	—
Investment recognized in connection with deconsolidation of former subsidiary	2.9	—	—
Net assets of former subsidiary deconsolidated	14.5	—	—

See accompanying notes to consolidated financial statements

Cboe Global Markets, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019 and 2018 and for the
Years ended December 31, 2019, 2018 and 2017

1.  NATURE OF OPERATIONS

Cboe Global Markets, Inc. (“Cboe” or “the Company”) is one of the world’s largest exchange holding companies, offering cutting-edge trading and investment solutions to investors around the world. The Company is committed to defining markets to benefit its participants and drive the global marketplace forward through product innovation, leading edge technology and seamless trading solutions.

Cboe offers trading across a diverse range of products in multiple asset classes and geographies, including options, futures, U.S. and European equities, exchange-traded products (“ETPs”), global foreign exchange (“FX”) and multi-asset volatility products based on the VIX Index, recognized as the world’s premier gauge of U.S. equity market volatility.

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest equities stock exchanges by value traded in Europe and is a leading market globally for ETP listings and trading.

The Company is headquartered in Chicago with offices in Kansas City, New York, London, San Francisco, Amsterdam, Singapore, Hong Kong, and Ecuador.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Accounting

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) as established by FASB.

(b)	Basis of Presentation

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

For those consolidated subsidiaries in which the Company’s ownership is less than 100% and for which the Company has control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as non-controlling interest.

Segment information

The Company has five business segments: Options, U.S. Equities, Futures, European Equities, and Global FX, which is reflective of how the Company’s chief operating decision-maker reviews and operates the business. See Note 17 (“Segment Reporting”) for more information.

(c)	Use of Estimates

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

(d)	Cash and Cash Equivalents

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

(e)	Financial Investments

Financial investments are classified as trading or available-for-sale.

Trading financial investments represent financial investments held by the Company’s broker-dealer subsidiary that retain the industry-specific accounting classification required for broker-dealers and marketable securities held in a rabbi trust for the Company’s non-qualified retirement and benefit plans. The investments held by the broker-dealer subsidiary are recorded at fair value with changes in unrealized gains and losses reflected within interest expense, net in the consolidated statements of income. The investments held in a rabbi trust are recorded at fair value with changes in unrealized gains or losses recorded within other income (expense) and the equal and offsetting charges in the related liability are recorded in compensation and benefits expense in the consolidated statements of income.

Available-for-sale financial investments are comprised of the financial investments not held by the broker-dealer subsidiary, including highly liquid U.S. Treasury securities. Unrealized gains and losses, net of income taxes, are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

Interest on financial investments, including amortization of premiums and accretion of discounts, is recognized as income when earned. Realized gains and losses on financial investments are calculated using the specific identification method and are included in interest expense, net in the accompanying consolidated statements of income.

A decline in the fair value of any available-for-sale investment below carrying amount that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to realizable value. To determine whether an impairment is other-than-temporary, the Company considers all available information relevant to the collectability of the investment, including past events, current conditions, and reasonable and supportable forecasts when developing estimate of cash flows expected to be collected. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

(f)	Accounts Receivable, Net

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

(g)	Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated lives of the assets, generally ranging from three to seven years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation of leasehold improvements is calculated using the straight-line method over the shorter of the related lease term or the estimated useful life of the assets.

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

(h)	Goodwill and Intangible Assets, Net

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the Company’s reporting units based on the assignment of the fair values of each reporting unit of the acquired company. The Company tests goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The impairment test is performed during the fourth quarter using October 1st carrying values, and if the fair value of the reporting unit is found to be less than the carrying value, an impairment loss is recorded. The Company performed its 2019 annual goodwill impairment test and determined that no impairment existed.

Intangible assets, net, primarily include acquired trademarks and trade names, customer relationships, strategic alliance agreements, licenses and registrations and non-compete agreements. Intangible assets with finite lives are amortized based on the discounted cash flow method applied over the estimated useful lives of the intangible assets and are tested for impairment if certain events occur indicating that the carry value may be impaired.

Intangible assets deemed to have indefinite useful lives are not amortized, but instead are tested for impairment at least annually, usually concurrently with goodwill. Impairment exists if the fair value of the asset is less than the carrying amount, and in that case, an impairment loss is recorded. The Company performed its 2019 annual intangible assets impairment test using October 1, 2019 carrying values and determined that no impairment existed.

(i)	Foreign Currency

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

(j)	Income Taxes

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

(k)	Revenue Recognition

For further discussion related to revenue recognition of fees, such as transaction fees and liquidity payments, access and capacity fees, market data fees, and regulation transaction and Section 31 fees, see Note 4 (“Revenue Recognition”).

Concentrations of Revenue and Liquidity Payments

For the years ended December 31, 2019, 2018, and 2017, two members accounted for 18%, 23%, and 17%, respectively, of the Company’s transaction fees. No member accounted for more than 15% of the Company’s total revenue during the years ended December 31, 2019, 2018, and 2017. For the years ended December 31, 2019, 2018, and 2017, no member accounted for more than 15% of the Company’s liquidity payments.

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

(l)	Earnings Per Share

The computation of basic earnings per share is calculated by reducing net income for the period by dividends paid or declared and undistributed net income for the period that are allocated to participating securities to arrive at net income allocated to common stockholders. Net income allocated to common stockholders is divided by the weighted average number of common shares outstanding during the period to determine net income per share allocated to common stockholders.

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

(m)	Stock-Based Compensation

The Company grants stock-based compensation to its employees through awards of restricted stock units. In connection with the acquisition of Bats, Bats previously awarded stock options and restricted stock awards. The Company records stock-based compensation expense for all stock-based compensation granted based on the grant-date fair value. The Company recognizes stock-based compensation expense related to stock-based compensation awards with graded vesting that have a service condition on a straight-line basis over the requisite service period of the entire award.

In connection with the acquisition of Bats, as discussed in Note 20 (“Stock-Based Compensation’) in further detail, each outstanding Bats stock option granted under any of the Bats Plans that was outstanding immediately prior to the effective time of the acquisition of Bats was converted into an option to purchase our common stock, on the same terms and conditions (including vesting schedule) as were applicable to such Bats stock option. All stock options are currently vested. In addition, each award of Bats restricted shares granted under any of the Bats Plans that was unvested immediately prior to the effective time of the acquisition of Bats was assumed by the Company and converted into an award of restricted shares of our common stock, subject to the same terms and conditions (including vesting schedule) that applied to the applicable Bats restricted shares.

The amount of stock-based compensation expense related to awards of restricted stock and restricted stock units is based on the fair value of Cboe Global Markets, Inc. common stock at the date of grant. The fair value is based on a current market-based transaction of the Company’s common stock. If a market-based transaction of the Company’s common stock is not available, then the fair value is based on an independent third-party valuation using equal weighting of two valuation analysis techniques, discounted cash flows and valuation multiples observed from publicly traded companies in a similar industry.

(n)	Business Combinations

The Company records identifiable assets, liabilities and goodwill acquired in a business combination at fair value at the acquisition date. Additionally, transaction-related costs are expensed in the period incurred.

(o)	Debt Issuance Costs

All costs incurred to issue debt are capitalized as a contra-liability and amortized over the life of the loan using the interest method.

(p)	Cost and Equity Method Investments

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

In general, the equity method of accounting is used when the Company owns 20% to 50% of the outstanding voting stock of a company and when it is able to exercise significant influence over the operating and financial policies of a company. The Company has an investment where it has significant influence and as such accounts for the investments under the equity method of accounting. For equity method investments, the Company records the pro-rata share of earnings or losses each period and records any dividends received as a reduction in the investment balance. The equity method investment is evaluated for other-than-temporary declines in value by considering a variety of factors such as the earnings capacity of the investment and the fair value of the investment compared to its carrying amount. If the estimated fair value of the investment is less than the carrying amount and the decline in value is considered to be other than temporary, the excess of the carrying amount over the estimated fair value is recognized in the financial statements as an impairment.

(q)	Leases

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in operating lease right of use (“ROU”) assets, accrued liabilities, and non-current operating lease liabilities on the balance sheet as of December 31, 2019. The Company does not have any finance leases as of December 31, 2019.

ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the lease liabilities, as the rate implicit in the Company’s leases are generally not reasonably determinable. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s leases. The Company elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for short-term leases. For short-term operating leases, lease expense is recognized on a straight-line basis over the lease term.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements – Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding ROU asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases ASU 2018-11, Leases (Topic 842) Targeted Improvements, ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors, and ASU 2019-01, Leases (Topic 842) Codification Improvements, to clarify the implementation guidance. This updated guidance provides an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. These updates are effective for annual and interim periods beginning after December 15, 2018. The Company adopted the new ASUs on January 1, 2019, using the alternative transition approach and will not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to not reassess contracts to determine if they contain leases, lease classification and initial direct costs. The Company’s application of the new standard resulted in changes to the balance sheet but did not have an impact on our consolidated income statements and statements of cash flows. See Note 25 (“Leases”) for more information.

Recent Accounting Pronouncements - Issued, not yet Adopted

In June 2016, the FASB issued ASU 2016-13, Credit Losses. This update replaces the incurred loss impairment methodology in current GAAP with a methodology that requires management to estimate an expected lifetime credit loss on financial assets. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as trade receivables. The update also amends the impairment model for available-for-sale debt securities. The forward-looking expected lifetime credit loss model generally will result in the earlier recognition of allowances for losses. For public entities, the update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted the new ASU on January 1, 2020 using the modified retrospective approach and will not restate comparative periods. Upon the adoption of the standard, the Company expects to recognize an immaterial cumulative-effect adjustment to retained earnings for the expected lifetime credit loss on the financial instruments within the scope of the standard, including accounts receivable, net. Based on the Company’s high turnover and collectability of accounts receivable, as well as the monthly billing process for the majority of revenue, the Company does not expect a significant variance in the recognized loss between the incurred loss impairment methodology under the prior standard and the expected lifetime credit loss model under the update. The financial instruments other than accounts receivable, net that are within the scope of the standard are not materially impacted by the standard. The impact to the consolidated balance sheets is expected to be immaterial in nature and there is no expected impact on the consolidated income statements and statements of cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For public entities, the update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company will adopt the update for the financial statements issued for the first quarter of 2020 and does not anticipate a material impact to the consolidated financial statements.

4.  REVENUE RECOGNITION

The Company’s main types of revenue contracts are:

●	Transaction fees - Transaction fees represent fees charged by the Company for the performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts, however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules. Transaction fees are recognized across all segments. The Company also pays liquidity payments to customers based on its published fee schedules. The Company uses these payments to improve the liquidity on its markets and therefore recognizes those payments as a cost of revenue.
●	Access and capacity fees - Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligation is met. Facilities, systems services and other fees are generally monthly fee-based, although certain services are influenced by trading volume or other defined metrics, while others are based solely on demand. All fees associated with the trading floor are recognized over time in the Options segment. There is no remaining performance obligation after revenue is recognized. This caption is a combination of the previous captions “access fees” and “exchange services and other fees” as the Company migrated all Exchanges to the Company’s current platform. The prior periods presented have been updated to conform to the current period presentation.
●	Market data fees - Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the U.S. exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data. U.S. tape plan market data is recognized in the U.S. Equities and Options segments. Proprietary market data fees are recognized across all segments.
●	Regulatory fees - There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC. The fees charged to customers are based on the fee set by the SEC per notional value of the transaction executed on the

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

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment (in millions):

						Corporate
				European		items and
	Options	U.S. Equities	Futures	Equities	Global FX	eliminations	Total
Year Ended December 31, 2019
Transaction fees	$742.9	$744.6	$110.2	$73.1	$45.4	$—	$1,716.2
Access and capacity fees	104.1	78.9	15.6	16.5	6.8	—	221.9
Market data fees	55.7	138.1	6.5	12.6	0.6	—	213.5
Regulatory fees	64.0	247.0	0.7	—	—	—	311.7
Other revenue	16.4	4.5	2.9	8.6	0.2	0.2	32.8
	983.1	1,213.1	135.9	110.8	53.0	0.2	2,496.1
Timing of revenue recognition
Services transferred at a point in time	$823.3	$996.1	$113.8	$81.7	$45.6	$0.2	$2,060.7
Services transferred over time	159.8	217.0	22.1	29.1	7.4	—	435.4
	983.1	1,213.1	135.9	110.8	53.0	0.2	2,496.1

Year Ended December 31, 2018
Transaction fees	$835.5	$876.4	$128.0	$97.4	$49.6	$—	$1,986.9
Access and capacity fees	99.4	75.6	15.1	14.7	6.2	—	211.0
Market data fees	42.9	140.9	6.6	13.1	0.5	—	204.0
Regulatory fees	60.0	273.8	0.1	—	—	—	333.9
Other revenue	19.7	6.4	—	6.4	0.1	0.4	33.0
	1,057.5	1,373.1	149.8	131.6	56.4	0.4	2,768.8
Timing of revenue recognition
Services transferred at a point in time	$915.2	$1,156.6	$128.1	$103.8	$49.7	$0.4	$2,353.8
Services transferred over time	142.3	216.5	21.7	27.8	6.7	—	415.0
	1,057.5	1,373.1	149.8	131.6	56.4	0.4	2,768.8

Year Ended December 31, 2017
Transaction fees	$673.8	$659.4	$131.7	$66.2	$33.8	$—	$1,564.9
Access and capacity fees	97.3	60.5	9.1	10.6	4.1	—	181.6
Market data fees	41.1	111.0	2.5	9.6	0.3	—	164.5
Regulatory fees	55.4	236.1	—	—	—	—	291.5
Other revenue	15.9	5.5	1.3	3.2	—	0.7	26.6
	883.5	1,072.5	144.6	89.6	38.2	0.7	2,229.1
Timing of revenue recognition
Services transferred at a point in time	$745.1	$901.0	$133.0	$69.4	$33.8	$0.7	$1,883.0
Services transferred over time	138.4	171.5	11.6	20.2	4.4	—	346.1
	883.5	1,072.5	144.6	89.6	38.2	0.7	2,229.1

Contract liabilities as of December 31, 2019 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at January 1, 2019	Cash Additions	Revenue Recognized	Balance at December 31, 2019
Liquidity provider sliding scale (1)	$—	$9.6	$(9.6)	$—
Other, net	8.5	31.7	(35.7)	4.5
Total deferred revenue	$8.5	$41.3	$(45.3)	$4.5
(1)	Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

5.  ACQUISITIONS

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

Other Acquisitions

In January 2016, the Company, through its subsidiary Cboe Vest, LLC (“Cboe Vest”), acquired a majority of the outstanding equity of Vest, an asset investment manager focused on Target Outcome Investment strategies. The purchase price consisted of $18.9 million in cash, reflecting payments of $14.9 million to former stockholders and $4.0 million to Vest for newly issued shares, and represented an ownership interest of 60% resulting in the consolidation of Vest operations. The remaining 40% noncontrolling interest was held by the remaining Vest stockholders. The remaining Vest stockholders had a put option that could have been exercised to Vest and Vest had a call option that could have been exercised to the remaining stockholders. The put and call options could have been exercised after five years though they could have been accelerated by certain employment-related actions. The combination of the noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest, which was classified outside of permanent equity on the consolidated balance sheet. The Company’s ownership interest decreased in August 2019 which resulted in the deconsolidation of Vest operations and the elimination of the redeemable noncontrolling interest. See Note 7 (“Investments”) for further information on the deconsolidation and Note 16 (“Redeemable Noncontrolling Interest”) for further information on the redeemable noncontrolling interest.

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

The Company expensed $48.5 million of acquisition-related costs during the year ended December 31, 2019 that included $19.3 million of compensation-related costs, $10.5 million of impairment of goodwill charges, $6.1 million of impairment of facilities charges, $4.5 million loss on disposal of data processing software, $3.9 million of professional fees, $2.2 million of termination fees related to an assigned lease agreement, and $2.0 million of general and administrative expenses. These expenses relate to Bats and other acquisitions, and are included in acquisition-related costs in the consolidated statements of income.

The Company expensed $30.0 million of acquisition-related costs during the year ended December 31, 2018 that included $23.6 million of compensation-related costs, $2.7 million of stock based compensation, $3.0 million of professional fees, and $0.6 million of general and administrative expenses. These expenses relate to Bats and other acquisitions, and are included in acquisition-related costs in the consolidated statements of income.

The Company expensed $84.4 million of acquisition-related costs during the year ended December 31, 2017 that included $44.2 million of compensation-related costs, $24.4 million of professional fees, $14.9 million of an impairment of capitalized data processing software, and $0.9 million of facilities expenses. These expenses relate to Bats and other acquisitions, and are included in acquisition-related costs in the consolidated statements of income.

6.  SEVERANCE

Subsequent to the Bats acquisition, the Company determined that certain employees' positions were redundant. As such, the Company communicated employee termination benefits to these employees.

The following is a summary of the employee termination benefits recognized within compensation and benefits in the consolidated statements of income (in millions):

Employee Termination Benefits
Balance at December 31, 2018	$6.1
Termination benefits accrued	10.7
Termination payments made	(10.1)
Balance at December 31, 2019	$6.7

7.  INVESTMENTS

As of December 31, 2019 and 2018, the Company's investments were comprised of the following (in millions):

	As of December 31,
	2019	2018
Equity method investments:
Investment in Signal Trading Systems, LLC	$12.6	$12.4
Investment in EuroCCP	10.3	9.3
Total equity method investments	22.9	21.7

Cost method investments:
Investment in OCC	0.3	30.3
Investment in Eris Exchange Holdings, LLC	20.8	20.0
Investment in American Financial Exchange, LLC	8.6	5.9
Investment in Cboe Vest Financial Group, Inc.	2.9	—
Other cost method investments	5.7	8.3
Total cost method investments	38.3	64.5

Total investments	$61.2	$86.2

Equity Method Investments

Equity method investments include investments in Signal Trading Systems, LLC, a 50% joint venture with FlexTrade System, Inc. to develop and market a multi-asset front-end order entry system, and EuroCCP, a Dutch domiciled clearing house. EuroCCP is one of three interoperable central counterparties, or CCPs, used to clear trades conducted on Cboe Europe Limited’s and Cboe Europe NL’s markets. Cboe Europe Limited owns 20% of EuroCCP and can exercise significant influence over the entity as an equal shareholder with four other investors.

Cost Method Investments

The carrying amount of cost method investments totaled $38.3 million and $64.5 million as of December 31, 2019 and 2018, respectively, and is included in investments in the consolidated balance sheets. The Company accounts for these investments using the measurement alternative primarily as a result of the Company's inability to exercise significant influence as the Company is a smaller shareholder of these investments and the lack of readily determinable fair values. As of December 31, 2019, cost method investments primarily reflect a 20% investment in OCC and minority investments in American Financial Exchange, LLC, CurveGlobal, Vest, and Eris Exchange Holdings, LLC.

In December 2014, OCC announced a newly-formed capital plan, under which each of OCC's existing exchange stockholders agreed to contribute its pro-rata share, based on ownership percentage, of $150 million in equity capital, which would increase OCC's shareholders' equity, and to provide its pro rata share in replenishment capital, up to a maximum of $40 million per exchange stockholder, if certain capital thresholds were to be breached. OCC also adopted policies under the plan with respect to fees, customer refunds, and stockholder dividends, which envisioned an annual dividend payment to the exchange stockholders. On March 3, 2015, in accordance with the plan, Cboe Options contributed $30 million to OCC. That contribution was recorded under investments in the consolidated balance sheets as of December 31, 2018. In 2019, OCC did not disburse annual dividends under the capital plan. In 2018 and 2017, OCC disbursed annual dividends under the capital plan and the Company, via its ownership interests, received $6.0 million in 2018 and $5.0 million in 2017.

The SEC initially issued a notice of no objection to OCC’s advance notice filing regarding the capital plan and subsequently approved OCC’s proposed rule filing for the capital plan, but certain petitioners appealed the SEC approval order to the U.S. Court of Appeals for the D.C. Circuit. The court ultimately remanded the matter to the SEC, and on February 13, 2019, the SEC issued an order disapproving the proposed rule change implementing OCC’s capital plan. In an effort to achieve compliance with its target capital requirements in the absence of an approved capital plan, OCC has (i) retained funds that otherwise would have been paid to stockholders as dividends and to clearing members as refunds with respect to 2018, and (ii) raised its clearing fees. In connection with the disapproval of the capital plan, OCC returned the capital that had been contributed by its shareholders under the disapproved plan (equal to $30.0 million for Cboe Options) to the respective shareholders in 2019, of which $22.0 million was returned to Cboe Options in the first quarter of 2019 and $8.0 million in the fourth quarter of 2019. With each return of capital described in this paragraph, the Company also incurred a tax expense. OCC agreed to reimburse the Company for part of that tax liability and paid the Company $1.1 million in the third quarter and $0.4 million in the fourth quarter of 2019. OCC did not pay its shareholders any dividend or other return on the retained portion of their capital contributions. As such, the Company reversed the $8.8 million OCC dividend declared in 2018, which was to be paid in 2019, in other income in the consolidated statement of income for the year ended December 31, 2019. The remaining contributed capital has been recorded under investments in the consolidated balance sheet as of December 31, 2019. On January 24, 2020, upon receipt of SEC approval, OCC established a new capital management policy intended to replace the disapproved capital plan. The new capital management policy provides that, if OCC’s equity capital falls below certain defined thresholds, OCC can access additional capital through an operational loss fee charged to clearing members. None of OCC’s shareholders (including Cboe Options) has any obligation to contribute capital to OCC under the new capital management policy, nor does any shareholder have the right to receive dividends from OCC under such policy.

In August 2019, the Company’s ownership in Vest was restructured, including a partial sale of its interest to a third-party. As a result of the restructuring, the Company’s ownership and voting interests decreased to less than 20% and less than 5%, respectively, and the Company deconsolidated Vest and changed the accounting methodology of the investment to the cost method. The deconsolidation resulted in a reduction of net assets of $14.5 million and noncontrolling interest of $5.8 million, as well as recognition of $2.9 million investment for the Company’s remaining ownership. The Company recorded an interest-bearing note receivable of $3.7 million for the consideration received from the third-party, which was recognized in other assets, net in the consolidated balance sheet as of December 31, 2019. Additionally, a loss on the sale of $2.0 million was recognized in acquisition-related costs in the consolidated statement of income for the year ended December 31, 2019. See Note 11 (“Goodwill and Intangibles, Net”) for further discussion of the Vest restructuring.

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

8.  FINANCIAL INVESTMENTS

The Company’s financial investments with original or acquired maturities longer than three months, but that mature in less than one year from the balance sheet date and any money market funds that are considered cash and cash equivalents are classified as current assets. The Company’s marketable securities are also classified as current assets within financial investments. The Company’s financial investments are summarized as follows (in millions):

	December 31, 2019
	Cost basis	Unrealized gains	Unrealized losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$47.6	$—	$—	$47.6
Trading securities:
Marketable securities (1)	$23.4	$—	$—	$23.4
Total financial investments	$71.0	$—	$—	$71.0

	December 31, 2018
	Cost basis	Unrealized gains	Unrealized losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$35.7	$—	$—	$35.7
Total financial investments	$35.7	$—	$—	$35.7
(1)	The marketable securities are primarily mutual funds maintained for non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. See Note 18 (“Employee Benefit Plan”) for more information.

9.  PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2019 and 2018 (in millions):

	December 31,	December 31,
	2019	2018
Construction in progress	$1.2	$0.1
Building	—	81.7
Furniture and equipment	164.4	161.6
Total property and equipment	165.6	243.4
Less accumulated depreciation	(118.6)	(171.7)
Property and equipment, net	$47.0	$71.7

Depreciation expense using the straight-line method was $24.5 million, $25.1 million and $31.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As a result of the Merger, there is a reduction in employee workspace needed in Chicago, which led to the decision to market for sale the headquarters location. The Company classified the associated land, building, and certain furniture and equipment of the headquarters location as held for sale, performed an impairment assessment, and ceased depreciation effective May 1, 2019, as the Company anticipates selling the property held for sale in less than twelve months. As of December 31, 2019, the total value of the property classified as property held for sale on the consolidated balance sheet was $21.1 million. The impact of ceasing depreciation of the property held for sale did not result in a material impact to the consolidated financial statements. As a result of the impairment assessment, an impairment charge of $6.1 million was recorded in acquisition-related costs within the Options segment in the accompanying consolidated statements of income.

10.  OTHER ASSETS, NET

Other assets, net consisted of the following as of December 31, 2019 and 2018 (in millions):

	December 31,	December 31,
	2019	2018
Software development work in progress	$2.6	$8.7
Data processing software (1)	84.3	219.0
Less accumulated depreciation and amortization	(57.2)	(193.2)
Data processing software, net	29.7	34.5
Other assets (2)	21.9	28.4
Data processing software and other assets, net	$51.6	$62.9
(1)	During the fourth quarter of 2019, the Company disposed of data processing software for the technology platform known as Cboe Command, as Cboe Options was migrated to the Company’s current platform on October 7, 2019. As a result of the disposal, a loss on disposal of $4.5 million was recorded in acquisition-related costs within the Options segment in the accompanying consolidated statements of income.
(2)	At December 31, 2019 and December 31, 2018, the majority of the balance included long-term prepaid assets and notes receivable. The notes receivable included within other assets, net on the consolidated balance sheets relate to the consolidated audit trail (“CAT”), which involves the creation of a comprehensive audit trail that strives to enhance regulators’ ability to monitor trading activity in the U.S. markets through a phased implementation. While the funding of the CAT is ultimately expected to be provided by both SROs (which includes the Exchanges) and industry members, until fee filings associated with the funding model are effective with or approved by the SEC, the funding to date has solely been provided by the SROs. The funding by the SROs has been done in exchange for promissory notes, which are expected to be repaid once such industry member fees are collected. Until the fee filings associated with the funding model are effective with or approved by the SEC, the SROs may continue to incur additional significant costs. Due to circumstances associated with the development of the CAT in the fourth quarter of 2019, the Company estimated a loss associated with the uncollectibility of the promissory notes, and recorded a provision for the notes receivable of $23.4 million. As of December 31, 2019 and December 31, 2018, the notes receivable, net balance was $9.2 million and $20.3 million, respectively.

Amortization expense related to data processing software was $13.5 million, $18.9 million, and $17.9 million for the years ended December 31, 2019, 2018, and 2017.

11.  GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents the details of goodwill by segment (in millions):

		U.S.	European		Corporate
	Options	Equities	Equities	Global FX	and Other	Total
Balance as of December 31, 2017	$239.4	$1,740.4	$441.6	$267.2	$18.8	$2,707.4
Additions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Changes in foreign currency exchange rates	—	—	(16.0)	—	—	(16.0)
Balance as of December 31, 2018	$239.4	$1,740.4	$425.6	$267.2	$18.8	$2,691.4
Additions	—	—	—	—	—	—
Dispositions	—	—	—	—	(8.3)	(8.3)
Impairment	—	—	—	—	(10.5)	(10.5)
Changes in foreign currency exchange rates	—	—	9.5	—	—	9.5
Balance as of December 31, 2019	$239.4	$1,740.4	$435.1	$267.2	$—	$2,682.1

Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, U.S. Equities, European Equities and Global FX. No goodwill has been allocated to Futures. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.

Based on the restructuring of the ownership of Vest during the second quarter of 2019, an impairment test was performed over the carrying value of the goodwill related to the entity as there was an indication that the carrying value after the restructuring would be less than the fair value. The impairment test indicated that the fair value of the Company’s ownership of the acquired entity was less than the carrying value, which resulted in an impairment charge of $10.5 million within the Corporate and Other segment related to Vest in the year ended December 31, 2019. As a result of the deconsolidation of Vest during the year ended December 31, 2019, the remaining goodwill was disposed of within the Corporate and Other segment at December 31, 2019.

The following table presents the details of the intangible assets (in millions):

		U.S.	European		Corporate
	Options	Equities	Equities	Global FX	and Other	Total
Balance as of December 31, 2017	$198.7	$1,071.8	$427.0	$199.6	$5.5	$1,902.6
Additions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Amortization	(16.8)	(81.5)	(27.7)	(32.7)	(1.3)	(160.0)
Changes in foreign currency exchange rates	—	—	(22.4)	—	—	(22.4)
Balance as of December 31, 2018	$181.9	$990.3	$376.9	$166.9	$4.2	$1,720.2
Additions	—	—	—	—	—	—
Dispositions	—	—	—	—	(3.3)	(3.3)
Amortization	(15.3)	(68.9)	(24.8)	(28.7)	(0.9)	(138.6)
Changes in foreign currency exchange rates	—	—	11.6	—	—	11.6
Balance as of December 31, 2019	$166.6	$921.4	$363.7	$138.2	$—	$1,589.9

For the years ended December 31, 2019, 2018 and 2017, amortization expense was $138.6 million, $160.0 million and $142.9 million, respectively. The estimated future amortization expense is $121.6 million for 2020, $106.9 million for 2021, $94.4 million for 2022, $83.5 million for 2023 and $63.0 million for 2024.

The following tables present the categories of intangible assets at December 31, 2019 and 2018 (in millions):

						Weighted
	December 31, 2019					Average
		U.S.	European		Corporate	Amortization
	Options	Equities	Equities	Global FX	and Other	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$182.2	$—	$—	Indefinite
Customer relationships	38.8	222.9	169.7	140.0	—	17
Market data customer relationships	53.6	322.0	63.6	64.4	—	12
Technology	24.8	22.5	23.9	22.5	—	4
Trademarks and tradenames	1.7	6.0	1.9	1.2	—	6
Accumulated amortization	(47.8)	(224.7)	(77.6)	(89.9)	—
	$166.6	$921.4	$363.7	$138.2	$—

						Weighted
	December 31, 2018					Average
		U.S.	European		Corporate	Amortization
	Options	Equities	Equities	Global FX	and Other	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$176.0	$—	$—	Indefinite
Customer relationships	38.8	222.9	163.9	140.0	3.0	18
Market data customer relationships	53.6	322.0	61.5	64.4	—	13
Technology	24.8	22.5	23.1	22.5	4.0	5
Trademarks and tradenames	1.7	6.0	1.8	1.2	1.0	2
Accumulated amortization	(32.5)	(155.8)	(49.4)	(61.2)	(3.8)
	$181.9	$990.3	$376.9	$166.9	$4.2

12.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of December 31, 2019 and 2018 (in millions):

	December 31, 2019	December 31, 2018
Compensation and benefit related liabilities	$35.2	$52.4
Termination benefits	6.7	6.1
Royalties	18.6	25.0
Accrued liabilities	77.8	91.8
Marketing fee payable	12.6	10.4
Accounts payable	21.0	12.8
Total accounts payable and accrued liabilities	$171.9	$198.5

13.  DEBT

The Company’s debt consisted of the following as of December 31, 2019 and 2018 (in millions):

	December 31, 2019	December 31, 2018
$300 million Term Loan Agreement due December 2021, floating rate	$222.4	$271.1
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	645.2	644.5
$300 million fixed rate Senior Notes due June 2019, stated rate of 1.950%	—	299.8
Revolving Credit Agreement	—	—
Total Debt	$867.6	$1,215.4

Term Loan Agreement

On March 22, 2018, the Company, as borrower, entered into a new Term Loan Credit Agreement (the “Term Loan Agreement”) with Bank of America, N.A. (“Bank of America”), as administrative agent and initial lender, and the several banks and other financial institutions from time to time party thereto as lenders. Bank of America also acted as sole lead arranger and sole bookrunner with respect to the Term Loan Agreement. The Term Loan Agreement provides for a senior unsecured term loan facility in an aggregate principal amount of $300 million. The proceeds of the loan under the Term Loan Agreement were used to repay the $300 million of outstanding indebtedness under the prior term loan agreement entered into on December 15, 2016.

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

The Company repaid $50 million of the outstanding indebtedness of the Term Loan Agreement with cash on hand during the year ended December 31, 2019.

Senior Notes

On January 12, 2017, the Company entered into an indenture (the “Indenture”), by and between the Company and Wells Fargo Bank, National Association, as trustee, in connection with the issuance of $650 million aggregate principal amount of the Company’s 3.650% Senior Notes due 2027 ("3.650% Senior Notes" or the “Senior Notes”, as the context so requires). The form and terms of the 3.650% Senior Notes were established pursuant to an Officer’s Certificate, dated as of January 12, 2017, supplementing the Indenture. The Company used a portion of the net proceeds from the 3.650% Senior Notes to fund, in part, the Merger, including the payment of related fees and expenses and the repayment of Bats’ existing indebtedness, and the remainder for general corporate purposes. The 3.650% Senior Notes mature on January 12, 2027 and bear interest at the rate of 3.650% per annum, payable semi-annually in arrears on January 12 and July 12 of each year, commencing July 12, 2017.

On June 29, 2017, the Company issued $300 million aggregate principal amount of 1.950% Senior Notes due 2019 (“1.950% Senior Notes” and, together with the 3.650% Senior Notes, the “Senior Notes”), which bear interest at the rate of 1.950% per annum, payable semi-annually in arrears on June 28 and December 28 of each year, commencing December 28, 2017.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Senior Notes contains customary restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At December 31, 2019, the Company was in compliance with these covenants.

Revolving Credit Agreement

On December 15, 2016, the Company, as borrower, entered into a syndicated Credit Agreement (the “Revolving Credit Agreement”) with Bank of America, N.A., as administrative agent and as swing line lender, certain lenders named therein (the “Revolving Lenders”).

The Revolving Credit Agreement provides for a senior unsecured $150 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $100 million, for a total of $250 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries. As of December 31, 2019, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes. As of December 31, 2019, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at December 31, 2019, $150 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on December 15, 2021, unless the commitments are terminated earlier, either at our request or, if an event of default occurs, by the Revolving Lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Revolving Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by our subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At December 31, 2019, the Company was in compliance with these covenants.

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the 3.650% Senior Notes as of December 31, 2019 are as follows (in millions):

2020	$—
2021	225.0
2022	—
2023	—
Thereafter	650.0
Principal amounts repayable	875.0
Debt issuance costs	(3.3)
Unamortized discounts on notes	(4.1)
Total debt outstanding	$867.6

Interest expense recognized on the Term Loan Agreement and the Senior Notes is included in interest expense, net in the consolidated statements of income, for the years ended December 31, 2019, 2018 and 2017 are as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Components of interest expense:
Contractual interest	$35.6	$38.0	$39.0
Amortization of debt discount	0.6	0.7	0.6
Amortization of debt issuance costs	1.6	1.8	3.0
Interest expense	$37.8	$40.5	$42.6
Interest income	(1.9)	(2.3)	(1.3)
Interest expense, net	$35.9	$38.2	$41.3

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME, NET

The following represents the changes in accumulated other comprehensive income (loss) by component (in millions):

	Foreign currency	Unrealized		Total Other
	translation	Investment	Post-Retirement	Comprehensive
	adjustment	Gain/Loss	Benefits	Income
Balance at December 31, 2017	$51.3	$0.2	$(0.8)	$50.7
Other comprehensive loss	(39.2)	—	—	(39.2)
Balance at December 31, 2018	$12.1	$0.2	$(0.8)	$11.5
Other comprehensive income	26.1	—	—	26.1
Balance at December 31, 2019	$38.2	$0.2	$(0.8)	$37.6

15.  FAIR VALUE MEASUREMENT

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

The Company applied FASB ASC 820— Fair Value Measurement and Disclosure, which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing the framework for measuring fair value. ASC 820 applies to financial and nonfinancial instruments that are measured and reported on a fair value basis. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

●	Level 1—Unadjusted inputs based on quoted markets for identical assets or liabilities.
●	Level 2—Observable inputs, either direct or indirect, not including Level 1, corroborated by market data or based upon quoted prices in non-active markets.
●	Level 3—Unobservable inputs that reflect management’s best assumptions of what market participants would use in valuing the asset or liability.

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in millions):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$47.6	$47.6	$—	$—
Marketable securities:
Mutual funds	15.7	15.7	—	—
Money market funds	7.7	7.7	—	—
Total assets	$71.0	$71.0	$—	$—
Liabilities:
Contingent consideration liability to related party	$2.2	$—	$—	$2.2
Total Liabilities	$2.2	$—	$—	$2.2

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$35.7	$35.7	$—	$—
Total assets	$35.7	$35.7	$—	$—
Liabilities:
Contingent consideration liability to related party	$3.9	$—	$—	$3.9
Total Liabilities	$3.9	$—	$—	$3.9

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Financial Investments

Financial investments consist of highly liquid U.S. Treasury securities and marketable securities held in a rabbi trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter-dealer brokers and therefore categorized as Level 1. See Note 18 (“Employee Benefit Plan”) for more information.

Contingent Consideration Liability

In connection with the acquisition of the assets of Silexx Financial Systems, LLC (“Silexx”), the Company acquired a contingent consideration arrangement with the former owners of Silexx. The total fair value of this liability at December 31, 2019 was $2.2 million. The fair values are based on estimates of discounted future cash payments, a significant unobservable input, and are considered a Level 3 measurement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand-alone basis. That fair value is compared to the carrying amount of the reporting unit, including its recorded goodwill. Impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying amount of the reporting unit. For the intangible assets, the process also involves using a discounted cash flow method to determine the fair value of each intangible asset. Impairment is considered to have occurred if the fair value of the intangible asset is lower than the carrying amount. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired. During the year ended December 31, 2019, a goodwill impairment charge of $10.5 million was recorded within the Corporate and Other segment. As a result of the impairment and subsequent deconsolidation of Vest, the fair value of the goodwill within the Corporate and Other segment was zero as of December 31, 2019. As of December 31, 2018, none of these assets were required to be recorded at fair value since no impairment indicators were present, see Note 11 (“Goodwill and Intangible Assets, Net”). In addition, property held for sale as of December 31, 2019 was also measured at fair value at December 31, 2019. See Note 9 (“Property and Equipment, Net”) for more information on property held for sale.

Fair Value of Assets and Liabilities

The following table presents the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of December 31, 2019 and 2018 (in millions):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	47.6	47.6	—	—
Deferred compensation plan assets	23.4	23.4	—	—
Total assets	$71.0	$71.0	$—	$—
Liabilities:
Contingent consideration liability to related party	2.2	—	—	2.2
Deferred compensation plan liabilities	23.4	23.4	—	—
Debt	867.6	—	867.6	—
Total liabilities	$893.2	$23.4	$867.6	$2.2

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	35.7	35.7	—	—
Total assets	$35.7	$35.7	$—	$—
Liabilities:
Contingent consideration liability to related party	3.9	—	—	3.9
Debt	1,215.4	—	1,215.4	—
Total liabilities	$1,219.3	$—	$1,215.4	$3.9

Certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and Section 31 fees payable, are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.

Debt

The carrying amount of debt approximates its fair value based on quoted LIBOR or using a fixed rate at December 31, 2019 and 2018 and is considered a Level 2 measurement.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the year ended December 31, 2019 and 2018:

	Level 3 Financial Liabilities for the Year Ended December 31, 2019
	Balance at	Realized (gains)
	Beginning of	losses during			Balance at
	Period	period	Additions	Settlements	End of Period
Liabilities
Contingent consideration liabilities to related party	$3.9	$2.6	$—	$(4.3)	$2.2
Total Liabilities	$3.9	$2.6	$—	$(4.3)	$2.2

	Level 3 Financial Liabilities for the Year Ended December 31, 2018
	Balance at	Realized (gains)
	Beginning of	losses during			Balances at
	Period	period	Additions	Settlements	End of Period
Liabilities
Contingent consideration liabilities to related parties	$56.6	$3.9	$—	$(56.6)	$3.9
Total Liabilities	$56.6	$3.9	$—	$(56.6)	$3.9

16.  REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interest is reported on the consolidated balance sheets in mezzanine equity in Redeemable Noncontrolling Interest. The Company recognizes changes to the redemption value of redeemable noncontrolling interest as they occur and adjusts the carrying value to equal the redemption value at the end of each reporting period. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges or credits against retained earnings, or in the absence of retained earnings, additional paid in capital. The redemption amounts have been estimated based on the fair value of the formerly majority-owned subsidiary Vest. See Note 7 (“Investments”) for more information on the deconsolidation of Vest.

For the year ended December 31, 2019, the following reflects changes in our redeemable noncontrolling interest (in millions):

Redeemable Noncontrolling Interest
Balance as of December 31, 2018	$9.4
Net loss attributable to redeemable noncontrolling interest	(4.1)
Redemption value adjustment of redeemable noncontrolling interest	0.5
Deconsolidation of former subsidiary with noncontrolling interest	(5.8)
Balance as of December 31, 2019	$—

17.  SEGMENT REPORTING

The Company reports five business segments: Options, U.S. Equities, Futures, European Equities, and Global FX, which is reflective of how the Company's chief operating decision-maker reviews and operates the business, as discussed in Note 1 (“Nature of Operations”). Segment performance is primarily based on operating income (loss). Our chief operating decision-maker does not review total assets or statements of income below operating income by segments as key performance metrics; therefore, such information is not presented below. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations unit based on the decision that those activities should not be used to evaluate the segment's operating performance; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

Options. Our options segment includes listed options on market indices (“index options”), mostly on an exclusive basis, as well as on non-exclusive “multi-listed” options, such as options on the stocks of individual corporations (“equity options”) and options on ETPs, such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”). These options trade on Cboe Options, C2, BZX, and EDGX. Cboe Options is our primary options market and offers trading in listed options through a single system, known as our Hybrid trading model, which integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. C2, BZX, and EDGX are our all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data revenue generated from the U.S. tape plan, the sale of proprietary market data, index licensing, and access and capacity services.

U.S. Equities. The U.S. Equities segment includes listed equities and ETP transaction services that occur on BZX, BYX, EDGX, and EDGA. This segment also includes ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, applicable market data revenue generated from the U.S. tape plans, the sale of proprietary market data, routing services, access and capacity services and advertising activity from ETF.com.

Futures. Our Futures segment includes the business of our futures exchange, CFE, which includes offerings for trading VIX futures and other futures products, as well as revenue generated from the sale of proprietary market data and from access and capacity services.

European Equities. The European Equities segment includes the pan-European listed equities transaction services, ETPs, exchange traded commodities, and international depository receipts that occur on MTFs operated by Cboe Europe Equities. It also includes the listings business where ETPs can be listed on RMs. Cboe Europe Equities operates lit and dark books, a periodic auctions book, and a Large-in-Scale (“LIS”) trading negotiation facility. Cboe NL, launched in October 2019, operates similar business functionality that is offered by Cboe Europe, other than LIS, and provides for trading only in European Economic Area symbols. Cboe Europe Equities also includes revenue generated from the sale of proprietary market data and from access and capacity services.

Global FX. Our Global FX segment includes institutional FX trading services that occur on the Cboe FX platform, as well as non-deliverable forward FX transactions offered for execution on Cboe SEF, as well as revenue generated from the sale of proprietary market data and from access and capacity services.

Summarized financial data of reportable segments was as follows (in millions):

						Corporate
				European		items and
	Options	U.S. Equities	Futures	Equities	Global FX	eliminations	Total
Year ended December 31, 2019
Revenues	$983.1	$1,213.1	$135.9	$110.8	$53.0	$0.2	$2,496.1
Operating income (loss)	334.3	132.5	83.1	20.3	(4.9)	(28.1)	537.2
Year ended December 31, 2018
Revenues	$1,057.5	$1,373.1	$149.8	$131.6	$56.4	$0.4	$2,768.8
Operating income (loss)	390.9	140.5	85.7	24.1	(11.7)	(30.1)	599.4
Year ended December 31, 2017
Revenues	$883.5	$1,072.5	$144.6	$89.6	$38.2	$0.7	$2,229.1
Operating income (loss)	252.2	103.2	126.8	8.9	(12.8)	(106.4)	371.9

18.  EMPLOYEE BENEFIT PLAN

Cboe employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under Internal Revenue Code. The Deferred Compensation Plan assets, held in a rabbi trust, are subject to the claims of general creditors of the Company and totaled $23.4 million at December 31, 2019. Although the value of the plans are recorded as an asset in financial instruments on the consolidated balance sheets, there are equal and offsetting liabilities in other non-current liabilities. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both other income (expense) and compensation and benefits expense. The Company contributed $11.3 million, $12.4 million, and $7.7 million to the defined contribution plans for the years ended December 31, 2019, 2018, and 2017, respectively. This expense is included in compensation and benefits in the consolidated statements of income.

For employees of Cboe Europe Limited, the Company contributes to an employee-selected stakeholder contribution plan. The Company’s contribution amounted to $0.7 million, $0.4 million, and $0.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. This expense is included in compensation and benefits in the consolidated statements of income.

19.  REGULATORY CAPITAL

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

As of December 31, 2019, Cboe Trading is required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. At December 31, 2019, Cboe Trading had net capital of $13.3 million, which was $12.8 million in excess of its required net capital of $0.5 million.

As entities regulated by the FCA, Cboe Europe Limited is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe Limited computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. This FRR was $21.8 million at December 31, 2019. At December 31, 2019, Cboe Europe Limited had capital in excess of its required FRR of $36.2 million.

As a Banks, Investment firms, PRUdential (BIPRU) 50k firm, as defined by the Markets in Financial Instruments Directive of the FCA, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at December 31, 2019, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. At December 31, 2019, Cboe Chi-X Europe had capital in excess of its required CRR of $0.5 million. Cboe Chi-X Europe Limited is currently dormant having ceased offering its routing service in November 2018.

On March 8, 2019, Cboe Europe NL received approval from the Dutch Ministry of Finance to operate a RM, a MTF, and an approved publication arrangement in the Netherlands. As a RM, Cboe Europe NL is subject to minimum capital requirements, as established by the Dutch Ministry of Finance in the license of March 8, 2019. As of December 31, 2019, the minimum capital requirement calculated in accordance with the license was $1.6 million. At December 31, 2019, Cboe Europe NL had capital in excess of its requirement of $3.7 million.

As a designated contract market regulated by the CFTC, CFE is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets which may include a line of credit, must be equal to at least six months of its projected operating costs. As of December 31, 2019, CFE had annual projected operating expenses of $56.5 million and had financial resources that exceeded this amount. Additionally, as of December 31, 2019, CFE had projected operating expenses for the upcoming six months of $28.3 million and had unencumbered, liquid financial assets, including a line of credit from Cboe, that exceeded this amount.

As a swap execution facility regulated by the CFTC, Cboe SEF is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of December 31, 2019, Cboe SEF had annual projected operating expenses of $0.8 million and had financial resources that exceeded this amount. Additionally, as of December 31, 2019, Cboe SEF had projected operating expenses for the upcoming six months of $0.4 million and had unencumbered, liquid financial assets that exceeded this amount.

20.  STOCK-BASED COMPENSATION

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

The Company recognized stock-based compensation expense of $21.8 million, $35.1 million, and $52.6 million for the years ended December 31, 2019, 2018, and 2017 respectively. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the consolidated statements of income.

The activity in the Company's stock options and restricted stock, consisting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”), was as follows:

Stock Options

Summary stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(in millions)
Outstanding, December 31, 2017	442,042	$25.36
Exercised	(72,559)	20.08
Outstanding, December 31, 2018	369,483	$26.40
Exercised	(358,649)	26.63
Outstanding and exercisable December 31, 2019	10,834	$18.59	0.5	$1.1

The total intrinsic value of stock options exercised was $26.0 million and $6.4 million for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, to satisfy employee’s tax obligations and cash exercise payment due upon the election to exercise 358,649 stock options, the Company purchased 6,323 shares at a cost of $0.6 million.

RSAs and RSUs

The following table summarizes RSA and RSU activity during the year ended December 31, 2019:

		Weighted
	Number of	average grant
	shares	date fair value
Nonvested stock at December 31, 2018	631,764	$85.85
Granted	216,891	93.45
Vested	(313,856)	83.25
Forfeited	(98,786)	85.50
Nonvested stock at December 31, 2019	436,013	$91.58

RSAs granted to non-employee members of the board of directors have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the RSAs will be forfeited if the director leaves the Company prior to the applicable vesting date. The RSAs have voting rights and entitle the holder to receive dividends.

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

In the year ended December 31, 2019, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 112,023 shares of common stock totaling $11.0 million as the result of the vesting of 313,856 shares of restricted stock.

PSUs

The following table summarizes restricted stock unit contingent upon achievement of performance conditions, or PSU, activity during the year ended December 31, 2019:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2018	151,842	$100.81
Granted	86,134	88.22
Vested	(69,372)	74.56
Forfeited	(36,356)	97.78
Nonvested stock at December 31, 2019	132,248	$107.21

PSUs include awards related to earnings per share during the performance period as well as awards related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return PSUs which incorporated the following assumptions: risk-free interest rate (2.54)%, three-year volatility (20.5)% and three year correlation with S&P 500 Index (0.29). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of our common stock. The vesting period for the PSUs contingent on the achievement of performance conditions is three years. For each of the performance awards, the PSUs will be settled in shares of our common stock following vesting of the PSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change in control of the Company, or a termination of employment following a change in control, or in the event of a participant’s earlier death or disability. Participants have no voting rights with respect to the PSUs until the issuance of the shares of common stock. Dividends are accrued by the Company and will be paid once the PSUs contingent on the achievement of performance conditions vest.

In the year ended December 31, 2019, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 27,477 shares of common stock totaling $2.6 million as the result of the vesting of 69,372 shares of performance stock.

As of December 31, 2019, there were $18.8 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 1.6 years.

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

We record compensation expense over the offering period related to the discount that is given to our employees, which totaled $0.4 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, 722,648 shares were reserved for future issuance under the ESPP.

21.  EQUITY

Common Stock

The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of December 31, 2019, 325,000,000 shares of our common stock were authorized, $0.01 par value, 125,701,889 and 110,656,892 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the Consolidated Balance Sheets. Shares repurchased under the Company’s share repurchase program are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. We held 15,044,997 of common stock in treasury as of December 31, 2019 and 13,478,520 shares as of December 31, 2018.

Share Repurchase Program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014, 2015 and 2016, $150 million in February 2018, $100 million in August 2018, and $250 million in October 2019 for a total authorization of $1.1 billion. The Company expects to fund repurchases primarily through the use of existing cash balances. The program permits the Company to purchase shares, through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Under the program, for the year ended December 31, 2019, the Company repurchased 1,420,654 shares of common stock at an average cost per share of $110.42, totaling $156.9 million. Since inception of the program through December 31, 2019, the Company has repurchased 13,716,009 shares of common stock at an average cost per share of $58.38, totaling $800.8 million.

As of December 31, 2019, the Company had $299.2 million of availability remaining under its existing share repurchase authorizations.

The table below shows the repurchased shares of our common stock under the Company’s share repurchase program during the periods presented as follows:

		Average Repurchase
	Shares Repurchased	Price Per Share	Amount of Repurchases
2019
Fourth quarter	600,442	$115.76	$69,505,515
Third quarter	453,319	115.49	52,355,492
Second quarter	100	104.75	10,477
First quarter	366,793	95.36	34,999,992
Total open market common stock repurchases	1,420,654		156,871,476

2018
Fourth quarter	—	$—	$—
Third quarter	491,899	99.75	49,064,854
Second quarter	468,913	102.92	48,258,926
First quarter	387,142	112.52	43,562,504
Total open market common stock repurchases	1,347,954		140,886,284

2017
Fourth quarter	—	$—	$—
Third quarter	—	—	—
Second quarter	—	—	—
First quarter	—	—	—
Total open market common stock repurchases	—		—

Purchase of Common Stock from Employees

The Company purchased 143,247 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $97.22 during the year ended December 31, 2019. These shares consisted of shares retained to cover payroll withholding taxes or option costs in connection with the vesting of restricted stock awards, restricted stock units, performance share awards, and stock option exercises.

Preferred Stock

The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. For the years ended December 31, 2019, and 2018, the Company had no shares of preferred stock issued or outstanding.

Dividends

During the year ended December 31, 2019, the Company declared and paid cash dividends per share of $1.34 for an aggregate payout of $150.0 million. During the year ended December 31, 2018, the Company declared and paid cash dividends per share of $1.16 for an aggregate payout of $130.3 million.

Each share of common stock, including restricted stock awards and restricted stock units, is entitled to receive dividend and dividend equivalents, respectively, if, as and when declared by the board of directors of the Company. The Company’s expectation is to continue to pay dividends. The decision to pay a dividend, however, remains within the discretion of the Company’s board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our board of directors deems relevant. Future debt obligations and statutory provisions, among other things, may limit, or in some cases prohibit, our ability to pay dividends.

As a holding company, the Company’s ability to declare and continue to pay dividends in the future with respect to its common stock will also be dependent upon the ability of its subsidiaries to pay dividends to it under applicable corporate law.

22.  INCOME TAXES

Net deferred tax assets and liabilities consist of the following as of December 31, 2019 and 2018 (in millions):

	As of December 31,
	2019	2018
Deferred tax assets:
Accrued compensation and benefits	$14.1	$17.1
Property, equipment and technology, net	1.9	2.6
Operating leases	13.5	—
Other	30.5	20.7
Subtotal	60.0	40.4
Valuation allowance	(4.2)	(2.0)
Total deferred tax assets	55.8	38.4
Deferred tax liabilities:
Intangibles	(357.6)	(380.2)
Property, equipment and technology, net	(14.5)	(17.4)
Investments	(68.2)	(75.3)
Operating leases	(13.0)	—
Prepaid expenses or assets	(2.2)	(2.3)
Total deferred tax liabilities	(455.5)	(475.2)
Net deferred tax assets/(liabilities)	$(399.7)	$(436.8)

The Company provides a valuation allowance against deferred tax assets if, based on management’s assessment of historical and projected future operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $4.2 million was recorded against gross deferred tax assets for certain investments, net operating and capital losses as of December 31, 2019.

As of December 31, 2019, we have capital loss carryforwards of $7.9 million, which, if unused, will expire in 2024.

The provision for income taxes for the years ended December 31, 2019, 2018 and 2017 consists of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Current tax expense:
Federal	$98.7	$125.1	$141.0
State	61.2	58.7	25.8
Foreign	7.9	9.9	5.4
Total current tax expense	167.8	193.7	172.2
Deferred income tax expense:
Federal	(28.7)	(18.4)	(227.5)
State	(3.8)	(23.7)	(6.5)
Foreign	(4.7)	(5.6)	(4.4)
Total deferred income tax expense	(37.2)	(47.7)	(238.4)
Total	$130.6	$146.0	$(66.2)

The Company considers a portion of its non-U.S. earnings to be indefinitely reinvested outside of the U.S. to the extent these earnings are not subject to U.S. income tax under an anti-deferral tax regime.

For the years ended December 31, 2019, 2018, and 2017, income before taxes consists of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
U.S. operations	$480.0	$548.3	$326.7
Foreign operations	21.4	22.9	7.7
	$501.4	$571.2	$334.4

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2019, 2018, and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
Impact of federal, state and local tax law & rate changes, net	—%	(3.5)%	(55.1)%
State taxes, net of federal benefit	5.0%	5.0%	4.3%
Uncertain tax positions	2.6%	6.1%	—%
Deduction for Foreign-Derived Intangible Income	(1.2)%	—	—
Section 199 deduction	—%	—%	(2.6)%
Other, net	(1.4)%	(3.0)%	(1.4)%
Effective income tax rate	26.0%	25.6%	(19.8)%

A reconciliation of the beginning and ending uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

	2019	2018	2017
Balance as of January 1	$102.3	$67.8	$41.9
Acquired unrecognized tax benefits	—	—	23.2
Gross increases on tax positions in prior period	3.1	35.0	6.2
Gross decreases on tax positions in prior period	(6.3)	(19.0)	(14.7)
Gross increases on tax positions in current period	18.5	19.0	12.7
Lapse of statute of limitations	(0.9)	(0.5)	(1.5)
Balance as of December 31	$116.7	$102.3	$67.8

As of December 31, 2019, 2018 and 2017, the Company had $114.9 million, $99.5 million, and $68.2 million, respectively, of uncertain tax positions, net of federal benefit, which, if recognized in the future, would affect the effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations and potential audit settlements during the next twelve months are estimated to be approximately $2.4 million.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company's consolidated statements of income and were $6.6 million, $1.1 million, and $(1.5) million for the periods ended December 31, 2019, 2018 and 2017, respectively. Accrued interest and penalties were $19.2 million, $12.6 million and $11.1 million as of December 31, 2019, 2018 and 2017, respectively.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Cboe operates:

U.S. Federal	2008-2019
Illinois	2016-2019
New York	2011-2019
New York City	2011-2019
United Kingdom	2017-2019

The Company petitioned the Tax Court on January 13, 2017, May 7, 2018 and November 29, 2018 for a redetermination of IRS notices of deficiency for Cboe and certain of its subsidiaries for tax years 2011 through 2015 related to its Section 199 claims. The Company also filed a complaint on October 5, 2018 with the Court of Federal Claims for a refund of Section 199 claims related to tax years 2008 through 2010. The Company believes the aggregate amount of any additional liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company. As of December 31, 2019, we have not resolved these matters, and proceedings continue in Tax Court and the Court of Federal Claims.

23.  NET INCOME PER COMMON SHARE

The computation of basic net income per common share is calculated by reducing net income for the period by dividends paid or declared and undistributed net income for the period that are allocated to participating securities to arrive at net income allocated to common stockholders. Net income allocated to common stockholders is divided by the weighted average number of common shares outstanding during the period to determine net income per share allocated to common stockholders.

The computation of diluted net income per share is calculated by dividing net income allocated to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The dilutive effect is calculated using the more dilutive of the two-class or treasury stock method.

Additionally, the change in the redemption value for the noncontrolling interest reduces net income allocated to common stockholders.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Year Ended December 31,
(in millions, except per share amounts)	2019	2018	2017
Basic EPS Numerator:
Net Income	$370.8	$425.2	$400.6
Loss attributable to noncontrolling interest	4.1	1.3	1.1
Net Income excluding noncontrolling interest	374.9	426.5	401.7
Change in redemption value of noncontrolling interest	(0.5)	(1.3)	(1.1)
Earnings allocated to participating securities	(1.7)	(3.1)	(3.9)
Net Income allocated to common stockholders	$372.7	$422.1	$396.7
Basic EPS Denominator:
Weighted average shares outstanding	111.4	111.8	107.2
Basic Net Income Per Common Share	$3.35	$3.78	$3.70

Diluted EPS Numerator:
Net Income	$370.8	$425.2	$400.6
Loss attributable to noncontrolling interest	4.1	1.3	1.1
Net Income excluding noncontrolling interest	374.9	426.5	401.7
Change in redemption value of noncontrolling interest	(0.5)	(1.3)	(1.1)
Earnings allocated to participating securities	(1.7)	(3.1)	(3.9)
Net Income allocated to common stockholders	$372.7	$422.1	$396.7
Diluted EPS Denominator:
Weighted average shares outstanding	111.4	111.8	107.2
Dilutive common shares issued under stock program	0.4	0.4	0.3
Total dilutive weighted average shares	111.8	112.2	107.5
Diluted Net Income Per Common Share	$3.34	$3.76	$3.69

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted net income per common share.

24. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Legal Proceedings

As of December 31, 2019, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of December 31, 2019, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on our earnings in any given reporting period.

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

SIFMA

Securities Industry Financial Markets Association (“SIFMA”) has filed a number of denial of access applications with the SEC to set aside proposed rule changes to establish or modify fees for Cboe Options, C2, BZX, BYX, EDGX and EDGA (the “Exchanges”) market data products and related services (the “Challenged Fees”). The Challenged Fees were held in abeyance pending a decision, which was issued by the SEC on October 16, 2018, on a separate SIFMA denial of access application regarding fees proposed by Nasdaq and the NYSE for their respective market data products. In a second order entered on October 16, 2018, the SEC issued an order (the “Order”) that remanded the stayed Challenged Fees and ordered the Exchanges to: (i) within six months of the Order, provide notice to the SEC of developed or identified fair procedures for assessing the Challenged Fees (the “Procedures”) and (ii) within one year of the Order, apply the Procedures to the Challenged Fees and submit to the SEC a record explaining the Exchanges’ conclusions. On October 26, 2018, the Exchanges filed a motion to reconsider the Order with the SEC. On November 21, 2018, the Exchanges filed with the SEC a joinder motion to NYSE’s prior motion for stay of the Order. On December 3, 2018, SIFMA filed a response to NYSE’s motion for stay. Nasdaq withdrew its motion to reconsider the Order with the SEC on December 4, 2018, and on December 5, 2018, filed a Petition for Review with the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”). On December 14, 2018, the SEC denied the motion for stay but tolled the compliance date set forth in the remand order until ruling is made on the motion to reconsider. The Exchanges and NYSE filed on January 4, 2019 a motion to intervene in the Nasdaq Petition for Review to ensure the ability to participate in the case; the motion to intervene was granted on January 25, 2019. On the same day, SIFMA filed a motion with the D.C. Circuit moving to dismiss or hold in abeyance the Petition for Review. The Exchanges and NYSE submitted on February 6, 2019 a statement of issues for consideration in connection with the Petition for Review pending before the D.C. Circuit. On March 29, 2019, the D.C. Circuit issued an order indicating that SIFMA’s motion to dismiss will be considered with the underlying merits of the Petition for Review. On May 7, 2019, the SEC denied the Exchanges and NYSE’s motion for reconsideration of the Order. The SEC also further tolled the effectiveness of the remand order subject to the resolution of the substantive SIFMA case against Nasdaq and NYSE Arca that is already before the D.C. Circuit. On June 17, 2019, the Exchanges filed a petition for review of the May 7, 2019 SEC order denying reconsideration of the Order with the D.C. Circuit and of the Order. The Exchanges’ joint opening brief was filed on October 23, 2019. Oral arguments were held on February 18, 2020. An adverse ruling in that matter or a subsequent appeal could adversely affect exchange market data fees. However, the Company believes that the claims are without merit and intends to litigate the matter vigorously. The Company is unable to estimate what, if any, liability may result from this litigation.

VIX Litigation

On March 20, 2018, a putative class action complaint captioned Tomasulo v. Cboe Exchange, Inc., et al., No. 18-cv-02025 was filed in federal district court for the Northern District of Illinois alleging that the Company intentionally designed its products, operated its platforms, and formulated the method for calculating VIX and the Special Opening Quotation, (i.e., the special VIX value designed by the Company and calculated on the settlement date of VIX derivatives prior to the opening of trading), in a manner that could be collusively manipulated by a group of entities named as John Doe defendants. A number of similar putative class actions, some of which do not name the Company as a party, were filed in federal court in Illinois and New York on behalf of investors in certain volatility-related products. On June 14, 2018, the Judicial Panel on Multidistrict Litigation centralized the putative class actions in the federal district court for the Northern District of Illinois. On September 28, 2018, plaintiffs filed a master, consolidated complaint that is a putative class action alleging various claims against the Company and John Doe defendants in the federal district court for the Northern District of Illinois. The claims asserted against the Company consist of a Securities Exchange Act fraud claim, three Commodity Exchange Act claims and a state law negligence claim. Plaintiffs request a judgment awarding class damages in an unspecified amount, as well as punitive or exemplary damages in an unspecified amount, prejudgment interest, costs including attorneys’ and experts’ fees and expenses and such other relief as the court may deem just and proper. On November 19, 2018, the Company filed a motion to dismiss the master consolidated complaint and the plaintiffs filed their response on January 7, 2019. The Company filed its reply on January 28, 2019. On May 29, 2019, the federal district court for the Northern District of Illinois granted the Company’s motion to dismiss plaintiffs’ entire complaint against the Company. The state law negligence claim was dismissed with prejudice and the other claims were dismissed without prejudice with leave to file an amended complaint, which plaintiffs filed on July 19, 2019. On August 28, 2019, the Company filed its second motion to dismiss the amended consolidated complaint and plaintiffs filed their response on October 8, 2019. On January 27, 2020, the federal district court for the Northern District of Illinois granted the Company’s second motion to dismiss and all counts against the Company were dismissed with prejudice. Plaintiffs have indicated to the federal district court for the Northern District of Illinois that they intend to seek leave of the court to take an immediate appeal. The Company currently believes that the claims are without merit and intends to litigate the matter vigorously. The Company is unable to estimate what, if any, liability may result from this litigation.

Other

As self-regulatory organizations under the jurisdiction of the SEC, Cboe Options, C2, BZX, BYX, EDGX and EDGA are subject to routine reviews and inspections by the SEC. As a designated contract market under the jurisdiction of the CFTC, CFE is subject to routine reviews and inspections by the CFTC. Cboe SEF, LLC is a swap execution facility registered with the CFTC and subject to routine reviews and inspections by the CFTC. Cboe Trading is subject to reviews and inspections by FINRA. The Company has from time to time received inquiries and investigative requests from the SEC’s Office of Compliance Inspections and Examinations as well as the Division of Enforcement seeking information about our compliance with our obligations as a self-regulatory organization, the federal securities laws as well as our members’ compliance with the federal securities laws. In addition, while Cboe Europe Limited and Cboe Chi-X Europe have not been the subject of any material litigation or regulatory investigation in the past, there is always the possibility of such action in the future. As both companies are domiciled in the U.K., it is likely that any action would be taken in the U.K. courts in relation to litigation or by the FCA in relation to any regulatory enforcement action.

The Company is also currently a party to various other legal proceedings in addition to those already mentioned. Management does not believe that the likely outcome of any of these other reviews, inspections, investigations or other legal proceedings is expected to have a material impact on our consolidated financial condition, results of operations, liquidity or capital resources.

See also Note 10 (“Other Assets, Net”) for information on promissory notes related to the CAT.

See also Note 22 (“Income Taxes”).

Contractual Obligations

See Note 25 (“Leases”) for information on lease obligations.

25. LEASES

The Company currently leases office space, data centers and remote network operations centers under non-cancelable operating leases with third parties as of December 31, 2019. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. As the implicit rate in the Company’s leases are generally not reasonably determinable, the Company applies an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company applied an incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. During the year ended December 31, 2019, an additional $22.1 million of right of use assets and lease liabilities were added related to new and modified operating leases.

In September 2019, the Company signed a new lease to secure approximately 185,000 square feet of office space within the Old Post Office building in Chicago, Illinois, which will serve as the Company’s new global headquarters. The initial term of the lease will be 187 months from the accounting commencement date, which is expected to be in the first quarter of 2020. The Company has the option to renew the lease term for an additional 60 months. The total legally binding minimum lease payments for this lease are approximately $98.8 million. See Note 9 (“Property and Equipment, Net”) for information on the current headquarters location.

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

The following table presents the supplemental balance sheet information related to leases for the year ended December 31, 2019 (in millions):

December 31,
2019
Operating lease right of use assets	$53.4
Total leased assets	$53.4

Accrued liabilities	$8.7
Non-current operating lease liabilities	46.7
Total leased liabilities	$55.4

The following table presents operating lease costs and other information as of and for the year ended December 31, 2019 (in millions, except as stated):

Year Ended December 31,
2019
Operating lease costs (1)	$12.4

Lease term and discount rate information:
Weighted average remaining lease term (years)	9.2
Weighted average discount rate	3.5%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities	$11.2
Right-of-use assets obtained in exchange for lease liabilities (2)	22.1
(1)	Includes short-term lease and variable lease costs, which are immaterial.
(2)	Excludes right-of-use assets and lease liabilities recognized upon adoption of $40.3 million and $42.8 million, respectively.

The total rent expense related to lease obligations, reflected in technology support services and facilities costs line items on the consolidated statements of income, for the years ended December 31, 2019, 2018, and 2017 were $12.4 million, $10.1 million, and $7.6 million, respectively.

The maturities of the lease liabilities are as follows as of December 31, 2019 (in millions):

December 31,
2019
2020	$10.4
2021	10.0
2022	9.3
2023	7.8
2024	3.5
After 2024 (1)	24.2
Total lease payments	$65.2
Less: Interest	(9.8)
Present value of lease liabilities	$55.4

(1) Total lease payments include $20.4 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $115.9 million of legally binding lease payments for leases signed but will commence after December 31, 2019.

26.  QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
Year ended December 31, 2019 (in millions, except per share data)	Quarter	Quarter	Quarter	Quarter
Revenue less cost of revenues	$279.4	$283.2	$294.0	$280.3
Operating income	145.4	125.2	147.4	119.2
Net income	94.1	84.5	105.9	86.3
Net income allocated to common stockholders	93.5	87.6	105.5	86.1
Basic earnings per share	$0.84	$0.79	$0.95	$0.78
Diluted earnings per share	$0.84	$0.78	$0.94	$0.77

	First	Second	Third	Fourth
Year ended December 31, 2018 (in millions, except per share data)	Quarter	Quarter	Quarter	Quarter
Revenue less cost of revenues	$328.5	$283.5	$270.5	$334.4
Operating income	167.7	129.1	126.1	176.5
Net income	118.1	83.0	85.7	138.4
Net income allocated to common stockholders	117.3	82.4	85.0	137.4
Basic earnings per share	$1.04	$0.74	$0.76	$1.23
Diluted earnings per share	$1.04	$0.73	$0.76	$1.23

27.  SUBSEQUENT EVENTS

On February 11, 2020, the Company's board of directors declared a quarterly cash dividend of $0.36 per share. The dividend is payable on March 13, 2020 to stockholders of record at the close of business on March 2, 2020.

On February 19, 2020, the Company granted 163,261 RSUs and 42,173 PSUs to certain officers and employees at a fair value of $120.44 per share, the closing price of the Company’s stock on the grant date. The shares have a three year vesting period based on achievement of certain service, performance and/or market conditions and vesting accelerates upon the occurrence of a termination of employment following a change in control of the Company or in the event of earlier death, disability or qualified retirement.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.

No changes occurred in the Company’s internal control over financial reporting during fourth quarter 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on its assessment of the Company’s internal control over financial reporting, management believes that, as of December 31, 2019, internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 85.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders planned to be held on May 12, 2020, which will be filed within 120 days of the end of our fiscal year ended December 31, 2019 (“2020 Proxy Statement”) and is incorporated herein by reference. Information relating to our executive officers is included on pages 23 and 24 of this Annual Report on Form 10-K.

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

Item 11.    Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2020 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report
(1)	Financial Statements

Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this report are included in this Annual Report on Form 10-K beginning at page 83. These consolidated financial statements are as follows:

●	Consolidated Balance Sheets as of December 31, 2019 and 2018
●	Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
●	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
●	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
●	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

The Company has not included any financial statement schedules because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)	List of Exhibits

See (b) Exhibits below

(b)	Exhibits

Exhibit No.	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of September 25, 2016, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), CBOE Corporation, CBOE V, LLC and Bats Global Markets, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on September 28, 2016.**

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

4.5	Form of 1.950% Senior Notes due 2019 (included in Exhibit 4.4 hereto).
4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
10.1

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

10.14

Amendment No. 12 to the S&P License Agreement, dated March 9, 2013, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34774) filed on May 7, 2013. +

10.15

Amendment No. 13 to the S&P License Agreement, dated as of December 21, 2017, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 22, 2017.+

10.16

Amendment No. 14 to the S&P License Agreement, dated December 20, 2018, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34774) filed on February 22, 2019.

10.17

Amendment No. 15 to the S&P License Agreement, dated January 25, 2019, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34774) filed on February 22, 2019.

10.18

Form of Amended and Restated Director Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-34774) filed on August 4, 2017.

10.19

Employment Agreement, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), Cboe C2 Exchange, Inc. (f/k/a C2 Options Exchange, Incorporated) and Edward Tilly, dated February 27, 2017, incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.20

Employment Agreement, by and between Cboe Global Markets, Inc. and Edward Tilly, dated May 16, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 17, 2019.*

10.21

Employment Agreement, by and between Cboe Global Markets, Inc. and Edward Tilly, dated February 11, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on February 14, 2020.*

10.22

Employment Agreement, by and among Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.), Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), Cboe C2 Exchange, Inc. (f/k/a C2 Options Exchange, Incorporated) and Christopher Concannon, dated February 27, 2017, incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.23

Offer Letter Agreement, by and between Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.) and Christopher Isaacson, dated September 25, 2016, incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.24

Offer Letter Agreement, by and between Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.) and Mark Hemsley, dated September 25, 2016, incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.25

Offer Letter Agreement, by and between Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.) and Brian N. Schell, dated February 27, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on November 7, 2017.*

10.26	Offer Letter Agreement, by and between Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.) and Bryan Harkins, dated February 27, 2017 (filed herewith).*
10.27	Mark S. Hemsley resignation letter dated October 30, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on November 1, 2019.*
10.28	Offer Letter Agreement for David Howson, dated December 19, 2019 (filed herewith).*
10.29

Form of U.S. Executive Employment Agreement between Bats Global Markets, Inc. and certain executive officers, incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Bats Global Markets, Inc.’s Registration Statement on Form S-1 (File No. 333-208565) filed on April 4, 2016.*

10.30

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

10.32

Amendments to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.33

Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.34

Amendment No. 1 to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Supplemental Retirement Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34774) filed on November 12, 2010.*

10.35

Amendments to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Supplemental Retirement Plan, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.36

Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.37

Amendments to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.38	Cboe Global Markets, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on August 2, 2018.*
10.39

Bats Global Markets, Inc. 2009 Stock Option Plan, incorporated by reference to Exhibit 10.1 to Bats Global Markets, Inc.’s Registration Statement on Form S-1 (File No. 333-208565) filed on December 16, 2015.*

10.40

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

10.45

Form of Restricted Stock Award Agreement under Bats Global Markets, Inc. 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.46	Cboe Global Markets, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 18, 2018.*
10.47

Second Amended and Restated Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 24, 2016.*

10.48

Form of Restricted Stock Award Agreement (for Non-employee Directors), incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.49

Form of Restricted Stock Award Agreement (for Non-employee CDN Directors), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on August 2, 2019.

10.50

Form of 2016 Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34774) filed on February 19, 2016.*

10.51

Form of 2016 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34774) filed on February 19, 2016.*

10.52

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

10.54

Form of 2017 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.55

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

10.57

Form of 2018 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-34774) filed on February 22, 2018.*

10.58

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
10.60

Form of 2019 Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34774) filed on February 22, 2019.*

10.61

Form of 2019 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34774) filed on February 22, 2019. *

10.62

Form of 2019 Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34774) filed on February 22, 2019.*

10.63

Form of 2019 Restricted Stock Unit Award Agreement (3 Year Cliff Vest), incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34774) filed on February 22, 2019.*

10.64

Form of 2020 Edward Tilly Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on February 14, 2020.*

10.65

Form of 2020 Edward Tilly Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on February 14, 2020.*

10.66	Form of 2020 Restricted Stock Unit Award Agreement (for Executive Officers) (filed herewith).*
10.67	Form of 2020 Restricted Stock Unit Award Agreement (relative total shareholder return) (filed herewith).*
10.68	Form of 2020 Restricted Stock Unit Award Agreement (earnings per share) (filed herewith).*
10.69	Form of 2020 Restricted Stock Unit Award Agreement (3 Year Cliff Vest) (filed herewith).*
21.1	Subsidiaries of Cboe Global Markets, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1	Powers of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (filed herewith).
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
101.INS	iXBRL Instance Document (filed herewith).

101.SCH	iXBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	iXBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (embedded as Inline XBRL document).

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

Cboe Global Markets, Inc.
(Registrant)

Date: February 21, 2020	By:	/s/ Brian N. Schell
	Name:	Brian N. Schell
	Title:	Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward T. Tilly, as attorney-in-fact and agent, with full power of substitution and re-substitution, to sign on his or her behalf, individually and in any and all capacities, including the capacities stated below, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2019 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ EDWARD T. TILLY	Chairman, President, and Chief Executive Officer	February 21, 2020
Edward T. Tilly	(Principal Executive Officer)

/s/ BRIAN N. SCHELL	Executive Vice President, Chief Financial Officer and Treasurer	February 21, 2020
Brian N. Schell	(Principal Financial Officer)

/s/ JILL M. GRIEBENOW	Senior Vice President and Chief Accounting Officer	February 21, 2020
Jill M. Griebenow	(Principal Accounting Officer)

/s/ FRANK E. ENGLISH, JR.	Director	February 21, 2020
Frank E. English, Jr.

/s/ WILLIAM M. FARROW III	Director	February 21, 2020
William M. Farrow III

/s/ EDWARD J. FITZPATRICK	Director	February 21, 2020
Edward J. Fitzpatrick

SIGNATURE	TITLE	DATE

/s/ JANET P. FROETSCHER	Director	February 21, 2020
Janet P. Froetscher

/s/ JILL R. GOODMAN	Director	February 21, 2020
Jill R. Goodman

/s/ RODERICK A. PALMORE	Director	February 21, 2020
Roderick A. Palmore

/s/ JAMES E. PARISI	Director	February 21, 2020
James E. Parisi

/s/ JOSEPH P. RATTERMAN	Director	February 21, 2020
Joseph P. Ratterman

/s/ MICHAEL L. RICHTER	Director	February 21, 2020
Michael L. Richter

/s/ JILL E. SOMMERS	Director	February 21, 2020
Jill E. Sommers

/s/ CAROLE E. STONE	Director	February 21, 2020
Carole E. Stone

/s/ EUGENE S. SUNSHINE	Director	February 21, 2020
Eugene S. Sunshine

/s/ FREDRIC J. TOMCZYK	Director	February 21, 2020
Fredric J. Tomczyk