Form 10-Q
period 2020-03-31
Cboe Global Markets, Inc.
filed 2020-05-01
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	April 24, 2020
Common Stock, par value $0.01 per share	109,720,335 shares

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

●	“Cboe,” “we,” “us,” “our” or “the Company” refers to Cboe Global Markets, Inc. and its subsidiaries.
●	“ADV” means average daily volume.
●	“ADNV” means average daily notional value.
●	“AFM” refers to the Netherlands Authority for the Financial Markets.
●	“Bats Global Markets” and “Bats” refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
●	“BYX” refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“C2” refers to Cboe C2 Exchange, Inc. a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Chi-X Europe” refers to Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Europe Equities” refers to the combined businesses of Cboe Europe and Cboe NL.
●	“Cboe Europe” refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the U.K. operator of our Multilateral Trading Facility (“MTF”), our Regulated Market (“RM”), and our Approved Publication Arrangement (“APA”) under its Recognized Investment Exchange (“RIE”) status.
●	“Cboe FX” refers to Cboe FX Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe NL” refers to Cboe Europe BV, a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
●	“Cboe Options” refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe SEF” refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Trading” refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United States.
●	“CFE” refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFTC” refers to the U.S. Commodity Futures Trading Commission.
●	“EDGA” refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“EDGX” refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“ESMA” refers to the European Securities and Markets Authority.
●	“Exchanges” refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.
●	“FASB” refers to the Financial Accounting Standards Board.
●	“FCA” refers to the U.K. Financial Conduct Authority.
●	“FINRA” refers to the Financial Industry Regulatory Authority.
●	“GAAP” refers to Generally Accepted Accounting Principles in the United States.
●	“Merger” refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
●	“OCC” refers to The Options Clearing Corporation.
●	“OPRA” refers to Options Price Reporting Authority, LLC.
●	“SEC” refers to the U.S. Securities and Exchange Commission.
●	“SPX” refers to our S&P 500 Index exchange-traded options products.
●	“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
●	“VIX” refers to our Cboe Volatility Index exchange traded options and futures products.

TRADEMARK AND OTHER INFORMATION

Cboe®, Cboe Global Markets®, Bats®, BYX®, BZX®, Cboe Options Institute®, Cboe Vest®, Cboe Volatility Index®, CFE®, EDGA®, EDGX®, Hybrid®, LiveVol®, Silexx® and VIX® are registered trademarks, and Cboe Futures ExchangeSM, and C2SM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC.

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

Some factors that could cause actual results to differ include:

●	the impact of the novel coronavirus (“COVID-19”) pandemic including changes to trading behavior broadly in the market as well as due to the temporary suspension of open outcry trading in response to COVID-19;
●	the loss of our right to exclusively list and trade certain index options and futures products;
●	economic, political and market conditions;
●	compliance with legal and regulatory obligations;
●	price competition and consolidation in our industry;
●	decreases in trading volumes, market data fees or a shift in the mix of products traded on our exchanges;
●	legislative or regulatory changes;
●	our ability to protect our systems and communication networks from security risks, cybersecurity risks, insider threats and unauthorized disclosure of confidential information;
●	increasing competition by foreign and domestic entities;
●	our dependence on and exposure to risk from third parties;
●	fluctuations to currency exchange rates;
●	our index providers' ability to maintain the quality and integrity of their indices and to perform under our agreements;
●	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
●	our ability to attract and retain skilled management and other personnel;
●	our ability to accommodate trading volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;
●	misconduct by those who use our markets or our products;
●	challenges to our use of open source software code;
●	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;
●	damage to our reputation;
●	the ability of our compliance and risk management methods to effectively monitor and manage our risks;
●	our ability to manage our growth and strategic acquisitions or alliances effectively;
●	restrictions imposed by our debt obligations;
●	our ability to maintain an investment grade credit rating;
●	impairment of our goodwill, long-lived assets, investments or intangible assets; and
●	the accuracy of our estimates and expectations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except par value data and share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$165.2	$229.3
Financial investments	43.6	71.0
Accounts receivable, net of $1.2 allowance for credit losses at March 31, 2020 and $0.7 at December 31, 2019	396.5	234.7
Income taxes receivable	11.5	56.8
Other current assets	15.3	15.8
Total current assets	632.1	607.6

Investments	62.3	61.2
Property and equipment, net	70.7	47.0
Property held for sale	21.1	21.1
Operating lease right of use assets	114.0	53.4
Goodwill	2,725.4	2,682.1
Intangible assets, net	1,555.5	1,589.9
Other assets, net	56.4	51.6
Total assets	$5,237.5	$5,113.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$208.1	$171.9
Section 31 fees payable	129.1	99.0
Deferred revenue	17.2	4.5
Income taxes payable	2.9	4.0
Current portion of contingent consideration liability	0.8	2.2
Total current liabilities	358.1	281.6

Long-term debt	868.1	867.6
Unrecognized tax benefits	142.1	135.9
Deferred income taxes	392.2	399.7
Non-current operating lease liabilities	128.3	46.7
Contingent consideration liabilities	16.7	—
Other non-current liabilities	21.9	26.8
Total liabilities	1,927.4	1,758.3
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 125,944,478 and 109,719,823 shares issued and outstanding, respectively at March 31, 2020 and 125,701,889 and 110,656,892 shares issued and outstanding, respectively at December 31, 2019	1.2	1.2
Common stock in treasury, at cost, 16,224,655 shares at March 31, 2020 and 15,044,997 shares at December 31, 2019	(1,020.5)	(887.1)
Additional paid-in capital	2,699.7	2,691.3
Retained earnings	1,629.6	1,512.6
Accumulated other comprehensive income, net	0.1	37.6
Total stockholders’ equity	3,310.1	3,355.6
Total liabilities and stockholders’ equity	$5,237.5	$5,113.9

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Transaction fees	$661.5	$430.4
Access and capacity fees	57.7	54.4
Market data fees	56.2	51.6
Regulatory fees	136.8	58.7
Other revenue	9.3	7.5
Total revenues	921.5	602.6
Cost of revenues:
Liquidity payments	392.4	243.7
Routing and clearing	16.0	9.2
Section 31 fees	127.4	48.2
Royalty fees	27.4	21.0
Total cost of revenues	563.2	322.1
Revenues less cost of revenues	358.3	280.5
Operating expenses:
Compensation and benefits	53.3	48.1
Depreciation and amortization	40.5	47.2
Technology support services	11.9	11.9
Professional fees and outside services	14.9	16.2
Travel and promotional expenses	2.1	2.6
Facilities costs	4.1	2.1
Acquisition-related costs	0.8	2.3
Other expenses	4.3	3.6
Total operating expenses	131.9	134.0
Operating income	226.4	146.5
Non-operating expenses:
Interest expense, net	(7.3)	(9.9)
Other expense, net	(1.6)	(8.8)
Income before income tax provision	217.5	127.8
Income tax provision	60.1	32.6
Net income	157.4	95.2
Net loss attributable to redeemable noncontrolling interest	—	0.2
Net income excluding redeemable noncontrolling interest	157.4	95.4
Change in redemption value of redeemable noncontrolling interest	—	(0.2)
Net income allocated to participating securities	(0.4)	(0.6)
Net income allocated to common stockholders	$157.0	$94.6
Basic earnings per share	$1.42	$0.85
Diluted earnings per share	$1.42	$0.85

Basic weighted average shares outstanding	110.4	111.5
Diluted weighted average shares outstanding	110.6	111.7

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended March 31,
	2020	2019
Net income	$157.4	$95.2
Other comprehensive (loss) income, net of income tax:
Foreign currency translation adjustments	(37.5)	14.7
Comprehensive income	119.9	109.9
Comprehensive loss attributable to redeemable noncontrolling interest	—	0.2
Comprehensive income excluding redeemable noncontrolling interest	119.9	110.1
Change in redemption value of redeemable noncontrolling interest	—	(0.2)
Comprehensive income allocated to participating securities	(0.4)	(0.6)
Comprehensive income allocated to common stockholders, net of income tax	$119.5	$109.3

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2020 and March 31, 2019

(unaudited)

(in millions, except per share amount)

						Accumulated
				Additional		other	Total	Redeemable
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’	Noncontrolling
	Stock	Stock	Stock	capital	earnings	income, net	equity	Interest
Balance at December 31, 2019	$—	$1.2	$(887.1)	$2,691.3	$1,512.6	$37.6	$3,355.6	$—
Transition adjustment for adoption of Current Expected Credit Losses standard at January 1, 2020	—	—	—	—	(0.4)	—	(0.4)	—
Cash dividends on common stock of $0.36 per share	—	—	—	—	(40.0)	—	(40.0)	—
Stock-based compensation	—	—	—	8.3	—	—	8.3	—
Repurchases of common stock from employee stock plans	—	—	(13.9)	—	—	—	(13.9)	—
Purchase of common stock	—	—	(119.5)	—	—	—	(119.5)	—
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1	—
Net income	—	—	—	—	157.4	—	157.4	—
Other comprehensive loss	—	—	—	—	—	(37.5)	(37.5)	—
Balance at March 31, 2020	$—	$1.2	$(1,020.5)	$2,699.7	$1,629.6	$0.1	$3,310.1	$—

						Accumulated
				Additional		other	Total	Redeemable
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’	Noncontrolling
	Stock	Stock	Stock	capital	earnings	income, net	equity	Interest
Balance at December 31, 2018	$—	$1.2	$(720.1)	$2,660.2	$1,288.2	$11.5	$3,241.0	$9.4
Cash dividends on common stock of $0.31 per share	—	—	—	—	(34.8)	—	(34.8)	—
Stock-based compensation	—	—	—	5.4	—	—	5.4	—
Exercise of common stock options	—	—	—	8.1	—	—	8.1	—
Repurchases of common stock from employee stock plans	—	—	(10.0)	—	—	—	(10.0)	—
Purchase of common stock	—	—	(35.0)	—	—	—	(35.0)	—
Shares issued under employee stock purchase plan	—	—	0.8	—	—	—	0.8	—
Net income excluding noncontrolling interest	—	—	—	—	95.4	—	95.4	—
Other comprehensive income	—	—	—	—	—	14.7	14.7	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(0.2)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(0.2)	—	(0.2)	0.2
Balance at March 31, 2019	$—	$1.2	$(764.3)	$2,673.7	$1,348.6	$26.2	$3,285.4	$9.4

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$157.4	$95.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.5	47.2
Amortization of debt issuance cost and debt discount	0.5	0.6
Change in fair value of contingent consideration	—	0.8
Realized gain on available-for-sale securities	(0.4)	(0.2)
Provision for credit losses	0.7	0.3
Provision for deferred income taxes	(3.8)	(5.4)
Stock-based compensation expense	8.3	5.4
Loss on disposition of property	—	0.4
Equity in investments	(0.5)	(0.5)
Changes in assets and liabilities:
Accounts receivable	(164.1)	37.5
Income taxes receivable	45.3	30.1
Other current assets	0.8	(4.3)
Other assets	(6.2)	—
Accounts payable and accrued liabilities	37.4	(67.0)
Section 31 fees payable	30.1	(32.4)
Deferred revenue	11.4	9.7
Income taxes payable	(0.8)	(1.6)
Unrecognized tax benefits	6.2	6.3
Other liabilities	0.5	(4.1)
Net cash provided by operating activities	163.3	118.0
Cash flows from investing activities:
Acquisitions, net of cash acquired	(61.6)	—
Purchases of available-for-sale financial investments	(24.5)	(29.5)
Proceeds from maturities of available-for-sale financial investments	47.3	35.3
Return of capital from investments	—	22.0
Contributions to investments	(1.6)	—
Purchases of property and equipment	(10.6)	(5.8)
Net cash (used in) provided by investing activities	(51.0)	22.0
Cash flows from financing activities:
Cash dividends paid on common stock	(40.0)	(34.8)
Repurchases of common stock from employee stock plans	(13.9)	(10.0)
Exercise of common stock options	—	8.1
Payment of contingent consideration from acquisition	(2.3)	—
Purchase of common stock	(119.5)	(35.0)
Net cash used in financing activities	(175.7)	(71.7)
Effect of foreign currency exchange rates on cash and cash equivalents	(0.7)	2.8
(Decrease) increase in cash and cash equivalents	(64.1)	71.1
Cash and cash equivalents:
Beginning of period	229.3	275.1
End of period	$165.2	$346.2
Supplemental disclosure of cash transactions:
Cash paid for income taxes	$13.5	$2.2
Cash paid for interest	1.6	14.3
Supplemental disclosure of noncash investing activities:
Accounts receivable acquired	$0.7	—
Goodwill acquired	60.4	—
Intangible assets acquired	20.3	—
Accounts payable and accrued expenses assumed	(1.4)	—
Deferred revenue acquired	(1.3)	—
Contingent consideration related to acquisitions	(17.5)	—

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Cboe Global Markets, Inc. is one of the world’s largest exchange holding companies, offering cutting-edge trading and investment solutions to investors around the world. The Company is committed to defining markets to benefit its participants and drive the global marketplace forward through product innovation, leading edge technology, and seamless trading solutions.

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

The Company is headquartered in Chicago with offices in Kansas City, New York, London, San Francisco, Amsterdam, Singapore, Hong Kong, and Ecuador.

Basis of Presentation

These interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses. On an ongoing basis, management evaluates its estimates based upon historical experience, observance of trends, information available from outside sources and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.

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

Segment information

The Company has five business segments: Options, U.S. Equities, Futures, European Equities, and Global FX, which is reflective of how the Company’s chief operating decision-maker reviews and operates the business. See Note 14 (“Segment Reporting”) for more information.

Significant Accounting Policies

With the exception of the change in the accounting for expected credit losses as a result of the adoption of Accounting Standards Update (“ASU”) 2016-13 (as discussed below in “Recent Accounting Pronouncements Adopted”), there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that are of significance, or potential significance, to the Company.

Accounts Receivable, net

Accounts receivable are concentrated with the Company’s member firms and market data distributors and are carried at amortized cost. The Company nets transaction fees and liquidity payments for each member firm on a monthly basis and recognizes the total owed from a member firm as accounts receivable, net, and the total owed to a member firm as accounts payable and accrued liabilities in the condensed consolidated balance sheets. On a periodic basis, management evaluates the Company’s accounts receivable and records an allowance for expected credit losses using an aging schedule. The aging schedule applies loss rates based on historical loss information and, as deemed necessary, is adjusted for differences in the nature of the receivables that exist at the reporting date from the historical period. Due to the short-term nature of the accounts receivable, changes in future economic conditions are not expected to have a significant impact on the expected credit losses.

The accounts receivable are presented net of allowance for credit losses on the condensed consolidated balance sheets and the associated losses are presented in other operating expenses on the condensed consolidated statements of income.

Recent Accounting Pronouncements - Adopted

In June 2016, the FASB issued ASU 2016-13, Credit Losses. This update replaces the incurred loss impairment methodology in GAAP with a methodology that requires management to estimate an expected lifetime credit loss on financial assets. This includes accounts receivable and notes receivable, which is included in other assets, net on the condensed consolidated balance sheets. The update also amends the impairment model for available-for-sale debt securities. The forward-looking expected lifetime credit loss model generally will result in the earlier recognition of credit losses. For public entities, the update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this ASU on January 1, 2020 using the modified retrospective approach and will not restate comparative periods. Upon the adoption of the standard, the Company recognized an immaterial cumulative-effect adjustment to retained earnings for the expected lifetime credit loss on the financial instruments within the scope of the standard, including accounts receivable, net. Based on the Company’s high turnover and collectability of accounts receivable, as well as the monthly billing process for the majority of revenue, there was not a significant variance in the recognized loss between the incurred loss impairment methodology under the prior standard and the expected lifetime credit loss model under this ASU. The financial instruments other than accounts receivable, net that are within the scope of the standard were not materially impacted by the standard. The impact to the condensed consolidated balance sheets was immaterial in nature and there was no impact to the condensed consolidated statements of income and cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For public entities, the update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company prospectively adopted the update on January 1, 2020, which did not result in a material impact to the condensed consolidated financial statements.

Recent Accounting Pronouncements - Issued, not yet Adopted

There are no applicable material accounting pronouncements that have been issued but are not yet adopted as of March 31, 2020.

2.   REVENUE RECOGNITION

The Company’s main types of revenue contracts are:

●	Transaction fees - Transaction fees represent fees charged by the Company for meeting the point-in-time performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts, however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules. Transaction fees are recognized across all segments.
●	Access and capacity fees - Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. Facilities, systems services and other fees are generally monthly fee-based. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligations are met. All access and capacity fees associated with the trading floor are recognized over time in the Options segment, as the performance obligations are met.
●	Market data fees - Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the U.S. Exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data to meet its performance obligation. U.S. tape plan market data is recognized in the U.S. Equities and Options segments. Proprietary market data fees are recognized across all segments.
●	Regulatory fees - There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC for meeting the point-in-time performance obligation of executing a trade on its markets. The fees charged to customers are based on the fee set by the SEC per notional value of the transaction executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the U.S. Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principal in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) which supports the Company’s regulatory oversight function in the Options segment, along with other miscellaneous regulatory fees, and neither can be used for non-regulatory purposes. The ORF and miscellaneous fees are recognized when the performance obligation is fulfilled.
●	Other revenue - Other revenue primarily includes revenue from various licensing agreements, all fees related to the trade reporting facility operated in the European Equities segment, and revenue associated with advertisements through the Company’s websites.

All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment (in millions):

		U.S.		European	Global
	Options	Equities	Futures	Equities	FX	Total
Three Months Ended March 31, 2020
Transaction fees	$284.2	$304.0	$35.9	$22.3	$15.1	$661.5
Access and capacity fees	27.2	20.0	4.0	4.9	1.6	57.7
Market data fees	17.2	34.0	1.6	3.2	0.2	56.2
Regulatory fees	22.3	114.5	—	—	—	136.8
Other revenue	5.6	1.2	—	2.5	—	9.3
	$356.5	$473.7	$41.5	$32.9	$16.9	$921.5
Timing of revenue recognition
Services transferred at a point in time	$312.1	$419.7	$35.9	$24.8	$15.1	$807.6
Services transferred over time	44.4	54.0	5.6	8.1	1.8	113.9
	$356.5	$473.7	$41.5	$32.9	$16.9	$921.5

Three Months Ended March 31, 2019
Transaction fees	$173.8	$198.9	$24.6	$21.1	$12.0	$430.4
Access and capacity fees	26.0	19.0	3.7	4.0	1.7	54.4
Market data fees	13.7	32.9	1.7	3.2	0.1	51.6
Regulatory fees	14.5	43.7	0.5	—	—	58.7
Other revenue	4.1	1.3	—	2.0	0.1	7.5
	$232.1	$295.8	$30.5	$30.3	$13.9	$602.6
Timing of revenue recognition
Services transferred at a point in time	$192.4	$243.9	$25.1	$23.1	$12.1	$496.6
Services transferred over time	39.7	51.9	5.4	7.2	1.8	106.0
	$232.1	$295.8	$30.5	$30.3	$13.9	$602.6

Contract liabilities as of March 31, 2020 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at January 1, 2020	Cash Additions	Revenue Recognition	Balance at March 31, 2020
Liquidity provider sliding scale (1)	$—	$9.6	$(2.4)	$7.2
Other, net	4.5	13.2	(7.6)	10.1
Total deferred revenue	$4.5	$22.8	$(10.0)	$17.3
(1)	Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

3.   ACQUISITIONS

Acquisition-related costs relate to acquisitions and other strategic opportunities, including the Merger. The Company expensed $0.8 million of acquisition-related costs during the three months ended March 31, 2020 that included $0.7 million of professional fees, and $0.1 million of compensation-related costs. The Company expensed $2.3 million of acquisition-related costs during the three months ended March 31, 2019 that included $1.3 million of compensation-related costs and $1.0 million of professional fees. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

On February 3, 2020, the Company purchased Hanweck Associates, LLC (“Hanweck”) and the assets of FT Providers, LLC (“FT Options”). Hanweck and FT Options are both providers of risk analytics market data and included in the Company’s Options segment. Of the acquisitions’ purchase price, $60.4 million was allocated to goodwill, $20.3 million was allocated to intangible assets, and $0.4 million was allocated to working capital. In connection with these acquisitions, approximately $17.5 million in contingent consideration related to developmental milestones has been recorded in the Company’s condensed consolidated financial statements.

4.   INVESTMENTS

As of March 31, 2020 and December 31, 2019, the Company’s investments were comprised of the following (in millions):

	March 31,	December 31,
	2020	2019
Equity Method Investments:
Investment in Signal Trading Systems, LLC	$13.5	$12.6
Investment in EuroCCP	9.8	10.3
Total equity method investments	23.3	22.9

Other Equity Investments:
Investment in Eris Exchange Holdings, LLC	20.8	20.8
Investment in American Financial Exchange, LLC	8.6	8.6
Investment in Cboe Vest Financial Group, Inc.	2.9	2.9
Investment in OCC	0.3	0.3
Other equity investments	6.4	5.7
Total other equity investments	39.0	38.3

Total investments	$62.3	$61.2

Equity Method Investments

Equity method investments include investments in Signal Trading Systems, LLC, a 50% joint venture with FlexTrade System, Inc. to develop and market a multi-asset front-end order entry system, and EuroCCP, a Dutch domiciled clearing house. EuroCCP is one of three interoperable central counterparties, or CCPs, used to clear trades conducted on Cboe Europe Limited’s and Cboe Europe NL’s markets. Cboe Europe Limited owns 20% of EuroCCP and can exercise significant influence over the entity as an equal shareholder with four other investors. As announced on December 10, 2019, the Company plans to acquire the remaining 80% interest in EuroCCP. The closing of the transaction is subject to various conditions, including the receipt of regulatory approvals. As a result, the timing of the closing is uncertain but the Company presently anticipates a closing in the second quarter of 2020.

Other Equity Investments

The carrying amount of other equity investments totaled $39.0 million as of March 31, 2020 and $38.3 million as of December 31, 2019, respectively, and is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the measurement alternative primarily as a result of the Company’s inability to exercise significant influence as the Company is a smaller shareholder of these investments and without readily determinable fair values. As of March 31, 2020, other equity investments primarily reflect a 20% investment in OCC and minority investments in American Financial Exchange, LLC, CurveGlobal, Cboe Vest Financial Group, Inc. (“Vest”), and Eris Exchange Holdings, LLC.

The Company’s contributed capital to OCC has been recorded under investments in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. Under OCC’s current capital management policy, which was approved by the SEC on January 24, 2020, if OCC’s equity capital falls below certain defined thresholds, OCC can access additional capital through an operational loss fee charged to clearing members. None of OCC’s shareholders

(including Cboe Options) has any obligation to contribute capital to OCC under the capital management policy, nor does any shareholder have the right to receive dividends from OCC under such policy. As such, the Company reversed the $8.8 million OCC dividend declared in 2018, which was to be paid in 2019, in other expense, net in the condensed consolidated statement of income for the three months ended March 31, 2019.

In August 2019, the Company’s ownership in Vest was restructured, including a partial sale of its interest to a third-party. As a result of the restructuring, the Company’s ownership and voting interests decreased to less than 20% and less than 5%, respectively, and the Company deconsolidated Vest and changed the accounting methodology to be in line with the other equity investments. The deconsolidation resulted in a reduction of net assets of $14.5 million and noncontrolling interest of $5.8 million, as well as recognition of $2.9 million investment for the Company’s remaining ownership interest. Additionally, the Company recorded an interest-bearing note receivable of $3.7 million for the consideration received from the third-party, which was recorded in other assets, net in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

5.   FINANCIAL INVESTMENTS

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

	March 31, 2020
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale securities:
U.S. Treasury securities	$25.2	$—	$—	$25.2
Trading securities:
Marketable securities (1)	18.4	—	—	18.4
Total financial investments	$43.6	$—	$—	$43.6

	December 31, 2019
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale securities:
U.S. Treasury securities	$47.6	$—	$—	$47.6
Trading securities:
Marketable securities (1)	23.4	—	—	23.4
Total financial investments	$71.0	$—	$—	$71.0
(1)	The marketable securities are primarily mutual funds maintained for non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. See Note 15 (“Employee Benefit Plans”) for more information.

6.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2020 and December 31, 2019 (in millions):

	March 31,	December 31,
	2020	2019
Construction in progress	$26.0	$1.2
Furniture and equipment	166.4	164.4
Total property and equipment	192.4	165.6
Less accumulated depreciation	(121.7)	(118.6)
Property and equipment, net	$70.7	$47.0

Depreciation expense using the straight-line method was $6.2 million for the three months ended March 31, 2020 and 2019, respectively.

As a result of the Merger, there is a reduction in employee workspace needed in Chicago, which led to the decision to market for sale the headquarters location. The Company classified the associated land, building, and certain furniture and equipment of the headquarters location as held for sale, performed an impairment assessment, and ceased depreciation effective May 1, 2019, as the Company anticipates selling the property held for sale. As of March 31, 2020, the total value of the property classified as property held for sale on the condensed consolidated balance sheet was $21.1 million. The impact of ceasing depreciation of the property held for sale did not result in a material impact to the condensed consolidated financial statements.

7. CREDIT LOSSES

Current expected credit losses are estimated for accounts receivable and notes receivable. The notes receivable included within other assets, net on the condensed consolidated balance sheets primarily relate to the consolidated audit trail (“CAT”), which involves the creation of an audit trail that strives to enhance regulators’ ability to monitor trading activity in the U.S. markets through a phased implementation. While the funding of the CAT is ultimately expected to be provided by both SROs (which includes the Exchanges) and industry members, until fee filings associated with the funding model are effective with or approved by the SEC, the funding to date has solely been provided by the SROs. The funding by the SROs has been done in exchange for promissory notes, which are expected to be repaid once such industry member fees are collected. Until the fee filings associated with the funding model are effective with or approved by the SEC, the SROs may continue to incur additional significant costs. The allowance for notes receivable credit losses associated with the CAT is calculated using a probability of default methodology. Accounts receivable represent amounts due from the Company’s member firms. The allowance for accounts receivable credit losses is calculated using an aging schedule. The following represents the changes in allowance for credit losses during the three months ended March 31, 2020:

	Balance at January 1, 2020	Current period provision for expected credit losses	Writeoffs charged against the allowance	Recoveries collected	Balance at March 31, 2020
Allowance for notes receivable credit losses	$23.4	$—	$—	$—	$23.4
Allowance for accounts receivable credit losses	1.1	0.1	—	—	1.2
Total allowance for credit losses	$24.5	$0.1	$—	$—	$24.6

8.   OTHER ASSETS, NET

Other assets, net consisted of the following as of March 31, 2020 and December 31, 2019 (in millions):

	March 31,	December 31,
	2020	2019
Software development work in progress	$0.3	$2.6
Data processing software	85.9	84.3
Less accumulated depreciation and amortization	(57.9)	(57.2)
Data processing software, net	28.3	29.7
Other assets (1)	28.1	21.9
Other assets, net	$56.4	$51.6
(1)	At March 31, 2020 and December 31, 2019, the majority of the balance included long-term prepaid assets and notes receivable. See Note 7 (“Credit Losses”) for more information on the notes receivable included within other assets, net on the condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the notes receivable balance net of allowance for notes receivable credit losses was $15.3 million and $9.2 million, respectively.

Amortization expense related to data processing software was $1.8 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively.

9.   GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents the details of goodwill by segment (in millions):

		U.S.	European
	Options	Equities	Equities	Global FX	Total
Balance as of December 31, 2019	$239.4	$1,740.4	$435.1	$267.2	$2,682.1
Additions	60.4	—	—	—	60.4
Changes in foreign currency exchange rates	—	—	(17.1)	—	(17.1)
Balance as of March 31, 2020	$299.8	$1,740.4	$418.0	$267.2	$2,725.4

Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, U.S. Equities, European Equities and Global FX. No goodwill has been allocated to Futures. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.

The following table presents the details of the intangible assets (in millions):

		U.S.	European
	Options	Equities	Equities	Global FX	Total
Balance as of December 31, 2019	$166.6	$921.4	$363.7	$138.2	$1,589.9
Additions	20.3	—	—	—	20.3
Amortization	(3.9)	(16.0)	(5.9)	(6.7)	(32.5)
Changes in foreign currency exchange rates	—	—	(22.2)	—	(22.2)
Balance as of March 31, 2020	$183.0	$905.4	$335.6	$131.5	$1,555.5

For the three months ended March 31, 2020 and 2019, amortization expense was $32.5 million and $37.5 million, respectively. The estimated future amortization expense is $89.9 million for the remainder of 2020, $107.9 million for 2021, $95.4 million for 2022, $84.7 million for 2023, $63.8 million for 2024, and $53.6 million for 2025.

The following tables present the categories of intangible assets as of March 31, 2020 and December 31, 2019 (in millions):

					Weighted
	March 31, 2020				Average
		U.S.	European		Amortization
	Options	Equities	Equities	Global FX	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$171.0	$—	Indefinite
Customer relationships	45.9	222.9	159.3	140.0	17
Market data customer relationships	53.6	322.0	59.7	64.4	12
Technology	27.8	22.5	22.4	22.5	4
Trademarks and tradenames	11.9	6.0	1.8	1.2	10
Accumulated amortization	(51.7)	(240.7)	(78.6)	(96.6)
	$183.0	$905.4	$335.6	$131.5

					Weighted
	December 31, 2019				Average
		U.S.	European		Amortization
	Options	Equities	Equities	Global FX	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$182.2	$—	Indefinite
Customer relationships	38.8	222.9	169.7	140.0	17
Market data customer relationships	53.6	322.0	63.6	64.4	12
Technology	24.8	22.5	23.9	22.5	4
Trademarks and tradenames	1.7	6.0	1.9	1.2	6
Accumulated amortization	(47.8)	(224.7)	(77.6)	(89.9)
	$166.6	$921.4	$363.7	$138.2

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019
Compensation and benefit-related liabilities	$14.9	$35.2
Termination benefits	1.2	6.7
Royalties	24.9	18.6
Accrued liabilities	143.7	77.8
Marketing fee payable	14.2	12.6
Accounts payable	9.2	21.0
Total accounts payable and accrued liabilities	$208.1	$171.9

11.  DEBT

The Company’s debt consisted of the following as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019
$300 million Term Loan Agreement due December 2021, floating rate	$222.7	$222.4
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	645.4	645.2
Revolving Credit Agreement	—	—
Total debt	$868.1	$867.6

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

Loans under the Term Loan Agreement bear interest, at the Company’s option, at either (i) the London Interbank Offered Rate (“LIBOR”) periodically fixed for an interest period (as selected by the Company) of one, two, three or six months plus a margin (based on our public debt ratings) ranging from 1.00 percent per annum to 1.50 percent per annum or (ii) a daily floating rate based on the agent’s prime rate (subject to certain minimums based upon the federal funds effective rate or LIBOR) plus a margin (based on our public debt ratings) ranging from zero percent per annum to 0.50 percent per annum. The Company was required to pay an up-front fee of 0.05 percent to the agent for the entry into the Term Loan Agreement.

The Term Loan Agreement, which matures on December 15, 2021, contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders thereunder. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At March 31, 2020, the Company was in compliance with these covenants.

3.650% Senior Notes

On January 12, 2017, the Company entered into an indenture (the “Indenture”), by and between the Company and Wells Fargo Bank, National Association, as trustee, in connection with the issuance of $650 million aggregate principal amount of the Company’s 3.650% Senior Notes due 2027 (“3.650% Senior Notes”). The form and terms of the 3.650% Senior Notes were established pursuant to an Officer’s Certificate, dated as of January 12, 2017, supplementing the Indenture. The Company used a portion of the net proceeds from the 3.650% Senior Notes to fund, in part, the Merger, including the payment of related fees and expenses and the repayment of Bats’ existing indebtedness, and the remainder for general corporate purposes. The 3.650% Senior Notes mature on January 12, 2027 and bear interest at the rate of 3.650% per annum, payable semi-annually in arrears on January 12 and July 12 of each year, commencing July 12, 2017.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the 3.650% Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the 3.650% Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At March 31, 2020, the Company was in compliance with these covenants.

Revolving Credit Agreement

On December 15, 2016, the Company, as borrower, entered into a syndicated Credit Agreement (the “Revolving Credit Agreement”) with Bank of America, as administrative agent and as swing line lender, as well as certain lenders named therein (the “Revolving Lenders”).

The Revolving Credit Agreement provides for a senior unsecured $150 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $100 million, for a total of $250 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries. As of March 31, 2020, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes. As of March 31, 2020, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at March 31, 2020, $150 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

Loans under the Revolving Credit Agreement will bear interest, at the Company’s option, at either (i) LIBOR periodically fixed for an interest period (as selected by the Company) of one, two, three or six months plus a margin (based on the Company’s public debt ratings) ranging from 1.00 percent per annum to 1.75 percent per annum or (ii) a daily floating rate based on the prime rate (subject to certain minimums based upon the federal funds effective rate or LIBOR) plus a margin (based on the Company’s public debt ratings) ranging from zero percent per annum to 0.75 percent per annum.

Subject to certain conditions stated in the Revolving Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on December 15, 2021, unless the commitments are terminated earlier, either at the Company’s request or, if an event of default occurs, by the Revolving Lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Revolving Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At March 31, 2020, the Company was in compliance with these covenants.

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the 3.650% Senior Notes as of March 31, 2020 are as follows (in millions):

Remainder of 2020	$—
2021	225.0
2022	—
2023	—
2024	—
Thereafter	650.0
Principal amounts repayable	875.0
Debt issuance cost	(3.0)
Unamortized discounts on notes	(3.9)
Total debt outstanding	$868.1

Interest expense recognized on the Term Loan Agreement and the 3.650% Senior Notes is included in interest expense, net in the condensed consolidated statements of income, for the three months ended March 31, 2020 and 2019 is as follows (in millions):

	Three Months Ended
	March 31,
	2020	2019
Components of interest expense:
Contractual interest	$7.5	$9.8
Amortization of debt discount	0.1	0.2
Amortization of debt issuance costs	0.4	0.4
Interest expense	$8.0	$10.4
Interest income	(0.7)	(0.5)
Interest expense, net	$7.3	$9.9

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME, NET

The following represents the changes in accumulated other comprehensive income, net by component (in millions):

	Foreign			Total Accumulated
	Currency	Unrealized		Other
	Translation	Investment	Post-Retirement	Comprehensive
	Adjustment	Gain (Loss)	Benefits	Income (Loss)
Balance at December 31, 2019	$38.2	$0.2	$(0.8)	$37.6
Other comprehensive loss	(37.5)	—	—	(37.5)
Balance at March 31, 2020	$0.7	$0.2	$(0.8)	$0.1

13.  FAIR VALUE MEASUREMENT

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

The Company applied FASB ASC 820, Fair Value Measurement, which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing the framework for measuring fair value. ASC 820 applies to financial and nonfinancial instruments that are measured and reported on a fair value basis. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

●	Level 1—Unadjusted inputs based on quoted markets for identical assets or liabilities.
●	Level 2—Observable inputs, either direct or indirect, not including Level 1 measurements, corroborated by market data or based upon quoted prices in non-active markets.
●	Level 3—Unobservable inputs that reflect management’s best assumptions of what market participants would use in valuing the asset or liability.

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$25.2	$25.2	$—	$—
Marketable securities:
Mutual funds	11.8	11.8	—	—
Money market funds	6.6	6.6	—	—
Total assets	$43.6	$43.6	$—	$—
Liabilities:
Contingent consideration liabilities	$17.5	$—	$—	$17.5
Total Liabilities	$17.5	$—	$—	$17.5

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$47.6	$47.6	$—	$—
Marketable securities:
Mutual funds	15.7	15.7	—	—
Money market funds	7.7	7.7	—	—
Total assets	$71.0	$71.0	$—	$—
Liabilities:
Contingent consideration liabilities	$2.2	$—	$—	$2.2
Total Liabilities	$2.2	$—	$—	$2.2

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Financial Investments

Financial investments consist of highly liquid U.S. Treasury securities and marketable securities held in a rabbi trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter-dealer brokers and therefore categorized as Level 1. See Note 15 (“Employee Benefit Plans”) for more information.

Contingent Consideration Liabilities

In connection with the acquisition of Hanweck and acquisition of assets of FT Options, the Company entered into contingent consideration arrangements with the former owners. The total fair value of the liabilities at March 31, 2020 was $17.5 million. That value is based on the Company’s estimate of the likelihood that certain performance targets in the respective acquisition agreements will be accomplished. Because the fair value measurements relating to the contingent consideration liabilities are subject to management judgment, measurement uncertainty is inherent in the valuation of the contingent consideration liabilities as of the reporting date. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of March 31, 2020.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand-alone basis. That fair value is compared to the carrying amount of the reporting unit, including its recorded goodwill. In connection with the annual impairment evaluation of goodwill and indefinite life intangibles, impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying amount of the reporting unit. For the intangible assets, the process also involves using a discounted cash flow method to determine the fair value of each intangible asset. Impairment is considered to have occurred if the fair value of the intangible asset is lower than its carrying amount. The Company did not perform an impairment test during the three months ended March 31, 2020, as there were no market events that would indicate it was more likely than not that these assets were impaired. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired. In addition, property held for sale as of March 31, 2020 was also measured at fair value, less selling costs at March 31, 2020. See Note 6 (“Property and Equipment, Net”) for more information on property held for sale.

Fair Value of Assets and Liabilities

The following table presents the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$25.2	$25.2	$—	$—
Deferred compensation plan assets	18.4	18.4	—	—
Total assets	$43.6	$43.6	$—	$—
Liabilities:
Contingent consideration liabilities	$17.5	$—	$—	$17.5
Deferred compensation plan liabilities	18.4	18.4	—	—
Debt	868.1	—	868.1	—
Total liabilities	$904.0	$18.4	$868.1	$17.5

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$47.6	$47.6	$—	$—
Deferred compensation plan assets	23.4	23.4	—	—
Total assets	$71.0	$71.0	$—	$—
Liabilities:
Contingent consideration liabilities	$2.2	$—	$—	$2.2
Deferred compensation plan liabilities	23.4	23.4	—	—
Debt	867.6	—	867.6	—
Total liabilities	$893.2	$23.4	$867.6	$2.2

Certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and Section 31 fees payable, are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.

Debt

The carrying amount of debt approximates its fair value based on quoted LIBOR or using a fixed rate at March 31, 2020 and is considered a Level 2 measurement.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three months ended March 31, 2020.

	Level 3 Financial Liabilities for the Three Months Ended March 31, 2020
	Balance at	Realized (gains)
	Beginning of	losses during			Balance at
	Period	period	Additions	Settlements	End of Period
Liabilities
Contingent consideration liabilities	$2.2	$—	$17.5	$(2.2)	$17.5
Total Liabilities	$2.2	$—	$17.5	$(2.2)	$17.5

14.  SEGMENT REPORTING

The Company reports five business segments: Options, U.S. Equities, Futures, European Equities, and Global FX, which is reflective of how the Company's chief operating decision-maker reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). Segment performance is primarily evaluated based on operating income (loss). The Company’s chief operating decision-maker does not use segment-level assets or income and expenses below operating income (loss) as key performance metrics; therefore, such information is not presented below. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

Options. The Options segment includes listed options on market indices (“index options”), mostly on an exclusive basis, as well as on non-exclusive “multi-listed” options, such as options on the stocks of individual corporations (“equity options”) and options on ETPs, such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”). These options trade on Cboe Options, C2, BZX, and EDGX. Cboe Options is the Company’s primary options market and offers trading in listed options through a single system, known as the Hybrid trading model, which integrates electronic trading and traditional open outcry trading on the Cboe Options trading floor in Chicago. There is a temporary suspension of open outcry trading in response to the COVID-19 pandemic. C2, BZX, and EDGX are all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data revenue generated from the U.S. tape plan, the sale of proprietary market data, index licensing, and access and capacity services.

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

Futures. The Futures segment includes the business of the Company’s futures exchange, CFE, which includes offerings for trading VIX futures and other futures products, as well as revenue generated from the sale of proprietary market data and from access and capacity services.

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

Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX platform, non-deliverable forward FX transactions offered for execution on Cboe SEF, as well as revenue generated from the sale of proprietary market data and from access and capacity services.

Summarized financial data of reportable segments was as follows (in millions):

						Corporate
				European		Items and
	Options	U.S. Equities	Futures	Equities	Global FX	Eliminations	Total
Three Months Ended March 31, 2020
Revenues	$356.5	$473.7	$41.5	$32.9	$16.9	$—	$921.5
Operating income (loss)	143.4	49.0	26.9	9.5	3.0	(5.4)	226.4
Three Months Ended March 31, 2019
Revenues	$232.1	$295.8	$30.5	$30.3	$13.9	$—	$602.6
Operating income (loss)	88.1	37.6	18.3	5.8	(0.4)	(2.9)	146.5

15.  EMPLOYEE BENEFIT PLANS

Employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under the Internal Revenue Code. The Deferred Compensation Plan assets, held in a rabbi trust, are subject to the claims of general creditors of the Company and totaled $18.4 million at March 31, 2020. Although the value of the plans are recorded in financial investments on the condensed consolidated balance sheets, there are equal and offsetting liabilities in other non-current liabilities. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both other expense, net and compensation and benefits expense in the condensed consolidated statements of income. The Company contributed $1.5 million and $1.6 million to the defined contribution plans for the three months ended March 31, 2020 and 2019, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

For employees of Cboe Europe Limited, the Company contributes to an employee-selected stakeholder contribution plan. The Company’s contribution amounted to $0.2 million for the three months ended March 31, 2020 and 2019, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

16.  REGULATORY CAPITAL

As a broker-dealer registered with the SEC, Cboe Trading is subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading computes the net capital requirements under the basic method provided for in Rule 15c3-1.

As of March 31, 2020, Cboe Trading is required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. At March 31, 2020, Cboe Trading had net capital of $7.1 million, which was $6.1 million in excess of its required net capital of $1.0 million.

As entities regulated by the FCA, Cboe Europe Limited is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe Limited computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. This FRR was $20.4 million at March 31, 2020. At March 31, 2020, Cboe Europe Limited had capital in excess of its required FRR of $56.7 million.

As a Banks, Investment firms, PRUdential (BIPRU) 50k firm, as defined by the Markets in Financial Instruments Directive of the FCA, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at March 31, 2020, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. At March 31, 2020, Cboe Chi-X Europe had capital in excess of its required CRR of $0.5 million. Cboe Chi-X Europe Limited is currently dormant having ceased offering its routing service in November 2018.

On March 8, 2019, Cboe Europe NL received approval from the Dutch Ministry of Finance to operate a RM, a MTF, and an approved publication arrangement in the Netherlands. As a RM, Cboe Europe NL is subject to minimum capital requirements, as established by the Dutch Ministry of Finance in the license dated March 8, 2019. As of March 31, 2020, the minimum capital requirement calculated in accordance with the license was $1.5 million. At March 31, 2020, Cboe Europe NL had capital in excess of its requirement of $4.1 million.

As a designated contract market regulated by the CFTC, CFE is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. As of March 31, 2020, CFE had annual projected operating expenses of $58.2 million and had financial resources that exceeded this amount. Additionally, as of March 31, 2020, CFE had projected operating expenses for the upcoming six months of $29.1 million and had unencumbered, liquid financial assets, including a line of credit from Cboe, that exceeded this amount.

As a swap execution facility regulated by the CFTC, Cboe SEF is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of March 31, 2020, Cboe SEF had annual projected operating expenses of $0.7 million and had financial resources that exceeded this amount. Additionally, as of March 31, 2020, Cboe SEF had projected operating expenses for the upcoming six months of $0.4 million and had unencumbered, liquid financial assets that exceeded this amount.

17.  STOCK-BASED COMPENSATION

Stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of actual forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. Vesting may be accelerated for certain officers and employees as a result of attaining certain age and service based requirements in the Company’s long-term incentive plan and award agreements.

The Company recognized stock-based compensation expense of $8.3 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income.

The activity in the Company’s stock options and restricted stock, consisting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the three months ended March 31, 2020 was as follows:

Stock Options

The following table summarizes stock options activity during the three months ended March 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(in millions)
Outstanding and exercisable, December 31, 2019	10,834	$18.59
Exercised	1,510	21.15
Outstanding and exercisable, March 31, 2020	9,324	$18.17	0.2	$0.7

The total intrinsic value of stock options exercised was $0.2 million and $20.7 million for the three months ended March 31, 2020 and 2019, respectively.

RSAs and RSUs

The following table summarizes RSA and RSU activity during the three months ended March 31, 2020:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2019	436,013	$92.47
Granted	164,925	119.65
Vested	(246,850)	86.92
Forfeited	(10,674)	104.90
Nonvested stock at March 31, 2020	343,414	$109.12

RSAs granted to non-employee members of the board of directors have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the RSAs will be forfeited if the director leaves the board of directors prior to the applicable vesting date. The RSAs have voting rights and entitle the holder to receive dividends.

RSUs entitle the holder to one share of common stock upon vesting, typically vest over a three year period, and vesting accelerates upon the occurrence of a change in control or a termination of employment following a change in control. Vesting will also accelerate upon a qualified retirement. Qualified retirement eligibility occurs once a holder is at least 55 years of age and has completed at least 10 years of service for grants awarded in and after 2017. Unvested RSUs will be forfeited if the officer, or employee, leaves the Company prior to the applicable vesting date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

In connection with the Merger, each award of restricted Bats common stock (“Bats restricted shares”) granted under any of the Bats Plans that was unvested immediately prior to the effective time of the Merger was assumed by the Company and converted into an award of restricted shares of our common stock, subject to the same terms and conditions (including vesting schedule) that applied to the applicable Bats restricted shares immediately prior to the effective time of the Merger (but taking into account any changes, including any acceleration of vesting of such Bats restricted shares, occurring by reason provided for in the agreement related to the Merger).

During the three months ended March 31, 2020, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 97,321 shares of common stock totaling $11.5 million as the result of the vesting of 246,850 shares of restricted stock.

PSUs

The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the three months ended March 31, 2020:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2019	132,248	$105.75
Granted	72,975	125.62
Vested	(48,053)	108.91
Forfeited	(34,504)	109.85
Nonvested stock at March 31, 2020	122,666	$115.18

PSUs include awards related to earnings per share during the performance period as well as awards related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return PSUs which incorporated the following assumptions: risk-free interest rate (1.36)%, three-year volatility (21.0)% and three-year correlation with S&P 500 Index (0.25). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of the Company’s common stock. The vesting period for the PSUs contingent on the achievement of performance conditions is three years. For each of the performance awards, the PSUs will be settled in shares of the Company’s common stock following vesting of the PSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change in control of the Company, or a termination of employment following a change in control, or in the event of a participant’s earlier death or disability. Participants have no voting rights with respect to the PSUs until the issuance of the shares of common stock. Dividends are accrued by the Company and will be paid after the associated performance conditions are achieved and the PSUs are settled in shares of the Company’s common stock.

In the three months ended March 31, 2020, to satisfy employees’ tax obligations upon the vesting of PSUs, the Company purchased 19,456 shares of common stock totaling $2.4 million as the result of the vesting of 48,053 PSUs.

As of March 31, 2020, there were $34.1 million in total unrecognized compensation costs related to restricted stock, RSUs, and PSUs. These costs are expected to be recognized over a weighted average period of 2.3 years.

Employee Stock Purchase Plan

In May 2018, the Company’s stockholders approved an Employee Stock Purchase Plan, (“ESPP”), under which a total of 750,000 shares of the Company’s common stock was made available for purchase to employees. The ESPP is a broad-based plan that permits employees to contribute up to 10% of wages and base salary to purchase shares of the Company’s common stock at a discount, subject to applicable annual Internal Revenue Service limitations. Under the ESPP, a participant may not purchase more than a maximum of 312 shares of the Company’s common stock during any single offering period. No participant may accrue options to purchase shares of the Company’s common stock at a rate that exceeds $25,000 in fair market value of the Company’s common stock (determined at the time such options are granted) for each calendar year in which such rights are outstanding at any time. The exercise price per share of common stock shall be 90% (for eligible U.S. employees) or 85% (for eligible international employees) of the lesser of the fair value of the stock on the first day of the applicable offering period or the applicable exercise date.

The Company records compensation expense over the offering period related to the discount that is given to employees, which totaled $0.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, 710,103 shares were reserved for future issuance under the ESPP.

18. EQUITY

Common Stock

The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of March 31, 2020, 325,000,000 shares of common stock were authorized, $0.01 par value, and 125,944,478 and 109,719,823 shares were issued and outstanding, respectively. As of December 31, 2019, 325,000,000 shares of common stock were authorized, $0.01 par value, and 125,701,889 and 110,656,892 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.

Common Stock in Treasury, at Cost

The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. The Company held 16,224,655 and 15,044,997 shares of common stock in treasury as of March 31, 2020 and December 31, 2019, respectively.

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

The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the periods presented as follows:

	Three Months Ended March 31,
	2020	2019
Number of shares of common stock repurchased	1,062,881	366,793
Average price paid per share	$112.46	$95.36
Total purchase price (in millions)	$119.5	$35.0

Since inception of the program through March 31, 2020, the Company has repurchased 14,778,890 shares of common stock at an average cost per share of $62.27, totaling $920.3 million.

As of March 31, 2020 and 2019, the Company had $179.7 million and $171.1 million of availability remaining under its existing share repurchase authorizations, respectively.

Purchase of Common Stock from Employees

The Company purchased 116,777 and 118,563 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $119.53 and $94.59 during the three months ended March 31, 2020 and 2019, respectively. These shares consisted of shares retained to cover payroll withholding taxes or option costs in connection with the vesting of RSAs, RSUs, PSUs, and stock option exercises.

Preferred Stock

The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of March 31, 2020, and December 31 2019, the Company had no shares of preferred stock issued or outstanding.

Dividends

During the three months ended March 31, 2020, the Company declared and paid cash dividends per share of $0.36 for an aggregate payout of $40.0 million. During the three months ended March 31, 2019, the Company declared and paid cash dividends per share of $0.31 for an aggregate payout of $34.8 million.

Each share of common stock, including RSAs, RSUs, and PSUs, is entitled to receive dividend and dividend equivalents, respectively, if, as and when declared by the board of directors of the Company. The Company’s expectation is to continue to pay dividends. The decision to pay a dividend, however, remains within the discretion of the Company’s board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our board of directors deems relevant. Future debt obligations and statutory provisions, among other things, may limit, or in some cases prohibit, our ability to pay dividends.

As a holding company, the Company’s ability to declare and continue to pay dividends in the future with respect to its common stock will also be dependent upon the ability of its subsidiaries to pay dividends to it under applicable corporate law.

19.  INCOME TAXES

The Company records income tax expense during interim periods based on the best estimate of the full year’s income tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective income tax rate and any change in the estimated rate is recorded on a cumulative basis.

The effective income tax rate from continuing operations was 27.6% and 25.5% for the three months ended March 31, 2020 and 2019, respectively. The lower effective income tax rate for the three months ended March 31, 2019 was primarily due to excess tax benefits related to equity awards.

The Company petitioned the U.S. Tax Court on January 13, 2017, May 7, 2018 and November 29, 2018 for a redetermination of Internal Revenue Service notices of deficiency for Cboe and certain of its subsidiaries for tax years 2011 through 2015 related to its Section 199 claims. The Company also filed a complaint on October 5, 2018 with the Court of Federal Claims for a refund of Section 199 claims related to tax years 2008 through 2010. The Company believes the aggregate amount of any additional liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company. As of March 31, 2020, the Company has not resolved these matters, and proceedings continue in the U.S. Tax Court and the Court of Federal Claims.

20.  EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Basic earnings per share numerator:
Net income	$157.4	$95.2
Loss attributable to noncontrolling interest	—	0.2
Net income excluding noncontrolling interest	157.4	95.4
Change in redemption value of noncontrolling interest	—	(0.2)
Earnings allocated to participating securities	(0.4)	(0.6)
Net income allocated to common stockholders	$157.0	$94.6
Basic earnings per share denominator:
Weighted average shares outstanding	110.4	111.5
Basic earnings per share	$1.42	$0.85

Diluted earnings per share numerator:
Net income	$157.4	$95.2
Loss attributable to noncontrolling interest	—	0.2
Net income excluding noncontrolling interest	157.4	95.4
Change in redemption value of noncontrolling interest	—	(0.2)
Earnings allocated to participating securities	(0.4)	(0.6)
Net income allocated to common stockholders	$157.0	$94.6
Diluted earnings per share denominator:
Weighted average shares outstanding	110.4	111.5
Dilutive potential common shares outstanding	0.2	0.2
Total dilutive weighted average shares	110.6	111.7
Diluted earnings per share	$1.42	$0.85

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted net income per common share.

21.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

Legal Proceedings

As of March 31, 2020, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

The Company reviews its legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the condensed consolidated financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. The Company’s assessment of whether a loss is remote, reasonably possible, or probable is based on its assessment of the ultimate outcome of the matter following all appeals.

As of March 31, 2020, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.

Except as set forth herein, there have been no material changes during the period covered by this Form 10-Q from the legal proceedings disclosures in the Annual Report on Form 10-K for the year ended December 31, 2019.

SIFMA

Securities Industry Financial Markets Association (“SIFMA”) has filed a number of denial of access applications with the SEC to set aside proposed rule changes to establish or modify fees for Cboe Options, C2, BZX, BYX, EDGX and EDGA (the “Exchanges”) market data products and related services (the “Challenged Fees”). The Challenged Fees were held in abeyance pending a decision, which was issued by the SEC on October 16, 2018, on a separate SIFMA denial of access application regarding fees proposed by Nasdaq and the NYSE for their respective market data products. In a second order entered on October 16, 2018, the SEC issued an order (the “Order”) that remanded the stayed Challenged Fees and ordered the Exchanges to: (i) within six months of the Order, provide notice to the SEC of developed or identified fair procedures for assessing the Challenged Fees (the “Procedures”) and (ii) within one year of the Order, apply the Procedures to the Challenged Fees and submit to the SEC a record explaining the Exchanges’ conclusions. On October 26, 2018, the Exchanges filed a motion to reconsider the Order with the SEC. On November 21, 2018, the Exchanges filed with the SEC a joinder motion to NYSE’s prior motion for stay of the Order. On December 3, 2018, SIFMA filed a response to NYSE’s motion for stay. Nasdaq withdrew its motion to reconsider the Order with the SEC on December 4, 2018, and on December 5, 2018, filed a Petition for Review with the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”). On December 14, 2018, the SEC denied the motion for stay but tolled the compliance date set forth in the remand order until ruling is made on the motion to reconsider. The Exchanges and NYSE filed on January 4, 2019 a motion to intervene in the Nasdaq Petition for Review to ensure the ability to participate in the case; the motion to intervene was granted on January 25, 2019. On the same day, SIFMA filed a motion with the D.C. Circuit moving to dismiss or hold in abeyance the Petition for Review. The Exchanges and NYSE submitted on February 6, 2019 a statement of issues for consideration in connection with the Petition for Review pending before the D.C. Circuit. On March 29, 2019, the D.C. Circuit issued an order indicating that SIFMA’s motion to dismiss will be considered with the underlying merits of the Petition for Review. On May 7, 2019, the SEC denied the Exchanges and NYSE’s motion for reconsideration of the Order. The SEC also further tolled the effectiveness of the remand order subject to the resolution of the substantive SIFMA case against Nasdaq and NYSE Arca that is already before the D.C. Circuit. On June 17, 2019, the Exchanges filed a petition for review of the May 7, 2019 SEC order denying reconsideration of the Order with the D.C. Circuit and of the Order. The Exchanges’ joint opening brief was filed on October 23, 2019, the SEC’s response was filed on November 22, 2019, the Exchanges’ joint reply was filed on December 20, 2019 and final briefs were filed on January 10, 2020. Oral arguments were held on February 18, 2020. An adverse ruling in that matter or a subsequent appeal could adversely affect exchange market data fees. However, the Company believes that the claims are without merit and intends to litigate the matter vigorously. The Company is unable to estimate what, if any, liability may result from this litigation.

VIX Litigation

On March 20, 2018, a putative class action complaint captioned Tomasulo v. Cboe Exchange, Inc., et al., No. 18-cv-02025 was filed in federal district court for the Northern District of Illinois alleging that the Company intentionally designed its products, operated its platforms, and formulated the method for calculating VIX and the Special Opening Quotation, (i.e., the special VIX value designed by the Company and calculated on the settlement date of VIX derivatives prior to the opening of trading), in a manner that could be collusively manipulated by a group of entities named as John Doe defendants. A number of similar putative class actions, some of which do not name the Company as a party, were filed in federal court in Illinois and New York on behalf of investors in certain volatility-related products. On June 14, 2018, the Judicial Panel on Multidistrict Litigation centralized the putative class actions in the federal district court for the Northern District of Illinois. On September 28, 2018, plaintiffs filed a master, consolidated complaint that is a putative class action alleging various claims against the Company and John Doe defendants in the federal district court for the Northern District of Illinois. The claims asserted against the Company consist of a Securities Exchange Act fraud claim, three Commodity Exchange Act claims and a state law negligence claim. Plaintiffs request a judgment awarding class damages in an unspecified amount, as well as punitive or exemplary damages in an unspecified amount, prejudgment interest, costs including attorneys’ and experts’ fees and expenses and such other relief as the court may deem just and proper. On November 19, 2018, the Company filed a motion to dismiss the master consolidated complaint and the plaintiffs filed their response on January 7, 2019. The Company filed its reply on January 28, 2019. On May 29, 2019, the federal district court for the Northern District of Illinois granted the Company’s motion to dismiss plaintiffs’ entire complaint against the Company. The state law negligence claim was dismissed with prejudice and the other claims were dismissed without prejudice with leave to file an amended complaint, which plaintiffs filed on July 19, 2019. On August 28, 2019, the Company filed its second motion to dismiss the amended consolidated complaint and plaintiffs filed their response on October 8, 2019. On January 27, 2020, the federal district court for the Northern District of Illinois granted the Company’s second motion to dismiss and all counts against the Company were dismissed with prejudice. On April 21, 2020, the federal district court for the Northern District of Illinois granted plaintiffs’ motion to certify the January 27, 2020 dismissal order for an immediate appeal. The Company currently believes that the claims are without merit and intends to litigate the matter vigorously. The Company is unable to estimate what, if any, liability may result from this litigation.

Other

As self-regulatory organizations under the jurisdiction of the SEC, Cboe Options, C2, BZX, BYX, EDGX and EDGA are subject to routine reviews and inspections by the SEC. As a designated contract market under the jurisdiction of the CFTC, CFE is subject to routine reviews and inspections by the CFTC. Cboe SEF, LLC is a swap execution facility registered with the CFTC and subject to routine reviews and inspections by the CFTC. Cboe Trading is subject to reviews and inspections by FINRA. The Company has from time to time received inquiries and investigative requests from the SEC’s Office of Compliance Inspections and Examinations as well as the Division of Enforcement seeking information about the Company’s compliance with its obligations as a self-regulatory organization, the federal securities laws as well as members’ compliance with the federal securities laws. In addition, while Cboe Europe Limited and Cboe Chi-X Europe have not been the subject of any material litigation or regulatory investigation in the past, there is always the possibility of such action in the future. As both companies are domiciled in the U.K., it is likely that any action would be taken in the U.K. courts in relation to litigation or by the FCA in relation to any regulatory enforcement action.

The Company is also currently a party to various other legal proceedings in addition to those already mentioned. Management does not believe that the likely outcome of any of these other reviews, inspections, investigations or other legal proceedings is expected to have a material impact on the Company’s financial position, results of operations, liquidity or capital resources.

See also Note 7 (“Credit Losses”) for information on promissory notes related to the CAT.

See also Note 19 (“Income Taxes”).

Contractual Obligations

See Note 22 (“Leases”) for information on lease obligations.

22. LEASES

The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of March 31, 2020. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets and the Company recognizes lease expense in facilities costs within the condensed consolidated statements of income for these leases on a straight-line basis over the lease term. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. As the implicit rate in the Company’s leases are generally not reasonably determinable, the Company applies an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. During the three months ended March 31, 2020, an additional $64.2 million of right of use assets and

$84.7 million of lease liabilities were added related to new operating leases. Additionally, the Company recognized $20.4 million related to leasehold improvement incentives paid by the lessor.

In September 2019, the Company signed a new lease to secure approximately 185,000 square feet of office space within the Old Post Office building in Chicago, Illinois, which will serve as the Company’s new global headquarters. The initial term of the lease will be 187 months from the accounting commencement date, January 13, 2020. The Company has the option to renew the lease term for an additional 60 months. The total legally binding minimum lease payments for this lease are approximately $98.8 million. See Note 6 (“Property and Equipment, Net”) for information on the current headquarters location.

Additionally, in September 2019, the Company signed a new lease to secure approximately 40,000 square feet of office space within the Chicago Board of Trade Building in Chicago, Illinois, where the Company plans to build a new trading floor and office space. The initial term of the lease will be 150 months from the accounting commencement date, May 1, 2020. The Company has the option to renew the lease term for an additional 60 months. The total legally binding minimum lease payments for this lease are approximately $17.1 million.

The following table presents the supplemental balance sheet information related to leases as of March 31, 2020 and December 31, 2019, respectively (in millions):

	March 31,	December 31,
	2020	2019
Operating lease right of use assets	$114.0	$53.4
Total leased assets	$114.0	$53.4

Accrued liabilities	$9.6	$8.7
Non-current operating lease liabilities	128.3	46.7
Total leased liabilities	$137.9	$55.4

The following table presents operating lease costs and other information as of and for the three months ended March 31, 2020 and 2019, respectively (in millions, except as stated):

	Three Months Ended March 31,
	2020	2019
Operating lease costs (1)	$4.9	$3.5

Lease term and discount rate information:
Weighted average remaining lease term (years)	13.2	9.5
Weighted average discount rate	3.5%	3.1%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities	$2.8	$2.1
Lease incentive for leasehold improvements	20.4	—
Right-of-use assets obtained in exchange for lease liabilities (2)	64.2	18.9
(1)	Includes short-term lease and variable lease costs, which are immaterial.
(2)	Excludes right-of-use assets and lease liabilities recognized upon adoption of the lease accounting standard in 2019 of $40.3 million and $42.8 million, respectively.

The maturities of the lease liabilities are as follows as of March 31, 2020 (in millions):

March 31,
2020
Remainder of 2020	$10.1
2021	16.3
2022	15.6
2023	14.3
2024	10.1
After 2024	108.7
Total lease payments (1)	$175.1
Less: Interest	(37.2)
Present value of lease liabilities	$137.9
(1)	Total lease payments include $20.4 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $17.1 million of legally binding lease payments for leases signed but will commence after March 31, 2020.

23.  SUBSEQUENT EVENTS

There have been no subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the three months ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Options. Our options segment includes listed options on market indices (“index options”), mostly on an exclusive basis, as well as on non-exclusive “multi-listed” options, such as options on the stocks of individual corporations (“equity options”) and options on ETPs, such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”). These options trade on Cboe Options, C2, BZX, and EDGX. Cboe Options is our primary options market and offers trading in listed options through a single system, known as our Hybrid trading model, which integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. There is a temporary suspension of open outcry trading in response to the COVID-19 pandemic. C2, BZX, and EDGX are our all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data revenue generated from the U.S. tape plan, the sale of proprietary market data, index licensing, and access and capacity services.

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

General Factors Affecting Results of Operations

In broad terms, our business performance is impacted by a number of drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, the regulatory environment for capital markets, geopolitical events, central bank policies and changing technology, particularly in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends, including:

●	trading volumes on our proprietary products such as VIX options and futures and SPX options;
●	trading volumes in listed equity securities and ETPs in both the U.S. and Europe, volumes in listed equity options, and volumes in institutional FX trading;
●	the demand for and the pricing structure of the U.S. tape plan market data distributed by the Securities Information Processors (SIPs), which determines the pool size of the industry market data revenue we receive based on our market share;
●	consolidation and expansion of our customers and competitors in the industry;
●	the demand for information about, or access to, our markets, which is dependent on the products we trade, our importance as a liquidity center and the quality and pricing of our data and access and capacity services;
●	continuing pressure in transaction fee pricing due to intense competition in the United States and Europe;
●	significant fluctuations in foreign currency translation rates or weakened value of currencies; and
●	regulatory changes relating to market structure and increased capital requirements, and those which affect certain types of instruments, transactions, pricing structures, capital market participants or reporting or compliance requirements, including any changes resulting from Brexit.

A number of significant structural, political and monetary issues and the COVID-19 pandemic continue to confront the global economy, and instability could continue, resulting in an increased or subdued level of market volatility, changes in trading volumes and greater uncertainty.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. We are closely monitoring developments around COVID-19 and following guidance provided by governmental and public health agencies. In response to COVID-19, we have provided frequent communications to employees, customers, regulators, critical vendors, technology equipment suppliers, data and disaster recovery centers, and other service providers and instructed non-essential employees to work from home on a temporary basis, implemented travel restrictions, and after the close of business on March 13, 2020, temporarily suspended open outcry trading, without any significant disruptions to our business or control processes. We will continue to take further actions as necessary in response to addressing COVID-19. As of the date of this report, it is too early to determine the full impact this virus may have on the global financial markets and the overall economy. Our business and operations could be materially and adversely affected by the effects of COVID-19, however, the extent to which our results could be affected by COVID-19 largely depends on future developments which cannot be accurately predicted and are uncertain. Further, changes in trading behavior, market disruptions and other future developments caused by the effects of COVID-19 could impact trading volumes and the demand for our products, market data, and services, which could have a material adverse effect on our business, financial condition, operating results and cash flows for the remainder of fiscal year 2020 and could be material during any future period impacted either directly or indirectly by this pandemic.

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

Access and Capacity Fees

Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. Facilities, systems services and other fees are generally monthly fee-based. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligation is met. All access and capacity fees associated with the trading floor are recognized in the Options segment. There is no remaining performance obligation after revenue is recognized.

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

Regulatory Fees

Regulatory fees primarily represent fees collected by the Company to cover the Section 31 fees charged to the Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA) and are charged by the SEC. Consistent with industry practice, the fees charged to customers are based on the fee set by the SEC per notional value of the transaction executed on the Company’s markets. These fees are calculated and billed monthly and are recognized in the U.S. Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principals in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) which supports the Company’s regulatory oversight function in the Options segment, along with other miscellaneous regulatory fees, and neither can be used for non-regulatory purposes. The ORF and miscellaneous fees are recognized when the performance obligation is fulfilled.

Other Revenue

Other revenue primarily includes among other items, revenue from various licensing agreements, all fees related to the trade reporting facility operated in the European Equities segment, and revenue associated with advertisements through the Company’s websites.

Components of Cost of Revenues

Liquidity Payments

Liquidity payments are directly correlated to the volume of securities traded on our markets. As stated above, we record the liquidity rebates paid to market participants providing liquidity, in the case of C2, BZX, EDGX, and Cboe Europe Equities, as cost of revenue. BYX and EDGA offer a pricing model pursuant to which we rebate liquidity takers for executing against an order resting on our book, which is also recorded as a cost of revenue.

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

Depreciation and Amortization

Depreciation and amortization expense results from the depreciation of long-lived assets purchased, the amortization of purchased and internally developed software, and the amortization of intangible assets.

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

Non-Operating Expense

Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other expense. These activities primarily include interest earned on the investing of excess cash, interest expense related to outstanding debt facilities, dividend income, income and unrealized gains and losses related to investments held in a rabbi trust for the Company’s non-qualified retirement and benefit plans, and equity earnings or losses from our investments in other business ventures.

Financial Summary

The following summarizes changes in financial performance for the three months ended March 31, 2020 and 2019 and certain non-GAAP financial measures. These non-GAAP financials measures assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items management believes do not reflect our underlying operations. Please see the footnotes below for additional information and reconciliations from our condensed consolidated financial statements.

Total Revenues (in millions)

$602.6
$921.5
Q1 2019
Q1 2020

Revenues less cost of revenues (in millions)

$280.5
$358.3
Q1 2019
Q1 2020

Net Income (in millions)

$95.2
$157.4
Q1 2019
Q1 2020

EBITDA Margin[1]

65.7%
73.9%
Q1 2019
Q1 2020

Adjusted EBITDA Margin[1]

66.5%
74.2%
Q1 2019
Q1 2020

Basic Earnings Per Share

$0.85
$1.42
Q1 2019
Q1 2020

Diluted Earnings Per Share

$0.85
$1.42
Q1 2019
Q1 2020

Adjusted Diluted Earnings per Share[1]

$1.11
$1.65
Q1 2019
Q1 2020

(1)	These are Non-GAAP figures for which reconciliations are provided below.

	Three Months Ended March 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$921.5	$602.6	$318.9	52.9%
Total cost of revenues	563.2	322.1	241.1	74.9%
Revenues less cost of revenues	358.3	280.5	77.8	27.7%
Total operating expenses	131.9	134.0	(2.1)	(1.6)%
Operating income	226.4	146.5	79.9	54.5%
Income before income tax provision	217.5	127.8	89.7	70.2%
Income tax provision	60.1	32.6	27.5	84.4%
Net income	157.4	95.2	62.2	65.3%
Basic earnings per share	$1.42	$0.85	$0.57	67.1%
Diluted earnings per share	1.42	0.85	0.57	67.1%
EBITDA(1)	264.9	184.3	80.6	43.7%
EBITDA margin(2)	73.9%	65.7%	8.2%	*
Adjusted EBITDA(1)	$265.7	$186.6	$79.1	42.4%
Adjusted EBITDA margin(3)	74.2%	66.5%	7.7%	*
Adjusted earnings(4)	$182.3	$124.5	$57.8	46.4%
Adjusted earnings margin(5)	50.9%	44.4%	6.5%	*
Diluted weighted average shares outstanding	110.6	111.7	(1.1)	(1.0)%
Adjusted Diluted earnings per share(5)	$1.65	$1.11	$0.54	48.6%
*	Not meaningful

The following summarizes changes in certain operational and financial metrics for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	Three Months Ended March 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Total touched contracts	10.7	7.1	3.6	50.7%
Market ADV	28.0	19.2	8.8	45.8%
Index contract ADV	2.7	1.9	0.8	42.1%
Multi-Listed contract ADV	8.0	5.2	2.8	53.8%
Number of trading days	62	61	1	1.6%
Total Options revenue per contract (RPC) (6)	$0.234	$0.240	$(0.006)	(2.5)%
Multi-Listed Options RPC (6)	0.053	0.067	(0.014)	(20.9)%
Index Options RPC (6)	0.781	0.730	0.051	7.0%
Market share	38.3%	36.8%	1.5%	*
U.S. Equities:
ADV:
Total touched shares (in billions)	2.0	1.3	0.7	53.8%
Market ADV (in billions)	11.0	7.5	3.5	46.7%
Trading days	62	61	1	1.6%
Market share	16.7%	16.0%	0.7%	*
U.S. Equities (net capture per one hundred touched shares)(7)	$0.026	$0.029	$(0.003)	(10.3)%
U.S. ETPs: launches (number of launches)	18	11	7	63.6%
U.S. ETPs: listings (number of listings)	351	294	57	19.4%
Futures:
ADV (in thousands)	330.9	231.3	99.6	43.1%
Trading days	62	61	1	1.6%
Revenue per contract	$1.750	$1.739	$0.011	0.6%
European Equities:
ADNV:
Matched and touched ADNV (in billions)	€9.1	€9.2	€(0.1)	(1.1)%
Market ADNV (in billions)	51.5	41.7	9.8	23.5%
Trading days	64	63	1	1.6%
Market share	17.7%	22.1%	(4.4)%	*
European Equities (net capture per matched notional value in basis points)(8)	0.244	0.210	0.034	16.2%
Average Euro/British pound exchange rate	£0.861	£0.872	£(0.011)	(1.2)%
Global FX:
ADNV (in billions)	$43.3	$36.5	$6.8	18.6%
Trading days	64	63	1	1.6%
Global FX (net capture per one million dollars traded)(9)	2.69	2.61	0.08	3.1%
Average British pound/U.S. dollar exchange rate	$1.281	$1.302	$(0.021)	(1.6)%
*	Not meaningful
(1)	EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(3)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
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
(5)	Adjusted diluted earnings per share represents Adjusted earnings divided by diluted weighted average shares outstanding.
(6)	Revenue per contract represents transaction fees less liquidity payments and routing and clearing costs divided by total contracts traded during the period.
(7)	Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX, and EDGA and the number of trading days for the period.
(8)	Net capture per matched notional value in basis points refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Limited and the number of trading days for the period.
(9)	Net capture per one million dollars traded refers to net transaction fees, divided by the product of one-millionth of ADNV traded on the Cboe FX market, the number of trading days, and two, which represents the buyer and seller that are both charged on the transaction for the period.

The following tables are reconciliations of net income allocated to common stockholders to EBITDA and adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2020
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$143.3	$47.7	$26.8	$6.8	$3.0	$(70.6)	$157.0
Interest expense, net	—	—	—	(0.1)	—	7.4	7.3
Income tax provision	—	1.2	—	2.9	—	56.0	60.1
Depreciation and amortization	7.7	17.8	0.8	7.2	7.0	—	40.5
EBITDA	151.0	66.7	27.6	16.8	10.0	(7.2)	264.9
Acquisition-related costs	(5.5)	—	—	—	—	6.3	0.8
Adjusted EBITDA	$145.5	$66.7	$27.6	$16.8	$10.0	$(0.9)	$265.7

	Three Months Ended March 31,
	2019
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total
	(in millions)
Net income (loss) allocated to common stockholders	$79.2	$37.0	$18.2	$3.0	$(0.4)	$(42.4)	$94.6
Interest expense, net	—	—	—	(0.1)	—	10.0	9.9
Income tax provision	—	0.4	—	2.5	—	29.7	32.6
Depreciation and amortization	9.9	19.9	0.4	7.5	7.8	1.7	47.2
EBITDA	89.1	57.3	18.6	12.9	7.4	(1.0)	184.3
Acquisition-related costs	0.8	—	—	0.3	0.3	0.9	2.3
Adjusted EBITDA	$89.9	$57.3	$18.6	$13.2	$7.7	$(0.1)	$186.6

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Net income allocated to common stockholders	$157.0	$94.6
Amortization	32.5	37.6
Acquisition-related costs	0.8	2.3
Change in redemption value of noncontrolling interest	—	0.2
Tax effect of adjustments	(7.6)	(10.0)
Net income allocated to participating securities	(0.4)	(0.2)
Adjusted earnings	$182.3	$124.5

Revenues

Total revenues for the three months ended March 31, 2020 increased $318.9 million, or 52.9%, compared to the prior period, primarily due to a $231.1 million, or 53.7% increase in transaction fees as a result of increased market volumes in Options, U.S. Equities and Futures, coupled with an increase in regulatory fees. The following summarizes changes in revenues for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	Three Months Ended
	March 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(in millions, except percentages)
Transaction fees	$661.5	$430.4	$231.1	53.7%
Access and capacity fees	57.7	54.4	3.3	6.1%
Market data fees	56.2	51.6	4.6	8.9%
Regulatory fees	136.8	58.7	78.1	133.0%
Other revenue	9.3	7.5	1.8	24.0%
Total revenues	$921.5	$602.6	$318.9	52.9%

Transaction Fees

Transaction fees increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a 45.8% increase in overall options market ADV, including a 42.1% increase in index options ADV, a 46.7% increase in U.S. Equities market ADV, and a 43.1% increase in Futures ADV when compared to the same period in 2019.

Access Fees and Capacity Fees

Access and capacity fees increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in logical port units in the Options and European Equities segments.

Market Data Fees

Market data fees increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to additional revenue attributed to the acquisitions of Hanweck and FT Options during the first quarter of 2020, coupled with an increase in tape plan market data revenue within the U.S. Equities segment related to audit recoveries.

Regulatory Fees

Regulatory fees increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in Section 31 fees as a result of higher volumes in the U.S. Equities and Options segments, coupled with increases in the Section 31 fee rate from $13.00 per million dollars of covered sales for the three months ended March 31, 2019 to an average rate of $21.40 per million dollars of covered sales during the three months ended March 31, 2020.

Other Revenue

Other revenue increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to additional index licensing and trade reporting services revenue in 2020.

Cost of Revenues

Cost of revenues increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to higher liquidity payments as a result of an increase in volumes traded on the U.S. Equities and Options exchanges, which increased $148.7 million, coupled with an increase in Section 31 fees within the U.S. Equities and Options segments, which increased $70.6 million and $8.6 million, respectively.

The following summarizes changes in cost of revenues for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	Three Months Ended
	March 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(in millions, except percentages)
Liquidity payments	$392.4	$243.7	$148.7	61.0%
Routing and clearing	16.0	9.2	6.8	73.9%
Section 31 fees	127.4	48.2	79.2	164.3%
Royalty fees	27.4	21.0	6.4	30.5%
Total	$563.2	$322.1	$241.1	74.9%

Liquidity Payments

Liquidity payments increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to higher liquidity payments as a result of an increase in volumes traded on the U.S. Equities and Options exchanges.

Routing and Clearing

The increase in routing and clearing fees for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to an increase in routed trades in the U.S. Equities segment.

Section 31 Fees

Section 31 fees increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in Section 31 fees as a result of higher volumes in the U.S. Equities and Options segments, coupled with increases in the Section 31 fee rate from $13.00 per million dollars of covered sales for the three months ended March 31, 2019 to an average rate of $21.40 per million dollars of covered sales during the three months ended March 31, 2020.

Royalty Fees

Royalty fees increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in trading volume in licensed products.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased $77.8 million, or 27.7%, for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a $75.6 million, or 42.6%, increase in transaction fees less liquidity payments and routing and clearing costs.

The following tables summarize the components of revenues less cost of revenues for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	Three Months Ended
	March 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(in millions, except percentages)
Transaction fees less liquidity payments and routing and clearing costs	$253.1	$177.5	$75.6	42.6%
Access and capacity fees	57.7	54.4	3.3	6.1%
Market data fees	56.2	51.6	4.6	8.9%
Regulatory fees, less Section 31 fees	9.4	10.5	(1.1)	(10.5)%
Royalty fees	(27.4)	(21.0)	(6.4)	30.5%
Other	9.3	7.5	1.8	24.0%
Revenues less cost of revenues	$358.3	$280.5	$77.8	27.7%

Transaction Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction fees less liquidity payments and routing and clearing costs (“Net Transaction Fees”) increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a 42.1% increase in index options ADV, coupled with a 43.1% increase in Futures ADV and a 46.7% increase in U.S. Equities market ADV compared to the same period in 2019.

Access and Capacity Fees

Access and capacity fees increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in logical port units in the Options and European Equities segments.

Market Data Fees

Market data fees increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to additional revenue attributed to the acquisitions of Hanweck and FT Options during the first quarter of 2020, coupled with an increase in tape plan market data revenue within the U.S. Equities segment related to audit recoveries.

Regulatory Fees, less Section 31 Fees

Regulatory fees, less Section 31 Fees, decreased in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a decrease in fines and assessment fees.

Royalty Fees

Royalty fees increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in trading volume in licensed products.

Other

Other revenue increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to additional index licensing and trade reporting services revenue in 2020.

Operating Expenses

Total operating expenses decreased $2.1 million, or 1.6%, for the three months ended March 31, 2020 primarily due to a decline in depreciation and amortization, offset by an increase in compensation and benefits expense. The following summarizes changes in operating expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	Three Months Ended
	March 31,		Increase/	Percent
	2020	2019	(Decrease)	Change
	(in millions, except percentages)
Operating Expenses:
Compensation and benefits	$53.3	$48.1	$5.2	10.8%
Depreciation and amortization	40.5	47.2	(6.7)	(14.2)%
Technology support services	11.9	11.9	—	—%
Professional fees and outside services	14.9	16.2	(1.3)	(8.0)%
Travel and promotional expenses	2.1	2.6	(0.5)	(19.2)%
Facilities costs	4.1	2.1	2.0	95.2%
Acquisition-related costs	0.8	2.3	(1.5)	(65.2)%
Other expenses	4.3	3.6	0.7	19.4%
Total operating expenses	$131.9	$134.0	$(2.1)	(1.6)%

Compensation and Benefits

Compensation and benefits increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in bonus expense of $2.6 million, an increase in equity compensation as a result of forfeitures in 2019 that did not recur in 2020, and a decrease in capitalized wages of $2.2 million due to a decrease in software projects eligible for capitalization, offset by a $2.1 million decline in benefits due to the adjustment of deferred compensation plan assets.

Depreciation and Amortization

Depreciation and amortization decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the write-off of the CBOE Command software in the fourth quarter of 2019 that resulted in a $2.1 million decline in amortization, and the change in accounting classification of the Chicago headquarters building to held for sale in the second quarter of 2019, which resulted in depreciation ceasing on the building, offset by an increase of $1.2 million of depreciation related to equipment placed into service in the fourth quarter of 2019.

Technology Support Services

Technology support services costs were flat for the three months ended March 31, 2020 compared to the same periods in 2019.

Professional Fees and Outside Services

Professional fees and outside services decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a decline in regulatory service fees of $0.6 million, a decline in consulting fees of $0.5 million, and a decline in contracted services of $0.2 million.

Travel and Promotional Expenses

Travel and promotional expenses decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to travel restrictions implemented in March 2020 in response to the COVID-19 pandemic.

Facilities Costs

Facilities costs increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a reversal of deferred rent expense of $1.3 million in the first quarter 2019 that did not recur in 2020, coupled with additional rent expense incurred for the new headquarters location beginning in January 2020.

Acquisition-Related Costs

Acquisition-related costs decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a decrease in equity compensation-related expenses in 2020.

Other Expenses

Other expenses increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to additional one-time charitable contributions made related to the COVID-19 relief efforts of $1.0 million, offset by a write-off of bad debt in 2019 of $0.3 million that did not recur in 2020.

Operating Income

As a result of the items above, operating income for the three months ended March 31, 2020 was $226.4 million compared to $146.5 million for same period in 2019, an increase of $79.9 million.

Interest Expense, Net

Net interest expense decreased in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the decrease in outstanding debt from $1,216.0 million at March 31, 2019 to $868.1 million at March 31, 2020.

Other Expense, Net

Net other expense decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the reversal of the $8.8 million OCC dividend declared in 2018, which was to be paid in 2019, as a result of the SEC’s disapproval of the OCC capital plan during the first quarter of 2019, partially offset by deferred compensation plan asset expense of $2.1 million.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the three months ended March 31, 2020 was $217.5 million compared to $127.8 million for the same period in 2019, an increase of $89.7 million.

Income Tax Provision

The effective tax rate from continuing operations was 27.6% and 25.5% for the three months ended March 31, 2020 and 2019, respectively. The lower effective tax rate for the three months ended March 31, 2019 was primarily due to excess tax benefits related to equity awards.

Net Income

As a result of the items above, net income for the three months ended March 31, 2020 was $157.4 million compared to $95.2 million for the three months ended March 31, 2019, an increase of $62.2 million.

Segment Operating Results

We report results from our five segments: Options, U.S. Equities, Futures, European Equities, and Global FX. Segment performance is primarily based on operating income (loss). We have aggregated all corporate costs, as well as other business ventures, within Corporate Items and Eliminations as those activities should not be used to evaluate a segment’s operating performance. All operating expenses that relate to activities of a specific segment have been allocated to that segment.

The following summarizes our total revenues by segment:

Total revenues by segment
$1,000.0
$900.0
$800.0
$700.0
$600.0
$500.0
$400.0
$300.0
$200.0
$100.0
$-
(in millions)
$602.6
$13.9 2.3%
$30.3 5.0%
$30.5 5.1%
$295.8 49.1%
$232.1 38.5%
$921.5
$16.9 1.8%
$32.9 3.5%
$41.5 4.5%
$473.7 51.4%
$356.5 38.7%
Q1 2019
Q1 2020
Options
U.S. Equities
Futures
European Equities
Global FX

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2020	2019	Change	2020	2019
	(in millions, except percentages)
Options	$356.5	$232.1	53.6%	38.7%	38.5%
U.S. Equities	473.7	295.8	60.1%	51.4%	49.1%
Futures	41.5	30.5	36.1%	4.5%	5.1%
European Equities	32.9	30.3	8.6%	3.6%	5.0%
Global FX	16.9	13.9	21.6%	1.8%	2.3%
Total revenues	$921.5	$602.6	52.9%	100.0%	100.0%

The following summarizes our revenues less cost of revenues by segment:

Revenues less cost of revenues by segment
$400.0
$350.0
$300.0
$250.0
$200.0
$150.0
$100.0
$50.0
$-
(in millions)
$280.5
$13.9 5.0%
$22.8 8.1%
$29.5
10.5%
$75.8
27.0%
$138.5
49.4%
$358.3
$16.9 4.7%
$26.2 7.3%
$40.1
11.2%
$86.6
24.2%
$188.5
52.6%
Q1 2019
Q1 2020
Options
U.S. Equities
Futures
European Equities
Global FX

				Percentage of
				Total Revenues
				Less Cost of Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2020	2019	Change	2020	2019
	(in millions, except percentages)
Options	$188.5	$138.5	36.1%	52.6%	49.4%
U.S. Equities	86.6	75.8	14.2%	24.2%	27.0%
Futures	40.1	29.5	35.9%	11.2%	10.5%
European Equities	26.2	22.8	14.9%	7.3%	8.1%
Global FX	16.9	13.9	21.6%	4.7%	5.0%
Total revenues less cost of revenues	$358.3	$280.5	27.7%	100.0%	100.0%

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment:

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2020	2019	Change	2020	2019
	(in millions, except percentages)
Revenues less cost of revenues	$188.5	$138.5	36.1%	52.9%	59.7%
Operating expenses	45.1	50.4	(10.5)%	12.7%	21.7%
Operating income	$143.4	$88.1	62.8%	40.2%	38.0%
EBITDA(1)	$151.0	$89.1	69.5%	42.4%	38.4%
EBITDA margin(2)	80.1%	64.3%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $50.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a 45.8% increase in overall options market ADV, including a 42.1% increase in index options ADV. For the three months ended March 31, 2020, the Options segment’s operating income increased $55.3 million compared to the three months ended March 31, 2019, due to higher revenues less cost of revenues. Operating expenses decreased $5.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to decreases in acquisition-related costs, professional fees and outside services, and depreciation and amortization, partially offset by an increase in compensation and benefits and facilities costs.

U.S. Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our U.S. Equities segment:

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2020	2019	Change	2020	2019
	(in millions, except percentages)
Revenues less cost of revenues	$86.6	$75.8	14.2%	18.3%	25.6%
Operating expenses	37.6	38.2	(1.6)%	7.9%	12.9%
Operating income	$49.0	$37.6	30.3%	10.3%	12.7%
EBITDA(1)	$66.7	$57.3	16.4%	14.1%	19.4%
EBITDA margin(2)	77.0%	75.6%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $10.8 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a 46.7% increase in volumes traded on our U.S. Equities exchanges. For the three months ended March 31, 2020, the U.S. Equities segment’s operating income increased $11.4 million compared to the three months ended March 31, 2019, due to higher revenues less cost of revenue. Operating expenses decreased $0.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to decreases in depreciation and amortization and technology support services costs, partially offset by higher professional fees and outside services and compensation and benefits.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment:

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2020	2019	Change	2020	2019
	(in millions, except percentages)
Revenues less cost of revenues	$40.1	$29.5	35.9%	96.6%	96.7%
Operating expenses	13.2	11.2	17.9%	31.8%	36.7%
Operating income	$26.9	$18.3	47.0%	64.8%	60.0%
EBITDA(1)	$27.6	$18.6	48.4%	66.5%	61.0%
EBITDA margin(2)	68.8%	63.1%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $10.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a 43.1% increase in Futures ADV. For the three months ended March 31, 2020, the Futures segment’s operating income increased $8.6 million compared to the three months ended March 31, 2019, due to higher revenues less cost of revenues. Operating expenses increased $2.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in compensation and benefits.

European Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our European Equities segment:

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2020	2019	Change	2020	2019
	(in millions, except percentages)
Revenues less cost of revenues	$26.2	$22.8	14.9%	79.6%	75.2%
Operating expenses	16.7	17.0	(1.8)%	50.8%	56.1%
Operating income	$9.5	$5.8	63.8%	28.9%	19.1%
EBITDA(1)	$16.8	$12.9	30.2%	51.1%	42.6%
EBITDA margin(2)	64.1%	56.6%	*	*	*

*Not meaningful

(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $3.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a 23.5% increase in European Equities ADNV. For the three months ended March 31, 2020, the European Equities segment’s operating income increased $3.7 million compared to the three months ended March 31, 2019, due to higher revenues less cost of revenues. Operating expenses decreased $0.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to decreases in acquisition-related costs, depreciation and amortization and professional fees and outside services, partially offset by an increase in compensation and benefits.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment:

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2020	2019	Change	2020	2019
	(in millions, except percentages)
Revenues less cost of revenues	$16.9	$13.9	21.6%	100.0%	100.0%
Operating expenses	13.9	14.3	(2.8)%	82.2%	102.9%
Operating income (loss)	$3.0	$(0.4)	850.0%	17.8%	(2.9)%
EBITDA(1)	$10.0	$7.4	35.1%	59.2%	53.2%
EBITDA margin(2)	59.2%	53.2%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and adjusted EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $3.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an 18.6% increase in Global FX ADNV. For the three months ended March 31, 2020, the Global FX segment’s operating income increased $3.4 million compared to the three months ended March 31, 2019, due to higher revenues less costs of revenues. Operating expenses decreased $0.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to decreases in depreciation and amortization and acquisition-related costs, partially offset by an increase in compensation and benefits.

Liquidity and Capital Resources

Below are charts that reflect elements of our capital allocation:

We expect our cash on hand at March 31, 2020 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under our revolving credit facility will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, any dividends, potential strategic acquisitions, and opportunities for common stock repurchases under the previously announced program. We may also utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 11 (“Debt”) of the condensed consolidated financial statements for further information. Our long-term cash needs will depend on many factors, including an introduction of new products, enhancements of current products, the geographic mix of our business and any potential acquisitions. We believe our cash from operations and the availability under our revolving credit facility will meet any long-term needs unless a significant acquisition is identified, in which case we expect that we would be able to borrow the necessary funds to complete such an acquisition. In addition, we do not expect COVID-19 to have a material impact on our liquidity or capital resources, including cash from operations or uses of cash, in the near term or the foreseeable future.

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of March 31, 2020 decreased $64.1 million from December 31, 2019, primarily due to share repurchases under the share repurchase program, acquisitions, and cash dividends paid on common stock. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $77.0 million as of March 31, 2020. The remaining balance was held in the United States and totaled $88.2 million as of March 31, 2020. Our cash and cash equivalents held outside of the United States as of December 31, 2019 totaled $85.8 million, and are held in various foreign subsidiaries. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include deferred compensation plan assets as well as investments with original or acquired maturities longer than three months but that mature in less than one year from the balance sheet date and are recorded at fair value. As of March 31, 2020 and December 31, 2019, financial investments consisted of U.S. Treasury securities and deferred compensation plan assets.

Cash Flow

The following table summarizes our cash flow data for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Net cash provided by operating activities	$163.3	$118.0
Net cash (used in) provided by investing activities	(51.0)	22.0
Net cash used in financing activities	(175.7)	(71.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.7)	2.8
(Decrease) increase in cash and cash equivalents	$(64.1)	$71.1

Net Cash Flows Provided by Operating Activities

During the three months ended March 31, 2020, net cash provided by operating activities was $5.9 million higher than net income. The variance is primarily attributed to the change in income taxes receivable of $45.3 million, the adjustment for depreciation expense of $40.5 million, the change for accounts payable and accrued liabilities of $37.4 million and the change in Section 31 fees payable of $30.1 million, partially offset by the change in accounts receivable of $164.1 for the three months ended March 31, 2020.

Net cash flows provided by operating activities were $163.3 and $118.0 million for the three months ended March 31, 2020 and 2019, respectively. The change in net cash flows provided by operating activities was primarily due to the increase in net income, as well as changes in accounts receivable, accounts payable, and Section 31 fees payable balances for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Net Cash Flows (Used in) Provided by Investing Activities

Net cash flows (used in) provided by investing activities were $(51.0) million and $22.0 million for the three months ended March 31, 2020 and 2019, respectively. The variance is primarily due to acquisitions, net of cash acquired and purchases of property and equipment for the three months ended March 31, 2020.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities for the three months ended March 31, 2020 and 2019 were $175.7 million and $71.7 million, respectively. The variance is primarily attributed to share repurchases which were $119.5 million and $35.0 million for the three months ended March 31, 2020 and 2019, respectively.

Financial Assets

The following summarizes our financial assets as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$165.2	$229.3
Financial investments	43.6	71.0
Less deferred compensation plan assets	(18.4)	(23.4)
Less cash collected for Section 31 Fees	(53.1)	(69.0)
Adjusted Cash (1)	$137.3	$207.9
(1)	Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments, minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019
Term Loan Agreement	$225.0	$225.0
3.650% Senior Notes	650.0	650.0
Revolving Credit Agreement	—	—
Less unamortized discount and debt issuance costs	(6.9)	(7.4)
Total debt	$868.1	$867.6

As of March 31, 2020 and December 31, 2019, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of March 31, 2020, we had an additional $150.0 million available through our revolving credit facility, with the ability to borrow another $100.0 million by increasing the commitments under the facility. Together with adjusted cash, we had $287.3 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of March 31, 2020.

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

Under the program, for the three months ended March 31, 2020, the Company repurchased 1,062,881 shares of common stock at an average cost per share of $112.46, totaling $119.5 million. Since inception of the program through March 31, 2020, the Company has repurchased 14,778,890 shares of common stock at an average cost per share of $62.27, totaling $920.3 million.

As of March 31, 2020, the Company had $179.7 million of availability remaining under its existing share repurchase authorizations.

OCC Capital Plan

The Company’s contributed capital to OCC has been recorded under investments in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. Under OCC’s current capital management policy, which was approved by the SEC on January 24, 2020, if OCC’s equity capital falls below certain defined thresholds, OCC can access additional capital through an operational loss fee charged to clearing members. None of OCC’s shareholders (including Cboe Options) has any obligation to contribute capital to OCC under the capital management policy, nor does any shareholder have the right to receive dividends from OCC under such policy. OCC did not pay its shareholders any dividend or other return on the retained portion of their capital contributions. As such, the Company reversed the $8.8 million OCC dividend declared in 2018, which was to be paid in 2019, in other expense, net in the condensed consolidated statement of income for the three months ended March 31, 2019.

Commercial Commitments and Contractual Obligations

As of March 31, 2020, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent consideration and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 11 (“Debt”) for a discussion of the outstanding long-term debt, and Note 22 (“Leases”) for discussion on operating leases and equipment leases.

Off Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

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

For the three months ended March 31, 2020, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table:

	Three Months Ended
	March 31, 2020
		British
	Euro (1)	Pound (1)
	(in millions, except
	percentages)
Foreign denominated % of:
Revenues	0.1%	3.5%
Cost of revenues	0.0%	1.1%
Operating expenses	0.4%	7.8%
Impact of 10% adverse currency fluctuation on:
Revenues	$0.1	$3.2
Cost of revenues	0.0	0.6
Operating expenses	0.0	1.0
(1)	An average foreign exchange rate to the U.S. dollar for the period was used.

Equity Risk

Our investment in European operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European business are denominated in British pounds or Euros. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income (loss) within stockholders’ equity on our condensed consolidated balance sheet.

Our primary exposure to this equity risk as of March 31, 2020 is presented by foreign currency in the following table:

British
Pounds (1)
(in millions)
Net equity investment in Cboe Europe Limited	$726.6
Impact on consolidated equity of a 10% adverse currency fluctuation	$72.7
(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds per U.S. dollar as of March 31, 2020.

Credit Risk

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by considering such risk when selecting the counterparties with which we make investments and execute agreements.

We do not have counterparty credit risk with respect to trades matched on our exchanges in the U.S. and Europe. With respect to listed equities, we deliver matched trades of our customers to the National Security Clearing Corporation (“NSCC”) without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all equity transactions occurring on BZX, BYX, EDGX and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, EDGX and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades.

With respect to orders Cboe Trading routes to other markets for execution on behalf of our customers, Cboe Trading is exposed to some counterparty credit risk in the case of failure to perform on the part of our clearing firms, Morgan Stanley & Co. LLC (“Morgan Stanley”) or Wedbush Securities, Inc. (“Wedbush”). Morgan Stanley and Wedbush guarantee trades until one day after the trade date, after which time NSCC provides a guarantee. Thus, Cboe Trading is potentially exposed to credit risk to the counterparty to a trade routed to another market center between the trade date and one day after the trade date in the event that Morgan Stanley or Wedbush fails. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the condensed consolidated financial statements for these guarantees.

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

On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations. Any such effects to date have been minimal.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of March 31, 2020 and 2019, our cash and cash equivalents and financial investments on the condensed consolidated balance sheets, were $208.8 million and $346.6 million, respectively, of which $85.8 million and $74.3 million is held outside of the United States in various foreign subsidiaries in 2020 and 2019, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

As of March 31, 2020, we had $868.1 million in outstanding debt, of which $645.4 million relates to our 3.650% Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. The remaining amount outstanding of $222.7 million relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in interest rates relating to the amounts outstanding under the Term Loan Agreement as of March 31, 2020 would decrease annual pre-tax earnings by $2.3 million, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement, as this facility bears interest at fluctuating rates. As of March 31, 2020, there were no outstanding borrowings under our Revolving Credit Agreement. See Note 11 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.

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
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during first quarter 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

Cboe Global Markets, Inc. incorporates herein by reference the discussion set forth in Note 19 (“Income Taxes”) and Note 21 (“Commitments, Contingencies, and Guarantees”) of the condensed consolidated financial statements included herein.

There have been no material updates during the period covered by this Form 10-Q to the Legal Proceedings as set forth in Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A.   Risk Factors.

Other than the risk factor listed below, there have been no material updates during the period covered by this Form 10-Q to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any of these risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.

The COVID-19 pandemic and its effects could have a material adverse effect on our business, financial condition, operating results and cash flows.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Our business and operations could be materially and adversely affected by the effects of COVID-19, however, the extent to which our results could be affected by COVID-19 largely depends on future developments which cannot be accurately predicted and are uncertain. Governments, public institutions, and other organizations in countries and localities where cases of COVID-19 have been detected have taken, and may take additional, emergency measures to combat its spread, including implementation of travel bans and closures of offices, factories, schools, public buildings and businesses. These measures may interfere with the ability of our employees, vendors, technology equipment suppliers, data and disaster recovery centers, and other service providers to perform their respective responsibilities and obligations relative to the conduct of our business. In particular, after the close of business on March 13, 2020, we temporarily suspended open outcry trading in response to COVID-19. Further, changes in trading behavior, market disruptions and other future developments caused by the effects of COVID-19 could impact trading volumes and the demand for our products, market data and services, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

General economic conditions and other factors beyond our control could significantly reduce demand for our products and services and harm our business.

The volume of exchange transactions and the demand for our products and services are directly affected by economic, political and market conditions in the U.S., Europe and elsewhere in the world that are beyond our control, including:

●	economic, political and geopolitical market conditions;

●	broad trends in business and finance;

●	concerns over inflation and wavering institutional or retail confidence levels;

●	government or central bank actions, such as changes in government fiscal and monetary policy and foreign currency exchange rates;

●	other legislative and regulatory changes;

●	the availability of short-term and long-term funding and capital;

●	the perceived attractiveness of the U.S. or European capital markets;

●	the availability of alternative investment opportunities;

●	changes in the level of trading activity in underlying instruments;

●	changes and volatility in the prices of securities;

●	changes in the volume of foreign currency transactions;

●	changes in supply and demand for currencies;

●	movements in currency exchange rates;

●	the level and volatility of interest rates;

●	changes in the financial strength of market participants;

●	consolidation among market participants and market data subscribers;

●	unforeseen market closures, suspensions of open outcry trading or other disruptions in trading; and

●	disruptions due to terrorism, war, extreme weather events, pandemics or other catastrophes.

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

Our total trading volumes could decline if our market participants reduce their trading activity for any reason, such as:

●	heightened capital requirements;

●	transaction tax;

●	regulatory or legislative actions;

●	reduced need to trade due to changes in volatility and/or passive investment trends;

●	reduced access to capital required to fund trading activities;

●	consolidation among market participants;

●	suspensions of open outcry trading; or
●	significant market disruptions.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014, 2015 and 2016, $150 million in February 2018, and $100 million in August 2018, and $250 million in October 2019 for a total authorization of $1.1 billion. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

The table below shows the purchases of equity securities by the Company which settled during the three months ended March 31, 2020, reflecting the purchase of common stock under the Company's share repurchase program:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that May
			as Part of Publicly	Yet Be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or Programs
Period	Shares Purchased	Paid per Share	or Programs	(in millions)
January 1 to January 31, 2020	226,863	$117.20	226,863	$272.6
February 1 to February 29, 2020	770	119.99	770	272.5
March 1 to March 31, 2020	835,248	111.17	835,248	179.7
Total	1,062,881	$112.46	1,062,881

Purchase of common stock from employees

The table below reflects the acquisition of common stock by the Company in the three months ended March 31, 2020 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31, 2020	26,727	$118.49
February 1 to February 29, 2020	88,138	121.93
March 1 to March 31, 2020	1,912	116.15
Total	116,777

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

10.2

Form of 2020 Edward Tilly Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 001-34774) filed on February 14, 2020.*

10.3

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
Date: May 1, 2020

By:	/s/ Brian N. Schell
Brian N. Schell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 1, 2020