Form 10-Q
period 2020-06-30
Cboe Global Markets, Inc.
filed 2020-07-31
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	July 24, 2020
Common Stock, par value $0.01 per share	108,757,883 shares

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

●	“Cboe,” “we,” “us,” “our” or “the Company” refers to Cboe Global Markets, Inc. and its subsidiaries.
●	“ADV” means average daily volume.
●	“ADNV” means average daily notional value.
●	“AFM” refers to the Netherlands Authority for the Financial Markets.
●	“Bats Global Markets” and “Bats” refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
●	“BYX” refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“C2” refers to Cboe C2 Exchange, Inc. a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Chi-X Europe” refers to Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Europe Equities” refers to the combined businesses of Cboe Europe and Cboe NL.
●	“Cboe Europe” refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the U.K. operator of our Multilateral Trading Facility (“MTF”), our Regulated Market (“RM”), and our Approved Publication Arrangement (“APA”) under its Recognized Investment Exchange (“RIE”) status.
●	“Cboe FX” refers to Cboe FX Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe NL” refers to Cboe Europe BV, a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
●	“Cboe Options” refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe SEF” refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Trading” refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United States.
●	“CFE” refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFTC” refers to the U.S. Commodity Futures Trading Commission.
●	“EDGA” refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“EDGX” refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“ESMA” refers to the European Securities and Markets Authority.
●	“EuroCCP” refers to European Central Counterparty N.V., a wholly-owned subsidiary of Cboe Global Markets, Inc. as of July 1, 2020.
●	“Exchanges” refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.
●	“FASB” refers to the Financial Accounting Standards Board.
●	“FCA” refers to the U.K. Financial Conduct Authority.
●	“FINRA” refers to the Financial Industry Regulatory Authority.
●	“GAAP” refers to Generally Accepted Accounting Principles in the United States.
●	“Merger” refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
●	“OCC” refers to The Options Clearing Corporation.
●	“OPRA” refers to Options Price Reporting Authority, LLC.
●	“SEC” refers to the U.S. Securities and Exchange Commission.
●	“SPX” refers to our S&P 500 Index exchange-traded options products.
●	“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
●	“VIX” refers to our Cboe Volatility Index exchange traded options and futures products.

TRADEMARK AND OTHER INFORMATION

Cboe®, Cboe Global Markets®, Bats®, BYX®, BZX®, Cboe Options Institute®, Cboe Vest®, Cboe Volatility Index®, CFE®, EDGA®, EDGX®, Hybrid®, LiveVol®, Silexx® and VIX® are registered trademarks, and Cboe Futures ExchangeSM, C2SM, f(t)optionsSM, HanweckSM, and Trade AlertSM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.

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

Some factors that could cause actual results to differ include:

●	the impact of the novel coronavirus (“COVID-19”) pandemic, including changes to trading behavior broadly in the market;
●	the loss of our right to exclusively list and trade certain index options and futures products;
●	economic, political and market conditions;
●	compliance with legal and regulatory obligations;
●	price competition and consolidation in our industry;
●	decreases in trading volumes, market data fees or a shift in the mix of products traded on our exchanges;
●	legislative or regulatory changes;
●	our ability to protect our systems and communication networks from security risks, cybersecurity risks, insider threats and unauthorized disclosure of confidential information;
●	increasing competition by foreign and domestic entities;
●	our dependence on and exposure to risk from third parties;
●	fluctuations to currency exchange rates;
●	our index providers' ability to maintain the quality and integrity of their indices and to perform under our agreements;
●	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
●	our ability to attract and retain skilled management and other personnel;
●	our ability to minimize the risks, including our credit and default risks, associated with operating a European clearinghouse;
●	our ability to accommodate trading volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;
●	misconduct by those who use our markets or our products;
●	challenges to our use of open source software code;
●	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;
●	damage to our reputation;
●	the ability of our compliance and risk management methods to effectively monitor and manage our risks;
●	our ability to manage our growth and strategic acquisitions or alliances effectively;
●	restrictions imposed by our debt obligations;
●	our ability to maintain an investment grade credit rating;

●	impairment of our goodwill, long-lived assets, investments or intangible assets; and
●	the accuracy of our estimates and expectations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except par value data and share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$210.1	$229.3
Financial investments	176.5	71.0
Accounts receivable, net of $1.0 allowance for credit losses at June 30, 2020 and $0.7 at December 31, 2019	376.8	234.7
Income taxes receivable	—	56.8
Other current assets	17.8	15.8
Total current assets	781.2	607.6

Investments	61.3	61.2
Property and equipment, net	75.6	47.0
Property held for sale	13.0	21.1
Operating lease right of use assets	117.8	53.4
Goodwill	2,730.4	2,682.1
Intangible assets, net	1,526.2	1,589.9
Other assets, net	60.8	51.6
Total assets	$5,366.3	$5,113.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$216.0	$171.9
Section 31 fees payable	247.5	99.0
Deferred revenue	17.3	4.5
Income taxes payable	14.9	4.0
Current portion of contingent consideration liabilities	0.8	2.2
Total current liabilities	496.5	281.6

Long-term debt	868.6	867.6
Unrecognized tax benefits	148.8	135.9
Deferred income taxes	384.9	399.7
Non-current operating lease liabilities	137.3	46.7
Contingent consideration liabilities	19.7	—
Other non-current liabilities	24.2	26.8
Total liabilities	2,080.0	1,758.3
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 125,976,027 and 108,757,176 shares issued and outstanding, respectively at June 30, 2020 and 125,701,889 and 110,656,892 shares issued and outstanding, respectively at December 31, 2019	1.2	1.2
Common stock in treasury, at cost, 17,218,851 shares at June 30, 2020 and 15,044,997 shares at December 31, 2019	(1,120.5)	(887.1)
Additional paid-in capital	2,704.5	2,691.3
Retained earnings	1,703.7	1,512.6
Accumulated other comprehensive (loss) income, net	(2.6)	37.6
Total stockholders’ equity	3,286.3	3,355.6
Total liabilities and stockholders’ equity	$5,366.3	$5,113.9

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Transaction fees	$618.3	$426.9	$1,279.8	$856.2
Access and capacity fees	55.7	54.5	113.4	108.9
Market data fees	58.7	51.8	114.9	103.4
Regulatory fees	128.7	79.7	265.5	138.4
Other revenue	7.3	7.7	16.6	15.2
Total revenues	868.7	620.6	1,790.2	1,222.1
Cost of revenues:
Liquidity payments	415.6	235.8	808.0	479.5
Routing and clearing	17.7	9.2	33.7	18.4
Section 31 fees	119.0	70.3	246.4	118.5
Royalty fees	19.4	21.9	46.8	42.9
Other	0.1	0.2	0.1	0.2
Total cost of revenues	571.8	337.4	1,135.0	659.5
Revenues less cost of revenues	296.9	283.2	655.2	562.6
Operating expenses:
Compensation and benefits	54.9	52.2	108.2	100.3
Depreciation and amortization	38.0	43.7	78.5	90.9
Technology support services	12.5	11.8	24.4	23.7
Professional fees and outside services	12.3	19.2	27.2	35.4
Travel and promotional expenses	0.9	3.0	3.0	5.6
Facilities costs	4.1	3.0	8.2	5.1
Acquisition-related costs	9.4	20.8	10.2	23.1
Other expenses	3.1	4.3	7.4	7.9
Total operating expenses	135.2	158.0	267.1	292.0
Operating income	161.7	125.2	388.1	270.6
Non-operating (expenses) income:
Interest expense, net	(7.3)	(10.0)	(14.6)	(19.9)
Other income (expense), net	2.2	4.4	0.6	(4.4)
Income before income tax provision	156.6	119.6	374.1	246.3
Income tax provision	43.0	35.1	103.1	67.7
Net income	113.6	84.5	271.0	178.6
Net loss attributable to redeemable noncontrolling interest	—	3.8	—	4.0
Net income excluding redeemable noncontrolling interest	113.6	88.3	271.0	182.6
Change in redemption value of redeemable noncontrolling interest	—	(0.2)	—	(0.4)
Net income allocated to participating securities	(0.3)	(0.5)	(0.7)	(1.1)
Net income allocated to common stockholders	$113.3	$87.6	$270.3	$181.1
Basic earnings per share	$1.04	$0.79	$2.46	$1.62
Diluted earnings per share	$1.03	$0.78	$2.45	$1.62

Basic weighted average shares outstanding	109.5	111.5	109.9	111.5
Diluted weighted average shares outstanding	109.6	111.6	110.1	111.6

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$113.6	$84.5	$271.0	$178.6
Other comprehensive (loss) income, net of income tax:
Foreign currency translation adjustments	(3.5)	(18.1)	(41.0)	(3.4)
Unrealized holding losses on financial investments	(0.3)	—	(0.3)	—
Post-retirement benefit obligations	1.1	—	1.1	—
Comprehensive income	110.9	66.4	230.8	175.2
Comprehensive loss attributable to redeemable noncontrolling interest	—	3.8	—	4.0
Comprehensive income excluding redeemable noncontrolling interest	110.9	70.2	230.8	179.2
Change in redemption value of redeemable noncontrolling interest	—	(0.2)	—	(0.4)
Comprehensive income allocated to participating securities	(0.3)	(0.5)	(0.7)	(1.1)
Comprehensive income allocated to common stockholders, net of income tax	$110.6	$69.5	$230.1	$177.7

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six months ended June 30, 2020 and June 30, 2019

(unaudited)

(in millions, except per share amount)

						Accumulated
				Additional		other	Total	Redeemable
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’	Noncontrolling
	Stock	Stock	Stock	capital	earnings	income (loss), net	equity	Interest
Balance at December 31, 2019	$—	$1.2	$(887.1)	$2,691.3	$1,512.6	$37.6	$3,355.6	$—
Transition adjustment for adoption of Current Expected Credit Losses standard at January 1, 2020	—	—	—	—	(0.4)	—	(0.4)	—
Cash dividends on common stock of $0.36 per share	—	—	—	—	(40.0)	—	(40.0)	—
Stock-based compensation	—	—	—	8.3	—	—	8.3	—
Repurchases of common stock from employee stock plans	—	—	(13.9)	—	—	—	(13.9)	—
Purchase of common stock	—	—	(119.5)	—	—	—	(119.5)	—
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1	—
Net income	—	—	—	—	157.4	—	157.4	—
Other comprehensive loss	—	—	—	—	—	(37.5)	(37.5)	—
Balance at March 31, 2020	$—	$1.2	$(1,020.5)	$2,699.7	$1,629.6	$0.1	$3,310.1	$—
Cash dividends on common stock of $0.36 per share	—	—	—	—	(39.5)	—	(39.5)	—
Stock-based compensation	—	—	—	4.6	—	—	4.6	—
Exercise of common stock options	—	—	—	0.2	—	—	0.2	—
Repurchases of common stock from employee stock plans	—	—	(0.2)	—	—	—	(0.2)	—
Purchase of common stock	—	—	(99.8)	—	—	—	(99.8)	—
Net income	—	—	—	—	113.6	—	113.6	—
Other comprehensive loss	—	—	—	—	—	(2.7)	(2.7)	—
Balance at June 30, 2020	$—	$1.2	$(1,120.5)	$2,704.5	$1,703.7	$(2.6)	$3,286.3	$—

						Accumulated
				Additional		other	Total	Redeemable
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’	Noncontrolling
	Stock	Stock	Stock	capital	earnings	income, net	equity	Interest
Balance at December 31, 2018	$—	$1.2	$(720.1)	$2,660.2	$1,288.2	$11.5	$3,241.0	$9.4
Cash dividends on common stock of $0.31 per share	—	—	—	—	(34.8)	—	(34.8)	—
Stock-based compensation	—	—	—	5.4	—	—	5.4	—
Exercise of common stock options	—	—	—	8.1	—	—	8.1	—
Repurchases of common stock from employee stock plans	—	—	(10.0)	—	—	—	(10.0)	—
Purchase of common stock	—	—	(35.0)	—	—	—	(35.0)	—
Shares issued under employee stock purchase plan	—	—	0.8	—	—	—	0.8	—
Net income excluding noncontrolling interest	—	—	—	—	95.4	—	95.4	—
Other comprehensive income	—	—	—	—	—	14.7	14.7	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(0.2)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(0.2)	—	(0.2)	0.2
Balance at March 31, 2019	$—	$1.2	$(764.3)	$2,673.7	$1,348.6	$26.2	$3,285.4	$9.4
Cash dividends on common stock of $0.31 per share	—	—	—	—	(34.8)	—	(34.8)	—
Stock-based compensation	—	—	—	6.3	—	—	6.3	—
Exercise of common stock options	—	—	—	0.4	—	—	0.4	—
Repurchases of common stock from employee stock plans	—	—	(0.4)	—	—	—	(0.4)	—
Shares issued under employee stock purchase plan	—	—	0.1	—	—	—	0.1	—
Net income excluding noncontrolling interest	—	—	—	—	88.3	—	88.3	—
Other comprehensive loss	—	—	—	—	—	(18.1)	(18.1)	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(3.8)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(0.2)	—	(0.2)	0.2
Balance at June 30, 2019	$—	$1.2	$(764.6)	$2,680.4	$1,401.9	$8.1	$3,327.0	$5.8

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$271.0	$178.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78.5	90.9
Amortization of debt issuance cost and debt discount	1.0	1.2
Change in fair value of contingent consideration	—	1.6
Realized gain on available-for-sale securities	(0.4)	(0.7)
Provision for credit losses	0.4	0.6
Provision for deferred income taxes	(11.0)	(11.0)
Stock-based compensation expense	12.9	11.7
Impairment of property held for sale	8.1	6.1
Impairment of goodwill	—	10.5
Equity in investments	(0.7)	(4.5)
Changes in assets and liabilities:
Accounts receivable	(144.2)	41.5
Income taxes receivable	56.8	—
Other current assets	(1.8)	(5.2)
Other assets	(12.1)	—
Accounts payable and accrued liabilities	45.3	(51.9)
Section 31 fees payable	148.5	38.1
Deferred revenue	11.6	4.6
Income taxes payable	11.1	(2.5)
Unrecognized tax benefits	12.9	12.5
Other liabilities	0.4	(4.5)
Net cash provided by operating activities	488.3	317.6
Cash flows from investing activities:
Acquisitions, net of cash acquired	(66.6)	—
Purchases of available-for-sale financial investments	(154.9)	(61.8)
Proceeds from maturities of available-for-sale financial investments	47.3	35.5
Return of capital from investments	4.5	22.0
Contributions to investments	(4.7)	—
Purchases of property and equipment	(17.2)	(19.1)
Net cash used in investing activities	(191.6)	(23.4)
Cash flows from financing activities:
Principal payments of long-term debt	—	(300.0)
Cash dividends on common stock	(79.5)	(69.6)
Repurchases of common stock from employee stock plans	(14.1)	(10.4)
Exercise of common stock options	0.2	8.5
Payment of contingent consideration from acquisition	(2.2)	—
Purchase of common stock	(219.3)	(35.0)
Net cash used in financing activities	(314.9)	(406.5)
Effect of foreign currency exchange rates on cash and cash equivalents	(1.0)	(1.5)
Decrease in cash and cash equivalents	(19.2)	(113.8)
Cash and cash equivalents:
Beginning of period	229.3	275.1
End of period	$210.1	$161.3
Supplemental disclosure of cash transactions:
Cash paid for income taxes	$33.3	$67.3
Cash paid for interest	14.4	16.7
Supplemental disclosure of noncash investing activities:
Accounts receivable acquired	$0.7	$—
Other current assets acquired	0.4	—
Goodwill acquired	66.4	—
Intangible assets acquired	22.3	—
Accounts payable and accrued expenses assumed	(1.4)	—
Deferred revenue acquired	(1.3)	—
Contingent consideration related to acquisitions	(20.5)	—

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

The Company is headquartered in Chicago with offices in Kansas City, New York, London, San Francisco, Sarasota Springs, Belfast, Amsterdam, Singapore, Hong Kong, and Ecuador.

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

Recent Accounting Pronouncements - Adopted

In June 2016, the FASB issued ASU 2016-13, Credit Losses. This update replaces the incurred loss impairment methodology in GAAP with a methodology that requires management to estimate an expected lifetime credit loss on financial assets. This includes accounts receivable and notes receivable, which is included in other assets, net on the condensed consolidated balance sheets. The update also amends the impairment model for available-for-sale debt securities. The forward-looking expected lifetime credit loss model generally will result in the earlier recognition of credit losses. For public entities, the update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this ASU on January 1, 2020 using the modified retrospective approach and did not restate comparative periods. Upon the adoption of the standard, the Company recognized an immaterial cumulative-effect adjustment to retained earnings for the estimate of current expected credit loss on financial instruments within the scope of the standard, including accounts receivable, net. Based on the Company’s high turnover and collectability of accounts receivable, as well as the monthly billing process for the majority of revenue, there was not a significant variance in the recognized loss between the incurred loss impairment methodology under the prior standard and the expected lifetime credit loss model under this ASU. The financial instruments other than accounts receivable, net that are within the scope of the standard were not materially impacted by the standard. The impact to the condensed consolidated balance sheet was immaterial in nature and there was no impact to the condensed consolidated statements of income and cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For public entities, the update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this ASU on January 1, 2020 using the prospective approach, which did not result in a material impact to the condensed consolidated financial statements and disclosures.

Recent Accounting Pronouncements - Issued, not yet Adopted

There are no applicable material accounting pronouncements that have been issued but are not yet adopted as of June 30, 2020.

2.   REVENUE RECOGNITION

The Company’s main types of revenue contracts are:

●	Transaction fees - Transaction fees represent fees charged by the Company for meeting the point-in-time performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts, however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules. Transaction fees are recognized across all segments.
●	Access and capacity fees - Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. Facilities, systems services and other fees are generally monthly fee-based. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligations are met. All access and capacity fees associated with the trading floor are recognized over time in the Options segment, as the performance obligations are met.
●	Market data fees - Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the U.S. Exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data to meet its performance obligation. U.S. tape plan market data is recognized in the U.S. Equities and Options segments. Proprietary market data fees are recognized across all segments.
●	Regulatory fees - There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC for meeting the point-in-time performance obligation of executing a trade on its markets. The fees charged to customers are based on the fee set by the SEC per notional value of U.S. Equities transactions and per round turn of Options transactions executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the U.S. Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principal in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) which supports the Company’s regulatory oversight function in the Options segment, along with other miscellaneous regulatory fees, and neither can be used for non-regulatory purposes. The ORF and miscellaneous fees are recognized when the performance obligation is fulfilled.
●	Other revenue - Other revenue primarily includes revenue from various licensing agreements, all fees related to the trade reporting facility operated in the European Equities segment, and revenue associated with advertisements through the Company’s websites.

All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment (in millions):

						Corporate
		U.S.		European	Global	Items and
	Options	Equities	Futures	Equities	FX	Eliminations	Total
Three Months Ended June 30, 2020
Transaction fees	$250.8	$325.1	$15.8	$15.2	$11.4	$—	$618.3
Access and capacity fees	23.9	20.9	4.1	4.7	2.1	—	55.7
Market data fees	17.8	35.8	1.7	3.2	0.2	—	58.7
Regulatory fees	21.0	107.7	—	—	—	—	128.7
Other revenue	4.1	1.0	—	2.2	—	—	7.3
	$317.6	$490.5	$21.6	$25.3	$13.7	$—	$868.7
Timing of revenue recognition
Services transferred at a point in time	$275.9	$433.8	$15.8	$17.4	$11.4	$—	$754.3
Services transferred over time	41.7	56.7	5.8	7.9	2.3	—	114.4
	$317.6	$490.5	$21.6	$25.3	$13.7	$—	$868.7

Three Months Ended June 30, 2019
Transaction fees	$185.9	$182.0	$28.3	$19.5	$11.2	$—	$426.9
Access and capacity fees	25.6	19.6	3.8	3.9	1.6	—	54.5
Market data fees	14.0	32.8	1.6	3.2	0.2	—	51.8
Regulatory fees	16.7	63.0	—	—	—	—	79.7
Other revenue	3.9	1.3	0.1	2.1	0.1	0.2	7.7
	$246.1	$298.7	$33.8	$28.7	$13.1	$0.2	$620.6
Timing of revenue recognition
Services transferred at a point in time	$206.5	$246.3	$28.4	$21.6	$11.3	$0.2	$514.3
Services transferred over time	39.6	52.4	5.4	7.1	1.8	—	106.3
	$246.1	$298.7	$33.8	$28.7	$13.1	$0.2	$620.6

						Corporate
		U.S.		European	Global	Items and
	Options	Equities	Futures	Equities	FX	Eliminations	Total
Six Months Ended June 30, 2020
Transaction fees	$535.0	$629.1	$51.7	$37.5	$26.5	$—	$1,279.8
Access and capacity fees	51.1	40.9	8.1	9.6	3.7	—	113.4
Market data fees	35.0	69.8	3.3	6.4	0.4	—	114.9
Regulatory fees	43.3	222.2	—	—	—	—	265.5
Other revenue	9.7	2.2	—	4.7	—	—	16.6
	$674.1	$964.2	$63.1	$58.2	$30.6	$—	$1,790.2
Timing of revenue recognition
Services transferred at a point in time	$588.0	$853.5	$51.7	$42.2	$26.5	$—	$1,561.9
Services transferred over time	86.1	110.7	11.4	16.0	4.1	—	228.3
	$674.1	$964.2	$63.1	$58.2	$30.6	$—	$1,790.2

Six Months Ended June 30, 2019
Transaction fees	$358.6	$380.9	$52.9	$40.6	$23.2	$—	$856.2
Access and capacity fees	51.6	38.6	7.5	7.9	3.3	—	108.9
Market data fees	27.7	65.7	3.3	6.4	0.3	—	103.4
Regulatory fees	31.2	106.7	0.5	—	—	—	138.4
Other revenue	8.0	2.6	0.1	4.1	0.2	0.2	15.2
	$477.1	$594.5	$64.3	$59.0	$27.0	$0.2	$1,222.1
Timing of revenue recognition
Services transferred at a point in time	$397.8	$490.2	$53.5	$44.7	$23.4	$0.2	$1,009.8
Services transferred over time	79.3	104.3	10.8	14.3	3.6	—	212.3
	$477.1	$594.5	$64.3	$59.0	$27.0	$0.2	$1,222.1

Contract liabilities as of June 30, 2020 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at January 1, 2020	Cash Additions	Revenue Recognition	Balance at June 30, 2020
Liquidity provider sliding scale (1)	$—	$9.6	$(4.8)	$4.8
Other, net	4.5	24.0	(15.8)	12.7
Total deferred revenue	$4.5	$33.6	$(20.6)	$17.5
(1)	Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

3.   ACQUISITIONS

On February 3, 2020, the Company purchased Hanweck Associates, LLC (“Hanweck”) and the assets of FT Providers, LLC (“FT Options”). Hanweck and FT Options are both providers of risk analytics market data and included in the Company’s Options segment. On June 1, 2020, the Company purchased the assets of Trade Alert, LLC (“Trade Alert”), a real-time alerts and order flow analysis service provider included in the Company’s Options segment. Of the acquisitions’ purchase price, $66.4 million was allocated to goodwill, $22.3 million was allocated to intangible assets, and $0.5 million was allocated to working capital. In connection with these acquisitions, approximately $20.5 million in contingent consideration related to developmental milestones has been recorded in the Company’s condensed consolidated financial statements.

Acquisition-related costs relate to acquisitions and other strategic opportunities, including the Merger. The Company expensed $9.4 million of acquisition-related costs during the three months ended June 30, 2020, which primarily included $8.1 million of impairment charges related to facilities and $1.3 million of professional fees and other expenses. The Company expensed $20.8 million of acquisition-related costs during the three months ended June 30, 2019 that included $10.5 million of impairment of goodwill charges, $6.1 million of impairment charges related to facilities, $2.1 million of compensation-related costs, $1.1 million of termination fees of an assigned lease agreement, and $0.8 million of professional fees. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

The Company expensed $10.2 million of acquisition-related costs during the six months ended June 30, 2020, which primarily included $8.1 million of impairment charges related to facilities and $2.1 million of professional fees and other expenses. The Company expensed $23.1 million of acquisition-related costs during the six months ended June 30, 2019 that included $10.5 million of impairment of goodwill charges, $6.1 million of impairment charges related to facilities, $3.4 million of compensation-related costs, $1.1 million of termination fees of an assigned lease agreement, and $1.8 million of professional fees. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

4.   INVESTMENTS

As of June 30, 2020 and December 31, 2019, the Company’s investments were comprised of the following (in millions):

	June 30,	December 31,
	2020	2019
Equity Method Investments:
Investment in Signal Trading Systems, LLC	$12.4	$12.6
Investment in EuroCCP	10.2	10.3
Total equity method investments	22.6	22.9

Other Equity Investments:
Investment in Eris Exchange Holdings, LLC	20.0	20.8
Investment in American Financial Exchange, LLC	8.6	8.6
Investment in Cboe Vest Financial Group, Inc.	2.9	2.9
Investment in Eris Digital Holdings, LLC	0.8	—
Investment in OCC	0.3	0.3
Other equity investments	6.1	5.7
Total other equity investments	38.7	38.3

Total investments	$61.3	$61.2

Equity Method Investments

Equity method investments include investments in Signal Trading Systems, LLC, a 50% joint venture with FlexTrade System, Inc. to develop and market a multi-asset front-end order entry system, and EuroCCP, a Dutch domiciled clearing house. EuroCCP is one of three interoperable central counterparties, or CCPs, used to clear trades conducted on Cboe Europe Limited’s and Cboe Europe NL’s markets. As of June 30, 2020, Cboe Europe Limited owned 20% of EuroCCP and was able to exercise significant influence over the entity as an equal shareholder with four other investors. The Company acquired the remaining 80% interest in EuroCCP on July 1, 2020, see Note 23 (“Subsequent Events”) for more information.

Other Equity Investments

The carrying amount of other equity investments totaled $38.7 million as of June 30, 2020 and $38.3 million as of December 31, 2019, respectively, and is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the measurement alternative given the absence of readily determinable fair values for the respective investments and due to the Company’s inability to exercise significant influence over the investments based upon the respective ownership interests held. As of June 30, 2020, other equity investments primarily reflect a 20% investment in OCC and minority investments in American Financial Exchange, LLC, CurveGlobal, Cboe Vest Financial Group, Inc. (“Vest”), Eris Exchange Holdings, LLC, and Eris Digital Holdings, LLC.

The Company’s contributed capital to OCC has been recorded under investments in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. Under OCC’s current capital management policy, which was approved by the SEC on January 24, 2020, if OCC’s equity capital falls below certain defined thresholds, OCC can access additional capital through an operational loss fee charged to clearing members. None of OCC’s shareholders (including Cboe Options) has any obligation to contribute capital to OCC under the capital management policy, nor does any shareholder have the right to receive dividends from OCC under such policy. As such, the Company reversed the $8.8 million OCC dividend declared in 2018, which was to be paid in 2019, in other expense, net in the condensed consolidated statement of income for the six months ended June 30, 2019.

In August 2019, the Company’s ownership in Vest was restructured, including a partial sale of its interest to a third-party. As a result of the restructuring, the Company’s ownership and voting interests decreased to less than 20%

and less than 5%, respectively, and the Company deconsolidated Vest and changed the accounting methodology to be in line with the other equity investments. The deconsolidation resulted in a reduction of net assets of $14.5 million and noncontrolling interest of $5.8 million, as well as recognition of $2.9 million investment for the Company’s remaining ownership interest. Additionally, the Company recorded an interest-bearing note receivable of $3.7 million for the consideration received from the third-party, which was recorded in other assets, net in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

In May 2020, Eris Exchange Holdings, LLC completed a restructuring transaction to spin out Eris Digital Holdings, LLC into a stand-alone entity. The restructuring qualifies as an exchange of ownership interest, though it required no additional consideration exchanged to execute the exchange of units. The restructuring did not result in a change in number of units owned by the Company or a substantial change in the Company’s ownership interest percentage. No gain or loss is recognized as a result of the restructuring. The Company’s investment in Eris Digital Holdings, LLC is included within “Other equity investments” in the above table.

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

	June 30, 2020
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale securities:
U.S. Treasury securities	$155.6	$—	$—	$155.6
Trading securities:
Marketable securities (1)	20.9	—	—	20.9
Total financial investments	$176.5	$—	$—	$176.5

	December 31, 2019
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale securities:
U.S. Treasury securities	$47.6	$—	$—	$47.6
Trading securities:
Marketable securities (1)	23.4	—	—	23.4
Total financial investments	$71.0	$—	$—	$71.0
(1)	The marketable securities are primarily mutual funds maintained for non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. See Note 15 (“Employee Benefit Plans”) for more information.

6.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Construction in progress	$33.0	$1.2
Furniture and equipment	166.7	164.4
Total property and equipment	199.7	165.6
Less accumulated depreciation	(124.1)	(118.6)
Property and equipment, net	$75.6	$47.0

Depreciation expense using the straight-line method was $6.2 million and $6.1 million for the three months ended June 30, 2020 and 2019, respectively, and $12.4 million and $12.3 million for the six months ended June 30, 2020 and 2019, respectively.

As a result of the Merger, there was a reduction in employee workspace needed in Chicago, which led to the decision to market for sale the headquarters location. The Company classified the associated land, building, and certain furniture and equipment of the headquarters location as held for sale, performed an impairment assessment, and ceased depreciation effective May 1, 2019, as the Company anticipates selling the property held for sale. As of June 30, 2020, the total value of the property classified as property held for sale on the condensed consolidated balance sheet was $13.0 million. As a result of an evaluation of the headquarters location’s classification as held for sale during the second quarter of 2020, an impairment assessment was performed and an additional impairment charge of $8.1 was recorded in acquisition-related costs within the Options segment in the accompanying condensed consolidated statements of income. The impact of ceasing depreciation of the property held for sale did not result in a material impact to the condensed consolidated financial statements.

7. CREDIT LOSSES

Current expected credit losses are estimated for accounts receivable and notes receivable. The notes receivable included within other assets, net on the condensed consolidated balance sheets primarily relate to the consolidated audit trail (“CAT”), which involves the creation of an audit trail that strives to enhance regulators’ ability to monitor trading activity in the U.S. markets through a phased implementation. While the funding of the CAT is ultimately expected to be provided by both SROs (which includes the Exchanges) and industry members, until fee filings associated with the funding model are effective with or approved by the SEC, the funding to date has solely been provided by the SROs. The funding by the SROs has been done in exchange for promissory notes, which are expected to be repaid once such industry member fees are collected. Until the fee filings associated with the funding model are effective with or approved by the SEC, the SROs may continue to incur additional significant costs. The allowance for notes receivable credit losses associated with the CAT is calculated using a probability of default methodology. Accounts receivable represent amounts due from the Company’s member firms. The allowance for accounts receivable credit losses is calculated using an aging schedule. The following represents the changes in allowance for credit losses during the six months ended June 30, 2020:

	Balance at January 1, 2020	Current period provision for expected credit losses	Write-offs charged against the allowance	Recoveries collected	Balance at June 30, 2020
Allowance for notes receivable credit losses	$23.4	$—	$—	$—	$23.4
Allowance for accounts receivable credit losses	1.1	(0.1)	—	—	1.0
Total allowance for credit losses	$24.5	$(0.1)	$—	$—	$24.4

8.   OTHER ASSETS, NET

Other assets, net consisted of the following as of June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Software development work in progress	$0.7	$2.6
Data processing software	85.9	84.3
Less accumulated depreciation and amortization	(59.8)	(57.2)
Data processing software, net	26.8	29.7
Other assets (1)	34.0	21.9
Other assets, net	$60.8	$51.6
(1)	At June 30, 2020 and December 31, 2019, the majority of the balance included long-term prepaid assets and notes receivable. See Note 7 (“Credit Losses”) for more information on the notes receivable included within other assets, net on the condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the notes receivable balance net of allowance for notes receivable credit losses was $21.1 million and $9.2 million, respectively.

Amortization expense related to data processing software was $1.7 million and $3.4 million for the three months ended June 30, 2020 and 2019, respectively, and $3.5 million and $6.9 million for the six months ended June 30, 2020 and 2019, respectively.

9.   GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents the details of goodwill by segment (in millions):

		U.S.	European
	Options	Equities	Equities	Global FX	Total
Balance as of December 31, 2019	$239.4	$1,740.4	$435.1	$267.2	$2,682.1
Additions	66.4	—	—	—	66.4
Changes in foreign currency exchange rates	—	—	(18.1)	—	(18.1)
Balance as of June 30, 2020	$305.8	$1,740.4	$417.0	$267.2	$2,730.4

Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, U.S. Equities, European Equities and Global FX. No goodwill has been allocated to Futures. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.

The following table presents the details of the intangible assets (in millions):

		U.S.	European
	Options	Equities	Equities	Global FX	Total
Balance as of December 31, 2019	$166.6	$921.4	$363.7	$138.2	$1,589.9
Additions	22.3	—	—	—	22.3
Amortization	(7.8)	(30.5)	(11.5)	(12.8)	(62.6)
Changes in foreign currency exchange rates	—	—	(23.4)	—	(23.4)
Balance as of June 30, 2020	$181.1	$890.9	$328.8	$125.4	$1,526.2

For the three months ended June 30, 2020 and 2019, amortization expense was $30.1 million and $34.2 million, respectively. For the six months ended June 30, 2020 and 2019, amortization expense was $62.6 million and $71.7 million, respectively. The estimated future amortization expense is $60.0 million for the remainder of 2020, $108.0 million for 2021, $95.6 million for 2022, $84.9 million for 2023, $63.9 million for 2024, and $53.7 million for 2025.

The following tables present the categories of intangible assets as of June 30, 2020 and December 31, 2019 (in millions):

					Weighted
	June 30, 2020				Average
		U.S.	European		Amortization
	Options	Equities	Equities	Global FX	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$170.4	$—	Indefinite
Customer relationships	46.6	222.9	158.7	140.0	17
Market data customer relationships	53.6	322.0	59.5	64.4	12
Technology	28.1	22.5	22.3	22.5	4
Trademarks and tradenames	12.9	6.0	1.8	1.2	9
Accumulated amortization	(55.6)	(255.2)	(83.9)	(102.7)
	$181.1	$890.9	$328.8	$125.4

					Weighted
	December 31, 2019				Average
		U.S.	European		Amortization
	Options	Equities	Equities	Global FX	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$182.2	$—	Indefinite
Customer relationships	38.8	222.9	169.7	140.0	17
Market data customer relationships	53.6	322.0	63.6	64.4	12
Technology	24.8	22.5	23.9	22.5	4
Trademarks and tradenames	1.7	6.0	1.9	1.2	6
Accumulated amortization	(47.8)	(224.7)	(77.6)	(89.9)
	$166.6	$921.4	$363.7	$138.2

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
Compensation and benefit-related liabilities	$30.0	$35.2
Termination benefits	0.6	6.7
Royalties	17.5	18.6
Accrued liabilities	137.7	77.8
Marketing fee payable	18.0	12.6
Accounts payable	12.2	21.0
Total accounts payable and accrued liabilities	$216.0	$171.9

11.  DEBT

The Company’s debt consisted of the following as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
$300 million Term Loan Agreement due December 2021, floating rate	$223.0	$222.4
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	645.6	645.2
Revolving Credit Agreement	—	—
Total debt	$868.6	$867.6

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

The Term Loan Agreement, which matures on December 15, 2021, contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default, including cross-defaults from the Company’s other indebtedness, and indemnification provisions in favor of the lenders thereunder. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At June 30, 2020, the Company was in compliance with these covenants.

On May 29, 2020, the Company amended the Term Loan Agreement to, among other items, (i) permit liens on assets of the EuroCCP settlement and clearing business that secures indebtedness incurred in support of its settlement and clearing activities, and permit the Company’s subsidiaries to incur such indebtedness, provided that such amounts are repaid within 35 days; and (ii) provide that the LIBOR, as used in the Term Loan Agreement, may be succeeded by one or more secured overnight financing rates (“SOFR”) published by the Federal Reserve Bank of New York or another alternate benchmark rate giving due consideration to any evolving or then-existing convention for similar agreements.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the 3.650% Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the 3.650% Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At June 30, 2020, the Company was in compliance with these covenants.

Revolving Credit Agreement

On December 15, 2016, the Company, as borrower, entered into a syndicated Credit Agreement (the “Revolving Credit Agreement”) with Bank of America, as administrative agent and as swing line lender, as well as certain lenders named therein (the “Revolving Lenders”).

The Revolving Credit Agreement provides for a senior unsecured $150 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $100 million, for a total of $250 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries. As of June 30, 2020, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes. As of June 30, 2020, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at June 30, 2020, $150 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on December 15, 2021, unless the commitments are terminated earlier, either at the Company’s request or, if an event of default occurs, by the Revolving Lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default, including cross-defaults from the Company’s other indebtedness, and indemnification provisions in favor of the Revolving Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At June 30, 2020, the Company was in compliance with these covenants.

On May 29, 2020, the Company amended the Revolving Credit Agreement to, among other items, (i) permit liens on assets of the EuroCCP settlement and clearing business that secures indebtedness incurred in support of its settlement and clearing activities, and permit the Company’s subsidiaries to incur such indebtedness, provided that such amounts are repaid within 35 days; and (ii) provide that the LIBOR, as used in the Revolving Credit Agreement, may be succeeded by one or more secured overnight financing rates (“SOFR”) published by the Federal Reserve Bank of New York or another alternate benchmark rate giving due consideration to any evolving or then-existing convention for similar agreements.

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the 3.650% Senior Notes as of June 30, 2020 are as follows (in millions):

Remainder of 2020	$—
2021	225.0
2022	—
2023	—
2024	—
Thereafter	650.0
Principal amounts repayable	875.0
Debt issuance cost	(2.6)
Unamortized discounts on notes	(3.8)
Total debt outstanding	$868.6

Interest expense recognized on the Term Loan Agreement and the 3.650% Senior Notes is included in interest expense, net in the condensed consolidated statements of income, for the three and six months ended June 30, 2020 and 2019 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Components of interest expense:
Contractual interest	$6.9	$9.9	$14.4	$19.7
Amortization of debt discount	0.1	0.1	0.3	0.3
Amortization of debt issuance costs	0.4	0.5	0.7	0.9
Interest expense	$7.4	$10.5	$15.4	$20.9
Interest income	(0.1)	(0.5)	(0.8)	(1.0)
Interest expense, net	$7.3	$10.0	$14.6	$19.9

12.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET

The following represents the changes in accumulated other comprehensive (loss) income, net by component (in millions):

	Foreign			Total Accumulated
	Currency	Unrealized		Other
	Translation	Investment	Post-Retirement	Comprehensive
	Adjustment	Gain (Loss)	Benefits	Income (Loss)
Balance at December 31, 2019	$38.2	$0.2	$(0.8)	$37.6
Other comprehensive (loss) income	(41.0)	(0.3)	1.1	(40.2)
Balance at June 30, 2020	$(2.8)	$(0.1)	$0.3	$(2.6)

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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$155.6	$155.6	$—	$—
Marketable securities:
Mutual funds	13.1	13.1	—	—
Money market funds	7.8	7.8	—	—
Total assets	$176.5	$176.5	$—	$—
Liabilities:
Contingent consideration liabilities	$20.5	$—	$—	$20.5
Total Liabilities	$20.5	$—	$—	$20.5

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$47.6	$47.6	$—	$—
Marketable securities:
Mutual funds	15.7	15.7	—	—
Money market funds	7.7	7.7	—	—
Total assets	$71.0	$71.0	$—	$—
Liabilities:
Contingent consideration liabilities	$2.2	$—	$—	$2.2
Total Liabilities	$2.2	$—	$—	$2.2

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

Contingent Consideration Liabilities

In connection with the acquisition of Hanweck and acquisition of assets of FT Options and Trade Alert, the Company entered into contingent consideration arrangements with the former owners. The total fair value of the liabilities at June 30, 2020 was $20.5 million. That value is based on the Company’s estimate of the likelihood that certain performance targets in the respective acquisition agreements will be accomplished. Because the fair value measurements relating to the contingent consideration liabilities are subject to management judgment, measurement uncertainty is inherent in the valuation of the contingent consideration liabilities as of the reporting date. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of June 30, 2020.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand-alone basis. That fair value is compared to the carrying amount of the reporting unit, including its recorded goodwill. In connection with the annual impairment evaluation of goodwill and indefinite life intangibles, impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying amount of the reporting unit. For the intangible assets, the process also involves using a discounted cash flow method to determine the fair value of each intangible asset. Impairment is considered to have occurred if the fair value of the intangible asset is lower than its carrying amount. The Company did not perform an impairment test during the three months ended June 30, 2020, as there were no market events that would indicate it was more likely than not that these assets were impaired. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired.

Equity investments without readily determinable fair values that are valued using the measurement alternative are measured at fair value on a non-recurring basis. During the six months ended June 30, 2020, no observable transactions or impairments impacted the measurements of the investments accounted for as other equity investments.

In addition, property held for sale as of June 30, 2020 was also measured at fair value, less selling costs at June 30, 2020. See Note 6 (“Property and Equipment, Net”) for more information on property held for sale.

Fair Value of Assets and Liabilities

The following table presents the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$155.6	$155.6	$—	$—
Deferred compensation plan assets	20.9	20.9	—	—
Total assets	$176.5	$176.5	$—	$—
Liabilities:
Contingent consideration liabilities	$20.5	$—	$—	$20.5
Deferred compensation plan liabilities	20.9	20.9	—	—
Debt	868.6	—	868.6	—
Total liabilities	$910.0	$20.9	$868.6	$20.5

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$47.6	$47.6	$—	$—
Deferred compensation plan assets	23.4	23.4	—	—
Total assets	$71.0	$71.0	$—	$—
Liabilities:
Contingent consideration liabilities	$2.2	$—	$—	$2.2
Deferred compensation plan liabilities	23.4	23.4	—	—
Debt	867.6	—	867.6	—
Total liabilities	$893.2	$23.4	$867.6	$2.2

Certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and Section 31 fees payable, are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.

Debt

The carrying amount of debt approximates its fair value based on quoted LIBOR or using a fixed rate at June 30, 2020 and is considered a Level 2 measurement.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three and six months ended June 30, 2020.

	Level 3 Financial Liabilities for the Three Months Ended June 30, 2020
	Balance at	Realized (gains)
	Beginning of	losses during			Balance at
	Period	period	Additions	Settlements	End of Period
Liabilities
Contingent consideration liabilities	$17.5	$—	$3.0	$—	$20.5
Total Liabilities	$17.5	$—	$3.0	$—	$20.5

	Level 3 Financial Liabilities for the Six Months Ended June 30, 2020
	Balance at	Realized (gains)
	Beginning of	losses during			Balance at
	Period	period	Additions	Settlements	End of Period
Liabilities
Contingent consideration liabilities	$2.2	$—	$20.5	$(2.2)	$20.5
Total Liabilities	$2.2	$—	$20.5	$(2.2)	$20.5

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

Options. The Options segment includes listed options on market indices (“index options”), mostly on an exclusive basis, as well as on non-exclusive “multi-listed” options, such as options on the stocks of individual corporations (“equity options”) and options on ETPs, such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”). These options trade on Cboe Options, C2, BZX, and EDGX. Cboe Options is the Company’s primary options market and offers trading in listed options through a single system, known as the Hybrid trading model, which integrates electronic trading and traditional open outcry trading on the Cboe Options trading floor in Chicago. There was a temporary suspension of open outcry trading between March 13, 2020 and June 14, 2020 in response to the COVID-19 pandemic. C2, BZX, and EDGX are all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data revenue generated from the U.S. tape plan, the sale of proprietary market data, index licensing, and access and capacity services.

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

Summarized financial data of reportable segments was as follows (in millions):

						Corporate
				European		Items and
	Options	U.S. Equities	Futures	Equities	Global FX	Eliminations	Total
Three Months Ended June 30, 2020
Revenues	$317.6	$490.5	$21.6	$25.3	$13.7	$—	$868.7
Operating income (loss)	93.4	55.9	8.3	5.4	1.1	(2.4)	161.7
Three Months Ended June 30, 2019
Revenues	$246.1	$298.7	$33.8	$28.7	$13.1	$0.2	$620.6
Operating income (loss)	80.1	36.4	19.4	5.7	(1.6)	(14.8)	125.2

						Corporate
				European		Items and
	Options	U.S. Equities	Futures	Equities	Global FX	Eliminations	Total
Six Months Ended June 30, 2020
Revenues	$674.1	$964.2	$63.1	$58.2	$30.6	$—	$1,790.2
Operating income (loss)	236.8	104.9	35.2	14.9	4.1	(7.8)	388.1
Six Months Ended June 30, 2019
Revenues	$477.1	$594.5	$64.3	$59.0	$27.0	$0.2	$1,222.1
Operating income (loss)	167.1	74.0	37.7	11.5	(2.0)	(17.7)	270.6

15.  EMPLOYEE BENEFIT PLANS

Employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under the Internal Revenue Code. The Deferred Compensation Plan assets, held in a rabbi trust, are subject to the claims of general creditors of the Company and totaled $20.9 million and $23.4 million at June 30, 2020 and December 31, 2019, respectively. Although the value of the plans are recorded in financial investments on the condensed consolidated balance sheets, there are equal and offsetting liabilities in other non-current liabilities. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both other expense, net and compensation and benefits expense in the condensed consolidated statements of income. The Company contributed $2.6 million and $3.6 million to the defined contribution plans for the three months ended June 30, 2020 and 2019, respectively, and $4.1 million and $5.2 million to the defined contribution plans for the six months ended June 30, 2020 and 2019, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

For employees of Cboe Europe Limited, the Company contributes to an employee-selected stakeholder contribution plan. The Company’s contribution amounted to $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2020 and

2019, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

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

As of June 30, 2020, Cboe Trading is required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. At June 30, 2020, Cboe Trading had net capital of $6.1 million, which was $5.0 million in excess of its required net capital of $1.1 million.

As entities regulated by the FCA, Cboe Europe Limited is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe Limited computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. This FRR was $21.7 million at June 30, 2020. At June 30, 2020, Cboe Europe Limited had capital in excess of its required FRR of $17.5 million.

In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at June 30, 2020, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. At June 30, 2020, Cboe Chi-X Europe had capital in excess of its required CRR of $0.3 million. Cboe Chi-X Europe Limited is currently dormant having ceased offering its routing service in November 2018.

On March 8, 2019, Cboe Europe NL received approval from the Dutch Ministry of Finance to operate a RM, a MTF, and an approved publication arrangement in the Netherlands. As a RM, Cboe Europe NL is subject to minimum capital requirements, as established by the Dutch Ministry of Finance in the license dated March 8, 2019. As of June 30, 2020, the minimum capital requirement calculated in accordance with the license was $1.4 million. At June 30, 2020, Cboe Europe NL had capital in excess of its requirement of $4.4 million.

As a designated contract market regulated by the CFTC, CFE is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. As of June 30, 2020, CFE had annual projected operating expenses of $58.8 million and had financial resources that exceeded this amount. Additionally, as of June 30, 2020, CFE had projected operating expenses for the upcoming six months of $29.4 million and had unencumbered, liquid financial assets, including a line of credit from Cboe, that exceeded this amount.

As a swap execution facility regulated by the CFTC, Cboe SEF is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of June 30, 2020, Cboe SEF had annual projected operating expenses of $0.7 million and had financial resources that exceeded this amount. Additionally, as of June 30, 2020, Cboe SEF had projected operating expenses for the upcoming six months of $0.4 million and had unencumbered, liquid financial assets that exceeded this amount.

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

The Company recognized stock-based compensation expense of $4.6 million and $6.3 million for the three months ended June 30, 2020 and 2019, respectively, and $12.9 million and $11.7 million for the six months ended June 30, 2020 and 2019, respectively. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income.

The activity in the Company’s stock options and restricted stock, consisting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the six months ended June 30, 2020 was as follows:

Stock Options

The following table summarizes stock options activity during the six months ended June 30, 2020:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(in millions)
Outstanding and exercisable, December 31, 2019	10,834	$18.59
Exercised	10,834	18.59
Outstanding and exercisable, June 30, 2020	—	$—	—	$—

The total intrinsic value of stock options exercised was $0.9 million and $22.4 million for the six months ended June 30, 2020 and 2019, respectively.

RSAs and RSUs

The following table summarizes RSA and RSU activity during the six months ended June 30, 2020:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2019	436,013	$92.47
Granted	183,731	117.43
Vested	(268,187)	88.07
Forfeited	(11,080)	105.47
Nonvested stock at June 30, 2020	340,477	$108.98

RSAs granted to non-employee members of the board of directors have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the RSAs will be forfeited if the director leaves the board of directors prior to the applicable vesting date. The RSAs have voting rights and entitle the holder to receive dividends.

RSUs entitle the holder to one share of common stock upon vesting, typically vest over a three year period, and vesting accelerates upon the occurrence of a change in control or a termination of employment following a change in control, or in the event of a participant’s earlier death or disability. Vesting will also accelerate upon a qualified retirement. Qualified retirement eligibility occurs once a holder is at least 55 years of age and has completed at least 10 years of service for grants awarded in and after 2017. Unvested RSUs will be forfeited if the officer, or employee, leaves the Company prior to the applicable vesting date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

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

During the six months ended June 30, 2020, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 99,358 shares of common stock totaling $11.7 million as the result of the vesting of 268,187 shares of restricted stock.

PSUs

The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the six months ended June 30, 2020:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2019	132,248	$105.75
Granted	72,975	125.62
Vested	(48,053)	108.91
Forfeited	(34,504)	109.85
Nonvested stock at June 30, 2020	122,666	$115.18

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

In the six months ended June 30, 2020, to satisfy employees’ tax obligations upon the vesting of PSUs, the Company purchased 19,456 shares of common stock totaling $2.4 million as the result of the vesting of 48,053 PSUs.

As of June 30, 2020, there were $30.9 million in total unrecognized compensation costs related to restricted stock, RSUs, and PSUs. These costs are expected to be recognized over a weighted average period of 2.0 years.

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

The Company records compensation expense over the offering period related to the discount that is given to employees, which totaled $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, 710,103 shares were reserved for future issuance under the ESPP.

18. EQUITY

Common Stock

The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of June 30, 2020, 325,000,000 shares of common stock were authorized, $0.01 par value, and 125,976,027 and 108,757,176 shares were issued and outstanding, respectively. As of December 31, 2019, 325,000,000 shares of common stock were authorized, $0.01 par value, and 125,701,889 and 110,656,892 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.

Common Stock in Treasury, at Cost

The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. The Company held 17,218,851 and 15,044,997 shares of common stock in treasury as of June 30, 2020 and December 31, 2019, respectively.

Share Repurchase Program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014, 2015 and 2016, $150 million in February 2018, $100 million in August 2018, $250 million in October 2019, and $250 million in June 2020, for a total authorization of $1.4 billion. The Company expects to fund repurchases primarily through the use of existing cash balances. The program permits the Company to purchase shares, through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the periods presented as follows:

	Three Months Ended June 30,
	2020	2019
Number of shares of common stock repurchased	992,159	100
Average price paid per share	$100.54	$104.75
Total purchase price (in millions)	$99.8	$0.01

Since inception of the program through June 30, 2020, the Company has repurchased 15,771,049 shares of common stock at an average cost per share of $64.68, totaling $1.0 billion.

As of June 30, 2020 and 2019, the Company had $329.9 million and $171.1 million of availability remaining under its existing share repurchase authorizations, respectively.

Purchase of Common Stock from Employees

The Company purchased 2,667 and 5,179 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $100.68 and $105.21 during the three months ended June 30, 2020 and 2019, respectively. These shares consisted of shares retained to cover payroll withholding taxes or option costs in connection with the vesting of RSAs, RSUs, PSUs, and stock option exercises.

Preferred Stock

The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of June 30, 2020, and December 31 2019, the Company had no shares of preferred stock issued or outstanding.

Dividends

During the three months ended June 30, 2020, the Company declared and paid cash dividends per share of $0.36 for an aggregate payout of $39.5 million. During the three months ended June 30, 2019, the Company declared and paid cash dividends per share of $0.31 for an aggregate payout of $34.8 million.

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

The effective income tax rate from continuing operations was 27.5% and 29.3% for the three months ended June 30, 2020 and 2019, respectively, and 27.6% and 27.5% for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, the Company recognized a lower effective tax rate due to the benefit of foreign-derived intangible income compared to the same period in 2019. The effective tax rate for the six months ended June 30, 2020 was higher than the comparable period the prior year due to excess tax benefits recognized in 2019.

The Company petitioned the Tax Court on January 13, 2017, May 7, 2018 and November 29, 2018 for a redetermination of IRS notices of deficiency for Cboe and certain of its subsidiaries for tax years 2011 through 2015 related to its Section 199 claims. The Company also filed a complaint on October 5, 2018 with the Court of Federal Claims for a refund of Section 199 claims related to tax years 2008 through 2010. The U.S. Tax Court set the trial to start on April 20, 2020, but due to the COVID-19 public emergency, the U.S. Tax Court struck the April 20, 2020 trial date and suspended all other deadlines. The Company believes the aggregate amount of any additional liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company. As of June 30, 2020, we have not resolved these matters, and proceedings continue in Tax Court and the Court of Federal Claims.

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

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Basic earnings per share numerator:
Net income	$113.6	$84.5	$271.0	$178.6
Loss attributable to noncontrolling interest	—	3.8	—	4.0
Net income excluding noncontrolling interest	113.6	88.3	271.0	182.6
Change in redemption value of noncontrolling interest	—	(0.2)	—	(0.4)
Earnings allocated to participating securities	(0.3)	(0.5)	(0.7)	(1.1)
Net income allocated to common stockholders	$113.3	$87.6	$270.3	$181.1
Basic earnings per share denominator:
Weighted average shares outstanding	109.5	111.5	109.9	111.5
Basic earnings per share	$1.04	$0.79	$2.46	$1.62

Diluted earnings per share numerator:
Net income	$113.6	$84.5	$271.0	$178.6
Loss attributable to noncontrolling interest	—	3.8	—	4.0
Net income excluding noncontrolling interest	113.6	88.3	271.0	182.6
Change in redemption value of noncontrolling interest	—	(0.2)	—	(0.4)
Earnings allocated to participating securities	(0.3)	(0.5)	(0.7)	(1.1)
Net income allocated to common stockholders	$113.3	$87.6	$270.3	$181.1
Diluted earnings per share denominator:
Weighted average shares outstanding	109.5	111.5	109.9	111.5
Dilutive potential common shares outstanding	0.1	0.1	0.2	0.1
Total dilutive weighted average shares	109.6	111.6	110.1	111.6
Diluted earnings per share	$1.03	$0.78	$2.45	$1.62

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted net income per common share.

21.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

Legal Proceedings

As of June 30, 2020, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of June 30, 2020, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.

Except as set forth herein, there have been no material changes during the period covered by this Form 10-Q from the legal proceedings disclosures in the Annual Report on Form 10-K for the year ended December 31, 2019.

City of Providence

On April 18, 2014, the City of Providence, Rhode Island filed a securities class action lawsuit in the Southern District of New York against Bats and Direct Edge Holdings LLC, as well as 14 other securities exchanges. The action purports to be brought on behalf of all public investors who purchased and/or sold shares of stock in the United States since April 18, 2009 on a registered public stock exchange (“Exchange Defendants”) or a U.S.-based alternate trading venue and were injured as a result of the alleged misconduct detailed in the complaint, which includes allegations that the Exchange Defendants committed fraud through a variety of business practices associated with, among other things, what is commonly referred to as high frequency trading. On May 2, 2014 and May 20, 2014, American European Insurance Company and Harel Insurance Co., Ltd. each filed substantially similar class action lawsuits against the Exchange Defendants which were ultimately consolidated with the City of Providence, Rhode Island securities class action lawsuit. On June 18, 2015, the Southern District of New York (the “Lower Court”) held oral argument on the pending Motion to Dismiss and thereafter, on August 26, 2015, the Lower Court issued an Opinion and Order granting Exchange Defendants’ Motion to Dismiss, dismissing the complaint in full. Plaintiff filed a Notice of Appeal of the dismissal on September 24, 2015 and its appeal brief on January 7, 2016. Respondent's brief was filed on April 7, 2016 and oral argument was held on August 24, 2016. Following oral argument, the Court of Appeals issued an order requesting that the SEC submit an amicus brief on whether the Lower Court had jurisdiction and whether the Exchange Defendants have immunity in the claims alleged. The SEC filed its amicus brief with the Court of Appeals on November 28, 2016 and Plaintiff and the Exchange Defendants filed their respective supplemental response briefs on December 12, 2016. On December 19, 2017, the Court of Appeals reversed the Lower Court’s dismissal and remanded the case back to the Lower Court. On March 13, 2018, the Court of Appeals denied the Exchange Defendants’ motion for re-hearing. The Exchange Defendants filed their opening brief for their motion to dismiss May 18, 2018, Plaintiffs’ response was filed June 15, 2018 and the Exchange Defendants’ reply was filed June 29, 2018. On May 28, 2019, the Lower Court issued an opinion and order denying the Exchange Defendants’ motion to dismiss. On June 17, 2019, the Exchange Defendants filed a motion seeking interlocutory appeal of the May 28, 2019 dismissal order, which was denied July 16, 2019. Exchange Defendants filed their answers on July 25, 2019. The discovery period in the matter commenced and is scheduled to continue through 2020. Given the preliminary nature of the proceedings, the Company is unable to estimate what, if any, liability may result from this litigation. However, the Company believes that the claims are without merit and intends to litigate the matter vigorously.

SIFMA

Securities Industry Financial Markets Association (“SIFMA”) has filed a number of denial of access applications with the SEC to set aside proposed rule changes to establish or modify fees for Cboe Options, C2, BZX, BYX, EDGX and EDGA (the “Exchanges”) market data products and related services (the “Challenged Fees”). The Challenged Fees were held in abeyance pending a decision, which was issued by the SEC on October 16, 2018, on a separate SIFMA denial of access application regarding fees proposed by Nasdaq and the NYSE for their respective market data products. NASDAQ and NYSE filed petitions for review (“PFRs”) with the Court of Appeals for the D.C. Circuit (“D.C. Circuit”) seeking to appeal the SEC’s opinion (“Bellwether Case”). On June 5, 2020, the D.C. Circuit granted the PFRs and vacated the SEC’s finding that SIFMA could challenge generally applicable market data fees as a denial of access under Section 19(d) of the Exchange Act. In a second order entered on October 16, 2018, the SEC issued an order (the “Order”) that remanded the stayed Challenged Fees and ordered the Exchanges to: (i) within six months of the Order, provide notice to the SEC of developed or identified fair procedures for assessing the Challenged Fees (the “Procedures”) and (ii) within one year of the Order, apply the Procedures to the Challenged Fees and submit to the SEC a record explaining the Exchanges’ conclusions. On October 26, 2018, the Exchanges filed a motion to reconsider the Order with the SEC. On November 21, 2018, the Exchanges filed with the SEC a joinder motion to NYSE’s prior motion for stay of the Order. On December 3, 2018, SIFMA filed a response to NYSE’s motion for stay. Nasdaq withdrew its motion to reconsider the Order with the SEC on December 4, 2018, and on December 5, 2018, filed a Petition for Review with the D.C. Circuit. On December 14, 2018, the SEC denied the motion for stay but tolled the compliance date set forth in the remand order until ruling is made on the motion to reconsider. The Exchanges and NYSE filed on January 4, 2019 a motion to intervene in the Nasdaq Petition for Review to ensure the ability to participate in the case; the motion to intervene was granted on January 25, 2019. On the same day, SIFMA filed a motion with the D.C. Circuit moving to dismiss or hold in abeyance the Petition for Review. The Exchanges and NYSE submitted on February 6, 2019 a statement of issues for consideration in connection with the Petition for Review pending before the D.C. Circuit. On March 29, 2019, the D.C. Circuit issued an order indicating that SIFMA’s motion to dismiss will be considered with the underlying merits of the Petition for Review. On May 7, 2019, the SEC denied the Exchanges and NYSE’s motion for reconsideration of the Order. The SEC also further tolled the effectiveness of the remand order subject to the resolution of the substantive SIFMA case against Nasdaq and NYSE Arca that is already before the D.C. Circuit. On June 17, 2019, the Exchanges filed a petition for review of the May 7, 2019 SEC order denying reconsideration of the Order with the D.C. Circuit and of the Order. The Exchanges’ joint opening brief was filed on October 23, 2019, the SEC’s response was filed on November 22, 2019, the Exchanges’ joint reply was filed on December 20, 2019 and final briefs were filed on January 10, 2020. Oral arguments were held on February 18, 2020. On June 5, 2020, the D.C. Circuit remanded the Order to the SEC for reconsideration in light of the Bellwether Case opinion, i.e., that generally applicable market data fees may not be challenged as a denial of access under Section 19(d) of the Exchange Act. An adverse ruling in that matter or a subsequent appeal could adversely affect exchange market data fees. However, the Company believes that the claims are without merit and intends to litigate the matter vigorously. The Company is unable to estimate what, if any, liability may result from this litigation.

VIX Litigation

On March 20, 2018, a putative class action complaint captioned Tomasulo v. Cboe Exchange, Inc., et al., No. 18-cv-02025 was filed in federal district court for the Northern District of Illinois alleging that the Company intentionally designed its products, operated its platforms, and formulated the method for calculating VIX and the Special Opening Quotation, (i.e., the special VIX value designed by the Company and calculated on the settlement date of VIX derivatives prior to the opening of trading), in a manner that could be collusively manipulated by a group of entities named as John Doe defendants. A number of similar putative class actions, some of which do not name the Company as a party, were filed in federal court in Illinois and New York on behalf of investors in certain volatility-related products. On June 14, 2018, the Judicial Panel on Multidistrict Litigation centralized the putative class actions in the federal district court for the Northern District of Illinois. On September 28, 2018, plaintiffs filed a master, consolidated complaint that is a putative class action alleging various claims against the Company and John Doe defendants in the federal district court for the Northern District of Illinois. The claims asserted against the Company consist of a Securities Exchange Act fraud claim, three Commodity Exchange Act claims and a state law negligence claim. Plaintiffs request a judgment awarding class damages in an unspecified amount, as well as punitive or exemplary damages in an unspecified amount, prejudgment interest, costs including attorneys’ and experts’ fees and expenses and such other relief as the court may deem just and proper. On November 19, 2018, the Company filed a motion to dismiss the master consolidated complaint and the plaintiffs filed their response on January 7, 2019. The Company filed its reply on January 28, 2019. On May 29, 2019, the federal district court for the Northern District of Illinois granted the Company’s motion to dismiss plaintiffs’ entire complaint against the Company. The state law negligence claim was dismissed with prejudice and the other claims were dismissed without prejudice with leave to file an amended complaint, which plaintiffs filed on July 19, 2019. On August 28, 2019, the Company filed its second motion to dismiss the amended consolidated complaint and plaintiffs filed their response on October 8, 2019. On January 27, 2020, the federal district court for the Northern District of Illinois granted the Company’s second motion to dismiss and all counts against the Company were dismissed with prejudice. On April 21, 2020, the federal district court for the Northern District of Illinois granted plaintiffs’ motion to certify the January 27, 2020 dismissal order for an immediate appeal. On May 19, 2020, plaintiffs filed a notice of appeal with the Court of Appeals for the Seventh Circuit (“7th Circuit”), seeking to appeal the April 21, 2020 order granting the entry of partial final judgment and both orders granting the Company’s motions to dismiss entered on May 29, 2019 and January 27, 2020. On June 29, 2020, plaintiffs filed their opening brief with the 7th Circuit. The Company currently believes that the claims are without merit and intends to litigate the matter vigorously. The Company is unable to estimate what, if any, liability may result from this litigation.

Other

As self-regulatory organizations under the jurisdiction of the SEC, Cboe Options, C2, BZX, BYX, EDGX and EDGA are subject to routine reviews and inspections by the SEC. As a designated contract market under the jurisdiction of the CFTC, CFE is subject to routine rule enforcement reviews and examinations by the CFTC. Cboe SEF, LLC is a swap execution facility registered with the CFTC and subject to routine rule enforcement reviews and examinations by the CFTC. Cboe Trading is subject to reviews and inspections by FINRA. The Company has from time to time received inquiries and investigative requests from the SEC’s Office of Compliance Inspections and Examinations and the CFTC’s Division of Market Oversight as well as the SEC Division of Enforcement and CFTC Division of Enforcement seeking information about the Company’s compliance with its obligations as a self-regulatory organization under the federal securities laws and Commodity Exchange Act as well as members’ compliance with the federal securities laws and Commodity Exchange Act. In addition, while Cboe Europe Limited and Cboe Chi-X Europe have not been the subject of any material litigation or regulatory investigation in the past, there is always the possibility of such action in the future. As both companies are domiciled in the U.K., it is likely that any action would be taken in the U.K. courts in relation to litigation or by the FCA in relation to any regulatory enforcement action.

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

22. LEASES

The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of June 30, 2020. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets and the Company recognizes lease expense in facilities costs within the condensed consolidated statements of income for these leases on a straight-line basis over the lease term. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. As the implicit rate in the Company’s leases are generally not reasonably determinable, the Company applies an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. During the three months ended June 30, 2020, an additional $6.7 million of right of use assets and $13.5 million of lease liabilities were added related to a new operating lease. Additionally, the Company recognized $4.8 million related to leasehold improvement incentives paid by the lessor.

In September 2019, the Company signed a new lease to secure approximately 185,000 square feet of office space within the Old Post Office building in Chicago, Illinois, which will serve as the Company’s new global headquarters. The initial term of the lease is 187 months from the accounting commencement date, January 13, 2020. The Company has the option to renew the lease term for an additional 60 months. The total legally binding minimum lease payments for this lease are approximately $98.8 million. See Note 6 (“Property and Equipment, Net”) for information on the current headquarters location.

Additionally, in September 2019, the Company signed a new lease to secure approximately 40,000 square feet of office space within the Chicago Board of Trade Building in Chicago, Illinois, where the Company plans to build a new trading floor and office space. The initial term of the lease is 150 months from the accounting commencement date, May 1, 2020. The Company has the option to renew the lease term for an additional 60 months. The total legally binding minimum lease payments for this lease are approximately $17.1 million.

The following table presents the supplemental balance sheet information related to leases as of June 30, 2020 and December 31, 2019, respectively (in millions):

	June 30,	December 31,
	2020	2019
Operating lease right of use assets	$117.8	$53.4
Total leased assets	$117.8	$53.4

Accrued liabilities	$10.7	$8.7
Non-current operating lease liabilities	137.3	46.7
Total leased liabilities	$148.0	$55.4

The following table presents operating lease costs and other information as of and for the three and six months ended June 30, 2020 and 2019, respectively (in millions, except as stated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs (1)	$5.0	$3.2	$9.8	$6.8

Lease term and discount rate information:
Weighted average remaining lease term (years)			12.8	9.5
Weighted average discount rate			3.4%	3.5%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities	$2.6	$2.7	$5.4	$4.8
Lease incentive for leasehold improvements	4.8	—	25.2	—
Right-of-use assets obtained in exchange for lease liabilities (2)	6.7	0.1	70.9	19.0
(1)	Includes short-term lease and variable lease costs, which are immaterial.
(2)	Excludes right-of-use assets and lease liabilities recognized upon adoption of the lease accounting standard in 2019 of $40.3 million and $42.8 million, respectively.

The maturities of the lease liabilities are as follows as of June 30, 2020 (in millions):

June 30,
2020
Remainder of 2020	$7.4
2021	16.3
2022	16.9
2023	15.7
2024	11.6
After 2024	118.2
Total lease payments (1)	$186.1
Less: Interest	(38.1)
Present value of lease liabilities	$148.0
(1)	Total lease payments include $20.4 million related to options to extend lease terms that are reasonably certain of being exercised.

23.  SUBSEQUENT EVENTS

On July 1, 2020, the Company acquired the remaining 80% interest in European Central Counterparty N.V. (“EuroCCP”). In connection with the acquisition, EuroCCP, as borrower, the Company, as guarantor of scheduled interest and fees on borrowings (but not the principal amount of any borrowings), entered into a Euro 1.5 billion committed syndicated multicurrency revolving and swingline credit facility agreement (the “Facility”) with Bank of America Merrill Lynch International Designated Activity Company, as co-ordinator, facility agent, lender, sole lead arranger and sole bookrunner, Citibank N.A., as security agent, and certain other lenders named therein. As of July 31, 2020, no borrowings were outstanding under the Facility. Accordingly, at July 31, 2020, Euro 1.5 billion of borrowing capacity was available for the purposes permitted by the Facility.

There have been no additional subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the six months ended June 30, 2020.

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

The Company is headquartered in Chicago with offices in Kansas City, New York, London, San Francisco, Sarasota Springs, Belfast, Amsterdam, Singapore, Hong Kong, and Ecuador.

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

Options. Our options segment includes listed options on market indices (“index options”), mostly on an exclusive basis, as well as on non-exclusive “multi-listed” options, such as options on the stocks of individual corporations (“equity options”) and options on ETPs, such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”). These options trade on Cboe Options, C2, BZX, and EDGX. Cboe Options is our primary options market and offers trading in listed options through a single system, known as our Hybrid trading model, which integrates electronic trading and traditional open outcry trading on our trading floor in Chicago. There was a temporary suspension of open outcry trading between March 13, 2020 and June 14, 2020 in response to the COVID-19 pandemic. C2, BZX, and EDGX are our all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data revenue generated from the U.S. tape plan, the sale of proprietary market data, index licensing, and access and capacity services.

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

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. We are closely monitoring developments around COVID-19 and following guidance provided by governmental and public health agencies. In response to COVID-19, we have provided frequent communications to employees, customers, regulators, critical vendors, technology equipment suppliers, data and disaster recovery centers, and other service providers and instructed non-essential employees to work from home on a temporary basis, implemented travel restrictions, and temporarily suspended open outcry trading between March 13, 2020 and June 14, 2020, without any known significant disruptions to our business or control processes. We will continue to take further actions as necessary in response to addressing COVID-19. As of the date of this report, it is too early to determine the full impact this virus may have on the global financial markets and the overall economy. Our business and operations could be materially and adversely affected by the effects of COVID-19, however, the extent to which our results could be affected by COVID-19 largely depends on future developments which cannot be accurately predicted and are uncertain. Further, changes in trading behavior, additional suspensions of open outcry trading, market disruptions and other future developments caused by the effects of COVID-19 could impact trading volumes and the demand for our products, market data, and services, which could have a material adverse effect on our business, financial condition, operating results and cash flows for the remainder of fiscal year 2020 and could be material during any future period impacted either directly or indirectly by this pandemic.

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

Regulatory Fees

Regulatory fees primarily represent fees collected by the Company to cover the Section 31 fees charged to the Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA) and are charged by the SEC. Consistent with industry practice, the fees charged to customers are based on the fee set by the SEC per notional value of U.S. Equities transactions and per round turn of Options transactions executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the U.S. Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principals in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) which supports the Company’s regulatory oversight function in the Options segment, along with other miscellaneous regulatory fees, and neither can be used for non-regulatory purposes. The ORF and miscellaneous fees are recognized when the performance obligation is fulfilled.

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

Financial Summary

The following summarizes changes in financial performance for the three and six months ended June 30, 2020 and 2019 and certain non-GAAP financial measures. These non-GAAP financials measures assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items management believes do not reflect our underlying operations. Please see the footnotes below for additional information and reconciliations from our condensed consolidated financial statements. “YTD” represents the six-month period ended June 30th.

Total Revenues (in millions)
$1,222.1
$1,790.2
YTD 2019
YTD 2020
Revenues less cost of revenues (in millions)
$562.6
$655.2
YTD 2019
YTD 2020
Net Income (in millions)
$178.6
$271.0
YTD 2019
YTD 2020
EBITDA Margin(1)
63.9%
71.2%
YTD 2019
YTD 2020
Adjusted EBITDA Margin(1)
67.4%
72.8%
YTD 2019
YTD 2020
Basic Earnings Per Share
$1.62
$2.46
YTD 2019
YTD 2020
Diluted Earnings Per Share
$1.62
$2.45
YTD 2019
YTD 2020
Adjusted Diluted Earnings per Share(1)
$2.23
$2.96
YTD 2019
YTD 2020

(1)	These are Non-GAAP figures for which reconciliations are provided below.

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change

	(in millions, except percentages, earnings per share, and as noted below)				(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$868.7	$620.6	$248.1	40.0%	$1,790.2	$1,222.1	$568.1	46.5%
Total cost of revenues	571.8	337.4	234.4	69.5%	1,135.0	659.5	475.5	72.1%
Revenues less cost of revenues	296.9	283.2	13.7	4.8%	655.2	562.6	92.6	16.5%
Total operating expenses	135.2	158.0	(22.8)	(14.4)%	267.1	292.0	(24.9)	(8.5)%
Operating income	161.7	125.2	36.5	29.2%	388.1	270.6	117.5	43.4%
Income before income tax provision	156.6	119.6	37.0	30.9%	374.1	246.3	127.8	51.9%
Income tax provision	43.0	35.1	7.9	22.5%	103.1	67.7	35.4	52.3%
Net income	113.6	84.5	29.1	34.4%	271.0	178.6	92.4	51.7%
Basic earnings per share	$1.04	$0.79	$0.25	31.6%	$2.46	$1.62	$0.84	51.9%
Diluted earnings per share	1.03	0.78	0.25	32.1%	2.45	1.62	0.83	51.2%
EBITDA(1)	201.6	176.4	25.2	14.3%	466.5	359.6	106.9	29.7%
EBITDA margin(2)	67.9%	62.3%	5.6%	*	71.2%	63.9%	7.3%	*
Adjusted EBITDA(1)	$211.0	$193.6	$17.4	9.0%	$476.7	$379.1	$97.6	25.7%
Adjusted EBITDA margin(3)	71.1%	68.4%	2.7%	*	72.8%	67.4%	5.4%	*
Adjusted earnings(4)	$143.3	$125.7	$17.6	14.0%	$325.6	$249.1	$76.5	30.7%
Adjusted earnings margin(5)	48.3%	44.4%	3.9%	*	49.7%	44.3%	5.4%	*
Diluted weighted average shares outstanding	109.6	111.6	(2.0)	(1.8)%	110.1	111.6	(1.5)	(1.3)%
Adjusted Diluted earnings per share(5)	$1.31	$1.13	$0.18	15.9%	$2.96	$2.23	$0.73	32.7%
*	Not meaningful

The following summarizes changes in certain operational and financial metrics for the six months ended June 30, 2020 compared to the six months ended June 30, 2019:

The following table includes operational and financial metrics for our Options, U.S. Equities, Futures, European Equities, and Global FX segments. These metrics are reviewed by our senior management in evaluating the performance of our business. The following summarizes changes in certain operational and financial metrics for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019:

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change

	(in millions, except percentages, trading days, and as noted below)				(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Total touched contracts	9.9	7.3	2.6	35.6%	10.3	7.2	3.1	43.1%
Market ADV	27.6	19.3	8.3	43.0%	27.8	19.2	8.6	44.8%
Index contract ADV	1.6	1.9	(0.3)	(15.8)%	2.1	1.9	0.2	10.5%
Multi-Listed contract ADV	8.3	5.4	2.9	53.7%	8.2	5.3	2.9	54.7%
Number of trading days	63	63	—	—%	125	124	1	0.8%
Total Options revenue per contract (RPC) (6)	$0.182	$0.238	$(0.056)	(23.5)%	$0.208	$0.239	$(0.031)	(13.0)%
Multi-Listed Options RPC (6)	0.051	0.058	(0.007)	(12.1)%	0.052	0.062	(0.010)	(16.1)%
Index Options RPC (6)	0.870	0.736	0.134	18.2%	0.815	0.733	0.082	11.2%
Market share	36.0%	37.7%	(1.7)%	*	37.1%	37.2%	(0.1)%	*
U.S. Equities:
ADV:
Total touched shares (in billions)	2.1	1.1	1.0	90.9%	2.0	1.2	0.8	66.7%
Market ADV (in billions)	12.4	6.9	5.5	79.7%	11.7	7.2	4.5	62.5%
Trading days	63	63	—	—%	125	124	1	0.8%
Market share	16.1%	15.7%	0.4%	*	16.4%	15.9%	0.5%	*
U.S. Equities (net capture per one hundred touched shares)(7)	$0.025	$0.028	$(0.003)	(10.7)%	$0.025	$0.029	$(0.004)	(13.8)%
U.S. ETPs: launches (number of launches)	31	19	12	63.2%	49	30	19	63.3%
U.S. ETPs: listings (number of listings)	374	324	50	15.4%	374	324	50	15.4%
Futures:
ADV (in thousands)	143.8	257.4	(113.6)	(44.1)%	236.6	244.6	(8.0)	(3.3)%
Trading days	63	63	—	—%	125	124	1	0.8%
Revenue per contract	$1.743	$1.748	$(0.005)	(0.3)%	$1.748	$1.744	$0.004	0.2%
European Equities:
ADNV:
Matched and touched ADNV (in billions)	€6.3	€8.3	€(2.0)	(24.1)%	€7.7	€8.7	€(1.0)	(11.5)%
Market ADNV (in billions)	40.1	40.8	(0.7)	(1.7)%	45.8	41.3	4.5	10.9%
Trading days	63	63	—	—%	127	126	1	0.8%
Market share	15.8%	20.3%	(4.5)%	*	16.8%	21.2%	(4.4)%	*
European Equities (net capture per matched notional value in basis points)(8)	0.248	0.224	0.024	10.7%	0.246	0.217	0.029	13.4%
Average Euro/British pound exchange rate	£0.887	£0.874	£0.013	1.5%	£0.874	£0.873	£0.001	0.1%
Global FX:
ADNV (in billions)	$31.8	$32.5	$(0.7)	(2.2)%	$37.5	$34.5	$3.0	8.7%
Trading days	65	65	—	—%	129	128	1	0.8%
Global FX (net capture per one million dollars traded)(9)	2.77	2.65	0.12	4.5%	2.73	2.63	0.10	3.8%
Average British pound/U.S. dollar exchange rate	$1.241	$1.285	$(0.044)	(3.4)%	$1.261	$1.294	$(0.033)	(2.5)%
*	Not meaningful
(1)	EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs and impairment charges attributed to noncontrolling interest. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(3)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(4)	Adjusted earnings is defined as net income adjusted for amortization of purchased intangibles, acquisition-related costs, change in redemption value of noncontrolling interest, impairment changes attributed to noncontrolling interest and net income allocated to participating securities, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(5)	Adjusted diluted earnings per share represents Adjusted earnings divided by diluted weighted average shares outstanding.
(6)	Revenue per contract represents transaction fees less liquidity payments and routing and clearing costs divided by total contracts traded during the period.
(7)	Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX, and EDGA and the number of trading days for the period.
(8)	Net capture per matched notional value in basis points refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Limited and the number of trading days for the period.
(9)	Net capture per one million dollars traded refers to net transaction fees, divided by the product of one-millionth of ADNV traded on the Cboe FX market, the number of trading days, and two, which represents the buyer and seller that are both charged on the transaction for the period.

The following tables are reconciliations of net income allocated to common stockholders to EBITDA and adjusted EBITDA (in millions):

	Three Months Ended June 30,
	2020
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total

	(in millions)
Net income (loss) allocated to common stockholders	$93.4	$54.5	$8.3	$3.5	$1.1	$(47.5)	$113.3
Interest expense, net	—	—	—	—	—	7.3	7.3
Income tax provision	—	1.3	—	2.2	—	39.5	43.0
Depreciation and amortization	7.6	16.4	0.8	6.7	6.5	—	38.0
EBITDA	101.0	72.2	9.1	12.4	7.6	(0.7)	201.6
Acquisition-related costs	7.5	—	—	—	—	1.9	9.4
Adjusted EBITDA	$108.5	$72.2	$9.1	$12.4	$7.6	$1.2	$211.0

	Three Months Ended June 30,
	2019
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total

	(in millions)
Net income (loss) allocated to common stockholders	$80.1	$35.9	$19.3	$3.9	$(1.6)	$(50.0)	$87.6
Interest expense (income), net	—	—	—	(0.1)	—	10.1	10.0
Income tax provision	—	0.3	—	2.5	—	32.3	35.1
Depreciation and amortization	9.1	17.7	0.4	7.0	7.1	2.4	43.7
EBITDA	89.2	53.9	19.7	13.3	5.5	(5.2)	176.4
Acquisition-related costs	8.7	—	—	0.3	—	11.8	20.8
Impairment charges attributed to noncontrolling interest	—	—	—	—	—	(3.6)	(3.6)
Adjusted EBITDA	$97.9	$53.9	$19.7	$13.6	$5.5	$3.0	$193.6

	Six Months Ended June 30,
	2020
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total

	(in millions)
Net income (loss) allocated to common stockholders	$236.7	$102.2	$35.1	$10.3	$4.1	$(118.1)	$270.3
Interest expense (income), net	—	—	—	(0.1)	—	14.7	14.6
Income tax provision	—	2.5	—	5.1	—	95.5	103.1
Depreciation and amortization	15.3	34.2	1.6	13.9	13.5	—	78.5
EBITDA	252.0	138.9	36.7	29.2	17.6	(7.9)	466.5
Acquisition-related costs	2.0	—	—	—	—	8.2	10.2
Adjusted EBITDA	$254.0	$138.9	$36.7	$29.2	$17.6	$0.3	$476.7

	Six Months Ended June 30,
	2019
	Options	U.S. Equities	Futures	European Equities	Global FX	Corporate	Total

	(in millions)
Net income (loss) allocated to common stockholders	$158.2	$72.9	$37.5	$6.9	$(2.0)	$(92.4)	$181.1
Interest expense (income), net	—	—	—	(0.2)	—	20.1	19.9
Income tax provision	—	0.7	—	5.0	—	62.0	67.7
Depreciation and amortization	19.0	37.6	0.8	14.5	14.9	4.1	90.9
EBITDA	177.2	111.2	38.3	26.2	12.9	(6.2)	359.6
Acquisition-related costs	9.5	—	—	0.6	0.3	12.7	23.1
Impairment charges attributed to noncontrolling interest	—	—	—	—	—	(3.6)	(3.6)
Adjusted EBITDA	$186.7	$111.2	$38.3	$26.8	$13.2	$2.9	$379.1

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
Net income allocated to common stockholders	$113.3	$87.6	$270.3	$181.1
Amortization	30.0	34.1	62.5	71.7
Acquisition-related costs	9.4	20.8	10.2	23.1
Change in redemption value of noncontrolling interest	—	0.2	—	0.4
Tax effect of adjustments	(9.3)	(13.2)	(16.9)	(23.2)
Impairment charges attributed to noncontrolling interest	—	(3.6)	—	(3.6)
Net income allocated to participating securities	(0.1)	(0.2)	(0.5)	(0.4)
Adjusted earnings	$143.3	$125.7	$325.6	$249.1

Revenues

Total revenues for the three and six months ended June 30, 2020 increased $248.1 million, or 40.0%, and $568.1 million, or 46.5%, respectively, compared to the prior periods, primarily due to increased transaction fees of $191.4 million, or 44.8%, and $423.6 million, or 49.5%, respectively, as a result of increased market volumes in the U.S. Equities and Options segments, coupled with an increase in regulatory fees. The following summarizes changes in revenues for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019:

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change

	(in millions, except percentages)				(in millions, except percentages)
Transaction fees	$618.3	$426.9	$191.4	44.8%	$1,279.8	$856.2	$423.6	49.5%
Access and capacity fees	55.7	54.5	1.2	2.2%	113.4	108.9	4.5	4.1%
Market data fees	58.7	51.8	6.9	13.3%	114.9	103.4	11.5	11.1%
Regulatory fees	128.7	79.7	49.0	61.5%	265.5	138.4	127.1	91.8%
Other revenue	7.3	7.7	(0.4)	(5.2)%	16.6	15.2	1.4	9.2%
Total revenues	$868.7	$620.6	$248.1	40.0%	$1,790.2	$1,222.1	$568.1	46.5%

Transaction Fees

Transaction fees increased for the three and six months ended June 30, 2020 compared to the same periods in 2019. For the three months ended June 30, 2020, the increase was primarily due to a 79.7% increase in U.S. Equities market ADV and a 53.7% increase in multi-listed options ADV, partially offset by a 44.1% decrease in Futures ADV, when compared to the same period in 2019. For the six months ended June 30, 2020, the increase was primarily due to a 62.5% increase in U.S. Equities market ADV and a 44.8% increase in overall options market ADV, including a 10.5% increase in index options ADV and a 54.7% increase in multi-listed ADV, when compared to the same period in 2019.

Access Fees and Capacity Fees

Access and capacity fees increased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to an increase in logical port revenue in the European Equities and U.S. Equities segments, partially offset by decreases in membership fees and trading floor charges in the Options segment as a result of the temporary closure of the trading floor.

Market Data Fees

Market data fees increased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to additional revenue attributed to the acquisitions of Hanweck and FT Options during 2020, coupled with an increase in tape plan market data revenue within the U.S. Equities segment resulting from increases in pool size and market share.

Regulatory Fees

Regulatory fees increased for the three and six months ended June 30, 2020 compared to the same periods in 2019. For the three months ended June 30, 2020, the increase was primarily due to an increase in Section 31 fees as a result of higher volumes in the U.S. Equities segment, coupled with an increase in the Section 31 fee rate from an average rate of $19.40 per million dollars of covered sales for the three months ended June 30, 2019 to a rate of $22.10 per million dollars of covered sales during the three months ended June 30, 2020. For the six months ended June 30, 2020, the increase was primarily due to an increase in Section 31 fees as a result of higher volumes in the U.S. Equities segment, coupled with an increase in the Section 31 fee rate from an average rate of $16.20 per million dollars of covered sales for the six months ended June 30, 2019 to an average rate of $21.70 per million dollars of covered sales during the six months ended June 30, 2020.

Other Revenue

Other revenue decreased for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to the loss of revenue associated with the deconsolidation of a former subsidiary in the third quarter of 2019, partially offset by additional index licensing revenue in 2020. Other revenue increased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to additional index licensing and trade reporting services revenue in 2020, partially offset by the loss of revenue associated with the deconsolidation of a former subsidiary in the third quarter of 2019.

Cost of Revenues

Cost of revenues increased for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to higher liquidity payments as a result of an increase in volumes traded on the U.S. Equities and Options exchanges, which increased $179.8 million, coupled with an increase in Section 31 fees within the U.S. Equities and Options segments, which increased $45.1 million and $3.6 million, respectively. Cost of revenues increased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to higher liquidity payments as a result of an increase in volumes traded on the U.S. Equities and Options exchanges, which increased $328.5 million, coupled with an increase in Section 31 fees within the U.S. Equities and Options segments, which increased $115.7 million and $12.2 million, respectively.

The following summarizes changes in cost of revenues for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019:

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change

	(in millions, except percentages)				(in millions, except percentages)
Liquidity payments	$415.6	$235.8	$179.8	76.3%	$808.0	$479.5	$328.5	68.5%
Routing and clearing	17.7	9.2	8.5	92.4%	33.7	18.4	15.3	83.2%
Section 31 fees	119.0	70.3	48.7	69.3%	246.4	118.5	127.9	107.9%
Royalty fees	19.4	21.9	(2.5)	(11.4)%	46.8	42.9	3.9	9.1%
Other	0.1	0.2	(0.1)	(50.0)%	0.1	0.2	(0.1)	(50.0)%
Total	$571.8	$337.4	$234.4	69.5%	$1,135.0	$659.5	$475.5	72.1%

Liquidity Payments

Liquidity payments increased for the three and six months ended June 30, 2020 compared to the same period in 2019 primarily due to higher liquidity payments as a result of an increase in volumes traded on the U.S. Equities and Options exchanges.

Routing and Clearing

The increase in routing and clearing fees for the three and six months ended June 30, 2020 compared to the same period in 2019 was primarily due to an increase in routed trades in the U.S. Equities segment.

Section 31 Fees

Section 31 fees increased for the three and six months ended June 30, 2020 compared to the same periods in 2019. For the three months ended June 30, 2020, the increase was primarily a result of higher volumes in the U.S. Equities segment, coupled with an increase in the Section 31 fee rate from an average rate of $19.40 per million dollars of covered sales for the three months ended June 30, 2019 to a rate of $22.10 per million dollars of covered sales during the three months ended June 30, 2020. For the six months ended June 30, 2020, the increase was primarily a result of higher volumes in the U.S. Equities segment, coupled with an increase in the Section 31 fee rate from an average rate of $16.20 per million dollars of covered sales for the six months ended June 30, 2019 to an average rate of $21.70 per million dollars of covered sales during the six months ended June 30, 2020.

Royalty Fees

Royalty fees decreased for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to a decrease in trading volume in licensed products. Royalty fees increased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to an increase in trading volume in licensed products.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased $13.7 million, or 4.8%, for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to a $6.9 million, or 13.3%, increase in market data fees and a $3.1 million, or 1.7% increase in transaction fees less liquidity payments and routing and clearing costs. Revenues less cost of revenues increased $92.6 million, or 16.5%, for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to a $79.8 million, or 22.3%, increase in transaction fees less liquidity payments and routing and clearing costs and an $11.5 million, or 11.1% increase in market data fees.

The following tables summarize the components of revenues less cost of revenues for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019:

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change

	(in millions, except percentages)				(in millions, except percentages)
Transaction fees less liquidity payments and routing and clearing costs	$185.0	$181.9	$3.1	1.7%	$438.1	$358.3	$79.8	22.3%
Access and capacity fees	55.7	54.5	1.2	2.2%	113.4	108.9	4.5	4.1%
Market data fees	58.7	51.8	6.9	13.3%	114.9	103.4	11.5	11.1%
Regulatory fees, less Section 31 fees	9.7	9.4	0.3	3.2%	19.1	19.9	(0.8)	(4.0)%
Royalty fees	(19.4)	(21.9)	2.5	(11.4)%	(46.8)	(42.9)	(3.9)	9.1%
Other	7.2	7.5	(0.3)	(4.0)%	16.5	15.0	1.5	10.0%
Revenues less cost of revenues	$296.9	$283.2	$13.7	4.8%	$655.2	$562.6	$92.6	16.5%

Transaction Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction fees less liquidity payments and routing and clearing costs (“Net Transaction Fees”) increased for the three and six months ended June 30, 2020 compared to the same periods in 2019. The increase for the three months ended June 30, 2020 was primarily due to a 79.7% increase in U.S. Equities market ADV and a 53.7% increase in multi-listed options ADV, partially offset by a 44.1% decrease in Futures ADV, compared to the same period in 2019. The increase for the six months ended June 30, 2020 was primarily due to a 44.8% increase in overall options market ADV, including a 10.5% increase in index options ADV, a 54.7% increase in multi-listed ADV, and a 62.5% increase in U.S. Equities market ADV, when compared to the same period in 2019.

Access and Capacity Fees

Access and capacity fees increased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to an increase in logical port revenue in the European Equities and U.S. Equities segments, partially offset by decreases in membership fees and trading floor charges in the Options segment as a result of the temporary closure of the trading floor.

Market Data Fees

Market data fees increased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to additional revenue attributed to the acquisitions of Hanweck and FT Options during 2020, coupled with an increase in tape plan market data revenue within the U.S. Equities segment resulting from increases in pool size and market share.

Regulatory Fees, less Section 31 Fees

Regulatory fees, less Section 31 Fees, increased for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to an increase in regulatory fees based on higher reported revenue of customers in the current year. Regulatory fees, less Section 31 Fees, decreased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to a decrease in fines and assessment fees.

Royalty Fees

Royalty fees decreased for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to a decrease in trading volume in licensed products. Royalty fees increased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to an increase in trading volume in licensed products.

Other

Other revenue decreased for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to the loss of revenue associated with the deconsolidation of a former subsidiary in the third quarter of 2019, partially offset by additional index licensing revenue in 2020. Other revenue increased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to additional index licensing and trade reporting services revenue in 2020, partially offset by the loss of revenue associated with the deconsolidation of a former subsidiary in the third quarter of 2019.

Operating Expenses

Total operating expenses decreased $22.8 million, or 14.4%, for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to declines in acquisition-related costs, professional fees and outside services, and depreciation and amortization. Total operating expenses decreased $24.9 million, or 8.5% for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to declines in acquisition-related costs depreciation and amortization, and professional fees and outside services, partially offset by an increase in compensation and benefits. The following summarizes changes in operating expenses for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019:

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change

	(in millions, except percentages)				(in millions, except percentages)
Operating Expenses:
Compensation and benefits	$54.9	$52.2	$2.7	5.2%	$108.2	$100.3	$7.9	7.9%
Depreciation and amortization	38.0	43.7	(5.7)	(13.0)%	78.5	90.9	(12.4)	(13.6)%
Technology support services	12.5	11.8	0.7	5.9%	24.4	23.7	0.7	3.0%
Professional fees and outside services	12.3	19.2	(6.9)	(35.9)%	27.2	35.4	(8.2)	(23.2)%
Travel and promotional expenses	0.9	3.0	(2.1)	(70.0)%	3.0	5.6	(2.6)	(46.4)%
Facilities costs	4.1	3.0	1.1	36.7%	8.2	5.1	3.1	60.8%
Acquisition-related costs	9.4	20.8	(11.4)	(54.8)%	10.2	23.1	(12.9)	(55.8)%
Other expenses	3.1	4.3	(1.2)	(27.9)%	7.4	7.9	(0.5)	(6.3)%
Total operating expenses	$135.2	$158.0	$(22.8)	(14.4)%	$267.1	$292.0	$(24.9)	(8.5)%

Compensation and Benefits

Compensation and benefits increased for the three and six months ended June 30, 2020 compared to the same periods in 2019. For the three months ended June 30, 2020, the increase was primarily due to an increase in bonus expense of $4.4 million and a decrease in capitalized wages of $2.8 million due to a decrease in software projects eligible for capitalization, partially offset by a $3.8 million decline in benefits primarily due to the adjustment of deferred compensation plan assets and healthcare rebates received, and a $0.7 million decrease in equity compensation due to the acceleration of stock-based compensation in 2019. For the six months ended June 30, 2020, the increase was primarily due to an increase in bonus expense of $7.1 million, a decrease in capitalized wages of $5.0 million due to a decrease in software projects eligible for capitalization, and an increase in equity compensation as a result of forfeitures in 2019 that did not recur in 2020, partially offset by a $5.0 million decline in benefits primarily due to the adjustment of deferred compensation plan assets and healthcare rebates received.

Depreciation and Amortization

Depreciation and amortization decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019, primarily due to the write-off of the Cboe Command software in the fourth quarter of 2019, the change in accounting classification of the Chicago headquarters building to held for sale in the second quarter of 2019, which resulted in depreciation ceasing on the building, and the deconsolidation of a former subsidiary in the third quarter of 2019, partially offset by depreciation related to equipment placed into service in the fourth quarter of 2019.

Technology Support Services

Technology support services costs increased for the three and six months ended June 30, 2020 compared to the same periods in 2019, primarily due to increases in purchased hardware and market data support service fees for market data related to the acquisitions in 2020.

Professional Fees and Outside Services

Professional fees and outside services decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019. For the three months ended June 30, 2020, the decrease was primarily due to a decline in legal fees of $2.6 million, a decline in regulatory service fees of $2.0 million, a decline in consulting fees of $0.7 million, and a decline in contracted services of $0.6 million. For the six months ended June 30, 2020, the decrease was primarily due to a decline in regulatory service fees of $2.6 million, a decline in legal fees of $2.2 million, a decline in consulting fees of $1.1 million, and a decline in contracted services of $0.8 million.

Travel and Promotional Expenses

Travel and promotional expenses decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019, primarily due to travel restrictions implemented in March 2020 in response to the COVID-19 pandemic coupled with a decrease in marketing expenses.

Facilities Costs

Facilities costs increased for the three and six months ended June 30, 2020 compared to the same periods in 2019. For the three months ended June 30, 2020, the increase was primarily due additional rent expense incurred for the new headquarters location beginning in January 2020. For the six months ended June 30, 2020, the increase was primarily due to a reversal of deferred rent expense of $1.3 million in the first quarter of 2019 that did not recur in 2020, coupled with additional rent expense incurred for the new headquarters location beginning in January 2020.

Acquisition-Related Costs

Acquisition-related costs decreased for the three and six months ended June 30, 2020 compared to the same period in 2019 primarily due to the write down of goodwill attributed to a 2016 acquisition recorded in the second quarter of 2019.

Other Expenses

Other expenses decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019. For the three month ended June 30, 2020, the decrease was primarily due to a $0.5 million decrease in miscellaneous office expenses, a $0.5 million decline in training and conference expenses, and write-offs of bad debt in 2019 of $0.4 million that did not recur in 2020. For the six months ended June 30, 2020, the decrease was primarily due to a $0.8 million decrease in miscellaneous operating expenses and write-offs of bad debt in 2019 of $0.7 million that did not recur in 2020, partially offset by additional one-time charitable contributions made related to the COVID-19 relief efforts of $1.0 million in 2020.

Operating Income

As a result of the items above, operating income for the three and six months ended June 30, 2020 was $161.7 million and $388.1 million compared to $125.2 million and $270.6 million, respectively, for same periods in 2019.

Interest Expense, Net

Net interest expense decreased in the three and six months ended June 30, 2020 compared to the same period in 2019 primarily due to the decrease in outstanding debt from $916.6 million at June 30, 2019 to $868.6 million at June 30, 2020.

Other Expense, Net

Net other expense increased for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to a $1.6 million decline in deferred compensation plan asset income. Net other expense decreased for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to the reversal of the $8.8 million OCC dividend declared in 2018, which was to be paid in 2019, as a result of the SEC’s disapproval of the OCC capital plan during the first quarter of 2019, partially offset by deferred compensation plan asset income of $3.7 million in 2019.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the three months ended June 30, 2020 was $156.6 million compared to $119.6 million for the same period in 2019, an increase of $37.0 million.

As a result of the above, income before income tax provision for the six months ended June 30, 2020 was $374.1 million compared to $246.3 million for the same period in 2019, an increase of $127.8 million.

Income Tax Provision

The effective tax rate from continuing operations was 27.5% and 29.3% for the three months ended June 30, 2020 and 2019, respectively, and 27.6 % and 27.5% for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, the Company recognized increased effective tax rate benefit due to foreign-derived intangible income compared to the same period in 2019. The effective tax rate for the six months ended June 30, 2020 was higher than the comparable period the prior year due to excess tax benefits recognized in 2019.

Net Income

As a result of the items above, net income for the three months ended June 30, 2020 was $113.6 million compared to $84.5 million for the three months ended June 30, 2019, an increase of $29.1 million.

As a result of the items above, net income for the six months ended June 30, 2020 was $271.0 million compared to $178.6 million for the six months ended June 30, 2019, an increase of $92.4 million.

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

The following summarizes our total revenues by segment:

				Percentage					Percentage of
				of Total					Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019

	(in millions, except percentages)					(in millions, except percentages)
Options	$317.6	$246.1	29.1%	36.6%	39.7%	$674.1	$477.1	41.3%	37.7%	39.0%
U.S. Equities	490.5	298.7	64.2%	56.4%	48.2%	964.2	594.5	62.2%	53.9%	48.7%
Futures	21.6	33.8	(36.1)%	2.5%	5.4%	63.1	64.3	(1.9)%	3.5%	5.3%
European Equities	25.3	28.7	(11.8)%	2.9%	4.6%	58.2	59.0	(1.4)%	3.2%	4.8%
Global FX	13.7	13.1	4.6%	1.6%	2.1%	30.6	27.0	13.3%	1.7%	2.2%
Corporate	—	0.2	(100.0)%	—%	—%	—	0.2	(100.0)%	—%	—%
Total revenues	$868.7	$620.6	40.0%	100.0%	100.0%	$1,790.2	$1,222.1	46.5%	100.0%	100.0%

The following summarizes our revenues less cost of revenues by segment:

				Percentage of					Percentage of
				Total Revenues					Total Revenues
				Less Cost of Revenues					Less Cost of Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019

	(in millions, except percentages)					(in millions, except percentages)
Options	$150.6	$140.8	7.0%	50.7%	49.7%	$339.1	$278.2	21.9%	51.8%	49.5%
U.S. Equities	90.6	74.1	22.3%	30.5%	26.2%	177.2	149.9	18.2%	27.0%	26.6%
Futures	20.9	32.6	(35.9)%	7.1%	11.5%	61.0	62.1	(1.8)%	9.3%	11.1%
European Equities	21.1	22.4	(5.8)%	7.1%	7.9%	47.3	45.2	4.6%	7.2%	8.0%
Global FX	13.7	13.1	4.6%	4.6%	4.6%	30.6	27.0	13.3%	4.7%	4.8%
Corporate	—	0.2	(100.0)%	—%	0.1%	—	0.2	(100.0)%	—%	—%
Total revenues less cost of revenues	$296.9	$283.2	4.8%	100.0%	100.0%	$655.2	$562.6	16.5%	100.0%	100.0%

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019

	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$150.6	$140.8	7.0%	47.4%	57.2%	$339.1	$278.2	21.9%	50.3%	58.3%
Operating expenses	57.2	60.7	(5.8)%	18.0%	24.7%	102.3	111.1	(7.9)%	15.2%	23.3%
Operating income	$93.4	$80.1	16.6%	29.4%	32.5%	$236.8	$167.1	41.7%	35.1%	35.0%
EBITDA(1)	$101.0	$89.2	13.2%	31.8%	36.2%	$252.0	$177.2	42.2%	37.4%	37.1%
EBITDA margin(2)	67.1%	63.4%	*	*	*	74.3%	63.7%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $9.8 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a 53.7% increase in multi-listed options ADV, coupled with an increase in proprietary market data revenue as a result of the acquisitions of Hanweck, FT Options, and Trade Alert. For the three months ended June 30, 2020, the Options segment’s operating income increased $13.3 million compared to the three months ended June 30, 2019, primarily due to higher revenues less cost of revenues. Operating expenses decreased $3.5 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to decreases in professional fees and outside services, depreciation and amortization, and acquisition-related costs, partially offset by an increase in compensation and benefits and technology support services.

Revenues less cost of revenues increased $60.9 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a 44.8% increase in overall options market ADV, including a 10.5% increase in index options ADV and a 54.7% increase in multi-listed options ADV, coupled with an 11.2% increase in index options RPC. For the six months ended June 30, 2020, the Options segment’s operating income increased $69.7 million compared to the six months ended June 30, 2019, primarily due to higher revenues less cost of revenues. Operating expenses decreased $8.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to decreases in acquisition-related costs, professional fees and outside services, and depreciation and amortization, partially offset by an increase in compensation and benefits, technology support services, and facilities costs.

U.S. Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our U.S. Equities segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019

	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$90.6	$74.1	22.3%	18.5%	24.8%	$177.2	$149.9	18.2%	18.4%	25.2%
Operating expenses	34.7	37.7	(8.0)%	7.1%	12.6%	72.3	75.9	(4.7)%	7.5%	12.8%
Operating income	$55.9	$36.4	53.6%	11.4%	12.2%	$104.9	$74.0	41.8%	10.9%	12.4%
EBITDA(1)	$72.2	$53.9	34.0%	14.7%	18.0%	$138.9	$111.2	24.9%	14.4%	18.7%
EBITDA margin(2)	79.7%	72.7%	*	*	*	78.4%	74.2%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $16.5 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a 90.9% increase in volumes traded on our U.S. Equities exchanges. For the three months ended June 30, 2020, the U.S. Equities segment’s operating income increased $19.5 million compared to the three months ended June 30, 2019, primarily due to higher revenues less cost of revenues. Operating expenses decreased $3.0 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to decreases in depreciation and amortization and travel and promotional expenses.

Revenues less cost of revenues increased $27.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a 66.7% increase in volumes traded on our U.S. Equities exchanges. For the six months ended June 30, 2020, the U.S. Equities segment’s operating income increased $30.9 million compared to the six months ended June 30, 2019, primarily due to higher revenues less cost of revenues. Operating expenses decreased $3.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to decreases in depreciation and amortization and travel and promotional expenses, partially offset by higher professional fees and outside services and compensation and benefits.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019

	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$20.9	$32.6	(35.9)%	96.8%	96.4%	$61.0	$62.1	(1.8)%	96.7%	96.6%
Operating expenses	12.6	13.2	(4.5)%	58.3%	39.1%	25.8	24.4	5.7%	40.9%	37.9%
Operating income	$8.3	$19.4	(57.2)%	38.4%	57.4%	$35.2	$37.7	(6.6)%	55.8%	58.6%
EBITDA(1)	$9.1	$19.7	(53.8)%	42.1%	58.3%	$36.7	$38.3	(4.2)%	58.2%	59.6%
EBITDA margin(2)	43.5%	60.4%	*	*	*	60.2%	61.7%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $11.7 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a 44.1% decrease in Futures ADV. For the three months ended June 30, 2020, the Futures segment’s operating income decreased $11.1 million compared to the three months ended June 30, 2019, due to lower revenues less cost of revenues. Operating expenses decreased $0.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a decrease in professional fees and outside services, offset by an increase in compensation and benefits.

Revenues less cost of revenues decreased $1.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a 3.3% decrease in Futures ADV. For the six months ended June 30, 2020, the Futures segment’s operating income decreased $2.5 million compared to the six months ended June 30, 2019, primarily due to an increase in operating expenses, coupled with lower revenues less cost of revenues. Operating expenses increased $1.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase in compensation and benefits, offset by a decrease in professional fees and outside services.

European Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our European Equities segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six months ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019

	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$21.1	$22.4	(5.8)%	83.4%	78.0%	$47.3	$45.2	4.6%	81.3%	76.6%
Operating expenses	15.7	16.7	(6.0)%	62.1%	58.2%	32.4	33.7	(3.9)%	55.7%	57.1%
Operating income	$5.4	$5.7	(5.3)%	21.3%	19.9%	$14.9	$11.5	29.6%	25.6%	19.5%
EBITDA(1)	$12.4	$13.3	(6.8)%	49.0%	46.3%	$29.2	$26.2	11.5%	50.2%	44.4%
EBITDA margin(2)	58.8%	59.4%	*	*	*	61.7%	58.0%	*	*	*

*Not meaningful

(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $1.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a 4.5% point decline in European Equities market share, partially offset by an increase in net capture of 10.7% and higher access and capacity fees. For the three months ended June 30, 2020, the European Equities segment’s operating income decreased $0.3 million compared to the three months ended June 30, 2019, due to lower revenues less cost of revenues. Operating expenses decreased $1.0 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to decreases in acquisition-related costs, depreciation and amortization, and technology support services, partially offset by an increase in compensation and benefits.

Revenues less cost of revenues increased $2.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase in access and capacity fees. For the six months ended June 30, 2020, the European Equities segment’s operating income increased $3.4 million compared to the six months ended June 30, 2019, primarily due to higher revenues less cost of revenues. Operating expenses decreased $1.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to decreases in depreciation and amortization, acquisition-related costs, and travel and promotional expenses, offset by an increase in compensation and benefits.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019

	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$13.7	$13.1	4.6%	100.0%	100.0%	$30.6	$27.0	13.3%	100.0%	100.0%
Operating expenses	12.6	14.7	(14.3)%	92.0%	112.2%	26.5	29.0	(8.6)%	86.6%	107.4%
Operating income (loss)	$1.1	$(1.6)	168.8%	8.0%	(12.2)%	$4.1	$(2.0)	305.0%	13.4%	(7.4)%
EBITDA(1)	$7.6	$5.5	38.2%	55.5%	42.0%	$17.6	$12.9	36.4%	57.5%	47.8%
EBITDA margin(2)	55.5%	42.0%	*	*	*	57.5%	47.8%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and adjusted EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $0.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to higher access and capacity fees and a 4.5% increase in Global FX net capture, partially offset by a 2.2% decrease in Global FX market ADNV. For the three months ended June 30, 2020, the Global FX segment’s operating income increased $2.7 million compared to the three months ended June 30, 2019, primarily due to a decline operating expenses. Operating expenses decreased $2.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to decreases in depreciation and amortization and professional fees and outside services.

Revenues less cost of revenues increased $3.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an 8.7% increase in Global FX market ADNV. For the six months ended June 30, 2020, the Global FX segment’s operating income increased $6.1 million compared to the six months ended June 30, 2019, due to higher revenues less costs of revenues, coupled with a decline in operating expenses. Operating expenses decreased $2.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to decreases in depreciation and amortization and professional fees and outside services, partially offset by an increase in compensation and benefits.

Liquidity and Capital Resources

Below are charts that reflect elements of our capital allocation:

Outstanding Debt
$1,250.0
$1,000.0
$750.0
$500.0
$250.0
$-
(In millions)
$916.6
$868.6
June 30, 2019
June 30, 2020
Long-Term Debt

Dividends Paid
(in millions)
$69.6
$79.5
YTD 2019
YTD 2020

Repurchases under Share
Repurchase Program
(in millions)
$35.0
$219.3
YTD 2019
YTD 2020

Dividends per share
$0.62
$0.72
YTD 2019
YTD 2020

We expect our cash on hand at June 30, 2020 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under our revolving credit facility will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, any dividends, potential strategic acquisitions, and opportunities for common stock repurchases under the previously announced program. We may also utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 11 (“Debt”) of the condensed consolidated financial statements for further information. On July 1, 2020, in connection with the Company’s acquisition of EuroCCP, EuroCCP as borrower and the Company as guarantor of scheduled interest and fees on borrowings (but not the principal amount of any borrowings), entered into a Euro 1.5 billion committed syndicated multicurrency revolving and swingline credit facility agreement (the “Facility”). The Facility is available to be drawn by EuroCCP towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through EuroCCP’s clearing system and (b) financing any other liability or liquidity requirement of EuroCCP incurred in the operation of its clearing system. Borrowings under the Facility are secured by cash, eligible government bonds and eligible equity assets deposited by EuroCCP into secured accounts. As a result, should the Facility be drawn by EuroCCP it could potentially impact EuroCCP’s liquidity, and we can give no assurance that this Facility will be sufficient to meet all of such obligations or sufficiently mitigate EuroCCP’s liquidity risk to meet its payment obligations when due. Additionally, a default of the Facility may allow lenders to accelerate any related drawn amounts and may result in the acceleration of the Company’s other outstanding debt to which a cross-acceleration or cross-default provision applies, which may limit the Company’s liquidity, business and financing activities.

 Our long-term cash needs will depend on many factors, including an introduction of new products, enhancements of current products, the geographic mix of our business and any potential acquisitions. We believe our cash from operations and the availability under our revolving credit facility will meet any long-term needs unless a significant acquisition is identified, in which case we expect that we would be able to borrow the necessary funds to complete such an acquisition. In addition, we do not expect COVID-19 to have a material impact on our liquidity or capital resources, including cash from operations or uses of cash, or change our ability to access capital markets in the near term or the foreseeable future.

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of June 30, 2020 decreased $19.2 million from December 31, 2019, primarily due to share repurchases under the share repurchase program, purchases of available-for-sale financial investments, cash dividends paid on common stock, and acquisitions, partially offset by our results from operations. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $53.8 million as of June 30, 2020. The remaining balance was held in the United States and totaled $156.3 million as of June 30, 2020. Our cash and cash equivalents held outside of the United States as of December 31, 2019 totaled $85.8 million, and are held in various foreign subsidiaries. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include deferred compensation plan assets as well as investments with original or acquired maturities longer than three months but that mature in less than one year from the balance sheet date and are recorded at fair value. As of June 30, 2020 and December 31, 2019, financial investments consisted of U.S. Treasury securities and deferred compensation plan assets.

Cash Flow

The following table summarizes our cash flow data for the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended
	June 30,
	2020	2019

	(in millions)
Net cash provided by operating activities	$488.3	$317.6
Net cash used in investing activities	(191.6)	(23.4)
Net cash used in financing activities	(314.9)	(406.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.0)	(1.5)
Decrease in cash and cash equivalents	$(19.2)	$(113.8)

Net Cash Flows Provided by Operating Activities

During the six months ended June 30, 2020, net cash provided by operating activities was $217.3 million higher than net income. The variance is primarily attributed to the change in Section 31 fees payable of $148.5 million, the adjustment for depreciation expense of $78.5 million, the change in income taxes receivable of $56.8 million, and the change for accounts payable and accrued liabilities of $45.3 million, partially offset by the change in accounts receivable of $144.2 million for the six months ended June 30, 2020.

Net cash flows provided by operating activities were $488.3 million and $317.6 million for the six months ended June 30, 2020 and 2019, respectively. The change in net cash flows provided by operating activities was primarily due to the increase in net income and the changes in accounts receivable, accounts payable and accrued liabilities, and Section 31 fees payable balances for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities were $191.6 million and $23.4 million for the six months ended June 30, 2020 and 2019, respectively. The variance is primarily due to additional purchases of available-for-sale financial investments, net of proceeds from maturities, and acquisitions, net of cash acquired for the six months ended June 30, 2020.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities for the six months ended June 30, 2020 and 2019 were $314.9 million and $406.5 million, respectively. The variance is primarily attributed to the $300.0 million principal payment of long-term debt during the six months ended June 30, 2019, partially offset by share repurchases, which were $219.3 million and $35.0 million for the six months ended June 30, 2020 and 2019, respectively.

Financial Assets

The following summarizes our financial assets as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$210.1	$229.3
Financial investments	176.5	71.0
Less deferred compensation plan assets	(20.9)	(23.4)
Less cash collected for Section 31 Fees	(189.4)	(69.0)
Adjusted Cash (1)	$176.3	$207.9
(1)	Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments, minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
Term Loan Agreement	$225.0	$225.0
3.650% Senior Notes	650.0	650.0
Revolving Credit Agreement	—	—
Less unamortized discount and debt issuance costs	(6.4)	(7.4)
Total debt	$868.6	$867.6

As of June 30, 2020 and December 31, 2019, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of June 30, 2020, we had an additional $150.0 million available through our revolving credit facility, with the ability to borrow another $100.0 million by increasing the commitments under the facility. Together with adjusted cash, we had $326.3 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of June 30, 2020.

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

Share Repurchase Program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014, 2015 and 2016, $150 million in February 2018, $100 million in August 2018, $250 million in October 2019, and $250 million in June 2020, for a total authorization of $1.4 billion. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Under the program, for the three months ended June 30, 2020, the Company repurchased 992,159 shares of common stock at an average cost per share of $100.54, totaling $99.8 million. Since inception of the program through June 30, 2020, the Company has repurchased 15,771,049 shares of common stock at an average cost per share of $64.68, totaling $1.0 billion.

As of June 30, 2020, the Company had $329.9 million of availability remaining under its existing share repurchase authorizations.

OCC Capital Plan

The Company’s contributed capital to OCC has been recorded under investments in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. Under OCC’s current capital management policy, which was approved by the SEC on January 24, 2020, if OCC’s equity capital falls below certain defined thresholds, OCC can access additional capital through an operational loss fee charged to clearing members. None of OCC’s shareholders (including Cboe Options) has any obligation to contribute capital to OCC under the capital management policy, nor does any shareholder have the right to receive dividends from OCC under such policy. OCC did not pay its shareholders any dividend or other return on the retained portion of their capital contributions. As such, the Company reversed the $8.8 million OCC dividend declared in 2018, which was to be paid in 2019, in other expense, net in the condensed consolidated statement of income for the six months ended June 30, 2019.

Commercial Commitments and Contractual Obligations

As of June 30, 2020, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 11 (“Debt”) for a discussion of the outstanding long-term debt, and Note 22 (“Leases”) for discussion on operating leases and equipment leases.

Off Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Rate Risk

Our operations in Europe and Asia are subject to currency translation risk as revenues and expenses are denominated in foreign currencies, primarily the British pound, Singapore dollar, Hong Kong dollar, and the Euro. We also have de minimis exposure to other foreign currencies, including the Swiss Franc, Norwegian Kroner, Swedish Krona and Danish Kroner.

For the three and six months ended June 30, 2020, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
		British		British
	Euro (1)	Pound (1)	Euro (1)	Pound (1)

	(in millions, except		(in millions, except
	percentages)		percentages)
Foreign denominated % of:
Revenues	0.1%	2.8%	0.1%	3.1%
Cost of revenues	0.0%	0.7%	0.0%	0.9%
Operating expenses	0.5%	5.5%	0.4%	6.6%
Impact of 10% adverse currency fluctuation on:
Revenues	$0.1	$2.4	$0.2	$5.8
Cost of revenues	0.0	0.4	0.0	1.0
Operating expenses	0.1	0.7	0.1	1.8
(1)	An average foreign exchange rate to the U.S. dollar for the period was used.

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

Our primary exposure to this equity risk as of June 30, 2020 is presented by foreign currency in the following table:

British
Pounds (1)
(in millions)
Net equity investment in Cboe Europe Limited	$779.4
Impact on consolidated equity of a 10% adverse currency fluctuation	77.9
(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds per U.S. dollar as of June 30, 2020.

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

As a result of the acquisition of EuroCCP on July 1, 2020, the Company will be exposed to further credit risk through our clearing operations. The credit risk is predominantly in the event a clearing participant fails to meet a financial or contractual obligation. EuroCCP mitigates this risk through minimum capital requirements for clearing participants and monitoring their financial health. EuroCCP holds material amounts of clearing participant collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as market and liquidity risks.

On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations. Any such effects to date have been minimal.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of June 30, 2020 and 2019, our cash and cash equivalents and financial investments on the condensed consolidated balance sheets, were $386.6 million and $223.9 million, respectively, of which $62.2 million and $47.7 million is held outside of the United States in various foreign subsidiaries as of June 30, 2020 and 2019, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

As of June 30, 2020, we had $868.6 million in outstanding debt, of which $645.6 million relates to our 3.650% Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. The remaining amount outstanding of $223.0 million relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in interest rates relating to the amounts outstanding under the Term Loan Agreement as of June 30, 2020 would decrease annual pre-tax earnings by $2.3 million, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement, as this facility bears interest at fluctuating rates. As of June 30, 2020, there were no outstanding borrowings under our Revolving Credit Agreement. See Note 11 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.

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
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during second quarter 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Transaction Fee Pilot

In December 2018, the SEC approved a transaction fee pilot in national market system (“NMS”) stocks (the “pilot”). The pilot will subject stock exchange transaction fee pricing, including maker-taker fee-and-rebate pricing models, to new temporary pricing restrictions across two test groups, and require the exchanges to prepare data to be submitted to the SEC. The pilot includes a test group that will prohibit rebates and linked pricing, as well as a test group that will impose a cap of $0.0010 for removing or providing displayed liquidity. Once commenced, the pilot will last for up to two years with an automatic sunset at one year unless extended by the SEC. On February 15, 2019, the Company filed a Petition for Review in the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) asserting the pilot is unlawful. The pilot was published in the Federal Register on February 20, 2019 and was scheduled to become effective on April 22, 2019. On March 28, 2019, the SEC granted a partial stay of the pilot, agreeing to delay implementing its fee-and-rebate and data-publication requirements until after the D.C. Circuit decides the pending challenges. The data-gathering requirement of the pilot’s pre-pilot period remains in effect. On May 21, 2019, the SEC issued its notice to announce the effective period for the pre-pilot, which was designated as July 1, 2019 through December 31, 2019. On June 3, 2019, the Company, along with other equities exchanges, filed an opening brief with the D.C. Circuit. The SEC filed its opening brief with the D.C. Circuit on July 25, 2019, the exchanges’ reply brief was filed on August 26, 2019 and final briefs were filed on September 10, 2019. Oral arguments were held on October 11, 2019. On June 16, 2020, the D.C. Circuit granted the Petition for Review, vacated the pilot and remanded the matter back to the SEC for reconsideration. The pilot may cause the Company’s equities exchanges, BZX, BYX, EDGX, and EDGA, to require additional resources to comply with or challenge the pilot and it may have a material impact on our business, financial condition and operating results if, for example, shifts in order flow away from exchanges were to occur. The Company intends to litigate the matter vigorously.

Consolidated Data Plans

On May 6, 2020, the SEC issued a final order (the “Order”) that would require U.S. equities exchanges and FINRA to develop and file a new consolidated data plan (the “Plan”) that would replace the three current U.S. equities tape data plans and require certain governance provisions, such as changes to the voting structure. Pursuant to the Order, the Company and the other U.S. equities exchanges and FINRA are required to file the proposed Plan for public comment before the SEC takes any definitive action on such new plan. Until and if the SEC approves a new plan, the current data plans will continue to govern. On June 29, 2020, the Company filed a Petition for Review in the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) asserting the Order is unlawful. The Order may cause the Company’s equities exchanges, BZX, BYX, EDGX, and EDGA, to require additional resources to comply with or challenge the Order and it may have a material impact on our business, financial condition and operating results if, for example, there is a negative impact on the market data fees the Company’s equities exchanges are able to charge. The Company intends to litigate the matter vigorously.

Item 1A.   Risk Factors.

Other than the risk factors listed below, there have been no material updates during the period covered by this Form 10-Q to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us.

Any of these risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.

The COVID-19 pandemic and its effects could have a material adverse effect on our business, financial condition, operating results and cash flows.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Our business and operations could be materially and adversely affected by the effects of COVID-19, however, the extent to which our results could be affected by COVID-19 largely depends on future developments which are uncertain and cannot be accurately predicted. Governments, public institutions, and other organizations in countries and localities where cases of COVID-19 have been detected have taken, and may take additional, emergency measures to combat its spread, including implementation of travel bans and closures of offices, factories, schools, public buildings and businesses. These measures may interfere with the ability of our employees, vendors, technology equipment suppliers, data and disaster recovery centers, and other service providers to perform their respective responsibilities and obligations relative to the conduct of our business. In particular, between March 13, 2020 and June 14, 2020, we temporarily suspended open outcry trading in response to COVID-19. In addition to uncertain expenses we may incur due to COVID-19 as part of us providing a safe and healthy work and trading environment and in connection with our eventual return to our offices, we may also be subject to claims from employees or customers alleging failure to maintain safe premises and restrictions with respect to protocols relating to COVID-19. Further, changes in trading behavior, impacts to trading behavior due to the temporary suspension of open outcry trading, market disruptions, additional temporary suspensions of open outcry trading, temporary regulatory measures and other future developments caused by the effects of COVID-19, including a re-occurrence of cases, could impact trading volumes and the demand for our products, market data and services, which could have a material adverse effect on our business, financial condition, operating results and cash flows and could heighten many of the other risks described in the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019.

Our clearinghouse operations expose us to associated risks, including credit, liquidity, market and other risks related to the defaults of clearing participants and other counterparties.

On July 1, 2020, we completed our acquisition of EuroCCP, a European central counterparty that provides post-trade services, including clearing, to stock exchanges, multilateral trading facilities and for over-the-counter equities trades. EuroCCP acts as a central counterparty that, for its clearing participants, becomes the buyer to every seller and the seller to every buyer. As a result, it guarantees the timely performance of the obligations of buyers and sellers and takes on the risk of the performance of the transactions that it clears. Additionally, as a critical Financial Market Infrastructure, EuroCCP is subject to strict business continuity requirements and regulatory oversight. Thus, we are subject to risks related to operating our clearinghouse, including the risks of default by clearing participants and counterparties, due to bankruptcy, lack of liquidity, operational failure or other reasons, and the risks associated with the adequacy of participants’ margin and default funds. These risks could subject our business to substantial losses, reputational harm, regulatory consequences, including litigation, fines and enforcement actions, and the inability to operate our business, including the continued development of the European derivatives buildout.

To mitigate the credit risks related to defaults of clearing participants and other counterparties, including the market risk that we would only be able to close out a defaulting participant’s positions at a loss, there are minimum participation criteria to become a clearing participant and clearing participants are required to provide collateral to cover the margin requirement and default fund contributions. No guarantee can be given that the collateral provided will at all times be sufficient or provide absolute assurance against us experiencing financial losses from defaults by the participants or counterparties on their obligations. In addition, although such collateral is preferably held in European central banks and central securities depositories, there are occasions where commercial banks are used, which can expose us to risk of default by those banks. In addition, EuroCCP entered into a Euro 1.5 billion committed syndicated multicurrency revolving and swingline credit facility that is available to be drawn by EuroCCP towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through EuroCCP’s clearing system and (b) financing any other liability or liquidity requirement of EuroCCP incurred in the operation of its clearing system, however we can give no assurance that this facility will be sufficient to meet all of such obligations or sufficiently mitigate EuroCCP’s liquidity risk to meet its payment obligations when due. Substantial amounts of the collateral, and any amounts drawn under this facility, may be at risk if a clearing participant defaults on its obligations to our clearinghouse and its margin and default fund deposits are insufficient to meet its obligations. We cannot assure you that the mitigating measures, policies, safeguards and risk management procedures will be sufficient to detect problems or to protect us from a default or that we will not be materially and adversely affected in the event of a significant default.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014, 2015 and 2016, $150 million in February 2018, and $100 million in August 2018, $250 million in October 2019, and $250 million in June 2020 for a total authorization of $1.4 billion. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

The table below shows the purchases of equity securities by the Company which settled during the three months ended June 30, 2020, reflecting the purchase of common stock under the Company's share repurchase program:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that May
			as Part of Publicly	Yet Be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or Programs
Period	Shares Purchased	Paid per Share	or Programs	(in millions)
April 1 to April 30, 2020	—	$—	—	$179.7
May 1 to May 31, 2020	446,024	99.32	446,024	135.4
June 1 to June 30, 2020	546,135	101.54	546,135	329.9
Total	992,159	$100.54	992,159

Purchase of common stock from employees

The table below reflects the acquisition of common stock by the Company in the three months ended June 30, 2020 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30, 2020	—	$—
May 1 to May 31, 2020	533	99.98
June 1 to June 30, 2020	1,504	101.85
Total	2,037

Use of Proceeds

None.

Item 3.       Defaults upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

Exhibit No.	Description
10.1

Amendment No. 1 to Term Loan Credit Agreement, dated as of May 29, 2020, by and among Cboe Global Markets, Inc., Bank of America, N.A., as administrative agent, and the lender parties thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on June 3, 2020.

10.2

Amendment No. 1 to Credit Agreement, dated as of May 29, 2020, by and among CBOE Holdings, Inc., Bank of America, N.A., as Administrative Agent and as Swing Line Lender, the lender parties thereto, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on June 3, 2020.

10.3

Facility Agreement, dated July 1, 2020, by and among European Central Counterparty N.V. as borrower, Cboe Global Markets, Inc. as guarantor, Bank of America Merrill Lynch International Designated Activity Company, as co-ordinator, facility agent, lender, sole lead arranger and sole bookrunner, Citibank N.A., as security agent, and certain lenders named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on July 1, 2020.

10.4

Amendment No. 16 to the Restated License Agreement, dated November 1, 1994, by and between Standard & Poor’s Financial Services LLC (as successor-in-interest to Standard & Poor’s, a division of McGraw-Hill, Inc.) and Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), made as of April 1, 2020 (filed herewith).

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
Date: July 31, 2020

By:	/s/ Brian N. Schell
Brian N. Schell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: July 31, 2020