Form 10-Q
period 2020-09-30
Cboe Global Markets, Inc.
filed 2020-10-30
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	October 23, 2020
Common Stock, par value $0.01 per share	108,041,921 shares

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

●	“Cboe,” “we,” “us,” “our” or “the Company” refers to Cboe Global Markets, Inc. and its subsidiaries.
●	“ADV” means average daily volume.
●	“ADNV” means average daily notional value.
●	“AFM” refers to the Netherlands Authority for the Financial Markets.
●	“Bats Global Markets” and “Bats” refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
●	“BYX” refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“C2” refers to Cboe C2 Exchange, Inc. a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Chi-X Europe” refers to Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Europe Equities” refers to the combined businesses of Cboe Europe and Cboe NL.
●	“Cboe Europe” refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the U.K. operator of our Multilateral Trading Facility (“MTF”), our Regulated Market (“RM”), and our Approved Publication Arrangement (“APA”) under its Recognized Investment Exchange (“RIE”) status.
●	“Cboe FX” refers to Cboe FX Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe NL” refers to Cboe Europe BV, a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
●	“Cboe Options” refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe SEF” refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Trading” refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United States.
●	“CFE” refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFTC” refers to the U.S. Commodity Futures Trading Commission.
●	“EDGA” refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“EDGX” refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“ESMA” refers to the European Securities and Markets Authority.
●	“EuroCCP” refers to European Central Counterparty N.V., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Exchanges” refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.
●	“FASB” refers to the Financial Accounting Standards Board.
●	“FCA” refers to the U.K. Financial Conduct Authority.
●	“FINRA” refers to the Financial Industry Regulatory Authority.
●	“GAAP” refers to Generally Accepted Accounting Principles in the United States.
●	“MATCHNow” refers to TriAct Canada Marketplace LP, a wholly-owned subsidiary of Cboe Global Markets, Inc., the operator of our Canadian Alternative Trading System (“ATS”) called MATCHNow.
●	“Merger” refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
●	“OCC” refers to The Options Clearing Corporation.
●	“OPRA” refers to Options Price Reporting Authority, LLC.
●	“SEC” refers to the U.S. Securities and Exchange Commission.
●	“SPX” refers to our S&P 500 Index exchange-traded options products.
●	“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
●	“VIX” refers to our Cboe Volatility Index exchange traded options and futures products.

TRADEMARK AND OTHER INFORMATION

Cboe®, Cboe Global Markets®, Bats®, BYX®, BZX®, Cboe Options Institute®, Cboe Vest®, Cboe Volatility Index®, CFE®, EDGA®, EDGX®, EuroCCP®, Hybrid®, LiveVol®, MATCHNow®, Silexx® and VIX® are registered trademarks, and Cboe Futures ExchangeSM, C2SM, f(t)optionsSM, HanweckSM, and Trade AlertSM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.

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

Some factors that could cause actual results to differ include:

●	the impact of the novel coronavirus (“COVID-19”) pandemic, including changes to trading behavior broadly in the market;
●	the loss of our right to exclusively list and trade certain index options and futures products;
●	economic, political and market conditions;
●	compliance with legal and regulatory obligations;
●	price competition and consolidation in our industry;
●	decreases in trading or clearing volumes, market data fees or a shift in the mix of products traded on our exchanges;
●	legislative or regulatory changes;
●	our ability to protect our systems and communication networks from security risks, cybersecurity risks, insider threats and unauthorized disclosure of confidential information;
●	increasing competition by foreign and domestic entities;
●	our dependence on and exposure to risk from third parties;
●	fluctuations to currency exchange rates;
●	our index providers' ability to maintain the quality and integrity of their indices and to perform under our agreements;
●	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
●	our ability to attract and retain skilled management and other personnel;
●	our ability to minimize the risks, including our credit and default risks, associated with operating a European clearinghouse;
●	our ability to accommodate trading and clearing volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;
●	misconduct by those who use our markets or our products or for whom we clear transactions;
●	challenges to our use of open source software code;
●	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;
●	damage to our reputation;
●	the ability of our compliance and risk management methods to effectively monitor and manage our risks;
●	our ability to manage our growth and strategic acquisitions or alliances effectively;
●	restrictions imposed by our debt obligations and our ability to make payments on or refinance our debt obligations;
●	our ability to maintain an investment grade credit rating;

●	impairment of our goodwill, long-lived assets, investments or intangible assets; and
●	the accuracy of our estimates and expectations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except par value data and share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$212.7	$229.3
Financial investments	22.8	71.0
Accounts receivable, net of $0.8 allowance for credit losses at September 30, 2020 and $0.7 at December 31, 2019	283.3	234.7
Margin deposits and clearing funds	771.9	—
Income taxes receivable	58.3	56.8
Other current assets	33.3	15.8
Total current assets	1,382.3	607.6

Investments	53.2	61.2
Property and equipment, net	82.6	47.0
Property held for sale	13.0	21.1
Operating lease right of use assets	116.1	53.4
Goodwill	2,781.5	2,682.1
Intangible assets, net	1,580.4	1,589.9
Other assets, net	67.7	51.6
Total assets	$6,076.8	$5,113.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$211.6	$171.9
Section 31 fees payable	39.7	99.0
Deferred revenue	13.7	4.5
Margin deposits and clearing funds	771.9	—
Income taxes payable	3.2	4.0
Current portion of long-term debt	70.0	—
Current portion of contingent consideration liabilities	18.2	2.2
Total current liabilities	1,128.3	281.6

Long-term debt	869.1	867.6
Unrecognized tax benefits	157.3	135.9
Deferred income taxes	396.8	399.7
Non-current operating lease liabilities	135.6	46.7
Contingent consideration liabilities	19.7	—
Other non-current liabilities	25.5	26.8
Total liabilities	2,732.3	1,758.3
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 125,996,924 and 108,311,921 shares issued and outstanding, respectively at September 30, 2020 and 125,701,889 and 110,656,892 shares issued and outstanding, respectively at December 31, 2019	1.2	1.2
Common stock in treasury, at cost, 17,685,003 shares at September 30, 2020 and 15,044,997 shares at December 31, 2019	(1,162.4)	(887.1)
Additional paid-in capital	2,708.9	2,691.3
Retained earnings	1,767.8	1,512.6
Accumulated other comprehensive income, net	29.0	37.6
Total stockholders’ equity	3,344.5	3,355.6
Total liabilities and stockholders’ equity	$6,076.8	$5,113.9

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Transaction and clearing fees	$545.5	$465.8	$1,825.3	$1,322.0
Access and capacity fees	60.6	55.7	174.0	164.6
Market data fees	59.5	56.3	174.4	159.7
Regulatory fees	113.8	88.1	379.3	226.5
Other revenue	13.3	9.5	29.9	24.7
Total revenues	792.7	675.4	2,582.9	1,897.5
Cost of revenues:
Liquidity payments	359.4	269.7	1,167.4	749.2
Routing and clearing	14.9	9.3	48.6	27.7
Section 31 fees	105.4	79.4	351.8	197.9
Royalty fees	17.6	22.9	64.4	65.8
Other	3.4	0.1	3.5	0.3
Total cost of revenues	500.7	381.4	1,635.7	1,040.9
Revenues less cost of revenues	292.0	294.0	947.2	856.6
Operating expenses:
Compensation and benefits	59.2	49.7	167.4	150.0
Depreciation and amortization	39.5	42.9	118.0	133.8
Technology support services	15.1	10.6	39.5	34.3
Professional fees and outside services	15.8	17.5	43.0	52.9
Travel and promotional expenses	1.2	2.7	4.2	8.3
Facilities costs	4.5	2.7	12.7	7.8
Acquisition-related costs	6.2	16.7	16.4	39.8
Other expenses	11.2	3.8	18.6	11.7
Total operating expenses	152.7	146.6	419.8	438.6
Operating income	139.3	147.4	527.4	418.0
Non-operating (expenses) income:
Interest expense, net	(9.5)	(8.2)	(24.1)	(28.1)
Other income (expense), net	33.6	1.7	34.2	(2.7)
Income before income tax provision	163.4	140.9	537.5	387.2
Income tax provision	53.5	35.0	156.6	102.7
Net income	109.9	105.9	380.9	284.5
Net loss attributable to redeemable noncontrolling interest	—	0.1	—	4.1
Net income excluding redeemable noncontrolling interest	109.9	106.0	380.9	288.6
Change in redemption value of redeemable noncontrolling interest	—	(0.1)	—	(0.5)
Net income allocated to participating securities	(0.3)	(0.4)	(1.0)	(1.5)
Net income allocated to common stockholders	$109.6	$105.5	$379.9	$286.6
Basic earnings per share	$1.01	$0.95	$3.47	$2.57
Diluted earnings per share	$1.01	$0.94	$3.46	$2.56

Basic weighted average shares outstanding	108.7	111.6	109.5	111.6
Diluted weighted average shares outstanding	108.8	111.9	109.8	112.0

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$109.9	$105.9	$380.9	$284.5
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	31.6	(17.2)	(9.4)	(20.6)
Unrealized holding losses on financial investments	—	—	(0.3)	—
Post-retirement benefit obligations	—	—	1.1	—
Comprehensive income	141.5	88.7	372.3	263.9
Comprehensive loss attributable to redeemable noncontrolling interest	—	0.1	—	4.1
Comprehensive income excluding redeemable noncontrolling interest	141.5	88.8	372.3	268.0
Change in redemption value of redeemable noncontrolling interest	—	(0.1)	—	(0.5)
Comprehensive income allocated to participating securities	(0.3)	(0.4)	(1.0)	(1.5)
Comprehensive income allocated to common stockholders, net of income tax	$141.2	$88.3	$371.3	$266.0

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine months ended September 30, 2020 and September 30, 2019

(unaudited)

(in millions, except per share amount)

						Accumulated
				Additional		other	Total	Redeemable
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’	Noncontrolling
	Stock	Stock	Stock	capital	earnings	income (loss), net	equity	Interest
Balance at December 31, 2019	$—	$1.2	$(887.1)	$2,691.3	$1,512.6	$37.6	$3,355.6	$—
Transition adjustment for adoption of Current Expected Credit Losses standard at January 1, 2020	—	—	—	—	(0.4)	—	(0.4)	—
Cash dividends on common stock of $0.36 per share	—	—	—	—	(40.0)	—	(40.0)	—
Stock-based compensation	—	—	—	8.3	—	—	8.3	—
Repurchases of common stock from employee stock plans	—	—	(13.9)	—	—	—	(13.9)	—
Purchase of common stock	—	—	(119.5)	—	—	—	(119.5)	—
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1	—
Net income	—	—	—	—	157.4	—	157.4	—
Other comprehensive loss	—	—	—	—	—	(37.5)	(37.5)	—
Balance at March 31, 2020	$—	$1.2	$(1,020.5)	$2,699.7	$1,629.6	$0.1	$3,310.1	$—
Cash dividends on common stock of $0.36 per share	—	—	—	—	(39.5)	—	(39.5)	—
Stock-based compensation	—	—	—	4.6	—	—	4.6	—
Exercise of common stock options	—	—	—	0.2	—	—	0.2	—
Repurchases of common stock from employee stock plans	—	—	(0.2)	—	—	—	(0.2)	—
Purchase of common stock	—	—	(99.8)	—	—	—	(99.8)	—
Net income	—	—	—	—	113.6	—	113.6	—
Other comprehensive loss	—	—	—	—	—	(2.7)	(2.7)	—
Balance at June 30, 2020	$—	$1.2	$(1,120.5)	$2,704.5	$1,703.7	$(2.6)	$3,286.3	$—
Cash dividends on common stock of $0.42 per share	—	—	—	—	(45.8)	—	(45.8)	—
Stock-based compensation	—	—	—	4.4	—	—	4.4	—
Repurchases of common stock from employee stock plans	—	—	(0.1)	—	—	—	(0.1)	—
Purchase of common stock	—	—	(41.8)	—	—	—	(41.8)	—
Net income	—	—	—	—	109.9	—	109.9	—
Other comprehensive income	—	—	—	—	—	31.6	31.6	—
Balance at September 30, 2020	$—	$1.2	$(1,162.4)	$2,708.9	$1,767.8	$29.0	$3,344.5	$—

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

(unaudited)

(in millions, except per share amount)

						Accumulated
				Additional		other	Total	Redeemable
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’	Noncontrolling
	Stock	Stock	Stock	capital	earnings	income (loss), net	equity	Interest
Balance at December 31, 2018	$—	$1.2	$(720.1)	$2,660.2	$1,288.2	$11.5	$3,241.0	$9.4
Cash dividends on common stock of $0.31 per share	—	—	—	—	(34.8)	—	(34.8)	—
Stock-based compensation	—	—	—	5.4	—	—	5.4	—
Exercise of common stock options	—	—	—	8.1	—	—	8.1	—
Repurchases of common stock from employee stock plans	—	—	(10.0)	—	—	—	(10.0)	—
Purchase of common stock	—	—	(35.0)	—	—	—	(35.0)	—
Shares issued under employee stock purchase plan	—	—	0.8	—	—	—	0.8	—
Net income excluding noncontrolling interest	—	—	—	—	95.4	—	95.4	—
Other comprehensive income	—	—	—	—	—	14.7	14.7	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(0.2)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(0.2)	—	(0.2)	0.2
Balance at March 31, 2019	$—	$1.2	$(764.3)	$2,673.7	$1,348.6	$26.2	$3,285.4	$9.4
Cash dividends on common stock of $0.31 per share	—	—	—	—	(34.8)	—	(34.8)	—
Stock-based compensation	—	—	—	6.3	—	—	6.3	—
Exercise of common stock options	—	—	—	0.4	—	—	0.4	—
Repurchases of common stock from employee stock plans	—	—	(0.4)	—	—	—	(0.4)	—
Shares issued under employee stock purchase plan	—	—	0.1	—	—	—	0.1	—
Net income excluding noncontrolling interest	—	—	—	—	88.3	—	88.3	—
Other comprehensive loss	—	—	—	—	—	(18.1)	(18.1)	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(3.8)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(0.2)	—	(0.2)	0.2
Balance at June 30, 2019	$—	$1.2	$(764.6)	$2,680.4	$1,401.9	$8.1	$3,327.0	$5.8
Cash dividends on common stock of $0.36 per share	—	—	—	—	(40.4)	—	(40.4)	—
Stock-based compensation	—	—	—	5.3	—	—	5.3	—
Exercise of common stock options	—	—	—	0.8	—	—	0.8	—
Repurchases of common stock from employee stock plans	—	—	(0.3)	—	—	—	(0.3)	—
Purchase of common stock	—	—	(52.4)	—	—	—	(52.4)	—
Shares issued under employee stock purchase plan	—	—	—	—	—	—	—	—
Net income excluding noncontrolling interest	—	—	—	—	106.0	—	106.0	—
Other comprehensive loss	—	—	—	—	—	(17.2)	(17.2)	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(0.1)
Redemption value adjustment of redeemable noncontrolling interest	—	—	—	—	(0.1)	—	(0.1)	0.1
Deconsolidation of former subsidiary with noncontrolling interest	—	—	—	—	—	—	—	(5.8)
Balance at September 30, 2019	$—	$1.2	$(817.3)	$2,686.5	$1,467.4	$(9.1)	$3,328.7	$—

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$380.9	$284.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118.0	133.8
Amortization of debt issuance cost and debt discount	1.5	1.7
Change in fair value of contingent consideration	—	2.4
Realized gain on available-for-sale securities	(0.4)	(1.2)
Provision for accounts receivable credit losses	0.1	0.8
Provision for deferred income taxes	(8.8)	(18.4)
Provision for notes receivable credit losses	6.7	—
Stock-based compensation expense	17.3	17.0
Impairment of property held for sale	8.1	6.1
Loss related to deconsolidation of former subsidiary	—	2.0
Impairment of goodwill	—	10.5
Equity in investments	(0.9)	(1.7)
Impairment of investment	4.1	—
Bargain purchase gain	(32.6)	—
Changes in assets and liabilities:
Accounts receivable	(43.3)	49.8
Restricted cash and cash equivalents (margin deposits and clearing funds)	771.9	—
Income taxes receivable	0.2	5.4
Other current assets	(5.9)	(14.8)
Other assets	(17.2)	—
Accounts payable and accrued liabilities	21.4	(39.4)
Section 31 fees payable	(59.4)	(55.7)
Deferred revenue	7.9	(0.3)
Income taxes payable	(1.5)	(3.1)
Unrecognized tax benefits	21.4	20.0
Other liabilities	(0.1)	(4.3)
Net cash provided by operating activities	1,189.4	395.1
Cash flows from investing activities:
Acquisitions, net of cash acquired	(103.3)	—
Purchases of available-for-sale financial investments	(154.9)	(61.8)
Proceeds from maturities of available-for-sale financial investments	202.5	98.0
Return of capital from investments	—	22.0
Contributions to investments	(11.7)	—
Purchases of property and equipment	(37.2)	(26.9)
Net cash (used in) provided by investing activities	(104.6)	31.3
Cash flows from financing activities:
Principal payments of long-term debt	—	(350.0)
Proceeds from credit facility	70.0	—
Cash dividends on common stock	(125.3)	(110.0)
Repurchases of common stock from employee stock plans	(14.2)	(10.7)
Exercise of common stock options	0.2	9.1
Payment of contingent consideration from acquisition	(2.2)	—
Purchase of common stock	(261.1)	(87.4)
Net cash used in financing activities	(332.6)	(549.0)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	3.1	(2.5)
Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	755.3	(125.1)
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	229.3	275.1
End of period	$984.6	$150.0
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	212.7	150.0
Restricted cash and cash equivalents (margin deposits and clearing funds)	771.9	—
Total	$984.6	$150.0
Supplemental disclosure of cash transactions:
Cash paid for income taxes	$145.4	$98.9
Cash paid for interest	27.3	31.0
Supplemental disclosure of noncash investing activities:
Note receivable issued in connection with deconsolidation of former subsidiary	$—	$3.7
Investment recognized in connection with deconsolidation of former subsidiary	—	2.9
Net assets of former subsidiary deconsolidated	—	14.5
Accounts receivable acquired	6.4	—
Income taxes receivable acquired	1.6	—
Other current assets acquired	4.8	—
Goodwill acquired	105.9	—
Intangible assets acquired	91.3	—
Property and equipment, net acquired	3.5	—
Accounts payable and accrued expenses assumed	(14.7)	—
Income taxes payable assumed	(0.9)	—
Deferred revenue acquired	(1.3)	—
Contingent consideration related to acquisitions	(37.9)	—
Deferred income taxes acquired	(7.3)	—

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Cboe Global Markets, Inc. provides cutting-edge trading and investment solutions to investors around the world. The Company is committed to defining markets through product innovation, leading edge technology, and seamless trading solutions.

Cboe offers trading across a diverse range of products in multiple asset classes and geographies, including options, futures, U.S., Canadian and European equities, exchange-traded products (“ETPs”), global foreign exchange (“FX”) and volatility products based on the VIX Index, recognized as the world’s premier gauge of U.S. equity market volatility.

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest stock exchanges by value traded in Europe, and owns EuroCCP, a leading pan-European equities clearinghouse. Cboe also is a leading market globally for ETP listings and trading.

The Company is headquartered in Chicago with offices in Kansas City, New York, London, San Francisco, Sarasota Springs, Toronto, Belfast, Amsterdam, Singapore, Hong Kong, and Ecuador.

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

Segment information

The Company has five business segments: Options, North American Equities (formerly U.S. Equities), Futures, European Equities, and Global FX, which is reflective of how the Company’s chief operating decision-maker reviews and operates the business. See Note 15 (“Segment Reporting”) for more information.

Significant Accounting Policies

With the exception of the change in the accounting for expected credit losses as a result of the adoption of Accounting Standards Update (“ASU”) 2016-13 (as discussed below in “Recent Accounting Pronouncements Adopted”) and the new accounting policies for margin deposits and clearing funds as a result of the acquisition of EuroCCP, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that are of significance, or potential significance, to the Company.

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

Margin Deposits and Clearing Funds

Margin deposits and clearing funds in the form of cash contributions by EuroCCP’s clearing participants where title has transferred to EuroCCP are included as current assets with equal and offsetting current liabilities in the condensed consolidated balance sheet. These margin deposits and clearing funds are deposited with De Nederlandsche Bank (“DNB”), can only be used for specified EuroCCP operations, and fluctuate over time due to changes in deposit requirements. Certain non-cash margin deposits and clearing fund deposits, as well as interoperability fund deposits, are not reflected in the accompanying condensed consolidated balance sheet, as EuroCCP does not take legal ownership of these balances. Cash held as margin deposits and clearing fund deposits may be invested at an approved bank in accordance with EuroCCP’s investment policy, and any interest or gain received, or loss incurred on invested funds is recorded in other revenue in the condensed consolidated statements of income.

Recent Accounting Pronouncements - Adopted

In June 2016, the FASB issued ASU 2016-13, Credit Losses. This update replaces the incurred loss impairment methodology in GAAP with a methodology that requires management to estimate an expected lifetime credit loss on financial assets. This includes accounts receivable and notes receivable, which is included in other assets, net on the condensed consolidated balance sheets. The update also amends the impairment model for available-for-sale debt securities. The forward-looking expected lifetime credit loss model generally will result in the earlier recognition of credit losses. For public entities, the update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this ASU on January 1, 2020 using the modified retrospective approach and did not restate comparative periods. Upon the adoption of the standard, the Company recognized an immaterial cumulative-effect adjustment to retained earnings for the estimate of current expected credit loss on financial instruments within the scope of the standard, including accounts receivable, net. Accounts receivable related to clearing operations are fully collateralized, which minimizes credit loss exposure. Based on the Company’s high turnover and collectability of accounts receivable, as well as the monthly billing process for the majority of revenue, there was not a significant variance in the recognized loss between the incurred loss impairment methodology under the prior standard and the expected lifetime credit loss model under this ASU. The financial instruments other than accounts receivable, net that are within the scope of the standard were not materially impacted by the standard. The impact to the condensed consolidated balance sheet was immaterial in nature and there was no impact to the condensed consolidated statements of income and cash flows.

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

Recent Accounting Pronouncements - Issued, not yet Adopted

There are no applicable material accounting pronouncements that have been issued but are not yet adopted as of September 30, 2020.

2.   REVENUE RECOGNITION

The Company’s main types of revenue contracts are:

●	Transaction and clearing fees - Transaction fees represent fees charged by the Company for meeting the point-in-time performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees are recognized across all segments. Clearing fees, which include settlement fees, are charged by the Company for transactions cleared and settled by EuroCCP. Clearing fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Clearing fees are recognized in the European Equities segment. Transaction and clearing fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules.
●	Access and capacity fees - Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. Facilities, systems services and other fees are generally monthly fee-based. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligations are met. All access and capacity fees associated with the trading floor are recognized over time in the Options segment, as the performance obligations are met.
●	Market data fees - Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the U.S. Exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data to meet its performance obligation. U.S. tape plan market data is recognized in the North American Equities and Options segments. Proprietary market data fees are recognized across all segments.
●	Regulatory fees - There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC for meeting the point-in-time performance obligation of executing a trade on its markets. The fees charged to customers are based on the fee set by the SEC per notional value of U.S. Equities exchange transactions and per round turn of Options transactions executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the North American Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principal in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) which supports the Company’s regulatory oversight function in the Options segment, along with other miscellaneous regulatory fees, and neither can be used for non-regulatory purposes. The ORF and miscellaneous fees are recognized when the performance obligation is fulfilled.
●	Other revenue - Other revenue primarily includes revenue from various licensing agreements, net interest income from clearing operations, all fees related to the trade reporting facility operated in the European Equities segment, and revenue associated with advertisements through the Company’s websites.

All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers, with the exception of net interest income from clearing operations. The following table depicts the disaggregation of revenue according to product line and segment (in millions):

		North				Corporate
		American		European	Global	Items and
	Options	Equities	Futures	Equities	FX	Eliminations	Total
Three Months Ended September 30, 2020
Transaction and clearing fees	$241.4	$253.0	$16.8	$23.4	$10.9	$—	$545.5
Access and capacity fees	27.5	21.2	4.4	5.4	2.1	—	60.6
Market data fees	19.8	34.3	1.7	3.5	0.2	—	59.5
Regulatory fees	19.7	94.1	—	—	—	—	113.8
Other revenue	4.4	1.0	1.1	6.8	—	—	13.3
	$312.8	$403.6	$24.0	$39.1	$13.2	$—	$792.7
Timing of revenue recognition
Services transferred at a point in time	$265.5	$348.1	$17.9	$30.2	$10.9	$—	$672.6
Services transferred over time	47.3	55.5	6.1	8.9	2.3	—	120.1
	$312.8	$403.6	$24.0	$39.1	$13.2	$—	$792.7

Three Months Ended September 30, 2019
Transaction and clearing fees	$207.1	$199.4	$31.2	$16.9	$11.2	$—	$465.8
Access and capacity fees	26.0	20.1	4.0	3.9	1.7	—	55.7
Market data fees	13.8	37.7	1.6	3.0	0.2	—	56.3
Regulatory fees	15.9	72.2	—	—	—	—	88.1
Other revenue	3.3	1.3	2.8	2.1	—	—	9.5
	$266.1	$330.7	$39.6	$25.9	$13.1	$—	$675.4
Timing of revenue recognition
Services transferred at a point in time	$226.3	$272.9	$34.0	$19.0	$11.2	$—	$563.4
Services transferred over time	39.8	57.8	5.6	6.9	1.9	—	112.0
	$266.1	$330.7	$39.6	$25.9	$13.1	$—	$675.4

		North				Corporate
		American		European	Global	Items and
	Options	Equities	Futures	Equities	FX	Eliminations	Total
Nine Months Ended September 30, 2020
Transaction and clearing fees	$776.4	$882.1	$68.5	$60.9	$37.4	$—	$1,825.3
Access and capacity fees	78.6	62.1	12.5	15.0	5.8	—	174.0
Market data fees	54.8	104.1	5.0	9.9	0.6	—	174.4
Regulatory fees	63.0	316.3	—	—	—	—	379.3
Other revenue	14.1	3.2	1.1	11.5	—	—	29.9
	$986.9	$1,367.8	$87.1	$97.3	$43.8	$—	$2,582.9
Timing of revenue recognition
Services transferred at a point in time	$853.5	$1,201.6	$69.6	$72.4	$37.4	$—	$2,234.5
Services transferred over time	133.4	166.2	17.5	24.9	6.4	—	348.4
	$986.9	$1,367.8	$87.1	$97.3	$43.8	$—	$2,582.9

Nine Months Ended September 30, 2019
Transaction and clearing fees	$565.7	$580.3	$84.1	$57.5	$34.4	$—	$1,322.0
Access and capacity fees	77.6	58.7	11.5	11.8	5.0	—	164.6
Market data fees	41.5	103.4	4.9	9.4	0.5	—	159.7
Regulatory fees	47.1	178.9	0.5	—	—	—	226.5
Other revenue	11.3	3.9	2.9	6.2	0.2	0.2	24.7
	$743.2	$925.2	$103.9	$84.9	$40.1	$0.2	$1,897.5
Timing of revenue recognition
Services transferred at a point in time	$624.1	$763.1	$87.5	$63.7	$34.6	$0.2	$1,573.2
Services transferred over time	119.1	162.1	16.4	21.2	5.5	—	324.3
	$743.2	$925.2	$103.9	$84.9	$40.1	$0.2	$1,897.5

Contract liabilities as of September 30, 2020 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at January 1, 2020	Cash Additions	Revenue Recognized	Balance at September 30, 2020
Liquidity provider sliding scale (1)	$—	$9.6	$(7.2)	$2.4
Other, net	4.5	31.1	(24.3)	11.3
Total deferred revenue	$4.5	$40.7	$(31.5)	$13.7
(1)	Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

3.   ACQUISITIONS

On February 3, 2020, the Company purchased Hanweck Associates, LLC (“Hanweck”) and the assets of FT Providers, LLC (“FT Options”). Hanweck and FT Options are both providers of risk analytics market data and included in the Company’s Options segment. On June 1, 2020, the Company purchased the assets of Trade Alert, LLC (“Trade Alert”), a real-time alerts and order flow analysis service provider included in the Company’s Options segment. On August 4, 2020, the Company completed the acquisition of MATCHNow, one of the largest equities ATSs in Canada, which is included in the Company’s North American Equities segment. Of these acquisitions’ aggregate purchase price, $105.9 million was allocated to goodwill, $59.0 million was allocated to intangible assets, and $2.2 million was allocated to working capital. In connection with these acquisitions, approximately $37.9 million in contingent consideration (in the aggregate) related to future financial performance of the acquired business or developmental milestones has been recorded in the Company’s condensed consolidated financial statements. These amounts represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. See below for further discussion of intangible assets acquired.

On July 1, 2020, the Company completed the acquisition of the remaining 80% interest in EuroCCP, a pan-European equities clearinghouse, which is included in the Company’s European Equities segment. Of the acquisition’s purchase price of the remaining consideration, $32.3 million was allocated to intangible assets and $56.0 million was allocated to working capital upon consolidation. Prior to signing the agreement to acquire the remaining 80% of EuroCCP, the Company agreed on the purchase price with the other shareholders, as they were looking to liquidate their investments in EuroCCP. That agreement gave way to a $32.6 million bargain purchase gain, which is included in other non-operating income, net in the condensed consolidated statement of income. These amounts represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. In connection with the acquisition, EuroCCP put in place a committed revolving credit facility of up to €1.5 billion, see Note 11 (“Debt”) for more information. See below for further discussion of intangible assets acquired.

The following table presents the details of intangible assets at the dates of acquisition. All acquired intangible assets with finite lives are amortized using the straight-line method.

	Hanweck	Useful Life (Years)	FT Options	Useful Life (Years)	Trade Alert	Useful Life (Years)	EuroCCP	Useful Life (Years)	MATCHNow	Useful Life (Years)
Trading registrations and licenses	$—		$—		$—		$28.1	Indefinite	$18.4	Indefinite
Customer relationships	4.9	13	2.2	13	0.7	13	—		17.4	15
Technology	2.1	4	0.9	4	0.3	4	3.6	6	0.7	7
Trademarks and tradenames	7.0	10	3.2	10	1.0	10	0.6	10	0.2	2
Total identifiable intangible assets	$14.0		$6.3		$2.0		$32.3		$36.7

Acquisition-related costs relate to acquisitions and other strategic opportunities, including the Merger. The Company expensed $6.2 million of acquisition-related costs during the three months ended September 30, 2020, which included $6.2 million of professional fees and other expenses. The Company expensed $16.7 million of acquisition-related costs during the three months ended September 30, 2019 that included $12.7 million of compensation-related costs, $2.0 million of general and administrative expenses, $1.7 million of professional fees, and $0.3 million of termination fees related to an assigned lease agreement. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

The Company expensed $16.4 million of acquisition-related costs during the nine months ended September 30, 2020, which primarily included $8.3 million of professional fees and other expenses and $8.1 million of impairment charges related to facilities. The Company expensed $39.8 million of acquisition-related costs during the nine months ended September 30, 2019 that included $10.5 million of impairment of goodwill charges, $6.1 million of impairment charges related to facilities, $16.1 million of compensation-related costs, $2.0 million of general and administrative expenses, $3.7 million of professional fees and $1.4 million of termination fees related to an assigned lease agreement. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

4.   INVESTMENTS

As of September 30, 2020 and December 31, 2019, the Company’s investments were comprised of the following (in millions):

	September 30,	December 31,
	2020	2019
Equity method investments:
Investment in Signal Trading Systems, LLC	$12.5	$12.6
Investment in EuroCCP	—	10.3
Total equity method investments	12.5	22.9

Other equity investments:
Investment in Eris Exchange Holdings, LLC	20.0	20.8
Investment in American Financial Exchange, LLC	10.6	8.6
Investment in Cboe Vest Financial Group, Inc.	2.9	2.9
Investment in Eris Digital Holdings, LLC	0.8	—
Investment in OCC	0.3	0.3
Other equity investments	6.1	5.7
Total other equity investments	40.7	38.3

Total investments	$53.2	$61.2

Equity Method Investments

Equity method investments include investments in Signal Trading Systems, LLC, a 50% joint venture with FlexTrade System, Inc. to develop and market a multi-asset front-end order entry system, and until the third quarter of 2020, EuroCCP, a Dutch domiciled clearinghouse. EuroCCP is one of three interoperable central counterparties, or CCPs, used to clear trades conducted on Cboe Europe Limited’s and Cboe Europe NL’s markets. As of June 30, 2020, Cboe Europe Limited owned 20% of EuroCCP and was able to exercise significant influence over the entity as an equal shareholder with four other investors. The Company acquired the remaining 80% interest in EuroCCP on July 1, 2020, see Note 3 (“Acquisitions”) for more information. Subsequent to the acquisition, the Company accounts for EuroCCP as a wholly-owned subsidiary in the condensed consolidated financial statements.

Other Equity Investments

The carrying amount of other equity investments totaled $40.7 million as of September 30, 2020 and $38.3 million as of December 31, 2019, respectively, and is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the measurement alternative given the absence of readily determinable fair values for the respective investments and due to the Company’s inability to exercise significant influence over the investments based upon the respective ownership interests held. As of September 30, 2020, other equity investments primarily reflect a 20% investment in OCC and minority investments in American Financial Exchange, LLC (“AFX”), CurveGlobal, Cboe Vest Financial Group, Inc. (“Vest”), Eris Exchange Holdings, LLC, and Eris Digital Holdings, LLC.

The Company’s contributed capital to OCC has been recorded under investments in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. Under OCC’s current capital management policy, which was approved by the SEC on January 24, 2020, if OCC’s equity capital falls below certain defined thresholds, OCC can access additional capital through an operational loss fee charged to clearing members. None of OCC’s shareholders (including Cboe Options) has any obligation to contribute capital to OCC under the capital management policy, nor does any shareholder have the right to receive dividends from OCC under such policy. As such, the Company reversed the $8.8 million OCC dividend declared in 2018, which was to be paid in 2019, in other expense, net in the condensed consolidated statement of income for the nine months ended September 30, 2019.

In August 2019, the Company’s ownership in Vest was restructured, including a partial sale of its interest to a third-party. As a result of the restructuring, the Company’s ownership and voting interests decreased to less than 20% and less than 5%, respectively, and the Company deconsolidated Vest and changed the accounting methodology to be in line with the other equity investments. The deconsolidation resulted in a reduction of net assets of $14.5 million and noncontrolling interest of $5.8 million, as well as recognition of $2.9 million investment for the Company’s remaining ownership interest. Additionally, the Company recorded an interest-bearing note receivable of $3.7 million for the consideration received from the third-party, which was recorded in other assets, net in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

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

In August 2020, the Company recorded within the condensed consolidated statements of income an impairment charge of $4.1 million on its investment in AFX based on management’s assessment of the fair value of the investment.

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

	September 30, 2020
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale securities:
U.S. Treasury securities	$0.5	$—	$—	$0.5
Trading securities:
Marketable securities (1)	22.3	—	—	22.3
Total financial investments	$22.8	$—	$—	$22.8

	December 31, 2019
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale securities:
U.S. Treasury securities	$47.6	$—	$—	$47.6
Trading securities:
Marketable securities (1)	23.4	—	—	23.4
Total financial investments	$71.0	$—	$—	$71.0
(1)	The marketable securities are primarily mutual funds maintained for non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. See Note 16 (“Employee Benefit Plans”) for more information.

6.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Construction in progress	$1.8	$1.2
Furniture and equipment	219.0	164.4
Total property and equipment	220.8	165.6
Less accumulated depreciation	(138.2)	(118.6)
Property and equipment, net	$82.6	$47.0

Depreciation expense using the straight-line method was $6.9 million and $5.9 million for the three months ended September 30, 2020 and 2019, respectively, and $19.3 million and $18.2 million for the nine months ended September 30, 2020 and 2019, respectively.

As a result of the Merger, there was a reduction in employee workspace needed in Chicago, which led to the decision to market for sale the headquarters location. The Company classified the associated land, building, and certain furniture and equipment of the headquarters location as held for sale, performed an impairment assessment, and ceased depreciation effective May 1, 2019, as the Company anticipates selling the property held for sale. As of September 30, 2020, the total value of the property classified as property held for sale on the condensed consolidated balance sheet was $13.0 million. As a result of an evaluation of the headquarters location’s classification as held for sale during the second quarter of 2020, an impairment assessment was performed and an additional impairment charge of $8.1 million was recorded in acquisition-related costs within the Options segment in the accompanying condensed consolidated statements of income. The impact of ceasing depreciation of the property held for sale did not result in a material impact to the condensed consolidated financial statements.

7. CREDIT LOSSES

Current expected credit losses are estimated for accounts receivable and notes receivable. The notes receivable included within other assets, net on the condensed consolidated balance sheets primarily relate to the consolidated audit trail (“CAT”), which involves the creation of an audit trail that strives to enhance regulators’ ability to monitor trading activity in the U.S. markets through a phased implementation. While the funding of the CAT is ultimately expected to be provided by both SROs (which includes the Exchanges) and industry members, until fee filings associated with the funding model are effective with or approved by the SEC, the funding to date has solely been provided by the SROs. The funding by the SROs has been done in exchange for promissory notes, which are expected to be repaid once such industry member fees are collected. Until the fee filings associated with the funding model are effective with or approved by the SEC, the SROs may continue to incur additional significant costs. The allowance for notes receivable credit losses associated with the CAT is calculated using a probability of default methodology. Due to the potential changes in the CAT funding model, an additional $6.7 million was recorded to the allowance for notes receivable in the three months ended September 30, 2020. Accounts receivable represent amounts due from the Company’s member firms. The allowance for accounts receivable credit losses is calculated using an aging schedule. The following represents the changes in allowance for credit losses during the nine months ended September 30, 2020:

	Balance at January 1, 2020	Current period provision for expected credit losses	Write-offs charged against the allowance	Recoveries collected	Balance at September 30, 2020
Allowance for notes receivable credit losses	$23.4	$6.7	$—	$—	$30.1
Allowance for accounts receivable credit losses	1.1	—	(0.2)	(0.1)	0.8
Total allowance for credit losses	$24.5	$6.7	$(0.2)	$(0.1)	$30.9

8.   OTHER ASSETS, NET

Other assets, net consisted of the following as of September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Software development work in progress	$5.6	$2.6
Data processing software	91.1	84.3
Less accumulated depreciation and amortization	(61.6)	(57.2)
Data processing software, net	35.1	29.7
Other assets (1)	32.6	21.9
Other assets, net	$67.7	$51.6
(1)	At September 30, 2020 and December 31, 2019, the majority of the balance included long-term prepaid assets and notes receivable. See Note 7 (“Credit Losses”) for more information on the notes receivable included within other assets, net on the condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the notes receivable balance net of allowance for notes receivable credit losses was $26.4 million and $9.2 million, respectively.

Amortization expense related to data processing software was $1.7 million and $3.6 million for the three months ended September 30, 2020 and 2019, respectively, and $5.2 million and $10.5 million for the nine months ended September 30, 2020 and 2019, respectively.

9.   GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents the details of goodwill by segment (in millions):

		North American	European
	Options	Equities	Equities	Global FX	Total
Balance as of December 31, 2019	$239.4	$1,740.4	$435.1	$267.2	$2,682.1
Additions	66.4	39.5	—	—	105.9
Changes in foreign currency exchange rates	—	0.2	(6.7)	—	(6.5)
Balance as of September 30, 2020	$305.8	$1,780.1	$428.4	$267.2	$2,781.5

Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, European Equities and Global FX. No goodwill has been allocated to Futures. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.

The following table presents the details of the intangible assets (in millions):

		North American	European
	Options	Equities	Equities	Global FX	Total
Balance as of December 31, 2019	$166.6	$921.4	$363.7	$138.2	$1,589.9
Additions	22.3	36.7	32.3	—	91.3
Amortization	(11.6)	(45.7)	(17.4)	(18.8)	(93.5)
Changes in foreign currency exchange rates	—	0.2	(7.5)	—	(7.3)
Balance as of September 30, 2020	$177.3	$912.6	$371.1	$119.4	$1,580.4

For the three months ended September 30, 2020 and 2019, amortization expense was $30.9 million and $33.4 million, respectively. For the nine months ended September 30, 2020 and 2019, amortization expense was $93.5 million and $105.1 million, respectively. The estimated future amortization expense is $31.1 million for the remainder of 2020, $112.4 million for 2021, $99.5 million for 2022, $88.4 million for 2023, $67.0 million for 2024, and $56.5 million for 2025.

The following tables present the categories of intangible assets as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020				Weighted
		North			Average
		American	European		Amortization
	Options	Equities	Equities	Global FX	Period (in years)
Trading registrations and licenses	$95.5	$591.1	$207.2	$—	Indefinite
Customer relationships	46.6	240.5	165.7	140.0	17
Market data customer relationships	53.6	322.0	62.1	64.4	11
Technology	28.1	23.2	27.1	22.5	4
Trademarks and tradenames	12.9	6.2	2.5	1.2	9
Accumulated amortization	(59.4)	(270.4)	(93.5)	(108.7)
	$177.3	$912.6	$371.1	$119.4

	December 31, 2019				Weighted
		North			Average
		American	European		Amortization
	Options	Equities	Equities	Global FX	Period (in years)
Trading registrations and licenses	$95.5	$572.7	$182.2	$—	Indefinite
Customer relationships	38.8	222.9	169.7	140.0	17
Market data customer relationships	53.6	322.0	63.6	64.4	12
Technology	24.8	22.5	23.9	22.5	4
Trademarks and tradenames	1.7	6.0	1.9	1.2	6
Accumulated amortization	(47.8)	(224.7)	(77.6)	(89.9)
	$166.6	$921.4	$363.7	$138.2

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020	December 31, 2019
Compensation and benefit-related liabilities	$35.2	$35.2
Termination benefits	0.4	6.7
Royalties	16.3	18.6
Accrued liabilities	49.5	29.3
Rebates payable	81.5	48.5
Marketing fee payable	12.8	12.6
Accounts payable	15.9	21.0
Total accounts payable and accrued liabilities	$211.6	$171.9

11.  DEBT

The Company’s debt consisted of the following as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020	December 31, 2019
$300 million Term Loan Agreement due December 2021, floating rate	$223.4	$222.4
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	645.7	645.2
Revolving Credit Agreement	70.0	—
EuroCCP Credit Facility	—	—
Total debt	$939.1	$867.6

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

The Term Loan Agreement, which matures on December 15, 2021, contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default, including cross-defaults from the Company’s other indebtedness, and indemnification provisions in favor of the lenders thereunder. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At September 30, 2020, the Company was in compliance with these covenants.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the 3.650% Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the 3.650% Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At September 30, 2020, the Company was in compliance with these covenants.

Revolving Credit Agreement

On December 15, 2016, the Company, as borrower, entered into a syndicated Credit Agreement (the “Revolving Credit Agreement”) with Bank of America, as administrative agent and as swing line lender, as well as certain lenders named therein (the “Revolving Lenders”).

The Revolving Credit Agreement provides for a senior unsecured $150 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $100 million, for a total of $250 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries. As of September 30, 2020, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes. As of September 30, 2020, borrowings in the amount of $70 million were outstanding under the Revolving Credit Agreement and $80 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on December 15, 2021, unless the commitments are terminated earlier, either at the Company’s request or, if an event of default occurs, by the Revolving Lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default, including cross-defaults from the Company’s other indebtedness, and indemnification provisions in favor of the Revolving Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At September 30, 2020, the Company was in compliance with these covenants.

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

EuroCCP Credit Facility

On July 1, 2020, EuroCCP, as borrower, the Company, as guarantor, entered into a Facility Agreement (the “Facility”) with Bank of America Merrill Lynch International Designated Activity Company, as co-ordinator, facility agent, lender, sole lead arranger and sole bookrunner, Citibank N.A., as security agent, and certain other lenders named therein.

The Facility provides for a €1.5 billion committed syndicated multicurrency revolving and swingline credit facility (i) that is available to be drawn by EuroCCP (as borrower) towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through EuroCCP’s clearing system and (b) financing any other liability or liquidity requirement of EuroCCP incurred in the operation of its clearing system and (ii) under which the scheduled interest and fees on borrowings (but not the principal amount of any borrowings) are guaranteed by the Company. Subject to certain conditions, EuroCCP is able to increase the commitments under the Facility by up to €500 million, to a total of €2.0 billion.

Borrowings under the Facility are secured by cash, eligible government bonds and eligible equity assets deposited by EuroCCP into secured accounts. In addition, EuroCCP must ensure that at all times the aggregate of (a) each clearing participant’s contribution to the relevant clearing fund, (b) each clearing participant’s margin amount and (c) any cash equities purchased using the proceeds of the assets described in (a) and (b), less the amount of any such clearing participant contribution, margin amount or cash equities which have been transferred to (or secured in favor of) any provider of settlement or custody services to EuroCCP, is not less than €500 million. As of September 30, 2020, no borrowings were outstanding under the Facility. Accordingly, at September 30, 2020, €1.5 billion of borrowing capacity was available for the purposes permitted by the Facility.

Borrowings under the Facility’s revolving loans and non-U.S. dollar swingline loans bear interest at the relevant floating base rate plus a margin of 1.75 percent per annum and (subject to certain conditions) borrowings under the Facility’s U.S. dollar swingline loans bear interest as the higher of the relevant agent’s prime commercial lending rate for U.S. dollars and 0.5 percent per annum over the federal funds effective rate. A commitment fee of 0.30 percent per annum is payable on the unused and uncalled amount of the Facility during the availability period.

Subject to certain conditions stated in the Facility, EuroCCP may borrow, prepay and reborrow amounts under the Facility at any time during the term of the Facility. The Facility will terminate and all amounts owing thereunder will be due and payable on 364 days from the date of the agreement, unless the commitments are terminated earlier, either at the request of EuroCCP or, if an event of default occurs, by the Lenders (or automatically in the case of certain bankruptcy-related events).

The Facility contains customary representations, warranties and covenants for facilities of its type, including events of default of the Company and EuroCCP and indemnification provisions in favor of the Lenders. In particular, the covenants include restrictions regarding the incurrence of liens by EuroCCP and its subsidiaries, and an event of default will be triggered if EuroCCP ceases its business, subject to certain exceptions in each case. There is also a requirement for the net worth of (a) the Company to be no less than $1.75 billion on the date of each drawdown and delivery of compliance certificates and (b) EuroCCP to be the higher of €24 million and any such amount required for EuroCCP to meet minimum liquidity regulations under applicable regulation at all times. At September 30, 2020, the Company and EuroCCP were in compliance with these covenants.

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement, the 3.650% Senior Notes, and the Revolving Credit Agreement as of September 30, 2020 are as follows (in millions):

Remainder of 2020	$70.0
2021	225.0
2022	—
2023	—
2024	—
Thereafter	650.0
Principal amounts repayable	945.0
Debt issuance cost	(2.3)
Unamortized discounts on notes	(3.6)
Total debt outstanding	$939.1

Interest expense recognized on the Term Loan Agreement, the 3.650% Senior Notes, and the Revolving Credit Agreement is included in interest expense, net in the condensed consolidated statements of income. The Company is also obligated to pay commitment fees under the terms of the Facility and Revolving Credit Agreement which are also included in interest expense, net. Interest expense, net recognized in the condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Components of interest expense:
Contractual interest	$6.8	$8.3	$21.2	$28.0
Amortization of debt discount and issuance costs	2.8	0.5	3.8	1.7
Interest expense	$9.6	$8.8	$25.0	$29.7
Interest income	(0.1)	(0.6)	(0.9)	(1.6)
Interest expense, net	$9.5	$8.2	$24.1	$28.1

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET

The following represents the changes in accumulated other comprehensive income (loss), net by component (in millions):

	Foreign			Total Accumulated
	Currency	Unrealized		Other
	Translation	Investment	Post-Retirement	Comprehensive
	Adjustment	Gain (Loss)	Benefits	Income (Loss)
Balance at December 31, 2019	$38.2	$0.2	$(0.8)	$37.6
Other comprehensive (loss) income	(9.4)	(0.3)	1.1	(8.6)
Balance at September 30, 2020	$28.8	$(0.1)	$0.3	$29.0

13. CLEARING OPERATIONS

EuroCCP is a European equities central counterparty that provides post-trade services to stock exchanges, MTFs and for over-the-counter (“OTC”) equities trades. EuroCCP clears equities from eighteen European markets and from the United States, as well as Depositary Receipts, ETFs, and exchange traded currencies (“ETCs”). Through a novation process, EuroCCP becomes the buyer for every seller and the seller for every buyer, thereby protecting clearing participants from counterparty risk and allowing the settlement of trades in the event of a clearing participant default.

EuroCCP only assumes the guarantor role if it has an equal and offsetting claim against a clearing participant. During the period from July 1, 2020, the date the Company acquired EuroCCP, through September 30, 2020, there were no events of default for which a liability is required to be recognized in accordance with GAAP.

Clearing Participant Deposits

EuroCCP generally requires all clearing participants to deposit collateral to help mitigate EuroCCP’s exposure to credit risk in the event that a clearing participant fails to meet a financial or contractual obligation.

Margin Deposits

Margin deposits, which are predominately in the form of cash and cash equivalents, are deposits made by each clearing participant to EuroCCP to cover some or all of the credit risk of its failure to fulfill its obligations in the trade. EuroCCP maintains and manages all cash deposits related to margin deposits. Substantially all risks and rewards of margin deposit ownership, including net interest income, belong to EuroCCP and are recorded in other revenue on the condensed consolidated statements of income. In the event of a default, EuroCCP can access the defaulting participant’s margin deposits to cover the defaulting participant’s losses. For more information, see “Default and Liquidity Waterfalls” below.

Clearing Funds

The clearing fund mutualizes the risk of default among all clearing participants. The entire clearing fund is available to cover potential losses in the event that the margin deposits and the clearing fund deposits of a defaulting clearing participant are inadequate to fulfill that clearing participant’s outstanding financial obligations. In the event of a default, EuroCCP is generally required to liquidate the defaulting clearing participant’s open positions. To the extent that the positions remain open, EuroCCP is required to assume the defaulting clearing participant’s obligations related to the open positions. Clearing participants are required to make contributions to the clearing fund that are proportional to their risk exposure in the form of cash or non-cash contributions, which generally consist of highly liquid securities.

Interoperability Fund

EuroCCP has entered into interoperable arrangements with two other central counterparties (“CCPs”). Under these arrangements, margin is required to and from the other CCPs and is deposited in an interoperability fund. The interoperability fund consists of collateral pledged by EuroCCP to the other interoperable CCPs, to cover margin calls EuroCCP received from other interoperable CCPs. For EuroCCP, the collateral pledged by the clearing participants is maintained in an interoperability fund designated account. EuroCCP does not have any economic interest or ownership in the collateral; therefore, these balances are not included in the condensed consolidated balance sheet.

As of September 30, 2020, total clearing participant deposits were as follows:

	September 30, 2020
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions

	(in millions)
Margin deposits	$461.3	$353.8	$815.1
Clearing funds	310.6	62.4	373.0
Interoperability funds (1)	474.3	130.9	605.2
Total	$1,246.2	$547.1	$1,793.3

(1) These amounts are not reflected in the condensed consolidated balance sheet, as EuroCCP does not take legal ownership of these balances.

Default and Liquidity Waterfalls

The default waterfall is the priority order in which the capital resources are expected to be utilized in the event of a default where the defaulting clearing participant’s collateral would not be sufficient to cover the cost to liquidate its portfolio. If a default occurs and the defaulting clearing participant’s collateral, including margin deposits, clearing fund deposits, and pledged assets into the interoperability fund, are depleted, then additional capital is utilized in the following order:

●EuroCCP capital: The EuroCCP default waterfall first utilizes its own dedicated resources ahead of clearing fund contributions of non-defaulting clearing participants, up to 25% of EuroCCP capital requirements discussed in Note 17 (“Regulatory Capital”).
●Clearing fund: Second, the EuroCCP default waterfall utilizes traditional CCP risk mutualization, in the event the default is larger than the allocable EuroCCP capital amount.
●Pro Rata Contributions: Third, if the losses caused cannot be covered by the first two layers, the non-defaulting clearing participants shall on demand make additional payments to EuroCCP on a pro rata basis in proportion to the amount of their contributions to cover any such remaining losses, which is limited to an amount equal to the amount of their contribution as established under EuroCCP’s rules and regulations.

In addition to the default waterfall, the liquidity waterfall is the priority order in which the liquidity resources are expected to be utilized for EuroCCP’s ordinary course business operations and in situations when additional liquidity resources and liquidity measures may be activated in case of a potential liquidity shortfall. Liquidity, intraday or overnight, is mainly required for securities settlement. In ordinary course business circumstances, liquidity resources include the collateral directly deposited with EuroCCP, FX swap arrangements, and reverse repurchase agreements, as well as the use of the Facility.

14.  FAIR VALUE MEASUREMENT

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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$0.5	$0.5	$—	$—
Marketable securities:
Mutual funds	13.8	13.8	—	—
Money market funds	8.5	8.5	—	—
Total assets	$22.8	$22.8	$—	$—
Liabilities:
Contingent consideration liabilities	$37.9	$—	$—	$37.9
Total Liabilities	$37.9	$—	$—	$37.9

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$47.6	$47.6	$—	$—
Marketable securities:
Mutual funds	15.7	15.7	—	—
Money market funds	7.7	7.7	—	—
Total assets	$71.0	$71.0	$—	$—
Liabilities:
Contingent consideration liabilities	$2.2	$—	$—	$2.2
Total Liabilities	$2.2	$—	$—	$2.2

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Financial Investments

Financial investments consist of highly liquid U.S. Treasury securities and marketable securities held in a rabbi trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter-dealer brokers and therefore categorized as Level 1. See Note 16 (“Employee Benefit Plans”) for more information.

Contingent Consideration Liabilities

In connection with the acquisitions of Hanweck and MATCHNow, as well as the acquisition of assets of FT Options and Trade Alert, the Company entered into contingent consideration arrangements with the former owners. The total fair value of the liabilities at September 30, 2020 was $37.9 million. That value is based on the Company’s estimate of the likelihood that certain performance targets in the respective acquisition agreements are expected to be accomplished. Because the fair value measurements relating to the contingent consideration liabilities are subject to management judgment, measurement uncertainty is inherent in the valuation of the contingent consideration liabilities as of the reporting date. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of September 30, 2020.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand-alone basis. That fair value is compared to the carrying amount of the reporting unit, including its recorded goodwill. In connection with the annual impairment evaluation of goodwill and indefinite life intangibles, impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying amount of the reporting unit. For the intangible assets, the process also involves using a discounted cash flow method to determine the fair value of each intangible asset. Impairment is considered to have occurred if the fair value of the intangible asset is lower than its carrying amount. The Company did not perform an impairment test during the three months ended September 30, 2020, as there were no market events that would indicate it was more likely than not that these assets were impaired. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired.

Equity investments without readily determinable fair values that are valued using the measurement alternative are measured at fair value on a non-recurring basis. During the nine months ended September 30, 2020, no observable transactions or impairments impacted the measurements of the investments accounted for as other equity investments.

In addition, property held for sale as of September 30, 2020 was also measured at fair value, less selling costs at September 30, 2020. See Note 6 (“Property and Equipment, Net”) for more information on property held for sale.

Fair Value of Assets and Liabilities

The following table presents the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$0.5	$0.5	$—	$—
Deferred compensation plan assets	22.3	22.3	—	—
Total assets	$22.8	$22.8	$—	$—
Liabilities:
Contingent consideration liabilities	$37.9	$—	$—	$37.9
Deferred compensation plan liabilities	22.3	22.3	—	—
Debt	939.1	—	939.1	—
Total liabilities	$999.3	$22.3	$939.1	$37.9

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$47.6	$47.6	$—	$—
Deferred compensation plan assets	23.4	23.4	—	—
Total assets	$71.0	$71.0	$—	$—
Liabilities:
Contingent consideration liabilities	$2.2	$—	$—	$2.2
Deferred compensation plan liabilities	23.4	23.4	—	—
Debt	867.6	—	867.6	—
Total liabilities	$893.2	$23.4	$867.6	$2.2

Certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, margin deposits and clearing funds, income tax receivable, accounts payable and Section 31 fees payable, are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.

Debt

The carrying amount of debt approximates its fair value based on quoted LIBOR or using a fixed rate at September 30, 2020 and is considered a Level 2 measurement.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three and nine months ended September 30, 2020.

	Level 3 Financial Liabilities for the Three Months Ended September 30, 2020
	Balance at	Realized (gains)
	Beginning of	losses during			Balance at
	Period	period	Additions	Settlements	End of Period
Liabilities
Contingent consideration liabilities	$20.5	$—	$17.4	$—	$37.9
Total Liabilities	$20.5	$—	$17.4	$—	$37.9

	Level 3 Financial Liabilities for the Nine Months Ended September 30, 2020
	Balance at	Realized (gains)
	Beginning of	losses during			Balance at
	Period	period	Additions	Settlements	End of Period
Liabilities
Contingent consideration liabilities	$2.2	$—	$37.9	$(2.2)	$37.9
Total Liabilities	$2.2	$—	$37.9	$(2.2)	$37.9

15.  SEGMENT REPORTING

The Company reports five business segments: Options, North American Equities, Futures, European Equities, and Global FX, which is reflective of how the Company's chief operating decision-maker reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). Segment performance is primarily evaluated based on operating income (loss). The Company’s chief operating decision-maker does not use segment-level assets or income and expenses below operating income (loss) as key performance metrics; therefore, such information is not presented below. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

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

North American Equities. The North American Equities segment includes listed U.S. equities and ETP transaction services that occur on BZX, BYX, EDGX, and EDGA. This segment was previously referred to as the U.S. Equities segment, but has been updated as a result of the addition of MATCHNow and includes Canadian equities and other transaction services that occur on the MATCHNow platforms. The North American Equities segment also includes ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, applicable market data revenue generated from the U.S. equities tape plans, the sale of proprietary market data, routing services, access and capacity services and advertising activity from ETF.com.

Futures. The Futures segment includes the business of the Company’s futures exchange, CFE, which includes offerings for trading VIX futures and other futures products, as well as revenue generated from the sale of proprietary market data and from access and capacity services.

European Equities. The European Equities segment includes the pan-European listed equities transaction services, ETPs, exchange traded commodities, and international depository receipts that occur on MTFs operated by Cboe Europe Equities. It also includes the listings business where ETPs can be listed on RMs and clearing activities from EuroCCP. Cboe Europe Equities operates lit and dark books, a periodic auctions book, and a Large-in-Scale (“LIS”) trading negotiation facility. Cboe NL, launched in October 2019, operates similar business functionality that is offered by Cboe Europe, other than LIS, and provides for trading only in European Economic Area symbols. Cboe Europe Equities also includes revenue generated from the sale of proprietary market data and from access and capacity services.

Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX platform, non-deliverable forward FX transactions offered for execution on Cboe SEF, as well as revenue generated from the sale of proprietary market data and from access and capacity services.

Summarized financial data of reportable segments was as follows (in millions):

		North				Corporate
		American		European		Items and
	Options	Equities	Futures	Equities	Global FX	Eliminations	Total
Three Months Ended September 30, 2020
Revenues	$312.8	$403.6	$24.0	$39.1	$13.2	$—	$792.7
Operating income (loss)	94.4	33.1	10.1	9.3	0.6	(8.2)	139.3
Three Months Ended September 30, 2019
Revenues	$266.1	$330.7	$39.6	$25.9	$13.1	$—	$675.4
Operating income (loss)	85.4	36.4	26.2	4.8	(1.3)	(4.1)	147.4

		North				Corporate
		American		European		Items and
	Options	Equities	Futures	Equities	Global FX	Eliminations	Total
Nine Months Ended September 30, 2020
Revenues	$986.9	$1,367.8	$87.1	$97.3	$43.8	$—	$2,582.9
Operating income (loss)	331.2	138.0	45.3	24.2	4.7	(16.0)	527.4
Nine Months Ended September 30, 2019
Revenues	$743.2	$925.2	$103.9	$84.9	$40.1	$0.2	$1,897.5
Operating income (loss)	252.5	110.4	63.9	16.3	(3.3)	(21.8)	418.0

16.  EMPLOYEE BENEFIT PLANS

Employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under the Internal Revenue Code. The Deferred Compensation Plan assets, held in a rabbi trust, are subject to the claims of general creditors of the Company and totaled $22.3 million and $23.4 million at September 30, 2020 and December 31, 2019, respectively. Although the value of the plans are recorded in financial investments on the condensed consolidated balance sheets, there are equal and offsetting liabilities in other non-current liabilities. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both other expense, net and compensation and benefits expense in the condensed consolidated statements of income. The Company contributed $4.0 million and $3.3 million to the defined contribution plans for the three months ended September 30, 2020 and 2019, respectively, and $8.1 million and $8.5 million to the defined contribution plans for the nine months ended September 30, 2020 and 2019, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

For employees of Cboe Europe, the Company contributes to an employee-selected stakeholder contribution plan. The Company’s contribution amounted to $0.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

For employees of EuroCCP, the Company contributes to an employee-selected stakeholder contribution plan. The Company’s contribution amounted to $0.2 million for the three and nine months ended September 30, 2020. This expense is included in compensation and benefits in the condensed consolidated statements of income.

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

As of September 30, 2020, Cboe Trading is required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. At September 30, 2020, Cboe Trading had net capital of $19.0 million, which was $18.2 million in excess of its required net capital of $0.8 million.

As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. This FRR was $22.7 million at September 30, 2020. At September 30, 2020, Cboe Europe had $27.5 million capital in excess of its required FRR.

In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at September 30, 2020, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. At September 30, 2020, Cboe Chi-X Europe had $0.3 million capital in excess of its required CRR. Cboe Chi-X Europe Limited is currently dormant having ceased offering its routing service in November 2018.

On March 8, 2019, Cboe Europe NL received approval from the Dutch Ministry of Finance to operate a RM, a MTF, and an approved publication arrangement in the Netherlands. As a RM, Cboe Europe NL is subject to minimum capital requirements, as established by the Dutch Ministry of Finance in the license dated March 8, 2019. As of September 30, 2020, the minimum capital requirement calculated in accordance with the license was $5.7 million. At September 30, 2020, Cboe Europe NL had $1.2 million capital in excess of its requirement.

On April 1, 2014, EuroCCP was granted authorization under European Market Infrastructure Regulation (“EMIR”) by the National Competent Authority, DNB. EuroCCP is required by the EMIR, to maintain a minimum amount of capital to reflect an estimate of the capital required to wind down or restructure the activities of the clearinghouse, cover operational, legal and business risks and to reserve capital to meet credit, counterparty and market risks not covered by the clearing participants’ collateral and clearing funds. At September 30, 2020, EuroCCP net capital was $59.2 million, which exceeded the EMIR capital requirement of $29.6 million.

The Investment Industry Regulatory Organization of Canada (“IIROC”) sets and monitors regulatory capital requirements for MATCHNow to protect its clients and counterparties. MATCHNow is required to maintain a prescribed minimum level of risk adjusted capital (“RAC”) of $0.2 million in accordance with such requirements as IIROC may from time to time prescribe. At September 30, 2020, MATCHNow had RAC of $1.0 million, which was $0.8 million in excess of its required RAC of $0.2 million.

As a designated contract market regulated by the CFTC, CFE is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. As of September 30, 2020, CFE had annual projected operating expenses of $59.3 million and had financial resources that exceeded this amount. Additionally, as of September 30, 2020, CFE had projected operating expenses for the upcoming six months of $29.7 million and had unencumbered, liquid financial assets, including a line of credit from Cboe, that exceeded this amount.

As a swap execution facility regulated by the CFTC, Cboe SEF is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of September 30, 2020, Cboe SEF had annual projected operating expenses of $0.8 million and had financial resources that exceeded this amount. Additionally, as of September 30, 2020, Cboe SEF had projected operating expenses for the upcoming six months of $0.4 million and had unencumbered, liquid financial assets that exceeded this amount.

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

The Company recognized stock-based compensation expense of $4.4 million and $5.3 million for the three months ended September 30, 2020 and 2019, respectively, and $17.3 million and $17.0 million for the nine months ended September 30, 2020 and 2019, respectively. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income.

The activity in the Company’s stock options and restricted stock, consisting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the nine months ended September 30, 2020 was as follows:

Stock Options

The following table summarizes stock options activity during the nine months ended September 30, 2020:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(in millions)
Outstanding and exercisable, December 31, 2019	10,834	$18.59
Exercised	10,834	18.59
Outstanding and exercisable, September 30, 2020	—	$—	—	$—

The total intrinsic value of stock options exercised was $0.9 million and $25.0 million for the nine months ended September 30, 2020 and 2019, respectively.

RSAs and RSUs

The following table summarizes RSA and RSU activity during the nine months ended September 30, 2020:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2019	436,013	$92.47
Granted	192,424	116.11
Vested	(271,511)	88.24
Forfeited	(12,522)	105.94
Nonvested stock at September 30, 2020	344,404	$108.52

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

During the nine months ended September 30, 2020, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 100,114 shares of common stock totaling $11.8 million as the result of the vesting of 271,511 shares of restricted stock.

PSUs

The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the nine months ended September 30, 2020:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2019	132,248	$105.75
Granted	72,975	125.62
Vested	(48,053)	108.91
Forfeited	(34,504)	109.85
Nonvested stock at September 30, 2020	122,666	$115.18

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

In the nine months ended September 30, 2020, to satisfy employees’ tax obligations upon the vesting of PSUs, the Company purchased 19,456 shares of common stock totaling $2.4 million as the result of the vesting of 48,053 PSUs.

As of September 30, 2020, there were $26.7 million in total unrecognized compensation costs related to restricted stock, RSUs, and PSUs. These costs are expected to be recognized over a weighted average period of 1.9 years.

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

The Company records compensation expense over the offering period related to the discount that is given to employees, which totaled $18.6 thousand and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, 692,432 shares were reserved for future issuance under the ESPP.

19. EQUITY

Common Stock

The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of September 30, 2020, 325,000,000 shares of common stock were authorized, $0.01 par value, and 125,996,924 and 108,311,921 shares were issued and outstanding, respectively. As of December 31, 2019, 325,000,000 shares of common stock were authorized, $0.01 par value, and 125,701,889 and 110,656,892 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.

Common Stock in Treasury, at Cost

The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. The Company held 17,685,003 and 15,044,997 shares of common stock in treasury as of September 30, 2020 and December 31, 2019, respectively.

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

The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the periods presented as follows:

	Three Months Ended September 30,
	2020	2019
Number of shares of common stock repurchased	465,366	453,319
Average price paid per share	$89.92	$115.49
Total purchase price (in millions)	$41.8	$52.4

Since inception of the program through September 30, 2020, the Company has repurchased 16,236,415 shares of common stock at an average cost per share of $65.40, totaling $1.1 billion.

As of September 30, 2020 and 2019, the Company had $288.1 million and $118.7 million of availability remaining under its existing share repurchase authorizations, respectively.

Purchase of Common Stock from Employees

The Company purchased 786 and 3,569 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $100.62 and $111.56 during the three months ended September 30, 2020 and 2019, respectively. These shares consisted of shares retained to cover payroll withholding taxes or option costs in connection with the vesting of RSAs, RSUs, PSUs, and stock option exercises.

Preferred Stock

The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of September 30, 2020, and December 31 2019, the Company had no shares of preferred stock issued or outstanding.

Dividends

During the three months ended September 30, 2020, the Company declared and paid cash dividends per share of $0.42 for an aggregate payout of $45.8 million. During the three months ended September 30, 2019, the Company declared and paid cash dividends per share of $0.36 for an aggregate payout of $40.4 million.

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

20.  INCOME TAXES

The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis.

The effective tax rate from continuing operations was 32.7% and 24.8% for the three months ended September 30, 2020 and 2019, respectively, and 29.1% and 26.5% for the nine months ended September 30, 2020 and 2019, respectively. The higher effective tax rate in 2020 is primarily due to the remeasurement of deferred tax liabilities as a result of an increase in the statutory tax rate in the United Kingdom.

The Company petitioned the Tax Court on January 13, 2017, May 7, 2018 and November 29, 2018 for a redetermination of IRS notices of deficiency for Cboe and certain of its subsidiaries for tax years 2011 through 2015 related to its Section 199 claims. The Company also filed a complaint on October 5, 2018 with the Court of Federal Claims for a refund of Section 199 claims related to tax years 2008 through 2010. The U.S. Tax Court set the trial to start on April 20, 2020, but due to the COVID-19 public emergency, the U.S. Tax Court struck the April 20, 2020 trial date and suspended all other deadlines. The Company believes the aggregate amount of any additional liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company. As of September 30, 2020, the Company has not resolved these matters, and proceedings continue in Tax Court and the Court of Federal Claims.

21.  EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Basic earnings per share numerator:
Net income	$109.9	$105.9	$380.9	$284.5
Loss attributable to noncontrolling interest	—	0.1	—	4.1
Net income excluding noncontrolling interest	109.9	106.0	380.9	288.6
Change in redemption value of noncontrolling interest	—	(0.1)	—	(0.5)
Earnings allocated to participating securities	(0.3)	(0.4)	(1.0)	(1.5)
Net income allocated to common stockholders	$109.6	$105.5	$379.9	$286.6
Basic earnings per share denominator:
Weighted average shares outstanding	108.7	111.6	109.5	111.6
Basic earnings per share	$1.01	$0.95	$3.47	$2.57

Diluted earnings per share numerator:
Net income	$109.9	$105.9	$380.9	$284.5
Loss attributable to noncontrolling interest	—	0.1	—	4.1
Net income excluding noncontrolling interest	109.9	106.0	380.9	288.6
Change in redemption value of noncontrolling interest	—	(0.1)	—	(0.5)
Earnings allocated to participating securities	(0.3)	(0.4)	(1.0)	(1.5)
Net income allocated to common stockholders	$109.6	$105.5	$379.9	$286.6
Diluted earnings per share denominator:
Weighted average shares outstanding	108.7	111.6	109.5	111.6
Dilutive potential common shares outstanding	0.1	0.3	0.3	0.4
Total dilutive weighted average shares	108.8	111.9	109.8	112.0
Diluted earnings per share	$1.01	$0.94	$3.46	$2.56

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted net income per common share.

22.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

Legal Proceedings

As of September 30, 2020, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of September 30, 2020, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.

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

SIFMA

Securities Industry Financial Markets Association (“SIFMA”) has filed a number of denial of access applications with the SEC to set aside proposed rule changes to establish or modify fees for Cboe Options, C2, BZX, BYX, EDGX and EDGA (the “Exchanges”) market data products and related services (the “Challenged Fees”). The Challenged Fees were held in abeyance pending a decision, which was issued by the SEC on October 16, 2018, on a separate SIFMA denial of access application regarding fees proposed by Nasdaq and the NYSE for their respective market data products. NASDAQ and NYSE filed petitions for review (“PFRs”) with the Court of Appeals for the D.C. Circuit (“D.C. Circuit”) seeking to appeal the SEC’s opinion (“Bellwether Case”). On June 5, 2020, the D.C. Circuit granted the PFRs and vacated the SEC’s finding that SIFMA could challenge generally applicable market data fees as a denial of access under Section 19(d) of the Exchange Act. In a second order entered on October 16, 2018, the SEC issued an order (the “Order”) that remanded the stayed Challenged Fees and ordered the Exchanges to: (i) within six months of the Order, provide notice to the SEC of developed or identified fair procedures for assessing the Challenged Fees (the “Procedures”) and (ii) within one year of the Order, apply the Procedures to the Challenged Fees and submit to the SEC a record explaining the Exchanges’ conclusions. On October 26, 2018, the Exchanges filed a motion to reconsider the Order with the SEC. On November 21, 2018, the Exchanges filed with the SEC a joinder motion to NYSE’s prior motion for stay of the Order. On December 3, 2018, SIFMA filed a response to NYSE’s motion for stay. Nasdaq withdrew its motion to reconsider the Order with the SEC on December 4, 2018, and on December 5, 2018, filed a Petition for Review with the D.C. Circuit. On December 14, 2018, the SEC denied the motion for stay but tolled the compliance date set forth in the remand order until ruling is made on the motion to reconsider. The Exchanges and NYSE filed on January 4, 2019 a motion to intervene in the Nasdaq Petition for Review to ensure the ability to participate in the case; the motion to intervene was granted on January 25, 2019. On the same day, SIFMA filed a motion with the D.C. Circuit moving to dismiss or hold in abeyance the Petition for Review. The Exchanges and NYSE submitted on February 6, 2019 a statement of issues for consideration in connection with the Petition for Review pending before the D.C. Circuit. On March 29, 2019, the D.C. Circuit issued an order indicating that SIFMA’s motion to dismiss will be considered with the underlying merits of the Petition for Review. On May 7, 2019, the SEC denied the Exchanges and NYSE’s motion for reconsideration of the Order. The SEC also further tolled the effectiveness of the remand order subject to the resolution of the substantive SIFMA case against Nasdaq and NYSE Arca that is already before the D.C. Circuit. On June 17, 2019, the Exchanges filed a petition for review of the May 7, 2019 SEC order denying reconsideration of the Order with the D.C. Circuit and of the Order. The Exchanges’ joint opening brief was filed on October 23, 2019, the SEC’s response was filed on November 22, 2019, the Exchanges’ joint reply was filed on December 20, 2019 and final briefs were filed on January 10, 2020. Oral arguments were held on February 18, 2020. On June 5, 2020, the D.C. Circuit remanded the Order to the SEC for reconsideration in light of the Bellwether Case opinion, i.e., that generally applicable market data fees may not be challenged as a denial of access under Section 19(d) of the Exchange Act. On August 7, 2020, the SEC entered an Order Vacating Prior Order and Requesting Additional Briefs. By September 3, 2020, all applications that had been previously filed with the SEC for review were the subject of notices for voluntary dismissal. On September 9, 2020, the Exchanges filed a response to the SEC’s August 7, 2020 Order. On October 5, 2020, the SEC entered an Order Granting Requests to Withdraw Applications for Review and Dismissing Review Proceedings. The deadline for the SEC to file a petition for writ of certiorari to the U.S. Supreme Court as to the Bellwether Case is November 2, 2020. An adverse ruling in that matter or a subsequent appeal could adversely affect exchange market data fees. However, the Company believes that the claims are without merit and intends to litigate the matter vigorously. The Company is unable to estimate what, if any, liability may result from this litigation.

VIX Litigation

On March 20, 2018, a putative class action complaint captioned Tomasulo v. Cboe Exchange, Inc., et al., No. 18-cv-02025 was filed in federal district court for the Northern District of Illinois alleging that the Company intentionally designed its products, operated its platforms, and formulated the method for calculating VIX and the Special Opening Quotation, (i.e., the special VIX value designed by the Company and calculated on the settlement date of VIX derivatives prior to the opening of trading), in a manner that could be collusively manipulated by a group of entities named as John Doe defendants. A number of similar putative class actions, some of which do not name the Company as a party, were filed in federal court in Illinois and New York on behalf of investors in certain volatility-related products. On June 14, 2018, the Judicial Panel on Multidistrict Litigation centralized the putative class actions in the federal district court for the Northern District of Illinois. On September 28, 2018, plaintiffs filed a master, consolidated complaint that is a putative class action alleging various claims against the Company and John Doe defendants in the federal district court for the Northern District of Illinois. The claims asserted against the Company consist of a Securities Exchange Act fraud claim, three Commodity Exchange Act claims and a state law negligence claim. Plaintiffs request a judgment awarding class damages in an unspecified amount, as well as punitive or exemplary damages in an unspecified amount, prejudgment interest, costs including attorneys’ and experts’ fees and expenses and such other relief as the court may deem just and proper. On November 19, 2018, the Company filed a motion to dismiss the master consolidated complaint and the plaintiffs filed their response on January 7, 2019. The Company filed its reply on January 28, 2019. On May 29, 2019, the federal district court for the Northern District of Illinois granted the Company’s motion to dismiss plaintiffs’ entire complaint against the Company. The state law negligence claim was dismissed with prejudice and the other claims were dismissed without prejudice with leave to file an amended complaint, which plaintiffs filed on July 19, 2019. On August 28, 2019, the Company filed its second motion to dismiss the amended consolidated complaint and plaintiffs filed their response on October 8, 2019. On January 27, 2020, the federal district court for the Northern District of Illinois granted the Company’s second motion to dismiss and all counts against the Company were dismissed with prejudice. On April 21, 2020, the federal district court for the Northern District of Illinois granted plaintiffs’ motion to certify the January 27, 2020 dismissal order for an immediate appeal. On May 19, 2020, plaintiffs filed a notice of appeal with the Court of Appeals for the Seventh Circuit (“7th Circuit”), seeking to appeal the April 21, 2020 order granting the entry of partial final judgment and both orders granting the Company’s motions to dismiss entered on May 29, 2019 and January 27, 2020. On June 29, 2020, plaintiffs filed their opening brief with the 7th Circuit, on August 28, 2020 the Company filed its opposition brief with the 7th Circuit, on September 7, 2020, CME Group Inc., Intercontinental Exchange, Inc. and National Futures Association filed an amici curiae brief in support of the Company on the Bad Faith Standard with the 7th Circuit and on October 16, 2020, plaintiffs filed their reply brief with the 7th Circuit. On October 14, 2020, the 7th Circuit set oral argument for November 30, 2020. The Company currently believes that the claims are without merit and intends to litigate the matter vigorously. The Company is unable to estimate what, if any, liability may result from this litigation.

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

In addition, while Cboe Europe, Cboe Chi-X Europe, EuroCCP, Cboe NL, and MATCHNow have not been the subject of any material litigation or regulatory investigation in the past, there is always the possibility of such action in the future. As Cboe Europe and Cboe Chi-X Europe are domiciled in the U.K., it is likely that any action would be taken in the U.K. courts in relation to litigation or by the FCA in relation to any regulatory enforcement action. As EuroCCP is domiciled in the Netherlands, it is likely that any action would be taken in the Dutch courts in relation to litigation or by the DNB or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. For Cboe NL, also domiciled in the Netherlands, it is likely that any actions would be taken in the Dutch courts in relation to litigation or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. As MATCHNow is domiciled in Canada, it is likely that any action would be taken in the Canadian courts in relation to litigation or by the IIROC or Ontario Securities Commission in relation to any regulatory enforcement action.

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

See also Note 20 (“Income Taxes”).

Contractual Obligations

See Note 13 (“Clearing Operations”) for information on EuroCCP’s clearinghouse exposure guarantee.

See Note 23 (“Leases”) for information on lease obligations.

23. LEASES

The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of September 30, 2020. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets and the Company recognizes lease expense in facilities costs within the condensed consolidated statements of income for these leases on a straight-line basis over the lease term. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. As the implicit rate in the Company’s leases are generally not reasonably determinable, the Company applies an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. During the three months ended September 30, 2020, an additional $0.9 million of right of use assets and lease liabilities were added related to new operating leases related to acquisitions.

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

The following table presents the supplemental balance sheet information related to leases as of September 30, 2020 and December 31, 2019, respectively (in millions):

	September 30,	December 31,
	2020	2019
Operating lease right of use assets	$116.1	$53.4
Total leased assets	$116.1	$53.4

Accrued liabilities	$12.0	$8.7
Non-current operating lease liabilities	135.6	46.7
Total leased liabilities	$147.6	$55.4

The following table presents operating lease costs and other information as of and for the three and nine months ended September 30, 2020 and 2019, respectively (in millions, except as stated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs (1)	$4.7	$3.4	$14.5	$8.8

Lease term and discount rate information:
Weighted average remaining lease term (years)			12.6	9.4
Weighted average discount rate			3.4%	3.5%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities	$3.2	$2.7	$8.6	$7.5
Lease incentive for leasehold improvements	—	—	25.2	—
Right-of-use assets obtained in exchange for lease liabilities (2)	0.9	2.0	71.8	21.0
(1)	Includes short-term lease and variable lease costs, which are immaterial.
(2)	Excludes right-of-use assets and lease liabilities recognized upon adoption of the lease accounting standard in 2019 of $40.3 million and $42.8 million, respectively.

The maturities of the lease liabilities are as follows as of September 30, 2020 (in millions):

September 30,
2020
Remainder of 2020	$4.2
2021	16.8
2022	17.3
2023	16.0
2024	11.6
After 2024	118.6
Total lease payments (1)	$184.5
Less: Interest	(36.9)
Present value of lease liabilities	$147.6
(1)	Total lease payments include $20.4 million related to options to extend lease terms that are reasonably certain of being exercised.

24.  SUBSEQUENT EVENTS

On October 28, 2020, the Company announced that its board of directors declared a quarterly cash dividend of $0.42 per share. The dividend is payable December 15, 2020 to stockholders of record at the close of business November 30, 2020.

There have been no additional subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the nine months ended September 30, 2020.

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

Overview

Cboe Global Markets, Inc. provides cutting-edge trading and investment solutions to investors around the world. The Company is committed to defining markets through product innovation, leading edge technology and seamless trading solutions.

Cboe offers trading across a diverse range of products in multiple asset classes and geographies, including options, futures, U.S., Canadian and European equities, exchange-traded products (“ETPs”), global foreign exchange (“FX”) and volatility products based on the VIX Index, recognized as the world’s premier gauge of U.S. equity market volatility.

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest stock exchanges by value traded in Europe, and owns EuroCCP, a leading pan-European equities clearinghouse. Cboe also is a leading market globally for ETP listings and trading.

The Company is headquartered in Chicago with offices in Kansas City, New York, London, San Francisco, Sarasota Springs, Toronto, Belfast, Amsterdam, Singapore, Hong Kong, and Ecuador.

Business Segments

The Company reports five business segments: Options, North American Equities, Futures, European Equities, and Global FX. Segment performance is primarily based on operating income (loss). The Company has aggregated all of its corporate costs and eliminations, as well as other business ventures, within Corporate Items and Eliminations; however, operating expenses that relate to activities of a specific segment have been allocated to that segment. Our management allocates resources, assesses performance and manages our business according to these segments:

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

North American Equities. The North American Equities segment includes listed U.S. equities and ETP transaction services that occur on BZX, BYX, EDGX, and EDGA. This segment was previously referred to as the U.S. Equities segment, but has been updated as a result of the addition of MATCHNow and includes Canadian equities and other transaction services that occur on the MATCHNow platforms. The North American Equities segment also includes ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, applicable market data revenue generated from the U.S. equities tape plans, the sale of proprietary market data, routing services, access and capacity services and advertising activity from ETF.com.

Futures. The Futures segment includes the business of our futures exchange, CFE, which includes offerings for trading VIX futures and other futures products, as well as revenue generated from the sale of proprietary market data and from access and capacity services.

European Equities. The European Equities segment includes the pan-European listed equities transaction services, ETPs, exchange traded commodities, and international depository receipts that occur on MTFs operated by Cboe Europe Equities. It also includes the listings business where ETPs can be listed on RMs and clearing activities from EuroCCP. Cboe Europe Equities operates lit and dark books, a periodic auctions book, and a Large-in-Scale (“LIS”) trading negotiation facility. Cboe NL, launched in October 2019, operates similar business functionality that is offered by Cboe Europe, other than LIS, and provides for trading only in European Economic Area symbols. Cboe Europe Equities also includes revenue generated from the sale of proprietary market data and from access and capacity services.

Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX platform, non-deliverable forward FX transactions offered for execution on Cboe SEF, as well as revenue generated from the sale of proprietary market data and from access and capacity services.

General Factors Affecting Results of Operations

In broad terms, our business performance is impacted by a number of drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, the regulatory environment for capital markets, geopolitical events, national and local tax policies, central bank policies and changing technology, particularly in the financial services industry. We believe our future revenues and net income will continue to be influenced by a number of domestic and international economic trends, including:

●	trading volumes on our proprietary products such as VIX options and futures and SPX options;
●	trading volumes in listed equity securities and ETPs in both the U.S. and Europe, clearing volumes in listed equity securities and ETPs in Europe, volumes in listed equity options, and volumes in institutional FX trading;
●	the demand for and the pricing structure of the U.S. tape plan market data distributed by the Securities Information Processors (SIPs), which determines the pool size of the industry market data revenue we receive based on our market share;
●	consolidation and expansion of our customers and competitors in the industry;
●	the demand for information about, or access to, our markets, which is dependent on the products we trade, our importance as a liquidity center and the quality and pricing of our data and access and capacity services;
●	continuing pressure in transaction fee pricing due to intense competition in the United States and Europe;
●	significant fluctuations in foreign currency translation rates or weakened value of currencies; and
●	regulatory changes relating to market structure and increased capital requirements, and those which affect certain types of instruments, transactions, pricing structures, capital market participants or reporting or compliance requirements, including any changes resulting from Brexit.

A number of significant structural, political and monetary issues and the COVID-19 pandemic continue to confront the global economy, and instability could continue, resulting in an increased or subdued level of market volatility, changes in trading volumes and greater uncertainty.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. We are closely monitoring developments around COVID-19 and following guidance provided by governmental and public health agencies. In response to COVID-19, we have provided frequent communications to employees, customers, regulators, critical vendors, technology equipment suppliers, data and disaster recovery centers, and other service providers and instructed non-essential employees to work from home on a temporary basis, implemented travel restrictions, and temporarily suspended open outcry trading between March 13, 2020 and June 14, 2020, without any known significant disruptions to our business or control processes. We expect to continue to take further actions as necessary in response to addressing COVID-19. As of the date of this report, it is too early to determine the full impact this virus may have on the global financial markets and the overall economy. Our business and operations could be materially and adversely affected by the effects of COVID-19, however, the extent to which our results could be affected by COVID-19 largely depends on future developments which cannot be accurately predicted and are uncertain. Further, changes in trading behavior, additional suspensions of open outcry trading, market disruptions and other future developments caused by the effects of COVID-19 could impact trading volumes and the demand for our products, market data, and services, which could have a material adverse effect on our business, financial condition, operating results and cash flows for the remainder of fiscal year 2020 and could be material during any future period impacted either directly or indirectly by this pandemic.

Components of Revenues

Transaction and Clearing Fees

Transaction fees represent fees charged by the Company for the performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees are recognized across all segments. Clearing fees, which include settlement fees, are charged by the Company for transactions cleared and settled by EuroCCP. Clearing fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Clearing fees are recognized in the European Equities segment. Transaction and clearing fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules.

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

Market Data Fees

Market data fees represent the fees from the U.S. tape plans and fees from customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the U.S. Exchanges based on a known formula using trading and/or quoting activity. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data. U.S. tape plan market data is recognized in the North American Equities and Options segments. Proprietary market data fees are recognized across all segments.

Regulatory Fees

Regulatory fees primarily represent fees collected by the Company to cover the Section 31 fees charged to the Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA) and are charged by the SEC. Consistent with industry practice, the fees charged to customers are based on the fee set by the SEC per notional value of U.S. Equities exchange transactions and per round turn of Options transactions executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the North American Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principals in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) which supports the Company’s regulatory oversight function in the Options segment, along with other miscellaneous regulatory fees, and neither can be used for non-regulatory purposes. The ORF and miscellaneous fees are recognized when the performance obligation is fulfilled.

Other Revenue

Other revenue primarily includes among other items, revenue from various licensing agreements, interest income from clearing operations, all fees related to the trade reporting facility operated in the European Equities segment, and revenue associated with advertisements through the Company’s websites.

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

Financial Summary

The following summarizes changes in financial performance for the three and nine months ended September 30, 2020 and 2019 and certain non-GAAP financial measures. These non-GAAP financials measures assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items management believes do not reflect our underlying operations. Please see the footnotes below for additional information and reconciliations from our condensed consolidated financial statements. “YTD” represents the nine-month period ended September 30th.

Total Revenues (in millions)

$1,897.5
$2,582.9
YTD 2019
YTD 2020

Revenues less cost of revenues (in millions)

$856.6
$947.2
YTD 2019
YTD 2020

Net Income (in millions)

$284.5
$380.9
YTD 2019
YTD 2020

EBITDA Margin[1]

64.3%
71.6%
YTD 2019
YTD 2020

Adjusted EBITDA Margin[1]

68.6%
70.6%
YTD 2019
YTD 2020

Basic Earnings Per Share

$2.57
$3.47
YTD 2019
YTD 2020

Diluted Earnings Per Share

$2.56
$3.46
YTD 2019
YTD 2020

Adjusted Diluted Earnings per Share[1]

$3.52
$4.06
YTD 2019
YTD 2020

(1)	These are Non-GAAP figures for which reconciliations are provided below.

	Three Months Ended September 30,		Increase/	Percent	Nine Months Ended September 30,		Increase/	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change

	(in millions, except percentages, earnings per share, and as noted below)				(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$792.7	$675.4	$117.3	17.4%	$2,582.9	$1,897.5	$685.4	36.1%
Total cost of revenues	500.7	381.4	119.3	31.3%	1,635.7	1,040.9	594.8	57.1%
Revenues less cost of revenues	292.0	294.0	(2.0)	(0.7)%	947.2	856.6	90.6	10.6%
Total operating expenses	152.7	146.6	6.1	4.2%	419.8	438.6	(18.8)	(4.3)%
Operating income	139.3	147.4	(8.1)	(5.5)%	527.4	418.0	109.4	26.2%
Income before income tax provision	163.4	140.9	22.5	16.0%	537.5	387.2	150.3	38.8%
Income tax provision	53.5	35.0	18.5	52.9%	156.6	102.7	53.9	52.5%
Net income	109.9	105.9	4.0	3.8%	380.9	284.5	96.4	33.9%
Basic earnings per share	$1.01	$0.95	$0.06	6.3%	$3.47	$2.57	$0.90	35.0%
Diluted earnings per share	1.01	0.94	0.07	7.4%	3.46	2.56	0.90	35.2%
Organic net revenue (1)	275.4	294.0	(18.6)	(6.3)%	923.9	856.6	67.3	7.9%
EBITDA(2)	212.1	191.6	20.5	10.7%	678.6	551.2	127.4	23.1%
EBITDA margin(3)	72.6%	65.2%	7.4%	*	71.6%	64.3%	7.3%	*
Adjusted EBITDA(2)	$192.4	$208.3	$(15.9)	(7.6)%	$669.1	$587.4	$81.7	13.9%
Adjusted EBITDA margin(4)	65.9%	70.9%	(5.0)%	*	70.6%	68.6%	2.0%	*
Adjusted earnings(5)	$120.5	$144.6	$(24.1)	(16.7)%	$446.1	$393.7	$52.4	13.3%
Adjusted earnings margin(5)	41.3%	49.2%	(7.9)%	*	47.1%	46.0%	1.1%	*
Diluted weighted average shares outstanding	108.8	111.9	(3.1)	(2.8)%	109.8	112.0	(2.2)	(2.0)%
Adjusted Diluted earnings per share(6)	$1.11	$1.29	$(0.18)	(14.0)%	$4.06	$3.52	$0.54	15.3%
*	Not meaningful

The following summarizes changes in certain operational and financial metrics for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019:

The following table includes operational and financial metrics for our Options, North American Equities, Futures, European Equities, and Global FX segments. Canadian Equities financial metrics represent activity for the period of August 4, 2020 through September 30, 2020. These metrics are reviewed by our senior management in evaluating the performance of our business. The following summarizes changes in certain operational and financial metrics for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019:

	Three Months Ended September 30,		Increase/	Percent	Nine Months Ended September 30,		Increase/	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change

	(in millions, except percentages, trading days, and as noted below)				(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Total touched contracts	9.6	7.7	1.9	24.7%	10.1	7.4	2.7	36.5%
Market ADV	29.5	19.8	9.7	49.0%	28.6	19.4	9.2	47.4%
Index contract ADV	1.4	2.0	(0.6)	(30.0)%	1.9	1.9	—	—%
Multi-Listed contract ADV	8.2	5.7	2.5	43.9%	8.2	5.5	2.7	49.1%
Number of trading days	64	64	—	—%	189	188	1	0.5%
Total Options revenue per contract (RPC) (7)	$0.173	$0.236	$(0.063)	(26.7)%	$0.197	$0.238	$(0.041)	(17.2)%
Multi-Listed Options RPC (7)	0.056	0.056	—	—%	0.053	0.060	(0.007)	(11.7)%
Index Options RPC (7)	0.842	0.751	0.091	12.1%	0.822	0.740	0.082	11.1%
Total Options Market Share	32.4%	39.0%	(6.6)%	*	35.2%	37.9%	(2.7)%	*
Multi-listed options	29.0%	32.2%	(3.2)%	*	30.7%	31.0%	(0.3)%	*
Index options	98.9%	99.1%	(0.2)%	*	99.2%	99.2%	—%	*
North American Equities:
U.S. Equities:
ADV:
Total touched shares (in billions)	1.6	1.2	0.4	33.3%	1.9	1.2	0.7	58.3%
Market ADV (in billions)	9.9	6.9	3.0	43.5%	11.1	7.1	4.0	56.3%
Trading days	64	64	—	—%	189	188	1	0.5%
Market share	15.1%	17.2%	(2.1)%	*	16.0%	16.3%	(0.3)%	*
U.S. Equities (net capture per one hundred touched shares)(8)	$0.017	$0.020	$(0.003)	(15.0)%	$0.023	$0.026	$(0.003)	(11.5)%
U.S. ETPs: launches (number of launches)	22	8	14	175.0%	71	38	33	86.8%
U.S. ETPs: listings (number of listings)	388	324	64	19.8%	388	324	64	19.8%
Canadian Equities:
ADV (matched shares, in millions)	40.0	—	40.0	—%	40.0	—	40.0	—%
Trading days	41	—	41	—%	41	—	41	—%
Net capture (per 10,000 touched shares, in Canadian dollars)(9)	8.200	—	8.200	—%	8.200	—	8.200	—%
Futures:
ADV (in thousands)	171.8	279.0	(107.2)	(38.4)%	214.6	256.3	(41.7)	(16.3)%
Trading days	64	64	—	—%	189	188	1	0.5%
Revenue per contract	$1.527	$1.746	$(0.219)	(12.5)%	$1.688	$1.745	$(0.057)	(3.3)%
European Equities:
ADNV:
Matched and touched ADNV (in billions)	€5.6	€6.8	€(1.2)	(17.6)%	€7.0	€8.1	€(1.1)	(13.6)%
Market ADNV (in billions)	31.5	34.2	(2.7)	(7.9)%	40.9	38.8	2.1	5.4%
Trading days	66	66	—	—%	193	192	1	0.5%
Market share	17.7%	19.8%	(2.1)%	*	17.1%	20.8%	(3.7)%	*
European Equities (net capture per matched notional value in basis points)(10)	0.245	0.233	0.012	5.2%	0.246	0.221	0.025	11.3%
Global FX:
ADNV (in billions)	$30.2	$30.3	$(0.1)	(0.3)%	$35.0	$33.1	$1.9	5.7%
Trading days	66	66	—	—%	195	194	1	0.5%
Global FX (net capture per one million dollars traded)(11)	2.70	2.80	(0.10)	(3.6)%	2.72	2.68	0.04	1.5%

Average British pound/U.S. dollar exchange rate	$1.291	$1.233	$0.058	4.7%	$1.271	$1.273	$(0.002)	(0.2)%
Average Canadian dollar/U.S. dollar exchange rate	$0.751	$—	0.751	—%	$0.739	$—	0.739	—%
Average Euro/U.S. dollar exchange rate	$1.169	$—	1.169	—%	$1.124	$—	1.124	—%
Average Euro/British pound exchange rate	£0.905	£0.902	£0.003	0.3%	£0.884	£0.883	£0.001	0.1%
*	Not meaningful

(1)	Organic net revenue is defined as revenues less cost of revenues excluding revenues less cost of revenues of any acquisition for the quarter the business was acquired through the following year comparable quarter. Organic net revenue does not represent, and should not be considered as, an alternative to revenues less cost of revenues, or net revenue, as determined in accordance with GAAP. We have presented organic net revenue because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our operating financial performance before the effects of acquisitions. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate organic net revenue differently that we do. Organic net revenue has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	2020	2019	2020	2019
Revenues less cost of revenues	$292.0	$294.0	$947.2	$856.6
Recent acquisitions:
Acquisition revenues less cost of revenues (since acquisition)	$(16.6)	$—	$(23.3)	$—
Organic net revenue	$275.4	$294.0	$923.9	$856.6

(2)	EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs, provision for notes receivable, bargain purchase gain, and impairment charges attributed to noncontrolling interest. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(4)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(5)	Adjusted earnings is defined as net income adjusted for amortization of purchased intangibles, acquisition-related costs, provision for notes receivable, bargain purchase gain, change in redemption value of noncontrolling interest, impairment changes attributed to noncontrolling interest, deferred tax re-measurements and net income allocated to participating securities, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(6)	Adjusted diluted earnings per share represents Adjusted earnings divided by diluted weighted average shares outstanding.
(7)	Revenue per contract represents transaction fees less liquidity payments and routing and clearing costs divided by total contracts traded during the period.

(8)	Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX, and EDGA and the number of trading days for the period.
(9)	Net capture per 10,000 shares refers to transaction fees divided by the product of one-ten thousandth ADV of shares for MATCHNow and the number of trading days for the period.
(10)	Net capture per matched notional value in basis points refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Limited and the number of trading days for the period.
(11)	Net capture per one million dollars traded refers to net transaction fees, divided by the product of one-millionth of ADNV traded on the Cboe FX market, the number of trading days, and two, which represents the buyer and seller that are both charged on the transaction for the period.

The following tables are reconciliations of net income allocated to common stockholders to EBITDA and adjusted EBITDA (in millions):

	Three Months Ended September 30,
	2020
	Options	North American Equities	Futures	European Equities	Global FX	Corporate	Total

	(in millions)
Net income (loss) allocated to common stockholders	$94.4	$32.2	$10.1	$36.6	$0.4	$(64.1)	$109.6
Interest expense, net	—	—	—	2.3	—	7.2	9.5
Income tax provision	—	0.8	—	2.5	—	50.2	53.5
Depreciation and amortization	7.7	17.0	0.8	7.5	6.5	—	39.5
EBITDA	102.1	50.0	10.9	48.9	6.9	(6.7)	212.1
Acquisition-related costs	(0.2)	1.1	—	—	—	5.3	6.2
Provision for notes receivable	1.7	5.0	—	—	—	—	6.7
Bargain purchase gain	—	—	—	(32.0)	—	(0.6)	(32.6)
Adjusted EBITDA	$103.6	$56.1	$10.9	$16.9	$6.9	$(2.0)	$192.4

	Three Months Ended September 30,
	2019
	Options	North American Equities	Futures	European Equities	Global FX	Corporate	Total

	(in millions)
Net income (loss) allocated to common stockholders	$86.6	$35.7	$26.1	$3.1	$(1.3)	$(44.7)	$105.5
Interest expense (income), net	—	—	—	(0.1)	—	8.3	8.2
Income tax provision	—	0.6	—	2.0	—	32.4	35.0
Depreciation and amortization	10.7	19.9	1.0	6.9	7.6	(3.2)	42.9
EBITDA	97.3	56.2	27.1	11.9	6.3	(7.2)	191.6
Acquisition-related costs	10.5	—	—	0.6	—	5.6	16.7
Adjusted EBITDA	$107.8	$56.2	$27.1	$12.5	$6.3	$(1.6)	$208.3

	Nine Months Ended September 30,
	2020
	Options	North American Equities	Futures	European Equities	Global FX	Corporate	Total

	(in millions)
Net income (loss) allocated to common stockholders	$331.1	$134.4	$45.2	$46.9	$4.5	$(182.2)	$379.9
Interest expense (income), net	—	—	—	2.2	—	21.9	24.1
Income tax provision	—	3.3	—	7.6	—	145.7	156.6
Depreciation and amortization	23.0	51.2	2.4	21.4	20.0	—	118.0
EBITDA	354.1	188.9	47.6	78.1	24.5	(14.6)	678.6
Acquisition-related costs	1.8	1.1	—	—	—	13.5	16.4
Provision for notes receivable	1.7	5.0	—	—	—	—	6.7
Bargain purchase gain	—	—	—	(32.0)	—	(0.6)	(32.6)
Adjusted EBITDA	$357.6	$195.0	$47.6	$46.1	$24.5	$(1.7)	$669.1

	Nine Months Ended September 30,
	2019
	Options	North American Equities	Futures	European Equities	Global FX	Corporate	Total

	(in millions)
Net income (loss) allocated to common stockholders	$244.8	$108.6	$63.6	$10.0	$(3.3)	$(137.1)	$286.6
Interest expense (income), net	—	—	—	(0.3)	—	28.4	28.1
Income tax provision	—	1.3	—	7.0	—	94.4	102.7
Depreciation and amortization	29.7	57.5	1.8	21.4	22.5	0.9	133.8
EBITDA	274.5	167.4	65.4	38.1	19.2	(13.4)	551.2
Acquisition-related costs	20.0	—	—	1.2	0.3	18.3	39.8
Impairment charges attributed to noncontrolling interest	—	—	—	—	—	(3.6)	(3.6)
Adjusted EBITDA	$294.5	$167.4	$65.4	$39.3	$19.5	$1.3	$587.4

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
Net income allocated to common stockholders	$109.6	$105.5	$379.9	$286.6
Amortization	30.9	33.4	93.4	105.1
Acquisition-related costs	6.2	16.7	16.4	39.8
Provision for notes receivable	6.7	—	6.7	—
Bargain purchase gain	(32.6)	—	(32.6)	—
Change in redemption value of noncontrolling interest	—	0.1	—	0.5
Tax effect of adjustments	(8.0)	(11.0)	(24.9)	(34.2)
Deferred tax re-measurements	7.7	—	7.7	—
Impairment charges attributed to noncontrolling interest	—	—	—	(3.6)
Net income allocated to participating securities	—	(0.1)	(0.5)	(0.5)
Adjusted earnings	$120.5	$144.6	$446.1	$393.7

Revenues

Total revenues for the three and nine months ended September 30, 2020 increased $117.3 million, or 17.4%, and $685.4 million, or 36.1%, respectively, compared to the prior periods, primarily due to increased transaction and clearing fees of $79.7 million, or 17.1%, and $503.3 million, or 38.1%, respectively, as a result of increased market volumes in the U.S. Equities exchanges and Options segment, coupled with an increase in regulatory fees. The following summarizes changes in revenues for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	Percent	September 30,		Increase/	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change

	(in millions, except percentages)				(in millions, except percentages)
Transaction and clearing fees	$545.5	$465.8	$79.7	17.1%	$1,825.3	$1,322.0	$503.3	38.1%
Access and capacity fees	60.6	55.7	4.9	8.8%	174.0	164.6	9.4	5.7%
Market data fees	59.5	56.3	3.2	5.7%	174.4	159.7	14.7	9.2%
Regulatory fees	113.8	88.1	25.7	29.2%	379.3	226.5	152.8	67.5%
Other revenue	13.3	9.5	3.8	40.0%	29.9	24.7	5.2	21.1%
Total revenues	$792.7	$675.4	$117.3	17.4%	$2,582.9	$1,897.5	$685.4	36.1%

Transaction and Clearing Fees

Transaction and clearing fees increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. For the three months ended September 30, 2020, the increase was primarily due to a 43.5% increase in U.S. Equities exchange market ADV and a 43.9% increase in multi-listed options ADV, partially offset by a 30.0% decrease in index options ADV and a 38.4% decrease in Futures ADV, when compared to the same period in 2019. For the nine months ended September 30, 2020, the increase was primarily due to a 56.3% increase in U.S. Equities exchange market ADV and a 47.4% increase in overall options market ADV, including a 49.1% increase in multi-listed ADV, when compared to the same period in 2019.

Access Fees and Capacity Fees

Access and capacity fees increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to an increase in logical port revenue in the European Equities and North American Equities segments.

Market Data Fees

Market data fees increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to additional revenue attributed to the acquisitions of Hanweck, FT Options, and Trade

Alert during 2020, partially offset by a decrease in tape plan market data revenue within the North American Equities segment resulting from a decrease in market share for the three and nine months ended September 30, 2020.

Regulatory Fees

Regulatory fees increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. For the three months ended September 30, 2020, the increase was primarily due to an increase in Section 31 fees as a result of higher volumes in the North American Equities segment, coupled with an increase in the Section 31 fee rate, from a rate of $20.70 per million dollars of covered sales for the three months ended September 30, 2019 to a rate of $22.10 per million dollars of covered sales during the three months ended September 30, 2020. For the nine months ended September 30, 2020, the increase was primarily due to an increase in Section 31 fees as a result of higher volumes in the North American Equities segment, coupled with an increase in the Section 31 fee rate, from an average rate of $17.70 per million dollars of covered sales for the nine months ended September 30, 2019 to an average rate of $21.90 per million dollars of covered sales during the nine months ended September 30, 2020.

Other Revenue

Other revenue increased for the three months and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to additional net interest income from EuroCCP, which the Company acquired in the third quarter of 2020.

Cost of Revenues

Cost of revenues increased for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to higher liquidity payments as a result of an increase in volumes traded on the U.S. Equities and Options exchanges, which increased $89.7 million, coupled with an increase in Section 31 fees within the North American Equities and Options segments, which increased $21.1 million and $4.9 million, respectively. Cost of revenues increased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to higher liquidity payments as a result of an increase in volumes traded on the U.S. Equities and Options exchanges, which increased $418.2 million, coupled with an increase in Section 31 fees within the North American Equities and Options segments, which increased $136.8 million and $17.1 million, respectively.

The following summarizes changes in cost of revenues for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	Percent	September 30,		Increase/	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change

	(in millions, except percentages)				(in millions, except percentages)
Liquidity payments	$359.4	$269.7	$89.7	33.3%	$1,167.4	$749.2	$418.2	55.8%
Routing and clearing	14.9	9.3	5.6	60.2%	48.6	27.7	20.9	75.5%
Section 31 fees	105.4	79.4	26.0	32.7%	351.8	197.9	153.9	77.8%
Royalty fees	17.6	22.9	(5.3)	(23.1)%	64.4	65.8	(1.4)	(2.1)%
Other	3.4	0.1	3.3	3,300.0%	3.5	0.3	3.2	1,066.7%
Total	$500.7	$381.4	$119.3	31.3%	$1,635.7	$1,040.9	$594.8	57.1%

Liquidity Payments

Liquidity payments increased for the three and nine months ended September 30, 2020 compared to the same period in 2019 primarily due to higher liquidity payments as a result of an increase in volumes traded on the U.S. Equities and Options exchanges.

Routing and Clearing

The increase in routing and clearing fees for the three and nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to an increase in routed trades in the North American Equities segment.

Section 31 Fees

Section 31 fees increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. For the three months ended September 30, 2020, the increase was primarily a result of higher volumes in the North American Equities segment, coupled with an increase in the Section 31 fee rate, from a rate of $20.70 per million dollars of covered sales for the three months ended September 30, 2019 to a rate of $22.10 per million dollars of covered sales during the three months ended September 30, 2020. For the nine months ended September 30, 2020, the increase was primarily a result of higher volumes in the North American Equities segment, coupled with an increase in the Section 31 fee rate, from an average rate of $17.70 per million dollars of covered sales for the nine months ended September 30, 2019 to an average rate of $21.90 per million dollars of covered sales during the nine months ended September 30, 2020.

Royalty Fees

Royalty fees decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to a decline in trading volume in licensed products.

Revenues Less Cost of Revenues

Revenues less cost of revenues decreased $2.0 million, or 0.7%, for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to a $15.6 million, or 8.4% decrease in transaction and clearing fees less liquidity payments and routing and clearing costs, partially offset by a $5.3 million, or 23.1% decrease in royalty fees, a $4.9 million, or 8.8% increase in access and capacity fees, and a $3.2 million, or 5.7% increase in market data fees. Revenues less cost of revenues increased $90.6 million, or 10.6%, for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to a $64.2 million, or 11.8%, increase in transaction and clearing fees less liquidity payments and routing and clearing costs and a $14.7 million, or 9.2% increase in market data fees.

The following tables summarize the components of revenues less cost of revenues for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	Percent	September 30,		Increase/	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change

	(in millions, except percentages)				(in millions, except percentages)
Transaction and clearing fees less liquidity payments and routing and clearing costs	$171.2	$186.8	$(15.6)	(8.4)%	$609.3	$545.1	$64.2	11.8%
Access and capacity fees	60.6	55.7	4.9	8.8%	174.0	164.6	9.4	5.7%
Market data fees	59.5	56.3	3.2	5.7%	174.4	159.7	14.7	9.2%
Regulatory fees, less Section 31 fees	8.4	8.7	(0.3)	(3.4)%	27.5	28.6	(1.1)	(3.8)%
Royalty fees	(17.6)	(22.9)	5.3	(23.1)%	(64.4)	(65.8)	1.4	(2.1)%
Other	9.9	9.4	0.5	5.3%	26.4	24.4	2.0	8.2%
Revenues less cost of revenues	$292.0	$294.0	$(2.0)	(0.7)%	$947.2	$856.6	$90.6	10.6%

Transaction and Clearing Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction and clearing fees less liquidity payments and routing and clearing costs (“Net Transaction and Clearing Fees”) decreased for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to a 30.0% decrease in index options ADV and a 38.4% decrease in Futures ADV. Net Transaction and Clearing Fees increased for the nine months ended September 30, 2020 primarily due to a 47.4% increase in overall options market ADV, including a 49.1% increase in multi-listed options ADV, and a 56.3% increase in U.S. Equities exchange market ADV, when compared to the same period in 2019.

Access and Capacity Fees

Access and capacity fees increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to an increase in logical port revenue in the European Equities and North American Equities segments.

Market Data Fees

Market data fees increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to additional revenue attributed to the acquisitions of Hanweck, FT Options, and Trade Alert during 2020, partially offset by a decrease in tape plan market data revenue within the North American Equities segment resulting from a decrease in market share for the three and nine months ended September 30, 2020.

Regulatory Fees, less Section 31 Fees

Regulatory fees, less Section 31 Fees, decreased for the three months and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to a decrease in fines and assessment fees.

Royalty Fees

Royalty fees decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to a decline in trading volume in licensed products.

Other

Other revenue increased for the three months and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to additional net interest income from EuroCCP, which the Company acquired in the third quarter of 2020.

Operating Expenses

Total operating expenses increased $6.1 million, or 4.2%, for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to increases in compensation and benefits and technology support services related to acquisitions and other expenses, partially offset by a decrease in acquisition-related costs. Total operating expenses decreased $18.8 million, or 4.3% for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to declines in acquisition-related costs depreciation and amortization, and professional fees and outside services, partially offset by an increase in compensation and benefits. The following summarizes changes in operating expenses for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	Percent	September 30,		Increase/	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change

	(in millions, except percentages)				(in millions, except percentages)
Operating Expenses:
Compensation and benefits	$59.2	$49.7	$9.5	19.1%	$167.4	$150.0	$17.4	11.6%
Depreciation and amortization	39.5	42.9	(3.4)	(7.9)%	118.0	133.8	(15.8)	(11.8)%
Technology support services	15.1	10.6	4.5	42.5%	39.5	34.3	5.2	15.2%
Professional fees and outside services	15.8	17.5	(1.7)	(9.7)%	43.0	52.9	(9.9)	(18.7)%
Travel and promotional expenses	1.2	2.7	(1.5)	(55.6)%	4.2	8.3	(4.1)	(49.4)%
Facilities costs	4.5	2.7	1.8	66.7%	12.7	7.8	4.9	62.8%
Acquisition-related costs	6.2	16.7	(10.5)	(62.9)%	16.4	39.8	(23.4)	(58.8)%
Other expenses	11.2	3.8	7.4	194.7%	18.6	11.7	6.9	59.0%
Total operating expenses	$152.7	$146.6	$6.1	4.2%	$419.8	$438.6	$(18.8)	(4.3)%

Compensation and Benefits

Compensation and benefits increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. For the three months ended September 30, 2020, the increase was primarily due to an increase in compensation expense related to acquisitions of $4.0 million, a decrease in capitalized wages of $2.8 million due to a decrease in software projects eligible for capitalization, and a $2.0 million increase in benefits primarily due to the adjustment of deferred compensation plan assets. For the nine months ended September 30, 2020, the increase was primarily due to an increase in compensation expense related to acquisitions of $10.5 million and a decrease in capitalized wages of $7.8 million due to a decrease in software projects eligible for capitalization, offset by a $2.9 million decline in benefits primarily due to the adjustment of deferred compensation plan assets and healthcare rebates received.

Depreciation and Amortization

Depreciation and amortization decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily due to a decline in amortization under the discounted cash flow method for the intangibles acquired in the Bats acquisition coupled with the write-off of the Cboe Command software in the fourth quarter of 2019.

Technology Support Services

Technology support services increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily due to increases in purchased hardware and market data support service fees related to the acquisitions in 2020.

Professional Fees and Outside Services

Professional fees and outside services decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. For the three months ended September 30, 2020, the decrease was primarily due to a decline in regulatory service fees of $1.8 million and a decline in legal fees of $1.4 million, partially offset by an increase in contracted services of $1.1 million. For the nine months ended September 30, 2020, the decrease was primarily due to declines in regulatory service fees of $4.4 million, legal fees of $3.6 million, consulting fees of $0.7 million, and accounting fees of $1.7 million.

Travel and Promotional Expenses

Travel and promotional expenses decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily due to travel restrictions implemented in March 2020 in response to the COVID-19 pandemic coupled with a decrease in marketing expenses.

Facilities Costs

Facilities costs increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. For the three months ended September 30, 2020, the increase was primarily due to additional rent expense incurred for the new headquarters location beginning in January 2020. For the nine months ended September 30, 2020, the increase was primarily due to additional rent expense incurred for the new headquarters location beginning in January 2020, coupled with a reversal of deferred rent expense of $1.3 million in the first quarter of 2019 that did not recur in 2020.

Acquisition-Related Costs

Acquisition-related costs decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. For the three months ended September 30, 2020, the decrease was primarily due to severance costs incurred in the third quarter of 2019. For the nine months ended September 30, 2020, the decrease was primarily due to severance costs incurred in the third quarter of 2019, coupled with the write down of goodwill attributed to a 2016 acquisition recorded in the second quarter of 2019.

Other Expenses

Other expenses increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily due to a $6.7 million provision for the notes receivable recorded in the third quarter of 2020 as a result of potential changes in the CAT funding model.

Operating Income

As a result of the items above, operating income for the three and nine months ended September 30, 2020 was $139.3 million and $527.4 million compared to $147.4 million and $418.0 million, respectively, for same periods in 2019.

Interest Expense, Net

Net interest expense increased in the three and nine months ended September 30, 2020 compared to the same period in 2019 primarily due to the commitment fees related to the EuroCCP Credit Facility, partially offset by the decrease in the variable interest rate on the term loan agreement from September 30, 2019 to September 30, 2020.

Other Expense, Net

Net other expense decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to a $32.6 million bargain purchase gain related to the EuroCCP acquisition recorded in the third quarter of 2020.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the three months ended September 30, 2020 was $163.4 million compared to $140.9 million for the same period in 2019, an increase of $22.5 million.

As a result of the above, income before income tax provision for the nine months ended September 30, 2020 was $537.5 million compared to $387.2 million for the same period in 2019, an increase of $150.3 million.

Income Tax Provision

The effective tax rate from continuing operations was 32.7% and 24.8% for the three months ended September 30, 2020 and 2019, respectively, and 29.1% and 26.5% for the nine months ended September 30, 2020 and 2019, respectively. The higher effective tax rate in 2020 is primarily due to the remeasurement of deferred tax liabilities as a result of an increase in the statutory tax rate in the United Kingdom.

Net Income

As a result of the items above, net income for the three months ended September 30, 2020 was $109.9 million compared to $105.9 million for the three months ended September 30, 2019, an increase of $4.0 million.

As a result of the items above, net income for the nine months ended September 30, 2020 was $380.9 million compared to $284.5 million for the nine months ended September 30, 2019, an increase of $96.4 million.

Segment Operating Results

We report results from our five segments: Options, North American Equities, Futures, European Equities, and Global FX. Segment performance is primarily based on operating income (loss). We have aggregated all corporate costs, as well as other business ventures, within Corporate Items and Eliminations as those activities should not be used to evaluate a segment’s operating performance. All operating expenses that relate to activities of a specific segment have been allocated to that segment.

The following summarizes our total revenues by segment:

				Percentage					Percentage of
				of Total					Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019

	(in millions, except percentages)					(in millions, except percentages)
Options	$312.8	$266.1	17.5%	39.5%	39.4%	$986.9	$743.2	32.8%	38.2%	39.2%
North American Equities	403.6	330.7	22.0%	50.9%	49.0%	1,367.8	925.2	47.8%	53.0%	48.9%
Futures	24.0	39.6	(39.4)%	3.0%	5.9%	87.1	103.9	(16.2)%	3.4%	5.5%
European Equities	39.1	25.9	51.0%	4.9%	3.8%	97.3	84.9	14.6%	3.7%	4.5%
Global FX	13.2	13.1	0.8%	1.7%	1.9%	43.8	40.1	9.2%	1.7%	2.1%
Corporate	—	—	—%	—%	—%	—	0.2	(100.0)%	—%	—%
Total revenues	$792.7	$675.4	17.4%	100.0%	100.0%	$2,582.9	$1,897.5	36.1%	100.0%	100.0%

The following summarizes our revenues less cost of revenues by segment:

				Percentage of					Percentage of
				Total Revenues					Total Revenues
				Less Cost of Revenues					Less Cost of Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019

	(in millions, except percentages)					(in millions, except percentages)
Options	$148.1	$146.5	1.1%	50.7%	49.8%	$487.2	$424.7	14.7%	51.5%	49.6%
North American Equities	75.8	75.4	0.5%	26.0%	25.7%	253.0	225.3	12.3%	26.7%	26.3%
Futures	23.3	38.3	(39.2)%	8.0%	13.0%	84.3	100.4	(16.0)%	8.9%	11.7%
European Equities	31.6	20.7	52.7%	10.8%	7.0%	78.9	65.9	19.7%	8.3%	7.7%
Global FX	13.2	13.1	0.8%	4.5%	4.5%	43.8	40.1	9.2%	4.6%	4.7%
Corporate	—	—	—%	—%	—%	—	0.2	(100.0)%	—%	—%
Total revenues less cost of revenues	$292.0	$294.0	(0.7)%	100.0%	100.0%	$947.2	$856.6	10.6%	100.0%	100.0%

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019

	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$148.1	$146.5	1.1%	47.3%	55.1%	$487.2	$424.7	14.7%	49.4%	57.1%
Operating expenses	53.7	61.1	(12.1)%	17.2%	23.0%	156.0	172.2	(9.4)%	15.8%	23.2%
Operating income	$94.4	$85.4	10.5%	30.2%	32.1%	$331.2	$252.5	31.2%	33.6%	34.0%
EBITDA(1)	$102.1	$97.3	4.9%	32.6%	36.6%	$354.1	$274.5	29.0%	35.9%	36.9%
EBITDA margin(2)	68.9%	66.4%	*	*	*	72.7%	64.6%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $1.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a 43.9% increase in multi-listed options ADV, coupled with an increase in proprietary market data revenue as a result of the acquisitions of Hanweck, FT Options, and Trade Alert, offset by a 30.0% decrease in index options ADV. For the three months ended September 30, 2020, the Options segment’s operating income increased $9.0 million compared to the three months ended September 30, 2019, primarily due to a decline in operating expenses. Operating expenses decreased $7.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to decreases in acquisition-related costs, depreciation and amortization, and professional fees and outside services, partially offset by an increase in compensation and benefits and technology support services.

Revenues less cost of revenues increased $62.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a 49.1% increase in multi-listed options ADV, coupled with an 11.1% increase in index options RPC and an increase in proprietary market data revenue as a result of the acquisitions of Hanweck, FT Options, and Trade Alert. For the nine months ended September 30, 2020, the Options segment’s operating income increased $78.7 million compared to the nine months ended September 30, 2019, primarily due to higher revenues less cost of revenues. Operating expenses decreased $16.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to decreases in acquisition-related costs, professional fees and outside services, and depreciation and amortization, partially offset by an increase in compensation and benefits, facilities costs, and technology support services.

North American Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our North American Equities segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019

	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$75.8	$75.4	0.5%	18.8%	22.8%	$253.0	$225.3	12.3%	18.5%	24.4%
Operating expenses	42.7	39.0	9.5%	10.6%	11.8%	115.0	114.9	0.1%	8.4%	12.4%
Operating income	$33.1	$36.4	(9.1)%	8.2%	11.0%	$138.0	$110.4	25.0%	10.1%	11.9%
EBITDA(1)	$50.0	$56.2	(11.0)%	12.4%	17.0%	$188.9	$167.4	12.8%	13.8%	18.1%
EBITDA margin(2)	66.0%	74.5%	*	*	*	74.7%	74.3%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $0.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a 33.3% increase in volumes traded on our U.S. Equities exchanges. For the three months ended September 30, 2020, the North American Equities segment’s operating income decreased $3.3 million compared to the three months ended September 30, 2019, primarily due to an increase in operating expenses. Operating expenses increased $3.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to an increase in other expenses, partially offset by a decline in depreciation and amortization.

Revenues less cost of revenues increased $27.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a 58.3% increase in volumes traded on our U.S. Equities exchanges. For the nine months ended September 30, 2020, the North American Equities segment’s operating income increased $27.6 million compared to the nine months ended September 30, 2019, primarily due to higher revenues less cost of revenues. Operating expenses increased $0.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase in other expenses and compensation and benefits, offset by a decline in depreciation and amortization and travel and promotional expenses.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019

	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$23.3	$38.3	(39.2)%	97.1%	96.7%	$84.3	$100.4	(16.0)%	96.8%	96.6%
Operating expenses	13.2	12.1	9.1%	55.0%	30.6%	39.0	36.5	6.8%	44.8%	35.1%
Operating income	$10.1	$26.2	(61.5)%	42.1%	66.2%	$45.3	$63.9	(29.1)%	52.0%	61.5%
EBITDA(1)	$10.9	$27.1	(59.8)%	45.4%	68.4%	$47.6	$65.4	(27.2)%	54.6%	62.9%
EBITDA margin(2)	46.8%	70.8%	*	*	*	56.5%	65.1%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $15.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a 38.4% decrease in Futures ADV. For the three months ended September 30, 2020, the Futures segment’s operating income decreased $16.1 million compared to the three months ended September 30, 2019, due to lower revenues less cost of revenues. Operating expenses increased $1.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to an increase in compensation and benefits and other expenses, partially offset by a decrease in professional fees and outside services and travel and promotional expenses.

Revenues less cost of revenues decreased $16.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a 16.3% decrease in Futures ADV. For the nine months ended September 30, 2020, the Futures segment’s operating income decreased $18.6 million compared to the nine months ended September 30, 2019, primarily due to lower revenues less cost of revenues. Operating expenses increased $2.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase in compensation and benefits, offset by a decrease in professional fees and outside services and travel and promotional expenses.

European Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our European Equities segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine months ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019

	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$31.6	$20.7	52.7%	80.8%	79.9%	$78.9	$65.9	19.7%	81.1%	77.6%
Operating expenses	22.3	15.9	40.3%	57.0%	61.4%	54.7	49.6	10.3%	56.2%	58.4%
Operating income	$9.3	$4.8	93.8%	23.8%	18.5%	$24.2	$16.3	48.5%	24.9%	19.2%
EBITDA(1)	$48.9	$11.9	310.9%	125.1%	45.9%	$78.1	$38.1	105.0%	80.3%	44.9%
EBITDA margin(2)	154.7%	57.5%	*	*	*	99.0%	57.8%	*	*	*

*Not meaningful

(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $10.9 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to additional revenue attributable to the acquisition of EuroCCP. For the three months ended September 30, 2020, the European Equities segment’s operating income increased $4.5 million compared to the three months ended September 30, 2019, due to higher revenues less cost of revenues. Operating expenses increased $6.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to an increase in compensation and benefits, professional fees and outside services, and technology support services as a result of the EuroCCP acquisition, partially offset by a decrease in other expenses and acquisition-related costs.

Revenues less cost of revenues increased $13.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due primarily due to additional revenue attributable to the acquisition of EuroCCP. For the nine months ended September 30, 2020, the European Equities segment’s operating income increased $7.9 million compared to the nine months ended September 30, 2019, primarily due to higher revenues less cost of revenues. Operating expenses increased $5.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase in compensation and benefits, professional fees and outside services, and technology support services as a result of the EuroCCP acquisition, partially offset by a decrease in other expenses and acquisition-related costs.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment:

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine months ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019

	(in millions, except percentages)					(in millions, except percentages)
Revenues less cost of revenues	$13.2	$13.1	0.8%	33.8%	50.6%	$43.8	$40.1	9.2%	45.0%	47.2%
Operating expenses	12.6	14.4	(12.5)%	32.2%	55.6%	39.1	43.4	(9.9)%	40.2%	51.1%
Operating income (loss)	$0.6	$(1.3)	146.2%	1.5%	(5.0)%	$4.7	$(3.3)	242.4%	4.8%	(3.9)%
EBITDA(1)	$6.9	$6.3	9.5%	17.6%	24.3%	$24.5	$19.2	27.6%	25.2%	22.6%
EBITDA margin(2)	52.3%	48.1%	*	*	*	55.9%	47.9%	*	*	*
*	Not meaningful
(1)	See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and adjusted EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues remained relatively flat for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. For the three months ended September 30, 2020, the Global FX segment’s operating income increased $1.9 million compared to the three months ended September 30, 2019, primarily due to a decline in operating expenses. Operating expenses decreased $1.8 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a decrease in depreciation and amortization, compensation and benefits, and professional fees and outside services.

Revenues less cost of revenues increased $3.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a 5.7% increase in Global FX market ADNV. For the nine months ended September 30, 2020, the Global FX segment’s operating income increased $8.0 million compared to the nine months ended September 30, 2019, due to a decline in operating expenses, coupled with higher revenues less costs of revenues. Operating expenses decreased $4.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a decrease in depreciation and amortization, professional fees and outside services, and travel and promotional expenses, partially offset by an increase in compensation and benefits.

Liquidity and Capital Resources

Below are charts that reflect elements of our capital allocation:

Outstanding Debt
(In millions)
$1,000.0
$750.0
$500.0
$250.0
$-
$867.1
$867.1
$939.1
$869.1
$70.0
September 30, 2019
September 30, 2020
Short-Term Debt
Long-Term Debt
Total

Dividends Paid
(in millions)
$110.0
$125.3
YTD 2019
YTD 2020

Repurchases under Share
Repurchase Program
(in millions)
$87.4
$261.1
YTD 2019
YTD 2020

Dividends per share
$0.98
$1.14
YTD 2019
YTD 2020

We expect our cash on hand at September 30, 2020 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, any dividends, potential strategic acquisitions, and opportunities for common stock repurchases under the previously announced program. We may also utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 11 (“Debt”) and Note 13 (“Clearing Operations”) of the condensed consolidated financial statements for further information. On July 1, 2020, in connection with the Company’s acquisition of EuroCCP, EuroCCP as borrower and the Company as guarantor of scheduled interest and fees on borrowings (but not the principal amount of any borrowings), entered into a Euro 1.5 billion committed syndicated multicurrency revolving and swingline credit facility agreement (the “Facility”). The Facility is available to be drawn by EuroCCP towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through EuroCCP’s clearing system and (b) financing any other liability or liquidity requirement of EuroCCP incurred in the operation of its clearing system. Borrowings under the Facility are secured by cash, eligible government bonds and eligible equity assets deposited by EuroCCP into secured accounts. As a result, should the Facility be drawn by EuroCCP it could potentially impact EuroCCP’s liquidity, and we can give no assurance that this Facility will be sufficient to meet all of such obligations or sufficiently mitigate EuroCCP’s liquidity risk to meet its payment obligations when due. Additionally, a default of the Facility may allow lenders to accelerate any related drawn amounts and may result in the acceleration of the Company’s other outstanding debt to which a cross-acceleration or cross-default provision applies, which may limit the Company’s liquidity, business and financing activities.

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

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of September 30, 2020 decreased $16.6 million from December 31, 2019, primarily due to share repurchases under the share repurchase program, purchases of available-for-sale financial investments, cash dividends paid on common stock, and acquisitions, partially offset by our results from operations. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $116.8 million as of September 30, 2020. The remaining balance was held in the United States and totaled $95.9 million as of September 30, 2020. Our cash and cash equivalents held outside of the United States as of December 31, 2019 totaled $85.8 million, and are held in various foreign subsidiaries. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include deferred compensation plan assets as well as investments with original or acquired maturities longer than three months but that mature in less than one year from the balance sheet date and are recorded at fair value. As of September 30, 2020 and December 31, 2019, financial investments consisted of U.S. Treasury securities and deferred compensation plan assets.

Cash Flow

The following table summarizes our cash flow data for the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended
	September 30,
	2020	2019

	(in millions)
Net cash provided by operating activities	$1,189.4	$395.1
Net cash (used in) provided by investing activities	(104.6)	31.3
Net cash used in financing activities	(332.6)	(549.0)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	3.1	(2.5)
Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$755.3	$(125.1)

	As of September 30,
	2020	2019

	(in millions)
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$212.7	$150.0
Restricted cash and cash equivalents (margin deposits and clearing funds)	771.9	—
Total	$984.6	$150.0

Net Cash Flows Provided by Operating Activities

During the nine months ended September 30, 2020, net cash provided by operating activities was $808.5 million higher than net income. The variance is primarily attributed to the addition of $771.9 million of restricted cash and cash equivalents (margin deposits and clearing funds) resulting from the EuroCCP acquisition, the adjustment for depreciation expense of $118.0 million, the change for accounts payable and accrued liabilities of $21.4 million, the change in unrecognized tax benefits of $21.4 million, and the stock-based compensation expense of $17.3 million, partially offset by the change in Section 31 fees payable of $59.4 million, the change in accounts receivable of $43.3 million, and the bargain purchase gain of $32.6 million for the nine months ended September 30, 2020.

Net cash flows provided by operating activities were $1,189.4 million and $395.1 million for the nine months ended September 30, 2020 and 2019, respectively. The change in net cash flows provided by operating activities was primarily due to the addition of clearing funds resulting from the EuroCCP acquisition and the increase in net income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Net Cash Flows (Used in) Provided by Investing Activities

Net cash flows (used in) provided by investing activities were $(104.6) million and $31.3 million for the nine months ended September 30, 2020 and 2019, respectively. The variance is primarily due to additional purchases of available-for-sale financial investments, net of proceeds from maturities, and acquisitions, net of cash acquired for the nine months ended September 30, 2020.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities for the nine months ended September 30, 2020 and 2019 were $332.6 million and $549.0 million, respectively. The variance is primarily attributed to the $350.0 million principal payment of long-term debt during the nine months ended September 30, 2019, partially offset by share repurchases, which were $261.1 million and $87.4 million for the nine months ended September 30, 2020 and 2019, respectively, borrowings under the Revolving Credit Facility of $70.0 million in the nine months ended September 30, 2020, and cash dividends, which were $125.3 million and $110.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Financial Assets

The following summarizes our financial assets, excluding margin deposits and clearing funds, as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$212.7	$229.3
Financial investments	22.8	71.0
Less deferred compensation plan assets	(22.3)	(23.4)
Less cash collected for Section 31 Fees	—	(69.0)
Adjusted Cash (1)	$213.2	$207.9
(1)	Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments, minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020	December 31, 2019
Term Loan Agreement	$225.0	$225.0
3.650% Senior Notes	650.0	650.0
Revolving Credit Agreement	70.0	—
EuroCCP Credit Facility	—	—
Less unamortized discount and debt issuance costs	(5.9)	(7.4)
Total debt	$939.1	$867.6

As of September 30, 2020 and December 31, 2019, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of September 30, 2020, we had an additional $80.0 million available through our revolving credit facility, with the ability to borrow another $100.0 million by increasing the commitments under the facility. Together with adjusted cash, we had $293.2 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of September 30, 2020.

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

Under the program, for the three months ended September 30, 2020, the Company repurchased 465,366 shares of common stock at an average cost per share of $89.92, totaling $41.8 million. Since inception of the program through September 30, 2020, the Company has repurchased 16,236,415 shares of common stock at an average cost per share of $65.40, totaling $1.1 billion.

As of September 30, 2020, the Company had $288.1 million of availability remaining under its existing share repurchase authorizations.

OCC Capital Plan

The Company’s contributed capital to OCC has been recorded under investments in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. Under OCC’s current capital management policy, which was approved by the SEC on January 24, 2020, if OCC’s equity capital falls below certain defined thresholds, OCC can access additional capital through an operational loss fee charged to clearing members. None of OCC’s shareholders (including Cboe Options) has any obligation to contribute capital to OCC under the capital management policy, nor does any shareholder have the right to receive dividends from OCC under such policy. OCC did not pay its shareholders any dividend or other return on the retained portion of their capital contributions. As such, the Company reversed the $8.8 million OCC dividend declared in 2018, which was to be paid in 2019, in other expense, net in the condensed consolidated statement of income for the nine months ended September 30, 2019.

Commercial Commitments and Contractual Obligations

As of September 30, 2020, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations and other obligations. See Note 22 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 11 (“Debt”) for a discussion of the outstanding debt, Note 13 (“Clearing Operations”) for information on EuroCCP’s clearinghouse exposure guarantee, and Note 23 (“Leases”) for discussion on operating leases and equipment leases.

Off Balance Sheet Arrangements

See Note 13 (“Clearing Operations”) for discussion on contingent assets and liabilities related to clearing operations in connection with the Company’s acquisition of EuroCCP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of our operating activities, we are exposed to market risks such as foreign currency exchange rate risk, equity risk, credit risk, interest rate risk, and liquidity risk. We have implemented policies and procedures to measure, manage and monitor and report risk exposures, which are reviewed regularly by management and our board of directors.

Foreign Currency Exchange Rate Risk

Our operations in Europe, Canada and Asia are subject to currency translation risk as revenues and expenses are denominated in foreign currencies, primarily the British pound, Canadian dollar, Singapore dollar, Hong Kong dollar, and the Euro. We also have de minimis exposure to other foreign currencies, including the Swiss Franc, Norwegian Kroner, Swedish Krona and Danish Kroner.

For the three and nine months ended September 30, 2020, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table:

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	British		Canadian	British		Canadian
	Pound (1)	Euro (1)	Dollar (1)	Pound (1)	Euro (1)	Dollar (1)

	(in millions, except percentages)			(in millions, except percentages)
Foreign denominated % of:
Revenues	0.2%	1.8%	0.1%	2.3%	0.6%	0.1%
Cost of revenues	0.8%	0.7%	—%	0.8%	0.2%	—%
Operating expenses	4.2%	5.2%	0.7%	5.7%	2.2%	0.7%
Impact of 10% adverse currency fluctuation on:
Revenues	$0.2	$1.4	$0.1	$5.5	$2.1	$0.1
Cost of revenues	0.4	0.3	—	1.4	0.5	—
Operating expenses	0.6	0.8	0.1	2.4	1.2	0.1
(1)	An average foreign exchange rate to the U.S. dollar for the period was used.

Equity Risk

Our investment in European and Canadian operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European business are denominated in British pounds or Euros. The assets and liabilities of our Canadian business are denominated in Canadian dollars. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income (loss) within stockholders’ equity on our condensed consolidated balance sheet.

Our primary exposure to this equity risk as of September 30, 2020 is presented by foreign currency in the following table:

	British		Canadian
	Pounds (1)	Euro (1)	Dollars (1)
	(in millions)	(in millions)	(in millions)
Net equity investment in Cboe Europe Limited, EuroCCP, and MATCHNow	$662.3	$84.6	$78.4
Impact on consolidated equity of a 10% adverse currency fluctuation	66.2	8.5	7.8
(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds per U.S. dollar, Euros per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of September 30, 2020.

Credit Risk

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by considering such risk when selecting the counterparties with which we make investments and execute agreements.

We do not have counterparty credit risk with respect to trades matched on our exchanges in the U.S., Canada, and Europe. With respect to listed equities, we deliver matched trades of our customers to the National Security Clearing Corporation (“NSCC”) without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all equity transactions occurring on BZX, BYX, EDGX and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, EDGX and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades. With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on MATCHNow and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades.

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

As a result of the acquisition of EuroCCP on July 1, 2020, the Company is exposed to further credit risk through our clearing operations. EuroCCP holds material amounts of clearing participant collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as liquidity and market risks. The following is a summary of the risks associated with these deposits and how these risks are mitigated:

●	Credit Risk - The credit risk is predominantly in the event a clearing participant fails to meet a financial or contractual obligation. EuroCCP attempts to mitigate this risk through minimum participant requirements for clearing participants and monitoring their financial health. To cover potential loss to EuroCCP in the event of a clearing participant default, collateral is required from clearing participants. Besides potential defaults of clearing participants, the main credit risk faced by the clearinghouse is exposure to clearing participants when a trade fails to settle. To help mitigate this risk, a fail fee is charged to discourage late settlements. This fee covers EuroCCP’s costs but also acts as a deterrent as required by Regulation (EU) No 236/2012 on short selling, together with certain aspects of credit default swaps.
●	Liquidity Risk - Liquidity risk is the risk EuroCCP may not be able to meet its payment obligations in the right currency, in the right place and at the right time. To help mitigate this risk, EuroCCP monitors its liquidity requirements closely and maintains funds and assets in a manner which attempt to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, holding funds with a central bank where possible or making only short-term investments serves to help reduce liquidity risks. Liquidity is mainly required for securities settlement. The payment and settlement obligations generally stem from the function of EuroCCP as a cash equity clearinghouse: shares are bought and sold by clearing participants on a trading platform or OTC, and netted to settle two days later. During the settlement the actual payment for and delivery of the shares take place, this process requires intraday liquidity. If counterparties, which receive shares against payment, are unable to settle, an overnight liquidity need arises. The overnight liquidity is typically very short term, and is usually limited to a few days.
●	Market Risk - EuroCCP is also exposed to market risk in the event that a clearing participant defaults and the market prices of the securities in its open positions have moved adversely so the clearinghouse can only close out the participant’s obligations at a loss. To help mitigate market risk, EuroCCP collects collateral from clearing participants to cover for the probable loss during normal market conditions, together with contributions to the clearing fund to cover losses if a default occurred during extreme but plausible market conditions. Adverse movements in exchange rates affecting the value of obligations and collateral are factored into the calculation of the amount of collateral to be collected.

On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations. Any such effects to date have been minimal.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of September 30, 2020 and 2019, our cash and cash equivalents and financial investments on the condensed consolidated balance sheets, were $235.5 million and $150.5 million, respectively, of which $116.8 million and $54.8 million is held outside of the United States in various foreign subsidiaries as of September 30, 2020 and 2019, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

As of September 30, 2020, we had $939.1 million in outstanding debt, of which $645.7 million relates to our 3.650% Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. The remaining amounts outstanding of $223.4 million and $70.0 million relates to the Term Loan Agreement and Revolving Credit Agreement, respectively, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in interest rates relating to the amounts outstanding under the Term Loan Agreement and Revolving Credit Agreement as of September 30, 2020 would decrease annual pre-tax earnings by $2.2 million and $0.7, respectively, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the EuroCCP Credit Facility, as these facilities bear interest at fluctuating rates. We currently have $70 million of outstanding borrowings under the Revolving Credit agreement and no outstanding borrowings under the EuroCCP Credit Facility. See Note 11 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.

Liquidity Risk

We are exposed to liquidity risk in relation to the cross-acceleration and cross-default provisions within the Term Loan Agreement and the Revolving Credit Agreement as a result of the Company, as guarantor, entering into the EuroCCP Credit Facility. A default of the Facility may allow lenders to accelerate any related drawn amounts and may result in the acceleration of the Company’s other outstanding debt to which a cross-acceleration or cross-default provision applies, which may limit the Company’s liquidity, business and financing activities. See Note 11 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.

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
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during third quarter 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

Cboe Global Markets, Inc. incorporates herein by reference the discussion set forth in Note 20 (“Income Taxes”) and Note 22 (“Commitments, Contingencies, and Guarantees”) of the condensed consolidated financial statements included herein.

Other than the legal proceedings below, there have been no material updates during the period covered by this Form 10-Q to the Legal Proceedings as set forth in Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2019.

Consolidated Data Plans

On May 6, 2020, the SEC issued a final order (the “Order”) that would require U.S. equities exchanges and FINRA to develop and file a new consolidated data plan (the “Plan”) that would replace the three current U.S. equities tape data plans and require certain governance provisions, such as changes to the voting structure. Pursuant to the Order, the Company and the other U.S. equities exchanges and FINRA are required to file the proposed Plan for public comment before the SEC takes any definitive action on such new plan. Until and if the SEC approves a new plan, the current data plans will continue to govern. On June 29, 2020, the Company filed a Petition for Review in the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) asserting the Order is unlawful. On October 14, 2020, the D.C. Circuit issued an order setting forth a briefing schedule and briefing will conclude on March 12, 2021. The Order may cause the Company’s equities exchanges, BZX, BYX, EDGX, and EDGA, to require additional resources to comply with or challenge the Order and it may have a material impact on our business, financial condition and operating results if, for example, there is a negative impact on the market data fees the Company’s equities exchanges are able to charge. The Company intends to litigate the matter vigorously.

Item 1A.   Risk Factors.

There have been no material updates during the period covered by this Form 10-Q to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent Quarterly Reports on Form 10-Q. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any of these risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.

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

The table below shows the purchases of equity securities by the Company which settled during the three months ended September 30, 2020, reflecting the purchase of common stock under the Company's share repurchase program:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that May
			as Part of Publicly	Yet Be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or Programs
Period	Shares Purchased	Paid per Share	or Programs	(in millions)
July 1 to July 31, 2020	—	$—	—	$329.9
August 1 to August 31, 2020	170,141	90.46	170,141	314.5
September 1 to September 30, 2020	295,225	89.60	295,225	288.1
Total	465,366	$89.92	465,366

Purchase of common stock from employees

The table below reflects the acquisition of common stock by the Company in the three months ended September 30, 2020 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31, 2020	490	$92.97
August 1 to August 31, 2020	296	88.01
September 1 to September 30, 2020	—	—
Total	786

Use of Proceeds

None.

Item 3.       Defaults upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

Exhibit No.	Description
3.1	Sixth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on October 7, 2020.

10.1

Amendment No. 17 to the Restated License Agreement, dated November 1, 1994, by and between Standard & Poor’s Financial Services LLC (as successor-in-interest to Standard & Poor’s, a division of McGraw-Hill, Inc.) and Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), made as of August 1, 2020 (filed herewith). +

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

+Certain confidential portions (as indicated therein) of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBOE GLOBAL MARKETS, INC.
Registrant

By:	/s/ Edward T. Tilly
Edward T. Tilly
President and Chief Executive Officer
(Principal Executive Officer)
Date: October 30, 2020

By:	/s/ Brian N. Schell
Brian N. Schell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: October 30, 2020