Form 10-Q
period 2021-03-31
Cboe Global Markets, Inc.
filed 2021-04-30
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	April 23, 2021
Common Stock, par value $0.01 per share	106,685,785 shares

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

●	“Cboe,” “we,” “us,” “our” or “the Company” refers to Cboe Global Markets, Inc. and its subsidiaries.
●	“ADV” means average daily volume.
●	“ADNV” means average daily notional value.
●	“AFM” refers to the Netherlands Authority for the Financial Markets.
●	“ATS” refers to an alternative trading system.
●	“Bats Global Markets” and “Bats” refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
●	“BIDS Trading” refers to BIDS Trading, L.P., a wholly-owned subsidiary of Cboe Global Markets, Inc. The ATS operated by BIDS Trading is not a registered national securities exchange or a facility thereof.
●	“BYX” refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“C2” refers to Cboe C2 Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Chi-X Europe” refers to Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Europe Equities” refers to the combined businesses of Cboe Europe and Cboe NL.
●	“Cboe Europe” refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the UK operator of our Multilateral Trading Facility (“MTF”), our Regulated Market (“RM”), and our Approved Publication Arrangement (“APA”) under its Recognized Investment Exchange (“RIE”) status.
●	“Cboe FX” refers to Cboe FX Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe NL” refers to Cboe Europe BV, a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
●	“Cboe Options” refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe SEF” refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Trading” refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United States.
●	“CFE” refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFTC” refers to the U.S. Commodity Futures Trading Commission.
●	“EDGA” refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“EDGX” refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“ESMA” refers to the European securities and Markets Authority.
●	“EuroCCP” refers to European Central Counterparty N.V., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Exchanges” refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.
●	“FASB” refers to the Financial Accounting Standards Board.
●	“FCA” refers to the UK Financial Conduct Authority.
●	“FINRA” refers to the Financial Industry Regulatory Authority.
●	“GAAP” refers to Generally Accepted Accounting Principles in the United States.
●	“IIROC” refers to the Investment Industry Regulatory Organization of Canada.
●	“MATCHNow” refers to TriAct Canada Marketplace LP, a wholly-owned subsidiary of Cboe Global Markets, Inc., the operator of our Canadian ATS called MATCHNow.
●	“Merger” refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
●	“OCC” refers to The Options Clearing Corporation.
●	“OPRA” refers to Options Price Reporting Authority, LLC.
●	“SEC” refers to the U.S. Securities and Exchange Commission.
●	“SPX” refers to our S&P 500 Index exchange-traded options products.
●	“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
●	“VIX” refers to our Cboe Volatility Index exchange traded options and futures products.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except par value data and share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$263.3	$245.4
Financial investments	95.5	92.4
Accounts receivable, net of $0.6 allowance for credit losses at March 31, 2021 and $0.6 at December 31, 2020	374.8	337.3
Margin deposits and clearing funds	1,260.0	812.1
Income taxes receivable	—	53.1
Other current assets	39.5	26.5
Total current assets	2,033.1	1,566.8

Investments	40.7	42.7
Property and equipment, net	83.4	82.6
Property held for sale	13.0	13.0
Operating lease right of use assets	108.5	111.0
Goodwill	2,898.0	2,895.1
Intangible assets, net	1,698.1	1,729.0
Other assets, net	83.3	76.3
Total assets	$6,958.1	$6,516.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$247.5	$250.0
Section 31 fees payable	92.2	152.9
Deferred revenue	21.2	10.2
Margin deposits and clearing funds	1,260.0	812.1
Income taxes payable	7.2	4.2
Current portion of long-term debt	49.0	68.7
Current portion of contingent consideration liabilities	17.0	15.2
Total current liabilities	1,694.1	1,313.3

Long-term debt	1,138.8	1,135.2
Unrecognized tax benefits	174.2	164.7
Deferred income taxes	372.0	377.6
Non-current operating lease liabilities	129.1	132.1
Contingent consideration liabilities	15.1	17.5
Other non-current liabilities	30.6	27.2
Total liabilities	3,553.9	3,167.6
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 126,182,945 and 106,934,077 shares issued and outstanding, respectively at March 31, 2021 and 125,998,967 and 107,299,933 shares issued and outstanding, respectively at December 31, 2020	1.3	1.2
Common stock in treasury, at cost, 19,248,868 shares at March 31, 2021 and 18,699,034 shares at December 31, 2020	(1,303.7)	(1,250.4)
Additional paid-in capital	2,725.1	2,713.3
Retained earnings	1,901.7	1,809.8
Accumulated other comprehensive income, net	79.8	75.0
Total stockholders’ equity	3,404.2	3,348.9
Total liabilities and stockholders’ equity	$6,958.1	$6,516.5

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Transaction and clearing fees	$763.2	$661.5
Access and capacity fees	66.4	57.7
Market data fees	63.8	56.2
Regulatory fees	101.5	136.8
Other revenue	15.9	9.3
Total revenues	1,010.8	921.5
Cost of revenues:
Liquidity payments	501.8	392.4
Routing and clearing	27.1	16.0
Section 31 fees	91.9	127.4
Royalty fees	20.3	27.4
Other	4.2	—
Total cost of revenues	645.3	563.2
Revenues less cost of revenues	365.5	358.3
Operating expenses:
Compensation and benefits	72.3	53.3
Depreciation and amortization	42.0	40.5
Technology support services	17.2	11.9
Professional fees and outside services	15.6	14.9
Travel and promotional expenses	1.6	2.1
Facilities costs	5.3	4.1
Acquisition-related costs	3.4	0.8
Other expenses	3.5	4.3
Total operating expenses	160.9	131.9
Operating income	204.6	226.4
Non-operating (expenses) income:
Interest expense, net	(12.3)	(7.3)
Other income (expense), net	0.6	(1.6)
Income before income tax provision	192.9	217.5
Income tax provision	55.7	60.1
Net income	137.2	157.4
Net income allocated to participating securities	(0.4)	(0.4)
Net income allocated to common stockholders	$136.8	$157.0
Basic earnings per share	$1.27	$1.42
Diluted earnings per share	$1.27	$1.42

Basic weighted average shares outstanding	107.3	110.4
Diluted weighted average shares outstanding	107.4	110.6

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended March 31,
	2021	2020
Net income	$137.2	$157.4
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	4.8	(37.5)
Comprehensive income	142.0	119.9
Comprehensive income allocated to participating securities	(0.4)	(0.4)
Comprehensive income allocated to common stockholders, net of income tax	$141.6	$119.5

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2021 and March 31, 2020

(unaudited)

(in millions, except per share amounts)

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	income, net	equity
Balance at December 31, 2020	$—	$1.2	$(1,250.4)	$2,713.3	$1,809.8	$75.0	$3,348.9
Cash dividends on common stock of $0.42 per share	—	—	—	—	(45.3)	—	(45.3)
Stock-based compensation	—	0.1	—	11.7	—	—	11.8
Repurchases of common stock from employee stock plans	—	—	(5.7)	—	—	—	(5.7)
Purchase of common stock	—	—	(47.6)	—	—	—	(47.6)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	137.2	—	137.2
Other comprehensive income	—	—	—	—	—	4.8	4.8
Balance at March 31, 2021	$—	$1.3	$(1,303.7)	$2,725.1	$1,901.7	$79.8	$3,404.2

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	income, net	equity
Balance at December 31, 2019	$—	$1.2	$(887.1)	$2,691.3	$1,512.6	$37.6	$3,355.6
Transition adjustment for adoption of Current Expected Credit Losses standard at January 1, 2020	—	—	—	—	(0.4)	—	(0.4)
Cash dividends on common stock of $0.36 per share	—	—	—	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	—	8.3	—	—	8.3
Repurchases of common stock from employee stock plans	—	—	(13.9)	—	—	—	(13.9)
Purchase of common stock	—	—	(119.5)	—	—	—	(119.5)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	157.4	—	157.4
Other comprehensive loss	—	—	—	—	—	(37.5)	(37.5)
Balance at March 31, 2020	$—	$1.2	$(1,020.5)	$2,699.7	$1,629.6	$0.1	$3,310.1

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$137.2	$157.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.0	40.5
Amortization of debt issuance cost and debt discount	0.7	0.5
Realized gain on available-for-sale financial investments	—	(0.4)
Provision for accounts receivable credit losses	0.2	0.7
Provision for deferred income taxes	(5.8)	(3.8)
Stock-based compensation expense	11.7	8.3
Impairment charge of investment	0.6	—
Equity in investments	0.4	(0.5)
Changes in assets and liabilities:
Accounts receivable	(37.6)	(164.1)
Restricted cash and cash equivalents (margin deposits and clearing funds)	447.9	—
Income taxes receivable	53.1	45.3
Other current assets	(12.8)	0.8
Other assets	(6.1)	(6.2)
Accounts payable and accrued liabilities	(2.5)	37.4
Section 31 fees payable	(60.6)	30.1
Deferred revenue	11.0	11.4
Income taxes payable	3.1	(0.8)
Unrecognized tax benefits	9.5	6.2
Other liabilities	7.1	0.5
Net cash provided by operating activities	599.1	163.3
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(61.6)
Purchases of available-for-sale financial investments	(71.0)	(24.5)
Proceeds from maturities of available-for-sale financial investments	67.6	47.3
Contributions to investments	—	(1.6)
Purchases of property and equipment	(9.9)	(10.6)
Net cash used in investing activities	(13.3)	(51.0)
Cash flows from financing activities:
Principal payments of current portion of long-term debt	(20.0)	—
Cash dividends on common stock	(45.3)	(40.0)
Repurchases of common stock from employee stock plans	(5.7)	(13.9)
Payment of contingent consideration from acquisition	(0.8)	(2.3)
Shares issued under employee stock purchase plan	(0.1)	—
Purchase of common stock	(47.6)	(119.5)
Net cash used in financing activities	(119.5)	(175.7)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(0.5)	(0.7)
Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	465.8	(64.1)
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,057.5	229.3
End of period	$1,523.3	$165.2
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	263.3	165.2
Restricted cash and cash equivalents (margin deposits and clearing funds)	1,260.0	—
Total	$1,523.3	$165.2
Supplemental disclosure of cash transactions:
Cash paid for income taxes	$2.8	$13.5
Cash paid for interest	13.8	1.6
Supplemental disclosure of noncash investing activities:
Accounts receivable acquired	$—	$0.7
Goodwill acquired	—	60.4
Intangible assets acquired	—	20.3
Accounts payable and accrued expenses assumed	—	(1.4)
Deferred revenue acquired	—	(1.3)
Contingent consideration related to acquisitions	—	(17.5)

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Cboe Global Markets, Inc. (“Cboe” or “the Company”) provides cutting-edge trading and investment solutions to market participants around the world. The Company is committed to defining markets through product innovation, leading edge technology, and seamless trading solutions.

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

The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Calgary, Hong Kong, Kansas City, London, New York, San Francisco, Sarasota Springs, Singapore, and Toronto.

Basis of Presentation

These interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP as established by FASB for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Segment information

The Company has five business segments: Options, North American Equities, Futures, Europe (formerly European Equities), and Global FX, which is reflective of how the Company’s chief operating decision-maker reviews and operates the business. See Note 14 (“Segment Reporting”) for more information.

Update to Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements - Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This ASU removed certain income tax exceptions and modifies existing guidance to simplify the accounting for income taxes. For public entities, the update was effective for fiscal years and interim period within those fiscal years, beginning after December 15, 2020. The Company adopted this ASU on January 1, 2021, which did not result in a material impact to the condensed consolidated financial statements and disclosures.

Recent Accounting Pronouncements - Issued, not yet Adopted

There are no applicable material accounting pronouncements that have been issued but are not yet adopted as of March 31, 2021.

2.   REVENUE RECOGNITION

The Company’s main types of revenue contracts are:

●	Transaction and clearing fees - Transaction fees represent fees charged by the Company for meeting the point-in-time performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees are recognized across all segments. Clearing fees, which include settlement fees, are charged by the Company for transactions cleared and settled by EuroCCP. Clearing fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Clearing fees are recognized in the Europe segment. Transaction and clearing fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules.
●	Access and capacity fees - Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. Facilities, systems services and other fees are generally monthly fee-based. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligations are met. All access and capacity fees associated with the trading floor are recognized over time in the Options segment, as the performance obligations are met.
●	Market data fees - Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the Exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data to meet its performance obligation. U.S. tape plan market data is recognized in the North American Equities and Options segments. Proprietary market data fees are recognized across all segments.
●	Regulatory fees - There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC for meeting the point-in-time performance obligation of executing a trade on its markets. The fees charged to customers are based on the fee set by the SEC per notional value of U.S. Equities exchange transactions and per round turn of Options transactions executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the North American Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principal in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) which supports the Company’s regulatory oversight function in the Options segment, along with other miscellaneous regulatory fees, and neither can be used for non-regulatory purposes. The ORF and miscellaneous fees are recognized when the performance obligation is fulfilled.

●	Other revenue - Other revenue primarily includes revenue from various licensing agreements, net interest income from clearing operations, all fees related to the trade reporting facility operated in the Europe segment, and revenue associated with advertisements through the Company’s websites.

All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers, with the exception of net interest income from clearing operations. The following table depicts the disaggregation of revenue according to segment (in millions):

		North				Corporate
		American			Global	Items and
	Options	Equities	Futures	Europe	FX	Eliminations	Total
Three Months Ended March 31, 2021
Transaction and clearing fees	$308.7	$381.8	$25.6	$34.7	$12.4	$—	$763.2
Access and capacity fees	29.4	23.4	4.4	7.1	2.1	—	66.4
Market data fees	20.5	37.5	1.6	4.0	0.2	—	63.8
Regulatory fees	19.1	82.4	—	—	—	—	101.5
Other revenue	4.7	0.9	—	10.0	—	0.3	15.9
	$382.4	$526.0	$31.6	$55.8	$14.7	$0.3	$1,010.8
Timing of revenue recognition
Services transferred at a point in time	$332.5	$465.1	$25.6	$44.7	$12.4	$0.3	$880.6
Services transferred over time	49.9	60.9	6.0	11.1	2.3	—	130.2
	$382.4	$526.0	$31.6	$55.8	$14.7	$0.3	$1,010.8

Three Months Ended March 31, 2020
Transaction and clearing fees	$284.2	$304.0	$35.9	$22.3	$15.1	$—	$661.5
Access and capacity fees	27.2	20.0	4.0	4.9	1.6	—	57.7
Market data fees	17.2	34.0	1.6	3.2	0.2	—	56.2
Regulatory fees	22.3	114.5	—	—	—	—	136.8
Other revenue	5.6	1.2	—	2.5	—	—	9.3
	$356.5	$473.7	$41.5	$32.9	$16.9	$—	$921.5
Timing of revenue recognition
Services transferred at a point in time	$312.1	$419.7	$35.9	$24.8	$15.1	$—	$807.6
Services transferred over time	44.4	54.0	5.6	8.1	1.8	—	113.9
	$356.5	$473.7	$41.5	$32.9	$16.9	$—	$921.5

Contract liabilities as of March 31, 2021 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at January 1, 2021	Cash Additions	Revenue Recognized	Balance at March 31, 2021
Liquidity provider sliding scale (1)	$—	$7.2	$(1.8)	$5.4
Other, net	10.2	8.4	(2.8)	15.8
Total deferred revenue	$10.2	$15.6	$(4.6)	$21.2
(1)	Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

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

On July 1, 2020, the Company completed the acquisition of the remaining 80% interest in EuroCCP, a pan-European equities clearinghouse, which is included in the Company’s Europe segment. Of the acquisition’s purchase price of the remaining interest, $32.3 million was allocated to intangible assets and $56.0 million was allocated to working capital upon consolidation. Prior to signing the agreement to acquire the remaining 80% of EuroCCP, the Company agreed on the purchase price with the other shareholders, as they were looking to liquidate their investments in EuroCCP. That agreement gave way to a $32.6 million bargain purchase gain, which was included in other non-operating income, net in the condensed consolidated statement of income in the third quarter of 2020. These amounts represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. In connection with the acquisition, EuroCCP put in place a committed revolving credit facility of up to €1.5 billion, see Note 10 (“Debt”) for more information. See below for further discussion of intangible assets acquired.

On December 31, 2020, the Company purchased BIDS Holdings (“BIDS”). BIDS Holdings owns BIDS Trading, LP, a registered broker-dealer and the operator of the BIDS ATS, the largest block-trading ATS by volume in the U.S. The ATS operated by BIDS is not a registered national securities exchange or a facility thereof. The acquisition of BIDS provided the Company with a foothold in the off-exchange segment of the U.S. equities market, which allowed the Company’s presence in the North American Equities segment to expand. Of the acquisitions purchase price, $100.5 million was allocated to goodwill, $156.4 million was allocated to intangible assets, and $22.8 million was allocated to working capital. These amounts represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. See below for further discussion of intangible assets acquired. The acquisition was funded by the Company’s most recent debt issuance, which the Company secured on December 9, 2020. See Note 10 (“Debt”) for a discussion of debt agreements.

The following table presents the details of intangible assets at the dates of acquisition (in millions). All acquired intangible assets with finite lives are amortized using the straight-line method.

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

Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company expensed $3.4 million of acquisition-related costs during the three months ended March 31, 2021, which included $2.8 million of professional fees and other expenses and $0.6 million of impairment charges related to investments. The Company expensed $0.8 million of acquisition-related costs during the three months ended March 31, 2020, which included $0.7 million of professional fees and $0.1 million of compensation-related costs. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

4.   INVESTMENTS

As of March 31, 2021 and December 31, 2020, the Company’s investments were comprised of the following (in millions):

	March 31,	December 31,
	2021	2020
Equity method investments:
Investment in Signal Trading Systems, LLC	$—	$2.0
Total equity method investments	—	2.0

Other equity investments:
Investment in Eris Exchange Holdings, LLC	20.0	20.0
Investment in American Financial Exchange, LLC	10.6	10.6
Investment in Cboe Vest Financial Group, Inc.	2.9	2.9
Investment in Eris Digital Holdings, LLC	0.8	0.8
Investment in OCC	0.3	0.3
Other equity investments	6.1	6.1
Total other equity investments	40.7	40.7

Total investments	$40.7	$42.7

Equity Method Investments

Equity method investments included investments in Signal Trading Systems, LLC, a 50% joint venture with FlexTrade System, Inc. (“FlexTrade”) to develop and market PULSe, a multi-asset front-end order entry system. In 2020, the Company commenced an initiative to migrate PULSe, and its related activity to Cboe Silexx, LLC, a wholly-owned subsidiary of the Company. PULSe was decommissioned as of December 31, 2020, and the joint venture with FlexTrade was wound down during the first quarter of 2021. The Company concluded that the remaining investment in Signal had no future economic value and the remaining balance was written off as of March 31, 2021. The loss related to the write-off was included within acquisition-related costs in the condensed consolidated statements of income.

Other Equity Investments

The carrying amount of other equity investments is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the measurement alternative given the absence of readily determinable fair values for the respective investments and due to the Company’s inability to exercise significant influence over the investments based upon the respective ownership interests held. As of March 31, 2021, other equity investments primarily reflect a 20% investment in OCC and minority investments in Eris Exchange Holdings, LLC, American Financial Exchange, LLC, and other equity investments.

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2021 and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Construction in progress	$2.1	$2.0
Furniture and equipment	233.6	227.1
Total property and equipment	235.7	229.1
Less accumulated depreciation	(152.3)	(146.5)
Property and equipment, net	$83.4	$82.6

Depreciation expense using the straight-line method was $7.4 million and $6.2 million for the three months ended March 31, 2021 and 2020, respectively.

As a result of the Merger, there was a reduction in employee workspace needed in Chicago, which led to the decision to market for sale the headquarters location. The Company classified the associated land, building, and certain furniture and equipment of the headquarters location as held for sale, performed an impairment assessment, and ceased depreciation effective May 1, 2019, as the Company anticipated selling the property held for sale in less than twelve months. As of March 31, 2021, the headquarters location remains on the market for sale and management’s intent to sell the property is unchanged, and the total value of the property classified as property held for sale on the condensed consolidated balance sheet was $13.0 million. As a result of an evaluation of the headquarters location’s classification as held for sale during the second quarter of 2020, an impairment assessment was performed and an additional impairment charge of $8.1 million was recorded in acquisition-related costs within the Options segment in the accompanying condensed consolidated statements of income. The impact of ceasing depreciation of the property held for sale did not result in a material impact to the condensed consolidated financial statements.

6. CREDIT LOSSES

Current expected credit losses are estimated for accounts receivable and notes receivable. The notes receivable included within other assets, net on the condensed consolidated balance sheets primarily relate to the consolidated audit trail (“CAT”), which involves the creation of an audit trail that strives to enhance regulators’ ability to monitor trading activity in the U.S. markets through a phased implementation. While the funding of the CAT is ultimately expected to be provided by both SROs (which includes the Exchanges) and industry members, until fee filings associated with the funding model are approved by the SEC, the funding to date has solely been provided by the SROs. The funding by the SROs has been done in exchange for promissory notes, which are expected to be repaid once such industry member fees are collected. Until those fees are collected, the SROs may continue to incur additional significant costs. The allowance for notes receivable credit losses associated with the CAT is calculated using a probability of default methodology. Accounts receivable represent amounts due from the Company’s member firms. The allowance for accounts receivable credit losses is calculated using an aging schedule. The following represents the changes in allowance for credit losses during the three months ended March 31, 2021 (in millions):

	Balance at January 1, 2021	Current period provision for expected credit losses	Write-offs charged against the allowance	Recoveries collected	Balance at March 31, 2021
Allowance for notes receivable credit losses	$30.1	$—	$—	$—	$30.1
Allowance for accounts receivable credit losses	0.6	0.2	(0.2)	—	0.6
Total allowance for credit losses	$30.7	$0.2	$(0.2)	$—	$30.7

7.   OTHER ASSETS, NET

Other assets, net consisted of the following as of March 31, 2021 and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Software development work in progress	$10.4	$8.4
Data processing software	92.5	92.6
Less accumulated depreciation and amortization	(65.3)	(63.5)
Data processing software, net	37.6	37.5
Other assets (1)	45.7	38.8
Other assets, net	$83.3	$76.3
(1)	At March 31, 2021 and December 31, 2020, the majority of the balance included long-term prepaid assets and notes receivable. See Note 6 (“Credit Losses”) for more information on the notes receivable included within other assets, net on the condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the notes receivable, net balance was $39.7 million and $32.6 million, respectively.

Amortization expense related to data processing software was $1.7 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively.

8.   GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents the details of goodwill by segment (in millions):

		North American
	Options	Equities	Europe	Global FX	Total
Balance as of December 31, 2020	$305.8	$1,877.3	$444.8	$267.2	$2,895.1
Changes in foreign currency exchange rates	—	0.4	2.5	—	2.9
Balance as of March 31, 2021	$305.8	$1,877.7	$447.3	$267.2	$2,898.0

Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Global FX. No goodwill has been allocated to Futures. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.

The following table presents the details of the intangible assets (in millions):

		North American
	Options	Equities	Europe	Global FX	Total
Balance as of December 31, 2020	$173.4	$1,055.5	$386.8	$113.3	$1,729.0
Amortization	(3.8)	(17.1)	(6.2)	(5.8)	(32.9)
Changes in foreign currency exchange rates	—	0.4	1.6	—	2.0
Balance as of March 31, 2021	$169.6	$1,038.8	$382.2	$107.5	$1,698.1

For the three months ended March 31, 2021 and 2020, amortization expense was $32.9 million and $32.5 million, respectively. The estimated future amortization expense is $91.1 million for the remainder of 2021, $110.9 million for 2022, $99.6 million for 2023, $77.9 million for 2024, and $67.2 million for 2025.

The following tables present the categories of intangible assets as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021				Weighted
		North			Average
		American			Amortization
	Options	Equities	Europe	Global FX	Period (in years)
Trading registrations and licenses	$95.5	$592.2	$219.6	$—	Indefinite
Customer relationships	46.6	378.5	177.2	140.0	16
Market data customer relationships	53.6	322.0	66.5	64.4	11
Technology	28.1	41.1	28.7	22.5	5
Trademarks and tradenames	12.9	7.8	2.6	1.2	9
Accumulated amortization	(67.1)	(302.8)	(112.4)	(120.6)
	$169.6	$1,038.8	$382.2	$107.5

	December 31, 2020				Weighted
		North			Average
		American			Amortization
	Options	Equities	Europe	Global FX	Period (in years)
Trading registrations and licenses	$95.5	$592.0	$219.3	$—	Indefinite
Customer relationships	46.6	378.3	175.7	140.0	16
Market data customer relationships	53.6	322.0	65.9	64.4	11
Technology	28.1	41.1	28.6	22.5	5
Trademarks and tradenames	12.9	7.8	2.6	1.2	9
Accumulated amortization	(63.3)	(285.7)	(105.3)	(114.8)
	$173.4	$1,055.5	$386.8	$113.3

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021	December 31, 2020
Compensation and benefit-related liabilities	$20.8	$49.1
Termination benefits	0.2	0.5
Royalties	19.3	17.2
Accrued liabilities	67.2	55.5
Rebates payable	112.5	85.1
Marketing fee payable	16.3	14.1
Accounts payable	11.2	28.5
Total accounts payable and accrued liabilities	$247.5	$250.0

10.  DEBT

The Company’s debt consisted of the following as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021	December 31, 2020
Term Loan Agreement due December 2021, floating rate	$49.0	$68.7
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	492.7	489.3
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	646.1	645.9
Revolving Credit Agreement	—	—
EuroCCP Credit Facility	—	—
Total debt	$1,187.8	$1,203.9

On March 29, 2021, the Company repaid $20.0 million of outstanding indebtedness under the Term Loan Agreement (as defined below) by using cash on hand.

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

The Term Loan Agreement, which matures on December 15, 2021, contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default, including cross-defaults from the Company’s other indebtedness, and indemnification provisions in favor of the lenders thereunder. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At March 31, 2021, the Company was in compliance with these covenants.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the 3.650% Senior Notes and the 1.625% Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the 3.650% Senior Notes and the 1.625% Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At March 31, 2021, the Company was in compliance with these covenants.

Revolving Credit Agreement

On December 21, 2020, the Company, as borrower, entered into an Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which amended and restated the prior revolving credit agreement, with Bank of America, N.A., as administrative agent and as swing line lender, certain lenders named therein (the “Revolving Lenders”), BOFA Securities, Inc., as sole lead arranger and sole bookrunner and certain syndication agents named therein ("Syndication Agents").

The Revolving Credit Agreement provides for a senior unsecured $250 million three-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $100 million, for a total of $350 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of March 31, 2021, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of March 31, 2021, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at March 31, 2021, $250 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

Loans under the Revolving Credit Agreement will bear interest, at the Company’s option, at either (i) LIBOR plus a margin (based on the Company’s public debt ratings) ranging from 0.875 percent per annum to 1.50 percent per annum or (ii) a daily floating rate based on the agent’s prime rate (subject to certain minimums based upon the federal funds effective rate or LIBOR) plus a margin (based on the Company’s public debt ratings) ranging from zero percent per annum to 0.50 percent per annum. The Revolving Credit Agreement includes a mechanism to replace LIBOR with an alternate benchmark rate that includes the forward-looking term rate for any interest period that is based on the SOFR published by the Federal Reserve Bank of New York, as may be adjusted pursuant to the terms of the Revolving Credit Agreement.

Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on December 21, 2023, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the Revolving Lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Revolving Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.00 to 1.00 for four consecutive fiscal quarters. At March 31, 2021, the Company was in compliance with these covenants.

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

Borrowings under the Facility are secured by cash, eligible government bonds and eligible equity assets deposited by EuroCCP into secured accounts. In addition, EuroCCP must ensure that at all times the aggregate of (a) each clearing participant’s contribution to the relevant clearing fund, (b) each clearing participant’s margin amount and (c) any cash equities purchased using the proceeds of the assets described in (a) and (b), less the amount of any such clearing participant contribution, margin amount or cash equities which have been transferred to (or secured in favor of) any provider of settlement or custody services to EuroCCP, is not less than €500 million. As of March 31, 2021, no borrowings were outstanding under the Facility. Accordingly, at March 31, 2021, €1.5 billion of borrowing capacity was available for the purposes permitted by the Facility.

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

The Facility contains customary representations, warranties and covenants for facilities of its type, including events of default of the Company and EuroCCP and indemnification provisions in favor of the Lenders. In particular, the covenants include restrictions regarding the incurrence of liens by EuroCCP and its subsidiaries, and an event of default will be triggered if EuroCCP ceases its business, subject to certain exceptions in each case. There is also a requirement for the net worth of (a) the Company to be no less than $1.75 billion on the date of each drawdown and delivery of compliance certificates and (b) EuroCCP to be the higher of €24 million and any such amount required for EuroCCP to meet minimum liquidity regulations under applicable regulation at all times. At March 31, 2021, the Company and EuroCCP were in compliance with these covenants.

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the Senior Notes as of March 31, 2021 are as follows (in millions):

Remainder of 2021	$50.0
2022	—
2023	—
2024	—
2025	—
Thereafter	1,150.0
Principal amounts repayable	1,200.0
Debt issuance cost	(5.9)
Unamortized discounts on notes	(6.3)
Total debt outstanding	$1,187.8

Interest expense recognized on the Term Loan Agreement, the Senior Notes, and the Revolving Credit Agreement is included in interest expense, net in the condensed consolidated statements of income. The Company is also obligated to pay commitment fees under the terms of the Facility and Revolving Credit Agreement which are also included in interest expense, net. Interest expense, net recognized in the condensed consolidated statements of income for the three months ended March 31, 2021 and 2020 is as follows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Components of interest expense:
Contractual interest	$11.7	$7.5
Amortization of debt discount and issuance costs	0.7	0.5
Interest expense	$12.4	$8.0
Interest income	(0.1)	(0.7)
Interest expense, net	$12.3	$7.3

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME, NET

The following represents the changes in accumulated other comprehensive income, net by component (in millions):

	Foreign			Total Accumulated
	Currency	Unrealized		Other
	Translation	Investment	Post-Retirement	Comprehensive
	Adjustment	Gain (Loss)	Benefits	Income, Net
Balance at December 31, 2020	$74.7	$(0.1)	$0.4	$75.0
Other comprehensive income	4.8	—	—	4.8
Balance at March 31, 2021	$79.5	$(0.1)	$0.4	$79.8

12. CLEARING OPERATIONS

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

EuroCCP only assumes the guarantor role if it has an equal and offsetting claim against a clearing participant. Since July 1, 2020, the date the Company acquired EuroCCP, there have been no events of default for which a liability is required to be recognized in accordance with GAAP.

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

The following tables present the Company’s total clearing participant deposits as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$1,078.7	$489.3	$1,568.0
Clearing funds	181.3	51.2	232.5
Interoperability funds (1)	1,030.1	130.3	1,160.4
Total	$2,290.1	$670.8	$2,960.9

	December 31, 2020
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$319.5	$401.0	$720.5
Clearing funds	492.6	69.7	562.3
Interoperability funds (1)	378.5	175.2	553.7
Total	$1,190.6	$645.9	$1,836.5

(1) These amounts are not reflected in the condensed consolidated balance sheet, as EuroCCP does not take economic ownership of these balances.

Default and Liquidity Waterfalls

The default waterfall is the priority order in which the capital resources are expected to be utilized in the event of a default where the defaulting clearing participant’s collateral would not be sufficient to cover the cost to liquidate its portfolio. If a default occurs and the defaulting clearing participant’s collateral, including margin deposits, clearing fund deposits, and pledged assets into the interoperability fund, are depleted, then additional capital is utilized in the following order:

●	EuroCCP capital: The EuroCCP default waterfall first utilizes its own dedicated resources ahead of clearing fund contributions of non-defaulting clearing participants, up to 25% of EuroCCP capital requirements discussed in Note 16 (“Regulatory Capital”).
●	Clearing fund: Second, the EuroCCP default waterfall utilizes traditional CCP risk mutualization, in the event the default is larger than the allocable EuroCCP capital amount.
●	Pro rata contributions: Third, if the losses caused cannot be covered by the first two layers, the non-defaulting clearing participants shall on demand make additional payments to EuroCCP on a pro rata basis in proportion to the amount of their contributions to cover any such remaining losses, which is limited to an amount equal to the amount of their contribution as established under EuroCCP’s rules and regulations.

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

The Company applied FASB ASC 820— Fair Value Measurement, which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing the framework for measuring fair value. ASC 820 applies to financial and nonfinancial instruments that are measured and reported on a fair value basis. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair value hierarchy requires the use of observable market data when available and consists of the following levels:

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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$71.5	$71.5	$—	$—
Marketable securities:
Mutual funds	14.6	14.6	—	—
Money market funds	9.4	9.4	—	—
Total assets	$95.5	$95.5	$—	$—
Liabilities:
Contingent consideration liabilities	$32.1	$—	$—	$32.1
Total liabilities	$32.1	$—	$—	$32.1

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$67.9	$67.9	$—	$—
Marketable securities:
Mutual funds	15.9	15.9	—	—
Money market funds	8.6	8.6	—	—
Total assets	$92.4	$92.4	$—	$—
Liabilities:
Contingent consideration liabilities	$32.7	$—	$—	$32.7
Total liabilities	$32.7	$—	$—	$32.7

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Financial Investments

Financial investments consist of highly liquid U.S. Treasury securities and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of our financial investments for the period ended March 31, 2021. See Note 15 (“Employee Benefit Plans”) for more information.

Contingent Consideration Liabilities

In connection with the acquisitions of Hanweck and MATCHNow, as well as the acquisition of assets of FT Options and Trade Alert, the Company entered into contingent consideration arrangements with the former owners. The total fair value of the liabilities at March 31, 2021 was $32.1 million. That value is based on the Company’s estimate of the likelihood that certain performance targets in the respective acquisition agreements are expected to be accomplished. Because the fair value measurements relating to the contingent consideration liabilities are subject to management judgment, measurement uncertainty is inherent in the valuation of the contingent consideration liabilities as of the reporting date. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of March 31, 2021.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand-alone basis. That fair value is compared to the carrying amount of the reporting unit, including its recorded goodwill. In connection with the annual impairment evaluation of goodwill and indefinite life intangibles, impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying amount of the reporting unit. For the intangible assets, the process also involves using a discounted cash flow method to determine the fair value of each intangible asset. Impairment is considered to have occurred if the fair value of the intangible asset is lower than its carrying amount. The Company did not perform an impairment test during the three months ended March 31, 2021, as there were no market events that would indicate it was more likely than not that these assets were impaired. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired.

Equity investments without readily determinable fair values that are valued using the measurement alternative are measured at fair value on a non-recurring basis. During the three months ended March 31, 2021, no observable transactions or impairments materially impacted the measurements of the investments accounted for as other equity investments.

Property held for sale as of March 31, 2021 was measured at fair value, less selling costs at March 31, 2021. See Note 5 (“Property and Equipment, Net”) for more information on property held for sale.

Fair Value of Assets and Liabilities

The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$71.5	$71.5	$—	$—
Deferred compensation plan assets	24.0	24.0	—	—
Total assets	$95.5	$95.5	$—	$—
Liabilities:
Contingent consideration liabilities	$32.1	$—	$—	$32.1
Deferred compensation plan liabilities	24.0	24.0	—	—
Debt	1,187.8	—	1,187.8	—
Total liabilities	$1,243.9	$24.0	$1,187.8	$32.1

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$67.9	$67.9	$—	$—
Deferred compensation plan assets	24.5	24.5	—	—
Total assets	$92.4	$92.4	$—	$—
Liabilities:
Contingent consideration liabilities	$32.7	$—	$—	$32.7
Deferred compensation plan liabilities	24.5	24.5	—	—
Debt	1,319.1	—	1,319.1	—
Total liabilities	$1,376.3	$24.5	$1,319.1	$32.7

Certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and Section 31 fees payable, are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.

Debt

The debt balance consists of fixed rate, Senior Notes and a floating rate, Term Loan Agreement. The fair values of the Senior Notes are classified as Level 2 under the fair value hierarchy and are estimated using prevailing markets quotes. The fair value of the Term Loan Agreement approximates the carrying amount and is considered a Level 2 measurement.

At March 31, 2021 and December 31, 2020, the fair values of the Company’s debt obligations were as follows (in millions):

	Fair Value
	March 31, 2021	December 31, 2020
Term Loan Agreement	$50.0	$70.0
3.650% Senior Notes	714.9	744.0
1.625% Senior Notes	466.8	505.1

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three months ended March 31, 2021 (in millions):

	Level 3 Financial Liabilities for the Three Months Ended March 31, 2021
	Balance at	Realized (gains)			Foreign
	Beginning of	losses during			Currency	Balance at
	Period	period	Additions	Settlements	Translation	End of Period
Liabilities
Contingent consideration liabilities	$32.7	$—	$—	$(0.8)	$0.2	$32.1
Total liabilities	$32.7	$—	$—	$(0.8)	$0.2	$32.1

14.  SEGMENT REPORTING

The Company reports five business segments: Options, North American Equities, Futures, Europe, and Global FX, which is reflective of how the Company's chief operating decision-maker reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). Segment performance is primarily evaluated based on operating income (loss). The Company’s chief operating decision-maker does not use segment-level assets or income and expenses below operating income (loss) as key performance metrics; therefore, such information is not presented below. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

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

North American Equities. The North American Equities segment includes listed U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX Equities, BYX Equities, EDGX Equities, and EDGA Equities and Canadian equities and other transaction services that occur on or through the MATCHNow ATS. In addition, in connection with the closing of the acquisition of BIDS Trading, starting January 1, 2021, this segment also includes equities transactions that occur on the BIDS Trading platforms. The North American Equities segment also includes ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, applicable market data revenue generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.

Futures. The Futures segment includes transaction service provided by the Company’s fully electronic futures exchange, CFE, which includes offerings for trading VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services.

Europe (formerly European Equities). The Europe segment includes the pan-European listed equities transaction services, ETPs, exchange traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities. It also includes the ETP listings business on RMs and clearing activities of EuroCCP. This segment was previously referred to as the European Equities segment, but has been updated as a result of the buildout and anticipated launch of the pan-European derivatives platform later in 2021, subject to regulatory approval. Cboe Europe Equities operates lit and dark books, a periodic auctions book, and a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area symbols. Cboe Europe Equities also includes revenue generated from the licensing of proprietary market data and from access and capacity services.

Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX fully electronic trading platform, non-deliverable forward FX transactions (“NDFs”) offered for execution on Cboe SEF and Cboe Swiss, as well as revenue generated from the licensing of proprietary market data and from access and capacity services.

Summarized financial data of reportable segments was as follows (in millions):

		North				Corporate
		American				Items and
	Options	Equities	Futures	Europe	Global FX	Eliminations	Total
Three Months Ended March 31, 2021
Revenues	$382.4	$526.0	$31.6	$55.8	$14.7	$0.3	$1,010.8
Operating income (loss)	128.7	45.1	17.5	14.5	1.2	(2.4)	204.6
Three Months Ended March 31, 2020
Revenues	$356.5	$473.7	$41.5	$32.9	$16.9	$—	$921.5
Operating income (loss)	143.4	49.0	26.9	9.5	3.0	(5.4)	226.4

15.  EMPLOYEE BENEFIT PLANS

Employees, which includes BIDS U.S. employees as of January 1, 2021, are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under the Internal Revenue Code. The Deferred Compensation Plan assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $24.0 million and $24.5 million at March 31, 2021 and December 31, 2020, respectively. Although the value of the plans are recorded in financial investments on the condensed consolidated balance sheets, there are equal and offsetting liabilities in other non-current liabilities. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both other expense, net and compensation and benefits expense in the condensed consolidated statements of income. The Company contributed $2.2 million and $1.5 million to the defined contribution plans for the three months ended March 31, 2021 and 2020, respectively.

For employees of Cboe Europe Limited, the Company contributes to an employee-selected stakeholder contribution plan. The Company’s contribution amounted to $0.4 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

For employees of EuroCCP, the Company contributes to an employee-selected stakeholder contribution plan. The Company’s contribution amounted to $0.2 million for the three months ended March 31, 2021. This expense is included in compensation and benefits in the condensed consolidated statements of income.

For Canadian Cboe employees, which includes employees of MATCHNow and BIDS employees, Cboe elected to establish a Cboe Canadian Retirement Plan, which was effective January 1, 2021. The Company’s contribution amounted to $28.7 thousand for the three months ended March 31, 2021. This expense is included in compensation and benefits in the condensed consolidated statements of income.

16.  REGULATORY CAPITAL

As broker-dealers registered with the SEC, Cboe Trading and BIDS Trading are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading and BIDS Trading compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of March 31, 2021, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million.

As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA.

In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at March 31, 2021, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. Cboe Chi-X Europe Limited is currently dormant having ceased offering its routing service in November 2018.

On March 8, 2019, Cboe NL received approval from the Dutch Ministry of Finance to operate a RM, a MTF, and an approved publication arrangement in the Netherlands. As a RM, Cboe NL is subject to minimum capital requirements, as established by the Dutch Ministry of Finance in the license dated March 8, 2019.

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

The Investment Industry Regulatory Organization of Canada (“IIROC”) sets and monitors regulatory capital requirements for MATCHNow to protect its clients and counterparties. MATCHNow is required to maintain a prescribed minimum level of risk adjusted capital in accordance with such requirements as IIROC may from time to time prescribe.

The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of March 31, 2021 (in millions):

			Minimum
Subsidiary	Regulatory Authority	Actual	Requirement
Cboe Trading	FINRA/SEC	$16.6	$0.7
BIDS Trading	FINRA/SEC	13.7	0.2
Cboe Europe	FCA	51.9	24.3
Cboe Chi-X Europe	FCA	0.2	0.1
Cboe NL	Dutch Ministry of Finance	7.5	5.3
EuroCCP	DNB	50.7	30.2
MATCHNow	IIROC	2.5	0.2

As a designated contract market regulated by the CFTC, CFE is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. As of March 31, 2021, CFE had annual projected operating expenses of $50.1 million and had financial resources that exceeded this amount. Additionally, as of March 31, 2021, CFE had projected operating expenses for the upcoming six months of $25.1 million and had unencumbered, liquid financial assets, including a line of credit from Cboe, that exceeded this amount.

As a swap execution facility regulated by the CFTC, Cboe SEF is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to at least six months of its projected operating costs. As of March 31, 2021, Cboe SEF had annual projected operating expenses of $0.8 million and had financial resources that exceeded this amount. Additionally, as of March 31, 2021, Cboe SEF had projected operating expenses for the upcoming six months of $0.4 million and had unencumbered, liquid financial assets that exceeded this amount.

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

The Company recognized stock-based compensation expense of $11.7 million and $8.3 million for the three months ended March 31, 2021 and 2020, respectively. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income.

The activity in the Company’s restricted stock, consisting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the three months ended March 31, 2021 was as follows:

RSAs and RSUs

The following table summarizes RSA and RSU activity during the three months ended March 31, 2021:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2020	342,082	$108.40
Granted	250,829	87.50
Vested	(135,853)	107.92
Forfeited	(556)	98.11
Nonvested stock at March 31, 2021	456,502	$97.07

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

During the three months ended March 31, 2021, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 49,220 shares of common stock totaling $4.8 million as the result of the vesting of 135,853 shares of restricted stock.

PSUs

The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the three months ended March 31, 2021:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2020	122,666	$115.18
Granted	71,302	98.32
Vested	(29,468)	111.45
Forfeited	(2,318)	116.73
Nonvested stock at March 31, 2021	162,182	$108.42

PSUs include awards related to earnings per share during the performance period as well as awards related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return PSUs which incorporated the following assumptions: risk-free interest rate (0.15)%, three-year volatility (31.8)% and three-year correlation with S&P 500 Index (0.51). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of the Company’s common stock. The vesting period for the PSUs contingent on the achievement of performance conditions is three years. For each of the performance awards, the PSUs will be settled in shares of the Company’s common stock following vesting of the PSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change in control of the Company, or a termination of employment following a change in control, or in the event of a participant’s earlier death or disability. Participants have no voting rights with respect to the PSUs until the issuance of the shares of common stock. Dividends are accrued by the Company and will be paid once the PSUs contingent on the achievement of performance conditions vest.

In the three months ended March 31, 2021, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 9,982 shares of common stock totaling $0.9 million as the result of the vesting of 29,468 shares of performance stock.

As of March 31, 2021, there were $40.2 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 2.2 years.

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

The Company records compensation expense over the offering period related to the discount that is given to employees, which totaled $0.1 million for the three months ended March 31, 2021 and 2020. As of March 31, 2021, 673,775 shares were reserved for future issuance under the ESPP.

18. EQUITY

Common Stock

The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of March 31, 2021, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 126,182,945 and 106,934,077 shares were issued and outstanding, respectively. As of December 31, 2020, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 125,998,967 and 107,299,933 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.

Common Stock in Treasury, at Cost

The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. The Company held 19,248,868 and 18,699,034 shares of common stock in treasury as of March 31, 2021 and December 31, 2020, respectively.

Share Repurchase Program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014, 2015 and 2016, $250 million in each of 2018, 2019 and 2020, and $200 million in February 2021, for a total authorization of $1.6 billion. The Company expects to fund repurchases primarily through the use of existing cash balances. The program permits the Company to purchase shares, through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the periods presented as follows:

	Three Months Ended March 31,
	2021	2020
Number of shares of common stock repurchased	490,632	1,062,881
Average price paid per share	$96.97	$112.46
Total purchase price (in millions)	$47.6	$119.5

Since inception of the program through March 31, 2021, the Company has repurchased 17,740,756 shares of common stock at an average cost per share of $67.50, totaling $1.2 billion.

As of March 31, 2021 and 2020, the Company had $352.5 million and $179.7 million of availability remaining under its existing share repurchase authorizations, respectively.

Purchase of Common Stock from Employees

The Company purchased 59,202 and 116,777 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $96.03 and $119.53 during the three months ended March 31, 2021 and 2020, respectively. These shares consisted of shares retained to cover payroll withholding taxes or option costs in connection with the vesting of restricted stock awards, restricted stock units, performance share awards, and stock option exercises.

Preferred Stock

The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of March 31, 2021, and December 31 2020, the Company had no shares of preferred stock issued or outstanding.

Dividends

During the three months ended March 31, 2021, the Company declared and paid cash dividends per share of $0.42 for an aggregate payout of $45.3 million. During the three months ended March 31, 2020, the Company declared and paid cash dividends per share of $0.36 for an aggregate payout of $40.0 million.

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

The effective tax rate from continuing operations was 28.9% and 27.6% for the three months ended March 31, 2021 and 2020, respectively. The higher effective tax rate in 2021 is primarily due to decreased benefits from foreign derived intangible income (“FDII”) as a result of final Section 250 Treasury regulations.

The Company petitioned the Tax Court on January 13, 2017, May 7, 2018 and November 29, 2018 for a redetermination of IRS notices of deficiency for Cboe and certain of its subsidiaries for tax years 2011 through 2015 related to its Section 199 claims. The Company also filed a complaint on October 5, 2018 with the Court of Federal Claims for a refund of Section 199 claims related to tax years 2008 through 2010. The U.S. Tax Court set the trial to start on May 24, 2021. Although there can be no assurances, the Company continues to believe, based on its current assessment of the Section 199 claims, that the reasonably expected aggregate amount of any additional liabilities that may result from these cases, if any, will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company. As of March 31, 2021, the Company has not resolved these matters, and proceedings continue in Tax Court and the Court of Federal Claims.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in millions, except per share data):

	Three Months Ended March 31,
	2021	2020
Basic earnings per share numerator:
Net income	$137.2	$157.4
Earnings allocated to participating securities	(0.4)	(0.4)
Net income allocated to common stockholders	$136.8	$157.0
Basic earnings per share denominator:
Weighted average shares outstanding	107.3	110.4
Basic earnings per share	$1.27	$1.42

Diluted earnings per share numerator:
Net income	$137.2	$157.4
Earnings allocated to participating securities	(0.4)	(0.4)
Net income allocated to common stockholders	$136.8	$157.0
Diluted earnings per share denominator:
Weighted average shares outstanding	107.3	110.4
Dilutive potential common shares outstanding	0.1	0.2
Total dilutive weighted average shares	107.4	110.6
Diluted earnings per share	$1.27	$1.42

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share.

21.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

Legal Proceedings

As of March 31, 2021, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of March 31, 2021, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.

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

See also Note 6 (“Credit Losses”) for information on promissory notes related to the CAT.

See also Note 19 (“Income Taxes”).

Contractual Obligations

See Note 12 (“Clearing Operations”) for information on EuroCCP’s clearinghouse exposure guarantee.

See Note 22 (“Leases”) for information on lease obligations.

22. LEASES

The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of March 31, 2021. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year.

The following table presents the supplemental balance sheet information related to leases as of March 31, 2021 and December 31, 2020, respectively (in millions):

	March 31,	December 31,
	2021	2020
Operating lease right of use assets	$108.5	$111.0
Total leased assets	$108.5	$111.0

Accrued liabilities	$13.5	$12.5
Non-current operating lease liabilities	129.1	132.1
Total leased liabilities	$142.6	$144.6

The following table presents operating lease costs and other information as of and for the three months ended March 31, 2021 and 2020, respectively (in millions, except as stated):

	Three Months Ended March 31,
	2021	2020
Operating lease costs (1)	$6.2	$4.9

Lease term and discount rate information:
Weighted average remaining lease term (years)	11.9	13.2
Weighted average discount rate	3.4%	3.5%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities	$4.1	$2.8
Lease incentive for leasehold improvements	—	20.4
Right-of-use assets obtained in exchange for lease liabilities	1.0	64.2
(1)	Includes short-term lease and variable lease costs, which are immaterial.

The maturities of the lease liabilities are as follows as of March 31, 2021 (in millions):

March 31,
2021
Remainder of 2021	$12.7
2022	17.7
2023	16.1
2024	11.1
2025	10.8
After 2025	108.0
Total lease payments (1)	$176.4
Less: Interest	(33.8)
Present value of lease liabilities	$142.6
(1)	Total lease payments include $20.4 million related to options to extend lease terms that are reasonably certain of being exercised.

23.  SUBSEQUENT EVENTS

There have been no subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the three months ended March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Cboe Global Markets, Inc. (“Cboe” or “the Company”) provides cutting-edge trading and investment solutions to market participants around the world. The Company is committed to defining markets through product innovation, leading edge technology, and seamless trading solutions.

Cboe offers trading across a diverse range of products in multiple asset classes and geographies, including options, futures, U.S., Canadian and European equities, exchange-traded products (“ETPs”), global foreign exchange (“FX”) and volatility products based on the VIX Index, recognized as the world’s premier gauge of U.S. equity market volatility.

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest stock exchanges by value traded in Europe, and owns EuroCCP, a leading pan-European equities clearinghouse, MATCHNow, a leading equities ATS in Canada, and BIDS Trading, the leading block-trading ATS by volume in the U.S. Cboe also is a leading market globally for ETP listings and trading.

The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Calgary, Hong Kong, Kansas City, London, New York, San Francisco, Sarasota Springs, Singapore, and Toronto.

Recent Developments

Acquisition of BIDS Holdings

On December 31, 2020, the Company completed the acquisition of BIDS Holdings, which is included in the Company’s North American Equities segment. BIDS Holdings owns BIDS Trading, a registered broker-dealer and the operator of the BIDS ATS, the largest block-trading ATS by volume in the U.S. The BIDS ATS is not a registered national securities exchange or a facility thereof. The acquisition follows Cboe and BIDS Trading’s successful partnership in Europe, which began in 2016 with the creation of Cboe LIS for European equities block trading. Since its launch, Cboe LIS has grown to become one of the largest block-trading platforms in Europe. BIDS Trading’s proven block trading capability provides the Company a foothold in the off-exchange segment of the U.S. equities market. Additionally, BIDS Trading’s differentiated network of global buy-side investment managers and sell-side constituents provides the foundation for Cboe to potentially build more off-exchange products and services in non-U.S. equities or options products and in geographies beyond the U.S.

Planned acquisition of Chi-X Asia Pacific

On March 24, 2021, the Company announced it entered into a definitive agreement to acquire Chi-X Asia Pacific Holdings, Ltd., an alternative market operator and provider of innovative market solutions. This acquisition will provide the Company with a single point of entry into two key capital markets, Australia and Japan, to help enable it to expand its global equities business into Asia Pacific, bring other products and services to the region, and further expand access to its unique proprietary product suite in the region. The transaction is expected to close in the second or third quarter of 2021; subject to regulatory review and other customary closing conditions.

Business Segments

The Company reports five business segments: Options, North American Equities, Futures, Europe, and Global FX. Segment performance is primarily based on operating income (loss). The Company has aggregated all of its corporate costs and eliminations, as well as other business ventures, within Corporate Items and Eliminations; however, operating expenses that relate to activities of a specific segment have been allocated to that segment. Our management allocates resources, assesses performance and manages our business according to these segments:

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

North American Equities. The North American Equities segment includes listed U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX Equities, BYX Equities, EDGX Equities, and EDGA Equities and Canadian equities and other transaction services that occur on or through the MATCHNow ATS. In addition, in connection with the closing of the acquisition of BIDS Trading, starting January 1, 2021, this segment also includes equities transactions that occur on the BIDS Trading platforms. The North American Equities segment also includes ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, applicable market data revenue generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.

Futures. The Futures segment includes transaction services provided by the Company’s fully electronic futures exchange, CFE, which includes offerings for trading VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services.

Europe (formerly European Equities). The Europe segment includes the pan-European listed equities transaction services, ETPs, exchange traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities. It also includes the ETP listings business on RMs and clearing activities of EuroCCP. This segment was previously referred to as the European Equities segment, but has been updated as a result of the buildout and anticipated launch of the pan-European derivatives platform later in 2021, subject to regulatory approval. Cboe Europe Equities operates lit and dark books, a periodic auctions book, and a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area symbols. Cboe Europe Equities also includes revenue generated from the licensing of proprietary market data and from access and capacity services.

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

Components of Revenues

Transaction and Clearing Fees

Transaction fees represent fees charged by the Company for the performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees are recognized across all segments. Clearing fees, which include settlement fees, are charged by the Company for transactions cleared and settled by EuroCCP. Clearing fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Clearing fees are recognized in the Europe segment. Transaction and clearing fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules.

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

Market Data Fees

Market data fees represent the fees from the U.S. tape plans and fees from customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the Exchanges based on a known formula using trading and/or quoting activity. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data. U.S. tape plan market data is recognized in the North American Equities and Options segments. Proprietary market data fees are recognized across all segments.

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

Other Revenue

Other revenue primarily consists of revenue from various licensing agreements, interest income from clearing operations, all fees related to the trade reporting facility operated in the Europe segment, and revenue associated with advertisements through the Company’s websites.

Components of Cost of Revenues

Liquidity Payments

Liquidity payments are directly correlated to the volume of securities traded on our markets. As stated above, we record the liquidity rebates paid to market participants providing liquidity, in the case of C2, BZX, EDGX, and Cboe Europe Limited, as cost of revenue. BYX and EDGA offer a pricing model where we rebate liquidity takers for executing against an order resting on our book, which is also recorded as a cost of revenues.

Routing and Clearing

Various rules require that U.S. options and equities trade executions occur at the National Best Bid/Offer (“NBBO”) displayed by any exchange. Linkage order routing consists of the cost incurred to provide a service whereby Cboe equities and options exchanges deliver orders to other execution venues when there is a potential for obtaining a better execution price or when instructed to directly route an order to another venue by the order provider. The service affords exchange order flow providers an opportunity to obtain the best available execution price and may also result in cost benefits to those clients. Such an offering improves our competitive position and provides an opportunity to attract orders which would otherwise bypass our exchanges. We utilize third-party brokers or our broker-dealer, Cboe Trading, to facilitate such delivery. Also included within routing and clearing are the Order Management System and Execution Management System (“OMS” and “EMS”, respectively) fees incurred for U.S. Equities Off-Exchange order execution, as well as settlement costs incurred for the settlement process executed by EuroCCP.

Section 31 Fees

Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA) are assessed fees pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat these fees as a pass-through charge to customers executing eligible listed equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as regulatory transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. CFE, Cboe Europe Limited, BIDS, MATCHNow and Cboe FX are not U.S. national securities exchanges, and accordingly are not charged Section 31 fees.

Royalty Fees

Royalty fees primarily consist of license fees paid by us for the use of underlying indices in our proprietary products usually based on contracts traded. The Company has licenses with the owners of the S&P 500 Index, S&P 100 Index and certain other S&P indices, FTSE Russell indices, the DJIA, MSCI, and certain other index products. This category also includes fees related to the dissemination of market data related to S&P indices.

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

Non-Operating Income (Expense)

Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other income (expense). These activities primarily include interest earned on the investing of excess cash, interest expense related to outstanding debt facilities, dividend income, income and unrealized gains and losses related to investments held in a trust for the Company’s non-qualified retirement and benefit plans, and equity earnings or losses from our investments in other business ventures.

Financial Summary

The following summarizes changes in financial performance for the three months ended March 31, 2021 and 2020 and certain non-GAAP financial measures. These non-GAAP financials measures assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items management believes do not reflect our underlying operations. Please see the footnotes below for additional information and reconciliations from our condensed consolidated financial statements.

Total Revenues (in millions)
$921.5
$1,010.8
Q1 2020
Q1 2021
Revenues less cost of revenues (in millions)
$358.3
$365.5
Q1 2020
Q1 2021
Net Income (in millions)
$157.4
$137.2
Q1 2020
Q1 2021
EBITDA Margin(1)
73.9%
67.5%
Q1 2020
Q1 2021
Adjusted EBITDA Margin(1)
74.2%
68.5%
Q1 2020
Q1 2021
Basic Earnings Per Share
$1.42
$1.27
Q1 2020
Q1 2021
Diluted Earnings Per Share
$1.42
$1.27
Q1 2020
Q1 2021
Adjusted Diluted Earnings per Share(1)
$1.65
$1.53
Q1 2020
Q1 2021

(1)	These are Non-GAAP figures for which reconciliations are provided below.

	Three Months Ended March 31,		Increase/	Percent
	2021	2020	(Decrease)	Change

	(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$1,010.8	$921.5	$89.3	9.7%
Total cost of revenues	645.3	563.2	82.1	14.6%
Revenues less cost of revenues	365.5	358.3	7.2	2.0%
Total operating expenses	160.9	131.9	29.0	22.0%
Operating income	204.6	226.4	(21.8)	(9.6)%
Income before income tax provision	192.9	217.5	(24.6)	(11.3)%
Income tax provision	55.7	60.1	(4.4)	(7.3)%
Net income	$137.2	$157.4	$(20.2)	(12.8)%
Basic earnings per share	$1.27	$1.42	$(0.15)	(10.6)%
Diluted earnings per share	1.27	1.42	(0.15)	(10.6)%
Organic net revenue (1)	338.7	358.3	(19.6)	(5.5)%
EBITDA (2)	246.8	264.9	(18.1)	(6.8)%
EBITDA margin (3)	67.5%	73.9%	(6.4)%	*
Adjusted EBITDA (2)	$250.2	$265.7	$(15.5)	(5.8)%
Adjusted EBITDA margin (4)	68.5%	74.2%	(5.7)%	*
Adjusted earnings (5)	$164.8	$182.3	$(17.5)	(9.6)%
Adjusted earnings margin (5)	45.1%	50.9%	(5.8)%	*
Diluted weighted average shares outstanding	107.4	110.6	(3.2)	(2.9)%
Adjusted Diluted earnings per share (6)	$1.53	$1.65	$(0.12)	(7.3)%
*	Not meaningful

The following summarizes changes in certain operational and financial metrics for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

The following table includes operational and financial metrics for our Options, North American Equities, Futures, Europe, and Global FX segments. The metrics listed for Canadian Equities, EuroCCP, and BIDS Trading in the table below are newly added for the three months ended March 31, 2021 as a result of acquisitions completed during 2020. Therefore, the table does not include results from the periods preceding each acquisition for the applicable metrics. The following summarizes changes in certain operational and financial metrics for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	Three Months Ended March 31,		Increase/	Percent
	2021	2020	(Decrease)	Change

	(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	42.0	28.0	14.0	50.0%
Total touched contracts	12.7	10.7	2.0	18.7%
Index contract ADV	1.9	2.7	(0.8)	(29.6)%
Multi-Listed contract ADV	10.8	8.0	2.8	35.0%
Number of trading days	61	62	(1)	(1.6)%
Total Options revenue per contract (RPC) (7)	$0.177	$0.234	$(0.057)	(24.4)%
Multi-Listed Options RPC (7)	0.067	0.053	0.014	26.4%
Index Options RPC (7)	0.803	0.781	0.022	2.8%
Total Options Market Share	30.2%	38.3%	(8.1)%	*
Multi-Listed Options Market Share	26.9%	31.9%	(5.0)%	*
Index Options Market Share	99.0%	99.2%	(0.2)%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total touched shares (in billions)	2.3	2.0	0.3	15.0%
Market ADV (in billions)	14.7	11.0	3.7	33.6%
Market share	15.0%	16.7%	(1.7)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (8)	$0.015	$0.026	$(0.011)	(42.3)%
U.S. ETPs: launches (number of launches)	35	18	17	94.4%
U.S. ETPs: listings (number of listings)	471	351	120	34.2%
U.S. Equities - Off-Exchange (9):
ADV:
Total touched shares (in millions)	99.5	—	99.5	—%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (10)	$0.121	$—	$0.121	—%
Trading days	61	62	(1)	(1.6)%
Canadian Equities:
ADV (matched shares, in millions)	71.4	—	71.4	—%
Trading days	62	—	62	—%
Net capture (per 10,000 touched shares, in Canadian dollars) (11)	7.184	—	7.184	—%
Futures:
ADV (in thousands)	255.9	330.9	(75.0)	(22.7)%
Trading days	61	62	(1)	(1.6)%
Revenue per contract	$1.639	$1.750	$(0.111)	(6.3)%
Europe:
Equities:
ADNV:
Matched and touched ADNV (in billions)	€7.5	€9.1	€(1.6)	(17.6)%
Market ADNV (in billions)	44.8	51.5	(6.7)	(13.0)%
Trading days	63	64	(1)	(1.6)%
Market share	16.8%	17.7%	(0.9)%	*
Net capture (per matched notional value in basis points) (12)	0.284	0.244	0.040	16.4%
EuroCCP:
Trades cleared (13)	298.2	—	298.2	—%
Fee per trade cleared (14)	€0.011	€—	€0.011	—%
Net settlement volume (15)	2.4	—	2.4	—%
Net fee per settlement (16)	€0.865	€—	€0.865	—%
Global FX:
ADNV (in billions)	$37.1	$43.3	$(6.2)	(14.3)%
Trading days	63	64	(1)	(1.6)%
Global FX (net capture per one million dollars traded) (17)	2.65	2.69	(0.04)	(1.5)%

Average British pound/U.S. dollar exchange rate	$1.379	$1.281	$0.098	7.7%
Average Canadian dollar/U.S. dollar exchange rate	$0.790	$—	$0.790	—%
Average Euro/U.S. dollar exchange rate	$1.205	$—	$1.205	—%
Average Euro/British pound exchange rate	£0.874	£0.861	£0.013	1.5%
*	Not meaningful

(1)	Organic net revenue is defined as revenues less cost of revenues excluding revenues less cost of revenues of any acquisition for that has been owned for less than one year. Revenues from acquisitions that have been owned at least one year are considered organic and are no longer excluded from organic net revenue from either period for comparative purposes. Organic net revenue does not represent, and should not be considered as, an alternative to revenues less cost of revenues, or net revenue, as determined in accordance with GAAP. We have presented organic net revenue because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our operating financial performance before the effects of acquisitions. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate organic net revenue differently than we do. Organic net revenue has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended
	March 31,
	2021	2020

	(in millions)
Revenues less cost of revenues	$365.5	$358.3
Recent acquisitions:
Acquisition revenues less cost of revenues	$(26.8)	$—
Organic net revenue	$338.7	$358.3

(2)	EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(4)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(5)	Adjusted earnings is defined as net income adjusted for amortization of purchased intangibles, acquisition-related costs, and net income allocated to participating securities, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(6)	Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding.
(7)	Revenue per contract represents transaction fees less liquidity payments and routing and clearing costs divided by total contracts traded during the period.
(8)	Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX, and EDGA and the number of trading days for the period.
(9)	U.S. Equities – Off-Exchange data reflects Cboe’s acquisition of BIDS Trading, effective December 31, 2020.
(10)	Net capture per 100 touched shares refers to transaction fees less OMS/EMS costs and clearing costs divided by the product of one-hundredth ADV of touched shares on BIDS Trading and the number of trading days for the period
(11)	Net capture per 10,000 shares refers to transaction fees divided by the product of one-ten thousandth ADV of shares for MATCHNow and the number of trading days for the period.
(12)	Net capture per matched notional value in basis points refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Limited and the number of trading days for the period.
(13)	Trades cleared refers to the total number of non-interoperable trades cleared.
(14)	Fee per trade cleared refers to clearing fees divided by number of non-interoperable trades cleared.
(15)	Net settlement volume refers to the total number of settlements executed after netting.
(16)	Net fee per settlement refers to settlement fees less direct costs incurred to settle divided by the number of settlements executed after netting.
(17)	Net capture per one million dollars traded refers to net transaction fees, divided by the product of one-millionth of ADNV traded on the Cboe FX market, the number of trading days, and two, which represents the buyer and seller that are both charged on the transaction for the period.

The following tables are reconciliations of net income allocated to common stockholders to EBITDA and adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2021
	Options	North American Equities	Futures	Europe	Global FX	Corporate	Total
Net income (loss) allocated to common stockholders	$127.9	$43.7	$17.4	$7.8	$1.2	$(61.2)	$136.8
Interest expense, net	—	—	—	3.4	—	8.9	12.3
Income tax provision	—	1.2	—	3.5	—	51.0	55.7
Depreciation and amortization	7.4	19.6	0.7	7.9	6.4	—	42.0
EBITDA	135.3	64.5	18.1	22.6	7.6	(1.3)	246.8
Acquisition-related costs	0.3	—	—	—	—	3.1	3.4
Adjusted EBITDA	$135.6	$64.5	$18.1	$22.6	$7.6	$1.8	$250.2

	Three Months Ended March 31,
	2020
	Options	North American Equities	Futures	Europe	Global FX	Corporate	Total
Net income (loss) allocated to common stockholders	$143.3	$47.7	$26.8	$6.8	$3.0	$(70.6)	$157.0
Interest expense (income), net	—	—	—	(0.1)	—	7.4	7.3
Income tax provision	—	1.2	—	2.9	—	56.0	60.1
Depreciation and amortization	7.7	17.8	0.8	7.2	7.0	—	40.5
EBITDA	151.0	66.7	27.6	16.8	10.0	(7.2)	264.9
Acquisition-related costs	(5.5)	—	—	—	—	6.3	0.8
Adjusted EBITDA	$145.5	$66.7	$27.6	$16.8	$10.0	$(0.9)	$265.7

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended
	March 31,
	2021	2020
Net income allocated to common stockholders	$136.8	$157.0
Amortization	32.9	32.5
Acquisition-related costs	3.4	0.8
Tax effect of adjustments	(8.2)	(7.6)
Net income allocated to participating securities	(0.1)	(0.4)
Adjusted earnings	$164.8	$182.3

Revenues

Total revenues for the three months ended March 31, 2021 increased $89.3 million, or 9.7%, compared to the prior period, primarily due to increased transaction and clearing fees of $101.7 million, or 15.4%, as a result of increased market volumes in the U.S. Equities exchanges and Options segment, partially offset by a decrease in regulatory fees. The following summarizes changes in revenues for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 (in millions, except percentages):

	Three Months Ended
	March 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
Transaction and clearing fees	$763.2	$661.5	$101.7	15.4%
Access and capacity fees	66.4	57.7	8.7	15.1%
Market data fees	63.8	56.2	7.6	13.5%
Regulatory fees	101.5	136.8	(35.3)	(25.8)%
Other revenue	15.9	9.3	6.6	71.0%
Total revenues	$1,010.8	$921.5	$89.3	9.7%

Transaction and Clearing Fees

Transaction and clearing fees increased for the three months ended March 31, 2021 compared to the same period in 2020. For the three months ended March 31, 2021, the increase was primarily due to a 33.6% increase in U.S. Equities exchange market ADV, a 35.0% increase in multi-listed options ADV, and additional transaction and clearing fees attributable to EuroCCP and BIDS, which the Company acquired in the third and fourth quarter of 2020, respectively, partially offset by a 29.6% decrease in index options ADV and a 22.7% decrease in Futures ADV, when compared to the same period in 2020.

Access Capacity Fees

Access and capacity fees increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in logical port revenue in the Options, Europe, and North American Equities segments, as well as an increase in physical port revenue in the North American Equities segment.

Market Data Fees

Market data fees increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in subscribers, an increase in tape plan market data revenue within the North American Equities segment related to audit recoveries, and additional revenue attributed to Trade Alert, which was acquired during the second quarter of 2020.

Regulatory Fees

Regulatory fees decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a decrease in Section 31 fees as a result of a 26.2% decrease in the Section 31 fee rate, from an average rate of $21.40 per million dollars of covered sales for the three months ended March 31, 2020 to an average rate of $15.80 per million dollars of covered sales during the three months ended March 31, 2021, partially offset by higher volumes in the North American Equities segment.

Other Revenue

Other revenue increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to additional interest income from EuroCCP, which the Company acquired in the third quarter of 2020.

Cost of Revenues

Cost of revenues increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to higher liquidity payments, which increased $109.4 million, or 27.9%, as a result of an increase in volumes traded on the U.S. Equities and Options exchanges, partially offset by a decrease in Section 31 fees within the North American Equities and Options segments, which decreased $32.2 million and $3.3 million, respectively.

The following summarizes changes in cost of revenues for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 (in millions, except percentages):

	Three Months Ended
	March 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
Liquidity payments	$501.8	$392.4	$109.4	27.9%
Routing and clearing	27.1	16.0	11.1	69.4%
Section 31 fees	91.9	127.4	(35.5)	(27.9)%
Royalty fees	20.3	27.4	(7.1)	(25.9)%
Other	4.2	—	4.2	100.0%
Total	$645.3	$563.2	$82.1	14.6%

Liquidity Payments

Liquidity payments increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to higher liquidity payments as a result of an increase in volumes traded on the U.S. Equities and Options exchanges.

Routing and Clearing

The increase in routing and clearing fees for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to an increase in routed trades in the North American Equities segment, as well as settlement costs related to EuroCCP, which the Company acquired in the third quarter of 2020.

Section 31 Fees

Section 31 fees decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a 26.2% decrease in the Section 31 fee rate, from an average rate of $21.40 per million dollars of covered sales for the three months ended March 31, 2020 to an average rate of $15.80 per million dollars of covered sales during the three months ended March 31, 2021, partially offset by higher volumes in the North American Equities segment.

Royalty Fees

Royalty fees decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a decline in trading volume in licensed products.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased $7.2 million, or 2.0%, for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an $8.7 million, or 15.1% increase in access and capacity fees, a $7.6 million, or 13.5% increase in market data fees, and a $7.1 million, or 25.9% decrease in royalty fees, partially offset by an $18.8 million, or 7.4% decrease in transaction and clearing fees less liquidity payments and routing and clearing costs.

The following summarizes the components of revenues less cost of revenues for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 (in millions, except percentages):

	Three Months Ended
	March 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
Transaction and clearing fees less liquidity payments and routing and clearing costs	$234.3	$253.1	$(18.8)	(7.4)%
Access and capacity fees	66.4	57.7	8.7	15.1%
Market data fees	63.8	56.2	7.6	13.5%
Regulatory fees, less Section 31 fees	9.6	9.4	0.2	2.1%
Royalty fees	(20.3)	(27.4)	7.1	(25.9)%
Other	11.7	9.3	2.4	25.8%
Revenues less cost of revenues	$365.5	$358.3	$7.2	2.0%

Transaction and Clearing Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction and clearing fees less liquidity payments and routing and clearing costs (“Net Transaction and Clearing Fees”) decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a 29.6% decrease in index options ADV and a 22.7% decrease in Futures ADV, partially offset by additional net transaction and clearing fees attributable to EuroCCP and BIDS, which the Company acquired in the third and fourth quarter of 2020, respectively.

Access and Capacity Fees

Access and capacity fees increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in logical port revenue in the Options, Europe, and North American Equities segments, as well as an increase in physical port revenue in the North American Equities segment.

Market Data Fees

Market data fees increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in subscribers, an increase in tape plan market data revenue within the North American Equities segment related to audit recoveries, and additional revenue attributed to Trade Alert, which was acquired during the second quarter of 2020.

Regulatory Fees, less Section 31 Fees

Regulatory fees, less Section 31 fees, were relatively flat for the three months ended March 31, 2021 compared to the same period in 2020.

Royalty Fees

Royalty fees decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a decline in trading volume in licensed products.

Other

Other revenue increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to additional net interest income from EuroCCP, which the Company acquired in the third quarter of 2020.

Operating Expenses

Total operating expenses increased $29.0 million, or 22.0%, for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to increases in compensation and benefits and technology support services related to acquisitions.

The following summarizes changes in operating expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 (in millions, except percentages):

	Three Months Ended
	March 31,		Increase/	Percent
	2021	2020	(Decrease)	Change
Compensation and benefits	$72.3	$53.3	$19.0	35.6%
Depreciation and amortization	42.0	40.5	1.5	3.7%
Technology support services	17.2	11.9	5.3	44.5%
Professional fees and outside services	15.6	14.9	0.7	4.7%
Travel and promotional expenses	1.6	2.1	(0.5)	(23.8)%
Facilities costs	5.3	4.1	1.2	29.3%
Acquisition-related costs	3.4	0.8	2.6	325.0%
Other expenses	3.5	4.3	(0.8)	(18.6)%
Total operating expenses	$160.9	$131.9	$29.0	22.0%

Compensation and Benefits

Compensation and benefits increased for the three months ended March 31, 2021 compared to the same period in 2020. For the three months ended March 31, 2021, the increase was primarily due to an increase in salaries, wages, and bonus expense of $7.5 million, an increase in compensation expense related to acquisitions of $6.0 million, a $3.6 million increase in equity compensation as a result of performance share and qualified retirement vesting, and a $3.6 million increase in benefits primarily due to the adjustment of deferred compensation plan assets.

Depreciation and Amortization

Depreciation and amortization increased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to an increase depreciation and amortization expense resulting from the acquisitions made in 2020, partially offset by a decline in amortization under the discounted cash flow method for the intangibles acquired in the Bats acquisition.

Technology Support Services

Technology support services increased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to increases in market data support service fees, purchased software, and purchased hardware related to the acquisitions made in 2020.

Professional Fees and Outside Services

Professional fees and outside services increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to increases in contracted services, consulting fees, and regulatory fees, partially offset by a decline in legal fees.

Travel and Promotional Expenses

Travel and promotional expenses decreased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to travel restrictions implemented in March 2020 in response to the COVID-19 pandemic coupled with a decrease in marketing expenses.

Facilities Costs

Facilities costs increased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to additional rent expense related to the new trading floor location beginning in May 2020, as well as additional facilities costs related to the acquisitions made in 2020.

Acquisition-Related Costs

Acquisition-related costs increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in professional fees and other fees, as well as an impairment charge related to the investment in Signal recorded in the first quarter of 2021.

Other Expenses

Other expenses decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a $0.7 million decrease in charitable contributions resulting from one-time charitable contributions made to support COVID-19 relief efforts of $1.0 million during the three months ended March 31, 2020.

Operating Income

As a result of the items above, operating income for the three months ended March 31, 2021 was $204.6 million compared to $226.4 million for same period in 2020.

Interest Expense, Net

Net interest expense increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to commitment fees related to the EuroCCP Credit Facility, as well as additional interest expense related to the 1.625% Senior Notes issued in the fourth quarter of 2020.

Other Expense, Net

Net other expense decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a $2.5 million increase in deferred compensation plan asset income.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the three months ended March 31, 2021 was $192.9 million compared to $217.5 million for the same period in 2020, a decrease of $24.6 million.

Income Tax Provision

The effective tax rate from continuing operations was 28.9% and 27.6% for the three months ended March 31, 2021 and 2020, respectively. The higher effective tax rate in 2021 is primarily due to decreased benefits from foreign derived intangible income (“FDII”).

Net Income

As a result of the items above, net income for the three months ended March 31, 2021 was $137.2 million compared to $157.4 million for the three months ended March 31, 2020, a decrease of $20.2 million.

Segment Operating Results

We report results from our five segments: Options, North American Equities, Futures, Europe, and Global FX. Segment performance is primarily based on operating income (loss). We have aggregated all corporate costs, as well as other business ventures, within Corporate Items and Eliminations as those activities should not be used to evaluate a segment’s operating performance. All operating expenses that relate to activities of a specific segment have been allocated to that segment.

The following summarizes our total revenues by segment:

				Percentage of
				Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2021	2020	Change	2021	2020

	(in millions, except percentages)
Options	$382.4	$356.5	7.3%	37.9%	38.7%
North American Equities	526.0	473.7	11.0%	52.0%	51.4%
Futures	31.6	41.5	(23.9)%	3.1%	4.5%
Europe	55.8	32.9	69.6%	5.5%	3.6%
Global FX	14.7	16.9	(13.0)%	1.5%	1.8%
Corporate	0.3	—	100.0%	—%	—%
Total revenues	$1,010.8	$921.5	9.7%	100.0%	100.0%

The following summarizes our revenues less cost of revenues by segment:

				Percentage of
				Total Revenues
				Less Cost of Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2021	2020	Change	2021	2020

	(in millions, except percentages)
Options	$181.7	$188.5	(3.6)%	49.8%	52.6%
North American Equities	96.1	86.6	11.0%	26.3%	24.2%
Futures	30.6	40.1	(23.7)%	8.4%	11.2%
Europe	42.1	26.2	60.7%	11.5%	7.3%
Global FX	14.7	16.9	(13.0)%	4.0%	4.7%
Corporate	0.3	—	100.0%	—%	—%
Total revenues less cost of revenues	$365.5	$358.3	2.0%	100.0%	100.0%

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2021	2020	Change	2021	2020
Revenues less cost of revenues	$181.7	$188.5	(3.6)%	47.5%	52.9%
Operating expenses	53.0	45.1	17.5%	13.9%	12.7%
Operating income	$128.7	$143.4	(10.3)%	33.7%	40.2%
EBITDA (1)	$135.3	$151.0	(10.4)%	35.4%	42.4%
EBITDA margin (2)	74.5%	80.1%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $6.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a 29.6% decrease in index options ADV, partially offset by a 35.0% increase in multi-listed options ADV, a decrease in royalty fees, and an increase in proprietary market data revenue attributable to Trade Alert, which the Company acquired in the second quarter of 2020. For the three months ended March 31, 2021, operating income for the Options segment decreased $14.7 million compared to the three months ended March 31, 2020, primarily due to an increase in operating expenses. Operating expenses increased $7.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to increases in acquisition-related costs and compensation and benefits, partially offset by a decrease in professional fees and outside services.

North American Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our North American Equities segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2021	2020	Change	2021	2020
Revenues less cost of revenues	$96.1	$86.6	11.0%	18.3%	18.3%
Operating expenses	51.0	37.6	35.6%	9.7%	7.9%
Operating income	$45.1	$49.0	(8.0)%	8.6%	10.3%
EBITDA (1)	$64.5	$66.7	(3.3)%	12.3%	14.1%
EBITDA margin (2)	67.1%	77.0%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $9.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to additional revenue attributable to BIDS, which the Company acquired in the fourth quarter of 2020. For the three months ended March 31, 2021, operating income for the North American Equities segment decreased $3.9 million compared to the three months ended March 31, 2020, primarily due to an increase in operating expenses. Operating expenses increased $13.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in compensation and benefits, as well as increases in depreciation and amortization and technology support services as a result of the BIDS and MATCHNow acquisitions.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2021	2020	Change	2021	2020
Revenues less cost of revenues	$30.6	$40.1	(23.7)%	96.8%	96.6%
Operating expenses	13.1	13.2	(0.8)%	41.5%	31.8%
Operating income	$17.5	$26.9	(34.9)%	55.4%	64.8%
EBITDA (1)	$18.1	$27.6	(34.4)%	57.3%	66.5%
EBITDA margin (2)	59.2%	68.8%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $9.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a 22.7% decrease in Futures ADV. For the three months ended March 31, 2021, operating income for the Futures segment decreased $9.4 million compared to the three months ended March 31, 2020, due to lower revenues less cost of revenues. Operating expenses decreased $0.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a decrease in professional fees and outside services and other expenses, partially offset by an increase in compensation and benefits.

Europe

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Europe segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2021	2020	Change	2021	2020
Revenues less cost of revenues	$42.1	$26.2	60.7%	75.4%	79.6%
Operating expenses	27.6	16.7	65.3%	49.5%	50.8%
Operating income	$14.5	$9.5	52.6%	26.0%	28.9%
EBITDA (1)	$22.6	$16.8	34.5%	40.5%	51.1%
EBITDA margin (2)	53.7%	64.1%	*	*	*

*Not meaningful

(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $15.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to additional revenue attributable to EuroCCP, which the Company acquired in the third quarter of 2020. For the three months ended March 31, 2021, operating income for the Europe segment increased $5.0 million compared to the three months ended March 31, 2020, due to higher revenues less cost of revenues. Operating expenses increased $10.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in compensation and benefits, technology support services, and professional fees and outside services as a result of the EuroCCP acquisition.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2021	2020	Change	2021	2020
Revenues less cost of revenues	$14.7	$16.9	(13.0)%	100.0%	100.0%
Operating expenses	13.5	13.9	(2.9)%	91.8%	82.2%
Operating income	$1.2	$3.0	(60.0)%	8.2%	17.8%
EBITDA (1)	$7.6	$10.0	(24.0)%	51.7%	59.2%
EBITDA margin (2)	51.7%	59.2%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and adjusted EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $2.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a 14.8% decrease in Global FX ADNV. For the three months ended March 31, 2021, operating income for the Global FX segment decreased $1.8 million compared to the three months ended March 31, 2020, primarily due to a decline in revenues less costs of revenues. Operating expenses decreased $0.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a decrease in depreciation and amortization and professional fees and outside services, partially offset by an increase in compensation and benefits.

Liquidity and Capital Resources

Below are charts that reflect elements of our capital allocation:

Outstanding Debt
$1,500.0
$1,250.0
$1,000.0
$750.0
$500.0
$250.0
$-
(in millions)
$868.1
$868.1
$1,187.8
$1,138.8
$49.0
March 31, 2020
March 31, 2021
Short-Term Debt
Long-Term Debt

Dividends Paid
(in millions)
$40.0
$45.3
Q1 2020
Q1 2021

Repurchases under Share
Repurchase Program
(in millions)
$119.5
$47.6
Q1 2020
Q1 2021

Dividends per share
$0.36
$0.42
Q1 2020
Q1 2021

We expect our cash on hand at March 31, 2021 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, any dividends, potential strategic acquisitions, and opportunities for common stock repurchases under the previously announced program. We may also utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 10 (“Debt”) of the condensed consolidated financial statements for further information.

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

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of March 31, 2021 increased $17.9 million from December 31, 2020, primarily due to results from operations and proceeds from available-for-sale financial investments, partially offset by purchases of available-for-sale financial investments, share repurchases under the share repurchase program, and cash dividends paid on common stock. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $133.4 million as of March 31, 2021. The remaining balance was held in the United States and totaled $129.9 million as of March 31, 2021. Our cash and cash equivalents held outside of the United States as of December 31, 2020 totaled $128.2 million, and are held in various foreign subsidiaries. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include deferred compensation plan assets as well as investments with original or acquired maturities longer than three months but that mature in less than one year from the balance sheet date and are recorded at fair value. As of March 31, 2021 and December 31, 2020, financial investments consisted of U.S. Treasury securities and deferred compensation plan assets.

Cash Flow

The following table summarizes our cash flow data for the three months ended March 31, 2021 and 2020, respectively (in millions):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$599.1	$163.3
Net cash used in investing activities	(13.3)	(51.0)
Net cash used in financing activities	(119.5)	(175.7)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(0.5)	(0.7)
Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$465.8	$(64.1)

	As of March 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$263.3	$165.2
Restricted cash and cash equivalents (margin deposits and clearing funds)	1,260.0	—
Total	$1,523.3	$165.2

Net Cash Flows Provided by Operating Activities

During the three months ended March 31, 2021, net cash provided by operating activities was $461.9 million higher than net income. The variance is primarily attributed to the increase of $447.9 million of restricted cash and cash equivalents (margin deposits and clearing funds) for the three months ended March 31, 2021.

Net cash flows provided by operating activities were $599.1 million and $163.3 million for the three months ended March 31, 2021 and 2020, respectively. The change in net cash flows provided by operating activities was primarily due to the change in margin deposits and clearing funds of $447.9 million and the change for accounts receivable of $37.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities were $13.3 million and $51.0 million for the three months March 31, 2021 and 2020, respectively. The variance is primarily due to acquisitions, net of cash acquired for the three months ended March 31, 2020, partially offset by additional purchases of available-for-sale financial investments for the three months ended March 31, 2021.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities for the three months ended March 31, 2021 and 2020 were $119.5 million and $175.7 million, respectively. The variance is primarily attributed to a decrease in share repurchases, which were $47.6 million and $119.5 million for the three months ended March 31, 2021 and 2020, respectively, partially offset by the $20.0 million principal payment of the current portion of long-term debt during the three months ended March 31, 2021.

Financial Assets

The following summarizes our financial assets, excluding margin deposits and clearing funds, as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$263.3	$245.4
Financial investments	95.5	92.4
Less deferred compensation plan assets	(24.0)	(24.5)
Less cash collected for Section 31 fees	(70.9)	(103.0)
Adjusted cash (1)	$263.9	$210.3
(1)	Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments, minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021	December 31, 2020
Term Loan Agreement	$50.0	$70.0
3.650% Senior Notes	650.0	650.0
1.625% Senior Notes	500.0	500.0
Revolving Credit Agreement	—	—
EuroCCP Credit Facility	—	—
Less unamortized discount and debt issuance costs	(12.2)	(16.1)
Total debt	$1,187.8	$1,203.9

As of March 31, 2021 and December 31, 2020, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of March 31, 2021, we had an additional $250.0 million available through our revolving credit facility, with the ability to borrow another $100.0 million by increasing the commitments under the facility. Together with adjusted cash, we had $513.9 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of March 31, 2021.

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

Share Repurchase Program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014, 2015 and 2016, $250 million in each of 2018, 2019 and 2020, and $200 million in February 2021, for a total authorization of $1.6 billion. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Under the program, for the three months ended March 31, 2021, the Company repurchased 490,632 shares of common stock at an average cost per share of $96.97, totaling $47.6 million. Since inception of the program through March 31, 2021, the Company has repurchased 17,740,756 shares of common stock at an average cost per share of $67.50, totaling $1.2 billion.

As of March 31, 2021, the Company had $352.5 million of availability remaining under its existing share repurchase authorizations.

Commercial Commitments and Contractual Obligations

As of March 31, 2021, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 10 (“Debt”) for a discussion of the outstanding debt, Note 12 (“Clearing Operations”) for information on EuroCCP’s clearinghouse exposure guarantee, and Note 22 (“Leases”) for discussion on operating leases and equipment leases.

Off Balance Sheet Arrangements

See Note 12 (“Clearing Operations”) for discussion on contingent assets and liabilities related to clearing operations in connection with the Company’s acquisition of EuroCCP.

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

For the three months ended March 31, 2021, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Three Months Ended
	March 31, 2021
	British		Canadian
	Pound (1)	Euro (1)	Dollar (1)
Foreign denominated % of:
Revenues	1.5%	2.1%	0.3%
Cost of revenues	0.2%	1.3%	—%
Operating expenses	6.3%	5.5%	1.3%
Impact of 10% adverse currency fluctuation on:
Revenues	$1.5	$2.1	$0.3
Cost of revenues	0.1	0.8	—
Operating expenses	1.0	0.9	0.2
(1)	An average foreign exchange rate to the U.S. dollar for the period was used. See Item 2 (“Management’s Discussion and Analysis”) for the table summarizing the changes in certain operational and financial metrics for more information.

Equity Risk

Our investment in European and Canadian operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European business are denominated in British pounds or Euros. The assets and liabilities of our Canadian business are denominated in Canadian dollars. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income (loss) within stockholders' equity on our condensed consolidated balance sheet.

Our primary exposure to this equity risk as of March 31, 2021 is presented by foreign currency in the following table (in millions):

	British		Canadian
	Pounds (1)	Euro (1)	Dollars (1)
Net equity investment in Cboe Europe Limited, EuroCCP, and MATCHNow	$702.5	$87.9	$143.5
Impact on consolidated equity of a 10% adverse currency fluctuation	70.2	8.8	14.3
(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds per U.S. dollar, Euros per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of March 31, 2021.

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

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of March 31, 2021 and 2020, our cash and cash equivalents and financial investments were $358.8 million and $208.8 million, respectively, of which $133.4 million and $85.8 million is held outside of the United States in various foreign subsidiaries in 2021 and 2020, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

As of March 31, 2021, we had $1,187.8 million in outstanding debt, of which $1,138.8 million relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. The remaining amounts outstanding of $49.0 million relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in interest rates relating to the amounts outstanding under the Term Loan Agreement as of March 31, 2021 would decrease annual pre-tax earnings by $0.5 million, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the EuroCCP Credit Facility, as these facilities bear interest at fluctuating rates. As of March 31, 2021, there were no outstanding borrowings under our Revolving Credit agreement and no outstanding borrowings under the EuroCCP Credit Facility. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.

Liquidity Risk

We are exposed to liquidity risk under certain circumstances in relation to the cross-acceleration and cross-default provisions within the Term Loan Agreement and the Revolving Credit Agreement as a result of the Company, as guarantor, entering into the EuroCCP Credit Facility. A default of the Facility may allow lenders to accelerate any related drawn amounts and may result in the acceleration of the Company’s other outstanding debt to which a cross-acceleration or cross-default provision applies, which may limit the Company’s liquidity, business and financing activities. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.

Item 4. Controls and Procedures

a)Disclosure controls and procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during first quarter 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

Cboe incorporates herein by reference the discussion set forth in Note 19 (“Income Taxes”) and Note 21 (“Commitments, Contingencies, and Guarantees”) of the condensed consolidated financial statements included herein.

Other than the legal proceedings below, there have been no material updates during the period covered by this Form 10-Q to the Legal Proceedings as set forth in Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2020.

Consolidated Data Plans

On May 6, 2020, the SEC issued a final order (the “Consolidated Data Plan Order”) that would require U.S. equities exchanges and FINRA to develop and file a new consolidated data plan (the “Plan”) that would replace the three current U.S. equities tape data plans and require certain governance provisions, such as changes to the voting structure. Pursuant to the Consolidated Data Plan Order, the Company and the other U.S. equities exchanges and FINRA are required to file the proposed Plan for public comment before the SEC takes any definitive action on such new plan. Until and if the SEC approves a new plan, the current data plans will continue to govern. On June 29, 2020, the Company filed a Petition for Review in the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) asserting the Consolidated Data Plan Order is unlawful. On October 14, 2020, the D.C. Circuit issued an order setting forth a briefing schedule and briefing concluded on March 12, 2021. Oral argument occurred on April 26, 2021. The Consolidated Data Plan Order may cause the Company’s equities exchanges, BZX, BYX, EDGX, and EDGA, to require additional resources to comply with or challenge the Consolidated Data Plan Order and it may have a material impact on our business, financial condition and operating results if, for example, there is a negative impact on the market data fees the Company’s equities exchanges are able to charge. The Company intends to litigate the matter vigorously.

Market Data Infrastructure Rule

On December 9, 2020, the SEC issued a Market Data Infrastructure Final Rule (“MDIR”), which makes significant additions to the content available on the Securities Information Processors (“SIPs”) and replaces the exclusive processors with a competing consolidator model. On February 5, 2021, the Company, along with other equity exchanges, filed: (1) a Motion to Stay of the MDIR with the SEC, which the SEC denied on March 24, 2021 and (2) a Petition for Review (“PFR”) in the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”). On March 24, 2021, the SEC filed a Motion to Dismiss with the D.C. Circuit: (1) arguing that the PFR is not ripe because the MDIR had not been published in the Federal Register (“FR”), (2) suggesting (if there is ambiguity) that the D.C. Circuit clarify whether publication in the FR opens the filing window, and (3) suggesting that the D.C. Circuit could hold the case in abeyance pending filing of a PFR after publication in the Federal Register. On April 9, 2021, the MDIR was published in the FR. On April 13, 2021, the Company filed another PFR with the D.C. Circuit as a protective measure in the event it is determined that the time to file a PFR did not commence until publication of the MDIR in the FR. The implementation of the MDIR could cause Cboe’s equities exchanges, BZX, BYX, EDGX, and EDGA, to require additional resources to comply with or to challenge the new rules and they may have a material impact on our business, financial condition and operating results if, for example, there are lower SIP plan revenues or we must reduce the fees we charge for market data. The Company intends to litigate the matter vigorously.

Item 1A.   Risk Factors.

Other than the risk factor listed below, there have been no material updates during the period covered by this Form 10-Q to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any of these risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.

Legislative or regulatory changes affecting our markets could have a material adverse effect on our business, financial condition and operating results.

Changes in regulation by the SEC, CFTC, FCA, Central Bank of the Netherlands (“DNB”), AFM, IIROC, Ontario Securities Commission (“OSC”), foreign regulators or other government action, including SEC approval of rule filings by other SROs or entities, including OCC, could materially affect our markets, products and clearinghouse. In recent years, the securities and derivatives industries have been subject to regulatory changes as a result of increasing government and public scrutiny of the securities and derivatives industries. We have also experienced, and we may also experience due to changes in administrations in the U.S. and expansion into other asset classes and geographies, an increase in rulemaking and legislation that could affect our business.

Starting in 2015, large U.S. banks were required to use a calculation methodology known as the current exposure method (“CEM”) to compute regulatory capital requirements associated with the clearing guarantee provided by bank-affiliated OCC clearing members. U.S. banks, as well as European banks that also apply CEM, are required to maintain regulatory capital that is disproportionate to the risk of clearing options contracts and has led to further increases in capital requirements for bank holding companies and bank subsidiaries involved in the trading and clearing of derivatives. In November 2019, the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency approved replacing CEM with a more risk-sensitive calculation method known as the standardized approach to counterparty credit risk (“SA-CCR”), which is expected to reduce capital requirements associated with the clearing of listed options. Banks subject to the November 2019 Final Rule are required to adopt SA-CCR by January 1, 2022 but have been able to do so since April 1, 2020. EU banks governed by the Capital Requirements Regulation are able to adopt SA-CCR on June 28, 2021. If the implementation of SA-CCR does not occur earlier than 2022 in the US or on June 28, 2021 in the EU (or by subsequent dates in the event that the current deadlines are extended), during that time we may experience a reduction in trading in options and futures due to bank-affiliated clearing members charging their customers more to trade, reducing the type or number of customers or withdrawing from the business of market-maker clearing.

Further, Congress, regulators and some media have been increasingly scrutinizing electronic trading and the structure of equity markets in recent years. The SEC continues to consider various potential market structure changes, which could result in reduced trading volumes, or which could negatively affect our business. To the extent the SEC adopts regulatory changes, our business, financial condition and operating results could be negatively impacted. In addition, high frequency trading has been the subject of private litigation and we are party to one such matter. See Note 21 (“Commitments, Contingencies, and Guarantees—Legal Proceedings”) for more information. To the extent the SEC adopts additional regulatory changes related to market data and access and capacity, our business, financial condition and operating results could be negatively impacted.

Under EU and UK regulations, European and UK banks and other European and UK financial institutions become subject to punitive capital charges if they transact options or futures through a third country central counterparty (“CCP”) that is not recognized in the applicable jurisdiction. OCC, our clearinghouse for options and futures, is not currently recognized as a third country CCP by the EU or the UK. However, the European Commission has issued equivalency determinations for CCPs regulated by the CFTC and SEC, which includes OCC, and OCC’s application for recognition as a third country CCP in the EU is pending. The UK has not issued any equivalency determination with respect to U.S. CCPs, and accordingly OCC has not yet submitted its application for recognition in the UK but is instead operating under the UK’s temporary recognition regime. As a prerequisite to ultimately achieving recognition in the EU or UK, it is possible that OCC could be required by the EU or UK to contribute capital to its default waterfall applicable in the event of clearing member default. This capital could be required to be drawn before the default fund contributions of non-defaulting clearing members in the event that a defaulting clearing member’s margin and other contributions were to be exhausted. OCC’s stockholders, including Cboe Options, could effectively be required to fund this capital. If the EU or UK do not recognize OCC as a third country CCP, then European or UK market participants that clear through OCC would become subject to punitive capital charges. As a result, we could experience the loss of a significant number of European or UK market participants and a significant reduction in trading activity on our options and futures markets, which could have a material adverse effect on our business, financial condition and operating results.

The implementation of MiFID II and MiFIR in Europe at the beginning of 2018 has encouraged competition among market centers in Europe. MiFID II and MiFIR have introduced a number of new rules, including enhanced internal organizational and compliance monitoring requirements, which apply directly to European trading venues such as our MTF and RM. The impact of MiFID II and MiFIR is significant, and the increased competition among market centers could reduce trading volumes and trading fees, while increasing our costs of operating in Europe. Additionally, European authorities are planning to continue to review MiFID in the second half of 2021 as a result of which new rules may come into effect that could have a material impact on our business.

The legislative and regulatory environment in which the spot FX market operates is evolving and has undergone significant changes in the recent past, and there may be future regulatory changes in the spot FX industry. The FX Global Code was published in 2017 and sets forth standards of conduct agreed by market participants and central banks on a global basis to apply to the wholesale FX market, and the effect of its publication on conduct and future regulation continues to evolve. Cboe FX issued a Statement of Commitment declaring its commitment to conduct its FX market activities in a manner consistent with the principles of the FX Global Code. Amendments to the FX Global Code, changes in the interpretation or enforcement of existing laws and regulations by applicable governmental bodies and regulatory organizations, or the adoption of new legal or regulatory requirements, may also adversely affect our spot FX business. Further, our FX NDF business may also be adversely affected by proposed regulatory changes to the rules governing swap execution facilities.

It is also possible that there will be additional legislative and regulatory changes or efforts in the environment in which we operate, or plan to operate, our businesses. Actions on any of the specific regulatory issues currently under review in the U.S. or internationally and other proposals could have a material impact on our business.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014, 2015 and 2016, $250 million in each of 2018, 2019 and 2020, and $200 million in February 2021, for a total authorization of $1.6 billion. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

The table below shows the purchases of equity securities by the Company which settled during the three months ended March 31, 2021, reflecting the purchase of common stock under the Company's share repurchase program:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that May
			as Part of Publicly	Yet Be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or Programs
Period	Shares Purchased	Paid per Share	or Programs	(in millions)
January 1 to January 31, 2021	4,957	$91.97	4,957	$199.7
February 1 to February 28, 2021	163,761	89.97	163,761	384.9
March 1 to March 31, 2021	321,914	100.61	321,914	352.5
Total	490,632	$96.97	490,632

Purchase of common stock from employees

The table below reflects the acquisition of common stock by the Company in the three months ended March 31, 2021 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31, 2021	—	$—
February 1 to February 28, 2021	59,202	91.59
March 1 to March 31, 2021	—	—
Total	59,202

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
Date: April 30, 2021

By:	/s/ Brian N. Schell
Brian N. Schell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: April 30, 2021