Form 10-Q
period 2021-06-30
Cboe Global Markets, Inc.
filed 2021-07-30
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	July 23, 2021
Common Stock, par value $0.01 per share	106,623,085 shares

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

●	“Cboe,” “we,” “us,” “our” or “the Company” refers to Cboe Global Markets, Inc. and its subsidiaries.
●	“ADV” means average daily volume.
●	“ADNV” means average daily notional value.
●	“AFM” refers to the Netherlands Authority for the Financial Markets.
●	“ATS” refers to an alternative trading system.
●	“Bats Global Markets” and “Bats” refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
●	“BIDS Trading” refers to BIDS Trading, L.P., a wholly-owned subsidiary of Cboe Global Markets, Inc. The ATS operated by BIDS Trading is not a registered national securities exchange or a facility thereof.
●	“BYX” refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“C2” refers to Cboe C2 Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Chi-X Europe” refers to Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Europe Equities” refers to the combined businesses of Cboe Europe and Cboe NL.
●	“Cboe Europe” refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the UK operator of our Multilateral Trading Facility (“MTF”), our Regulated Market (“RM”), and our Approved Publication Arrangement (“APA”) under its Recognized Investment Exchange (“RIE”) status.
●	“Cboe FX” refers to Cboe FX Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe NL” refers to Cboe Europe BV, a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
●	“Cboe Options” refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe SEF” refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Swiss” refers to Cboe Switzerland GmbH, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Trading” refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United States.
●	“Chi-X Asia Pacific” refers to Chi-X Asia Pacific Holdings, Ltd., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFE” refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFTC” refers to the U.S. Commodity Futures Trading Commission.
●	“EDGA” refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“EDGX” refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“ESMA” refers to the European securities and Markets Authority.
●	“EuroCCP” refers to European Central Counterparty N.V., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Exchanges” refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.
●	“FASB” refers to the Financial Accounting Standards Board.
●	“FCA” refers to the UK Financial Conduct Authority.
●	“FINRA” refers to the Financial Industry Regulatory Authority.
●	“GAAP” refers to Generally Accepted Accounting Principles in the United States.
●	“IIROC” refers to the Investment Industry Regulatory Organization of Canada.
●	“MATCHNow” refers to TriAct Canada Marketplace LP, a wholly-owned subsidiary of Cboe Global Markets, Inc., the operator of our Canadian ATS called MATCHNow.
●	“Merger” refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
●	“OCC” refers to The Options Clearing Corporation.
●	“OPRA” refers to Options Price Reporting Authority, LLC.
●	“SEC” refers to the U.S. Securities and Exchange Commission.
●	“SPX” refers to our S&P 500 Index exchange-traded options products.
●	“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
●	“VIX” refers to our Cboe Volatility Index exchange traded options and futures products.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except par value data and share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$450.9	$245.4
Financial investments	118.7	92.4
Accounts receivable, net of $0.9 allowance for credit losses at June 30, 2021 and $0.6 at December 31, 2020	333.1	337.3
Margin deposits and clearing funds	1,188.2	812.1
Income taxes receivable	39.7	53.1
Other current assets	50.2	26.5
Total current assets	2,180.8	1,566.8

Investments	41.1	42.7
Land	2.3	—
Property and equipment, net	95.6	82.6
Property held for sale	—	13.0
Operating lease right of use assets	113.7	111.0
Goodwill	2,899.5	2,895.1
Intangible assets, net	1,670.4	1,729.0
Other assets, net	93.1	76.3
Total assets	$7,096.5	$6,516.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$260.0	$250.0
Section 31 fees payable	120.9	152.9
Deferred revenue	17.2	10.2
Margin deposits and clearing funds	1,188.2	812.1
Income taxes payable	4.8	4.2
Current portion of long-term debt	—	68.7
Current portion of contingent consideration liabilities	12.9	15.2
Total current liabilities	1,604.0	1,313.3

Long-term debt	1,298.5	1,135.2
Unrecognized tax benefits	187.5	164.7
Deferred income taxes	384.1	377.6
Non-current operating lease liabilities	134.0	132.1
Contingent consideration liabilities	13.7	17.5
Other non-current liabilities	32.2	27.2
Total liabilities	3,654.0	3,167.6
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 126,203,651 and 106,621,969 shares issued and outstanding, respectively at June 30, 2021 and 125,998,967 and 107,299,933 shares issued and outstanding, respectively at December 31, 2020	1.3	1.2
Common stock in treasury, at cost, 19,581,682 shares at June 30, 2021 and 18,699,034 shares at December 31, 2020	(1,337.5)	(1,250.4)
Additional paid-in capital	2,730.7	2,713.3
Retained earnings	1,962.2	1,809.8
Accumulated other comprehensive income, net	85.8	75.0
Total stockholders’ equity	3,442.5	3,348.9
Total liabilities and stockholders’ equity	$7,096.5	$6,516.5

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Transaction and clearing fees	$618.2	$618.3	$1,381.4	$1,279.8
Access and capacity fees	67.1	55.7	133.5	113.4
Market data fees	62.8	58.7	126.6	114.9
Regulatory fees	36.9	128.7	138.4	265.5
Other revenue	15.8	7.3	31.7	16.6
Total revenues	800.8	868.7	1,811.6	1,790.2
Cost of revenues:
Liquidity payments	377.9	415.6	879.7	808.0
Routing and clearing	19.9	17.7	47.0	33.7
Section 31 fees	28.8	119.0	120.7	246.4
Royalty fees	20.3	19.4	40.6	46.8
Other	3.3	0.1	7.5	0.1
Total cost of revenues	450.2	571.8	1,095.5	1,135.0
Revenues less cost of revenues	350.6	296.9	716.1	655.2
Operating expenses:
Compensation and benefits	67.7	54.9	140.0	108.2
Depreciation and amortization	40.6	38.0	82.6	78.5
Technology support services	16.2	12.5	33.4	24.4
Professional fees and outside services	22.4	12.3	38.0	27.2
Travel and promotional expenses	1.9	0.9	3.5	3.0
Facilities costs	5.4	4.1	10.7	8.2
Acquisition-related costs	1.8	9.4	5.2	10.2
Other expenses	4.6	3.1	8.1	7.4
Total operating expenses	160.6	135.2	321.5	267.1
Operating income	190.0	161.7	394.6	388.1
Non-operating (expenses) income:
Interest expense, net	(12.3)	(7.3)	(24.6)	(14.6)
Other income, net	1.5	2.2	2.1	0.6
Income before income tax provision	179.2	156.6	372.1	374.1
Income tax provision	73.7	43.0	129.4	103.1
Net income	105.5	113.6	242.7	271.0
Net income allocated to participating securities	(0.3)	(0.3)	(0.7)	(0.7)
Net income allocated to common stockholders	$105.2	$113.3	$242.0	$270.3
Basic earnings per share	$0.99	$1.04	$2.26	$2.46
Diluted earnings per share	$0.98	$1.03	$2.26	$2.45

Basic weighted average shares outstanding	106.8	109.5	107.1	109.9
Diluted weighted average shares outstanding	106.9	109.6	107.3	110.1

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$105.5	$113.6	$242.7	$271.0
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	6.0	(3.5)	10.8	(41.0)
Unrealized holding losses on financial investments	—	(0.3)	—	(0.3)
Post-retirement benefit obligations	—	1.1	—	1.1
Comprehensive income	111.5	110.9	253.5	230.8
Comprehensive income allocated to participating securities	(0.3)	(0.3)	(0.7)	(0.7)
Comprehensive income allocated to common stockholders, net of income tax	$111.2	$110.6	$252.8	$230.1

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six months ended June 30, 2021 and June 30, 2020

(unaudited)

(in millions, except per share amounts)

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	income, net	equity
Balance at December 31, 2020	$—	$1.2	$(1,250.4)	$2,713.3	$1,809.8	$75.0	$3,348.9
Cash dividends on common stock of $0.42 per share	—	—	—	—	(45.3)	—	(45.3)
Stock-based compensation	—	0.1	—	11.7	—	—	11.8
Repurchases of common stock from employee stock plans	—	—	(5.7)	—	—	—	(5.7)
Purchase of common stock	—	—	(47.6)	—	—	—	(47.6)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	137.2	—	137.2
Other comprehensive income	—	—	—	—	—	4.8	4.8
Balance at March 31, 2021	$—	$1.3	$(1,303.7)	$2,725.1	$1,901.7	$79.8	$3,404.2
Cash dividends on common stock of $0.42 per share	—	—	—	—	(45.0)	—	(45.0)
Stock-based compensation	—	—	—	5.5	—	—	5.5
Repurchases of common stock from employee stock plans	—	—	(0.1)	—	—	—	(0.1)
Purchase of common stock	—	—	(33.7)	—	—	—	(33.7)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	105.5	—	105.5
Other comprehensive income	—	—	—	—	—	6.0	6.0
Balance at June 30, 2021	$—	$1.3	$(1,337.5)	$2,730.7	$1,962.2	$85.8	$3,442.5

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	income (loss), net	equity
Balance at December 31, 2019	$—	$1.2	$(887.1)	$2,691.3	$1,512.6	$37.6	$3,355.6
Transition adjustment for adoption of Current Expected Credit Losses standard at January 1, 2020	—	—	—	—	(0.4)	—	(0.4)
Cash dividends on common stock of $0.36 per share	—	—	—	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	—	8.3	—	—	8.3
Repurchases of common stock from employee stock plans	—	—	(13.9)	—	—	—	(13.9)
Purchase of common stock	—	—	(119.5)	—	—	—	(119.5)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	157.4	—	157.4
Other comprehensive loss	—	—	—	—	—	(37.5)	(37.5)
Balance at March 31, 2020	$—	$1.2	$(1,020.5)	$2,699.7	$1,629.6	$0.1	$3,310.1
Cash dividends on common stock of $0.36 per share	—	—	—	—	(39.5)	—	(39.5)
Stock-based compensation	—	—	—	4.6	—	—	4.6
Exercise of common stock options	—	—	—	0.2	—	—	0.2
Repurchases of common stock from employee stock plans	—	—	(0.2)	—	—	—	(0.2)
Purchase of common stock	—	—	(99.8)	—	—	—	(99.8)
Net income	—	—	—	—	113.6	—	113.6
Other comprehensive loss	—	—	—	—	—	(2.7)	(2.7)
Balance at June 30, 2020	$—	$1.2	$(1,120.5)	$2,704.5	$1,703.7	$(2.6)	$3,286.3

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$242.7	$271.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82.6	78.5
Amortization of debt issuance cost and debt discount	1.4	1.0
Realized gain on available-for-sale financial investments	—	(0.4)
Provision for accounts receivable credit losses	0.5	0.4
Provision for deferred income taxes	5.9	(11.0)
Stock-based compensation expense	17.2	12.9
Impairment of property held for sale	—	8.1
Impairment charge of investment	0.6	—
Equity earnings in investments	0.4	(0.7)
Changes in assets and liabilities:
Accounts receivable	4.2	(144.2)
Restricted cash and cash equivalents (margin deposits and clearing funds)	376.1	—
Income taxes receivable	13.3	56.8
Other current assets	(21.7)	(1.8)
Other assets	(15.9)	(12.1)
Accounts payable and accrued liabilities	9.6	45.3
Section 31 fees payable	(31.9)	148.5
Deferred revenue	7.0	11.6
Income taxes payable	0.6	11.1
Unrecognized tax benefits	22.8	12.9
Other liabilities	6.4	0.4
Net cash provided by operating activities	721.8	488.3
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(66.6)
Proceeds from acquisition-related escrow	0.5	—
Purchases of available-for-sale financial investments	(92.6)	(154.9)
Proceeds from maturities of available-for-sale financial investments	67.6	47.3
Return of capital from investments	—	4.5
Contributions to investments	—	(4.7)
Purchases of property and equipment	(21.3)	(17.2)
Net cash used in investing activities	(45.8)	(191.6)
Cash flows from financing activities:
Principal payments of current portion of long-term debt	(20.0)	—
Proceeds from term loan	110.0	—
Cash dividends on common stock	(90.3)	(79.5)
Repurchases of common stock from employee stock plans	(5.8)	(14.1)
Exercise of common stock options	—	0.2
Payment of contingent consideration from acquisition	(6.5)	(2.2)
Shares issued under employee stock purchase plan	(0.2)	—
Purchase of common stock	(81.3)	(219.3)
Net cash used in financing activities	(94.1)	(314.9)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(0.3)	(1.0)
Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	581.6	(19.2)
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,057.5	229.3
End of period	$1,639.1	$210.1
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	450.9	210.1
Restricted cash and cash equivalents (margin deposits and clearing funds)	1,188.2	—
Total	$1,639.1	$210.1
Supplemental disclosure of cash transactions:
Cash paid for income taxes	$95.1	$33.3
Cash paid for interest	21.1	14.4
Supplemental disclosure of noncash investing activities:
Accounts receivable acquired	$—	$0.7
Other current assets acquired	—	0.4
Goodwill acquired	—	66.4
Intangible assets acquired	—	22.3
Accounts payable and accrued expenses assumed	—	(1.4)
Deferred revenue acquired	—	(1.3)
Contingent consideration related to acquisitions	—	(20.5)

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Cboe Global Markets, Inc. (“Cboe” or “the Company”), a leading provider of market infrastructure and tradable products, delivers cutting-edge trading, clearing and investment solutions to market participants around the world. The company is committed to operating a trusted, inclusive global marketplace, providing leading products, technology and data solutions that enable participants to define a sustainable financial future. Cboe provides trading solutions and products in multiple asset classes, including equities, derivatives and FX, across North America, Europe, and Asia Pacific.

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest stock exchanges by value traded in Europe, and owns EuroCCP, a leading pan-European equities clearinghouse, BIDS Trading, a leading block-trading ATS by volume in the U.S., MATCHNow, a leading equities ATS in Canada, and Chi-X Asia Pacific, an alternative market operator and provider of innovative market solutions. Cboe also is a leading market globally for exchange-traded products (“ETPs”) listings and trading.

The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Calgary, Hong Kong, Kansas City, London, Manila, New York, San Francisco, Sarasota Springs, Singapore, Sydney, Tokyo and Toronto.

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

Segment information

The Company has five business segments: Options, North American Equities, Futures, Europe, and Global FX, which is reflective of how the Company’s chief operating decision-maker reviews and operates the business. See Note 14 (“Segment Reporting”) for more information.

Update to Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements - Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This ASU removed certain income tax exceptions and modifies existing guidance to simplify the accounting for income taxes. For public entities, the update was effective for fiscal years and interim period within those fiscal years, beginning after December 15, 2020. The Company adopted this ASU on January 1, 2021, which did not result in a material impact to the condensed consolidated financial statements and disclosures.

Recent Accounting Pronouncements - Issued, not yet Adopted

There are no applicable material accounting pronouncements that have been issued but are not yet adopted as of June 30, 2021.

2.   REVENUE RECOGNITION

The Company’s main types of revenue contracts are:

●	Transaction and clearing fees - Transaction fees represent fees charged by the Company for meeting the point-in-time performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees are recognized across all segments. Clearing fees, which include settlement fees, represent fees charged by the Company for meeting the point-in-time performance obligation for transactions cleared and settled by EuroCCP. Clearing fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Clearing fees are recognized in the Europe segment. Transaction and clearing fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules.
●	Access and capacity fees - Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. Facilities, systems services and other fees are generally monthly fee-based. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligations are met. All access and capacity fees associated with the trading floor are recognized over time in the Options segment, as the performance obligations are met.
●	Market data fees - Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the Exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data to meet its performance obligation. U.S. tape plan market data is recognized in the North American Equities and Options segments. Proprietary market data fees are recognized across all segments.
●	Regulatory fees - There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC for meeting the point-in-time performance obligation of executing a trade on its markets. The fees charged to customers are based on the fee set by the SEC per notional value of U.S. Equities exchange transactions and per round turn of Options transactions executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the North American Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principal in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) which supports the Company’s regulatory oversight function in the Options segment, along with other miscellaneous regulatory fees, and neither can be used for non-regulatory purposes. The ORF and miscellaneous fees are recognized when the performance obligation is fulfilled.
●	Other revenue - Other revenue primarily includes revenue from various licensing agreements, interest income from clearing operations, all fees related to the trade reporting facility operated in the Europe segment, and revenue associated with advertisements through the Company’s websites.

All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers, with the exception of interest income from clearing operations. The following table depicts the disaggregation of revenue according to segment (in millions):

		North				Corporate
		American			Global	Items and
	Options	Equities	Futures	Europe	FX	Eliminations	Total
Three Months Ended June 30, 2021
Transaction and clearing fees	$283.2	$268.0	$22.2	$33.3	$11.5	$—	$618.2
Access and capacity fees	29.6	23.8	4.3	7.2	2.2	—	67.1
Market data fees	21.0	34.8	1.7	5.1	0.2	—	62.8
Regulatory fees	10.7	26.1	0.1	—	—	—	36.9
Other revenue	5.5	0.8	—	9.5	—	—	15.8
	$350.0	$353.5	$28.3	$55.1	$13.9	$—	$800.8
Timing of revenue recognition
Services transferred at a point in time	$299.4	$294.9	$22.3	$42.8	$11.5	$—	$670.9
Services transferred over time	50.6	58.6	6.0	12.3	2.4	—	129.9
	$350.0	$353.5	$28.3	$55.1	$13.9	$—	$800.8

Three Months Ended June 30, 2020
Transaction and clearing fees	$250.8	$325.1	$15.8	$15.2	$11.4	$—	$618.3
Access and capacity fees	23.9	20.9	4.1	4.7	2.1	—	55.7
Market data fees	17.8	35.8	1.7	3.2	0.2	—	58.7
Regulatory fees	21.0	107.7	—	—	—	—	128.7
Other revenue	4.1	1.0	—	2.2	—	—	7.3
	$317.6	$490.5	$21.6	$25.3	$13.7	$—	$868.7
Timing of revenue recognition
Services transferred at a point in time	$275.9	$433.8	$15.8	$17.4	$11.4	$—	$754.3
Services transferred over time	41.7	56.7	5.8	7.9	2.3	—	114.4
	$317.6	$490.5	$21.6	$25.3	$13.7	$—	$868.7

		North				Corporate
		American			Global	Items and
	Options	Equities	Futures	Europe	FX	Eliminations	Total
Six Months Ended June 30, 2021
Transaction and clearing fees	$591.9	$649.8	$47.8	$68.0	$23.9	$—	$1,381.4
Access and capacity fees	59.0	47.2	8.7	14.3	4.3	—	133.5
Market data fees	41.5	72.3	3.3	9.1	0.4	—	126.6
Regulatory fees	29.8	108.5	0.1	—	—	—	138.4
Other revenue	10.2	1.7	—	19.5	—	0.3	31.7
	$732.4	$879.5	$59.9	$110.9	$28.6	$0.3	$1,811.6
Timing of revenue recognition
Services transferred at a point in time	$631.9	$760.0	$47.9	$87.5	$23.9	$0.3	$1,551.5
Services transferred over time	100.5	119.5	12.0	23.4	4.7	—	260.1
	$732.4	$879.5	$59.9	$110.9	$28.6	$0.3	$1,811.6

Six Months Ended June 30, 2020
Transaction and clearing fees	$535.0	$629.1	$51.7	$37.5	$26.5	$—	$1,279.8
Access and capacity fees	51.1	40.9	8.1	9.6	3.7	—	113.4
Market data fees	35.0	69.8	3.3	6.4	0.4	—	114.9
Regulatory fees	43.3	222.2	—	—	—	—	265.5
Other revenue	9.7	2.2	—	4.7	—	—	16.6
	$674.1	$964.2	$63.1	$58.2	$30.6	$—	$1,790.2
Timing of revenue recognition
Services transferred at a point in time	$588.0	$853.5	$51.7	$42.2	$26.5	$—	$1,561.9
Services transferred over time	86.1	110.7	11.4	16.0	4.1	—	228.3
	$674.1	$964.2	$63.1	$58.2	$30.6	$—	$1,790.2

Contract liabilities as of June 30, 2021 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at January 1, 2021	Cash Additions	Revenue Recognized	Balance at June 30, 2021
Liquidity provider sliding scale (1)	$—	$7.2	$(3.6)	$3.6
Other, net	10.2	9.3	(5.8)	13.7
Total deferred revenue	$10.2	$16.5	$(9.4)	$17.3
(1)	Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

3.   ACQUISITIONS

On February 3, 2020, the Company purchased Hanweck Associates, LLC (“Hanweck”) and the assets of FT Providers, LLC (“FT Options”). Hanweck and FT Options are both providers of risk analytics market data and included in the Company’s Options segment. On June 1, 2020, the Company purchased the assets of Trade Alert, LLC (“Trade Alert”), a real-time alerts and order flow analysis service provider included in the Company’s Options segment. On August 4, 2020, the Company completed the acquisition of MATCHNow, one of the largest equities ATSs in Canada, which is included in the Company’s North American Equities segment. Of these acquisitions’ aggregate purchase price, $100.7 million was allocated to goodwill, $59.0 million was allocated to intangible assets, and $2.2 million was allocated to working capital. In connection with these acquisitions, approximately $32.7 million in contingent consideration (in the aggregate) related to future financial performance of the acquired business or developmental milestones has been recorded in the Company’s condensed consolidated financial statements. These amounts represent the allocation of the purchase price. MATCHNow’s purchase price is subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. See below for further discussion of intangible assets acquired.

On July 1, 2020, the Company completed the acquisition of the remaining 80% interest in EuroCCP, a pan-European equities clearinghouse, which is included in the Company’s Europe segment. Of the acquisition’s purchase price of the remaining interest, $32.3 million was allocated to intangible assets and $56.0 million was allocated to working capital upon consolidation. Prior to signing the agreement to acquire the remaining 80% of EuroCCP, the Company agreed on the purchase price with the other shareholders, as they were looking to liquidate their investments in EuroCCP. That agreement gave way to a $32.6 million bargain purchase gain, which was included in other non-operating income, net in the condensed consolidated statement of income in the third quarter of 2020. These amounts represent the allocation of the purchase price. In connection with the acquisition, EuroCCP put in place a committed revolving credit facility of up to €1.5 billion, see Note 10 (“Debt”) for more information. See below for further discussion of intangible assets acquired.

On December 31, 2020, the Company purchased BIDS Holdings (“BIDS”). BIDS Holdings owns BIDS Trading, LP, a registered broker-dealer and the operator of the BIDS ATS, the largest block-trading ATS by volume in the U.S. The ATS operated by BIDS is not a registered national securities exchange or a facility thereof. The acquisition of BIDS provided the Company with a foothold in the off-exchange segment of the U.S. equities market, which allowed the Company’s presence in the North American Equities segment to expand. Of the acquisitions purchase price, $100.0 million was allocated to goodwill, $156.4 million was allocated to intangible assets, and $23.3 million was allocated to working capital. These amounts represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. See below for further discussion of intangible assets acquired.

The following table presents the details of intangible assets at the dates of acquisition (in millions, except as stated). All acquired intangible assets with finite lives are amortized using the straight-line method.

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

Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company expensed $1.8 million of acquisition-related costs during the three months ended June 30, 2021, which included $1.8 million of professional fees and other expenses. The Company expensed $9.4 million of acquisition-related costs during the three months ended June 30, 2020, which included $8.1 million of impairment charges related to facilities and $1.3 million of professional fees and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

The Company expensed $5.2 million of acquisition-related costs during the six months ended June 30, 2021, which primarily included $4.6 million of professional fees and other expenses and $0.6 million of impairment charges related to facilities. The Company expensed $10.2 million of acquisition-related costs during the six months ended June 30, 2020 that included $8.1 million of impairment charges related to facilities and $2.1 million of professional fees and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

4.   INVESTMENTS

As of June 30, 2021 and December 31, 2020, the Company’s investments were comprised of the following (in millions):

	June 30,	December 31,
	2021	2020
Equity method investments:
Investment in Signal Trading Systems, LLC	$—	$2.0
Total equity method investments	—	2.0

Other equity investments:
Investment in Eris Exchange Holdings, LLC	20.0	20.0
Investment in American Financial Exchange, LLC	10.6	10.6
Investment in Cboe Vest Financial Group, Inc.	2.9	2.9
Investment in Eris Digital Holdings, LLC	1.2	0.8
Investment in OCC	0.3	0.3
Other equity investments	6.1	6.1
Total other equity investments	41.1	40.7

Total investments	$41.1	$42.7

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

Other Equity Investments

The carrying amount of other equity investments is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the measurement alternative given the absence of readily determinable fair values for the respective investments and due to the Company’s inability to exercise significant influence over the investments based upon the respective ownership interests held. As of June 30, 2021, other equity investments primarily reflect a 20% investment in OCC and minority investments in Eris Exchange Holdings, LLC, American Financial Exchange, LLC, and other equity investments.

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Construction in progress	$3.2	$2.0
Building	68.8	—
Furniture and equipment	238.3	227.1
Total property and equipment	310.3	229.1
Less accumulated depreciation	(214.7)	(146.5)
Property and equipment, net	$95.6	$82.6

Depreciation expense using the straight-line method was $8.2 million and $6.2 million for the three months ended June 30, 2021 and 2020, respectively, and $15.6 million and $12.4 million for the six months ended June 30, 2021 and 2020, respectively.

As a result of the Merger, there was a reduction in employee workspace needed in Chicago, which led to the decision to market for sale the headquarters location. The Company classified the associated land, building, and certain furniture and equipment of the headquarters location as held for sale, performed an impairment assessment, and ceased depreciation effective May 1, 2019, as the Company anticipated selling the property held for sale in less than twelve months. As of June 30, 2021, the headquarters location remains on the market for sale and management’s intent to sell the property is unchanged. However, due to the time elapsed since active marketing for sale of the building commenced, the Company has reclassified the property to held and used, effective May 1, 2021, and the building was once again subject to depreciation. The total value of the property classified as property held and used was $12.6 million, which includes $2.3 million within land and $10.3 million within property and equipment, net on the condensed consolidated balance sheet as of June 30, 2021. As a result of the headquarters classification as held for sale during the second quarter of 2020, an impairment assessment was performed and an additional impairment charge of $8.1 million was recorded in acquisition related costs within the Options segment in the accompanying condensed consolidated statements of income.

6. CREDIT LOSSES

Current expected credit losses are estimated for accounts receivable and notes receivable. The notes receivable included within other assets, net on the condensed consolidated balance sheets primarily relate to the consolidated audit trail (“CAT”), which involves the creation of an audit trail that strives to enhance regulators’ ability to monitor trading activity in the U.S. markets through a phased implementation. While the funding of the CAT is ultimately expected to be provided by both self-regulatory organizations (“SROs”) (which includes the Exchanges) and industry members, until fee filings associated with the funding model are approved by the SEC, the funding to date has solely been provided by the SROs. The funding by the SROs has been done in exchange for promissory notes, which are expected to be repaid once such industry member fees are collected. Until those fees are collected, the SROs may continue to incur additional significant costs. The allowance for notes receivable credit losses associated with the CAT is calculated using a probability of default methodology. Accounts receivable represent amounts due from the Company’s member firms. The allowance for accounts receivable credit losses is calculated using an aging schedule.

The following represents the changes in allowance for credit losses during the six months ended June 30, 2021 (in millions):

	Balance at January 1, 2021	Current period provision for expected credit losses	Write-offs charged against the allowance	Recoveries collected	Balance at June 30, 2021
Allowance for notes receivable credit losses	$30.1	$—	$—	$—	$30.1
Allowance for accounts receivable credit losses	0.6	0.5	(0.2)	—	0.9
Total allowance for credit losses	$30.7	$0.5	$(0.2)	$—	$31.0

7.   OTHER ASSETS, NET

Other assets, net consisted of the following as of June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Software development work in progress	$8.6	$8.4
Data processing software	96.3	92.6
Less accumulated depreciation and amortization	(66.9)	(63.5)
Data processing software, net	38.0	37.5
Other assets (1)	55.1	38.8
Other assets, net	$93.1	$76.3
(1)	At June 30, 2021 and December 31, 2020, the majority of the balance included long-term prepaid assets and notes receivable. See Note 6 (“Credit Losses”) for more information on the notes receivable included within other assets, net on the condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the notes receivable, net balance was $49.2 million and $32.6 million, respectively.

Amortization expense related to data processing software was $1.8 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and $3.5 million and $3.5 million for the six months ended June 30, 2021 and 2020, respectively.

8.   GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents the details of goodwill by segment (in millions):

		North American
	Options	Equities	Europe	Global FX	Total
Balance as of December 31, 2020	$305.8	$1,877.3	$444.8	$267.2	$2,895.1
Adjustment	—	(0.5)	—	—	(0.5)
Changes in foreign currency exchange rates	—	1.0	3.9	—	4.9
Balance as of June 30, 2021	$305.8	$1,877.8	$448.7	$267.2	$2,899.5

Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Global FX. No goodwill has been allocated to Futures. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.

The following table presents the details of the intangible assets (in millions):

		North American
	Options	Equities	Europe	Global FX	Total
Balance as of December 31, 2020	$173.4	$1,055.5	$386.8	$113.3	$1,729.0
Amortization	(7.3)	(33.0)	(12.1)	(11.1)	(63.5)
Changes in foreign currency exchange rates	—	1.2	3.7	—	4.9
Balance as of June 30, 2021	$166.1	$1,023.7	$378.4	$102.2	$1,670.4

For the three months ended June 30, 2021 and 2020, amortization expense was $30.6 million and $30.1 million, respectively. For the six months ended June 30, 2021 and 2020, amortization expense was $63.5 million and $62.6 million, respectively. The estimated future amortization expense is $60.7 million for the remainder of 2021, $111.0 million for 2022, $99.7 million for 2023, $78.0 million for 2024, and $67.3 million for 2025.

The following tables present the categories of intangible assets as of June 30, 2021 and December 31, 2020 (in millions, except as stated):

	June 30, 2021				Weighted
		North			Average
		American			Amortization
	Options	Equities	Europe	Global FX	Period (in years)
Trading registrations and licenses	$95.5	$592.5	$220.9	$—	Indefinite
Customer relationships	46.6	378.8	178.1	140.0	16
Market data customer relationships	53.6	322.0	66.8	64.4	11
Technology	28.1	41.1	28.8	22.5	5
Trademarks and tradenames	12.9	7.8	2.6	1.2	9
Accumulated amortization	(70.6)	(318.5)	(118.8)	(125.9)
	$166.1	$1,023.7	$378.4	$102.2

	December 31, 2020				Weighted
		North			Average
		American			Amortization
	Options	Equities	Europe	Global FX	Period (in years)
Trading registrations and licenses	$95.5	$592.0	$219.3	$—	Indefinite
Customer relationships	46.6	378.3	175.7	140.0	16
Market data customer relationships	53.6	322.0	65.9	64.4	11
Technology	28.1	41.1	28.6	22.5	5
Trademarks and tradenames	12.9	7.8	2.6	1.2	9
Accumulated amortization	(63.3)	(285.7)	(105.3)	(114.8)
	$173.4	$1,055.5	$386.8	$113.3

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Compensation and benefit-related liabilities	$38.0	$49.1
Termination benefits	0.2	0.5
Royalties	20.0	17.2
Accrued liabilities	79.7	55.5
Rebates payable	93.9	85.1
Marketing fee payable	15.6	14.1
Accounts payable	12.6	28.5
Total accounts payable and accrued liabilities	$260.0	$250.0

10.  DEBT

The Company’s debt consisted of the following as of June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Term Loan Agreement due December 2023, floating rate	$159.3	$68.7
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	492.9	489.3
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	646.3	645.9
Revolving Credit Agreement	—	—
EuroCCP Credit Facility	—	—
Total debt	$1,298.5	$1,203.9

As described below in further detail, on June 25, 2021, the Company further amended the Term Loan Agreement (as defined below) to extend the maturity date from December 15, 2021 to December 15, 2023 and to allow for an additional draw of $110 million, which the Company borrowed on June 25, 2021 in order to fund a portion of the previously announced acquisition of Chi-X Asia Pacific.

Term Loan Agreement

On March 22, 2018, the Company, as borrower, entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) with Bank of America, N.A. (“Bank of America”), as administrative agent and initial lender, and the several banks and other financial institutions from time to time party thereto as lenders. Bank of America also acted as sole lead arranger and sole bookrunner with respect to the Term Loan Agreement. The Term Loan Agreement provided for a senior unsecured term loan facility in an aggregate principal amount of $300 million. The proceeds of the loan under the Term Loan Agreement were used to repay the $300 million of outstanding indebtedness under the prior term loan agreement entered into on December 15, 2016.

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

On June 25, 2021, the Company further amended the Term Loan Agreement to, among other items, (i) extend the maturity date from December 15, 2021 to December 15, 2023; (ii) allow for an additional draw of $110 million, which the Company borrowed on June 25, 2021 in order to fund a portion of the previously announced acquisition of Chi-X Asia Pacific; (iii) modify the applicable margin paid on the loans to 65 basis points regardless of the Company’s debt rating; (iv) add LIBOR replacement provisions, generally transitioning to a hardwired approach based on SOFR, with certain adjustments as further described in the amendment; (v) increase the amount of indebtedness certain subsidiaries may incur from the greater of $250 million and 35% consolidated EBITDA for four consecutive quarters to the greater of $350 million and 35% consolidated EBITDA for four consecutive quarters; (vi) allow the Company to increase the maximum permitted consolidated leverage ratio to 4.00 to 1.00 (from 3.50 to 1.00) for four consecutive fiscal quarters following certain acquisitions, provided this increase may be made only once; and (vii) modify certain other provisions to be consistent with the Company’s Revolving Credit Agreement (as defined below).

The Term Loan Agreement, which matures on December 15, 2023, contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default, including cross-defaults from the Company’s other indebtedness, and indemnification provisions in favor of the lenders thereunder. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At June 30, 2021, the Company was in compliance with these covenants.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the 3.650% Senior Notes and the 1.625% Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the 3.650% Senior Notes and the 1.625% Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At June 30, 2021, the Company was in compliance with these covenants.

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

The Revolving Credit Agreement provides for a senior unsecured $250 million three-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $100 million, for a total of $350 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of June 30, 2021, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of June 30, 2021, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at June 30, 2021, $250 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on December 21, 2023, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the Revolving Lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Revolving Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.00 to 1.00 for four consecutive fiscal quarters. At June 30, 2021, the Company was in compliance with these covenants.

EuroCCP Credit Facility

On July 1, 2020, EuroCCP, as borrower, the Company, as guarantor, entered into a Facility Agreement (the “Facility” or “EuroCCP Credit Facility”) with Bank of America Merrill Lynch International Designated Activity Company, as co-ordinator, facility agent, lender, sole lead arranger and sole bookrunner, Citibank N.A., as security agent, and certain other lenders named therein.

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

Borrowings under the Facility are secured by cash, eligible government bonds and eligible equity assets deposited by EuroCCP into secured accounts. In addition, EuroCCP must ensure that at all times the aggregate of (a) each clearing participant’s contribution to the relevant clearing fund, (b) each clearing participant’s margin amount and (c) any cash equities purchased using the proceeds of the assets described in (a) and (b), less the amount of any such clearing participant contribution, margin amount or cash equities which have been transferred to (or secured in favor of) any provider of settlement or custody services to EuroCCP, is not less than €500 million. As of June 30, 2021, no borrowings were outstanding under the Facility. Accordingly, at June 30, 2021, €1.5 billion of borrowing capacity was available for the purposes permitted by the Facility.

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

The Facility contains customary representations, warranties and covenants for facilities of its type, including events of default of the Company and EuroCCP and indemnification provisions in favor of the Lenders. In particular, the covenants include restrictions regarding the incurrence of liens by EuroCCP and its subsidiaries, and an event of default will be triggered if EuroCCP ceases its business, subject to certain exceptions in each case. There is also a requirement for the net worth of (a) the Company to be no less than $1.75 billion on the date of each drawdown and delivery of compliance certificates and (b) EuroCCP to be the higher of €24 million and any such amount required for EuroCCP to meet minimum liquidity regulations under applicable regulation at all times. At June 30, 2021, the Company and EuroCCP were in compliance with these covenants.

On July 1, 2021, the Facility was amended and restated to, among other items: (i) extend the term of the Facility until June 30, 2022; (ii) update benchmark rates for U.S. dollar swingline loans and alternative term rates for revolving loans; (iii) remove references to LIBOR and clarified procedures to calculate interest rates; (iv) reduce the minimum tangible net worth requirement from €24 million to €20 million; (v) include a new tranche in the revolving and swingline facilities to increase access to certain currencies; (vi) update the borrowing base calculations to more accurately reflect the collateral held by EuroCCP; and (vii) modify certain other provisions to incorporate updates in applicable laws and regulations.

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the Senior Notes as of June 30, 2021 are as follows (in millions):

Remainder of 2021	$—
2022	—
2023	160.0
2024	—
2025	—
Thereafter	1,150.0
Principal amounts repayable	1,310.0
Debt issuance cost	(5.5)
Unamortized discounts on notes	(6.0)
Total debt outstanding	$1,298.5

Interest expense recognized on the Term Loan Agreement, the Senior Notes, and the Revolving Credit Agreement is included in interest expense, net in the condensed consolidated statements of income. The Company is also obligated to pay commitment fees under the terms of the Facility and Revolving Credit Agreement which are also included in interest expense, net. Interest expense, net recognized in the condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Components of interest expense:
Contractual interest	$11.7	$6.9	$23.4	$14.4
Amortization of debt discount and issuance costs	0.7	0.5	1.4	1.0
Interest expense	$12.4	$7.4	$24.8	$15.4
Interest income	(0.1)	(0.1)	(0.2)	(0.8)
Interest expense, net	$12.3	$7.3	$24.6	$14.6

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME, NET

The following represents the changes in accumulated other comprehensive income, net by component (in millions):

	Foreign			Total Accumulated
	Currency	Unrealized		Other
	Translation	Investment	Post-Retirement	Comprehensive
	Adjustment	Gain (Loss)	Benefits	Income, Net
Balance at December 31, 2020	$74.7	$(0.1)	$0.4	$75.0
Other comprehensive income	10.8	—	—	10.8
Balance at June 30, 2021	$85.5	$(0.1)	$0.4	$85.8

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

The following tables present the Company’s total clearing participant deposits as of June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$1,041.7	$744.7	$1,786.4
Clearing funds	146.5	49.1	195.6
Interoperability funds (1)	1,249.3	143.1	1,392.4
Total	$2,437.5	$936.9	$3,374.4

	December 31, 2020
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$319.5	$401.0	$720.5
Clearing funds	492.6	69.7	562.3
Interoperability funds (1)	378.5	175.2	553.7
Total	$1,190.6	$645.9	$1,836.5

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

The Company applied FASB Accounting Standards Codification (“ASC”) 820— Fair Value Measurement, which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing the framework for measuring fair value. ASC 820 applies to financial and nonfinancial instruments that are measured and reported on a fair value basis. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair value hierarchy requires the use of observable market data when available and consists of the following levels:

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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$93.1	$93.1	$—	$—
Marketable securities:
Mutual funds	16.2	16.2	—	—
Money market funds	9.4	9.4	—	—
Total assets	$118.7	$118.7	$—	$—
Liabilities:
Contingent consideration liabilities	$26.6	$—	$—	$26.6
Total liabilities	$26.6	$—	$—	$26.6

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$67.9	$67.9	$—	$—
Marketable securities:
Mutual funds	15.9	15.9	—	—
Money market funds	8.6	8.6	—	—
Total assets	$92.4	$92.4	$—	$—
Liabilities:
Contingent consideration liabilities	$32.7	$—	$—	$32.7
Total liabilities	$32.7	$—	$—	$32.7

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Financial Investments

Financial investments consist of highly liquid U.S. Treasury securities and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of our financial investments for the period ended June 30, 2021. See Note 15 (“Employee Benefit Plans”) for more information.

Contingent Consideration Liabilities

In connection with the acquisitions of Hanweck and MATCHNow, as well as the acquisition of assets of FT Options and Trade Alert, the Company entered into contingent consideration arrangements with the former owners. The total fair value of the liabilities at June 30, 2021 was $26.6 million. That value is based on the Company’s estimate of the likelihood that certain performance targets in the respective acquisition agreements are expected to be accomplished. In connection with the contingent consideration arrangements, the Company paid a total of $5.7 million in contingent consideration to Hanweck and FT Options during the second quarter of 2021. Because the fair value measurements relating to the contingent consideration liabilities are subject to management judgment, measurement uncertainty is inherent in the valuation of the contingent consideration liabilities as of the reporting date. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of June 30, 2021.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand-alone basis. That fair value is compared to the carrying amount of the reporting unit, including its recorded goodwill. In connection with the annual impairment evaluation of goodwill and indefinite life intangibles, impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying amount of the reporting unit. For the intangible assets, the process also involves using a discounted cash flow method to determine the fair value of each intangible asset. Impairment is considered to have occurred if the fair value of the intangible asset is lower than its carrying amount. The Company did not perform an impairment test during the three months ended June 30, 2021, as there were no market events that would indicate it was more likely than not that these assets were impaired. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired.

Equity investments without readily determinable fair values that are valued using the measurement alternative are measured at fair value on a non-recurring basis. During the six months ended June 30, 2021, no observable transactions or impairments materially impacted the measurements of the investments accounted for as other equity investments.

Fair Value of Assets and Liabilities

The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company, with the exception of debt which is presented at its carrying value, as of June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$93.1	$93.1	$—	$—
Deferred compensation plan assets	25.6	25.6	—	—
Total assets	$118.7	$118.7	$—	$—
Liabilities:
Contingent consideration liabilities	$26.6	$—	$—	$26.6
Deferred compensation plan liabilities	25.6	25.6	—	—
Debt	1,298.5	—	1,298.5	—
Total liabilities	$1,350.7	$25.6	$1,298.5	$26.6

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$67.9	$67.9	$—	$—
Deferred compensation plan assets	24.5	24.5	—	—
Total assets	$92.4	$92.4	$—	$—
Liabilities:
Contingent consideration liabilities	$32.7	$—	$—	$32.7
Deferred compensation plan liabilities	24.5	24.5	—	—
Debt	1,319.1	—	1,319.1	—
Total liabilities	$1,376.3	$24.5	$1,319.1	$32.7

Certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and Section 31 fees payable, are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.

Debt

The debt balance consists of fixed rate, Senior Notes and a floating rate, Term Loan Agreement. The fair values of the Senior Notes are classified as Level 2 under the fair value hierarchy and are estimated using prevailing market quotes. The fair value of the Term Loan Agreement was determined by utilizing a discounted cash flow analysis and is considered a Level 2 measurement.

At June 30, 2021 and December 31, 2020, the fair values of the Company’s debt obligations were as follows (in millions):

	Fair Value
	June 30, 2021	December 31, 2020
Term Loan Agreement	$160.8	$70.0
3.650% Senior Notes	725.4	744.0
1.625% Senior Notes	482.5	505.1

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three and six months ended June 30, 2021 (in millions):

	Level 3 Financial Liabilities for the Three Months Ended June 30, 2021
	Balance at	Realized (gains)			Foreign
	Beginning of	losses during			Currency	Balance at
	Period	period	Additions	Settlements	Translation	End of Period
Liabilities
Contingent consideration liabilities	$32.1	$—	$—	$(5.7)	$0.2	$26.6
Total liabilities	$32.1	$—	$—	$(5.7)	$0.2	$26.6

	Level 3 Financial Liabilities for the Six Months Ended June 30, 2021
	Balance at	Realized (gains)			Foreign
	Beginning of	losses during			Currency	Balance at
	Period	period	Additions	Settlements	Translation	End of Period
Liabilities
Contingent consideration liabilities	$32.7	$—	$—	$(6.5)	$0.4	$26.6
Total liabilities	$32.7	$—	$—	$(6.5)	$0.4	$26.6

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

Europe. The Europe segment includes the pan-European listed equities transaction services, ETPs, exchange traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities. It also includes the ETP listings business on RMs and clearing activities of EuroCCP. This segment was previously referred to as the European Equities segment, but has been updated as a result of the buildout and anticipated launch of the pan-European derivatives platform later in 2021, subject to regulatory approval. Cboe Europe Equities operates lit and dark books, a periodic auctions book, and a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area symbols. Cboe Europe Equities also includes revenue generated from the licensing of proprietary market data and from access and capacity services.

Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX fully electronic trading platform, non-deliverable forward FX transactions (“NDFs”) offered for execution on Cboe SEF and Cboe Swiss, as well as revenue generated from the licensing of proprietary market data and from access and capacity services.

Summarized financial data of reportable segments was as follows (in millions):

		North				Corporate
		American				Items and
	Options	Equities	Futures	Europe	Global FX	Eliminations	Total
Three Months Ended June 30, 2021
Revenues	$350.0	$353.5	$28.3	$55.1	$13.9	$—	$800.8
Operating income (loss)	125.2	37.4	15.3	13.3	0.4	(1.6)	190.0
Three Months Ended June 30, 2020
Revenues	$317.6	$490.5	$21.6	$25.3	$13.7	$—	$868.7
Operating income (loss)	93.4	55.9	8.3	5.4	1.1	(2.4)	161.7

		North				Corporate
		American				Items and
	Options	Equities	Futures	Europe	Global FX	Eliminations	Total
Six Months Ended June 30, 2021
Revenues	$732.4	$879.5	$59.9	$110.9	$28.6	$0.3	$1,811.6
Operating income (loss)	253.9	82.5	32.8	27.8	1.6	(4.0)	394.6
Six Months Ended June 30, 2020
Revenues	$674.1	$964.2	$63.1	$58.2	$30.6	$—	$1,790.2
Operating income (loss)	236.8	104.9	35.2	14.9	4.1	(7.8)	388.1

15.  EMPLOYEE BENEFIT PLANS

Eligible U.S. employees, which includes BIDS U.S. employees as of January 1, 2021, are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under the Internal Revenue Code. The Deferred Compensation Plan assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $25.6 million and $24.5 million at June 30, 2021 and December 31, 2020, respectively. Although the value of the plans are recorded in financial investments on the condensed consolidated balance sheets, there are equal and offsetting liabilities in other non-current liabilities. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both other expense, net and compensation and benefits expense in the condensed consolidated statements of income. The Company contributed $2.8 million and $2.6 million to the defined contribution plans for the three months ended June 30, 2021 and 2020, respectively, and $5.0 million and $4.1 million to the defined contribution plans for the six months ended June 30, 2021 and 2020, respectively.

For employees of Cboe Europe, the Company contributes to an employee-selected stakeholder contribution plan. The Company’s contribution amounted to $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

For employees of EuroCCP, the Company contributes to an employee-selected stakeholder contribution plan. The Company’s contribution amounted to $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

For Canadian Cboe employees, which includes employees of MATCHNow and BIDS employees, Cboe elected to establish a Cboe Canadian Retirement Plan, which was effective January 1, 2021. The Company’s contribution amounted to $31.4 thousand and $60.1 thousand for the three and six months ended June 30, 2021, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

16.  REGULATORY CAPITAL

As broker-dealers registered with the SEC, Cboe Trading and BIDS Trading are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading and BIDS Trading compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of June 30, 2021, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million.

As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA.

In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at June 30, 2021, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. Cboe Chi-X Europe Limited is currently dormant having ceased offering its routing service in November 2018.

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

The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of June 30, 2021 (in millions):

			Minimum
Subsidiary	Regulatory Authority	Actual	Requirement
Cboe Trading	FINRA/SEC	$18.3	$0.7
BIDS Trading	FINRA/SEC	13.3	0.5
Cboe Europe	FCA	44.9	26.3
Cboe Chi-X Europe	FCA	0.4	0.1
Cboe NL	Dutch Ministry of Finance	8.6	4.2
EuroCCP	DNB	57.1	38.4
MATCHNow	IIROC	3.4	0.2

As a designated contract market regulated by the CFTC, CFE is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. As of June 30, 2021, CFE had annual projected operating expenses of $54.7 million and had financial resources that exceeded this amount. Additionally, as of June 30, 2021, CFE had projected operating expenses for the upcoming six months of $27.4 million and had unencumbered, liquid financial assets, including a line of credit from Cboe, that exceeded this amount.

As a swap execution facility regulated by the CFTC, Cboe SEF is required to meet two capital adequacy tests: (i) its financial resources must exceed at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to the greater of: (a) three months of projected operating costs or (b) its projected wind-down costs. As of June 30, 2021, Cboe SEF had annual projected operating expenses of $0.8 million and had financial resources that exceeded this amount. Additionally, as of June 30, 2021, Cboe SEF had projected operating expenses for the upcoming three months of $0.2 million and had unencumbered, liquid financial assets that exceeded this amount.

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

The Company recognized stock-based compensation expense of $5.5 million and $4.6 million for the three months ended June 30, 2021 and 2020, respectively, and $17.2 million and $12.9 million for the six months ended June 30, 2021 and 2020, respectively. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income.

The activity in the Company’s restricted stock, consisting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the six months ended June 30, 2021 was as follows:

RSAs and RSUs

The following table summarizes RSA and RSU activity during the six months ended June 30, 2021:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2020	342,082	$108.40
Granted	282,966	90.42
Vested	(156,273)	106.84
Forfeited	(5,496)	95.72
Nonvested stock at June 30, 2021	463,279	$98.09

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

During the six months ended June 30, 2021, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 50,661 shares of common stock totaling $4.9 million as the result of the vesting of 139,971 shares of restricted stock.

PSUs

The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the six months ended June 30, 2021:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2020	122,666	$115.18
Granted	71,302	98.32
Vested	(29,468)	111.45
Forfeited	(2,318)	116.73
Nonvested stock at June 30, 2021	162,182	$108.42

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

In the six months ended June 30, 2021, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 9,982 shares of common stock totaling $0.9 million as the result of the vesting of 29,468 shares of performance stock.

As of June 30, 2021, there were $37.5 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 2.0 years.

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

The Company records compensation expense over the offering period related to the discount that is given to employees, which totaled $0.1 million for the three months ended June 30, 2021 and 2020, and $0.2 million for the six months ended June 30, 2021 and 2020. As of June 30, 2021, 673,775 shares were reserved for future issuance under the ESPP.

18. EQUITY

Common Stock

The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of June 30, 2021, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 126,203,651 and 106,621,969 shares were issued and outstanding, respectively. As of December 31, 2020, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 125,998,967 and 107,299,933 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.

Common Stock in Treasury, at Cost

The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. The Company held 19,581,682 and 18,699,034 shares of common stock in treasury as of June 30, 2021 and December 31, 2020, respectively.

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

The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the periods presented as follows:

	Three Months Ended June 30,
	2021	2020
Number of shares of common stock repurchased	331,373	992,159
Average price paid per share	$101.57	$100.54
Total purchase price (in millions)	$33.7	$99.8

Since inception of the program through June 30, 2021, the Company has repurchased 18,072,129 shares of common stock at an average cost per share of $68.12, totaling $1.2 billion.

As of June 30, 2021 and 2020, the Company had $318.9 million and $329.9 million of availability remaining under its existing share repurchase authorizations, respectively.

Purchase of Common Stock from Employees

The Company purchased 1,441 and 2,667 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $111.70 and $100.68 during the three months ended June 30, 2021 and 2020, respectively. These shares consisted of shares retained to cover payroll withholding taxes or option costs in connection with the vesting of restricted stock awards, restricted stock units, performance share awards, and stock option exercises.

Preferred Stock

The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of June 30, 2021, and December 31, 2020, the Company had no shares of preferred stock issued or outstanding.

Dividends

During the three months ended June 30, 2021, the Company declared and paid cash dividends per share of $0.42 for an aggregate payout of $45.0 million. During the three months ended June 30, 2020, the Company declared and paid cash dividends per share of $0.36 for an aggregate payout of $39.5 million.

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

The effective tax rate from continuing operations was 41.1% and 27.5% for the three months ended June 30, 2021 and 2020, respectively, and 34.8% and 27.6% for the six months ended June 30, 2021 and 2020, respectively. The higher effective tax rate in 2021 is primarily due to the remeasurement of UK deferred tax liabilities following the UK tax rate increase from 19% to 25% enacted during the second quarter and effective April 1, 2023.

The Company petitioned the U.S. Tax Court on January 13, 2017, May 7, 2018 and November 29, 2018 for a redetermination of IRS notices of deficiency for Cboe and certain of its subsidiaries for tax years 2011 through 2015 related to its Section 199 claims. The Company also filed a complaint on October 5, 2018 with the Court of Federal Claims for a refund of Section 199 claims related to tax years 2008 through 2010. The first case in the docket scheduled for trial relates to certain subsidiaries for tax years 2011, 2012 and 2013. The trial was held remotely from May 24, 2021 until June 1, 2021. Post-trial briefing in that case is scheduled to conclude on October 18, 2021. Although there can be no assurances, the Company continues to believe, based on its current assessment of the Section 199 claims, that the reasonably expected aggregate amount of any additional liabilities that may result from these cases, if any, will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company. As of June 30, 2021, the Company has not resolved these matters, and proceedings continue in U.S. Tax Court and the Court of Federal Claims.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings per share numerator:
Net income	$105.5	$113.6	$242.7	$271.0
Earnings allocated to participating securities	(0.3)	(0.3)	(0.7)	(0.7)
Net income allocated to common stockholders	$105.2	$113.3	$242.0	$270.3
Basic earnings per share denominator:
Weighted average shares outstanding	106.8	109.5	107.1	109.9
Basic earnings per share	$0.99	$1.04	$2.26	$2.46

Diluted earnings per share numerator:
Net income	$105.5	$113.6	$242.7	$271.0
Earnings allocated to participating securities	(0.3)	(0.3)	(0.7)	(0.7)
Net income allocated to common stockholders	$105.2	$113.3	$242.0	$270.3
Diluted earnings per share denominator:
Weighted average shares outstanding	106.8	109.5	107.1	109.9
Dilutive potential common shares outstanding	0.1	0.1	0.2	0.2
Total dilutive weighted average shares	106.9	109.6	107.3	110.1
Diluted earnings per share	$0.98	$1.03	$2.26	$2.45

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share.

21.  COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Legal Proceedings

As of June 30, 2021, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of June 30, 2021, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.

City of Providence

On April 18, 2014, the City of Providence, Rhode Island filed a securities class action lawsuit in the Southern District of New York against Bats and Direct Edge Holdings LLC, as well as 14 other securities exchanges. The action purports to be brought on behalf of all public investors who purchased and/or sold shares of stock in the United States since April 18, 2009 on a registered public stock exchange (“Exchange Defendants”) or a U.S.-based alternate trading venue and were injured as a result of the alleged misconduct detailed in the complaint, which includes allegations that the Exchange

Defendants committed fraud through a variety of business practices associated with, among other things, what is commonly referred to as high frequency trading. On May 2, 2014 and May 20, 2014, American European Insurance Company and Harel Insurance Co., Ltd. each filed substantially similar class action lawsuits against the Exchange Defendants which were ultimately consolidated with the City of Providence, Rhode Island securities class action lawsuit. On June 18, 2015, the Southern District of New York (the “Lower Court”) held oral argument on the pending Motion to Dismiss and thereafter, on August 26, 2015, the Lower Court issued an Opinion and Order granting Exchange Defendants’ Motion to Dismiss, dismissing the complaint in full. Plaintiff filed a Notice of Appeal of the dismissal on September 24, 2015 and its appeal brief on January 7, 2016. Respondent's brief was filed on April 7, 2016 and oral argument was held on August 24, 2016. Following oral argument, the Court of Appeals issued an order requesting that the SEC submit an amicus brief on whether the Lower Court had jurisdiction and whether the Exchange Defendants have immunity in the claims alleged. The SEC filed its amicus brief with the Court of Appeals on November 28, 2016 and Plaintiff and the Exchange Defendants filed their respective supplemental response briefs on December 12, 2016. On December 19, 2017, the Court of Appeals reversed the Lower Court’s dismissal and remanded the case back to the Lower Court. On March 13, 2018, the Court of Appeals denied the Exchange Defendants’ motion for re-hearing. The Exchange Defendants filed their opening brief for their motion to dismiss May 18, 2018, Plaintiffs’ response was filed June 15, 2018 and the Exchange Defendants’ reply was filed June 29, 2018. On May 28, 2019, the Lower Court issued an opinion and order denying the Exchange Defendants’ motion to dismiss. On June 17, 2019, the Exchange Defendants filed a motion seeking interlocutory appeal of the May 28, 2019 dismissal order, which was denied July 16, 2019. Exchange Defendants filed their answers on July 25, 2019. Targeted discovery regarding class certification and legal preclusion concluded on April 26, 2021. On May 28, 2021, (1) Plaintiffs filed a Motion for Class Certification, (2) Bats and NYSE filed a joint Motion for Summary Judgment on Grounds of Legal Preclusion and a joint Motion for Summary Judgment on Grounds of Lack of Article III Standing, and (3) Nasdaq filed a Motion for Summary Judgment for Legal Preclusion. The parties filed briefs in opposition to Class Certification and to the Motions for Summary Judgment for Legal Preclusion and Article III Standing on July 26, 2021. The deadline to file a reply memoranda of law in support of the Motions is scheduled for September 17, 2021. Given the preliminary nature of the proceedings, the Company is unable to estimate what, if any, liability may result from this litigation. However, the Company believes that the claims are without merit and intends to litigate the matter vigorously.

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

22. LEASES

The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of June 30, 2021. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the three months ended June 30, 2021, an additional $9.7 million of right of use assets and $9.7 million of lease liabilities were added related to a new and modified operating leases.

In May 2021, the Company signed a new lease to secure approximately 21,000 square feet of office space in London. The initial term of the lease is 60 months from the accounting commencement date, June 24, 2021. The Company has the option to renew the lease term for an additional 60 months. The total legally binding minimum lease payments for this lease are approximately $9.5 million.

The following table presents the supplemental balance sheet information related to leases as of June 30, 2021 and December 31, 2020, respectively (in millions):

	June 30,	December 31,
	2021	2020
Operating lease right of use assets	$113.7	$111.0
Total leased assets	$113.7	$111.0

Accrued liabilities	$13.5	$12.5
Non-current operating lease liabilities	134.0	132.1
Total leased liabilities	$147.5	$144.6

The following table presents operating lease costs and other information as of and for the three and six months ended June 30, 2021 and 2020, respectively (in millions, except as stated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs (1)	$6.3	$5.0	$12.5	$9.8

Lease term and discount rate information:
Weighted average remaining lease term (years)			11.5	12.8
Weighted average discount rate			3.3%	3.4%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities	$8.6	$2.6	$12.7	$5.4
Lease incentive for leasehold improvements	—	4.8	—	25.2
Right-of-use assets obtained in exchange for lease liabilities	9.7	6.7	10.7	70.9
(1)	Includes short-term lease and variable lease costs, which are immaterial.

The maturities of the lease liabilities are as follows as of June 30, 2021 (in millions):

June 30,
2021
Remainder of 2021	$8.0
2022	17.9
2023	18.1
2024	13.1
2025	12.8
After 2025	110.4
Total lease payments (1)	$180.3
Less: Interest	(32.8)
Present value of lease liabilities	$147.5
(1)	Total lease payments include $20.4 million related to options to extend lease terms that are reasonably certain of being exercised.

23.  SUBSEQUENT EVENTS

There have been no subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the six months ended June 30, 2021.

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

Overview

Cboe Global Markets, Inc. (“Cboe” or “the Company”), a leading provider of market infrastructure and tradable products, delivers cutting-edge trading, clearing and investment solutions to market participants around the world. The company is committed to operating a trusted, inclusive global marketplace, providing leading products, technology and data solutions that enable participants to define a sustainable financial future. Cboe provides trading solutions and products in multiple asset classes, including equities, derivatives and FX, across North America, Europe, and Asia Pacific.

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest stock exchanges by value traded in Europe, and owns EuroCCP, a leading pan-European equities clearinghouse, BIDS Trading, a leading block-trading ATS by volume in the U.S., MATCHNow, a leading equities ATS in Canada, and Chi-X Asia Pacific, an alternative market operator and provider of innovative market solutions. Cboe also is a leading market globally for exchange-traded products (“ETPs”) listings and trading.

The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Calgary, Hong Kong, Kansas City, London, Manila, New York, San Francisco, Sarasota Springs, Singapore, Sydney, Tokyo and Toronto.

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

Acquisition of Chi-X Asia Pacific

On March 24, 2021, the Company announced it entered into a definitive agreement to acquire Chi-X Asia Pacific Holdings, Ltd., an alternative market operator and provider of innovative market solutions. This acquisition provides the Company with a single point of entry into two key capital markets, Australia and Japan, helps enable it to expand its global equities business into the Asia Pacific region, bring other products and services to the region, and further expand access to its unique proprietary product suite in the region. The transaction closed on July 1, 2021 based upon the time zone of both the acquiree, Chi-X Asia Pacific, and the acquiror, Cboe Worldwide Holdings Limited, a subsidiary of the Company.

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

Europe. The Europe segment includes the pan-European listed equities transaction services, ETPs, exchange traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities. It also includes the ETP listings business on RMs and clearing activities of EuroCCP. This segment was previously referred to as the European Equities segment, but has been updated as a result of the buildout and anticipated launch of the pan-European derivatives platform in September 2021, subject to regulatory approval. Cboe Europe Equities operates lit and dark books, a periodic auctions book, and a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area symbols. Cboe Europe Equities also includes revenue generated from the licensing of proprietary market data and from access and capacity services.

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

General Factors Affecting Results of Operations

In broad terms, our business performance is impacted by a number of drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, the regulatory environment for capital markets, geopolitical events, tax policies, central bank policies and changing technology, particularly in the financial services industry. We believe our future revenues and net income will continue to be influenced by a number of domestic and international economic trends, including:

●	trading volumes on our proprietary products such as VIX options and futures and SPX options;
●	trading volumes in listed equity securities and ETPs in North America, Europe, and Asia Pacific, clearing volumes in listed equity securities and ETPs in Europe, volumes in listed equity options, and volumes in institutional FX trading;
●	the demand for and pricing structure of the U.S. tape plan market data distributed by the Securities Information Processors (“SIPs”), which determines the pool size of the industry market data revenue we receive based on our market share;
●	consolidation and expansion of our customers and competitors in the industry;

●	the demand for information about, or access to, our markets and products, which is dependent on the products we trade, our importance as a liquidity center, quality and integrity of our proprietary indices, and the quality and pricing of our data and access and capacity services;
●	continuing pressure in transaction fee pricing due to intense competition in the North American, European, and Asia Pacific markets;
●	significant fluctuations in foreign currency translation rates or weakened value of currencies; and
●	regulatory changes and obligations relating to market structure and increased capital requirements, and those which affect certain types of instruments, transactions, products, pricing structures, capital market participants or reporting or compliance requirements, including any changes resulting from Brexit.

A number of significant structural, political and monetary issues and the COVID-19 pandemic continue to confront the global economy, and instability could continue, resulting in an increased or subdued level of market volatility, changes in trading volumes and greater uncertainty.

We continue to closely monitor developments around COVID-19 and follow guidance provided by governmental and public health agencies. In response to COVID-19, we have provided frequent communications to employees, customers, regulators, critical vendors, technology equipment suppliers, data and disaster recovery centers, and other service providers and instructed non-essential employees to work from home on a temporary basis, implemented travel restrictions, and temporarily suspended open outcry trading between March 13, 2020 and June 14, 2020, without any known significant disruptions to our business or control processes. We expect to continue to take further actions as necessary in response to addressing COVID-19. Our business and operations could be materially and adversely affected by the effects of COVID-19, however, the extent to which our results could be affected by COVID-19 largely depends on future developments which cannot be accurately predicted and are uncertain. Further, changes in trading behavior, additional suspensions of open outcry trading, market disruptions and other future developments caused by the effects of COVID-19 could impact trading volumes and the demand for our products, market data, and services, which could have a material adverse effect on our business, financial condition, operating results and cash flows for fiscal year 2021 and could be material during any future period impacted either directly or indirectly by this pandemic.

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

Components of Cost of Revenues

Liquidity Payments

Liquidity payments are directly correlated to the volume of securities traded on our markets. As stated above, we record the liquidity rebates paid to market participants providing liquidity, in the case of C2, BZX, EDGX, and Cboe Europe, as cost of revenue. BYX and EDGA offer a pricing model where we rebate liquidity takers for executing against an order resting on our book, which is also recorded as a cost of revenues.

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

Section 31 Fees

Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA) are assessed fees pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat these fees as a pass-through charge to customers executing eligible listed equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as regulatory transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. CFE, Cboe Europe, BIDS, MATCHNow and Cboe FX are not U.S. national securities exchanges, and accordingly are not charged Section 31 fees.

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

Other Cost of Revenues

Other cost of revenues primarily consists of interest expense from clearing operations, electronic access permit fees and other miscellaneous costs associated with other revenue.

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

Financial Summary

The following summarizes changes in financial performance for the three and six months ended June 30, 2021 and 2020 and certain non-GAAP financial measures. These non-GAAP financials measures assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items management believes do not reflect our underlying operations. Please see the footnotes below for additional information and reconciliations from our condensed consolidated financial statements. “YTD” represents the six-month period ended June 30th.

(1)	These are Non-GAAP figures for which reconciliations are provided below.

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change

	(in millions, except percentages, earnings per share, and as noted below)				(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$800.8	$868.7	$(67.9)	(7.8)%	$1,811.6	$1,790.2	$21.4	1.2%
Total cost of revenues	450.2	571.8	(121.6)	(21.3)%	1,095.5	1,135.0	(39.5)	(3.5)%
Revenues less cost of revenues	350.6	296.9	53.7	18.1%	716.1	655.2	60.9	9.3%
Total operating expenses	160.6	135.2	25.4	18.8%	321.5	267.1	54.4	20.4%
Operating income	190.0	161.7	28.3	17.5%	394.6	388.1	6.5	1.7%
Income before income tax provision	179.2	156.6	22.6	14.4%	372.1	374.1	(2.0)	(0.5)%
Income tax provision	73.7	43.0	30.7	71.4%	129.4	103.1	26.3	25.5%
Net income	$105.5	$113.6	$(8.1)	(7.1)%	$242.7	$271.0	$(28.3)	(10.4)%
Basic earnings per share	$0.99	$1.04	$(0.05)	(4.8)%	$2.26	$2.46	$(0.20)	(8.1)%
Diluted earnings per share	0.98	1.03	(0.05)	(4.9)%	2.26	2.45	(0.19)	(7.8)%
Organic net revenue (1)	328.4	296.9	31.5	10.6%	667.1	655.2	11.9	1.8%
EBITDA (2)	231.8	201.6	30.2	15.0%	478.6	466.5	12.1	2.6%
EBITDA margin (3)	66.1%	67.9%	(1.8)%	*	66.8%	71.2%	(4.4)%	*
Adjusted EBITDA (2)	$233.6	$211.0	$22.6	10.7%	$483.8	$476.7	$7.1	1.5%
Adjusted EBITDA margin (4)	66.6%	71.1%	(4.5)%	*	67.6%	72.8%	(5.2)%	*
Adjusted earnings (5)	$147.4	$143.3	$4.1	2.9%	$312.2	$325.6	$(13.4)	(4.1)%
Adjusted earnings margin (5)	42.0%	48.3%	(6.3)%	*	43.6%	49.7%	(6.1)%	*
Diluted weighted average shares outstanding	106.9	109.6	(2.7)	(2.5)%	107.3	110.1	(2.8)	(2.5)%
Adjusted Diluted earnings per share (6)	$1.38	$1.31	$0.07	5.3%	$2.91	$2.96	$(0.05)	(1.7)%

*	Not meaningful

The following summarizes changes in certain operational and financial metrics for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

The following table includes operational and financial metrics for our Options, North American Equities, Futures, Europe, and Global FX segments. The metrics listed for Canadian Equities, EuroCCP, and BIDS Trading in the table below are newly added for the three and six months ended June 30, 2021 as a result of acquisitions completed during 2020. Therefore, the table does not include results from the periods preceding each acquisition for the applicable metrics. The following summarizes changes in certain operational and financial metrics for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020:

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change

	(in millions, except percentages, trading days, and as noted below)				(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	36.4	28.2	8.2	29.1%	39.2	28.1	11.1	39.5%
Total touched contracts	11.1	9.9	1.2	12.1%	11.9	10.3	1.6	15.5%
Index contract ADV	1.8	1.6	0.2	12.5%	1.9	2.1	(0.2)	(9.5)%
Multi-listed contract ADV	9.3	8.3	1.0	12.0%	10.0	8.2	1.8	22.0%
Number of trading days	63	63	—	—%	124	125	(1)	(0.8)%
Total Options revenue per contract (RPC) (7)	$0.192	$0.182	$0.010	5.5%	$0.184	$0.208	$(0.024)	(11.5)%
Multi-listed options RPC (7)	0.067	0.051	0.016	31.4%	0.067	0.052	0.015	28.8%
Index options RPC (7)	0.823	0.870	(0.047)	(5.4)%	0.813	0.815	(0.002)	(0.2)%
Total Options market share	30.4%	35.2%	(4.8)%	*	30.3%	36.7%	(6.4)%	*
Multi-listed options market share	26.8%	31.4%	(4.6)%	*	26.8%	31.6%	(4.8)%	*
Index options market share	98.7%	99.4%	(0.7)%	*	98.8%	99.3%	(0.5)%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total touched shares (in billions)	1.6	2.1	(0.5)	(23.8)%	2.0	2.0	—	—%
Market ADV (in billions)	10.5	12.4	(1.9)	(15.3)%	12.6	11.7	0.9	7.7%
Market share	14.3%	16.1%	(1.8)%	*	14.7%	16.4%	(1.7)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (8)	$0.020	$0.025	$(0.005)	(20.0)%	$0.017	$0.025	$(0.008)	(32.0)%
U.S. ETPs: launches (number of launches)	28	31	(3)	(9.7)%	63	49	14	28.6%
U.S. ETPs: listings (number of listings)	499	374	125	33.4%	499	374	125	33.4%
U.S. Equities - Off-Exchange (9):
ADV:
Total touched shares (in millions)	75.8	—	75.8	—%	87.5	—	87.5	—%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (10)	$0.123	$—	$0.123	—%	$0.122	$—	$0.122	—%
Trading days	63	63	—	—%	124	125	(1)	(0.8)%
Canadian Equities:
ADV (matched shares, in millions)	47.4	—	47.4	—%	59.3	—	59.3	—%
Trading days	63	—	63	—%	125	—	125	—%
Net capture (per 10,000 touched shares, in Canadian dollars) (11)	7.782	—	7.782	—%	7.425	—	7.425	—%
Futures:
ADV (in thousands)	214.4	143.8	70.6	49.1%	234.8	236.6	(1.8)	(0.8)%
Trading days	63	63	—	—%	124	125	(1)	(0.8)%
Revenue per contract	$1.648	$1.743	$(0.095)	(5.5)%	$1.643	$1.748	$(0.105)	(6.0)%
Europe:
Equities:
ADNV:
Matched and touched ADNV (in billions)	€7.3	€6.3	€1.0	15.9%	€7.4	€7.7	€(0.3)	(3.9)%
Market ADNV (in billions)	42.0	40.1	1.9	4.7%	43.4	45.8	(2.4)	(5.2)%
Trading days	63	63	—	—%	126	127	(1)	(0.8)%
Market share	17.4%	15.8%	1.6%	*	17.1%	16.8%	0.3%	*
Net capture (per matched notional value in basis points) (12)	0.267	0.248	0.019	7.7%	0.275	0.246	0.029	11.8%
EuroCCP:
Trades cleared (13)	294.8	—	294.8	—%	593.0	—	593.0	—%
Fee per trade cleared (14)	€0.011	€—	€0.011	—%	€0.011	€—	0.011	—%
Net settlement volume (15)	2.4	—	2.4	—%	4.8	—	4.8	—%
Net fee per settlement (16)	€0.893	€—	€0.893	—%	0.878	—	0.878	—%
Global FX:
ADNV (in billions)	$32.5	$31.8	$0.7	2.2%	$34.7	$37.5	$(2.8)	(7.5)%
Trading days	65	65	—	—%	128	129	(1)	(0.8)%
Global FX (net capture per one million dollars traded) (17)	2.71	2.77	(0.06)	(2.2)%	2.68	2.73	(0.05)	(1.8)%

Average British pound/U.S. dollar exchange rate	$1.397	$1.241	$0.156	12.6%	$1.388	$1.261	$0.127	10.1%
Average Canadian dollar/U.S. dollar exchange rate	$0.814	$—	$0.814	—%	$0.802	$—	$0.802	—%
Average Euro/U.S. dollar exchange rate	$1.205	$—	$1.205	—%	$1.205	$—	$1.205	—%
Average Euro/British pound exchange rate	£0.862	£0.887	£(0.025)	(2.8)%	£0.868	£0.874	£(0.006)	(0.7)%

*	Not meaningful

(1)	Organic net revenue is defined as revenues less cost of revenues excluding revenues less cost of revenues of any acquisition for that has been owned for less than one year. Revenues from acquisitions that have been owned at least one year are considered organic and are no longer excluded from organic net revenue from either period for comparative purposes. Organic net revenue does not represent, and should not be considered as, an alternative to revenues less cost of revenues, or net revenue, as determined in accordance with GAAP. We have presented organic net revenue because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our operating financial performance before the effects of acquisitions. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate organic net revenue differently than we do. Organic net revenue has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
Revenues less cost of revenues	$350.6	$296.9	$716.1	$655.2
Recent acquisitions:
Acquisition revenues less cost of revenues	$(22.2)	$—	$(49.0)	$—
Organic net revenue	$328.4	$296.9	$667.1	$655.2

(2)	EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(4)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(5)	Adjusted earnings is defined as net income adjusted for amortization of purchased intangibles, acquisition-related costs, deferred tax re-measurements, and net income allocated to participating securities, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(6)	Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding.
(7)	Average revenue per contract, for options and futures represents total net transaction fees recognized for the period divided by total contracts traded during the period.
(8)	Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX, and EDGA and the number of trading days.
(9)	U.S. Equities – Off-Exchange data reflects Cboe’s acquisition of BIDS Trading, effective December 31, 2020.
(10)	Net capture per 100 touched shares refers to transaction fees less order and execution management system (OMS/EMS) fees and clearing costs divided by the product of one-hundredth ADV of touched shares on BIDS Trading and the number of trading days for the period.
(11)	Net capture per 10,000 touched shares refers to transaction fees divided by the product of one-ten thousandth ADV of shares for MATCHNow and the number of trading days.
(12)	Net capture per matched notional value refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Equities and the number of trading days.
(13)	Trades cleared refers to the total number of non-interoperable trades cleared.
(14)	Fee per trade cleared refers to clearing fees divided by number of non-interoperable trades cleared.
(15)	Net settlement volume refers to the total number of settlements executed after netting.
(16)	Net fee per settlement refers to settlement fees less direct costs incurred to settle divided by the number of settlements executed after netting.
(17)	Net capture per one million dollars traded refers to net transaction fees less liquidity payments, if any, divided by the Spot and SEF products of one-thousandth of ADNV traded on the Cboe FX Markets and the number of trading days, divided by two, which represents the buyer and seller that are both charged on the transaction.

The following tables are reconciliations of net income allocated to common stockholders to EBITDA and adjusted EBITDA (in millions):

	Three Months Ended June 30,
	2021
	Options	North American Equities	Futures	Europe	Global FX	Corporate	Total
Net income (loss) allocated to common stockholders	$124.7	$36.6	$15.3	$7.3	$0.3	$(79.0)	$105.2
Interest expense, net	—	—	—	3.5	—	8.8	12.3
Income tax provision	—	0.7	—	3.1	—	69.9	73.7
Depreciation and amortization	7.4	18.6	0.7	8.0	5.9	—	40.6
EBITDA	132.1	55.9	16.0	21.9	6.2	(0.3)	231.8
Acquisition-related costs	—	0.6	—	—	—	1.2	1.8
Adjusted EBITDA	$132.1	$56.5	$16.0	$21.9	$6.2	$0.9	$233.6

	Three Months Ended June 30,
	2020
	Options	North American Equities	Futures	Europe	Global FX	Corporate	Total
Net income (loss) allocated to common stockholders	$93.4	$54.5	$8.3	$3.5	$1.1	$(47.5)	$113.3
Interest expense, net	—	—	—	—	—	7.3	7.3
Income tax provision	—	1.3	—	2.2	—	39.5	43.0
Depreciation and amortization	7.6	16.4	0.8	6.7	6.5	—	38.0
EBITDA	101.0	72.2	9.1	12.4	7.6	(0.7)	201.6
Acquisition-related costs	7.5	—	—	—	—	1.9	9.4
Adjusted EBITDA	$108.5	$72.2	$9.1	$12.4	$7.6	$1.2	$211.0

	Six Months Ended June 30,
	2021
	Options	North American Equities	Futures	Europe	Global FX	Corporate	Total
Net income (loss) allocated to common stockholders	$252.6	$80.3	$32.7	$15.1	$1.5	$(140.2)	$242.0
Interest expense, net	—	—	—	6.9	—	17.7	24.6
Income tax provision	—	1.9	—	6.6	—	120.9	129.4
Depreciation and amortization	14.8	38.2	1.4	15.9	12.3	—	82.6
EBITDA	267.4	120.4	34.1	44.5	13.8	(1.6)	478.6
Acquisition-related costs	0.3	0.6	—	—	—	4.3	5.2
Adjusted EBITDA	$267.7	$121.0	$34.1	$44.5	$13.8	$2.7	$483.8

	Six Months Ended June 30,
	2020
	Options	North American Equities	Futures	Europe	Global FX	Corporate	Total
Net income (loss) allocated to common stockholders	$236.7	$102.2	$35.1	$10.3	$4.1	$(118.1)	$270.3
Interest expense (income), net	—	—	—	(0.1)	—	14.7	14.6
Income tax provision	—	2.5	—	5.1	—	95.5	103.1
Depreciation and amortization	15.3	34.2	1.6	13.9	13.5	—	78.5
EBITDA	252.0	138.9	36.7	29.2	17.6	(7.9)	466.5
Acquisition-related costs	2.0	—	—	—	—	8.2	10.2
Adjusted EBITDA	$254.0	$138.9	$36.7	$29.2	$17.6	$0.3	$476.7

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income allocated to common stockholders	$105.2	$113.3	$242.0	$270.3
Amortization	30.5	30.0	63.4	62.5
Acquisition-related costs	1.8	9.4	5.2	10.2
Tax effect of adjustments	(7.7)	(9.3)	(15.9)	(16.9)
Deferred tax re-measurements	17.7	—	17.7	—
Net income allocated to participating securities	(0.1)	(0.1)	(0.2)	(0.5)
Adjusted earnings	$147.4	$143.3	$312.2	$325.6

Revenues

Total revenues for the three months ended June 30, 2021 decreased $67.9 million, or 7.8%, compared to the same period in 2020, primarily due to a $91.8 million decrease in regulatory fees as a result of a decline in the Section 31 fee rate. Total revenues for the six months ended June 30, 2021 increased $21.4 million, or 1.2%, compared to the same period in 2020, primarily due to increased transaction and clearing fees as a result of increased market volumes on the Options exchanges, partially offset by a $127.1 million decrease in regulatory fees as a result of a decline in the Section 31 fee rate. The following summarizes changes in revenues for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Transaction and clearing fees	$618.2	$618.3	$(0.1)	(0.0)%	$1,381.4	$1,279.8	$101.6	7.9%
Access and capacity fees	67.1	55.7	11.4	20.5%	133.5	113.4	20.1	17.7%
Market data fees	62.8	58.7	4.1	7.0%	126.6	114.9	11.7	10.2%
Regulatory fees	36.9	128.7	(91.8)	(71.3)%	138.4	265.5	(127.1)	(47.9)%
Other revenue	15.8	7.3	8.5	116.4%	31.7	16.6	15.1	91.0%
Total revenues	$800.8	$868.7	$(67.9)	(7.8)%	$1,811.6	$1,790.2	$21.4	1.2%

Transaction and Clearing Fees

Transaction and clearing fees were relatively flat for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to a 15.3% decrease in U.S. Equities exchange market ADV, coupled with a 1.8 percentage point decrease in U. S. Equities exchange market share when compared to the same period in 2020, partially offset by additional transaction and clearing fees attributable to EuroCCP and BIDS, which the Company acquired in the third and fourth quarters of 2020, respectively. Transaction and clearing fees increased for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a 39.5% increase in overall options market ADV, including a 22.0% increase in multi-listed options ADV, and additional transaction and clearing fees attributable to EuroCCP and BIDS, which the Company acquired in the third and fourth quarters of 2020, respectively, when compared to the same period in 2020.

Access Capacity Fees

Access and capacity fees increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to an increase in logical port revenue in the Options, Europe, and North American Equities segments, an increase in physical port revenue in the North American Equities and Options segments, and an increase in trading floor permits in the Options segment given the temporary closure of the trading floor in 2020.

Market Data Fees

Market data fees increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. For the three months ended June 30, 2021, the increase was primarily due to an increase in subscribers and additional revenue attributed to Trade Alert, which was acquired during the second quarter of 2020. For the six months ended June 30, 2021, the increase was primarily due to an increase in subscribers, an increase in tape plan market data revenue within the North American Equities segment related to audit recoveries, and additional revenue attributed to Trade Alert, which was acquired during the second quarter of 2020.

Regulatory Fees

Regulatory fees decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020. For the three months ended June 30, 2021, the decrease was primarily due to a 76.9% decline in the Section 31 fee rate, from an average rate of $22.10 per million dollars of covered sales for the three months ended June 30, 2020 to an average rate of $5.10 per million dollars of covered sales during the three months ended June 30, 2021, partially offset by higher notional volumes traded on U.S. Equities exchanges. For the six months ended June 30, 2021, the decrease was primarily due to a 51.8% decline in the Section 31 fee rate, from an average rate of $21.70 per million dollars of covered sales for the six months ended June 30, 2020 to an average rate of $10.50 per million dollars of covered sales during the six months ended June 30, 2021, partially offset by higher notional volumes traded on U.S. Equities exchanges.

Other Revenue

Other revenue increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to additional interest income from EuroCCP, which the Company acquired in the third quarter of 2020.

Cost of Revenues

Cost of revenues decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020. The decrease for the three months ended June 30, 2021 was primarily due to lower Section 31 fees, which decreased $90.2 million, or 75.8%, as a result of a decline in the Section 31 fee rate, as well as a $37.7 million, or 9.1%, decrease in liquidity payments due to a decrease in volumes traded on the U.S. Equities exchanges. Cost of revenues decreased for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a $125.7 million decrease in Section 31 fees due to a decline in the Section 31 fee rate, partially offset by a $71.7 million increase in liquidity payments due to an increase in volumes traded on the U.S. Equities exchanges.

The following summarizes changes in cost of revenues for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Liquidity payments	$377.9	$415.6	$(37.7)	(9.1)%	$879.7	$808.0	$71.7	8.9%
Routing and clearing	19.9	17.7	2.2	12.4%	47.0	33.7	13.3	39.5%
Section 31 fees	28.8	119.0	(90.2)	(75.8)%	120.7	246.4	(125.7)	(51.0)%
Royalty fees	20.3	19.4	0.9	4.6%	40.6	46.8	(6.2)	(13.2)%
Other	3.3	0.1	3.2	3,200.0%	7.5	0.1	7.4	7,400.0%
Total	$450.2	$571.8	$(121.6)	(21.3)%	$1,095.5	$1,135.0	$(39.5)	(3.5)%

Liquidity Payments

Liquidity payments decreased for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to lower liquidity payments as a result of a decrease in volumes traded on the U.S. Equities exchanges, partially offset by an increase in volumes traded on the Options exchanges. Liquidity payments increased for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to an increase in volumes traded on the Options and U.S. Equities exchanges.

Routing and Clearing

Routing and clearing fees increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to settlement costs related to EuroCCP, partially offset by a decrease in routed trades in the North American Equities segment.

Section 31 Fees

Section 31 fees decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020. For the three months ended June 30, 2021, the decrease was primarily due to a 76.9% decline in the Section 31 fee rate, from an average rate of $22.10 per million dollars of covered sales for the three months ended June 30, 2020 to an average rate of $5.10 per million dollars of covered sales during the three months ended June 30, 2021, partially offset by higher notional volumes traded on U.S. Equities exchanges. For the six months ended June 30, 2021, the decrease was primarily due to a 51.8% decline in the Section 31 fee rate, from an average rate of $21.70 per million dollars of covered sales for the six months ended June 30, 2020 to an average rate of $10.50 per million dollars of covered sales during the six months ended June 30, 2021, partially offset by higher notional volumes traded on U.S. Equities exchanges.

Royalty Fees

Royalty fees increased for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to an increase in trading volume in licensed products. Royalty fees decreased for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a decline in trading volume in licensed products.

Other Cost of Revenues

Other cost of revenue increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to additional interest expense from EuroCCP, which the Company acquired in the third quarter of 2020.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased $53.7 million, or 18.1%, for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to a $35.4 million, or 19.1%, increase in transaction and clearing fees less liquidity payments and routing and clearing costs, and an $11.4 million, or 20.5%, increase in access and capacity fees. Revenues less cost of revenues increased $60.9 million, or 9.3%, for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a $20.1 million, or 17.7%, increase in access and capacity fees, a $16.6 million, or 3.8%, increase in transaction and clearing fees less liquidity payments and routing and clearing costs, and an $11.7 million, or 10.2%, increase in market data fees.

The following summarizes the components of revenues less cost of revenues for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Transaction and clearing fees less liquidity payments and routing and clearing costs	$220.4	$185.0	$35.4	19.1%	$454.7	$438.1	$16.6	3.8%
Access and capacity fees	67.1	55.7	11.4	20.5%	133.5	113.4	20.1	17.7%
Market data fees	62.8	58.7	4.1	7.0%	126.6	114.9	11.7	10.2%
Regulatory fees, less Section 31 fees	8.1	9.7	(1.6)	(16.5)%	17.7	19.1	(1.4)	(7.3)%
Royalty fees	(20.3)	(19.4)	(0.9)	4.6%	(40.6)	(46.8)	6.2	(13.2)%
Other	12.5	7.2	5.3	73.6%	24.2	16.5	7.7	46.7%
Revenues less cost of revenues	$350.6	$296.9	$53.7	18.1%	$716.1	$655.2	$60.9	9.3%

Transaction and Clearing Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction and clearing fees less liquidity payments and routing and clearing costs (“Net Transaction and Clearing Fees”) increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. The increase for the three months ended June 30, 2021 was primarily due to a 12.5% increase in index options ADV, a 12.0% increase in multi-listed options ADV, a 49.1% increase in Futures ADV, and additional net transaction and clearing fees attributable to EuroCCP and BIDS, which the Company acquired in the third and fourth quarters of 2020, respectively. The increase for the six months ended June 30, 2021 was primarily due to a 22.0% increase in multi-listed options ADV and additional net transaction and clearing fees attributable to EuroCCP and BIDS, which the Company acquired in the third and fourth quarters of 2020, respectively, partially offset by a 9.5% decrease in index options ADV.

Access and Capacity Fees

Access and capacity fees increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to an increase in logical port revenue in the Options, Europe, and North American Equities segments, an increase in physical port revenue in the North American Equities and Options segments, and an increase in membership fees in the Options segment given the temporary closure of the trading floor in the 2020.

Market Data Fees

Market data fees increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. For the three months ended June 30, 2021, the increase was primarily due to an increase in subscribers and additional revenue attributed to Trade Alert, which was acquired during the second quarter of 2020. For the six months ended June 30, 2021, the increase was primarily due to an increase in subscribers, an increase in tape plan market data revenue within the North American Equities segment related to audit recoveries, and additional revenue attributed to Trade Alert, which was acquired during the second quarter of 2020.

Regulatory Fees, less Section 31 Fees

Regulatory fees, less Section 31 fees, decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020. The decrease for the three months ended June 30, 2021 was primarily due to a decrease in regulatory fees based on lower reported revenue of customers compared to the same period in 2020. The decrease for the six months ended June 30, 2021 compared to the same period in 2020 was due to a decrease in fines and assessment fees.

Royalty Fees

Royalty fees increased for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to an increase in trading volume in licensed products. Royalty fees decreased for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a decline in trading volume in licensed products.

Other

Other revenue increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to additional net interest income from EuroCCP, which the Company acquired in the third quarter of 2020.

Operating Expenses

Total operating expenses for the three and six months ended June 30, 2021 compared to the same periods in 2020 increased $25.4 million, or 18.8%, and $54.4 million, or 20.4%, respectively, primarily due to increases in compensation and benefits, professional fees and outside services, and technology support services related to acquisitions, partially offset by a decline in acquisition-related costs.

The following summarizes changes in operating expenses for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Compensation and benefits	$67.7	$54.9	$12.8	23.3%	$140.0	$108.2	$31.8	29.4%
Depreciation and amortization	40.6	38.0	2.6	6.8%	82.6	78.5	4.1	5.2%
Technology support services	16.2	12.5	3.7	29.6%	33.4	24.4	9.0	36.9%
Professional fees and outside services	22.4	12.3	10.1	82.1%	38.0	27.2	10.8	39.7%
Travel and promotional expenses	1.9	0.9	1.0	111.1%	3.5	3.0	0.5	16.7%
Facilities costs	5.4	4.1	1.3	31.7%	10.7	8.2	2.5	30.5%
Acquisition-related costs	1.8	9.4	(7.6)	(80.9)%	5.2	10.2	(5.0)	(49.0)%
Other expenses	4.6	3.1	1.5	48.4%	8.1	7.4	0.7	9.5%
Total operating expenses	$160.6	$135.2	$25.4	18.8%	$321.5	$267.1	$54.4	20.4%

Compensation and Benefits

Compensation and benefits increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. For the three months ended June 30, 2021, the increase was primarily due to a $13.3 million increase in salaries, wages, benefits, and bonus expense, including a $7.7 million increase in compensation expense related to acquisitions and a $1.3 million increase in benefits due to healthcare rebates received in 2020 that did not recur in 2021, partially offset by a $1.1 million decrease in benefits due to the adjustment of deferred compensation plan assets. For the six months ended June 30, 2021, the increase was primarily due to a $21.7 million increase in salaries, wages, and bonus expense, including a $14.2 million increase in compensation expense related to acquisitions, and a $4.4 million increase in equity compensation as a result of performance share and qualified retirement vesting.

Depreciation and Amortization

Depreciation and amortization increased for the three and six months ended June 30, 2021 compared to the same periods in 2020, primarily due to an increase in depreciation and amortization expense resulting from the acquisitions made in 2020, partially offset by a decline in amortization under the discounted cash flow method for the intangibles acquired in the Bats acquisition.

Technology Support Services

Technology support services increased for the three and six months ended June 30, 2021 compared to the same periods in 2020, primarily due to increases in market data support service fees, purchased software, and network and phone connectivity support services fees related to the acquisitions made in 2020.

Professional Fees and Outside Services

Professional fees and outside services increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. For the three months ended June 30, 2021, the increase was primarily due to increases in legal fees and regulatory costs, as well as an increase in contract services related to the acquisitions made in 2020. For the six months ended June 30, 2021, the increase was primarily due to an increase in regulatory costs, as well as increases in contract services and consulting fees related to the acquisitions made in 2020.

Travel and Promotional Expenses

Travel and promotional expenses increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. For the three months ended June 30, 2021, the increase was primarily due to an increase in marketing expenses. For the six months ended June 30, 2021, the increase was primarily due to an increase in marketing expenses, partially offset by travel restrictions implemented in March 2020 in response to the COVID-19 pandemic.

Facilities Costs

Facilities costs increased for the three and six months ended June 30, 2021 compared to the same periods in 2020, primarily due to an increase in rent expense related to the new headquarters building, the acquisitions made in 2020, and the new trading floor location.

Acquisition-Related Costs

Acquisition-related costs decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to impairment charges related to facilities recorded in the second quarter of 2020 that did not recur in 2021, partially offset by an increase in professional fees and other fees.

Other Expenses

Other expenses increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to an increase in taxes, licenses and permits.

Operating Income

As a result of the items above, operating income for the three and six months ended June 30, 2021 was $190.0 million and $394.6 million compared to $161.7 million and $388.1 million, respectively, for same periods in 2020.

Interest Expense, Net

Net interest expense increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to commitment fees related to the EuroCCP Credit Facility entered into in July 2020, as well as additional interest expense related to the 1.625% Senior Notes issued in the fourth quarter of 2020.

Other Income, Net

Net other income decreased for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to a $1.1 million decrease in deferred compensation plan asset income and dividends. Net other income increased for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a $1.3 million increase in deferred compensation plan asset income and dividends.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the three months ended June 30, 2021 was $179.2 million compared to $156.6 million for the same period in 2020, an increase of $22.6 million.

As a result of the above, income before income tax provision for the six months ended June 30, 2021 was $372.1 million compared to $374.1 million for the same period in 2020, a decrease of $2.0 million.

Income Tax Provision

The effective tax rate from continuing operations was 41.1% and 27.5% for the three months ended June 30, 2021 and 2020, respectively, and 34.8% and 27.6% for the six months ended June 30, 2021 and 2020, respectively. The higher effective tax rate in 2021 is primarily due to the remeasurement of UK deferred tax liabilities following the UK tax rate increase from 19% to 25% enacted during the second quarter and effective April 1, 2023.

Net Income

As a result of the items above, net income for the three months ended June 30, 2021 was $105.5 million compared to $113.6 million for the three months ended June 30, 2020, a decrease of $8.1 million.

As a result of the items above, net income for the six months ended June 30, 2021 was $242.7 million compared to $271.0 million for the six months ended June 30, 2020, a decrease of $28.3 million.

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

The following summarizes our total revenues by segment:

				Percentage					Percentage of
				of Total					Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2021	2020	Change	2021	2020	2021	2020	Change	2021	2020

	(in millions, except percentages)					(in millions, except percentages)
Options	$350.0	$317.6	10.2%	43.7%	36.6%	$732.4	$674.1	8.6%	40.5%	37.7%
North American Equities	353.5	490.5	(27.9)%	44.1%	56.4%	879.5	964.2	(8.8)%	48.5%	53.9%
Futures	28.3	21.6	31.0%	3.5%	2.5%	59.9	63.1	(5.1)%	3.3%	3.5%
Europe	55.1	25.3	117.8%	6.9%	2.9%	110.9	58.2	90.5%	6.1%	3.2%
Global FX	13.9	13.7	1.5%	1.8%	1.6%	28.6	30.6	(6.5)%	1.6%	1.7%
Corporate	—	—	—%	—%	—%	0.3	—	100.0%	—%	—%
Total revenues	$800.8	$868.7	(7.8)%	100.0%	100.0%	$1,811.6	$1,790.2	1.2%	100.0%	100.0%

The following summarizes our revenues less cost of revenues by segment:

				Percentage of					Percentage of
				Total Revenues					Total Revenues
				Less Cost of Revenues					Less Cost of Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2021	2020	Change	2021	2020	2021	2020	Change	2021	2020

	(in millions, except percentages)					(in millions, except percentages)
Options	$178.6	$150.6	18.6%	50.9%	50.7%	$360.3	$339.1	6.3%	50.3%	51.8%
North American Equities	89.2	90.6	(1.5)%	25.5%	30.5%	185.3	177.2	4.6%	25.9%	27.0%
Futures	27.4	20.9	31.1%	7.8%	7.1%	58.0	61.0	(4.9)%	8.1%	9.3%
Europe	41.6	21.1	97.2%	11.9%	7.1%	83.7	47.3	77.0%	11.7%	7.2%
Global FX	13.8	13.7	0.7%	3.9%	4.6%	28.5	30.6	(6.9)%	4.0%	4.7%
Corporate	—	—	—%	—%	—%	0.3	—	100.0%	—%	—%
Total revenues less cost of revenues	$350.6	$296.9	18.1%	100.0%	100.0%	$716.1	$655.2	9.3%	100.0%	100.0%

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2021	2020	Change	2021	2020	2021	2020	Change	2021	2020
Revenues less cost of revenues	$178.6	$150.6	18.6%	51.0%	47.4%	$360.3	$339.1	6.3%	49.2%	50.3%
Operating expenses	53.4	57.2	(6.6)%	15.3%	18.0%	106.4	102.3	4.0%	14.5%	15.2%
Operating income	$125.2	$93.4	34.0%	35.8%	29.4%	$253.9	$236.8	7.2%	34.7%	35.1%
EBITDA (1)	$132.1	$101.0	30.8%	37.7%	31.8%	$267.4	$252.0	6.1%	36.5%	37.4%
EBITDA margin (2)	74.0%	67.1%	*	*	*	74.2%	74.3%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $28.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a 12.5% increase in index options ADV, a 12.0% increase in multi-listed options ADV, and an increase in access and capacity fees. For the three months ended June 30, 2021, operating income for the Options segment increased $31.8 million compared to the three months ended June 30, 2020, primarily due to an increase in revenues less cost of revenues. Operating expenses decreased $3.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a decrease in acquisition-related costs.

Revenues less cost of revenues increased $21.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a 22.0% increase in multi-listed options ADV, an increase in access and capacity fees, an increase in proprietary market data revenue attributable to Trade Alert, which the Company acquired in the second quarter of 2020, and an increase in royalty fees, partially offset by a 9.5% decrease in index options ADV. For the six months ended June 30, 2021, operating income for the Options segment increased $17.1 million compared to the six months ended June 30, 2020, primarily due to an increase in revenue less cost of revenues. Operating expenses increased $4.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in compensation and benefits.

North American Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our North American Equities segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2021	2020	Change	2021	2020	2021	2020	Change	2021	2020
Revenues less cost of revenues	$89.2	$90.6	(1.5)%	25.2%	18.5%	$185.3	$177.2	4.6%	21.1%	18.4%
Operating expenses	51.8	34.7	49.3%	14.7%	7.1%	102.8	72.3	42.2%	11.7%	7.5%
Operating income	$37.4	$55.9	(33.1)%	10.6%	11.4%	$82.5	$104.9	(21.4)%	9.4%	10.9%
EBITDA (1)	$55.9	$72.2	(22.6)%	15.8%	14.7%	$120.4	$138.9	(13.3)%	13.7%	14.4%
EBITDA margin (2)	62.7%	79.7%	*	*	*	65.0%	78.4%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $1.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a 23.8% decrease in volumes traded on our U.S. Equities exchanges, partially offset by additional revenue attributable to BIDS, which the Company acquired in the fourth quarter of 2020. For the three months ended June 30, 2021, operating income for the North American Equities segment decreased $18.5 million compared to the three months ended June 30, 2020, primarily due to an increase in operating expenses. Operating expenses increased $17.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to increases in compensation and benefits and professional fees and outside services, as well as increases in depreciation and amortization and technology support services as a result of the BIDS and MATCHNow acquisitions, which the Company completed in the fourth and third quarters of 2020, respectively.

Revenues less cost of revenues increased $8.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to additional revenue attributable to BIDS, which the Company acquired in the fourth quarter of 2020. For the six months ended June 30, 2021, operating income for the North American Equities segment decreased $22.4 million compared to the six months ended June 30, 2020, primarily due to an increase in operating expenses. Operating expenses increased $30.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to increases in compensation and benefits and professional fees and outside services, as well as increases in depreciation and amortization and technology support services as a result of the BIDS and MATCHNow acquisitions, which the Company completed in the fourth and third quarters of 2020, respectively.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2021	2020	Change	2021	2020	2021	2020	Change	2021	2020
Revenues less cost of revenues	$27.4	$20.9	31.1%	96.8%	96.8%	$58.0	$61.0	(4.9)%	96.8%	96.7%
Operating expenses	12.1	12.6	(4.0)%	42.8%	58.3%	25.2	25.8	(2.3)%	42.1%	40.9%
Operating income	$15.3	$8.3	84.3%	54.1%	38.4%	$32.8	$35.2	(6.8)%	54.8%	55.8%
EBITDA (1)	$16.0	$9.1	75.8%	56.5%	42.1%	$34.1	$36.7	(7.1)%	56.9%	58.2%
EBITDA margin (2)	58.4%	43.5%	*	*	*	58.8%	60.2%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $6.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a 49.1% increase in Futures ADV. For the three months ended June 30, 2021, operating income for the Futures segment increased $7.0 million compared to the three months ended June 30, 2020, due to higher revenues less cost of revenues. Operating expenses decreased $0.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a decrease in compensation and benefits.

Revenues less cost of revenues decreased $3.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a 6.0% decline in Futures revenue per contract. For the six months ended June 30, 2021, operating income for the Futures segment decreased $2.4 million compared to the six months ended June 30, 2020, due to lower revenues less cost of revenues. Operating expenses decreased $0.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a decrease in professional fees and outside services.

Europe

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Europe segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2021	2020	Change	2021	2020	2021	2020	Change	2021	2020
Revenues less cost of revenues	$41.6	$21.1	97.2%	75.5%	83.4%	$83.7	$47.3	77.0%	75.5%	81.3%
Operating expenses	28.3	15.7	80.3%	51.4%	62.1%	55.9	32.4	72.5%	50.4%	55.7%
Operating income	$13.3	$5.4	146.3%	24.1%	21.3%	$27.8	$14.9	86.6%	25.1%	25.6%
EBITDA (1)	$21.9	$12.4	76.6%	39.7%	49.0%	$44.5	$29.2	52.4%	40.1%	50.2%
EBITDA margin (2)	52.6%	58.8%	*	*	*	53.2%	61.7%	*	*	*

*Not meaningful

(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $20.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to additional revenue attributable to EuroCCP, which the Company acquired in the third quarter of 2020, as well as the exchange rate impact from British Pounds to U.S. Dollars. For the three months ended June 30, 2021, operating income for the Europe segment increased $7.9 million compared to the three months ended June 30, 2020, due to higher revenues less cost of revenues. Operating expenses increased $12.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in compensation and benefits, professional fees and outside services, and technology support services as a result of the EuroCCP acquisition, as well as the exchange rate impact from British Pounds to U.S. Dollars.

Revenues less cost of revenues increased $36.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to additional revenue attributable to EuroCCP, which the Company acquired in the third quarter of 2020, as well as the exchange rate impact from British Pounds to U.S. Dollars. For the six months ended June 30, 2021, operating income for the Europe segment increased $12.9 million compared to the six months ended June 30, 2020, due to higher revenues less cost of revenues. Operating expenses increased $23.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in compensation and benefits, professional fees and outside services, and technology support services as a result of the EuroCCP acquisition, as well as the exchange rate impact from British Pounds to U.S. Dollars.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2021	2020	Change	2021	2020	2021	2020	Change	2021	2020
Revenues less cost of revenues	$13.8	$13.7	0.7%	99.3%	100.0%	$28.5	$30.6	(6.9)%	99.7%	100.0%
Operating expenses	13.4	12.6	6.3%	96.4%	92.0%	26.9	26.5	1.5%	94.1%	86.6%
Operating income	$0.4	$1.1	(63.6)%	2.9%	8.0%	$1.6	$4.1	(61.0)%	5.6%	13.4%
EBITDA (1)	$6.2	$7.6	(18.4)%	44.6%	55.5%	$13.8	$17.6	(21.6)%	48.3%	57.5%
EBITDA margin (2)	44.9%	55.5%	*	*	*	48.4%	57.5%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $0.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a 2.2% increase in Global FX ADNV. For the three months ended June 30, 2021, operating income for the Global FX segment decreased $0.7 million compared to the three months ended June 30, 2020, primarily due to an increase in operating expenses. Operating expenses increased $0.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in compensation and benefits and professional fees and outside services, partially offset by a decrease in depreciation and amortization.

Revenues less cost of revenues decreased $2.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a 7.5% decrease in Global FX ADNV. For the six months ended June 30, 2021, operating income for the Global FX segment decreased $2.5 million compared to the six months ended June 30, 2020, primarily due to a decrease in revenues less cost of revenues. Operating expenses increased $0.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to increases in compensation and benefits and professional fees and outside services, partially offset by a decrease in depreciation and amortization.

Liquidity and Capital Resources

Below are charts that reflect elements of our capital allocation:

We expect our cash on hand at June 30, 2021 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, any dividends, potential strategic acquisitions, and opportunities for common stock repurchases under the previously announced program. We may also utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 10 (“Debt”) of the condensed consolidated financial statements for further information.

On July 1, 2020, in connection with the Company’s acquisition of EuroCCP, EuroCCP as borrower and the Company as guarantor of scheduled interest and fees on borrowings (but not the principal amount of any borrowings), entered into a €1.5 billion committed syndicated multicurrency revolving and swingline credit facility agreement, which was later amended and restated on July 1, 2021 (the “Facility”). The Facility is available to be drawn by EuroCCP towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through EuroCCP’s clearing system and (b) financing any other liability or liquidity requirement of EuroCCP incurred in the operation of its clearing system. Borrowings under the Facility are secured by cash, eligible bonds and eligible equity assets deposited by EuroCCP into secured accounts. As a result, should the Facility be drawn by EuroCCP it could potentially impact EuroCCP’s liquidity, and we can give no assurance that this Facility will be sufficient to meet all of such obligations or sufficiently mitigate EuroCCP’s liquidity risk to meet its payment obligations when due. Additionally, a default of the Facility may allow lenders, under certain circumstances, to accelerate any related drawn amounts and may result in the acceleration of the Company’s other outstanding debt to which a cross-acceleration or cross-default provision applies, which may limit the Company’s liquidity, business and financing activities. The Facility is expected to terminate on June 30, 2022 and we may not be able to enter into a replacement facility on commercially reasonable terms, or at all.

Our long-term cash needs will depend on many factors, including an introduction of new products, enhancements of current products, the geographic mix of our business and any potential acquisitions. We believe our cash from operations and the availability under our Revolving Credit Facility will meet any long-term needs unless a significant acquisition or acquisitions are identified, in which case we expect that we would be able to borrow the necessary funds and/or issue additional shares of our common stock to complete such acquisition(s). In addition, we do not expect COVID-19 to have a material impact on our liquidity or capital resources, including cash from operations or uses of cash, or change our ability to access capital markets in the near term or the foreseeable future.

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of June 30, 2021 increased $205.5 million from December 31, 2020, primarily due to results from operations, proceeds from the term loan modification, and proceeds from available-for-sale financial investments, partially offset by purchases of available-for-sale financial investments, cash dividends paid on common stock, and share repurchases under the share repurchase program. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $147.9 million as of June 30, 2021. The remaining balance was held in the United States and totaled $303.0 million as of June 30, 2021. Our cash and cash equivalents held outside of the United States as of December 31, 2020 totaled $128.2 million, and is held in various foreign subsidiaries. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include deferred compensation plan assets as well as investments with original or acquired maturities longer than three months but that mature in less than one year from the balance sheet date and are recorded at fair value. As of June 30, 2021 and December 31, 2020, financial investments consisted of U.S. Treasury securities and deferred compensation plan assets.

Cash Flow

The following table summarizes our cash flow data for the six months ended June 30, 2021 and 2020, respectively (in millions):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$721.8	$488.3
Net cash used in investing activities	(45.8)	(191.6)
Net cash used in financing activities	(94.1)	(314.9)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(0.3)	(1.0)
Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$581.6	$(19.2)

	As of June 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$450.9	$210.1
Restricted cash and cash equivalents (margin deposits and clearing funds)	1,188.2	—
Total	$1,639.1	$210.1

Net Cash Flows Provided by Operating Activities

During the six months ended June 30, 2021, net cash provided by operating activities was $479.1 million higher than net income. The variance is primarily attributed to the increase of $376.1 million of restricted cash and cash equivalents (margin deposits and clearing funds) for the six months ended June 30, 2021.

Net cash flows provided by operating activities were $721.8 million and $488.3 million for the six months ended June 30, 2021 and 2020, respectively. The change in net cash flows provided by operating activities was primarily due to the change in margin deposits and clearing funds of $376.1 million and the change for Section 31 fees of $31.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities were $45.8 million and $191.6 million for the six months June 30, 2021 and 2020, respectively. The variance is primarily due to acquisitions, net of cash acquired for the six months ended June 30, 2020, partially offset by purchases of available-for-sale financial investments for the six months ended June 30, 2021.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities for the six months ended June 30, 2021 and 2020 were $94.1 million and $314.9 million, respectively. The variance is primarily attributed to a decrease in share repurchases, which were $81.3 million and $219.3 million for the six months ended June 30, 2021 and 2020, respectively, as well as $110.0 million of proceeds from the term loan modification during the six months ended June 30, 2021.

Financial Assets

The following summarizes our financial assets, excluding margin deposits and clearing funds, as of June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$450.9	$245.4
Financial investments	118.7	92.4
Less deferred compensation plan assets	(25.6)	(24.5)
Less cash collected for Section 31 fees	(101.4)	(103.0)
Adjusted cash (1)	$442.6	$210.3
(1)	Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments, minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Term Loan Agreement	$160.0	$70.0
3.650% Senior Notes	650.0	650.0
1.625% Senior Notes	500.0	500.0
Revolving Credit Agreement	—	—
EuroCCP Credit Facility	—	—
Less unamortized discount and debt issuance costs	(11.5)	(16.1)
Total debt	$1,298.5	$1,203.9

As of June 30, 2021 and December 31, 2020, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of June 30, 2021, we had an additional $250.0 million available through our revolving credit facility, with the ability to borrow another $100.0 million by increasing the commitments under the facility. Together with adjusted cash, we had $692.6 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of June 30, 2021.

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

Under the program, for the three months ended June 30, 2021, the Company repurchased 331,373 shares of common stock at an average cost per share of $101.57, totaling $33.7 million. Since inception of the program through June 30, 2021, the Company has repurchased 18,072,129 shares of common stock at an average cost per share of $68.12, totaling $1.2 billion.

As of June 30, 2021, the Company had $318.9 million of availability remaining under its existing share repurchase authorizations.

Commercial Commitments and Contractual Obligations

As of June 30, 2021, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 10 (“Debt”) for a discussion of the outstanding debt, Note 12 (“Clearing Operations”) for information on EuroCCP’s clearinghouse exposure guarantee, and Note 22 (“Leases”) for discussion on operating leases and equipment leases.

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

For the three and six months ended June 30, 2021, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	British		Canadian	British		Canadian
	Pound (1)	Euro (1)	Dollar (1)	Pound (1)	Euro (1)	Dollar (1)
Foreign denominated % of:
Revenues	2.1%	2.6%	0.3%	1.8%	2.3%	0.3%
Cost of revenues	0.2%	1.7%	—%	0.2%	1.5%	—%
Operating expenses	2.7%	5.9%	1.6%	4.5%	5.8%	1.5%
Impact of 10% adverse currency fluctuation on:
Revenues	$1.7	$2.1	$0.2	$3.2	$4.2	$0.5
Cost of revenues	0.1	0.8	—	0.2	1.6	—
Operating expenses	0.4	1.0	0.3	1.4	1.8	0.5
(1)	An average foreign exchange rate to the U.S. dollar for the period was used. See Item 2 (“Management’s Discussion and Analysis”) for the table summarizing the changes in certain operational and financial metrics for more information.

Equity Risk

Our investment in European and Canadian operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European business are denominated in British pounds or Euros. The assets and liabilities of our Canadian business are denominated in Canadian dollars. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income, net within stockholders' equity on our condensed consolidated balance sheet.

Our primary exposure to this equity risk as of June 30, 2021 is presented by foreign currency in the following table (in millions):

	British		Canadian
	Pounds (1)	Euro (1)	Dollars (1)
Net equity investment in Cboe Europe, EuroCCP, and MATCHNow	$700.2	$93.0	$152.7
Impact on consolidated equity of a 10% adverse currency fluctuation	70.0	9.3	15.3
(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds per U.S. dollar, Euros per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of June 30, 2021.

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

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of June 30, 2021 and 2020, our cash and cash equivalents and financial investments were $569.6 million and $386.6 million, respectively, of which $147.9 million and $62.2 million is held outside of the United States in various foreign subsidiaries in 2021 and 2020, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

As of June 30, 2021, we had $1,298.5 million in outstanding debt, of which $1,139.2 million relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. The remaining amounts outstanding of $159.3 million relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in interest rates relating to the amounts outstanding under the Term Loan Agreement as of June 30, 2021 would decrease annual pre-tax earnings by $15.9 million, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the EuroCCP Credit Facility, as these facilities bear interest at fluctuating rates. As of June 30, 2021, there were no outstanding borrowings under our Revolving Credit agreement and no outstanding borrowings under the EuroCCP Credit Facility. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.

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
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during second quarter 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Consolidated Data Plans

On May 6, 2020, the SEC issued a final order (the “Consolidated Data Plan Order”) that would require U.S. equities exchanges and FINRA to develop and file a new consolidated data plan (the “Plan”) that would replace the three current U.S. equities tape data plans and require certain governance provisions, such as changes to the voting structure. Pursuant to the Consolidated Data Plan Order, the Company and the other U.S. equities exchanges and FINRA are required to file the proposed Plan for public comment before the SEC takes any definitive action on such new plan. Until and if the SEC approves a new plan, the current data plans will continue to govern. On June 29, 2020, the Company filed a Petition for Review (“PFR”) in the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) asserting the Consolidated Data Plan Order is unlawful. On October 14, 2020, the D.C. Circuit issued an order setting forth a briefing schedule and briefing concluded on March 12, 2021. Oral argument occurred on April 26, 2021. On June 15, 2021, the D.C. Circuit issued an order dismissing the PFRs for lack of jurisdiction. A new consolidated data plan approved by the SEC may cause the Company’s equities exchanges, BZX, BYX, EDGX, and EDGA, to require additional resources to comply with or challenge such new consolidated data plan and it may have a material impact on our business, financial condition and operating results if, for example, there is a negative impact on the applicable market data revenues that we receive that are generated from such new plan.

Market Data Infrastructure Rule

On December 9, 2020, the SEC issued a Market Data Infrastructure Final Rule (“MDIR”), which makes significant additions to the content available on the Securities Information Processors (“SIPs”) and replaces the exclusive processors with a competing consolidator model. On February 5, 2021, the Company, along with other equity exchanges, filed: (1) a Motion to Stay of the MDIR with the SEC, which the SEC denied on March 24, 2021 and (2) a Petition for Review (“PFR”) in the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”). On March 24, 2021, the SEC filed a Motion to Dismiss with the D.C. Circuit: (1) arguing that the PFR is not ripe because the MDIR had not been published in the Federal Register (“FR”), (2) suggesting (if there is ambiguity) that the D.C. Circuit clarify whether publication in the FR opens the filing window, and (3) suggesting that the D.C. Circuit could hold the case in abeyance pending filing of a PFR after publication in the Federal Register. On April 9, 2021, the MDIR was published in the FR. On April 13, 2021, the Company filed another PFR with the D.C. Circuit as a protective measure in the event it is determined that the time to file a PFR did not commence until publication of the MDIR in the FR. On June 15, 2021, the D.C. Circuit entered an order granting the SEC’s Motion to Dismiss respecting the February 5, 2021, PFR. This order does not affect the April 13, 2021, PFR (which was filed after publication of the Final Rule in the FR on April 9, 2021). On July 9, 2021, the D.C. Circuit entered a briefing schedule for the April 13, 2021 PFR. The briefing schedule will conclude on January 20, 2022. The implementation of the MDIR could cause Cboe’s equities exchanges, BZX, BYX, EDGX, and EDGA, to require additional resources to comply with or to challenge the new rules and they may have a material impact on our business, financial condition and operating results if, for example, there are lower SIP plan revenues or we must reduce the fees we charge for market data. The Company intends to litigate the matter vigorously.

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

Risks Relating to Our Business

The COVID-19 pandemic and its effects has had significant impacts on economies around the world. Further impacts of the COVID-19 pandemic could have a material adverse effect on our business, financial condition, operating results and cash flows.

The COVID-19 pandemic has had significant impacts on economies around the world. Governments, public institutions, and other organizations around the world have taken, and may take additional or reimpose previous, emergency measures to combat COVID-19’s spread, including vaccination requirements, implementation of travel bans, stay-at-home orders, border closures, and closures of offices, factories, schools, public buildings and businesses. These measures may interfere with the ability of our employees, vendors, technology equipment suppliers, data and disaster recovery centers, and other service providers to perform their respective responsibilities and obligations relative to the conduct of our business. In addition to uncertain expenses and impacts to our business we may incur due to COVID-19 as part of us providing a safe and healthy work and trading environment, employees working remotely from different locations and in connection with our return to our offices, we may also be subject to claims from employees or customers alleging failure to maintain safe premises and restrictions with respect to protocols relating to COVID-19. Further, changes in trading behavior, impacts to trading behavior due to market disruptions, additional temporary suspensions of open outcry trading, temporary regulatory measures and other future developments caused by the effects of COVID-19, including a re-occurrence of cases and the emergence of variants, could impact trading volumes and the demand for our products, market data and services, which could have a material adverse effect on our business, financial condition, operating results and cash flows and could heighten many of the other risks described below.

The technology upon which we rely, including those of our service providers, may be vulnerable to security risks, cybersecurity risks, insider threats, unauthorized disclosure of confidential information, operational disruptions, and other risks and events that could harm our business.

The secure and reliable operation of our technology, including our computer systems and communications networks, and those of our service providers, market participants and other third-parties, is a critical element of our operations. These systems and networks may be subject to various cybersecurity incidents, improper or inadvertent access to or disclosure of confidential, commercially sensitive, or personally identifiable information, data theft, corruption or destruction, cyber-attack, ransomware, supply chain attack, denial of service attack, malware and other security problems, as well as acts of terrorism, attacks by threat actors including criminal groups, political activist groups and nation-state actors, natural disasters, human error, criminal insider activity, employee error, power loss, service provider, market participant or third-party disruptions or security breaches and other events that are beyond our control.  Our increased adoption of remote working, initially driven by the COVID-19 pandemic, usage of mobile- and cloud-based technologies and amount of newly acquired companies and related integrations may increase our risk for a cybersecurity incident. Moreover, given our position in the global financial services industry and as critical infrastructure, we may be more likely than other companies to be a direct target, or an indirect casualty, of such events.  While we have experienced in the past, and we expect to continue to experience, cybersecurity threats and events of varying degrees, we are not aware of any of these threats or events having a material impact on our business, financial condition or operating results to date, however we cannot assure you that we will not experience future threats or events that may be material.

We currently maintain policies, procedures and controls designed to reasonably protect the confidentiality, integrity, availability and reliability of our systems, networks and information more broadly, and to guard against cybersecurity incidents and unauthorized access. These policies, procedures and controls are subject to periodic monitoring, auditing, and evaluation practices, pursuant to our enterprise risk management program, which is supported by a three lines of defense approach, and our other governance practices. Further, we developed and maintain cybersecurity and data privacy training programs for our employees and our third-party consultants who have access to our systems, which includes simulations, tabletop exercises, and response readiness tests. Independent third-party cybersecurity penetration assessments are also routinely performed. Collectively, these safeguards and measures or those of our third-party providers, including any cloud technologies, may prove inadequate to prevent the attendant risk posed by cybersecurity incidents, subjecting us to contractual restrictions, liability and damages, loss of business, penalties, unfavorable publicity, and increased scrutiny by our regulators, and materially impacting our business, financial condition and operating results. We may be required to expend significant resources in the event of any real or threatened breaches in security or system failures, including to protect against threatened breaches, to alleviate harm caused by an actual breach, and to address any reputational harm or litigation or regulatory liability. Despite our cybersecurity measures, it is possible for security vulnerabilities or breaches to remain undetected for an extended period of time.  Such harms also could cause us to lose market participants, experience lower trading volume, and negatively impact our competitive advantage and business, financial condition and operating results.

Additionally, as threats continue to evolve and increase, and as the domestic and international regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, we may be required to devote significant additional resources to modify and enhance our security controls and to identify and remediate any security vulnerabilities, which could have an adverse effect on our business, financial condition and operating results.

Damage to our reputation could have a material adverse effect on our business, financial condition and operating results.

We believe one of our competitive strengths is our strong industry reputation. Various issues may give rise to reputational risk, including issues relating to:

●	the representation of our business in the media;
●	the quality and benefits of using our proprietary products, including the reliability, integrity and functionality of our transaction-based business and index calculations and the accuracy of our market data;
●	the ability to execute our business plan, key initiatives or new business ventures and the ability to keep up with changing customer demands and regulatory initiatives;
●	our regulatory compliance and our enforcement of compliance on our customers;
●	the accuracy of our financial statements and other financial and statistical information;
●	the quality of our corporate governance structure;
●	the quality of our disclosure controls and internal controls over financial reporting, including any failures in supervision;
●	the integrity and performance of our computer and communications systems;
●	security breaches, including any unauthorized delivery of proprietary data to third parties;
●	management of our outsourcing relationships, including our relationship with FINRA and NFA;
●	any misconduct or fraudulent activity by our employees, especially senior management, or other persons formerly or currently associated with us;
●	our listings business and our enforcement of our listing rules; and
●	any negative publicity surrounding the ETPs that we serve as the listing destination.

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

For example, in 2021, we purchased Chi-X Asia Pacific, an alternative markets operator and provider of innovative market solutions, and in 2020, we purchased Hanweck and the assets of FT Options, which are providers of risk analytics market data, the assets of Trade Alert, a real-time alerts and order flow analysis service provider, EuroCCP, an operator of a European clearinghouse, and MATCHNow, an operator of an equities ATS in Canada. At the end of 2020, we also purchased BIDS Trading, a registered broker-dealer and operator of the BIDS ATS in the U.S., which is not a registered national securities exchange or a facility thereof.

The process of integration, including in new geographies with new regulatory regimes, may expose us to a number of unforeseen risks and operating difficulties, including risks relating to information technology integration and security, regulatory issues and employee issues, and may divert the attention of management from the ongoing operation of our business and harm our reputation. We may not successfully achieve the integration objectives, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected, any of which could negatively impact our business, financial condition and operating results. However, the ATS operated by BIDS Trading is not a registered national securities exchange or a facility thereof, as such, Cboe intends to maintain the BIDS ATS as an independently managed and operated trading venue, separate from and not integrated with the Exchanges.

Risks Relating to Legal and Regulatory Matters

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

For example, as we announced on July 30, 2021, we recently discovered instances where the spot Cboe Volatility Index (“VIX Index”) calculation differs from the calculation described in the VIX White Paper, which details the formula used for deriving values related to the VIX. In certain instances, an index level was not produced at the applicable interval, resulting in the dissemination of the prior index value. We are investigating the degree of impact and the number of instances with respect to which the redissemination occurred. The calculation methodology used for the spot VIX Index is also used to calculate other spot volatility indices and therefore may impact them in a similar manner. Differences in the calculations of spot VIX Index values or our other spot volatility indices or the failure to implement any planned changes may result in the loss of perceived quality and integrity of our indices, loss of demand for our products, increased potential for investigations and enforcement proceedings, and increased exposure to third party claims and related litigation expenses, which could have a material adverse effect on our business, financial condition and operating results.

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

The table below shows the purchases of equity securities by the Company which settled during the three months ended June 30, 2021, reflecting the purchase of common stock under the Company's share repurchase program:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that May
			as Part of Publicly	Yet Be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or Programs
Period	Shares Purchased	Paid per Share	or Programs	(in millions)
April 1 to April 30, 2021	305,293	$101.43	305,293	$321.6
May 1 to May 31, 2021	26,080	103.17	26,080	318.9
June 1 to June 30, 2021	—	—	—	318.9
Total	331,373	$101.57	331,373

Purchase of common stock from employees

The table below reflects the acquisition of common stock by the Company in the three months ended June 30, 2021 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30, 2021	80	$100.32
May 1 to May 31, 2021	1,361	112.54
June 1 to June 30, 2021	—	—
Total	1,441

Use of Proceeds

None.

Item 3.       Defaults upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

Exhibit No.	Description

10.1

Amendment No. 2 to Term Loan Credit Agreement, dated as of June 25, 2021, by and among Cboe Global Markets, Inc., Bank of America, N.A., as administrative agent and initial lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on July 1, 2021.

10.2

Amendment and Restatement Agreement, dated July 1, 2021, by and among European Central Counterparty N.V., Cboe Global Markets, Inc., as guarantor, Bank of America Europe Designated Activity Company, as co-ordinator and facility agent and Citibank N.A., London Branch as security agent relating to a Facility Agreement originally dated July 1, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on July 2, 2021.

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
Date: July 30, 2021

By:	/s/ Brian N. Schell
Brian N. Schell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: July 30, 2021