Form 10-Q
period 2021-09-30
Cboe Global Markets, Inc.
filed 2021-10-29
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34774

Cboe Global Markets, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5446972
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

433 West Van Buren Street, Chicago, Illinois	60607
(Address of Principal Executive Offices)	(Zip Code)

(312) 786-5600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	CBOE	CboeBZX

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	October 22, 2021
Common Stock, par value $0.01 per share	106,642,977 shares

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

●	“Cboe,” “we,” “us,” “our” or “the Company” refers to Cboe Global Markets, Inc. and its subsidiaries.
●	“ADV” means average daily volume.
●	“ADNV” means average daily notional value.
●	“AFM” refers to the Netherlands Authority for the Financial Markets.
●	“ATS” refers to an alternative trading system.
●	“Bats Global Markets” and “Bats” refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
●	“BIDS Trading” refers to BIDS Trading, L.P., a wholly-owned subsidiary of Cboe Global Markets, Inc. The ATS operated by BIDS Trading is not a registered national securities exchange or a facility thereof.
●	“BYX” refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“C2” refers to Cboe C2 Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Chi-X Europe” refers to Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Europe Equities and Derivatives” refers to the combined businesses of Cboe Europe and Cboe NL.
●	“Cboe Europe” refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the UK operator of our Multilateral Trading Facility (“MTF”), our Regulated Market (“RM”), and our Approved Publication Arrangement (“APA”) under its Recognized Investment Exchange (“RIE”) status.
●	“Cboe FX” refers to Cboe FX Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe NL” refers to Cboe Europe BV, a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
●	“Cboe Options” refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe SEF” refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Swiss” refers to Cboe Switzerland GmbH, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Trading” refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United States.
●	“Chi-X Asia Pacific” refers to Chi-X Asia Pacific Holdings, Ltd., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFE” refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFTC” refers to the U.S. Commodity Futures Trading Commission.
●	“EDGA” refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“EDGX” refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“ESMA” refers to the European securities and Markets Authority.
●	“EuroCCP” refers to European Central Counterparty N.V., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Exchanges” refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.
●	“FASB” refers to the Financial Accounting Standards Board.
●	“FCA” refers to the UK Financial Conduct Authority.
●	“FINRA” refers to the Financial Industry Regulatory Authority.
●	“GAAP” refers to Generally Accepted Accounting Principles in the United States.
●	“IIROC” refers to the Investment Industry Regulatory Organization of Canada.
●	“MATCHNow” refers to TriAct Canada Marketplace LP, a wholly-owned subsidiary of Cboe Global Markets, Inc., the operator of our Canadian ATS called MATCHNow.
●	“Merger” refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
●	“OCC” refers to The Options Clearing Corporation.
●	“OPRA” refers to Options Price Reporting Authority, LLC.
●	“SEC” refers to the U.S. Securities and Exchange Commission.
●	“SPX” refers to our S&P 500 Index exchange-traded options products.
●	“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
●	“VIX” refers to our Cboe Volatility Index exchange traded options and futures products.

TRADEMARK AND OTHER INFORMATION

Cboe®, Cboe Global Markets®, Bats®, BIDS Trading®, BYX®, BZX®, Cboe Options Institute®, Cboe Vest®, Cboe Volatility Index®, CFE®, CHI-X®, EDGA®, EDGX®, EuroCCP®, Hybrid®, LiveVol®, MATCHNow®, Silexx® and VIX® are registered trademarks, and Cboe Futures ExchangeSM, C2SM, f(t)optionsSM, HanweckSM, and Trade AlertSM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.

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

Some factors that could cause actual results to differ include:

●	the impact of the novel coronavirus (“COVID-19”) pandemic, including changes to trading behavior broadly in the market;
●	the loss of our right to exclusively list and trade certain index options and futures products;
●	economic, political and market conditions;
●	compliance with legal and regulatory obligations;
●	price competition and consolidation in our industry;
●	decreases in trading or clearing volumes, market data fees or a shift in the mix of products traded on our exchanges;
●	legislative or regulatory changes or changes in tax regimes;
●	our ability to protect our systems and communication networks from security risks, cybersecurity risks, insider threats and unauthorized disclosure of confidential information;
●	increasing competition by foreign and domestic entities;
●	our dependence on and exposure to risk from third parties;
●	fluctuations to currency exchange rates;
●	factors that impact the quality and integrity of our indices;
●	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
●	our ability to attract and retain skilled management and other personnel;
●	our ability to minimize the risks, including our credit and default risks, associated with operating a European clearinghouse;
●	our ability to accommodate trading and clearing volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;
●	misconduct by those who use our markets or our products or for whom we clear transactions;
●	challenges to our use of open source software code;
●	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;
●	our ability to maintain BIDS Trading as an independently managed and operated trading venue, separate from and not integrated with our registered national securities exchanges;
●	damage to our reputation;
●	the ability of our compliance and risk management methods to effectively monitor and manage our risks;
●	our ability to manage our growth and strategic acquisitions or alliances effectively;
●	restrictions imposed by our debt obligations and our ability to make payments on or refinance our debt obligations;
●	our ability to maintain an investment grade credit rating;

●	impairment of our goodwill, long-lived assets, investments or intangible assets; and
●	the accuracy of our estimates and expectations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except par value data and share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$392.4	$245.4
Financial investments	26.7	92.4
Accounts receivable, net of $1.3 allowance for credit losses at September 30, 2021 and $0.6 at December 31, 2020	324.2	337.3
Margin deposits and clearing funds	1,665.6	812.1
Income taxes receivable	48.3	53.1
Other current assets	41.6	26.5
Total current assets	2,498.8	1,566.8

Investments	36.0	42.7
Land	2.3	—
Property and equipment, net	102.4	82.6
Property held for sale	—	13.0
Operating lease right of use assets	114.1	111.0
Goodwill	3,024.7	2,895.1
Intangible assets, net	1,701.0	1,729.0
Other assets, net	103.4	76.3
Total assets	$7,582.7	$6,516.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$259.6	$250.0
Section 31 fees payable	9.7	152.9
Deferred revenue	13.9	10.2
Margin deposits and clearing funds	1,665.6	812.1
Income taxes payable	5.7	4.2
Current portion of long-term debt	—	68.7
Current portion of contingent consideration liabilities	63.2	15.2
Total current liabilities	2,017.7	1,313.3

Long-term debt	1,298.9	1,135.2
Unrecognized tax benefits	196.8	164.7
Deferred income taxes	393.9	377.6
Non-current operating lease liabilities	132.9	132.1
Contingent consideration liabilities	12.0	17.5
Other non-current liabilities	33.5	27.2
Total liabilities	4,085.7	3,167.6
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 126,226,121 and 106,642,977 shares issued and outstanding, respectively at September 30, 2021 and 125,998,967 and 107,299,933 shares issued and outstanding, respectively at December 31, 2020	1.3	1.2
Common stock in treasury, at cost, 19,583,144 shares at September 30, 2021 and 18,699,034 shares at December 31, 2020	(1,337.7)	(1,250.4)
Additional paid-in capital	2,736.3	2,713.3
Retained earnings	2,031.1	1,809.8
Accumulated other comprehensive income, net	66.0	75.0
Total stockholders’ equity	3,497.0	3,348.9
Total liabilities and stockholders’ equity	$7,582.7	$6,516.5

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Transaction and clearing fees	$632.9	$545.5	$2,014.3	$1,825.3
Access and capacity fees	72.8	60.6	206.3	174.0
Market data fees	62.0	59.5	188.6	174.4
Regulatory fees	34.6	113.8	173.0	379.3
Other revenue	14.5	13.3	46.2	29.9
Total revenues	816.8	792.7	2,628.4	2,582.9
Cost of revenues:
Liquidity payments	375.3	359.4	1,255.0	1,167.4
Routing and clearing	19.0	14.9	66.0	48.6
Section 31 fees	27.9	105.4	148.6	351.8
Royalty fees	22.0	17.6	62.6	64.4
Other	3.1	3.4	10.6	3.5
Total cost of revenues	447.3	500.7	1,542.8	1,635.7
Revenues less cost of revenues	369.5	292.0	1,085.6	947.2
Operating expenses:
Compensation and benefits	74.0	59.2	214.0	167.4
Depreciation and amortization	42.8	39.5	125.4	118.0
Technology support services	16.7	15.1	50.1	39.5
Professional fees and outside services	24.0	15.8	62.0	43.0
Travel and promotional expenses	2.3	1.2	5.8	4.2
Facilities costs	5.8	4.5	16.5	12.7
Acquisition-related costs	6.7	6.2	11.9	16.4
Other expenses	6.5	11.2	14.6	18.6
Total operating expenses	178.8	152.7	500.3	419.8
Operating income	190.7	139.3	585.3	527.4
Non-operating (expenses) income:
Interest expense, net	(11.7)	(9.5)	(36.3)	(24.1)
Other (expense) income, net	(5.2)	33.6	(3.1)	34.2
Income before income tax provision	173.8	163.4	545.9	537.5
Income tax provision	53.4	53.5	182.8	156.6
Net income	120.4	109.9	363.1	380.9
Net income allocated to participating securities	(0.4)	(0.3)	(1.1)	(1.0)
Net income allocated to common stockholders	$120.0	$109.6	$362.0	$379.9
Basic earnings per share	$1.12	$1.01	$3.38	$3.47
Diluted earnings per share	$1.12	$1.01	$3.38	$3.46

Basic weighted average shares outstanding	106.8	108.7	107.0	109.5
Diluted weighted average shares outstanding	107.0	108.8	107.2	109.8

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$120.4	$109.9	$363.1	$380.9
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	(19.7)	31.6	(8.9)	(9.4)
Unrealized holding losses on financial investments	—	—	—	(0.3)
Post-retirement benefit obligations	(0.1)	—	(0.1)	1.1
Comprehensive income	100.6	141.5	354.1	372.3
Comprehensive income allocated to participating securities	(0.4)	(0.3)	(1.1)	(1.0)
Comprehensive income allocated to common stockholders, net of income tax	$100.2	$141.2	$353.0	$371.3

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine months ended September 30, 2021 and September 30, 2020

(unaudited)

(in millions, except per share amounts)

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	income, net	equity
Balance at December 31, 2020	$—	$1.2	$(1,250.4)	$2,713.3	$1,809.8	$75.0	$3,348.9
Cash dividends on common stock of $0.42 per share	—	—	—	—	(45.3)	—	(45.3)
Stock-based compensation	—	0.1	—	11.7	—	—	11.8
Repurchases of common stock from employee stock plans	—	—	(5.7)	—	—	—	(5.7)
Purchase of common stock	—	—	(47.6)	—	—	—	(47.6)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	137.2	—	137.2
Other comprehensive income	—	—	—	—	—	4.8	4.8
Balance at March 31, 2021	$—	$1.3	$(1,303.7)	$2,725.1	$1,901.7	$79.8	$3,404.2
Cash dividends on common stock of $0.42 per share	—	—	—	—	(45.0)	—	(45.0)
Stock-based compensation	—	—	—	5.5	—	—	5.5
Repurchases of common stock from employee stock plans	—	—	(0.1)	—	—	—	(0.1)
Purchase of common stock	—	—	(33.7)	—	—	—	(33.7)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	105.5	—	105.5
Other comprehensive income	—	—	—	—	—	6.0	6.0
Balance at June 30, 2021	$—	$1.3	$(1,337.5)	$2,730.7	$1,962.2	$85.8	$3,442.5
Cash dividends on common stock of $0.48 per share	—	—	—	—	(51.5)	—	(51.5)
Stock-based compensation	—	—		5.5	—	—	5.5
Repurchases of common stock from employee stock plans	—	—	(0.2)	—	—	—	(0.2)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	120.4	—	120.4
Other comprehensive loss	—	—	—	—	—	(19.8)	(19.8)
Balance at September 30, 2021	$—	$1.3	$(1,337.7)	$2,736.3	$2,031.1	$66.0	$3,497.0

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

(unaudited)

(in millions, except per share amounts)

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	income (loss), net	equity
Balance at December 31, 2019	$—	$1.2	$(887.1)	$2,691.3	$1,512.6	$37.6	$3,355.6
Transition adjustment for adoption of Current Expected Credit Losses standard at January 1, 2020	—	—	—	—	(0.4)	—	(0.4)
Cash dividends on common stock of $0.36 per share	—	—	—	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	—	8.3	—	—	8.3
Repurchases of common stock from employee stock plans	—	—	(13.9)	—	—	—	(13.9)
Purchase of common stock	—	—	(119.5)	—	—	—	(119.5)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	157.4	—	157.4
Other comprehensive loss	—	—	—	—	—	(37.5)	(37.5)
Balance at March 31, 2020	$—	$1.2	$(1,020.5)	$2,699.7	$1,629.6	$0.1	$3,310.1
Cash dividends on common stock of $0.36 per share	—	—	—	—	(39.5)	—	(39.5)
Stock-based compensation	—	—	—	4.6	—	—	4.6
Exercise of common stock options	—	—	—	0.2	—	—	0.2
Repurchases of common stock from employee stock plans	—	—	(0.2)	—	—	—	(0.2)
Purchase of common stock	—	—	(99.8)	—	—	—	(99.8)
Net income	—	—	—	—	113.6	—	113.6
Other comprehensive loss	—	—	—	—	—	(2.7)	(2.7)
Balance at June 30, 2020	$—	$1.2	$(1,120.5)	$2,704.5	$1,703.7	$(2.6)	$3,286.3
Cash dividends on common stock of $0.42 per share	—	—	—	—	(45.8)	—	(45.8)
Stock-based compensation	—	—	—	4.4	—	—	4.4
Repurchases of common stock from employee stock plans	—	—	(0.1)	—	—	—	(0.1)
Purchase of common stock	—	—	(41.8)	—	—	—	(41.8)
Net income	—	—	—	—	109.9	—	109.9
Other comprehensive income	—	—	—	—	—	31.6	31.6
Balance at September 30, 2020	$—	$1.2	$(1,162.4)	$2,708.9	$1,767.8	$29.0	$3,344.5

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$363.1	$380.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125.4	118.0
Amortization of debt issuance cost and debt discount	1.8	1.5
Realized gain on available-for-sale financial investments	—	(0.4)
Provision for accounts receivable credit losses	0.8	0.1
Provision for deferred income taxes	17.5	(8.8)
Provision for notes receivable credit losses	—	6.7
Stock-based compensation expense	22.7	17.3
Impairment of property held for sale	—	8.1
Impairment of investments	5.6	4.1
Equity earnings in investments	0.4	(0.9)
Bargain purchase gain	—	(32.6)
Changes in assets and liabilities:
Accounts receivable	14.5	(43.3)
Restricted cash and cash equivalents (margin deposits and clearing funds)	853.5	771.9
Restricted cash and cash equivalents (included in other current assets)	4.4	—
Income taxes receivable	4.8	0.2
Other current assets	(14.2)	(5.9)
Other assets	(24.6)	(17.2)
Accounts payable and accrued liabilities	8.9	21.4
Section 31 fees payable	(143.2)	(59.4)
Deferred revenue	3.7	7.9
Income taxes payable	1.4	(1.5)
Unrecognized tax benefits	32.2	21.4
Other liabilities	6.7	(0.1)
Net cash provided by operating activities	1,285.4	1,189.4
Cash flows from investing activities:
Acquisitions, net of cash acquired	(167.3)	(103.3)
Proceeds from acquisition-related escrow	0.5	—
Purchases of available-for-sale financial investments	(92.6)	(154.9)
Proceeds from maturities of available-for-sale financial investments	160.2	202.5
Contributions to investments	—	(11.7)
Purchases of property and equipment and leasehold improvements	(37.3)	(37.2)
Net cash used in investing activities	(136.5)	(104.6)
Cash flows from financing activities:
Principal payments of current portion of long-term debt	(20.0)	—
Proceeds from term loan	110.0	70.0
Cash dividends on common stock	(141.8)	(125.3)
Repurchases of common stock from employee stock plans	(6.0)	(14.2)
Exercise of common stock options	—	0.2
Payment of contingent consideration from acquisition	(7.1)	(2.2)
Shares issued under employee stock purchase plan	(0.3)	—
Purchase of common stock	(81.3)	(261.1)
Net cash used in financing activities	(146.5)	(332.6)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	2.5	3.1
Increase in cash, cash equivalents, and restricted cash and cash equivalents	1,004.9	755.3
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,057.5	229.3
End of period	$2,062.4	$984.6
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	392.4	212.7
Restricted cash and cash equivalents (margin deposits and clearing funds)	1,665.6	771.9
Restricted cash and cash equivalents (included in other current assets)	4.4	—
Total	$2,062.4	$984.6
Supplemental disclosure of cash transactions:
Cash paid for income taxes	$144.4	$145.4
Cash paid for interest	24.6	27.3
Supplemental disclosure of noncash investing activities:
Accounts receivable acquired	$3.5	$6.4
Income taxes receivable acquired	—	1.6
Other current assets acquired	1.1	4.8
Goodwill acquired	134.0	105.9
Intangible assets acquired	73.8	91.3
Property and equipment, net acquired	3.2	3.5
Other assets, net acquired	0.5	—
Accounts payable and accrued expenses assumed	(1.8)	(14.7)
Income taxes payable assumed	(0.1)	(0.9)
Deferred revenue acquired	—	(1.3)
Contingent consideration related to acquisitions	(49.6)	(37.9)
Deferred income taxes acquired	—	(7.3)

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

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest stock exchanges by value traded in Europe, and owns EuroCCP, a leading pan-European equities and derivatives clearinghouse, BIDS Trading, a leading block-trading ATS by volume in the U.S., MATCHNow, a leading equities ATS in Canada, and Chi-X Asia Pacific, a holding company of alternative market operators and providers of innovative market solutions. Cboe also is a leading market globally for exchange-traded products (“ETPs”) listings and trading.

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

Segment information

The Company has five business segments: Options, North American Equities, Futures, Europe and Asia Pacific (formerly Europe), and Global FX, which is reflective of how the Company’s chief operating decision-maker reviews and operates the business. See Note 14 (“Segment Reporting”) for more information.

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

Recent Accounting Pronouncements - Issued, not yet Adopted

There are no applicable material accounting pronouncements that have been issued but are not yet adopted as of September 30, 2021.

2.   REVENUE RECOGNITION

The Company’s main types of revenue contracts are:

●	Transaction and clearing fees - Transaction fees represent fees charged by the Company for meeting the point-in-time performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees are recognized across all segments. Clearing fees, which include settlement fees, represent fees charged by the Company for meeting the point-in-time performance obligation for transactions cleared and settled by EuroCCP. Clearing fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Clearing fees are recognized in the Europe and Asia Pacific segment. Transaction and clearing fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules.
●	Access and capacity fees - Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. Facilities, systems services and other fees are generally monthly fee-based. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligations are met. All access and capacity fees associated with the trading floor are recognized over time in the Options segment, as the performance obligations are met.
●	Market data fees - Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the Exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data to meet its performance obligation. U.S. tape plan market data is recognized in the North American Equities and Options segments. Proprietary market data fees are recognized across all segments.
●	Regulatory fees - There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC for meeting the point-in-time performance obligation of executing a trade on its markets. The fees charged to customers are based on the fee set by the SEC per notional value of U.S. Equities exchange transactions and per round turn of Options transactions executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the North American Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principal in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) which supports the Company’s regulatory oversight function in the Options segment, along with other miscellaneous regulatory fees, and neither can be used for non-regulatory purposes. The ORF and miscellaneous fees are recognized when the performance obligation is fulfilled.
●	Other revenue - Other revenue primarily includes revenue from various licensing agreements, interest income from clearing operations, all fees related to the trade reporting facility operated in the Europe and Asia Pacific segment, listing fees, and revenue associated with advertisements through the Company’s websites.

All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers, with the exception of interest income from clearing operations. The following table depicts the disaggregation of revenue according to segment (in millions):

		North		Europe		Corporate
		American		and Asia	Global	Items and
	Options	Equities	Futures	Pacific	FX	Eliminations	Total
Three Months Ended September 30, 2021
Transaction and clearing fees	$308.4	$253.2	$23.2	$36.2	$11.9	$—	$632.9
Access and capacity fees	31.0	25.2	4.9	9.4	2.3	—	72.8
Market data fees	20.9	31.8	1.7	7.3	0.3	—	62.0
Regulatory fees	9.3	25.3	—	—	—	—	34.6
Other revenue	4.7	0.8	—	9.0	—	—	14.5
	$374.3	$336.3	$29.8	$61.9	$14.5	$—	$816.8
Timing of revenue recognition
Services transferred at a point in time	$322.4	$279.3	$23.2	$45.2	$11.9	$—	$682.0
Services transferred over time	51.9	57.0	6.6	16.7	2.6	—	134.8
	$374.3	$336.3	$29.8	$61.9	$14.5	$—	$816.8

Three Months Ended September 30, 2020
Transaction and clearing fees	$241.4	$253.0	$16.8	$23.4	$10.9	$—	$545.5
Access and capacity fees	27.5	21.2	4.4	5.4	2.1	—	60.6
Market data fees	19.8	34.3	1.7	3.5	0.2	—	59.5
Regulatory fees	19.7	94.1	—	—	—	—	113.8
Other revenue	4.4	1.0	1.1	6.8	—	—	13.3
	$312.8	$403.6	$24.0	$39.1	$13.2	$—	$792.7
Timing of revenue recognition
Services transferred at a point in time	$265.5	$348.1	$17.9	$30.2	$10.9	$—	$672.6
Services transferred over time	47.3	55.5	6.1	8.9	2.3	—	120.1
	$312.8	$403.6	$24.0	$39.1	$13.2	$—	$792.7

		North		Europe		Corporate
		American		and Asia	Global	Items and
	Options	Equities	Futures	Pacific	FX	Eliminations	Total
Nine Months Ended September 30, 2021
Transaction and clearing fees	$900.3	$903.0	$71.0	$104.2	$35.8	$—	$2,014.3
Access and capacity fees	90.0	72.4	13.6	23.7	6.6	—	206.3
Market data fees	62.4	104.1	5.0	16.4	0.7	—	188.6
Regulatory fees	39.1	133.8	0.1	—	—	—	173.0
Other revenue	14.9	2.5	—	28.5	—	0.3	46.2
	$1,106.7	$1,215.8	$89.7	$172.8	$43.1	$0.3	$2,628.4
Timing of revenue recognition
Services transferred at a point in time	$954.3	$1,039.3	$71.1	$132.7	$35.8	$0.3	$2,233.5
Services transferred over time	152.4	176.5	18.6	40.1	7.3	—	394.9
	$1,106.7	$1,215.8	$89.7	$172.8	$43.1	$0.3	$2,628.4

Nine Months Ended September 30, 2020
Transaction and clearing fees	$776.4	$882.1	$68.5	$60.9	$37.4	$—	$1,825.3
Access and capacity fees	78.6	62.1	12.5	15.0	5.8	—	174.0
Market data fees	54.8	104.1	5.0	9.9	0.6	—	174.4
Regulatory fees	63.0	316.3	—	—	—	—	379.3
Other revenue	14.1	3.2	1.1	11.5	—	—	29.9
	$986.9	$1,367.8	$87.1	$97.3	$43.8	$—	$2,582.9
Timing of revenue recognition
Services transferred at a point in time	$853.5	$1,201.6	$69.6	$72.4	$37.4	$—	$2,234.5
Services transferred over time	133.4	166.2	17.5	24.9	6.4	—	348.4
	$986.9	$1,367.8	$87.1	$97.3	$43.8	$—	$2,582.9

Contract liabilities as of September 30, 2021 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at January 1, 2021	Cash Additions	Revenue Recognized	Balance at September 30, 2021
Liquidity provider sliding scale (1)	$—	$7.2	$(5.4)	$1.8
Other, net	10.2	11.3	(9.2)	12.3
Total deferred revenue	$10.2	$18.5	$(14.6)	$14.1
(1)	Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

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

On July 1, 2020, the Company completed the acquisition of the remaining 80% interest in EuroCCP, a pan-European equities clearinghouse, which is included in the Company’s Europe and Asia Pacific segment. Of the acquisition’s purchase price of the remaining interest, $32.3 million was allocated to intangible assets and $56.0 million was allocated to working capital upon consolidation. Prior to signing the agreement to acquire the remaining 80% of EuroCCP, the Company agreed on the purchase price with the other shareholders, as they were looking to liquidate their investments in EuroCCP. That agreement gave way to a $32.6 million bargain purchase gain, which was included in other non-operating (expense) income, net in the condensed consolidated statement of income in the third quarter of 2020. These amounts represent the allocation of the purchase price. In connection with the acquisition, EuroCCP put in place a committed revolving credit facility of up to €1.5 billion, see Note 10 (“Debt”) for more information. See below for further discussion of intangible assets acquired.

On December 31, 2020, the Company purchased BIDS Holdings (“BIDS”). BIDS Holdings owns BIDS Trading, LP, a registered broker-dealer and the operator of the BIDS ATS, the largest block-trading ATS by volume in the U.S. The ATS operated by BIDS is not a registered national securities exchange or a facility thereof. The acquisition of BIDS provided the Company with a foothold in the off-exchange segment of the U.S. equities market, which allowed the Company’s presence in the North American Equities segment to expand. Of the acquisition’s purchase price, $100.0 million was allocated to goodwill, $156.4 million was allocated to intangible assets, and $23.3 million was allocated to working capital. These amounts represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. See below for further discussion of intangible assets acquired.

On July 1, 2021, the Company purchased Chi-X Asia Pacific. Chi-X Asia Pacific is a holding company of alternative market operators and providers of market solutions, which is included in the Company’s Europe and Asia Pacific segment. The acquisition of Chi-X Asia Pacific provided the Company with a single point of entry into two key capital markets, Australia and Japan, to help enable it to expand its global equities and market data business into Asia Pacific, bring other products and services to the region, and further expand access to its proprietary product suite in the region. Of the acquisition’s purchase price, $134.0 million was allocated to goodwill, $73.8 million was allocated to intangible assets, $25.3 million was allocated to working capital, and $49.6 million in contingent consideration, which is earned based on developmental milestones of the acquired business. These amounts represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. See below for further discussion of intangible assets acquired.

The following table presents the details of intangible assets at the dates of acquisition (in millions, except as stated). All acquired intangible assets with finite lives are amortized using the straight-line method.

	Hanweck	Useful Life (Years)	FT Options	Useful Life (Years)	Trade Alert	Useful Life (Years)	EuroCCP	Useful Life (Years)	MATCHNow	Useful Life (Years)	BIDS	Useful Life (Years)	Chi-X Asia Pacific	Useful Life (Years)
Trading registrations and licenses	$—		$—		$—		$28.1	Indefinite	$18.4	Indefinite	$—		$6.2	Indefinite
Customer relationships	4.9	13	2.2	13	0.7	13	—		17.4	15	137.0	17	60.1	30
Technology	2.1	4	0.9	4	0.3	4	3.6	6	0.7	7	17.8	11	7.5	2
Trademarks and tradenames	7.0	10	3.2	10	1.0	10	0.6	10	0.2	2	1.6	10	—
Total identifiable intangible assets	$14.0		$6.3		$2.0		$32.3		$36.7		$156.4		$73.8

Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company expensed $6.7 million of acquisition-related costs during the three months ended September 30, 2021, all of which related to professional fees and other expenses. The Company expensed $6.2 million of acquisition-related costs during the three months ended September 30, 2020, all of which related to professional fees and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

The Company expensed $11.9 million of acquisition-related costs during the nine months ended September 30, 2021, which primarily included $11.3 million of professional fees and other expenses and $0.6 million of impairment charges related to investments. The Company expensed $16.4 million of acquisition-related costs during the nine months ended September 30, 2020 that primarily included $8.3 million of professional fees and other expenses and $8.1 of impairment charges related to facilities. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

4.   INVESTMENTS

As of September 30, 2021 and December 31, 2020, the Company’s investments were comprised of the following (in millions):

	September 30,	December 31,
	2021	2020
Equity method investments:
Investment in Signal Trading Systems, LLC	$—	$2.0
Total equity method investments	—	2.0

Other equity investments:
Investment in Eris Exchange Holdings, LLC	20.0	20.0
Investment in American Financial Exchange, LLC	10.6	10.6
Investment in Cboe Vest Financial Group, Inc.	2.9	2.9
Investment in Eris Digital Holdings, LLC	1.2	0.8
Investment in OCC	0.3	0.3
Other equity investments	1.0	6.1
Total other equity investments	36.0	40.7

Total investments	$36.0	$42.7

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

Other Equity Investments

The carrying amount of other equity investments is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the measurement alternative given the absence of readily determinable fair values for the respective investments and due to the Company’s inability to exercise significant influence over the investments based upon the respective ownership interests held. As of September 30, 2021, other equity investments primarily reflect a 20% investment in OCC and minority investments in Eris Exchange Holdings, LLC, American Financial Exchange, LLC, and Cboe Vest Financial Group, Inc.

On September 21, 2021, CurveGlobal Limited (“CurveGlobal”), a minority investment of the Company included within other equity investments, announced plans to wind down the company in January 2022. The Company concluded that the remaining investment in CurveGlobal had no future economic value, and thus, wrote off the investment as of September 30, 2021. The loss related to the write-off was included within other (expense) income, net in the condensed consolidated statements of income.

As announced on October 20, 2021, the Company plans to acquire the remaining interest in Eris Digital Holdings, LLC. The closing of the transaction is subject to regulatory review and other customary closing conditions. As a result, the timing of the closing is uncertain, but the Company presently anticipates a closing in the first half of 2022. See Item 2 (“Management’s Discussion and Analysis”) for more information.

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Construction in progress	$11.8	$2.0
Building	68.8	—
Furniture and equipment	252.4	227.1
Total property and equipment	333.0	229.1
Less accumulated depreciation	(230.6)	(146.5)
Property and equipment, net	$102.4	$82.6

Depreciation expense using the straight-line method was $9.2 million and $6.9 million for the three months ended September 30, 2021 and 2020, respectively, and $24.8 million and $19.3 million for the nine months ended September 30, 2021 and 2020, respectively.

As a result of the Merger, there was a reduction in employee workspace needed in Chicago, which led to the decision to market for sale the headquarters location. The Company classified the associated land, building, and certain furniture and equipment of the headquarters location as held for sale, performed an impairment assessment, and ceased depreciation effective May 1, 2019, as the Company anticipated selling the property held for sale in less than twelve months. As of September 30, 2021, the headquarters location remains on the market for sale and management’s intent to sell the property is unchanged. However, due to the time elapsed since active marketing for sale of the building commenced, the Company has reclassified the property to held and used, effective May 1, 2021, and the building was once again subject to depreciation. The total value of the property classified as property held and used was $12.2 million, which includes $2.3 million of land and $9.9 million of property and equipment, net on the condensed consolidated balance sheet as of September 30, 2021. As a result of the headquarters classification as held for sale during the second quarter of 2020, an impairment assessment was performed and an additional impairment charge of $8.1 million was recorded in acquisition related costs within the Options segment in the accompanying condensed consolidated statements of income.

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

The following represents the changes in allowance for credit losses during the nine months ended September 30, 2021 (in millions):

	Balance at January 1, 2021	Current period provision for expected credit losses	Write-offs charged against the allowance	Recoveries collected	Balance at September 30, 2021
Allowance for notes receivable credit losses	$30.1	$—	$—	$—	$30.1
Allowance for accounts receivable credit losses	0.6	0.9	(0.2)	—	1.3
Total allowance for credit losses	$30.7	$0.9	$(0.2)	$—	$31.4

7.   OTHER ASSETS, NET

Other assets, net consisted of the following as of September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Software development work in progress	$10.2	$8.4
Data processing software	97.6	92.6
Less accumulated depreciation and amortization	(68.8)	(63.5)
Data processing software, net	39.0	37.5
Other assets (1)	64.4	38.8
Other assets, net	$103.4	$76.3
(1)	At September 30, 2021 and December 31, 2020, the majority of the balance included long-term prepaid assets and notes receivable. See Note 6 (“Credit Losses”) for more information on the notes receivable included within other assets, net on the condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the notes receivable, net balance was $56.4 million and $32.6 million, respectively.

Amortization expense related to data processing software was $1.8 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $5.3 million and $5.2 million for the nine months ended September 30, 2021 and 2020, respectively.

8.   GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents the details of goodwill by segment (in millions):

		North American	Europe and
	Options	Equities	Asia Pacific	Global FX	Total
Balance as of December 31, 2020	$305.8	$1,877.3	$444.8	$267.2	$2,895.1
Adjustment	—	(0.5)	—	—	(0.5)
Additions	—	—	134.0	—	134.0
Changes in foreign currency exchange rates	—	0.1	(4.0)	—	(3.9)
Balance as of September 30, 2021	$305.8	$1,876.9	$574.8	$267.2	$3,024.7

Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, and Global FX. No goodwill has been allocated to Futures. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.

The following table presents the details of the intangible assets (in millions):

		North American	Europe and
	Options	Equities	Asia Pacific	Global FX	Total
Balance as of December 31, 2020	$173.4	$1,055.5	$386.8	$113.3	$1,729.0
Additions	—	—	73.8	—	73.8
Amortization	(10.8)	(48.6)	(19.5)	(16.4)	(95.3)
Changes in foreign currency exchange rates	—	0.2	(6.7)	—	(6.5)
Balance as of September 30, 2021	$162.6	$1,007.1	$434.4	$96.9	$1,701.0

For the three months ended September 30, 2021 and 2020, amortization expense was $31.8 million and $30.9 million, respectively. For the nine months ended September 30, 2021 and 2020, amortization expense was $95.3 million and $93.5 million, respectively. The estimated future amortization expense is $31.6 million for the remainder of 2021, $116.1 million for 2022, $103.0 million for 2023, $79.5 million for 2024, and $68.9 million for 2025.

The following tables present the categories of intangible assets as of September 30, 2021 and December 31, 2020 (in millions, except as stated):

	September 30, 2021				Weighted
		North	Europe		Average
		American	and Asia		Amortization
	Options	Equities	Pacific	Global FX	Period (in years)
Trading registrations and licenses	$95.5	$592.0	$221.1	$—	Indefinite
Customer relationships	46.6	378.3	232.9	140.0	17
Market data customer relationships	53.6	322.0	65.0	64.4	11
Technology	28.1	41.1	35.6	22.5	5
Trademarks and tradenames	12.9	7.8	2.5	1.2	8
Accumulated amortization	(74.1)	(334.1)	(122.7)	(131.2)
	$162.6	$1,007.1	$434.4	$96.9

	December 31, 2020				Weighted
		North	Europe		Average
		American	and Asia		Amortization
	Options	Equities	Pacific	Global FX	Period (in years)
Trading registrations and licenses	$95.5	$592.0	$219.3	$—	Indefinite
Customer relationships	46.6	378.3	175.7	140.0	16
Market data customer relationships	53.6	322.0	65.9	64.4	11
Technology	28.1	41.1	28.6	22.5	5
Trademarks and tradenames	12.9	7.8	2.6	1.2	9
Accumulated amortization	(63.3)	(285.7)	(105.3)	(114.8)
	$173.4	$1,055.5	$386.8	$113.3

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Compensation and benefit-related liabilities	$46.5	$49.1
Termination benefits	0.2	0.5
Royalties	21.3	17.2
Accrued liabilities	66.2	55.5
Rebates payable	91.8	85.1
Marketing fee payable	14.9	14.1
Accounts payable	18.7	28.5
Total accounts payable and accrued liabilities	$259.6	$250.0

10.  DEBT

The Company’s debt consisted of the following as of September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Term Loan Agreement due December 2023, floating rate	$159.4	$68.7
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	493.1	489.3
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	646.4	645.9
Revolving Credit Agreement	—	—
EuroCCP Credit Facility	—	—
Total debt	$1,298.9	$1,203.9

As described below in further detail, on June 25, 2021, the Company further amended the Term Loan Agreement (as defined below) to extend the maturity date from December 15, 2021 to December 15, 2023 and to allow for an additional draw of $110 million, which the Company borrowed on June 25, 2021 in order to fund a portion of the acquisition of Chi-X Asia Pacific.

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

On May 29, 2020, the Company amended the Term Loan Agreement to, among other items, (i) permit liens on assets of the EuroCCP settlement and clearing business that secures indebtedness incurred in support of its settlement and clearing activities, and permit the Company’s subsidiaries to incur such indebtedness, provided that such amounts are repaid within 35 days; and (ii) provide that LIBOR, as used in the Term Loan Agreement, may be succeeded by one or more secured overnight financing rates (“SOFR”) published by the Federal Reserve Bank of New York or another alternate benchmark rate giving due consideration to any evolving or then-existing convention for similar agreements.

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

The Term Loan Agreement, which matures on December 15, 2023, contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default, including cross-defaults from the Company’s other indebtedness, and indemnification provisions in favor of the lenders thereunder. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00. At September 30, 2021, the Company was in compliance with these covenants.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the 3.650% Senior Notes and the 1.625% Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the 3.650% Senior Notes and the 1.625% Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At September 30, 2021, the Company was in compliance with these covenants.

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

The Revolving Credit Agreement provides for a senior unsecured $250 million three-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $100 million, for a total of $350 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of September 30, 2021, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of September 30, 2021, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at September 30, 2021, $250 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on December 21, 2023, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the Revolving Lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Revolving Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.00 to 1.00 for four consecutive fiscal quarters. At September 30, 2021, the Company was in compliance with these covenants.

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

Borrowings under the Facility are secured by cash, eligible government bonds and eligible equity assets deposited by EuroCCP into secured accounts. In addition, EuroCCP must ensure that at all times the aggregate of (a) each clearing participant’s contribution to the relevant clearing fund, (b) each clearing participant’s margin amount and (c) any cash equities purchased using the proceeds of the assets described in (a) and (b), less the amount of any such clearing participant contribution, margin amount or cash equities which have been transferred to (or secured in favor of) any provider of settlement or custody services to EuroCCP, is not less than €500 million. As of September 30, 2021, no borrowings were outstanding under the Facility. Accordingly, at September 30, 2021, €1.5 billion of borrowing capacity was available for the purposes permitted by the Facility.

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

The Facility contains customary representations, warranties and covenants for facilities of its type, including events of default of the Company and EuroCCP and indemnification provisions in favor of the Lenders. In particular, the covenants include restrictions regarding the incurrence of liens by EuroCCP and its subsidiaries, and an event of default will be triggered if EuroCCP ceases its business, subject to certain exceptions in each case. There is also a requirement for the net worth of (a) the Company to be no less than $1.75 billion on the date of each drawdown and delivery of compliance certificates and (b) EuroCCP to be the higher of €24 million and any such amount required for EuroCCP to meet minimum liquidity regulations under applicable regulation at all times. At September 30, 2021, the Company and EuroCCP were in compliance with these covenants.

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

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the Senior Notes as of September 30, 2021 are as follows (in millions):

Remainder of 2021	$—
2022	—
2023	160.0
2024	—
2025	—
Thereafter	1,150.0
Principal amounts repayable	1,310.0
Debt issuance cost	(5.3)
Unamortized discounts on notes	(5.8)
Total debt outstanding	$1,298.9

Interest expense recognized on the Term Loan Agreement, the Senior Notes, and the Revolving Credit Agreement is included in interest expense, net in the condensed consolidated statements of income. The Company is also obligated to pay commitment fees under the terms of the Facility and Revolving Credit Agreement which are also included in interest expense, net. Interest expense, net recognized in the condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Components of interest expense:
Contractual interest	$11.3	$6.8	$34.7	$21.2
Amortization of debt discount and issuance costs	0.4	2.8	1.8	3.8
Interest expense	$11.7	$9.6	$36.5	$25.0
Interest income	—	(0.1)	(0.2)	(0.9)
Interest expense, net	$11.7	$9.5	$36.3	$24.1

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME, NET

The following represents the changes in accumulated other comprehensive income, net by component (in millions):

	Foreign			Total Accumulated
	Currency	Unrealized		Other
	Translation	Investment	Post-Retirement	Comprehensive
	Adjustment	Gain (Loss)	Benefits	Income, Net
Balance at December 31, 2020	$74.7	$(0.1)	$0.4	$75.0
Other comprehensive loss	(8.9)	—	(0.1)	(9.0)
Balance at September 30, 2021	$65.8	$(0.1)	$0.3	$66.0

12. CLEARING OPERATIONS

EuroCCP is a European equities central counterparty that provides post-trade services to stock exchanges, MTFs, over-the-counter (“OTC”) equities trades and an equity index derivatives exchange. EuroCCP clears equities from eighteen European markets and the United States, as well as Depositary Receipts, ETFs, and exchange traded currencies (“ETCs”). In September 2021, EuroCCP began clearing equity index derivatives for six European markets. Through a novation process, EuroCCP becomes the buyer for every seller and the seller for every buyer, thereby protecting clearing participants from counterparty risk and allowing the settlement of trades in the event of a clearing participant default.

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

Clearing Funds

The clearing fund mutualizes the risk of default among all clearing participants. Depending on their membership, clearing participants contribute to the cash-equity and/or derivatives segment of the clearing fund. Although the entire clearing fund is available to cover potential losses in the event that the margin deposits and the clearing fund deposits of a defaulting clearing participant are inadequate to fulfill that clearing participant’s outstanding financial obligations, the clearing fund first uses the product class segment of the Clearing Fund in which the defaulting participants was active (see Default and Liquidity Waterfalls below). In the event of a default, EuroCCP is generally required to liquidate the defaulting clearing participant’s open positions. To the extent that the positions remain open, EuroCCP is required to assume the defaulting clearing participant’s obligations related to the open positions. Clearing participants are required to make contributions to the clearing fund that are proportional to their risk exposure in the form of cash or non-cash contributions, which generally consist of highly liquid securities.

Interoperability Fund

For the cash equity business line, EuroCCP has entered into interoperable arrangements with two other central counterparties (“CCPs”). Under these arrangements, margin is paid to, and received from, the other CCPs. The interoperability fund consists of collateral pledged by EuroCCP to the other interoperable CCPs, to cover margin calls EuroCCP received from other interoperable CCPs. For EuroCCP, the collateral pledged by the clearing participants is maintained in an interoperability fund designated account. EuroCCP does not have any economic interest or ownership in the collateral; therefore, these balances are not included in the condensed consolidated balance sheet.

The following tables present the Company’s total clearing participant deposits as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$1,515.6	$333.5	$1,849.1
Clearing funds	150.0	41.3	191.3
Interoperability funds (1)	666.5	126.7	793.2
Total	$2,332.1	$501.5	$2,833.6

	December 31, 2020
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$319.5	$401.0	$720.5
Clearing funds	492.6	69.7	562.3
Interoperability funds (1)	378.5	175.2	553.7
Total	$1,190.6	$645.9	$1,836.5

(1) These amounts are not reflected in the condensed consolidated balance sheet, as EuroCCP does not take economic ownership of these balances.

Default and Liquidity Waterfalls

The default waterfall is the priority order in which the capital resources are expected to be utilized in the event of a default where the defaulting clearing participant’s collateral would not be sufficient to cover the cost to liquidate its portfolio. If a default occurs and the defaulting clearing participant’s collateral, including margin deposits and clearing fund deposits, are depleted, then additional capital is utilized in the following order:

●	EuroCCP dedicated own resources: The EuroCCP default waterfall first utilizes its own dedicated resources ahead of clearing fund contributions of non-defaulting clearing participants, up to 25% of EuroCCP capital requirements discussed in Note 16 (“Regulatory Capital”).
●	Clearing fund: Second, the EuroCCP default waterfall utilizes traditional CCP risk mutualization, in the event that default losses fully exhaust EuroCCP’s dedicated own resources amount, whereby contributions applicable to a particular product class are applied first to any loss attributable to that product class.
●	Pro rata contributions: Third, if the default losses caused cannot be covered by the first two layers, the non-defaulting clearing participants shall on demand make additional payments to EuroCCP on a pro rata basis in proportion to the amount of their clearing fund contributions to cover any such remaining losses, which is limited to an amount equal to twice their clearing fund contribution as established under EuroCCP’s rules and regulations. In this scenario, contributions applicable to a particular product class are first applied to any losses attributable to that product class.

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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$0.5	$0.5	$—	$—
Marketable securities:
Mutual funds	16.7	16.7	—	—
Money market funds	9.5	9.5	—	—
Total assets	$26.7	$26.7	$—	$—
Liabilities:
Contingent consideration liabilities	$75.2	$—	$—	$75.2
Total liabilities	$75.2	$—	$—	$75.2

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$67.9	$67.9	$—	$—
Marketable securities:
Mutual funds	15.9	15.9	—	—
Money market funds	8.6	8.6	—	—
Total assets	$92.4	$92.4	$—	$—
Liabilities:
Contingent consideration liabilities	$32.7	$—	$—	$32.7
Total liabilities	$32.7	$—	$—	$32.7

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Financial Investments

Financial investments consist of highly liquid U.S. Treasury securities and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of financial investments for the period ended September 30, 2021. See Note 15 (“Employee Benefit Plans”) for more information.

Contingent Consideration Liabilities

In connection with the acquisitions of Hanweck, MATCHNow, and Chi-X Asia Pacific, as well as the acquisition of assets of FT Options and Trade Alert, the Company entered into contingent consideration arrangements with the former owners. The total fair value of the liabilities at September 30, 2021 was $75.2 million. That value is based on the Company’s estimate of the likelihood that certain performance targets in the respective acquisition agreements are expected to be accomplished. In connection with the contingent consideration arrangements, the Company paid a total of $0.6 million in contingent consideration to Chi-X Asia Pacific during the third quarter of 2021. Because the fair value measurements relating to the contingent consideration liabilities are subject to management judgment, measurement uncertainty is inherent in the valuation of the contingent consideration liabilities as of the reporting date. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of September 30, 2021.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand-alone basis. That fair value is compared to the carrying amount of the reporting unit, including its recorded goodwill. In connection with the annual impairment evaluation of goodwill and indefinite life intangibles, impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying amount of the reporting unit. For the intangible assets, the process also involves using a discounted cash flow method to determine the fair value of each intangible asset. Impairment is considered to have occurred if the fair value of the intangible asset is lower than its carrying amount. The Company did not perform an impairment test during the three months ended September 30, 2021, as there were no market events that would indicate it was more likely than not that these assets were impaired. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired.

Equity investments without readily determinable fair values that are valued using the measurement alternative are measured at fair value on a non-recurring basis. During the nine months ended September 30, 2021, no observable transactions or impairments materially impacted the measurements of the investments accounted for as other equity investments.

Fair Value of Assets and Liabilities

The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company, with the exception of debt which is presented at its carrying value, as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$0.5	$0.5	$—	$—
Deferred compensation plan assets	26.2	26.2	—	—
Total assets	$26.7	$26.7	$—	$—
Liabilities:
Contingent consideration liabilities	$75.2	$—	$—	$75.2
Deferred compensation plan liabilities	26.2	26.2	—	—
Debt	1,298.9	—	1,298.9	—
Total liabilities	$1,400.3	$26.2	$1,298.9	$75.2

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$67.9	$67.9	$—	$—
Deferred compensation plan assets	24.5	24.5	—	—
Total assets	$92.4	$92.4	$—	$—
Liabilities:
Contingent consideration liabilities	$32.7	$—	$—	$32.7
Deferred compensation plan liabilities	24.5	24.5	—	—
Debt	1,319.1	—	1,319.1	—
Total liabilities	$1,376.3	$24.5	$1,319.1	$32.7

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

At September 30, 2021 and December 31, 2020, the fair values of the Company’s debt obligations were as follows (in millions):

	Fair Value
	September 30, 2021	December 31, 2020
Term Loan Agreement	$160.1	$70.0
3.650% Senior Notes	717.0	744.0
1.625% Senior Notes	480.5	505.1

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three and nine months ended September 30, 2021 (in millions):

	Level 3 Financial Liabilities for the Three Months Ended September 30, 2021
	Balance at	Realized (gains)			Foreign
	Beginning of	losses during			Currency	Balance at
	Period	period	Additions	Settlements	Translation	End of Period
Liabilities
Contingent consideration liabilities	$26.6	$—	$49.6	$(0.6)	$(0.4)	$75.2
Total liabilities	$26.6	$—	$49.6	$(0.6)	$(0.4)	$75.2

	Level 3 Financial Liabilities for the Nine Months Ended September 30, 2021
	Balance at	Realized (gains)			Foreign
	Beginning of	losses during			Currency	Balance at
	Period	period	Additions	Settlements	Translation	End of Period
Liabilities
Contingent consideration liabilities	$32.7	$—	$49.6	$(7.1)	$—	$75.2
Total liabilities	$32.7	$—	$49.6	$(7.1)	$—	$75.2

14.  SEGMENT REPORTING

The Company reports five business segments: Options, North American Equities, Futures, Europe and Asia Pacific, and Global FX, which is reflective of how the Company's chief operating decision-maker reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). Segment performance is primarily evaluated based on operating income (loss). The Company’s chief operating decision-maker does not use segment-level assets or income and expenses below operating income (loss) as key performance metrics; therefore, such information is not presented below. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

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

Europe and Asia Pacific (formerly Europe). The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, exchange traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities and Derivatives. It also includes the ETP listings business on RMs and clearing activities of EuroCCP, as well as the equities transaction services of Chi-X Asia Pacific, a holding company of alternative market operators and providers of innovative market solutions. This segment was previously referred to as the European Equities segment but was updated to the Europe segment in the first quarter of 2021 as a result of the anticipated buildout and launch of the pan-European derivatives platform in September 2021. The segment was subsequently updated to reflect the acquisition of Chi-X Asia Pacific. Cboe Europe operates lit and dark books, a periodic auctions book, and a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area symbols. In September 2021, Cboe Europe launched Cboe Europe Derivatives, a new Amsterdam-based marketplace which offers futures and options based on Cboe Europe equity indices. This segment also includes Cboe Europe Equities and Derivatives and Chi-X Asia Pacific revenue generated from the licensing of proprietary market data and from access and capacity services.

Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX fully electronic trading platform, non-deliverable forward FX transactions (“NDFs”) offered for execution on Cboe SEF and Cboe Swiss, as well as revenue generated from the licensing of proprietary market data and from access and capacity services.

Summarized financial data of reportable segments was as follows (in millions):

		North		Europe		Corporate
		American		and Asia		Items and
	Options	Equities	Futures	Pacific	Global FX	Eliminations	Total
Three Months Ended September 30, 2021
Revenues	$374.3	$336.3	$29.8	$61.9	$14.5	$—	$816.8
Operating income (loss)	136.5	31.5	16.3	12.6	0.3	(6.5)	190.7
Three Months Ended September 30, 2020
Revenues	$312.8	$403.6	$24.0	$39.1	$13.2	$—	$792.7
Operating income (loss)	94.4	33.1	10.1	9.3	0.6	(8.2)	139.3

		North		Europe		Corporate
		American		and Asia		Items and
	Options	Equities	Futures	Pacific	Global FX	Eliminations	Total
Nine Months Ended September 30, 2021
Revenues	$1,106.7	$1,215.8	$89.7	$172.8	$43.1	$0.3	$2,628.4
Operating income (loss)	390.4	114.0	49.1	40.4	1.9	(10.5)	585.3
Nine Months Ended September 30, 2020
Revenues	$986.9	$1,367.8	$87.1	$97.3	$43.8	$—	$2,582.9
Operating income (loss)	331.2	138.0	45.3	24.2	4.7	(16.0)	527.4

15.  EMPLOYEE BENEFIT PLANS

Eligible U.S. employees, which includes BIDS U.S. employees as of January 1, 2021, are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under the Internal Revenue Code. The Deferred Compensation Plan assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $26.2 million and $24.5 million at September 30, 2021 and December 31, 2020, respectively. Although the value of the plans are recorded in financial investments on the condensed consolidated balance sheets, there are equal and offsetting liabilities in other non-current liabilities. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both other expense, net and compensation and benefits expense in the condensed consolidated statements of income. The Company contributed $3.6 million and $4.0 million to the defined contribution plans for the three months ended September 30, 2021 and 2020, respectively, and $8.6 million and $8.1 million to the defined contribution plans for the nine months ended September 30, 2021 and 2020, respectively.

For employees of Cboe Europe, the Company contributes to an employee-selected stakeholder contribution plan. The Company’s contribution amounted to $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

For employees of EuroCCP, the Company contributes to an employee-selected stakeholder contribution plan. The Company’s contribution amounted to $0.2 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.6 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

For Canadian Cboe employees, which includes employees of MATCHNow and BIDS employees, Cboe elected to establish a Cboe Canadian Retirement Plan, which was effective January 1, 2021. The Company’s contribution amounted to $27.6 thousand and $0.1 million for the three and nine months ended September 30, 2021, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

For employees of Chi-X Asia Pacific located in Japan, Hong Kong, and Australia, Cboe elected to continue contributing to the previously established contribution plans designated for each respective jurisdiction that were in place prior to the acquisition on July 1, 2021. The Company’s contribution amounted to $0.2 million for the three months ended September 30, 2021. This expense is included in compensation and benefits in the condensed consolidated statements of income.

16.  REGULATORY CAPITAL

As broker-dealers registered with the SEC, Cboe Trading and BIDS Trading are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading and BIDS Trading compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of September 30, 2021, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million.

As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA.

In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at September 30, 2021, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. Cboe Chi-X Europe Limited is currently dormant having ceased offering its routing service in November 2018.

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

The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of September 30, 2021 (in millions):

			Minimum
Subsidiary	Regulatory Authority	Actual	Requirement
Cboe Trading	FINRA/SEC	$20.7	$0.7
BIDS Trading	FINRA/SEC	12.2	0.9
Cboe Europe	FCA	65.0	27.4
Cboe Chi-X Europe	FCA	0.4	0.1
Cboe NL	Dutch Authority for Financial Markets	8.6	4.0
EuroCCP	DNB	53.2	44.1
MATCHNow	IIROC	3.6	0.2

As a designated contract market regulated by the CFTC, CFE is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. As of September 30, 2021, CFE had annual projected operating expenses of $49.8 million and had financial resources that exceeded this amount. Additionally, as of September 30, 2021, CFE had projected operating expenses for the upcoming six months of $24.9 million and had unencumbered, liquid financial assets, including a line of credit from Cboe, that exceeded this amount.

As a swap execution facility regulated by the CFTC, Cboe SEF is required to meet two capital adequacy tests: (i) its financial resources must exceed at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets must be equal to the greater of: (a) three months of projected operating costs or (b) its projected wind-down costs. As of September 30, 2021, Cboe SEF had annual projected operating expenses of $0.8 million and had financial resources that exceeded this amount. Additionally, as of September 30, 2021, Cboe SEF had projected operating expenses for the upcoming three months of $0.2 million and had unencumbered, liquid financial assets that exceeded this amount.

Chi-X Australia Pty Ltd (“Chi-X Australia”) is regulated by the Australian Securities and Investments Commission (“ASIC”). Chi-X Australia is required to maintain sufficient financial resources to operate the market properly in accordance with Section 794A(d) of the Corporations Act, which Chi-X Australia satisfies by maintaining a prudent cash reserve, which must be equal to at least six months of its projected operating expenses. As of September 30, 2021, Chi-X Australia holds $4.4 million in cash deposits to meet this requirement.

Chi-X Japan Limited (“Chi-X Japan”) is regulated by the Japanese Financial Services Agency (“JFSA”) and the Japan Securities Dealers Association (“JSDA”). Chi-X Japan is required to maintain a minimum level of regulatory capital ratio of 120% in accordance with such requirements prescribed by the JFSA and JSDA. As of September 30, 2021, Chi-X Japan had a regulatory capital ratio of 262%.

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

The Company recognized stock-based compensation expense of $5.5 million and $4.4 million for the three months ended September 30, 2021 and 2020, respectively, and $22.7 million and $17.3 million for the nine months ended September 30, 2021 and 2020, respectively. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income.

The activity in the Company’s restricted stock, consisting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the nine months ended September 30, 2021 was as follows:

RSAs and RSUs

The following table summarizes RSA and RSU activity during the nine months ended September 30, 2021:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2020	342,082	$108.40
Granted	296,941	92.17
Vested	(161,305)	106.44
Forfeited	(10,042)	95.85
Nonvested stock at September 30, 2021	467,676	$99.04

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

During the nine months ended September 30, 2021, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 52,123 shares of common stock totaling $5.1 million as the result of the vesting of 143,778 shares of restricted stock.

PSUs

The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the nine months ended September 30, 2021:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2020	122,666	$115.18
Granted	71,302	98.32
Vested	(29,468)	111.45
Forfeited	(2,318)	116.73
Nonvested stock at September 30, 2021	162,182	$108.42

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

In the nine months ended September 30, 2021, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 9,982 shares of common stock totaling $0.9 million as the result of the vesting of 29,468 shares of performance stock.

As of September 30, 2021, there were $32.8 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 1.9 years.

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

The Company records compensation expense over the offering period related to the discount that is given to employees, which totaled $0.1 million and $18.6 thousand for the three months ended September 30, 2021 and 2020, and $0.3 million and $0.2 million for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, 655,112 shares were reserved for future issuance under the ESPP.

18. EQUITY

Common Stock

The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of September 30, 2021, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 126,226,121 and 106,642,977 shares were issued and outstanding, respectively. As of December 31, 2020, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 125,998,967 and 107,299,933 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.

Common Stock in Treasury, at Cost

The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. The Company held 19,583,144 and 18,699,034 shares of common stock in treasury as of September 30, 2021 and December 31, 2020, respectively.

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

The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the periods presented as follows:

	Three Months Ended September 30,
	2021	2020
Number of shares of common stock repurchased	—	465,366
Average price paid per share	$—	$89.92
Total purchase price (in millions)	$—	$41.8

Since inception of the program through September 30, 2021, the Company has repurchased 18,072,129 shares of common stock at an average cost per share of $68.12, totaling $1.2 billion.

As of September 30, 2021 and 2020, the Company had $318.9 million and $288.1 million of availability remaining under its existing share repurchase authorizations, respectively.

Purchase of Common Stock from Employees

The Company purchased 1,462 and 786 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $124.14 and $100.62 during the three months ended September 30, 2021 and 2020, respectively. These shares consisted of shares retained to cover payroll withholding taxes or option costs in connection with the vesting of restricted stock awards, restricted stock units, performance share awards, and stock option exercises.

Preferred Stock

The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of September 30, 2021, and December 31, 2020, the Company had no shares of preferred stock issued or outstanding.

Dividends

During the three months ended September 30, 2021, the Company declared and paid cash dividends per share of $0.48 for an aggregate payout of $51.5 million. During the three months ended September 30, 2020, the Company declared and paid cash dividends per share of $0.42 for an aggregate payout of $45.8 million.

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

The effective tax rate from continuing operations was 30.7% and 32.7% for the three months ended September 30, 2021 and 2020, respectively, and 33.5% and 29.1% for the nine months ended September 30, 2021 and 2020, respectively. The lower effective tax rate in the third quarter of 2021 is primarily due to the enactment of a UK tax rate increase in the third quarter of 2020 which triggered the remeasurement of UK deferred tax liabilities. The higher effective tax rate through the third quarter of 2021 is primarily due to the remeasurement of UK deferred tax liabilities following the UK tax rate increase enacted during the second quarter of 2021 and effective April 1, 2023.

The Company petitioned the U.S. Tax Court on January 13, 2017, May 7, 2018 and November 29, 2018 for a redetermination of IRS notices of deficiency for Cboe and certain of its subsidiaries for tax years 2011 through 2015 related to its Section 199 claims. These petitions resulted in the establishment of three cases before the U.S. Tax Court. The Company also filed a complaint on October 5, 2018 with the Court of Federal Claims for a refund of Section 199 claims related to tax years 2008 through 2010. The complaint resulted in the establishment of a single case before the Court of Federal Claims.

The first case that went to trial involved certain subsidiaries related to electronic trading for tax years 2011, 2012 and 2013. The U.S. Tax Court held the trial remotely from May 24, 2021 to June 1, 2021. Post-trial briefing in that case concluded on October 28, 2021. On July 9, 2021, the Company sought a stay in the second U.S. Tax Court case involving certain subsidiaries related to hybrid trading for the same tax years, which was denied on August 8, 2021. As a result, two cases remain pending in U.S. Tax Court, as does the case pending before the Court of Federal Claims. Trial dates in those cases have not been established.

Although there can be no assurances, the Company continues to believe, based on its current assessment of the Section 199 claims, that the reasonably expected aggregate amount of any additional liabilities that may result from these cases, if any, will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company. As of September 30, 2021, the Company has not resolved these matters, and proceedings continue in U.S. Tax Court and the Court of Federal Claims.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings per share numerator:
Net income	$120.4	$109.9	$363.1	$380.9
Earnings allocated to participating securities	(0.4)	(0.3)	(1.1)	(1.0)
Net income allocated to common stockholders	$120.0	$109.6	$362.0	$379.9
Basic earnings per share denominator:
Weighted average shares outstanding	106.8	108.7	107.0	109.5
Basic earnings per share	$1.12	$1.01	$3.38	$3.47

Diluted earnings per share numerator:
Net income	$120.4	$109.9	$363.1	$380.9
Earnings allocated to participating securities	(0.4)	(0.3)	(1.1)	(1.0)
Net income allocated to common stockholders	$120.0	$109.6	$362.0	$379.9
Diluted earnings per share denominator:
Weighted average shares outstanding	106.8	108.7	107.0	109.5
Dilutive potential common shares outstanding	0.2	0.1	0.2	0.3
Total dilutive weighted average shares	107.0	108.8	107.2	109.8
Diluted earnings per share	$1.12	$1.01	$3.38	$3.46

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share.

21.  COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Legal Proceedings

As of September 30, 2021, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of September 30, 2021, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.

City of Providence

On April 18, 2014, the City of Providence, Rhode Island filed a securities class action lawsuit in the Southern District of New York against Bats and Direct Edge Holdings LLC, as well as 14 other securities exchanges. The action purports to be brought on behalf of all public investors who purchased and/or sold shares of stock in the United States since April 18, 2009 on a registered public stock exchange (“Exchange Defendants”) or a U.S.-based alternate trading venue and were injured as a result of the alleged misconduct detailed in the complaint, which includes allegations that the Exchange Defendants committed fraud through a variety of business practices associated with, among other things, what is commonly referred to as high frequency trading. On May 2, 2014 and May 20, 2014, American European Insurance Company and Harel Insurance Co., Ltd. each filed substantially similar class action lawsuits against the Exchange Defendants which were ultimately consolidated with the City of Providence, Rhode Island securities class action lawsuit. On June 18, 2015, the Southern District of New York (the “Lower Court”) held oral argument on the pending Motion to Dismiss and thereafter, on August 26, 2015, the Lower Court issued an Opinion and Order granting Exchange Defendants’ Motion to Dismiss, dismissing the complaint in full. Plaintiff filed a Notice of Appeal of the dismissal on September 24, 2015 and its appeal brief on January 7, 2016. Respondent's brief was filed on April 7, 2016 and oral argument was held on August 24, 2016. Following oral argument, the Court of Appeals issued an order requesting that the SEC submit an amicus brief on whether the Lower Court had jurisdiction and whether the Exchange Defendants have immunity in the claims alleged. The SEC filed its amicus brief with the Court of Appeals on November 28, 2016 and Plaintiff and the Exchange Defendants filed their respective supplemental response briefs on December 12, 2016. On December 19, 2017, the Court of Appeals reversed the Lower Court’s dismissal and remanded the case back to the Lower Court. On March 13, 2018, the Court of Appeals denied the Exchange Defendants’ motion for re-hearing. The Exchange Defendants filed their opening brief for their motion to dismiss May 18, 2018, Plaintiffs’ response was filed June 15, 2018 and the Exchange Defendants’ reply was filed June 29, 2018. On May 28, 2019, the Lower Court issued an opinion and order denying the Exchange Defendants’ motion to dismiss. On June 17, 2019, the Exchange Defendants filed a motion seeking interlocutory appeal of the May 28, 2019 dismissal order, which was denied July 16, 2019. Exchange Defendants filed their answers on July 25, 2019. Targeted discovery regarding class certification and legal preclusion concluded on April 26, 2021. On May 28, 2021, (1) Plaintiffs filed a Motion for Class Certification, (2) Bats and NYSE filed a joint Motion for Summary Judgment on Grounds of Legal Preclusion and a joint Motion for Summary Judgment on Grounds of Lack of Article III Standing, and (3) Nasdaq filed a Motion for Summary Judgment for Legal Preclusion. Briefing on these dispositive motions is expected to conclude in the fourth quarter of 2021. The Company is unable to estimate what, if any, liability may result from this litigation. However, the Company believes that the claims are without merit and intends to litigate the matter vigorously.

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

In addition, while Cboe Europe, Cboe Chi-X Europe, EuroCCP, Cboe NL, Chi-X Asia Pacific and MATCHNow have not been the subject of any material litigation or regulatory investigation in the past, there is always the possibility of such action in the future. As Cboe Europe and Cboe Chi-X Europe are domiciled in the UK, it is likely that any action would be taken in the UK courts in relation to litigation or by the FCA in relation to any regulatory enforcement action. As EuroCCP is domiciled in the Netherlands, it is likely that any action would be taken in the Dutch courts in relation to litigation or by the DNB or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. For Cboe NL, also domiciled in the Netherlands, it is likely that any actions would be taken in the Dutch courts in relation to litigation or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. As Chi-X Asia Pacific is domiciled in Australia, Japan, Philippines and Hong Kong, it is likely that any action would be taken in the Australian, Japanese, Philippine and/or Hong Kong courts in relation to litigation or by the ASIC, the JSDA or the JFSA in relation to any regulatory enforcement action. As MATCHNow is domiciled in Canada, it is likely that any action would be taken in the

Canadian courts in relation to litigation or by the IIROC or Ontario Securities Commission in relation to any regulatory enforcement action.

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

22. LEASES

The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of September 30, 2021. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the three months ended September 30, 2021, $3.3 million of right of use assets and $3.3 million of lease liabilities were added related to new operating leases, including the addition of $0.8 million of right of use assets and lease liabilities related to acquisitions.

In May 2021, the Company signed a new lease to secure approximately 21,000 square feet of office space in London. The initial term of the lease is 60 months from the accounting commencement date, June 24, 2021. The Company has the option to renew the lease term for an additional 60 months. The total legally binding minimum lease payments for this lease are approximately $9.5 million.

The following table presents the supplemental balance sheet information related to leases as of September 30, 2021 and December 31, 2020, respectively (in millions):

	September 30,	December 31,
	2021	2020
Operating lease right of use assets	$114.1	$111.0
Total leased assets	$114.1	$111.0

Accrued liabilities	$15.2	$12.5
Non-current operating lease liabilities	132.9	132.1
Total leased liabilities	$148.1	$144.6

The following table presents operating lease costs and other information as of and for the three and nine months ended September 30, 2021 and 2020, respectively (in millions, except as stated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs (1)	$6.7	$4.7	$19.2	$14.5

Lease term and discount rate information:
Weighted average remaining lease term (years)			11.2	12.6
Weighted average discount rate			3.3%	3.4%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities	$4.5	$3.2	$13.1	$8.6
Lease incentive for leasehold improvements	—	—	—	25.2
Right-of-use assets obtained in exchange for lease liabilities	3.3	0.9	14.0	71.8
(1)	Includes short-term lease and variable lease costs, which are immaterial.

The maturities of the lease liabilities are as follows as of September 30, 2021 (in millions):

September 30,
2021
Remainder of 2021	$4.3
2022	19.3
2023	19.2
2024	13.4
2025	13.0
After 2025	110.4
Total lease payments (1)	$179.6
Less: Interest	(31.5)
Present value of lease liabilities	$148.1
(1)	Total lease payments include $20.4 million related to options to extend lease terms that are reasonably certain of being exercised.

23.  SUBSEQUENT EVENTS

On October 26, 2021, the Company announced that its board of directors declared a quarterly cash dividend of $0.48 per share. The dividend is payable December 15, 2021 to stockholders of record at the close of business November 30, 2021.

There have been no additional subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the nine months ended September 30, 2021.

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

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest stock exchanges by value traded in Europe, and owns EuroCCP, a leading pan-European equities clearinghouse, BIDS Trading, a leading block-trading ATS by volume in the U.S., MATCHNow, a leading equities ATS in Canada, and Chi-X Asia Pacific, a holding company of alternative market operators and providers of innovative market solutions. Cboe also is a leading market globally for exchange-traded products (“ETPs”) listings and trading.

The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Calgary, Hong Kong, Kansas City, London, Manila, New York, San Francisco, Sarasota Springs, Singapore, Sydney, Tokyo and Toronto.

Recent Developments

Acquisition of BIDS Holdings

On December 31, 2020, the Company completed the acquisition of BIDS Holdings, which is included in the Company’s North American Equities segment. BIDS Holdings owns BIDS Trading, a registered broker-dealer and the operator of the BIDS ATS, the largest block-trading ATS by volume in the U.S. The BIDS ATS is not a registered national securities exchange or a facility thereof. The acquisition follows Cboe and BIDS Trading’s successful partnership in Europe, which began in 2016 with the creation of Cboe LIS for European equities block-trading. Since its launch, Cboe LIS has grown to become one of the largest block-trading platforms in Europe. BIDS Trading’s proven block-trading capability provides the Company a foothold in the off-exchange segment of the U.S. equities market. Additionally, BIDS Trading’s differentiated network of global buy-side investment managers and sell-side constituents provides the foundation for Cboe to potentially build more off-exchange products and services in non-U.S. equities or options products and in geographies beyond the U.S.

Acquisition of Chi-X Asia Pacific

On July 1, 2021, the Company completed the acquisition of Chi-X Asia Pacific Holdings, Ltd., a holding company of alternative market operators and providers of innovative market solutions. This acquisition provides the Company with a single point of entry into two key capital markets, Australia and Japan, helps enable it to expand its global equities and market data business into the Asia Pacific region, bring other products and services to the region, and further expand access to its unique proprietary product suite in the region. The transaction closed on July 1, 2021 based upon the time zone of both the acquiree, Chi-X Asia Pacific, and the acquiror, Cboe Worldwide Holdings Limited, a subsidiary of the Company.

Planned acquisition of ErisX

On October 20, 2021, the Company announced it entered into a definitive agreement to acquire Eris Digital Holdings, LLC (“ErisX”). ErisX operates a U.S. based digital asset spot market, a regulated futures exchange and a regulated clearing house. Ownership of ErisX presents a unique opportunity for the Company to enter the digital asset spot and derivatives marketplaces through a digital-first platform developed with industry partners to focus on robust regulatory compliance, data and transparency. The transaction is expected to close in the first half of 2022; subject to regulatory review and other customary closing conditions.

Business Segments

The Company reports five business segments: Options, North American Equities, Futures, Europe and Asia Pacific (formerly Europe), and Global FX. Segment performance is primarily based on operating income (loss). The Company has aggregated all of its corporate costs and eliminations, as well as other business ventures, within Corporate Items and Eliminations; however, operating expenses that relate to activities of a specific segment have been allocated to that segment. Our management allocates resources, assesses performance and manages our business according to these segments:

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

Europe and Asia Pacific (formerly Europe). The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, exchange-traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities and Derivatives. It also includes the ETP listings business on RMs and clearing activities of EuroCCP, as well as the equities transaction services of Chi-X Asia Pacific, a holding company of alternative market operators and providers of innovative market solutions. This segment was previously referred to as the European Equities segment but was updated to the Europe segment in the first quarter of 2021 as a result of the anticipated buildout and launch of the pan-European derivatives platform in September 2021. The segment was subsequently updated to reflect the acquisition of Chi-X Asia Pacific. Cboe Europe operates lit and dark books, a periodic auctions book, and a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area symbols. In September 2021, Cboe Europe launched Cboe Europe Derivatives, a new Amsterdam-based marketplace which offers futures and options based on Cboe Europe equity indices. This segment also includes Cboe Europe Equities and Derivatives and Chi-X Asia Pacific revenue generated from the licensing of proprietary market data and from access and capacity services.

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

●	trading volumes on our proprietary products such as VIX options and futures and SPX options;
●	trading volumes in listed equity securities, options, futures, and ETPs in North America, Europe, and Asia Pacific, clearing volumes in listed equity securities and ETPs in Europe, volumes in listed equity options, and volumes in institutional FX trading;
●	the demand for and pricing structure of the U.S. tape plan market data distributed by the Securities Information Processors (“SIPs”), which determines the pool size of the industry market data revenue we receive based on our market share;
●	consolidation and expansion of our customers and competitors in the industry;
●	the demand for information about, or access to, our markets and products, which is dependent on the products we trade, our importance as a liquidity center, quality and integrity of our proprietary indices, and the quality and pricing of our data and access and capacity services;
●	continuing pressure in transaction fee pricing due to intense competition in the North American, European, and Asia Pacific markets;
●	significant fluctuations in foreign currency translation rates or weakened value of currencies; and
●	regulatory changes and obligations relating to market structure and increased capital requirements, and those which affect certain types of instruments, transactions, products, pricing structures, capital market participants or reporting or compliance requirements, including any changes resulting from Brexit.

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

Components of Revenues

Transaction and Clearing Fees

Transaction fees represent fees charged by the Company for the performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees are recognized across all segments. Clearing fees, which include settlement fees, are charged by the Company for transactions cleared and settled by EuroCCP. Clearing fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Clearing fees are recognized in the Europe and Asia Pacific segment. Transaction and clearing fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules.

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

Other Revenue

Other revenue primarily consists of revenue from various licensing agreements, interest income from clearing operations, all fees related to the trade reporting facility operated in the Europe and Asia Pacific segment, listing fees, and revenue associated with advertisements through the Company’s websites.

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

Section 31 Fees

Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA) are assessed fees pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat these fees as a pass-through charge to customers executing eligible listed equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as regulatory transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. CFE, Cboe Europe, Cboe NL, BIDS, MATCHNow, Cboe FX, Chi-X Australia and Chi-X Japan are not U.S. national securities exchanges, and accordingly are not charged Section 31 fees.

Royalty Fees

Royalty fees primarily consist of license fees paid by us for the use of underlying indices in our proprietary products usually based on contracts traded. The Company has licenses with the owners of the S&P 500 Index, S&P 100 Index and certain other S&P indices, FTSE Russell indices, the DJIA, MSCI, and certain other index products. This category also includes fees related to the dissemination of market data related to S&P indices and other products through Cboe Streaming Market Indices (“CSMI”).

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

Non-Operating (Expense) Income

Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other (expense) income. These activities primarily include interest earned on the investing of excess cash, interest expense related to outstanding debt facilities, dividend income, income and unrealized gains and losses related to investments held in a trust for the Company’s non-qualified retirement and benefit plans, and equity earnings or losses from our investments in other business ventures.

Financial Summary

The following summarizes changes in financial performance for the three and nine months ended September 30, 2021 and 2020 and certain non-GAAP financial measures. These non-GAAP financials measures assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items management believes do not reflect our underlying operations. Please see the footnotes below for additional information and reconciliations from our condensed consolidated financial statements. “YTD” represents the nine-month period ended September 30th.

(1)	These are Non-GAAP figures for which reconciliations are provided below.

	Three Months Ended September 30,		Increase/	Percent	Nine Months Ended September 30,		Increase/	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change

	(in millions, except percentages, earnings per share, and as noted below)				(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$816.8	$792.7	$24.1	3.0%	$2,628.4	$2,582.9	$45.5	1.8%
Total cost of revenues	447.3	500.7	(53.4)	(10.7)%	1,542.8	1,635.7	(92.9)	(5.7)%
Revenues less cost of revenues	369.5	292.0	77.5	26.5%	1,085.6	947.2	138.4	14.6%
Total operating expenses	178.8	152.7	26.1	17.1%	500.3	419.8	80.5	19.2%
Operating income	190.7	139.3	51.4	36.9%	585.3	527.4	57.9	11.0%
Income before income tax provision	173.8	163.4	10.4	6.4%	545.9	537.5	8.4	1.6%
Income tax provision	53.4	53.5	(0.1)	(0.2)%	182.8	156.6	26.2	16.7%
Net income	$120.4	$109.9	$10.5	9.6%	$363.1	$380.9	$(17.8)	(4.7)%
Basic earnings per share	$1.12	$1.01	$0.11	10.9%	$3.38	$3.47	$(0.09)	(2.6)%
Diluted earnings per share	1.12	1.01	0.11	10.9%	3.38	3.46	(0.08)	(2.3)%
Organic net revenue (1)	352.8	292.0	60.8	20.8%	1,019.9	947.2	72.7	7.7%
EBITDA (2)	227.9	212.1	15.8	7.4%	706.5	678.6	27.9	4.1%
EBITDA margin (3)	61.7%	72.6%	(10.9)%	*	65.1%	71.6%	(6.5)%	*
Adjusted EBITDA (2)	$239.6	$192.4	$47.2	24.5%	$723.4	$669.1	$54.3	8.1%
Adjusted EBITDA margin (4)	64.8%	65.9%	(1.1)%	*	66.6%	70.6%	(4.0)%	*
Adjusted earnings (5)	$154.9	$120.5	$34.5	28.6%	$467.1	$446.1	$21.0	4.7%
Adjusted earnings margin (5)	41.9%	41.3%	0.6%	*	43.0%	47.1%	(4.1)%	*
Diluted weighted average shares outstanding	107.0	108.8	(1.8)	(1.7)%	107.2	109.8	(2.6)	(2.4)%
Adjusted Diluted earnings per share (6)	$1.45	$1.11	$0.34	30.6%	$4.36	$4.06	$0.30	7.4%

*	Not meaningful

The following summarizes changes in certain operational and financial metrics for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

The following table includes operational and financial metrics for our Options, North American Equities, Futures, Europe and Asia Pacific, and Global FX segments. The metrics listed for EuroCCP, BIDS Trading, Australian Equities, and Japanese Equities in the table below are newly added for the three and nine months ended September 30, 2021 as a result of acquisitions completed during 2020 and 2021. Therefore, the table does not include results from the periods preceding each acquisition for the applicable metrics. The following summarizes changes in certain operational and financial metrics for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020:

	Three Months Ended September 30,		Increase/	Percent	Nine Months Ended September 30,		Increase/	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change

	(in millions, except percentages, trading days, and as noted below)				(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	37.5	29.5	8.0	27.1%	38.6	28.6	10.0	35.0%
Total touched contracts	11.8	9.6	2.2	22.9%	11.8	10.1	1.7	16.8%
Index contract ADV	2.0	1.4	0.6	42.9%	1.9	1.9	—	—%
Multi-listed contract ADV	9.8	8.2	1.6	19.5%	9.9	8.2	1.7	20.7%
Number of trading days	64	64	—	—%	188	189	(1)	(0.5)%
Total Options revenue per contract (RPC) (7)	$0.200	$0.173	$0.027	15.6%	$0.190	$0.197	$(0.007)	(3.6)%
Multi-listed options RPC (7)	0.069	0.056	0.013	23.2%	0.068	0.053	0.015	28.3%
Index options RPC (7)	0.851	0.842	0.009	1.1%	0.827	0.822	0.005	0.6%
Total Options market share	31.3%	32.4%	(1.1)%	*	30.7%	35.2%	(4.5)%	*
Multi-listed options market share	27.6%	29.0%	(1.4)%	*	27.1%	30.7%	(3.6)%	*
Index options market share	98.4%	98.9%	(0.5)%	*	98.7%	99.2%	(0.5)%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total touched shares (in billions)	1.4	1.6	(0.2)	(12.5)%	1.8	1.9	(0.1)	(5.3)%
Market ADV (in billions)	9.8	9.9	(0.1)	(1.0)%	11.6	11.1	0.5	4.5%
Market share	14.0%	15.1%	(1.1)%	*	14.5%	16.0%	(1.5)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (8)	$0.020	$0.017	$0.003	17.6%	$0.018	$0.023	$(0.005)	(21.7)%
U.S. ETPs: launches (number of launches)	21	22	(1)	(4.5)%	84	71	13	18.3%
U.S. ETPs: listings (number of listings)	512	388	124	32.0%	512	388	124	32.0%
U.S. Equities - Off-Exchange (9):
ADV:
Total touched shares (in millions)	73.0	—	73.0	—%	82.5	—	82.5	—%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (10)	$0.122	$—	$0.122	—%	$0.122	$—	$0.122	—%
Trading days	64	64	—	—%	188	189	(1)	(0.5)%
Canadian Equities:
ADV (matched shares, in millions)	37.8	40.0	(2.2)	(5.5)%	52.1	40.0	12.1	30.3%
Trading days	63	41	22	53.7%	188	41	147	358.5%
Net capture (per 10,000 touched shares, in Canadian dollars) (11)	8.342	8.200	0.142	1.7%	7.648	8.200	(0.552)	(6.7)%
Futures:
ADV (in thousands)	222.5	171.8	50.7	29.5%	230.7	214.6	16.1	7.5%
Trading days	64	64	—	—%	188	189	(1)	(0.5)%
Revenue per contract	$1.626	$1.527	$0.099	6.5%	$1.637	$1.688	$(0.051)	(3.0)%
Europe and Asia Pacific:
European Equities:
ADNV:
Matched and touched ADNV (in billions)	€7.2	€5.6	€1.6	28.6%	€7.3	€7.0	€0.3	4.3%
Market ADNV (in billions)	39.6	31.5	8.1	25.7%	42.1	40.9	1.2	2.9%
Trading days	66	66	—	—%	192	193	(1)	(0.5)%
Market share	18.2%	17.7%	0.5%	*	17.4%	17.1%	0.3%	*
Net capture (per matched notional value in basis points) (12)	0.264	0.245	0.019	7.8%	0.272	0.245	0.027	11.0%
EuroCCP:
Trades cleared (13)	306.1	255.3	50.8	19.9%	899.1	255.3	643.8	252.2%
Fee per trade cleared (14)	€0.010	€0.011	€(0.001)	(9.1)%	€0.011	€0.011	€—	—%
Net settlement volume (15)	2.5	2.0	0.5	25.0%	7.3	2.0	5.3	265.0%
Net fee per settlement (16)	€0.869	€0.820	€0.049	6.0%	€0.875	€0.820	€0.055	6.7%
Australian Equities:
ADNV (AUD billions)	$0.8	$—	$0.8	—%	$0.8	$—	$0.8	—%
Trading days	66	—	66	—%	66	—	66	—%
Net capture (per matched notional value in basis points) (17)	0.173	—	0.173	—%	0.173	—	0.173	—%
Japanese Equities:
ADNV (JPY billions)	¥88.7	¥—	¥88.7	—%	¥88.7	¥—	¥88.7	—%
Trading days	61	—	61	—%	61	—	61	—%
Net capture (per matched notional value in basis points) (18)	0.364	—	0.364	—%	0.364	—	0.364	—%
Global FX:
ADNV (in billions)	$32.4	$30.2	$2.2	7.3%	$33.9	$35.0	$(1.1)	(3.1)%
Trading days	66	66	—	—%	194	195	(1)	(0.5)%
Global FX (net capture per one million dollars traded) (19)	2.77	2.70	0.07	2.6%	2.71	2.72	(0.01)	(0.4)%

Average British pound/U.S. dollar exchange rate	$1.378	$1.291	$0.087	6.7%	$1.385	$1.271	$0.114	9.0%
Average Canadian dollar/U.S. dollar exchange rate	$0.794	$0.751	$0.043	5.7%	$0.799	$0.739	$0.060	8.1%
Average Euro/U.S. dollar exchange rate	$1.179	$1.169	$0.010	0.9%	$1.196	$1.124	$0.072	6.4%
Average Euro/British pound exchange rate	£0.855	£0.905	£(0.050)	(5.5)%	£0.864	£0.884	£(0.020)	(2.3)%
Average Australian dollar/U.S. dollar exchange rate	$0.728	$—	$0.728	—%	$0.728	$—	$0.728	—%
Average Japanese Yen/U.S. dollar exchange rate	$0.009	$—	$0.009	—%	$0.009	$—	$0.009	—%

*	Not meaningful

(1)	Organic net revenue is defined as revenues less cost of revenues excluding revenues less cost of revenues of any acquisition that has been owned for less than one year. Revenues from acquisitions that have been owned at least one year are considered organic and are no longer excluded from organic net revenue from either period for comparative purposes. Organic net revenue does not represent, and should not be considered as, an alternative to revenues less cost of revenues, or net revenue, as determined in accordance with GAAP. We have presented organic net revenue because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our operating financial performance before the effects of acquisitions. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate organic net revenue differently than we do. Organic net revenue has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
Revenues less cost of revenues	$369.5	$292.0	$1,085.6	$947.2
Recent acquisitions:
Acquisition revenues less cost of revenues	$(16.7)	$—	$(65.7)	$—
Organic net revenue	$352.8	$292.0	$1,019.9	$947.2

(2)	EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs, provision for notes receivable, bargain purchase gain, and impairment of investment. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(4)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(5)	Adjusted earnings is defined as net income adjusted for amortization of purchased intangibles, acquisition-related costs, provision for notes receivable, bargain purchase gain, impairment of investment, deferred tax re-measurements, and net income allocated to participating securities, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(6)	Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding.
(7)	Average revenue per contract, for options and futures represents total net transaction fees recognized for the period divided by total contracts traded during the period.
(8)	Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX, and EDGA and the number of trading days.
(9)	U.S. Equities – Off-Exchange data reflects Cboe’s acquisition of BIDS Trading, effective December 31, 2020.
(10)	Net capture per 100 touched shares refers to transaction fees less order and execution management system (OMS/EMS) fees and clearing costs divided by the product of one-hundredth ADV of touched shares on BIDS Trading and the number of trading days for the period.
(11)	Net capture per 10,000 touched shares refers to transaction fees divided by the product of one-ten thousandth ADV of shares for MATCHNow and the number of trading days.
(12)	Net capture per matched notional value refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Equities and Derivatives and the number of trading days.
(13)	Trades cleared refers to the total number of non-interoperable trades cleared.
(14)	Fee per trade cleared refers to clearing fees divided by number of non-interoperable trades cleared.
(15)	Net settlement volume refers to the total number of settlements executed after netting.
(16)	Net fee per settlement refers to settlement fees less direct costs incurred to settle divided by the number of settlements executed after netting.
(17)	Net capture per matched notional value refers to transaction fees less liquidity payments in Australian dollars divided by the product of ADNV in Australian dollars of shares matched on Chi-X Australia and the number of Australian Equities trading days.
(18)	Net capture per matched notional value refers to transaction fees less liquidity payments in Japanese Yen divided by the product of ADNV in Japanese Yen of shares matched on Chi-X Japan and the number of Japanese Equities trading days.
(19)	Net capture per one million dollars traded refers to net transaction fees less liquidity payments, if any, divided by the Spot and SEF products of one-thousandth of ADNV traded on the Cboe FX Markets and the number of trading days, divided by two, which represents the buyer and seller that are both charged on the transaction.

The following tables are reconciliations of net income allocated to common stockholders to EBITDA and adjusted EBITDA (in millions):

	Three Months Ended September 30,
	2021
	Options	North American Equities	Futures	Europe and Asia Pacific	Global FX	Corporate	Total
Net income (loss) allocated to common stockholders	$136.0	$33.3	$16.2	$6.4	$0.3	$(72.2)	$120.0
Interest expense, net	—	—	—	3.0	—	8.7	11.7
Income tax provision (benefit)	—	(1.9)	—	3.1	—	52.2	53.4
Depreciation and amortization	7.3	18.7	0.8	10.0	6.0	—	42.8
EBITDA	143.3	50.1	17.0	22.5	6.3	(11.3)	227.9
Acquisition-related costs	—	0.8	—	0.5	—	5.4	6.7
Impairment of investment	—	—	—	—	—	5.0	5.0
Adjusted EBITDA	$143.3	$50.9	$17.0	$23.0	$6.3	$(0.9)	$239.6

	Three Months Ended September 30,
	2020
	Options	North American Equities	Futures	Europe and Asia Pacific	Global FX	Corporate	Total
Net income (loss) allocated to common stockholders	$94.4	$32.2	$10.1	$36.6	$0.4	$(64.1)	$109.6
Interest expense, net	—	—	—	2.3	—	7.2	9.5
Income tax provision	—	0.8	—	2.5	—	50.2	53.5
Depreciation and amortization	7.7	17.0	0.8	7.5	6.5	—	39.5
EBITDA	102.1	50.0	10.9	48.9	6.9	(6.7)	212.1
Acquisition-related costs	(0.2)	1.1	—	—	—	5.3	6.2
Provision for notes receivable	1.7	5.0	—	—	—	—	6.7
Bargain purchase gain	—	—	—	(32.0)	—	(0.6)	(32.6)
Adjusted EBITDA	$103.6	$56.1	$10.9	$16.9	$6.9	$(2.0)	$192.4

	Nine Months Ended September 30,
	2021
	Options	North American Equities	Futures	Europe and Asia Pacific	Global FX	Corporate	Total
Net income (loss) allocated to common stockholders	$388.6	$113.6	$48.9	$21.5	$1.8	$(212.4)	$362.0
Interest expense, net	—	—	—	9.9	—	26.4	36.3
Income tax provision	—	—	—	9.7	—	173.1	182.8
Depreciation and amortization	22.1	56.9	2.2	25.9	18.3	—	125.4
EBITDA	410.7	170.5	51.1	67.0	20.1	(12.9)	706.5
Acquisition-related costs	0.3	1.4	—	0.5	—	9.7	11.9
Impairment of investment	—	—	—	—	—	5.0	5.0
Adjusted EBITDA	$411.0	$171.9	$51.1	$67.5	$20.1	$1.8	$723.4

	Nine Months Ended September 30,
	2020
	Options	North American Equities	Futures	Europe and Asia Pacific	Global FX	Corporate	Total
Net income (loss) allocated to common stockholders	$331.1	$134.4	$45.2	$46.9	$4.5	$(182.2)	$379.9
Interest expense, net	—	—	—	2.2	—	21.9	24.1
Income tax provision	—	3.3	—	7.6	—	145.7	156.6
Depreciation and amortization	23.0	51.2	2.4	21.4	20.0	—	118.0
EBITDA	354.1	188.9	47.6	78.1	24.5	(14.6)	678.6
Acquisition-related costs	1.8	1.1	—	—	—	13.5	16.4
Provision for notes receivable	1.7	5.0	—	—	—	—	6.7
Bargain purchase gain	—	—	—	(32.0)	—	(0.6)	(32.6)
Adjusted EBITDA	$357.6	$195.0	$47.6	$46.1	$24.5	$(1.7)	$669.1

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income allocated to common stockholders	$120.0	$109.6	$362.0	$379.9
Amortization	31.8	30.9	95.2	93.4
Acquisition-related costs	6.7	6.2	11.9	16.4
Provision for notes receivable	—	6.7	—	6.7
Bargain purchase gain	—	(32.6)	—	(32.6)
Impairment of investment	5.0	—	5.0	—
Tax effect of adjustments	(8.5)	(8.0)	(24.4)	(24.9)
Deferred tax re-measurements	—	7.7	17.7	7.7
Net income allocated to participating securities	(0.1)	—	(0.3)	(0.5)
Adjusted earnings	$154.9	$120.5	$467.1	$446.1

Revenues

Total revenues for the three and nine months ended September 30, 2021 increased $24.1 million, or 3.0%, and $45.5 million, or 1.8%, respectively, compared to the same periods in 2020, primarily due to increased transaction and clearing fees as a result of increased volumes traded on the Options exchanges, partially offset by a decrease in regulatory fees as a result of a decline in the Section 31 fee rate. The following summarizes changes in revenues for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020 (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	Percent	September 30,		Increase/	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Transaction and clearing fees	$632.9	$545.5	$87.4	16.0%	$2,014.3	$1,825.3	$189.0	10.4%
Access and capacity fees	72.8	60.6	12.2	20.1%	206.3	174.0	32.3	18.6%
Market data fees	62.0	59.5	2.5	4.2%	188.6	174.4	14.2	8.1%
Regulatory fees	34.6	113.8	(79.2)	(69.6)%	173.0	379.3	(206.3)	(54.4)%
Other revenue	14.5	13.3	1.2	9.0%	46.2	29.9	16.3	54.5%
Total revenues	$816.8	$792.7	$24.1	3.0%	$2,628.4	$2,582.9	$45.5	1.8%

Transaction and Clearing Fees

Transaction and clearing fees increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. For the three months ended September 30, 2021, the increase was primarily due to a 27.1% increase in overall options market ADV, including a 42.9% increase in index options ADV, and additional transaction and clearing fees attributable to BIDS, which the Company acquired in the fourth quarter of 2020. For the nine months ended September 30, 2021, the increase was primarily due to a 35.0% increase in overall options market ADV, including a 20.7% increase in multi-listed options ADV, and additional transaction and clearing fees attributable to EuroCCP and BIDS, which the Company acquired in the third and fourth quarters of 2020, respectively, when compared to the same period in 2020.

Access Capacity Fees

Access and capacity fees increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to an increase in logical port revenue in the Options, Europe and Asia Pacific, and North American Equities segments and an increase in physical port revenue in the North American Equities, Options, and Europe and Asia Pacific segments.

Market Data Fees

Market data fees increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. For the three months ended September 30, 2021, the increase was primarily due to an increase in subscribers and additional revenue attributed to Chi-X Asia Pacific, which was acquired in the third quarter of 2021, partially offset by a decrease in tape plan market data revenue within the North American Equities segment resulting from a decrease in market share. For the nine months ended September 30, 2021, the increase was primarily due to an increase in subscribers and additional revenue attributed to Chi-X Asia Pacific and Trade Alert, which were acquired during the third quarter of 2021 and the second quarter of 2020, respectively.

Regulatory Fees

Regulatory fees decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. For the three months ended September 30, 2021, the decrease was primarily due to a 76.9% decline in the Section 31 fee rate, from an average rate of $22.10 per million dollars of covered sales for the three months ended September 30, 2020 to an average rate of $5.10 per million dollars of covered sales during the three months ended September 30, 2021. For the nine months ended September 30, 2021, the decrease was primarily due to a 60.3% decline in the Section 31 fee rate, from an average rate of $21.90 per million dollars of covered sales for the nine months ended September 30, 2020 to an average rate of $8.70 per million dollars of covered sales during the nine months ended September 30, 2021.

Other Revenue

Other revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. For the three months ended September 30, 2021, the increase was primarily due to an increase in trade reporting revenue within the Europe and Asia Pacific segment. For the nine months ended September 30, 2021, the increase was primarily due to additional interest income from EuroCCP, which the Company acquired in the third quarter of 2020, as well as an increase in trade reporting revenue within the Europe and Asia Pacific segment.

Cost of Revenues

Cost of revenues decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to lower Section 31 fees as a result of a decline in the Section 31 fee rate, partially offset by an increase in liquidity payments as a result of increased volumes traded on the Options exchanges. The following summarizes changes in cost of revenues for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	Percent	September 30,		Increase/	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Liquidity payments	$375.3	$359.4	$15.9	4.4%	$1,255.0	$1,167.4	$87.6	7.5%
Routing and clearing	19.0	14.9	4.1	27.5%	66.0	48.6	17.4	35.8%
Section 31 fees	27.9	105.4	(77.5)	(73.5)%	148.6	351.8	(203.2)	(57.8)%
Royalty fees	22.0	17.6	4.4	25.0%	62.6	64.4	(1.8)	(2.8)%
Other	3.1	3.4	(0.3)	(8.8)%	10.6	3.5	7.1	202.9%
Total	$447.3	$500.7	$(53.4)	(10.7)%	$1,542.8	$1,635.7	$(92.9)	(5.7)%

Liquidity Payments

Liquidity payments increased for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to an increase in volumes traded on the Options exchanges, partially offset by a decrease in volumes traded on the U.S. Equities exchanges. Liquidity payments increased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to an increase in volumes traded on the Options exchanges and an increase in the liquidity payments rate per matched share on the U.S. Equities exchanges.

Routing and Clearing

Routing and clearing fees increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. For the three months ended September 30, 2021, the increase was primarily due to increased routing and clearing settlement costs related to EuroCCP, partially offset by a decrease in routed trades in the North American Equities segment. For the nine months ended September 30, 2021, the increase was primarily due to routing and clearing settlement costs related to EuroCCP, which the Company acquired in the third quarter of 2020, and routing and clearing fees related to BIDS, which the Company acquired in the fourth quarter of 2020.

Section 31 Fees

Section 31 fees decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. For the three months ended September 30, 2021, the decrease was primarily due to a 76.9% decline in the Section 31 fee rate, from an average rate of $22.10 per million dollars of covered sales for the three months ended September 30, 2020 to an average rate of $5.10 per million dollars of covered sales during the three months ended September 30, 2021. For the nine months ended September 30, 2021, the decrease was primarily due to a 60.3% decline in the Section 31 fee rate, from an average rate of $21.90 per million dollars of covered sales for the nine months ended September 30, 2020 to an average rate of $8.70 per million dollars of covered sales during the nine months ended September 30, 2021.

Royalty Fees

Royalty fees increased for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to an increase in trading volume in licensed products. Royalty fees decreased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to a decline in fees from PULSe, which was decommissioned in the fourth quarter of 2020, partially offset by increased fees related to the dissemination of market data through CSMI.

Other Cost of Revenues

Other cost of revenue decreased for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to a decrease in interest expense related to EuroCCP. Other cost of revenue increased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to additional interest expense from EuroCCP, which the Company acquired in the third quarter of 2020.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased $77.5 million, or 26.5%, for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to a $67.4 million, or 39.4%, increase in transaction and clearing fees less liquidity payments and routing and clearing costs, and an $12.2 million, or 20.1%, increase in access and capacity fees. Revenues less cost of revenues increased $138.4 million, or 14.6%, for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to a $84.0 million, or 13.8%, increase in transaction and clearing fees less liquidity payments and routing and clearing costs, a $32.3 million, or 18.6%, increase in access and capacity fees, and a $14.2 million, or 8.1%, increase in market data fees.

The following summarizes the components of revenues less cost of revenues for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	Percent	September 30,		Increase/	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Transaction and clearing fees less liquidity payments and routing and clearing costs	$238.6	$171.2	$67.4	39.4%	$693.3	$609.3	$84.0	13.8%
Access and capacity fees	72.8	60.6	12.2	20.1%	206.3	174.0	32.3	18.6%
Market data fees	62.0	59.5	2.5	4.2%	188.6	174.4	14.2	8.1%
Regulatory fees, less Section 31 fees	6.7	8.4	(1.7)	(20.2)%	24.4	27.5	(3.1)	(11.3)%
Royalty fees	(22.0)	(17.6)	(4.4)	25.0%	(62.6)	(64.4)	1.8	(2.8)%
Other	11.4	9.9	1.5	15.2%	35.6	26.4	9.2	34.8%
Revenues less cost of revenues	$369.5	$292.0	$77.5	26.5%	$1,085.6	$947.2	$138.4	14.6%

Transaction and Clearing Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction and clearing fees less liquidity payments and routing and clearing costs (“Net Transaction and Clearing Fees”) increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increase for the three months ended September 30, 2021 was primarily due to a 42.9% increase in index options ADV, a 19.5% increase in multi-listed options ADV, and additional net transaction and clearing fees attributable to BIDS, which the Company acquired in the fourth quarter of 2020. The increase for the nine months ended September 30, 2021 was primarily due to a 20.7% increase in multi-listed options ADV and additional net transaction and clearing fees attributable to EuroCCP and BIDS, which the Company acquired in the third and fourth quarters of 2020, respectively, partially offset by a 21.7% decrease in net capture on the U.S. Equities exchanges.

Access and Capacity Fees

Access and capacity fees increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to an increase in logical port revenue in the Options, Europe and Asia Pacific, and North American Equities segments and an increase in physical port revenue in the North American Equities, Options, and Europe and Asia Pacific segments.

Market Data Fees

Market data fees increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. For the three months ended September 30, 2021, the increase was primarily due to an increase in subscribers and additional revenue attributed to Chi-X Asia Pacific, which was acquired in the third quarter of 2021, partially offset by a decrease in tape plan market data revenue within the North American Equities segment resulting from a decrease in market share. For the nine months ended September 30, 2021, the increase was primarily due to an increase in subscribers and additional revenue attributed to Chi-X Asia Pacific and Trade Alert, which were acquired during the third quarter of 2021 and the second quarter of 2020, respectively.

Regulatory Fees, less Section 31 Fees

Regulatory fees, less Section 31 fees, decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to a decrease in fines and assessment fees.

Royalty Fees

Royalty fees increased for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to an increase in trading volume in licensed products. Royalty fees decreased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to a decline in fees from PULSe, which was decommissioned in the fourth quarter of 2020, partially offset by increased fees related to the dissemination of market data through CSMI.

Other

Other revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increase for the three months ended September 30, 2021 was primarily due to an increase in trade reporting revenue within the Europe and Asia Pacific segment. For the nine months ended September 30, 2021, the increase was primarily due to additional net interest income from EuroCCP, which the Company acquired in the third quarter of 2020, as well as an increase in trade reporting revenue within the Europe and Asia Pacific segment.

Operating Expenses

Total operating expenses for the three and nine months ended September 30, 2021 compared to the same periods in 2020 increased $26.1 million, or 17.1%, and $80.5 million, or 19.2%, respectively, primarily due to increases in compensation and benefits, professional fees and outside services, and technology support services related to acquisitions, partially offset by a decrease in other expenses.

The following summarizes changes in operating expenses for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	Percent	September 30,		Increase/	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Compensation and benefits	$74.0	$59.2	$14.8	25.0%	$214.0	$167.4	$46.6	27.8%
Depreciation and amortization	42.8	39.5	3.3	8.4%	125.4	118.0	7.4	6.3%
Technology support services	16.7	15.1	1.6	10.6%	50.1	39.5	10.6	26.8%
Professional fees and outside services	24.0	15.8	8.2	51.9%	62.0	43.0	19.0	44.2%
Travel and promotional expenses	2.3	1.2	1.1	91.7%	5.8	4.2	1.6	38.1%
Facilities costs	5.8	4.5	1.3	28.9%	16.5	12.7	3.8	29.9%
Acquisition-related costs	6.7	6.2	0.5	8.1%	11.9	16.4	(4.5)	(27.4)%
Other expenses	6.5	11.2	(4.7)	(42.0)%	14.6	18.6	(4.0)	(21.5)%
Total operating expenses	$178.8	$152.7	$26.1	17.1%	$500.3	$419.8	$80.5	19.2%

Compensation and Benefits

Compensation and benefits increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. For the three months ended September 30, 2021, the increase was primarily due to a $15.5 million increase in salaries, wages, benefits, and bonus expense, primarily driven by increased headcount, including a $6.6 million increase in compensation expense related to acquisitions, partially offset by a $1.1 million increase in capitalized wages. For the nine months ended September 30, 2021, the increase was primarily due to a $37.2 million increase in salaries, wages, and bonus expense, primarily driven by increased headcount, including a $20.9 million increase in compensation expense related to acquisitions, and a $7.9 million increase in benefits, including a $3.3 million increase related to acquisitions and a $1.3 million increase related to healthcare rebates received in 2020 that did not recur in 2021.

Depreciation and Amortization

Depreciation and amortization increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to an increase in depreciation and amortization expense resulting from the acquisitions made in 2020 and 2021 coupled with an increase in leasehold improvements related to the new headquarters location, partially offset by a decline in amortization under the discounted cash flow method for the intangibles acquired in the Bats acquisition.

Technology Support Services

Technology support services increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. For the three months ended September 30, 2021, the increase was primarily due to increases in software license fees and hardware maintenance, as well as increased market data support service fees and data center hosting fees related to the acquisitions made in 2020 and 2021. For the nine months ended September 30, 2021, the increase was primarily due to increased market data support service fees, data center hosting, and network and phone connectivity support services fees related to the acquisitions made in 2020 and 2021.

Professional Fees and Outside Services

Professional fees and outside services increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. For the three months ended September 30, 2021, the increase was primarily due to increases in legal fees and regulatory costs. For the nine months ended September 30, 2021, the increase was primarily due to an increase in legal fees and regulatory costs, as well as increases in contract services and consulting fees related to the acquisitions made in 2020.

Travel and Promotional Expenses

Travel and promotional expenses increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. For the three months ended September 30, 2021, the increase was primarily due to an increase in marketing expenses. For the nine months ended September 30, 2021, the increase was primarily due to an increase in marketing expenses, partially offset by lower travel expenses as a result of travel restrictions implemented in March 2020 in response to the COVID-19 pandemic.

Facilities Costs

Facilities costs increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to an increase in rent expense related to the new headquarters building, the acquisitions made in 2020 and 2021, and the new trading floor location.

Acquisition-Related Costs

Acquisition-related costs increased for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to an increase in professional fees and other expenses. Acquisition-related costs decreased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to impairment charges related to facilities recorded in the second quarter of 2020 that did not recur in 2021, partially offset by an increase in professional fees and other expenses, as well as an increase in impairment charges related to investments.

Other Expenses

Other expenses decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to a provision for the notes receivable recorded in the third quarter of 2020 that did not recur in 2021, partially offset by increases in charitable contributions, taxes, training and education.

Operating Income

As a result of the items above, operating income for the three and nine months ended September 30, 2021 was $190.7 million and $585.3 million compared to $139.3 million and $527.4 million, respectively, for same periods in 2020.

Interest Expense, Net

Net interest expense increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increase for the three months ended September 30, 2021 was primarily due to additional interest expense related to the 1.625% Senior Notes issued in the fourth quarter of 2020. The increase for the nine months ended September 30, 2021 was primarily due to commitment fees related to the EuroCCP Credit Facility, which was entered into in July 2020 and subsequently amended and restated in July 2021, as well as additional interest expense related to the 1.625% Senior Notes issued in the fourth quarter of 2020.

Other (Expense) Income, Net

Net other income decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to the $32.6 million bargain purchase gain related to the EuroCCP acquisition recorded in the third quarter of 2020.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the three months ended September 30, 2021 was $173.8 million compared to $163.4 million for the same period in 2020, an increase of $10.4 million.

As a result of the above, income before income tax provision for the nine months ended September 30, 2021 was $545.9 million compared to $537.5 million for the same period in 2020, an increase of $8.4 million.

Income Tax Provision

The effective tax rate from continuing operations was 30.7% and 32.7% for the three months ended September 30, 2021 and 2020, respectively, and 33.5% and 29.1% for the nine months ended September 30, 2021 and 2020, respectively. The lower effective tax rate for the three months ended September 30, 2021 is primarily due to the enactment of a UK tax rate increase in the third quarter of 2020 which triggered the remeasurement of UK deferred tax liabilities. The higher effective tax rate for the nine months ended September 30, 2021 is primarily due to the remeasurement of UK deferred tax liabilities following the UK tax rate increase enacted during the second quarter of 2021 and effective April 1, 2023.

Net Income

As a result of the items above, net income for the three months ended September 30, 2021 was $120.4 million compared to $109.9 million for the three months ended September 30, 2020, an increase of $10.5 million.

As a result of the items above, net income for the nine months ended September 30, 2021 was $363.1 million compared to $380.9 million for the nine months ended September 30, 2020, a decrease of $17.8 million.

Segment Operating Results

We report results from our five segments: Options, North American Equities, Futures, Europe and Asia Pacific (formerly Europe), and Global FX. Segment performance is primarily based on operating income (loss). We have aggregated all corporate costs, as well as other business ventures, within Corporate Items and Eliminations as those activities should not be used to evaluate a segment’s operating performance. All operating expenses that relate to activities of a specific segment have been allocated to that segment.

The following summarizes our total revenues by segment:

				Percentage					Percentage of
				of Total					Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2021	2020	Change	2021	2020	2021	2020	Change	2021	2020

	(in millions, except percentages)					(in millions, except percentages)
Options	$374.3	$312.8	19.7%	45.8%	39.5%	$1,106.7	$986.9	12.1%	42.1%	38.2%
North American Equities	336.3	403.6	(16.7)%	41.2%	50.9%	1,215.8	1,367.8	(11.1)%	46.3%	53.0%
Futures	29.8	24.0	24.2%	3.6%	3.0%	89.7	87.1	3.0%	3.4%	3.4%
Europe and Asia Pacific	61.9	39.1	58.3%	7.6%	4.9%	172.8	97.3	77.6%	6.6%	3.7%
Global FX	14.5	13.2	9.8%	1.8%	1.7%	43.1	43.8	(1.6)%	1.6%	1.7%
Corporate	—	—	—%	—%	—%	0.3	—	100.0%	—%	—%
Total revenues	$816.8	$792.7	3.0%	100.0%	100.0%	$2,628.4	$2,582.9	1.8%	100.0%	100.0%

The following summarizes our revenues less cost of revenues by segment:

				Percentage of					Percentage of
				Total Revenues					Total Revenues
				Less Cost of Revenues					Less Cost of Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2021	2020	Change	2021	2020	2021	2020	Change	2021	2020

	(in millions, except percentages)					(in millions, except percentages)
Options	$192.2	$148.1	29.8%	52.0%	50.7%	$552.5	$487.2	13.4%	50.9%	51.5%
North American Equities	85.6	75.8	12.9%	23.2%	26.0%	270.9	253.0	7.1%	25.0%	26.7%
Futures	28.9	23.3	24.0%	7.8%	8.0%	86.9	84.3	3.1%	8.0%	8.9%
Europe and Asia Pacific	48.5	31.6	53.5%	13.1%	10.8%	132.2	78.9	67.6%	12.2%	8.3%
Global FX	14.3	13.2	8.3%	3.9%	4.5%	42.8	43.8	(2.3)%	3.9%	4.6%
Corporate	—	—	—%	—%	—%	0.3	—	100.0%	—%	—%
Total revenues less cost of revenues	$369.5	$292.0	26.5%	100.0%	100.0%	$1,085.6	$947.2	14.6%	100.0%	100.0%

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2021	2020	Change	2021	2020	2021	2020	Change	2021	2020
Revenues less cost of revenues	$192.2	$148.1	29.8%	51.3%	47.3%	$552.5	$487.2	13.4%	49.9%	49.4%
Operating expenses	55.7	53.7	3.7%	14.9%	17.2%	162.1	156.0	3.9%	14.6%	15.8%
Operating income	$136.5	$94.4	44.6%	36.5%	30.2%	$390.4	$331.2	17.9%	35.3%	33.6%
EBITDA (1)	$143.3	$102.1	40.4%	38.3%	32.6%	$410.7	$354.1	16.0%	37.1%	35.9%
EBITDA margin (2)	74.6%	68.9%	*	*	*	74.3%	72.7%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $44.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a 42.9% increase in index options ADV, a 19.5% increase in multi-listed options ADV, and a 23.2% increase in multi-listed options net capture. For the three months ended September 30, 2021, operating income for the Options segment increased $42.1 million compared to the three months ended September 30, 2020, primarily due to an increase in revenues less cost of revenues. Operating expenses increased $2.0 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in compensation and benefits.

Revenues less cost of revenues increased $65.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a 20.7% increase in multi-listed options ADV, a 28.3% increase in multi-listed options net capture, and an increase in access and capacity fees. For the nine months ended September 30, 2021, operating income for the Options segment increased $59.2 million compared to the nine months ended September 30, 2020, primarily due to an increase in revenues less cost of revenues. Operating expenses increased $6.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in compensation and benefits.

North American Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our North American Equities segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2021	2020	Change	2021	2020	2021	2020	Change	2021	2020
Revenues less cost of revenues	$85.6	$75.8	12.9%	25.5%	18.8%	$270.9	$253.0	7.1%	22.3%	18.5%
Operating expenses	54.1	42.7	26.7%	16.1%	10.6%	156.9	115.0	36.4%	12.9%	8.4%
Operating income	$31.5	$33.1	(4.8)%	9.4%	8.2%	$114.0	$138.0	(17.4)%	9.4%	10.1%
EBITDA (1)	$50.1	$50.0	0.2%	14.9%	12.4%	$170.5	$188.9	(9.7)%	14.0%	13.8%
EBITDA margin (2)	58.5%	66.0%	*	*	*	62.9%	74.7%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $9.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to additional revenue attributable to BIDS, which the

Company acquired in the fourth quarter of 2020. For the three months ended September 30, 2021, operating income for the North American Equities segment decreased $1.6 million compared to the three months ended September 30, 2020, primarily due to an increase in operating expenses. Operating expenses increased $11.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in compensation and benefits as a result of the MATCHNow and BIDS acquisitions, which the Company completed in the third and fourth quarters of 2020, respectively, as well as an increase in professional fees and outside services, partially offset by a decrease in other operating expenses.

Revenues less cost of revenues increased $17.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to additional revenue attributable to BIDS, which the Company acquired in the fourth quarter of 2020, partially offset by a 21.7% decrease in U.S. equities exchange net capture. For the nine months ended September 30, 2021, operating income for the North American Equities segment decreased $24.0 million compared to the nine months ended September 30, 2020, primarily due to an increase in operating expenses. Operating expenses increased $41.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increases in compensation and benefits and professional fees and outside services, as well as an increase in depreciation and amortization as a result of the MATCHNow and BIDS acquisitions, which the Company completed in the third and fourth quarters of 2020, respectively.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2021	2020	Change	2021	2020	2021	2020	Change	2021	2020
Revenues less cost of revenues	$28.9	$23.3	24.0%	97.0%	97.1%	$86.9	$84.3	3.1%	96.9%	96.8%
Operating expenses	12.6	13.2	(4.5)%	42.3%	55.0%	37.8	39.0	(3.1)%	42.1%	44.8%
Operating income	$16.3	$10.1	61.4%	54.7%	42.1%	$49.1	$45.3	8.4%	54.7%	52.0%
EBITDA (1)	$17.0	$10.9	56.0%	57.0%	45.4%	$51.1	$47.6	7.4%	57.0%	54.6%
EBITDA margin (2)	58.8%	46.8%	*	*	*	58.8%	56.5%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $5.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a 29.5% increase in Futures ADV. For the three months ended September 30, 2021, operating income for the Futures segment increased $6.2 million compared to the three months ended September 30, 2020, primarily due to higher revenues less cost of revenues. Operating expenses decreased $0.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a decrease in other operating expenses.

Revenues less cost of revenues increased $2.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a 7.5% increase in Futures ADV, partially offset by a 3.0% decline in Futures revenue per contract. For the nine months ended September 30, 2021, operating income for the Futures segment increased $3.8 million compared to the nine months ended September 30, 2020, primarily due to higher revenues less cost of revenues. Operating expenses decreased $1.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a decrease in other operating expenses.

Europe and Asia Pacific

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Europe and Asia Pacific segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2021	2020	Change	2021	2020	2021	2020	Change	2021	2020
Revenues less cost of revenues	$48.5	$31.6	53.5%	78.4%	80.8%	$132.2	$78.9	67.6%	76.5%	81.1%
Operating expenses	35.9	22.3	61.0%	58.0%	57.0%	91.8	54.7	67.8%	53.1%	56.2%
Operating income	$12.6	$9.3	35.5%	20.4%	23.8%	$40.4	$24.2	66.9%	23.4%	24.9%
EBITDA (1)	$22.5	$48.9	(54.0)%	36.3%	125.1%	$67.0	$78.1	(14.2)%	38.8%	80.3%
EBITDA margin (2)	46.4%	154.7%	*	*	*	50.7%	99.0%	*	*	*

*Not meaningful

(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $16.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a 28.6% increase in European Equities matched and touched ADNV and additional revenue attributable to Chi-X Asia Pacific, which the Company acquired in the third quarter of 2021, as well as a favorable exchange rate impact from British Pounds to U.S. dollars. For the three months ended September 30, 2021, operating income for the Europe and Asia Pacific segment increased $3.3 million compared to the three months ended September 30, 2020, due to higher revenues less cost of revenues. Operating expenses increased $13.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in compensation and benefits and depreciation and amortization as a result of the Chi-X Asia Pacific acquisition, as well as the exchange rate impact from British Pounds to U.S. dollars.

Revenues less cost of revenues increased $53.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to additional revenue attributable to EuroCCP and Chi-X Asia Pacific, which the Company acquired in the third quarter of 2020 and the fourth quarter of 2021, respectively, and an increase in access and capacity fees, as well as a favorable exchange rate impact from British Pounds to U.S. dollars. For the nine months ended September 30, 2021, operating income for the Europe and Asia Pacific segment increased $16.2 million compared to the nine months ended September 30, 2020, due to higher revenues less cost of revenues. Operating expenses increased $37.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in compensation and benefits, professional fees and outside services, and technology support services as a result of the EuroCCP and Chi-X Asia Pacific acquisitions, as well as the exchange rate impact from British Pounds to U.S. dollars.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2021	2020	Change	2021	2020	2021	2020	Change	2021	2020
Revenues less cost of revenues	$14.3	$13.2	8.3%	98.6%	100.0%	$42.8	$43.8	(2.3)%	99.3%	100.0%
Operating expenses	14.0	12.6	11.1%	96.6%	95.5%	40.9	39.1	4.6%	94.9%	89.3%
Operating income	$0.3	$0.6	(50.0)%	2.1%	4.5%	$1.9	$4.7	(59.6)%	4.4%	10.7%
EBITDA (1)	$6.3	$6.9	(8.7)%	43.4%	52.3%	$20.1	$24.5	(18.0)%	46.6%	55.9%
EBITDA margin (2)	44.1%	52.3%	*	*	*	47.0%	55.9%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $1.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a 7.3% increase in Global FX ADNV. For the three months ended September 30, 2021, operating income for the Global FX segment decreased $0.3 million compared to the three months ended September 30, 2020, primarily due to an increase in operating expenses. Operating expenses increased $1.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in compensation and benefits and professional fees and outside services, partially offset by a decrease in depreciation and amortization.

Revenues less cost of revenues decreased $1.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a 3.1% decrease in Global FX ADNV. For the nine months ended September 30, 2021, operating income for the Global FX segment decreased $2.8 million compared to the nine months ended September 30, 2020, primarily due to an increase in operating expenses. Operating expenses increased $1.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increases in compensation and benefits and professional fees and outside services, partially offset by a decrease in depreciation and amortization.

Liquidity and Capital Resources

Below are charts that reflect elements of our capital allocation:

We expect our cash on hand at September 30, 2021 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, any dividends, potential strategic acquisitions, and opportunities for common stock repurchases under the previously announced program. We may also utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 10 (“Debt”) of the condensed consolidated financial statements for further information.

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

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of September 30, 2021 increased $147.0 million from December 31, 2020, primarily due to results from operations, proceeds from the term loan modification, and proceeds from available-for-sale financial investments, partially offset by acquisitions, net of cash acquired, purchases of available-for-sale financial investments, cash dividends paid on common stock, and share repurchases under the share repurchase program. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $166.4 million as of September 30, 2021. The remaining balance was held in the United States and totaled $226.0 million as of September 30, 2021. Our cash and cash equivalents held outside of the United States in various foreign subsidiaries as of December 31, 2020 totaled $128.2 million. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include deferred compensation plan assets as well as investments with original or acquired maturities longer than three months but that mature in less than one year from the balance sheet date and are recorded at fair value. As of September 30, 2021 and December 31, 2020, financial investments consisted of U.S. Treasury securities and deferred compensation plan assets.

Cash Flow

The following table summarizes our cash flow data for the nine months ended September 30, 2021 and 2020, respectively (in millions):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$1,285.4	$1,189.4
Net cash used in investing activities	(136.5)	(104.6)
Net cash used in financing activities	(146.5)	(332.6)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	2.5	3.1
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$1,004.9	$755.3

	As of September 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$392.4	$212.7
Restricted cash and cash equivalents (margin deposits and clearing funds)	1,665.6	771.9
Restricted cash and cash equivalents (included in other current assets)	4.4	—
Total	$2,062.4	$984.6

Net Cash Flows Provided by Operating Activities

During the nine months ended September 30, 2021, net cash provided by operating activities was $922.3 million higher than net income. The variance is primarily attributable to the change of $853.5 million of restricted cash and cash equivalents, driven by margin deposits and clearing funds related to EuroCCP, the adjustment for depreciation expense of $125.4 million and the change in unrecognized tax benefits of $32.2 million, partially offset by the change in Section 31 fees payable of $143.2 million for the nine months ended September 30, 2021.

Net cash flows provided by operating activities were $1,285.4 million and $1,189.4 million for the nine months ended September 30, 2021 and 2020, respectively. The change in net cash flows provided by operating activities was primarily due to the change in restricted cash and cash equivalents, driven by margin deposits and clearing funds related to EuroCCP, as well as the change in accounts receivable, partially offset by the change in Section 31 fees payable for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities were $136.5 million and $104.6 million for the nine months September 30, 2021 and 2020, respectively. The variance is primarily due to the change in acquisitions, net of cash acquired and the proceeds from available-for-sale financial investments, partially offset by purchases of available-for-sale financial investments for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities for the nine months ended September 30, 2021 and 2020 were $146.5 million and $332.6 million, respectively. The variance is primarily attributable to a decrease in share repurchases, which were $81.3 million and $261.1 million for the nine months ended September 30, 2021 and 2020, respectively, as well as $110.0 million of proceeds from the term loan modification during the nine months ended September 30, 2021.

Financial Assets

The following summarizes our financial assets, excluding margin deposits and clearing funds, as of September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$392.4	$245.4
Financial investments	26.7	92.4
Less deferred compensation plan assets	(26.2)	(24.5)
Less cash collected for Section 31 fees	—	(103.0)
Adjusted cash (1)	$392.9	$210.3
(1)	Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments, minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Term Loan Agreement	$160.0	$70.0
3.650% Senior Notes	650.0	650.0
1.625% Senior Notes	500.0	500.0
Revolving Credit Agreement	—	—
EuroCCP Credit Facility	—	—
Less unamortized discount and debt issuance costs	(11.1)	(16.1)
Total debt	$1,298.9	$1,203.9

As of September 30, 2021 and December 31, 2020, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of September 30, 2021, we had an additional $250.0 million available through our revolving credit facility, with the ability to borrow another $100.0 million by increasing the commitments under the facility. Together with adjusted cash, we had $742.9 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of September 30, 2021.

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

Under the program, for the three months ended September 30, 2021, the Company did not repurchase any shares of common stock. Since inception of the program through September 30, 2021, the Company has repurchased 18,072,129 shares of common stock at an average cost per share of $68.12, totaling $1.2 billion.

As of September 30, 2021, the Company had $318.9 million of availability remaining under its existing share repurchase authorizations.

Commercial Commitments and Contractual Obligations

As of September 30, 2021, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 10 (“Debt”) for a discussion of the outstanding debt, Note 12 (“Clearing Operations”) for information on EuroCCP’s clearinghouse exposure guarantee, and Note 22 (“Leases”) for discussion on operating leases and equipment leases.

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

Foreign Currency Exchange Rate Risk

Our operations in Europe, Canada and Asia are subject to increased currency translation risk as revenues and expenses are denominated in foreign currencies, primarily the British pound, Canadian dollar, Singapore dollar, Hong Kong dollar, Euro, Australian dollar, and Japanese Yen. We also have de minimis exposure to other foreign currencies, including the Swiss Franc, Norwegian Kroner, Swedish Krona, Danish Kroner, and Philippine Peso.

For the three and nine months ended September 30, 2021, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	British		Canadian	British		Canadian
	Pound (1)	Euro (1)	Dollar (1)	Pound (1)	Euro (1)	Dollar (1)
Foreign denominated % of:
Revenues	2.2%	3.2%	0.2%	1.9%	2.6%	0.2%
Cost of revenues	—%	2.7%	—%	0.1%	1.8%	—%
Operating expenses	1.6%	5.6%	1.4%	3.4%	5.7%	1.5%
Impact of 10% adverse currency fluctuation on:
Revenues	$1.8	$2.6	$0.2	$5.0	$6.7	$0.6
Cost of revenues	—	1.2	—	0.2	2.7	—
Operating expenses	0.3	1.0	0.3	1.7	2.9	0.8
(1)	An average foreign exchange rate to the U.S. dollar for the period was used. See Item 2 (“Management’s Discussion and Analysis”) for the table summarizing the changes in certain operational and financial metrics for more information.

Equity Risk

Our investment in European and Canadian, and Asia Pacific operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European business are denominated in British pounds or Euros. The assets and liabilities of our Canadian business are denominated in Canadian dollars. The assets and liabilities of our Asia Pacific business are denominated in Hong Kong dollars, Australian dollars, Japanese Yen, or Philippine Pesos. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income, net within stockholders' equity on our condensed consolidated balance sheet.

Our primary exposure to this equity risk as of September 30, 2021 is presented by foreign currency in the following table (in millions):

	British		Canadian
	Pounds (1)	Euro (1)	Dollars (1)
Net equity investment in Cboe Europe, EuroCCP, and MATCHNow	$674.3	$90.9	$148.1
Impact on consolidated equity of a 10% adverse currency fluctuation	67.4	9.1	14.8
(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds per U.S. dollar, Euros per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of September 30, 2021.

Credit Risk

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by considering such risk when selecting the counterparties with which we make investments and execute agreements.

We do not have counterparty credit risk with respect to trades matched on our exchanges in the U.S., Canada, and Europe. With respect to listed equities, we deliver matched trades of our customers to the National Security Clearing Corporation (“NSCC”) without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all equity transactions occurring on BZX, BYX, EDGX and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, EDGX and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades. With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on MATCHNow and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. The BIDS Trading ATS platform delivers matched trades to BofA Securities, Inc., which delivers the matched trades to the NSCC. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Chi-X Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we deliver matched trades of our customers to the Japanese Securities Clearing Corporation, which acts as a central counterparty on all transactions occurring on Chi-X Japan and, as such, guarantees clearance and settlement on all of our matched trades in Japan.

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

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of September 30, 2021 and 2020, our cash and cash equivalents and financial investments were $419.1 million and $235.5 million, respectively, of which $166.4 million and $116.8 million is held outside of the United States in various foreign subsidiaries in 2021 and 2020, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

As of September 30, 2021, we had $1,298.9 million in outstanding debt, of which $1,139.5 million relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. The remaining amounts outstanding of $159.4 million relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in interest rates relating to the amounts outstanding under the Term Loan Agreement as of September 30, 2021 would decrease annual pre-tax earnings by $1.6 million, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the EuroCCP Credit Facility, as these facilities bear interest at fluctuating rates. As of September 30, 2021, there were no outstanding borrowings under our Revolving Credit agreement and no outstanding borrowings under the EuroCCP Credit Facility. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.

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
b)Internal controls over financial reporting. As of September 30, 2021, we have integrated the acquired European Central Counterparty N.V. operations into our overall internal controls over financial reporting.

Except as described above, no changes occurred in the Company’s internal control over financial reporting during third quarter 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CT Plan Order (Continuation of Consolidated Data Plans Proceeding)

On May 6, 2020, the SEC issued an order (the “Consolidated Data Plan Order”) that directed the U.S. equities exchanges and FINRA to submit a new National Market System (“NMS”) Plan regarding Consolidated Equity Market Data. The contemplated new NMS Plan is referred to as the “CT Plan” and it will replace three Equity Data Plans that govern the dissemination of real-time, consolidated market data for NMS stocks. The Consolidated Data Plan Order set forth certain changes to be included in the proposed CT Plan, including governance structure changes related to voting rights and a deadline of August 11, 2020 by which the proposed CT Plan had to be filed.

On June 29, 2020, the Company filed a Petition for Review (“PFR”) with the Court of Appeals for the D.C. Circuit Court (“D.C. Circuit) challenging the Consolidated Data Plan Order. Briefing concluded on March 12, 2021 and oral argument was held on April 26, 2021. On June 15, 2021, the D.C. Circuit issued an order dismissing the PFR for lack of jurisdiction, holding that the Consolidated Data Plan Order was not a “final order” because the SEC had not determined whether the challenged features would make it into the new CT Plan.

On August 6, 2021, the SEC issued an order approving the CT Plan that was previously filed on August 11, 2020 (as mandated by the Consolidated Data Plan Order) and subject to public comment (“CT Plan Order”). On August 9, 2021, the Company filed another PFR with the D.C. Circuit challenging the CT Plan Order and the prior Consolidated Data Plan Order. On September 13, 2021, the Company filed a motion requesting that the D.C. Circuit stay the CT Plan Order pending resolution of the appeal and also requesting that the D.C. Circuit expedite the appeal. On October 13, 2021, the D.C. Circuit granted the motion to stay the CT Plan order and to expedite the appeal. A briefing schedule has been established and briefing will occur in the fourth quarter of 2021 and conclude in the first quarter of 2022.

The new CT Plan approved by the SEC may cause the Company’s equities exchanges, BZX, BYX, EDGX, and EDGA, to require additional resources to comply with or challenge such new consolidated data plan and it may have a material impact on our business, financial condition and operating results if, for example, there is a negative impact on the applicable market data revenues that we receive that are generated from such new plan.

Market Data Infrastructure Final Rule

On December 9, 2020, the SEC issued a Market Data Infrastructure Final Rule (“Final Rule”), which makes significant additions to the content available on the Securities Information Processors (“SIPs”) and replaces the exclusive processors with a competing consolidator model. The Final Rule is limited to market data disseminated by the equities SIPs and does not apply to proprietary market data, or the dissemination of options market data through OPRA.

On February 5, 2021, the Company filed a Petition for Review (the “2/5 PFR”) with the Court of Appeals for the D.C. Circuit challenging the Final Order. Additionally, on February 5, 2021, the Company filed a motion for stay of the Final Rule with the SEC, which the SEC denied on March 24, 2021.

On March 24, 2021, the SEC filed a Motion to Dismiss (“MTD”) with the D.C. Circuit: (1) arguing that the PFR is not ripe because the Final Rule had not been published in the Federal Register (“FR”), (2) suggesting (if there is ambiguity) that the D.C. Circuit clarify whether publication in the FR opens the filing window, and (3) suggesting that the D.C. Circuit could hold the case in abeyance pending filing of a PFR after publication in the FR.

On April 9, 2021, the Final Rule was published in the FR. On April 13, 2021, the Company filed another PFR (the “4/13 PFR””) as a protective measure in the event the D.C. Circuit determined that the time to file a PFR does not commence until publication of the Final Rule in the FR.

On June 15, 2021, the D.C. Circuit entered an order granting the SEC’s MTD respecting the 2/5 PFR. This order does not affect the 4/13 PFR, which was filed after publication of the Final Rule in the FR on April 9, 2021. On July 9, 2021, the D.C. Circuit entered a briefing schedule and briefing is scheduled to conclude on January 20, 2022.

The implementation of the Final Rule could cause Cboe’s equities exchanges, BZX, BYX, EDGX, and EDGA, to require additional resources to comply with or to challenge the new rules and they may have a material impact on our business, financial condition and operating results if, for example, there are lower SIP plan revenues or we must reduce the fees we charge for market data. The Company intends to litigate the matter vigorously.

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

We are a party to a number of license agreements pursuant to which we may list for trading products based on various indices including pursuant to license agreements that we have with S&P, Dow Jones, LSEG and MSCI. These license agreements authorize us to list products based on a number of indices, and some of the resulting index options and futures are among the most actively traded products on our exchanges. We also enter into licensing agreements pursuant to which we calculate and disseminate values of proprietary indices. We believe that demand for our products is based in part on market perception of the quality and integrity of these indices. The quality and integrity of each of these indices are dependent on the ability of the index providers, including us, to maintain the index, including by means of the calculation and rebalancing of the index, and are dependent on the index providers for a number of things, including the provision of index data. We also rely on index providers to enforce intellectual property rights against unlicensed uses of the indices and uses of the indices that infringe on our licenses. Furthermore, some of our agreements concerning our proprietary products provide for the parties to those agreements to provide important services to us. If any of our index providers, including us, are unable to maintain the quality and integrity of their indices, or if any of the index providers or service providers fail to perform their obligations under the agreements, trading in these products, and therefore transaction fees we receive, may be materially adversely affected or we may not receive the financial benefits of the agreements that we negotiated.

We have in the past discovered instances, and we may in the future discover instances, where the spot Cboe Volatility Index (“VIX Index”) calculation differs from the calculation described in the VIX White Paper, which details the formula used for deriving values related to the VIX Index, including those instances that we announced on July 30, 2021. In those certain instances, the calculation of the spot VIX Index was not possible, resulting in the republication of the last published spot VIX Index value. In addition, from time to time we have in the past also discovered issues, and we may in the future discover issues, in the spot VIX Index calculation, such as incorrectly zeroing-out market quotes in the calculation of the spot VIX Index. Differences in the calculations or incorrect calculations of spot VIX Index values or our other spot volatility indices or the failure to implement any planned changes may result in the loss of perceived quality and integrity of our indices, loss of demand for our products, increased potential for investigations and enforcement proceedings, and increased exposure to third party claims and related litigation expenses, which could have a material adverse effect on our business, financial condition and operating results.

Changes in the tax laws and regulations affecting us, our products and our market participants could have a material adverse effect on our business.

Legislation may be proposed, both domestically and internationally, that could add a transaction tax on our products or change the way that our market participants are taxed on the products they trade on our markets. More recently, a number of federal, state and local jurisdictions in the U.S. and EU Member States have considered a financial transaction tax, but many details remain to be discussed and agreed, including how to assess the tax.  Additionally, the proposed Modernization of Derivatives Tax Act of 2021 would introduce in the U.S. mark-to-market tax treatment for all derivatives contracts and require gains and losses be taxed at ordinary income tax rates.  If such proposals were to become law, they could have a negative impact on the securities industry and on us by making transactions more costly to market participants, which may impact derivatives trading behavior, reduce trading or clearing and could make our markets less competitive, and they could result in a reduction in volumes and liquidity, which would have a negative impact on our operations.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase program

In 2011, the board of directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and approved additional authorizations of $100 million in each of 2012, 2013, 2014, 2015 and 2016, $250 million in each of 2018, 2019 and 2020, and $200 million in February 2021, for a total authorization of $1.6 billion. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The Company did not repurchase shares of its common stock under its share repurchase program during the third quarter of 2021 and had $318.9 million of availability remaining under its existing share repurchase authorizations as of September 30, 2021.

Purchase of common stock from employees

The table below reflects the acquisition of common stock by the Company in the three months ended September 30, 2021 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31, 2021	464	$118.00
August 1 to August 31, 2021	998	127.00
September 1 to September 30, 2021	—	—
Total	1,462

Use of Proceeds

None.

Item 3.       Defaults upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

Exhibit No.	Description

3.1	Seventh Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on August 5, 2021.

10.1

Amendment No. 18 to the Restated License Agreement, dated November 1, 1994, by and between Standard & Poor’s Financial Services LLC (as successor-in-interest to Standard & Poor’s, a division of McGraw-Hill, Inc.) and Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), made as of October 26, 2021 (filed herewith).+

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
Date: October 29, 2021

By:	/s/ Brian N. Schell
Brian N. Schell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: October 29, 2021