Form 10-Q
period 2022-03-31
Cboe Global Markets, Inc.
filed 2022-04-29
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	April 22, 2022
Common Stock, par value $0.01 per share	106,188,570 shares

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

●	“Cboe,” “we,” “us,” “our” or “the Company” refers to Cboe Global Markets, Inc. and its subsidiaries.
●	“ADV” means average daily volume.
●	“ADNV” means average daily notional value.
●	“AFM” refers to the Netherlands Authority for the Financial Markets.
●	“ATS” refers to an alternative trading system.
●	“Bats Global Markets” and “Bats” refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
●	“BIDS Trading” refers to BIDS Trading, L.P., a wholly-owned subsidiary of Cboe Global Markets, Inc. The ATS operated by BIDS Trading is not a registered national securities exchange or a facility thereof.
●	“BYX” refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“C2” refers to Cboe C2 Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Asia Pacific” refers to Chi-X Holdings Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Australia” refers to Cboe Australia Pty Ltd. (formerly known as Chi-X Australia Pty. Ltd.), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Chi-X Europe” refers to Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Europe Equities and Derivatives” refers to the combined businesses of Cboe Europe and Cboe NL.
●	“Cboe Europe” refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the UK operator of our Multilateral Trading Facility (“MTF”), our Regulated Market (“RM”), and our Approved Publication Arrangement (“APA”) under its Recognized Investment Exchange (“RIE”) status.
●	“Cboe FX” refers to Cboe FX Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Japan” refers to Cboe Japan Ltd. (formerly known as Chi-X Japan Ltd.), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe NL” refers to Cboe Europe BV, a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
●	“Cboe Options” refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe SEF” refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Swiss” refers to Cboe Switzerland GmbH, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Trading” refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United States.
●	“CFE” refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFTC” refers to the U.S. Commodity Futures Trading Commission.
●	“EDGA” refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“EDGX” refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“ErisX” refers to Eris Digital Holdings, LLC.
●	“ESMA” refers to the European Securities and Markets Authority.
●	“EuroCCP” refers to European Central Counterparty N.V., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Exchanges” refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.
●	“FASB” refers to the Financial Accounting Standards Board.
●	“FCA” refers to the UK Financial Conduct Authority.
●	“FINRA” refers to the Financial Industry Regulatory Authority.
●	“GAAP” refers to Generally Accepted Accounting Principles in the United States.
●	“IIROC” refers to the Investment Industry Regulatory Organization of Canada.
●	“MATCHNow” refers to TriAct Canada Marketplace LP, a wholly-owned subsidiary of Cboe Global Markets, Inc., the operator of our Canadian ATS called MATCHNow.
●	“Merger” refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
●	“NEO” refers to Aequitas Innovations, Inc.
●	“OCC” refers to The Options Clearing Corporation.
●	“OPRA” refers to Options Price Reporting Authority, LLC.
●	“SEC” refers to the U.S. Securities and Exchange Commission.
●	“SPX” refers to our S&P 500 Index exchange-traded options products.
●	“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
●	“VIX” refers to our Cboe Volatility Index exchange traded options and futures products.

TRADEMARK AND OTHER INFORMATION

Cboe®, Cboe Global Markets®, Bats®, BIDS Trading®, BYX®, BZX®, Cboe Volatility Index®, CFE®, EDGA®, EDGX®, EuroCCP®, Hybrid®, LiveVol®, MATCHNow®, Options Institute®, Silexx®, VIX® and XSP® are registered trademarks, and Cboe Futures ExchangeSM, Cboe BIDS EuropeSM, C2SM, f(t)optionsSM, HanweckSM, NANOSM, Nanos by CboeSM, and Trade AlertSM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in this Quarterly Report and our other filings with the SEC.

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

Some factors that could cause actual results to differ include:

●	the loss of our right to exclusively list and trade certain index options and futures products;
●	economic, political and market conditions;
●	compliance with legal and regulatory obligations;
●	price competition and consolidation in our industry;
●	decreases in trading or clearing volumes, market data fees or a shift in the mix of products traded on our exchanges;
●	legislative or regulatory changes or changes in tax regimes;
●	our ability to protect our systems and communication networks from security risks, cybersecurity risks, insider threats and unauthorized disclosure of confidential information;
●	our ability to attract and retain skilled management and other personnel;
●	increasing competition by foreign and domestic entities;
●	our dependence on and exposure to risk from third parties;
●	fluctuations to currency exchange rates;
●	factors that impact the quality and integrity of our indices;
●	the impact of the novel coronavirus (“COVID-19”) pandemic;
●	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
●	our ability to minimize the risks, including our credit and default risks, associated with operating a European clearinghouse;
●	our ability to accommodate trading and clearing volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;
●	misconduct by those who use our markets or our products or for whom we clear transactions;
●	challenges to our use of open source software code;
●	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;
●	our ability to maintain BIDS Trading as an independently managed and operated trading venue, separate from and not integrated with our registered national securities exchanges;
●	damage to our reputation;
●	the ability of our compliance and risk management methods to effectively monitor and manage our risks;
●	our ability to manage our growth and strategic acquisitions or alliances effectively;
●	restrictions imposed by our debt obligations and our ability to make payments on or refinance our debt obligations;
●	our ability to maintain an investment grade credit rating;

●	impairment of our goodwill, long-lived assets, investments or intangible assets;
●	the accuracy of our estimates and expectations;
●	litigation risks and other liabilities; and
●	if the acquisition of ErisX is consummated, operating a digital asset business.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except par value data and share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$659.4	$341.9
Financial investments	48.7	37.1
Accounts receivable, net of $0.9 allowance for credit losses at March 31, 2022 and $1.0 at December 31, 2021	380.3	326.9
Margin deposits and clearing funds	1,810.3	745.9
Income taxes receivable	—	42.7
Other current assets	36.5	36.8
Total current assets	2,935.2	1,531.3

Investments	244.5	245.8
Land	2.3	2.3
Property and equipment, net	106.7	105.2
Operating lease right of use assets	122.5	110.1
Goodwill	3,018.1	3,025.4
Intangible assets, net	1,628.6	1,668.6
Other assets, net	140.2	125.8
Total assets	$8,198.1	$6,814.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$387.1	$295.4
Section 31 fees payable	36.2	40.8
Deferred revenue	26.4	15.2
Margin deposits and clearing funds	1,810.3	745.9
Income taxes payable	32.5	8.2
Current portion of contingent consideration liabilities	48.6	63.8
Total current liabilities	2,341.1	1,169.3

Long-term debt	1,593.6	1,299.3
Unrecognized tax benefits	163.0	197.9
Deferred income taxes	352.4	372.7
Non-current operating lease liabilities	141.3	129.2
Contingent consideration liabilities	4.7	6.7
Other non-current liabilities	34.7	34.6
Total liabilities	4,630.8	3,209.7
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 108,369,053 and 106,188,570 shares issued and outstanding, respectively at March 31, 2022 and 108,159,319 and 106,646,498 shares issued and outstanding, respectively at December 31, 2021	1.1	1.1
Common stock in treasury, at cost, 2,180,483 shares at March 31, 2022 and 1,512,821 shares at December 31, 2021	(185.2)	(106.8)
Additional paid-in capital	1,518.6	1,509.4
Retained earnings	2,203.7	2,145.5
Accumulated other comprehensive income, net	29.1	55.6
Total stockholders’ equity	3,567.3	3,604.8
Total liabilities and stockholders’ equity	$8,198.1	$6,814.5

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Cash and spot markets	$461.9	$548.9
Data and access solutions	118.9	100.6
Derivatives markets	393.7	361.3
Total revenues	974.5	1,010.8
Cost of revenues:
Liquidity payments	467.5	501.8
Routing and clearing	22.3	27.1
Section 31 fees	35.7	91.9
Royalty fees and other cost of revenues	30.9	24.5
Total cost of revenues	556.4	645.3
Revenues less cost of revenues	418.1	365.5
Operating expenses:
Compensation and benefits	81.2	72.3
Depreciation and amortization	40.9	42.0
Technology support services	19.2	17.2
Professional fees and outside services	19.7	15.6
Travel and promotional expenses	2.9	1.6
Facilities costs	6.5	5.3
Acquisition-related costs	2.0	3.4
Other expenses	6.0	3.5
Total operating expenses	178.4	160.9
Operating income	239.7	204.6
Non-operating (expenses) income:
Interest expense, net	(10.8)	(12.3)
Other (expense) income, net	(4.0)	0.6
Income before income tax provision	224.9	192.9
Income tax provision	115.3	55.7
Net income	109.6	137.2
Net income allocated to participating securities	(0.4)	(0.4)
Net income allocated to common stockholders	$109.2	$136.8
Basic earnings per share	$1.02	$1.27
Diluted earnings per share	$1.02	$1.27

Basic weighted average shares outstanding	106.6	107.3
Diluted weighted average shares outstanding	106.8	107.4

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended
	March 31,
	2022	2021
Net income	$109.6	$137.2
Other comprehensive (loss) income, net of income tax:
Foreign currency translation adjustments	(26.5)	4.8
Comprehensive income	83.1	142.0
Comprehensive income allocated to participating securities	(0.4)	(0.4)
Comprehensive income allocated to common stockholders, net of income tax	$82.7	$141.6

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2022 and March 31, 2021

(unaudited)

(in millions, except per share amounts)

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	income, net	equity
Balance at December 31, 2021	$—	$1.1	$(106.8)	$1,509.4	$2,145.5	$55.6	$3,604.8
Cash dividends on common stock of $0.48 per share	—	—	—	—	(51.4)	—	(51.4)
Stock-based compensation	—	—	—	9.1	—	—	9.1
Repurchases of common stock from employee stock plans	—	—	(8.4)	—	—	—	(8.4)
Purchase of common stock	—	—	(70.0)	—	—	—	(70.0)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	109.6	—	109.6
Other comprehensive loss	—	—	—	—	—	(26.5)	(26.5)
Balance at March 31, 2022	$—	$1.1	$(185.2)	$1,518.6	$2,203.7	$29.1	$3,567.3

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	income, net	equity
Balance at December 31, 2020	$—	$1.2	$(1,250.4)	$2,713.3	$1,809.8	$75.0	$3,348.9
Cash dividends on common stock of $0.42 per share	—	—	—	—	(45.3)	—	(45.3)
Stock-based compensation	—	0.1	—	11.7	—	—	11.8
Repurchases of common stock from employee stock plans	—	—	(5.7)	—	—	—	(5.7)
Purchase of common stock	—	—	(47.6)	—	—	—	(47.6)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	137.2	—	137.2
Other comprehensive income	—	—	—	—	—	4.8	4.8
Balance at March 31, 2021	$—	$1.3	$(1,303.7)	$2,725.1	$1,901.7	$79.8	$3,404.2

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$109.6	$137.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.9	42.0
Amortization of debt issuance cost and debt discount	0.5	0.7
Provision for accounts receivable credit losses	0.2	0.2
Provision for deferred income taxes	(17.8)	(5.8)
Stock-based compensation expense	9.1	11.7
Loss on disposal of property and equipment	0.1	—
Impairment charge of investment	—	0.6
Equity loss in investments	3.1	0.4
Changes in assets and liabilities:
Accounts receivable	(56.2)	(37.6)
Restricted cash and cash equivalents (margin deposits and clearing funds)	1,064.4	447.9
Income taxes receivable	42.7	53.1
Other current assets	0.3	(12.8)
Other assets	(15.7)	(6.1)
Accounts payable and accrued liabilities	2.8	(2.5)
Section 31 fees payable	(4.6)	(60.6)
Deferred revenue	11.2	11.0
Income taxes payable	24.5	3.1
Unrecognized tax benefits	56.0	9.5
Other liabilities	(11.3)	7.1
Net cash provided by operating activities	1,259.8	599.1
Cash flows from investing activities:
Purchases of available-for-sale financial investments	(20.8)	(71.0)
Proceeds from maturities of available-for-sale financial investments	8.6	67.6
Contributions to investments	(1.9)	—
Purchases of property and equipment and leasehold improvements	(10.8)	(9.9)
Net cash used in investing activities	(24.9)	(13.3)
Cash flows from financing activities:
Proceeds from long-term debt	298.6	—
Principal payments of current portion of long-term debt	—	(20.0)
Debt issuance costs	(4.8)	—
Cash dividends on common stock	(51.4)	(45.3)
Repurchases of common stock from employee stock plans	(8.4)	(5.7)
Payment of contingent consideration from acquisition	(17.4)	(0.8)
Shares issued under employee stock purchase plan	(0.1)	(0.1)
Purchase of common stock	(70.0)	(47.6)
Net cash provided by (used in) financing activities	146.5	(119.5)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	0.7	(0.5)
Increase in cash, cash equivalents, and restricted cash and cash equivalents	1,382.1	465.8
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,092.2	1,057.5
End of period	$2,474.3	$1,523.3
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	659.4	263.3
Restricted cash and cash equivalents (margin deposits and clearing funds)	1,810.3	1,260.0
Restricted cash and cash equivalents (included in other current assets)	4.6	—
Total	$2,474.3	$1,523.3
Supplemental disclosure of cash transactions:
Cash paid for income taxes	$10.3	$2.8
Cash paid for interest	8.8	13.8

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

Basis of Presentation

These interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP as established by FASB for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

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

Beginning in the first quarter of 2022, the Company updated the financial statement captions within its condensed consolidated statements of income for both periods presented to better reflect the Company’s diversified products, expansive geographical reach, and overall business strategy. Below is a summary of the changes to the financial statement captions. The changes do not have a financial impact on the Company’s reported revenue, revenues less cost of revenues, reported net income, or cash flows from operations.

Revenues

●	Cash and spot markets – includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other revenue from Cboe’s North American Equities, Europe and Asia Pacific, and Global FX segments.
●	Data and access solutions – includes access and capacity fees, proprietary market data fees, and associated other revenue across Cboe’s five segments.
●	Derivatives markets – includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other revenue from Cboe’s Options, Futures, and Europe and Asia Pacific segments.

Cost of Revenues

●	Royalty fees and other cost of revenues – includes royalty fees and other cost of revenues across the Company’s five segments.

Segment Information

The Company has five business segments: Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX, which is reflective of how the Company’s chief operating decision-maker reviews and operates the business. See Note 14 (“Segment Reporting”) for more information.

Update to Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements - Adopted

There were no recent applicable material accounting pronouncements that have been adopted as of March 31, 2022.

Recent Accounting Pronouncements - Issued, not yet Adopted

There were no applicable material accounting pronouncements that have been issued, but not yet adopted as of March 31, 2022.

2.   REVENUE RECOGNITION

The Company’s main types of revenue contracts consist of the following, which are disaggregated from the condensed consolidated statements of income.

●	Transaction and clearing fees - Transaction fees represent fees charged by the Company for meeting the point-in-time performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees are recognized across all segments. Clearing fees, which include settlement fees, represent fees charged by the Company for meeting the point-in-time performance obligation for transactions cleared and settled by EuroCCP. Clearing fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Clearing fees are recognized in the Europe and Asia Pacific segment. Transaction and clearing fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules.
●	Access and capacity fees - Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. Facilities, systems services and other fees are generally monthly fee-based. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligations are met. All access and capacity fees associated with the trading floor are recognized over time in the Options segment, as the performance obligations are met.
●	Market data fees - Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the Exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Proprietary market data also includes revenue from various licensing agreements, which was classified as other revenue prior to January 1, 2022. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data to meet its performance obligation. U.S. tape plan market data is recognized in the North American Equities and Options segments. Proprietary market data fees are recognized across all segments.

●	Regulatory fees - There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC for meeting the point-in-time performance obligation of executing a trade on its markets. The fees charged to customers are based on the fee set by the SEC per notional value of U.S. Equities exchange transactions and per round turn of Options transactions executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the North American Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principal in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) which supports the Company’s regulatory oversight function in the Options segment, along with other miscellaneous regulatory fees, and neither can be used for non-regulatory purposes. The ORF and miscellaneous fees are recognized when the performance obligation is fulfilled.
●	Other revenue - Other revenue primarily includes interest income from clearing operations, all fees related to the trade reporting facility operated in the Europe and Asia Pacific segment, listing fees, and revenue associated with advertisements through the Company’s websites.

All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers, with the exception of interest income from clearing operations. The following table depicts the disaggregated revenue contract types listed above within each respective financial statement caption in the condensed consolidated statements of income (in millions):

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Three Months Ended March 31, 2022
Transaction and clearing fees	$395.5	$—	$374.1	$769.6
Access and capacity fees	—	77.9	—	77.9
Market data fees	22.9	39.6	8.2	70.7
Regulatory fees	31.9	—	10.7	42.6
Other revenue	11.6	1.4	0.7	13.7
	$461.9	$118.9	$393.7	$974.5

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Three Months Ended March 31, 2021
Transaction and clearing fees	$428.9	$—	$334.3	$763.2
Access and capacity fees	—	66.4	—	66.4
Market data fees	26.9	29.7	7.2	63.8
Regulatory fees	82.4	—	19.1	101.5
Other revenue	10.7	4.5	0.7	15.9
	$548.9	$100.6	$361.3	$1,010.8

The following table depicts the disaggregation of revenue according to segment (in millions):

		North	Europe			Corporate
		American	and Asia		Global	Items and
	Options	Equities	Pacific	Futures	FX	Eliminations	Total
Three Months Ended March 31, 2022
Transaction and clearing fees	$348.3	$330.8	$50.1	$25.8	$14.6	$—	$769.6
Access and capacity fees	35.8	26.0	9.3	4.5	2.3	—	77.9
Market data fees	25.9	34.2	8.3	2.0	0.3	—	70.7
Regulatory fees	10.7	31.9	—	—	—	—	42.6
Other revenue	1.9	0.8	10.9	—	0.1	—	13.7
	$422.6	$423.7	$78.6	$32.3	$17.3	$—	$974.5
Timing of revenue recognition
Services transferred at a point in time	$360.9	$363.5	$61.0	$25.8	$14.7	$—	$825.9
Services transferred over time	61.7	60.2	17.6	6.5	2.6	—	148.6
	$422.6	$423.7	$78.6	$32.3	$17.3	$—	$974.5

Three Months Ended March 31, 2021
Transaction and clearing fees	$308.7	$381.8	$34.7	$25.6	$12.4	$—	$763.2
Access and capacity fees	29.4	23.4	7.1	4.4	2.1	—	66.4
Market data fees	20.5	37.5	4.0	1.6	0.2	—	63.8
Regulatory fees	19.1	82.4	—	—	—	—	101.5
Other revenue	4.7	0.9	10.0	—	—	0.3	15.9
	$382.4	$526.0	$55.8	$31.6	$14.7	$0.3	$1,010.8
Timing of revenue recognition
Services transferred at a point in time	$332.5	$465.1	$44.7	$25.6	$12.4	$0.3	$880.6
Services transferred over time	49.9	60.9	11.1	6.0	2.3	—	130.2
	$382.4	$526.0	$55.8	$31.6	$14.7	$0.3	$1,010.8

Contract liabilities as of March 31, 2022 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at December 31, 2021	Cash Additions	Revenue Recognized	Balance at March 31, 2022
Liquidity provider sliding scale (1)	$—	$7.2	$(1.8)	$5.4
Other, net	15.3	9.3	(3.5)	21.1
Total deferred revenue	$15.3	$16.5	$(5.3)	$26.5
(1)	Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

3.   ACQUISITIONS

On July 1, 2021, the Company purchased Chi-X Holdings Limited, which was subsequently rebranded to Cboe Asia Pacific. Cboe Asia Pacific is a holding company of alternative market operators and providers of market solutions, which is included in the Company’s Europe and Asia Pacific segment. The acquisition of Cboe Asia Pacific provided the Company with a single point of entry into two key capital markets, Australia and Japan, to help enable it to expand its global equities and market data business into Asia Pacific, bring other products and services to the region, and further expand access to its proprietary product suite in the region. Of the acquisition’s purchase price, $133.6 million was allocated to goodwill, $73.8 million was allocated to intangible assets, $25.7 million was allocated to working capital, and $49.6 million in contingent consideration, which is earned based on developmental milestones of the acquired business. These amounts represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. See below for further discussion of intangible assets acquired.

The following table presents the details of intangible assets at the date of acquisition (in millions, except as stated). All acquired intangible assets with finite lives are amortized using the straight-line method.

	Cboe Asia Pacific	Useful Life (Years)
Trading registrations and licenses	$6.2	Indefinite
Customer relationships	60.1	30
Technology	7.5	2
Total identifiable intangible assets	$73.8

Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company expensed $2.0 million of acquisition-related costs during the three months ended March 31, 2022, all of which related to professional fees and other expenses. The Company expensed $3.4 million of acquisition-related costs during the three months ended March 31, 2021, which included $2.8 million of professional fees and other expenses and $0.6 million of impairment charges related to investments. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

4.   INVESTMENTS

As of March 31, 2022 and December 31, 2021, the Company’s investments were comprised of the following (in millions):

	March 31,	December 31,
	2022	2021
Equity method investments:
Investment in 7Ridge Investments 3 LP	$208.2	$209.5
Total equity method investments	208.2	209.5

Other equity investments:
Investment in Eris Exchange Holdings, LLC	20.0	20.0
Investment in American Financial Exchange, LLC	10.6	10.6
Investment in Cboe Vest Financial Group, Inc.	2.9	2.9
Investment in Eris Digital Holdings, LLC	1.1	1.1
Investment in OCC	0.3	0.3
Other equity investments	1.4	1.4
Total other equity investments	36.3	36.3

Total investments	$244.5	$245.8

Equity Method Investments

The Company’s investment in 7Ridge Investments 3 LP (“7Ridge Fund”), accounted for under the equity method of accounting, represents a nonconsolidated variable interest entity (“VIE”). The Company has determined that consolidation of the VIE is not required as the Company is not the primary beneficiary of the 7Ridge Fund, as it does not have controlling financial interest and lacks the ability to unilaterally remove the general partner, 7Ridge Investments 3 GP Limited, direct material strategic decisions, or dissolve the entity (i.e., the Company does not have unilateral substantive “kick-out” or “liquidation” rights).

The Company’s interest in the 7Ridge Fund is equal to the carrying value of the investment as of March 31, 2022, or $208.2 million, which includes periodic capital contributions to the 7Ridge Fund, as well as the Company’s share of 7Ridge Fund’s profit or loss, including gains or losses arising from the fair value measurement of the investment(s) held by the 7Ridge Fund, booked against the investment account. The carrying value of the investment is included in investments within the condensed consolidated balance sheets. The Company’s maximum loss exposure, in the unlikely event that all of the VIE’s assets become worthless, is limited to the carrying value of Company’s investment.

Other Equity Investments

The carrying value of other equity investments is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the measurement alternative given the absence of readily determinable fair values for the respective investments and due to the Company’s inability to exercise significant influence over the investments based upon the respective ownership interests held. As of March 31, 2022, other equity investments primarily reflect a 20% investment in OCC and minority investments in Eris Exchange Holdings, LLC, American Financial Exchange, LLC, and Cboe Vest Financial Group, Inc.

As announced on October 20, 2021, the Company plans to acquire the remaining interest in Eris Digital Holdings, LLC. However, Eris Exchange Holdings, LLC is not a part of this transaction and the Company retains its minority equity ownership interest in Eris Exchange Holdings, LLC. The closing of the transaction is subject to customary closing conditions. As a result, the timing of the closing is uncertain, but the Company presently anticipates a closing in the second quarter of 2022. See Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for more information.

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2022 and December 31, 2021 (in millions):

	March 31,	December 31,
	2022	2021
Construction in progress	$17.7	$17.3
Building	68.8	68.8
Furniture and equipment	261.4	256.5
Total property and equipment	347.9	342.6
Less accumulated depreciation	(241.2)	(237.4)
Total property and equipment, net	$106.7	$105.2

Depreciation expense using the straight-line method was $8.6 million and $7.4 million for the three months ended March 31, 2022 and 2021, respectively.

As a result of the Merger, there was a reduction in employee workspace needed in Chicago, which led to the decision to market for sale the former headquarters location. The Company classified the associated land, building, and certain furniture and equipment of the former headquarters location as held for sale, performed an impairment assessment, and ceased depreciation effective May 1, 2019, as the Company anticipated selling the property held for sale in less than twelve months. As of March 31, 2022, the former headquarters location remains on the market for sale and management’s intent to sell the property is unchanged. However, due to the time elapsed since active marketing for sale of the building commenced, the Company has reclassified the property to held and used, effective May 1, 2021, and the building was once again subject to depreciation. The total value of the property classified as property held and used was $11.2 million, which includes $2.3 million of land and $8.9 million of property and equipment, net on the condensed consolidated balance sheet as of March 31, 2022.

6. CREDIT LOSSES

Current expected credit losses are estimated for accounts receivable and certain notes receivable. The notes receivable included within other assets, net on the condensed consolidated balance sheets primarily relate to the consolidated audit trail (“CAT”), which involves the creation of an audit trail that strives to enhance regulators’ ability to monitor trading activity in the U.S. markets through a phased implementation. The funding of the CAT is ultimately expected to be provided by both self-regulatory organizations (“SROs”) (which includes the Exchanges) and industry members; however, the funding to date has solely been provided by the SROs in exchange for promissory notes, which are expected to be repaid once fee filings and plan amendments associated with a funding model are approved by the SEC and such industry member fees are collected. Until those fees are collected, the SROs may continue to incur additional significant costs, including additional promissory notes to fund CAT operations. The allowance for notes receivable credit losses associated with the CAT is calculated using a probability of default methodology that is primarily based on various potential outcomes of the funding model proposals being discussed with the SEC. Accounts receivable represent amounts due from the Company’s member firms. The allowance for accounts receivable credit losses is calculated using an aging schedule.

The following represents the changes in allowance for credit losses during the three months ended March 31, 2022 (in millions):

	Balance at December 31, 2021	Current period provision for expected credit losses	Write-offs charged against the allowance	Recoveries collected	Balance at March 31, 2022
Allowance for notes receivable credit losses	$30.1	$—	$—	$—	$30.1
Allowance for accounts receivable credit losses	1.0	0.2	—	(0.3)	0.9
Total allowance for credit losses	$31.1	$0.2	$—	$(0.3)	$31.0

7.   OTHER ASSETS, NET

Other assets, net consisted of the following as of March 31, 2022 and December 31, 2021 (in millions):

	March 31,	December 31,
	2022	2021
Software development work in progress	$3.7	$5.6
Data processing software	106.3	103.8
Less accumulated depreciation and amortization	(72.8)	(70.9)
Data processing software, net	37.2	38.5
Other assets (1)	103.0	87.3
Total other assets, net	$140.2	$125.8
(1)	At March 31, 2022 and December 31, 2021, the majority of the balance included notes receivable and long-term prepaid assets. See Note 6 (“Credit Losses”) for more information on the notes receivable included within other assets, net on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the notes receivable, net balance was $95.1 million and $79.3 million, respectively.

Amortization expense related to data processing software was $1.7 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.

8.   GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents the details of goodwill by segment (in millions):

		North American	Europe and
	Options	Equities	Asia Pacific	Global FX	Total
Balance as of December 31, 2021	$305.8	$1,876.9	$575.5	$267.2	$3,025.4
Changes in foreign currency exchange rates	—	0.6	(7.9)	—	(7.3)
Balance as of March 31, 2022	$305.8	$1,877.5	$567.6	$267.2	$3,018.1

Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, and Global FX. No goodwill has been allocated to Futures. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.

The following table presents the details of the intangible assets (in millions):

		North American	Europe and
	Options	Equities	Asia Pacific	Global FX	Total
Balance as of December 31, 2021	$159.1	$991.4	$426.4	$91.7	$1,668.6
Amortization	(3.4)	(15.2)	(6.9)	(5.1)	(30.6)
Changes in foreign currency exchange rates	—	0.5	(9.9)	—	(9.4)
Balance as of March 31, 2022	$155.7	$976.7	$409.6	$86.6	$1,628.6

For the three months ended March 31, 2022 and 2021, amortization expense was $30.6 million and $32.9 million, respectively. The estimated future amortization expense is $85.2 million for the remainder of 2022, $102.5 million for 2023, $79.1 million for 2024, $68.6 million for 2025, and $61.2 million for 2026.

The following tables present the categories of intangible assets as of March 31, 2022 and December 31, 2021 (in millions, except as stated):

	March 31, 2022				Weighted
		North	Europe		Average
		American	and Asia		Amortization
	Options	Equities	Pacific	Global FX	Period (in years)
Trading registrations and licenses	$95.5	$592.4	$215.3	$—	Indefinite
Customer relationships	46.6	378.6	227.1	140.0	17
Market data customer relationships	53.6	322.0	63.4	64.4	10
Technology	28.1	41.1	34.8	22.5	4
Trademarks and tradenames	12.8	7.8	2.5	1.2	8
Accumulated amortization	(80.9)	(365.2)	(133.5)	(141.5)
	$155.7	$976.7	$409.6	$86.6

	December 31, 2021				Weighted
		North	Europe		Average
		American	and Asia		Amortization
	Options	Equities	Pacific	Global FX	Period (in years)
Trading registrations and licenses	$95.5	$592.0	$221.1	$—	Indefinite
Customer relationships	46.6	378.3	232.3	140.0	17
Market data customer relationships	53.6	322.0	65.2	64.4	10
Technology	28.1	41.1	35.6	22.5	5
Trademarks and tradenames	12.9	7.8	2.5	1.2	8
Accumulated amortization	(77.6)	(349.8)	(130.3)	(136.4)
	$159.1	$991.4	$426.4	$91.7

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (in millions):

	March 31,	December 31,
	2022	2021
Compensation and benefit-related liabilities	$27.7	$68.6
Royalties	25.4	23.0
Current unrecognized tax benefits	90.9	—
Accrued liabilities	73.9	73.3
Rebates payable	132.0	95.3
Marketing fee payable	16.0	15.7
Accounts payable	21.2	19.5
Total accounts payable and accrued liabilities	$387.1	$295.4

10.  DEBT

The Company’s debt consisted of the following as of March 31, 2022 and December 31, 2021 (in millions):

	March 31,	December 31,
	2022	2021
Term Loan Agreement due December 2023, floating rate	$159.5	$159.5
$300 million fixed rate Senior Notes due March 2032, stated rate of 3.000%	295.8	—
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	493.5	493.3
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	646.7	646.5
Revolving Credit Agreement (1)	(1.9)	—
EuroCCP Credit Facility	—	—
Total debt	$1,593.6	$1,299.3
(1)

As of March 31, 2022 there was no balance drawn from the Revolving Credit Facility. The above represents the debt issuance costs related to the amendment of the Revolving Credit Agreement as defined below.

As described below in further detail, on February 25, 2022, the Company amended the Revolving Credit Agreement (as defined below) to allow for an additional $150 million borrowing, on March 16, 2022, the Company issued $300 million, in aggregate principal amount, of the Company’s fixed rate Senior Notes due March 2032, in order to fund anticipated acquisitions, and on March 29, 2022, the Company amended the Term Loan Agreement (as defined below) to allow for additional draws of up to $400 million in the aggregate.

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

On June 25, 2021, the Company further amended the Term Loan Agreement to, among other items, (i) extend the maturity date from December 15, 2021 to December 15, 2023; (ii) allow for an additional draw of $110 million, which the Company borrowed on June 25, 2021 in order to fund a portion of the previously announced acquisition of Cboe Asia Pacific; (iii) modify the applicable margin paid on the loans to 65 basis points regardless of the Company’s debt rating; (iv) add LIBOR replacement provisions, generally transitioning to a hardwired approach based on SOFR, with certain adjustments as further described in the amendment; (v) increase the amount of indebtedness certain subsidiaries may incur from the greater of $250 million and 35 percent consolidated EBITDA for four consecutive quarters to the greater of $350 million and 35 percent consolidated EBITDA for four consecutive quarters; (vi) allow the Company to increase the maximum permitted consolidated leverage ratio to 4.00 to 1.00 (from 3.50 to 1.00) for four consecutive fiscal quarters following certain acquisitions, provided this increase may be made only once; and (vii) modify certain other provisions to be consistent with the Company’s Revolving Credit Agreement (as defined below).

On March 29, 2022, the Company further amended the Term Loan Agreement to, among other items, (i) allow for additional delayed draws of up to $400 million in the aggregate by the earliest of: (1) September 30, 2022, (2) the date of termination of the commitments of all of the lenders and (3) the date of termination of the commitment of each lender to make loans pursuant to an event of default; provided that this borrowing period shall end immediately upon the funding of the fifth borrowing of committed loans; (ii) adds a commitment fee based on the Company’s public debt ratings that will accrue until the expiration of the borrowing period; (iii) replaces LIBOR as the applicable reference rate with SOFR; and (iv) allows the company to increase the maximum permitted consolidated leverage ratio to 4.25 to 1.00 or 4.00 to 1.00 (from 3.50 to 1.00) for four consecutive fiscal quarters following certain acquisitions, provided this increase may be made only once and at the time it exercises such financial covenant step-up, the Company shall be exercising a like step-up under its revolving credit facility.

The Term Loan Agreement, which matures on December 15, 2023, contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default, including cross-defaults from the Company’s other indebtedness, and indemnification provisions in favor of the lenders thereunder. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Term Loan Agreement, be increased to 4.25 to 1.00 or 4.00 to 1.00 (from 3.50 to 1.00) for four consecutive fiscal quarters following certain acquisitions, provided this increase may be made only once and at the time it exercises such financial covenant step-up, the Company shall be exercising a like step-up under its revolving credit facility. At March 31, 2022, the Company was in compliance with these covenants and did not exercise financial covenant step-up.

Senior Notes

On January 12, 2017, the Company entered into an indenture (the “Indenture”), by and between the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, in connection with the issuance of $650 million aggregate principal amount of the Company’s 3.650% Senior Notes due 2027 (“3.650% Senior Notes”). The form and terms of the 3.650% Senior Notes were established pursuant to an Officer’s Certificate, dated as of January 12, 2017, supplementing the Indenture. The Company used a portion of the net proceeds from the 3.650% Senior Notes to fund, in part, the Merger, including the payment of related fees and expenses and the repayment of Bats’ existing indebtedness, and the remainder for general corporate purposes. The 3.650% Senior Notes mature on January 12, 2027 and bear interest at the rate of 3.650% per annum, payable semi-annually in arrears on January 12 and July 12 of each year, commencing July 12, 2017.

On December 15, 2020, the Company issued $500 million aggregate principal amount of 1.625% Senior Notes due 2030 ("1.625% Senior Notes"). The form and terms of the 1.625% Senior Notes were established pursuant to an Officer’s Certificate, dated as of December 15, 2020, supplementing the Indenture. The Company used the net proceeds from the 1.625% Senior Notes to finance the acquisition of BIDS Trading, repay a portion of amounts outstanding under the term loan facility and all outstanding indebtedness under the revolving credit facility and the remainder for general corporate purposes, which may include the financing of future acquisitions or the repayment of other outstanding indebtedness. The 1.625% Senior Notes mature on December 15, 2030 and bear interest at the rate of 1.625% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2021.

On March 16, 2022, the Company issued $300 million aggregate principal amount of 3.000% Senior Notes due 2032 (“3.000% Senior Notes” and, together with the 1.625% Senior Notes and the 3.650% Senior Notes, the "Senior Notes"). The form and terms of the 3.000% Senior Notes were established pursuant to an Officer’s Certificate, dated as of March 16, 2022, supplementing the Indenture. The Company intends to use the net proceeds from the 3.000% Senior Notes, together with cash on hand, and the proceeds of additional borrowings, to fund its previously announced acquisition of ErisX. The 3.000% Senior Notes mature on March 16, 2032 and bear interest at the rate of 3.000% per annum, payable semi-annually in arrears on March 16 and September 16 of each year, commencing September 16, 2022.

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

The Company has the option to redeem some or all of the Senior Notes, at any time in whole or from time to time in part, at the redemption prices set forth in the applicable Officer’s Certificate. The Company may also be required to offer to repurchase the Senior Notes upon the occurrence of a Change of Control Triggering Event (as such term is defined in the applicable Officer’s Certificate) at a repurchase price equal to 101 percent of the aggregate principal amount of Senior Notes to be repurchased.

Indenture

Under the Indenture, the Company may issue debt securities, which includes the 3.650% Senior Notes, the 1.625% Senior Notes, and the 3.000% Senior Notes at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the 3.650% Senior Notes, the 1.625% Senior Notes, and the 3.000% Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At March 31, 2022, the Company was in compliance with these covenants.

Revolving Credit Agreement

On February 25, 2022, the Company, as borrower, entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which amended and restated the prior revolving credit agreement, with Bank of America, N.A., as administrative agent and as swing line lender, certain lenders named therein (the “Revolving Lenders”), BOFA Securities, Inc., as sole lead arranger and sole bookrunner and certain syndication agents named therein ("Syndication Agents").

The Revolving Credit Agreement provides for a senior unsecured $400 million three-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $200 million, for a total of $600 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of March 31, 2022, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of March 31, 2022, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at March 31, 2022, $400 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

Loans under the Revolving Credit Agreement will bear interest, at the Company’s option, at either (i) the Relevant Rate (defined herein) plus a margin (based on the Company’s public debt ratings) ranging from 0.75 percent per annum to 1.25 percent per annum or (ii) a daily fluctuating rate based on the Administrative Agent’s prime rate (subject to certain minimums based upon the federal funds effective rate or Term SOFR), which is subject to a 1 percent floor, plus a margin (based on the Company’s public debt ratings) ranging from zero percent per annum to 0.25 percent per annum. “Relevant Rate” means with respect to any committed borrowing or swingline borrowing denominated in (a) Dollars, Term SOFR plus a spread adjustment of 0.10 percent per annum, (b) Sterling, SONIA plus a spread adjustment of 0.0326 percent per annum and (c) Euros, EURIBOR, as applicable, provided that each Relevant Rate is subject to a 0 percent floor.

Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on February 25, 2027, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the Revolving Lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the Revolving Lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.25 to 1.00 on one occasion and 4.00 to 1.00 on another occasion, in each case, for four consecutive fiscal quarters; provided that, prior to the exercise of the second such financial covenant step-up, the maximum consolidated leverage ratio shall have returned to a level of 3.50 to 1.00 for at least two consecutive fiscal quarters. At March 31, 2022, the Company was in compliance with these covenants and did not exercise financial covenant step-up.

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

Borrowings under the Facility are secured by cash, eligible government bonds and eligible equity assets deposited by EuroCCP into secured accounts. In addition, EuroCCP must ensure that at all times the aggregate of (a) each clearing participant’s contribution to the relevant clearing fund, (b) each clearing participant’s margin amount and (c) any cash equities purchased using the proceeds of the assets described in (a) and (b), less the amount of any such clearing participant contribution, margin amount or cash equities which have been transferred to (or secured in favor of) any provider of settlement or custody services to EuroCCP, is not less than €500 million. As of March 31, 2022, no borrowings were outstanding under the Facility. Accordingly, at March 31, 2022, €1.5 billion of borrowing capacity was available for the purposes permitted by the Facility.

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

The Facility contains customary representations, warranties and covenants for facilities of its type, including events of default of the Company and EuroCCP and indemnification provisions in favor of the Lenders. In particular, the covenants include restrictions regarding the incurrence of liens by EuroCCP and its subsidiaries, and an event of default will be triggered if EuroCCP ceases its business, subject to certain exceptions in each case. There is also a requirement for the net worth of (a) the Company to be no less than $1.75 billion on the date of each drawdown and delivery of compliance certificates and (b) EuroCCP to be the higher of €24 million and any such amount required for EuroCCP to meet minimum liquidity regulations under applicable regulation at all times. At March 31, 2022, the Company and EuroCCP were in compliance with these covenants.

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

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the Senior Notes as of March 31, 2022 are as follows (in millions):

Remainder of 2022	$—
2023	160.0
2024	—
2025	—
2026	—
Thereafter	1,450.0
Principal amounts repayable	1,610.0
Debt issuance costs	(9.7)
Unamortized discounts on notes	(6.7)
Total debt outstanding	$1,593.6

Interest expense recognized on the Term Loan Agreement, the Senior Notes, and the Revolving Credit Agreement is included in interest expense, net in the condensed consolidated statements of income. The Company is also obligated to pay commitment fees under the terms of the Revolving Credit Agreement, Term Loan Agreement and Facility, which are also included in interest expense, net. Interest expense, net recognized in the condensed consolidated statements of income for the three months ended March 31, 2022 and 2021 is as follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Components of interest expense:
Contractual interest	$11.2	$11.7
Amortization of debt discount and issuance costs	0.5	0.7
Interest expense	$11.7	$12.4
Interest income	(0.9)	(0.1)
Interest expense, net	$10.8	$12.3

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME, NET

The following represents the changes in accumulated other comprehensive income, net by component (in millions):

	Foreign			Total Accumulated
	Currency	Unrealized		Other
	Translation	Investment	Post-Retirement	Comprehensive
	Adjustment	Loss	Benefits	Income, Net
Balance at December 31, 2021	$55.4	$(0.1)	$0.3	$55.6
Other comprehensive loss	(26.5)	—	—	(26.5)
Balance at March 31, 2022	$28.9	$(0.1)	$0.3	$29.1

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

EuroCCP only assumes the guarantor role if it has an equal and offsetting claim against a clearing participant. For the period ended March 31, 2022, there have been no events of default for which a liability is required to be recognized in accordance with GAAP.

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

Clearing Funds

The clearing fund mutualizes the risk of default among all clearing participants. Depending on their membership, clearing participants contribute to the cash-equity and/or derivatives segment of the clearing fund. Although the entire clearing fund is available to cover potential losses in the event that the margin deposits and the clearing fund deposits of a defaulting clearing participant are inadequate to fulfill that clearing participant’s outstanding financial obligations, the clearing fund first uses the product class segment of the Clearing Fund in which the defaulting participants was active (see “Default and Liquidity Waterfalls” below). In the event of a default, EuroCCP is generally required to liquidate the defaulting clearing participant’s open positions. To the extent that the positions remain open, EuroCCP is required to assume the defaulting clearing participant’s obligations related to the open positions. Clearing participants are required to make contributions to the clearing fund that are proportional to their risk exposure in the form of cash or non-cash contributions, which generally consist of highly liquid securities.

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

The following tables present the Company’s total clearing participant deposits as of March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$1,666.8	$495.8	$2,162.6
Clearing funds	143.5	38.3	181.8
Interoperability funds (1)	788.6	95.8	884.4
Total	$2,598.9	$629.9	$3,228.8

	December 31, 2021
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$600.0	$287.0	$887.0
Clearing funds	145.9	41.9	187.8
Interoperability funds (1)	423.3	92.6	515.9
Total	$1,169.2	$421.5	$1,590.7

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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$21.3	$21.3	$—	$—
Marketable securities:
Mutual funds	17.4	17.4	—	—
Money market funds	10.0	10.0	—	—
Total assets	$48.7	$48.7	$—	$—
Liabilities:
Contingent consideration liabilities	$53.3	$—	$—	$53.3
Total liabilities	$53.3	$—	$—	$53.3

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$9.1	$9.1	$—	$—
Marketable securities:
Mutual funds	18.4	18.4	—	—
Money market funds	9.6	9.6	—	—
Total assets	$37.1	$37.1	$—	$—
Liabilities:
Contingent consideration liabilities	$70.5	$—	$—	$70.5
Total liabilities	$70.5	$—	$—	$70.5

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Financial Investments

Financial investments consist of highly liquid U.S. Treasury securities and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of financial investments for the period ended March 31, 2022. See Note 15 (“Employee Benefit Plans”) for more information.

Contingent Consideration Liabilities

In connection with the acquisitions of Hanweck Associates, LLC (“Hanweck”), MATCHNow, and Cboe Asia Pacific, as well as the acquisition of assets of FT Providers, LLC (“FT Options”) and Trade Alert, LLC (“Trade Alert”), the Company entered into contingent consideration arrangements with the former owners. The total fair value of the liabilities at March 31, 2022 was $53.3 million. That value is based on the Company’s estimate of the likelihood that certain performance targets in the respective acquisition agreements are expected to be accomplished. In connection with the contingent consideration arrangements, the Company paid a total of $17.4 million in contingent consideration to Hanweck, FT Options, and Cboe Asia Pacific during the three months ended March 31, 2022. Because the fair value measurements relating to the contingent consideration liabilities are subject to management judgment, measurement uncertainty is inherent in the valuation of the contingent consideration liabilities as of the reporting date. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of March 31, 2022.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand-alone basis. That fair value is compared to the carrying value of the reporting unit, including its recorded goodwill. In connection with the annual impairment evaluation of goodwill and indefinite life intangibles, impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying value of the reporting unit. For the intangible assets, the process also involves using a discounted cash flow method to determine the fair value of each intangible asset. Impairment is considered to have occurred if the fair value of the intangible asset is lower than its carrying value. The Company did not perform an impairment test during the three months ended March 31, 2022, as there were no market events that would indicate it was more likely than not that these assets were impaired. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired.

Equity investments without readily determinable fair values that are valued using the measurement alternative are measured at fair value on a non-recurring basis. See Note 4 (“Investments”) for more information. During the three months ended March 31, 2022, no observable transactions or impairments materially impacted the measurements of the investments accounted for as other equity investments.

Fair Value of Assets and Liabilities

The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company, with the exception of debt which is presented at its carrying value, as of March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$21.3	$21.3	$—	$—
Deferred compensation plan assets	27.4	27.4	—	—
Total assets	$48.7	$48.7	$—	$—
Liabilities:
Contingent consideration liabilities	$53.3	$—	$—	$53.3
Deferred compensation plan liabilities	27.4	27.4	—	—
Debt	1,593.6	—	1,593.6	—
Total liabilities	$1,674.3	$27.4	$1,593.6	$53.3

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$9.1	$9.1	$—	$—
Deferred compensation plan assets	28.0	28.0	—	—
Total assets	$37.1	$37.1	$—	$—
Liabilities:
Contingent consideration liabilities	$70.5	$—	$—	$70.5
Deferred compensation plan liabilities	28.0	28.0	—	—
Debt	1,299.3	—	1,299.3	—
Total liabilities	$1,397.8	$28.0	$1,299.3	$70.5

Certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and Section 31 fees payable, are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.

Debt

The debt balance consists of fixed rate Senior Notes and a floating rate Term Loan Agreement. The fair values of the Senior Notes are classified as Level 2 under the fair value hierarchy and are estimated using prevailing market quotes.

The fair value of the Term Loan Agreement was determined by utilizing a discounted cash flow analysis and is considered a Level 2 measurement.

At March 31, 2022 and December 31, 2021, the fair values of the Company’s debt obligations were as follows (in millions):

	Fair Value
	March 31, 2022	December 31, 2021
Term Loan Agreement	$155.0	$160.1
3.650% Senior Notes	661.7	702.6
1.625% Senior Notes	430.4	470.9
3.000% Senior Notes	300.0	—

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three months ended March 31, 2022 (in millions):

	Level 3 Financial Liabilities for the Three Months Ended March 31, 2022
	Balance at	Realized (Gains)			Foreign	Balance at
	Beginning of	Losses during			Currency	End of
	Period	Period	Additions	Settlements	Translation	Period
Liabilities
Contingent consideration liabilities	$70.5	$—	$—	$(17.4)	$0.2	$53.3
Total liabilities	$70.5	$—	$—	$(17.4)	$0.2	$53.3

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

Options. The Options segment includes options on market indices (“index options”), as well as on the stocks of individual corporations (“equity options”), and options on ETPs, such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”), which are “multi-listed” options and listed on a non-exclusive basis. These options are eligible to trade on Cboe Options, C2, BZX, EDGX, and other U.S. national security exchanges. Cboe Options is the Company’s primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on the Cboe Options trading floor in Chicago. C2 Options, BZX Options, and EDGX Options are all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data fees generated from the consolidated tape plans, the licensing of proprietary options market data, index licensing, and access and capacity services.

North American Equities. The North American Equities segment includes listed U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform, and Canadian equities and other transaction services that occur on or through the MATCHNow ATS. The North American Equities segment also includes ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, applicable market data fees generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.

Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, exchange-traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe

Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of EuroCCP, as well as the equities transaction services of Cboe Australia and Cboe Japan, each operators of trading venues in Australia and Japan. This segment was previously referred to as the European Equities segment but was updated to the Europe segment in the first quarter of 2021 as a result of the launch of Cboe Europe Derivatives, a pan-European derivatives platform in September 2021. The segment was subsequently updated to Europe and Asia Pacific to reflect the acquisition of Cboe Asia Pacific in July 2021. Cboe Europe operates lit and dark books, a periodic auctions book, and Cboe BIDS Europe, a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019 and based in Amsterdam, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area (“EEA”) symbols. The new Cboe Europe Derivatives venue offers futures and options based on Cboe Europe equity indices. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia and Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.

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

Summarized financial data of reportable segments was as follows (in millions):

		North	Europe			Corporate
		American	and Asia			Items and
	Options	Equities	Pacific	Futures	Global FX	Eliminations	Total
Three Months Ended March 31, 2022
Revenues	$422.6	$423.7	$78.6	$32.3	$17.3	$—	$974.5
Operating income (loss)	162.7	38.6	20.9	17.0	2.4	(1.9)	239.7
Three Months Ended March 31, 2021
Revenues	$382.4	$526.0	$55.8	$31.6	$14.7	$0.3	$1,010.8
Operating income (loss)	128.7	45.1	14.5	17.5	1.2	(2.4)	204.6

15.  EMPLOYEE BENEFIT PLANS

Eligible U.S. employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under the Internal Revenue Code. The Deferred Compensation Plan assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $27.4 million and $28.0 million at March 31, 2022 and December 31, 2021, respectively. Although the value of the plans are recorded in financial investments on the condensed consolidated balance sheets, there are equal and offsetting liabilities in other non-current liabilities. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both other expense, net and compensation and benefits expense in the condensed consolidated statements of income. The Company contributed $3.3 million and $2.2 million to the defined contribution plans for the three months ended March 31, 2022 and 2021, respectively.

Eligible employees outside of the U.S., which includes employees of Cboe Europe, EuroCCP, MATCHNow, BIDS, and Cboe Asia Pacific are eligible to participate in various employee-selected stakeholder contribution plans or plans covered by local jurisdictions or by applicable laws. The Company’s contribution amounted to $0.9 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

16.  REGULATORY CAPITAL

As broker-dealers registered with the SEC, Cboe Trading and BIDS Trading are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading and BIDS Trading compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of March 31, 2022, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million.

As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA.

In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at March 31, 2022, or the summation of the credit risk, market risk and fixed overheads requirements, as defined.

On March 8, 2019, Cboe NL received approval from the Dutch Ministry of Finance to operate a RM, an MTF, and an approved publication arrangement in the Netherlands. As a RM, Cboe NL is subject to minimum capital requirements, as established by the Dutch Ministry of Finance in the license dated March 8, 2019.

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

The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of March 31, 2022 (in millions):

			Minimum
Subsidiary	Regulatory Authority	Actual	Requirement
Cboe Trading	FINRA/SEC	$17.4	$1.2
BIDS Trading	FINRA/SEC	10.8	0.5
Cboe Europe	FCA	49.7	26.7
Cboe Chi-X Europe	FCA	0.4	0.1
Cboe NL	Dutch Authority for Financial Markets	9.9	5.4
EuroCCP	DNB	57.9	37.7
MATCHNow	IIROC	5.4	0.2
CFE	CFTC	59.7	46.8
SEF	CFTC	2.4	0.9

Cboe Australia is regulated by the Australian Securities and Investments Commission (“ASIC”). Cboe Australia is required to maintain sufficient financial resources to operate the market properly in accordance with Section 794A(d) of the Corporations Act, which Cboe Australia satisfies by maintaining a prudent cash reserve, which must be equal to at least six months of its projected operating expenses. As of March 31, 2022, Cboe Australia holds $4.6 million in cash deposits to meet this requirement.

Cboe Japan is regulated by the Japanese Financial Services Agency (“JFSA”) and the Japan Securities Dealers Association (“JSDA”). Cboe Japan is required to maintain a minimum level of regulatory capital ratio of 120% in accordance with such requirements prescribed by the JFSA and JSDA. As of March 31, 2022, Cboe Japan had a regulatory capital ratio of 266%.

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

The Company recognized stock-based compensation expense of $9.1 million and $11.7 million for the three months ended March 31, 2022 and 2021, respectively. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income.

The activity in the Company’s restricted stock, consisting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the three months ended March 31, 2022 was as follows:

RSAs and RSUs

The following table summarizes RSA and RSU activity during the three months ended March 31, 2022:

		Weighted
	Number of	average grant
	Shares	date fair value
Nonvested stock at December 31, 2021	443,319	$99.22
Granted	253,860	120.77
Vested	(176,343)	98.19
Forfeited	(20,438)	98.98
Nonvested stock at March 31, 2022	500,398	$110.52

RSAs granted to non-employee members of the Board of Directors have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the RSAs will be forfeited if the director leaves the Board of Directors prior to the applicable vesting date. The RSAs have voting rights and entitle the holder to receive dividends.

RSUs entitle the holder to one share of common stock upon vesting, typically vest over a three year period, and vesting accelerates upon the occurrence of a change in control or a termination of employment following a change in control or in the event of a participant’s earlier death or disability. Vesting will also accelerate upon a qualified retirement where applicable and permitted. Where applicable and permitted, qualified retirement eligibility occurs once achieving 55 years of age and 10 years of service for grants awarded in and after 2017. Unvested RSUs will be forfeited if the officer, or employee leaves the Company prior to the applicable vesting date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

During the three months ended March 31, 2022, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 65,429 shares of common stock totaling $7.8 million as the result of the vesting of 175,047 shares of restricted stock.

PSUs

The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the three months ended March 31, 2022:

		Weighted
	Number of	average grant
	Shares	date fair value
Nonvested stock at December 31, 2021	152,410	$108.41
Granted	62,388	142.05
Vested	(16,834)	96.00
Forfeited	(33,542)	95.40
Nonvested stock at March 31, 2022	164,422	$125.10

PSUs include awards related to earnings per share during the performance period as well as awards related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return PSUs which incorporated the following assumptions: risk-free interest rate (1.75)%, three-year volatility (32.2)% and three-year correlation with S&P 500 Index (0.51). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of the Company’s common stock. The vesting period for the PSUs contingent on the achievement of performance conditions is three years. For each of the performance awards, the PSUs will be settled in shares of the Company’s common stock following vesting of the PSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change in control of the Company, or a termination of employment following a change in control, or in the event of a participant’s earlier death or disability. Participants have no voting rights with respect to the PSUs until the issuance of the shares of common stock. Dividends are accrued by the Company and will be paid once the PSUs contingent on the achievement of performance conditions vest.

In the three months ended March 31, 2022, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 5,245 shares of common stock totaling $0.6 million as the result of the vesting of 16,834 shares of performance stock.

As of March 31, 2022, there were $50.6 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 2.2 years.

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

The Company records compensation expense over the offering period related to the discount that is given to employees, which totaled $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, 637,225 shares were reserved for future issuance under the ESPP.

18. EQUITY

Common Stock

The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of March 31, 2022, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 108,369,053 and

106,188,570 shares were issued and outstanding, respectively. As of December 31, 2021, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 108,159,319 and 106,646,498 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.

Common Stock in Treasury, at Cost

The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are retired or they are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. When treasury shares are retired, they are removed from the common stock in treasury balance. The Company held 2,180,483 and 1,512,821 shares of common stock in treasury as of March 31, 2022 and December 31, 2021, respectively.

Share Repurchase Program

In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $1.6 billion. The Company expects to fund repurchases primarily through the use of existing cash balances. The program permits the Company to purchase shares, through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the periods presented as follows:

	Three Months Ended March 31,
	2022	2021
Number of shares of common stock repurchased	596,988	490,632
Average price paid per share	$117.25	$96.97
Total purchase price (in millions)	$70.0	$47.6

Since inception of the program through March 31, 2022, the Company has repurchased 18,669,117 shares of common stock at an average cost per share of $69.69, totaling $1.3 billion.

As of March 31, 2022 and 2021, the Company had $248.9 million and $352.5 million of availability remaining under its existing share repurchase authorizations, respectively.

Purchase of Common Stock from Employees

The Company purchased 70,674 and 59,202 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $118.89 and $96.03 during the three months ended March 31, 2022 and 2021, respectively. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards, restricted stock units, and performance share awards.

Preferred Stock

The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of March 31, 2022, and December 31, 2021, the Company had no shares of preferred stock issued or outstanding.

Dividends

During the three months ended March 31, 2022, the Company declared and paid cash dividends per share of $0.48 for an aggregate payout of $51.4 million. During the three months ended March 31, 2021, the Company declared and paid cash dividends per share of $0.42 for an aggregate payout of $45.3 million.

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

19.  INCOME TAXES

The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. The effective tax rate from continuing operations was 51.3% (29.9% excluding Section 199 related matters) and 28.9% for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes the non-GAAP calculation of the effective tax rate for the three months ended March 31, 2022:

Tax Rate
GAAP effective tax rate	51.3%
Tax effect of Section 199 related matters	(21.4)%
Effective tax rate excluding Section 199 matters	29.9%

The higher effective tax rate in the first quarter of 2022 is due to the derecognition of the Company’s Section 199 tax benefits for tax years 2008 through 2016 upon the unfavorable decision by the United States Tax Court in the matter of Bats Global Markets Holdings, Inc. and Subsidiaries v. Commissioner of Internal Revenue, on March 31, 2022.

The Company petitioned the U.S. Tax Court on January 13, 2017, May 7, 2018 and November 29, 2018 for a redetermination of IRS notices of deficiency for Cboe and certain of its subsidiaries for tax years 2011 through 2015 related to its Section 199 claims. These petitions resulted in the establishment of three cases before the U.S. Tax Court. The Company also filed a complaint on October 9, 2018 with the Court of Federal Claims for a refund of Section 199 claims related to tax years 2008 through 2010, resulting in the establishment of a single case before the Court of Federal Claims.

The first case that went to trial involved certain subsidiaries related to electronic trading for tax years 2011, 2012 and 2013. The U.S. Tax Court held the trial remotely from May 24, 2021 to June 1, 2021. On March 31, 2022, the U.S. Tax Court issued its decision rejecting the Company’s basis for its petition (the “Opinion”). A notice of appeal, which would lie before the U.S. Court of Appeals for the 10th Circuit, must be filed within 90 days of entry of the pending decision which will give effect to the Opinion. The Company plans to appeal. Two cases remain pending in U.S. Tax Court and the case before the Court of Federal Claims also remains pending. Trial dates in those cases have not been established.

As a result of the Opinion, the Company’s Section 199 positions no longer meet the recognition threshold provided by ASC 740-10. Accordingly, the Company increased its provision for income taxes in order to fully reserve for the expected aggregate amount of additional liabilities that the Company currently expects would result from these cases if they were all decided against the Company.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in millions, except per share data):

	Three Months Ended March 31,
	2022	2021
Basic earnings per share numerator:
Net income	$109.6	$137.2
Earnings allocated to participating securities	(0.4)	(0.4)
Net income allocated to common stockholders	$109.2	$136.8
Basic earnings per share denominator:
Weighted average shares outstanding	106.6	107.3
Basic earnings per share	$1.02	$1.27

Diluted earnings per share numerator:
Net income	$109.6	$137.2
Earnings allocated to participating securities	(0.4)	(0.4)
Net income allocated to common stockholders	$109.2	$136.8
Diluted earnings per share denominator:
Weighted average shares outstanding	106.6	107.3
Dilutive potential common shares outstanding	0.2	0.1
Total dilutive weighted average shares	106.8	107.4
Diluted earnings per share	$1.02	$1.27

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share.

21.  COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Legal Proceedings

As of March 31, 2022, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of March 31, 2022, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.

City of Providence

On April 18, 2014, the City of Providence, Rhode Island filed a securities class action lawsuit in the federal district court for the Southern District of New York (“Lower Court”) against Bats and Direct Edge Holdings LLC, as well as 14 other securities exchanges. The action purports to be brought on behalf of all public investors who purchased and/or sold shares of stock in the United States since April 18, 2009 on a registered public stock exchange (“Exchange Defendants”) or a U.S.-based alternate trading venue and were injured as a result of the alleged misconduct detailed in the complaint, which includes allegations that the Exchange Defendants committed fraud through a variety of business practices associated with, among other things, what is commonly referred to as high frequency trading. On May 2, 2014 and May 20, 2014, American European Insurance Company and Harel Insurance Co., Ltd. each filed substantially similar class action lawsuits against the Exchange Defendants which were ultimately consolidated with the City of Providence, Rhode Island securities class action lawsuit. On June 18, 2015, the Lower Court held oral argument on the pending Motion to Dismiss and thereafter, on August 26, 2015, the Lower Court issued an Opinion and Order granting Exchange Defendants’ Motion to Dismiss, dismissing the complaint in full. On September 24, 2015, Plaintiffs filed a Notice of Appeal with the Court of Appeals for the Second Circuit (“2nd Circuit”), seeking to appeal the August 26, 2015 dismissal opinion and order. On January 7, 2016, Plaintiffs filed their opening brief with the 2nd Circuit and on April 7, 2019, the Exchange Defendants filed their opposition brief with the 2nd Circuit. Oral argument was held on August 24, 2016. Following oral argument, the 2nd Circuit issued an order requesting that the SEC submit an amicus brief on whether the Lower Court had jurisdiction and whether the Exchange Defendants have immunity in the claims alleged. The SEC filed its amicus brief with the 2nd Circuit on November 28, 2016 and Plaintiffs and the Exchange Defendants filed their respective supplemental response briefs on December 12, 2016. On December 19, 2017, the 2nd Circuit reversed the Lower Court’s dismissal and remanded the case back to the Lower Court. On March 13, 2018, the 2nd Circuit denied the Exchange Defendants’ motion for re-hearing. The Exchange Defendants filed their opening brief for their motion to dismiss May 18, 2018, Plaintiffs’ response was filed June 15, 2018 and the Exchange Defendants’ reply was filed June 29, 2018. On May 28, 2019, the Lower Court issued an opinion and order denying the Exchange Defendants’ motion to dismiss. On June 17, 2019, the Exchange Defendants filed a motion seeking interlocutory appeal of the May 28, 2019 dismissal order, which was denied July 16, 2019. Exchange Defendants filed their answers on July 25, 2019. Targeted discovery regarding class certification and legal preclusion concluded on April 26, 2021. On May 28, 2021, (1) Plaintiffs filed a Motion for Class Certification, (2) Bats and NYSE filed a joint Motion for Summary Judgment on Grounds of Legal Preclusion and a joint Motion for Summary Judgment on Grounds of Lack of Article III Standing, and (3) Nasdaq filed a Motion for Summary Judgment for Legal Preclusion. Briefing on these dispositive motions concluded in December 2021. The parties also filed motions to exclude some of the other’s experts. Oral argument regarding the joint Motion for Lack of Article III Standing and Exchange Defendant’s motion to exclude the testimony of one of Plaintiffs’ experts occurred on March 11, 2022. On March 28, 2022, the Lower Court entered an opinion and order dismissing all of Plaintiffs’ claims, without prejudice, against the Exchange Defendants and ordered that judgment be entered for the Defendant Exchanges. On April 25, 2022, Plaintiffs filed a Notice of Appeal with the 2nd Circuit, seeking to appeal the March 28, 2022 dismissal order and the judgment entered against them.

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

22. LEASES

The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of March 31, 2022. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the three months ended March 31, 2022, $14.8 million of right of use assets and $14.8 million of lease liabilities were added related to new operating leases.

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

The following table presents the supplemental balance sheet information related to leases as of March 31, 2022 and December 31, 2021, respectively (in millions):

	March 31,	December 31,
	2022	2021
Operating lease right of use assets	$122.5	$110.1
Total leased assets	$122.5	$110.1

Accrued liabilities	$16.9	$15.6
Non-current operating lease liabilities	141.3	129.2
Total leased liabilities	$158.2	$144.8

The following table presents operating lease costs and other information as of and for the three months ended March 31, 2022 and 2021, respectively (in millions, except as stated):

	Three Months Ended March 31,
	2022	2021
Operating lease costs (1)	$7.4	$6.2

Lease term and discount rate information:
Weighted average remaining lease term (years)	10.7	11.9
Weighted average discount rate	3.1%	3.4%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities	$5.3	$4.1
Lease incentive for leasehold improvements	—	—
Right-of-use assets obtained in exchange for lease liabilities	14.8	1.0
(1)	Includes short-term lease and variable lease costs, which are immaterial.

The maturities of the lease liabilities are as follows as of March 31, 2022 (in millions):

March 31,
2022
Remainder of 2022	$15.2
2023	21.0
2024	16.1
2025	15.2
2026	16.2
After 2026	105.1
Total lease payments (1)	$188.8
Less: Interest	(30.6)
Present value of lease liabilities	$158.2
(1)	Total lease payments include $20.4 million related to options to extend lease terms that are reasonably certain of being exercised.

23.  SUBSEQUENT EVENTS

On April 27, 2022, pursuant to the Term Loan Agreement, the Company submitted a committed loan notice to borrow $190 million on April 29, 2022.

On April 28, 2022, the Company entered into an agreement to sell its former headquarters building with a tentative close date in June 2022, subject to customary closing conditions.

There have been no other subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the three months ended March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Recent Developments

Planned acquisition of ErisX

On October 20, 2021, the Company announced it entered into a definitive agreement to acquire ErisX. ErisX operates a U.S. based digital asset spot market, a regulated futures exchange and a regulated clearinghouse. Ownership of ErisX presents a unique opportunity for the Company to enter the digital asset spot and derivatives marketplaces through a digital-first platform developed with industry partners to focus on robust regulatory compliance, data and transparency. The transaction is expected to close in the second quarter of 2022, subject to customary closing conditions.

Planned acquisition of NEO

On November 15, 2021, the Company announced it entered into a definitive agreement to acquire Aequitas Innovations, Inc. (“NEO”). NEO is a fintech organization that is comprised of a fully registered Tier-1 Canadian securities exchange with a diverse product and services set ranging from corporate listings to cash equity trading. Ownership of NEO will help allow the Company to provide a more fulsome Canadian equities offering, operating the NEO Exchange, a national securities exchange with trading, listings, and other services, in addition to MATCHNow, the ATS acquired by the Company in 2020. The transaction is expected to close in the second or third quarter of 2022, subject to regulatory review and other customary closing conditions.

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

Options. The Options segment includes options on market indices (“index options”), as well as on the stocks of individual corporations (“equity options”), and options on ETPs, such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”), which are “multi-listed” options and listed on a non-exclusive basis. These options are eligible to trade on Cboe Options, C2, BZX, EDGX, and other U.S. national security exchanges. Cboe Options is the Company’s primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on the Cboe Options trading floor in Chicago. C2 Options, BZX Options, and EDGX Options are all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data fees generated from the consolidated tape plans, the licensing of proprietary options market data, index licensing, and access and capacity services.

North American Equities. The North American Equities segment includes listed U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform, and Canadian equities and other transaction services that occur on or through the MATCHNow ATS. The North American Equities segment also includes ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, applicable market data fees generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.

Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, exchange-traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of EuroCCP, as well as the equities transaction services of Cboe Australia and Cboe Japan, each operators of trading venues in Australia and Japan. This segment was previously referred to as the European Equities segment but was updated to the Europe segment in the first quarter of 2021 as a result of the launch of Cboe Europe Derivatives, a pan-European derivatives platform in September 2021. The segment was subsequently updated to Europe and Asia Pacific to reflect the acquisition of Cboe Asia Pacific in July 2021. Cboe Europe operates lit and dark books, a periodic auctions book, and Cboe BIDS Europe, a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019 and based in Amsterdam, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area (“EEA”) symbols. The new Cboe Europe Derivatives venue offers futures and options based on Cboe Europe equity indices. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia, and Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.

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

General Factors Affecting Results of Operations

In broad terms, our business performance is impacted by a number of drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, the regulatory environment for capital markets, geopolitical events, tax policies, central bank policies and changing technology, particularly in the financial services industry. We believe our future revenues and net income will continue to be influenced by a number of domestic and international economic trends, including:

●	trading volumes on our proprietary products such as VIX options and futures and SPX options;
●	trading volumes in listed equity securities, options, futures, and ETPs in North America, Europe, and Asia Pacific, clearing volumes in listed equity securities and ETPs in Europe, volumes in listed equity options, and volumes in institutional FX trading;
●	the demand for and pricing structure of the U.S. tape plan market data distributed by the Securities Information Processors (“SIPs”), which determines the pool size of the industry market data fees we receive based on our market share;
●	consolidation and expansion of our customers and competitors in the industry;
●	the demand for information about, or access to, our markets and products, which is dependent on the products we trade, our importance as a liquidity center, quality and integrity of our proprietary indices, and the quality and pricing of our data and access and capacity services;
●	continuing pressure in transaction fee pricing due to intense competition in the North American, European, and Asia Pacific markets;
●	significant fluctuations in foreign currency translation rates or weakened value of currencies; and

●	regulatory changes and obligations relating to market structure and increased capital requirements, and those which affect certain types of instruments, transactions, products, pricing structures, capital market participants or reporting or compliance requirements.

A number of significant structural, political and monetary issues, global conflicts and the COVID-19 pandemic continue to confront the global economy, and instability could continue, resulting in an increased or subdued level of inflation, market volatility, supply chain constraints, changes in trading volumes and greater uncertainty, inflationary increases in our expenses, such as compensation inflation, may have an adverse effect on our financial results.

We continue to closely monitor developments around COVID-19 and follow guidance provided by governmental and public health agencies. In response to COVID-19, we have provided frequent communications to employees, customers, regulators, critical vendors, technology equipment suppliers, data and disaster recovery centers, and other service providers and instructed non-essential employees to work from home on a temporary basis, implemented travel restrictions, and temporarily suspended open outcry trading between March 13, 2020 and June 14, 2020, without any known significant disruptions to our business or control processes. We expect to continue to take further actions as necessary in response to addressing COVID-19. Our business and operations could be materially and adversely affected by the effects of COVID-19, however, the extent to which our results could be affected by COVID-19 largely depends on future developments which cannot be accurately predicted and are uncertain. Further, changes in trading behavior, additional suspensions of open outcry trading, market disruptions and other future developments caused by the effects of COVID-19 could impact trading volumes and the demand for our products, market data, and services, which could have a material adverse effect on our business, financial condition, operating results and cash flows for fiscal year 2022 and could be material during any future period impacted either directly or indirectly by this pandemic.

Components of Revenues

Cash and Spot Markets

Revenue aggregated into cash and spot markets includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other revenue from the Company’s North American Equities, Europe and Asia Pacific, and Global FX segments.

Data and Access Solutions

Revenue aggregated into data and access solutions includes access and capacity fees, proprietary market data fees, and associated other revenue across the Company’s five segments.

Derivatives Markets

Includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other fees from the Company’s Options, Futures, and Europe and Asia Pacific segments.

Components of Cost of Revenues

Liquidity Payments

Liquidity payments are directly correlated to the volume of securities traded on our markets. As stated above, we record the liquidity rebates paid to market participants providing liquidity, in the case of C2, BZX, EDGX, and Cboe Europe Equities and Derivatives, as cost of revenue. BYX and EDGA offer a pricing model where we rebate liquidity takers for executing against an order resting on our book, which is also recorded as a cost of revenues.

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

Section 31 Fees

Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA) are assessed fees pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat these fees as a pass-through charge to customers executing eligible listed equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as regulatory transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. CFE, Cboe Trading, Cboe Europe, Cboe NL, BIDS, MATCHNow, Cboe FX, Cboe Australia and Cboe Japan are not U.S. national securities exchanges, and accordingly are not charged Section 31 fees.

Royalty Fees and Other Cost of Revenues

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

The following summarizes changes in financial performance for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

(1)	These are Non-GAAP figures for which reconciliations are provided below.

	Three Months Ended March 31,		Increase/	Percent
	2022	2021	(Decrease)	Change

	(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$974.5	$1,010.8	$(36.3)	(4)%
Total cost of revenues	556.4	645.3	(88.9)	(14)%
Revenues less cost of revenues	418.1	365.5	52.6	14%
Total operating expenses	178.4	160.9	17.5	11%
Operating income	239.7	204.6	35.1	17%
Income before income tax provision	224.9	192.9	32.0	17%
Income tax provision	115.3	55.7	59.6	107%
Net income	$109.6	$137.2	$(27.6)	(20)%
Basic earnings per share	$1.02	$1.27	$(0.25)	(20)%
Diluted earnings per share	1.02	1.27	(0.25)	(20)%
Organic net revenue (1)	409.7	365.5	44.2	12%
EBITDA (2)	276.2	246.8	29.4	12%
EBITDA margin (3)	66.1%	67.5%	(1.4)%	*
Adjusted EBITDA (2)	$281.2	$250.2	$31.0	12%
Adjusted EBITDA margin (4)	67.3%	68.5%	(1.2)%	*
Adjusted earnings (5)	$184.3	$164.8	$19.5	12%
Adjusted earnings margin (5)	44.1%	45.1%	(1.0)%	*
Diluted weighted average shares outstanding	106.8	107.4	(0.6)	(1)%
Adjusted Diluted earnings per share (6)	$1.73	$1.53	$0.20	13%

*	Not meaningful

(1)	Organic net revenue is defined as revenues less cost of revenues excluding revenues less cost of revenues of any acquisition that has been owned for less than one year. Revenues from acquisitions that have been owned at least one year are considered organic and are no longer excluded from organic net revenue from either period for comparative purposes. Organic net revenue does not represent, and should not be considered as, an alternative to revenues less cost of revenues, or net revenue, as determined in accordance with GAAP. We have presented organic net revenue because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our operating financial performance before the effects of acquisitions. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate organic net revenue differently than we do. Organic net revenue has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended
	March 31,
	2022	2021

	(in millions)
Revenues less cost of revenues	$418.1	$365.5
Recent acquisitions:
Acquisition revenues less cost of revenues	$(8.4)	$—
Organic net revenue	$409.7	$365.5

(2)	EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs and investment establishment costs. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(4)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(5)	Adjusted earnings is defined as net income adjusted for amortization of purchased intangibles, acquisition-related costs, investment establishment costs, tax reserves, and net income allocated to participating securities, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(6)	Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding.

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2022
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate	Total
Net income (loss) allocated to common stockholders	$162.4	$38.4	$14.0	$16.9	$2.4	$(124.9)	$109.2
Interest expense, net	—	—	1.9	—	—	8.9	10.8
Income tax provision	—	—	4.8	—	—	110.5	115.3
Depreciation and amortization	6.7	18.1	9.6	0.7	5.8	—	40.9
EBITDA	169.1	56.5	30.3	17.6	8.2	(5.5)	276.2
Acquisition-related costs	—	0.4	0.8	—	—	0.8	2.0
Investment establishment costs	—	—	—	—	—	3.0	3.0
Adjusted EBITDA	$169.1	$56.9	$31.1	$17.6	$8.2	$(1.7)	$281.2

	Three Months Ended March 31,
	2021
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate	Total
Net income (loss) allocated to common stockholders	$127.9	$43.7	$7.8	$17.4	$1.2	$(61.2)	$136.8
Interest expense, net	—	—	3.4	—	—	8.9	12.3
Income tax provision	—	1.2	3.5	—	—	51.0	55.7
Depreciation and amortization	7.4	19.6	7.9	0.7	6.4	—	42.0
EBITDA	135.3	64.5	22.6	18.1	7.6	(1.3)	246.8
Acquisition-related costs	0.3	—	—	—	—	3.1	3.4
Adjusted EBITDA	$135.6	$64.5	$22.6	$18.1	$7.6	$1.8	$250.2

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended
	March 31,
	2022	2021
Net income allocated to common stockholders	$109.2	$136.8
Amortization	30.6	32.9
Acquisition-related costs	2.0	3.4
Investment establishment costs	3.0	—
Tax reserves	48.5	—
Tax effect of adjustments	(8.7)	(8.2)
Net income allocated to participating securities	(0.3)	(0.1)
Adjusted earnings	$184.3	$164.8

The following summarizes changes in certain operational and financial metrics for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

Index Options
Average Daily Volume (in millions)
Revenue per contract
2.5
2.0
1.5
1.0
0.6
0.8
1.0
2.4
1.9
Q1 2022
Q1 2021
Average Daily Volume
Revenue per contract

Multi-Listed Options
Average Daily Volume (in millions)
Revenue per contract
12.0
11.0
10.0
9.0
8.0
7.0
6.0
5.0
0.02
0.04
0.06
0.08
11.0
10.8
Q1 2022
Q1 2021
Average Daily Volume
Revenue per contract

U.S. Equities - Exchange
Average Daily Volume (in billions)
Net capture per 100 touched shares
2.5
2.0
1.5
1.0
0.01
0.02
0.03
1.9
2.3
Q1 2022
Q1 2021
Average Daily Volume
Net capture per 100 touched shares

Canadian Equities
Average Daily Volume (CAD in millions)
Net capture per 10,000 touched shares, in CAD
80
70
60
50
40
30
20
4.0
6.0
8.0
10.0
12.0
41.1
71.4
Q1 2022
Q1 2021
Average Daily Volume
Net capture per 10,000 touched shares, in CAD

European Equities
Average Daily Notional Value (€ in billions)
Net capture matched value in basis points, in EUR
14
12
10
8
6
4
2
0
0.1
0.2
0.3
0.4
12.8
7.5
Q1 2022
Q1 2021
Average Daily Notional Value
Net capture per matched value in basis points, in EUR

EuroCCP - Trades Cleared
Trades Cleared (in millions)
Fee per trade cleared, in EUR
600
400
200
0
0.008
0.009
0.010
0.011
0.012
454.4
298.2
Q1 2022
Q1 2021
Trades Cleared
Fee per trade cleared, in EUR

EuroCCP - Net Settlement Volume
Net Settlement Volume (in millions)
Net fee per settlement, in EUR
4
2
0
0.0
0.4
0.8
1.2
1.6
2.0
2.8
2.4
Q1 2022
Q1 2021
Net Settlement Volume
Net fee per settlement, in EUR

Futures
Average Daily Volume (in thousands)
Revenue per contract
300
250
200
150
100
1.0
1.5
2.0
2.5
253.7
255.9
Q1 2022
Q1 2021
Average Daily Volume
Revenue per contract

Global FX
Average Daily Notional Value ($ in billions)
Net capture per one million dollars traded
45
40
35
30
25
1.0
2.0
3.0
4.0
42.0
37.1
Q1 2022
Q1 2021
Average Daily Notional Value
Net capture per one million dollars traded

The following table includes operational and financial metrics for our Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX segments. The metrics listed for Australian Equities and Japanese Equities in the table below are newly added for the three months ended March 31, 2022 as a result of the acquisition completed during 2021. Therefore, the table does not include results from the periods preceding each acquisition for the applicable metrics. The following summarizes changes in certain operational and financial metrics for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	Three Months Ended March 31,		Increase/	Percent
	2022	2021	(Decrease)	Change

	(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	42.5	42.0	0.5	1%
Total touched contracts (1)	13.4	12.7	0.7	6%
Multi-listed contract ADV	11.0	10.8	0.2	2%
Index contract ADV	2.4	1.9	0.5	27%
Number of trading days	62	61	1	2%
Total Options revenue per contract (RPC) (2)	$0.210	$0.177	$0.033	18%
Multi-listed options RPC (2)	0.067	0.067	—	—%
Index options RPC (2)	0.857	0.803	0.054	7%
Total Options market share	31.5%	30.2%	1.3%	*
Multi-listed options market share	27.4%	26.9%	0.5%	*
Index options market share	99.1%	99.0%	0.1%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total touched shares (in billions) (1)	1.9	2.3	(0.4)	(17)%
Market ADV (in billions)	12.9	14.7	(1.8)	(12)%
Market share	14.3%	15.0%	(0.7)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (3)	$0.017	$0.015	$0.002	8%
U.S. ETPs: launches (number of launches)	32	35	(3)	(9)%
U.S. ETPs: listings (number of listings)	566	471	95	20%
U.S. Equities - Off-Exchange:
ADV:
Total touched shares (in millions) (1)	108.5	99.5	9.0	9%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (4)	$0.117	$0.121	$(0.004)	(4)%
Trading days	62	61	1	2%
Canadian Equities:
ADV (matched shares, in millions) (5)	41.1	71.4	(30.3)	(42)%
Trading days	62	62	—	—%
Net capture (per 10,000 touched shares, in Canadian dollars) (6)	9.131	7.184	1.947	27%
Europe and Asia Pacific:
European Equities:
ADNV:
Matched ADNV (in billions) (7)	€12.8	€7.5	€5.3	71%
Market ADNV (in billions)	58.7	44.8	13.9	31%
Trading days	64	63	1	2%
Market share	21.8%	16.8%	5.0%	*
Net capture (per matched notional value in basis points) (8)	0.233	0.284	(0.051)	(18)%
EuroCCP:
Trades cleared (9)	454.4	298.2	156.2	52%
Fee per trade cleared (10)	€0.009	€0.011	€(0.002)	(14)%
Net settlement volume (11)	2.8	2.4	0.4	16%
Net fee per settlement (12)	€0.924	€0.865	€0.059	7%
Australian Equities:
ADNV (AUD billions)	$0.9	$—	$0.9	—%
Trading days	63	—	63	—%
Market share - Continuous	15.8%	—%	15.8	*
Net capture (per matched notional value in basis points) (13)	0.173	—	0.173	—%
Japanese Equities:
ADNV (JPY billions)	¥164.6	¥—	¥164.6	—%
Trading days	58	—	58	—%
Market share - Lit Continuous	3.8%	—%	3.8%	*
Net capture (per matched notional value in basis points) (14)	0.228	—	0.228	—%
Futures:
ADV (in thousands)	253.7	255.9	(2.2)	(1)%
Trading days	62	61	1	2%
Revenue per contract	$1.637	$1.639	$(0.002)	—%
Global FX:
ADNV (in billions)	$42.0	$37.1	$4.9	13%
Trading days	64	63	1	2%
Global FX (net capture per one million dollars traded) (15)	2.67	2.65	0.02	1%

Average British pound/U.S. dollar exchange rate	$1.342	$1.379	$(0.037)	(3)%
Average Canadian dollar/U.S. dollar exchange rate	$0.789	$0.790	$(0.001)	—%
Average Euro/U.S. dollar exchange rate	$1.122	$1.205	$(0.083)	(7)%
Average Euro/British pound exchange rate	£0.836	£0.874	£(0.038)	(4)%
Average Australian dollar/U.S. dollar exchange rate	$0.721	$—	$0.721	—%
Average Japanese Yen/U.S. dollar exchange rate	$0.009	$—	$0.009	—%
*	Not meaningful

Note, the percent change listed represents the change in the unrounded metrics figures.

(1)	Touched volume represents the total number of shares of equity securities and ETFs internally matched on our exchanges or routed to and executed on an external market center.
(2)	Average revenue per contract, for options and futures represents total net transaction fees recognized for the period divided by total contracts traded during the period.
(3)	Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX, and EDGA and the number of trading days.
(4)	Net capture per 100 touched shares refers to transaction fees less order and execution management system (OMS/EMS) fees and clearing costs divided by the product of one-hundredth ADV of touched shares on BIDS Trading and the number of trading days for the period.
(5)	Matched volume represents the total number of shares of equity securities and ETFs activity executed on our exchanges.
(6)	Net capture per 10,000 touched shares refers to transaction fees divided by the product of one-ten thousandth ADV of shares for MATCHNow and the number of trading days.
(7)	Matched ADNV represents the average daily notional value of shares or contracts executed on our exchanges.
(8)	Net capture per matched notional value refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Equities and the number of trading days.
(9)	Trades cleared refers to the total number of non-interoperable trades cleared.
(10)	Fee per trade cleared refers to clearing fees divided by number of non-interoperable trades cleared.
(11)	Net settlement volume refers to the total number of settlements executed after netting.
(12)	Net fee per settlement refers to settlement fees less direct costs incurred to settle divided by the number of settlements executed after netting.
(13)	Net capture per matched notional value refers to transaction fees less liquidity payments in Australian dollars divided by the product of ADNV in Australian dollars of shares matched on Cboe Australia and the number of Australian Equities trading days.
(14)	Net capture per matched notional value refers to transaction fees less liquidity payments in Japanese Yen divided by the product of ADNV in Japanese Yen of shares matched on Cboe Japan and the number of Japanese Equities trading days.
(15)	Net capture per one million dollars traded refers to net transaction fees less liquidity payments, if any, divided by the Spot and SEF products of one-thousandth of ADNV traded on the Cboe FX Markets and the number of trading days, divided by two, which represents the buyer and seller that are both charged on the transaction.

Revenues

Total revenues for the three months ended March 31, 2022 decreased $36.3 million, or 4%, compared to the prior period primarily due to decreased cash and spot markets revenue as a result of a decline in the Section 31 fee rate and a decline in volumes traded on the U.S. Equities exchanges, partially offset by increased derivatives markets revenue attributable to increased volumes traded on the Options exchanges, coupled with increased data and access solutions revenue primarily related to increased access and capacity fees in the Options and North American Equities segments. The following summarizes changes in revenues for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 (in millions, except percentages):

	Three Months Ended
	March 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
Cash and spot markets	$461.9	$548.9	$(87.0)	(16)%
Data and access solutions	118.9	100.6	18.3	18%
Derivatives markets	393.7	361.3	32.4	9%
Total revenues	$974.5	$1,010.8	$(36.3)	(4)%

Cash and Spot Markets

Cash and spot markets revenue decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to decreases in regulatory fees and transaction and clearing fees. Regulatory fees decreased primarily due to a 68% decline in the Section 31 fee rate, from an average rate of $15.80 per million dollars of covered sales for the three months ended March 31, 2021 to an average rate of $5.10 per million dollars of covered sales during the three months ended March 31, 2022. Transaction and clearing fees decreased primarily due to a 17% decrease in total touched shares on U.S. Equities exchanges, partially offset by a 71% increase in European Equities matched ADNV.

Data and Access Solutions

Data and access solutions revenue increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increases in logical port revenue in the Options and North American Equities segments, increases in physical port revenue in the North American Equities and Options segments, and increased access fees in the Europe and Asia Pacific segment. Proprietary market data fees increased primarily due to proprietary market data attributable to Cboe Asia Pacific, which was acquired in the third quarter of 2021, coupled with an increase in financial risk analytics market data in the Options segment, partially offset by a decrease in licensing fees.

Derivatives Markets

Derivatives markets revenue increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to an increase in transaction and clearing fees, partially offset by a decrease in regulatory fees. Transaction and clearing fees increased primarily due to a 27% increase in index options ADV. Regulatory fees decreased primarily due to a 68% decline in the Section 31 fee rate, from an average rate of $15.80 per million dollars of covered sales for the three months ended March 31, 2021 to an average rate of $5.10 per million dollars of covered sales during the three months ended March 31, 2022.

Cost of Revenues

The following tables reconcile the cost of revenues captions presented on the condensed consolidated statements of income to the updated net revenue captions discussed in Note 1 (“Organization and Basis of Presentation”) for the three months ended March 31, 2022 and 2021, respectively (in millions):

	Three Months Ended March 31,
	2022
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$299.6	$—	$167.9	$467.5
Routing and clearing fees	15.6	—	6.7	22.3
Section 31 fees	31.8	—	3.9	35.7
Royalty fees and other cost of revenues	4.6	2.4	23.9	30.9
Total cost of revenues	$351.6	$2.4	$202.4	$556.4

	Three Months Ended March 31,
	2021
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$335.8	$—	$166.0	$501.8
Routing and clearing fees	21.6	—	5.5	27.1
Section 31 fees	82.0	—	9.9	91.9
Royalty fees and other cost of revenues	4.2	2.0	18.3	24.5
Total cost of revenues	$443.6	$2.0	$199.7	$645.3

Cost of revenues decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to decreased cash and spot markets cost of revenues related to lower Section 31 fees, coupled with a decline in liquidity payments.

The following summarizes changes in the disaggregated cost of revenues for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 (in millions, except percentages):

	Three Months Ended
	March 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
Liquidity payments	$467.5	$501.8	$(34.3)	(7)%
Routing and clearing	22.3	27.1	(4.8)	(18)%
Section 31 fees	35.7	91.9	(56.2)	(61)%
Royalty fees and other cost of revenues	30.9	24.5	6.4	26%
Total cost of revenues	$556.4	$645.3	$(88.9)	(14)%

Liquidity Payments

Liquidity payments decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a decrease in volumes traded on the U.S. Equities exchanges, partially offset by increased volumes traded on the European Equities exchanges.

Routing and Clearing

Routing and clearing fees decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a decline in routed trades in the North American Equities segment, partially offset by an increase in routed shares on the Options exchanges.

Section 31 Fees

Section 31 fees decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a 68% decline in the Section 31 fee rate, from an average rate of $15.80 per million dollars of covered sales for the three months ended March 31, 2021 to an average rate of $5.10 per million dollars of covered sales during the three months ended March 31, 2022.

Royalty Fees and Other Cost of Revenues

Royalty fees and other cost of revenues increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to an increase in trading volume in licensed products.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased $52.6 million, or 14%, for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increased derivatives markets revenue attributable to increased volumes traded on the Options exchanges, as well as increased access and capacity fees in the Options and North American Equities segments.

The following summarizes the components of revenues less cost of revenues for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 (in millions, except percentages):

	Three Months Ended
	March 31,			Percent
	2022	2021	Increase	Change
Cash and spot markets	$110.3	$105.3	$5.0	5%
Data and access solutions	116.5	98.6	17.9	18%
Derivatives markets	191.3	161.6	29.7	18%
Total revenues less cost of revenues	$418.1	$365.5	$52.6	14%

Cash and Spot Markets

Cash and spot markets revenues less cost of revenues increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increased transaction and clearing fees in the European Equities segment. Transaction and clearing fees increased primarily due to a 71% increase in European Equities matched ADNV, partially offset by a 17% decline in total touched shares on U.S. Equities exchanges. Routing and clearing fees decreased primarily due to a 36% decline in routed shares on U.S. Equities exchanges.

Data and Access Solutions

Data and access solutions revenues less cost of revenues increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased due to increases in logical port revenue in the Options and North American Equities segments, increases in physical port revenue in the North American Equities and Options segments, and increased access fees in the Europe and Asia Pacific segment. Proprietary market data fees increased due to proprietary market data attributable to Cboe Asia Pacific, coupled with an increase in financial risk analytics market data in the Options segment.

Derivatives Markets

Derivatives markets revenues less cost of revenues increased for the three months ended March 31, 2022 compared to the same period in 2021 due to increased transaction and clearing fees, partially offset by increased royalty fees in the Options segment. Transaction and clearing fees increased primarily due to a 27% increase in index options ADV.

Operating Expenses

Total operating expenses for the three months ended March 31, 2022 compared to the same period in 2021 increased $17.5 million, or 11%, primarily due to increases in compensation and benefits, professional fees and outside services, and other expenses, partially offset by a decrease in acquisition-related costs.

The following summarizes changes in operating expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 (in millions, except percentages):

	Three Months Ended
	March 31,		Increase/	Percent
	2022	2021	(Decrease)	Change
Compensation and benefits	$81.2	$72.3	$8.9	12%
Depreciation and amortization	40.9	42.0	(1.1)	(3)%
Technology support services	19.2	17.2	2.0	12%
Professional fees and outside services	19.7	15.6	4.1	26%
Travel and promotional expenses	2.9	1.6	1.3	81%
Facilities costs	6.5	5.3	1.2	23%
Acquisition-related costs	2.0	3.4	(1.4)	(41)%
Other expenses	6.0	3.5	2.5	71%
Total operating expenses	$178.4	$160.9	$17.5	11%

Compensation and Benefits

Compensation and benefits increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a $9.8 million increase in salaries, wages, and bonuses, driven by a $3.5 million increase in compensation and benefits expense related to Cboe Asia Pacific, a $4.6 million increase in salaries, wages, and bonuses driven by strong Company performance year to date, merit increases, and increased headcount excluding acquisitions, and a $1.0 million increase in benefits driven by increases in payroll taxes and benefit plan contributions, partially offset by a $2.7 million decrease in equity compensation related to the reversal of 2019 PSUs which did not meet performance conditions required for vesting and forfeited awards during the three months ended March 31, 2022.

Depreciation and Amortization

Depreciation and amortization decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a decrease in amortization under the discounted cash flow method for the intangibles acquired in the Bats acquisition, partially offset by an increase in depreciation expense related to Cboe Asia Pacific, as well as an increase in depreciation expense related to the former headquarters location, which was not subject to depreciation during the three months ended March 31, 2021 as it was classified as held for sale from May 1, 2019 until May 1, 2021.

Technology Support Services

Technology support services increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increases in software maintenance support service fees and market data support service fees, partially offset by a decrease in purchased hardware and equipment.

Professional Fees and Outside Services

Professional fees and outside services increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increases in legal fees, contract services, and recruiting fees.

Travel and Promotional Expenses

Travel and promotional expenses increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increases in marketing expenses and travel expenses.

Facilities Costs

Facilities costs increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to an increase in rent expense related to additional office locations following the acquisition of Cboe Asia Pacific, along with the new trading floor in Chicago.

Acquisition-Related Costs

Acquisition-related costs decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a decline in professional fees, partially offset by an impairment charge related to the Company’s investment in Signal Trading Systems, LLC that occurred in the first quarter of 2021 and did not recur in 2022.

Other Expenses

Other expenses increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increases in taxes, licenses, and permits, as well as record storage costs and additional one-time charitable contributions made related to Ukraine relief efforts during the three months ended March 31, 2022.

Operating Income

As a result of the items above, operating income for the three months ended March 31, 2022 was $239.7 million, compared to $204.6 million for the same period in 2021, an increase of $35.1 million.

Interest Expense, Net

Net interest expense decreased for the three months ended March 31, 2022 compared to the same period in 2021. The decrease for the three months ended March 31, 2022 was primarily due to a decrease in interest expense related to the EuroCCP Credit Facility, which was amended and restated in July 2021, partially offset by interest income related to Cboe Asia Pacific.

Other (Expense) Income, Net

Net other income decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a $3.1 million loss, related to the Company’s share of the 7Ridge Fund’s loss accounted for under the equity method of accounting, of which $3.0 million was related to investment establishment costs, which are not expected to recur.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the three months ended March 31, 2022 was $224.9 million, compared to $192.9 million for the same period in 2021, an increase of $32.0 million.

Income Tax Provision

The effective tax rate from continuing operations was 51.3% and 28.9% for the three months ended March 31, 2022 and 2021, respectively. The higher effective tax rate for the three months ended March 31, 2022 is primarily due to additional tax reserves of $48.5 million related to the Section 199 litigation.

Net Income

As a result of the items above, net income for the three months ended March 31, 2022 was $109.6 million, compared to $137.2 million for the three months ended March 31, 2021, a decrease of $27.6 million.

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

The following summarizes our total revenues by segment (in millions, except percentages):

Note, the chart excludes Corporate revenues less cost of revenues of $0.3 million for the quarter ended March 31, 2021.

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2022	2021	Change	2022	2021
Options	$422.6	$382.4	11%	43%	38%
North American Equities	423.7	526.0	(19)%	44%	52%
Europe and Asia Pacific	78.6	55.8	41%	8%	6%
Futures	32.3	31.6	2%	3%	3%
Global FX	17.3	14.7	18%	2%	1%
Corporate	—	0.3	—%	—%	—%
Total revenues	$974.5	$1,010.8	(4)%	100%	100%

The following summarizes our revenues less cost of revenues by segment (in millions, except percentages):

Note, the chart excludes Corporate revenues less cost of revenues of $0.3 million for the quarter ended March 31, 2021.

				Percentage of
				Total Revenues
				Less Cost of Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2022	2021	Change	2022	2021
Options	$219.2	$181.7	21%	52%	50%
North American Equities	93.1	96.1	(3)%	22%	26%
Europe and Asia Pacific	57.5	42.1	37%	14%	12%
Futures	31.2	30.6	2%	8%	8%
Global FX	17.1	14.7	16%	4%	4%
Corporate	—	0.3	—%	—%	—%
Total revenues less cost of revenues	$418.1	$365.5	14%	100%	100%

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2022	2021	Change	2022	2021
Revenues less cost of revenues	$219.2	$181.7	21%	52%	48%
Operating expenses	56.5	53.0	7%	13%	14%
Operating income	$162.7	$128.7	26%	38%	34%
EBITDA (1)	$169.1	$135.3	25%	40%	35%
EBITDA margin (2)	77.1%	74.5%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $37.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a 27% increase in index options ADV and a 7% increase in index options net capture. For the three months ended March 31, 2022, operating income for the Options segment increased $34.0 million compared to the three months ended March 31, 2021 primarily due to an increase in revenues less cost of revenues. Operating expenses increased $3.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to increases in professional fees and outside services, other expenses, and technology support services.

North American Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our North American Equities segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2022	2021	Change	2022	2021
Revenues less cost of revenues	$93.1	$96.1	(3)%	22%	18%
Operating expenses	54.5	51.0	7%	13%	10%
Operating income	$38.6	$45.1	(14)%	9%	9%
EBITDA (1)	$56.5	$64.5	(12)%	13%	12%
EBITDA margin (2)	60.7%	67.1%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $3.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a decline in transaction and clearing fees as a result of a 17% decrease in total touched shares on U.S. Equities exchanges. For the three months ended March 31, 2022, operating income for the North American Equities segment decreased $6.5 million compared to the three months ended March 31, 2021 primarily due to an increase in operating expenses, coupled with a decrease in revenues less cost of revenues. Operating expenses increased $3.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to increases in professional fees and outside services and compensation and benefits, partially offset by a decrease in depreciation and amortization.

Europe and Asia Pacific

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Europe and Asia Pacific segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2022	2021	Change	2022	2021
Revenues less cost of revenues	$57.5	$42.1	37%	73%	75%
Operating expenses	36.6	27.6	33%	47%	50%
Operating income	$20.9	$14.5	44%	27%	26%
EBITDA (1)	$30.3	$22.6	34%	39%	41%
EBITDA margin (2)	52.7%	53.7%	*	*	*

*Not meaningful

(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $15.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a 71% increase in European Equities matched ADNV, driven by a 31% increase in European Equities market ADNV, and additional revenue attributable to Cboe Asia Pacific. For the three months ended March 31, 2022, operating income for the Europe and Asia Pacific segment increased $6.4 million compared to the three months ended March 31, 2021, due to higher revenues less cost of revenues. Operating expenses increased $9.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to increases in compensation and benefits and depreciation and amortization attributable to Cboe Asia Pacific.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2022	2021	Change	2022	2021
Revenues less cost of revenues	$31.2	$30.6	2%	97%	97%
Operating expenses	14.2	13.1	8%	44%	42%
Operating income	$17.0	$17.5	(3)%	53%	55%
EBITDA (1)	$17.6	$18.1	(3)%	54%	57%
EBITDA margin (2)	56.4%	59.2%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $0.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in proprietary market data and logical port fees. For the three months ended March 31, 2022, operating income for the Futures segment decreased $0.5 million compared to the three months ended March 31, 2021 primarily due to higher operating expenses. Operating expenses increased $1.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in professional fees and outside services.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2022	2021	Change	2022	2021
Revenues less cost of revenues	$17.1	$14.7	16%	99%	100%
Operating expenses	14.7	13.5	9%	85%	92%
Operating income	$2.4	$1.2	100%	14%	8%
EBITDA (1)	$8.2	$7.6	8%	47%	52%
EBITDA margin (2)	48.0%	51.7%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $2.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a 13% increase in Global FX ADNV. For the three months ended March 31, 2022, operating income for the Global FX segment increased $1.2 million compared to the three months ended March 31, 2021 primarily due to an increase in revenues less cost of revenues. Operating expenses increased $1.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in compensation and benefits, partially offset by a decrease in depreciation and amortization.

Liquidity and Capital Resources

Below are charts that reflect elements of our capital allocation:

We expect our cash on hand at March 31, 2022 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility and Term Loan Agreement will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, any dividends, potential strategic acquisitions, opportunities for common stock repurchases under the previously announced program, and payouts related to the unfavorable decision in the Section 199 litigation. We may also utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 10 (“Debt”) of the condensed consolidated financial statements for further information.

EuroCCP also has a €1.5 billion committed syndicated multicurrency revolving and swingline credit facility agreement with EuroCCP as borrower and the Company as guarantor of scheduled interest and fees on borrowings (but not the principal amount of any borrowings) (the “Facility”). The Facility is available to be drawn by EuroCCP towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through EuroCCP’s clearing system and (b) financing any other liability or liquidity requirement of EuroCCP incurred in the operation of its clearing system. Borrowings under the Facility are secured by cash, eligible bonds and eligible equity assets deposited by EuroCCP into secured accounts. As a result, should the Facility be drawn by EuroCCP it could potentially impact EuroCCP’s liquidity, and we can give no assurance that this Facility will be sufficient to meet all of such obligations or sufficiently mitigate EuroCCP’s liquidity risk to meet its payment obligations when due. Additionally, a default of the Facility may allow lenders, under certain circumstances, to accelerate any related drawn amounts and may result in the acceleration of the Company’s other outstanding debt to which a cross-acceleration or cross-default provision applies, which may limit the Company’s liquidity, business and financing activities. The Facility is expected to terminate on June 30, 2022 and we may not be able to enter into a replacement facility on commercially reasonable terms, or at all.

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

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of March 31, 2022 increased $317.5 million from December 31, 2021 primarily due to the issuance of the 3.000% Senior Notes, results of operations, and adjustment for depreciation expense. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $173.1 million as of March 31, 2022. The remaining balance was held in the United States and totaled $486.3 million as of March 31, 2022. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include deferred compensation plan assets, as well as investments with original or acquired maturities longer than three months, but that mature in less than one year from the balance sheet date and are recorded at fair value. As of March 31, 2022 and December 31, 2021, financial investments consisted of U.S. Treasury securities and deferred compensation plan assets.

Cash Flow

The following table summarizes our cash flow data for the three months ended March 31, 2022 and 2021, respectively (in millions):

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by operating activities	$1,259.8	$599.1
Net cash used in investing activities	(24.9)	(13.3)
Net cash provided by (used in) financing activities	146.5	(119.5)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	0.7	(0.5)
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$1,382.1	$465.8

	As of March 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$659.4	$263.3
Restricted cash and cash equivalents (margin deposits and clearing funds)	1,810.3	1,260.0
Restricted cash and cash equivalents (included in other current assets)	4.6	—
Total	$2,474.3	$1,523.3

Net Cash Flows Provided by Operating Activities

During the three months ended March 31, 2022, net cash provided by operating activities was $1,150.2 million higher than net income. The variance is primarily attributable to the change of $1,064.4 million of restricted cash and cash equivalents, driven by margin deposits and clearing funds related to EuroCCP, the change in accounts payable and accrued liabilities of $93.7 million, the change in income taxes receivable of $42.7 million, the adjustment for depreciation of $40.9 million, and the change in income taxes payable of $24.5 million, partially offset by the change in accounts receivable of $56.2 million and the adjustment for the provision for deferred income taxes of $17.8 million for the three months ended March 31, 2022.

Net cash flows provided by operating activities were $1,259.8 million and $599.1 million for the three months ended March 31, 2022 and 2021, respectively. The change in net cash flows provided by operating activities was primarily due to the change in restricted cash and cash equivalents, driven by margin deposits and clearing funds related to EuroCCP, the change in Section 31 fees payable, and the change in unrecognized tax benefits, partially offset by the change in accounts receivable and the change in other liabilities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities were $24.9 million and $13.3 million for the three months March 31, 2022 and 2021, respectively. The variance is primarily due to the change in the proceeds from available-for-sale financial investments, partially offset by the change in purchases of available-for-sale financial investments for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash flows provided by (used in) financing activities were $146.5 and ($119.5) million for the three months ended March 31, 2022 and 2021, respectively. The variance is primarily attributable to proceeds from the long-term debt issuance of $298.6 million, partially offset by the change in share repurchases, as well as the change in payment of contingent consideration from acquisition for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Financial Assets

The following summarizes our financial assets, excluding margin deposits and clearing funds, as of March 31, 2022 and December 31, 2021 (in millions):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$659.4	$341.9
Financial investments	48.7	37.1
Less deferred compensation plan assets	(27.4)	(28.0)
Less cash collected for Section 31 fees	(20.7)	(25.9)
Adjusted cash (1)	$660.0	$325.1
(1)	Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments, minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of March 31, 2022 and December 31, 2021 (in millions):

	March 31,	December 31,
	2022	2021
Term Loan Agreement	$160.0	$160.0
3.650% Senior Notes	650.0	650.0
1.625% Senior Notes	500.0	500.0
3.000% Senior Notes	300.0	—
Revolving Credit Agreement	—	—
EuroCCP Credit Facility	—	—
Less unamortized discount and debt issuance costs	(16.4)	(10.7)
Total debt	$1,593.6	$1,299.3

As of March 31, 2022 and December 31, 2021, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of March 31, 2022, we had an additional $400.0 million available through our revolving credit facility, with the ability to borrow another $200.0 million by increasing the commitments under the facility, and, as of March 31, 2022, through September 30, 2022 we have an additional $400.0 million available through our term loan agreement. Together with adjusted cash, we had $1.7 billion available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of March 31, 2022.

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

Share Repurchase Program

In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $1.6 billion. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Under the program, for the three months ended March 31, 2022, the Company repurchased 596,988 shares of common stock at an average cost per share of $117.25, totaling $70.0 million. Since inception of the program through March 31, 2022, the Company has repurchased 18,669,117 shares of common stock at an average cost per share of $69.69, totaling $1.3 billion.

As of March 31, 2022, the Company had $248.9 million of availability remaining under its existing share repurchase authorizations.

Commercial Commitments and Contractual Obligations

As of March 31, 2022, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 10 (“Debt”) for a discussion of the outstanding debt, Note 12 (“Clearing Operations”) for information on EuroCCP’s clearinghouse exposure guarantee, and Note 22 (“Leases”) for discussion on operating leases and equipment leases.

Guarantees

We use Wedbush and Morgan Stanley to clear our routed equities transactions for our U.S. Equities exchanges. Wedbush and Morgan Stanley guarantee the trade until one day after the trade date, after which time the National Securities Clearing Corporation (“NSCC”) provides a guarantee. The BIDS Trading ATS platform delivers matched trades to BofA Securities, Inc. (“BOA”), which delivers the matched trades to the NSCC. BOA guarantees the trade until one day after the trade date, after which time the NSCC provides a guarantee. In the case of failure to perform on the part of Wedbush or Morgan Stanley on routed transactions for our U.S. Equities exchanges, we provide the guarantee to the counterparty to the trader. In the case of failure to perform on the part of BOA on transactions for the BIDS Trading ATS platform, BIDS has obligations to the counterparties to satisfy the trades. OCC acts as a central counterparty on all transactions in listed equity options in our Options segment, and as such, guarantees clearance and settlement of all of our options transactions. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the consolidated financial statements for these guarantees. Similarly, with respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, EDGX, and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades. With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on MATCHNow and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we deliver matched trades of our customers to the Japanese Securities Clearing Corporation, which acts as a central counterparty on all transactions occurring on Cboe Japan and, as such, guarantees clearance and settlement on all of our matched trades in Japan.

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

In the three months ended March 31, 2022, there were no significant changes to our critical accounting estimates from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.

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

Foreign Currency Exchange Rate Risk

Our operations in Europe, Canada and Asia are subject to increased currency translation risk as revenues and expenses are denominated in foreign currencies, primarily the British pound, Canadian dollar, Euro, Australian dollar, and Japanese Yen. We also have de minimis exposure to other foreign currencies, including the Swiss Franc, Norwegian Kroner, Swedish Krona, Danish Kroner, Singapore dollar, Hong Kong dollar, and Philippine Peso.

For the three months ended March 31, 2022, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Three Months Ended
	March 31, 2022
	British		Australian
	Pounds (1)	Euros (1)	Dollars (1)
Foreign denominated % of:
Revenues	2.0%	3.6%	0.6%
Cost of revenues	—%	3.2%	0.1%
Operating expenses	4.9%	5.8%	2.9%
Impact of 10% adverse currency fluctuation on:
Revenues	$1.9	$3.5	$0.6
Cost of revenues	—	1.8	—
Operating expenses	0.9	1.0	0.5
(1)	An average foreign exchange rate to the U.S. dollar for the period was used. See Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the table summarizing the changes in certain operational and financial metrics for more information.

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

Our primary exposure to this equity risk as of March 31, 2022 is presented by foreign currency in the following table (in millions):

	British		Canadian
	Pounds (1)	Euros (1)	Dollars (1)
Net equity investment in Cboe Europe Equities and Derivatives, EuroCCP, and MATCHNow	$634.8	$129.4	$194.5
Impact on consolidated equity of a 10% adverse currency fluctuation	63.5	12.9	19.4
(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds per U.S. dollar, Euros per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of March 31, 2022.

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

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of March 31, 2022 and 2021, our cash and cash equivalents and financial investments were $708.1 million and $358.8 million, respectively, of which $173.1 million and $133.4 million is held outside of the United States in various foreign subsidiaries in 2022 and 2021, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

As of March 31, 2022, we had $1,593.6 million in outstanding debt, of which $1,436.0 million relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. $159.5 million of the outstanding debt relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. The discontinuance of LIBOR and introduction to SOFR also contributes to interest rate risk. The overnight Treasury repurchase market underlying SOFR has experienced and may experience disruptions from time to time, which may result in unexpected fluctuations, including potentially higher rates, in SOFR. The Company continues to monitor the transition from LIBOR to SOFR and the potential impacts on our operating results. A hypothetical 100 basis point increase in interest rates relating to the amounts outstanding under the Term Loan Agreement as of March 31, 2022 would decrease annual pre-tax earnings by $1.6 million, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the EuroCCP Credit Facility, as these facilities bear interest at fluctuating rates. As of March 31, 2022, there were no outstanding borrowings under our Revolving Credit Agreement. However, there were $1.9 million in debt issuance costs related to the amendment of the Revolving Credit Agreement as defined in Note 10 (“Debt”). There were no outstanding borrowings under the EuroCCP Credit Facility. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.

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
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during the first quarter 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

Cboe incorporates herein by reference the discussion set forth in Note 19 (“Income Taxes”) and Note 21 (“Commitments, Contingencies, and Guarantees”) of the condensed consolidated financial statements included herein.

Other than the legal proceedings below and incorporated by reference herein, there have been no material updates during the period covered by this Form 10-Q to the Legal Proceedings as set forth in Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

On August 6, 2021, the SEC issued an order approving the CT Plan that was previously filed on August 11, 2020 (as mandated by the Consolidated Data Plan Order) and subject to public comment (“CT Plan Order”). On August 9, 2021, the Company filed another PFR with the D.C. Circuit challenging the CT Plan Order and the prior Consolidated Data Plan Order. On September 13, 2021, the Company filed a motion requesting that the D.C. Circuit stay the CT Plan Order pending resolution of the appeal and also requesting that the D.C. Circuit expedite the appeal. On October 13, 2021, the D.C. Circuit granted the motion to stay the CT Plan order and to expedite the appeal and established a briefing schedule. Briefing concluded in January 2022 and oral argument occurred on March 24, 2022. The Company is currently awaiting a decision by the D.C. Circuit.

The new CT Plan approved by the SEC may cause the Company’s equities exchanges, BZX, BYX, EDGX, and EDGA, to require additional resources to comply with or challenge such new consolidated data plan and it may have a material impact on our business, financial condition and operating results if, for example, there is a negative impact on the applicable market data fees that we receive that are generated from such new plan.

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

On June 15, 2021, the D.C. Circuit entered an order granting the SEC’s MTD respecting the 2/5 PFR. This order does not affect the 4/13 PFR, which was filed after publication of the Final Rule in the FR on April 9, 2021. On July 9, 2021, the D.C. Circuit entered a briefing schedule, which concluded in January 2022. Oral argument occurred on March 18, 2022. The Company is currently awaiting a decision by the D.C. Circuit.

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

Item 1A.   Risk Factors

Other than the risk factor listed below, there have been no material updates during the period covered by this Form 10-Q to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any of these risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.

Risks Relating to Our Business Following Consummation of Pending ErisX Acquisition

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

Digital asset transactions may be irrevocable, and stolen or incorrectly transferred digital assets may be irretrievable. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a digital asset generally will not be reversible, and ErisX may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the digital asset could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events could have a material adverse effect on the ability of ErisX to continue as a going concern, which may have an adverse effect on our business following the acquisition.

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

While we understand that ErisX has experienced in the past cybersecurity threats and events of varying degrees, we are not aware of any of these threats or events having a material impact on ErisX’s business, financial condition or operating results to date. However, we cannot assure you that we or ErisX will not experience future threats or events that may be material. If any such threats or events materialize, ErisX may be subject to contractual restrictions, liability and damages, loss of business, penalties, unfavorable publicity, and increased scrutiny by its regulators, which may materially impact its business, financial condition and operating results, and which may have an adverse effect on our business following the acquisition.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase program

In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $1.6 billion. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The Company repurchased 596,988 shares of its common stock under its share repurchase program during the first quarter of 2022 at an average cost per share of $117.25, totaling $70.0 million and had $248.9 million of availability remaining under its existing share repurchase authorizations as of March 31, 2022.

Purchase of common stock from employees

The table below reflects the acquisition of common stock by the Company in the three months ended March 31, 2022 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31, 2022	—	$—
February 1 to February 28, 2022	323,377	118.87
March 1 to March 31, 2022	273,611	115.32
Total	596,988	$117.25

Use of proceeds

None.

Item 3.       Defaults upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

Exhibit No.	Description

4.1

Officers’ Certificate, dated as of March 16, 2022, establishing the 3.000% Senior Notes due 2032 of Cboe Global Markets, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on March 16, 2022.

4.2	Form of 3.000% Senior Notes due 2032 (included in Exhibit 4.1 hereto).

10.1

Amendment No. 19 to the Restated License Agreement, dated November 1, 1994, by and between Standard & Poor’s Financial Services LLC (as successor-in-interest to Standard & Poor’s, a division of McGraw-Hill, Inc.) and Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), effective as of February 23, 2022 (Filed herewith).

10.2

Second Amended and Restated Credit Agreement, dated as of February 25, 2022, by and among Cboe Global Markets, Inc., with Bank of America, N.A., as administrative agent and as swing line lender, certain lenders named therein, BofA Securities, Inc., as sole lead arranger and sole bookrunner and certain syndication agents named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on February 28, 2022.

10.3

Form of 2022 Restricted Stock Unit Award Agreement for David Howson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on March 10, 2022.*

10.4

Amendment No. 3 to Term Loan Credit Agreement, dated as of March 29, 2022, by and among Cboe Global Markets, Inc., Bank of America, N.A., as administrative agent and initial lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on April 1, 2022.

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
Date: April 29, 2022

By:	/s/ Brian N. Schell
Brian N. Schell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: April 29, 2022