Form 10-Q
period 2022-06-30
Cboe Global Markets, Inc.
filed 2022-07-29
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	July 22, 2022
Common Stock, par value $0.01 per share	106,062,246 shares

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

●	“Cboe,” “we,” “us,” “our” or “the Company” refers to Cboe Global Markets, Inc. and its subsidiaries.
●	“ADV” means average daily volume.
●	“ADNV” means average daily notional value.
●	“AFM” refers to the Netherlands Authority for the Financial Markets.
●	“ATS” refers to an alternative trading system.
●	“Bats Global Markets” and “Bats” refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
●	“BIDS Trading” refers to BIDS Trading, L.P., a wholly-owned subsidiary of Cboe Global Markets, Inc. The ATS operated by BIDS Trading is not a registered national securities exchange or a facility thereof.
●	“BYX” refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“C2” refers to Cboe C2 Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Asia Pacific” refers to Chi-X Asia Pacific Holdings Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Australia” refers to Cboe Australia Pty Ltd. (formerly known as Chi-X Australia Pty. Ltd.), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Chi-X Europe” refers to Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Europe Equities and Derivatives” refers to the combined businesses of Cboe Europe and Cboe NL.
●	“Cboe Europe” refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the UK operator of our Multilateral Trading Facility (“MTF”), our Regulated Market (“RM”), and our Approved Publication Arrangement (“APA”) under its Recognized Investment Exchange (“RIE”) status.
●	“Cboe FX” refers to Cboe FX Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Japan” refers to Cboe Japan Ltd. (formerly known as Chi-X Japan Ltd.), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe NL” refers to Cboe Europe BV, a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
●	“Cboe Options” refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe SEF” refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Swiss” refers to Cboe Switzerland GmbH, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Trading” refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United States.
●	“CFE” refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFTC” refers to the U.S. Commodity Futures Trading Commission.
●	“CSD Br” refers to CSD Central de Serviços de Registro e Depósito aos Mercados Financeiro e de Capitais S.A., a Brazilian trade repository.
●	“Chi-X” refers to Chi-X Holdings Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“EDGA” refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“EDGX” refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“ErisX” refers to Eris Digital Holdings, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“ESMA” refers to the European Securities and Markets Authority.
●	“EuroCCP” refers to European Central Counterparty N.V., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Exchanges” refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.
●	“FASB” refers to the Financial Accounting Standards Board.
●	“FCA” refers to the UK Financial Conduct Authority.
●	“FINRA” refers to the Financial Industry Regulatory Authority.
●	“GAAP” refers to Generally Accepted Accounting Principles in the United States.
●	“IIROC” refers to the Investment Industry Regulatory Organization of Canada.
●	“MATCHNow” refers to TriAct Canada Marketplace LP, a wholly-owned subsidiary of Cboe Global Markets, Inc., the operator of our Canadian ATS called MATCHNow.
●	“Merger” refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
●	“NEO” refers to Aequitas Innovations, Inc, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“OCC” refers to The Options Clearing Corporation.
●	“OPRA” refers to Options Price Reporting Authority, LLC.

●	“SEC” refers to the U.S. Securities and Exchange Commission.
●	“SPX” refers to our S&P 500 Index exchange-traded options products.
●	“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
●	“VIX” refers to our Cboe Volatility Index exchange traded options and futures products.

TRADEMARK AND OTHER INFORMATION

Cboe®, Cboe Global Markets®, Bats®, BIDS Trading®, BYX®, BZX®, Cboe Volatility Index®, CFE®, EDGA®, EDGX®, ErisX®, EuroCCP®, Hybrid®, LiveVol®, MATCHNow®, NANO®, NANO by Cboe®, Options Institute®, Silexx®, VIX® and XSP® are registered trademarks, and Cboe Futures ExchangeSM, Cboe BIDS EuropeSM, Cboe DigitalSM, Cboe LISSM, C2SM, f(t)optionsSM, HanweckSM, NANOsSM, Nanos by CboeSM, and Trade AlertSM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.

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

Some factors that could cause actual results to differ include:

●	the loss of our right to exclusively list and trade certain index options and futures products;
●	economic, political and market conditions;
●	compliance with legal and regulatory obligations;
●	price competition and consolidation in our industry;
●	decreases in trading or clearing volumes, market data fees or a shift in the mix of products traded on our exchanges;
●	legislative or regulatory changes or changes in tax regimes;
●	our ability to protect our systems and communication networks from security risks, cybersecurity risks, insider threats and unauthorized disclosure of confidential information;
●	our ability to attract and retain skilled management and other personnel;
●	increasing competition by foreign and domestic entities;
●	our dependence on and exposure to risk from third parties;
●	fluctuations to currency exchange rates;
●	factors that impact the quality and integrity of our indices;
●	the impact of the novel coronavirus (“COVID-19”) pandemic;
●	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
●	our ability to minimize the risks, including our credit and default risks, associated with operating a European clearinghouse;
●	our ability to accommodate trading and clearing volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;
●	misconduct by those who use our markets or our products or for whom we clear transactions;
●	challenges to our use of open source software code;
●	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;
●	our ability to maintain BIDS Trading as an independently managed and operated trading venue, separate from and not integrated with our registered national securities exchanges;
●	damage to our reputation;
●	the ability of our compliance and risk management methods to effectively monitor and manage our risks;
●	our ability to manage our growth and strategic acquisitions or alliances effectively;
●	restrictions imposed by our debt obligations and our ability to make payments on or refinance our debt obligations;
●	our ability to maintain an investment grade credit rating;

●	impairment of our goodwill, long-lived assets, investments or intangible assets;
●	the accuracy of our estimates and expectations;
●	litigation risks and other liabilities; and
●	operating a digital asset business, and clearinghouse, including the expected benefits of our ErisX acquisition, cybercrime, changes in digital asset regulation, losses due to digital asset custody, and fluctuations in digital asset prices.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except par value data and share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$373.3	$341.9
Financial investments	68.5	37.1
Accounts receivable, net of $1.3 allowance for credit losses at June 30, 2022 and $1.0 at December 31, 2021	391.3	326.9
Margin deposits and clearing funds	987.2	745.9
Digital assets - safeguarded assets	22.4	—
Income taxes receivable	51.1	42.7
Other current assets	39.0	36.8
Total current assets	1,932.8	1,531.3

Investments	243.5	245.8
Land	2.3	2.3
Property and equipment, net	107.5	105.2
Operating lease right of use assets	124.8	110.1
Goodwill	3,132.0	3,025.4
Intangible assets, net	1,792.8	1,668.6
Other assets, net	140.4	125.8
Total assets	$7,476.1	$6,814.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$405.9	$295.4
Section 31 fees payable	116.3	40.8
Deferred revenue	22.7	15.2
Margin deposits and clearing funds	987.2	745.9
Digital assets - safeguarded liabilities	22.4	—
Income taxes payable	0.3	8.2
Current portion of contingent consideration liabilities	44.8	63.8
Total current liabilities	1,599.6	1,169.3

Long-term debt	1,959.2	1,299.3
Unrecognized tax benefits	173.5	197.9
Deferred income taxes	252.6	372.7
Non-current operating lease liabilities	139.4	129.2
Contingent consideration liabilities	57.3	6.7
Other non-current liabilities	32.6	34.6
Total liabilities	4,214.2	3,209.7
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 108,391,393 and 106,062,246 shares issued and outstanding, respectively at June 30, 2022 and 108,159,319 and 106,646,498 shares issued and outstanding, respectively at December 31, 2021	1.1	1.1
Common stock in treasury, at cost, 2,329,147 shares at June 30, 2022 and 1,512,821 shares at December 31, 2021	(201.0)	(106.8)
Additional paid-in capital	1,525.7	1,509.4
Retained earnings	1,968.0	2,145.5
Accumulated other comprehensive (loss) income, net	(31.9)	55.6
Total stockholders’ equity	3,261.9	3,604.8
Total liabilities and stockholders’ equity	$7,476.1	$6,814.5

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Cash and spot markets	$458.5	$372.7	$920.4	$921.6
Data and access solutions	123.9	103.0	242.8	203.6
Derivatives markets	403.4	325.1	797.1	686.4
Total revenues	985.8	800.8	1,960.3	1,811.6
Cost of revenues:
Liquidity payments	429.0	377.9	896.5	879.7
Routing and clearing	20.9	19.9	43.2	47.0
Section 31 fees	79.6	28.8	115.3	120.7
Royalty fees and other cost of revenues	32.2	23.6	63.1	48.1
Total cost of revenues	561.7	450.2	1,118.1	1,095.5
Revenues less cost of revenues	424.1	350.6	842.2	716.1
Operating expenses:
Compensation and benefits	86.2	67.7	167.4	140.0
Depreciation and amortization	40.2	40.6	81.1	82.6
Technology support services	18.1	16.2	37.3	33.4
Professional fees and outside services	24.1	22.4	43.8	38.0
Travel and promotional expenses	5.5	1.9	8.4	3.5
Facilities costs	6.6	5.4	13.1	10.7
Acquisition-related costs	14.3	1.8	16.3	5.2
Goodwill impairment	460.1	—	460.1	—
Other expenses	6.4	4.6	12.4	8.1
Total operating expenses	661.5	160.6	839.9	321.5
Operating (loss) income	(237.4)	190.0	2.3	394.6
Non-operating (expenses) income:
Interest expense, net	(14.6)	(12.3)	(25.4)	(24.6)
Other (expense) income, net	(4.8)	1.5	(8.8)	2.1
(Loss) income before income tax (benefit) provision	(256.8)	179.2	(31.9)	372.1
Income tax (benefit) provision	(72.3)	73.7	43.0	129.4
Net (loss) income	(184.5)	105.5	(74.9)	242.7
Net income allocated to participating securities	—	(0.3)	—	(0.7)
Net (loss) income allocated to common stockholders	$(184.5)	$105.2	$(74.9)	$242.0
Basic (loss) earnings per share	$(1.74)	$0.99	$(0.70)	$2.26
Diluted (loss) earnings per share	$(1.74)	$0.98	$(0.70)	$2.26

Basic weighted average shares outstanding	106.3	106.8	106.5	107.1
Diluted weighted average shares outstanding	106.3	106.9	106.5	107.3

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income	$(184.5)	$105.5	$(74.9)	$242.7
Other comprehensive (loss) income, net of income tax:
Foreign currency translation adjustments	(60.9)	6.0	(87.4)	10.8
Unrealized holding losses on financial investments	(0.1)	—	(0.1)	—
Comprehensive (loss) income	(245.5)	111.5	(162.4)	253.5
Comprehensive income allocated to participating securities	—	(0.3)	—	(0.7)
Comprehensive (loss) income allocated to common stockholders, net of income tax	$(245.5)	$111.2	$(162.4)	$252.8

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six months ended June 30, 2022 and June 30, 2021

(unaudited)

(in millions, except per share amounts)

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	income (loss), net	equity
Balance at December 31, 2021	$—	$1.1	$(106.8)	$1,509.4	$2,145.5	$55.6	$3,604.8
Cash dividends on common stock of $0.48 per share	—	—	—	—	(51.4)	—	(51.4)
Stock-based compensation	—	—	—	9.1	—	—	9.1
Repurchases of common stock from employee stock plans	—	—	(8.4)	—	—	—	(8.4)
Purchase of common stock	—	—	(70.0)	—	—	—	(70.0)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	109.6	—	109.6
Other comprehensive loss	—	—	—	—	—	(26.5)	(26.5)
Balance at March 31, 2022	$—	$1.1	$(185.2)	$1,518.6	$2,203.7	$29.1	$3,567.3
Cash dividends on common stock of $0.48 per share	—	—	—	—	(51.2)	—	(51.2)
Stock-based compensation	—	—	—	7.0	—	—	7.0
Repurchases of common stock from employee stock plans	—	—	(0.2)	—	—	—	(0.2)
Purchase of common stock	—	—	(15.6)	—	—	—	(15.6)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net loss	—	—	—	—	(184.5)	—	(184.5)
Other comprehensive loss	—	—	—	—	—	(61.0)	(61.0)
Balance at June 30, 2022	$—	$1.1	$(201.0)	$1,525.7	$1,968.0	$(31.9)	$3,261.9

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	income, net	equity
Balance at December 31, 2020	$—	$1.2	$(1,250.4)	$2,713.3	$1,809.8	$75.0	$3,348.9
Cash dividends on common stock of $0.42 per share	—	—	—	—	(45.3)	—	(45.3)
Stock-based compensation	—	0.1	—	11.7	—	—	11.8
Repurchases of common stock from employee stock plans	—	—	(5.7)	—	—	—	(5.7)
Purchase of common stock	—	—	(47.6)	—	—	—	(47.6)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	137.2	—	137.2
Other comprehensive income	—	—	—	—	—	4.8	4.8
Balance at March 31, 2021	$—	$1.3	$(1,303.7)	$2,725.1	$1,901.7	$79.8	$3,404.2
Cash dividends on common stock of $0.42 per share	—	—	—	—	(45.0)	—	(45.0)
Stock-based compensation	—	—	—	5.5	—	—	5.5
Repurchases of common stock from employee stock plans	—	—	(0.1)	—	—	—	(0.1)
Purchase of common stock	—	—	(33.7)	—	—	—	(33.7)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	105.5	—	105.5
Other comprehensive income	—	—	—	—	—	6.0	6.0
Balance at June 30, 2021	$—	$1.3	$(1,337.5)	$2,730.7	$1,962.2	$85.8	$3,442.5

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(74.9)	$242.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	81.1	82.6
Amortization of debt issuance cost and debt discount	1.1	1.4
Provision for accounts receivable credit losses	0.3	0.5
(Benefit) provision for deferred income taxes	(142.3)	5.9
Stock-based compensation expense	16.1	17.2
Loss on disposal of property and equipment	0.3	—
Impairment charge of investment	10.6	0.6
Impairment charge of goodwill	460.1	—
Equity loss in investments	3.5	0.4
Gain on investment	(7.5)	—
Changes in assets and liabilities:
Accounts receivable	(70.0)	4.2
Restricted cash and cash equivalents (included in margin deposits and clearing funds)	217.6	376.1
Customer bank deposits (included in margin deposits and clearing funds)	(1.7)	—
Income taxes receivable	(8.5)	13.3
Digital assets - safeguarded assets	(22.4)	—
Other current assets	(0.8)	(21.7)
Other assets	(13.3)	(15.9)
Accounts payable and accrued liabilities	24.0	9.6
Digital assets - safeguarded liabilities	22.4	—
Section 31 fees payable	75.5	(31.9)
Deferred revenue	6.8	7.0
Income taxes payable	(7.1)	0.6
Unrecognized tax benefits	66.5	22.8
Other liabilities	(12.0)	6.4
Net cash provided by operating activities	625.4	721.8
Cash flows from investing activities:
Acquisitions, net of cash acquired	(706.5)	—
Proceeds from acquisition-related escrow	—	0.5
Purchases of available-for-sale financial investments	(41.1)	(92.6)
Proceeds from maturities of available-for-sale financial investments	8.6	67.6
Proceeds from investments	1.1	—
Contributions to investments	(12.8)	—
Purchases of property and equipment and leasehold improvements	(22.2)	(21.3)
Net cash used in investing activities	(772.9)	(45.8)
Cash flows from financing activities:
Proceeds from long-term debt	663.6	110.0
Principal payments of current portion of long-term debt	—	(20.0)
Debt issuance costs	(4.9)	—
Cash dividends on common stock	(102.6)	(90.3)
Repurchases of common stock from employee stock plans	(8.6)	(5.8)
Payments of contingent consideration related to acquisitions	(25.9)	(6.5)
Shares issued under employee stock purchase plan	(0.2)	(0.2)
Purchase of common stock	(85.6)	(81.3)
Net cash provided by (used in) financing activities	435.8	(94.1)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(15.8)	(0.3)
Increase in cash, cash equivalents, and restricted cash and cash equivalents	272.5	581.6
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,092.2	1,057.5
End of period	$1,364.7	$1,639.1
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	373.3	450.9
Restricted cash and cash equivalents (included in margin deposits and clearing funds)	963.5	1,188.2
Restricted cash and cash equivalents (included in other current assets)	4.2	—
Customer bank deposits (included in margin deposits and clearing funds)	23.7	—
Total	$1,364.7	$1,639.1
Supplemental disclosure of cash transactions:
Cash paid for income taxes, net of refunds	$134.4	$95.1
Cash paid for interest	45.0	21.1
Supplemental disclosure of noncash investing activities:
Accounts receivable acquired	$4.4	$—
Financial investments acquired	1.5	—
Other current assets acquired	1.6	—
Goodwill acquired	529.5	—
Intangible assets acquired	225.1	—
Property and equipment, net acquired	1.6	—
Data processing software and other assets acquired	2.0	—
Operating lease right of use asset acquired	1.2	—
Accounts payable and accrued expenses assumed	(6.1)	—
Deferred revenue acquired	(0.6)	—
Operating lease liability acquired	(1.2)	—
Contingent consideration related to acquisitions	(54.3)	—
Deferred income taxes acquired	(40.3)	—
Other non-current liabilities, net acquired	(0.4)	—
Supplemental disclosure of noncash financing activities:
Paycheck Protection Program loan forgiveness	$1.3	$—

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Cboe Global Markets, Inc. (“Cboe” or “the Company”), a leading provider of market infrastructure and tradable products, delivers cutting-edge trading, clearing and investment solutions to market participants around the world. The Company is committed to operating a trusted, inclusive global marketplace, and to providing leading products, technology and data solutions that enable participants to define a sustainable financial future. Cboe provides trading solutions and products in multiple asset classes, including equities, derivatives, FX, and digital assets, across North America, Europe, and Asia Pacific.

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest stock exchanges by value traded in Europe, and owns EuroCCP, a leading pan-European equities and derivatives clearinghouse, BIDS Trading, a leading block-trading ATS by volume in the U.S., MATCHNow, a leading equities ATS in Canada, Cboe Australia, an operator of trading venues in Australia, and Cboe Japan, an operator of trading venues in Japan. Cboe also is a leading market globally for exchange-traded products (“ETPs”) listings and trading. On May 2, 2022, the Company completed its acquisition of ErisX, an operator of a U.S. based digital asset spot market, a regulated futures exchange and a regulated clearinghouse. On June 1, 2022, the Company completed its acquisition of NEO, which is a fintech organization that is comprised of a fully registered Canadian securities exchange.

The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Hong Kong, Kansas City, London, Manila, New York, San Francisco, Sarasota Springs, Singapore, Sydney, Tokyo, and Toronto.

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

Revenues

●	Cash and spot markets – includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other revenue from Cboe’s North American Equities, Europe and Asia Pacific, Global FX, and Digital segments.
●	Data and access solutions – includes access and capacity fees, proprietary market data fees, and associated other revenue across Cboe’s six segments.

●	Derivatives markets – includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other revenue from Cboe’s Options, Futures, Europe and Asia Pacific, and Digital segments.

Cost of Revenues

●	Royalty fees and other cost of revenues – includes royalty fees and other cost of revenues across the Company’s six segments.

Segment Information

The Company previously operated as five reportable business segments as of March 31, 2022. As a result of the ErisX acquisition, as of June 30, 2022, the Company operates as six reportable segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital which is reflective of how the Company's chief operating decision-maker reviews and operates the business. See Note 14 (“Segment Reporting”) for more information.

Update to Significant Accounting Policies

With the exception of the change in the accounting for digital assets and liabilities safeguarded as a result of the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 121 (“SAB 121”) (as discussed below in “Recent Accounting Pronouncements - Adopted”) and the new accounting policies for digital assets as a result of the acquisition of ErisX, there have been no new or material changes to the significant accounting policies discussed for the Company for the period ended June 30, 2022, that are of significance, or potential significance, to the Company.

(a)	Digital Assets Held

In the current period, the Company determined that digital assets held should be accounted for under FASB Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other, and included on the condensed consolidated balance sheets within intangibles, net. As there is no inherent limit imposed on the useful life of the digital assets, they are classified as indefinite lived intangible assets and are not subject to amortization. Instead, they must be tested for impairment annually or more frequently if events or circumstances change that indicate that it’s more likely than not that the asset is impaired (i.e., if an impairment indicator exists). Therefore, the value of digital assets is determined at the date of acquisition and will only be remeasured in the event the Company concludes impairment exists. The Company will not record any increases in value during the period the digital assets are held; the only gains that will be recorded will be upon disposition (if the proceeds exceed the carrying value at the time of the disposition).

(b)	Digital Assets – Safeguarded Assets and Liabilities

In accordance with SAB 121 the Company recorded a safeguard liability with respect to its obligation to safeguard customers’ digital assets along with a corresponding safeguard asset. The safeguard asset and liability are remeasured at fair value on a recurring basis with no impact to the condensed consolidated statement of income. In the event that the Company or its vendors fail to safeguard the customers’ digital assets, any resulting loss will reduce the safeguard asset with a corresponding loss recorded in other expenses in the condensed consolidated statement of income.

Recent Accounting Pronouncements - Adopted

On March 31, 2022, the SEC issued SAB 121, which sets out interpretive guidance from the staff of the SEC regarding the accounting for obligations to safeguarded digital assets that an entity holds for its platform users. The guidance requires an entity to recognize a liability for the obligation to safeguard the users’ assets and recognize an associated asset for the digital assets held for users. Both the liability and asset will be measured initially and subsequently at the fair value of the digital assets being safeguarded. The guidance also requires additional disclosures related to the nature and amount of digital assets held on behalf of its platform users, with separate disclosure for each significant digital asset, and the vulnerabilities the entity has due to any concentration in such activities. The guidance, effective for interim or annual periods ending after June 15, 2022, was adopted by the Company as of June 30, 2022. As a result of adopting SAB 121, the Company recorded digital assets - safeguarded assets, with corresponding digital assets - safeguarded liabilities of $22.4 million, with no impact to the condensed consolidated statements of income and cash flows.

Recent Accounting Pronouncements - Issued, not yet Adopted

There were no applicable material accounting pronouncements that have been issued, but not yet adopted as of June 30, 2022.

2.   REVENUE RECOGNITION

The Company’s main types of revenue contracts consist of the following, which are disaggregated from the condensed consolidated statements of income.

●	Transaction and clearing fees - Transaction fees represent fees charged by the Company for meeting the point-in-time performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees are recognized across all segments. Clearing fees, which include settlement fees, represent fees charged by the Company for meeting the point-in-time performance obligation for transactions cleared and settled by EuroCCP and Eris Clearing LLC (“Eris Clearing”), the derivatives clearing organization for ErisX. Clearing fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Clearing fees are recognized in the Europe and Asia Pacific and Digital segments. Transaction and clearing fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules.
●	Access and capacity fees - Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. Facilities, systems services and other fees are generally monthly fee-based. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligations are met. All access and capacity fees associated with the trading floor are recognized over time in the Options segment, as the performance obligations are met.
●	Market data fees - Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the Exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Proprietary market data also includes revenue from various licensing agreements, which was classified as other revenue prior to January 1, 2022. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data to meet its performance obligation. U.S. tape plan market data is recognized in the North American Equities and Options segments. Proprietary market data fees are recognized across all segments.
●	Regulatory fees - There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC for meeting the point-in-time performance obligation of executing a trade on its markets. The fees charged to customers are based on the fee set by the SEC per notional value of U.S. Equities exchange transactions and per round turn of Options transactions executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the North American Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principal in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) which supports the Company’s regulatory oversight function in the Options segment, along with other miscellaneous regulatory fees, and neither can be used for non-regulatory purposes. The ORF and miscellaneous fees are recognized when the performance obligation is fulfilled.
●	Other revenue - Other revenue primarily includes interest income from clearing operations, all fees related to the trade reporting facility operated in the Europe and Asia Pacific segment, listing fees, and revenue associated with advertisements through the Company’s websites.

All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers, with the exception of interest income from clearing operations. The following table depicts the disaggregated revenue contract types listed above within each respective financial statement caption in the condensed consolidated statements of income (in millions):

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Three Months Ended June 30, 2022
Transaction and clearing fees	$359.2	$—	$376.1	$735.3
Access and capacity fees	—	81.8	—	81.8
Market data fees	19.3	41.0	8.5	68.8
Regulatory fees	68.7	—	18.1	86.8
Other revenue	11.3	1.1	0.7	13.1
	$458.5	$123.9	$403.4	$985.8

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Three Months Ended June 30, 2021
Transaction and clearing fees	$312.7	$—	$305.5	$618.2
Access and capacity fees	—	67.1	—	67.1
Market data fees	23.9	30.9	8.0	62.8
Regulatory fees	26.1	—	10.8	36.9
Other revenue	10.0	5.0	0.8	15.8
	$372.7	$103.0	$325.1	$800.8

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Six Months Ended June 30, 2022
Transaction and clearing fees	$754.7	$—	$750.2	$1,504.9
Access and capacity fees	—	159.7	—	159.7
Market data fees	42.2	80.6	16.7	139.5
Regulatory fees	100.6	—	28.8	129.4
Other revenue	22.9	2.5	1.4	26.8
	$920.4	$242.8	$797.1	$1,960.3

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Six Months Ended June 30, 2021
Transaction and clearing fees	$741.6	$—	$639.8	$1,381.4
Access and capacity fees	—	133.5	—	133.5
Market data fees	50.8	60.6	15.2	126.6
Regulatory fees	108.5	—	29.9	138.4
Other revenue	20.7	9.5	1.5	31.7
	$921.6	$203.6	$686.4	$1,811.6

The following table depicts the disaggregation of revenue according to segment (in millions):

		North	Europe				Corporate
		American	and Asia		Global		Items and
	Options	Equities	Pacific	Futures	FX	Digital	Eliminations	Total
Three Months Ended June 30, 2022
Transaction and clearing fees	$353.0	$304.5	$40.6	$23.0	$14.1	$0.1	$—	$735.3
Access and capacity fees	38.3	27.3	8.7	5.2	2.3	—	—	81.8
Market data fees	27.1	31.2	8.1	2.1	0.3	—	—	68.8
Regulatory fees	17.9	68.7	—	0.2	—	—	—	86.8
Other revenue	1.9	1.1	10.0	—	0.1	—	—	13.1
	$438.2	$432.8	$67.4	$30.5	$16.8	$0.1	$—	$985.8
Timing of revenue recognition
Services transferred at a point in time	$372.8	$374.3	$50.6	$23.2	$14.2	$0.1	$—	$835.2
Services transferred over time	65.4	58.5	16.8	7.3	2.6	—	—	150.6
	$438.2	$432.8	$67.4	$30.5	$16.8	$0.1	$—	$985.8

Three Months Ended June 30, 2021
Transaction and clearing fees	$283.2	$268.0	$33.3	$22.2	$11.5	$—	$—	$618.2
Access and capacity fees	29.6	23.8	7.2	4.3	2.2	—	—	67.1
Market data fees	21.0	34.8	5.1	1.7	0.2	—	—	62.8
Regulatory fees	10.7	26.1	—	0.1	—	—	—	36.9
Other revenue	5.5	0.8	9.5	—	—	—	—	15.8
	$350.0	$353.5	$55.1	$28.3	$13.9	$—	$—	$800.8
Timing of revenue recognition
Services transferred at a point in time	$299.4	$294.9	$42.8	$22.3	$11.5	$—	$—	$670.9
Services transferred over time	50.6	58.6	12.3	6.0	2.4	—	—	129.9
	$350.0	$353.5	$55.1	$28.3	$13.9	$—	$—	$800.8

		North	Europe				Corporate
		American	and Asia		Global		Items and
	Options	Equities	Pacific	Futures	FX	Digital	Eliminations	Total
Six Months Ended June 30, 2022
Transaction and clearing fees	$701.3	$635.3	$90.7	$48.8	$28.7	$0.1	$—	$1,504.9
Access and capacity fees	74.1	53.3	18.0	9.7	4.6	—	—	159.7
Market data fees	53.0	65.4	16.4	4.1	0.6	—	—	139.5
Regulatory fees	28.6	100.6	—	0.2	—	—	—	129.4
Other revenue	3.8	1.9	20.9	—	0.2	—	—	26.8
	$860.8	$856.5	$146.0	$62.8	$34.1	$0.1	$—	$1,960.3
Timing of revenue recognition
Services transferred at a point in time	$733.7	$737.8	$111.6	$49.0	$28.9	$0.1	$—	$1,661.1
Services transferred over time	127.1	118.7	34.4	13.8	5.2	—	—	299.2
	$860.8	$856.5	$146.0	$62.8	$34.1	$0.1	$—	$1,960.3

Six Months Ended June 30, 2021
Transaction and clearing fees	$591.9	$649.8	$68.0	$47.8	$23.9	$—	$—	$1,381.4
Access and capacity fees	59.0	47.2	14.3	8.7	4.3	—	—	133.5
Market data fees	41.5	72.3	9.1	3.3	0.4	—	—	126.6
Regulatory fees	29.8	108.5	—	0.1	—	—	—	138.4
Other revenue	10.2	1.7	19.5	—	—	—	0.3	31.7
	$732.4	$879.5	$110.9	$59.9	$28.6	$—	$0.3	$1,811.6
Timing of revenue recognition
Services transferred at a point in time	$631.9	$760.0	$87.5	$47.9	$23.9	$—	$0.3	$1,551.5
Services transferred over time	100.5	119.5	23.4	12.0	4.7	—	—	260.1
	$732.4	$879.5	$110.9	$59.9	$28.6	$—	$0.3	$1,811.6

Contract liabilities as of June 30, 2022 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at December 31, 2021	Cash Additions	Revenue Recognized	Balance at June 30, 2022
Liquidity provider sliding scale (1)	$—	$7.2	$(3.6)	$3.6
Other, net	15.3	11.1	(7.3)	19.1
Total deferred revenue	$15.3	$18.3	$(10.9)	$22.7
(1)	Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

3.   ACQUISITIONS

On July 1, 2021, the Company purchased Chi-X, whose wholly owned subsidiary Chi-X Asia Pacific Holdings Limited was subsequently rebranded to Cboe Asia Pacific. Cboe Asia Pacific is a holding company of alternative market operators and providers of market solutions, which is included in the Company’s Europe and Asia Pacific segment. The acquisition of Chi-X provided the Company with a single point of entry into two key capital markets, Australia and Japan, to help enable it to expand its global equities and market data business into Asia Pacific, bring other products and services to the region, and further expand access to its proprietary product suite in the region. Of the acquisition’s purchase price, $137.0 million was allocated to goodwill, $73.8 million was allocated to intangible assets, $25.7 million was allocated to working capital, and $53.0 million in contingent consideration, which is earned based on developmental milestones of the acquired business. These amounts represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. See below for further discussion of intangible assets acquired.

On May 2, 2022, the Company purchased ErisX. ErisX operates a U.S. based digital asset spot market, a regulated futures exchange and a regulated clearinghouse. Ownership of ErisX allows the Company to enter the digital asset spot and derivatives marketplaces through a digital-first platform developed with industry partners to focus on robust regulatory compliance, data and transparency. Eris Exchange Holdings, LLC was not a part of this transaction and the Company retains its minority equity ownership interest in Eris Exchange Holdings, LLC. Of the acquisition’s purchase price, $460.1 million was allocated to goodwill, $95.0 million was allocated to intangible assets, and $9.2 million was allocated to working capital. Prior to signing the acquisition agreement, the Company held a minority investment in ErisX. As a result of the acquisition of the remaining portion of ErisX, the Company recognized a $7.5 million gain, reflecting the change in fair value of the minority investment in ErisX as a result of the acquisition, which is included in other (expense) income, net in the condensed consolidated statement of income. These amounts represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. See below for further discussion of intangible assets acquired.

On June 1, 2022, the Company purchased NEO. NEO is a fintech organization that is comprised of a fully registered Canadian securities exchange with a diverse product and services set ranging from corporate listings to cash equities trading and a non-listed securities distribution platform. With ownership of NEO, the Company expects to further grow Canada as a hub for global equities trading, in addition to MATCHNow, the ATS acquired by the Company in 2020. Of the acquisition’s estimated purchase price, $132.4 million was allocated to goodwill, $130.1 million was allocated to intangible assets, negative net working capital of $6.9 million, and $54.3 million in contingent consideration, which will be earned based on developmental milestones of the acquired business. These amounts represent the preliminary allocation of the purchase price, as the Company continues to evaluate information relevant to its determination of the fair value of the assets and liabilities acquired, and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. See below for further discussion of intangible assets acquired.

The following table presents the details of intangible assets at the date of acquisition (in millions, except as stated). All acquired intangible assets with finite lives are amortized using the straight-line method.

	Cboe Asia Pacific	Useful Life (Years)	ErisX	Useful Life (Years)	NEO	Useful Life (Years)
Trading registrations and licenses	$6.2	Indefinite	$25.0	Indefinite	$23.3	Indefinite
Customer relationships	60.1	30	—		92.9	15
Technology	7.5	2	70.0	10	11.6	7
Trademarks and tradenames	—		—		2.3	2
Total identifiable intangible assets	$73.8		$95.0		$130.1

Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company expensed $14.3 million of acquisition-related costs during the three months ended June 30, 2022, all of which related to professional fees and other expenses. The Company expensed $1.8 million of acquisition-related costs during the three months ended June 30, 2021, all of which related to professional fees and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

The Company expensed $16.3 million of acquisition-related costs during the six months ended June 30, 2022, all of which related to professional fees and other expenses. The Company expensed $5.2 million of acquisition-related costs during the six months ended June 30, 2021, which primarily included $4.6 million of professional fees and other expenses and $0.6 million of impairment charges related to facilities. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

4.   INVESTMENTS

As of June 30, 2022 and December 31, 2021, the Company’s investments were comprised of the following (in millions):

	June 30,	December 31,
	2022	2021
Equity method investments:
Investment in 7Ridge Investments 3 LP	$207.6	$209.5
Total equity method investments	207.6	209.5

Other equity investments:
Investment in Eris Exchange Holdings, LLC	20.0	20.0
Investment in CSD Br	5.9	—
Investment in Coin Metrics Inc.	5.0	—
Investment in Cboe Vest Financial Group, Inc.	2.9	2.9
Investment in OCC	0.3	0.3
Investment in American Financial Exchange, LLC	—	10.6
Investment in Eris Digital Holdings, LLC	—	1.1
Other equity investments	1.8	1.4
Total other equity investments	35.9	36.3

Total investments	$243.5	$245.8

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

The Company’s interest in the 7Ridge Fund is equal to the carrying value of the investment as of June 30, 2022, or $207.6 million, which includes periodic capital contributions to the 7Ridge Fund, as well as the Company’s share of 7Ridge Fund’s profit or loss, including gains or losses arising from the fair value measurement of the investment held by the 7Ridge Fund, booked against the investment account. The carrying value of the investment is included in investments within the condensed consolidated balance sheets. The Company’s maximum loss exposure, in the unlikely event that all of the VIE’s assets become worthless, is limited to the carrying value of Company’s investment.

Other Equity Investments

The carrying value of other equity investments is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the measurement alternative given the absence of readily determinable fair values for the respective investments and due to the Company’s inability to exercise significant influence over the investments based upon the respective ownership interests held. As of June 30, 2022, other equity investments primarily reflect a 20% investment in OCC and minority investments in Eris Exchange Holdings, LLC, CSD Br, Coin Metrics Inc., and Cboe Vest Financial Group, Inc.

In the second quarter of 2022, the Company invested $5.0 million in a funding raise by Coin Metrics, Inc., a digital asset intelligence and crypto data startup, $5.9 million in a funding raise by CSD Br, a Brazilian bank and financial intermediary, and completed the purchase of ErisX. Eris Exchange Holdings, LLC was not a part of this transaction and the Company retains its minority equity ownership interest in Eris Exchange Holdings, LLC. See Note 3 (“Acquisitions”) for more information.

In the second quarter of 2022, the Company recorded an impairment charge of $10.6 million on its investment in American Financial Exchange, LLC based on management’s assessment of the fair value of the investment. The impairment was recorded in other (expense) income, net in the condensed consolidated statements of income.

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2022 and December 31, 2021 (in millions):

	June 30,	December 31,
	2022	2021
Construction in progress	$2.5	$17.3
Building	68.8	68.8
Furniture and equipment	280.4	256.5
Total property and equipment	351.7	342.6
Less accumulated depreciation	(244.2)	(237.4)
Total property and equipment, net	$107.5	$105.2

Depreciation expense using the straight-line method was $8.6 million and $8.2 million for the three months ended June 30, 2022 and 2021, respectively, and $17.2 million and $15.6 million for the six months ended June 30, 2022 and 2021, respectively.

As a result of the Merger, there was a reduction in employee workspace needed in Chicago, which led to the decision to market for sale the former headquarters location. The Company classified the associated land, building, and certain furniture and equipment of the former headquarters location as held for sale, performed an impairment assessment, and ceased depreciation effective May 1, 2019, as the Company anticipated selling the property held for sale in less than twelve months. However, due to the time elapsed since active marketing for sale of the building commenced, the Company reclassified the property to held and used, effective May 1, 2021, and the building was once again subject to depreciation. On April 28, 2022, the Company entered into a non-binding agreement to sell its former headquarters building, subject to a due-diligence period and customary closing conditions. The total value of the property classified as property held and used was $10.7 million, which includes $2.3 million of land and $8.4 million of property and equipment, net on the condensed consolidated balance sheet as of June 30, 2022.

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

The following represents the changes in allowance for credit losses during the six months ended June 30, 2022 (in millions):

	Balance at December 31, 2021	Current period provision for expected credit losses	Write-offs charged against the allowance	Recoveries collected	Balance at June 30, 2022
Allowance for notes receivable credit losses	$30.1	$—	$—	$—	$30.1
Allowance for accounts receivable credit losses	1.0	0.6	—	(0.3)	1.3
Total allowance for credit losses	$31.1	$0.6	$—	$(0.3)	$31.4

7.   OTHER ASSETS, NET

Other assets, net consisted of the following as of June 30, 2022 and December 31, 2021 (in millions):

	June 30,	December 31,
	2022	2021
Software development work in progress	$5.5	$5.6
Data processing software	108.8	103.8
Less accumulated depreciation and amortization	(74.6)	(70.9)
Data processing software, net	39.7	38.5
Other assets (1)	100.7	87.3
Total other assets, net	$140.4	$125.8

(1) At June 30, 2022 and December 31, 2021, the majority of the balance included notes receivable, net of allowance, and long-term prepaid assets. See Note 6 (“Credit Losses”) for more information on the notes receivable included within other assets, net on the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the notes receivable, net balance was $92.0 million and $79.3 million, respectively.

Amortization expense related to data processing software was $1.8 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively, and $3.5 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively.

8.   GOODWILL, INTANGIBLE ASSETS, NET, AND DIGITAL ASSETS HELD

The following table presents the details of goodwill by segment (in millions):

		North American	Europe and
	Options	Equities	Asia Pacific	Global FX	Digital	Total
Balance as of December 31, 2021	$305.8	$1,876.9	$575.5	$267.2	$—	$3,025.4
Adjustment	—	—	3.4	—	—	3.4
Additions	—	132.4	—	—	460.1	592.5
Impairment		—	—	—	(460.1)	(460.1)
Changes in foreign currency exchange rates	—	(0.5)	(28.7)	—	—	(29.2)
Balance as of June 30, 2022	$305.8	$2,008.8	$550.2	$267.2	$—	$3,132.0

Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, Global FX, and Digital. No goodwill has been allocated to Futures. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.

Following the acquisition of ErisX, which closed on May 2, 2022, negative events and trends in the broader digital asset environment emerged, such as deleveraging and bankruptcies, and certain negative trends in the broader digital asset environment which emerged in late 2021 intensified, such as the decline in digital asset prices, overall market activity, and market capitalization. Additionally, following the acquisition of ErisX, the efforts to syndicate minority ownership interests in Cboe Digital to potential investors became more challenging and the outlook for the Digital segment’s future market growth has been negatively impacted. However, ownership of ErisX allows the Company to enter the digital asset spot and derivatives marketplaces through a digital-first platform developed with industry partners to focus on robust regulatory compliance, data and transparency. The Company considered these developments, in particular the recent syndication efforts, to be potential indications of impairment and performed an interim impairment test for the goodwill recognized in the Digital reporting unit. The Company concluded that the carrying value of the reporting unit exceeded its estimated fair value, which considered both market and income approaches, and recorded a goodwill impairment charge of $460.1 million in the condensed consolidated statements of income for the three and six months ended June 30, 2022, and also recognized a deferred tax asset of $116.2 million. This deferred tax asset, resulting from the excess of tax deductible goodwill over book goodwill, relates to future tax deductions the Company expects to realize to reduce potential tax payments on future income. As a result, the carrying value of ErisX decreased by $343.9 million, to $220.0 million as of June 30, 2022. The Company also performed testing over the intangible assets recognized as a result of the ErisX acquisition, and based on the results of the assessments, determined there was no impairment required as the fair value approximated the carrying value. No other long lived assets were recognized as a result of the acquisition and subject to further assessment.

The following table presents the details of the intangible assets (in millions):

		North American	Europe and
	Options	Equities	Asia Pacific	Global FX	Digital	Total
Balance as of December 31, 2021	$159.1	$991.4	$426.4	$91.7	$—	$1,668.6
Additions	—	130.1	—	—	95.9	226.0
Amortization	(6.6)	(30.1)	(12.7)	(9.7)	(1.3)	(60.4)
Changes in foreign currency exchange rates	—	(0.5)	(40.9)	—	—	(41.4)
Balance as of June 30, 2022	$152.5	$1,090.9	$372.8	$82.0	$94.6	$1,792.8

For the three months ended June 30, 2022 and 2021, amortization expense was $29.8 million and $30.6 million, respectively. For the six months ended June 30, 2022 and 2021, amortization expense was $60.4 million and $63.5 million, respectively. The estimated future amortization expense is $65.1 million for the remainder of 2022, $119.5 million for 2023, $95.5 million for 2024, $84.5 million for 2025, and $77.3 million for 2026.

The following tables present the categories of intangible assets as of June 30, 2022 and December 31, 2021 (in millions, except as stated):

	June 30, 2022					Weighted
		North	Europe			Average
		American	and Asia			Amortization
	Options	Equities	Pacific	Global FX	Digital	Period (in years)
Trading registrations and licenses	$95.5	$615.2	$199.6	$—	$25.0	Indefinite
Customer relationships	46.6	471.0	209.3	140.0	—	16
Market data customer relationships	53.6	322.0	58.6	64.4	—	10
Technology	28.1	52.7	32.8	22.5	70.0	8
Trademarks and tradenames	12.9	10.1	2.3	1.2	—	6
Digital assets held	—	—	—	—	0.9	Indefinite
Accumulated amortization	(84.2)	(380.1)	(129.8)	(146.1)	(1.3)
	$152.5	$1,090.9	$372.8	$82.0	$94.6

	December 31, 2021					Weighted
		North	Europe			Average
		American	and Asia			Amortization
	Options	Equities	Pacific	Global FX	Digital	Period (in years)
Trading registrations and licenses	$95.5	$592.0	$221.1	$—	$—	Indefinite
Customer relationships	46.6	378.3	232.3	140.0	—	17
Market data customer relationships	53.6	322.0	65.2	64.4	—	10
Technology	28.1	41.1	35.6	22.5	—	5
Trademarks and tradenames	12.9	7.8	2.5	1.2	—	8
Accumulated amortization	(77.6)	(349.8)	(130.3)	(136.4)	—
	$159.1	$991.4	$426.4	$91.7	$—

ErisX holds customer digital assets in customer accounts, referred to as wallets, either through a third-party custodian, a licensed trust company, or in separate and distinct wallets managed by ErisX. ErisX, together with its third-party custodian, is directly responsible for securing customers’ crypto assets and protecting them from loss or theft. Customer digital assets are held in omnibus wallets for the benefit of customers of ErisX and ErisX maintains the records of the amount and type of digital asset owned by each of its customers in omnibus wallets. The amount of customer digital assets held by ErisX is reflected within digital assets – safeguarded assets and digital assets – safeguarded liabilities in the condensed consolidated balance sheets.

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (in millions):

	June 30,	December 31,
	2022	2021
Compensation and benefit-related liabilities	$51.7	$68.6
Royalties	27.3	23.0
Current unrecognized tax benefits	92.0	—
Accrued liabilities	74.3	73.3
Rebates payable	111.2	95.3
Marketing fee payable	14.2	15.7
Accounts payable	35.2	19.5
Total accounts payable and accrued liabilities	$405.9	$295.4

10.  DEBT

The Company’s debt consisted of the following as of June 30, 2022 and December 31, 2021 (in millions):

	June 30,	December 31,
	2022	2021
Term Loan Agreement due December 2023, floating rate	$524.6	$159.5
$300 million fixed rate Senior Notes due March 2032, stated rate of 3.000%	295.8	—
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	493.7	493.3
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	646.9	646.5
Revolving Credit Agreement (1)	(1.8)	—
EuroCCP Credit Facility	—	—
Total debt	$1,959.2	$1,299.3

(1) As of June 30, 2022 there was no balance drawn from the Revolving Credit Agreement (as defined below). The above represents the debt issuance costs related to the amendment of the Revolving Credit Agreement (as defined below).

As described below in further detail, on April 29, 2022 and May 31, 2022, the Company borrowed $190 million and $175 million, respectively, under the Term Loan Agreement (as defined below), in order to fund acquisitions.

Term Loan Agreement

On March 22, 2018, the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”). The Term Loan Agreement matures on December 15, 2023 and initially provided for a senior unsecured term loan facility in an aggregate principal amount of $300 million, which amount was later increased to allow for an additional draw of $110 million on June 25, 2021 in order to fund a portion of the acquisition of Chi-X and was increased on March 29, 2022 to allow for additional delayed draws of up to $400 million in the aggregate by the earliest of: (1) September 30, 2022, (2) the date of termination of the commitments of all of the lenders and (3) the date of termination of the commitment of each lender to make loans pursuant to an event of default, provided that this borrowing period shall end immediately upon the funding of the fifth borrowing of committed loans. On April 29, 2022, the Company borrowed $190 million to fund a portion of the ErisX acquisition and on May 31, 2022, borrowed $175 million to fund a portion of the NEO acquisition.

Loans under the Term Loan Agreement bear interest, at the Company’s option, at either (i) the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York (or a successor administrator) plus a margin of 0.65 percent per annum or (ii) a daily floating rate based on the agent’s prime rate (subject to certain minimums based upon the federal funds effective rate or SOFR) plus a margin of 0.50 percent per annum.

The Term Loan Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default, including cross-defaults from the Company’s other indebtedness, and indemnification provisions in favor of the lenders thereunder. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Term Loan Agreement, be increased to 4.25 to 1.00 or 4.00 to 1.00 (from 3.50 to 1.00) for four consecutive fiscal quarters following certain acquisitions, provided this increase may be made only once and at the time it exercises such financial covenant step-up, the Company shall be exercising a like step-up under its revolving credit facility. At June 30, 2022, the Company was in compliance with these covenants and did not exercise financial covenant step-up.

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

On March 16, 2022, the Company issued $300 million aggregate principal amount of 3.000% Senior Notes due 2032 (“3.000% Senior Notes” and, together with the 1.625% Senior Notes and the 3.650% Senior Notes, the "Senior Notes"). The form and terms of the 3.000% Senior Notes were established pursuant to an Officer’s Certificate, dated as of March 16, 2022, supplementing the Indenture. The Company used the net proceeds from the 3.000% Senior Notes, together with cash on hand, and the proceeds of additional borrowings, to partially fund its previously announced acquisition of ErisX. The 3.000% Senior Notes mature on March 16, 2032 and bear interest at the rate of 3.000% per annum, payable semi-annually in arrears on March 16 and September 16 of each year, commencing September 16, 2022.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At June 30, 2022, the Company was in compliance with these covenants.

Revolving Credit Agreement

On February 25, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which amended and restated the prior revolving credit agreement.

The Revolving Credit Agreement provides for a senior unsecured $400 million three-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $200 million, for a total of $600 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of June 30, 2022, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of June 30, 2022, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at June 30, 2022, $400 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on February 25, 2027, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.25 to 1.00 on one occasion and 4.00 to 1.00 on another occasion, in each case, for four consecutive fiscal quarters; provided that, prior to the exercise of the second such financial covenant step-up, the maximum consolidated leverage ratio shall have returned to a level of 3.50 to 1.00 for at least two consecutive fiscal quarters. At June 30, 2022, the Company was in compliance with these covenants and did not exercise financial covenant step-up.

EuroCCP Credit Facility

On July 1, 2020, EuroCCP, as borrower, the Company, as guarantor, entered into a Facility Agreement (the “Facility” or “EuroCCP Credit Facility”) with Bank of America Merrill Lynch International Designated Activity Company, as co-ordinator, facility agent, lender, sole lead arranger and sole bookrunner, Citibank N.A., as security agent, and certain other lenders named therein. The Facility was further amended and restated, as described below.

The Facility initially provided for a €1.5 billion committed syndicated multicurrency revolving and swingline credit facility (i) that is available to be drawn by EuroCCP (as borrower) towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through EuroCCP’s clearing system and (b) financing any other liability or liquidity requirement of EuroCCP incurred in the operation of its clearing system and (ii) under which the scheduled interest and fees on borrowings (but not the principal amount of any borrowings) are guaranteed by the Company. Subject to certain conditions, EuroCCP was initially able to increase the commitments under the Facility by up to €500 million, to a total of €2.0 billion.

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

Initially, borrowings under the Facility’s revolving loans and non-U.S. dollar swingline loans bear interest at the relevant floating base rate plus a margin of 1.75 percent per annum and (subject to certain conditions) borrowings under the Facility’s U.S. dollar swingline loans bear interest as the higher of the relevant agent’s prime commercial lending rate for U.S. dollars and 0.5 percent per annum over the federal funds effective rate. A commitment fee of 0.30 percent per annum is payable on the unused and uncalled amount of the Facility during the availability period.

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

The Facility contains customary representations, warranties and covenants for facilities of its type, including events of default of the Company and EuroCCP and indemnification provisions in favor of the Lenders. In particular, the covenants include restrictions regarding the incurrence of liens by EuroCCP and its subsidiaries, and an event of default will be triggered if EuroCCP ceases its business, subject to certain exceptions in each case. There is also a requirement for the net worth of (a) the Company to be no less than $1.75 billion on the date of each drawdown and delivery of compliance certificates and (b) EuroCCP initially to be the higher of €24 million and any such amount required for EuroCCP to meet minimum liquidity regulations under applicable regulation at all times.

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

On June 30, 2022, the Facility was further amended and restated to, among other items: (i) extend the term of the Facility until June 29, 2023; (ii) lower the interest rate margin from 1.75 percent per annum to 1.60 percent per annum; (iii) revise certain of the representations the Company makes pursuant to the Facility; (iv) increase the minimum tangible net worth requirement from €20 million to €30 million; (v) reduce the aggregate commitment under the Facility from €1.5 billion to €1.25 billion; (vi) reduce the aggregate commitment under the Facility, after the accordion increase, from €2.0 billion to €1.75 billion; and (vii) modify certain other provisions to incorporate updates in applicable laws and regulations.

As of June 30, 2022, no borrowings were outstanding under the Facility. Accordingly, at June 30, 2022, €1.25 billion of borrowing capacity was available for the purposes permitted by the Facility. At June 30, 2022, the Company and EuroCCP were in compliance with applicable covenants.

Small Business Administration’s Paycheck Protection Program

On May 1, 2020, ErisX received $1.3 million of proceeds from a loan issued under either the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") under section 7(a)(36) of the Small Business Act or the SBA's Paycheck Protection Program Second Draw Loans under Section 7(a)(37) of the SBA. On May 26, 2022, the PPP loan was forgiven and no further balance is due.

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the Senior Notes as of June 30, 2022 are as follows (in millions):

Remainder of 2022	$—
2023	525.0
2024	—
2025	—
2026	—
Thereafter	1,450.0
Principal amounts repayable	1,975.0
Debt issuance costs	(9.4)
Unamortized discounts on notes	(6.4)
Total debt outstanding	$1,959.2

Interest expense recognized on the Term Loan Agreement, the Senior Notes, and the Revolving Credit Agreement is included in interest expense, net in the condensed consolidated statements of income. The Company is also obligated to pay commitment fees under the terms of the Revolving Credit Agreement, Term Loan Agreement and Facility, which are also included in interest expense, net. Interest expense, net recognized in the condensed consolidated statements of income for the three months and six months ended June 30, 2022 and 2021 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Components of interest expense:
Contractual interest	$14.4	$11.7	$25.6	$23.4
Amortization of debt discount and issuance costs	0.7	0.7	1.2	1.4
Interest expense	$15.1	$12.4	$26.8	$24.8
Interest income	(0.5)	(0.1)	(1.4)	(0.2)
Interest expense, net	$14.6	$12.3	$25.4	$24.6

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET

The following represents the changes in accumulated other comprehensive income, net by component (in millions):

	Foreign			Total Accumulated
	Currency	Unrealized		Other
	Translation	Investment	Post-Retirement	Comprehensive
	Adjustment	Loss	Benefits	Income (Loss), Net
Balance at December 31, 2021	$55.4	$(0.1)	$0.3	$55.6
Other comprehensive loss	(87.4)	(0.1)	—	(87.5)
Balance at June 30, 2022	$(32.0)	$(0.2)	$0.3	$(31.9)

12. CLEARING OPERATIONS

EuroCCP

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

EuroCCP only assumes the guarantor role if it has an equal and offsetting claim against a clearing participant. For the period ended June 30, 2022, there have been no events of default for which a liability is required to be recognized in accordance with GAAP.

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

Interoperability Fund

For the cash equity business line, EuroCCP has entered into interoperable arrangements with two other central counterparties (“CCPs”). Under these arrangements, margin is paid to, and received from, the other CCPs. The interoperability fund consists of collateral pledged by EuroCCP to the other interoperable CCPs, to cover margin calls EuroCCP received from other interoperable CCPs. For EuroCCP, the collateral pledged by the clearing participants is maintained in an interoperability fund designated account. EuroCCP does not have any economic interest or ownership in the collateral; therefore, these balances are not included in the condensed consolidated balance sheets.

The following tables present the Company’s total clearing participant deposits as of June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$850.8	$517.8	$1,368.6
Clearing funds	112.7	41.4	154.1
Interoperability funds (1)	514.8	117.0	631.8
Total	$1,478.3	$676.2	$2,154.5

	December 31, 2021
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$600.0	$287.0	$887.0
Clearing funds	145.9	41.9	187.8
Interoperability funds (1)	423.3	92.6	515.9
Total	$1,169.2	$421.5	$1,590.7

(1) These amounts are not reflected in the condensed consolidated balance sheets, as EuroCCP does not take economic ownership of these balances.

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

Eris Clearing

Eris Clearing is a digital asset clearinghouse and central counterparty that provides clearing and settlement of digital asset trades. Eris Clearing clears cryptocurrencies from 51 U.S. jurisdictions authorized by license or not subject to licensing. Eris Clearing performs a guarantee function whereby Eris Clearing helps to ensure that the obligations of the transactions it clears are fulfilled. Eris Clearing’s clearing transactions are fully collateralized with either customer cash or digital assets owned by customers, which helps mitigate Eris Clearing’s exposure to credit risk in the event that a clearing participant fails to meet a financial or contractual obligation. The Company includes customer cash deposits on the condensed consolidated balance sheets in margin deposits and clearing funds and includes customer digital assets on the condensed consolidated balance sheets in digital assets - safeguarded assets, with a corresponding offset in digital assets - safeguarded liabilities. Additional details on safeguarded digital assets held can be found in Note 1 (“Organization and Basis of Presentation”).

The table below presents the Company’s cash deposits and safeguarded digital assets held on behalf of its customers for the purposes of supporting clearing transactions as of June 30, 2022 (in millions):

June 30, 2022
Customer bank deposits	$23.7
Digital assets - safeguarded assets	22.4
Total	$46.1

The following table depicts the Company’s valuation of digital assets – safeguarded assets and safeguarded liabilities as of June 30, 2022:

Digital Asset	Number of Units	Valuation per Unit	Fair Value (in millions)
Bitcoin	674	$18,720	$12.6
Ethereum	7,232	1,010	7.3
Litecoin	11,869	51	0.6
Bitcoin Cash	3,459	99	0.4
USD Coin	1,507,706	1	1.5
Total			$22.4

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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$43.0	$43.0	$—	$—
Marketable securities (1):
Mutual funds	16.1	16.1	—	—
Money market funds	9.4	9.4	—	—
Digital assets - safeguarded assets	22.4	22.4	—	—
Total assets	$90.9	$90.9	$—	$—
Liabilities:
Contingent consideration liabilities	$102.1	$—	$—	$102.1
Digital assets - safeguarded liabilities	22.4	22.4	—	—
Total liabilities	$124.5	$22.4	$—	$102.1

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$9.1	$9.1	$—	$—
Marketable securities (1):
Mutual funds	18.4	18.4	—	—
Money market funds	9.6	9.6	—	—
Total assets	$37.1	$37.1	$—	$—
Liabilities:
Contingent consideration liabilities	$70.5	$—	$—	$70.5
Total liabilities	$70.5	$—	$—	$70.5
(1)	These amounts are reflected within financial investments in the condensed consolidated balance sheets.

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Financial Investments

Financial investments consist of highly liquid U.S. Treasury securities and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of financial investments for the period ended June 30, 2022. See Note 15 (“Employee Benefit Plans”) for more information.

Digital Assets – Safeguarded Assets and Liabilities

The Company has determined the principal marketplace for digital assets to be the spot market of Eris Exchange, LLC (“Eris Exchange”). The Company valued digital assets – safeguarded assets, and digital assets - safeguarded liabilities by using the closing prices at 4:00pm Central Standard Time on Eris Exchange’s spot market as of June 30, 2022. These inputs are categorized in the fair value hierarchy as Level 1 as the marketplace is considered active.

Contingent Consideration Liabilities

In connection with the acquisitions of Hanweck Associates, LLC (“Hanweck”), MATCHNow, Cboe Asia Pacific, and NEO, as well as the acquisition of assets of FT Providers, LLC (“FT Options”) and Trade Alert, LLC (“Trade Alert”), the Company entered into contingent consideration arrangements with the former owners. The total fair value of the liabilities at June 30, 2022 was $102.1 million. That value is based on the Company’s estimate of the likelihood that certain performance targets in the respective acquisition agreements are expected to be accomplished. In connection with the contingent consideration arrangements, the Company paid a total of $8.5 million in contingent consideration to Hanweck, FT Options, and Cboe Asia Pacific during the three months ended June 30, 2022. Because the fair value measurements relating to the contingent consideration liabilities are subject to management judgment, measurement uncertainty is inherent in the valuation of the contingent consideration liabilities as of the reporting date. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of June 30, 2022.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand-alone basis. That fair value is compared to the carrying value of the reporting unit, including its recorded goodwill. In connection with the annual impairment evaluation of goodwill and indefinite lived intangibles, impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying value of the reporting unit. See “Digital Assets Held” below and Note 1 (“Organization and Basis of Presentation”) for discussion of valuation considerations specific to digital assets held. For the other intangible assets, the process also involves using a discounted cash flow method to determine the fair value of each intangible asset. Impairment is considered to have occurred if the fair value of the intangible asset is lower than its carrying value. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired.

The Company performed an impairment test during the three months ended June 30, 2022, as there were market events that indicated it was more likely than not that these assets were impaired, resulting in the recognition of an impairment charge to goodwill. See Note 4 (“Goodwill, Intangible Assets, net, and Digital Assets Held”) for more information on the impairment.

Equity investments without readily determinable fair values that are valued using the measurement alternative are measured at fair value on a non-recurring basis. See Note 4 (“Investments”) for more information. During the three months ended June 30, 2022, the Company recorded an impairment charge on its investment in American Financial Exchange, LLC. No other observable transactions or impairments materially impacted the measurements of the investments accounted for as other equity investments. See Note 4 (“Investments”) for more information.

Fair Value of Assets and Liabilities

The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company, with the exception of debt and digital assets held which are presented at its carrying value, as of June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$43.0	$43.0	$—	$—
Deferred compensation plan assets (1)	25.5	25.5	—	—
Digital assets - safeguarded assets	22.4	22.4	—	—
Digital assets held (2)	0.9	0.9	—	—
Total assets	$91.8	$91.8	$—	$—
Liabilities:
Contingent consideration liabilities	$102.1	$—	$—	$102.1
Deferred compensation plan liabilities (3)	25.5	25.5	—	—
Digital assets - safeguarded liabilities	22.4	22.4	—	—
Debt	1,959.2	—	1,959.2	—
Total liabilities	$2,109.2	$47.9	$1,959.2	$102.1

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$9.1	$9.1	$—	$—
Deferred compensation plan assets (1)	28.0	28.0	—	—
Total assets	$37.1	$37.1	$—	$—
Liabilities:
Contingent consideration liabilities	$70.5	$—	$—	$70.5
Deferred compensation plan liabilities (3)	28.0	28.0	—	—
Debt	1,299.3	—	1,299.3	—
Total liabilities	$1,397.8	$28.0	$1,299.3	$70.5
(1)	These amounts are reflected within financial investments in the condensed consolidated balance sheets.
(2)	These amounts are reflected within intangible assets, net in the condensed consolidated balance sheets.
(3)	These amounts are reflected within other non-current liabilities in the condensed consolidated balance sheets.

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

At June 30, 2022 and December 31, 2021, the fair values of the Company’s debt obligations were as follows (in millions):

	Fair Value
	June 30, 2022	December 31, 2021
Term Loan Agreement	$507.7	$160.1
3.650% Senior Notes	636.1	702.6
1.625% Senior Notes	410.1	470.9
3.000% Senior Notes	267.5	—

Digital Assets Held

Digital assets held, which are included within intangible assets, net in the condensed consolidated balance sheets, are valued following a review of exchange prices for each specific digital asset throughout the period ended June 30, 2022. The Company will impair to the lowest observable value during the period for each digital asset type in accordance with ErisX’s policy, which states that the Company values digital assets held by using the closing prices at 4:00pm Central Standard Time on Eris Exchange’s spot market (“ErisX spot market”), which the Company determined is the principal marketplace for digital assets. As part of ErisX’s pricing policy, the closing price on ErisX’s spot market is compared to three other exchanges (Coinbase, Bitstamp, and Kraken) to assess for reasonableness. These inputs are categorized in the fair value hierarchy as Level 1 as the marketplace is considered active.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three and six months ended June 30, 2022 (in millions):

	Level 3 Financial Liabilities for the Three Months Ended June 30, 2022
	Balance at	Realized (Gains)			Foreign	Balance at
	Beginning of	Losses during			Currency	End of
	Period	Period	Additions	Settlements	Translation	Period
Liabilities
Contingent consideration liabilities	$53.3	$—	$57.7	$(8.5)	$(0.4)	$102.1
Total liabilities	$53.3	$—	$57.7	$(8.5)	$(0.4)	$102.1

	Level 3 Financial Liabilities for the Six Months Ended June 30, 2022
	Balance at	Realized (Gains)			Foreign	Balance at
	Beginning of	Losses during			Currency	End of
	Period	Period	Additions	Settlements	Translation	Period
Liabilities
Contingent consideration liabilities	$70.5	$—	$57.7	$(25.9)	$(0.2)	$102.1
Total liabilities	$70.5	$—	$57.7	$(25.9)	$(0.2)	$102.1

14.  SEGMENT REPORTING

The Company previously operated as five reportable business segments as of March 31, 2022. As a result of the ErisX acquisition, as of June 30, 2022, the Company operates as six reportable segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital which is reflective of how the Company's chief operating decision-maker reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). Segment performance is primarily evaluated based on operating income (loss). The Company’s chief operating decision-maker does not use segment-level assets or income and expenses below operating income (loss) as key performance metrics; therefore, such information is not presented below. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

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

North American Equities. The North American Equities segment includes listed U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform, and Canadian equities and other transaction services that occur on or through the MATCHNow ATS, and NEO, as of the June 1, 2022 acquisition. The North American Equities segment also includes ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, applicable market data fees generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.

Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, exchange-traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of EuroCCP, as well as the equities transaction services of Cboe Australia and Cboe Japan, each operators of trading venues in Australia and Japan. This segment was previously referred to as the European Equities segment but was updated to the Europe segment in the first quarter of 2021 as a result of the launch of Cboe Europe Derivatives, a pan-European derivatives platform in September 2021. The segment was subsequently updated to Europe and Asia Pacific to reflect the acquisition of Chi-X in July 2021. Cboe Europe operates lit and dark books, a periodic auctions book, and Cboe BIDS Europe, a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019 and based in Amsterdam, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area (“EEA”) symbols. The new Cboe Europe Derivatives venue offers futures and options based on Cboe Europe equity indices. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia and Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.

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

Digital. The Digital segment includes ErisX, an operator of a U.S. based digital asset spot market and a regulated futures exchange, and Eris Clearing, a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services.

Summarized financial data of reportable segments was as follows (in millions):

		North	Europe				Corporate
		American	and Asia				Items and
	Options	Equities	Pacific	Futures	Global FX	Digital	Eliminations	Total
Three Months Ended June 30, 2022
Revenues	$438.2	$432.8	$67.4	$30.5	$16.8	$0.1	$—	$985.8
Operating income (loss)	178.1	32.6	10.7	15.3	2.7	(473.6)	(3.2)	(237.4)
Three Months Ended June 30, 2021
Revenues	$350.0	$353.5	$55.1	$28.3	$13.9	$—	$—	$800.8
Operating income (loss)	125.2	37.4	13.3	15.3	0.4	—	(1.6)	190.0

		North	Europe				Corporate
		American	and Asia				Items and
	Options	Equities	Pacific	Futures	Global FX	Digital	Eliminations	Total
Six Months Ended June 30, 2022
Revenues	$860.8	$856.5	$146.0	$62.8	$34.1	$0.1	$—	$1,960.3
Operating income (loss)	340.8	71.2	31.6	32.3	5.1	(473.6)	(5.1)	2.3
Six Months Ended June 30, 2021
Revenues	$732.4	$879.5	$110.9	$59.9	$28.6	$—	$0.3	$1,811.6
Operating income (loss)	253.9	82.5	27.8	32.8	1.6	—	(4.0)	394.6

15.  EMPLOYEE BENEFIT PLANS

Eligible U.S. employees, which includes employees of ErisX as of the acquisition date, are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under the Internal Revenue Code. The Deferred Compensation Plan assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $25.5 million and $28.0 million June 30, 2022, and December 31, 2021, respectively. Although the value of the plan is recorded in financial investments on the condensed consolidated balance sheets, there is an equal and offsetting liability in other non-current liabilities. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both other expense, net and compensation and benefits expense in the condensed consolidated statements of income. The Company contributed $2.8 million and $2.8 million to the defined contribution plans for the three months ended June 30, 2022, and 2021, respectively, and $6.1 million and $5.0 million to the defined contribution plans for the six months ended June 30, 2022 and 2021, respectively.

Eligible employees outside of the U.S., which includes employees of Cboe Europe, EuroCCP, MATCHNow, BIDS, Cboe Asia Pacific, and NEO, as of the respective acquisition date, are eligible to participate in various employee-selected stakeholder contribution plans or plans covered by local jurisdictions or by applicable laws. The Company’s contribution amounted to $0.7 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

16.  REGULATORY CAPITAL

As broker-dealers registered with the SEC, Cboe Trading and BIDS Trading are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading and BIDS Trading compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of June 30, 2022, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million.

As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA.

In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at June 30, 2022, or the summation of the credit risk, market risk and fixed overheads requirements, as defined.

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

As a designated contract organization regulated by the CFTC, Eris Exchange is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. The amounts presented below represent the greater of the two capital adequacy requirements.

As a derivatives clearing organization regulated by the CFTC, Eris Clearing is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. The amounts presented below represent the greater of the two capital adequacy requirements.

NEO is regulated by the Ontario Securities Commission (“OSC”). NEO is required to maintain sufficient financial resources for the proper performance of its functions and to meet its responsibilities. NEO must calculate the following financial ratios monthly: (i) current ratio, (ii) a debt to cash flow ratio, and (iii) a financial leverage ratio. NEO must report the monthly calculations to the OSC on a quarterly basis.

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

The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of June 30, 2022 (in millions):

			Minimum
Subsidiary	Regulatory Authority	Actual	Requirement
Cboe Trading	FINRA/SEC	$16.4	$1.2
BIDS Trading	FINRA/SEC	9.1	0.2
Cboe Europe	FCA	37.3	27.8
Cboe Chi-X Europe	FCA	0.3	0.1
Cboe NL	Dutch Authority for Financial Markets	9.3	5.5
EuroCCP	DNB	58.2	38.6
MATCHNow	IIROC	5.2	0.2
CFE	CFTC	85.3	68.6
SEF	CFTC	2.4	0.9
Eris Exchange	CFTC	9.3	4.0
Eris Clearing	CFTC	11.6	3.8
Cboe Australia	ASIC	4.2	4.2
Cboe Japan	JFSA	5.9	2.7

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

The Company recognized stock-based compensation expense of $7.0 million and $5.5 million for the three months ended June 30, 2022 and 2021, respectively, and $16.1 million and $17.2 million for the six months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income.

The activity in the Company’s restricted stock, consisting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the six months ended June 30, 2022 was as follows:

RSAs and RSUs

The following table summarizes RSA and RSU activity during the six months ended June 30, 2022:

		Weighted
	Number of	average grant
	Shares	date fair value
Nonvested stock at December 31, 2021	443,319	$99.22
Granted	300,266	118.65
Vested	(196,447)	99.58
Forfeited	(29,019)	101.93
Nonvested stock at June 30, 2022	518,119	$110.19

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

During the six months ended June 30, 2022, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 66,954 shares of common stock totaling $8.0 million as the result of the vesting of 178,563 shares of restricted stock.

PSUs

The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the six months ended June 30, 2022:

		Weighted
	Number of	average grant
	Shares	date fair value
Nonvested stock at December 31, 2021	152,410	$108.41
Granted	64,668	141.41
Vested	(16,834)	96.00
Forfeited	(33,542)	95.40
Nonvested stock at June 30, 2022	166,702	$125.08

PSUs include awards related to earnings per share during the performance period as well as awards related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return PSUs which incorporated the following assumptions for awards granted in February 2022: risk-free interest rate (1.75)%, three-year volatility (32.2)% and three-year correlation with S&P 500 Index (0.51) and incorporated the following assumptions for awards granted in May 2022: risk-free interest rate (2.88)%, three-year volatility (32.8)% and three-year correlation with S&P 500 Index (0.52). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of the Company’s common stock. The vesting period for the PSUs contingent on the achievement of performance conditions is three years. For each of the performance awards, the PSUs will be settled in shares of the Company’s common stock following vesting of the PSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration in the event of a change in control of the Company, or a termination of employment following a change in control, or in the event of a participant’s earlier death or disability. Participants have no voting rights with respect to the PSUs until the issuance of the shares of common stock. Dividends are accrued by the Company and will be paid once the PSUs contingent on the achievement of performance conditions vest.

In the six months ended June 30, 2022, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 5,245 shares of common stock totaling $0.6 million as the result of the vesting of 16,834 shares of performance stock.

As of June 30, 2022, there were $47.3 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 2.0 years.

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

The Company records compensation expense over the offering period related to the discount that is given to employees, which totaled $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2022 and 2021. As of June 30, 2022, 637,225 shares were reserved for future issuance under the ESPP.

18. EQUITY

Common Stock

The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of June 30, 2022, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 108,391,393 and 106,062,246 shares were issued and outstanding, respectively. As of December 31, 2021, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 108,159,319 and 106,646,498 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.

Common Stock in Treasury, at Cost

The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are retired or they are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. When treasury shares are retired, they are removed from the common stock in treasury balance. The Company held 2,329,147 and 1,512,821 shares of common stock in treasury as of June 30, 2022 and December 31, 2021, respectively.

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

The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the periods presented as follows:

	Three Months Ended June 30,
	2022	2021
Number of shares of common stock repurchased	147,139	331,373
Average price paid per share	$106.12	$101.57
Total purchase price (in millions)	$15.6	$33.7

Since inception of the program through June 30, 2022, the Company has repurchased 18,816,256 shares of common stock at an average cost per share of $69.98, totaling $1.3 billion.

As of June 30, 2022 and 2021, the Company had $233.3 million and $318.9 million of availability remaining under its existing share repurchase authorizations, respectively.

Purchase of Common Stock from Employees

The Company purchased 1,525 and 1,441 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $111.98 and $111.70 during the three months ended June 30, 2022, and 2021, respectively. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards, restricted stock units, and performance share awards.

Preferred Stock

The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of June 30, 2022, and December 31, 2021, the Company had no shares of preferred stock issued or outstanding.

Dividends

During the three months ended June 30, 2022, the Company declared and paid cash dividends per share of $0.48 for an aggregate payout of $51.2 million. During the three months ended June 30, 2021, the Company declared and paid cash dividends per share of $0.42 for an aggregate payout of $45.0 million.

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

19.  INCOME TAXES

The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. The effective tax rate from continuing operations was 28.2% and 41.1% for the three months ended June 30, 2022 and 2021, respectively, and (134.8%) and 34.8% for the six months ended June 30, 2022 and 2021, respectively.

The lower effective tax rate for the three months ended June 30, 2022 compared to the same period in 2021 is primarily due to the remeasurement of UK deferred tax liabilities following the UK tax rate increase from 19% to 25% in the second quarter of 2021.

The negative effective tax rate in the six months ended June 30, 2022 compared to the same period in 2021 is due to the year to date pretax loss caused by the $460.1 million ErisX goodwill impairment and the derecognition of the Company’s Section 199 tax benefits for tax years 2008 through 2016 upon the unfavorable decision by the United States Tax Court in the matter of Bats Global Markets Holdings, Inc. and Subsidiaries v. Commissioner of Internal Revenue, on March 31, 2022.

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

The first case that went to trial involved certain subsidiaries related to electronic trading for tax years 2011 through 2013. The U.S. Tax Court held the trial remotely from May 24, 2021 to June 1, 2021. On March 31, 2022, the U.S. Tax Court issued its decision rejecting the Company’s basis for its Petition (the “Opinion”). On May 26, 2022, the U.S. Tax Court entered its decision, which gave effect to the Opinion. A notice of appeal, which would lie before the U.S. Court of Appeals for the 10th Circuit, must be filed by August 24, 2022. The Company plans to appeal. Two cases remain pending in U.S. Tax Court and the case before the Court of Federal Claims also remains pending. Trial dates in those cases have not been established.

As a result of the Opinion, the Company’s Section 199 positions no longer meet the recognition threshold provided by ASC 740-10. Accordingly, in the first quarter of 2022, the Company increased its provision for income taxes in order to fully reserve for the expected aggregate amount of additional liabilities that the Company currently expects would result from these cases if they were all decided against the Company.

20. (LOSS) EARNINGS PER SHARE

The computation of basic net (loss) income per common share is calculated by reducing net (loss) income for the period by dividends paid or declared and undistributed net (loss) income for the period that are allocated to participating securities to arrive at net (loss) income allocated to common stockholders. Net (loss) income allocated to common stockholders is divided by the weighted average number of common shares outstanding during the period to determine net (loss) income per share allocated to common stockholders.

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

The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and six months ended June 30, 2022 and 2021 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic (loss) earnings per share numerator:
Net (loss) income	$(184.5)	$105.5	$(74.9)	$242.7
Net income allocated to participating securities	—	(0.3)	—	(0.7)
Net (loss) income allocated to common stockholders	$(184.5)	$105.2	$(74.9)	$242.0
Basic (loss) earnings per share denominator:
Weighted average shares outstanding	106.3	106.8	106.5	107.1
Basic (loss) earnings per share	$(1.74)	$0.99	$(0.70)	$2.26

Diluted earnings per share numerator:
Net (loss) income	$(184.5)	$105.5	$(74.9)	$242.7
Net income allocated to participating securities	—	(0.3)	—	(0.7)
Net (loss) income allocated to common stockholders	$(184.5)	$105.2	$(74.9)	$242.0
Diluted (loss) earnings per share denominator:
Weighted average shares outstanding	106.3	106.8	106.5	107.1
Dilutive potential common shares outstanding	—	0.1	—	0.2
Total dilutive weighted average shares	106.3	106.9	106.5	107.3
Diluted (loss) earnings per share	$(1.74)	$0.98	$(0.70)	$2.26

For the three and six months ended June 30, 2021, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share. For the three and six months ended June 30, 2022, the shares of stock-based compensation that would otherwise decrease diluted loss per share of 0.1 million and 0.2 million shares, respectively, are considered to be anti-dilutive and thus are excluded from the computation of diluted loss per share.

21.  COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Legal Proceedings

As of June 30, 2022, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of June 30, 2022, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.

City of Providence

On April 18, 2014, the City of Providence, Rhode Island filed a securities class action lawsuit in the federal district court for the Southern District of New York (“Lower Court”) against Bats and Direct Edge Holdings LLC, as well as 14 other securities exchanges. The action purports to be brought on behalf of all public investors who purchased and/or sold shares of stock in the United States since April 18, 2009 on a registered public stock exchange (“Exchange Defendants”) or a U.S.-based alternate trading venue and were injured as a result of the alleged misconduct detailed in the complaint, which includes allegations that the Exchange Defendants committed fraud through a variety of business practices associated with, among other things, what is commonly referred to as high frequency trading. On May 2, 2014 and May 20, 2014, American European Insurance Company and Harel Insurance Co., Ltd. each filed substantially similar class action lawsuits against the Exchange Defendants which were ultimately consolidated with the City of Providence, Rhode Island securities class action lawsuit. On June 18, 2015, the Lower Court held oral argument on the pending Motion to Dismiss and thereafter, on August 26, 2015, the Lower Court issued an Opinion and Order granting Exchange Defendants’ Motion to Dismiss, dismissing the complaint in full. On September 24, 2015, Plaintiffs filed a Notice of Appeal with the Court of Appeals for the Second Circuit (“2nd Circuit”), seeking to appeal the August 26, 2015 dismissal opinion and order. On January 7, 2016, Plaintiffs filed their opening brief with the 2nd Circuit and on April 7, 2019, the Exchange Defendants filed their opposition brief with the 2nd Circuit. Oral argument was held on August 24, 2016. Following oral argument, the 2nd Circuit issued an order requesting that the SEC submit an amicus brief on whether the Lower Court had jurisdiction and whether the Exchange Defendants have immunity in the claims alleged. The SEC filed its amicus brief with the 2nd Circuit on November 28, 2016 and Plaintiffs and the Exchange Defendants filed their respective supplemental response briefs on December 12, 2016. On December 19, 2017, the 2nd Circuit reversed the Lower Court’s dismissal and remanded the case back to the Lower Court. On March 13, 2018, the 2nd Circuit denied the Exchange Defendants’ motion for re-hearing. The Exchange Defendants filed their opening brief for their motion to dismiss May 18, 2018, Plaintiffs’ response was filed June 15, 2018 and the Exchange Defendants’ reply was filed June 29, 2018. On May 28, 2019, the Lower Court issued an opinion and order denying the Exchange Defendants’ motion to dismiss. On June 17, 2019, the Exchange Defendants filed a motion seeking interlocutory appeal of the May 28, 2019 dismissal order, which was denied July 16, 2019. Exchange Defendants filed their answers on July 25, 2019. Targeted discovery regarding class certification and legal preclusion concluded on April 26, 2021. On May 28, 2021, (1) Plaintiffs filed a Motion for Class Certification, (2) Bats and NYSE filed a joint Motion for Summary Judgment on Grounds of Legal Preclusion and a joint Motion for Summary Judgment on Grounds of Lack of Article III Standing, and (3) Nasdaq filed a Motion for Summary Judgment for Legal Preclusion. Briefing on these dispositive motions concluded in December 2021. The parties also filed motions to exclude some of the other’s experts. Oral argument regarding the joint Motion for Lack of Article III Standing and Exchange Defendant’s motion to exclude the testimony of one of Plaintiffs’ experts occurred on March 11, 2022. On March 28, 2022, the Lower Court entered an opinion and order dismissing all of Plaintiffs’ claims, without prejudice, against the Exchange Defendants and ordered that judgment be entered for the Defendant Exchanges. On April 25, 2022, Plaintiffs filed a Notice of Appeal with the 2nd Circuit, seeking to appeal the March 28, 2022 dismissal order and the judgment entered against them. During May and June 2022, all of the Exchange Defendants entered into settlement agreements with Plaintiffs and Plaintiffs moved to dismiss their pending appeals from the March 28, 2022, dismissal order. On June 13, 2022, the 2nd Circuit dismissed Plaintiffs’ appeals with respect to Bats and Direct Edge Holdings LLC and the litigation is concluded.

VIX Litigation

On March 20, 2018, a putative class action complaint captioned Tomasulo v. Cboe Exchange, Inc., et al., No. 18-cv-02025 was filed in federal district court for the Northern District of Illinois alleging that the Company intentionally designed its products, operated its platforms, and formulated the method for calculating VIX and the Special Opening Quotation, (i.e., the special VIX value designed by the Company and calculated on the settlement date of VIX derivatives prior to the opening of trading), in a manner that could be collusively manipulated by a group of entities named as John Doe defendants. A number of similar putative class actions, some of which did not name the Company as a party, were filed in federal court in Illinois and New York on behalf of investors in certain volatility-related products. On June 14, 2018, the

Judicial Panel on Multidistrict Litigation centralized the putative class actions in the federal district court for the Northern District of Illinois. On September 28, 2018, plaintiffs filed a master, consolidated complaint that is a putative class action alleging various claims against the Company and John Doe defendants in the federal district court for the Northern District of Illinois. The claims asserted against the Company consisted of a Securities Exchange Act fraud claim, three Commodity Exchange Act claims and a state law negligence claim. Plaintiffs requested a judgment awarding class damages in an unspecified amount, as well as punitive or exemplary damages in an unspecified amount, prejudgment interest, costs including attorneys’ and experts’ fees and expenses and such other relief as the court may deem just and proper. On November 19, 2018, the Company filed a motion to dismiss the master consolidated complaint and the plaintiffs filed their response on January 7, 2019. The Company filed its reply on January 28, 2019. On May 29, 2019, the federal district court for the Northern District of Illinois granted the Company’s motion to dismiss plaintiffs’ entire complaint against the Company. The state law negligence claim was dismissed with prejudice and the other claims were dismissed without prejudice with leave to file an amended complaint, which plaintiffs filed on July 19, 2019. On August 28, 2019, the Company filed its second motion to dismiss the amended consolidated complaint and plaintiffs filed their response on October 8, 2019. On January 27, 2020, the federal district court for the Northern District of Illinois granted the Company’s second motion to dismiss and all counts against the Company were dismissed with prejudice. On April 21, 2020, the federal district court for the Northern District of Illinois granted plaintiffs’ motion to certify the January 27, 2020 dismissal order for an immediate appeal.

On May 19, 2020, plaintiffs filed a notice of appeal with the Court of Appeals for the Seventh Circuit (“7th Circuit”), seeking to appeal the April 21, 2020 order granting the entry of partial final judgment and both orders granting the Company’s motions to dismiss entered on May 29, 2019 and January 27, 2020. On June 29, 2020, plaintiffs filed their opening brief with the 7th Circuit, on August 28, 2020 the Company filed its opposition brief with the 7th Circuit, on September 7, 2020, CME Group Inc., Intercontinental Exchange, Inc. and National Futures Association filed an amici curiae brief in support of the Company on the Commodity Exchange Act’s bad faith standard with the 7th Circuit and on October 16, 2020, plaintiffs filed their reply brief with the 7th Circuit. Oral arguments were held remotely on November 30, 2020. On July 27, 2022, as amended on July 28, 2022, the 7th Circuit issued its decision affirming the dismissal of all counts against the Company by the federal district court for the Northern District of Illinois. Plaintiffs have 14 days (from July 27, 2022) to petition the 7th Circuit for a rehearing en banc, or if a petition for rehearing is not filed, Plaintiffs have 90 days (from July 27, 2022) to file a petition for writ of certiorari with the U.S. Supreme Court. The Company currently believes that the claims are without merit and intends to litigate the matter vigorously. The Company is unable to estimate what, if any, liability may result from this litigation.

Other

As self-regulatory organizations under the jurisdiction of the SEC, Cboe Options, C2, BZX, BYX, EDGX and EDGA are subject to routine reviews and inspections by the SEC. As a designated contract market under the jurisdiction of the CFTC, CFE, and Eris Exchange are subject to routine rule enforcement reviews and examinations by the CFTC. As a derivatives clearing organization under the jurisdiction of the CFTC, Eris Clearing is also subject to routine examinations by the CFTC. Eris Clearing is also subject to routine audits and examinations by state regulators. Cboe SEF, LLC is a swap execution facility registered with the CFTC and subject to routine rule enforcement reviews and examinations by the CFTC. Cboe Trading and BIDS Trading are subject to reviews and inspections by FINRA. The Company has from time to time received inquiries and investigative requests from the SEC’s Office of Compliance Inspections and Examinations and the CFTC’s Division of Market Oversight as well as the SEC Division of Enforcement and CFTC Division of Enforcement seeking information about the Company’s compliance with its obligations as a self-regulatory organization under the federal securities laws and Commodity Exchange Act as well as members’ compliance with the federal securities laws and Commodity Exchange Act.

In addition, while Cboe Europe, Cboe Chi-X Europe, EuroCCP, Cboe NL, Cboe Australia, Cboe Japan, MATCHNow, and NEO have not been the subject of any material litigation or regulatory investigation in the past, there is always the possibility of such action in the future. As Cboe Europe and Cboe Chi-X Europe are domiciled in the UK, it is likely that any action would be taken in the UK courts in relation to litigation or by the FCA in relation to any regulatory enforcement action. As EuroCCP is domiciled in the Netherlands, it is likely that any action would be taken in the Dutch courts in relation to litigation or by the DNB or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. For Cboe NL, also domiciled in the Netherlands, it is likely that any actions would be taken in the Dutch courts in relation to litigation or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. As Cboe Australia is domiciled in Australia, it is likely that any action would be taken in the Australian courts in relation to litigation or by the ASIC, in relation to any regulatory enforcement action. As Cboe Japan is domiciled in Japan, it is likely that any action would be taken in the Japanese courts in relation to litigation or by the JFSA or the JSDA in relation to any regulatory enforcement action. As MATCHNow and NEO are domiciled in Canada, it is likely that any action would be taken in the Canadian courts in relation to litigation or by the IIROC or OSC in relation to any regulatory enforcement action.

ErisX has committed to securely store all crypto assets it holds on behalf of users. As such, ErisX may be liable to its users for losses arising from theft or loss of user private keys. ErisX has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial private keys to minimize the risk of theft or loss. There were no loss events impacting safeguarded assets caused by the theft or loss of digital asset user private keys as of June, 30, 2022. Since the risk of loss is remote, the Company had not recorded a liability at June 30, 2022.

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

See also Note 19 (“Income Taxes”).

Contractual Obligations

The Company has contractual obligations related to licensing agreements with various licensors, some of which included fixed fees and/or variable fees calculated using agreed upon contracted rates and reported cleared volumes. Certain licensing agreements contain annual minimum fee requirements that total $14.5 million each year for the next five years.

See Note 12 (“Clearing Operations”) for information on the clearinghouse exposure guarantees for EuroCCP and ErisX.

See Note 22 (“Leases”) for information on lease obligations.

22. LEASES

The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of June 30, 2022. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the three months ended June 30, 2022, $6.8 million of right of use assets and $6.8 million of lease liabilities were added related to new operating leases, including the addition of $1.3 million of right of use assets and lease liabilities related to acquisitions.

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

The following table presents the supplemental balance sheet information related to leases as of June 30, 2022 and December 31, 2021, respectively (in millions):

	June 30,	December 31,
	2022	2021
Operating lease right of use assets	$124.8	$110.1
Total leased assets	$124.8	$110.1

Accrued liabilities	$19.9	$15.6
Non-current operating lease liabilities	139.4	129.2
Total leased liabilities	$159.3	$144.8

The following table presents operating lease costs and other information as of and for the three and six months ended June 30, 2022 and 2021, respectively (in millions, except as stated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs (1)	$7.8	$6.3	$15.2	$12.5

Lease term and discount rate information:
Weighted average remaining lease term (years)			10.3	11.5
Weighted average discount rate			3.1%	3.3%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities	$5.5	$8.6	$10.8	$12.7
Right of use assets obtained in exchange for lease liabilities	6.8	9.7	21.6	10.7
(1)	Includes short-term lease and variable lease costs, which are immaterial.

The maturities of the lease liabilities are as follows as of June 30, 2022 (in millions):

June 30,
2022
Remainder of 2022	$10.5
2023	22.7
2024	17.3
2025	15.9
2026	17.2
After 2026	104.9
Total lease payments (1)	$188.5
Less: Interest	(29.2)
Present value of lease liabilities	$159.3
(1)	Total lease payments include $20.4 million related to options to extend lease terms that are reasonably certain of being exercised.

23.  SUBSEQUENT EVENTS

There have been no subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the six months ended June 30, 2022.

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

Overview

Cboe Global Markets, Inc. (“Cboe” or “the Company”), a leading provider of market infrastructure and tradable products, delivers cutting-edge trading, clearing and investment solutions to market participants around the world. The Company is committed to operating a trusted, inclusive global marketplace, providing leading products, technology and data solutions that enable participants to define a sustainable financial future. Cboe provides trading solutions and products in multiple asset classes, including equities, derivatives, FX, and digital assets, across North America, Europe, and Asia Pacific.

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest stock exchanges by value traded in Europe, and owns EuroCCP, a leading pan-European equities and derivatives clearinghouse, BIDS Trading, a leading block-trading ATS by volume in the U.S., MATCHNow, a leading equities ATS in Canada, Cboe Australia, an operator of trading venues in Australia, and Cboe Japan, an operator of trading venues in Japan. Cboe also is a leading market globally for exchange-traded products (“ETPs”) listings and trading. On May 2, 2022, the Company completed its acquisition of ErisX, an operator of a U.S. based digital asset spot market, a regulated futures exchange and a regulated clearinghouse. On June 1, 2022, the Company completed its acquisition of NEO, which is a fintech organization that is comprised of a fully registered Canadian securities exchange.

The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Hong Kong, Kansas City, London, Manila, New York, San Francisco, Sarasota Springs, Singapore, Sydney, Tokyo, and Toronto.

Recent Developments

Acquisition of ErisX

On October 20, 2021, the Company announced it entered into a definitive agreement to acquire ErisX. ErisX operates a U.S. based digital asset spot market, a regulated futures exchange, and a regulated clearinghouse. Ownership of ErisX allows the Company to enter the digital asset spot and derivatives marketplaces through a digital-first platform developed with industry partners to focus on robust regulatory compliance, data and transparency. The transaction closed on May 2, 2022.

Acquisition of NEO

On November 15, 2021, the Company announced it entered into a definitive agreement to acquire NEO. NEO is a fintech organization that is comprised of a fully registered Canadian securities exchange with a diverse product and services set ranging from corporate listings to cash equities trading and a non-listed securities distribution platform. With ownership of NEO, the Company expects to further grow Canada as a hub for global equities trading. The transaction closed on June 1, 2022.

Business Segments

The Company previously operated as five reportable business segments as of March 31, 2022. As a result of the ErisX acquisition, as of June 30, 2022, the Company operates as six reportable segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital, which is reflective of how the Company's chief operating decision-maker reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). Segment performance is primarily evaluated based on operating income (loss). The Company’s chief operating decision-maker does not use segment-level assets or income and expenses below operating income (loss) as key performance metrics; therefore, such information is not presented below. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

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

North American Equities. The North American Equities segment includes listed U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform, and Canadian equities and other transaction services that occur on or through the MATCHNow ATS and NEO as of the June 1, 2022 acquisition. The North American Equities segment also includes ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, applicable market data fees generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.

Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, exchange-traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of EuroCCP, as well as the equities transaction services of Cboe Australia and Cboe Japan, each operators of trading venues in Australia and Japan. This segment was previously referred to as the European Equities segment but was updated to the Europe segment in the first quarter of 2021 as a result of the launch of Cboe Europe Derivatives, a pan-European derivatives platform in September 2021. The segment was subsequently updated to Europe and Asia Pacific to reflect the acquisition of Chi-X in July 2021. Cboe Europe operates lit and dark books, a periodic auctions book, and Cboe BIDS Europe, a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019 and based in Amsterdam, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area (“EEA”) symbols. The new Cboe Europe Derivatives venue offers futures and options based on Cboe Europe equity indices. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia, and Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.

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

Digital. The Digital segment includes ErisX, an operator of a U.S. based digital asset spot market and a regulated futures exchange, and Eris Clearing, a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services.

General Factors Affecting Results of Operations

In broad terms, our business performance is impacted by a number of drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, the regulatory environment for capital markets, geopolitical events, tax policies, central bank policies and changing technology, particularly in the financial services industry. We believe our future revenues and net income will continue to be influenced by a number of domestic and international economic trends, including:

●	trading volumes on our proprietary products such as VIX options and futures and SPX options;

●	trading volumes in listed equity securities, options, futures, and ETPs in North America, Europe, and Asia Pacific, clearing volumes in listed equity securities and ETPs in Europe, volumes in listed equity options, volumes in digital assets, and volumes in institutional FX trading;
●	the demand for and pricing structure of the U.S. tape plan market data distributed by the Securities Information Processors (“SIPs”), which determines the pool size of the industry market data fees we receive based on our market share;
●	consolidation and expansion of our customers and competitors in the industry;
●	the demand for information about, or access to, our markets and products, which is dependent on the products we trade, our importance as a liquidity center, quality and integrity of our proprietary indices, and the quality and pricing of our data and access and capacity services;
●	continuing pressure in transaction fee pricing due to intense competition in the North American, European, and Asia Pacific markets;
●	significant fluctuations in foreign currency translation rates or weakened value of currencies; and
●	regulatory changes and obligations relating to market structure, digital assets and increased capital requirements, and those which affect certain types of instruments, transactions, products, pricing structures, capital market participants or reporting or compliance requirements.

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

Components of Revenues

Cash and Spot Markets

Revenue aggregated into cash and spot markets includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other revenue from the Company’s North American Equities, Europe and Asia Pacific, Global FX, and Digital segments.

Data and Access Solutions

Revenue aggregated into data and access solutions includes access and capacity fees, proprietary market data fees, and associated other revenue across the Company’s six segments.

Derivatives Markets

Includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other fees from the Company’s Options, Futures, Europe and Asia Pacific, and Digital segments.

Components of Cost of Revenues

Liquidity Payments

Liquidity payments are directly correlated to the volume of securities traded on our markets. As stated above, we record the liquidity rebates paid to market participants providing liquidity, in the case of C2, BZX, EDGX, and Cboe Europe Equities and Derivatives, and Digital, as cost of revenue. BYX and EDGA offer a pricing model where we rebate liquidity takers for executing against an order resting on our book, which is also recorded as a cost of revenues.

Routing and Clearing

Various rules require that U.S. options and equities trade executions occur at the NBBO displayed by any exchange. Linkage order routing consists of the cost incurred to provide a service whereby Cboe equities and options exchanges deliver orders to other execution venues when there is a potential for obtaining a better execution price or when instructed to directly route an order to another venue by the order provider. The service affords exchange order flow providers an opportunity to obtain the best available execution price and may also result in cost benefits to those clients. Such an offering improves our competitive position and provides an opportunity to attract orders which would otherwise bypass our exchanges. We utilize third-party brokers or our broker-dealer, Cboe Trading, to facilitate such delivery. Also included within routing and clearing are the Order Management System and Execution Management System (“OMS” and “EMS”, respectively) fees incurred for U.S. Equities Off-Exchange order execution, as well as settlement costs incurred for the settlement process executed by EuroCCP and Eris Clearing.

Section 31 Fees

Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA) are assessed fees pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat these fees as a pass-through charge to customers executing eligible listed equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as regulatory transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. CFE, Cboe Trading, Cboe Europe, Cboe NL, BIDS, MATCHNow, Cboe FX, Cboe Australia, Cboe Japan, ErisX, and NEO are not U.S. national securities exchanges, and accordingly are not charged Section 31 fees.

Royalty Fees and Other Cost of Revenues

Royalty fees primarily consist of license fees paid by us for the use of underlying indices in our proprietary products usually based on contracts traded. The Company has licenses with the owners of the S&P 500 Index, S&P 100 Index and certain other S&P indices, FTSE Russell indices, the DJIA, MSCI, and certain other index products. This category also includes fees related to the dissemination of market data related to S&P indices and other products through Cboe Global Indices Feed (“CGIF”).

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

Acquisition-Related Costs

Acquisition-related costs relate to acquisitions and other strategic opportunities. The acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance and retention costs, impairment of goodwill, capitalized software and facilities, and other external costs directly related to the mergers and acquisitions.

Goodwill Impairment

Goodwill impairment consists of charges to impair goodwill of our reporting units if the carrying value exceeds the implied fair value.

Other Expenses

Other expenses represent costs necessary to support our operations that are not already included in the above categories, including, but not limited to the impairment of digital assets held presented in intangible assets, net as part of the ordinary operations of the Digital segment.

Non-Operating (Expenses) Income

Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other (expense) income. These activities primarily include interest earned on the investing of excess cash, interest expense related to outstanding debt facilities, dividend income, income and unrealized gains and losses related to investments held in a trust for the Company’s non-qualified retirement and benefit plans, realized gains and losses related to the Company’s previously held minority investments, equity earnings or losses from our investments in other business ventures, impairment of the Company’s investments, investment establishment costs associated with new business ventures, and loan forgiveness provided under the SBA’s PPP. See Note 10 (“Debt”) for additional information regarding the PPP.

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

The following summarizes changes in financial performance for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. “YTD” represents the six-month periods ended June 30, 2022 and 2021, respectively:

(1)	These are Non-GAAP figures for which reconciliations are provided below.

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change

	(in millions, except percentages, earnings per share, and as noted below)				(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$985.8	$800.8	$185.0	23%	$1,960.3	$1,811.6	$148.7	8%
Total cost of revenues	561.7	450.2	111.5	25%	1,118.1	1,095.5	22.6	2%
Revenues less cost of revenues	424.1	350.6	73.5	21%	842.2	716.1	126.1	18%
Total operating expenses	661.5	160.6	500.9	312%	839.9	321.5	518.4	161%
Operating (loss) income	(237.4)	190.0	(427.4)	(225)%	2.3	394.6	(392.3)	(99)%
(Loss) Income before income tax provision	(256.8)	179.2	(436.0)	(243)%	(31.9)	372.1	(404.0)	(109)%
Income tax (benefit) provision	(72.3)	73.7	(146.0)	(198)%	43.0	129.4	(86.4)	(67)%
Net (loss) income	$(184.5)	$105.5	$(290.0)	(275)%	$(74.9)	$242.7	$(317.6)	(131)%
Basic (loss) earnings per share	$(1.74)	$0.99	$(2.73)	(275)%	$(0.70)	$2.26	$(2.96)	(131)%
Diluted (loss) earnings per share	(1.74)	0.98	(2.72)	(277)%	(0.70)	2.26	(2.96)	(131)%
Organic net revenue (1)	414.2	350.6	63.6	18%	823.9	716.1	107.8	15%
EBITDA (2)	(202.0)	231.8	(433.8)	(187)%	74.6	478.6	(404.0)	(84)%
EBITDA margin (3)	(47.6)%	66.1%	(113.7)%	*	8.9%	66.8%	(57.9)%	*
Adjusted EBITDA (2)	$274.2	$233.6	$40.6	17%	$555.8	$483.8	$72.0	15%
Adjusted EBITDA margin (4)	64.7%	66.6%	(2.0)%	*	66.0%	67.6%	(1.6)%	*
Adjusted earnings (5)	$177.3	$147.4	$29.9	20%	$362.0	$312.2	$49.9	16%
Adjusted earnings margin (5)	41.8%	42.0%	(0.2)%	*	43.0%	43.6%	(0.6)%	*
Diluted weighted average shares outstanding	106.3	106.9	(0.6)	(1)%	106.5	107.3	(0.8)	(1)%
Adjusted Diluted earnings per share (6)	$1.67	$1.38	$0.29	21%	$3.40	$2.91	$0.49	17%

*	Not meaningful

(1)	Organic net revenue is defined as revenues less cost of revenues excluding revenues less cost of revenues of any acquisition that has been owned for less than one year. Revenues from acquisitions that have been owned at least one year are considered organic and are no longer excluded from organic net revenue from either period for comparative purposes. Organic net revenue does not represent, and should not be considered as, an alternative to revenues less cost of revenues, or net revenue, as determined in accordance with GAAP. We have presented organic net revenue because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our operating financial performance before the effects of acquisitions. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate organic net revenue differently than we do. Organic net revenue has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)		(in millions)
Revenues less cost of revenues	$424.1	$350.6	$842.2	$716.1
Recent acquisitions:
Acquisition revenues less cost of revenues	$(9.9)	$—	$(18.3)	$—
Organic net revenue	$414.2	$350.6	$823.9	$716.1

(2)	EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs, impairment of investment, gain on investment, investment establishment costs, impairment of goodwill, and loan forgiveness. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income or loss as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(4)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(5)	Adjusted earnings is defined as net income or loss adjusted for amortization of purchased intangibles, acquisition-related costs, impairment of investment, gain on investment, investment establishment costs, impairment of goodwill, loan forgiveness, tax reserves, and net income or loss allocated to participating securities, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income or loss, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(6)	Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding.

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in millions) for the three months and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,
	2022
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$178.3	$34.0	$7.1	$15.3	$2.7	$(356.1)	$(65.8)	$(184.5)
Interest expense, net	—	—	2.3	—	—	—	12.3	14.6
Income tax (benefit) provision	—	(1.5)	1.1	—	—	(116.2)	44.3	(72.3)
Depreciation and amortization	6.3	17.7	8.9	0.7	5.4	1.2	—	40.2
EBITDA	184.6	50.2	19.4	16.0	8.1	(471.1)	(9.2)	(202.0)
Acquisition-related costs	—	2.9	1.3	—	—	8.3	1.8	14.3
Gain on investment	—	—	—	—	—	—	(7.5)	(7.5)
Loan forgiveness	—	—	—	—	—	(1.3)	—	(1.3)
Impairment of investment	—	—	—	—	—	—	10.6	10.6
Impairment of goodwill	—	—	—	—	—	460.1	—	460.1
Adjusted EBITDA	$184.6	$53.1	$20.7	$16.0	$8.1	$(4.0)	$(4.3)	$274.2

	Three Months Ended June 30,
	2021
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$124.7	$36.6	$7.3	$15.3	$0.3	$—	$(79.0)	$105.2
Interest expense, net	—	—	3.5	—	—	—	8.8	12.3
Income tax provision	—	0.7	3.1	—	—	—	69.9	73.7
Depreciation and amortization	7.4	18.6	8.0	0.7	5.9	—	—	40.6
EBITDA	132.1	55.9	21.9	16.0	6.2	—	(0.3)	231.8
Acquisition-related costs	—	0.6	—	—	—	—	1.2	1.8
Adjusted EBITDA	$132.1	$56.5	$21.9	$16.0	$6.2	$—	$0.9	$233.6

	Six Months Ended June 30,
	2022
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$341.3	$72.5	$21.2	$32.3	$5.1	$(356.1)	$(191.2)	$(74.9)
Interest expense, net	—	—	4.2	—	—	—	21.2	25.4
Income tax (benefit) provision	—	(1.5)	5.9	—	—	(116.2)	154.8	43.0
Depreciation and amortization	13.0	35.8	18.5	1.4	11.2	1.2	—	81.1
EBITDA	354.3	106.8	49.8	33.7	16.3	(471.1)	(15.2)	74.6
Acquisition-related costs	—	3.3	2.1	—	—	8.3	2.6	16.3
Investment establishment costs	—	—	—	—	—	—	3.0	3.0
Gain on investment	—	—	—	—	—	—	(7.5)	(7.5)
Loan forgiveness	—	—	—	—	—	(1.3)	—	(1.3)
Impairment of investment	—	—	—	—	—	—	10.6	10.6
Impairment of goodwill	—	—	—	—	—	460.1	—	460.1
Adjusted EBITDA	$354.3	$110.1	$51.9	$33.7	$16.3	$(4.0)	$(6.5)	$555.8

	Six Months Ended June 30,
	2021
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$252.6	$80.3	$15.1	$32.7	$1.5	$—	$(140.2)	$242.0
Interest expense, net	—	—	6.9	—	—	—	17.7	24.6
Income tax provision	—	1.9	6.6	—	—	—	120.9	129.4
Depreciation and amortization	14.8	38.2	15.9	1.4	12.3	—	—	82.6
EBITDA	267.4	120.4	44.5	34.1	13.8	—	(1.6)	478.6
Acquisition-related costs	0.3	0.6	—	—	—	—	4.3	5.2
Adjusted EBITDA	$267.7	$121.0	$44.5	$34.1	$13.8	$—	$2.7	$483.8

The following is a reconciliation of net (loss) income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income allocated to common stockholders	$(184.5)	$105.2	$(74.9)	$242.0
Amortization	30.1	30.5	60.7	63.4
Acquisition-related costs	14.3	1.8	16.3	5.2
Investment establishment costs	—	—	3.0	—
Gain on investment	(7.5)	—	(7.5)	—
Loan forgiveness	(1.3)	—	(1.3)	—
Impairment of investment	10.6	—	10.6	—
Impairment of goodwill	460.1	—	460.1	—
Tax reserves	—	—	48.5	—
Tax effect of adjustments	(143.2)	(7.7)	(151.9)	(15.9)
Deferred tax re-measurements	—	17.7	—	17.7
Net income allocated to participating securities	(1.3)	(0.1)	(1.6)	(0.2)
Adjusted earnings	$177.3	$147.4	$362.0	$312.2

The following summarizes changes in certain operational and financial metrics for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

Index Options

3.0
2.5
2.0
1.5
1.0
Average Daily Volume (in millions)
1.0
0.8
0.6
Revenue per contract
2.5
1.9
YTD 2022
YTD 2021
Average Daily Volume
Revenue per contract

Multi-Listed Options

11.0
10.0
9.0
8.0
7.0
6.0
5.0
Average Daily Volume (in millions)
0.08
0.06
0.04
0.02
Revenue per contract
10.7
10.0
YTD 2022
YTD 2021
Average Daily Volume
Revenue per contract

U.S. Equities - Exchange

2.5
2.0
1.5
1.0
Average Daily Volume (in billions)
0.03
0.02
0.01
Net capture per 100 touched shares
1.9
2.0
YTD 2022
YTD 2021
Average Daily Volume
Net capture per 100 touched shares

Canadian Equities

70
60
50
40
30
20
10
0
Average Daily Volume (CAD in millions)
12.0
10.0
8.0
6.0
4.0
Net capture per 10,000 touched shares, in CAD
38.6
59.3
YTD 2022
YTD 2021
Average Daily Volume
Net capture per 10,000 touched shares, in CAD

European Equities

14
12
10
8
6
4
2
0
Average Daily Notional Value (€ in billions)
0.5
0.4
0.3
0.2
0.1
Net capture matched value in basis points, in EUR
11.9
7.4
YTD 2022
YTD 2021
Average Daily Notional Value
Net capture per matched value in basis points, in EUR

EuroCCP - Trades Cleared

1,000
800
600
400
200
0
Trades Cleared (in millions)
0.016
0.012
0.008
0.004
Fee per trade cleared, in EUR
810.8
593.0
YTD 2022
YTD 2021
Trades Cleared
Fee per trade cleared, in EUR

EuroCCP - Net Settlement Volume

6
4
2
0
Net Settlement Volume (in millions)
2.0
1.6
1.2
0.8
0.4
0.0
Net fee per settlement, in EUR
5.3
4.8
YTD 2022
YTD 2021
Net Settlement Volume
Net fee per settlement, in EUR

Futures

250
200
150
Average Daily Volume (in thousands)
2.0
1.5
1.0
Revenue per contract
237.7
234.8
YTD 2022
YTD 2021
Average Daily Volume
Revenue per contract

Global FX

45
40
35
30
25
Average Daily Notional Value ($ in billions)
4.0
3.0
2.0
1.0
40.8
34.7
YTD 2022
YTD 2021
Average Daily Notional Value
Net capture per one million dollars traded

The following table includes operational and financial metrics for our Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX segments. The metrics listed for Australian Equities and Japanese Equities in the table below are newly added for the six months ended June 30, 2022 as a result of the acquisitions completed during 2021. Therefore, the table does not include results from the periods preceding each acquisition for the applicable metrics. The following summarizes changes in certain operational and financial metrics for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021:

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change

	(in millions, except percentages, trading days, and as noted below)				(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	39.4	36.4	3.0	8%	40.9	39.2	1.7	4%
Total touched contracts (1)	13.1	11.1	2.0	18%	13.2	11.9	1.3	11%
Multi-listed contract ADV	10.4	9.2	1.2	12%	10.7	10.0	0.7	7%
Index contract ADV	2.7	1.9	0.8	46%	2.5	1.9	0.6	36%
Number of trading days	62	63	(1)	(2)%	124	124	—	—%
Total Options revenue per contract (RPC) (2)	$0.233	$0.192	$0.041	21%	$0.221	$0.184	$0.037	20%
Multi-listed options RPC (2)	0.066	0.067	(0.001)	(2)%	0.067	0.067	—	—%
Index options RPC (2)	0.883	0.823	0.060	7%	0.870	0.813	0.057	7%
Total Options market share	33.2%	30.4%	2.8%	*	32.3%	30.3%	2.0%	*
Multi-listed options market share	28.3%	26.8%	1.5%	*	27.8%	26.8%	1.0%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total touched shares (in billions) (1)	1.8	1.6	0.2	13%	1.9	2.0	(0.1)	(5)%
Market ADV (in billions)	12.6	10.5	2.1	20%	12.7	12.6	0.1	1%
Market share	13.6%	14.3%	(0.7)%	*	13.9%	14.7%	(0.8)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (3)	$0.020	$0.020	$—	—%	$0.018	$0.017	$0.001	7%
U.S. ETPs: launches (number of launches)	10	28	(18)	(64)%	42	63	(21)	(33)%
U.S. ETPs: listings (number of listings)	574	499	75	15%	574	499	75	15%
U.S. Equities - Off-Exchange:
ADV:
Total touched shares (in millions) (1)	92.7	75.8	16.9	22%	100.6	87.5	13.1	15%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (4)	$0.108	$0.123	$(0.015)	(12)%	$0.113	$0.122	$(0.009)	(7)%
Trading days	62	63	(1)	(2)%	124	124	—	—%
Canadian Equities:
ADV (matched shares, in millions) (5)	36.0	47.4	(11.4)	(24)%	38.6	59.3	(20.7)	(35)%
Trading days	63	63	—	—%	125	125	—	—%
Net capture (per 10,000 touched shares, in Canadian dollars) (6)	9.328	7.782	1.546	20%	9.209	7.425	1.784	24%
Europe and Asia Pacific:
European Equities:
ADNV:
Matched ADNV (in billions) (7)	€10.9	€7.3	€3.6	49%	€11.9	€7.4	€4.5	60%
Market ADNV (in billions)	46.9	42.0	4.9	12%	52.8	43.4	9.4	22%
Trading days	63	63	—	—%	127	126	1	1%
Market share	23.2%	17.4%	5.8%	*	22.4%	17.1%	5.3%	*
Net capture (per matched notional value in basis points) (8)	0.238	0.267	(0.029)	(11)%	0.235	0.275	(0.040)	(15)%
EuroCCP:
Trades cleared (9)	356.4	294.8	61.6	21%	810.8	593.0	217.8	37%
Fee per trade cleared (10)	€0.009	€0.011	€(0.002)	(14)%	€0.009	€0.011	€(0.002)	(14)%
Net settlement volume (11)	2.5	2.4	0.1	6%	5.3	4.8	0.5	11%
Net fee per settlement (12)	€0.808	€0.893	€(0.085)	(10)%	€0.869	€0.878	€(0.009)	(1)%
Australian Equities:
ADNV (AUD billions)	$0.8	$—	$0.8	—%	$0.9	$—	$0.9	—%
Trading days	61	—	61	—%	124	—	124	—%
Market share - Continuous	17.0%	—%	17.0%	*	16.4%	—%	16.4%	*
Net capture (per matched notional value in basis points) (13)	0.171	—	0.171	—%	0.172	—	0.172	—%
Japanese Equities:
ADNV (JPY billions)	¥136.0	¥—	¥136.0	—%	¥148.7	¥—	¥148.7	—%
Trading days	61	—	61	—%	120	—	120	—%
Market share - Lit Continuous	3.5%	—%	3.5%	*	3.6%	—%	3.6%	*
Net capture (per matched notional value in basis points) (14)	0.258	—	0.258	—%	0.243	—	0.243	—%
Futures:
ADV (in thousands)	221.7	214.4	7.3	3%	237.7	234.8	2.9	1%
Trading days	62	63	(1)	(2)%	124	124	—	—%
Revenue per contract	$1.677	$1.648	$0.029	2%	$1.656	$1.643	$0.013	1%
Global FX:
ADNV (in billions)	$39.6	$32.5	$7.1	22%	$40.8	$34.7	$6.1	17%
Trading days	65	65	—	—%	129	128	1	1%
Global FX (net capture per one million dollars traded) (15)	2.71	2.71	—	—%	2.69	2.68	0.01	0%

Average British pound/U.S. dollar exchange rate	$1.257	$1.397	$(0.140)	(10)%	$1.299	$1.388	$(0.089)	(6)%
Average Canadian dollar/U.S. dollar exchange rate	$0.784	$0.814	$(0.030)	(4)%	$0.786	$0.802	$(0.016)	(2)%
Average Euro/U.S. dollar exchange rate	$1.065	$1.205	$(0.140)	(12)%	$1.094	$1.205	$(0.111)	(9)%
Average Euro/British pound exchange rate	£0.847	£0.862	£(0.015)	(2)%	£0.842	£0.868	£(0.026)	(3)%
Average Australian dollar/U.S. dollar exchange rate	$0.713	$—	$0.713	—%	$0.717	$—	$0.717	—%
Average Japanese Yen/U.S. dollar exchange rate	$0.008	$—	$0.008	—%	$0.008	$—	$0.008	—%
*	Not meaningful

Note, the percent change listed represents the change in the unrounded metrics figures.

(1)	Touched volume represents the total number of shares of equity securities and ETFs internally matched on our exchanges or routed to and executed on an external market center.
(2)	Average revenue per contract, for options and futures represents total net transaction fees recognized for the period divided by total contracts traded during the period.
(3)	Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX, and EDGA and the number of trading days.
(4)	Net capture per 100 touched shares refers to transaction fees less order and execution management system (OMS/EMS) fees and clearing costs divided by the product of one-hundredth ADV of touched shares on BIDS Trading and the number of trading days for the period.
(5)	Matched volume represents the total number of shares of equity securities and ETFs activity executed on our exchanges (excluding NEO).
(6)	Net capture per 10,000 touched shares refers to transaction fees divided by the product of one-ten thousandth ADV of shares for MATCHNow and the number of trading days (excluding NEO).
(7)	Matched ADNV represents the average daily notional value of shares or contracts executed on our exchanges.
(8)	Net capture per matched notional value refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Equities and the number of trading days.
(9)	Trades cleared refers to the total number of non-interoperable trades cleared.
(10)	Fee per trade cleared refers to clearing fees divided by number of non-interoperable trades cleared.
(11)	Net settlement volume refers to the total number of settlements executed after netting.
(12)	Net fee per settlement refers to settlement fees less direct costs incurred to settle divided by the number of settlements executed after netting.
(13)	Net capture per matched notional value refers to transaction fees less liquidity payments in Australian dollars divided by the product of ADNV in Australian dollars of shares matched on Cboe Australia and the number of Australian Equities trading days.
(14)	Net capture per matched notional value refers to transaction fees less liquidity payments in Japanese Yen divided by the product of ADNV in Japanese Yen of shares matched on Cboe Japan and the number of Japanese Equities trading days.
(15)	Net capture per one million dollars traded refers to net transaction fees less liquidity payments, if any, divided by the Spot and SEF products of one-thousandth of ADNV traded on the Cboe FX Markets and the number of trading days, divided by two, which represents the buyer and seller that are both charged on the transaction.

Revenues

Total revenues for the three months ended June 30, 2022 increased $185.0 million, or 23%, compared to the same period in 2021 primarily due to higher revenue across all revenue captions as a result of increased volumes traded on the Options, U.S. Equities, and European Equities exchanges, an increase in the Section 31 fee rate following a rate increase that was effective on May 14, 2022, and an increase in data and access solutions revenue primarily related to an increase in access and capacity fees in the Options and North American Equities segments. Total revenues for the six months ended June 30, 2022 increased $148.7 million, or 8%, compared to the same period in 2021 primarily due to increased transaction and clearing fees as a result of increased volumes traded on the Options exchanges, coupled with increased data and access solutions revenue primarily related to an increase in access and capacity fees in the Options and North American Equities segments, partially offset by a decrease in volumes traded on U.S Equities exchanges.

The following summarizes changes in revenues for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021 (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Cash and spot markets	$458.5	$372.7	$85.8	23%	$920.4	$921.6	$(1.2)	(0)%
Data and access solutions	123.9	103.0	20.9	20%	242.8	203.6	39.2	19%
Derivatives markets	403.4	325.1	78.3	24%	797.1	686.4	110.7	16%
Total revenues	$985.8	$800.8	$185.0	23%	$1,960.3	$1,811.6	$148.7	8%

Cash and Spot Markets

Cash and spot markets revenue increased for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to increases in transaction and clearing fees and regulatory fees. Transaction and clearing fees increased primarily due to a 13% increase in total touched shares on U.S. Equities exchanges and a 49% increase in European Equities matched ADNV. Regulatory fees increased primarily due to a 177% increase in the Section 31 fee rate, from an average rate of $5.10 per million dollars of covered sales for the three months ended June 30, 2021 to an average rate of $14.10 per million dollars of covered sales for the three months ended June 30, 2022.

Cash and spot markets revenue declined slightly for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to decreases in market data fees and regulatory fees, partially offset by an increase in transaction and clearing fees. Industry market data fees decreased primarily due to a decrease in U.S. tape plan revenue due to a 1% decline in market share on the U.S. Equities exchanges. Regulatory fees decreased primarily due to an 8% decline in the Section 31 fee rate, from an average rate of $10.50 per million dollars of covered sales for the six months ended June 30, 2021 to an average rate of $9.60 per million dollars of covered sales for the six months ended June 30, 2022. Transaction and clearing fees increased primarily due to a 60% increase in European Equities matched ADNV, partially offset by a 5% decrease in total touched shares on U.S. Equities exchanges.

Data and Access Solutions

Data and access solutions revenue increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increased logical port revenue in the Options and North American Equities segments, increased physical port revenue in the North American Equities and Options segments, and increased access fees attributable to Cboe Asia Pacific, which was acquired in the third quarter of 2021. Proprietary market data fees increased primarily due to proprietary market data attributable to Cboe Asia Pacific.

Derivatives Markets

Derivatives markets revenue increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to an increase in transaction and clearing fees driven by a 46% and 36% increase in index options ADV, respectively.

Cost of Revenues

The following tables reconcile the cost of revenues captions presented on the condensed consolidated statements of income to the updated net revenue captions discussed in Note 1 (“Organization and Basis of Presentation”) for the three and six months ended June 30, 2022 and 2021, respectively (in millions):

	Three Months Ended June 30,
	2022
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$270.0	$—	$159.0	$429.0
Routing and clearing fees	15.0	—	5.9	20.9
Section 31 fees	68.2	—	11.4	79.6
Royalty fees and other cost of revenues	4.1	2.3	25.8	32.2
Total cost of revenues	$357.3	$2.3	$202.1	$561.7

	Three Months Ended June 30,
	2021
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$233.8	$—	$144.1	$377.9
Routing and clearing fees	14.9	—	5.0	19.9
Section 31 fees	25.9	—	2.9	28.8
Royalty fees and other cost of revenues	3.3	2.0	18.3	23.6
Total cost of revenues	$277.9	$2.0	$170.3	$450.2

	Six Months Ended June 30,
	2022
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$569.6	$—	$326.9	$896.5
Routing and clearing fees	30.6	—	12.6	43.2
Section 31 fees	100.0	—	15.3	115.3
Royalty fees and other cost of revenues	8.7	4.7	49.7	63.1
Total cost of revenues	$708.9	$4.7	$404.5	$1,118.1

	Six Months Ended June 30,
	2021
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$569.6	$—	$310.1	$879.7
Routing and clearing fees	36.5	—	10.5	47.0
Section 31 fees	107.9	—	12.8	120.7
Royalty fees and other cost of revenues	7.5	4.0	36.6	48.1
Total cost of revenues	$721.5	$4.0	$370.0	$1,095.5

Cost of revenues increased for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to increased cash and spot markets and derivatives markets costs of revenues driven by volumes traded on U.S. Equities and Options exchanges, coupled with an increase in Section 31 fees. Cost of revenues increased for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to increased derivatives markets cost of revenues driven by increased volumes traded on the Options exchanges, partially offset by a decrease in cost of revenues within cash and spot markets driven by a decrease in volumes traded on U.S. Equities exchanges.

The following summarizes changes in the disaggregated cost of revenues for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Liquidity payments	$429.0	$377.9	$51.1	14%	$896.5	$879.7	$16.8	2%
Routing and clearing	20.9	19.9	1.0	5%	43.2	47.0	(3.8)	(8)%
Section 31 fees	79.6	28.8	50.8	176%	115.3	120.7	(5.4)	(4)%
Royalty fees and other cost of revenues	32.2	23.6	8.6	36%	63.1	48.1	15.0	31%
Total cost of revenues	$561.7	$450.2	$111.5	25%	$1,118.1	$1,095.5	$22.6	2%

Liquidity Payments

Liquidity payments increased for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in volumes traded on the U.S. Equities and Options exchanges. Liquidity payments increased for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in volumes traded on the Options and European Equities exchanges, partially offset by a decrease in volumes traded on the U.S Equities exchanges.

Routing and Clearing

Routing and clearing fees increased for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in routed trades on the Options exchanges, partially offset by a decrease in routed trades in the Europe and Asia Pacific segment. Routing and clearing decreased for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to a decrease in volumes traded on the U.S. Equities exchanges, partially offset by an increase in routed trades on the Options exchanges.

Section 31 Fees

Section 31 fees increased for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to a 177% increase in the Section 31 fee rate, from an average rate of $5.10 per million dollars of covered sales for the three months ended June 30, 2021 to an average rate of $14.10 per million dollars of covered sales for the three months ended June 30, 2022. Section 31 fees decreased for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to an 8% decline in the Section 31 fee rate, from an average rate of $10.50 per million dollars of covered sales for the six months ended June 30, 2021 to an average rate of $9.60 per million dollars of covered sales for the six months ended June 30, 2022.

Royalty Fees and Other Cost of Revenues

Royalty fees and other cost of revenues increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to an increase in trading volume in licensed products, coupled with an increase in operating interest expense attributable to EuroCCP, and other cost of revenue attributable to Cboe Asia Pacific.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased $73.5 million, or 21%, and $126.1 million, or 18%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to an increase in derivatives markets revenue attributable to an increase in volumes traded on the Options exchanges, as well as an increase in access and capacity fees in the Options and North American Equities segments.

The following summarizes the components of revenues less cost of revenues for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Cash and spot markets	$101.2	$94.8	$6.4	7%	$211.5	$200.1	$11.4	6%
Data and access solutions	121.6	101.0	20.6	20%	238.1	199.6	38.5	19%
Derivatives markets	201.3	154.8	46.5	30%	392.6	316.4	76.2	24%
Total revenues less cost of revenues	$424.1	$350.6	$73.5	21%	$842.2	$716.1	$126.1	18%

Cash and Spot Markets

Cash and spot markets revenues less cost of revenues increased for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in transaction and clearing fees on European Equities exchanges, U.S. Equities exchanges, and within the Global FX segment, partially offset by a decrease in industry market data fees. Transaction and clearing fees increased primarily due to a 49% increase in European Equities matched ADNV, a 13% increase in total touched shares on U.S. Equities exchanges, and a 22% increase in Global FX ADNV. Industry market data fees decreased primarily due to a decrease in U.S. tape plan revenue driven by a 1% decline in market share on the U.S. Equities exchanges.

Cash and spot markets revenues less cost of revenues increased for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in transaction and clearing fees on European Equities exchanges and within the Global FX segment, partially offset by a decrease in industry market data fees. Transaction and clearing fees increased primarily due to a 60% increase in European Equities matched ADNV and an 17% increase in Global FX ADNV, partially offset by a 5% decline in total touched shares on U.S. Equities exchanges. Industry market data fees decreased primarily due to a decrease in U.S. tape plan revenue driven by a 1% decline in market share on the U.S. Equities exchanges.

Data and Access Solutions

Data and access solutions revenues less cost of revenues increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increases in logical port revenue in the Options and North American Equities segments, increases in physical port revenue in the North American Equities and Options segments, and increased access and capacity fees attributable to Cboe Asia Pacific. Proprietary market data fees increased primarily due to proprietary market data attributable to Cboe Asia Pacific.

Derivatives Markets

Derivatives markets revenues less cost of revenues increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 due to an increase in transaction and clearing fees primarily due to a 46% and 36% increase in index options ADV, respectively, partially offset by an increase in royalty fees in the Options segment.

Operating Expenses

Total operating expenses for the three and six months ended June 30, 2022 compared to the same periods in 2021 increased $500.9 million, or 312%, and $518.4 million, or 161%, respectively, primarily due to goodwill impairment recorded in 2022.

The following summarizes changes in operating expenses for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Compensation and benefits	$86.2	$67.7	$18.5	27%	$167.4	$140.0	$27.4	20%
Depreciation and amortization	40.2	40.6	(0.4)	(1)%	81.1	82.6	(1.5)	(2)%
Technology support services	18.1	16.2	1.9	12%	37.3	33.4	3.9	12%
Professional fees and outside services	24.1	22.4	1.7	8%	43.8	38.0	5.8	15%
Travel and promotional expenses	5.5	1.9	3.6	189%	8.4	3.5	4.9	140%
Facilities costs	6.6	5.4	1.2	22%	13.1	10.7	2.4	22%
Acquisition-related costs	14.3	1.8	12.5	694%	16.3	5.2	11.1	213%
Goodwill impairment	460.1	—	460.1	*	460.1	—	460.1	*
Other expenses	6.4	4.6	1.8	39%	12.4	8.1	4.3	53%
Total operating expenses	$661.5	$160.6	$500.9	312%	$839.9	$321.5	$518.4	161%

*	Not meaningful

Compensation and Benefits

Compensation and benefits increased for the three and six months ended June 30, 2022 compared to the same period in 2021. For the three months ended June 30, 2022, the increase was primarily due to a $17.7 million increase in salaries, wages, and bonuses, driven by an $11.0 million increase from the combination of strong Company performance year to date, merit and cost-of-living increases, and increased headcount excluding acquisitions, coupled with a $6.7 million increase related to the acquisitions of Cboe Asia Pacific, ErisX, which was acquired in May 2022, and NEO, which was acquired in June 2022. For the six months ended June 30, 2022, the increase was primarily due to a $27.5 million increase in salaries, wages, and bonuses, driven by an $18.3 million increase from the combination of strong Company performance year to date, merit and cost-of-living increases, and increased headcount excluding acquisitions, coupled with a $9.2 million increase related to the acquisitions of Cboe Asia Pacific, ErisX, and NEO, partially offset by a $1.1 million decrease in equity compensation related to the reversal of 2019 PSUs which did not meet performance conditions required for vesting and forfeited awards during the six months ended June 30, 2022.

Depreciation and Amortization

Depreciation and amortization decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to a decrease in amortization under the discounted cash flow method for the intangibles acquired in the Bats acquisition, partially offset by an increase in depreciation expense related to Cboe Asia Pacific, ErisX, and NEO, as well as an increase in depreciation expense related to the former headquarters location, which was not subject to depreciation during four of the six months ended June 30, 2021 as it was classified as held for sale from May 1, 2019 until May 1, 2021.

Technology Support Services

Technology support services increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to increases in software maintenance support service fees, software licenses and subscriptions, and market data support service fees, partially offset by a decrease in purchased hardware and equipment and purchased software.

Professional Fees and Outside Services

Professional fees and outside services increased for the three and six months ended June 30, 2022 compared to the same periods in 2021. For the three months ended June 30, 2022, the increase was primarily due to increases in regulatory costs due to an increase in CAT expense, as well as increases in contract services, recruiting fees, tax services and audit fees, partially offset by a decrease in legal fees. For the six months ended June 30, 2022, the increase was primarily due to increases in contract services, recruiting fees, legal fees, and regulatory costs due to an increase in CAT expense.

Travel and Promotional Expenses

Travel and promotional expenses increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to increases in marketing and travel expenses.

Facilities Costs

Facilities costs increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to an increase in rent expense related to the Amsterdam lease that commenced in October 2021, along with additional office locations following acquisitions in 2021 and 2022.

Acquisition-Related Costs

Acquisition-related costs increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to an increase in general and administrative costs and professional fees associated with the acquisitions of ErisX and NEO.

Goodwill Impairment

Goodwill impairment increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 due to the impairment recognized for the Digital reporting unit.

Other Expenses

Other expenses increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to increased taxes, licenses, and permits, charitable contributions, record storage costs, and office expenses.

Operating (Loss) Income

As a result of the items above, operating loss for the three months ended June 30, 2022 was $237.4 million, compared to operating income of $190.0 million for the three months ended June 30, 2021, a decrease of $427.4 million.

As a result of the items above, operating income for the six months ended June 30, 2022 was $2.3 million, compared to $394.6 million for the six months ended June 30, 2021, a decrease of $392.3 million.

Interest Expense, Net

Net interest expense increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to additional interest expense incurred in connection with the 3.000% Senior Notes issued at the end of the first quarter of 2022, as well as additional interest expense incurred in connection with the additional borrowings on the Term Loan in the second quarter of 2022, partially offset by a decrease in interest expense related to the EuroCCP Credit Facility, which was amended and restated in July 2021, and interest income related to Cboe Asia Pacific.

Other (Loss) Income, Net

Net other income decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to a $10.6 million impairment of the Company’s investment in American Financial Exchange, LLC, partially offset by a $7.5 million gain on the Company’s previous minority ownership of ErisX, which increased in fair value as a result of the Company’s acquisition of ErisX, coupled with $1.3 million associated with the SBA’s PPP loan forgiveness, which was applied against the term loan held by ErisX. All transactions were recorded in the second quarter of 2022. See Note 10 (“Debt”) for additional information regarding the PPP loan forgiveness.

(Loss) Income Before Income Tax Provision

As a result of the above, loss before income tax provision for the three months ended June 30, 2022 was $256.8 million, compared to income before income tax provision of $179.2 million for the same period in 2021, a decrease of $436.0 million.

As a result of the above, loss before income tax provision for the six months ended June 30, 2022 was $31.9 million compared to income before income tax provision of $372.1 million for the same period in 2021, a decrease of $404.0 million.

Income Tax Provision

The effective tax rate from continuing operations was 28.2% and 41.1% for the three months ended June 30, 2022 and 2021, respectively, and (134.8)% and 34.8% for the six months ended June 30, 2022 and 2021, respectively. The lower effective tax rate for the three months ended June 30, 2022 compared to the same period in 2021 is primarily due to the remeasurement of UK deferred tax liabilities following the UK tax rate increase from 19% to 25% enacted during the second quarter of 2021 and effective April 1, 2023. The negative effective tax rate for the six months ended June 30, 2022 compared to the same period in 2021 is primarily due to the loss before income tax provision caused by the $460.1 million goodwill impairment recorded in the second quarter of 2022 and the additional tax reserves of $48.5 million related to Section 199 litigation recorded in the first quarter of 2022.

The following table summarizes the non-GAAP calculation of the effective tax rate for the three and six months ended June 30, 2022:

	Three months ended,	Six months ended,
	June 30, 2022	June 30, 2022
GAAP effective tax rate	28.2%	(134.8)%
Tax effect of goodwill impairment	1.8%	175.9%
Tax effect of Section 199 related matters	—%	(11.3)%
Effective tax rate excluding goodwill impairment and Section 199 matters	30.0%	29.8%

Net (Loss) Income

As a result of the items above, net loss for the three months ended June 30, 2022 was $184.5 million, compared to net income of $105.5 million for the three months ended June 30, 2021, a decrease of $290.0 million.

As a result of the items above, net loss for the six months ended June 30, 2022 was $74.9 million, compared to net income of $242.7 million for the six months ended June 30, 2021, a decrease of $317.6 million.

Segment Operating Results

We report results from our six segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital. Segment performance is primarily based on operating income (loss). We have aggregated all corporate costs, as well as other business ventures, within Corporate Items and Eliminations as those activities should not be used to evaluate a segment’s operating performance. All operating expenses that relate to activities of a specific segment have been allocated to that segment.

The following summarizes our total revenues by segment (in millions, except percentages):

Total revenues by segment
$2,500.0
$2,000.0
$1,500.0
$1,000.0
$500.0
$-
(in millions)
$1,960.2
$34.1 2%
$146.0 7%
$856.5
44%
$62.8 3%
$860.8
44%
$1,811.3
$28.6 2%
$110.9 6%
$879.5
49%
$59.9 3%
$732.4
40%
YTD 2022
YTD 2021
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

Note, the chart excludes Digital revenues of $0.1 million for the six months ended June 30, 2022 and Corporate revenues of $0.3 million for the six months ended June 30, 2021.

				Percentage					Percentage of
				of Total					Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2022	2021	Change	2022	2021	2022	2021	Change	2022	2021
Options	$438.2	$350.0	25%	44%	44%	$860.8	$732.4	18%	44%	40%
North American Equities	432.8	353.5	22%	44%	44%	856.5	879.5	(3)%	44%	49%
Europe and Asia Pacific	67.4	55.1	22%	7%	7%	146.0	110.9	32%	7%	6%
Futures	30.5	28.3	8%	3%	3%	62.8	59.9	5%	3%	3%
Global FX	16.8	13.9	21%	2%	2%	34.1	28.6	19%	2%	2%
Digital	0.1	—	*	—%	—%	0.1	—	*	—%	—%
Corporate	—	—	—%	—%	—%	—	0.3	(100)%	—%	—%
Total revenues	$985.8	$800.8	23%	100%	100%	$1,960.3	$1,811.6	8%	100%	100%

*	Not meaningful

The following summarizes our revenues less cost of revenues by segment (in millions, except percentages):

Total revenues less cost of revenues by segment
(in millions)
$1,000.0
$900.0
$800.0
$700.0
$600.0
$500.0
$400.0
$300.0
$200.0
$100.0
$-
$842.2
$33.7 4%
$107.4 13%
$185.8 22%
$60.8 7%
$454.5 54%
$715.8
$28.5 4%
$83.7 12%
$185.3 26%
$58.0 8%
$360.3 50%
YTD 2022
YTD 2021
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

Note, the chart excludes Corporate revenues less cost of revenues of $0.3 million for the six months ended June 30, 2021.

				Percentage of					Percentage of
				Total Revenues					Total Revenues
				Less Cost of Revenues					Less Cost of Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2022	2021	Change	2022	2021	2022	2021	Change	2022	2021
Options	$235.3	$178.6	32%	55%	51%	$454.5	$360.3	26%	54%	50%
North American Equities	92.7	89.2	4%	22%	25%	185.8	185.3	0%	22%	26%
Europe and Asia Pacific	49.9	41.6	20%	12%	12%	107.4	83.7	28%	13%	12%
Futures	29.6	27.4	8%	7%	8%	60.8	58.0	5%	7%	8%
Global FX	16.6	13.8	20%	4%	4%	33.7	28.5	18%	4%	4%
Digital	—	—	*	—%	—%	—	—	*	—%	—%
Corporate	—	—	—%	—%	—%	—	0.3	(100)%	—%	—%
Total revenues less cost of revenues	$424.1	$350.6	21%	100%	100%	$842.2	$716.1	18%	100%	100%
*	Not meaningful

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2022	2021	Change	2022	2021	2022	2021	Change	2022	2021
Revenues less cost of revenues	$235.3	$178.6	32%	54%	51%	$454.5	$360.3	26%	53%	49%
Operating expenses	57.2	53.4	7%	13%	15%	113.7	106.4	7%	13%	15%
Operating income	$178.1	$125.2	42%	41%	36%	$340.8	$253.9	34%	40%	35%
EBITDA (1)	$184.6	$132.1	40%	42%	38%	$354.3	$267.4	32%	41%	37%
EBITDA margin (2)	78.5%	74.0%	*	*	*	78.0%	74.2%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $56.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to a 46% increase in index options ADV and a 7% increase in index options net capture. For the three months ended June 30, 2022, operating income for the Options segment increased $52.9 million compared to the three months ended June 30, 2021 primarily due to an increase in revenues less cost of revenues. Operating expenses increased $3.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to an increase in compensation and benefits.

Revenues less cost of revenues increased $94.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a 36% increase in index options ADV and a 7% increase in index options net capture. For the six months ended June 30, 2022, operating income for the Options segment increased $86.9 million compared to the six months ended June 30, 2021 primarily due to an increase in revenue less cost of revenues. Operating expenses increased $7.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to increases in compensation and benefits, travel and promotional expenses, and professional fees and outside services, partially offset by a decrease in depreciation and amortization.

North American Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our North American Equities segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2022	2021	Change	2022	2021	2022	2021	Change	2022	2021
Revenues less cost of revenues	$92.7	$89.2	4%	21%	25%	$185.8	$185.3	0%	22%	21%
Operating expenses	60.1	51.8	16%	14%	15%	114.6	102.8	11%	13%	12%
Operating income	$32.6	$37.4	(13)%	8%	11%	$71.2	$82.5	(14)%	8%	9%
EBITDA (1)	$50.2	$55.9	(10)%	12%	16%	$106.8	$120.4	(11)%	12%	14%
EBITDA margin (2)	54.2%	62.7%	*	*	*	57.5%	65.0%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $3.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to an increase in transaction and clearing fees as a result of a 13% increase in total touched shares on U.S. Equities exchanges and an increase in transaction and clearing fees attributable to NEO, coupled with an increase in access and capacity fees, partially offset by a decrease in market data fees as a result of a decrease in U.S tape plan revenue due to a 1% decline in market share on the U.S. Equities exchanges. For the three months ended June 30, 2022, operating income for the North American Equities segment decreased $4.8 million compared to the three months ended June 30, 2021 primarily due to an increase in operating expenses. Operating expenses increased $8.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to increases in compensation and benefits, acquisition-related costs, and other expenses.

Revenues less cost of revenues increased $0.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in access and capacity fees driven by an increase in subscribers, coupled with an increase in transaction and clearing fees attributable to NEO, partially offset by a decline in market data fees as a result of a decrease in U.S tape plan revenue due to a 5% decrease in matched ADV on U.S. Equities exchanges. For the six months ended June 30, 2022, operating income for the North American Equities segment decreased $11.3 million compared to the six months ended June 30, 2021 primarily due to an increase in operating expenses. Operating expenses increased $11.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to increases in compensation and benefits, professional fees and outside services, acquisition-related costs, and other expenses, partially offset by a decrease in depreciation and amortization.

Europe and Asia Pacific

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Europe and Asia Pacific segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2022	2021	Change	2022	2021	2022	2021	Change	2022	2021
Revenues less cost of revenues	$49.9	$41.6	20%	74%	75%	$107.4	$83.7	28%	74%	75%
Operating expenses	39.2	28.3	39%	58%	51%	75.8	55.9	36%	52%	50%
Operating income	$10.7	$13.3	(20)%	16%	24%	$31.6	$27.8	14%	22%	25%
EBITDA (1)	$19.4	$21.9	(11)%	29%	40%	$49.8	$44.5	12%	34%	40%
EBITDA margin (2)	38.9%	52.6%	*	*	*	46.4%	53.2%	*	*	*

*Not meaningful

(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $8.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to additional revenue attributable to Cboe Asia Pacific. For the three months ended June 30, 2022, operating income for the Europe and Asia Pacific segment decreased $2.6 million compared to the three months ended June 30, 2021 primarily due to an increase in operating expenses, partially offset by an increase in revenues less cost of revenues. Operating expenses increased $10.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to increases in compensation and benefits, acquisition-related costs, and facilities costs attributable to Cboe Asia Pacific. Operating income was also adversely impacted for the three months ended June 30, 2022 compared to the prior period by changes in foreign currency rates, most notably Euros and Australian Dollars.

Revenues less cost of revenues increased $23.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to additional revenue attributable to Cboe Asia Pacific, coupled with an increase in transaction and clearing fees as a result of a 60% increase in European Equities matched ADNV, driven by a 22% increase in European Equities market ADNV. For the six months ended June 30, 2022, operating income for the Europe and Asia Pacific segment increased $3.8 million compared to the six months ended June 30, 2021 primarily due to higher revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $19.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to increases in compensation and benefits, depreciation and amortization, acquisition-related costs, technology support services, and facilities costs attributable to Cboe Asia Pacific.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2022	2021	Change	2022	2021	2022	2021	Change	2022	2021
Revenues less cost of revenues	$29.6	$27.4	8%	97%	97%	$60.8	$58.0	5%	97%	97%
Operating expenses	14.3	12.1	18%	47%	43%	28.5	25.2	13%	45%	42%
Operating income	$15.3	$15.3	(0)%	50%	54%	$32.3	$32.8	(2)%	51%	55%
EBITDA (1)	$16.0	$16.0	—%	52%	57%	$33.7	$34.1	(1)%	54%	57%
EBITDA margin (2)	54.1%	58.4%	*	*	*	55.4%	58.8%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $2.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to an increase in physical port fees, coupled with an increase in transaction and clearing fees as a result of a 3% increase in ADV and a 2% increase in net capture. Operating income was flat for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Operating expenses increased $2.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to increases in compensation and benefits and travel and promotional expenses.

Revenues less cost of revenues increased $2.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in physical port fees, coupled with an increase in transaction and clearing fees as a result of a 1% increase in ADV and a 1% increase in net capture. For the six months ended June 30, 2022, operating income for the Futures segment decreased $0.5 million compared to the six months ended June 30, 2021 primarily due to higher operating expenses, partially offset by higher revenues less cost of revenues. Operating expenses increased $3.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to increases in compensation and benefits and travel and promotional expenses.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2022	2021	Change	2022	2021	2022	2021	Change	2022	2021
Revenues less cost of revenues	$16.6	$13.8	20%	99%	99%	$33.7	$28.5	18%	99%	100%
Operating expenses	13.9	13.4	4%	83%	96%	28.6	26.9	6%	84%	94%
Operating income	$2.7	$0.4	575%	16%	3%	$5.1	$1.6	219%	15%	6%
EBITDA (1)	$8.1	$6.2	31%	48%	45%	$16.3	$13.8	18%	48%	48%
EBITDA margin (2)	48.8%	44.9%	*	*	*	48.4%	48.4%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $2.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to a 22% increase in ADNV. For the three months ended June 30, 2022, operating income for the Global FX segment increased $2.3 million compared to the three months ended June 30, 2021 primarily due to an increase in revenues less cost of revenues. Operating expenses increased $0.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to increases in compensation and benefits and professional fees and outside services, partially offset by a decrease in depreciation and amortization.

Revenues less cost of revenues increased $5.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an 17% increase in ADNV. For the six months ended June 30, 2022, operating income for the Global FX segment increased $3.5 million compared to the six months ended June 30, 2021 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $1.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to increases in compensation and benefits and professional fees and outside services, partially offset by a decrease in depreciation and amortization.

Digital

The following summarizes revenues less cost of revenues, operating expenses, operating loss, EBITDA, and EBITDA margin for our Digital segment (in millions, except percentages):

		Percentage		Percentage
		of Total		of Total
		Revenues		Revenues
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2022	2022	2022
Revenues less cost of revenues	$—	—%	$—	—%
Operating expenses	473.6	—%	473.6	—%
Operating loss	$(473.6)	—%	$(473.6)	—%
EBITDA (1)	$(471.1)	—%	$(471.1)	—%
EBITDA margin (2)	—%	*	—%	*
*	Not meaningful

(1) See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.

(2) EBITDA margin represents EBITDA divided by revenues less cost of revenues.

The three months ended June 30, 2022 marks the first quarter post-acquisition of ErisX and subsequent establishment of the Digital segment. For the three and six months ended June 30, 2022, the Digital segment had an operating loss of $471.1 million, due to operating expenses, which primarily consist of $460.1 million impairment of goodwill, exceeding revenues less costs of revenues.

Liquidity and Capital Resources

Below are charts that reflect elements of our capital allocation:

We expect our cash on hand at June 30, 2022 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility and Term Loan Agreement will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, any dividends, potential strategic acquisitions, opportunities for common stock repurchases under the previously announced program, and payouts related to the unfavorable decision in the Section 199 litigation. We may also utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 10 (“Debt”) of the condensed consolidated financial statements for further information.

EuroCCP also has a €1.25 billion committed syndicated multicurrency revolving and swingline credit facility agreement with EuroCCP as borrower and the Company as guarantor of scheduled interest and fees on borrowings (but not the principal amount of any borrowings) (the “Facility”). The Facility is available to be drawn by EuroCCP towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through EuroCCP’s clearing system and (b) financing any other liability or liquidity requirement of EuroCCP incurred in the operation of its clearing system. Borrowings under the Facility are secured by cash, eligible bonds and eligible equity assets deposited by EuroCCP into secured accounts. As a result, should the Facility be drawn by EuroCCP it could potentially impact EuroCCP’s liquidity, and we can give no assurance that this Facility will be sufficient to meet all of such obligations or sufficiently mitigate EuroCCP’s liquidity risk to meet its payment obligations when due. Additionally, a default of the Facility may allow lenders, under certain circumstances, to accelerate any related drawn amounts and may result in the acceleration of the Company’s other outstanding debt to which a cross-acceleration or cross-default provision applies, which may limit the Company’s liquidity, business and financing activities. The Facility was amended on June 30, 2022, which extended the term of the facility through June 29, 2023. Please refer to Footnote 10 (“Debt”) for further information on the amendment.

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

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of June 30, 2022 increased $31.4 million from December 31, 2021 primarily due to the additional borrowings on the Term Loan Agreement, issuance of the 3.000% Senior Notes, cash used for acquisitions, and results of operations. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $193.8 million as of June 30, 2022. The remaining balance was held in the United States and totaled $179.5 million as of June 30, 2022. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include deferred compensation plan assets, as well as investments with original or acquired maturities longer than three months, but that mature in less than one year from the balance sheet date and are recorded at fair value. As of June 30, 2022 and December 31, 2021, financial investments consisted of U.S. Treasury securities and deferred compensation plan assets.

Cash Flow

The following table summarizes our cash flow data for the three months ended June 30, 2022 and 2021, respectively (in millions):

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by operating activities	$625.4	$721.8
Net cash used in investing activities	(772.9)	(45.8)
Net cash provided by (used in) financing activities	435.8	(94.1)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(15.8)	(0.3)
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$272.5	$581.6

	As of June 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$373.3	$450.9
Restricted cash and cash equivalents (included in margin deposits and clearing funds)	963.5	1,188.2
Restricted cash and cash equivalents (included in other current assets)	4.2	—
Customer bank deposits (included in margin deposits and clearing funds)	23.7	—
Total	$1,364.7	$1,639.1

Net Cash Flows Provided by Operating Activities

During the six months ended June 30, 2022, net cash provided by operating activities was $700.3 million higher than net loss. The variance is primarily attributable to the adjustment for goodwill impairment of $460.1 million, change in restricted cash and cash equivalents, driven by margin deposits and clearing funds related to EuroCCP of $217.6 million, the adjustment for depreciation of $81.1 million, change in Section 31 fees payable of $75.5 million, and change in unrecognized tax benefits of $66.5 million, partially offset by the change in the (benefit) provision for deferred income taxes of $142.3 million and the change in accounts receivable of $70.0 million for the six months ended June 30, 2022.

Net cash flows provided by operating activities were $625.4 million and $721.8 million for the six months ended June 30, 2022 and 2021, respectively. The change in net cash flows provided by operating activities was primarily due to the change in net loss, change in restricted cash and cash equivalents, driven by margin deposits and clearing funds related to EuroCCP, and the change in the provision for deferred income taxes, partially offset by the goodwill impairment and change in Section 31 fees payable for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities were $772.9 million and $45.8 million for the six months June 30, 2022 and 2021, respectively. The variance is primarily due to the change in acquisitions, net of cash acquired and proceeds from maturities available-for-sale financial investments, partially offset by the change in purchases of available-for-sale financial investments for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash flows provided by (used in) financing activities were $435.8 million and ($94.1) million for the six months ended June 30, 2022 and 2021, respectively. The variance is primarily attributable to proceeds from the long-term debt issuance of $663.6 million, partially offset by the change in payments of contingent consideration related to acquisitions for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Financial Assets

The following summarizes our financial assets, excluding margin deposits and clearing funds, as of June 30, 2022 and December 31, 2021 (in millions):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$373.3	$341.9
Financial investments	68.5	37.1
Less deferred compensation plan assets	(25.5)	(28.0)
Less cash collected for Section 31 fees	(67.2)	(25.9)
Adjusted cash (1)	$349.1	$325.1
(1)	Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments, minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of June 30, 2022 and December 31, 2021 (in millions):

	June 30,	December 31,
	2022	2021
Term Loan Agreement	$525.0	$160.0
3.650% Senior Notes	650.0	650.0
1.625% Senior Notes	500.0	500.0
3.000% Senior Notes	300.0	—
Less unamortized discount and debt issuance costs	(15.8)	(10.7)
Total debt	$1,959.2	$1,299.3

As of June 30, 2022 and December 31, 2021, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of June 30, 2022, we had an additional $400.0 million available through our revolving credit facility, with the ability to borrow another $200.0 million by increasing the commitments under the facility, and, as of June 30, 2022, through September 30, 2022 we have an additional $400.0 million available through our term loan agreement. Together with adjusted cash, we had $1.3 billion available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of June 30, 2022.

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

Under the program, for the three months ended June 30, 2022, the Company repurchased 147,139 shares of common stock at an average cost per share of $106.12, totaling $15.6 million. Since inception of the program through June 30, 2022, the Company has repurchased 18,816,256 shares of common stock at an average cost per share of $69.98, totaling $1.3 billion.

As of June 30, 2022, the Company had $233.3 million of availability remaining under its existing share repurchase authorizations.

Commercial Commitments and Contractual Obligations

As of June 30, 2022, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations, software development activities and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 10 (“Debt”) for a discussion of the outstanding debt, Note 12 (“Clearing Operations”) for information on EuroCCP and ErisX’s clearinghouse exposure guarantees, and Note 22 (“Leases”) for discussion on operating leases and equipment leases.

Guarantees

We use Wedbush and Morgan Stanley to clear our routed equities transactions for our U.S. Equities exchanges. Wedbush and Morgan Stanley guarantee the trade until one day after the trade date, after which time the National Securities Clearing Corporation (“NSCC”) provides a guarantee. The BIDS Trading ATS platform delivers matched trades to BofA Securities, Inc. (“BOA”), which delivers the matched trades to the NSCC. BOA guarantees the trade until one day after the trade date, after which time the NSCC provides a guarantee. In the case of failure to perform on the part of Wedbush or Morgan Stanley on routed transactions for our U.S. Equities exchanges, we provide the guarantee to the counterparty to the trader. In the case of failure to perform on the part of BOA on transactions for the BIDS Trading ATS platform, BIDS has obligations to the counterparties to satisfy the trades. OCC acts as a central counterparty on all transactions in listed equity options in our Options segment, and as such, guarantees clearance and settlement of all of our options transactions. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the consolidated financial statements for these guarantees. Similarly, with respect to trades in U.S. listed equity options and futures occurring on Cboe Options, C2, BZX, EDGX, and CFE, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on these exchanges and, as such, guarantees clearance and settlement of all of those matched options and futures trades. With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on MATCHNow and NEO and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we deliver matched trades of our customers to the Japanese Securities Clearing Corporation, which acts as a central counterparty on all transactions occurring on Cboe Japan and, as such, guarantees clearance and settlement on all of our matched trades in Japan.

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

In the six months ended June 30, 2022, there were no significant changes to our critical accounting estimates from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K, with the exception of Goodwill and Other Intangible Assets, as described below.

Goodwill and Other Intangible Assets

Description

Our acquisitions of Bats, Silexx Financial Systems, LLC (“Silexx”), Livevol, Inc. (“LiveVol”), Hanweck, FT Options, Trade Alert, MATCHNow, BIDS Holdings, Chi-X, ErisX, and NEO resulted in the recording of goodwill and other intangible assets, while our acquisition of EuroCCP, resulted in a bargain purchase gain and other intangible assets. In accordance with ASC 350—Intangibles—Goodwill and Other, we test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances signal indicators of impairment are present.

Judgments and Uncertainties

The estimated fair values of our reporting units are based on the market approach and the income approach (using discounted estimated future cash flows). The estimated fair values of indefinite-lived intangibles used the income approach. The estimated fair value of these intangibles are expected to be updated, with the exception of indefinite-lived intangibles recorded as a result of the ErisX and Cboe APAC acquisitions, which are valued using the cost approach, and indefinite-lived intangibles recorded as a result of the NEO acquisition which are valued using the benchmark approach. The discounted estimated future cash flow analysis requires judgments about the discount rate, forecasted revenue growth rate, and operating expenses, that are inherent in these fair value estimates over the estimated remaining operating period. Additionally, the analysis contains uncertainty surrounding future events. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and indefinite-lived intangible assets.

Effect if Actual Results Differ from Assumptions

If updated estimates indicate that the fair value of goodwill or any indefinite-lived intangibles is less than the carrying value of the asset, an impairment charge is expected to be recorded in the condensed consolidated statements of income in the period of the change in estimate, which could result in a material change to the condensed consolidated financial statements. However, due to the results of our impairment analyses in 2021, in which all reporting units estimated fair value exceeded their carrying value, we do not consider our goodwill and indefinite-lived intangibles to have a significant risk of impairment, except as noted below.

Following the acquisition of ErisX, which closed on May 2, 2022, negative events and trends in the broader digital asset environment emerged, such as deleveraging and bankruptcies, and certain negative trends in the broader digital asset environment which emerged in late 2021 intensified, such as the decline in digital asset prices, overall market activity, and market capitalization. Additionally, following the acquisition of ErisX, the efforts to syndicate minority ownership interests in Cboe Digital to potential investors became more challenging and the outlook for the Digital segment’s future market growth has been negatively impacted. However, ownership of ErisX allows the Company to enter the digital asset spot and derivatives marketplaces through a digital-first platform developed with industry partners to focus on robust regulatory compliance, data and transparency. The Company considered these developments, in particular the recent syndication efforts, to be potential indications of impairment and performed an interim impairment test for the goodwill recognized in the Digital reporting unit. The Company concluded that the carrying value of the reporting unit exceeded its estimated fair value, which considered both market and income approaches, and recorded a goodwill impairment charge of $460.1 million in the condensed consolidated statements of income for the three and six months ended June 30, 2022, and also recognized a deferred tax asset of $116.2 million. This deferred tax asset, resulting from the excess of tax deductible goodwill over book goodwill, relates to future tax deductions the Company expects to realize to reduce potential tax payments on future income. As a result, the carrying value of ErisX decreased by $343.9 million, to $220.0 million as of June 30, 2022. The Company also performed testing over the intangible assets recognized as a result of the ErisX acquisition, and based on the results of the assessments, determined there was no impairment required as the fair value approximated the carrying value. No other long lived assets were recognized as a result of the acquisition and subject to further assessment.

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

For the three and six months ended June 30, 2022, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	British		Australian	British		Australian
	Pounds (1)	Euros (1)	Dollars (1)	Pound (1)	Euro (1)	Dollars (1)
Foreign denominated % of:
Revenues	1.7%	3.0%	0.6%	1.8%	3.3%	0.6%
Cost of revenues	0.4%	2.7%	—%	0.2%	3.0%	0.1%
Operating expenses	4.2%	5.8%	3.3%	4.5%	5.8%	3.1%
Impact of 10% adverse currency fluctuation on:
Revenues	$1.6	$3.0	$0.6	$3.6	$6.6	$1.1
Cost of revenues	0.2	1.5	—	0.2	3.4	0.1
Operating expenses	0.8	1.2	0.7	1.7	2.2	1.2
(1)	An average foreign exchange rate to the U.S. dollar for the period was used. See Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the table summarizing the changes in certain operational and financial metrics for more information.

Equity Risk

Our investment in European, Canadian, and Asia Pacific operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European businesses are denominated in British pounds or Euros. The assets and liabilities of our Canadian businesses are denominated in Canadian dollars. The assets and liabilities of our Asia Pacific businesses are denominated in Hong Kong dollars, Australian dollars, Japanese Yen, or Philippine Pesos. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income, net within stockholders' equity on our condensed consolidated balance sheets.

Our primary exposure to this equity risk as of June 30, 2022 is presented by foreign currency in the following table (in millions):

	British		Canadian
	Pounds (1)	Euros (1)	Dollars (1)
Net equity investment in Cboe Europe Equities and Derivatives, EuroCCP, MATCHNow, and NEO	$586.6	$109.2	$481.3
Impact on consolidated equity of a 10% adverse currency fluctuation	58.7	10.9	48.1
(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds per U.S. dollar, Euros per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of June 30, 2022.

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

We also have credit risk related to amounts billed in arrears to customer on a monthly basis. Our potential exposure to credit losses on these transactions is represented by the receivable balances in our balance sheets. Our customers are generally financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets.

The Company is exposed to further credit risk through our clearing operations. EuroCCP holds material amounts of clearing participant collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as liquidity and market risks. ErisX holds material amounts of clearing participant collateral including cash and digital assets, which are held primarily to provide security of capital while minimizing credit risk as well as custody, valuation and market risks. The following is a summary of the risks associated with these deposits and how these risks are mitigated:

●	Credit Risk - The credit risk is predominantly in the event a clearing participant fails to meet a financial or contractual obligation and related to custodians and settlement banks. EuroCCP attempts to mitigate this risk through minimum participant requirements for clearing participants and monitoring their financial health. To cover potential loss to EuroCCP in the event of a clearing participant default, collateral is required from clearing participants. Besides potential defaults of clearing participants, the main credit risk faced by the clearinghouse is exposure to clearing participants when a trade fails to settle. To help mitigate this risk, a fail fee is charged to discourage late settlements. This fee covers EuroCCP’s costs but also acts as a deterrent as required by Regulation (EU) No 236/2012 on short selling, together with certain aspects of credit default swaps. ErisX attempts to mitigate this risk by performing internal compliance and due diligence procedures as well as implementing internal risk controls. ErisX’s due diligence procedures include review of the personal and corporate information, financial position of the participant, and monitor the Company’s risk exposure thresholds. ErisX also mitigates credit risk of custodians and settlement banks through implementing credit risk related requirements, which are periodically reviewed, and through ongoing monitoring of the financial position of these entities. As of June 30, 2022, ErisX does not expect a material loss concerning credit risk on any member participant, custodian, or settlement bank.
●	Liquidity Risk - Liquidity risk is the risk EuroCCP may not be able to meet its payment obligations in the right currency, in the right place and at the right time. To help mitigate this risk, EuroCCP monitors its liquidity requirements closely and maintains funds and assets in a manner which attempt to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, holding funds with a central bank where possible or making only short-term investments serves to help reduce liquidity risks. Liquidity is mainly required for securities settlement. The payment and settlement obligations generally stem from the function of EuroCCP as a cash equity clearinghouse: shares are bought and sold by clearing participants on a trading platform or OTC, and netted to settle two days later. During the settlement the actual payment for and delivery of the shares take place, this process requires intraday liquidity. If counterparties, which receive shares against payment, are unable to settle, an overnight liquidity need arises. The overnight liquidity is typically very short term, and is usually limited to a few days.
●	Custody Risk – ErisX holds customer’s digital clearing assets custodially through self-custody and it’s accounts with custodians. ErisX’s custody strategy is designed to maximize liquidity and efficient access to assets by making those assets readily available. ErisX monitors its cash and the digital asset balances it maintains with custodians. Digital assets require control of one or more unique public and private keys relating to the local or online digital wallet in which the digital assets are held. The networks require one or more private keys relating to a digital wallet to authorize a spending transaction. If private keys are lost or destroyed, this could prevent the ability to transfer the corresponding digital asset. Security breaches, computer malware, and computer hacking attacks have been a prevalent concern in digital asset markets. ErisX has committed to securely store digital assets it holds on behalf of users. As such, ErisX may be liable to its users for losses arising from theft or loss of user private keys. ErisX has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets within its control, and (iii) it has established security around custodial private keys to minimize the risk of theft or loss.
●	Valuation Risk - ErisX is exposed to risk with respect to digital asset prices and valuations which are largely based on the supply and demand for those digital assets in financial markets. ErisX’s valuation governance framework includes numerous controls and other procedural safeguards that are intended to maximize the quality of fair value measurements. New products and valuation techniques are reviewed and approved by senior management. ErisX’s valuation process for digital assets are fair value estimates that are also validated by the finance control function independently. Independent price verification is performed by finance control through benchmarking fair value estimates with observable market prices or other independent sources. Reasonably designed controls and governance framework are in place and are intended to help ensure quality third-party pricing sources were used.
●	Market Risk - EuroCCP is also exposed to market risk in the event that a clearing participant defaults and the market prices of the securities in its open positions have moved adversely so the clearinghouse can only close out the participant’s obligations at a loss. To help mitigate market risk, EuroCCP collects collateral from clearing participants to cover for the probable loss during normal market conditions, together with contributions to the clearing fund to cover losses if a default occurred during extreme but plausible market conditions. Adverse movements in exchange rates affecting the value of obligations and collateral are factored into the calculation of the amount of collateral to be collected. To help ensure an orderly market, ErisX maintains digital assets to support its clearing operations which may be subject to significant changes in value and therefore exposed to market risk with the fluctuation in market prices. ErisX monitors this risk on a daily, weekly and monthly basis. The business model is such that ErisX earns digital assets and at times may accumulate positions that are subject to market risk. Customer positions do have market risk based on daily activity and settlement prices.

On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations. Any such effects to date have been minimal.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of June 30, 2022 and 2021, our cash and cash equivalents and financial investments were $441.8 million and $569.6 million, respectively, of which $179.5 million and $147.9 million is held outside of the United States in various foreign subsidiaries in 2022 and 2021, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

As of June 30, 2022, we had $1,959.2 million in outstanding debt, of which $1,436.4 million relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. $524.6 million of the outstanding debt relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. The discontinuance of LIBOR and introduction to SOFR also contributes to interest rate risk. The overnight Treasury repurchase market underlying SOFR has experienced and may experience disruptions from time to time, which may result in unexpected fluctuations, including potentially higher rates, in SOFR. The Company continues to monitor the transition from LIBOR to SOFR and the potential impacts on our operating results. A hypothetical 100 basis point increase in interest rates relating to the amounts outstanding under the Term Loan Agreement as of June 30, 2022 would decrease annual pre-tax earnings by $5.2 million, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the EuroCCP Credit Facility, as these facilities bear interest at fluctuating rates. As of June 30, 2022, there were no outstanding borrowings under our Revolving Credit Agreement. However, there were $1.8 million in debt issuance costs related to the amendment of the Revolving Credit Agreement as defined in Note 10 (“Debt”). There were no outstanding borrowings under the EuroCCP Credit Facility. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.

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
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during the second quarter 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 6, 2021, the SEC issued an order approving the CT Plan that was previously filed on August 11, 2020 (as mandated by the Consolidated Data Plan Order) and subject to public comment (“CT Plan Order”). On August 9, 2021, the Company filed another PFR with the D.C. Circuit challenging the CT Plan Order and the prior Consolidated Data Plan Order. On September 13, 2021, the Company filed a motion requesting that the D.C. Circuit stay the CT Plan Order pending resolution of the appeal and also requesting that the D.C. Circuit expedite the appeal. On October 13, 2021, the D.C. Circuit granted the motion to stay the CT Plan order and to expedite the appeal and established a briefing schedule. Briefing concluded in January 2022 and oral argument occurred on March 24, 2022. On July 5, 2022 the D. C. Circuit upheld in part and denied in part the PFR. The D.C. Circuit vacated the CT Plan in its entirety. The Company is evaluating next steps. The case is concluded.

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

On June 15, 2021, the D.C. Circuit entered an order granting the SEC’s MTD respecting the 2/5 PFR. This order does not affect the 4/13 PFR, which was filed after publication of the Final Rule in the FR on April 9, 2021. On July 9, 2021, the D.C. Circuit entered a briefing schedule, which concluded in January 2022. Oral argument occurred on March 18, 2022. On May 24, 2022, the D. C. Circuit issued its decision in favor of the SEC. This case is concluded.

Item 1A.   Risk Factors

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

Further, Congress, regulators and some media have been increasingly scrutinizing electronic trading, payment for order flow and other forms of remuneration, and the structure of equity markets in recent years. The SEC continues to consider various potential market structure changes, which could result in reduced trading volumes, or which could negatively affect our business. To the extent the SEC adopts regulatory changes, our business, financial condition and operating results could be negatively impacted. In addition, high frequency trading has been the subject of private litigation and we are party to one such matter. See Note 21 (“Commitments and Contingencies”) for more information. To the extent the SEC adopts additional regulatory changes related to market data and access and capacity, our business, financial condition and operating results could be negatively impacted.

Under EU and UK regulations, European and UK banks and other European and UK financial institutions become subject to punitive capital charges if they transact options or futures through a third country central counterparty (“CCP”) that is not recognized in the applicable jurisdiction. OCC, our clearinghouse for U.S. options and futures, is recognized as a third country CCP by the EU and is currently operating under the UK’s temporary recognition regime. Although the UK has not issued any equivalency determination with respect to U.S. CCPs, OCC has submitted its application for permanent recognition in the UK. As a prerequisite to ultimately achieving recognition in the UK, it is possible that OCC could be required by the UK to contribute capital to its default waterfall applicable in the event of clearing member default. This capital could be required to be drawn before the default fund contributions of non-defaulting clearing members in the event that a defaulting clearing member’s margin and other contributions were to be exhausted. OCC’s stockholders, including Cboe Options, could effectively be required to fund this capital. If the UK do not recognize OCC as a third country CCP, then UK market participants that clear through OCC would become subject to punitive capital charges. As a result, we could experience the loss of a significant number of UK market participants and a significant reduction in trading activity on our options and futures markets, which could have a material adverse effect on our business, financial condition and operating results.

The implementation of MiFID II and MiFIR in Europe at the beginning of 2018 has encouraged competition among market centers in Europe. MiFID II and MiFIR have introduced a number of new rules, including enhanced internal organizational and compliance monitoring requirements, which apply directly to European trading venues such as our MTF and RM. The impact of MiFID II and MiFIR is significant, and the increased competition among market centers could reduce trading volumes and trading fees, while increasing our costs of operating in Europe. Additionally, European authorities are currently undertaking a review of MiFID as a result of which new rules may come into effect that could have a material impact on our business.

In 2021 the E.C. published proposals for the review of EU market structure, including provisions for a consolidated tape for the EU and changes to the transparency regime for equities. These proposals are expected to be implemented during late 2023 or early 2024. As proposed, these new rules may have a material adverse effect on our business, financial condition and operating results.

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

Risks Related to Our Common Stock and Indebtedness

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

For example, following the acquisition of ErisX, which closed on May 2, 2022, negative events and trends in the broader digital asset environment emerged, such as deleveraging and bankruptcies, and certain negative trends in the broader digital asset environment which emerged in late 2021 intensified, such as the decline in digital asset prices, overall market activity, and market capitalization. Additionally, following the acquisition of ErisX, the efforts to syndicate minority ownership interests in Cboe Digital to potential investors became more challenging and the outlook for the Digital segment’s future market growth has been negatively impacted. However, ownership of ErisX allows the Company to enter the digital asset spot and derivatives marketplaces through a digital-first platform developed with industry partners to focus on robust regulatory compliance, data and transparency. The Company considered these developments, in particular the recent syndication efforts, to be potential indications of impairment and performed an interim impairment test for the goodwill recognized in the Digital reporting unit. The Company concluded that the carrying value of the reporting unit exceeded its estimated fair value, which considered both market and income approaches, and recorded a goodwill impairment charge of $460.1 million in the condensed consolidated statements of income for the three and six months ended June 30, 2022, and also recognized a deferred tax asset of $116.2 million. This deferred tax asset, resulting from the excess of tax deductible goodwill over book goodwill, relates to future tax deductions the Company expects to realize to reduce potential tax payments on future income. As a result, the carrying value of ErisX decreased by $343.9 million, to $220.0 million as of June 30, 2022.

Risks Relating to Our Business Following Consummation of ErisX Acquisition

We may not realize the expected benefits of our acquisition of ErisX and the acquisition introduces additional risks to our business due to its evolving business model.

On May 2, 2022, the Company completed its acquisition of ErisX. ErisX operates a U.S.-based digital asset spot market, a regulated futures exchange and a regulated clearinghouse, which we are in the process of rebranding as Cboe Digital. Leveraging digital asset data from ErisX’s and our existing index calculation capabilities, we intend to develop and distribute digital asset indices for potential use in exchange traded products and other derivative product opportunities. We also plan to develop a robust market data offering based on actionable bid and offer prices from the ErisX spot crypto market, and ultimately intend to develop a benchmark to help ErisX’s industry partners and other market participants evaluate the appropriateness of crypto execution prices and offer digital asset trading to their clients. We are subject to increased financial and reputational risks if there is a failure to develop and launch one or more of anticipated products resulting from this acquisition, or if the development or launch of a new product is unsuccessful. Also, there can be no assurance that we will be able to maintain the necessary regulatory approvals or receive support from market participants, industry partners and users to develop and launch products as planned, that ErisX will continue to operate as anticipated, or that we will realize the expected return on our investment. Furthermore, our investment in ErisX entails numerous risks, including risks relating to our ability to:

●manage the complexity of its business model to stay current with the industry;

●successfully enter categories and markets in which it may have limited or no prior experience;

●successfully develop and integrate products, systems or personnel into its business operations; and

●maintain required licenses and regulatory approvals for its business.

In addition, we expect that certain market participants intend to acquire minority ownership interests in Cboe Digital and to serve as partners in the growth of the business. If these market participants do not acquire minority ownership interests, or they do not serve as partners in the growth of the business, then we may not be able to realize the expected return on our investment. Insufficient participation from market participants in ownership and partnership may adversely affect the ability of ErisX to operate as anticipated or grow, which may have a material adverse effect on our business.

As digital assets technologies evolve, ErisX may add, modify or discontinue certain aspects of its business model relating to the product mix and service offerings. Future additions and modifications to ErisX’s business will increase the complexity of its business and may place significant strain on ErisX’s management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. We cannot offer any assurance that these or any other additions or modifications will be successful or will not result in harm to our business. Additionally, sources of ErisX revenue are dependent on digital assets and the broader blockchain ecosystem. Due to the highly volatile nature of the blockchain ecosystem and the prices of digital assets, ErisX’s operating results have fluctuated, and may continue to fluctuate, significantly from period to period in accordance with market sentiments and movements in the broader blockchain ecosystem.

Additionally, the blockchain ecosystem is highly innovative, rapidly evolving and characterized by intense competition, experimentation and frequent introductions of new products and services, and is subject to uncertain and evolving industry and regulatory requirements. We expect competition to increase in the future as existing and new competitors introduce new products or enhance existing products that may compete with ErisX. We have limited experience applying the ErisX digital platform to a global exchange and clearing infrastructure for digital assets. The creation and operation of a global cryptocurrency spot and derivatives trading market is subject to potential technical, legal and regulatory constraints. Any problems that we encounter with the operation of the ErisX systems, including technical, legal and regulatory problems, could negatively impact our business and plan of operations.

ErisX may be unsuccessful in retaining its key personnel.

The success of ErisX will depend in part on the ability to retain its key employees or find suitable candidates to replace key employees who leave ErisX. If ErisX is unable to retain key employees, including management, who may be critical to the successful integration and future operations, we and ErisX could face disruptions in our respective operations, loss of customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. For example, the Chief Executive Officer and the Chief Technology Officer of ErisX resigned, however, these roles have been subsequently filled.

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

The characteristics of digital assets and digital asset platforms have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion, ransomware scams and other types of cybercrime, as well as other technical issues, which could adversely affect the ErisX business.

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

While we believe that our risk management and compliance framework is reasonably designed to detect any such illicit activities, we cannot ensure that we will be able to detect such illegal activity in all instances. Because the speed, irreversibility and anonymity of certain digital asset transactions potentially makes them difficult to track, fraudulent transactions may be more likely to occur. ErisX may be specifically targeted by individuals seeking to conduct transfers for fraudulent purposes, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances.

Various other technical issues with blockchain networks have also been uncovered from time to time that resulted in disabled functionality, exposure of certain users’ personal data, theft of users’ assets, and other negative consequences, and which required resolution with the attention and efforts of their global miner, user and development communities. If any such risks or other risks materialize, the development and growth of digital assets may be significantly affected and, as a result, our ErisX business, operating results and financial condition could be adversely affected.

Digital assets, digital asset trading platforms and blockchains are currently subject to many different, and potentially overlapping, regulatory regimes, and may in the future be subject to different regulatory regimes than those that are currently in effect. The current and future operation of ErisX may increase regulatory costs and risks, and there can be no assurance that our employees or agents will not violate applicable laws and regulations.

Various aspects of the business that we are engaging in, or planning to engage in, through ErisX are heavily regulated. The ErisX futures exchange and clearinghouse are regulated by the CFTC, and the ErisX clearinghouse is registered with the Financial Crimes Enforcement Network and is licensed as a money transmitter in many U.S. states and territories. Further, the regulatory and legislative framework is unsettled with respect to many forms of digital assets, which means that federal or state regulators or legislators may in the future curtail or prohibit the acquisition, use or redemption of certain digital assets. Ownership of, holding or trading in certain digital assets may become subject to sanction. Federal or state regulators or legislators may also take regulatory or legislative action that may increase the cost and/or subject companies to additional regulations and laws regarding custody or facilitating the trading of digital assets. We are also subject to federal and state anti-money laundering and counter-terrorism financing laws and regulations.

In addition, as we expand the ErisX business to new products and services, we will come under the jurisdiction of additional regulators - both with respect to jurisdiction and subject matter. Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any governmental authority (including changes to or expansion of the interpretation of those laws, regulations, or orders), including those discussed in this risk factor, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and enforcement, result in additional compliance and licensure requirements, increase regulatory scrutiny of its business, restrict ErisX’s operations, and force ErisX to change its business practices, make product or operational changes, or delay planned product launches or improvements.

We currently maintain policies and procedures designed to reasonably help ensure compliance with applicable laws and regulations, but there can be no assurance that we or our employees or agents will be able to comply with all of the regulatory regimes that currently apply, or may in the future be applied, to the ErisX platform or the digital assets supported by the ErisX platform. We evaluate which digital assets to include on our platform pursuant to a digital asset listing policy, which includes review by operational, legal and compliance functions. The SEC and its staff have taken the position that certain digital assets fall within the definition of a “security” under the federal securities laws, and it is possible the SEC may take this position with respect to assets that may be transacted on the ErisX platform. The legal test for determining whether any given asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally has not provided advance guidance or confirmation on the status of any particular digital asset as a security. Furthermore, the SEC’s views in this area have evolved over time, and it is difficult to predict the direction or timing of any continuing evolution. In addition, a platform trading a digital asset determined to be a security may be required to register and be regulated by the SEC. A failure by us, including our employees or agents, to comply with applicable laws and regulations and subsequent judgment or settlement against us under these laws could subject us to monetary penalties, damages, expenses, and/or have a significant reputational impact.

Digital asset custodial solutions and related technology, including our systems and custodial arrangements, are subject to risks related to a loss of funds due to theft of digital assets, employee or vendor sabotage, security and cybersecurity risks, system failures and other operational issues which could cause damage to our reputation and brand. There is also legal uncertainty regarding digital asset custodian arrangements.

The secure storage and transmission of digital assets and data over networks is a critical element of our digital asset operations. ErisX holds customer’s digital clearing assets custodially through self-custody, and it’s accounts with custodians. The exchanges, brokers, dealers, banks or such other cryptocurrency custodial institutions selected by us to act as custodians may become insolvent or suffer from any of the custody risks described herein, causing us to lose all or a portion of the digital assets held by those custodians. Threats to the storage and transmission of digital assets and data may come from external factors such as governments, organized crime, hackers and other third parties such as outsourced or infrastructure-support providers and application developers, or may originate internally from an employee or service provider to whom we or our custodians have granted access to our systems.

Digital asset transactions may be irrevocable, and stolen or incorrectly transferred digital assets may be irretrievable. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a digital asset generally will not be reversible, and we or our custodians may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the digital asset could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events could have a material adverse effect on the ability of ErisX to continue as a going concern, which may have an adverse effect on our business.

While we and our digital asset custodians maintain cybersecurity procedures and policies, those procedures and policies may not be adequate to avoid the potential losses caused by security breaches, and we or our custodians may lose digital assets without any recourse. Unlike bank accounts or accounts at some other financial institutions, in the event of loss or loss of utility value, there is no public insurer, such as the Securities Investor Protection Corporation or the Federal Deposit Insurance Corporation, to offer recourse to us or to any investor and the misappropriated digital assets may not easily be traced to the bad actor.

ErisX takes several steps to isolate the digital assets held for customers from its own assets and to structure customer accounts in a way that reinforces customer ownership of digital assets. Primarily, ErisX holds customer digital assets separate from its own assets in customer accounts, referred to as wallets, either through a third-party custodian, a licensed trust company, or in separate and distinct wallets managed by ErisX. Customer digital assets are held in omnibus wallets titled for the benefit of customers of ErisX. Digital assets of customers (but not ErisX) are commingled in the omnibus wallets, and ErisX maintains the records of the amount and type of digital asset owned by each of its customers in omnibus wallets. ErisX does not commingle its own corporate assets with the customer digital assets in the omnibus wallets, other than corporate assets that are held in omnibus wallets to facilitate customer transactions relating to the digital assets contained in the omnibus wallet, including in order to pay customary transaction fees and expenses. Because ErisX does not have a trading entity for proprietary or liquidity trading purposes, ErisX maintains its own digital assets only to facilitate customer trading. ErisX does not currently pledge, rehypothecate, or invest customer digital assets although its customer agreements and rulebook permit it to do so in the future. Additionally, ErisX does not otherwise use customer digital assets for its own corporate or business purposes.

The obligations associated with these custodial and other arrangements to safeguard digital assets involve unique risks and uncertainties not present in arrangements to safeguard assets that are not digital assets. While other types of assets held in a similarly-segregated manner have been deemed not to be part of the custodian’s bankruptcy estate under various regulatory regimes, bankruptcy courts have not yet considered the appropriate treatment of custodial holdings of digital assets, and any such determination may be highly fact-specific. Despite ErisX’s efforts, through contractual terms and account set up, to structure customer accounts and wallets in a manner that reinforces customer ownership of the assets, there can be no assurance that courts will not consider such assets as part of ErisX’s or an ErisX custodian’s bankruptcy estate. In that event, digital assets that ErisX or its custodian holds on behalf of ErisX customers may become subject to the bankruptcy proceedings, and such customers could be treated as general unsecured creditors. Moreover, even if digital assets ultimately are not treated as part of ErisX’s or an ErisX custodian’s bankruptcy estate, the lack of precedent and the fact-dependent nature of the determination could delay the return of such digital assets to customers or result in the return of all or a portion of the cash value of the digital assets rather than the digital assets themselves. As a result of these and other risks, customers may find digital assets to be more risky and less attractive than other assets, which could reduce demand for ErisX’s digital asset services and could adversely impact ErisX’s digital asset business.

Further, when cryptocurrency custodial solutions (whether involving ErisX systems or others) experience system failures or other operational issues, such events could result in a reduction in digital asset prices or confidence and impact the success of ErisX, and may ultimately have a material adverse effect on the ability of ErisX to continue as a going concern.

While ErisX and its vendors have experienced in the past cybersecurity threats and events of varying degrees, we are not aware of any of these threats or events having a material impact on ErisX’s business, financial condition or operating results to date. However, there can be no assurance that we or our vendors and custodians will not experience future threats or events that may be material. If any such threats or events materialize, we may be subject to contractual restrictions, liability and damages, loss of business, penalties, unfavorable publicity, and increased scrutiny by regulators, which may have an adverse effect on our business.

Digital assets are subject to volatile price fluctuations which can impact the ErisX business.

The digital asset market has been characterized by significant volatility and unexpected price movements. Certain crypto assets may become more volatile and less liquid in a very short period of time, resulting in market prices being subject to erratic and abrupt market movement, which could harm the ErisX business and the carrying value of the Digital reporting unit. As discussed above, the Company recorded a goodwill impairment charge of $460.1 million, and also recognized a deferred tax asset of $116.2 million. As a result, the carrying value of ErisX decreased by $343.9 million, to $220.0 million as of June 30, 2022. Prices of digital assets have fluctuated widely for a variety of reasons and may continue to experience significant price fluctuations. Such volatility could have a significant impact on the fair market value of digital assets and there can be no assurance that ongoing volatility will positively impact the value of digital assets. Factors that may affect the price of digital assets include:

●Total digital assets in existence;

●Global digital assets supply and demand;

●Investors’ expectations with respect to the rate of inflation of fiat currencies;

●Digital asset market fragmentation and consolidation;

●Fiat currency withdrawal and deposit policies of digital asset trading platforms and liquidity of such markets;

●Interruptions in service from or failure of major digital asset trading platforms;

●	Cyber theft of digital assets from online digital asset wallet providers, or news of such theft from such providers, or theft from individual digital asset wallets;

●Investment and trading activities of hedge funds and other large digital asset investors;

●Monetary policies of governments, sanctions, trade restrictions, currency devaluations and revaluations;

●	Regulatory measures, if any, that restrict or facilitate the ability to buy, sell or hold digital assets or use digital assets as a form of payment;

●Availability and popularity of businesses that provide digital asset-related services;

●Maintenance and development of the open-source software protocol of the digital asset network;

●Global or regional political, economic or financial events and uncertainty;

●Manipulative trading activity on digital asset trading platforms, which are largely unregulated;

●

The adoption of digital assets as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the applicable digital asset;

●Forks in the applicable digital asset network;

●Consumer preferences and perceptions;

●An active derivative market for digital assets; and

●	Fees associated with processing a transaction of digital assets and the speed at which such transactions are settled.

ErisX’s clearinghouse operations are exposed to risks, including credit, liquidity, market and other risks related to the potential defaults of clearing members and other counterparties.

ErisX is subject to risks related to operating its clearinghouse, Eris Clearing, which is a derivatives clearing organization (“DCO”) registered with the CFTC. Risks associated with the operation of Eris Clearing include failing to meet strict business continuity requirements and regulatory oversight, risks of default by clearing members and counterparties due to bankruptcy, lack of liquidity, operational failure or other reasons. There is no guarantee the collateral deposited will continue to maintain its value, and the use of digital assets as collateral may introduce additional volatility in value. Please also refer to the risk factors above for a discussion of other risks associated with the use of digital assets. These risks could subject ErisX to substantial losses, reputational harm, regulatory consequences, including litigation, fines and enforcement actions, and the inability to operate its business.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase program

In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $1.6 billion. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The Company repurchased 147,139 shares of its common stock under its share repurchase program during the second quarter of 2022 at an average cost per share of $106.12, totaling $15.6 million and had $233.3 million of availability remaining under its existing share repurchase authorizations as of June 30, 2022.

Purchase of common stock from employees

The table below reflects the acquisition of common stock by the Company in the three months ended June 30, 2022 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30, 2022	—	$—
May 1 to May 31, 2022	147,139	106.12
June 1 to June 30, 2022	—	—
Total	147,139	$106.12

Use of proceeds

None.

Item 3.       Defaults upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

Exhibit No.	Description

10.1

Amendment and Restatement Agreement, dated June 30, 2022, by and among European Central Counterparty N.V., as borrower, Cboe Global Markets, Inc., as guarantor, Bank of America Europe Designated Activity Company, as co-ordinator and facility agent and Citibank N.A., London Branch as security agent relating to a Facility Agreement originally dated July 1, 2020, by and among the same parties (as previously amended and restated on July 1, 2021, and further amended and restated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on July 5, 2022.

10.2

Amendment No. 20 to the Restated License Agreement, dated November 1, 1994, by and between Standard & Poor’s Financial Services LLC (as successor-in-interest to Standard & Poor’s, a division of McGraw-Hill, Inc.) and Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), effective as of April 25, 2022 (Filed herewith).+

10.3	Relocation Benefits for David Howson (Filed herewith).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (Filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith).

101.INS	XBRL Instance Document (Filed herewith). — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).

104	Cover Page Interactive Data File (embedded as Inline XBRL document).

+ Certain confidential portions (as indicated therein) of this exhibit have been omitted.

* Indicates Management Compensatory Plan, Contract or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBOE GLOBAL MARKETS, INC.
Registrant

By:	/s/ Edward T. Tilly
Edward T. Tilly
Chief Executive Officer
(Principal Executive Officer)
Date: July 29, 2022

By:	/s/ Brian N. Schell
Brian N. Schell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: July 29, 2022