Form 10-Q
period 2022-09-30
Cboe Global Markets, Inc.
filed 2022-11-04
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	October 28, 2022
Common Stock, par value $0.01 per share	106,082,175 shares

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

●	“Cboe,” “we,” “us,” “our” or “the Company” refers to Cboe Global Markets, Inc. and its subsidiaries.
●	“ADV” means average daily volume.
●	“ADNV” means average daily notional value.
●	“AFM” refers to the Netherlands Authority for the Financial Markets.
●	“ATS” refers to an alternative trading system.
●	“Bats Global Markets” and “Bats” refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
●	“BIDS Trading” refers to BIDS Trading, L.P., a wholly-owned subsidiary of Cboe Global Markets, Inc. The ATS operated by BIDS Trading is not a registered national securities exchange or a facility thereof.
●	“BYX” refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“C2” refers to Cboe C2 Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Asia Pacific” refers to Cboe Asia Pacific Holdings Limited (formerly known as Chi-X Asia Pacific Holdings Limited), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Australia” refers to Cboe Australia Pty Ltd. (formerly known as Chi-X Australia Pty. Ltd.), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Chi-X Europe” refers to Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	"Cboe Digital” refers to Cboe Digital Intermediate Holdings, LLC (formerly known as Eris Digital Holdings, LLC) and its subsidiaries. Prior to rebranding under the Cboe Digital name, Eris Digital Holdings, LLC and its subsidiaries operated under the “ErisX” name.
●	“Cboe Europe Equities and Derivatives” refers to the combined businesses of Cboe Europe and Cboe NL.
●	“Cboe Europe” refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the UK operator of our Multilateral Trading Facility (“MTF”), our Regulated Market (“RM”), and our Approved Publication Arrangement (“APA”) under its Recognized Investment Exchange (“RIE”) status.
●	“Cboe FX” refers to Cboe FX Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Japan” refers to Cboe Japan Ltd. (formerly known as Chi-X Japan Ltd.), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe NL” refers to Cboe Europe BV, a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
●	“Cboe Options” refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe SEF” refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Swiss” refers to Cboe Switzerland GmbH, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Trading” refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc., operated in the United States.
●	“CFE” refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFTC” refers to the U.S. Commodity Futures Trading Commission.
●	“CSD Br” refers to CSD Central de Serviços de Registro e Depósito aos Mercados Financeiro e de Capitais S.A., a Brazilian trade repository.
●	“Chi-X” refers to Chi-X Holdings Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“EDGA” refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“EDGX” refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“ESMA” refers to the European Securities and Markets Authority.
●	“EuroCCP” refers to European Central Counterparty N.V., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Exchanges” refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.
●	“FASB” refers to the Financial Accounting Standards Board.
●	“FCA” refers to the UK Financial Conduct Authority.
●	“FINRA” refers to the Financial Industry Regulatory Authority.
●	“GAAP” refers to Generally Accepted Accounting Principles in the United States.
●	“IIROC” refers to the Investment Industry Regulatory Organization of Canada.
●	“MATCHNow” refers to TriAct Canada Marketplace LP, a wholly-owned subsidiary of Cboe Global Markets, Inc., the operator of our Canadian ATS called MATCHNow.
●	“Merger” refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
●	“NEO” refers to Aequitas Innovations, Inc, a wholly-owned subsidiary of Cboe Global Markets, Inc.

●	“OCC” refers to The Options Clearing Corporation.
●	“OPRA” refers to Options Price Reporting Authority, LLC.
●	“SEC” refers to the U.S. Securities and Exchange Commission.
●	“SPX” refers to our S&P 500 Index exchange-traded options products.
●	“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
●	“VIX” refers to our Cboe Volatility Index exchange traded options and futures products.

TRADEMARK AND OTHER INFORMATION

Cboe®, Cboe Global Markets®, Cboe LIS®, Bats, BIDS Trading®, BYX®, BZX®, Cboe Volatility Index®, CFE®, EDGA®, EDGX®, ErisX®, EuroCCP®, Hybrid®, LiveVol®, MATCHNow®, NANO®, Options Institute®, Silexx®, VIX® and XSP® are registered trademarks, and Cboe Futures ExchangeSM, Cboe BIDS EuropeSM, Cboe DigitalSM, C2SM, f(t)optionsSM, HanweckSM, NANOsSM, Nanos by CboeSM, and Trade AlertSM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.

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

Some factors that could cause actual results to differ include:

●	the loss of our right to exclusively list and trade certain index options and futures products;
●	economic, political and market conditions;
●	compliance with legal and regulatory obligations;
●	price competition and consolidation in our industry;
●	decreases in trading or clearing volumes, market data fees or a shift in the mix of products traded on our exchanges;
●	legislative or regulatory changes or changes in tax regimes;
●	our ability to protect our systems and communication networks from security risks, cybersecurity risks, insider threats and unauthorized disclosure of confidential information;
●	our ability to attract and retain skilled management and other personnel, including compensation inflation;
●	increasing competition by foreign and domestic entities;
●	our dependence on and exposure to risk from third parties;
●	fluctuations to currency exchange rates;
●	factors that impact the quality and integrity of our indices;
●	the impact of the novel coronavirus (“COVID-19”) pandemic;
●	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
●	our ability to minimize the risks, including our credit and default risks, associated with operating a European clearinghouse;
●	our ability to accommodate trading and clearing volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;
●	misconduct by those who use our markets or our products or for whom we clear transactions;
●	challenges to our use of open source software code;
●	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;
●	our ability to maintain BIDS Trading as an independently managed and operated trading venue, separate from and not integrated with our registered national securities exchanges;
●	damage to our reputation;
●	the ability of our compliance and risk management methods to effectively monitor and manage our risks;
●	our ability to manage our growth and strategic acquisitions or alliances effectively;
●	restrictions imposed by our debt obligations and our ability to make payments on or refinance our debt obligations;
●	our ability to maintain an investment grade credit rating;

●	impairment of our goodwill, long-lived assets, investments or intangible assets;
●	the accuracy of our estimates and expectations;
●	litigation risks and other liabilities; and
●	operating a digital asset business, and clearinghouse, including the expected benefits of our ErisX acquisition, subsequently rebranded to Cboe Digital, cybercrime, changes in digital asset regulation, losses due to digital asset custody, and fluctuations in digital asset prices.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except par value data and share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$353.3	$341.9
Financial investments	27.4	37.1
Accounts receivable, net of $1.7 allowance for credit losses at September 30, 2022 and $1.0 at December 31, 2021	380.2	326.9
Margin deposits and clearing funds	1,029.3	745.9
Digital assets - safeguarded assets	24.0	—
Income taxes receivable	39.5	42.7
Other current assets	43.3	36.8
Total current assets	1,897.0	1,531.3

Investments	253.6	245.8
Land	2.3	2.3
Property and equipment, net	105.8	105.2
Operating lease right of use assets	114.2	110.1
Goodwill	3,113.9	3,025.4
Intangible assets, net	1,666.1	1,668.6
Other assets, net	144.5	125.8
Total assets	$7,297.4	$6,814.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$401.1	$295.4
Section 31 fees payable	38.0	40.8
Deferred revenue	15.6	15.2
Margin deposits and clearing funds	1,029.3	745.9
Digital assets - safeguarded liabilities	24.0	—
Income taxes payable	—	8.2
Current portion of contingent consideration liabilities	37.2	63.8
Total current liabilities	1,545.2	1,169.3

Long-term debt	1,859.8	1,299.3
Non-current unrecognized tax benefits	184.8	197.9
Deferred income taxes	239.1	372.7
Non-current operating lease liabilities	131.8	129.2
Non-current portion of contingent consideration liabilities	10.3	6.7
Other non-current liabilities	32.6	34.6
Total liabilities	4,003.6	3,209.7
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 108,412,582 and 106,082,175 shares issued and outstanding, respectively at September 30, 2022 and 108,159,319 and 106,646,498 shares issued and outstanding, respectively at December 31, 2021	1.1	1.1
Common stock in treasury, at cost, 2,330,407 shares at September 30, 2022 and 1,512,821 shares at December 31, 2021	(201.2)	(106.8)
Additional paid-in capital	1,532.9	1,509.4
Retained earnings	2,064.8	2,145.5
Accumulated other comprehensive (loss) income, net	(103.8)	55.6
Total stockholders’ equity	3,293.8	3,604.8
Total liabilities and stockholders’ equity	$7,297.4	$6,814.5

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Cash and spot markets	$434.2	$357.3	$1,354.6	$1,278.9
Data and access solutions	126.1	110.3	368.9	313.9
Derivatives markets	433.2	349.2	1,230.3	1,035.6
Total revenues	993.5	816.8	2,953.8	2,628.4
Cost of revenues:
Liquidity payments	392.3	375.3	1,288.8	1,255.0
Routing and clearing	20.2	19.0	63.4	66.0
Section 31 fees	105.4	27.9	220.7	148.6
Royalty fees and other cost of revenues	33.2	25.1	96.3	73.2
Total cost of revenues	551.1	447.3	1,669.2	1,542.8
Revenues less cost of revenues	442.4	369.5	1,284.6	1,085.6
Operating expenses:
Compensation and benefits	102.0	74.0	269.4	214.0
Depreciation and amortization	41.0	42.8	122.1	125.4
Technology support services	19.1	16.7	56.4	50.1
Professional fees and outside services	20.4	24.0	64.2	62.0
Travel and promotional expenses	6.1	2.3	14.5	5.8
Facilities costs	6.2	5.8	19.3	16.5
Acquisition-related costs	1.6	6.7	17.9	11.9
Goodwill impairment	0.8	—	460.9	—
Other expenses	8.4	6.5	20.8	14.6
Total operating expenses	205.6	178.8	1,045.5	500.3
Operating income	236.8	190.7	239.1	585.3
Non-operating (expenses) income:
Interest expense, net	(15.3)	(11.7)	(40.7)	(36.3)
Other income (expense), net	7.5	(5.2)	(1.3)	(3.1)
Income before income tax provision	229.0	173.8	197.1	545.9
Income tax provision	78.8	53.4	121.8	182.8
Net income	150.2	120.4	75.3	363.1
Net income allocated to participating securities	(0.6)	(0.4)	(0.6)	(1.1)
Net income allocated to common stockholders	$149.6	$120.0	$74.7	$362.0
Basic earnings per share	$1.41	$1.12	$0.70	$3.38
Diluted earnings per share	$1.41	$1.12	$0.70	$3.38

Basic weighted average shares outstanding	106.2	106.8	106.4	107.0
Diluted weighted average shares outstanding	106.4	107.0	106.6	107.2

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$150.2	$120.4	$75.3	$363.1
Other comprehensive loss, net of income tax:
Foreign currency translation adjustments	(71.5)	(19.7)	(159.0)	(8.9)
Unrealized holding losses on financial investments	(0.4)	—	(0.4)	—
Post-retirement benefit obligation	—	(0.1)	—	(0.1)
Comprehensive income (loss)	78.3	100.6	(84.1)	354.1
Comprehensive income allocated to participating securities	(0.6)	(0.4)	(0.6)	(1.1)
Comprehensive income (loss) allocated to common stockholders, net of income tax	$77.7	$100.2	$(84.7)	$353.0

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine months ended September 30, 2022 and September 30, 2021

(unaudited)

(in millions, except per share amounts)

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	income (loss), net	equity
Balance at December 31, 2021	$—	$1.1	$(106.8)	$1,509.4	$2,145.5	$55.6	$3,604.8
Cash dividends on common stock of $0.48 per share	—	—	—	—	(51.4)	—	(51.4)
Stock-based compensation	—	—	—	9.1	—	—	9.1
Repurchases of common stock from employee stock plans	—	—	(8.4)	—	—	—	(8.4)
Purchase of common stock	—	—	(70.0)	—	—	—	(70.0)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	109.6	—	109.6
Other comprehensive loss	—	—	—	—	—	(26.5)	(26.5)
Balance at March 31, 2022	$—	$1.1	$(185.2)	$1,518.6	$2,203.7	$29.1	$3,567.3
Cash dividends on common stock of $0.48 per share	—	—	—	—	(51.2)	—	(51.2)
Stock-based compensation	—	—	—	7.0	—	—	7.0
Repurchases of common stock from employee stock plans	—	—	(0.2)	—	—	—	(0.2)
Purchase of common stock	—	—	(15.6)	—	—	—	(15.6)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net loss	—	—	—	—	(184.5)	—	(184.5)
Other comprehensive loss	—	—	—	—	—	(61.0)	(61.0)
Balance at June 30, 2022	$—	$1.1	$(201.0)	$1,525.7	$1,968.0	$(31.9)	$3,261.9
Cash dividends on common stock of $0.50 per share	—	—	—	—	(53.4)	—	(53.4)
Stock-based compensation	—	—	—	7.0	—	—	7.0
Repurchases of common stock from employee stock plans	—	—	(0.2)	—	—	—	(0.2)
Shares issued under employee stock purchase plan	—	—	—	0.2	—	—	0.2
Net income	—	—	—	—	150.2	—	150.2
Other comprehensive loss	—	—	—	—	—	(71.9)	(71.9)
Balance at September 30, 2022	$—	$1.1	$(201.2)	$1,532.9	$2,064.8	$(103.8)	$3,293.8

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

Three and Nine months ended September 30, 2022 and September 30, 2021

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

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$75.3	$363.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122.1	125.4
Amortization of debt issuance cost and debt discount	1.7	1.8
Change in fair value of contingent consideration	(3.6)	—
Provision for accounts receivable credit losses	0.7	0.8
(Benefit) provision for deferred income taxes	(146.8)	17.5
Stock-based compensation expense	23.1	22.7
Loss on disposal of property and equipment	0.3	—
Impairment charge of investment	10.6	5.6
Impairment charge of goodwill	460.9	—
Equity (earnings) loss in investments	(4.7)	0.4
Gain on investment	(7.5)	—
Changes in assets and liabilities:
Accounts receivable	(66.9)	14.5
Restricted cash and cash equivalents and customer bank deposits (included in margin deposits and clearing funds)	262.8	853.5
Restricted cash and cash equivalents (included in other current assets)	—	4.4
Income taxes receivable	3.0	4.8
Digital assets - safeguarded assets	(24.0)	—
Other current assets	(3.6)	(14.2)
Other assets	(17.4)	(24.6)
Accounts payable and accrued liabilities	28.0	8.9
Digital assets - safeguarded liabilities	24.0	—
Section 31 fees payable	(2.8)	(143.2)
Deferred revenue	(0.1)	3.7
Income taxes payable	(6.7)	1.4
Unrecognized tax benefits	77.8	32.2
Other liabilities	(11.5)	6.7
Net cash provided by operating activities	794.7	1,285.4
Cash flows from investing activities:
Acquisitions, net of cash acquired	(707.4)	(167.3)
Proceeds from acquisition-related escrow	—	0.5
Purchases of available-for-sale financial investments	(41.1)	(92.6)
Proceeds from maturities of available-for-sale financial investments	49.8	160.2
Proceeds from investments	1.1	—
Contributions to investments	(14.6)	—
Purchases of property and equipment and leasehold improvements	(32.4)	(37.3)
Net cash used in investing activities	(744.6)	(136.5)
Cash flows from financing activities:
Proceeds from long-term debt	663.6	110.0
Principal payments of long-term debt	(100.0)	(20.0)
Debt issuance costs	(4.9)	—
Cash dividends on common stock	(156.0)	(141.8)
Repurchases of common stock from employee stock plans	(8.8)	(6.0)
Payments of contingent consideration related to acquisitions	(33.2)	(7.1)
Shares issued under employee stock purchase plan	(0.4)	(0.3)
Purchase of common stock	(85.6)	(81.3)
Net cash provided by (used in) financing activities	274.7	(146.5)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(30.5)	2.5
Increase in cash, cash equivalents, and restricted cash and cash equivalents	294.3	1,004.9
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,092.2	1,057.5
End of period	$1,386.5	$2,062.4
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	353.3	392.4
Restricted cash and cash equivalents (included in margin deposits and clearing funds)	1,010.4	1,665.6
Restricted cash and cash equivalents (included in other current assets)	3.9	4.4
Customer bank deposits (included in margin deposits and clearing funds)	18.9	—
Total	$1,386.5	$2,062.4
Supplemental disclosure of cash transactions:
Cash paid for income taxes, net of refunds	$194.0	$144.4
Cash paid for interest	52.4	24.6
Supplemental disclosure of noncash investing activities:
Accounts receivable acquired	$4.4	$3.5
Financial investments acquired	1.5	—
Other current assets acquired	1.6	1.1
Goodwill acquired	607.8	134.0
Intangible assets acquired	164.1	73.8
Property and equipment, net acquired	1.6	3.2
Data processing software and other assets acquired	2.0	—
Operating lease right of use asset acquired	1.2	—
Other assets, net acquired	—	0.5
Accounts payable and accrued liabilities acquired	(6.1)	(1.8)
Income taxes payable acquired	—	(0.1)
Deferred revenue acquired	(0.6)	—
Operating lease liability - non-current acquired	(1.2)	—
Contingent consideration related to acquisitions	(7.7)	(49.6)
Deferred income taxes acquired	(40.3)	—
Other non-current liabilities acquired	(0.4)	—
Supplemental disclosure of noncash financing activities:
Paycheck Protection Program loan forgiveness	$1.3	$—

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

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest stock exchanges by value traded in Europe, and owns EuroCCP, a leading pan-European equities and derivatives clearinghouse, BIDS Trading, a leading block-trading ATS by volume in the U.S., MATCHNow, a leading equities ATS in Canada, Cboe Australia, an operator of trading venues in Australia, and Cboe Japan, an operator of trading venues in Japan. Cboe also is a leading market globally for exchange-traded products (“ETPs”) listings and trading. On May 2, 2022, the Company completed its acquisition of ErisX, subsequently rebranded to Cboe Digital, an operator of a U.S. based digital asset spot market, a regulated futures exchange and a regulated clearinghouse. On June 1, 2022, the Company completed its acquisition of NEO, which is a fintech organization that is comprised of a fully registered Canadian securities exchange.

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

Beginning in the first quarter of 2022, the Company updated the financial statement captions within its condensed consolidated statements of income to better reflect the Company’s diversified products, expansive geographical reach, and overall business strategy. Below is a summary of the changes to the financial statement captions. The changes do not have a financial impact on the Company’s reported revenue, revenues less cost of revenues, reported net income, or cash flows from operations.

Revenues

●	Cash and spot markets – includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other revenue from Cboe’s North American Equities, Europe and Asia Pacific, Global FX, and Digital segments.
●	Data and access solutions – includes access and capacity fees, proprietary market data fees, and associated other revenue across Cboe’s six segments.

●	Derivatives markets – includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other revenue from Cboe’s Options, Futures, Europe and Asia Pacific, and Digital segments.

Cost of Revenues

●	Royalty fees and other cost of revenues – includes royalty fees and other cost of revenues across the Company’s six segments. In prior periods, royalty fees and other cost of revenues were presented as distinct cost of revenues categories.

Segment Information

The Company previously operated as five reportable business segments prior to the quarter ended June 30, 2022. As a result of the ErisX acquisition, which was subsequently rebranded to Cboe Digital, as of the period ended June 30, 2022, the Company operates as six reportable segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital which is reflective of how the Company's chief operating decision-maker reviews and operates the business. See Note 14 (“Segment Reporting”) for more information.

Update to Significant Accounting Policies

With the exception of the change in the accounting for digital assets and liabilities safeguarded as a result of the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 121 (“SAB 121”) (as discussed below in “Recent Accounting Pronouncements - Adopted”) and the new accounting policies for digital assets as a result of the acquisition of Cboe Digital (formerly ErisX), which were both implemented during the three months ended June 30, 2022, there have been no other new or material changes to the significant accounting policies discussed for the Company for the three months ended September 30, 2022, that are of significance, or potential significance, to the Company.

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

Recent Accounting Pronouncements - Adopted

On March 31, 2022, the SEC issued SAB 121, which sets out interpretive guidance from the staff of the SEC regarding the accounting for obligations to safeguarded digital assets that an entity holds for its platform users. The guidance requires an entity to recognize a liability for the obligation to safeguard the users’ assets and recognize an associated asset for the digital assets held for users. Both the liability and asset will be measured initially and subsequently at the fair value of the digital assets being safeguarded. The guidance also requires additional disclosures related to the nature and amount of digital assets held on behalf of its platform users, with separate disclosure for each significant digital asset, and the vulnerabilities the entity has due to any concentration in such activities. The guidance, effective for interim or annual periods ending after June 15, 2022, was adopted by the Company as of June 30, 2022. As a result of adopting SAB 121, the Company recorded digital assets - safeguarded assets, with corresponding digital assets - safeguarded liabilities of $22.4 million as of June 30, 2022, with no impact to the condensed consolidated statements of income and cash flows.

Recent Accounting Pronouncements - Issued, not yet Adopted

There were no applicable material accounting pronouncements that have been issued, but not yet adopted as of September 30, 2022.

2.   REVENUE RECOGNITION

The Company’s main types of revenue contracts consist of the following, which are disaggregated from the condensed consolidated statements of income.

●	Transaction and clearing fees - Transaction fees represent fees charged by the Company for meeting the point-in-time performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees are recognized across all segments. Clearing fees, which include settlement fees, represent fees charged by the Company for meeting the point-in-time performance obligation for transactions cleared and settled by EuroCCP and Cboe Clear Digital, LLC (formerly Eris Clearing), the derivatives clearing organization for Cboe Digital. Clearing fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Clearing fees are recognized in the Europe and Asia Pacific and Digital segments. Transaction and clearing fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules.
●	Access and capacity fees - Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. Facilities, systems services and other fees are generally monthly fee-based. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligations are met. All access and capacity fees associated with the trading floor are recognized over time in the Options segment, as the performance obligations are met.
●	Market data fees - Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the Exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Proprietary market data also includes revenue from various licensing agreements, which was classified as other revenue prior to January 1, 2022. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data to meet its performance obligation. U.S. tape plan market data is recognized in the North American Equities and Options segments. Proprietary market data fees are recognized across all segments.
●	Regulatory fees - There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC for meeting the point-in-time performance obligation of executing a trade on its markets. The fees charged to customers are based on the fee set by the SEC per notional value of U.S. Equities exchange transactions and per round turn of Options transactions executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the North American Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principal in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) which supports the Company’s regulatory oversight function in the Options segment, along with other miscellaneous regulatory fees, and neither can be used for non-regulatory purposes. The ORF and miscellaneous fees are recognized when the performance obligation is fulfilled.
●	Other revenue - Other revenue primarily includes interest income from clearing operations, all fees related to the trade reporting facility operated in the Europe and Asia Pacific segment, listing fees, and revenue associated with advertisements through the Company’s websites.

All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers, with the exception of interest income from clearing operations. The following table depicts the disaggregated revenue contract types listed above within each respective financial statement caption in the condensed consolidated statements of income (in millions):

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Three Months Ended September 30, 2022
Transaction and clearing fees	$315.5	$—	$400.0	$715.5
Access and capacity fees	—	81.8	—	81.8
Market data fees	19.9	43.1	8.0	71.0
Regulatory fees	90.4	—	24.5	114.9
Other revenue	8.4	1.2	0.7	10.3
	$434.2	$126.1	$433.2	$993.5

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Three Months Ended September 30, 2021
Transaction and clearing fees	$301.2	$—	$331.7	$632.9
Access and capacity fees	—	72.8	—	72.8
Market data fees	21.1	33.4	7.5	62.0
Regulatory fees	25.3	—	9.3	34.6
Other revenue	9.7	4.1	0.7	14.5
	$357.3	$110.3	$349.2	$816.8

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Nine Months Ended September 30, 2022
Transaction and clearing fees	$1,070.2	$—	$1,150.2	$2,220.4
Access and capacity fees	—	241.5	—	241.5
Market data fees	62.1	123.7	24.7	210.5
Regulatory fees	191.0	—	53.3	244.3
Other revenue	31.3	3.7	2.1	37.1
	$1,354.6	$368.9	$1,230.3	$2,953.8

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Nine Months Ended September 30, 2021
Transaction and clearing fees	$1,042.8	$—	$971.5	$2,014.3
Access and capacity fees	—	206.3	—	206.3
Market data fees	71.9	94.0	22.7	188.6
Regulatory fees	133.8	—	39.2	173.0
Other revenue	30.4	13.6	2.2	46.2
	$1,278.9	$313.9	$1,035.6	$2,628.4

The following table depicts the disaggregation of revenue according to segment (in millions):

		North	Europe				Corporate
		American	and Asia		Global		Items and
	Options	Equities	Pacific	Futures	FX	Digital	Eliminations	Total
Three Months Ended September 30, 2022
Transaction and clearing fees	$377.7	$264.6	$35.9	$22.3	$14.9	$0.1	$—	$715.5
Access and capacity fees	38.6	27.8	8.1	5.0	2.3	—	—	81.8
Market data fees	26.4	34.0	8.4	1.9	0.3	—	—	71.0
Regulatory fees	24.4	90.4	—	0.1	—	—	—	114.9
Other revenue	1.8	1.9	6.5	—	0.1	—	—	10.3
	$468.9	$418.7	$58.9	$29.3	$17.6	$0.1	$—	$993.5
Timing of revenue recognition
Services transferred at a point in time	$403.9	$356.9	$42.4	$22.4	$15.0	$0.1	$—	$840.7
Services transferred over time	65.0	61.8	16.5	6.9	2.6	—	—	152.8
	$468.9	$418.7	$58.9	$29.3	$17.6	$0.1	$—	$993.5

Three Months Ended September 30, 2021
Transaction and clearing fees	$308.4	$253.2	$36.2	$23.2	$11.9	$—	$—	$632.9
Access and capacity fees	31.0	25.2	9.4	4.9	2.3	—	—	72.8
Market data fees	20.9	31.8	7.3	1.7	0.3	—	—	62.0
Regulatory fees	9.3	25.3	—	—	—	—	—	34.6
Other revenue	4.7	0.8	9.0	—	—	—	—	14.5
	$374.3	$336.3	$61.9	$29.8	$14.5	$—	$—	$816.8
Timing of revenue recognition
Services transferred at a point in time	$322.4	$279.3	$45.2	$23.2	$11.9	$—	$—	$682.0
Services transferred over time	51.9	57.0	16.7	6.6	2.6	—	—	134.8
	$374.3	$336.3	$61.9	$29.8	$14.5	$—	$—	$816.8

		North	Europe				Corporate
		American	and Asia		Global		Items and
	Options	Equities	Pacific	Futures	FX	Digital	Eliminations	Total
Nine Months Ended September 30, 2022
Transaction and clearing fees	$1,079.0	$899.9	$126.6	$71.1	$43.6	$0.2	$—	$2,220.4
Access and capacity fees	112.7	81.1	26.1	14.7	6.9	—	—	241.5
Market data fees	79.4	99.4	24.8	6.0	0.9	—	—	210.5
Regulatory fees	53.0	191.0	—	0.3	—	—	—	244.3
Other revenue	5.6	3.8	27.4	—	0.3	—	—	37.1
	$1,329.7	$1,275.2	$204.9	$92.1	$51.7	$0.2	$—	$2,953.8
Timing of revenue recognition
Services transferred at a point in time	$1,137.6	$1,094.7	$154.0	$71.4	$43.9	$0.2	$—	$2,501.8
Services transferred over time	192.1	180.5	50.9	20.7	7.8	—	—	452.0
	$1,329.7	$1,275.2	$204.9	$92.1	$51.7	$0.2	$—	$2,953.8

Nine Months Ended September 30, 2021
Transaction and clearing fees	$900.3	$903.0	$104.2	$71.0	$35.8	$—	$—	$2,014.3
Access and capacity fees	90.0	72.4	23.7	13.6	6.6	—	—	206.3
Market data fees	62.4	104.1	16.4	5.0	0.7	—	—	188.6
Regulatory fees	39.1	133.8	—	0.1	—	—	—	173.0
Other revenue	14.9	2.5	28.5	—	—	—	0.3	46.2
	$1,106.7	$1,215.8	$172.8	$89.7	$43.1	$—	$0.3	$2,628.4
Timing of revenue recognition
Services transferred at a point in time	$954.3	$1,039.3	$132.7	$71.1	$35.8	$—	$0.3	$2,233.5
Services transferred over time	152.4	176.5	40.1	18.6	7.3	—	—	394.9
	$1,106.7	$1,215.8	$172.8	$89.7	$43.1	$—	$0.3	$2,628.4

Contract liabilities as of September 30, 2022 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at December 31, 2021	Cash Additions	Revenue Recognized	Balance at September 30, 2022
Liquidity provider sliding scale (1)	$—	$7.2	$(5.4)	$1.8
Other, net	15.3	12.9	(14.3)	13.9
Total deferred revenue	$15.3	$20.1	$(19.7)	$15.7
(1)	Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

3.   ACQUISITIONS

On July 1, 2021, the Company purchased Chi-X, whose wholly-owned subsidiary Chi-X Asia Pacific Holdings Limited was subsequently rebranded to Cboe Asia Pacific. Cboe Asia Pacific is a holding company of alternative market operators and providers of market solutions, which is included in the Company’s Europe and Asia Pacific segment. The acquisition of Chi-X provided the Company with a single point of entry into two key capital markets, Australia and Japan, to help enable it to expand its global equities and market data business into Asia Pacific, bring other products and services to the region, and further expand access to its proprietary product suite in the region. Of the acquisition’s purchase price, $137.0 million was allocated to goodwill, $73.8 million was allocated to intangible assets, $25.7 million was allocated to working capital, and $53.0 million in contingent consideration, which is based on developmental milestones of the acquired business. See below for further discussion of intangible assets acquired.

On May 2, 2022, the Company purchased ErisX, which was subsequently rebranded to Cboe Digital. Cboe Digital operates a U.S. based digital asset spot market, a regulated futures exchange and a regulated clearinghouse. Ownership of Cboe Digital allows the Company to enter the digital asset spot and derivatives marketplaces through a digital-first platform developed with industry partners to focus on robust regulatory compliance, data and transparency. Eris Innovations Holdings, LLC (formerly Eris Exchange Holdings, LLC) was not a part of this transaction and the Company retains its minority equity ownership interest in Eris Innovations Holdings, LLC. Of the acquisition’s purchase price, $460.9 million was allocated to goodwill, $95.0 million was allocated to intangible assets, and $8.4 million was allocated to working capital. Prior to signing the acquisition agreement, the Company held a minority investment in ErisX. As a result of the acquisition of the remaining portion of ErisX, the Company recognized a $7.5 million gain, reflecting the change in fair value of the minority investment in ErisX as a result of the acquisition, which is included in other (expense) income, net in the condensed consolidated statement of income. These amounts represent the preliminary allocation of the purchase price, as the Company continues to evaluate information relevant to its determination of the fair value of the assets and liabilities acquired, and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. See below for further discussion of intangible assets acquired. Additionally, the Company performed impairment testing during the nine months ended September 30, 2022, as there were market events that indicated it was more likely than not that these assets were impaired, resulting in the recognition of an impairment charge to goodwill. See Note 8 (“Goodwill, Intangible Assets, net, and Digital Assets Held”) for more information on the impairment.

On June 1, 2022, the Company purchased NEO. NEO is a fintech organization that is comprised of a fully registered Canadian securities exchange with a diverse product and services set ranging from corporate listings to cash equities trading and a non-listed securities distribution platform. With ownership of NEO, the Company expects to further grow Canada as a hub for global equities trading, in addition to MATCHNow, the ATS acquired by the Company in 2020. During the quarter ended September 30, 2022, the Company continued to refine the purchase price accounting, resulting in the updated allocation of the acquisition’s estimated purchase price of $146.9 million allocated to goodwill, $69.1 million allocated to intangible assets, negative net working capital of $7.0 million, and $7.7 million in contingent consideration, which will be earned based on developmental milestones of the acquired business. The refining of the purchase price allocation referenced in the previous sentence resulted in a $14.5 million increase in allocation to goodwill, a $61.0 million decrease in allocation to intangible assets, a $0.1 million increase in allocation to negative net working capital, and a $46.6 million decrease in contingent consideration when compared to the initial purchase price accounting entries recorded during the quarter ended June 30, 2022. These amounts continue to represent a preliminary allocation of the purchase price, as the Company continues to evaluate information relevant to its determination of the fair value of the assets and liabilities acquired, and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. See below for further discussion of intangible assets acquired and Note 13 (“Fair Value Measurement”) for the impact of the allocation adjustments on the Company’s financial liabilities.

The following table presents the details of intangible assets as of the acquisition date, inclusive of purchase price adjustments outlined above (in millions, except as stated). All acquired intangible assets with finite lives are amortized using the straight-line method.

	Cboe Asia Pacific	Useful Life (Years)	Cboe Digital	Useful Life (Years)	NEO	Useful Life (Years)
Trading registrations and licenses	$6.2	Indefinite	$25.0	Indefinite	$15.1	Indefinite
Customer relationships	60.1	30	—		37.4	15
Technology	7.5	2	70.0	10	16.2	7
Trademarks and tradenames	—		—		0.4	5
Total identifiable intangible assets	$73.8		$95.0		$69.1

Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company expensed $1.6 million of acquisition-related costs during the three months ended September 30, 2022, all of which related to professional fees and other expenses. The Company expensed $6.7 million of acquisition-related costs during the three months ended September 30, 2021, all of which related to professional fees and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

The Company expensed $17.9 million of acquisition-related costs during the nine months ended September 30, 2022, all of which related to professional fees and other expenses. The Company expensed $11.9 million of acquisition-related costs during the nine months ended September 30, 2021, which primarily included $11.3 million of professional fees and other expenses and $0.6 million of impairment charges related to facilities. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

4.   INVESTMENTS

As of September 30, 2022 and December 31, 2021, the Company’s investments were comprised of the following (in millions):

	September 30,	December 31,
	2022	2021
Equity method investments:
Investment in 7Ridge Investments 3 LP	$216.0	$209.5
Total equity method investments	216.0	209.5

Other equity investments:
Investment in Eris Innovations Holdings, LLC	20.0	20.0
Investment in CSD Br	5.9	—
Investment in Coin Metrics Inc.	5.0	—
Investment in Cboe Vest Financial Group, Inc.	2.9	2.9
Investment in Effective Investing Limited	1.8	—
Investment in OCC	0.3	0.3
Investment in American Financial Exchange, LLC	—	10.6
Investment in Eris Digital Holdings, LLC	—	1.1
Other equity investments	1.7	1.4
Total other equity investments	37.6	36.3

Total investments	$253.6	$245.8

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

The Company’s interest in the 7Ridge Fund is equal to the carrying value of the investment as of September 30, 2022, or $216.0 million, which includes periodic capital contributions to the 7Ridge Fund, as well as the Company’s share of 7Ridge Fund’s profit or loss, including gains or losses arising from the fair value measurement of the investment held by the 7Ridge Fund, booked against the investment account. The carrying value of the investment is included in investments within the condensed consolidated balance sheets. The Company’s maximum loss exposure, in the unlikely event that all of the VIE’s assets become worthless, is limited to the carrying value of Company’s investment.

Other Equity Investments

In the second quarter of 2022, the Company invested $5.0 million in a funding raise by Coin Metrics, Inc., a digital asset intelligence and crypto data startup, $5.9 million in a funding raise by CSD Br, a Brazilian bank and financial intermediary, and completed the purchase of ErisX, which was subsequently rebranded to Cboe Digital. Eris Innovations Holdings, LLC (formerly Eris Exchange Holdings, LLC) was not a part of this transaction and the Company retains its minority equity ownership interest in Eris Innovations Holdings, LLC. See Note 3 (“Acquisitions”) for more information. In the third quarter of 2022, the Company invested $1.8 million in a funding raise by Effective Investing Limited, an emerging global sustainability data provider measuring the social and environmental impact of companies and investment portfolios.

The carrying value of other equity investments is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the measurement alternative given the absence of readily determinable fair values for the respective investments and due to the Company’s inability to exercise significant influence over the investments based upon the respective ownership interests held. As of September 30, 2022, other equity investments primarily consist of minority investments in Eris Innovations Holdings, LLC, CSD Br, Coin Metrics Inc., Cboe Vest Financial Group, Inc, Effective Investing Limited, and a 20% investment in OCC.

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of September 30, 2022 and December 31, 2021 (in millions):

	September 30,	December 31,
	2022	2021
Construction in progress	$4.2	$17.3
Building	68.8	68.8
Furniture and equipment	281.3	256.5
Total property and equipment	354.3	342.6
Less accumulated depreciation	(248.5)	(237.4)
Total property and equipment, net	$105.8	$105.2

Depreciation expense using the straight-line method was $8.6 million and $9.2 million for the three months ended September 30, 2022 and 2021, respectively, and $25.8 million and $24.8 million for the nine months ended September 30, 2022 and 2021, respectively.

As a result of the Merger, there was a reduction in employee workspace needed in Chicago, which led to the decision to market for sale the former headquarters location. The Company classified the associated land, building, and certain furniture and equipment of the former headquarters location as held for sale, performed an impairment assessment, and ceased depreciation effective May 1, 2019, as the Company anticipated selling the property held for sale in less than twelve months. However, due to the time elapsed since active marketing for sale of the building commenced, the Company reclassified the property to held and used, effective May 1, 2021, and the building was once again subject to depreciation. On April 28, 2022, the Company signed a non-binding letter of intent with an entity interested in purchasing the property, though in the current period negotiations with this entity were terminated. The Company has continued discussions with other potential buyers. At this time the Company has no indications that the property’s classification or carrying value needs to be updated as of September 30, 2022. The total value of the property classified as property held and used was $10.3 million, which includes $2.3 million of land and $8.0 million of property and equipment, net on the condensed consolidated balance sheet as of September 30, 2022.

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

The following represents the changes in allowance for credit losses during the nine months ended September 30, 2022 (in millions):

	Balance at December 31, 2021	Current period provision for expected credit losses	Write-offs charged against the allowance	Recoveries collected	Balance at September 30, 2022
Allowance for notes receivable credit losses	$30.1	$—	$—	$—	$30.1
Allowance for accounts receivable credit losses	1.0	1.1	(0.1)	(0.3)	1.7
Total allowance for credit losses	$31.1	$1.1	$(0.1)	$(0.3)	$31.8

7.   OTHER ASSETS, NET

Other assets, net consisted of the following as of September 30, 2022 and December 31, 2021 (in millions):

	September 30,	December 31,
	2022	2021
Software development work in progress	$7.5	$5.6
Data processing software	108.7	103.8
Less accumulated depreciation and amortization	(76.3)	(70.9)
Data processing software, net	39.9	38.5
Other assets (1)	104.6	87.3
Total other assets, net	$144.5	$125.8

(1) At September 30, 2022 and December 31, 2021, the majority of the balance included notes receivable, net of allowance, and long-term prepaid assets. See Note 6 (“Credit Losses”) for more information on the notes receivable included within other assets, net on the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the notes receivable, net balance was $99.6 million and $79.3 million, respectively.

Amortization expense related to data processing software was $1.8 million and $1.8 million for the three months ended September 30, 2022 and 2021, respectively, and $5.3 million and $5.3 million for the nine months ended September 30, 2022 and 2021, respectively.

8.   GOODWILL, INTANGIBLE ASSETS, NET, AND DIGITAL ASSETS HELD

The following table presents the details of goodwill by segment (in millions):

		North American	Europe and
	Options	Equities	Asia Pacific	Global FX	Digital	Total
Balance as of December 31, 2021	$305.8	$1,876.9	$575.5	$267.2	$—	$3,025.4
Adjustments	—	14.5	3.4	—	0.8	18.7
Additions	—	132.4	—	—	460.1	592.5
Impairment	—	—	—	—	(460.9)	(460.9)
Changes in foreign currency exchange rates	—	(11.8)	(50.0)	—	—	(61.8)
Balance as of September 30, 2022	$305.8	$2,012.0	$528.9	$267.2	$—	$3,113.9

Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, Global FX, and Digital. No goodwill has been allocated to Futures. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.

Following the acquisition of ErisX, which was subsequently rebranded to Cboe Digital, which closed on May 2, 2022, in the quarter ended June 30, 2022, negative events and trends in the broader digital asset environment emerged, such as deleveraging and bankruptcies, and certain negative trends in the broader digital asset environment which emerged in late 2021 intensified, such as the decline in digital asset prices, overall market activity, and market capitalization. Additionally, following the acquisition of Cboe Digital (formerly ErisX), the efforts to syndicate minority ownership interests in Cboe Digital to potential investors during the quarter ended June 30, 2022 became more challenging, and the outlook for the Digital segment’s future market growth was negatively impacted. The Company considered these developments, in particular the syndication efforts during the quarter ended June 30, 2022, to be potential indications of impairment and performed an interim impairment test for the goodwill recognized in the Digital reporting unit during the quarter ended June 30, 2022. The Company concluded that the carrying value of the reporting unit exceeded its estimated fair value, which considered both market and income approaches, and recorded a goodwill impairment charge of $460.1 million in the condensed consolidated statements of income during the quarter ended June 30, 2022, and also recognized a deferred tax asset of $116.2 million. This deferred tax asset, resulting from the excess of tax-deductible goodwill over book goodwill, relates to future tax deductions the Company expects to realize to reduce potential tax payments on future income. As a result, the carrying value of Cboe Digital decreased by $343.9 million, to $220.0 million as of June 30, 2022. The Company also performed testing over the intangible assets recognized as a result of the Cboe Digital acquisition during the quarter ended June 30, 2022, and based on the results of the assessments, determined there was no impairment required as the fair value approximated the carrying value. No other long lived assets were recognized as a result of the acquisition and subject to further assessment.

As a result of the finalization of the net working capital calculation associated with the acquisition of Cboe Digital (formerly ErisX) during the quarter ended September 30, 2022, the Company recorded additional goodwill of $0.8 million. Subsequently, the Company concluded that the indicators of impairment outlined in the previous paragraph continued to be relevant and recorded an additional goodwill impairment charge of $0.8 million in the condensed consolidated statements of income for the three months ended September 30, 2022.

The following table presents the details of the intangible assets by segment (in millions):

		North American	Europe and
	Options	Equities	Asia Pacific	Global FX	Digital	Total
Balance as of December 31, 2021	$159.1	$991.4	$426.4	$91.7	$—	$1,668.6
Adjustments	—	(61.0)	—	—	—	(61.0)
Additions	—	130.1	—	—	95.9	226.0
Amortization	(9.8)	(44.6)	(19.3)	(14.3)	(3.0)	(91.0)
Changes in foreign currency exchange rates	—	(6.9)	(69.6)	—	—	(76.5)
Balance as of September 30, 2022	$149.3	$1,009.0	$337.5	$77.4	$92.9	$1,666.1

For the three months ended September 30, 2022 and 2021, amortization expense was $30.6 million and $31.8 million, respectively. For the nine months ended September 30, 2022 and 2021, amortization expense was $91.0 million and $95.3 million, respectively. The estimated future amortization expense is $30.2 million for the remainder of 2022, $110.2 million for 2023, $87.5 million for 2024, $77.2 million for 2025, and $70.1 million for 2026.

The following tables present the categories of intangible assets by segment as of September 30, 2022 and December 31, 2021 (in millions, except as stated):

	September 30, 2022					Weighted
		North	Europe			Average
		American	and Asia			Amortization
	Options	Equities	Pacific	Global FX	Digital	Period (in years)
Trading registrations and licenses	$95.5	$604.8	$183.4	$—	$25.0	Indefinite
Customer relationships	46.6	412.0	192.7	140.0	—	16
Market data customer relationships	53.6	322.0	53.7	64.4	—	10
Technology	28.1	56.2	30.8	22.5	70.0	8
Trademarks and tradenames	12.9	8.2	2.1	1.2	—	7
Digital assets held	—	—	—	—	0.9	Indefinite
Accumulated amortization	(87.4)	(394.2)	(125.2)	(150.7)	(3.0)
	$149.3	$1,009.0	$337.5	$77.4	$92.9

	December 31, 2021					Weighted
		North	Europe			Average
		American	and Asia			Amortization
	Options	Equities	Pacific	Global FX	Digital	Period (in years)
Trading registrations and licenses	$95.5	$592.0	$221.1	$—	$—	Indefinite
Customer relationships	46.6	378.3	232.3	140.0	—	17
Market data customer relationships	53.6	322.0	65.2	64.4	—	10
Technology	28.1	41.1	35.6	22.5	—	5
Trademarks and tradenames	12.9	7.8	2.5	1.2	—	8
Accumulated amortization	(77.6)	(349.8)	(130.3)	(136.4)	—
	$159.1	$991.4	$426.4	$91.7	$—

Cboe Digital holds customer digital assets in customer accounts, referred to as wallets, either through a third-party custodian, a licensed trust company, or in separate and distinct wallets managed by Cboe Digital. Cboe Digital, together with its third-party custodian, is directly responsible for securing customers’ crypto assets and protecting them from loss or theft. Customer digital assets are held in omnibus wallets for the benefit of customers of Cboe Digital and Cboe Digital maintains the records of the amount and type of digital asset owned by each of its customers in omnibus wallets. The amount of customer digital assets held by Cboe Digital is reflected within digital assets – safeguarded assets and digital assets – safeguarded liabilities in the condensed consolidated balance sheets.

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (in millions):

	September 30,	December 31,
	2022	2021
Compensation and benefit-related liabilities	$67.7	$68.6
Royalties	30.4	23.0
Current portion of unrecognized tax benefits	89.0	—
Accrued liabilities	77.0	73.3
Rebates payable	100.1	95.3
Marketing fee payable	15.6	15.7
Accounts payable	21.3	19.5
Total accounts payable and accrued liabilities	$401.1	$295.4

10.  DEBT

The Company’s debt consisted of the following as of September 30, 2022 and December 31, 2021 (in millions):

	September 30,	December 31,
	2022	2021
Term Loan Agreement due December 2023, floating rate	$424.7	$159.5
$300 million fixed rate Senior Notes due March 2032, stated rate of 3.000%	295.9	—
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	493.8	493.3
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	647.1	646.5
Revolving Credit Agreement (1)	(1.7)	—
EuroCCP Credit Facility	—	—
Total debt	$1,859.8	$1,299.3

(1) As of September 30, 2022 there was no balance drawn from the Revolving Credit Agreement (as defined below). The above represents the debt issuance costs related to the amendment of the Revolving Credit Agreement (as defined below).

As described below in further detail, on April 29, 2022 and May 31, 2022, the Company borrowed $190 million and $175 million, respectively, under the Term Loan Agreement (as defined below), in order to fund portions of the acquisitions of ErisX, which was subsequently rebranded to Cboe Digital, and NEO. On each of August 25, 2022 and September 22, 2022, the Company repaid $50 million of outstanding indebtedness under the Term Loan Agreement, totaling $100 million repaid during the three months ended September 30, 2022.

Term Loan Agreement

On March 22, 2018, the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”). The Term Loan Agreement matures on December 15, 2023 and initially provided for a senior unsecured term loan facility in an aggregate principal amount of $300 million, which amount was later increased to allow for an additional draw of $110 million on June 25, 2021 in order to fund a portion of the acquisition of Cboe Asia Pacific (formerly Chi-X Asia Pacific Holdings Limited) and was increased on March 29, 2022 to allow for additional delayed draws of $190 million on April 29, 2022 to fund a portion of the Cboe Digital (formerly ErisX) acquisition, and $175 million on May 31, 2022 to fund a portion of the NEO acquisition. On each of August 25, 2022 and September 22, 2022, the Company repaid $50 million of outstanding indebtedness under the Term Loan Agreement, for a total of $100 million repaid during the three months ended September 30, 2022.

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

The Term Loan Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default, including cross-defaults from the Company’s other indebtedness, and indemnification provisions in favor of the lenders thereunder. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Term Loan Agreement, be increased to 4.25 to 1.00 or 4.00 to 1.00 (from 3.50 to 1.00) for four consecutive fiscal quarters following certain acquisitions, provided this increase may be made only once and at the time it exercises such financial covenant step-up, the Company shall be exercising a like step-up under its revolving credit facility. At September 30, 2022, the Company was in compliance with these covenants and did not exercise financial covenant step-up.

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

On March 16, 2022, the Company issued $300 million aggregate principal amount of 3.000% Senior Notes due 2032 (“3.000% Senior Notes” and, together with the 1.625% Senior Notes and the 3.650% Senior Notes, the "Senior Notes"). The form and terms of the 3.000% Senior Notes were established pursuant to an Officer’s Certificate, dated as of March 16, 2022, supplementing the Indenture. The Company used the net proceeds from the 3.000% Senior Notes, together with cash on hand, and the proceeds of additional borrowings, to partially fund its acquisition of ErisX, which was subsequently rebranded to Cboe Digital. The 3.000% Senior Notes mature on March 16, 2032 and bear interest at the rate of 3.000% per annum, payable semi-annually in arrears on March 16 and September 16 of each year, commencing September 16, 2022.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At September 30, 2022, the Company was in compliance with these covenants.

Revolving Credit Agreement

On February 25, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which amended and restated the prior revolving credit agreement.

The Revolving Credit Agreement provides for a senior unsecured $400 million three-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $200 million, for a total of $600 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of September 30, 2022, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of September 30, 2022, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at September 30, 2022, $400 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on February 25, 2027, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.25 to 1.00 on one occasion and 4.00 to 1.00 on another occasion, in each case, for four consecutive fiscal quarters; provided that, prior to the exercise of the second such financial covenant step-up, the maximum consolidated leverage ratio shall have returned to a level of 3.50 to 1.00 for at least two consecutive fiscal quarters. At September 30, 2022, the Company was in compliance with these covenants and did not exercise financial covenant step-up.

EuroCCP Credit Facility

On July 1, 2020, EuroCCP, as borrower, the Company, as guarantor, entered into a Facility Agreement (the “Facility” or “EuroCCP Credit Facility”) with Bank of America Merrill Lynch International Designated Activity Company, as co-

ordinator, facility agent, lender, sole lead arranger and sole bookrunner, Citibank N.A., as security agent, and certain other lenders named therein. The Facility was further amended and restated, as described below.

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

As of September 30, 2022, no borrowings were outstanding under the Facility. Accordingly, at September 30, 2022, €1.25 billion of borrowing capacity was available for the purposes permitted by the Facility. At September 30, 2022, the Company and EuroCCP were in compliance with applicable covenants.

Small Business Administration’s Paycheck Protection Program

On May 1, 2020, Cboe Digital (formerly ErisX) received $1.3 million of proceeds from a loan issued under either the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") under section 7(a)(36) of the Small Business Act or the SBA's Paycheck Protection Program Second Draw Loans under Section 7(a)(37) of the SBA. On May 26, 2022, the PPP loan was forgiven and no further balance is due.

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the Senior Notes as of September 30, 2022 are as follows (in millions):

Remainder of 2022	$—
2023	425.0
2024	—
2025	—
2026	—
Thereafter	1,450.0
Principal amounts repayable	1,875.0
Debt issuance costs	(9.0)
Unamortized discounts on notes	(6.2)
Total debt outstanding	$1,859.8

Interest expense recognized on the Term Loan Agreement, the Senior Notes, and the Revolving Credit Agreement is included in interest expense, net in the condensed consolidated statements of income. The Company is also obligated to pay commitment fees under the terms of the Revolving Credit Agreement, Term Loan Agreement and Facility, which are also included in interest expense, net. Interest expense, net recognized in the condensed consolidated statements of income for the three months and nine months ended September 30, 2022 and 2021 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Components of interest expense:
Contractual interest	$15.5	$11.3	$41.1	$34.7
Amortization of debt discount and issuance costs	0.6	0.4	1.8	1.8
Interest expense	$16.1	$11.7	$42.9	$36.5
Interest income	(0.8)	—	(2.2)	(0.2)
Interest expense, net	$15.3	$11.7	$40.7	$36.3

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET

The following represents the changes in accumulated other comprehensive income (loss), net by component (in millions):

	Foreign			Total Accumulated
	Currency	Unrealized		Other
	Translation	Investment	Post-Retirement	Comprehensive
	Adjustment	Loss	Benefits	Income (Loss), Net
Balance at December 31, 2021	$55.4	$(0.1)	$0.3	$55.6
Other comprehensive loss	(159.0)	(0.4)	—	(159.4)
Balance at September 30, 2022	$(103.6)	$(0.5)	$0.3	$(103.8)

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

EuroCCP only assumes the guarantor role if it has an equal and offsetting claim against a clearing participant. For the period ended September 30, 2022, there have been no events of default for which a liability is required to be recognized in accordance with GAAP.

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

The following tables present the Company’s total clearing participant deposits as of September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$902.9	$593.7	$1,496.6
Clearing funds	107.5	36.3	143.8
Interoperability funds (1)	849.2	189.1	1,038.3
Total	$1,859.6	$819.1	$2,678.7

	December 31, 2021
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$600.0	$287.0	$887.0
Clearing funds	145.9	41.9	187.8
Interoperability funds (1)	423.3	92.6	515.9
Total	$1,169.2	$421.5	$1,590.7

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

Cboe Clear Digital

Cboe Clear Digital is a digital asset clearinghouse and central counterparty that provides clearing and settlement of digital asset trades. Cboe Clear Digital clears cryptocurrencies from 51 U.S. jurisdictions authorized by license or not subject to licensing. Cboe Clear Digital performs a guarantee function whereby Cboe Clear Digital helps to ensure that the obligations of the transactions it clears are fulfilled. Cboe Clear Digital attempts to mitigate this risk by performing internal compliance and due diligence procedures as well as implementing internal risk controls. Cboe Clear Digital 's due diligence procedures include review of the personal and corporate information, financial position of the member participant, and monitoring of Cboe Clear Digital's risk exposure thresholds. As of September 30, 2022, Cboe Clear Digital does not expect a material loss concerning credit risk on any member participant. The Company includes customer cash deposits on the condensed consolidated balance sheets in margin deposits and clearing funds and includes customer digital assets on the condensed consolidated balance sheets in digital assets - safeguarded assets, with a corresponding offset in digital assets - safeguarded liabilities. Additional details on safeguarded digital assets held can be found in Note 1 (“Organization and Basis of Presentation”).

The table below presents the Company’s cash deposits and safeguarded digital assets held on behalf of its customers for the purposes of supporting clearing transactions as of September 30, 2022 (in millions):

September 30, 2022
Customer bank deposits	$18.9
Digital assets - safeguarded assets	24.0
Total	$42.9

The following table depicts the Company’s valuation of digital assets – safeguarded assets and safeguarded liabilities as of September 30, 2022:

Digital Asset	Number of Units	Valuation per Unit	Fair Value (in millions)
Bitcoin	709	$19,427	$13.8
Ethereum	5,735	1,332	7.6
Litecoin	14,581	53	0.8
Bitcoin Cash	6,033	122	0.7
USD Coin	1,098,450	1	1.1
Total			$24.0

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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$0.5	$0.5	$—	$—
Canadian short-term investments (1)	1.5	1.5	—	—
Marketable securities (1):
Mutual funds	15.9	15.9	—	—
Money market funds	9.5	9.5	—	—
Digital assets - safeguarded assets	24.0	24.0	—	—
Total assets	$51.4	$51.4	$—	$—
Liabilities:
Contingent consideration liabilities	$47.5	$—	$—	$47.5
Digital assets - safeguarded liabilities	24.0	24.0	—	—
Total liabilities	$71.5	$24.0	$—	$47.5

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$9.1	$9.1	$—	$—
Marketable securities (1):
Mutual funds	18.4	18.4	—	—
Money market funds	9.6	9.6	—	—
Total assets	$37.1	$37.1	$—	$—
Liabilities:
Contingent consideration liabilities	$70.5	$—	$—	$70.5
Total liabilities	$70.5	$—	$—	$70.5
(1)	These amounts are reflected within financial investments in the condensed consolidated balance sheets.

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Financial Investments

Financial investments consist of highly liquid U.S. Treasury securities, Canadian short-term fixed income securities and ETFs, and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of financial investments for the period ended September 30, 2022. See Note 15 (“Employee Benefit Plans”) for more information.

Digital Assets – Safeguarded Assets and Liabilities

Digital assets – safeguarded assets and liabilities consist of Bitcoin, Ethereum, Litecoin, Bitcoin Cash, and USD Coin. The Company has determined the principal marketplace for digital assets to be the spot market of Cboe Digital Exchange, LLC (“Cboe Digital Exchange”). The Company valued digital assets – safeguarded assets, and digital assets - safeguarded liabilities by using the closing prices at 4:00pm Central Standard Time on Cboe Digital Exchange’s spot market (“Cboe Digital spot market”) as of September 30, 2022. These inputs are categorized in the fair value hierarchy as Level 1 as the marketplace is considered active. See Note 12 (“Clearing Operations”) for additional details regarding digital assets held.

Contingent Consideration Liabilities

In connection with the acquisitions of Hanweck Associates, LLC (“Hanweck”), MATCHNow, Cboe Asia Pacific, and NEO, as well as the acquisition of assets of FT Providers, LLC (“FT Options”) and Trade Alert, LLC (“Trade Alert”), the Company entered into contingent consideration arrangements with the sellers. The total fair value of the liabilities at September 30, 2022 was $47.5 million. That value is based on the Company’s estimate of the likelihood that certain performance targets in the respective acquisition agreements are expected to be accomplished. See Note 3 (“Acquisitions”) for more information on the adjustment to contingent consideration liabilities during the three months ended September 30, 2022. In connection with the contingent consideration arrangements, the Company paid a total of $7.3 million in contingent consideration to the sellers of MATCHNow and to the sellers of Cboe Asia Pacific during the three months ended September 30, 2022. Because the fair value measurements relating to the contingent consideration liabilities are subject to management judgment, measurement uncertainty is inherent in the valuation of the contingent consideration liabilities as of the reporting date. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of September 30, 2022.

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

The Company performed impairment testing during the quarter ended June 30, 2022, as there were market events that indicated it was more likely than not that these assets were impaired, resulting in the recognition of an impairment charge to goodwill related to Cboe Digital. Subsequently, the Company concluded that the indicators of impairment observed during the quarter ended June 30, 2022, continued to be relevant and recorded additional goodwill impairment in the condensed consolidated statements of income for the three months ended September 30, 2022. See Note 8 (“Goodwill, Intangible Assets, net, and Digital Assets Held”) for more information on the impairment.

Equity investments without readily determinable fair values that are valued using the measurement alternative are measured at fair value on a non-recurring basis. See Note 4 (“Investments”) for more information. During the nine months ended September 30, 2022, the Company recorded an impairment charge on its investment in American Financial Exchange, LLC. No other observable transactions or impairments materially impacted the measurements of the investments accounted for as other equity investments. See Note 4 (“Investments”) for more information.

Fair Value of Assets and Liabilities

The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company, with the exception of debt and digital assets held which are presented at its carrying value, as of September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$0.5	$0.5	$—	$—
Canadian short-term investments (1)	1.5	1.5	—	—
Deferred compensation plan assets (1)	25.4	25.4	—	—
Digital assets - safeguarded assets	24.0	24.0	—	—
Digital assets held (2)	0.9	0.9	—	—
Total assets	$52.3	$52.3	$—	$—
Liabilities:
Contingent consideration liabilities	$47.5	$—	$—	$47.5
Deferred compensation plan liabilities (3)	25.4	25.4	—	—
Digital assets - safeguarded liabilities	24.0	24.0	—	—
Debt	1,859.8	—	1,859.8	—
Total liabilities	$1,956.7	$49.4	$1,859.8	$47.5

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$9.1	$9.1	$—	$—
Deferred compensation plan assets (1)	28.0	28.0	—	—
Total assets	$37.1	$37.1	$—	$—
Liabilities:
Contingent consideration liabilities	$70.5	$—	$—	$70.5
Deferred compensation plan liabilities (3)	28.0	28.0	—	—
Debt	1,299.3	—	1,299.3	—
Total liabilities	$1,397.8	$28.0	$1,299.3	$70.5
(1)	These amounts are reflected within financial investments in the condensed consolidated balance sheets.
(2)	These amounts are reflected within intangible assets, net in the condensed consolidated balance sheets.
(3)	These amounts are reflected within other non-current liabilities in the condensed consolidated balance sheets.

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

At September 30, 2022 and December 31, 2021, the fair values of the Company’s debt obligations were as follows (in millions):

	Fair Value
	September 30, 2022	December 31, 2021
Term Loan Agreement	$411.5	$160.1
3.650% Senior Notes	613.8	702.6
1.625% Senior Notes	382.4	470.9
3.000% Senior Notes	249.8	—

Digital Assets Held

Digital assets held, which are included within intangible assets, net in the condensed consolidated balance sheets, are valued following a review of exchange prices for each specific digital asset throughout the period ended September 30, 2022. The Company will impair to the lowest observable value during the period for each digital asset type in accordance with Cboe Digital’s policy, which states that the Company values digital assets held by using the closing prices at 4:00pm Central Standard Time on Cboe Digital Exchange’s spot market, which the Company determined is the principal marketplace for digital assets. As part of Cboe Digital’s pricing policy, the closing price on Cboe Digital’s spot market is compared to three other exchanges (Coinbase, Bitstamp, and Kraken) to assess for reasonableness. These inputs are categorized in the fair value hierarchy as Level 1 as the marketplace is considered active.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three and nine months ended September 30, 2022 (in millions):

	Level 3 Financial Liabilities for the Three Months Ended September 30, 2022
	Balance at	Realized (Gains)				Foreign	Balance at
	Beginning of	Losses during				Currency	End of
	Period	Period	Adjustments	Additions	Settlements	Translation	Period
Liabilities
Contingent consideration liabilities	$102.1	$—	$(46.6)	$—	$(7.3)	$(0.7)	$47.5
Total liabilities	$102.1	$—	$(46.6)	$—	$(7.3)	$(0.7)	$47.5

	Level 3 Financial Liabilities for the Nine Months Ended September 30, 2022
	Balance at	Realized (Gains)				Foreign	Balance at
	Beginning of	Losses during				Currency	End of
	Period	Period	Adjustments	Additions	Settlements	Translation	Period
Liabilities
Contingent consideration liabilities	$70.5	$—	$(46.6)	$57.7	$(33.2)	$(0.9)	$47.5
Total liabilities	$70.5	$—	$(46.6)	$57.7	$(33.2)	$(0.9)	$47.5

14.  SEGMENT REPORTING

The Company previously operated as five reportable business segments prior to the quarter ended June 30, 2022. As a result of the acquisition of ErisX, subsequently rebranded to Cboe Digital, as of June 30, 2022, the Company operates as six reportable segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital which is reflective of how the Company's chief operating decision-maker reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). Segment performance is primarily evaluated based on operating income. The Company’s chief operating decision-maker does not use segment-level assets or income and expenses below operating income as key performance metrics; therefore, such information is not presented below. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

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

North American Equities. The North American Equities segment includes listed U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform, and Canadian equities and other transaction services that occur on or through the MATCHNow ATS, and NEO, as of the June 1, 2022 acquisition. The North American Equities segment also includes listing services on NEO Exchange, ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, applicable market data fees generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.

Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, exchange-traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of EuroCCP, as well as the equities transaction services of Cboe Australia and Cboe Japan, operators of trading venues in Australia and Japan, respectively. This segment was previously referred to as the European Equities segment but was updated to the Europe segment in the first quarter of 2021 as a result of the launch of Cboe Europe Derivatives, a pan-European derivatives platform in September 2021. The segment was subsequently updated to Europe and Asia Pacific to reflect the acquisition of Chi-X in July 2021. Cboe Europe operates lit and dark books, a periodic auctions book, and Cboe BIDS Europe, a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019 and based in Amsterdam, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area (“EEA”) symbols. The new Cboe Europe Derivatives venue offers futures and options based on Cboe Europe equity indices. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia and Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.

Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services.

Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX fully electronic trading platform, non-deliverable forward FX transactions (“NDFs”) offered for execution on Cboe SEF and Cboe Swiss, as well as revenue generated from the licensing of proprietary market data and from access and capacity services.

Digital. The Digital segment includes Cboe Digital, an operator of a U.S. based digital asset spot market and a regulated futures exchange, and Cboe Clear Digital, a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services.

Summarized financial data of reportable segments was as follows (in millions):

		North	Europe				Corporate
		American	and Asia				Items and
	Options	Equities	Pacific	Futures	Global FX	Digital	Eliminations	Total
Three Months Ended September 30, 2022
Revenues	$468.9	$418.7	$58.9	$29.3	$17.6	$0.1	$—	$993.5
Operating income (loss)	190.8	38.1	4.9	12.2	1.2	(8.7)	(1.7)	236.8
Three Months Ended September 30, 2021
Revenues	$374.3	$336.3	$61.9	$29.8	$14.5	$—	$—	$816.8
Operating income (loss)	136.5	31.5	12.6	16.3	0.3	—	(6.5)	190.7

		North	Europe				Corporate
		American	and Asia				Items and
	Options	Equities	Pacific	Futures	Global FX	Digital	Eliminations	Total
Nine Months Ended September 30, 2022
Revenues	$1,329.7	$1,275.2	$204.9	$92.1	$51.7	$0.2	$—	$2,953.8
Operating income (loss)	531.6	109.3	36.5	44.5	6.3	(482.3)	(6.8)	239.1
Nine Months Ended September 30, 2021
Revenues	$1,106.7	$1,215.8	$172.8	$89.7	$43.1	$—	$0.3	$2,628.4
Operating income (loss)	390.4	114.0	40.4	49.1	1.9	—	(10.5)	585.3

15.  EMPLOYEE BENEFIT PLANS

Eligible U.S. employees, which includes employees of Cboe Digital (formerly ErisX), as of the acquisition date, are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under the Internal Revenue Code. The Deferred Compensation Plan assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $25.4 million and $28.0 million at September 30, 2022, and December 31, 2021, respectively. Although the value of the plan is recorded in financial investments on the condensed consolidated balance sheets, there is an equal and offsetting liability in other non-current liabilities. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both other expense, net and compensation and benefits expense in the condensed consolidated statements of income. The Company contributed $4.6 million and $3.6 million to the defined contribution plans for the three months ended September 30, 2022, and 2021, respectively, and $10.7 million and $8.6 million to the defined contribution plans for the nine months ended September 30, 2022 and 2021, respectively.

Eligible employees outside of the U.S., which includes employees of Cboe Europe, Cboe NL, EuroCCP, MATCHNow, BIDS, Cboe Asia Pacific, and NEO, as of the respective acquisition dates, are eligible to participate in various employee-selected stakeholder contribution plans or plans covered by local jurisdictions or by applicable laws. The Company’s contribution amounted to $0.7 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $2.3 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

16.  REGULATORY CAPITAL

As broker-dealers registered with the SEC, Cboe Trading, BIDS Trading, and Cboe Fixed Income Markets are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading, BIDS Trading, and Cboe Fixed Income Markets compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of September 30, 2022, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. As a broker dealer in its first 12 months of operations, Cboe Fixed Income

Markets was required to maintain net capital equal to the greater of 12.5% of aggregate indebtedness items, as defined, or $5.0 thousand.

As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at September 30, 2022, or the summation of the credit risk, market risk and fixed overheads requirements, as defined.

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

As a designated contract organization regulated by the CFTC, Cboe Digital Exchange, LLC is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. The amounts presented below represent the greater of the two capital adequacy requirements.

As a derivatives clearing organization regulated by the CFTC, Cboe Clear Digital, LLC is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. The amounts presented below represent the greater of the two capital adequacy requirements.

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

The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of September 30, 2022 (in millions):

			Minimum
Subsidiary	Regulatory Authority	Actual	Requirement
Cboe Trading	FINRA/SEC	$10.1	$1.2
BIDS Trading	FINRA/SEC	7.9	0.2
Cboe Fixed Income Markets	FINRA/SEC	4.8	0.4
Cboe Europe	FCA	44.6	25.5
Cboe Chi-X Europe	FCA	0.2	0.1
Cboe NL	Dutch Authority for Financial Markets	9.5	5.5
EuroCCP	DNB	56.0	36.2
MATCHNow	IIROC	4.2	0.2
CFE	CFTC	60.3	48.0
SEF	CFTC	2.5	0.9
Cboe Digital Exchange	CFTC	18.9	4.1
Cboe Clear Digital	CFTC	21.5	3.9
Cboe Australia	ASIC	8.5	3.9
Cboe Japan	JFSA	13.5	2.7

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

The Company recognized stock-based compensation expense of $7.0 million and $5.5 million for the three months ended September 30, 2022 and 2021, respectively, and $23.1 million and $22.7 million for the nine months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income.

The activity in the Company’s restricted stock, consisting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the nine months ended September 30, 2022 was as follows:

RSAs and RSUs

The following table summarizes RSA and RSU activity during the nine months ended September 30, 2022:

		Weighted
	Number of	average grant
	Shares	date fair value
Nonvested stock at December 31, 2021	443,319	$99.22
Granted	364,460	119.93
Vested	(199,664)	99.70
Forfeited	(49,991)	105.43
Nonvested stock at September 30, 2022	558,124	$112.02

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

During the nine months ended September 30, 2022, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 68,214 shares of common stock totaling $8.1 million as the result of the vesting of 181,780 shares of restricted stock.

PSUs

The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the nine months ended September 30, 2022:

		Weighted
	Number of	average grant
	Shares	date fair value
Nonvested stock at December 31, 2021	152,410	$108.41
Granted	64,668	141.41
Vested	(16,834)	96.00
Forfeited	(33,542)	95.40
Nonvested stock at September 30, 2022	166,702	$125.08

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

In the nine months ended September 30, 2022, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 5,245 shares of common stock totaling $0.6 million as the result of the vesting of 16,834 shares of performance stock.

As of September 30, 2022, there were $45.0 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 2.0 years.

Employee Stock Purchase Plan

In May 2018, the Company’s stockholders approved an Employee Stock Purchase Plan, (“ESPP”), under which a total of 750,000 shares of the Company’s common stock will be made available for purchase to employees. The ESPP is a broad-based plan that permits employees to contribute up to 10% of wages and base salary to purchase shares of the Company’s common stock at a discount, subject to applicable annual Internal Revenue Service limitations. Under the ESPP, a participant may not purchase more than a maximum of 312 shares of the Company’s common stock during any single offering period. No participant may accrue options to purchase shares of the Company’s common stock at a rate that exceeds $25,000 in fair market value of the Company’s common stock (determined at the time such options are granted) for each calendar year in which such rights are outstanding at any time. The exercise price per share of common stock shall be 85% following September 15, 2022 and 90% prior to September 15, 2022 (for eligible U.S. employees) or 85% (for eligible international employees) of the lesser of the fair value of the stock on the first day of the applicable offering period or the applicable exercise date.

The Company records compensation expense over the offering period related to the discount that is given to employees, which totaled $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021. As of September 30, 2022, 617,805 shares were reserved for future issuance under the ESPP.

18. EQUITY

Common Stock

The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of September 30, 2022, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 108,412,582 and 106,082,175 shares were issued and outstanding, respectively. As of December 31, 2021, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 108,159,319 and 106,646,498 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.

Common Stock in Treasury, at Cost

The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are retired or they are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. When treasury shares are retired, they are removed from the common stock in treasury balance. The Company held 2,330,407 and 1,512,821 shares of common stock in treasury as of September 30, 2022 and December 31, 2021, respectively.

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

On August 16, 2022, President Biden signed into law H.R. 5376 (commonly known as the “Inflation Reduction Act of 2022” or simply the “IRA”). Tax measures contained in the new law include, among other items, an excise tax of 1% on corporate stock buy-backs. The IRA imposes a new 1% excise tax on repurchases of stock by domestic corporations with stock traded on an established securities market. The amount on which the tax is imposed is reduced by the value of any stock issued by such corporation during the tax year and the tax generally applies to stock buy-back transactions occurring after December 31, 2022. This new tax is not expected to result in a material impact to the Company.

The Company did not repurchase shares under the Company’s share repurchase program during the three months ended September 30, 2022 and 2021, respectively.

Since inception of the program through September 30, 2022, the Company has repurchased 18,816,256 shares of common stock at an average cost per share of $69.98, totaling $1.3 billion.

As of September 30, 2022 and 2021, the Company had $233.3 million and $318.9 million of availability remaining under its existing share repurchase authorizations, respectively.

Purchase of Common Stock from Employees

The Company purchased 1,260 and 1,462 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $120.82 and $124.14 during the three months ended September 30, 2022, and 2021, respectively. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards, restricted stock units, and performance share awards.

Preferred Stock

The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of September 30, 2022, and December 31, 2021, the Company had no shares of preferred stock issued or outstanding.

Dividends

During the three months ended September 30, 2022, the Company declared and paid cash dividends per share of $0.50 for an aggregate payout of $53.4 million. During the three months ended September 30, 2021, the Company declared and paid cash dividends per share of $0.48 for an aggregate payout of $51.5 million.

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

19.  INCOME TAXES

The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. The effective tax rate from continuing operations was 34.4% and 30.7% for the three months ended September 30, 2022 and 2021, respectively, and 61.8% and 33.5% for the nine months ended September 30, 2022 and 2021, respectively.

The higher effective tax rate for the three months ended September 30, 2022 compared to the same period in 2021 is primarily due to an increase in the reserves for unrecognized tax benefits.

The higher effective tax rate in the nine months ended September 30, 2022 compared to the same period in 2021 is primarily due to the derecognition of the Company’s Section 199 tax benefits for tax years 2008 through 2016 upon the unfavorable decision by the United States Tax Court in the matter of Bats Global Markets Holdings, Inc. and Subsidiaries v. Commissioner of Internal Revenue, on March 31, 2022.

The Company petitioned the U.S. Tax Court on January 13, 2017, May 7, 2018, and November 29, 2018 for a redetermination of IRS notices of deficiency for Cboe and certain of its subsidiaries for tax years 2011 through 2015 related to its Section 199 claims. These petitions resulted in the establishment of three cases before the U.S. Tax Court. The Company also filed a complaint on October 9, 2018 with the Court of Federal Claims for a refund of Section 199 claims related to tax years 2008 through 2010, resulting in the establishment of a single case before the Court of Federal Claims.

The first case that went to trial involved certain subsidiaries related to electronic trading for tax years 2011 through 2013. The U.S. Tax Court held the trial remotely from May 24, 2021 to June 1, 2021. On March 31, 2022, the U.S. Tax Court issued its decision rejecting the Company’s basis for its Petition (the “Opinion”). On May 26, 2022, the U.S. Tax Court entered its decision, which gave effect to the Opinion. The Company filed a notice of appeal with the U.S. Court of Appeals for the 10th Circuit on August 12, 2022. The Company filed its opening brief on September 28, 2022, and briefing is underway. Two cases remain pending in U.S. Tax Court and the case before the Court of Federal Claims also remains pending. Trial dates in those cases have not been established. One of the two cases pending before the U.S. Tax court involves certain Company subsidiaries (other than those that were involved in the first case that went to trial) but also for tax years 2011 through 2013. The IRS filed a motion for partial summary judgment on August 26, 2022, and briefing is underway.

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

On August 16, 2022, President Biden signed into law H.R. 5376 (commonly called the “Inflation Reduction Act of 2022” or simply the “IRA”). Tax measures contained in the new law include, among other items, a corporate alternative minimum tax of 15%. The new 15% corporate alternative minimum tax is based on the “adjusted financial statement income” of certain large corporations reporting at least $1 billion average adjusted pre-tax net income on their consolidated financial statements for tax years beginning after December 31, 2022. This new tax is not expected to result in a material impact to the Company.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings per share numerator:
Net income	$150.2	$120.4	$75.3	$363.1
Net income allocated to participating securities	(0.6)	(0.4)	(0.6)	(1.1)
Net income allocated to common stockholders	$149.6	$120.0	$74.7	$362.0
Basic earnings per share denominator:
Weighted average shares outstanding	106.2	106.8	106.4	107.0
Basic earnings per share	$1.41	$1.12	$0.70	$3.38

Diluted earnings per share numerator:
Net income	$150.2	$120.4	$75.3	$363.1
Net income allocated to participating securities	(0.6)	(0.4)	(0.6)	(1.1)
Net income allocated to common stockholders	$149.6	$120.0	$74.7	$362.0
Diluted earnings per share denominator:
Weighted average shares outstanding	106.2	106.8	106.4	107.0
Dilutive potential common shares outstanding	0.2	0.2	0.2	0.2
Total dilutive weighted average shares	106.4	107.0	106.6	107.2
Diluted earnings per share	$1.41	$1.12	$0.70	$3.38

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share.

21.  COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Legal Proceedings

As of September 30, 2022, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of September 30, 2022, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.

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

On May 19, 2020, plaintiffs filed a notice of appeal with the Court of Appeals for the Seventh Circuit (“7th Circuit”), seeking to appeal the April 21, 2020 order granting the entry of partial final judgment and both orders granting the Company’s motions to dismiss entered on May 29, 2019 and January 27, 2020. On June 29, 2020, plaintiffs filed their opening brief with the 7th Circuit, on August 28, 2020 the Company filed its opposition brief with the 7th Circuit, on September 7, 2020, CME Group Inc., Intercontinental Exchange, Inc. and National Futures Association filed an amici curiae brief in support of the Company on the Commodity Exchange Act’s Bad Faith standard with the 7th Circuit and on October 16, 2020, plaintiffs filed their reply brief with the 7th Circuit. Oral arguments were held remotely on November 30, 2020. On July 27, 2022, as amended on July 28, 2022, the 7th Circuit issued its decision affirming the dismissal of all counts against the Company by the federal district court for the Northern District of Illinois. Plaintiffs had until August 10, 2022 to petition the 7th Circuit for a rehearing en banc. Plaintiffs did not file a petition by this deadline. Plaintiffs had until October 25, 2022, to file a petition for writ of certiorari with the U.S. Supreme Court. Plaintiffs did not file a petition by this deadline. This case is now concluded.

Other

As self-regulatory organizations under the jurisdiction of the SEC, Cboe Options, C2, BZX, BYX, EDGX and EDGA are subject to routine reviews and inspections by the SEC. As a designated contract market under the jurisdiction of the

CFTC, CFE, and Cboe Digital Exchange are subject to routine rule enforcement reviews and examinations by the CFTC. As a derivatives clearing organization under the jurisdiction of the CFTC, Cboe Clear Digital is also subject to routine examinations by the CFTC. Cboe Clear Digital is also subject to routine audits and examinations by state regulators. Cboe SEF, LLC is a swap execution facility registered with the CFTC and subject to routine rule enforcement reviews and examinations by the CFTC. Cboe Trading and BIDS Trading are subject to reviews and inspections by FINRA. The Company has from time to time received inquiries and investigative requests from the SEC’s Office of Compliance Inspections and Examinations and the CFTC’s Division of Market Oversight as well as the SEC Division of Enforcement and CFTC Division of Enforcement seeking information about the Company’s compliance with its obligations as a self-regulatory organization under the federal securities laws and Commodity Exchange Act as well as members’ compliance with the federal securities laws and Commodity Exchange Act.

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

Cboe Digital has committed to securely store all crypto assets it holds on behalf of users. As such, Cboe Digital may be liable to its users for losses arising from theft or loss of user private keys. Cboe Digital has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial private keys to minimize the risk of theft or loss. There were no loss events impacting safeguarded assets caused by the theft or loss of digital asset user private keys as of September 30, 2022. Since the risk of loss is remote, the Company had not recorded a liability at September 30, 2022.

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

See also Note 19 (“Income Taxes”).

Contractual Obligations

The Company has contractual obligations related to licensing agreements with various licensors, some of which included fixed fees and/or variable fees calculated using agreed upon contracted rates and reported cleared volumes. Certain licensing agreements contain annual minimum fee requirements that total between $14.5 and $16.0 million each year for the next five years. NEO has purchase obligations primarily related to software development activities of $1.5 million in total over the next four years.

See Note 12 (“Clearing Operations”) for information on the clearinghouse exposure guarantees for EuroCCP and Cboe Digital.

See Note 22 (“Leases”) for information on lease obligations.

22. LEASES

The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of September 30, 2022. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the three months ended September 30, 2022, $0.9 million of right of use assets and $0.9 million of lease liabilities were added related to new operating leases.

In October 2021, the Company signed a new lease to secure approximately 29,500 square feet of office space in Amsterdam. The initial term of the lease is 120 months from the accounting commencement date, February 1, 2022. The Company has the option to renew the lease term for an additional 60 months. The total legally binding minimum lease payments for this lease are approximately $9.2 million.

The following table presents the supplemental balance sheet information related to leases as of September 30, 2022 and December 31, 2021, respectively (in millions):

	September 30,	December 31,
	2022	2021
Operating lease right of use assets	$114.2	$110.1
Total leased assets	$114.2	$110.1

Accrued liabilities	$18.2	$15.6
Non-current operating lease liabilities	131.8	129.2
Total leased liabilities	$150.0	$144.8

The following table presents operating lease costs and other information as of and for the three and nine months ended September 30, 2022 and 2021, respectively (in millions, except as stated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs (1)	$7.6	$6.7	$22.8	$19.2

Lease term and discount rate information:
Weighted average remaining lease term (years)			10.4	11.2
Weighted average discount rate			3.1%	3.3%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities	$5.0	$4.5	$15.8	$13.1
Right of use assets obtained in exchange for lease liabilities	0.9	3.3	22.5	14.0
(1)	Includes short-term lease and variable lease costs, which are immaterial.

The maturities of the lease liabilities are as follows as of September 30, 2022 (in millions):

September 30,
2022
Remainder of 2022	$5.3
2023	21.9
2024	16.4
2025	15.3
2026	16.3
After 2026	104.7
Total lease payments (1)	$179.9
Less: Interest	(29.9)
Present value of lease liabilities	$150.0
(1)	Total lease payments include $20.4 million related to options to extend lease terms that are reasonably certain of being exercised.

23.  SUBSEQUENT EVENTS

There have been no subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the nine months ended September 30, 2022.

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

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest stock exchanges by value traded in Europe, and owns EuroCCP, a leading pan-European equities and derivatives clearinghouse, BIDS Trading, a leading block-trading ATS by volume in the U.S., MATCHNow, a leading equities ATS in Canada, Cboe Australia, an operator of trading venues in Australia, and Cboe Japan, an operator of trading venues in Japan. Cboe also is a leading market globally for exchange-traded products (“ETPs”) listings and trading. On May 2, 2022, the Company completed its acquisition of ErisX, subsequently rebranded to Cboe Digital, an operator of a U.S. based digital asset spot market, a regulated futures exchange and a regulated clearinghouse. On June 1, 2022, the Company completed its acquisition of NEO, which is a fintech organization that is comprised of a fully registered Canadian securities exchange.

The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Hong Kong, Kansas City, London, Manila, New York, San Francisco, Sarasota Springs, Singapore, Sydney, Tokyo, and Toronto.

Recent Developments

Acquisition of Cboe Digital

On October 20, 2021, the Company announced it entered into a definitive agreement to acquire ErisX, which was subsequently rebranded Cboe Digital. Cboe Digital operates a U.S. based digital asset spot market, a regulated futures exchange, and a regulated clearinghouse. Ownership of Cboe Digital allows the Company to enter the digital asset spot and derivatives marketplaces through a digital-first platform developed with industry partners to focus on robust regulatory compliance, data and transparency. The transaction closed on May 2, 2022.

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

Business Segments

The Company previously operated as five reportable business segments prior to the quarter ended June 30, 2022. As a result of the ErisX acquisition during the quarter ended June 30, 2022, which was subsequently rebranded to Cboe Digital. the Company operates as six reportable segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital, which is reflective of how the Company's chief operating decision-maker reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). Segment performance is primarily evaluated based on operating income (loss). The Company’s chief operating decision-maker does not use segment-level assets or income and expenses below operating income (loss) as key performance metrics; therefore, such information is not presented below. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

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

North American Equities. The North American Equities segment includes listed U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform, and Canadian equities and other transaction services that occur on or through the MATCHNow ATS, and NEO, as of the June 1, 2022 acquisition. The North American Equities segment also includes listing services on NEO Exchange, ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, applicable market data fees generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.

Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, exchange-traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of EuroCCP, as well as the equities transaction services of Cboe Australia and Cboe Japan, operators of trading venues in Australia and Japan, respectively. This segment was previously referred to as the European Equities segment but was updated to the Europe segment in the first quarter of 2021 as a result of the launch of Cboe Europe Derivatives, a pan-European derivatives platform in September 2021. The segment was subsequently updated to Europe and Asia Pacific to reflect the acquisition of Chi-X in July 2021. Cboe Europe operates lit and dark books, a periodic auctions book, and Cboe BIDS Europe, a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019 and based in Amsterdam, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area (“EEA”) symbols. The new Cboe Europe Derivatives venue offers futures and options based on Cboe Europe equity indices. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia, and Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.

Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services.

Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX fully electronic trading platform, non-deliverable forward FX transactions (“NDFs”) offered for execution on Cboe SEF and Cboe Swiss, as well as revenue generated from the licensing of proprietary market data and from access and capacity services.

Digital. The Digital segment includes Cboe Digital, an operator of a U.S. based digital asset spot market and a regulated futures exchange, and Cboe Clear Digital, a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services.

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

Routing and Clearing

Various rules require that U.S. options and equities trade executions occur at the NBBO displayed by any exchange. Linkage order routing consists of the cost incurred to provide a service whereby Cboe equities and options exchanges deliver orders to other execution venues when there is a potential for obtaining a better execution price or when instructed to directly route an order to another venue by the order provider. The service affords exchange order flow providers an opportunity to obtain the best available execution price and may also result in cost benefits to those clients. Such an offering improves our competitive position and provides an opportunity to attract orders which would otherwise bypass our exchanges. We utilize third-party brokers or our broker-dealer, Cboe Trading, to facilitate such delivery. Also included within routing and clearing are the Order Management System and Execution Management System (“OMS” and “EMS”, respectively) fees incurred for U.S. Equities Off-Exchange order execution, as well as settlement costs incurred for the settlement process executed by EuroCCP and Cboe Clear Digital.

Section 31 Fees

Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA as well as CFE to the extent that CFE offers trading in security futures products) are assessed fees pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat these fees as a pass-through charge to customers executing eligible listed equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as regulatory transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. Cboe Trading, Cboe Europe, Cboe NL, BIDS, MATCHNow, Cboe FX, Cboe Australia, Cboe Japan, Cboe Digital, and NEO are not U.S. national securities exchanges, and accordingly are not charged Section 31 fees.

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

Components of Operating Expenses

Compensation and Benefits

Compensation and benefits represent our largest expense category and tends to be driven by our staffing requirements, financial performance, and the general dynamics of the employment market. Stock-based compensation is a non-cash expense related to equity awards. Stock-based compensation can vary depending on the quantity and fair value of the award on the date of grant and the related service period.

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

Acquisition-Related Costs

Acquisition-related costs relate to acquisitions and other strategic opportunities. The acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance and retention costs, capitalized software and facilities, and other external costs directly related to the mergers and acquisitions.

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

The following summarizes changes in financial performance for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. “YTD” represents the nine-month periods ended September 30, 2022 and 2021, respectively:

Total Revenues (in millions)

$2,953.8
$2,628.4
YTD 2022
YTD 2021

Revenues Less Cost of Revenues (in millions)

$1,284.6
$1,085.6
YTD 2022
YTD 2021

Net Income (in millions)

$75.3
$363.1
YTD 2022
YTD 2021

EBITDA[1]

$359.3
$706.5
YTD 2022
YTD 2021

EBITDA Margin[1]

28.0%
65.1%
YTD 2022
YTD 2021

Adjusted EBITDA[1]

$842.9
$723.4
YTD 2022
YTD 2021

Adjusted EBITDA Margin[1]

65.6%
66.6%
YTD 2022
YTD 2021

Basic Earnings Per Share

$0.70
$3.38
YTD 2022
YTD 2021

Diluted Earnings Per Share

$0.70
$3.38
YTD 2022
YTD 2021

Adjusted Diluted Earnings Per Share[1]

$5.13
$4.36
YTD 2022
YTD 2021

(1)	These are Non-GAAP figures for which reconciliations are provided below.

	Three Months Ended September 30,		Increase/	Percent	Nine Months Ended September 30,		Increase/	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change

	(in millions, except percentages, earnings per share, and as noted below)				(in millions, except percentages, earnings per share, and as noted below)
Total revenues	$993.5	$816.8	$176.7	22%	$2,953.8	$2,628.4	$325.4	12%
Total cost of revenues	551.1	447.3	103.8	23%	1,669.2	1,542.8	126.4	8%
Revenues less cost of revenues	442.4	369.5	72.9	20%	1,284.6	1,085.6	199.0	18%
Total operating expenses	205.6	178.8	26.8	15%	1,045.5	500.3	545.2	109%
Operating income	236.8	190.7	46.1	24%	239.1	585.3	(346.2)	(59)%
Income before income tax provision	229.0	173.8	55.2	32%	197.1	545.9	(348.8)	(64)%
Income tax (benefit) provision	78.8	53.4	25.4	48%	121.8	182.8	(61.0)	(33)%
Net income	$150.2	$120.4	$29.8	25%	$75.3	$363.1	$(287.8)	(79)%
Basic earnings per share	$1.41	$1.12	$0.29	26%	$0.70	$3.38	$(2.67)	(79)%
Diluted earnings per share	1.41	1.12	0.29	26%	0.70	3.38	(2.68)	(79)%
Organic net revenue (1)	437.1	369.5	67.6	18%	1,261.0	1,085.6	175.4	16%
EBITDA (2)	284.7	227.9	56.8	25%	359.3	706.5	(347.2)	(49)%
EBITDA margin (3)	64.4%	61.7%	2.7%	*	28.0%	65.1%	(37.1)%	*
Adjusted EBITDA (2)	$287.1	$239.6	$47.5	20%	$842.9	$723.4	$119.5	17%
Adjusted EBITDA margin (4)	64.9%	64.8%	0.1%	*	65.6%	66.6%	(1.0)%	*
Adjusted earnings (5)	$185.2	$154.9	$30.3	20%	$547.2	$467.1	$80.1	17%
Adjusted earnings margin (5)	41.9%	41.9%	(0.1)%	*	42.6%	43.0%	(0.4)%	*
Diluted weighted average shares outstanding	106.4	107.0	(0.6)	(1)%	106.6	107.2	(0.6)	(1)%
Adjusted Diluted earnings per share (6)	$1.74	$1.45	$0.29	20%	$5.13	$4.36	$0.78	18%

*	Not meaningful

(1)	Organic net revenue is defined as revenues less cost of revenues excluding revenues less cost of revenues of any acquisition that has been owned for less than one year. Revenues from acquisitions that have been owned at least one year are considered organic and are no longer excluded from organic net revenue from either period for comparative purposes. Organic net revenue does not represent, and should not be considered as, an alternative to revenues less cost of revenues, or net revenue, as determined in accordance with GAAP. We have presented organic net revenue because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our operating financial performance before the effects of acquisitions. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate organic net revenue differently than we do. Organic net revenue has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions)		(in millions)
Revenues less cost of revenues	$442.4	$369.5	$1,284.6	$1,085.6
Recent acquisitions:
Acquisition revenues less cost of revenues	$(5.3)	$—	$(23.6)	$—
Organic net revenue	$437.1	$369.5	$1,261.0	$1,085.6

(2)	EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs, impairment of investment, gain on investment, investment establishment costs, impairment of goodwill, and loan forgiveness. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income or loss as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(4)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(5)	Adjusted earnings is defined as net income or loss adjusted for amortization of purchased intangibles, acquisition-related costs, impairment of investment, gain on investment, investment establishment costs, impairment of goodwill, loan forgiveness, tax reserves, and net income or loss allocated to participating securities, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income or loss, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(6)	Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding.

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in millions) for the three months and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,
	2022
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$190.0	$37.4	$2.7	$12.2	$1.0	$(12.0)	$(81.7)	$149.6
Interest (income) expense, net	—	(0.1)	1.7	—	—	—	13.7	15.3
Income tax provision	—	0.7	0.5	—	—	3.3	74.3	78.8
Depreciation and amortization	6.7	17.9	8.6	0.6	5.4	1.8	—	41.0
EBITDA	196.7	55.9	13.5	12.8	6.4	(6.9)	6.3	284.7
Acquisition-related costs	—	0.2	0.9	—	—	0.6	(0.1)	1.6
Impairment of goodwill	—	—	—	—	—	0.8	—	0.8
Adjusted EBITDA	$196.7	$56.1	$14.4	$12.8	$6.4	$(5.5)	$6.2	$287.1

	Three Months Ended September 30,
	2021
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$136.0	$33.3	$6.4	$16.2	$0.3	$—	$(72.2)	$120.0
Interest expense, net	—	—	3.0	—	—	—	8.7	11.7
Income tax (benefit) provision	—	(1.9)	3.1	—	—	—	52.2	53.4
Depreciation and amortization	7.3	18.7	10.0	0.8	6.0	—	—	42.8
EBITDA	143.3	50.1	22.5	17.0	6.3	—	(11.3)	227.9
Acquisition-related costs	—	0.8	0.5	—	—	—	5.4	6.7
Impairment of investment	—	—	—	—	—	—	5.0	5.0
Adjusted EBITDA	$143.3	$50.9	$23.0	$17.0	$6.3	$—	$(0.9)	$239.6

	Nine Months Ended September 30,
	2022
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$530.7	$109.8	$23.8	$44.4	$6.1	$(368.1)	$(272.0)	$74.7
Interest (income) expense, net	—	(0.1)	5.9	—	—	—	34.9	40.7
Income tax (benefit) provision	—	(0.8)	6.4	—	—	(112.9)	229.1	121.8
Depreciation and amortization	19.7	53.7	27.1	2.0	16.6	3.0	—	122.1
EBITDA	550.4	162.6	63.2	46.4	22.7	(478.0)	(8.0)	359.3
Acquisition-related costs	—	3.5	3.0	—	—	8.9	2.5	17.9
Investment establishment costs	—	—	—	—	—	—	3.0	3.0
Gain on investment	—	—	—	—	—	—	(7.5)	(7.5)
Loan forgiveness	—	—	—	—	—	(1.3)	—	(1.3)
Impairment of investment	—	—	—	—	—	—	10.6	10.6
Impairment of goodwill	—	—	—	—	—	460.9	—	460.9
Adjusted EBITDA	$550.4	$166.1	$66.2	$46.4	$22.7	$(9.5)	$0.6	$842.9

	Nine Months Ended September 30,
	2021
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$388.6	$113.6	$21.5	$48.9	$1.8	$—	$(212.4)	$362.0
Interest expense, net	—	—	9.9	—	—	—	26.4	36.3
Income tax provision	—	—	9.7	—	—	—	173.1	182.8
Depreciation and amortization	22.1	56.9	25.9	2.2	18.3	—	—	125.4
EBITDA	410.7	170.5	67.0	51.1	20.1	—	(12.9)	706.5
Acquisition-related costs	0.3	1.4	0.5	—	—	—	9.7	11.9
Impairment of investment	—	—	—	—	—	—	5.0	5.0
Adjusted EBITDA	$411.0	$171.9	$67.5	$51.1	$20.1	$—	$1.8	$723.4

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income allocated to common stockholders	$149.6	$120.0	$74.7	$362.0
Amortization	30.4	31.8	91.1	95.2
Acquisition-related costs	1.6	6.7	17.9	11.9
Investment establishment costs	—	—	3.0	—
Gain on investment	—	—	(7.5)	—
Loan forgiveness	—	—	(1.3)	—
Impairment of investment	—	5.0	10.6	5.0
Impairment of goodwill	0.8	—	460.9	—
Tax reserves	—	—	48.5	—
Tax effect of adjustments	2.9	(8.5)	(149.0)	(24.4)
Deferred tax re-measurements	—	—	—	17.7
Net income allocated to participating securities	(0.1)	(0.1)	(1.7)	(0.3)
Adjusted earnings	$185.2	$154.9	$547.2	$467.1

The following summarizes changes in certain operational and financial metrics for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

Index Options
Average Daily Volume (in millions)
Revenue per contract
2.7
1.9
YTD 2022
YTD 2021
Average Daily Volume
Revenue per contract

Multi-Listed Options
Average Daily Volume (in millions)
Revenue per contract
10.6
9.9
YTD 2022
YTD 2021
Average Daily Volume
Revenue per contract

U.S. Equities - Exchange
Average Daily Volume (in billions)
Net capture per 100 touched shares
1.7
1.8
YTD 2022
YTD 2021
Average Daily Volume
Net capture per 100 touched shares

Canadian Equities
Average Daily Volume (CAD in millions)
Net capture per 10,000 touched shares, in CAD
76.2
52.1
YTD 2022
YTD 2021
Average Daily Volume
Net capture per 10,000 touched shares, in CAD

European Equities
Average Daily Notional Value (€ in billions)
Net capture matched value in basis points, in EUR
11.1
7.3
YTD 2022
YTD 2021
Average Daily Notional Value
Net capture per matched value in basis points, in EUR

EuroCCP - Trades Cleared
Trades Cleared (in millions)
Fee per trade cleared, in EUR
1,152.3
899.1
YTD 2022
YTD 2021
Trades Cleared
Fee per trade cleared, in EUR

EuroCCP - Net Settlement Volume
Net Settlement Volume (in millions)
Net fee per settlement, in EUR
7.9
7.3
YTD 2022
YTD 2021
Net Settlement Volume
Net fee per settlement, in EUR

Futures
Average Daily Volume (in thousands)
Revenue per contract
226.6
230.7
YTD 2022
YTD 2021
Average Daily Volume
Revenue per contract

Global FX
Average Daily Notional Value ($ in billions)
Net capture per one million dollars traded
41.0
33.9
YTD 2022
YTD 2021
Average Daily Notional Value
Net capture per one million dollars traded

The following table includes operational and financial metrics for our Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX segments. The metrics listed for Canadian Equities in the table below include NEO as a result of the acquisition completed during 2022. Therefore, the metrics shown in the table below in Canadian Equities do not include NEO for the periods preceding the acquisition. The following summarizes changes in certain operational and financial metrics for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021:

	Three Months Ended September 30,		Increase/	Percent	Nine Months Ended September 30,		Increase/	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change

	(in millions, except percentages, trading days, and as noted below)				(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	39.9	37.5	2.4	6%	40.6	38.6	2.0	5%
Total touched contracts (1)	13.5	11.8	1.7	15%	13.3	11.8	1.5	13%
Multi-listed contract ADV	10.6	9.8	0.8	8%	10.6	9.9	0.7	7%
Index contract ADV	2.9	2.0	0.9	49%	2.7	1.9	0.8	41%
Number of trading days	64	64	—	—%	188	188	—	—%
Total Options revenue per contract (RPC) (2)	$0.242	$0.200	$0.042	21%	$0.228	$0.190	$0.038	21%
Multi-listed options RPC (2)	0.061	0.069	(0.008)	(11)%	0.065	0.068	(0.003)	(4)%
Index options RPC (2)	0.896	0.850	0.046	5%	0.880	0.826	0.054	6%
Total Options market share	33.8%	31.3%	2.5%	*	32.8%	30.7%	2.1%	*
Multi-listed options market share	28.6%	27.6%	1.0%	*	28.1%	27.1%	1.0%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total touched shares (in billions) (1)	1.5	1.4	0.1	6%	1.7	1.8	(0.1)	(2)%
Market ADV (in billions)	10.9	9.8	1.1	12%	12.1	11.6	0.5	4%
Market share	13.3%	14.0%	(0.7)%	*	13.7%	14.5%	(0.8)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (3)	$0.023	$0.020	$0.003	18%	$0.020	$0.018	$0.002	11%
U.S. ETPs: launches (number of launches)	15	21	(6)	(29)%	57	84	(27)	(32)%
U.S. ETPs: listings (number of listings)	576	512	64	13%	576	512	64	13%
U.S. Equities - Off-Exchange:
ADV:
Total touched shares (in millions) (1)	80.1	73.0	7.1	10%	93.6	82.5	11.1	13%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (4)	$0.114	$0.122	$(0.008)	(7)%	$0.113	$0.122	$(0.009)	(7)%
Trading days	64	64	—	—%	188	188	—	—%
Canadian Equities:
ADV (matched shares, in millions) (5)	113.2	37.8	75.4	199%	76.2	52.1	24.1	46%
Trading days	63	63	—	—%	188	188	—	—%
Net capture (per 10,000 touched shares, in Canadian dollars) (6)	4.478	8.342	(3.864)	(46)%	5.709	7.648	(1.939)	(25)%
Europe and Asia Pacific:
European Equities:
ADNV:
Matched ADNV (in billions) (7)	€9.7	€7.2	€2.5	34%	€11.1	€7.3	€3.8	51%
Market ADNV (in billions)	39.2	39.6	(0.4)	(1)%	48.2	42.1	6.1	14%
Trading days	66	66	—	—%	193	192	1	1%
Market share	24.6%	18.2%	6.4%	*	23.0%	17.4%	5.6%	*
Net capture (per matched notional value in basis points) (8)	0.229	0.264	(0.035)	(13)%	0.233	0.272	(0.039)	(14)%
EuroCCP:
Trades cleared (9)	341.5	306.1	35.4	12%	1,152.3	899.1	253.2	28%
Fee per trade cleared (10)	€0.008	€0.010	€(0.002)	(17)%	€0.009	€0.011	€(0.002)	(14)%
Net settlement volume (11)	2.5	2.5	—	3%	7.9	7.3	0.6	8%
Net fee per settlement (12)	€0.902	€0.869	€0.033	4%	€0.880	€0.875	€0.005	—%
Australian Equities:
ADNV (AUD billions)	$0.7	$0.8	$(0.1)	(10)%	$0.8	$0.8	$—	4%
Trading days	66	66	—	—%	190	66	124	188%
Market share - Continuous	16.7%	15.7%	1.0%	*	16.5%	15.7%	0.8%	*
Net capture (per matched notional value in basis points) (13)	0.168	0.173	(0.005)	(3)%	0.171	0.173	(0.002)	(2)%
Japanese Equities:
ADNV (JPY billions)	¥160.6	¥88.7	¥71.9	81%	¥152.7	¥88.7	¥64.0	72%
Trading days	62	61	1	2%	182	61	121	198%
Market share - Lit Continuous	4.4%	2.4%	2.0%	*	3.9%	2.4%	1.5%	*
Net capture (per matched notional value in basis points) (14)	0.259	0.364	(0.105)	(29)%	0.248	0.364	(0.116)	(32)%
Futures:
ADV (in thousands)	205.0	222.5	(17.5)	(8)%	226.6	230.7	(4.1)	(2)%
Trading days	64	64	—	—%	188	188	—	—%
Revenue per contract	$1.700	$1.626	$0.074	5%	$1.669	$1.637	$0.032	2%
Global FX:
ADNV (in billions)	$41.3	$32.4	$8.9	27%	$41.0	$33.9	$7.1	21%
Trading days	66	66	—	—%	195	194	1	1%
Net capture (per one million dollars traded) (15)	2.68	2.77	(0.09)	(3)%	2.69	2.71	(0.02)	(1)%

Average British pound/U.S. dollar exchange rate	$1.177	$1.378	$(0.201)	(15)%	$1.259	$1.385	$(0.126)	(9)%
Average Canadian dollar/U.S. dollar exchange rate	$0.766	$0.794	$(0.028)	(4)%	$0.780	$0.799	$(0.019)	(2)%
Average Euro/U.S. dollar exchange rate	$1.008	$1.179	$(0.171)	(15)%	$1.065	$1.196	$(0.131)	(11)%
Average Euro/British pound exchange rate	£0.856	£0.855	£0.001	—%	£0.847	£0.864	£(0.017)	(2)%
Average Australian dollar/U.S. dollar exchange rate	$0.682	$0.728	$(0.046)	(6)%	$0.705	$0.728	$(0.023)	(3)%
Average Japanese Yen/U.S. dollar exchange rate	$0.007	$0.009	$(0.002)	(22)%	$0.008	$0.009	$(0.001)	(11)%
*	Not meaningful

Note, the percent change listed represents the change in the unrounded metrics figures.

(1)	Touched volume represents the total number of shares of equity securities and ETFs internally matched on our exchanges or routed to and executed on an external market center.
(2)	Average revenue per contract, for options and futures represents total net transaction fees recognized for the period divided by total contracts traded during the period.
(3)	Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX, and EDGA and the number of trading days.
(4)	Net capture per 100 touched shares refers to transaction fees less order and execution management system (OMS/EMS) fees and clearing costs divided by the product of one-hundredth ADV of touched shares on BIDS Trading and the number of trading days for the period.
(5)	Matched volume represents the total number of shares of equity securities and ETFs activity executed on our exchanges.
(6)	Net capture per 10,000 touched shares refers to transaction fees divided by the product of one-ten thousandth ADV of shares for NEO and MATCHNow and the number of trading days.
(7)	Matched ADNV represents the average daily notional value of shares or contracts executed on our exchanges.
(8)	Net capture per matched notional value refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Equities and the number of trading days.
(9)	Trades cleared refers to the total number of non-interoperable trades cleared.
(10)	Fee per trade cleared refers to clearing fees divided by number of non-interoperable trades cleared.
(11)	Net settlement volume refers to the total number of settlements executed after netting.
(12)	Net fee per settlement refers to settlement fees less direct costs incurred to settle divided by the number of settlements executed after netting.
(13)	Net capture per matched notional value refers to transaction fees less liquidity payments in Australian dollars divided by the product of ADNV in Australian dollars of shares matched on Cboe Australia and the number of Australian Equities trading days.
(14)	Net capture per matched notional value refers to transaction fees less liquidity payments in Japanese Yen divided by the product of ADNV in Japanese Yen of shares matched on Cboe Japan and the number of Japanese Equities trading days.
(15)	Net capture per one million dollars traded refers to net transaction fees less liquidity payments, if any, divided by the Spot and SEF products of one-thousandth of ADNV traded on the Cboe FX Markets and the number of trading days, divided by two, which represents the buyer and seller that are both charged on the transaction.

Revenues

Total revenues for the three months ended September 30, 2022 increased $176.7 million, or 22%, compared to the same period in 2021 primarily due to higher revenue across all revenue captions as a result of increased volumes traded on the Options and U.S. Equities exchanges, an increase in the Section 31 fee rate following a rate increase that was effective on May 14, 2022, and an increase in data and access solutions revenue primarily related to an increase in access and capacity fees in the Options and North American Equities segments. Total revenues for the nine months ended September 30, 2022 increased $325.4 million, or 12%, compared to the same period in 2021 primarily due to higher revenue across all revenue captions as a result of increased volumes traded on the Options and European Equities exchanges, an increase in the Section 31 fee rate, and an increase in data and access solutions revenue primarily related to an increase in access and capacity fees in the Options and North American Equities segments.

The following summarizes changes in revenues for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021 (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	Percent	September 30,		Increase/	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Cash and spot markets	$434.2	$357.3	$76.9	22%	$1,354.6	$1,278.9	$75.7	6%
Data and access solutions	126.1	110.3	15.8	14%	368.9	313.9	55.0	18%
Derivatives markets	433.2	349.2	84.0	24%	1,230.3	1,035.6	194.7	19%
Total revenues	$993.5	$816.8	$176.7	22%	$2,953.8	$2,628.4	$325.4	12%

Cash and Spot Markets

Cash and spot markets revenue increased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to increases in regulatory fees and transaction and clearing fees. Regulatory fees increased primarily due to a 349% increase in the Section 31 fee rate, from an average rate of $5.10 per million dollars of covered sales for the three months ended September 30, 2021 to an average rate of $22.90 per million dollars of covered sales for the three months ended September 30, 2022. Transaction and clearing fees increased primarily due to a 6% increase in total touched shares on the U.S. Equities exchanges, additional transaction and clearing fees attributable to NEO, which was acquired in the second quarter of 2022, and a 27% increase in Global FX ADNV.

Cash and spot markets revenue increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increases in regulatory fees and transaction and clearing fees, partially offset by a decrease in industry market data fees. Regulatory fees increased primarily due to a 62% increase in the Section 31 fee rate, from an average rate of $8.70 per million dollars of covered sales for the nine months ended September 30, 2021 to an average rate of $14.00 per million dollars of covered sales for the nine months ended September 30, 2022. Transaction and clearing fees increased primarily due to a 51% increase in European Equities matched ADNV and a 21% increase in Global FX ADNV, partially offset by a 2% decrease in total touched shares on the U.S. Equities exchanges and adverse changes in foreign currency rates, most notably Euro and British Pounds, for the nine month ended September 30, 2022 compared to the prior period. Industry market data fees decreased primarily due to a decrease in U.S. tape plan revenue as the result of a 1% decline in market share on the U.S. Equities exchanges.

Data and Access Solutions

Data and access solutions revenue increased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increased logical and physical port fees in the North American Equities and Options segments. Proprietary market data fees increased primarily due to proprietary market data attributable to NEO.

Data and access solutions revenue increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increased logical port fees in the Options and North American Equities segments and increased physical port fees in the North American Equities and Options segments. Proprietary market data fees increased primarily due to proprietary market data attributable to Cboe Asia Pacific, which was acquired in the third quarter of 2021, and NEO.

Derivatives Markets

Derivatives markets revenue increased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to increases in transaction and clearing fees and regulatory fees. Transaction and clearing fees increased primarily due to a 49% increase in index options ADV. Regulatory fees increased primarily due to a 349% increase in the Section 31 fee rate, from an average rate of $5.10 per million dollars of covered sales for the three months ended September 30, 2021 to an average rate of $22.90 per million dollars of covered sales for the three months ended September 30, 2022.

Derivatives markets revenue increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increases in transaction and clearing fees and regulatory fees. Transaction and clearing fees increased primarily due to a 41% increase in index options ADV. Regulatory fees increased primarily due to a 62% increase in the Section 31 fee rate, from an average rate of $8.70 per million dollars of covered sales for the nine months ended September 30, 2021 to an average rate of $14.00 per million dollars of covered sales for the nine months ended September 30, 2022.

Cost of Revenues

The following tables reconcile the cost of revenues captions presented on the condensed consolidated statements of income to the updated net revenue captions discussed in Note 1 (“Organization and Basis of Presentation”) for the three and nine months ended September 30, 2022 and 2021, respectively (in millions):

	Three Months Ended September 30,
	2022
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$231.3	$—	$161.0	$392.3
Routing and clearing fees	12.9	—	7.3	20.2
Section 31 fees	89.9	—	15.5	105.4
Royalty fees and other cost of revenues	2.0	2.2	29.0	33.2
Total cost of revenues	$336.1	$2.2	$212.8	$551.1

	Three Months Ended September 30,
	2021
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$222.5	$—	$152.8	$375.3
Routing and clearing fees	13.8	—	5.2	19.0
Section 31 fees	24.8	—	3.1	27.9
Royalty fees and other cost of revenues	3.1	2.1	19.9	25.1
Total cost of revenues	$264.2	$2.1	$181.0	$447.3

	Nine Months Ended September 30,
	2022
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$800.9	$—	$487.9	$1,288.8
Routing and clearing fees	43.5	—	19.9	63.4
Section 31 fees	189.9	—	30.8	220.7
Royalty fees and other cost of revenues	10.7	6.9	78.7	96.3
Total cost of revenues	$1,045.0	$6.9	$617.3	$1,669.2

	Nine Months Ended September 30,
	2021
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$792.1	$—	$462.9	$1,255.0
Routing and clearing fees	50.3	—	15.7	66.0
Section 31 fees	132.7	—	15.9	148.6
Royalty fees and other cost of revenues	10.6	6.1	56.5	73.2
Total cost of revenues	$985.7	$6.1	$551.0	$1,542.8

Cost of revenues increased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to increased cash and spot markets and derivatives markets costs of revenues driven by an increase in

Section 31 fees, also coupled with an increase in liquidity payments driven by an increase in volumes traded on the Options, U.S. Equities, and European Equities exchanges. Cost of revenues increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increased derivatives markets and cash and spot markets cost of revenues driven by an increase in Section 31 fees, an increase in liquidity payments driven by an increase in volumes traded on the Options and European Equities exchanges, and an increase in royalty fees.

The following summarizes changes in the disaggregated cost of revenues for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	Percent	September 30,		Increase/	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Liquidity payments	$392.3	$375.3	$17.0	5%	$1,288.8	$1,255.0	$33.8	3%
Routing and clearing	20.2	19.0	1.2	6%	63.4	66.0	(2.6)	(4)%
Section 31 fees	105.4	27.9	77.5	278%	220.7	148.6	72.1	49%
Royalty fees and other cost of revenues	33.2	25.1	8.1	32%	96.3	73.2	23.1	32%
Total cost of revenues	$551.1	$447.3	$103.8	23%	$1,669.2	$1,542.8	$126.4	8%

Liquidity Payments

Liquidity payments increased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in volumes traded on the Options, U.S. Equities, and European Equities exchanges. Liquidity payments increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in volumes traded on the Options and European Equities exchanges, partially offset by a decrease in volumes traded on the U.S Equities exchanges.

Routing and Clearing

Routing and clearing fees increased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in routed trades on the Options exchanges, partially offset by a decrease in settlement costs attributable to EuroCCP and a decrease in routed shares on the U.S Equities exchanges. Routing and clearing decreased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to a decrease in routed shares on the U.S. Equities exchanges, partially offset by an increase in routed trades on the Options exchanges.

Section 31 Fees

Section 31 fees increased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to a 349% increase in the Section 31 fee rate, from an average rate of $5.10 per million dollars of covered sales for the three months ended September 30, 2021 to an average rate of $22.90 per million dollars of covered sales for the three months ended September 30, 2022. Section 31 fees increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to a 62% increase in the Section 31 fee rate, from an average rate of $8.70 per million dollars of covered sales for the nine months ended September 30, 2021 to an average rate of $14.00 per million dollars of covered sales for the nine months ended September 30, 2022.

Royalty Fees and Other Cost of Revenues

Royalty fees and other cost of revenues increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to an increase in trading volume in licensed products.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased $72.9 million, or 20%, and $199.0 million, or 18%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to an increase in derivatives markets revenue attributable to an increase in volumes traded on the Options exchanges, as well as an increase in access and capacity fees in the Options and North American Equities segments.

The following summarizes the components of revenues less cost of revenues for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	Percent	September 30,		Increase/	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Cash and spot markets	$98.1	$93.1	$5.0	5%	$309.6	$293.2	$16.4	6%
Data and access solutions	123.9	108.2	15.7	15%	362.0	307.8	54.2	18%
Derivatives markets	220.4	168.2	52.2	31%	613.0	484.6	128.4	26%
Total revenues less cost of revenues	$442.4	$369.5	$72.9	20%	$1,284.6	$1,085.6	$199.0	18%

Cash and Spot Markets

Cash and spot markets revenues less cost of revenues increased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in transaction and clearing fees on the U.S. Equities exchanges and within the Global FX segment, partially offset by a decrease in transaction and clearing fees on the European Equities exchanges and a decrease in industry market data fees. Transaction and clearing fees increased primarily due to a 6% increase in total touched shares on the U.S. Equities exchanges and a 27% increase in Global FX ADNV, partially offset by a 13% decrease in European Equities net capture. Industry market data fees decreased primarily due to a decrease in U.S. tape plan revenue driven by a 1% decline in market share on the U.S. Equities exchanges.

Cash and spot markets revenues less cost of revenues increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in transaction and clearing fees on the European Equities exchanges, within the Global FX segment, and on the U.S. Equities exchanges, partially offset by a decrease in industry market data fees. Transaction and clearing fees increased primarily due to a 51% increase in European Equities matched ADNV and a 21% increase in Global FX ADNV, partially offset by a 2% decrease in total touched shares on the U.S. Equities exchanges and adverse changes in foreign currency rates, most notably Euro and British Pounds, for the nine month ended September 30, 2022 compared to the prior period. Industry market data fees decreased primarily due to a decrease in U.S. tape plan revenue driven by a 1% decline in market share on the U.S. Equities exchanges.

Data and Access Solutions

Data and access solutions revenues less cost of revenues increased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increased logical and physical port fees in the North American Equities and Options segments. Proprietary market data fees increased primarily due to proprietary market data attributable to NEO.

Data and access solutions revenues less cost of revenues increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increased logical port fees in the Options and North American Equities segments and increased physical port fees in the North American Equities and Options segments. Proprietary market data fees increased primarily due to proprietary market data attributable to Cboe Asia Pacific and NEO.

Derivatives Markets

Derivatives markets revenues less cost of revenues increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to increases in transaction and clearing fees primarily due to a 49% and 41% increase in index options ADV, respectively, partially offset by an increase in royalty fees due to an increase in trading volume in licensed products.

Operating Expenses

Total operating expenses for the three months ended September 30, 2022 compared to the same period in 2021 increased $26.8 million, or 15%, primarily due to increases in compensation and benefits and travel and promotional expenses, partially offset by a decrease in professional fees and outside services.

Total operating expenses for the nine months ended September 30, 2022 compared to the same period in 2021 increased $545.2 million, or 109%, primarily due to goodwill impairment recorded in 2022.

The following summarizes changes in operating expenses for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	Percent	September 30,		Increase/	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Compensation and benefits	$102.0	$74.0	$28.0	38%	$269.4	$214.0	$55.4	26%
Depreciation and amortization	41.0	42.8	(1.8)	(4)%	122.1	125.4	(3.3)	(3)%
Technology support services	19.1	16.7	2.4	14%	56.4	50.1	6.3	13%
Professional fees and outside services	20.4	24.0	(3.6)	(15)%	64.2	62.0	2.2	4%
Travel and promotional expenses	6.1	2.3	3.8	165%	14.5	5.8	8.7	150%
Facilities costs	6.2	5.8	0.4	7%	19.3	16.5	2.8	17%
Acquisition-related costs	1.6	6.7	(5.1)	(76)%	17.9	11.9	6.0	50%
Goodwill impairment	0.8	—	0.8	*	460.9	—	460.9	*
Other expenses	8.4	6.5	1.9	29%	20.8	14.6	6.2	42%
Total operating expenses	$205.6	$178.8	$26.8	15%	$1,045.5	$500.3	$545.2	109%

*	Not meaningful

Compensation and Benefits

Compensation and benefits increased for the three and nine months ended September 30, 2022 compared to the same period in 2021. For the three months ended September 30, 2022, the increase was primarily due to a $23.4 million increase in salaries, wages, and bonuses, driven by a $19.8 million increase from the combination of strong Company performance year to date, resulting in higher short-term incentive bonus expense, as well as merit and cost-of-living increases, and increased headcount excluding acquisitions, coupled with a $3.6 million increase related to the acquisition of Cboe Digital, which was acquired in May 2022, and NEO, which was acquired in June 2022. For the nine months ended September 30, 2022, the increase was primarily due to a $50.9 million increase in salaries, wages, and bonuses, driven by a $37.3 million increase from the combination of strong Company performance year to date, resulting in higher short-term incentive bonus expense, as well as merit and cost-of-living increases, and increased headcount excluding acquisitions, coupled with a $13.6 million increase related to the acquisitions of Cboe Asia Pacific, Cboe Digital, and NEO.

Depreciation and Amortization

Depreciation and amortization decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to a decrease in amortization under the discounted cash flow method for the intangibles acquired in the Bats acquisition, partially offset by an increase in depreciation expense related to Cboe Asia Pacific, Cboe Digital, and NEO, as well as an increase in depreciation expense related to the former headquarters location, which was not subject to depreciation during four of the nine months ended September 30, 2021, as it was classified as held for sale from May 1, 2019 until May 1, 2021.

Technology Support Services

Technology support services increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to increases in software maintenance support service fees, software licenses and subscriptions, and market data support service fees, partially offset by a decrease in purchased hardware and equipment and purchased software.

Professional Fees and Outside Services

Professional fees and outside services decreased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to decreases in legal fees, partially offset by an increase in consulting fees. Professional fees and outside services increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increases in contract services, recruiting fees, consulting fees, and regulatory costs, partially offset by a decrease in legal fees.

Travel and Promotional Expenses

Travel and promotional expenses increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to increases in marketing and travel expenses.

Facilities Costs

Facilities costs increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to an increase in rent expense related to the Amsterdam lease that commenced in February 2022, along with additional office locations following acquisitions in 2021 and 2022.

Acquisition-Related Costs

Acquisition-related costs decreased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to a decrease in general and administrative costs and professional fees due to the acquisition of Cboe Asia Pacific in 2021. Acquisition-related costs increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due an increase in general and administrative costs associated with the acquisitions of ErisX, subsequently rebranded to Cboe Digital, and NEO.

Goodwill Impairment

Goodwill impairment increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to impairment recognized for the Digital reporting unit.

Other Expenses

Other expenses increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to expenses associated with Cboe Japan’s exchange outage, increased charitable contributions, taxes, licenses, permits, record storage costs, and office expenses.

Operating Income

As a result of the items above, operating income for the three months ended September 30, 2022 was $236.8 million, compared to operating income of $190.7 million for the three months ended September 30, 2021, an increase of $46.1 million.

As a result of the items above, operating income for the nine months ended September 30, 2022 was $239.1 million, compared to operating income of $585.3 million for the nine months ended September 30, 2021, a decrease of $346.2 million.

Interest Expense, Net

Net interest expense increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to additional interest expense incurred in connection with the 3.000% Senior Notes issued at the end of the first quarter of 2022, coupled with additional interest expense incurred in connection with the additional borrowings on the Term Loan in the second quarter of 2022, as well as an increase in the SOFR rate, partially offset by a decrease in interest expense related to the EuroCCP Credit Facility, which was amended and restated in June 2022.

Other Income (Expense), Net

Net other income increased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to a $8.3 million unrealized gain on the Company’s investment in 7Ridge Fund (which owns Trading Technologies) as part of a semi-annual valuation update recorded in the third quarter of 2022, coupled with a $5.0 million impairment adjustment recorded in the third quarter of 2021 related to the Company’s investment in Curve Global, which did not recur in the third quarter of 2022.

Net other income increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to a $8.3 million unrealized gain on the Company’s investment in 7Ridge Fund (which owns Trading Technologies) as part of a semi-annual valuation update and a $7.5 million gain on the Company’s previous minority ownership of ErisX, which increased in fair value as a result of the Company’s acquisition of ErisX, subsequently rebranded to Cboe Digital, partially offset by a $10.6 million impairment adjustment on the Company’s investment in American Financial Exchange, LLC. All transactions were recorded in the second and third quarters of 2022.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the three months ended September 30, 2022 was $229.0 million, compared to income before income tax provision of $173.8 million for the same period in 2021, an increase of $55.2 million.

As a result of the above, income before income tax provision for the nine months ended September 30, 2022 was $197.1 million compared to income before income tax provision of $545.9 million for the same period in 2021, a decrease of $348.8 million.

Income Tax Provision

The effective tax rate from continuing operations was 34.4% and 30.7% for the three months ended September 30, 2022 and 2021, respectively, and 61.8% and 33.5% for the nine months ended September 30, 2022 and 2021, respectively. The higher effective tax rate for the three months ended September 30, 2022 compared to the same period in 2021 is primarily due to an increase in the reserves for unrecognized tax benefits. The higher effective tax rate in the nine months ended September 30, 2022 compared to the same period in 2021 is primarily due to the derecognition of the Company’s Section 199 tax benefits for tax years 2008 through 2016 upon the unfavorable decision by the United States Tax Court in the matter of Bats Global Markets Holdings, Inc. and Subsidiaries v. Commissioner of Internal Revenue, on March 31, 2022.

The following table summarizes the non-GAAP calculation of the effective tax rate for the three and nine months ended September 30, 2022:

	Three months ended,	Nine months ended,
	September 30, 2022	September 30, 2022
GAAP effective tax rate	34.4%	61.8%
Tax effect of goodwill impairment	—%	(22.8)%
Tax effect of Section 199 related matters	—%	(7.4)%
Effective tax rate excluding goodwill impairment and Section 199 matters	34.4%	31.6%

Net Income

As a result of the items above, net income for the three months ended September 30, 2022 was $150.2 million, compared to net income of $120.4 million for the three months ended September 30, 2021, an increase of $29.8 million.

As a result of the items above, net income for the nine months ended September 30, 2022 was $75.3 million, compared to net income of $363.1 million for the nine months ended September 30, 2021, a decrease of $287.8 million.

Segment Operating Results

We report results from our six segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital. Segment performance is primarily based on operating income. We have aggregated all corporate costs, as well as other business ventures, within Corporate Items and Eliminations as those activities should not be used to evaluate a segment’s operating performance. All operating expenses that relate to activities of a specific segment have been allocated to that segment.

The following summarizes our total revenues by segment (in millions, except percentages):

				Percentage					Percentage of
				of Total					Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2022	2021	Change	2022	2021	2022	2021	Change	2022	2021
Options	$468.9	$374.3	25%	47%	46%	$1,329.7	$1,106.7	20%	45%	42%
North American Equities	418.7	336.3	25%	42%	41%	1,275.2	1,215.8	5%	43%	46%
Europe and Asia Pacific	58.9	61.9	(5)%	6%	7%	204.9	172.8	19%	7%	7%
Futures	29.3	29.8	(2)%	3%	4%	92.1	89.7	3%	3%	3%
Global FX	17.6	14.5	21%	2%	2%	51.7	43.1	20%	2%	2%
Digital	0.1	—	*	0%	—%	0.2	—	*	—%	—%
Corporate	—	—	—%	—%	—%	—	0.3	(100)%	—%	—%
Total revenues	$993.5	$816.8	22%	100%	100%	$2,953.8	$2,628.4	12%	100%	100%

*	Not meaningful

The following summarizes our revenues less cost of revenues by segment (in millions, except percentages):

Total revenues less cost of revenues by segment

$1,284.6
$51.0 4%
$151.9 12%
$282.5
22%
$89.2 7%
$710.0
55%
$1,085.3
$42.8 4%
$132.2 12%
$270.9
25%
$86.9 8%
$552.5
51%
$1,200.0
$1,000.0
$800.0
$600.0
$400.0
$200.0
$-
(in millions)
YTD 2022
YTD 2021
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

Note, the chart excludes Corporate revenues less cost of revenues of $0.3 million for the nine months ended September 30, 2021.

				Percentage of					Percentage of
				Total Revenues					Total Revenues
				Less Cost of Revenues					Less Cost of Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2022	2021	Change	2022	2021	2022	2021	Change	2022	2021
Options	$255.5	$192.2	33%	58%	52%	$710.0	$552.5	29%	55%	51%
North American Equities	96.7	85.6	13%	22%	23%	282.5	270.9	4%	22%	25%
Europe and Asia Pacific	44.5	48.5	(8)%	10%	13%	151.9	132.2	15%	12%	12%
Futures	28.4	28.9	(2)%	6%	8%	89.2	86.9	3%	7%	8%
Global FX	17.3	14.3	21%	4%	4%	51.0	42.8	19%	4%	4%
Digital	—	—	*	—%	—%	—	—	*	—%	—%
Corporate	—	—	—%	—%	—%	—	0.3	(100)%	—%	—%
Total revenues less cost of revenues	$442.4	$369.5	20%	100%	100%	$1,284.6	$1,085.6	18%	100%	100%

*	Not meaningful

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2022	2021	Change	2022	2021	2022	2021	Change	2022	2021
Revenues less cost of revenues	$255.5	$192.2	33%	54%	51%	$710.0	$552.5	29%	53%	50%
Operating expenses	64.7	55.7	16%	14%	15%	178.4	162.1	10%	13%	15%
Operating income	$190.8	$136.5	40%	41%	36%	$531.6	$390.4	36%	40%	35%
EBITDA (1)	$196.7	$143.3	37%	42%	38%	$550.4	$410.7	34%	41%	37%
EBITDA margin (2)	77.0%	74.6%	*	*	*	77.5%	74.3%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $63.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a 49% increase in index options ADV and a 5% increase in index options net capture. For the three months ended September 30, 2022, operating income for the Options segment increased $54.3 million compared to the three months ended September 30, 2021 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $9.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in compensation and benefits, partially offset by a decrease in professional fees and outside services.

Revenues less cost of revenues increased $157.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a 41% increase in index options ADV and a 6% increase in index options net capture. For the nine months ended September 30, 2022, operating income for the Options segment increased $141.2 million compared to the nine months ended September 30, 2021 primarily due to an increase in revenue less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $16.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to increases in compensation and benefits and travel and promotional expenses, partially offset by a decrease in depreciation and amortization.

North American Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our North American Equities segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2022	2021	Change	2022	2021	2022	2021	Change	2022	2021
Revenues less cost of revenues	$96.7	$85.6	13%	23%	25%	$282.5	$270.9	4%	22%	22%
Operating expenses	58.6	54.1	8%	14%	16%	173.2	156.9	10%	14%	13%
Operating income	$38.1	$31.5	21%	9%	9%	$109.3	$114.0	(4)%	9%	9%
EBITDA (1)	$55.9	$50.1	12%	13%	15%	$162.6	$170.5	(5)%	13%	14%
EBITDA margin (2)	57.8%	58.5%	*	*	*	57.6%	62.9%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $11.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in transaction and clearing fees as a result of a 6% increase in total touched shares on U.S. Equities exchanges, an increase in transaction and clearing fees and proprietary market data fees attributable to NEO, and an increase in access and capacity fees. For the three months ended September 30, 2022, operating income for the North American Equities segment increased $6.6 million compared to the three months ended September 30, 2021 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $4.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to increases in compensation and benefits, partially offset by a decrease in professional fees and outside services.

Revenues less cost of revenues increased $11.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in access and capacity fees driven by an increase in logical port fees, coupled with an increase in transaction and clearing fees due to an 11% increase in U.S. Equities net capture and an increase in transaction and clearing fees attributable to NEO, partially offset by a 2% decrease in total touched shares on U.S. Equities exchanges and a decrease in industry market data fees as a result of a decrease in U.S. tape plan revenue due to a 1% decline in market share on the U.S. Equities exchanges. For the nine months ended September 30, 2022, operating income for the North American Equities segment decreased $4.7 million compared to the nine months ended September 30, 2021 primarily due to an increase in operating expenses, partially offset by an increase in revenues less cost of revenues. Operating expenses increased $16.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to increases in compensation and benefits, acquisition-related costs, travel and promotional expenses, and other expenses, partially offset by a decrease in depreciation and amortization.

Europe and Asia Pacific

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Europe and Asia Pacific segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2022	2021	Change	2022	2021	2022	2021	Change	2022	2021
Revenues less cost of revenues	$44.5	$48.5	(8)%	76%	78%	$151.9	$132.2	15%	74%	77%
Operating expenses	39.6	35.9	10%	67%	58%	115.4	91.8	26%	56%	53%
Operating income	$4.9	$12.6	(61)%	8%	20%	$36.5	$40.4	(10)%	18%	24%
EBITDA (1)	$13.5	$22.5	(40)%	23%	36%	$63.2	$67.0	(6)%	31%	39%
EBITDA margin (2)	30.3%	46.4%	*	*	*	41.6%	50.7%	*	*	*

*Not meaningful

(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $4.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to adverse changes in foreign currency rates, most notably Euros and British Pounds, partially offset by increases in transaction and clearing fees and proprietary market data revenue attributable to Cboe Asia Pacific. For the three months ended September 30, 2022, operating income for the Europe and Asia Pacific segment decreased $7.7 million compared to the three months ended September 30, 2021 primarily due to a decrease in revenues less cost of revenues and an increase in operating expenses. Operating expenses increased $3.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to increases in other expenses, compensation and benefits, facilities costs, and travel and promotional expenses attributable to Cboe Asia Pacific, partially offset by a decrease in depreciation and amortization.

Revenues less cost of revenues increased $19.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to additional revenue attributable to Cboe Asia Pacific, coupled with an increase in transaction and clearing fees as a result of a 51% increase in European Equities matched ADNV, driven by a 6% increase in European Equities market share. For the nine months ended September 30, 2022, operating income for the Europe and Asia Pacific segment decreased $3.9 million compared to the nine months ended September 30, 2021 primarily due to an increase in operating expenses, partially offset by higher revenues less cost of revenues. Operating expenses increased $23.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to increases in compensation and benefits, other expenses, acquisition-

related costs, and facilities attributable to Cboe Asia Pacific. Operating income was also adversely impacted for the nine months ended September 30, 2022 compared to the prior period by changes in foreign currency rates, most notably Euros and British Pounds.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2022	2021	Change	2022	2021	2022	2021	Change	2022	2021
Revenues less cost of revenues	$28.4	$28.9	(2)%	97%	97%	$89.2	$86.9	3%	97%	97%
Operating expenses	16.2	12.6	29%	55%	42%	44.7	37.8	18%	49%	42%
Operating income	$12.2	$16.3	(25)%	42%	55%	$44.5	$49.1	(9)%	48%	55%
EBITDA (1)	$12.8	$17.0	(25)%	44%	57%	$46.4	$51.1	(9)%	50%	57%
EBITDA margin (2)	45.1%	58.8%	*	*	*	52.0%	58.8%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $0.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a decrease in transaction and clearing fees as a result of an 8% decrease in ADV, coupled with a decrease in logical port fees, partially offset by an increase in physical port fees and a 5% increase in net capture. For the three months ended September 30, 2022, operating income for the Futures segment decreased $4.1 million compared to the three months ended September 30, 2021 primarily due to an increase in operating expenses. Operating expenses increased $3.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to increases in compensation and benefits, partially offset by a decrease in professional fees and outside services.

Revenues less cost of revenues increased $2.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in physical port fees, coupled with an increase in proprietary market data fees, partially offset by a decrease in logical port fees. For the nine months ended September 30, 2022, operating income for the Futures segment decreased $4.6 million compared to the nine months ended September 30, 2021 primarily due to an increase in operating expenses, partially offset by an increase in revenues less cost of revenues. Operating expenses increased $6.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to increases in compensation and benefits, travel and promotional expenses, and other expenses, partially offset by a decrease in professional fees and outside services.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		September 30,		Percent	September 30,
	2022	2021	Change	2022	2021	2022	2021	Change	2022	2021
Revenues less cost of revenues	$17.3	$14.3	21%	98%	99%	$51.0	$42.8	19%	99%	99%
Operating expenses	16.1	14.0	15%	91%	97%	44.7	40.9	9%	86%	95%
Operating income	$1.2	$0.3	300%	7%	2%	$6.3	$1.9	232%	12%	4%
EBITDA (1)	$6.4	$6.3	2%	36%	43%	$22.7	$20.1	13%	44%	47%
EBITDA margin (2)	37.0%	44.1%	*	*	*	44.5%	47.0%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $3.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a 27% increase in ADNV. For the three months ended September 30, 2022, operating income for the Global FX segment increased $0.9 million compared to the three months ended September 30, 2021 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $2.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to increases in compensation and benefits, partially offset by a decrease in depreciation and amortization.

Revenues less cost of revenues increased $8.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an 21% increase in ADNV. For the nine months ended September 30, 2022, operating income for the Global FX segment increased $4.4 million compared to the nine months ended September 30, 2021 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $3.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to increases in compensation and benefits, professional fees and outside services, and facilities costs, partially offset by a decrease in depreciation and amortization.

Digital

The following summarizes revenues less cost of revenues, operating expenses, operating loss, EBITDA, and EBITDA margin for our Digital segment (in millions, except percentages):

		Percentage		Percentage
		of Total		of Total
		Revenues		Revenues
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2022	2022	2022
Revenues less cost of revenues	$—	—%	$—	—%
Operating expenses	8.7	—%	482.3	—%
Operating loss	$(8.7)	—%	$(482.3)	—%
EBITDA (1)	$(6.9)	—%	$(478.0)	—%
EBITDA margin (2)	—%	*	—%	*
*	Not meaningful

(1) See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.

(2) EBITDA margin represents EBITDA divided by revenues less cost of revenues.

The three months ended September 30, 2022 marks the second quarter post-acquisition of ErisX, subsequently rebranded to Cboe Digital, and subsequent establishment of the Digital segment. Revenues less cost of revenues were nil for the three and nine months ended September 30, 2022 primarily due to transaction and clearing fees attributable to spot transactions, offset by liquidity payments associated with futures transactions. For the three months ended September 30, 2022, the Digital segment had an operating loss of $8.7 million, due to operating expenses, which primarily consist of compensation and benefits, depreciation and amortization, professional fees and outside services, and impairment of goodwill, exceeding revenues less cost of revenues. For the nine months ended September 30, 2022, the Digital segment had an operating loss of $482.3 million, due to operating expenses, which primarily consist of $460.9 million impairment of goodwill, exceeding revenues less cost of revenues.

Liquidity and Capital Resources

Below are charts that reflect elements of our capital allocation:

We expect our cash on hand at September 30, 2022 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility and Term Loan Agreement will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, any dividends, potential strategic acquisitions, opportunities for common stock repurchases under the previously announced program, and payouts related to the unfavorable decision in the Section 199 litigation. We may also utilize excess cash on hand to pay down amounts outstanding under the Term Loan Agreement. See Note 10 (“Debt”) of the condensed consolidated financial statements for further information.

EuroCCP also has a €1.25 billion committed syndicated multicurrency revolving and swingline credit facility agreement with EuroCCP as borrower and the Company as guarantor of scheduled interest and fees on borrowings (but not the principal amount of any borrowings) (the “Facility”). The Facility is available to be drawn by EuroCCP towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through EuroCCP’s clearing system and (b) financing any other liability or liquidity requirement of EuroCCP incurred in the operation of its clearing system. Borrowings under the Facility are secured by cash, eligible bonds and eligible equity assets deposited by EuroCCP into secured accounts. As a result, should the Facility be drawn by EuroCCP it could potentially impact EuroCCP’s liquidity, and we can give no assurance that this Facility will be sufficient to meet all of such obligations or sufficiently mitigate EuroCCP’s liquidity risk to meet its payment obligations when due. Additionally, a default of the Facility may allow lenders, under certain circumstances, to accelerate any related drawn amounts and may result in the acceleration of the Company’s other outstanding debt to which a cross-acceleration or cross-default provision applies, which may limit the Company’s liquidity, business and financing activities. The Facility was amended on June 30, 2022, which extended the term of the facility through June 29, 2023. Please refer to Note 10 (“Debt”) for further information on the amendment.

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

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of September 30, 2022 increased $11.4 million from December 31, 2021 primarily due to the additional borrowings on the Term Loan Agreement, issuance of the 3.000% Senior Notes, cash used for acquisitions, and results of operations. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $190.0 million as of September 30, 2022. The remaining balance was held in the United States and totaled $163.3 million as of September 30, 2022. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include deferred compensation plan assets, as well as investments with original or acquired maturities longer than three months, but that mature in less than one year from the balance sheet date and are recorded at fair value. As of September 30, 2022 and December 31, 2021, financial investments consisted of U.S. Treasury securities and deferred compensation plan assets.

Cash Flow

The following table summarizes our cash flow data for the nine months ended September 30, 2022 and 2021, respectively (in millions):

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$794.7	$1,285.4
Net cash used in investing activities	(744.6)	(136.5)
Net cash provided by (used in) financing activities	274.7	(146.5)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(30.5)	2.5
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$294.3	$1,004.9

	As of September 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$353.3	$392.4
Restricted cash and cash equivalents (included in margin deposits and clearing funds)	1,010.4	1,665.6
Restricted cash and cash equivalents (included in other current assets)	3.9	4.4
Customer bank deposits (included in margin deposits and clearing funds)	18.9	—
Total	$1,386.5	$2,062.4

Net Cash Flows Provided by Operating Activities

During the nine months ended September 30, 2022, net cash provided by operating activities was $719.4 million higher than net income. The variance is primarily attributable to the adjustment for goodwill impairment of $460.9 million, change in restricted cash and cash equivalents, driven by margin deposits and clearing funds related to EuroCCP of $264.5 million, the adjustment for depreciation of $122.1 million, and change in unrecognized tax benefits of $77.8 million, partially offset by the change in the provision for deferred income taxes of $146.8 million and the change in accounts receivable of $66.9 million for the nine months ended September 30, 2022.

Net cash flows provided by operating activities were $794.7 million and $1,285.4 million for the nine months ended September 30, 2022 and 2021, respectively. The change in net cash flows provided by operating activities was primarily due to the change in restricted cash and cash equivalents, driven by margin deposits and clearing funds related to EuroCCP, the change in net income, the change in the provision for deferred income taxes, partially offset by the adjustment for goodwill impairment and change in Section 31 fees payable for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities were $744.6 million and $136.5 million for the nine months ended September 30, 2022 and 2021, respectively. The variance is primarily due to the change in acquisitions, net of cash acquired and proceeds from maturities available-for-sale financial investments, partially offset by the change in purchases of available-for-sale financial investments for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash flows provided by (used in) financing activities were $274.7 million and ($146.5) million for the nine months ended September 30, 2022 and 2021, respectively. The variance is primarily attributable to proceeds from the long-term debt issuance of $663.6 million, partially offset by principal repayments of long-term debt, the change in payments of contingent consideration related to acquisitions, and the change in cash dividends on common stock for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Financial Assets

The following summarizes our financial assets, excluding margin deposits and clearing funds, as of September 30, 2022 and December 31, 2021 (in millions):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$353.3	$341.9
Financial investments	27.4	37.1
Less deferred compensation plan assets	(25.4)	(28.0)
Less cash collected for Section 31 fees	—	(25.9)
Adjusted cash (1)	$355.3	$325.1
(1)	Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments, minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of September 30, 2022 and December 31, 2021 (in millions):

	September 30,	December 31,
	2022	2021
Term Loan Agreement	$425.0	$160.0
3.650% Senior Notes	650.0	650.0
1.625% Senior Notes	500.0	500.0
3.000% Senior Notes	300.0	—
Less unamortized discount and debt issuance costs	(15.2)	(10.7)
Total debt	$1,859.8	$1,299.3

As of September 30, 2022 and December 31, 2021, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of September 30, 2022, we had an additional $400.0 million available through our revolving credit facility, with the ability to borrow another $200.0 million by increasing the commitments under the facility. Together with adjusted cash, we had $955.3 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of September 30, 2022.

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

The Company did not repurchase shares of common stock for the three months ended September 30, 2022. Since inception of the program through September 30, 2022, the Company has repurchased 18,816,256 shares of common stock at an average cost per share of $69.68, totaling $1.3 billion.

On August 16, 2022, President Biden signed into law H.R. 5376 (commonly known as the “Inflation Reduction Act of 2022” or simply the “IRA”). Tax measures contained in the new law include, among other items, an excise tax of 1% on corporate stock buy-backs. The IRA imposes a new 1% excise tax on repurchases of stock by domestic corporations with stock traded on an established securities market. The amount on which the tax is imposed is reduced by the value of any stock issued by such corporation during the tax year and the tax generally applies to stock buy-back transactions occurring after December 31, 2022. This new tax is not expected to result in a material impact to the Company.

As of September 30, 2022, the Company had $233.3 million of availability remaining under its existing share repurchase authorizations.

Commercial Commitments and Contractual Obligations

As of September 30, 2022, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations, software development activities and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 10 (“Debt”) for a discussion of the outstanding debt, Note 12 (“Clearing Operations”) for information on EuroCCP and Cboe Digital’s clearinghouse exposure guarantees, and Note 22 (“Leases”) for discussion on operating leases and equipment leases.

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

In the nine months ended September 30, 2022, there were no significant changes to our critical accounting estimates from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K, with the exception of Goodwill and Other Intangible Assets, as described below.

Goodwill and Other Intangible Assets

Description

Our acquisitions of Bats, Silexx Financial Systems, LLC (“Silexx”), Livevol, Inc. (“LiveVol”), Hanweck, FT Options, Trade Alert, MATCHNow, BIDS Holdings, Chi-X, Cboe Digital, and NEO resulted in the recording of goodwill and other intangible assets, while our acquisition of EuroCCP, resulted in a bargain purchase gain and other intangible assets. In accordance with ASC 350—Intangibles—Goodwill and Other, we test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances signal indicators of impairment are present.

Judgments and Uncertainties

The estimated fair values of our reporting units are based on the market approach and the income approach (using discounted estimated future cash flows). The estimated fair values of indefinite-lived intangibles used the income approach. The estimated fair value of these intangibles are expected to be updated, with the exception of indefinite-lived intangibles recorded as a result of the Cboe Digital and Cboe APAC acquisitions, which are valued using the cost approach, and indefinite-lived intangibles recorded as a result of the NEO acquisition which are valued using the benchmark approach. The discounted estimated future cash flow analysis requires judgments about the discount rate, forecasted revenue growth rate, and operating expenses, that are inherent in these fair value estimates over the estimated remaining operating period. Additionally, the analysis contains uncertainty surrounding future events. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and indefinite-lived intangible assets.

Effect if Actual Results Differ from Assumptions

If updated estimates indicate that the fair value of goodwill or any indefinite-lived intangibles is less than the carrying value of the asset, an impairment charge is expected to be recorded in the condensed consolidated statements of income in the period of the change in estimate, which could result in a material change to the condensed consolidated financial statements. However, due to the results of our impairment analyses in 2022, in which all reporting units estimated fair value exceeded their carrying value, we do not consider our goodwill and indefinite-lived intangibles to have a significant risk of impairment, except as noted below.

Following the acquisition of ErisX, which was subsequently rebranded to Cboe Digital, which closed on May 2, 2022, in the quarter ended June 30, 2022, negative events and trends in the broader digital asset environment emerged, such as deleveraging and bankruptcies, and certain negative trends in the broader digital asset environment which emerged in late 2021 intensified, such as the decline in digital asset prices, overall market activity, and market capitalization. Additionally, following the acquisition of Cboe Digital (formerly ErisX), the efforts to syndicate minority ownership interests in Cboe Digital to potential investors during the quarter ended June 30, 2022 became more challenging, and the outlook for the Digital segment’s future market growth was negatively impacted. The Company considered these developments, in particular the syndication efforts during the quarter ended June 30, 2022, to be potential indications of impairment and performed an interim impairment test for the goodwill recognized in the Digital reporting unit during the quarter ended June 30, 2022. The Company concluded that the carrying value of the reporting unit exceeded its estimated fair value, which considered both market and income approaches, and recorded a goodwill impairment charge of $460.1 million in the condensed consolidated statements of income during the quarter ended June 30, 2022, and also recognized a deferred tax asset of $116.2 million. This deferred tax asset, resulting from the excess of tax-deductible goodwill over book goodwill, relates to future tax deductions the Company expects to realize to reduce potential tax payments on future income. As a result, the carrying value of Cboe Digital decreased by $343.9 million, to $220.0 million as of June 30, 2022. The Company also performed testing over the intangible assets recognized as a result of the Cboe Digital acquisition during the quarter ended June 30, 2022, and based on the results of the assessments, determined there was no impairment required as the fair value approximated the carrying value. No other long lived assets were recognized as a result of the acquisition and subject to further assessment.

As a result of the finalization of the net working capital calculation associated with the acquisition of Cboe Digital (formerly ErisX) during the quarter ended September 30, 2022, the Company recorded additional goodwill of $0.8 million. Subsequently, the Company concluded that the indicators of impairment outlined in the previous paragraph continued to be relevant and recorded an additional goodwill impairment charge of $0.8 million in the condensed consolidated statements of income for the three months ended September 30, 2022.

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

For the three and nine months ended September 30, 2022, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	British		Australian	British		Australian
	Pounds (1)	Euros (1)	Dollars (1)	Pound (1)	Euro (1)	Dollars (1)
Foreign denominated % of:
Revenues	1.5%	3.5%	0.6%	1.7%	3.4%	0.6%
Cost of revenues	0.4%	2.2%	—%	0.3%	2.7%	—%
Operating expenses	3.2%	10.0%	3.7%	4.1%	7.3%	3.3%
Impact of 10% adverse currency fluctuation on:
Revenues	$1.5	$3.5	$0.6	$5.2	$9.8	$1.7
Cost of revenues	0.2	1.2	—	0.3	4.7	0.1
Operating expenses	0.7	2.1	0.8	2.4	3.7	1.9
(1)	An average foreign exchange rate to the U.S. dollar for the period was used. See Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the table summarizing the changes in certain operational and financial metrics for more information.

Equity Risk

Our investment in European, Canadian, and Asia Pacific operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European businesses are denominated in British pounds or Euros. The assets and liabilities of our Canadian businesses are denominated in Canadian dollars. The assets and liabilities of our Asia Pacific businesses are denominated in Hong Kong dollars, Australian dollars, Japanese Yen, or Philippine Pesos. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income (loss), net within stockholders' equity on our condensed consolidated balance sheets.

Our primary exposure to this equity risk as of September 30, 2022 is presented by foreign currency in the following table (in millions):

	British		Canadian
	Pounds (1)	Euros (1)	Dollars (1)
Net equity investment in Cboe Europe Equities and Derivatives, EuroCCP, MATCHNow, and NEO	$536.5	$108.1	$459.0
Impact on consolidated equity of a 10% adverse currency fluctuation	53.7	10.8	45.9
(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds per U.S. dollar, Euros per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of September 30, 2022.

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

The Company is exposed to further credit risk through our clearing operations. EuroCCP holds material amounts of clearing participant collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as liquidity and market risks. Cboe Digital holds material amounts of clearing participant collateral including cash and digital assets, which are held primarily to provide security of capital while minimizing credit risk as well as custody, valuation and market risks. The following is a summary of the risks associated with these deposits and how these risks are mitigated:

●	Credit Risk - The credit risk is predominantly in the event a clearing participant fails to meet a financial or contractual obligation and related to custodians and settlement banks. EuroCCP attempts to mitigate this risk through minimum participant requirements for clearing participants and monitoring their financial health. To cover potential loss to EuroCCP in the event of a clearing participant default, collateral is required from clearing participants. Besides potential defaults of clearing participants, the main credit risk faced by the clearinghouse is exposure to clearing participants when a trade fails to settle. To help mitigate this risk, a fail fee is charged to discourage late settlements. This fee covers EuroCCP’s costs but also acts as a deterrent as required by Regulation (EU) No 236/2012 on short selling, together with certain aspects of credit default swaps. Cboe Digital attempts to mitigate this risk by performing internal compliance and due diligence procedures as well as implementing internal risk controls. Cboe Digital’s due diligence procedures include review of the personal and corporate information, financial position of the participant, and monitor the Company’s risk exposure thresholds. Cboe Digital also mitigates credit risk of custodians and settlement banks through implementing credit risk related requirements, which are periodically reviewed, and through ongoing monitoring of the financial position of these entities. As of September 30, 2022, Cboe Digital does not expect a material loss concerning credit risk on any member participant, custodian, or settlement bank.
●	Liquidity Risk - Liquidity risk is the risk EuroCCP may not be able to meet its payment obligations in the right currency, in the right place and at the right time. To help mitigate this risk, EuroCCP monitors its liquidity requirements closely and maintains funds and assets in a manner which attempt to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, holding funds with a central bank where possible or making only short-term investments serves to help reduce liquidity risks. Liquidity is mainly required for securities settlement. The payment and settlement obligations generally stem from the function of EuroCCP as a cash equity clearinghouse: shares are bought and sold by clearing participants on a trading platform or OTC, and netted to settle two days later. During the settlement the actual payment for and delivery of the shares take place, this process requires intraday liquidity. If counterparties, which receive shares against payment, are unable to settle, an overnight liquidity need arises. The overnight liquidity is typically very short term, and is usually limited to a few days.
●	Custody Risk – Cboe Digital holds customer’s digital clearing assets custodially through self-custody and it’s accounts with custodians. Cboe Digital’s custody strategy is designed to maximize liquidity and efficient access to assets by making those assets readily available. Cboe Digital monitors its cash and the digital asset balances it maintains with custodians. Digital assets require control of one or more unique public and private keys relating to the local or online digital wallet in which the digital assets are held. The networks require one or more private keys relating to a digital wallet to authorize a spending transaction. If private keys are lost or destroyed, this could prevent the ability to transfer the corresponding digital asset. Security breaches, computer malware, and computer hacking attacks have been a prevalent concern in digital asset markets. Cboe Digital has committed to securely store digital assets it holds on behalf of users. As such, Cboe Digital may be liable to its users for losses arising from theft or loss of user private keys. Cboe Digital has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets within its control, and (iii) it has established security around custodial private keys to minimize the risk of theft or loss.
●	Valuation Risk - Cboe Digital is exposed to risk with respect to digital asset prices and valuations which are largely based on the supply and demand for those digital assets in financial markets. Cboe Digital’s valuation governance framework includes numerous controls and other procedural safeguards that are intended to maximize the quality of fair value measurements. New products and valuation techniques are reviewed and approved by senior management. Cboe Digital’s valuation process for digital assets are fair value estimates that are also validated by the finance control function independently. Independent price verification is performed by finance control through benchmarking fair value estimates with observable market prices or other independent sources. Reasonably designed controls and governance framework are in place and are intended to help ensure quality third-party pricing sources were used.
●	Market Risk - EuroCCP is also exposed to market risk in the event that a clearing participant defaults and the market prices of the securities in its open positions have moved adversely so the clearinghouse can only close out the participant’s obligations at a loss. To help mitigate market risk, EuroCCP collects collateral from clearing participants to cover for the probable loss during normal market conditions, together with contributions to the clearing fund to cover losses if a default occurred during extreme but plausible market conditions. Adverse movements in exchange rates affecting the value of obligations and collateral are factored into the calculation of the amount of collateral to be collected. To help ensure an orderly market, Cboe Digital maintains digital assets to support its clearing operations which may be subject to significant changes in value and therefore exposed to market risk with the fluctuation in market prices. Cboe Digital monitors this risk on a daily, weekly and monthly basis. The business model is such that Cboe Digital earns digital assets and at times may accumulate positions that are subject to market risk. Customer positions do have market risk based on daily activity and settlement prices.

On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations. Any such effects to date have been minimal.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of September 30, 2022 and 2021, our cash and cash equivalents and financial investments were $380.7 million and $419.1 million, respectively, of which $190.0 million and $166.4 million is held outside of the United States in various foreign subsidiaries in 2022 and 2021, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

As of September 30, 2022, we had $1,859.8 million in outstanding debt, of which $1,436.8 million relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. $424.7 million of the outstanding debt relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. The discontinuance of LIBOR and introduction to SOFR also contributes to interest rate risk. The overnight Treasury repurchase market underlying SOFR has experienced and may experience disruptions from time to time, which may result in unexpected fluctuations, including potentially higher rates, in SOFR. The Company continues to monitor the transition from LIBOR to SOFR and the potential impacts on our operating results for the remainder of 2022. A hypothetical 100 basis point increase in interest rates relating to the amounts outstanding under the Term Loan Agreement as of September 30, 2022 would decrease annual pre-tax earnings by $4.2 million, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the EuroCCP Credit Facility, as these facilities bear interest at fluctuating rates. As of September 30, 2022, there were no outstanding borrowings under our Revolving Credit Agreement. However, there were $1.7 million in debt issuance costs related to the amendment of the Revolving Credit Agreement as defined in Note 10 (“Debt”). There were no outstanding borrowings under the EuroCCP Credit Facility. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.

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
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during the third quarter 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

Cboe incorporates herein by reference the discussion set forth in Note 19 (“Income Taxes”) and Note 21 (“Commitments, Contingencies, and Guarantees”) of the condensed consolidated financial statements included herein.

Item 1A.   Risk Factors

There have been no material updates during the period covered by this Form 10-Q to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2022. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any of these risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.

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

The Company did not repurchase shares under the Company’s share repurchase program during the three months ended September 30, 2022.

Use of proceeds

None.

Item 3.       Defaults upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

Exhibit No.	Description

10.1

Amendment No. 21 to the Restated License Agreement, dated November 1, 1994, by and between Standard & Poor’s Financial Services LLC (as successor-in-interest to Standard & Poor’s, a division of McGraw-Hill, Inc.) and Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), effective as of October 20, 2022 (Filed herewith).

10.2

Amendment No. 22 to the Restated License Agreement, dated November 1, 1994, by and between Standard & Poor’s Financial Services LLC (as successor-in-interest to Standard & Poor’s, a division of McGraw-Hill, Inc.) and Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), effective as of September 1, 2022 (Filed herewith).+

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
Date: November 4, 2022

By:	/s/ Brian N. Schell
Brian N. Schell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: November 4, 2022