Form 10-Q
period 2023-03-31
Cboe Global Markets, Inc.
filed 2023-05-05
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	April 28, 2023
Common Stock, par value $0.01 per share	105,574,464 shares

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

●	“Cboe,” “we,” “us,” “our” or “the Company” refers to Cboe Global Markets, Inc. and its subsidiaries.
●	“ADV” means average daily volume.
●	“ADNV” means average daily notional value.
●	“AFM” refers to the Netherlands Authority for the Financial Markets.
●	“ATS” refers to an alternative trading system.
●	“Bats Global Markets” and “Bats” refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
●	“BIDS Trading” refers to BIDS Trading, L.P., a wholly-owned subsidiary of Cboe Global Markets, Inc. The ATS operated by BIDS Trading is not a registered national securities exchange or a facility thereof.
●	“BYX” refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“C2” refers to Cboe C2 Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Canadian SRO” refers to the New Self-Regulatory Organization of Canada (“New SRO”), a consolidation of the IIROC and the Mutual Fund Dealers Association of Canada.
●	“Cboe Asia Pacific” refers to Cboe Asia Pacific Holdings Limited (formerly known as Chi-X Asia Pacific Holdings Limited), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Australia” refers to Cboe Australia Pty Ltd. (formerly known as Chi-X Australia Pty. Ltd.), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Canada” refers to Aequitas Innovations, Inc. (formerly known as “NEO”), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Chi-X Europe” refers to Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Clear Digital” refers to Cboe Clear Digital, LLC (formerly known as Eris Clearing, LLC), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Clear Europe” refers to Cboe Clear Europe N.V. (formerly known as European Central Counterparty N.V., formerly defined as “EuroCCP”), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Digital” refers to Cboe Digital Intermediate Holdings, LLC (formerly known as Eris Digital Holdings, LLC) and its subsidiaries. Prior to rebranding under the Cboe Digital name, Eris Digital Holdings, LLC and its subsidiaries operated under the “ErisX” name.
●	“Cboe Europe Equities and Derivatives” refers to the combined businesses of Cboe Europe and Cboe NL.
●	“Cboe Europe” refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the UK operator of our Multilateral Trading Facility (“MTF”), our Regulated Market (“RM”), and our Approved Publication Arrangement (“APA”) under its Recognized Investment Exchange (“RIE”) status.
●	“Cboe Fixed Income” refers to Cboe Fixed Income Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe FX” refers to Cboe FX Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Japan” refers to Cboe Japan Ltd. (formerly known as Chi-X Japan Ltd.), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe NL” refers to Cboe Europe BV, a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
●	“Cboe Options” refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe SEF” refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Swiss” refers to Cboe Switzerland GmbH, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Trading” refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFE” refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFTC” refers to the U.S. Commodity Futures Trading Commission.
●	“CSD Br” refers to CSD Central de Serviços de Registro e Depósito aos Mercados Financeiro e de Capitais S.A., a Brazilian trade repository.
●	“Chi-X” refers to Chi-X Holdings Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“EDGA” refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“EDGX” refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“ESMA” refers to the European Securities and Markets Authority.
●	“Exchanges” refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.
●	“FASB” refers to the Financial Accounting Standards Board.
●	“FCA” refers to the UK Financial Conduct Authority.

●	“FINRA” refers to the Financial Industry Regulatory Authority.
●	“GAAP” refers to Generally Accepted Accounting Principles in the United States.
●	“IIROC” refers to the Investment Industry Regulatory Organization of Canada.
●	“MATCHNow” refers to TriAct Canada Marketplace LP, a wholly-owned subsidiary of Cboe Global Markets, Inc., the operator of our Canadian ATS called MATCHNow.
●	“Merger” refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
●	“OCC” refers to The Options Clearing Corporation.
●	“OPRA” refers to Options Price Reporting Authority, LLC.
●	“SEC” refers to the U.S. Securities and Exchange Commission.
●	“SPX” refers to our S&P 500 Index exchange-traded options products.
●	“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
●	“VIX” refers to our Cboe Volatility Index exchange traded options and futures products.

TRADEMARK AND OTHER INFORMATION

Cboe®, Cboe Global Markets®, Cboe LIS®, Bats®, BIDS Trading®, BYX®, BZX®, Cboe Volatility Index®, CFE®, EDGA®, EDGX®, ErisX®, EuroCCP®, Hybrid®, LiveVol®, MATCHNow®, NANO®, Options Institute®, Silexx®, VIX®, and XSP® are registered trademarks, and Cboe Futures ExchangeSM, Cboe BIDS EuropeSM, Cboe ClearSM, Cboe DigitalSM, C2SM, f(t)optionsSM, HanweckSM, NANOsSM, Nanos by CboeSM The Exchange for the World StageSM, and Trade AlertSM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.

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

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. Please refer to the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in this Quarterly Report and other filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except par value data and share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$435.6	$432.7
Financial investments	80.2	91.7
Accounts receivable, net of $2.3 allowance for credit losses at March 31, 2023 and $2.2 at December 31, 2022	393.4	369.8
Margin deposits and clearing funds	1,452.8	543.0
Digital assets - safeguarded assets	42.0	22.9
Income taxes receivable	4.5	48.3
Other current assets	49.6	47.6
Total current assets	2,458.1	1,556.0

Investments	269.7	253.2
Land	2.3	2.3
Property and equipment, net	112.1	108.2
Operating lease right of use assets	110.1	111.7
Goodwill	3,128.4	3,122.8
Intangible assets, net	1,636.5	1,662.8
Other assets, net	186.3	181.9
Total assets	$7,903.5	$6,998.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$368.2	$420.2
Section 31 fees payable	75.4	147.1
Deferred revenue	21.7	11.7
Margin deposits and clearing funds	1,452.8	543.0
Digital assets - safeguarded liabilities	42.0	22.9
Income taxes payable	19.4	3.5
Current portion of long-term debt	304.8	304.7
Current portion of contingent consideration liabilities	19.2	24.1
Total current liabilities	2,303.5	1,477.2

Long-term debt	1,437.8	1,437.3
Non-current unrecognized tax benefits	210.5	196.1
Deferred income taxes	211.4	222.9
Non-current operating lease liabilities	126.9	129.3
Non-current portion of contingent consideration liabilities	15.0	15.0
Other non-current liabilities	59.7	55.8
Total liabilities	4,364.8	3,533.6
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 107,959,078 and 105,574,173 shares issued and outstanding, respectively at March 31, 2023 and 107,670,248 and 105,951,199 shares issued and outstanding, respectively at December 31, 2022	1.1	1.1
Common stock in treasury, at cost, 2,384,905 shares at March 31, 2023 and 1,719,049 shares at December 31, 2022	(213.7)	(131.0)
Additional paid-in capital	1,472.3	1,455.1
Retained earnings	2,291.2	2,171.1
Accumulated other comprehensive loss, net	(12.2)	(31.0)
Total stockholders’ equity	3,538.7	3,465.3
Total liabilities and stockholders’ equity	$7,903.5	$6,998.9

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Cash and spot markets	$407.0	$461.9
Data and access solutions	129.4	118.9
Derivatives markets	451.8	393.7
Total revenues	988.2	974.5
Cost of revenues:
Liquidity payments	371.8	467.5
Routing and clearing	24.0	22.3
Section 31 fees	74.9	35.7
Royalty fees and other cost of revenues	46.1	30.9
Total cost of revenues	516.8	556.4
Revenues less cost of revenues	471.4	418.1
Operating expenses:
Compensation and benefits	110.4	81.2
Depreciation and amortization	41.4	40.9
Technology support services	22.2	19.2
Professional fees and outside services	23.9	19.7
Travel and promotional expenses	6.2	2.9
Facilities costs	7.6	6.5
Acquisition-related costs	6.4	2.0
Other expenses	5.4	6.0
Total operating expenses	223.5	178.4
Operating income	247.9	239.7
Non-operating income (expenses):
Interest expense, net	(15.1)	(10.8)
Other income (expense), net	15.4	(4.0)
Income before income tax provision	248.2	224.9
Income tax provision	74.8	115.3
Net income	173.4	109.6
Net income allocated to participating securities	(0.8)	(0.4)
Net income allocated to common stockholders	$172.6	$109.2
Basic earnings per share	$1.63	$1.02
Diluted earnings per share	$1.63	$1.02

Basic weighted average shares outstanding	105.9	106.6
Diluted weighted average shares outstanding	106.2	106.8

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended
	March 31,
	2023	2022
Net income	$173.4	$109.6
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	19.8	(26.5)
Unrealized holding losses on financial investments	(0.9)	—
Post-retirement benefit obligations	(0.1)	—
Comprehensive income	192.2	83.1
Comprehensive income allocated to participating securities	(0.8)	(0.4)
Comprehensive income allocated to common stockholders, net of income tax	$191.4	$82.7

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2023 and March 31, 2022

(unaudited)

(in millions, except per share amounts)

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	loss, net	equity
Balance at December 31, 2022	$—	$1.1	$(131.0)	$1,455.1	$2,171.1	$(31.0)	$3,465.3
Cash dividends on common stock of $0.50 per share	—	—	—	—	(53.3)	—	(53.3)
Stock-based compensation	—	—	—	16.9	—	—	16.9
Repurchases of common stock from employee stock plans	—	—	(12.7)	—	—	—	(12.7)
Purchase of common stock	—	—	(70.0)	—	—	—	(70.0)
Shares issued under employee stock purchase plan	—	—	—	0.3	—	—	0.3
Net income	—	—	—	—	173.4	—	173.4
Other comprehensive income	—	—	—	—	—	18.8	18.8
Balance at March 31, 2023	$—	$1.1	$(213.7)	$1,472.3	$2,291.2	$(12.2)	$3,538.7

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	income, net	equity
Balance at December 31, 2021	$—	$1.1	$(106.8)	$1,509.4	$2,145.5	$55.6	$3,604.8
Cash dividends on common stock of $0.48 per share	—	—	—	—	(51.4)	—	(51.4)
Stock-based compensation	—	—	—	9.1	—	—	9.1
Repurchases of common stock from employee stock plans	—	—	(8.4)	—	—	—	(8.4)
Purchase of common stock	—	—	(70.0)	—	—	—	(70.0)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	109.6	—	109.6
Other comprehensive loss	—	—	—	—	—	(26.5)	(26.5)
Balance at March 31, 2022	$—	$1.1	$(185.2)	$1,518.6	$2,203.7	$29.1	$3,567.3

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$173.4	$109.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.4	40.9
Amortization of debt issuance cost and debt discount	0.7	0.5
Realized gain on available-for-sale financial investments	(0.9)	—
Provision for accounts receivable credit losses	0.6	0.2
Benefit for deferred income taxes	(10.6)	(17.8)
Stock-based compensation expense	16.9	9.1
Loss on disposal of property and equipment	—	0.1
Equity (earnings) loss in investments	(14.4)	3.1
Changes in assets and liabilities:
Accounts receivable	(20.2)	(56.2)
Restricted cash and cash equivalents and customer bank deposits (included in margin deposits and clearing funds)	898.2	1,064.4
Income taxes receivable	43.8	42.7
Other current assets	(2.2)	0.3
Other assets	(8.4)	(15.7)
Accounts payable and accrued liabilities	(56.0)	2.8
Section 31 fees payable	(71.7)	(4.6)
Deferred revenue	9.9	11.2
Income taxes payable	15.7	24.5
Unrecognized tax benefits	14.3	56.0
Other liabilities	0.3	(11.3)
Net cash provided by operating activities	1,030.8	1,259.8
Cash flows from investing activities:
Purchases of available-for-sale financial investments	(48.8)	(20.8)
Proceeds from maturities of available-for-sale financial investments	64.4	8.6
Proceeds from sale of intangible assets	0.8	—
Contributions to investments	(2.1)	(1.9)
Purchases of property and equipment and leasehold improvements	(12.4)	(10.8)
Net cash provided by (used in) investing activities	1.9	(24.9)
Cash flows from financing activities:
Proceeds from long-term debt	—	298.6
Debt issuance costs	—	(4.8)
Cash dividends on common stock	(53.3)	(51.4)
Repurchases of common stock from employee stock plans	(12.7)	(8.4)
Payments of contingent consideration related to acquisitions	(4.9)	(17.4)
Shares issued under employee stock purchase plan	(0.3)	(0.1)
Purchase of common stock	(70.0)	(70.0)
Net cash (used in) provided by financing activities	(141.2)	146.5
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	21.1	0.7
Increase in cash, cash equivalents, and restricted cash and cash equivalents	912.6	1,382.1
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	979.9	1,092.2
End of period	$1,892.5	$2,474.3
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	435.6	659.4
Restricted cash and cash equivalents (included in margin deposits and clearing funds)	1,428.4	1,810.3
Restricted cash and cash equivalents (included in other current assets)	4.1	4.6
Customer bank deposits (included in margin deposits and clearing funds)	24.4	—
Total	$1,892.5	$2,474.3
Supplemental disclosure of cash transactions:
Cash paid for income taxes, net of refunds	$9.3	$10.3
Cash paid for interest	21.4	8.8

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Cboe Global Markets, Inc. (“Cboe” or “the Company”), the world's leading derivatives and securities exchange network, delivers cutting-edge trading, clearing and investment solutions to people around the world. Cboe provides trading solutions and products in multiple asset classes, including equities, derivatives, FX, and digital assets, across North America, Europe and Asia Pacific. Above all, Cboe is committed to building a trusted, inclusive global marketplace that enables people to pursue a sustainable financial future.

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest stock exchanges by value traded in Europe, and owns Cboe Clear Europe (rebranded from EuroCCP in November 2022), a leading pan-European equities and derivatives clearinghouse, BIDS Trading, a leading block-trading ATS by volume in the U.S., MATCHNow (operating as TriAct Canada Marketplace LP), a leading equities ATS in Canada, Cboe Australia, an operator of trading venues in Australia, and Cboe Japan, an operator of trading venues in Japan. Cboe also is a leading market globally for exchange-traded products (“ETPs”) listings and trading. On May 2, 2022, Cboe completed its acquisition of ErisX, subsequently rebranded to Cboe Digital, an operator of a U.S. based digital asset spot market, a regulated futures exchange and a regulated clearinghouse. On June 1, 2022, Cboe completed its acquisition of NEO, subsequently rebranded to Cboe Canada, which is a recognized Canadian securities exchange.

The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Hong Kong, Kansas City, London, Manila, New York, San Francisco, Sarasota Springs, Singapore, Sydney, Tokyo, and Toronto.

Basis of Presentation

These interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP as established by FASB for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

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

Segment Information

The Company previously operated five reportable business segments prior to the quarter ended June 30, 2022. As a result of the Cboe Digital acquisition, as of the quarter ended June 30, 2022, the Company operates six reportable segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital which is reflective of how the Company's chief operating decision-maker reviews and operates the business. See Note 14 (“Segment Reporting”) for more information.

Update to Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed for the Company for the three months ended March 31, 2023, that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements - Adopted

On March 31, 2022, the SEC issued SAB 121, which sets out interpretive guidance from the staff of the SEC regarding the accounting for obligations to safeguarded digital assets that an entity holds for its platform users. The guidance requires an entity to recognize a liability for the obligation to safeguard the users’ assets and recognize an associated asset for the digital assets held for users. Both the liability and asset will be measured initially and subsequently at the fair value of the digital assets being safeguarded. The guidance also requires additional disclosures related to the nature and amount of digital assets held on behalf of its platform users, with separate disclosure for each significant digital asset, and the vulnerabilities the entity has due to any concentration in such activities. The guidance, effective for interim or annual periods ending after June 15, 2022, was adopted by the Company as of June 30, 2022. As a result of adopting SAB 121, the Company recorded digital assets – safeguarded assets, with corresponding digital assets – safeguarded liabilities of $22.4 million as of June 30, 2022, with no impact to the condensed consolidated statements of income and cash flows. There were no other recent applicable material accounting pronouncements that have been adopted as of March 31, 2023.

Recent Accounting Pronouncements - Issued, not yet Adopted

There were no applicable material accounting pronouncements that have been issued, but not yet adopted as of March 31, 2023.

2.   REVENUE RECOGNITION

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

Revenues

●	Cash and spot markets – includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other revenue from Cboe’s North American Equities, Europe and Asia Pacific, Global FX, and Digital segments.
●	Data and access solutions – includes access and capacity fees, proprietary market data fees, and associated other revenue across Cboe’s six segments.
●	Derivatives markets – includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other revenue from Cboe’s Options, Futures, Europe and Asia Pacific, and Digital segments.

Cost of Revenues

●	Royalty fees and other cost of revenues – includes royalty fees and other cost of revenues across the Company’s six segments. In prior periods, royalty fees and other cost of revenues were presented as distinct cost of revenues categories.

The Company’s main types of revenue contracts consist of the following, which are disaggregated from the condensed consolidated statements of income.

●	Transaction and clearing fees - Transaction fees represent fees charged by the Company for meeting the point-in-time performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees are recognized across all segments. Clearing fees, which include settlement fees, represent fees charged by the Company for meeting the point-in-time performance obligation for transactions cleared and settled by Cboe Clear Europe and Cboe Clear Digital, the derivatives clearing organization for Cboe Digital. Clearing fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Clearing fees are recognized in the Europe and Asia Pacific and Digital segments. Transaction and clearing fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules.
●	Access and capacity fees - Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. Facilities, systems services and other fees are generally monthly fee-based. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligations are met. All access and capacity fees associated with the trading floor are recognized over time in the Options segment, as the performance obligations are met.
●	Market data fees - Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the Exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Proprietary market data also includes revenue from various licensing agreements. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data to meet its performance obligation. U.S. tape plan market data is recognized in the North American Equities and Options segments. Proprietary market data fees are recognized across all segments.
●	Regulatory fees - There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC for meeting the point-in-time performance obligation of executing a trade on its markets. The fees charged to customers are based on the fee set by the SEC per notional value of U.S. Equities exchange transactions and per round turn of Options transactions executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the North American Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principal in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) which supports the Company’s regulatory oversight function in the Options segment, along with other miscellaneous regulatory fees, and neither can be used for non-regulatory purposes. The ORF and miscellaneous fees are recognized when the performance obligation is fulfilled.
●	Other revenue - Other revenue primarily includes interest income from clearing operations, all fees related to the trade reporting facility operated in the Europe and Asia Pacific segment, listing fees, and revenue associated with advertisements through the Company’s websites.

All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers, with the exception of interest income from clearing operations. The following table depicts the disaggregated revenue contract types listed above within each respective financial statement caption in the condensed consolidated statements of income (in millions):

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Three Months Ended March 31, 2023
Transaction and clearing fees	$311.9	$—	$420.6	$732.5
Access and capacity fees	—	84.2	—	84.2
Market data fees	17.9	44.5	8.5	70.9
Regulatory fees	62.6	—	21.9	84.5
Other revenue	14.6	0.7	0.8	16.1
	$407.0	$129.4	$451.8	$988.2

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Three Months Ended March 31, 2022
Transaction and clearing fees	$395.5	$—	$374.1	$769.6
Access and capacity fees	—	77.9	—	77.9
Market data fees	22.9	39.6	8.2	70.7
Regulatory fees	31.9	—	10.7	42.6
Other revenue	11.6	1.4	0.7	13.7
	$461.9	$118.9	$393.7	$974.5

The following table depicts the disaggregation of revenue according to segment (in millions):

		North	Europe				Corporate
		American	and Asia		Global		Items and
	Options	Equities	Pacific	Futures	FX	Digital	Eliminations	Total
Three Months Ended March 31, 2023
Transaction and clearing fees	$395.8	$255.0	$42.1	$24.8	$15.8	$(1.0)	$—	$732.5
Access and capacity fees	38.9	28.4	8.9	5.3	2.6	0.1	—	84.2
Market data fees	28.0	31.9	8.7	2.0	0.3	—	—	70.9
Regulatory fees	21.9	62.6	—	—	—	—	—	84.5
Other revenue	1.5	1.9	12.6	—	0.1	—	—	16.1
	$486.1	$379.8	$72.3	$32.1	$18.8	$(0.9)	$—	$988.2
Timing of revenue recognition
Services transferred at a point in time	$419.2	$319.5	$54.7	$24.8	$15.9	$(1.0)	$—	$833.1
Services transferred over time	66.9	60.3	17.6	7.3	2.9	0.1	—	155.1
	$486.1	$379.8	$72.3	$32.1	$18.8	$(0.9)	$—	$988.2

Three Months Ended March 31, 2022
Transaction and clearing fees	$348.3	$330.8	$50.1	$25.8	$14.6	$—	$—	$769.6
Access and capacity fees	35.8	26.0	9.3	4.5	2.3	—	—	77.9
Market data fees	25.9	34.2	8.3	2.0	0.3	—	—	70.7
Regulatory fees	10.7	31.9	—	—	—	—	—	42.6
Other revenue	1.9	0.8	10.9	—	0.1	—	—	13.7
	$422.6	$423.7	$78.6	$32.3	$17.3	$—	$—	$974.5
Timing of revenue recognition
Services transferred at a point in time	$360.9	$363.5	$61.0	$25.8	$14.7	$—	$—	$825.9
Services transferred over time	61.7	60.2	17.6	6.5	2.6	—	—	148.6
	$422.6	$423.7	$78.6	$32.3	$17.3	$—	$—	$974.5

Contract liabilities as of March 31, 2023 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at December 31, 2022	Cash Additions	Revenue Recognized	Balance at March 31, 2023
Liquidity provider sliding scale (1)	$—	$7.2	$(1.8)	$5.4
Other, net	11.7	11.1	(6.5)	16.3
Total deferred revenue	$11.7	$18.3	$(8.3)	$21.7
(1)	Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

3.   ACQUISITIONS

On May 2, 2022, the Company purchased ErisX, which was subsequently rebranded to Cboe Digital. Cboe Digital operates a U.S. based digital asset spot market, a regulated futures exchange and a regulated clearinghouse. Ownership of Cboe Digital allows the Company to enter the digital asset spot and derivatives marketplaces through a digital-first platform developed with industry partners to focus on robust regulatory compliance, data and transparency. Eris Innovations Holdings, LLC (formerly Eris Exchange Holdings, LLC) was not a part of this transaction and the Company retains its minority equity ownership interest in Eris Innovations Holdings, LLC. Of the acquisition’s purchase price, $460.9 million was allocated to goodwill, $95.0 million was allocated to intangible assets, and $8.4 million was allocated to working capital. Prior to signing the acquisition agreement, the Company held a minority investment in ErisX. As a result of the acquisition of the remaining portion of ErisX, the Company recognized a $7.5 million gain, reflecting the change in fair value of the minority investment in ErisX as a result of the acquisition, which is included in other income (expense), net in the condensed consolidated statement of income for the year ended December 31, 2022. See below for further discussion of intangible assets acquired. Additionally, the Company performed impairment testing during the year ended December 31, 2022, as there were market events that indicated it was more likely than not that these assets were impaired, resulting in the recognition of impairment charges to goodwill. See Note 8 (“Goodwill, Intangible Assets, net, and Digital Assets Held”) for more information on the impairments.

On June 1, 2022, the Company purchased NEO, which was subsequently rebranded to Cboe Canada. Cboe Canada is a fintech organization that is comprised of a fully registered Canadian securities exchange with a diverse product and services set ranging from corporate listings to cash equities trading and a non-listed securities distribution platform. With ownership of Cboe Canada, the Company expects to further grow Canada as a hub for global equities trading, in addition to MATCHNow, the ATS acquired by the Company in 2020. As of December 31, 2022, the allocation of purchase price includes adjustments within the measurement period resulting in a decrease to intangible assets, an increase in net working capital and a reduction in contingent consideration. See the table below for more information about the adjustments made to the Cboe Canada (formerly NEO) purchase price allocation. Additional adjustments to the provisional values may occur before the end of the measurement period, a period not to exceed twelve months from the acquisition date, which may include tax and other estimates which will be recorded in the reporting period that the adjustment amounts are determined. See below for further discussion of intangible assets acquired and Note 13 (“Fair Value Measurement”) for the impact of the allocation adjustments on the Company’s financial liabilities.

The following table presents the details of the adjustments made to the initial purchase price allocation for the Cboe Canada (formerly NEO) acquisition during the year ended December 31, 2022 (in millions):

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

	Cboe Digital	Useful Life (Years)	Cboe Canada	Useful Life (Years)
Trading registrations and licenses	$25.0	Indefinite	$15.1	Indefinite
Customer relationships	—		37.4	15
Technology	70.0	10	16.2	7
Trademarks and tradenames	—		0.4	5
Total identifiable intangible assets	$95.0		$69.1

Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company expensed $6.4 million of acquisition-related costs during the three months ended March 31, 2023, all of which related to professional fees and other expenses. The Company expensed $2.0 million of acquisition-related costs during the three months ended March 31, 2022, all of which related to professional fees and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

4.   INVESTMENTS

As of March 31, 2023 and December 31, 2022, the Company’s investments were comprised of the following (in millions):

	March 31,	December 31,
	2023	2022
Equity method investments:
Investment in 7Ridge Investments 3 LP	$231.9	$215.4
Total equity method investments	231.9	215.4

Other equity investments:
Investment in Eris Innovations Holdings, LLC	20.0	20.0
Investment in CSD Br	5.9	5.9
Investment in Coin Metrics Inc.	5.0	5.0
Investment in Cboe Vest Financial Group, Inc.	2.9	2.9
Investment in Effective Investing Limited	1.8	1.8
Investment in OCC	0.3	0.3
Other equity investments	1.9	1.9
Total other equity investments	37.8	37.8

Total investments	$269.7	$253.2

Equity Method Investments

The Company’s investment in the 7Ridge Investments 3 LP (“7Ridge Fund”), represents a nonconsolidated variable interest entity (“VIE”). The Company has determined that consolidation of the VIE is not required as the Company is not the primary beneficiary of the 7Ridge Fund, as it does not have controlling financial interest and lacks the ability to unilaterally remove the general partner, 7Ridge Investments 3 GP Limited, direct material strategic decisions, or dissolve the entity (i.e., the Company does not have unilateral substantive “kick-out” or “liquidation” rights).

The Company’s interest in the 7Ridge Fund is equal to the carrying value of the investment as of March 31, 2023, or $231.9 million, which includes periodic capital contributions to the 7Ridge Fund, as well as the Company’s share of 7Ridge Fund’s profit or loss, including gains or losses arising from the fair value measurement of the investment held by the 7Ridge Fund, booked against the investment account. The carrying value of the investment is included in investments within the condensed consolidated balance sheets. The Company’s maximum loss exposure, in the unlikely event that all of the VIE’s assets become worthless, is limited to the carrying value of Company’s investment.

Other Equity Investments

The carrying value of other equity investments is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the measurement alternative given the absence of readily determinable fair values for the respective investments and due to the Company’s inability to exercise significant influence over the investments based upon the respective ownership interests held. As of March 31, 2023, other equity investments primarily consist of minority investments in Eris Innovations Holdings, LLC, CSD Br, Coin Metrics Inc., Cboe Vest Financial Group, Inc, Effective Investing Limited, and a 20% investment in OCC.

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2023 and December 31, 2022 (in millions):

	March 31,	December 31,
	2023	2022
Construction in progress	$11.4	$7.7
Building	68.8	68.8
Furniture and equipment	299.8	291.3
Total property and equipment	380.0	367.8
Less accumulated depreciation	(267.9)	(259.6)
Property and equipment, net	$112.1	$108.2

Depreciation expense using the straight-line method was $8.5 million and $8.6 million for the three months ended March 31, 2023 and 2022, respectively.

As a result of the Merger, there was a reduction in employee workspace needed in Chicago, which led to the decision to market for sale the former headquarters location. The Company classified the associated land, building, and certain furniture and equipment of the former headquarters location as held for sale, performed an impairment assessment, and ceased depreciation effective May 1, 2019, as the Company anticipated selling the property held for sale in less than twelve months. However, due to the time elapsed since active marketing for sale of the building commenced, the Company reclassified the property to held and used, effective May 1, 2021, and the building was once again subject to depreciation. On April 28, 2022, the Company signed a non-binding letter of intent with an entity interested in purchasing the property, though in the quarter ended September 30, 2022, negotiations with this entity were terminated. The Company has continued discussions with other potential buyers. At this time the Company has no indications that the property’s classification or carrying value needs to be updated as of March 31, 2023. The property is subject to depreciation as of March 31, 2023. The total value of the property classified as property held and used was $9.3 million, which includes $2.3 million of land and $7.0 million of property and equipment, net on the condensed consolidated balance sheet as of March 31, 2023.

6. CREDIT LOSSES

Current expected credit losses are estimated for accounts receivable and certain notes receivable.

Accounts receivable represent amounts due from the Company’s member firms. The allowance for accounts receivable credit losses is calculated using an aging schedule.

The allowance for notes receivable credit losses is associated with notes receivable included within other assets, net on the condensed consolidated balance sheets and primarily relates to the consolidated audit trail (“CAT”), which involves the creation of an audit trail that strives to enhance regulators’ ability to monitor trading activity in the U.S. markets through a phased implementation. The funding of the CAT is ultimately expected to be provided by self-regulatory organizations (“SROs”), which includes the Exchanges, FINRA and broker-dealers (who are referred to as “Industry Members” and who collectively are referred to as “Plan Participants”); however, until a funding model is established, the funding to date has solely been provided by the Plan Participants in exchange for promissory notes. In addition, until the SEC approves a funding model that shares the cost of the CAT between the SROs and Industry Members, the SROs may continue to incur additional significant costs, or result in not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT. A portion of the promissory notes is expected to be repaid by Consolidated Audit Trail, LLC once proposed plan amendments and fee filings associated with a funding model are effective and associated Industry Member fees are collected by the Consolidated Audit Trail, LLC pursuant to the CAT funding model. In addition to assessing these CAT fees to Industry Members to cover a portion of the CAT historical costs funded to date by the Plan Participant promissory notes, the proposed CAT funding model also provides a framework for ongoing costs to be funded by Consolidated Audit Trail, LLC assessing CAT fees to both Plan Participants and Industry Members. Once these ongoing CAT fees become effective through fee filings submitted by the Plan Participants, it is anticipated there will no longer be any promissory notes provided by the Plan Participants to Consolidated Audit Trail, LLC.

Until the fees for historical CAT costs that are associated with the promissory notes are collected from Industry Members and remitted by Consolidated Audit Trail, LLC to the Plan Participants, the Plan Participants may continue to incur additional significant costs, including additional promissory notes to fund CAT operations. The allowance for notes receivable credit losses associated with the CAT is calculated using a methodology that is primarily based on various potential outcomes under the proposed funding model pending with the SEC.

The following represents the changes in allowance for credit losses during the three months ended March 31, 2023 and 2022 (in millions):

	Balance at December 31, 2022	Current period provision for expected credit losses	Write-offs charged against the allowance	Recoveries collected	Balance at March 31, 2023
Allowance for notes receivable credit losses	$30.1	$—	$—	$—	$30.1
Allowance for accounts receivable credit losses	2.2	0.1	—	—	2.3
Total allowance for credit losses	$32.3	$0.1	$—	$—	$32.4

7.   OTHER ASSETS, NET

Other assets, net consisted of the following as of March 31, 2023 and December 31, 2022 (in millions):

	March 31,	December 31,
	2023	2022
Software development work in progress	$4.6	$8.9
Data processing software	129.2	124.2
Less accumulated depreciation and amortization	(81.2)	(78.8)
Data processing software, net	52.6	54.3
Other assets (1)	133.7	127.6
Other assets, net	$186.3	$181.9

(1) At March 31, 2023 and December 31, 2022, the majority of the balance included notes receivable, net of allowance, a contra-revenue asset, and long-term prepaid assets. As of March 31, 2023 and December 31, 2022, the notes receivable, net balance was $112.4 million and $102.9 million, respectively. See Note 6 (“Credit Losses”) for more information on the notes receivable included within other assets, net on the condensed consolidated balance sheets. See Note 17 (“Stock-Based Compensation”) for more information on the contra-revenue asset related to the issuance of Cboe Digital Restricted Common Units and Warrants included within other assets, net on the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the contra-revenue asset balance was $18.9 million and $19.9 million, respectively.

Amortization expense related to data processing software was $2.0 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively.

8.   GOODWILL, INTANGIBLE ASSETS, NET, AND DIGITAL ASSETS HELD

The following table presents the details of goodwill by segment (in millions):

		North American	Europe and
	Options	Equities	Asia Pacific	Global FX	Digital	Total
Balance as of December 31, 2022	$305.8	$2,000.8	$549.0	$267.2	$—	$3,122.8
Changes in foreign currency exchange rates	—	0.2	5.4	—	—	5.6
Balance as of March 31, 2023	$305.8	$2,001.0	$554.4	$267.2	$—	$3,128.4

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

As a result of the finalization of the net working capital calculation associated with the acquisition of Cboe Digital during the quarter ended September 30, 2022, the Company recorded additional goodwill of $0.8 million. Subsequently, the Company concluded that the indicators of impairment outlined in the previous paragraph continued to be relevant and recorded an additional goodwill impairment charge of $0.8 million in the condensed consolidated statements of income for the three months ended September 30, 2022. The Company determined there were no further impairment indicators for the three months ended March 31, 2023.

The following table presents the details of the intangible assets by segment (in millions):

		North American	Europe and
	Options	Equities	Asia Pacific	Global FX	Digital	Total
Balance as of December 31, 2022	$146.1	$992.8	$359.9	$72.8	$91.2	$1,662.8
Dispositions	—	—	—	—	(0.8)	(0.8)
Amortization	(3.1)	(15.5)	(6.1)	(4.5)	(1.7)	(30.9)
Changes in foreign currency exchange rates	—	0.1	5.3	—	—	5.4
Balance as of March 31, 2023	$143.0	$977.4	$359.1	$68.3	$88.7	$1,636.5

For the three months ended March 31, 2023 and 2022, amortization expense was $30.9 million and $30.6 million, respectively. The estimated future amortization expense is $85.3 million for the remainder of 2023, $92.9 million for 2024, $76.4 million for 2025, $69.2 million for 2026, and $62.5 million for 2027.

The following tables present the categories of intangible assets by segment as of March 31, 2023 and December 31, 2022 (in millions, except as stated):

	March 31, 2023					Weighted
		North	Europe			Average
		American	and Asia			Amortization
	Options	Equities	Pacific	Global FX	Digital	Period (in years)
Trading registrations and licenses	$95.5	$605.3	$203.3	$—	$25.0	Indefinite
Customer relationships	46.6	412.8	211.4	140.0	—	16
Market data customer relationships	53.6	322.0	59.6	64.4	—	9
Technology	28.1	56.6	33.3	22.5	70.0	7
Trademarks and tradenames	12.9	8.2	2.3	1.2	—	7
Digital assets held	—	—	—	—	0.1	Indefinite
Accumulated amortization	(93.7)	(427.5)	(150.8)	(159.8)	(6.4)
	$143.0	$977.4	$359.1	$68.3	$88.7

	December 31, 2022					Weighted
		North	Europe			Average
		American	and Asia			Amortization
	Options	Equities	Pacific	Global FX	Digital	Period (in years)
Trading registrations and licenses	$95.5	$605.3	$199.5	$—	$25.0	Indefinite
Customer relationships	46.6	412.8	208.9	140.0	—	16
Market data customer relationships	53.6	322.0	58.4	64.4	—	9
Technology	28.1	56.4	32.8	22.5	70.0	8
Trademarks and tradenames	12.9	8.2	2.3	1.2	—	7
Digital assets held	—	—	—	—	0.9	Indefinite
Accumulated amortization	(90.6)	(411.9)	(142.0)	(155.3)	(4.7)
	$146.1	$992.8	$359.9	$72.8	$91.2

Cboe Digital holds customer digital assets in customer accounts, referred to as wallets, either through a third-party custodian, a licensed trust company, or in separate and distinct wallets managed by Cboe Digital. Cboe Digital, together with its third-party custodian, is directly responsible for securing customers’ digital assets and protecting them from loss or theft. Customer digital assets are held in omnibus wallets for the benefit of customers of Cboe Digital and Cboe Digital maintains the records of the amount and type of digital asset owned by each of its customers in omnibus wallets. The amount of customer digital assets held by Cboe Digital is reflected within digital assets – safeguarded assets and digital assets – safeguarded liabilities in the condensed consolidated balance sheets. In addition, Cboe Digital maintains an immaterial amount of its own digital assets to facilitate customer trading.

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (in millions):

	March 31,	December 31,
	2023	2022
Compensation and benefit-related liabilities	$31.0	$90.2
Royalties	38.3	33.3
Accrued liabilities	60.2	69.4
Current operating lease liabilities	18.8	18.3
Rebates payable	95.2	75.2
Marketing fee payable	17.4	15.9
Tax reserves	92.2	90.4
Accounts payable	15.1	27.5
Total accounts payable and accrued liabilities	$368.2	$420.2

10.  DEBT

The Company’s debt consisted of the following as of March 31, 2023 and December 31, 2022 (in millions):

	March 31,	December 31,
	2023	2022
Term Loan Agreement due December 2023, floating rate	$304.8	$304.7
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	647.5	647.3
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	494.2	494.0
$300 million fixed rate Senior Notes due March 2032, stated rate of 3.000%	296.1	296.0
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Total debt	$1,742.6	$1,742.0

Term Loan Agreement

On March 22, 2018, the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”). The Term Loan Agreement matures on December 15, 2023 and initially provided for a senior unsecured term loan facility in an aggregate principal amount of $300 million, which amount was later increased to allow for an additional draw of $110 million on June 25, 2021 in order to fund a portion of the acquisition of Cboe Asia Pacific (formerly Chi-X Asia Pacific Holdings Limited) and was increased on March 29, 2022 to allow for additional delayed draws of $190 million on April 29, 2022 to fund a portion of the Cboe Digital (formerly ErisX) acquisition, and $175 million on May 31, 2022 to fund a portion of the Cboe Canada (formerly NEO) acquisition. On each of August 25, 2022 and September 22, 2022, the Company repaid $50 million, respectively, of outstanding indebtedness under the Term Loan Agreement, and on each of November 1, 2022, December 1, 2022, and December 27, 2022, the Company repaid $40 million, $50 million, and $30 million, respectively, of outstanding indebtedness under the Term Loan Agreement totaling $220 million repaid during the year ended December 31, 2022.

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

The Term Loan Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default, including cross-defaults from the Company’s other indebtedness, and indemnification provisions in favor of the lenders thereunder. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Term Loan Agreement, be increased to 4.25 to 1.00 or 4.00 to 1.00 (from 3.50 to 1.00) for four consecutive fiscal quarters following certain acquisitions, provided this increase may be made only once and at the time it exercises such financial covenant step-up, the Company shall be exercising a like step-up under its revolving credit facility. At March 31, 2023, the Company was in compliance with these covenants and did not exercise financial covenant step-up.

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

On March 16, 2022, the Company issued $300 million aggregate principal amount of 3.000% Senior Notes due 2032 (“3.000% Senior Notes” and, together with the 1.625% Senior Notes and the 3.650% Senior Notes, the “Senior Notes”). The form and terms of the 3.000% Senior Notes were established pursuant to an Officer’s Certificate, dated as of March 16, 2022, supplementing the Indenture. The Company used the net proceeds from the 3.000% Senior Notes, together with cash on hand, and the proceeds of additional borrowings, to partially fund its acquisition of Cboe Digital. The 3.000% Senior Notes mature on March 16, 2032 and bear interest at the rate of 3.000% per annum, payable semi-annually in arrears on March 16 and September 16 of each year, commencing September 16, 2022.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At March 31, 2023, the Company was in compliance with these covenants.

Revolving Credit Agreement

On February 25, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which amended and restated the prior revolving credit agreement.

The Revolving Credit Agreement provides for a senior unsecured $400 million three-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $200 million, for a total of $600 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of March 31, 2023, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of March 31, 2023, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at March 31, 2023, $400 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on February 25, 2027, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.25 to 1.00 on one occasion and 4.00 to 1.00 on another occasion, in each case, for four consecutive fiscal quarters; provided that, prior to the exercise of the second such financial covenant step-up, the maximum consolidated leverage ratio shall have returned to a level of 3.50 to 1.00 for at least two consecutive fiscal quarters. At March 31, 2023, the Company was in compliance with these covenants and did not exercise financial covenant step-up.

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

The Facility initially provided for a €1.5 billion committed syndicated multicurrency revolving and swingline credit facility (i) that is available to be drawn by Cboe Clear Europe (formerly EuroCCP) (as borrower) towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through Cboe Clear Europe’s clearing system and (b) financing any other liability or liquidity requirement that Cboe Clear Europe incurred in the operation of its clearing system and (ii) under which the scheduled interest and fees on borrowings (but not the principal amount of any borrowings) are guaranteed by the Company. Subject to certain conditions, Cboe Clear Europe was initially able to increase the commitments under the Facility by up to €500 million, to a total of €2.0 billion.

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

Initially, borrowings under the Facility’s revolving loans and non-U.S. dollar swingline loans bore interest at the relevant floating base rate plus a margin of 1.75 percent per annum and (subject to certain conditions) borrowings under the Facility’s U.S. dollar swingline loans bore interest as the higher of the relevant agent’s prime commercial lending rate for U.S. dollars and 0.5 percent per annum over the federal funds effective rate. A commitment fee of 0.30 percent per annum was payable on the unused and uncalled amount of the Facility during the availability period.

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

As of March 31, 2023, no borrowings were outstanding under the Facility. Accordingly, at March 31, 2023, €1.25 billion of borrowing capacity was available for the purposes permitted by the Facility. At March 31, 2023, the Company and Cboe Clear Europe were in compliance with applicable covenants.

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

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the Senior Notes as of March 31, 2023 are as follows (in millions):

Remainder of 2023	$305.0
2024	—
2025	—
2026	—
2027	650.0
Thereafter	800.0
Principal amounts repayable	1,755.0
Debt issuance costs	(6.7)
Unamortized discounts on notes	(5.7)
Total debt outstanding	$1,742.6

Interest expense recognized on the Term Loan Agreement, the Senior Notes, and the Revolving Credit Agreement is included in interest expense, net in the condensed consolidated statements of income. The Company is also obligated to pay commitment fees under the terms of the Revolving Credit Agreement, Term Loan Agreement and Facility, which are also included in interest expense, net.

Interest expense, net recognized in the condensed consolidated statements of income for the three months ended March 31, 2023 and 2022 is as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Components of interest expense:
Contractual interest	$16.4	$11.2
Amortization of debt discount and issuance costs	0.7	0.5
Interest expense	$17.1	$11.7
Interest income	(2.0)	(0.9)
Interest expense, net	$15.1	$10.8

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS, NET

The following represents the changes in accumulated other comprehensive loss, net by component (in millions):

	Foreign			Total Accumulated
	Currency	Unrealized		Other
	Translation	Investment	Post-Retirement	Comprehensive
	Adjustment	Loss	Benefits	(Loss) Income, Net
Balance at December 31, 2022	$(30.2)	$(0.9)	$0.1	$(31.0)
Other comprehensive income (loss)	19.8	(0.9)	(0.1)	18.8
Balance at March 31, 2023	$(10.4)	$(1.8)	$—	$(12.2)

12. CLEARING OPERATIONS

Cboe Clear Europe

Cboe Clear Europe is a European equities central counterparty that provides post-trade services to stock exchanges, MTFs, over-the-counter (“OTC”) equities trades and an equity index derivatives exchange. Cboe Clear Europe clears equities from eighteen European markets and the United States, as well as Depositary Receipts, ETFs, and exchange traded currencies (“ETCs”). In September 2021 Cboe Clear Europe began clearing equity index derivatives for ten European markets. Through a novation process, Cboe Clear Europe becomes the buyer for every seller and the seller for every buyer, thereby protecting clearing participants from counterparty risk and allowing the settlement of trades in the event of a clearing participant default.

Cboe Clear Europe only assumes the guarantor role if it has an equal and offsetting claim against a clearing participant. For the period ended March 31, 2023, there have been no events of default for which a liability is required to be recognized in accordance with GAAP.

Clearing Participant Deposits

Cboe Clear Europe generally requires all clearing participants to deposit collateral to help mitigate Cboe Clear Europe’s exposure to credit risk in the event that a clearing participant fails to meet a financial or contractual obligation.

Margin Deposits

Margin deposits, which are predominately in the form of cash and cash equivalents, are deposits made by each clearing participant to Cboe Clear Europe to cover some or all of the credit risk of its failure to fulfill its obligations in the trade. Cboe Clear Europe maintains and manages all cash deposits related to margin deposits. Substantially all risks and rewards of margin deposit ownership, including net interest income, belong to Cboe Clear Europe and are recorded in cash and spot markets on the condensed consolidated statements of income. In the event of a default, Cboe Clear

Europe can access the defaulting participant’s margin deposits to cover the defaulting participant’s losses. For more information, see “Default and Liquidity Waterfalls” below.

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

The following tables present the Company’s total clearing participant deposits as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$1,323.2	$547.1	$1,870.3
Clearing funds	105.2	39.8	145.0
Interoperability funds (1)	994.1	240.0	1,234.1
Total	$2,422.5	$826.9	$3,249.4

	December 31, 2022
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$426.9	$338.2	$765.1
Clearing funds	103.4	38.6	142.0
Interoperability funds (1)	376.0	89.3	465.3
Total	$906.3	$466.1	$1,372.4

(1) These amounts are not reflected in the condensed consolidated balance sheets, as Cboe Clear Europe does not take economic ownership of these balances.

Default and Liquidity Waterfalls

The default waterfall is the priority order in which the capital resources are expected to be utilized in the event of a default where the defaulting clearing participant’s collateral would not be sufficient to cover the cost to liquidate its portfolio. If a default occurs and the defaulting clearing participant’s collateral, including margin deposits and clearing fund deposits, are depleted, then additional capital is utilized in the following order:

•	Cboe Clear Europe dedicated own resources: The Cboe Clear Europe default waterfall first utilizes its own dedicated resources ahead of clearing fund contributions of non-defaulting clearing participants, up to 35% of Cboe Clear Europe capital requirements discussed in Note 16 (“Regulatory Capital”).
•	Clearing fund: Second, the Cboe Clear Europe default waterfall utilizes traditional CCP risk mutualization, in the event that default losses fully exhaust Cboe Clear Europe’s dedicated own resources amount, whereby contributions applicable to a particular product class are applied first to any loss attributable to that product class.
•	Pro rata contributions: Third, if the default losses caused cannot be covered by the first two layers, the non-defaulting clearing participants shall on demand make additional payments to Cboe Clear Europe on a pro rata basis in proportion to the amount of their clearing fund contributions to cover any such remaining losses, which is limited to an amount equal to twice their clearing fund contribution as established under Cboe Clear Europe’s rules and regulations. In this scenario, contributions applicable to a particular product class are first applied to any losses attributable to that product class.

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

Cboe Clear Digital

Cboe Clear Digital is a digital asset and digital asset derivatives clearinghouse and central counterparty that provides clearing and settlement of digital asset trades. Cboe Clear Digital is registered as a Derivatives Clearing Organization (“DCO”) regulated by the U.S. Commodity Futures Trading Commission (“CFTC”) and is registered with the U.S. Treasury Financial Crimes Enforcement Network (“FinCEN”) as a money services business (“MSB”). Cboe Clear Digital has sought state licensure and/or exemptive determinations from each state in which MSB services are regulated. Cboe Clear Digital conducts MSB services in 51 U.S. jurisdictions authorized by license or not subject to licensing. Cboe Clear Digital performs a guarantee function whereby Cboe Clear Digital helps to ensure that the obligations of the transactions it clears are fulfilled. Cboe Clear Digital attempts to mitigate this risk by performing internal compliance and due diligence procedures as well as implementing internal risk controls. Cboe Clear Digital 's due diligence procedures include review of the personal and corporate information, financial position of the member participant, and monitoring of Cboe Clear Digital's risk exposure thresholds. As of March 31, 2023, Cboe Clear Digital does not expect a material loss concerning credit risk on any member participant. The Company includes customer cash deposits on the condensed consolidated balance sheets in margin deposits and clearing funds and includes customer digital assets on the condensed consolidated balance sheets in digital assets – safeguarded assets, with a corresponding offset in digital assets – safeguarded liabilities. Additional details on safeguarded digital assets held can be found in Note 1 (“Organization and Basis of Presentation”).

The table below presents the Company’s cash deposits and safeguarded digital assets held on behalf of its customers for the purposes of supporting clearing transactions as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023	December 31, 2022
Customer bank deposits	$24.4	$12.7
Digital assets - safeguarded assets	42.0	22.9
Total	$66.4	$35.6

The following table depicts the Company’s valuation of digital assets – safeguarded assets and safeguarded liabilities as of March 31, 2023:

Digital Asset	Number of Units	Valuation per Unit	Fair Value (in millions)
Bitcoin ("BTC")	842	$28,396	$23.9
Ethereum ("ETH")	7,750	1,818	14.1
Litecoin ("LTC")	24,324	90	2.2
Bitcoin Cash ("BCH")	12,615	124	1.5
USD Coin ("USDC")	298,282	1	0.3
Total			$42.0

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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$49.5	$49.5	$—	$—
Marketable securities (1):
Mutual funds	14.2	14.2	—	—
Money market funds	16.5	16.5	—	—
Digital assets - safeguarded assets	42.0	42.0	—	—
Total assets	$122.2	$122.2	$—	$—
Liabilities:
Contingent consideration liabilities	$34.2	$—	$—	$34.2
Digital assets - safeguarded liabilities	42.0	42.0	—	—
Cboe Digital restricted common units liability (2)	15.6	—	—	15.6
Cboe Digital warrant liability (2)	5.9	—	—	5.9
Total liabilities	$97.7	$42.0	$—	$55.7

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$64.2	$64.2	$—	$—
Marketable securities (1):
Mutual funds	15.3	15.3	—	—
Money market funds	12.2	12.2	—	—
Digital assets - safeguarded assets	22.9	22.9	—	—
Total assets	$114.6	$114.6	$—	$—
Liabilities:
Contingent consideration liabilities	$39.1	$—	$—	$39.1
Digital assets - safeguarded liabilities	22.9	22.9	—	—
Cboe Digital restricted common units liability (2)	15.5	—	—	15.5
Cboe Digital warrant liability (2)	5.9	—	—	5.9
Total liabilities	$83.4	$22.9	$—	$60.5
(1)	These amounts are reflected within financial investments in the condensed consolidated balance sheets.
(2)	These amounts are reflected within other non-current liabilities in the condensed consolidated balance sheets.

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Financial Investments

Financial investments consist of highly liquid U.S. Treasury securities, and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of financial investments for the period ended March 31, 2023. See Note 15 (“Employee Benefit Plans”) for more information.

Digital Assets – Safeguarded Assets and Liabilities

Digital assets – safeguarded assets and liabilities consist of Bitcoin, Ethereum, Litecoin, Bitcoin Cash, and USD Coin. The Company has determined the principal marketplace for digital assets to be the spot market of Cboe Digital Exchange,

LLC (“Cboe Digital Exchange”). The Company valued digital assets – safeguarded assets, and digital assets – safeguarded liabilities by using the closing prices at 4:00pm Central Standard Time on Cboe Digital Exchange’s spot market (“Cboe Digital spot market”) as of March 31, 2023. These inputs are categorized in the fair value hierarchy as Level 1 as the marketplace is considered active. See Note 12 (“Clearing Operations”) for additional details regarding digital assets held.

Contingent Consideration Liabilities

In connection with the acquisitions of Hanweck Associates, LLC (“Hanweck”), Cboe Asia Pacific, and Cboe Canada, as well as the acquisition of assets of FT Providers, LLC (“FT Options”), the Company entered into contingent consideration arrangements with the sellers. The total fair value of the liabilities at March 31, 2023 was $34.2 million. That value is based on the Company’s estimate of the likelihood that certain performance targets in the respective acquisition agreements are expected to be accomplished. See Note 3 (“Acquisitions”) for more information on the adjustment to contingent consideration liabilities during the three months ended March 31, 2023. In connection with the contingent consideration arrangements, the Company paid a total of $4.9 million in contingent consideration to the sellers of Hanweck, FT Options, and Cboe Asia Pacific during the three months ended March 31, 2023. Because the fair value measurements relating to the contingent consideration liabilities are subject to management judgment, measurement uncertainty is inherent in the valuation of the contingent consideration liabilities as of the reporting date. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of March 31, 2023.

Cboe Digital Syndication Liabilities

On November 18, 2022, Cboe Digital Holdings Inc. (“Cboe Digital Holdings”) entered into minority interest purchase agreements with certain digital asset industry participants, pursuant to which Cboe Digital Holdings agreed to issue Restricted Common Units in Cboe Digital. Cboe Digital Holdings also entered into a Warrant Agreement to issue Common Units of Cboe Digital in the future. Certain Cboe Digital investor members paid for the Restricted Common Units through the issuance of promissory notes, which are nonrecourse in nature and are accounted for as in-substance stock options. Expense associated with the Restricted Common Units is recognized as contra-revenue ratably over a five-year period. The Company uses a Black Scholes option pricing model to estimate the fair value of the in-substance stock option created by the Restricted Common Units and promissory notes as well as the fair value of the Warrant. Contra-revenue will be recognized while the performance conditions of the Warrant remain probable in conformance with the requirements in ASC 606 – Revenue from Contracts with Customers. Further adjustments will be recognized in each reporting period until performance is complete relating to changes in the fair value of the option and Warrant liabilities in accordance with ASC 718 – Compensation – Stock Compensation. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of March 31, 2023. See Note 17 (“Stock-Based Compensation”) for more information.

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

The Company performed impairment testing during the quarter ended June 30, 2022, as there were market events that indicated it was more likely than not that Cboe Digital’s assets were impaired, resulting in the recognition of an impairment charge to goodwill related to Cboe Digital. Subsequently, the Company concluded that the indicators of impairment observed during the quarter ended June 30, 2022, continued to be relevant and recorded additional goodwill impairment in the condensed consolidated statements of income for the three months ended September 30, 2022. The Company determined there were no further impairment indicators for the period ended March 31, 2023. See Note 8 (“Goodwill, Intangible Assets, Net, and Digital Assets Held”) for more information on the impairment.

Equity investments without readily determinable fair values that are valued using the measurement alternative are measured at fair value on a non-recurring basis. No observable transactions or impairments impacted the measurements of the investments accounted for as other equity investments. See Note 4 (“Investments”) for more information.

Fair Value of Assets and Liabilities

The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$49.5	$49.5	$—	$—
Deferred compensation plan assets (1)	30.7	30.7	—	—
Digital assets - safeguarded assets	42.0	42.0	—	—
Digital assets held (2)	0.1	0.1	—	—
Total assets	$122.3	$122.3	$—	$—
Liabilities:
Contingent consideration liabilities	$34.2	$—	$—	$34.2
Deferred compensation plan liabilities (3)	30.7	30.7	—	—
Digital assets - safeguarded liabilities	42.0	42.0	—	—
Cboe Digital restricted common units liability (3)	15.6	—	—	15.6
Cboe Digital warrant liability (3)	5.9	—	—	5.9
Debt	1,595.7	—	1,595.7	—
Total liabilities	$1,724.1	$72.7	$1,595.7	$55.7

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$64.2	$64.2	$—	$—
Deferred compensation plan assets (1)	27.5	27.5	—	—
Digital assets - safeguarded assets	22.9	22.9	—	—
Digital assets held (2)	0.9	0.9	—	—
Total assets	$115.5	$115.5	$—	$—
Liabilities:
Contingent consideration liabilities	$39.1	$—	$—	$39.1
Deferred compensation plan liabilities (3)	27.5	27.5	—	—
Digital assets - safeguarded liabilities	22.9	22.9	—	—
Cboe Digital restricted common units liability (3)	15.5	—	—	15.5
Cboe Digital warrant liability (3)	5.9	—	—	5.9
Debt	1,573.9	—	1,573.9	—
Total liabilities	$1,684.8	$50.4	$1,573.9	$60.5
(1)	These amounts are reflected within financial investments in the condensed consolidated balance sheets.
(2)	These amounts are reflected within intangible assets, net in the condensed consolidated balance sheets.
(3)	These amounts are reflected within other non-current liabilities in the condensed consolidated balance sheets.

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

At March 31, 2023 and December 31, 2022, the fair values of the Company’s debt obligations were as follows (in millions):

	Fair Value
	March 31, 2023	December 31, 2022
Term Loan Agreement	$306.1	$306.3
3.650% Senior Notes	627.7	623.6
1.625% Senior Notes	401.8	390.7
3.000% Senior Notes	260.1	253.3

Digital Assets Held

Digital assets held, which are included within intangible assets, net in the condensed consolidated balance sheets, are valued following a review of exchange prices for each specific digital asset throughout the period ended March 31, 2023. The Company will impair to the lowest observable value during the period for each digital asset type in accordance with Cboe Digital’s policy, which states that the Company values digital assets held by using the closing prices at 4:00pm Central Standard Time on Cboe Digital Exchange’s spot market, which the Company determined is the principal marketplace for digital assets. As part of Cboe Digital’s pricing policy, the closing price on Cboe Digital’s spot market is compared to three other exchanges (Coinbase, Bitstamp, and Kraken) to assess for reasonableness. These inputs are categorized in the fair value hierarchy as Level 1 as the marketplace is considered active.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three months ended March 31, 2023 (in millions):

	Level 3 Financial Liabilities for the Three Months Ended March 31, 2023
	Balance at	Realized (Gains)				Foreign	Balances at
	Beginning of	Losses during				Currency	End of
	Period	Period	Adjustments	Additions	Settlements	Translation	Period
Liabilities
Contingent consideration liabilities	$39.1	$—	$—	$—	$(4.9)	$—	$34.2
Cboe Digital restricted common units liability	15.5	—	0.1	—	—	—	15.6
Cboe Digital warrant liability	5.9	—	—	—	—	—	5.9
Total liabilities	$60.5	$—	$0.1	$—	$(4.9)	$—	$55.7

14.  SEGMENT REPORTING

The Company previously operated five reportable business segments prior to the quarter ended June 30, 2022. As a result of the acquisition of Cboe Digital, as of June 30, 2022, the Company operates six reportable segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital which is reflective of how the Company's chief operating decision-maker reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). Segment performance is primarily evaluated based on operating income. The Company’s chief operating decision-maker does not use segment-level assets or income and expenses below operating income as key performance metrics; therefore, such information is not presented below. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

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

North American Equities. The North American Equities segment includes listed U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform, and Canadian equities and other transaction services that occur on or through the MATCHNow ATS, and Cboe Canada, as of the June 1, 2022 acquisition. The North American Equities segment also includes listing services on Cboe Canada Exchange, ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, applicable market data fees generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.

Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, exchange-traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities transaction services of Cboe Australia and Cboe Japan, operators of trading venues in Australia and Japan, respectively. Cboe Europe operates lit and dark books, a periodic auctions book, and Cboe BIDS Europe, a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019 and based in Amsterdam, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area (“EEA”) symbols. Cboe Europe Derivatives, a pan-European derivatives platform launched in September 2021, offers futures and options based on Cboe Europe equity indices. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia and Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.

Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services.

Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX fully electronic trading platform, non-deliverable forward FX transactions (“NDFs”) offered for execution on Cboe SEF and Cboe Swiss, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. The segment will include transaction services for U.S. government securities executed by Cboe Fixed Income when Cboe Fixed Income operations commence.

Digital. The Digital segment includes Cboe Digital, an operator of a U.S. based digital asset spot market and a regulated futures exchange, and Cboe Clear Digital, a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services.

Summarized financial data of reportable segments was as follows (in millions):

		North	Europe				Corporate
		American	and Asia				Items and
	Options	Equities	Pacific	Futures	Global FX	Digital	Eliminations	Total
Three Months Ended March 31, 2023
Revenues	$486.1	$379.8	$72.3	$32.1	$18.8	$(0.9)	$—	$988.2
Operating income (loss)	201.0	28.4	11.3	20.9	4.7	(11.4)	(7.0)	247.9
Three Months Ended March 31, 2022
Revenues	$422.6	$423.7	$78.6	$32.3	$17.3	$—	$—	$974.5
Operating income (loss)	162.7	38.6	20.9	17.0	2.4	—	(1.9)	239.7

Geographical Information

The following represents our revenues less cost of revenues based on jurisdiction (in millions):

	United States	Non-U.S.	Total
Revenues less cost of revenues:
Three months ended March 31, 2023	$415.9	$55.5	$471.4
Three months ended March 31, 2022	$359.3	$58.8	$418.1

15.  EMPLOYEE BENEFIT PLANS

Eligible U.S. employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under the Internal Revenue Code. The Deferred Compensation Plan assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $30.7 million and $27.5 million at March 31, 2023, and December 31, 2022, respectively. Although the value of the plan is recorded in financial investments on the condensed consolidated balance sheets, there is an equal and offsetting liability in other non-current liabilities. The investment results of the Deferred Compensation Plan has no impact on net income as the investment results are recorded in equal amounts to both other income (expense), net and compensation and benefits expense in the condensed consolidated statements of income. The Company contributed $3.6 million and $3.3 million to the defined contribution plans for the three months ended March 31, 2023, and 2022, respectively.

Eligible employees outside of the U.S., which includes employees of Cboe Europe, Cboe NL, Cboe Clear Europe, MATCHNow, BIDS, Cboe Asia Pacific, and Cboe Canada, as of the respective acquisition dates, are eligible to participate in various employee-selected stakeholder contribution plans or plans covered by local jurisdictions or by applicable laws. The Company’s contribution amounted to $1.2 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

Effective January 1, 2023, Directors may contribute a percentage of their cash and equity compensation to cash and equity deferred compensation plans that are maintained by the Company and defer income taxes thereon.

16.  REGULATORY CAPITAL

As broker-dealers registered with the SEC, Cboe Trading, BIDS Trading, and Cboe Fixed Income are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading, BIDS Trading, and Cboe Fixed Income compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of March 31, 2023, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. As a broker dealer in its first 12 months of operations, Cboe Fixed Income was required to maintain net capital equal to the greater of 12.5% of aggregate indebtedness items, as defined, or $5.0 thousand.

As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at March 31, 2023, or the summation of the credit risk, market risk and fixed overheads requirements, as defined.

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

The self-regulatory organization formerly known as the IIROC and now known as the New SRO (the “Canadian SRO”) sets and monitors regulatory capital requirements for MATCHNow to protect its clients and counterparties. MATCHNow is required to maintain a prescribed minimum level of risk adjusted capital in accordance with such requirements as the Canadian SRO may from time to time prescribe.

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

As a designated contract organization regulated by the CFTC, Cboe Digital Exchange is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. The amounts presented below represent the greater of the two capital adequacy requirements.

As a derivatives clearing organization regulated by the CFTC, Cboe Clear Digital is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. The amounts presented below represent the greater of the two capital adequacy requirements.

Cboe Canada is regulated by the Ontario Securities Commission (“OSC”). Cboe Canada is required to maintain sufficient financial resources for the proper performance of its functions and to meet its responsibilities. Cboe Canada must calculate the following financial ratios monthly: (i) current ratio, (ii) a debt to cash flow ratio, and (iii) a financial leverage ratio. Cboe Canada must report the monthly calculations to the OSC on a quarterly basis.

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

The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of March 31, 2023 (in millions):

			Minimum
Subsidiary	Regulatory Authority	Actual	Requirement
Cboe Trading	FINRA/SEC	$14.1	$0.8
BIDS Trading	FINRA/SEC	5.7	0.5
Cboe Fixed Income	FINRA/SEC	3.2	0.1
Cboe Europe	FCA	50.2	28.3
Cboe Chi-X Europe	FCA	0.3	0.1
Cboe NL	Dutch Authority for Financial Markets	14.6	5.7
Cboe Clear Europe	DNB	62.7	43.4
MATCHNow	Canadian SRO	5.4	0.2
CFE	CFTC	62.6	45.4
Cboe SEF	CFTC	2.8	1.3
Cboe Digital Exchange	CFTC	34.8	4.8
Cboe Clear Digital	CFTC	26.0	5.5
Cboe Australia	ASIC	10.4	4.1
Cboe Japan	JFSA	7.0	3.7

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

The Company recognized stock-based compensation expense of $16.9 million and $9.1 million for the three months ended March 31, 2023 and 2022, respectively. Stock-based compensation expense relating to employee and director awards is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income. Stock-based compensation expense relating to awards granted to investor members of Cboe Digital are recorded as contra-revenue.

The activity in the Company’s restricted stock, consisting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the three months ended March 31, 2023 was as follows:

RSAs and RSUs

The following table summarizes RSA and RSU activity during the three months ended March 31, 2023:

		Weighted
	Number of	average grant
	Shares	date fair value
Nonvested stock at December 31, 2022	556,062	$112.07
Granted	304,433	124.89
Vested	(201,977)	108.20
Forfeited	(3,550)	115.89
Nonvested stock at March 31, 2023	654,968	$119.20

RSAs granted to non-employee members of the Board of Directors have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the RSAs will be forfeited if the director leaves the Board of Directors prior to the applicable vesting date. The RSAs have voting rights and entitle the holder to receive dividends.

RSUs entitle the holder to one share of common stock upon vesting with the exception of certain jurisdictions where the RSUs are settled in cash, typically vest over a three year period, and vesting accelerates upon death, disability, or the occurrence of a qualified termination following a change in control. Vesting will also accelerate upon a qualified retirement where applicable and permitted. Where applicable and permitted, qualified retirement eligibility occurs once achieving 55 years of age and 10 years of service for grants awarded in and after 2017. Unvested RSUs will be forfeited if the officer, or employee leaves the Company prior to the applicable vesting date, except in limited circumstances. The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

During the three months ended March 31, 2023, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 77,324 shares of common stock totaling $10.0 million as the result of the vesting of 201,565 shares of restricted stock.

PSUs

The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the three months ended March 31, 2023:

		Weighted
	Number of	average grant
	Shares	date fair value
Nonvested stock at December 31, 2022	166,702	$125.08
Granted	84,686	142.09
Vested	(55,399)	130.05
Forfeited	(3,911)	154.00
Nonvested stock at March 31, 2023	192,078	$130.56

PSUs include awards related to earnings per share during the performance period as well as awards related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return PSUs which incorporated the following assumptions for awards granted in February 2023: risk-free interest rate (4.10)%, three-year volatility (33.5)% and three-year correlation with S&P 500 Index (0.53). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of the Company’s common stock. The vesting period for the PSUs contingent on the achievement of performance conditions is three years. For each of the performance awards, the PSUs will be settled in shares of the Company’s common stock following vesting of the PSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration upon death, disability, or the occurrence of a qualified termination following a change in control. Participants have no voting rights with respect to the PSUs until the issuance of the shares of common stock. Dividends are accrued by the Company and will be paid once the PSUs, contingent on the achievement of performance conditions, vest.

In the three months ended March 31, 2023, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 21,459 shares of common stock totaling $2.7 million as the result of the vesting of 55,399 shares of performance stock.

As of March 31, 2023, there were $68.9 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan

In May 2018, the Company’s stockholders approved an Employee Stock Purchase Plan, (“ESPP”), under which a total of 750,000 shares of the Company’s common stock will be made available for purchase to employees. The ESPP is a broad-based plan that permits employees to contribute up to 10% of wages and base salary to purchase shares of the Company’s common stock at a discount, subject to applicable annual Internal Revenue Service limitations. Under the ESPP, a participant may not purchase more than a maximum of 312 shares of the Company’s common stock during any single offering period. No participant may accrue options to purchase shares of the Company’s common stock at a rate that exceeds $25,000 in fair market value of the Company’s common stock (determined at the time such options are granted) for each calendar year in which such rights are outstanding at any time. The exercise price per share of common stock shall be 85% (for eligible U.S. and international employees) of the lesser of the fair value of the stock on the first day of the applicable offering period or the applicable exercise date.

The Company records compensation expense over the offering period related to the discount that is given to employees, which totaled $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, 585,939 shares were reserved for future issuance under the ESPP.

Cboe Digital Restricted Common Units

On November 18, 2022, Cboe Digital Holdings entered into minority interest purchase agreements with certain digital asset industry participants, pursuant to which Cboe Digital Holdings agreed to issue 185 Restricted Common Units in Cboe Digital. In addition, certain investor members and their affiliates are our customers, including trading permit holders, trading privilege holders, participants, and members. Certain Cboe Digital investor members paid for the Restricted Common Units through the issuance of promissory notes, which are nonrecourse in nature. The issuances of Restricted Common Units for nonrecourse promissory notes are accounted for as in-substance stock options. The promissory notes generally bear interest at a rate of 5% per annum and mature upon the earlier of the sale of vested Restricted Common Units, or either November 18, 2032 or November 18, 2037. One Cboe Digital investor member paid for the Restricted Common Units in exchange for cash.

The following table summarizes the option activity during the three months ended March 31, 2023 (in millions, except number of units and contractual term):

		Weighted		Weighted
	Number of	average exercise	Aggregate	average remaining
	Units	price	intrinsic value	contractual term
Nonvested units at December 31, 2022	185	$0.3	$—	6 years
Granted	—	—	—
Vested	—	—	—
Outstanding and exercisable March 31, 2023	185	$0.3	$—	6 years

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

The cost associated with the options will be recognized as contra-revenue, net of actual forfeitures and based on the continued probability of the satisfaction of performance conditions ratably over the vesting period. At December 31, 2022, $14.0 million of contra-revenue related to the options grants was included in other assets, net within the condensed consolidated balance sheets. At March 31, 2023 the contra-revenue balance included in other assets, net within the condensed consolidated balance sheets included a $0.1 million adjustment to the Restricted Common Units contra-revenue asset as a result of the finalization of the initial grant date fair value calculation. For the three months ended March 31, 2023, $0.8 million of contra-revenue related to the options grants was recognized. As of March 31, 2023, $13.3 million of contra-revenue related to the options grants was included in other assets, net on the condensed consolidated balance sheets, and is expected to be recognized in net revenue in the condensed consolidated statements of income over the remaining contractual term.

Changes in the fair value of the options, subsequent to the grant date, is recognized in other income (expense), net in the condensed consolidated statements of income in the period in which the fair value of the options changes. The Company uses a Black Scholes pricing model to estimate the fair value of the in-substance stock options which incorporated the following assumptions as of December 31, 2022: risk-free interest rate range (3.88 to 3.95)%, expected dividend rate (0)%, expected volatility (60)%, and expected term of five to seven years. For the three months ended March 31, 2023, there was no change in the fair value of the options grants since the grant date.

Cboe Digital Warrants

On November 18, 2022, Cboe Digital Holdings entered into a Warrant Agreement with an investor member to acquire up to 80 Common Units of Cboe Digital, subject to certain vesting events. The investor member is a customer of Cboe Digital. The vesting of the Warrant is based upon the achievement of certain conditions relating to the service provided by the investor member over a two-year period, of which some conditions represent conditions that are not service, performance, or market conditions and, therefore, the Warrant is liability classified. As of March 31, 2023, no portion of the Warrant has vested.

The cost associated with the Warrant will be recognized as contra-revenue ratably throughout the expected life of the Warrant before exercise. For the three months ended March 31, 2023, $0.3 million contra-revenue related to the Warrant was recognized. As of March 31, 2023, $5.6 million of contra-revenue related to the Warrant is included in other assets, net within the condensed consolidated balance sheets and is expected to be recognized in net revenue in the condensed consolidated statements of income over the remaining life of the Warrant.

The following table summarizes the Warrant activity during the year ended March 31, 2023 (in millions, except number of units):

		Weighted
	Number of	average exercise
	Units	price
Nonvested units at December 31, 2022	80	$0.2
Granted	—	—
Vested	—	—
Outstanding and exercisable March 31, 2023	80	$0.2

Changes in the fair value of the Warrant, subsequent to the grant date, is recognized in other income (expense), net in the condensed consolidated statements of income in the period in which the fair value of the Warrant changes. The Company uses a Black Scholes pricing model to estimate the fair value of the Warrant which incorporated the following assumptions as of December 31, 2022: risk-free interest rate (3.95)%, expected dividend rate (0)%, expected volatility (60)%, and expected term of five years. For the three months ended March 31, 2023, there was no change in the fair value of the Warrant since the grant date.

18. EQUITY

Common Stock

The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of March 31, 2023, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 107,959,078 and 105,574,173 shares were issued and outstanding, respectively. As of December 31, 2022, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 107,670,248 and 105,951,199 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.

Common Stock in Treasury, at Cost

The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are retired or they are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. When treasury shares are retired, they are removed from the common stock in treasury balance. The Company held 2,384,905 and 1,719,049 shares of common stock in treasury as of March 31, 2023 and December 31, 2022, respectively.

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

On August 16, 2022, President Biden signed into law H.R. 5376 (commonly known as the “Inflation Reduction Act of 2022” or simply the “IRA”). Tax measures contained in the IRA include, among other items, a new excise tax of 1% on repurchases of stock by domestic corporations with stock traded on established securities markets. The amount on which the tax is imposed is reduced by the value of any stock issued by such corporation during the tax year and the tax generally applies to stock buy-back transactions occurring after December 31, 2022. This new tax is not expected to result in a material impact to the Company.

The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the period presented as follows:

	Three Months Ended March 31,
	2023	2022
Number of shares of common stock repurchased	567,073	596,988
Average price paid per share	$123.42	$117.25
Total purchase price (in millions)	$70.0	$70.0

Since inception of the program through March 31, 2023, the Company has repurchased 19,515,440 shares of common stock at an average cost per share of $71.84, totaling $1.4 billion.

As of March 31, 2023 and 2022, the Company had $147.9 million and $248.9 million of availability remaining under its existing share repurchase authorizations, respectively.

Purchase of Common Stock from Employees

The Company purchased 98,783 and 70,674 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $129.03 and $118.89 during the three months ended March 31, 2023, and 2022, respectively. These shares consisted of shares retained to cover payroll withholding taxes or option costs in connection with the vesting of restricted stock awards, restricted stock units, and performance share awards.

Preferred Stock

The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of March 31, 2023, and December 31, 2022, the Company had no shares of preferred stock issued or outstanding.

Dividends

During the three months ended March 31, 2023, the Company declared and paid cash dividends per share of $0.50 for an aggregate payout of $53.3 million. During the three months ended March 31, 2022, the Company declared and paid cash dividends per share of $0.48 for an aggregate payout of $51.4 million.

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

19.  INCOME TAXES

The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. The effective tax rate from continuing operations was 30.1% and 51.3% (29.9% excluding Section 199 related matters) for the three months ended March 31, 2023 and 2022.

The lower effective tax rate for the three months ended March 31, 2023 compared to the same period in 2022 is primarily due to the derecognition of the Company’s Section 199 tax benefits for tax years 2008 through 2016 and related interest and penalties upon the filing of an unfavorable decision by the United States Tax Court in the matter of Bats Global Markets Holdings, Inc., and Subsidiaries v. Commissioner on March 31, 2022.

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

The first case that went to trial involved certain subsidiaries related to electronic trading for tax years 2011 through 2013. The U.S. Tax Court held the trial remotely from May 24, 2021 to June 1, 2021. On March 31, 2022, the U.S. Tax Court issued its decision rejecting the Company’s basis for its Petition (the “Section 199 Opinion”). On May 26, 2022, the U.S. Tax Court entered its decision, which gave effect to the Section 199 Opinion. On August 12, 2022, the Company filed a notice of appeal with the U.S. Court of Appeals for the 10th Circuit, and briefing concluded in February 2023. Oral argument is scheduled for May 18, 2023. Two cases remain pending in U.S. Tax Court, as does the case pending before the Court of Federal Claims. Trial dates in those cases have not been established. One of the two cases pending before the U.S. Tax Court involves certain subsidiaries (different from those that were involved in the first case that went to trial) related to trading for tax years 2011 through 2013. On August 26, 2022, the IRS filed a motion for partial summary judgment, and briefing has concluded. On February 2, 2023, the U.S. Tax Court issued an order denying the IRS’s motion for partial summary judgement. Discovery is ongoing in this case. A trial date has not been established for this case.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Basic earnings per share numerator:
Net income	$173.4	$109.6
Net income allocated to participating securities	(0.8)	(0.4)
Net income allocated to common stockholders	$172.6	$109.2
Basic earnings per share denominator:
Weighted average shares outstanding	105.9	106.6
Basic earnings per share	$1.63	$1.02

Diluted earnings per share numerator:
Net income	$173.4	$109.6
Net income allocated to participating securities	(0.8)	(0.4)
Net income allocated to common stockholders	$172.6	$109.2
Diluted earnings per share denominator:
Weighted average shares outstanding	105.9	106.6
Dilutive common shares issued under stock program	0.3	0.2
Total dilutive weighted average shares	106.2	106.8
Diluted earnings per share	$1.63	$1.02

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share.

21.  COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Legal Proceedings

As of March 31, 2023, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of March 31, 2023, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.

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

In addition, while Cboe Europe, Cboe Chi-X Europe, Cboe Clear Europe, Cboe NL, Cboe Australia, Cboe Japan, MATCHNow, and Cboe Canada have not been the subject of any material litigation or regulatory investigation in the past, there is always the possibility of such action in the future. As Cboe Europe and Cboe Chi-X Europe are domiciled in the UK, it is likely that any action would be taken in the UK courts in relation to litigation or by the FCA in relation to any regulatory enforcement action. As Cboe Clear Europe is domiciled in the Netherlands, it is likely that any action would be taken in the Dutch courts in relation to litigation or by the DNB or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. For Cboe NL, also domiciled in the Netherlands, it is likely that any actions would be taken in the Dutch courts in relation to litigation or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. As Cboe Australia is domiciled in Australia, it is likely that any action would be taken in the Australian courts in relation to litigation or by the ASIC, in relation to any regulatory enforcement action. As Cboe Japan is domiciled in Japan, it is likely that any action would be taken in the Japanese courts in relation to litigation or by the JFSA or the JSDA in relation to any regulatory enforcement action. As MATCHNow and Cboe Canada are domiciled in Canada, it is likely that any action would be taken in the Canadian courts in relation to litigation or by the Canadian SRO in relation to any regulatory enforcement action.

Cboe Digital has committed to securely store all digital assets it holds on behalf of users. As such, Cboe Digital may be liable to its users for losses arising from theft or loss of user private keys. Cboe Digital has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets within its control, and (iii) it has established security around custodial private keys to minimize the risk of theft or loss. There were no loss events impacting safeguarded assets caused by the theft or loss of digital asset user private keys as of March 31, 2023. As such, the Company had not recorded a liability at March 31, 2023.

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

See also Note 19 (“Income Taxes”).

Contractual Obligations

The Company has contractual obligations related to licensing agreements with various licensors, some of which included fixed fees and/or variable fees calculated using agreed upon contracted rates and reported cleared volumes. Certain licensing agreements contain annual minimum fee requirements that total between $15.0 and $16.0 million each year for the next five years. Cboe Canada has purchase obligations primarily related to software development activities of $1.7 million in total over the next three years.

See Note 12 (“Clearing Operations”) for information on the clearinghouse exposure guarantees for Cboe Clear Europe and Cboe Clear Digital.

See Note 22 (“Leases”) for information on lease obligations.

22. LEASES

The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of March 31, 2023. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the three months ended March 31, 2023, $3.3 million of right of use assets and lease liabilities were added related to new operating leases.

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

The following table presents the supplemental balance sheet information related to leases as of March 31, 2023 and December 31, 2022, respectively (in millions):

	March 31,	December 31,
	2023	2022
Operating lease right of use assets	$110.1	$111.7
Total leased assets	$110.1	$111.7

Current operating lease liabilities (1)	$18.8	$18.3
Non-current operating lease liabilities	126.9	129.3
Total leased liabilities	$145.7	$147.6
(1)	These amounts are reflected within accounts payable and accrued liabilities in the condensed consolidated balance sheets.

The following table presents operating lease costs and other information as of and for the three months ended March 31, 2023 and 2022, respectively (in millions, except as stated):

	Three Months Ended March 31,
	2023	2022
Operating lease costs (1)	$8.6	$7.4

Lease term and discount rate information:
Weighted average remaining lease term (years)	10.0	10.7
Weighted average discount rate	3.1%	3.1%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities	$6.4	$5.3
Right of use assets obtained in exchange for lease liabilities	3.3	14.8
(1)	Includes short-term lease and variable lease costs, which are immaterial.

The maturities of the lease liabilities are as follows as of March 31, 2023 (in millions):

March 31,
2023
Remainder of 2023	$17.2
2024	18.1
2025	16.9
2026	17.6
2027	14.4
After 2027	90.6
Total lease payments (1)	$174.8
Less: Interest	(29.1)
Present value of lease liabilities	$145.7
(1)	Total lease payments include $20.4 million related to options to extend lease terms that are reasonably certain of being exercised.

23.  SUBSEQUENT EVENTS

There have been no subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the three months ended March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Cboe Global Markets, Inc., the world's leading derivatives and securities exchange network, delivers cutting-edge trading, clearing and investment solutions to people around the world. Cboe provides trading solutions and products in multiple asset classes, including equities, derivatives, FX, and digital assets, across North America, Europe and Asia Pacific. Above all, Cboe is committed to building a trusted, inclusive global marketplace that enables people to pursue a sustainable financial future.

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates one of the largest stock exchanges by value traded in Europe, and owns Cboe Clear Europe (rebranded from EuroCCP in November 2022), a leading pan-European equities and derivatives clearinghouse, BIDS Trading, a leading block-trading ATS by volume in the U.S., MATCHNow (operating as TriAct Canada Marketplace LP), a leading equities ATS in Canada, Cboe Australia, an operator of trading venues in Australia, and Cboe Japan, an operator of trading venues in Japan. Cboe also is a leading market globally for exchange-traded products (“ETPs”) listings and trading. On May 2, 2022, Cboe completed its acquisition of ErisX, subsequently rebranded to Cboe Digital, an operator of a U.S. based digital asset spot market, a regulated futures exchange and a regulated clearinghouse. On June 1, 2022, Cboe completed its acquisition of NEO, subsequently rebranded to Cboe Canada, which is a recognized Canadian securities exchange.

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

North American Equities. The North American Equities segment includes listed U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform, and Canadian equities and other transaction services that occur on or through the MATCHNow ATS, and Cboe Canada, as of the June 1, 2022 acquisition. The North American Equities segment also includes listing services on Cboe Canada Exchange, ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, applicable market data fees generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.

Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, exchange-traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities transaction services of Cboe Australia and Cboe Japan, operators of trading venues in Australia and Japan, respectively. Cboe Europe operates lit and dark books, a periodic auctions book, and Cboe BIDS Europe, a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019 and based in Amsterdam, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area (“EEA”) symbols. Cboe Europe Derivatives, a pan-European derivatives platform launched in September 2021, offers futures and options based on Cboe Europe equity indices. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia and Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.

Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services.

Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX fully electronic trading platform, non-deliverable forward FX transactions (“NDFs”) offered for execution on Cboe SEF and Cboe Swiss, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. The segment will include transaction services for U.S. government securities executed by Cboe Fixed Income when Cboe Fixed Income operations commence.

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

A number of significant structural, political and monetary issues, global conflicts and global pandemics continue to confront the global economy, and instability could continue, resulting in an increased or subdued level of inflation, market volatility, potential recessions, supply chain constraints, changes in trading volumes and greater uncertainty, inflationary increases in our expenses, such as compensation inflation, and increased costs related to CAT may have an adverse effect on our financial results.

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

Routing and Clearing

Various rules require that U.S. options and equities trade executions occur at the National Best Bid and Offer displayed by any exchange. Linkage order routing consists of the cost incurred to provide a service whereby Cboe equities and options exchanges deliver orders to other execution venues when there is a potential for obtaining a better execution price or when instructed to directly route an order to another venue by the order provider. The service affords exchange order flow providers an opportunity to obtain the best available execution price and may also result in cost benefits to those clients. Such an offering improves our competitive position and provides an opportunity to attract orders which would otherwise bypass our exchanges. We utilize third-party brokers or our broker-dealer, Cboe Trading, to facilitate such delivery. Also included within routing and clearing are the Order Management System and Execution Management System (“OMS” and “EMS”, respectively) fees incurred for U.S. Equities Off-Exchange order execution, as well as settlement costs incurred for the settlement process executed by Cboe Clear Europe and Cboe Clear Digital.

Section 31 Fees

Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA as well as CFE to the extent that CFE offers trading in security futures products) are assessed fees pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat these fees as a pass-through charge to customers executing eligible listed equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as regulatory transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. Cboe Trading, Cboe Europe, Cboe NL, BIDS, MATCHNow, Cboe FX, Cboe Australia, Cboe Japan, Cboe Digital, and Cboe Canada are not U.S. national securities exchanges, and accordingly are not charged Section 31 fees.

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

Acquisition-Related Costs

Acquisition-related costs relate to acquisitions and other strategic opportunities. The acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance and retention costs, capitalized software and facilities, and other external costs directly related to mergers and acquisitions.

Other Expenses

Other expenses represent costs necessary to support our operations that are not already included in the above categories, including, but not limited to the impairment of digital assets held presented in intangible assets, net as part of the ordinary operations of the Digital segment and changes in contingent consideration.

Non-Operating Income (Expenses)

Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other income (expense). These activities primarily include interest earned on the investing of excess cash, interest expense related to outstanding debt facilities, income and unrealized gains and losses related to investments held in a trust for the Company’s non-qualified retirement and benefit plans, realized gains and losses related to the Company’s previously held minority investments, equity earnings or losses from our investments in other business ventures, impairment of the Company’s investments, investment establishment costs associated with new business ventures, and loan forgiveness provided under the SBA’s PPP. See Note 10 (“Debt”) for additional information regarding the PPP.

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

These non-GAAP financial measures are not presented in accordance with, or as an alternative to, GAAP financial measures and may be calculated differently from non-GAAP measures used by other companies, which reduces their usefulness as comparative measures. We encourage analysts, investors and other interested parties to use these non-GAAP measures as supplemental information to the GAAP financial measures included herein, including our condensed consolidated financial statements, to enhance their analysis and understanding of our performance and in making comparisons. Please see the footnotes below for definitions, additional information, and reconciliations from the closest GAAP measure.

The following summarizes changes in financial performance for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

(1)	These are Non-GAAP figures for which reconciliations are provided below (in millions, except percentages, earnings per share, and as noted below).

	Three Months Ended March 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
Total revenues	$988.2	$974.5	$13.7	1%
Total cost of revenues	516.8	556.4	(39.6)	(7)%
Revenues less cost of revenues	471.4	418.1	53.3	13%
Total operating expenses	223.5	178.4	45.1	25%
Operating income	247.9	239.7	8.2	3%
Income before income tax provision	248.2	224.9	23.3	10%
Income tax provision	74.8	115.3	(40.5)	(35)%
Net income	$173.4	$109.6	$63.8	58%
Basic earnings per share	$1.63	$1.02	$0.61	60%
Diluted earnings per share	1.63	1.02	0.61	60%
Organic net revenue (1)	467.0	418.1	48.9	12%
EBITDA (2)	303.9	276.2	27.7	10%
EBITDA margin (3)	64.5%	66.1%	(1.6)%	*
Adjusted EBITDA (2)	$310.3	$281.2	$29.1	10%
Adjusted EBITDA margin (4)	65.8%	67.3%	(1.5)%	*
Adjusted earnings (5)	$201.8	$184.3	$17.5	9%
Adjusted earnings margin (5)	42.8%	44.1%	(1.3)%	*
Diluted weighted average shares outstanding	106.2	106.8	(0.6)	(1)%
Adjusted Diluted earnings per share (6)	$1.90	$1.73	$0.17	10%
*	Not meaningful

(1)	Organic net revenue is defined as revenues less cost of revenues excluding revenues less cost of revenues of any acquisition that has been owned for less than one year. Revenues from acquisitions that have been owned at least one year are considered organic and are no longer excluded from organic net revenue from either period for comparative purposes. Organic net revenue does not represent, and should not be considered as, an alternative to revenues less cost of revenues, or net revenue, as determined in accordance with GAAP. We have presented organic net revenue because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our operating financial performance before the effects of acquisitions. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate organic net revenue differently than we do. Organic net revenue has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended
	March 31,
	2023	2022

	(in millions)
Revenues less cost of revenues	$471.4	$418.1
Recent acquisitions:
Acquisition revenues less cost of revenues	$(4.4)	$—
Organic net revenue	$467.0	$418.1

(2)	EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs and investment establishment costs. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(4)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(5)	Adjusted earnings is defined as net income adjusted for amortization of purchased intangibles, acquisition-related costs, investment establishment costs, certain tax reserve changes, deferred tax re-measurements, and net income allocated to participating securities, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income or loss, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(6)	Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding.

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2023
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$200.0	$26.9	$9.6	$20.8	$4.4	$(10.2)	$(78.9)	$172.6
Interest expense (income), net	—	(0.3)	1.5	—	—	(0.2)	14.1	15.1
Income tax provision (benefit)	—	1.7	0.2	—	0.3	(1.0)	73.6	74.8
Depreciation and amortization	6.8	18.6	8.4	0.6	5.2	1.8	—	41.4
EBITDA	206.8	46.9	19.7	21.4	9.9	(9.6)	8.8	303.9
Acquisition-related costs	—	0.4	0.7	—	—	0.6	4.7	6.4
Adjusted EBITDA	$206.8	$47.3	$20.4	$21.4	$9.9	$(9.0)	$13.5	$310.3

	Three Months Ended March 31,
	2022
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$162.4	$38.4	$14.0	$16.9	$2.4	$—	$(124.9)	$109.2
Interest expense, net	—	—	1.9	—	—	—	8.9	10.8
Income tax provision	—	—	4.8	—	—	—	110.5	115.3
Depreciation and amortization	6.7	18.1	9.6	0.7	5.8	—	—	40.9
EBITDA	169.1	56.5	30.3	17.6	8.2	—	(5.5)	276.2
Acquisition-related costs	—	0.4	0.8	—	—	—	0.8	2.0
Investment establishment costs	—	—	—	—	—	—	3.0	3.0
Adjusted EBITDA	$169.1	$56.9	$31.1	$17.6	$8.2	$—	$(1.7)	$281.2

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended
	March 31,
	2023	2022
Net income allocated to common stockholders	$172.6	$109.2
Amortization	30.9	30.6
Acquisition-related costs	6.4	2.0
Investment establishment costs	—	3.0
Increase of tax reserves	1.5	48.5
Tax effect of adjustments	(9.5)	(8.7)
Net income allocated to participating securities	(0.1)	(0.3)
Adjusted earnings	$201.8	$184.3

The following summarizes changes in certain operational and financial metrics for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

The following table includes operational and financial metrics for our Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX segments. The metrics listed for Canadian Equities in the table below include Cboe Canada as a result of the acquisition completed during 2022. Therefore, the metrics shown in the table below in Canadian Equities do not include Cboe Canada for the periods preceding the acquisition. The following summarizes changes in certain operational and financial metrics for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	Three Months Ended March 31,		Increase/	Percent
	2023	2022	(Decrease)	Change

	(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	46.1	42.5	3.6	8%
Total touched contracts (1)	14.7	13.4	1.3	9%
Multi-listed contract ADV	11.1	11.0	0.1	1%
Index contract ADV	3.6	2.4	1.2	49%
Number of trading days	62	62	—	—%
Total Options revenue per contract (RPC) (2)	$0.267	$0.210	$0.057	27%
Multi-listed options RPC (2)	$0.064	$0.067	$(0.003)	(5)%
Index options RPC (2)	$0.889	$0.857	$0.032	4%
Total Options market share	31.8%	31.5%	0.3%	*
Multi-listed options market share	26.1%	27.4%	(1.3)%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total touched shares (in billions) (1)	1.6	1.9	(0.3)	(18)%
Market ADV (in billions)	11.8	12.9	(1.1)	(9)%
Market share	12.7%	14.3%	(1.6)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (3)	$0.019	$0.017	$0.002	13%
U.S. ETPs: launches (number of launches)	16	32	(16)	(50)%
U.S. ETPs: listings (number of listings)	603	566	37	7%
U.S. Equities - Off-Exchange:
ADV:
Total touched shares (in millions) (1)	89.4	108.5	(19.1)	(18)%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (4)	$0.113	$0.117	$(0.004)	(3)%
Trading days	62	62	—	—%
Canadian Equities:
ADV (matched shares, in millions) (5)	150.8	41.1	109.7	267%
Trading days	63	62	1	2%
Net capture (per 10,000 touched shares, in Canadian dollars) (6)	$4.039	$9.103	$(5.064)	(56)%
Europe and Asia Pacific:
European Equities:
ADNV:
Matched ADNV (Euros - in billions) (7)	€11.4	€12.8	€(1.4)	(11)%
Market ADNV (in billions)	€45.8	€58.7	€(12.9)	(22)%
Trading days	65	64	1	2%
Market share	24.9%	21.8%	3.1%	*
Net capture (per matched notional value (bps)) (8)	€0.215	€0.233	€(0.018)	(8)%
Cboe Clear Europe:
Trades cleared (9)	359.4	456.5	(97.1)	(21)%
Fee per trade cleared (10)	€0.008	€0.009	€(0.001)	(13)%
European equities market share cleared (11)	34.1%	32.2%	1.9%	*
Net settlement volume (12)	2.7	2.8	(0.1)	(5)%
Net fee per settlement (13)	€0.953	€0.924	€0.029	3%
Australian Equities:
ADNV (AUD billions)	$0.8	$0.9	$(0.1)	(14)%
Trading days	63	63	—	—%
Market share - Continuous	18.5%	15.8%	2.7%	*
Net capture (per matched notional value (bps), in Australian Dollars)(14)	$0.160	$0.173	$(0.013)	(8)%
Japanese Equities:
ADNV (JPY billions)	¥183.3	¥161.8	¥21.5	13%
Trading days	60	59	1	2%
Market share - Lit Continuous	4.8%	3.8%	1.0%	*
Net capture (per matched notional value (bps)) (15)	¥0.243	¥0.228	¥0.015	7%
Futures:
ADV (in thousands)	231.8	253.7	(21.9)	(9)%
Trading days	62	62	—	—%
Revenue per contract	$1.725	$1.637	$0.088	5%
Global FX:
ADNV ($ in billions)	$45.0	$42.0	$3.0	7%
Market share	19.0%	17.3%	1.7%	*
Trading days	65	64	1	2%
Net capture (per one million dollars traded) (16)	$2.64	$2.67	$(0.03)	(1)%

Average British pound/U.S. dollar exchange rate	$1.214	$1.342	$(0.128)	(10)%
Average Canadian dollar/U.S. dollar exchange rate	$0.740	$0.789	$(0.049)	(6)%
Average Euro/U.S. dollar exchange rate	$1.073	$1.122	$(0.049)	(4)%
Average Euro/British pound exchange rate	£0.883	£0.836	£0.047	6%
Average Australian dollar/U.S. dollar exchange rate	$0.684	$0.721	$(0.037)	(5)%
Average Japanese Yen/U.S. dollar exchange rate	$0.008	$0.009	$(0.001)	(12)%
*	Not meaningful

Note, the percent change listed represents the change in the unrounded metrics figures.

(1)	Touched volume represents the total number of shares of equity securities and ETFs internally matched on our exchanges or routed to and executed on an external market center.
(2)	Average revenue per contract, for options and futures represents total net transaction fees recognized for the period divided by total contracts traded during the period.
(3)	Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX, and EDGA and the number of trading days.
(4)	Net capture per one hundred touched shares refers to transaction fees less order and execution management system (OMS/EMS) fees and clearing costs divided by the product of one-hundredth ADV of touched shares on BIDS Trading and the number of trading days for the period.
(5)	Matched volume represents the total number of shares of equity securities and ETFs activity executed on our exchanges.
(6)	Net capture per 10,000 touched shares refers to transaction fees divided by the product of one-ten thousandth ADV of shares for Cboe Canada and MATCHNow and the number of trading days.
(7)	Matched ADNV represents the average daily notional value of shares or contracts executed on our exchanges.
(8)	Net capture per matched notional value refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Equities and the number of trading days.
(9)	Trades cleared refers to the total number of non-interoperable trades cleared.
(10)	Fee per trade cleared refers to clearing fees divided by number of non-interoperable trades cleared.
(11)	European Equities market share cleared represents Cboe Clear Europe’s client volume cleared divided by the total volume of the publicly reported European venues.
(12)	Net settlement volume refers to the total number of settlements executed after netting.
(13)	Net fee per settlement refers to settlement fees less direct costs incurred to settle divided by the number of settlements executed after netting.
(14)	Net capture per matched notional value refers to transaction fees less liquidity payments in Australian dollars divided by the product of ADNV in Australian dollars of shares matched on Cboe Australia and the number of Australian Equities trading days.
(15)	Net capture per matched notional value refers to transaction fees less liquidity payments in Japanese Yen divided by the product of ADNV in Japanese Yen of shares matched on Cboe Japan and the number of Japanese Equities trading days.
(16)	Net capture per one million dollars traded refers to net transaction fees less liquidity payments, if any, divided by the Spot and SEF products of one-thousandth of ADNV traded on the Cboe FX Markets and the number of trading days, divided by two, which represents the buyer and seller that are both charged on the transaction.

Revenues

Total revenues for the three months ended March 31, 2023 increased $13.7 million, or 1%, compared to the prior period primarily due to increases in derivatives markets revenue as a result of increased volumes traded on the Options exchanges and an increase in the Section 31 fee rate following rate changes in May 2022 and February 2023, coupled with an increase in data and access solutions revenue primarily related to an increase in access and capacity fees in the Options and North American Equities segments and additional revenue attributable to Cboe Canada, which was acquired in the second quarter of 2022. The revenue increases were partially offset by a decrease in cash and spot markets revenue, driven by a decline in volumes traded on the U.S. Equities exchanges.

The following summarizes changes in revenues for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (in millions, except percentages):

	Three Months Ended
	March 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
Cash and spot markets	$407.0	$461.9	$(54.9)	(12)%
Data and access solutions	129.4	118.9	10.5	9%
Derivatives markets	451.8	393.7	58.1	15%
Total revenues	$988.2	$974.5	$13.7	1%

Cash and Spot Markets

Cash and spot markets revenue decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a decrease in transaction and clearing fees, partially offset by an increase in regulatory fees. Transaction and clearing fees decreased primarily due to an 18% decrease in total touched shares on the U.S. Equities exchanges and an 11% decrease in European Equities matched ADNV, partially offset by additional transaction and clearing fees attributable to Cboe Canada. Regulatory fees increased primarily due to a 241% increase in the Section 31 fee rate, from an average rate of $5.10 per million dollars of covered sales for the three months ended March 31, 2022 to an average rate of $17.40 per million dollars of covered sales for the three months ended March 31, 2023.

Data and Access Solutions

Data and access solutions revenue increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increased logical and physical port fees in the Options and North American Equities segments driven by an increase in subscribers. Proprietary market data fees increased primarily due to proprietary market data attributable to Cboe Canada, coupled with an increase in proprietary market data in the Options segment.

Derivatives Markets

Derivatives markets revenue increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to increases in transaction and clearing fees and regulatory fees. Transaction and clearing fees increased primarily due to a 49% increase in index options ADV, partially offset by a 1% decline in multi-listed options market share. Regulatory fees increased primarily due to a 241% increase in the Section 31 fee rate, from an average rate of $5.10 per million dollars of covered sales for the three months ended March 31, 2022 to an average rate of $17.40 per million dollars of covered sales for the three months ended March 31, 2023.

Cost of Revenues

The following tables reconcile the cost of revenues captions presented on the condensed consolidated statements of income to the updated net revenue captions presented on the condensed consolidated statements of income for the three months ended March 31, 2023 and 2022, respectively (in millions):

	Three Months Ended March 31,
	2023
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$227.0	$—	$144.8	$371.8
Routing and clearing fees	14.3	—	9.7	24.0
Section 31 fees	61.4	—	13.5	74.9
Royalty fees and other cost of revenues	7.1	2.2	36.8	46.1
Total cost of revenues	$309.8	$2.2	$204.8	$516.8

	Three Months Ended March 31,
	2022
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$299.6	$—	$167.9	$467.5
Routing and clearing fees	15.6	—	6.7	22.3
Section 31 fees	31.8	—	3.9	35.7
Royalty fees and other cost of revenues	4.6	2.4	23.9	30.9
Total cost of revenues	$351.6	$2.4	$202.4	$556.4

Cost of revenues decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to decreased cash and spot markets costs of revenues driven by a decrease in liquidity payments as a result of decreased volumes traded on U.S. Equities exchanges, partially offset by an increase in Section 31 fees as a result of an increase in the Section 31 fee rate.

The following summarizes changes in the disaggregated cost of revenues for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (in millions, except percentages):

	Three Months Ended
	March 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
Liquidity payments	$371.8	$467.5	$(95.7)	(20)%
Routing and clearing	24.0	22.3	1.7	8%
Section 31 fees	74.9	35.7	39.2	110%
Royalty fees and other cost of revenues	46.1	30.9	15.2	49%
Total cost of revenues	$516.8	$556.4	$(39.6)	(7)%

Liquidity Payments

Liquidity payments decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a decrease in volumes traded on the U.S. Equities exchanges.

Routing and Clearing

Routing and clearing fees increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in routed trades on the Options exchanges, partially offset by a decrease in routed shares on the U.S Equities exchanges.

Section 31 Fees

Section 31 fees increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a 241% increase in the Section 31 fee rate, from an average rate of $5.10 per million dollars of covered sales for the three months ended March 31, 2022 to an average rate of $17.40 per million dollars of covered sales for the three months ended March 31, 2023.

Royalty Fees and Other Cost of Revenues

Royalty fees and other cost of revenues increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in trading volumes of licensed products in the Options segment and increases in royalty fee rates, coupled with an increase in operating interest expense attributable to Cboe Clear Europe.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased $53.3 million, or 13.0%, for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in derivatives markets revenues less cost of revenues attributable to an increase in volumes traded on the Options exchanges, as well as an increase in access and capacity fees in the Options and North American Equities segments, partially offset by a decrease in cash and spot markets revenues less cost of revenues driven by a decrease in volumes traded on the U.S. Equities and European Equities exchanges.

The following summarizes the components of revenues less cost of revenues for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (in millions, except percentages):

	Three Months Ended
	March 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
Cash and spot markets	$97.2	$110.3	$(13.1)	(12)%
Data and access solutions	127.2	116.5	10.7	9%
Derivatives markets	247.0	191.3	55.7	29%
Total revenues less cost of revenues	$471.4	$418.1	$53.3	13%

Cash and Spot Markets

Cash and spot markets revenues less cost of revenues decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to decreases in transaction and clearing fees less liquidity payments and routing and clearing costs (“net transaction and clearing fees”) in the Europe and Asia Pacific and North American Equities segments, coupled with a decrease in industry market data fees. Net transaction and clearing fees decreased primarily due to an 11% decrease in European Equities matched ADNV, an 18% decrease in total touched shares on the U.S. Equities exchanges, and a 5% decrease in net settlement volume attributable to Cboe Clear Europe, partially offset by a 7% increase in Global FX ADNV. Industry market data fees decreased primarily due to a decrease in U.S. tape plan revenue driven by a 2% decline in market share on the U.S. Equities exchanges.

Data and Access Solutions

Data and access solutions revenues less cost of revenues increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increased logical and physical port fees in the Options and North American Equities segments driven by an increase in subscribers. Proprietary market data fees increased primarily due to proprietary market data attributable to Cboe Canada, coupled with an increase in proprietary market data in the Options segment.

Derivatives Markets

Derivatives markets revenues less cost of revenues increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to increases in net transaction and clearing fees driven by a 49% increase in index options ADV, partially offset by a 1% decline in multi-listed options market share and a 5% decrease in multi-listed options net capture, an increase in royalty fees due to an increase in trading volumes of licensed products in the Options segment and increases in royalty fee rates.

Operating Expenses

Total operating expenses for the three months ended March 31, 2023 compared to the same period in 2022 increased $45.1 million, or 25%, primarily due to increases in compensation and benefits, acquisition-related costs, professional fees and outside services, travel and promotional expenses, and technology support services.

The following summarizes changes in operating expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (in millions, except percentages):

	Three Months Ended
	March 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
Compensation and benefits	$110.4	$81.2	$29.2	36%
Depreciation and amortization	41.4	40.9	0.5	1%
Technology support services	22.2	19.2	3.0	16%
Professional fees and outside services	23.9	19.7	4.2	21%
Travel and promotional expenses	6.2	2.9	3.3	114%
Facilities costs	7.6	6.5	1.1	17%
Acquisition-related costs	6.4	2.0	4.4	220%
Other expenses	5.4	6.0	(0.6)	(10)%
Total operating expenses	$223.5	$178.4	$45.1	25%

Compensation and Benefits

Compensation and benefits increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a $16.1 million increase in salaries, wages, and bonuses, driven by merit and cost-of-living increases and increased headcount excluding acquisitions, coupled with a $4.6 million increase related to the acquisitions of Cboe Digital and Cboe Canada, which were both acquired in the second quarter of 2022. Additionally, there was an $8.0 million increase in equity compensation due to 2020 performance-based restricted stock units vesting above target during the three months ended March 31, 2023.

Depreciation and Amortization

Depreciation and amortization was relatively flat for the three months ended March 31, 2023 compared to the same period in 2022 due to an increase in depreciation and amortization expenses related to the acquisitions of Cboe Digital and Cboe Canada, partially offset by a decline in amortization under the discounted cash flow method for the intangibles acquired in the Bats acquisition.

Technology Support Services

Technology support services increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to increases in hardware maintenance, cloud services, and primary data center hosting expenses.

Professional Fees and Outside Services

Professional fees and outside services increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to increases in regulatory costs associated with CAT expenses.

Travel and Promotional Expenses

Travel and promotional expenses increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to increases in marketing and advertising expenses driven by the Company’s rebranding as well as an increase in travel expenses due to an increase in travel.

Facilities Costs

Facilities costs increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in real estate taxes.

Acquisition-Related Costs

Acquisition-related costs increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in professional fees associated with acquisition and ongoing integration costs with Cboe Digital and Cboe Canada acquisitions.

Other Expenses

Other expenses decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a decrease in taxes, licenses, permits, VAT taxes, and record storage costs, partially offset by an increase in bad debt expense and expenses associated with hosting the Cboe Risk Management Conference.

Operating Income

As a result of the items above, operating income for the three months ended March 31, 2023 was $247.9 million, compared to operating income of $239.7 million for the three months ended March 31, 2022, an increase of $8.2 million.

Interest Expense, Net

Net interest expense increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to additional interest expense incurred in connection with the 3.000% Senior Notes issued at the end of the first quarter of 2022, coupled with additional interest expense incurred in connection with the additional borrowings on the Term Loan in the second quarter of 2022, as well as an increase in the SOFR rate, partially offset by a decrease in interest expense related to the Cboe Clear Europe Credit Facility, which was amended and restated in June 2022.

Other Income (Expense), Net

Net other income increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a $14.4 million gain on the Company’s investment in 7Ridge Fund (which owns Trading Technologies), coupled with a $3.1 million loss related to investment establishment costs attributable to the Company’s investment in 7Ridge Fund recorded in the first quarter of 2022, which did not recur.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the three months ended March 31, 2023 was $248.2 million, compared to income before income tax provision of $224.9 million for the same period in 2022, an increase of $23.3 million.

Income Tax Provision

The effective tax rate from continuing operations was 30.1% and 51.3% for the three months ended March 31, 2023 and 2022, respectively. The lower effective tax rate for the three months ended March 31, 2023 compared to the same period in 2022 is primarily due to the derecognition of the Company’s Section 199 tax benefits for tax years 2008 through 2016 and related interest and penalties upon the filing of an unfavorable decision by the United States Tax Court in the matter of Bats Global Markets Holdings, Inc., and Subsidiaries v. Commissioner on March 31, 2022.

Net Income

As a result of the items above, net income for the three months ended March 31, 2023 was $173.4 million, compared to net income of $109.6 million for the three months ended March 31, 2022, an increase of $63.8 million.

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

The following summarizes our total revenues by segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2023	2022	Change	2023	2022
Options	$486.1	$422.6	15%	49%	43%
North American Equities	379.8	423.7	(10)%	39%	44%
Europe and Asia Pacific	72.3	78.6	(8)%	7%	8%
Futures	32.1	32.3	(1)%	3%	3%
Global FX	18.8	17.3	9%	2%	2%
Digital	(0.9)	—	* %	* %	—%
Total revenues	$988.2	$974.5	1%	100%	100%

*	Not meaningful

The following summarizes our revenues less cost of revenues by segment (in millions, except percentages):

				Percentage of
				Total Revenues
				Less Cost of Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2023	2022	Change	2023	2022
Options	$280.7	$219.2	28%	59%	52%
North American Equities	93.1	93.1	0%	20%	22%
Europe and Asia Pacific	49.3	57.5	(14)%	10%	14%
Futures	31.1	31.2	(0)%	7%	8%
Global FX	18.5	17.1	8%	4%	4%
Digital	(1.3)	—	* %	* %	—%
Total revenues less cost of revenues	$471.4	$418.1	13%	100%	100%

*	Not meaningful

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2023	2022	Change	2023	2022
Revenues less cost of revenues	$280.7	$219.2	28%	58%	52%
Operating expenses	79.7	56.5	41%	16%	13%
Operating income	$201.0	$162.7	24%	41%	38%
EBITDA (1)	$206.8	$169.1	22%	43%	40%
EBITDA margin (2)	73.7%	77.1%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $61.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a 49% increase in index options ADV and a 4% increase in index options net capture, partially offset by a 5% decrease in multi-listed options net capture. For the three months ended March 31, 2023, operating income for the Options segment increased $38.3 million compared to the three months ended March 31, 2022 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $23.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in compensation and benefits.

North American Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our North American Equities segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2023	2022	Change	2023	2022
Revenues less cost of revenues	$93.1	$93.1	0%	25%	22%
Operating expenses	64.7	54.5	19%	17%	13%
Operating income	$28.4	$38.6	(26)%	7%	9%
EBITDA (1)	$46.9	$56.5	(17)%	12%	13%
EBITDA margin (2)	50.4%	60.7%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues remained flat for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an 18% decrease in total touched shares on the U.S. Equities exchanges, partially offset by additional revenues less cost of revenues attributable to Cboe Canada, which was acquired in the second quarter of 2022. For the three months ended March 31, 2023, operating income for the North American Equities segment decreased $10.2 million compared to the three months ended March 31, 2022 due to an increase in operating expenses. Operating expenses increased $10.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increases in compensation and benefits, professional fees and outside services, and travel and promotional expenses, as well as increased expenses attributable to Cboe Canada.

Europe and Asia Pacific

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Europe and Asia Pacific segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2023	2022	Change	2023	2022
Revenues less cost of revenues	$49.3	$57.5	(14)%	68%	73%
Operating expenses	38.0	36.6	4%	53%	47%
Operating income	$11.3	$20.9	(46)%	16%	27%
EBITDA (1)	$19.7	$30.3	(35)%	27%	39%
EBITDA margin (2)	40.0%	52.7%	*	*	*

*Not meaningful

(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $8.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to adverse changes in foreign currency rates, most notably a 4% decline in the Euro and a 12% decline in Japanese Yen, coupled with an 11% decrease in European Equities matched ADNV and a 5% decrease in net settlement volume attributable to Cboe Clear Europe. For the three months ended March 31, 2023, operating income for the Europe and Asia Pacific segment decreased $9.6 million compared to the three months ended March 31, 2022 primarily due to a decrease in revenues less cost of revenues and an increase in operating expenses. Operating expenses increased $1.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increases in compensation and benefits and technology support services, partially offset by a decrease in depreciation and amortization.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2023	2022	Change	2023	2022
Revenues less cost of revenues	$31.1	$31.2	(0)%	97%	97%
Operating expenses	10.2	14.2	(28)%	32%	44%
Operating income	$20.9	$17.0	23%	65%	53%
EBITDA (1)	$21.4	$17.6	22%	67%	54%
EBITDA margin (2)	68.8%	56.4%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues remained relatively flat for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a decrease in transaction and clearing fees as a result of a 9% decrease in ADV, partially offset by a 5% increase in net capture and an increase in physical port fees. For the three months ended March 31, 2023, operating income for the Futures segment increased $3.9 million compared to the three months ended March 31, 2022 primarily due to a decrease in operating expenses. Operating expenses decreased $4.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to decreases in compensation and benefits.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Three Months Ended			Three Months Ended
	March 31,		Percent	March 31,
	2023	2022	Change	2023	2022
Revenues less cost of revenues	$18.5	$17.1	8%	98%	99%
Operating expenses	13.8	14.7	(6)%	73%	85%
Operating income	$4.7	$2.4	96%	25%	14%
EBITDA (1)	$9.9	$8.2	21%	53%	47%
EBITDA margin (2)	53.5%	48.0%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $1.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a 7% increase in ADNV, partially offset by a 1% decrease in net capture. For the three months ended March 31, 2023, operating income for the Global FX segment increased $2.3 million compared to the three months ended March 31, 2022 due to an increase in revenues less cost of revenues and a decrease in operating expenses. Operating expenses decreased $0.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to decreases in depreciation and amortization and professional fees and outside services.

Digital

The following summarizes revenues less cost of revenues, operating expenses, operating loss, EBITDA, and EBITDA margin for our Digital segment (in millions, except percentages):

		Percentage
		of Total
		Revenues
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2023
Revenues less cost of revenues	$(1.3)	*	%
Operating expenses	10.1	*	%
Operating loss	$(11.4)	*	%
EBITDA (1)	$(9.6)	*	%
EBITDA margin (2)	*	*
*	Not meaningful

(1) See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.

(2) EBITDA margin represents EBITDA divided by revenues less cost of revenues.

The Digital segment was established in the second quarter of 2022 following the acquisition of ErisX, which was subsequently rebranded to Cboe Digital. Cost of revenues exceeded revenues for the three months ended March 31, 2023 primarily due to the contra-revenue recorded in connection with the non-recourse notes accounted for as options. See Note 17 (“Stock-Based Compensation”) for additional information on the syndication. For the three months ended March 31, 2023, the Digital segment had an operating loss of $11.4 million, due to operating expenses, which primarily consist of compensation and benefits, depreciation and amortization, and professional fees and outside services, exceeding revenues less cost of revenues.

Liquidity and Capital Resources

Below are charts that reflect elements of our capital allocation:

We expect our cash on hand at March 31, 2023 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility and potentially participating in future financing transactions to obtain additional capital will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, such as under the Term Loan Agreement, which matures on December 15, 2023, any dividends, potential strategic acquisitions, opportunities for common stock repurchases under the previously announced program, and payouts related to the unfavorable decision in the Section 199 litigation. See Note 10 (“Debt”) of the condensed consolidated financial statements for further information.

Cboe Clear Europe also has a €1.25 billion committed syndicated multicurrency revolving and swingline credit facility agreement with Cboe Clear Europe as borrower and the Company as guarantor of scheduled interest and fees on borrowings (but not the principal amount of any borrowings) (the “Facility”). The Facility is available to be drawn by Cboe Clear Europe towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through Cboe Clear Europe’s clearing system and (b) financing any other liability or liquidity requirement of Cboe Clear Europe incurred in the operation of its clearing system. Borrowings under the Facility are secured by cash, eligible bonds and eligible equity assets deposited by Cboe Clear Europe into secured accounts. As a result, should the Facility be drawn by Cboe Clear Europe it could potentially impact Cboe Clear Europe’s liquidity, and we can give no assurance that this Facility will be sufficient to meet all of such obligations or sufficiently mitigate Cboe Clear Europe’s liquidity risk to meet its payment obligations when due. Additionally, a default of the Facility may allow lenders, under certain circumstances, to accelerate any related drawn amounts and may result in the acceleration of the Company’s other outstanding debt to which a cross-acceleration or cross-default provision applies, which may limit the Company’s liquidity, business and financing activities. The Facility is expected to terminate on June 29, 2023 and we may not be able to enter into a replacement facility on commercially reasonable terms, or at all. Please refer to Note 10 (“Debt”) for further information on the amendment.

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

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of March 31, 2023 increased $2.9 million from December 31, 2022 primarily due to the results of operations, partially offset by outflows from share repurchases and cash dividends. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $205.0 million as of March 31, 2023. The remaining balance was held in the United States and totaled $230.6 million as of March 31, 2023. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include deferred compensation plan assets, as well as investments with original or acquired maturities longer than three months, but that mature in less than one year from the balance sheet date and are recorded at fair value. As of March 31, 2023 and December 31, 2022, financial investments consisted of U.S. Treasury securities and deferred compensation plan assets.

Cash Flow

The following table summarizes our cash flow data for the three months ended March 31, 2023 and 2022, respectively (in millions):

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$1,030.8	$1,259.8
Net cash provided by (used in) investing activities	1.9	(24.9)
Net cash (used in) provided by financing activities	(141.2)	146.5
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	21.1	0.7
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$912.6	$1,382.1

	As of March 31,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$435.6	$659.4
Restricted cash and cash equivalents (included in margin deposits and clearing funds)	1,428.4	1,810.3
Restricted cash and cash equivalents (included in other current assets)	4.1	4.6
Customer bank deposits (included in margin deposits and clearing funds)	24.4	—
Total	$1,892.5	$2,474.3

Net Cash Flows Provided by Operating Activities

During the three months ended March 31, 2023, net cash provided by operating activities was $857.4 million higher than net income. The variance is primarily attributable to the change in restricted cash and cash equivalents, driven by margin deposits and clearing funds related to Cboe Clear Europe of $898.2 million, partially offset by the change in the Section 31 fees payable of $71.7 million and the change in accounts payable and accrued liabilities of $56.0 million for the three months ended March 31, 2023.

Net cash flows provided by operating activities were $1,030.8 million and $1,259.8 million for the three months ended March 31, 2023 and 2022, respectively. The change in net cash flows provided by operating activities was primarily due to the change in restricted cash and cash equivalents, driven by margin deposits and clearing funds related to Cboe Clear Europe, the change in Section 31 fees payable, and the change in accounts payable and accrued liabilities, partially offset by the change in net income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash flows provided by (used in) investing activities were $1.9 million and $(24.9) million for the three months ended March 31, 2023 and 2022, respectively. The variance is primarily due to the change in proceeds from maturities available-for-sale financial investments, partially offset by the change in purchases of available-for-sale financial investments and purchases of property and equipment and leasehold improvements for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Net Cash Flows (Used in) Provided by Financing Activities

Net cash flows (used in) provided by financing activities were $(141.2) million and $146.5 million for the three months ended March 31, 2023 and 2022, respectively. The variance is primarily attributable to proceeds from the long-term debt issuance of $298.6 million from the three months ended March 31, 2022 that did not recur in 2023, partially offset by the change in payments of contingent consideration related to acquisitions for three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Financial Assets

The following summarizes our financial assets, excluding margin deposits and clearing funds, as of March 31, 2023 and December 31, 2022 (in millions):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$435.6	$432.7
Financial investments	80.2	91.7
Less deferred compensation plan assets	(30.7)	(27.5)
Less cash collected for Section 31 fees	(50.0)	(93.7)
Adjusted cash (1)	$435.1	$403.2
(1)	Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments, minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of March 31, 2023 and December 31, 2022 (in millions):

	March 31,	December 31,
	2023	2022
Term Loan Agreement	$305.0	$305.0
3.650% Senior Notes	650.0	650.0
1.625% Senior Notes	500.0	500.0
3.000% Senior Notes	300.0	300.0
Less unamortized discount and debt issuance costs	(12.4)	(13.0)
Total debt	$1,742.6	$1,742.0

As of March 31, 2023 and December 31, 2022, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of March 31, 2023, we had an additional $400.0 million available through our revolving credit facility, with the ability to borrow another $200.0 million by increasing the commitments under the facility, subject to the agreement of the applicable lenders. Together with adjusted cash, we had $891.2 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends, net of regulatory capital requirements as of March 31, 2023.

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

On August 16, 2022, President Biden signed into law H.R. 5376 (commonly known as the “Inflation Reduction Act of 2022” or simply the “IRA”). Tax measures contained in the IRA include, among other items, a new excise tax of 1% on repurchases of stock by domestic corporations with stock traded on established securities markets. The amount on which the tax is imposed is reduced by the value of any stock issued by such corporation during the tax year and the tax generally applies to stock buy-back transactions occurring after December 31, 2022. This new tax is not expected to result in a material impact to the Company.

Under the program, for the three months ended March 31, 2023, the Company repurchased 567,073 shares of common stock at an average cost per share of $123.42, totaling $70.0 million. Since inception of the program through March 31, 2023, the Company has repurchased 19,515,440 shares of common stock at an average cost per share of $71.84, totaling $1.4 billion.

As of March 31, 2023, the Company had $147.9 million of availability remaining under its existing share repurchase authorizations.

Commercial Commitments and Contractual Obligations

As of March 31, 2023, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations, software development activities and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 10 (“Debt”) for a discussion of the outstanding debt, Note 12 (“Clearing Operations”) for information on Cboe Clear Europe and Cboe Digital’s clearinghouse exposure guarantees, and Note 22 (“Leases”) for discussion on operating leases and equipment leases.

Guarantees

We use Wedbush and Morgan Stanley to clear our routed equities transactions for our U.S. Equities exchanges. Wedbush and Morgan Stanley guarantee the trade until one day after the trade date, after which time the National Securities Clearing Corporation (“NSCC”) provides a guarantee. The BIDS Trading ATS platform delivers matched trades to BofA Securities, Inc. (“BOA”), which delivers the matched trades to the NSCC. BOA guarantees the trade until one day after the trade date, after which time the NSCC provides a guarantee. In the case of failure to perform on the part of Wedbush or Morgan Stanley on routed transactions for our U.S. Equities exchanges, we provide the guarantee to the counterparty to the trader. In the case of failure to perform on the part of BOA on transactions for the BIDS Trading ATS platform, BIDS has obligations to the counterparties to satisfy the trades. OCC acts as a central counterparty on all transactions in listed equity options in our Options segment, and as such, guarantees clearance and settlement of all of our options transactions. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the condensed consolidated financial statements for these guarantees. Similarly, with respect to trades in U.S. listed equity options and futures occurring on Cboe Options, C2, BZX,

EDGX, and CFE, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on these exchanges and, as such, guarantees clearance and settlement of all of those matched options and futures trades. With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on MATCHNow and Cboe Canada and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we deliver matched trades of our customers to the Japanese Securities Clearing Corporation, which acts as a central counterparty on all transactions occurring on Cboe Japan and, as such, guarantees clearance and settlement on all of our matched trades in Japan.

Critical Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of the amounts of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources.

In the three months ended March 31, 2023, there were no significant changes to our critical accounting estimates from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K.

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

Foreign Currency Exchange Rate Risk

Our operations in Europe, Canada and Asia are subject to increased currency translation risk as revenues and expenses are denominated in foreign currencies, primarily the Euro, British pound, Australian dollar, Canadian dollar, and Japanese Yen. We also have de minimis exposure to other foreign currencies, including the Philippine Peso, Hong Kong dollar, Swiss Franc, Norwegian Kroner, Swedish Krona, Danish Kroner, and Singapore dollar.

For the three months ended March 31, 2023, our exposure to foreign-denominated revenues less cost of revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Three Months Ended
	March 31, 2023
	British		Australian
	Pounds (1)	Euros (1)	Dollars (1)
Foreign denominated % of:
Revenues less cost of revenues	3.2%	4.4%	1.7%
Operating expenses	1.5%	8.1%	5.0%
Impact of 10% adverse currency fluctuation on:
Revenues less cost of revenues	$1.5	$2.1	$0.8
Operating expenses	0.3	1.8	1.1
(1)	An average foreign exchange rate to the U.S. dollar for the period was used. See Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the table summarizing the changes in certain operational and financial metrics for more information.

Equity Risk

Our investment in European, Canadian, and Asia Pacific operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European businesses are denominated in British pounds or Euros. The assets and liabilities of our Canadian businesses are denominated in Canadian dollars. The assets and liabilities of our Asia Pacific businesses are denominated in Hong Kong dollars, Australian dollars, Japanese Yen, Philippine Pesos, or Singapore dollars. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income, net within stockholders' equity on our condensed consolidated balance sheet.

Our primary exposure to this equity risk as of March 31, 2023 is presented by foreign currency in the following table (in millions):

	British		Canadian
	Pounds (1)	Euros (1)	Dollars (1)
Net equity investment in Cboe Europe Equities and Derivatives, Cboe Clear Europe, MATCHNow, and Cboe Canada	$593.9	$150.6	$495.5
Impact on consolidated equity of a 10% adverse currency fluctuation	59.4	15.1	49.5
(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds per U.S. dollar, Euros per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of March 31, 2023.

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

The Company is exposed to further credit risk through our clearing operations. Cboe Clear Europe holds material amounts of clearing participant collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as liquidity and market risks. Cboe Digital holds amounts of clearing participant collateral including cash and digital assets, which are held primarily to provide security of capital while minimizing credit risk as well as custody, valuation and market risks. The following is a summary of the risks associated with these deposits and how these risks are mitigated:

●	Credit Risk - The credit risk is predominantly in the event a clearing participant fails to meet a financial or contractual obligation and related to custodians and settlement banks. Cboe Clear Europe attempts to mitigate this risk through minimum participant requirements for clearing participants and monitoring their financial health. To cover potential loss to Cboe Clear Europe in the event of a clearing participant default, collateral is required from clearing participants. Besides potential defaults of clearing participants, the main credit risk faced by the clearinghouse is exposure to clearing participants when a trade fails to settle. To help mitigate this risk, a fail fee is charged to discourage late settlements. This fee covers Cboe Clear Europe’s costs but also acts as a deterrent as required by Regulation (EU) No 236/2012 on short selling, together with certain aspects of credit default swaps. Cboe Clear Digital sets minimum financial requirements on custodian institutions and any clearing member that may expose the clearinghouse to credit risk. The financial strength of custodians and such clearing members are monitored routinely. Furthermore, Cboe Digital requires clearing members to post collateral or other forms of financial guarantee and their trading activities are subject to pre-trade checks enforced by Cboe Digital Exchange and administered by Cboe Clear Digital. As of March 31, 2023, Cboe Digital does not expect a material loss concerning credit risk on any member participant, custodian, or settlement bank.
●	Liquidity Risk - Liquidity risk is the risk Cboe Clear Europe may not be able to meet its payment obligations in the right currency, in the right place and at the right time. To help mitigate this risk, Cboe Clear Europe monitors its liquidity requirements closely and maintains funds and assets in a manner which attempt to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, holding funds with a central bank where possible or making only short-term investments serves to help reduce liquidity risks. Liquidity is mainly required for securities settlement. The payment and settlement obligations generally stem from the function of Cboe Clear Europe as a cash equity clearinghouse: shares are bought and sold by clearing participants on a trading platform or OTC, and netted to settle two days later. During the settlement the actual payment for and delivery of the shares take place, this process requires intraday liquidity. If counterparties, which receive shares against payment, are unable to settle, an overnight liquidity need arises. The overnight liquidity is typically very short term, and is usually limited to a few days.
●	Custody Risk – Cboe Digital holds customer’s digital clearing assets custodially through self-custody and it’s accounts with custodians. Cboe Digital’s custody strategy is designed to maximize liquidity and efficient access to assets by making those assets readily available. Cboe Digital monitors its cash and the digital asset balances it maintains with custodians. Digital assets require control of one or more unique public and private keys relating to the local or online digital wallet in which the digital assets are held. The networks require one or more private

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
●	Valuation Risk - Cboe Digital is exposed to risk with respect to digital asset prices and valuations which are largely based on the supply and demand for those digital assets in financial markets. Cboe Digital’s valuation governance framework includes numerous controls and other procedural safeguards that are intended to maximize the quality of fair value measurements. New products and valuation techniques are reviewed and approved by senior management. Cboe Digital’s valuation process for digital assets are fair value estimates that are also validated by the finance control function independently. Independent price verification is performed by finance control through benchmarking fair value estimates with observable market prices or other independent sources. Reasonably designed controls and governance framework are in place and are intended to help ensure quality third-party pricing sources were used.
●	Market Risk – Cboe Clear Europe is also exposed to market risk in the event that a clearing participant defaults and the market prices of the securities in its open positions have moved adversely so the clearinghouse can only close out the participant’s obligations at a loss. To help mitigate market risk, Cboe Clear Europe collects collateral from clearing participants to cover for the probable loss during normal market conditions, together with contributions to the clearing fund to cover losses if a default occurred during extreme but plausible market conditions. Adverse movements in exchange rates affecting the value of obligations and collateral are factored into the calculation of the amount of collateral to be collected. To help ensure an orderly market, Cboe Digital maintains digital assets to support its clearing operations which may be subject to significant changes in value and therefore exposed to market risk with the fluctuation in market prices. Cboe Digital monitors this risk on a daily, weekly and monthly basis. The business model is such that Cboe Digital earns digital assets and at times may accumulate positions that are subject to market risk. Customer positions do have market risk based on daily activity and settlement prices.

On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations. Any such effects to date have been minimal.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of March 31, 2023 and 2022, our cash and cash equivalents and financial investments were $515.8 million and $708.1 million, respectively, of which $205.0 million and $173.1 million is held outside of the United States in various foreign subsidiaries in 2023 and 2022, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

As of March 31, 2023, we had $1,742.6 million in outstanding debt, of which $1,437.8 million relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. $304.8 million of the outstanding debt relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. The overnight Treasury repurchase market underlying SOFR has experienced and may experience disruptions from time to time, which may result in unexpected fluctuations, including potentially higher rates, in SOFR. A hypothetical 100 basis point increase in interest rates relating to the amounts outstanding under the Term Loan Agreement as of March 31, 2023 would decrease annual pre-tax earnings by $3.0 million, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the Cboe Clear Europe Credit Facility, as these facilities bear interest at fluctuating rates. As of March 31, 2023, there were no outstanding borrowings under our Revolving Credit Agreement or Cboe Clear Europe Credit Facility, respectively. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.

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
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during the first quarter 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

Cboe incorporates herein by reference the discussion set forth in Note 19 (“Income Taxes”) and Note 21 (“Commitments, Contingencies, and Guarantees”) of the condensed consolidated financial statements included herein.

Item 1A.   Risk Factors

There have been no material updates during the period covered by this Form 10-Q to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any of these risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase program

In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $1.6 billion. The program permits the Company to purchase shares, through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The Company repurchased 567,073 shares of its common stock under its share repurchase program during the first quarter of 2023 at an average cost per share of $123.42, totaling $70.0 million and had $147.9 million of availability remaining under its existing share repurchase authorizations as of March 31, 2023.

Purchase of common stock from employees

The table below reflects the acquisition of common stock by the Company in the three months ended March 31, 2023 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31, 2023	—	$—
February 1 to February 28, 2023	98,783	125.41
March 1 to March 31, 2023	—	—
Total	98,783	$125.41

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
Date: May 5, 2023

By:	/s/ Brian N. Schell
Brian N. Schell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 5, 2023