Form 10-Q
period 2023-06-30
Cboe Global Markets, Inc.
filed 2023-08-04
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	July 28, 2023
Common Stock, par value $0.01 per share	105,516,855 shares

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

●	“Cboe,” “we,” “us,” “our” or “the Company” refers to Cboe Global Markets, Inc. and its subsidiaries.
●	“ADV” means average daily volume.
●	“ADNV” means average daily notional value.
●	“AFM” refers to the Netherlands Authority for the Financial Markets.
●	“ATS” refers to an alternative trading system.
●	“Bats Global Markets” and “Bats” refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
●	“BIDS Trading” refers to BIDS Trading, L.P., a wholly-owned subsidiary of Cboe Global Markets, Inc. The ATS operated by BIDS Trading is not a registered national securities exchange or a facility thereof.
●	“BYX” refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“C2” refers to Cboe C2 Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Asia Pacific” refers to Cboe Asia Pacific Holdings Limited (formerly known as Chi-X Asia Pacific Holdings Limited), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Australia” refers to Cboe Australia Pty Ltd. (formerly known as Chi-X Australia Pty. Ltd.), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Canada” refers to Aequitas Innovations, Inc. (formerly known as “NEO”), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Chi-X Europe” refers to Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Clear Digital” refers to Cboe Clear Digital, LLC (formerly known as Eris Clearing, LLC), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Clear Europe” refers to Cboe Clear Europe N.V. (formerly known as European Central Counterparty N.V., formerly defined as “EuroCCP”), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Digital” refers to Cboe Digital Intermediate Holdings, LLC (formerly known as Eris Digital Holdings, LLC) and its subsidiaries. Prior to rebranding under the Cboe Digital name, Eris Digital Holdings, LLC and its subsidiaries operated under the “ErisX” name.
●	“Cboe Europe Equities and Derivatives” refers to the combined businesses of Cboe Europe and Cboe NL.
●	“Cboe Europe” refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the UK operator of our Multilateral Trading Facility (“MTF”), our Regulated Market (“RM”), and our Approved Publication Arrangement (“APA”) under its Recognized Investment Exchange (“RIE”) status.
●	“Cboe Fixed Income” refers to Cboe Fixed Income Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe FX” refers to Cboe FX Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Japan” refers to Cboe Japan Ltd. (formerly known as Chi-X Japan Ltd.), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe NL” refers to Cboe Europe BV, a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
●	“Cboe Options” refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe SEF” refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Swiss” refers to Cboe Switzerland GmbH, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Trading” refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFE” refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFTC” refers to the U.S. Commodity Futures Trading Commission.
●	“CSD Br” refers to CSD Central de Serviços de Registro e Depósito aos Mercados Financeiro e de Capitais S.A., a Brazilian trade repository.
●	“Chi-X” refers to Chi-X Holdings Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CIRO” refers to the Canadian Investment Regulatory Organization.
●	“EDGA” refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“EDGX” refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“ESMA” refers to the European Securities and Markets Authority.
●	“Exchanges” refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.
●	“FASB” refers to the Financial Accounting Standards Board.
●	“FCA” refers to the UK Financial Conduct Authority.
●	“FINRA” refers to the Financial Industry Regulatory Authority.

●	“GAAP” refers to Generally Accepted Accounting Principles in the United States.
●	“MATCHNow” refers to TriAct Canada Marketplace LP, a wholly-owned subsidiary of Cboe Global Markets, Inc., the operator of our Canadian ATS called MATCHNow.
●	“Merger” refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
●	“OCC” refers to The Options Clearing Corporation.
●	“OPRA” refers to Options Price Reporting Authority, LLC.
●	“SEC” refers to the U.S. Securities and Exchange Commission.
●	“SPX” refers to our S&P 500 Index exchange-traded options products.
●	“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
●	“VIX” refers to our Cboe Volatility Index exchange traded options and futures products.

TRADEMARK AND OTHER INFORMATION

Cboe®, Cboe Global Markets®, Cboe LIS®, Bats®, BIDS Trading®, BYX®, BZX®, Cboe Volatility Index®, CFE®, EDGA®, EDGX®, ErisX®, EuroCCP®, Hybrid®, LiveVol®, MATCHNow®, NANO®, Options Institute®, Silexx®, VIX®, and XSP® are registered trademarks, and Cboe Futures ExchangeSM, Cboe BIDS EuropeSM, Cboe ClearSM, Cboe DigitalSM, C2SM, f(t)optionsSM, HanweckSM, NANOsSM, Nanos by CboeSM The Exchange for the World StageSM, Trade AlertSM, and VIX1DSM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except par value data and share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$413.6	$432.7
Financial investments	103.7	91.7
Accounts receivable, net of $3.5 allowance for credit losses at June 30, 2023 and $2.2 at December 31, 2022	363.6	369.8
Margin deposits and clearing funds	718.8	543.0
Digital assets - safeguarded assets	54.9	22.9
Income taxes receivable	38.0	48.3
Other current assets	51.7	47.6
Total current assets	1,744.3	1,556.0

Investments	294.2	253.2
Land	2.3	2.3
Property and equipment, net	115.8	108.2
Operating lease right of use assets	105.4	111.7
Goodwill	3,138.4	3,122.8
Intangible assets, net	1,614.4	1,662.8
Other assets, net	181.1	181.9
Total assets	$7,195.9	$6,998.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$391.4	$420.2
Section 31 fees payable	109.8	147.1
Deferred revenue	14.4	11.7
Margin deposits and clearing funds	718.8	543.0
Digital assets - safeguarded liabilities	54.9	22.9
Income taxes payable	—	3.5
Current portion of long-term debt	164.9	304.7
Current portion of contingent consideration liabilities	13.9	24.1
Total current liabilities	1,468.1	1,477.2

Long-term debt	1,438.2	1,437.3
Non-current unrecognized tax benefits	223.7	196.1
Deferred income taxes	206.1	222.9
Non-current operating lease liabilities	123.5	129.3
Non-current portion of contingent consideration liabilities	15.2	15.0
Other non-current liabilities	56.7	55.8
Total liabilities	3,531.5	3,533.6
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 107,964,872 and 105,516,820 shares issued and outstanding, respectively at June 30, 2023 and 107,670,248 and 105,951,199 shares issued and outstanding, respectively at December 31, 2022	1.1	1.1
Common stock in treasury, at cost, 2,448,052 shares at June 30, 2023 and 1,719,049 shares at December 31, 2022	(222.1)	(131.0)
Additional paid-in capital	1,482.0	1,455.1
Retained earnings	2,405.8	2,171.1
Accumulated other comprehensive loss, net	(2.4)	(31.0)
Total stockholders’ equity	3,664.4	3,465.3
Total liabilities and stockholders’ equity	$7,195.9	$6,998.9

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Cash and spot markets	$341.3	$458.5	$748.3	$920.4
Data and access solutions	135.3	123.9	264.7	242.8
Derivatives markets	431.2	403.4	883.0	797.1
Total revenues	907.8	985.8	1,896.0	1,960.3
Cost of revenues:
Liquidity payments	337.4	429.0	709.2	896.5
Routing and clearing	20.8	20.9	44.8	43.2
Section 31 fees	34.5	79.6	109.4	115.3
Royalty fees and other cost of revenues	48.0	32.2	94.1	63.1
Total cost of revenues	440.7	561.7	957.5	1,118.1
Revenues less cost of revenues	467.1	424.1	938.5	842.2
Operating expenses:
Compensation and benefits	106.5	86.2	216.9	167.4
Depreciation and amortization	39.8	40.2	81.2	81.1
Technology support services	28.3	18.1	50.5	37.3
Professional fees and outside services	20.4	24.1	44.3	43.8
Travel and promotional expenses	13.5	5.5	19.7	8.4
Facilities costs	6.2	6.6	13.8	13.1
Acquisition-related costs	0.7	14.3	7.1	16.3
Goodwill impairment	—	460.1	—	460.1
Other expenses	6.9	6.4	12.3	12.4
Total operating expenses	222.3	661.5	445.8	839.9
Operating income (loss)	244.8	(237.4)	492.7	2.3
Non-operating (expenses) income:
Interest expense, net	(13.9)	(14.6)	(29.0)	(25.4)
Other income (expense), net	10.9	(4.8)	26.3	(8.8)
Income (loss) before income tax provision (benefit)	241.8	(256.8)	490.0	(31.9)
Income tax provision (benefit)	74.0	(72.3)	148.8	43.0
Net income (loss)	167.8	(184.5)	341.2	(74.9)
Net income allocated to participating securities	(0.8)	—	(1.6)	—
Net income (loss) allocated to common stockholders	$167.0	$(184.5)	$339.6	$(74.9)
Basic earnings (loss) per share	$1.58	$(1.74)	$3.21	$(0.70)
Diluted earnings (loss) per share	$1.57	$(1.74)	$3.20	$(0.70)

Basic weighted average shares outstanding	105.7	106.3	105.8	106.5
Diluted weighted average shares outstanding	106.1	106.3	106.1	106.5

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$167.8	$(184.5)	$341.2	$(74.9)
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	10.6	(60.9)	30.4	(87.4)
Unrealized holding losses on financial investments	(0.8)	(0.1)	(1.7)	(0.1)
Post-retirement benefit obligations	—	—	(0.1)	—
Comprehensive income (loss)	177.6	(245.5)	369.8	(162.4)
Comprehensive income allocated to participating securities	(0.8)	—	(1.6)	—
Comprehensive income (loss) allocated to common stockholders, net of income tax	$176.8	$(245.5)	$368.2	$(162.4)

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six months ended June 30, 2023 and June 30, 2022

(unaudited)

(in millions, except per share amounts)

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	loss, net	equity
Balance at December 31, 2022	$—	$1.1	$(131.0)	$1,455.1	$2,171.1	$(31.0)	$3,465.3
Cash dividends on common stock of $0.50 per share	—	—	—	—	(53.3)	—	(53.3)
Stock-based compensation	—	—	—	16.9	—	—	16.9
Repurchases of common stock from employee stock plans	—	—	(12.7)	—	—	—	(12.7)
Purchase of common stock	—	—	(70.0)	—	—	—	(70.0)
Shares issued under employee stock purchase plan	—	—	—	0.3	—	—	0.3
Net income	—	—	—	—	173.4	—	173.4
Other comprehensive income	—	—	—	—	—	18.8	18.8
Balance at March 31, 2023	$—	$1.1	$(213.7)	$1,472.3	$2,291.2	$(12.2)	$3,538.7
Cash dividends on common stock of $0.50 per share	—	—	—	—	(53.2)	—	(53.2)
Stock-based compensation	—	—	—	9.1	—	—	9.1
Repurchases of common stock from employee stock plans	—	—	(0.3)	—	—	—	(0.3)
Purchase of common stock	—	—	(8.1)	—	—	—	(8.1)
Shares issued under employee stock purchase plan	—	—	—	0.6	—	—	0.6
Net income	—	—	—	—	167.8	—	167.8
Other comprehensive income	—	—	—	—	—	9.8	9.8
Balance at June 30, 2023	$—	$1.1	$(222.1)	$1,482.0	$2,405.8	$(2.4)	$3,664.4

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	income (loss), net	equity
Balance at December 31, 2021	$—	$1.1	$(106.8)	$1,509.4	$2,145.5	$55.6	$3,604.8
Cash dividends on common stock of $0.48 per share	—	—	—	—	(51.4)	—	(51.4)
Stock-based compensation	—	—	—	9.1	—	—	9.1
Repurchases of common stock from employee stock plans	—	—	(8.4)	—	—	—	(8.4)
Purchase of common stock	—	—	(70.0)	—	—	—	(70.0)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	109.6	—	109.6
Other comprehensive loss	—	—	—	—	—	(26.5)	(26.5)
Balance at March 31, 2022	$—	$1.1	$(185.2)	$1,518.6	$2,203.7	$29.1	$3,567.3
Cash dividends on common stock of $0.48 per share	—	—	—	—	(51.2)	—	(51.2)
Stock-based compensation	—	—	—	7.0	—	—	7.0
Repurchases of common stock from employee stock plans	—	—	(0.2)	—	—	—	(0.2)
Purchase of common stock	—	—	(15.6)	—	—	—	(15.6)
Shares issued under employee stock purchase plan	—	—	—	0.1	—	—	0.1
Net loss	—	—	—	—	(184.5)	—	(184.5)
Other comprehensive loss	—	—	—	—	—	(61.0)	(61.0)
Balance at June 30, 2022	$—	$1.1	$(201.0)	$1,525.7	$1,968.0	$(31.9)	$3,261.9

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$341.2	$(74.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81.2	81.1
Amortization of debt issuance cost and debt discount	1.3	1.1
Realized gain on available-for-sale financial investments	(1.6)	—
Provision for accounts receivable credit losses	1.8	0.3
Benefit for deferred income taxes	(17.3)	(142.3)
Stock-based compensation expense	26.0	16.1
Loss on disposal of property and equipment	—	0.3
Impairment charge of investment	—	10.6
Goodwill impairment	—	460.1
Equity (earnings) loss in investments	(22.9)	3.5
Gain on investment	—	(7.5)
Changes in assets and liabilities:
Accounts receivable	12.6	(70.0)
Restricted cash and cash equivalents and customer bank deposits (included in margin deposits and clearing funds)	168.8	215.9
Income taxes receivable	10.3	(8.5)
Other current assets	(4.7)	(0.8)
Other assets	(17.2)	(13.3)
Accounts payable and accrued liabilities	(36.8)	24.0
Section 31 fees payable	(37.3)	75.5
Deferred revenue	2.8	6.8
Income taxes payable	(3.6)	(7.1)
Unrecognized tax benefits	27.6	66.5
Other liabilities	(4.5)	(12.0)
Net cash provided by operating activities	527.7	625.4
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(706.5)
Purchases of available-for-sale financial investments	(69.7)	(41.1)
Proceeds from maturities of available-for-sale financial investments	64.4	8.6
Proceeds from sale of intangible assets	0.8	—
Proceeds from investments	—	1.1
Contributions to investments	(18.1)	(12.8)
Purchases of property and equipment and leasehold improvements	(20.2)	(22.2)
Net cash used in investing activities	(42.8)	(772.9)
Cash flows from financing activities:
Proceeds from long-term debt	—	663.6
Principal payments of current portion of long-term debt	(140.0)	—
Debt issuance costs	—	(4.9)
Cash dividends on common stock	(106.5)	(102.6)
Repurchases of common stock from employee stock plans	(13.0)	(8.6)
Payments of contingent consideration related to acquisitions	(10.2)	(25.9)
Shares issued under employee stock purchase plan	(0.9)	(0.2)
Purchase of common stock	(78.1)	(85.6)
Net cash (used in) provided by financing activities	(348.7)	435.8
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	20.3	(15.8)
Increase in cash, cash equivalents, and restricted cash and cash equivalents	156.5	272.5
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	979.9	1,092.2
End of period	$1,136.4	$1,364.7
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	413.6	373.3
Restricted cash and cash equivalents (included in margin deposits and clearing funds)	699.6	963.5
Restricted cash and cash equivalents (included in other current assets)	4.0	4.2
Customer bank deposits (included in margin deposits and clearing funds)	19.2	23.7
Total	$1,136.4	$1,364.7
Supplemental disclosure of cash transactions:
Cash paid for income taxes, net of refunds	$129.5	$134.4
Cash paid for interest	38.4	45.0
Supplemental disclosure of noncash investing activities:
Accounts receivable acquired	$—	$4.4
Financial investments acquired	—	1.5
Other current assets acquired	—	1.6
Goodwill acquired	—	529.5
Intangible assets acquired	—	225.1
Property and equipment, net acquired	—	1.6
Data processing software and other assets acquired	—	2.0
Operating lease right of use asset acquired	—	1.2
Accounts payable and accrued expenses assumed	—	(6.1)
Deferred revenue acquired	—	(0.6)
Operating lease liability acquired	—	(1.2)
Contingent consideration related to acquisitions	—	(54.3)
Deferred income taxes acquired	—	(40.3)
Other non-current liabilities, net acquired	—	(0.4)
Supplemental disclosure of noncash financing activities:
Paycheck Protection Program loan forgiveness	$—	$1.3

See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Cboe Global Markets (Cboe: CBOE), the world’s leading derivatives and securities exchange network, delivers cutting-edge trading, clearing and investment solutions to people around the world. Cboe provides trading solutions and products in multiple asset classes, including equities, derivatives, FX, and digital assets, across North America, Europe, and Asia Pacific. Above all, Cboe is committed to building a trusted, inclusive global marketplace that enables people to pursue a sustainable financial future.

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

Update to Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed for the Company for the three months ended June 30, 2023, that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements – Adopted

There were no recent applicable material accounting pronouncements that have been adopted during the three and six month periods ended June 30, 2023.

Recent Accounting Pronouncements - Issued, not yet Adopted

There were no applicable material accounting pronouncements that have been issued, but not yet adopted as of June 30, 2023.

2.   REVENUE RECOGNITION

The Company presents three financial statement revenue captions within its condensed consolidated statements of income that reflect the Company’s diversified products, expansive geographical reach, and overall business strategy. Below is a summary of the Company’s financial statement revenue captions:

Revenues

●	Cash and spot markets – includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other revenue from Cboe’s North American Equities, Europe and Asia Pacific, Global FX, and Digital segments.
●	Data and access solutions – includes access and capacity fees, proprietary market data fees, and associated other revenue across Cboe’s six segments.
●	Derivatives markets – includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other revenue from Cboe’s Options, Futures, Europe and Asia Pacific, and Digital segments.

The Company’s main types of revenue contracts consist of the following, which are disaggregated from the condensed consolidated statements of income.

●	Transaction and clearing fees – Transaction fees represent fees charged by the Company for meeting the point-in-time performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees are recognized across all segments. Clearing fees, which include settlement fees, represent fees charged by the Company for meeting the point-in-time performance obligation for transactions cleared and settled by Cboe Clear Europe and Cboe Clear Digital, the derivatives clearing organization for Cboe Digital. Clearing fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Clearing fees are recognized in the Europe and Asia Pacific and Digital segments. Transaction and clearing fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules.
●	Access and capacity fees – Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. Facilities, systems services and other fees are generally monthly fee-based. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligations are met. All access and capacity fees associated with the trading floor are recognized over time in the Options segment, as the performance obligations are met.
●	Market data fees – Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the Exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Proprietary market data also includes revenue from various licensing agreements. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data to meet its performance obligation. U.S. tape plan market data is recognized in the North American Equities and Options segments. Proprietary market data fees are recognized across all segments.
●	Regulatory fees – There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC for meeting the point-in-time performance obligation of executing a trade on its markets. The fees charged to customers are

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
●	Other revenue – Other revenue primarily includes interest income from clearing operations, all fees related to the trade reporting facility operated in the Europe and Asia Pacific segment, listing fees, and revenue associated with advertisements through the Company’s websites.

All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers, with the exception of interest income from clearing operations. The following table depicts the disaggregated revenue contract types listed above within each respective financial statement caption in the condensed consolidated statements of income (in millions):

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Three Months Ended June 30, 2023
Transaction and clearing fees	$279.0	$—	$406.7	$685.7
Access and capacity fees	—	86.9	—	86.9
Market data fees	17.7	47.7	8.1	73.5
Regulatory fees	28.7	—	15.7	44.4
Other revenue	15.9	0.7	0.7	17.3
	$341.3	$135.3	$431.2	$907.8

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Three Months Ended June 30, 2022
Transaction and clearing fees	$359.2	$—	$376.1	$735.3
Access and capacity fees	—	81.8	—	81.8
Market data fees	19.3	41.0	8.5	68.8
Regulatory fees	68.7	—	18.1	86.8
Other revenue	11.3	1.1	0.7	13.1
	$458.5	$123.9	$403.4	$985.8

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Six Months Ended June 30, 2023
Transaction and clearing fees	$590.9	$—	$827.3	$1,418.2
Access and capacity fees	—	171.1	—	171.1
Market data fees	35.6	92.2	16.6	144.4
Regulatory fees	91.3	—	37.6	128.9
Other revenue	30.5	1.4	1.5	33.4
	$748.3	$264.7	$883.0	$1,896.0

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Six Months Ended June 30, 2022
Transaction and clearing fees	$754.7	$—	$750.2	$1,504.9
Access and capacity fees	—	159.7	—	159.7
Market data fees	42.2	80.6	16.7	139.5
Regulatory fees	100.6	—	28.8	129.4
Other revenue	22.9	2.5	1.4	26.8
	$920.4	$242.8	$797.1	$1,960.3

The following table depicts the disaggregation of revenue according to segment (in millions):

		North	Europe
		American	and Asia		Global
	Options	Equities	Pacific	Futures	FX	Digital	Total
Three Months Ended June 30, 2023
Transaction and clearing fees	$384.3	$229.4	$35.6	$22.4	$15.0	$(1.0)	$685.7
Access and capacity fees	40.3	29.0	9.2	5.5	2.7	0.2	86.9
Market data fees	30.0	31.5	9.6	2.0	0.4	—	73.5
Regulatory fees	15.6	28.7	—	0.1	—	—	44.4
Other revenue	1.3	2.0	13.9	—	0.1	—	17.3
	$471.5	$320.6	$68.3	$30.0	$18.2	$(0.8)	$907.8
Timing of revenue recognition
Services transferred at a point in time	$401.2	$260.1	$49.5	$22.5	$15.1	$(1.0)	$747.4
Services transferred over time	70.3	60.5	18.8	7.5	3.1	0.2	160.4
	$471.5	$320.6	$68.3	$30.0	$18.2	$(0.8)	$907.8

Three Months Ended June 30, 2022
Transaction and clearing fees	$353.0	$304.5	$40.6	$23.0	$14.1	$0.1	$735.3
Access and capacity fees	38.3	27.3	8.7	5.2	2.3	—	81.8
Market data fees	27.1	31.2	8.1	2.1	0.3	—	68.8
Regulatory fees	17.9	68.7	—	0.2	—	—	86.8
Other revenue	1.9	1.1	10.0	—	0.1	—	13.1
	$438.2	$432.8	$67.4	$30.5	$16.8	$0.1	$985.8
Timing of revenue recognition
Services transferred at a point in time	$372.8	$374.3	$50.6	$23.2	$14.2	$0.1	$835.2
Services transferred over time	65.4	58.5	16.8	7.3	2.6	—	150.6
	$438.2	$432.8	$67.4	$30.5	$16.8	$0.1	$985.8

		North	Europe
		American	and Asia		Global
	Options	Equities	Pacific	Futures	FX	Digital	Total
Six Months Ended June 30, 2023
Transaction and clearing fees	$780.1	$484.4	$77.7	$47.2	$30.8	$(2.0)	$1,418.2
Access and capacity fees	79.2	57.4	18.1	10.8	5.3	0.3	171.1
Market data fees	58.0	63.4	18.3	4.0	0.7	—	144.4
Regulatory fees	37.5	91.3	—	0.1	—	—	128.9
Other revenue	2.8	3.9	26.5	—	0.2	—	33.4
	$957.6	$700.4	$140.6	$62.1	$37.0	$(1.7)	$1,896.0
Timing of revenue recognition
Services transferred at a point in time	$820.4	$579.6	$104.2	$47.3	$31.0	$(2.0)	$1,580.5
Services transferred over time	137.2	120.8	36.4	14.8	6.0	0.3	315.5
	$957.6	$700.4	$140.6	$62.1	$37.0	$(1.7)	$1,896.0

Six Months Ended June 30, 2022
Transaction and clearing fees	$701.3	$635.3	$90.7	$48.8	$28.7	$0.1	$1,504.9
Access and capacity fees	74.1	53.3	18.0	9.7	4.6	—	159.7
Market data fees	53.0	65.4	16.4	4.1	0.6	—	139.5
Regulatory fees	28.6	100.6	—	0.2	—	—	129.4
Other revenue	3.8	1.9	20.9	—	0.2	—	26.8
	$860.8	$856.5	$146.0	$62.8	$34.1	$0.1	$1,960.3
Timing of revenue recognition
Services transferred at a point in time	$733.7	$737.8	$111.6	$49.0	$28.9	$0.1	$1,661.1
Services transferred over time	127.1	118.7	34.4	13.8	5.2	—	299.2
	$860.8	$856.5	$146.0	$62.8	$34.1	$0.1	$1,960.3

Contract liabilities as of June 30, 2023 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at December 31, 2022	Cash Additions	Revenue Recognized	Balance at June 30, 2023
Liquidity provider sliding scale (1)	$—	$7.2	$(3.6)	$3.6
Other, net	11.7	13.3	(14.2)	10.8
Total deferred revenue	$11.7	$20.5	$(17.8)	$14.4
(1)	Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

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

Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company expensed $0.7 million of acquisition-related costs during the three months ended June 30, 2023, all of which related to professional fees and other expenses. The Company expensed $14.3 million of acquisition-related costs during the three months ended June 30, 2022, all of which related to professional fees and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

The Company expensed $7.1 million of acquisition-related costs during the six months ended June 30, 2023, all of which related to professional fees and other expenses. The Company expensed $16.3 million of acquisition-related costs during the six months ended June 30, 2022, all of which related to professional fees and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

4.   INVESTMENTS

As of June 30, 2023 and December 31, 2022, the Company’s investments were comprised of the following (in millions):

	June 30,	December 31,
	2023	2022
Equity method investments:
Investment in 7Ridge Investments 3 LP	$240.4	$215.4
Total equity method investments	240.4	215.4

Other equity investments:
Investment in Eris Innovations Holdings, LLC	20.0	20.0
Investment in Globacap Technology Limited	16.0	—
Investment in CSD Br	5.9	5.9
Investment in Coin Metrics Inc.	5.0	5.0
Investment in Cboe Vest Financial Group, Inc.	2.9	2.9
Investment in Effective Investing Limited	1.8	1.8
Investment in OCC	0.3	0.3
Other equity investments	1.9	1.9
Total other equity investments	53.8	37.8

Total investments	$294.2	$253.2

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

The Company’s interest in the 7Ridge Fund is equal to the carrying value of the investment as of June 30, 2023, or $240.4 million, which includes periodic capital contributions to the 7Ridge Fund, as well as the Company’s share of 7Ridge Fund’s profit or loss, including gains or losses arising from the fair value measurement of the investment held by the 7Ridge Fund, booked against the investment account. The carrying value of the investment is included in investments within the condensed consolidated balance sheets. The Company’s maximum loss exposure, in the unlikely event that all of the VIE’s assets become worthless, is limited to the carrying value of Company’s investment.

Other Equity Investments

The carrying value of other equity investments is included in investments in the condensed consolidated balance sheets. The Company accounts for these investments using the measurement alternative given the absence of readily determinable fair values for the respective investments and due to the Company’s inability to exercise significant influence over the investments based upon the respective ownership interests held. As of June 30, 2023, other equity investments primarily consist of minority investments in Eris Innovations Holdings, LLC, CSD Br, Coin Metrics Inc., Cboe Vest Financial Group, Inc, Effective Investing Limited, Globacap Technology Limited, and a 20% investment in OCC.

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2023 and December 31, 2022 (in millions):

	June 30,	December 31,
	2023	2022
Construction in progress	$2.1	$7.7
Building	68.8	68.8
Furniture and equipment	314.8	291.3
Total property and equipment	385.7	367.8
Less accumulated depreciation	(269.9)	(259.6)
Property and equipment, net	$115.8	$108.2

Depreciation expense using the straight-line method was $8.4 million and $8.6 million for the three months ended June 30, 2023 and 2022, respectively, and $16.9 million and $17.2 million for the six months ended June 30, 2023 and 2022, respectively.

As a result of the Merger, there was a reduction in employee workspace needed in Chicago, which led to the decision to market for sale the former headquarters location. The Company classified the associated land, building, and certain furniture and equipment of the former headquarters location as held for sale, performed an impairment assessment, and ceased depreciation effective May 1, 2019, as the Company anticipated selling the property held for sale in less than twelve months. However, due to the time elapsed since active marketing for sale of the building commenced, the Company reclassified the property to held and used, effective May 1, 2021, and the building was once again subject to depreciation. As of June 30, 2023, the Company had no indicators that the property's classification or carrying value needs to be updated. The property is subject to depreciation as of June 30, 2023. The total value of the property classified as property held and used was $8.9 million, which includes $2.3 million of land and $6.6 million of property and equipment, net on the condensed consolidated balance sheet as of June 30, 2023.

6. CREDIT LOSSES

Current expected credit losses are estimated for accounts receivable and certain notes receivable.

Accounts receivable represent amounts due from the Company’s member firms. The allowance for accounts receivable credit losses is calculated using an aging schedule.

The allowance for notes receivable credit losses is associated with notes receivable included within other assets, net on the condensed consolidated balance sheets and relates to promissory notes paid to Consolidated Audit Trail, LLC to fund the implementation and operation of the consolidated audit trail (“CAT”). CAT involves the creation of an audit trail that is required by SEA Rule 613, and it strives to enhance regulators’ ability to monitor trading activity in the U.S. markets through a phased implementation. Consolidated Audit Trail, LLC is a national market system plan that was created by self-regulatory organizations that include the Company, the other U.S. national securities exchanges, and FINRA (who collectively are referred to as the “Plan Participants”) to implement and operate the CAT. The funding of the CAT’s implementation and operations is ultimately expected to be provided by Plan Participants and by broker-dealers (who are referred to as “Industry Members”). However, until a funding model is established, the funding to date has solely been provided by the Plan Participants in exchange for promissory notes. Until the SEC approves a funding model that shares the cost of the CAT between the Plan Participants and Industry Members, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT. A portion of the promissory notes is expected to be repaid to the Plan Participants by Consolidated Audit Trail, LLC once proposed plan amendments and related fee filings associated with a funding model are effective and associated Industry Members fees are collected by the Consolidated Audit Trail, LLC pursuant to the CAT funding model. In addition to assessing these CAT fees to Industry Members to cover a portion of the CAT historical costs funded to date by the Plan Participants’ promissory notes, the proposed CAT funding model also provides a framework for ongoing costs to be funded by Consolidated Audit Trail, LLC assessing CAT fees to both Plan Participants and Industry Members. Once these ongoing CAT fees become effective through fee filings submitted by the Plan Participants, it is anticipated there will no longer be any promissory notes provided by the Plan Participants to Consolidated Audit Trail, LLC.

Until the fees for historical CAT costs that are associated with the promissory notes are collected from Industry Members and remitted by Consolidated Audit Trail, LLC to the Plan Participants, the Plan Participants may continue to incur additional significant costs, including additional promissory notes to fund CAT. The allowance for notes receivable credit losses associated with the CAT is calculated using a methodology that is primarily based on various potential outcomes under the proposed funding models pending with the SEC.

The following represents the changes in allowance for credit losses during the six months ended June 30, 2023 (in millions):

	Balance at December 31, 2022	Current period provision for expected credit losses	Write-offs charged against the allowance	Recoveries collected	Balance at June 30, 2023
Allowance for notes receivable credit losses	$30.1	$—	$—	$—	$30.1
Allowance for accounts receivable credit losses	2.2	1.3	—	—	3.5
Total allowance for credit losses	$32.3	$1.3	$—	$—	$33.6

7.   OTHER ASSETS, NET

Other assets, net consisted of the following as of June 30, 2023 and December 31, 2022 (in millions):

	June 30,	December 31,
	2023	2022
Software development work in progress	$6.3	$8.9
Data processing software	115.8	124.2
Less accumulated depreciation and amortization	(83.5)	(78.8)
Data processing software, net	38.6	54.3
Other assets (1)	142.5	127.6
Other assets, net	$181.1	$181.9

(1) At June 30, 2023 and December 31, 2022, the majority of the balance included notes receivable, net of allowance, a contra-revenue asset, and long-term prepaid assets. As of June 30, 2023 and December 31, 2022, the notes receivable, net balance was $122.0 million and $102.9 million, respectively. See Note 6 (“Credit Losses”) for more information on the notes receivable included within other assets, net on the condensed consolidated balance sheets. See Note 17 (“Stock-Based Compensation”) for more information on the contra-revenue asset related to the issuance of Cboe Digital Restricted Common Units and Warrants included within other assets, net on the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the contra-revenue asset balance was $17.8 million and $19.9 million, respectively.

Amortization expense related to data processing software was $2.1 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, and $4.1 million and $3.5 million for the six months ended June 30, 2023 and 2022, respectively.

8.   GOODWILL, INTANGIBLE ASSETS, NET, AND DIGITAL ASSETS HELD

The following table presents the details of goodwill by segment (in millions):

		North American	Europe and
	Options	Equities	Asia Pacific	Global FX	Digital	Total
Balance as of December 31, 2022	$305.8	$2,000.8	$549.0	$267.2	$—	$3,122.8
Changes in foreign currency exchange rates	—	3.6	12.0	—	—	15.6
Balance as of June 30, 2023	$305.8	$2,004.4	$561.0	$267.2	$—	$3,138.4

Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, and Global FX. No goodwill has been allocated to Futures. See below for further details on Cboe Digital’s goodwill. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.

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

As a result of the finalization of the net working capital calculation associated with the acquisition of Cboe Digital during the quarter ended September 30, 2022, the Company recorded additional goodwill of $0.8 million. Subsequently, the Company concluded that the indicators of impairment outlined in the previous paragraph continued to be relevant and recorded an additional goodwill impairment charge of $0.8 million in the condensed consolidated statements of income for the three months ended September 30, 2022. The Company determined there were no further impairment indicators for the six months ended June 30, 2023.

The following table presents the details of the intangible assets by segment (in millions):

		North American	Europe and
	Options	Equities	Asia Pacific	Global FX	Digital	Total
Balance as of December 31, 2022	$146.1	$992.8	$359.9	$72.8	$91.2	$1,662.8
Dispositions	—	—	—	—	(0.8)	(0.8)
Amortization	(6.1)	(30.2)	(11.9)	(8.5)	(3.5)	(60.2)
Changes in foreign currency exchange rates	—	2.1	10.5	—	—	12.6
Balance as of June 30, 2023	$140.0	$964.7	$358.5	$64.3	$86.9	$1,614.4

For the three months ended June 30, 2023 and 2022, amortization expense was $29.3 million and $29.8 million, respectively. For the six months ended June 30, 2023 and 2022, amortization expense was $60.2 million and $60.4 million, respectively. The estimated future amortization expense is $56.3 million for the remainder of 2023, $93.2 million for 2024, $76.7 million for 2025, $69.4 million for 2026, and $62.6 million for 2027.

The following tables present the categories of intangible assets by segment as of June 30, 2023 and December 31, 2022 (in millions, except as stated):

	June 30, 2023					Weighted
		North	Europe			Average
		American	and Asia			Amortization
	Options	Equities	Pacific	Global FX	Digital	Period (in years)
Trading registrations and licenses	$95.5	$606.0	$207.7	$—	$25.0	Indefinite
Customer relationships	46.6	414.0	213.5	140.0	—	16
Market data customer relationships	53.6	322.0	61.1	64.4	—	9
Technology	28.1	57.0	33.9	22.5	70.0	7
Trademarks and tradenames	12.9	8.2	2.4	1.2	—	7
Digital assets held	—	—	—	—	0.1	Indefinite
Accumulated amortization	(96.7)	(442.5)	(160.1)	(163.8)	(8.2)
	$140.0	$964.7	$358.5	$64.3	$86.9

	December 31, 2022					Weighted
		North	Europe			Average
		American	and Asia			Amortization
	Options	Equities	Pacific	Global FX	Digital	Period (in years)
Trading registrations and licenses	$95.5	$605.3	$199.5	$—	$25.0	Indefinite
Customer relationships	46.6	412.8	208.9	140.0	—	16
Market data customer relationships	53.6	322.0	58.4	64.4	—	9
Technology	28.1	56.4	32.8	22.5	70.0	8
Trademarks and tradenames	12.9	8.2	2.3	1.2	—	7
Digital assets held	—	—	—	—	0.9	Indefinite
Accumulated amortization	(90.6)	(411.9)	(142.0)	(155.3)	(4.7)
	$146.1	$992.8	$359.9	$72.8	$91.2

Cboe Digital holds customer digital assets in customer accounts, referred to as wallets, either through a licensed trust company third-party custodian or in separate and distinct wallets managed by Cboe Digital. Cboe Digital, together with its third-party custodian, secures customers’ digital assets and protecting them from loss or theft. Customer digital assets are held in omnibus wallets for the benefit of customers of Cboe Digital and Cboe Digital maintains the records of the amount and type of digital asset owned by each of its customers in omnibus wallets. The amount of customer digital assets held by Cboe Digital is reflected within digital assets – safeguarded assets and digital assets – safeguarded liabilities in the condensed consolidated balance sheets. In addition, Cboe Digital maintains an immaterial amount of its own digital assets to facilitate customer trading.

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of June 30, 2023 and December 31, 2022 (in millions):

	June 30,	December 31,
	2023	2022
Compensation and benefit-related liabilities	$49.8	$90.2
Royalties	38.7	33.3
Accrued liabilities	61.5	69.4
Current operating lease liabilities	16.9	18.3
Rebates payable	80.3	75.2
Marketing fee payable	17.6	15.9
Current unrecognized tax benefits	93.5	90.4
Accounts payable	33.1	27.5
Total accounts payable and accrued liabilities	$391.4	$420.2

10.  DEBT

The Company’s debt consisted of the following as of June 30, 2023 and December 31, 2022 (in millions):

	June 30,	December 31,
	2023	2022
Term Loan Agreement due December 2023, floating rate	$164.9	$304.7
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	647.6	647.3
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	494.4	494.0
$300 million fixed rate Senior Notes due March 2032, stated rate of 3.000%	296.2	296.0
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Total debt	$1,603.1	$1,742.0

On May 12, 2023 and June 21, 2023, the Company repaid $65 million and $75 million respectively, of outstanding indebtedness under the Term Loan Agreement.

Term Loan Agreement

On March 22, 2018, the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”). The Term Loan Agreement matures on December 15, 2023 and initially provided for a senior unsecured term loan facility in an aggregate principal amount of $300 million, which amount was later increased to allow for an additional draw of $110 million on June 25, 2021 in order to fund a portion of the acquisition of Cboe Asia Pacific (formerly Chi-X Asia Pacific Holdings Limited) and was increased on March 29, 2022 to allow for additional delayed draws of $190 million on April 29, 2022 to fund a portion of the Cboe Digital (formerly ErisX) acquisition, and $175 million on May 31, 2022 to fund a portion of the Cboe Canada (formerly NEO) acquisition. On each of August 25, 2022 and September 22, 2022, the Company repaid $50 million, respectively, of outstanding indebtedness under the Term Loan Agreement, and on each of November 1, 2022, December 1, 2022, and December 27, 2022, the Company repaid $40 million, $50 million, and $30 million, respectively, of outstanding indebtedness under the Term Loan Agreement totaling $220 million repaid during the year ended December 31, 2022. On May 12, 2023 and June 21, 2023, the Company repaid $65 million and $75 million respectively, of outstanding indebtedness under the Term Loan Agreement totaling $140 million repaid for the six months ended June 30, 2023.

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

The Term Loan Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default, including cross-defaults from the Company’s other indebtedness, and indemnification provisions in favor of the lenders thereunder. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Term Loan Agreement, be increased to 4.25 to 1.00 or 4.00 to 1.00 (from 3.50 to 1.00) for four consecutive fiscal quarters following certain acquisitions, provided this increase may be made only once and at the time it exercises such financial covenant step-up, the Company shall be exercising a like step-up under its revolving credit facility. At June 30, 2023, the Company was in compliance with these covenants and did not exercise financial covenant step-up.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At June 30, 2023, the Company was in compliance with these covenants.

Revolving Credit Agreement

On February 25, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which amended and restated the prior revolving credit agreement.

The Revolving Credit Agreement provides for a senior unsecured $400 million three-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $200 million, for a total of $600 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of June 30, 2023, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of June 30, 2023, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at June 30, 2023, $400 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on February 25, 2027, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.25 to 1.00 on one occasion and 4.00 to 1.00 on another occasion, in each case, for four consecutive fiscal quarters; provided that, prior to the exercise of the second such financial covenant step-up, the maximum consolidated leverage ratio shall have returned to a level of 3.50 to 1.00 for at least two consecutive fiscal quarters. At June 30, 2023, the Company was in compliance with these covenants and did not exercise financial covenant step-up.

Cboe Clear Europe Credit Facility

On July 1, 2020, EuroCCP (subsequently rebranded to Cboe Clear Europe), as borrower, the Company, as guarantor, entered into a Facility Agreement (as subsequently amended and restated, the “Facility” or “Cboe Clear Europe Credit Facility”) with Bank of America Merrill Lynch International Designated Activity Company, as co-ordinator, facility agent, lender, sole lead arranger and sole bookrunner, Citibank N.A., as security agent, and certain other lenders named therein. The Facility was amended and restated, on July 1, 2021, June 30, 2022, and June 29, 2023, as described below.

The Facility provides for a €1.25 billion committed syndicated multicurrency revolving and swingline credit facility (i) that is available to be drawn by Cboe Clear Europe towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through Cboe Clear Europe’s clearing system and (b) financing any other liability or liquidity requirement that Cboe Clear Europe incurred in the operation of its clearing system and (ii) under which the scheduled interest and fees on borrowings (but not the principal amount of any borrowings) are guaranteed by the Company. Subject to certain conditions, Cboe Clear Europe is able to increase the commitments under the Facility by up to €500 million, to a total of €1.75 billion.

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

Borrowings under the Facility’s revolving loans and non-U.S. dollar swingline loans bear interest at the relevant floating base rate plus a margin of 1.60 percent per annum and (subject to certain conditions) borrowings under the Facility’s U.S. dollar swingline loans bear interest as the higher of the relevant agent’s prime commercial lending rate for

U.S. dollars and 0.5 percent per annum over the federal funds effective rate. A commitment fee of 0.275 percent per annum is payable on the unused and uncalled amount of the Facility during the availability period.

Subject to certain conditions stated in the Facility, Cboe Clear Europe may borrow, prepay and reborrow amounts under the Facility at any time during the term of the Facility. The Facility will terminate and all amounts owing thereunder will be due and payable on June 28, 2024, unless the commitments are terminated earlier, either at the request of Cboe Clear Europe or, if an event of default occurs, by the Lenders (or automatically in the case of certain bankruptcy-related events).

The Facility contains customary representations, warranties and covenants for facilities of its type, including events of default of the Company and Cboe Clear Europe and indemnification provisions in favor of the Lenders. In particular, the covenants include restrictions regarding the incurrence of liens by Cboe Clear Europe and its subsidiaries, and an event of default will be triggered if Cboe Clear Europe ceases its business, subject to certain exceptions in each case. There is also a requirement for the net worth of (a) the Company to be no less than $1.75 billion on the date of each drawdown and delivery of compliance certificates and (b) Cboe Clear Europe to be the higher of €30 million and any such amount required for Cboe Clear Europe to meet minimum liquidity regulations under applicable regulation at all times.

As of June 30, 2023, no borrowings were outstanding under the Facility. Accordingly, at June 30, 2023, €1.25 billion of borrowing capacity was available for the purposes permitted by the Facility. At June 30, 2023, the Company and Cboe Clear Europe were in compliance with applicable covenants.

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

Loan and Notes Payments and Contractual Interest

The future expected loan repayments related to the Term Loan Agreement and the Senior Notes as of June 30, 2023 are as follows (in millions):

Remainder of 2023	$165.0
2024	—
2025	—
2026	—
2027	650.0
Thereafter	800.0
Principal amounts repayable	1,615.0
Debt issuance costs	(6.4)
Unamortized discounts on notes	(5.5)
Total debt outstanding	$1,603.1

Interest expense recognized on the Term Loan Agreement, the Senior Notes, and the Revolving Credit Agreement is included in interest expense, net in the condensed consolidated statements of income. The Company is also obligated to pay commitment fees under the terms of the Revolving Credit Agreement, Term Loan Agreement and Facility, which are also included in interest expense, net.

Interest expense, net recognized in the condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Components of interest expense:
Contractual interest	$16.1	$14.4	$32.5	$25.6
Amortization of debt discount and issuance costs	0.6	0.7	1.3	1.2
Interest expense	$16.7	$15.1	$33.8	$26.8
Interest income	(2.8)	(0.5)	(4.8)	(1.4)
Interest expense, net	$13.9	$14.6	$29.0	$25.4

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS, NET

The following represents the changes in accumulated other comprehensive loss, net by component (in millions):

	Foreign			Total Accumulated
	Currency	Unrealized		Other
	Translation	Investment	Post-Retirement	Comprehensive
	Adjustment	Loss	Benefits	(Loss) Income, Net
Balance at December 31, 2022	$(30.2)	$(0.9)	$0.1	$(31.0)
Other comprehensive income (loss)	30.4	(1.7)	(0.1)	28.6
Balance at June 30, 2023	$0.2	$(2.6)	$—	$(2.4)

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

Cboe Clear Europe only assumes the guarantor role if it has an equal and offsetting claim against a clearing participant. For the period ended June 30, 2023, there have been no events of default for which a liability is required to be recognized in accordance with GAAP.

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

The following tables present the Company’s total clearing participant deposits as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$594.9	$398.0	$992.9
Clearing funds	104.7	42.8	147.5
Interoperability funds (1)	439.2	261.6	700.8
Total	$1,138.8	$702.4	$1,841.2

	December 31, 2022
	Cash Contributions	Non-Cash Contributions (1)	Total Contributions
Margin deposits	$426.9	$338.2	$765.1
Clearing funds	103.4	38.6	142.0
Interoperability funds (1)	376.0	89.3	465.3
Total	$906.3	$466.1	$1,372.4

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

Default and Liquidity Waterfalls

The default waterfall is the priority order in which the capital resources are expected to be utilized in the event of a default where the defaulting clearing participant’s collateral would not be sufficient to cover the cost to liquidate its portfolio. If a default occurs and the defaulting clearing participant’s collateral, including margin deposits and clearing fund deposits, are depleted, then additional capital is utilized in the following order:

●	Cboe Clear Europe dedicated own resources: The Cboe Clear Europe default waterfall first utilizes its dedicated own resources in two forms and totalling 35% of Cboe Clear Europe capital requirements; the ‘first skin in the game’, equal to 25% of Cboe Clear Europe capital requirements before the use of clearing fund contributions described below and the ‘second skin in the game’, an amount between 10-25% of capital requirements as discussed in Note 16 (“Regulatory Capital”).
●	Clearing fund: Second, the Cboe Clear Europe default waterfall utilizes traditional CCP risk mutualization, in the event that default losses fully exhaust Cboe Clear Europe’s dedicated own resources amount, whereby contributions applicable to a particular product class are applied first to any loss attributable to that product class.
●	Pro rata contributions: Third, if the default losses caused cannot be covered by the first two layers, the non-defaulting clearing participants shall on demand make additional payments to Cboe Clear Europe on a pro rata basis in proportion to the amount of their clearing fund contributions to cover any such remaining losses, which is limited to an amount equal to twice their clearing fund contribution as established under Cboe Clear Europe’s rules and regulations. In this scenario, contributions applicable to a particular product class are first applied to any losses attributable to that product class.

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

Cboe Clear Digital

Cboe Clear Digital is a digital asset and digital asset derivatives clearinghouse and central counterparty that provides clearing and settlement of digital asset trades. Cboe Clear Digital is registered as a Derivatives Clearing Organization (“DCO”) regulated by the U.S. Commodity Futures Trading Commission (“CFTC”) and is registered with the U.S. Treasury Financial Crimes Enforcement Network (“FinCEN”) as a money services business (“MSB”). Cboe Clear Digital conducts MSB services in 50 U.S. jurisdictions authorized by license or not subject to licensing. Cboe Clear Digital performs a guarantee function whereby Cboe Clear Digital helps to ensure that the obligations of the transactions it clears are fulfilled. Cboe Clear Digital attempts to mitigate this risk by performing internal compliance and due diligence procedures as well as implementing internal risk controls. Cboe Clear Digital 's due diligence procedures include review of the personal and corporate information, financial position of the member participant, and monitoring of Cboe Clear Digital's risk exposure thresholds. As of June 30, 2023, Cboe Clear Digital does not expect a material loss concerning credit risk on any member participant. In accordance with the SEC issued Staff Accounting Bulletin 121 (“SAB 121”), the Company includes customer cash deposits on the condensed consolidated balance sheets in margin deposits and clearing funds and includes customer digital assets on the condensed consolidated balance sheets in digital assets – safeguarded assets, with a corresponding offset in digital assets – safeguarded liabilities.

The table below presents the Company’s cash deposits and safeguarded digital assets held on behalf of its customers for the purposes of supporting clearing transactions as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023	December 31, 2022
Customer bank deposits	$19.2	$12.7
Digital assets - safeguarded assets	54.9	22.9
Total	$74.1	$35.6

The following table depicts the Company’s valuation of digital assets – safeguarded assets and safeguarded liabilities as of June 30, 2023:

Digital Asset	Number of Units	Valuation per Unit	Fair Value (in millions)
Bitcoin ("BTC")	1,063	$30,390	$32.3
Ethereum ("ETH")	8,733	1,927	16.8
Litecoin ("LTC")	22,811	107	2.5
Bitcoin Cash ("BCH")	8,130	301	2.4
USD Coin ("USDC")	860,955	1	0.9
Total			$54.9

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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$71.0	$71.0	$—	$—
Marketable securities (1):
Mutual funds	14.2	14.2	—	—
Money market funds	18.5	18.5	—	—
Digital assets - safeguarded assets	54.9	54.9	—	—
Total assets	$158.6	$158.6	$—	$—
Liabilities:
Contingent consideration liabilities	$29.1	$—	$—	$29.1
Digital assets - safeguarded liabilities	54.9	54.9	—	—
Cboe Digital restricted common units liability (2)	15.6	—	—	15.6
Cboe Digital warrant liability (2)	5.9	—	—	5.9
Total liabilities	$105.5	$54.9	$—	$50.6

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$64.2	$64.2	$—	$—
Marketable securities (1):
Mutual funds	15.3	15.3	—	—
Money market funds	12.2	12.2	—	—
Digital assets - safeguarded assets	22.9	22.9	—	—
Total assets	$114.6	$114.6	$—	$—
Liabilities:
Contingent consideration liabilities	$39.1	$—	$—	$39.1
Digital assets - safeguarded liabilities	22.9	22.9	—	—
Cboe Digital restricted common units liability (2)	15.5	—	—	15.5
Cboe Digital warrant liability (2)	5.9	—	—	5.9
Total liabilities	$83.4	$22.9	$—	$60.5
(1)	These amounts are reflected within financial investments in the condensed consolidated balance sheets.
(2)	These amounts are reflected within other non-current liabilities in the condensed consolidated balance sheets.

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Financial Investments

Financial investments consist of highly liquid U.S. Treasury securities, and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of financial investments for the period ended June 30, 2023. See Note 15 (“Employee Benefit Plans”) for more information.

Digital Assets – Safeguarded Assets and Liabilities

Digital assets – safeguarded assets and liabilities consist of Bitcoin, Ethereum, Litecoin, Bitcoin Cash, and USD Coin. The Company has determined the principal marketplace for digital assets to be the spot market of Cboe Digital Exchange, LLC (“Cboe Digital Exchange”). The Company valued digital assets – safeguarded assets, and digital assets –

safeguarded liabilities by using the closing prices at 4:00pm Central Time on Cboe Digital Exchange’s spot market (“Cboe Digital spot market”) as of June 30, 2023. These inputs are categorized in the fair value hierarchy as Level 1 as the marketplace is considered active. See Note 12 (“Clearing Operations”) for additional details regarding digital assets held.

Contingent Consideration Liabilities

In connection with the acquisitions of Hanweck Associates, LLC (“Hanweck”), Cboe Asia Pacific, and Cboe Canada, the Company entered into contingent consideration arrangements with the sellers. The total fair value of the liabilities at June 30, 2023 was $29.1 million. That value is based on the Company’s estimate of the likelihood that certain performance targets in the respective acquisition agreements are expected to be accomplished. See Note 3 (“Acquisitions”) for more information on the adjustment to contingent consideration liabilities during the three months ended June 30, 2023. In connection with the contingent consideration arrangements, the Company paid a total of $5.3 million in contingent consideration to the sellers of Hanweck and Cboe Asia Pacific during the three months ended June 30, 2023. Because the fair value measurements relating to the contingent consideration liabilities are subject to management judgment, measurement uncertainty is inherent in the valuation of the contingent consideration liabilities as of the reporting date. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of June 30, 2023.

Cboe Digital Syndication Liabilities

On November 18, 2022, Cboe Digital Holdings Inc. (“Cboe Digital Holdings”) entered into minority interest purchase agreements with certain digital asset industry participants, pursuant to which Cboe Digital Holdings agreed to issue Restricted Common Units in Cboe Digital. Cboe Digital Holdings also entered into a Warrant Agreement to issue Common Units of Cboe Digital in the future. Certain Cboe Digital investor members paid for the Restricted Common Units through the issuance of promissory notes, which are nonrecourse in nature and are accounted for as in-substance stock options. Expense associated with the Restricted Common Units is recognized as contra-revenue ratably over a five-year period. The Company uses a Black Scholes option pricing model to estimate the fair value of the in-substance stock option created by the Restricted Common Units and promissory notes as well as the fair value of the Warrant. Contra-revenue will be recognized while the performance conditions of the Warrant remain probable in conformance with the requirements in ASC 606 – Revenue from Contracts with Customers. Further adjustments will be recognized in each reporting period until performance is complete relating to changes in the fair value of the option and Warrant liabilities in accordance with ASC 718 – Compensation – Stock Compensation. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of June 30, 2023. See Note 17 (“Stock-Based Compensation”) for more information.

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

The Company performed impairment testing during the quarter ended June 30, 2022, as there were market events that indicated it was more likely than not that Cboe Digital’s assets were impaired, resulting in the recognition of an impairment charge to goodwill related to Cboe Digital. Subsequently, the Company concluded that the indicators of impairment observed during the quarter ended June 30, 2022, continued to be relevant and recorded additional goodwill impairment in the condensed consolidated statements of income for the three months ended September 30, 2022. The Company determined there were no further impairment indicators for the period ended June 30, 2023. See Note 8 (“Goodwill, Intangible Assets, Net, and Digital Assets Held”) for more information on the impairment.

Equity investments without readily determinable fair values that are valued using the measurement alternative are measured at fair value on a non-recurring basis. No observable transactions or impairments impacted the measurements of the investments accounted for as other equity investments. See Note 4 (“Investments”) for more information.

Fair Value of Assets and Liabilities

The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$71.0	$71.0	$—	$—
Deferred compensation plan assets (1)	32.7	32.7	—	—
Digital assets - safeguarded assets	54.9	54.9	—	—
Digital assets held (2)	0.1	0.1	—	—
Total assets	$158.7	$158.7	$—	$—
Liabilities:
Contingent consideration liabilities	$29.1	$—	$—	$29.1
Deferred compensation plan liabilities (3)	32.7	32.7	—	—
Digital assets - safeguarded liabilities	54.9	54.9	—	—
Cboe Digital restricted common units liability (3)	15.6	—	—	15.6
Cboe Digital warrant liability (3)	5.9	—	—	5.9
Debt	1,432.3	—	1,432.3	—
Total liabilities	$1,570.5	$87.6	$1,432.3	$50.6

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$64.2	$64.2	$—	$—
Deferred compensation plan assets (1)	27.5	27.5	—	—
Digital assets - safeguarded assets	22.9	22.9	—	—
Digital assets held (2)	0.9	0.9	—	—
Total assets	$115.5	$115.5	$—	$—
Liabilities:
Contingent consideration liabilities	$39.1	$—	$—	$39.1
Deferred compensation plan liabilities (3)	27.5	27.5	—	—
Digital assets - safeguarded liabilities	22.9	22.9	—	—
Cboe Digital restricted common units liability (3)	15.5	—	—	15.5
Cboe Digital warrant liability (3)	5.9	—	—	5.9
Debt	1,573.9	—	1,573.9	—
Total liabilities	$1,684.8	$50.4	$1,573.9	$60.5
(1)	These amounts are reflected within financial investments in the condensed consolidated balance sheets.
(2)	These amounts are reflected within intangible assets, net in the condensed consolidated balance sheets.
(3)	These amounts are reflected within other non-current liabilities in the condensed consolidated balance sheets.

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

At June 30, 2023 and December 31, 2022, the fair values of the Company’s debt obligations were as follows (in millions):

	Fair Value
	June 30, 2023	December 31, 2022
Term Loan Agreement	$160.9	$306.3
3.650% Senior Notes	620.0	623.6
1.625% Senior Notes	395.4	390.7
3.000% Senior Notes	256.0	253.3

Digital Assets Held

Digital assets held, which are included within intangible assets, net in the condensed consolidated balance sheets, are valued following a review of exchange prices for each specific digital asset throughout the period ended June 30, 2023. The Company will impair to the lowest observable value during the period for each digital asset type in accordance with Cboe Digital’s policy, which states that the Company values digital assets held by using the closing prices at 4:00pm Central Time on Cboe Digital Exchange’s spot market, which the Company determined is the principal marketplace for digital assets. As part of Cboe Digital’s pricing policy, the closing price on Cboe Digital’s spot market is compared to three other exchanges (Coinbase, Bitstamp, and Kraken) and the CoinDesk Price Index to assess for reasonableness. These inputs are categorized in the fair value hierarchy as Level 1 as the marketplace is considered active.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three and six months ended June 30, 2023 (in millions):

	Level 3 Financial Liabilities for the Three Months Ended June 30, 2023
	Balance at	Realized (Gains)				Foreign	Balance at
	Beginning of	Losses during				Currency	End of
	Period	Period	Adjustments	Additions	Settlements	Translation	Period
Liabilities:
Contingent consideration liabilities	$34.2	$—	$—	$—	$(5.3)	$0.2	$29.1
Cboe Digital restricted common units liability	15.6	—	—	—	—	—	15.6
Cboe Digital warrant liability	5.9	—	—	—	—	—	5.9
Total liabilities	$55.7	$—	$—	$—	$(5.3)	$0.2	$50.6

	Level 3 Financial Liabilities for the Six Months Ended June 30, 2023
	Balance at	Realized (Gains)				Foreign	Balance at
	Beginning of	Losses during				Currency	End of
	Period	Period	Adjustments	Additions	Settlements	Translation	Period
Liabilities:
Contingent consideration liabilities	$39.1	$—	$—	$—	$(10.2)	$0.2	$29.1
Cboe Digital restricted common units liability	15.5	—	0.1	—	—	—	15.6
Cboe Digital warrant liability	5.9	—	—	—	—	—	5.9
Total liabilities	$60.5	$—	$0.1	$—	$(10.2)	$0.2	$50.6

14.  SEGMENT REPORTING

The Company operated five reportable business segments prior to the quarter ended June 30, 2022. As a result of the Cboe Digital acquisition, as of the quarter ended June 30, 2022, the Company operates six reportable segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital which is reflective of how the Company's chief operating decision-maker reviews and operates the business, as discussed in Note 1 (“Organization and

Basis of Presentation”). Segment performance is primarily evaluated based on operating income (loss). The Company’s chief operating decision-maker does not use segment-level assets or income and expenses below operating income (loss) as key performance metrics; therefore, such information is not presented below. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

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

Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX fully electronic trading platform, non-deliverable forward FX transactions (“NDFs”) offered for execution on Cboe SEF and Cboe Swiss, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. The segment includes transaction services for U.S. government securities executed on the Cboe Fixed Income fully electronic trading platform.

Digital. The Digital segment includes Cboe Digital, an operator of a U.S. based digital asset spot market and a regulated futures exchange, and Cboe Clear Digital, a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services.

Summarized financial data of reportable segments was as follows (in millions):

		North	Europe				Corporate
		American	and Asia				Items and
	Options	Equities	Pacific	Futures	Global FX	Digital	Eliminations	Total
Three Months Ended June 30, 2023
Revenues	$471.5	$320.6	$68.3	$30.0	$18.2	$(0.8)	$—	$907.8
Operating income (loss)	203.7	22.8	5.5	18.4	5.0	(11.0)	0.4	244.8
Three Months Ended June 30, 2022
Revenues	$438.2	$432.8	$67.4	$30.5	$16.8	$0.1	$—	$985.8
Operating income (loss)	178.1	32.6	10.7	15.3	2.7	(473.6)	(3.2)	(237.4)

		North	Europe				Corporate
		American	and Asia				Items and
	Options	Equities	Pacific	Futures	Global FX	Digital	Eliminations	Total
Six Months Ended June 30, 2023
Revenues	$957.6	$700.4	$140.6	$62.1	$37.0	$(1.7)	$—	$1,896.0
Operating income (loss)	404.7	51.2	16.8	39.3	9.7	(22.4)	(6.6)	492.7
Six Months Ended June 30, 2022
Revenues	$860.8	$856.5	$146.0	$62.8	$34.1	$0.1	$—	$1,960.3
Operating income (loss)	340.8	71.2	31.6	32.3	5.1	(473.6)	(5.1)	2.3

Geographical Information

The following represents our revenues less cost of revenues based on jurisdiction (in millions):

	United States	Non-U.S.	Total
Revenues less cost of revenues:
Three months ended June 30, 2023	$408.0	$59.1	$467.1
Three months ended June 30, 2022	368.5	55.6	424.1

	United States	Non-U.S.	Total
Revenues less cost of revenues:
Six months ended June 30, 2023	$819.6	$118.9	$938.5
Six months ended June 30, 2022	723.8	118.4	842.2

15.  EMPLOYEE BENEFIT PLANS

Eligible U.S. employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan, Executive Retirement Plan and Deferred Compensation Plan. Effective January 1, 2017, the Executive Retirement Plan is closed to new executive officers and employees. Each plan is a defined contribution plan that is non-qualified under the Internal Revenue Code. The Deferred Compensation Plan assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $32.7 million and $27.5 million at June 30, 2023, and December 31, 2022, respectively. Although the value of the plan is recorded in financial investments on the condensed consolidated balance sheets, there is an equal and offsetting liability in other non-current liabilities. The investment results of the Deferred Compensation Plan has no impact on net income as the investment results are recorded in equal amounts to both other income (expense), net and compensation and benefits expense in the condensed consolidated statements of income. The Company contributed $4.1 million and $2.8 million to the defined contribution plans for the three months ended June 30, 2023, and 2022, respectively, and $7.7 million and $6.1 million to the defined contribution plans for the six months ended June 30, 2023 and 2022, respectively.

Eligible employees outside of the U.S., which includes employees of Cboe Europe, Cboe NL, Cboe Clear Europe, MATCHNow, BIDS, Cboe Asia Pacific, and Cboe Canada are eligible to participate in various employee-selected stakeholder contribution plans or plans covered by local jurisdictions or by applicable laws. The Company’s contribution amounted to $1.0 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $2.2 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

Effective January 1, 2023, Directors may contribute a percentage of their cash and equity compensation to cash and equity deferred compensation plans that are maintained by the Company and defer income taxes thereon.

16.  REGULATORY CAPITAL

As broker-dealers registered with the SEC, Cboe Trading, BIDS Trading, and Cboe Fixed Income are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading, BIDS Trading, and Cboe Fixed Income compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of June 30, 2023, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. As a broker dealer in its first 12 months of operations, Cboe Fixed Income was required to maintain net capital equal to the greater of 12.5% of aggregate indebtedness items, as defined, or $5.0 thousand.

As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at June 30, 2023, or the summation of the credit risk, market risk and fixed overheads requirements, as defined.

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

CIRO sets and monitors regulatory capital requirements for MATCHNow to protect its clients and counterparties. MATCHNow is required to maintain a prescribed minimum level of risk adjusted capital in accordance with such requirements as CIRO may from time to time prescribe.

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

The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of June 30, 2023 (in millions):

			Minimum
Subsidiary	Regulatory Authority	Actual	Requirement
Cboe Trading	FINRA/SEC	$10.5	$1.3
BIDS Trading	FINRA/SEC	5.5	0.9
Cboe Fixed Income	FINRA/SEC	2.9	0.1
Cboe Europe	FCA	43.5	29.2
Cboe Chi-X Europe	FCA	0.3	0.1
Cboe NL	Dutch Authority for Financial Markets	15.3	5.9
Cboe Clear Europe	DNB	74.2	47.7
MATCHNow	CIRO	5.9	0.2
CFE	CFTC	59.8	44.3
Cboe SEF	CFTC	2.7	0.7
Cboe Digital Exchange	CFTC	29.3	5.1
Cboe Clear Digital	CFTC	26.2	5.5
Cboe Australia	ASIC	9.6	4.0
Cboe Japan	JFSA	11.4	3.4

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

Stock-based compensation expense relating to employee awards is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income. The Company recognized stock-based compensation expense of $9.1 million and $7.0 million for the three months ended June 30, 2023 and 2022, respectively and $26.0 million and $16.1 million for the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense relating to director awards is included in professional fees and outside services in the condensed consolidated statements of income and stock-based compensation expense relating to awards granted to investor members of Cboe Digital are recorded as contra-revenue in the condensed consolidated statements of income.

The activity in the Company’s restricted stock, consisting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the six months ended June 30, 2023 was as follows:

RSAs and RSUs

The following table summarizes RSA and RSU activity during the six months ended June 30, 2023:

		Weighted
	Number of	average grant
	Shares	date fair value
Nonvested stock at December 31, 2022	556,062	$112.07
Granted	333,457	126.12
Vested	(225,147)	108.07
Forfeited	(7,496)	117.66
Nonvested stock at June 30, 2023	656,876	$120.51

RSUs entitle the holder to one share of common stock upon vesting with the exception of certain jurisdictions where the RSUs are settled in cash, typically vest over a three-year period, and vesting accelerates upon death, disability, or the occurrence of a qualified termination following a change in control. Vesting will also accelerate upon a qualified retirement where applicable and permitted. Where applicable and permitted, qualified retirement eligibility occurs once achieving 55 years of age and 10 years of service. Unvested RSUs will be forfeited if the officer, or employee leaves the Company prior to the applicable vesting date, except in limited circumstances.

RSUs granted to non-employee members of the Board of Directors have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the RSUs will be forfeited if the director leaves the Board of Directors prior to the applicable vesting date.

The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

There were no remaining nonvested RSAs as of June 30, 2023.

During the six months ended June 30, 2023, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 79,330 shares of common stock totaling $10.3 million as the result of the vesting of 207,359 shares of restricted stock.

PSUs

The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the six months ended June 30, 2023:

		Weighted
	Number of	average grant
	Shares	date fair value
Nonvested stock at December 31, 2022	166,702	$125.08
Granted	84,686	142.09
Vested	(55,399)	130.05
Forfeited	(3,911)	154.00
Nonvested stock at June 30, 2023	192,078	$130.56

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

In the six months ended June 30, 2023, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 21,459 shares of common stock totaling $2.7 million as the result of the vesting of 55,399 shares of performance stock.

As of June 30, 2023, there were $62.6 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 2.0 years.

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

The Company records compensation expense over the offering period related to the discount that is given to employees, which totaled $0.6 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.9 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, 585,939 shares were reserved for future issuance under the ESPP.

Cboe Digital Restricted Common Units

On November 18, 2022, Cboe Digital Holdings entered into minority interest purchase agreements with certain digital asset industry participants, pursuant to which Cboe Digital Holdings agreed to issue 185 Restricted Common Units in Cboe Digital. In addition, certain investor members and their affiliates are our customers, including trading permit holders, trading privilege holders, participants, and members. Certain Cboe Digital investor members paid for the Restricted Common Units through the issuance of promissory notes, which are nonrecourse in nature. The issuances of Restricted Common Units for nonrecourse promissory notes are accounted for as in-substance stock options. The promissory notes generally bear interest at a rate of 5% per annum and mature upon the earlier of the sale of vested Restricted Common Units, or either November 18, 2032 or November 18, 2037. One Cboe Digital investor member paid for the Restricted Common Units in exchange for cash. Certain investor members can earn additional Restricted Common Units, which are subject to the same terms and conditions as the original Restricted Common Units, if they meet certain performance-based metrics.

The following table summarizes the option activity during the six months ended June 30, 2023 (in millions, except number of units and contractual term):

		Weighted		Weighted
	Number of	average exercise	Aggregate	average remaining
	Units	price	intrinsic value	contractual term
Nonvested units at December 31, 2022	185	$0.3	$—	6 years
Granted	—	—	—
Vested	—	—	—
Outstanding and exercisable June 30, 2023	185	$0.3	$—	5 years

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

The cost associated with the options will be recognized as contra-revenue, net of actual forfeitures and based on the continued probability of the satisfaction of performance conditions ratably over the vesting period. At December 31, 2022, $14.0 million of contra-revenue related to the options grants was included in other assets, net within the condensed consolidated balance sheets. At March 31, 2023 the contra-revenue balance included in other assets, net within the condensed consolidated balance sheets included a $0.1 million adjustment to the Restricted Common Units contra-revenue asset as a result of the finalization of the initial grant date fair value calculation. For the three and six months ended June 30, 2023, $0.8 million and $1.6 million of contra-revenue related to the options grants was recognized, respectively. As of June 30, 2023, $12.5 million of contra-revenue related to the options grants was included in other assets, net on the condensed consolidated balance sheets, and is expected to be recognized in net revenue in the condensed consolidated statements of income over the remaining contractual term.

Changes in the fair value of the options, subsequent to the grant date, is recognized in other income (expense), net in the condensed consolidated statements of income in the period in which the fair value of the options changes. The Company uses a Black Scholes pricing model to estimate the fair value of the in-substance stock options which incorporated the following assumptions as of June 30, 2023: risk-free interest rate range (3.67 to 3.78)%, expected dividend rate (0)%, expected volatility (60-65)%, and expected term of 4.5 to 6.5 years. For the six months ended June 30, 2023, there was no change in the fair value of the options grants since the grant date.

Cboe Digital Warrants

On November 18, 2022, Cboe Digital Holdings entered into a Warrant Agreement with an investor member to acquire up to 80 Common Units of Cboe Digital, subject to certain vesting events. The investor member is a customer of Cboe Digital. The vesting of the Warrant is based upon the achievement of certain conditions relating to the service provided by the investor member over a two-year period, of which some conditions represent conditions that are not service, performance, or market conditions and, therefore, the Warrant is liability classified. As of June 30, 2023, no portion of the Warrant has vested.

The cost associated with the Warrant will be recognized as contra-revenue ratably throughout the expected life of the Warrant before exercise. For the three and six months ended June 30, 2023, $0.3 million and $0.6 million of contra-revenue related to the Warrant was recognized, respectively. As of June 30, 2023, $5.3 million of contra-revenue related to the Warrant is included in other assets, net within the condensed consolidated balance sheets and is expected to be recognized in net revenue in the condensed consolidated statements of income over the remaining life of the Warrant.

The following table summarizes the Warrant activity during the six months ended June 30, 2023 (in millions, except number of units):

		Weighted
	Number of	average exercise
	Units	price
Nonvested units at December 31, 2022	80	$0.2
Granted	—	—
Vested	—	—
Outstanding and exercisable June 30, 2023	80	$0.2

Changes in the fair value of the Warrant, subsequent to the grant date, is recognized in other income (expense), net in the condensed consolidated statements of income in the period in which the fair value of the Warrant changes. The Company uses a Black Scholes pricing model to estimate the fair value of the Warrant which incorporated the following assumptions as of June 30, 2023: risk-free interest rate (3.77)%, expected dividend rate (0)%, expected volatility (65)%, and expected term of 4.6 years. For the six months ended June 30, 2023, there was no change in the fair value of the Warrant since the grant date.

18. EQUITY

Common Stock

The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of June 30, 2023, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 107,964,872 and 105,516,820 shares were issued and outstanding, respectively. As of December 31, 2022, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 107,670,248 and 105,951,199 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.

Common Stock in Treasury, at Cost

The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are retired or they are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. When treasury shares are retired, they are removed from the common stock in treasury balance. The Company held 2,448,052 and 1,719,049 shares of common stock in treasury as of June 30, 2023 and December 31, 2022, respectively.

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

On August 16, 2022, President Biden signed into law H.R. 5376 (commonly known as the Inflation Reduction Act of 2022 or simply the “IRA”). Tax measures contained in the IRA include, among other items, a new excise tax of 1% on repurchases of stock by domestic corporations with stock traded on established securities markets. The amount on which the tax is imposed is reduced by the value of any stock issued by such corporation during the tax year and the tax generally applies to stock buy-back transactions occurring after December 31, 2022. This new tax is not expected to result in a material impact to the Company.

The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the period presented as follows:

	Three Months Ended June 30,
	2023	2022
Number of shares of common stock repurchased	61,141	147,139
Average price paid per share	$132.45	$106.12
Total purchase price (in millions)	$8.1	$15.6

Since inception of the program through June 30, 2023, the Company has repurchased 19,576,581 shares of common stock at an average cost per share of $72.03, totaling $1.4 billion.

As of June 30, 2023 and 2022, the Company had $139.8 million and $233.3 million of availability remaining under its existing share repurchase authorizations, respectively.

Purchase of Common Stock from Employees

The Company purchased 2,006 and 1,525 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $144.90 and $111.98 during the three months ended June 30, 2023, and 2022, respectively. These shares consisted of shares retained to cover payroll withholding taxes or option costs in connection with the vesting of restricted stock awards, restricted stock units, and performance share awards.

Preferred Stock

The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of June 30, 2023, and December 31, 2022, the Company had no shares of preferred stock issued or outstanding.

Dividends

During the three months ended June 30, 2023, the Company declared and paid cash dividends per share of $0.50 for an aggregate payout of $53.2 million. During the three months ended June 30, 2022, the Company declared and paid cash dividends per share of $0.48 for an aggregate payout of $51.2 million.

Each share of common stock, including RSUs and PSUs, is entitled to receive dividend and dividend equivalents, respectively, if, as and when declared by the Board of Directors of the Company. The Company’s expectation is to continue to pay dividends. The decision to pay a dividend, however, remains within the discretion of the Company’s Board of Directors and may be affected by various factors, including earnings, financial condition, capital requirements, level of indebtedness and other considerations the Board of Directors deems relevant. Future debt obligations and statutory provisions, among other things, may limit, or in some cases prohibit, the Company’s ability to pay dividends.

As a holding company, the Company’s ability to declare and continue to pay dividends in the future with respect to its common stock will also be dependent upon the ability of its subsidiaries to pay dividends to it under applicable corporate law.

19.  INCOME TAXES

The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. The effective tax rate from continuing operations was 30.6% and 28.2% for the three months ended June 30, 2023 and 2022, respectively, and 30.4% and (134.8%) for the six months ended June 30, 2023 and 2022, respectively.

The effective tax rate for the three months ended June 30, 2023 is higher than it was for the same period in 2022 primarily as a result of the impact that the prior year $460.1 million Cboe Digital goodwill impairment had on discrete items recognized during the quarter. The higher effective tax rate for the six months ended June 30, 2023 compared to the same period in 2022 is primarily due to a negative effective tax rate for the six months ended June 30, 2022, driven by the Cboe Digital goodwill impairment and the derecognition of the Company’s Section 199 tax benefits for tax years 2008 through 2016 and related interest and penalties upon the filing of an unfavorable decision by the United States Tax Court in the matter of Bats Global Markets Holdings, Inc., and Subsidiaries v. Commissioner on March 31, 2022.

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

The first case that went to trial involved certain subsidiaries related to electronic trading for tax years 2011 through 2013. The U.S. Tax Court held the trial remotely from May 24, 2021 to June 1, 2021. On March 31, 2022, the U.S. Tax Court issued its decision rejecting the Company’s basis for its Petition (the “Section 199 Opinion”). On May 26, 2022, the U.S. Tax Court entered its decision, which gave effect to the Section 199 Opinion. On August 12, 2022, the Company filed a notice of appeal with the U.S. Court of Appeals for the 10th Circuit, and briefing concluded in February 2023. Oral argument occurred on May 18, 2023. On July 12, 2023, the U.S. Court of Appeals for the 10th Circuit affirmed the decision of the U.S. Tax Court. The Company is evaluating next steps.

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

20.  EARNINGS (LOSS) PER SHARE

The computation of basic net income (loss) per common share is calculated by reducing net income (loss) for the period by dividends paid or declared and undistributed net income (loss) for the period that are allocated to participating securities to arrive at net income (loss) allocated to common stockholders. Net income (loss) allocated to common stockholders is divided by the weighted average number of common shares outstanding during the period to determine net income (loss) per share allocated to common stockholders.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2023 and 2022 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per share numerator:
Net income (loss)	$167.8	$(184.5)	$341.2	$(74.9)
Net income allocated to participating securities	(0.8)	—	(1.6)	—
Net income (loss) allocated to common stockholders	$167.0	$(184.5)	$339.6	$(74.9)
Basic earnings (loss) per share denominator:
Weighted average shares outstanding	105.7	106.3	105.8	106.5
Basic earnings (loss) per share	$1.58	$(1.74)	$3.21	$(0.70)

Diluted earnings per share numerator:
Net income (loss)	$167.8	$(184.5)	$341.2	$(74.9)
Net income allocated to participating securities	(0.8)	—	(1.6)	—
Net income (loss) allocated to common stockholders	$167.0	$(184.5)	$339.6	$(74.9)
Diluted earnings (loss) per share denominator:
Weighted average shares outstanding	105.7	106.3	105.8	106.5
Dilutive common shares issued under stock program	0.4	—	0.3	—
Total dilutive weighted average shares	106.1	106.3	106.1	106.5
Diluted earnings (loss) per share	$1.57	$(1.74)	$3.20	$(0.70)

For the three and six months ended June 30, 2023, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share. For the three and six months ended June 30, 2022, the shares of stock-based compensation that would otherwise decrease diluted loss per share of 0.1 million and 0.2 million shares, respectively, are considered to be anti-dilutive and thus are excluded from the computation of diluted loss per share.

21.  COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Legal Proceedings

As of June 30, 2023, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of June 30, 2023, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.

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

In addition, while Cboe Europe, Cboe Chi-X Europe, Cboe Clear Europe, Cboe NL, Cboe Australia, Cboe Japan, MATCHNow, and Cboe Canada have not been the subject of any litigation or regulatory investigation in the past that resulted in a material impact on the Company’s financial position, results of operations, liquidity or capital resources, there is always the possibility of such action in the future. As Cboe Europe and Cboe Chi-X Europe are domiciled in the UK, it is likely that any action would be taken in the UK courts in relation to litigation or by the FCA in relation to any regulatory enforcement action. As Cboe Clear Europe is domiciled in the Netherlands, it is likely that any action would be taken in the Dutch courts in relation to litigation or by the DNB or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. For Cboe NL, also domiciled in the Netherlands, it is likely that any actions would be taken in the Dutch courts in relation to litigation or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. As Cboe Australia is domiciled in Australia, it is likely that any action would be taken in the Australian courts in relation to litigation or by the ASIC, in relation to any regulatory enforcement action. As Cboe Japan is domiciled in Japan, it is likely that any action would be taken in the Japanese courts in relation to litigation or by the JFSA or the JSDA in relation to any regulatory enforcement action. As MATCHNow and Cboe Canada are domiciled in Canada, it is likely that any action would be taken in the Canadian courts in relation to litigation or by the OSC and/or CIRO in relation to any regulatory enforcement action.

Cboe Digital has committed to securely store all digital assets it holds on behalf of users. As such, Cboe Digital may be liable to its users for losses arising from theft or loss of user private keys. Cboe Digital has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets within its control, and (iii) it has established security around custodial private keys to minimize the risk of theft or loss. There were no loss events impacting safeguarded assets caused by the theft or loss of digital asset user private keys as of June 30, 2023. As such, the Company had not recorded a liability at June 30, 2023.

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

See also Note 19 (“Income Taxes”).

Contractual Obligations

The Company has contractual obligations related to licensing agreements with various licensors, some of which included fixed fees and/or variable fees calculated using agreed upon contracted rates and reported cleared volumes. Certain licensing agreements contain annual minimum fee requirements that total between $15.0 and $16.0 million each year for the next five years. Cboe Canada has purchase obligations primarily related to software development activities of $1.5 million in total over the next three years.

See Note 12 (“Clearing Operations”) for information on the clearinghouse exposure guarantees for Cboe Clear Europe and Cboe Clear Digital.

See Note 22 (“Leases”) for information on lease obligations.

22. LEASES

The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of June 30, 2023. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the three months ended June 30, 2023, $(0.2) million of right of use assets and lease liabilities were added related to new operating leases.

The following table presents the supplemental balance sheet information related to leases as of June 30, 2023 and December 31, 2022, respectively (in millions):

	June 30,	December 31,
	2023	2022
Operating lease right of use assets	$105.4	$111.7
Total leased assets	$105.4	$111.7

Current operating lease liabilities (1)	$16.9	$18.3
Non-current operating lease liabilities	123.5	129.3
Total leased liabilities	$140.4	$147.6
(1)	These amounts are reflected within accounts payable and accrued liabilities in the condensed consolidated balance sheets.

The following table presents operating lease costs and other information as of and for the three and six months ended June 30, 2023 and 2022, respectively (in millions, except as stated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs (1)	$8.9	$7.8	$17.5	$15.2

Lease term and discount rate information:
Weighted average remaining lease term (years)			9.9	10.3
Weighted average discount rate			3.2%	3.1%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities	$6.6	$5.5	$13.0	$10.8
Right of use assets obtained in exchange for lease liabilities	(0.2)	6.8	3.1	21.6
(1)	Includes short-term lease and variable lease costs, which are immaterial.

The maturities of the lease liabilities are as follows as of June 30, 2023 (in millions):

June 30,
2023
Remainder of 2023	$10.9
2024	18.2
2025	17.4
2026	18.1
2027	14.7
After 2027	89.0
Total lease payments (1)	$168.3
Less: Interest	(27.9)
Present value of lease liabilities	$140.4
(1)	Total lease payments include $20.4 million related to options to extend lease terms that are reasonably certain of being exercised.

23.  SUBSEQUENT EVENTS

Effective on July 27, 2023, the Company entered into an agreement to sell its former headquarters building with a tentative close date in the fourth quarter of 2023, subject to customary closing conditions.

There have been no other subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the six months ended June 30, 2023.

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

Overview

Cboe Global Markets (Cboe: CBOE), the world’s leading derivatives and securities exchange network, delivers cutting-edge trading, clearing and investment solutions to people around the world. Cboe provides trading solutions and products in multiple asset classes, including equities, derivatives, FX, and digital assets, across North America, Europe, and Asia Pacific. Above all, Cboe is committed to building a trusted, inclusive global marketplace that enables people to pursue a sustainable financial future.

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

Business Segments

The Company operated five reportable business segments prior to the quarter ended June 30, 2022. As a result of the Cboe Digital acquisition, as of the quarter ended June 30, 2022, the Company operates six reportable segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital which is reflective of how the Company's chief operating decision-maker reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). Segment performance is primarily evaluated based on operating income (loss). The Company’s chief operating decision-maker does not use segment-level assets or income and expenses below operating income (loss) as key performance metrics; therefore, such information is not presented below. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

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

Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX fully electronic trading platform, non-deliverable forward FX transactions (“NDFs”) offered for execution on Cboe SEF and Cboe Swiss, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. The segment includes transaction services for U.S. government securities executed on the Cboe Fixed Income fully electronic trading platform.

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

Components of Operating Expenses

Compensation and Benefits

Compensation and benefits represent our largest expense category and tend to be driven by our staffing requirements, financial performance, and the general dynamics of the employment market. Stock-based compensation is a non-cash expense related to employee equity awards. Stock-based compensation can vary depending on the quantity and fair value of the award on the date of grant and the related service period.

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

Professional Fees and Outside Services

Professional fees and outside services consist primarily of consulting services, which include supplemental staff activities primarily related to systems development and maintenance, legal, regulatory and audit, and tax advisory services, as well as stock-based compensation related to director awards.

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

Non-Operating (Expenses) Income

Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other (expense) income. These activities primarily include interest earned on the investing of excess cash, interest expense related to outstanding debt facilities, income and unrealized gains and losses related to investments held in a trust for the Company’s non-qualified retirement and benefit plans, realized gains and losses related to the Company’s previously held minority investments, income earned related to the Company’s minority investments, equity earnings or losses from our investments in other business ventures, impairment of the Company’s investments, investment establishment costs associated with new business ventures, and loan forgiveness provided under the SBA’s PPP. See Note 10 (“Debt”) for additional information regarding the PPP.

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

The following summarizes changes in financial performance for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. “YTD” represents the six-month periods ended June 30, 2023 and 2022, respectively:

Total Revenues (in millions)

$1,896.0
$1,960.3
YTD 2023
YTD 2022

Revenues Less Cost of Revenues (in millions)

$938.5
$842.2
YTD 2023
YTD 2022

Net Income (Loss) (in millions)

$341.2
$(74.9)
YTD 2023
YTD 2022

EBITDA(1)

$598.6
$74.6
YTD 2023
YTD 2022

EBITDA Margin(1)

63.8%
8.9%
YTD 2023
YTD 2022

Adjusted EBITDA(1)

$603.6
$555.8
YTD 2023
YTD 2022

Adjusted EBITDA Margin(1)

64.3%
66.0%
YTD 2023
YTD 2022

Basic Earnings (Loss) Per Share

$3.21
$(0.70)
YTD 2023
YTD 2022

Diluted Earnings (Loss) Per Share

$3.20
$(0.70)
YTD 2023
YTD 2022

Adjusted Diluted Earnings Per Share(1)

$3.68
$3.40
YTD 2023
YTD 2022

(1)	These are Non-GAAP figures for which reconciliations are provided below (in millions, except percentages, earnings per share, and as noted below).

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Total revenues	$907.8	$985.8	$(78.0)	(8)%	$1,896.0	$1,960.3	$(64.3)	(3)%
Total cost of revenues	440.7	561.7	(121.0)	(22)%	957.5	1,118.1	(160.6)	(14)%
Revenues less cost of revenues	467.1	424.1	43.0	10%	938.5	842.2	96.3	11%
Total operating expenses	222.3	661.5	(439.2)	(66)%	445.8	839.9	(394.1)	(47)%
Operating income (loss)	244.8	(237.4)	482.2	* %	492.7	2.3	490.4	* %
Income (loss) before income tax provision (benefit)	241.8	(256.8)	498.6	* %	490.0	(31.9)	521.9	* %
Income tax provision (benefit)	74.0	(72.3)	146.3	* %	148.8	43.0	105.8	* %
Net income (loss)	$167.8	$(184.5)	$352.3	* %	$341.2	$(74.9)	$416.1	* %
Basic earnings (loss) per share	$1.58	$(1.74)	$3.32	* %	$3.21	$(0.70)	$3.91	* %
Diluted earnings (loss) per share	1.57	(1.74)	3.31	* %	3.20	(0.70)	3.90	* %
Organic net revenue (1)	463.9	424.1	39.8	9%	930.9	842.2	88.7	11%
EBITDA (2)	294.7	(202.0)	496.7	* %	598.6	74.6	524.0	* %
EBITDA margin (3)	63.1%	(47.6)%	110.7%	*	63.8%	8.9%	54.9%	*
Adjusted EBITDA (2)	$293.3	$274.2	$19.1	7%	$603.6	$555.8	$47.8	9%
Adjusted EBITDA margin (4)	62.8%	64.7%	(1.9)%	*	64.3%	66.0%	(1.7)%	*
Adjusted earnings (5)	$188.7	$177.3	$11.4	6%	$390.4	$362.0	$28.4	8%
Adjusted earnings margin (5)	40.4%	41.8%	(1.4)%	*	41.6%	43.0%	(1.4)%	*
Diluted weighted average shares outstanding	106.1	106.3	(0.2)	(0)%	106.1	106.5	(0.4)	(0)%
Adjusted Diluted earnings per share (6)	$1.78	$1.67	$0.11	7%	$3.68	$3.40	$0.28	8%
*	Not meaningful

(1)	Organic net revenue is defined as revenues less cost of revenues excluding revenues less cost of revenues of any acquisition that has been owned for less than one year. Revenues from acquisitions that have been owned at least one year are considered organic and are no longer excluded from organic net revenue from either period for comparative purposes. Organic net revenue does not represent, and should not be considered as, an alternative to revenues less cost of revenues, or net revenue, as determined in accordance with GAAP. We have presented organic net revenue because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our operating financial performance before the effects of acquisitions. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate organic net revenue differently than we do. Organic net revenue has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)		(in millions)
Revenues less cost of revenues	$467.1	$424.1	$938.5	$842.2
Recent acquisitions:
Acquisition revenues less cost of revenues	(3.2)	—	(7.6)	—
Organic net revenue	$463.9	$424.1	$930.9	$842.2

(2)	EBITDA is defined as income or loss before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs, impairment of investment, gain on investment, investment establishment costs, impairment of goodwill, loan forgiveness, and income from investments. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income or loss as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(4)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(5)	Adjusted earnings is defined as net income or loss adjusted for amortization of purchased intangibles, acquisition-related costs, gain on investment, investment establishment costs, impairment of goodwill, loan forgiveness, income from investments, certain tax reserve changes, deferred tax re-measurements, and net income or loss allocated to participating securities, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income or loss, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(6)	Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding.

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in millions) for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,
	2023
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$202.7	$22.4	$4.9	$18.3	$4.9	$(10.5)	$(75.7)	$167.0
Interest expense (income), net	—	(0.3)	1.1	—	(0.1)	(0.4)	13.6	13.9
Income tax provision (benefit)	—	0.5	(1.1)	—	—	—	74.6	74.0
Depreciation and amortization	6.8	17.6	8.1	0.6	4.9	1.8	—	39.8
EBITDA	209.5	40.2	13.0	18.9	9.7	(9.1)	12.5	294.7
Acquisition-related costs	—	0.5	0.2	—	—	0.2	(0.2)	0.7
Income from investment	—	—	—	—	—	—	(2.1)	(2.1)
Adjusted EBITDA	$209.5	$40.7	$13.2	$18.9	$9.7	$(8.9)	$10.2	$293.3

	Three Months Ended June 30,
	2022
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$178.3	$34.0	$7.1	$15.3	$2.7	$(356.1)	$(65.8)	$(184.5)
Interest expense, net	—	—	2.3	—	—	—	12.3	14.6
Income tax (benefit) provision	—	(1.5)	1.1	—	—	(116.2)	44.3	(72.3)
Depreciation and amortization	6.3	17.7	8.9	0.7	5.4	1.2	—	40.2
EBITDA	184.6	50.2	19.4	16.0	8.1	(471.1)	(9.2)	(202.0)
Acquisition-related costs	—	2.9	1.3	—	—	8.3	1.8	14.3
Gain on investment	—	—	—	—	—	—	(7.5)	(7.5)
Loan forgiveness	—	—	—	—	—	(1.3)	—	(1.3)
Impairment of investment	—	—	—	—	—	—	10.6	10.6
Impairment of goodwill	—	—	—	—	—	460.1	—	460.1
Adjusted EBITDA	$184.6	$53.1	$20.7	$16.0	$8.1	$(4.0)	$(4.3)	$274.2

	Six Months Ended June 30,
	2023
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$402.7	$49.3	$14.5	$39.1	$9.3	$(20.7)	$(154.6)	$339.6
Interest expense (income), net	—	(0.6)	2.6	—	(0.1)	(0.6)	27.7	29.0
Income tax provision (benefit)	—	2.2	(0.9)	—	0.3	(1.0)	148.2	148.8
Depreciation and amortization	13.6	36.2	16.5	1.2	10.1	3.6	—	81.2
EBITDA	416.3	87.1	32.7	40.3	19.6	(18.7)	21.3	598.6
Acquisition-related costs	—	0.9	0.9	—	—	0.8	4.5	7.1
Income from investment	—	—	—	—	—	—	(2.1)	(2.1)
Adjusted EBITDA	$416.3	$88.0	$33.6	$40.3	$19.6	$(17.9)	$23.7	$603.6

	Six Months Ended June 30,
	2022
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$341.3	$72.5	$21.2	$32.3	$5.1	$(356.1)	$(191.2)	$(74.9)
Interest expense, net	—	—	4.2	—	—	—	21.2	25.4
Income tax provision (benefit)	—	(1.5)	5.9	—	—	(116.2)	154.8	43.0
Depreciation and amortization	13.0	35.8	18.5	1.4	11.2	1.2	—	81.1
EBITDA	354.3	106.8	49.8	33.7	16.3	(471.1)	(15.2)	74.6
Acquisition-related costs	—	3.3	2.1	—	—	8.3	2.6	16.3
Investment establishment costs	—	—	—	—	—	—	3.0	3.0
Gain on investment	—	—	—	—	—	—	(7.5)	(7.5)
Loan forgiveness	—	—	—	—	—	(1.3)	—	(1.3)
Impairment of investment	—	—	—	—	—	—	10.6	10.6
Impairment of goodwill	—	—	—	—	—	460.1	—	460.1
Adjusted EBITDA	$354.3	$110.1	$51.9	$33.7	$16.3	$(4.0)	$(6.5)	$555.8

The following is a reconciliation of net income (loss) allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss) allocated to common stockholders	$167.0	$(184.5)	$339.6	$(74.9)
Amortization	29.3	30.1	60.2	60.7
Acquisition-related costs	0.7	14.3	7.1	16.3
Investment establishment costs	—	—	—	3.0
Gain on investment	—	(7.5)	—	(7.5)
Loan forgiveness	—	(1.3)	—	(1.3)
Impairment of investment	—	10.6	—	10.6
Impairment of goodwill	—	460.1	—	460.1
Income from investment	(2.1)	—	(2.1)	—
Increase of tax reserves	0.7	—	2.2	48.5
Tax effect of adjustments	(6.8)	(143.2)	(16.3)	(151.9)
Net income allocated to participating securities	(0.1)	(1.3)	(0.3)	(1.6)
Adjusted earnings	$188.7	$177.3	$390.4	$362.0

The following summarizes changes in certain operational and financial metrics for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

Index Options
Average Daily Volume (in millions)
4.0
3.5
3.0
2.5
2.0
1.5
1.0
Revenue per contract
1.0
0.9
0.8
0.7
0.6
3.6
2.5
YTD 2023
YTD 2022
Average Daily Volume
Revenue per contract

Multi-Listed Options
Average Daily Volume (in millions)
12.0
11.0
10.0
9.0
8.0
7.0
6.0
Revenue per contract
0.08
0.06
0.04
0.02
10.8
10.7
YTD 2023
YTD 2022
Average Daily Volume
Revenue per contract

U.S. Equities - Exchange
Average Daily Volume (in billions)
2.0
1.5
1.0
0.5
Net capture per 100 touched shares
0.03
0.02
0.01
1.5
1.9
YTD 2023
YTD 2022
Average Daily Volume
Net capture per 100 touched shares

Canadian Equities
Average Daily Volume (CAD in millions)
140
110
80
50
20
Net capture per 10,000 touched shares, in CAD
9.0
7.0
5.0
3.0
1.0
137.5
57.5
YTD 2023
YTD 2022
Average Daily Volume
Net capture per 10,000 touched shares, in CAD

European Equities
Average Daily Notional Value (€ in billions)
15
12
9
6
3
Net capture matched value in basis points, in EUR
0.5
0.4
0.3
0.2
0.1
10.3
11.9
YTD 2023
YTD 2022
Average Daily Notional Value
Net capture per matched value in basis points, in EUR

Cboe Clear Europe - Trades Cleared
Trades Cleared (in millions)
900
675
450
225
0
Fee per trade cleared, in EUR
0.011
0.010
0.009
0.008
0.007
0.006
634.9
814.4
YTD 2023
YTD 2022
Trades Cleared
Fee per trade cleared, in EUR

Cboe Clear Europe - Net Settlement Volume
Net Settlement Volume (in millions)
Net fee per settlement, in EUR
5.1
5.3
YTD 2023
YTD 2022
Net Settlement Volume
Net fee per settlement, in EUR

Australian Equities
Average Daily Volume (AUD in billions)
Net capture per matched notional value basis points, in AUD
0.7
0.9
YTD 2023
YTD 2022
Average Daily Volume (AUD billions)
Net capture per matched notional value basis points, in AUD

Japanese Equities
Average Daily Volume (JPY in billions)
Net capture per matched notional value basis points, in JPY
183.8
148.7
YTD 2023
YTD 2022
Average Daily Volume (JPY billions)
Net capture per matched notional value basis points, in JPY

Futures
Average Daily Volume (in thousands)
Revenue per contract
214.6
237.7
YTD 2023
YTD 2022
Average Daily Volume
Revenue per contract

Global FX
Average Daily Notional Value ($ in billions)
Net capture per one million dollars traded
43.7
40.8
YTD 2023
YTD 2022
Average Daily Notional Value
Net capture per one million dollars traded

The following table includes operational and financial metrics for our Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX segments. The metrics listed for Canadian Equities in the table below include Cboe Canada as a result of the acquisition completed during 2022. Therefore, the metrics shown in the table below in Canadian Equities do not include Cboe Canada for the periods preceding the acquisition. The following summarizes changes in certain operational and financial metrics for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022:

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change

	(in millions, except percentages, trading days, and as noted below)				(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	43.0	39.4	3.6	9%	44.5	40.9	3.6	9%
Total touched contracts (1)	14.3	13.1	1.2	10%	14.5	13.2	1.3	10%
Multi-listed contract ADV	10.6	10.4	0.2	2%	10.8	10.7	0.1	2%
Index contract ADV	3.7	2.7	1.0	38%	3.6	2.5	1.1	43%
Number of trading days	62	62	—	—%	124	124	—	—%
Total Options revenue per contract (RPC) (2)	$0.271	$0.233	$0.038	16%	$0.269	$0.221	$0.048	22%
Multi-listed options RPC (2)	$0.061	$0.066	$(0.005)	(7)%	$0.063	$0.067	$(0.004)	(6)%
Index options RPC (2)	$0.877	$0.883	$(0.006)	(1)%	$0.883	$0.870	$0.013	1%
Total Options market share	33.3%	33.2%	0.1%	*	32.5%	32.3%	0.2%	*
Multi-listed options market share	27.1%	28.3%	(1.2)%	*	26.5%	27.8%	(1.3)%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total touched shares (in billions) (1)	1.4	1.8	(0.4)	(20)%	1.5	1.9	(0.4)	(19)%
Market ADV (in billions)	10.7	12.6	(1.9)	(15)%	11.3	12.7	(1.4)	(12)%
Market share	12.7%	13.6%	(0.9)%	*	12.7%	13.9%	(1.2)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (3)	$0.021	$0.020	$0.001	1%	$0.020	$0.018	$0.002	7%
U.S. ETPs: launches (number of launches)	25	10	15	150%	41	42	(1)	(2)%
U.S. ETPs: listings (number of listings)	619	574	45	8%	619	574	45	8%
U.S. Equities - Off-Exchange:
ADV:
Total touched shares (in millions) (1)	78.7	92.7	(14.0)	(15)%	84.1	100.6	(16.5)	(16)%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (4)	$0.122	$0.108	$0.014	13%	$0.117	$0.113	$0.004	4%
Trading days	62	62	—	—%	124	124	—	—%
Canadian Equities:
ADV (matched shares, in millions) (5)	124.2	73.7	50.5	69%	137.5	57.5	80.0	139%
Trading days	63	63	—	—%	126	125	1	1%
Net capture (per 10,000 touched shares, in Canadian dollars) (6)	$4.055	$5.668	$(1.613)	(28)%	$4.046	$6.886	$(2.840)	(41)%
Europe and Asia Pacific:
European Equities:
ADNV:
Matched ADNV (Euros - in billions) (7)	€9.2	€10.9	€(1.7)	(15)%	€10.3	€11.9	€(1.6)	(13)%
Market ADNV (in billions)	€38.7	€46.9	€(8.2)	(17)%	€42.3	€52.8	€(10.5)	(20)%
Trading days	63	63	—	—%	128	127	1	1%
Market share	23.8%	23.2%	0.6%	*	24.4%	22.4%	2.0%	*
Net capture (per matched notional value (bps), in Euros) (8)	€0.230	€0.238	€(0.008)	(3)%	€0.221	€0.235	€(0.014)	(6)%
Cboe Clear Europe:
Trades cleared (9)	275.5	357.9	(82.4)	(23)%	634.9	814.4	(179.5)	(22)%
Fee per trade cleared (10)	€0.009	€0.009	€—	—%	€0.008	€0.009	€(0.001)	(5)%
European equities market share cleared (11)	33.8%	31.3%	2.5%	*	34.0%	31.8%	2.2%	*
Net settlement volume (12)	2.4	2.5	(0.1)	(4)%	5.1	5.3	(0.2)	(5)%
Net fee per settlement (13)	€0.887	€0.808	€0.079	10%	€0.922	€0.869	€0.053	—%
Australian Equities:
ADNV (AUD billions)	$0.7	$0.8	$(0.1)	(19)%	$0.7	$0.9	$(0.2)	(17)%
Trading days	61	61	—	—%	124	124	—	—%
Market share - Continuous	18.2%	17.0%	1.2%	*	18.3%	16.4%	1.9%	*
Net capture (per matched notional value (bps), in Australian Dollars)(14)	$0.160	$0.171	$(0.011)	(7)%	$0.160	$0.172	$(0.012)	(7)%
Japanese Equities:
ADNV (JPY billions)	¥184.3	¥136.0	¥48.3	35%	¥183.8	¥148.7	¥35.1	24%
Trading days	62	61	1	2%	122	120	2	2%
Market share - Lit Continuous	4.1%	3.5%	0.6%	*	4.4%	3.6%	0.8%	*
Net capture (per matched notional value (bps), in Yen) (15)	¥0.256	¥0.258	¥(0.002)	(1)%	¥0.250	¥0.242	¥0.008	3%
Futures:
ADV (in thousands)	197.4	221.7	(24.3)	(11)%	214.6	237.7	(23.1)	(10)%
Trading days	62	62	—	—%	124	124	—	—%
Revenue per contract	$1.826	$1.677	$0.149	9%	$1.771	$1.656	$0.115	7%
Global FX:
ADNV ($ in billions)	$42.5	$39.6	$2.9	7%	$43.7	$40.8	$2.9	7%
Market share	19.5%	17.0%	2.5%	*	19.2	17.1	2.1%	*
Trading days	65	65	—	—%	130	129	1	1%
Net capture (per one million dollars traded) (16)	$2.66	$2.71	$(0.05)	(2)%	$2.65	$2.69	$(0.04)	(1)%

Average British pound/U.S. dollar exchange rate	$1.252	$1.257	$(0.005)	(0)%	$1.233	$1.299	$(0.066)	(5)%
Average Canadian dollar/U.S. dollar exchange rate	$0.744	$0.784	$(0.040)	(5)%	$0.742	$0.786	$(0.044)	(6)%
Average Euro/U.S. dollar exchange rate	$1.089	$1.065	$0.024	2%	$1.081	$1.094	$(0.013)	(1)%
Average Euro/British pound exchange rate	£0.870	£0.847	£0.023	3%	£0.877	£0.842	£0.035	4%
Average Australian dollar/U.S. dollar exchange rate	$0.668	$0.713	$(0.045)	(6)%	$0.676	$0.717	$(0.041)	(6)%
Average Japanese Yen/U.S. dollar exchange rate	$0.007	$0.008	$(0.001)	(13)%	$0.007	$0.008	$(0.001)	(13)%
*	Not meaningful

Note, the percent change listed represents the change in the unrounded metrics figures.

(1)	Touched volume represents the total number of shares of equity securities and ETFs internally matched on our exchanges or routed to and executed on an external market center.
(2)	Average revenue per contract, for options and futures represents total net transaction fees recognized for the period divided by total contracts traded during the period.
(3)	Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX, and EDGA and the number of trading days.
(4)	Net capture per one hundred touched shares refers to transaction fees less order and execution management system (OMS/EMS) fees and clearing costs divided by the product of one-hundredth ADV of touched shares on BIDS Trading and the number of trading days for the period.
(5)	Matched volume represents the total number of shares of equity securities and ETFs activity executed on our exchanges.
(6)	Net capture per 10,000 touched shares refers to transaction fees divided by the product of one-ten thousandth ADV of shares for Cboe Canada and MATCHNow and the number of trading days.
(7)	Matched ADNV represents the average daily notional value of shares or contracts executed on our exchanges.
(8)	Net capture per matched notional value refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Equities and the number of trading days.
(9)	Trades cleared refers to the total number of non-interoperable trades cleared.
(10)	Fee per trade cleared refers to clearing fees divided by number of non-interoperable trades cleared.
(11)	European Equities market share cleared represents Cboe Clear Europe’s client volume cleared divided by the total volume of the publicly reported European venues.
(12)	Net settlement volume refers to the total number of settlements executed after netting.
(13)	Net fee per settlement refers to settlement fees less direct costs incurred to settle divided by the number of settlements executed after netting.
(14)	Net capture per matched notional value refers to transaction fees less liquidity payments in Australian dollars divided by the product of ADNV in Australian dollars of shares matched on Cboe Australia and the number of Australian Equities trading days.
(15)	Net capture per matched notional value refers to transaction fees less liquidity payments in Japanese Yen divided by the product of ADNV in Japanese Yen of shares matched on Cboe Japan and the number of Japanese Equities trading days.
(16)	Net capture per one million dollars traded refers to net transaction fees less liquidity payments, if any, divided by the Spot and SEF products of one-thousandth of ADNV traded on the Cboe FX Markets and the number of trading days, divided by two, which represents the buyer and seller that are both charged on the transaction.

Revenues

Total revenues for the three months ended June 30, 2023 decreased $78.0 million, or 8%, compared to the same period in 2022 primarily due to a decrease in cash and spot markets revenue, driven by a decline in volumes traded on the U.S. Equities exchanges, coupled with a decrease in the Section 31 fee rate following a rate change in February 2023, partially offset by an increase in derivatives markets revenue as a result of increased volumes traded on the Options exchanges, an increase in proprietary market data within the Options and North American Equities segments, and an increase in access and capacity fees across segments. Total revenues for the six months ended June 30, 2023 decreased $64.3 million, or 3%, compared to the same period in 2022 primarily due to a decrease in cash and spot markets revenue, driven by a decline in volumes traded on the U.S. Equities and European Equities exchanges, partially offset by an increase in derivatives markets revenue as a result of increased volumes traded on the Options exchanges, an increase in proprietary market data within the Options segment and attributable to Cboe Canada, coupled with an increase in access and capacity fees across segments.

The following summarizes changes in revenues for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Cash and spot markets	$341.3	$458.5	$(117.2)	(26)%	$748.3	$920.4	$(172.1)	(19)%
Data and access solutions	135.3	123.9	11.4	9%	264.7	242.8	21.9	9%
Derivatives markets	431.2	403.4	27.8	7%	883.0	797.1	85.9	11%
Total revenues	$907.8	$985.8	$(78.0)	(8)%	$1,896.0	$1,960.3	$(64.3)	(3)%

Cash and Spot Markets

Cash and spot markets revenue decreased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to decreases in transaction and clearing fees and regulatory fees. Transaction and clearing fees decreased primarily due to a 20% decrease in total touched shares on the U.S. Equities exchanges and a 15% decrease in European Equities matched ADNV, partially offset by additional transaction and clearing fees attributable to Cboe Canada. Regulatory fees decreased primarily due to a 43% decrease in the Section 31 fee rate, from an average rate of $14.10 per million dollars of covered sales for the three months ended June 30, 2022 to an average rate of $8.00 per million dollars of covered sales for the three months ended June 30, 2023.

Cash and spot markets revenue decreased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to a decrease in transaction and clearing fees. Transaction and clearing fees decreased primarily due to a 19% decrease in total touched shares on the U.S. Equities exchanges, a 13% decrease in European Equities matched ADNV, and a 5% decrease in net settlement volume by Cboe Clear Europe, partially offset by additional transaction and clearing fees attributable to Cboe Canada.

Data and Access Solutions

Data and access solutions revenue increased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to increases in proprietary market data fees and access and capacity fees. Proprietary market data fees increased primarily due to proprietary market data in the Options and Europe and Asia Pacific segments, coupled with increased proprietary market data fees attributable to Cboe Canada. Access and capacity fees increased primarily due to increased logical port fees in the North American Equities and Europe and Asia Pacific segments driven by an increase in subscribers and increased physical port fees in the Options and Europe and Asia Pacific segments driven by an increase in subscribers.

Data and access solutions revenue increased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to increases in proprietary market data fees and access and capacity fees. Proprietary market data fees increased primarily due to proprietary market data attributable to the Options segment, coupled with increased proprietary market data fees attributable to Cboe Canada. Access and capacity fees increased primarily due to increased logical port fees in the North American Equities, Options, and Europe and Asia Pacific segments driven by an increase in subscribers and increased physical port fees in the Options and North American Equities segments driven by an increase in subscribers.

Derivatives Markets

Derivatives markets revenue increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to an increase in transaction and clearing fees driven by a 38% and 43% increase in index options ADV, respectively, partially offset by a 7% and 6% decrease in multi-listed options RPC, respectively.

Cost of Revenues

The following tables reconcile the disaggregated cost of revenues captions presented on the condensed consolidated statements of income to the net revenue captions presented on the condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022, respectively (in millions):

	Three Months Ended June 30,
	2023
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$201.0	$—	$136.4	$337.4
Routing and clearing fees	12.7	—	8.1	20.8
Section 31 fees	28.7	—	5.8	34.5
Royalty fees and other cost of revenues	8.6	2.3	37.1	48.0
Total cost of revenues	$251.0	$2.3	$187.4	$440.7

	Three Months Ended June 30,
	2022
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$270.0	$—	$159.0	$429.0
Routing and clearing fees	15.0	—	5.9	20.9
Section 31 fees	68.2	—	11.4	79.6
Royalty fees and other cost of revenues	4.1	2.3	25.8	32.2
Total cost of revenues	$357.3	$2.3	$202.1	$561.7

	Six Months Ended June 30,
	2023
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$428.0	$—	$281.2	$709.2
Routing and clearing fees	27.0	—	17.8	44.8
Section 31 fees	90.1	—	19.3	109.4
Royalty fees and other cost of revenues	15.7	4.5	73.9	94.1
Total cost of revenues	$560.8	$4.5	$392.2	$957.5

	Six Months Ended June 30,
	2022
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$569.6	$—	$326.9	$896.5
Routing and clearing fees	30.6	—	12.6	43.2
Section 31 fees	100.0	—	15.3	115.3
Royalty fees and other cost of revenues	8.7	4.7	49.7	63.1
Total cost of revenues	$708.9	$4.7	$404.5	$1,118.1

Cost of revenues decreased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to decreased cash and spot markets costs of revenues driven by a decrease in liquidity payments as a result of decreased volumes traded on U.S. Equities exchanges, coupled with a decrease in Section 31 fees as a result of a decrease in the Section 31 fee rate, partially offset by an increase in royalty fees in the Options segment. Cost of revenues decreased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to decreased cash and spot markets costs of revenues driven by a decrease in liquidity payments as a result of decreased volumes traded on U.S. Equities exchanges, partially offset by an increase in royalty fees in the Options segment.

The following summarizes changes in the disaggregated cost of revenues for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Liquidity payments	$337.4	$429.0	$(91.6)	(21)%	$709.2	$896.5	$(187.3)	(21)%
Routing and clearing	20.8	20.9	(0.1)	(0)%	44.8	43.2	1.6	4%
Section 31 fees	34.5	79.6	(45.1)	(57)%	109.4	115.3	(5.9)	(5)%
Royalty fees and other cost of revenues	48.0	32.2	15.8	49%	94.1	63.1	31.0	49%
Total cost of revenues	$440.7	$561.7	$(121.0)	(22)%	$957.5	$1,118.1	$(160.6)	(14)%

Liquidity Payments

Liquidity payments decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to a decrease in volumes traded on the U.S. Equities exchanges.

Routing and Clearing

Routing and clearing fees were relatively flat for the three months ended June 30, 2023 compared to the same period in 2022 and increased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to an increase in routed trades on the Options exchanges, partially offset by a decrease in routed shares on the U.S. Equities exchanges.

Section 31 Fees

Section 31 fees decreased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to a 43% decrease in the Section 31 fee rate, from an average rate of $14.10 per million dollars of covered sales for the three months ended June 30, 2022 to an average rate of $8.00 per million dollars of covered sales for the three months ended June 30, 2023. Section 31 fees decreased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to a decrease in notional volumes, partially offset by a 32% increase in the Section 31 fee rate, from an average rate of $9.60 per million dollars of covered sales for the six months ended June 30, 2022 to an average rate of $12.70 per million dollars of covered sales for the six months ended June 30, 2023.

Royalty Fees and Other Cost of Revenues

Royalty fees and other cost of revenues increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to an increase in trading volumes of licensed products in the Options segment and increases in royalty fee rates, coupled with an increase in operating interest expense attributable to Cboe Clear Europe.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased $43.0 million, or 10%, and $96.3 million, or 11%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to increases in derivatives markets revenues less cost of revenues attributable to an increase in volumes traded on the Options exchanges, coupled with an increase in proprietary market data and access and capacity fees across segments, partially offset by decreases in cash and spot markets revenues less cost of revenues driven by a decrease in volumes traded on the U.S. Equities and European Equities exchanges.

The following summarizes the components of revenues less cost of revenues for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Cash and spot markets	$90.3	$101.2	$(10.9)	(11)%	$187.5	$211.5	$(24.0)	(11)%
Data and access solutions	133.0	121.6	11.4	9%	260.2	238.1	22.1	9%
Derivatives markets	243.8	201.3	42.5	21%	490.8	392.6	98.2	25%
Total revenues less cost of revenues	$467.1	$424.1	$43.0	10%	$938.5	$842.2	$96.3	11%

Cash and Spot Markets

Cash and spot markets revenues less cost of revenues decreased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to decreases in transaction and clearing fees less liquidity payments and routing and clearing costs (“net transaction and clearing fees”) in the North American Equities and Europe and Asia Pacific segments, coupled with a decrease in industry market data fees. Net transaction and clearing fees decreased primarily due to a 20% decrease in total touched shares on the U.S. Equities exchanges and a 15% decrease in European Equities matched ADNV. Industry market data fees decreased primarily due to a decrease in U.S. tape plan revenue driven by a 1% decline in market share on the U.S. Equities exchanges.

Cash and spot markets revenue decreased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to decreases in net transaction and clearing fees in the Europe and Asia Pacific and North American Equities segments, coupled with a decrease in industry market data fees. Net transaction and clearing fees decreased primarily due to a 13% decrease in European Equities matched ADNV, a 5% decrease in net settlement volume by Cboe Clear Europe, and a 19% decrease in total touched shares on the U.S. Equities exchanges, partially offset by a 7% increase in Global FX ADNV and additional net transaction and clearing fees attributable to Cboe Canada. Industry market data fees decreased primarily due to a decrease in U.S. tape plan revenue driven by a 1% decline in market share on the U.S. Equities exchanges.

Data and Access Solutions

Data and access solutions revenues less cost of revenues increased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to increases in proprietary market data fees and access and capacity fees. Proprietary market data fees increased primarily due to proprietary market data in the Options and Europe and Asia Pacific segments, coupled with increased proprietary market data fees attributable to Cboe Canada. Access and capacity fees increased primarily due to increased logical port fees in the North American Equities and Europe and Asia Pacific segments driven by an increase in subscribers and increased physical port fees in the Options and Europe and Asia Pacific segments driven by an increase in subscribers.

Data and access solutions revenues less cost of revenues increased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to increases in proprietary market data fees and access and capacity fees. Proprietary market data fees increased primarily due to proprietary market data attributable to the Options segment, coupled with increased proprietary market data fees attributable to Cboe Canada. Access and capacity fees increased primarily due to increased logical port fees in the North American Equities, Options, and Europe and Asia Pacific segments driven by an increase in subscribers and increased physical port fees in the Options and North American Equities segments driven by an increase in subscribers.

Derivatives Markets

Derivatives markets revenues less cost of revenues increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to increases in net transaction and clearing fees driven by a 38% and 43% increase in index options ADV, respectively, partially offset by an increase in royalty fees due to an increase in trading volumes of licensed products in the Options segment and increases in royalty fee rates.

Operating Expenses

Total operating expenses for the three and six months ended June 30, 2023 compared to the same periods in 2022 decreased $439.2 million, or 66%, and $394.1 million, or 47%, respectively, primarily due to goodwill impairment recorded in 2022, which did not recur in 2023, partially offset by increases in compensation and benefits, technology support services, and travel and promotional expenses.

The following summarizes changes in operating expenses for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/	Percent	June 30,		Increase/	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Compensation and benefits	$106.5	$86.2	$20.3	24%	$216.9	$167.4	$49.5	30%
Depreciation and amortization	39.8	40.2	(0.4)	(1)%	81.2	81.1	0.1	0%
Technology support services	28.3	18.1	10.2	56%	50.5	37.3	13.2	35%
Professional fees and outside services	20.4	24.1	(3.7)	(15)%	44.3	43.8	0.5	1%
Travel and promotional expenses	13.5	5.5	8.0	145%	19.7	8.4	11.3	135%
Facilities costs	6.2	6.6	(0.4)	(6)%	13.8	13.1	0.7	5%
Acquisition-related costs	0.7	14.3	(13.6)	(95)%	7.1	16.3	(9.2)	(56)%
Goodwill impairment	—	460.1	(460.1)	(100)%	—	460.1	(460.1)	(100)%
Other expenses	6.9	6.4	0.5	8%	12.3	12.4	(0.1)	(1)%
Total operating expenses	$222.3	$661.5	$(439.2)	(66)%	$445.8	$839.9	$(394.1)	(47)%

Compensation and Benefits

Compensation and benefits increased for the three and six months ended June 30, 2023 compared to the same periods in 2022. For the three months ended June 30, 2023, the increase was primarily due to a $13.8 million increase in salaries driven by merit and cost-of-living increases and increased headcount excluding acquisitions, coupled with a $1.7 million increase related to the acquisitions of Cboe Digital and Cboe Canada, which were both acquired in the second quarter of 2022. Additionally, there was a $6.2 million increase in benefits primarily due to an increase in the market value of the non-qualified deferral plan and increases in payroll benefits, taxes, and employer contribution as a result of the aforementioned increase in salaries. For the six months ended June 30, 2023, the increase was primarily due to a $28.5 million increase in salaries driven by merit and cost-of-living increases and increased headcount excluding acquisitions, coupled with a $5.5 million increase related to the acquisitions of Cboe Digital and Cboe Canada. Additionally, there was a $11.9 million increase in benefits primarily due to an increase in the market value of the non-qualified deferral plan and increases in payroll benefits, taxes, and employer contribution as a result of the aforementioned increase in salaries.

Depreciation and Amortization

Depreciation and amortization was relatively flat for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to an increase in depreciation and amortization expenses related to the acquisition of Cboe Canada, partially offset by a decline in amortization under the discounted cash flow method for the intangibles acquired in the Merger.

Technology Support Services

Technology support services increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to increases in hardware maintenance, cloud services, software maintenance, and primary data center hosting expenses, due, in part, to the acquisitions of Cboe Digital and Cboe Canada in 2022.

Professional Fees and Outside Services

Professional fees and outside services decreased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to decreases in regulatory costs associated with CAT expenses due to the timing of payments and accruals, as well as decreases in contract services and legal fees. Professional fees and outside services increased slightly for the six months ended June 30, 2023, compared to the same period in 2022 primarily due to increase in regulatory costs associated with CAT expenses, consulting fees, partially offset by decreases in legal fees and contract services.

Travel and Promotional Expenses

Travel and promotional expenses increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to increases in marketing and advertising expenses driven by the Company’s rebranding, advertising campaigns and sponsorships, and special events, as well as an increase in travel expenses due to an increase in travel.

Facilities Costs

Facilities costs decreased for the three months ended June 30, 2023 compared to the same periods in 2022 primarily due to the timing of certain real estate taxes. Facilities costs increased for the six months ended June 30, 2023 compared to the same periods in 2022 primarily due to increases in office rent and real estate taxes related to the former headquarters.

Acquisition-Related Costs

Acquisition-related costs decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to a decrease in general and administrative costs and professional fees associated with the acquisitions of Cboe Digital and Cboe Canada.

Goodwill Impairment

Goodwill impairment decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to impairment recognized for the Digital reporting unit in 2022.

Other Expenses

Other expenses increased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to an increase in bad debt expense, partially offset by decreases in taxes, licenses, permits, charitable contributions, and VAT taxes. Other expenses were relatively flat for the six months ended June 30, 2023 compared to the same period in 2022.

Operating Income (Loss)

As a result of the items above, operating income for the three months ended June 30, 2023 was $244.8 million, compared to operating loss of $237.4 million for the three months ended June 30, 2022, an increase of $482.2 million.

As a result of the items above, operating income for the six months ended June 30, 2023 was $492.7 million, compared to $2.3 million for the six months ended June 30, 2022, an increase of $490.4 million.

Interest Expense, Net

Net interest expense decreased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to a decrease in interest expense related to the Cboe Clear Europe Credit Facility, which was amended and restated in June 2022.

Net interest expense increased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to additional interest expense in connection with the additional borrowings on the Term Loan in the second quarter of 2022, as well as an increase in the SOFR rate, partially offset by a decrease in interest expense related to the Cboe Clear Europe Credit Facility, which was amended and restated in June 2022.

Other Income (Expense), Net

Net other income increased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to a $10.6 million impairment adjustment of the Company’s investment in American Financial Exchange, LLC (“AFX”) recorded in the second quarter of 2022, which did not recur in 2023, coupled with an $8.5 million gain on the Company’s investment in 7Ridge Fund (which owns Trading Technologies) and $2.1 million in dividend income from the Company’s minority ownership of Vest Group, Inc. (“Vest”), which were both recorded in the second quarter of 2023, partially offset by a $7.5 million gain on the Company’s previous minority ownership of Cboe Digital and $1.3 million associated with the SBA’s PPP loan forgiveness, which were both recorded in the second quarter of 2022 and did not recur in 2023. See Note 10 (“Debt”) for additional information regarding the PPP loan forgiveness.

Net other income increased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to a $22.9 million gain on the Company’s investment in 7Ridge Fund and $2.1 million in dividend income from the Company’s minority ownership of Vest, which were both recorded in 2023, coupled with a $10.6 million impairment adjustment of the Company’s investment in AFX and a $3.1 million loss related to the Company’s investment in 7Ridge, which were both recorded in 2022 and did not recur in 2023, partially offset by $7.5 million gain on the Company’s previous minority ownership of Cboe Digital, which was recorded in 2022 and did not recur in 2023.

Income (Loss) Before Income Tax Provision (Benefit)

As a result of the above, income before income tax provision for the three months ended June 30, 2023 was $241.8 million, compared to loss before income tax benefit of $256.8 million for the same period in 2022, an increase of $498.6 million.

As a result of the above, income before income tax provision for the six months ended June 30, 2023 was $490.0 million, compared to loss before income tax provision of $31.9 million for the same period in 2022, an increase of $521.9 million.

Income Tax Provision (Benefit)

The effective tax rate from continuing operations was 30.6% and 28.2% for the three months ended June 30, 2023 and 2022, respectively, and 30.4% and (134.8%) for the six months ended June 30, 2023 and 2022, respectively.

The higher effective tax rate for the three months ended June 30, 2023 compared to the same period in 2022 is primarily due to the impact of the $460.1 million Cboe Digital goodwill impairment on discrete items recognized during the second quarter of 2022. The higher effective tax rate for the six months ended June 30, 2023, compared to the same period in 2022 is primarily due to a negative effective tax rate for the six months ended June 30, 2022, driven by the Cboe Digital goodwill impairment and the derecognition of the Company’s Section 199 tax benefits for tax years 2008 through 2016 and related interest and penalties upon the filing of an unfavorable decision by the United States Tax Court in the matter of Bats Global Markets Holdings, Inc., and Subsidiaries v. Commissioner on March 31, 2022.

The following table summarizes the non-GAAP calculation of the effective tax rate for the three and six months ended June 30, 2023 and 2022, respectively:

	Three months ended,	Three months ended,
	June 30, 2023	June 30, 2022
GAAP effective tax rate	30.6%	28.2%
Tax effect of goodwill impairment	—%	1.8%
Tax effect of Section 199 related matters	—%	—%
Effective tax rate excluding goodwill impairment and Section 199 matters	30.6%	30.0%

	Six months ended,	Six months ended,
	June 30, 2023	June 30, 2022
GAAP effective tax rate	30.4%	(134.8)%
Tax effect of goodwill impairment	—%	175.9%
Tax effect of Section 199 related matters	—%	(11.3)%
Effective tax rate excluding goodwill impairment and Section 199 matters	30.4%	29.8%

Net Income (Loss)

As a result of the items above, net income for the three months ended June 30, 2023 was $167.8 million, compared to net loss of $184.5 million for the three months ended June 30, 2022, an increase of $352.3 million.

As a result of the items above, net income for the six months ended June 30, 2023 was $341.2 million, compared to net loss of $74.9 million for the six months ended June 30, 2022, an increase of $416.1 million.

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

The following summarizes our total revenues by segment (in millions, except percentages):

				Percentage					Percentage of
				of Total					Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2023	2022	Change	2023	2022	2023	2022	Change	2023	2022
Options	$471.5	$438.2	8%	52%	44%	$957.6	$860.8	11%	51%	44%
North American Equities	320.6	432.8	(26)%	35%	44%	700.4	856.5	(18)%	37%	44%
Europe and Asia Pacific	68.3	67.4	1%	8%	7%	140.6	146.0	(4)%	7%	7%
Futures	30.0	30.5	(2)%	3%	3%	62.1	62.8	(1)%	3%	3%
Global FX	18.2	16.8	8%	2%	2%	37.0	34.1	9%	2%	2%
Digital	(0.8)	0.1	* %	(0)%	—%	(1.7)	0.1	* %	(0)%	—%
Total revenues	$907.8	$985.8	(8)%	100%	100%	$1,896.0	$1,960.3	(3)%	100%	100%

*	Not meaningful

The following summarizes our revenues less cost of revenues by segment (in millions, except percentages):

				Percentage of					Percentage of
				Total Revenues					Total Revenues
				Less Cost of Revenues					Less Cost of Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2023	2022	Change	2023	2022	2023	2022	Change	2023	2022
Options	$283.2	$235.3	20%	61%	55%	$563.9	$454.5	24%	60%	54%
North American Equities	90.8	92.7	(2)%	19%	22%	183.9	185.8	(1)%	20%	22%
Europe and Asia Pacific	47.3	49.9	(5)%	10%	12%	96.6	107.4	(10)%	10%	13%
Futures	29.2	29.6	(1)%	6%	7%	60.3	60.8	(1)%	6%	7%
Global FX	17.8	16.6	7%	4%	4%	36.3	33.7	8%	4%	4%
Digital	(1.2)	—	* %	(0)%	—%	(2.5)	—	* %	(0)%	—%
Total revenues less cost of revenues	$467.1	$424.1	10%	100%	100%	$938.5	$842.2	11%	100%	100%

*	Not meaningful

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2023	2022	Change	2023	2022	2023	2022	Change	2023	2022
Revenues less cost of revenues	$283.2	$235.3	20%	60%	54%	$563.9	$454.5	24%	59%	53%
Operating expenses	79.5	57.2	39%	17%	13%	159.2	113.7	40%	17%	13%
Operating income	$203.7	$178.1	14%	43%	41%	$404.7	$340.8	19%	42%	40%
EBITDA (1)	$209.5	$184.6	13%	44%	42%	$416.3	$354.3	17%	43%	41%
EBITDA margin (2)	74.0%	78.5%	*	*	*	73.8%	78.0%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $47.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in net transaction and clearing fees driven by a 38% increase in index options ADV and a 2% increase in multi-listed options ADV, partially offset by a 7% decrease in multi-listed options net capture and an increase in royalty fees due to an increase in trading volumes of licensed products and increases in royalty fee rates. For the three months ended June 30, 2023, operating income for the Options segment increased $25.6 million compared to the three months ended June 30, 2022 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $22.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in compensation and benefits, technology support services, and travel and promotional expenses, partially offset by a decrease in professional fees and outside services.

Revenues less cost of revenues increased $109.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in net transaction and clearing fees driven by a 43% increase in index options ADV and a 2% increase in multi-listed options ADV, partially offset by a 6% decrease in multi-listed options net capture and an increase in royalty fees due to an increase in trading volumes of licensed products and increases in royalty fee rates. For the six months ended June 30, 2023, operating income for the Options segment increased $63.9 million compared to the six months ended June 30, 2022 primarily due to an increase in revenue less cost of revenues, partially offset by and increase in operating expenses. Operating expenses increased $45.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to increases in compensation and benefits, travel and promotional expenses, and technology support services.

North American Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our North American Equities segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2023	2022	Change	2023	2022	2023	2022	Change	2023	2022
Revenues less cost of revenues	$90.8	$92.7	(2)%	28%	21%	$183.9	$185.8	(1)%	26%	22%
Operating expenses	68.0	60.1	13%	21%	14%	132.7	114.6	16%	19%	13%
Operating income	$22.8	$32.6	(30)%	7%	8%	$51.2	$71.2	(28)%	7%	8%
EBITDA (1)	$40.2	$50.2	(20)%	13%	12%	$87.1	$106.8	(18)%	12%	12%
EBITDA margin (2)	44.3%	54.2%	*	*	*	47.4%	57.5%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to a decrease in net transaction and clearing fees driven by a 20% decrease in total touched shares on the U.S. Equities exchanges, partially offset by an increase in revenues less cost of revenues attributable to Cboe Canada. For the three months ended June 30, 2023, operating income for the North American Equities segment decreased $9.8 million compared to the three months ended June 30, 2022 due to an increase in operating expenses and a decrease in revenues less cost of revenues. Operating expenses increased $7.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to increases in compensation and benefits, technology support services, and travel and promotional expenses, partially offset by a decrease in acquisition-related costs.

Revenues less cost of revenues decreased $1.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decrease in net transaction and clearing fees driven by a 19% decrease in total touched shares on the U.S. Equities exchanges, coupled with a decline in market data fees as a result of a decrease in U.S. tape plan revenue to a 1% decline in market share on the U.S. Equities exchanges, partially offset by an increase in revenues less costs of revenues attributable to Cboe Canada. For the six months ended June 30, 2023, operating income for the North American Equities segment decreased $20.0 million compared to the six months ended June 30, 2022 due to an increase in operating expenses and a decrease in revenues less cost of revenues. Operating expenses increased $18.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to increases in compensation and benefits, technology support services, travel and promotional expenses, partially offset by a decrease in acquisition-related costs.

Europe and Asia Pacific

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Europe and Asia Pacific segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2023	2022	Change	2023	2022	2023	2022	Change	2023	2022
Revenues less cost of revenues	$47.3	$49.9	(5)%	69%	74%	$96.6	$107.4	(10)%	69%	74%
Operating expenses	41.8	39.2	7%	61%	58%	79.8	75.8	5%	57%	52%
Operating income	$5.5	$10.7	(49)%	8%	16%	$16.8	$31.6	(47)%	12%	22%
EBITDA (1)	$13.0	$19.4	(33)%	19%	29%	$32.7	$49.8	(34)%	23%	34%
EBITDA margin (2)	27.5%	38.9%	*	*	*	33.9%	46.4%	*	*	*

*Not meaningful

(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $2.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to a decrease in net transaction and clearing fees driven by a 15% decrease in European Equities matched ADNV, a 4% decrease in net settlement volume by Cboe Clear Europe, and an increase in interest expense attributable to Cboe Clear Europe. For the three months ended June 30, 2023, operating income for the Europe and Asia Pacific segment decreased $5.2 million compared to the three months ended June 30, 2022 primarily due to an increase in operating expenses and a decrease in revenues less cost of revenues. Operating expenses increased $2.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to increases in compensation and benefits and technology support services, partially offset by a decrease in acquisition-related costs.

Revenues less cost of revenues decreased $10.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decrease in net transaction and clearing fees driven by a 13% decrease in European Equities matched ADNV, a 5% decrease in net settlement volume by Cboe Clear Europe, and an increase in interest expense attributable to Cboe Clear Europe. For the six months ended June 30, 2023, operating income for the Europe and Asia Pacific segment decreased $14.8 million compared to the six months ended June 30, 2022 primarily due to a decrease in revenues less cost of revenues and an increase in operating expenses. Operating expenses increased $4.0 million for six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to increases in increases in compensation and benefits and technology support services, partially offset by a decrease in acquisition-related costs.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2023	2022	Change	2023	2022	2023	2022	Change	2023	2022
Revenues less cost of revenues	$29.2	$29.6	(1)%	97%	97%	$60.3	$60.8	(1)%	97%	97%
Operating expenses	10.8	14.3	(24)%	36%	47%	21.0	28.5	(26)%	34%	45%
Operating income	$18.4	$15.3	20%	61%	50%	$39.3	$32.3	22%	63%	51%
EBITDA (1)	$18.9	$16.0	18%	63%	52%	$40.3	$33.7	20%	65%	54%
EBITDA margin (2)	64.7%	54.1%	*	*	*	66.8%	55.4%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $0.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to a decrease in net transaction and clearing fees as a result of an 11% decrease in ADV, partially offset by a 9% increase in net capture and an increase in logical port fees. For the three months ended June 30, 2023, operating income for the Futures segment increased $3.1 million compared to the three months ended June 30, 2022 primarily due to a decrease in operating expenses. Operating expenses decreased $3.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to decreases in compensation and benefits and professional fees and outside services, partially offset by an increase in technology support services.

Revenues less cost of revenues decreased $0.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decrease in net transaction and clearing fees as a result of a 10% decrease in ADV, partially offset by a 7% increase in net capture and an increase in physical port fees. For the six months ended June 30, 2023, operating income for the Futures segment increased $7.0 million compared to the six months ended June 30, 2022 primarily due a decrease in operating expenses. Operating expenses decreased $7.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to decreases in compensation and benefits and professional fees and outside services, partially offset by an increase in technology support services.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment (in millions, except percentages):

				Percentage					Percentage
				of Total					of Total
				Revenues					Revenues
	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	June 30,		Percent	June 30,		June 30,		Percent	June 30,
	2023	2022	Change	2023	2022	2023	2022	Change	2023	2022
Revenues less cost of revenues	$17.8	$16.6	7%	98%	99%	$36.3	$33.7	8%	98%	99%
Operating expenses	12.8	13.9	(8)%	70%	83%	26.6	28.6	(7)%	72%	84%
Operating income	$5.0	$2.7	85%	27%	16%	$9.7	$5.1	90%	26%	15%
EBITDA (1)	$9.7	$8.1	20%	53%	48%	$19.6	$16.3	20%	53%	48%
EBITDA margin (2)	54.5%	48.8%	*	*	*	54.0%	48.4%	*	*	*
*	Not meaningful
(1)	See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $1.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in net transaction and clearing fees driven by a 7% increase in ADNV, partially offset by a 2% decrease in net capture. For the three months ended June 30, 2023, operating income for the Global FX segment increased $2.3 million compared to the three months ended June 30 2022 due to an increase in revenues less cost of revenues and a decrease in operating expenses. Operating expenses decreased $1.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to decreases in compensation and benefits and professional fees and outside services.

Revenues less cost of revenues increased $2.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in net transaction and clearing fees driven by a 7% increase in ADNV, partially offset by a 1% decrease in net capture. For the six months ended June 30, 2023, operating income for the Global FX segment increased $4.6 million compared to the six months ended June 30, 2022 primarily due to an increase in revenues less cost of revenues and a decrease in operating expenses. Operating expenses decreased $2.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to decreases in professional fees and outside services and compensation and benefits.

Digital

The following summarizes revenues less cost of revenues, operating expenses, operating loss, EBITDA, and EBITDA margin for our Digital segment (in millions, except percentages):

					Percentage								Percentage
					of Total								of Total
					Revenues								Revenues
	Three Months Ended				Three Months Ended				Six Months Ended				Six Months Ended
	June 30,			Percent	June 30,				June 30,			Percent	June 30,
	2023		2022	Change	2023		2022		2023		2022	Change	2023		2022
Revenues less cost of revenues	$(1.2)		$—	* %	*	%	—%		$(2.5)		$—	* %	*	%	—%
Operating expenses	9.8		473.6	(98)%	*	%	*	%	19.9		473.6	(96)%	*	%	*	%
Operating loss	$(11.0)		$(473.6)	(98)%	*	%	*	%	$(22.4)		$(473.6)	(95)%	*	%	*	%
EBITDA (1)	$(9.1)		$(471.1)	(98)%	*	%	*	%	$(18.7)		$(471.1)	(96)%	*	%	*	%
EBITDA margin (2)	*	%	—%	*	*		*		*	%	—%	*	*		*
*	Not meaningful

(1) See footnote (2) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.

(2) EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $1.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to the contra-revenue recorded in connection with the non-recourse notes accounted for as options. For the three months ended June 30, 2023, operating loss for the Digital segment decreased $462.6 million compared to the three months ended June 30, 2022 primarily due to $460.1 million impairment of goodwill in the second quarter of 2022, which did not recur in 2023, partially offset by an increase in compensation and benefits.

Revenues less cost of revenues decreased $2.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the contra-revenue recorded in connection with the non-recourse notes accounted for as options. For the six months ended June 30, 2023, operating loss for the Digital segment decreased $451.2 million compared to the six months ended June 30, 2022 primarily due to $460.1 million impairment of goodwill in the second quarter of 2022, which did not recur in 2023, partially offset by an increase in compensation and benefits.

See Note 17 (“Stock-Based Compensation”) for additional information on the syndication.

Liquidity and Capital Resources

Below are charts that reflect elements of our capital allocation:

We expect our cash on hand at June 30, 2023 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility and potentially participating in future financing transactions to obtain additional capital will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, such as under the Term Loan Agreement, which matures on December 15, 2023, any dividends, potential strategic acquisitions, opportunities for common stock repurchases under the previously announced program, and payouts related to the unfavorable decision in the Section 199 litigation. See Note 10 (“Debt”) of the condensed consolidated financial statements for further information.

Cboe Clear Europe also has a €1.25 billion committed syndicated multicurrency revolving and swingline credit facility agreement with Cboe Clear Europe as borrower and the Company as guarantor of scheduled interest and fees on borrowings (but not the principal amount of any borrowings) (the “Facility”). The Facility is available to be drawn by Cboe Clear Europe towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through Cboe Clear Europe’s clearing system and (b) financing any other liability or liquidity requirement of Cboe Clear Europe incurred in the operation of its clearing system. Borrowings under the Facility are secured by cash, eligible bonds and eligible equity assets deposited by Cboe Clear Europe into secured accounts. As a result, should the Facility be drawn by Cboe Clear Europe it could potentially impact Cboe Clear Europe’s liquidity, and we can give no assurance that this Facility will be sufficient to meet all of such obligations or sufficiently mitigate Cboe Clear Europe’s liquidity risk to meet its payment obligations when due. Additionally, a default of the Facility may allow lenders, under certain circumstances, to accelerate any related drawn amounts and may result in the acceleration of the Company’s other outstanding debt to which a cross-acceleration or cross-default provision applies, which may limit the Company’s liquidity, business and financing activities. The Facility was amended on June 29, 2023, which extended the term of the facility through June 28, 2024.

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

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of June 30, 2023 decreased $19.1 million from December 31, 2022 primarily due to principal payments of current portion of long-term debt, outflows from cash dividends, and share repurchases, partially offset by the results of operations. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $227.2 million as of June 30, 2023. The remaining balance was held in the United States and totaled $186.4 million as of June 30, 2023. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include deferred compensation plan assets, as well as investments with original or acquired maturities longer than three months, but that mature in less than one year from the balance sheet date and are recorded at fair value. As of June 30, 2023 and December 31, 2022, financial investments consisted of U.S. Treasury securities and deferred compensation plan assets.

Cash Flow

The following table summarizes our cash flow data for the six months ended June 30, 2023 and 2022, respectively (in millions):

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by operating activities	$527.7	$625.4
Net cash used in investing activities	(42.8)	(772.9)
Net cash (used in) provided by financing activities	(348.7)	435.8
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	20.3	(15.8)
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$156.5	$272.5

	As of June 30,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$413.6	$373.3
Restricted cash and cash equivalents (included in margin deposits and clearing funds)	699.6	963.5
Restricted cash and cash equivalents (included in other current assets)	4.0	4.2
Customer bank deposits (included in margin deposits and clearing funds)	19.2	23.7
Total	$1,136.4	$1,364.7

Net Cash Flows Provided by Operating Activities

During the six months ended June 30, 2023, net cash provided by operating activities was $186.5 million higher than net income. The variance is primarily attributable to the change in restricted cash and cash equivalents, driven by margin deposits and clearing funds related to Cboe Clear Europe of $168.8 million and depreciation and amortization of $81.2 million, partially offset by the change in the Section 31 fees payable of $(37.3) million and the change in accounts payable and accrued liabilities of $(36.8) million for the three months ended June 30, 2023.

Net cash flows provided by operating activities were $527.7 million and $625.4 million for the six months ended June 30, 2023 and 2022, respectively. The change in net cash flows provided by operating activities was primarily due to the change in goodwill impairment, the change in Section 31 fees payable, and the change in accounts payable and accrued liabilities, partially offset by the change in net income, the change in benefit for deferred income taxes, and the change in accounts receivable for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities were $42.8 million and $772.9 million for the six months ended June 30, 2023 and 2022, respectively. The variance is primarily due to the change in acquisitions, net of cash acquired and proceeds from maturities of available-for-sale financial investments, partially offset by the change in purchases of available-for-sale financial investments for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Net Cash Flows (Used in) Provided by Financing Activities

Net cash flows (used in) provided by financing activities were $(348.7) million and $435.8 million for the six months ended June 30, 2023 and 2022, respectively. The variance is primarily attributable to proceeds from the long-term debt issuance of $663.6 million in the six months ended June 30, 2022, that did not recur in 2023, and principal payments of current portion of debt, partially offset by the change in payments of contingent consideration related to acquisitions for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Financial Assets

The following summarizes our financial assets, excluding margin deposits and clearing funds, as of June 30, 2023 and December 31, 2022 (in millions):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$413.6	$432.7
Financial investments	103.7	91.7
Less deferred compensation plan assets	(32.7)	(27.5)
Less cash collected for Section 31 fees	(81.6)	(93.7)
Adjusted cash (1)	$403.0	$403.2
(1)	Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments, minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of June 30, 2023 and December 31, 2022 (in millions):

	June 30,	December 31,
	2023	2022
Term Loan Agreement	$165.0	$305.0
3.650% Senior Notes	650.0	650.0
1.625% Senior Notes	500.0	500.0
3.000% Senior Notes	300.0	300.0
Less unamortized discount and debt issuance costs	(11.9)	(13.0)
Total debt	$1,603.1	$1,742.0

As of June 30, 2023 and December 31, 2022, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of June 30, 2023, we had an additional $400.0 million available through our revolving credit facility, with the ability to borrow another $200.0 million by increasing the commitments under the facility, subject to the agreement of the applicable lenders. Together with adjusted cash, we had $854.6 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends, net of regulatory capital requirements of $148.4 million as of June 30, 2023.

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

On August 16, 2022, President Biden signed into law H.R. 5376 (commonly known as the Inflation Reduction Act of 2022 or simply the “IRA”). Tax measures contained in the IRA include, among other items, a new excise tax of 1% on repurchases of stock by domestic corporations with stock traded on established securities markets. The amount on which the tax is imposed is reduced by the value of any stock issued by such corporation during the tax year and the tax generally applies to stock buy-back transactions occurring after December 31, 2022. This new tax is not expected to result in a material impact to the Company.

Under the program, for the three months ended June 30, 2023, the Company repurchased 61,141 shares of common stock at an average cost per share of $132.45, totaling $8.1 million. Since inception of the program through June 30, 2023, the Company has repurchased 19,576,581 shares of common stock at an average cost per share of $72.03, totaling $1.4 billion.

As of June 30, 2023, the Company had $139.8 million of availability remaining under its existing share repurchase authorizations.

Commercial Commitments and Contractual Obligations

As of June 30, 2023, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations, software development activities and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 10 (“Debt”) for a discussion of the outstanding debt, Note 12 (“Clearing Operations”) for information on Cboe Clear Europe and Cboe Digital’s clearinghouse exposure guarantees, and Note 22 (“Leases”) for discussion on operating leases and equipment leases.

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

In the six months ended June 30, 2023, there were no significant changes to our critical accounting estimates from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K.

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

Foreign Currency Exchange Rate Risk

Our operations in Europe, Canada and Asia are subject to increased currency translation risk as revenues and expenses are denominated in foreign currencies, primarily the British pound, Euro, Canadian dollar, Australian dollar, and Japanese Yen. We also have de minimis exposure to other foreign currencies, including the Philippine Peso, Singapore dollar, Hong Kong dollar, Swiss Franc, and Swedish Krona.

For the three and six months ended June 30, 2023, our exposure to foreign-denominated revenues less cost of revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	British		Canadian	British		Canadian
	Pounds (1)	Euros (1)	Dollars (1)	Pounds (1)	Euros (1)	Dollars (1)
Foreign denominated % of:
Revenues less cost of revenues	6.6%	3.0%	1.8%	6.1%	3.2%	1.8%
Operating expenses	9.0%	6.2%	4.8%	8.4%	5.9%	4.7%
Impact of 10% adverse currency fluctuation on:
Revenues less cost of revenues	$3.1	$1.4	$0.8	$5.7	$3.0	$1.7
Operating expenses	2.0	1.4	1.1	3.7	2.6	2.1
(1)	An average foreign exchange rate to the U.S. dollar for the period was used. See Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the table summarizing the changes in certain operational and financial metrics for more information.

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

Our primary exposure to this equity risk as of June 30, 2023 is presented by foreign currency in the following table (in millions):

	British		Canadian
	Pounds (1)	Euros (1)	Dollars (1)
Net equity investment in Cboe Europe Equities and Derivatives, Cboe Clear Europe, MATCHNow, and Cboe Canada	$647.2	$163.1	$493.0
Impact on consolidated equity of a 10% adverse currency fluctuation	64.7	16.3	49.3
(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds per U.S. dollar, Euros per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of June 30, 2023.

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

The Company is exposed to further credit risk through our clearing operations. Cboe Clear Europe holds material amounts of clearing participant collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as liquidity and market risks. Cboe Digital holds amounts of clearing participant collateral including cash and digital assets, which are held primarily to provide security of capital while minimizing credit risk as well as custody, valuation and market risks. The following is a summary of the risks associated with these deposits and how these risks are mitigated:

●	Credit Risk - The credit risk is predominantly in the event a clearing participant fails to meet a financial or contractual obligation and related to custodians and settlement banks. Cboe Clear Europe attempts to mitigate this risk through minimum participant requirements for clearing participants and monitoring their financial health. To cover potential loss to Cboe Clear Europe in the event of a clearing participant default, collateral is required from clearing participants. Besides potential defaults of clearing participants, the main credit risk faced by the clearinghouse is exposure to clearing participants when a trade fails to settle. To help mitigate this risk, a fail fee is charged to discourage late settlements. This fee covers Cboe Clear Europe’s costs but also acts as a deterrent as required by Regulation (EU) No 236/2012 on short selling, together with certain aspects of credit default swaps. Cboe Clear Digital sets minimum financial requirements on custodian institutions and any clearing member that may expose the clearinghouse to credit risk. The financial strength of custodians and such clearing members are monitored routinely. Furthermore, Cboe Digital requires clearing members to post collateral (full or margined, depending on the product eligible for clearing) or other forms of financial guarantee and their trading activities are subject to pre-trade checks enforced by Cboe Digital Exchange and administered by Cboe Clear Digital. On June 5, 2023, the CFTC approved an amended order of registration for Cboe Clear Digital to clear digital asset futures on a margined basis for futures commission merchants. The new products are intended to launch after the completion of internal and FCM readiness and the certification of required regulatory filings, including Cboe Digital Exchange self-certification to list and trade digital asset futures on a margined basis. As of June 30, 2023, Cboe Digital does not expect a material loss concerning credit risk on any member participant, custodian, or settlement bank.
●	Liquidity Risk - Liquidity risk is the risk Cboe Clear Europe may not be able to meet its payment obligations in the right currency, in the right place and at the right time. To help mitigate this risk, Cboe Clear Europe monitors its liquidity requirements closely and maintains funds and assets in a manner which attempt to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, holding funds with a central bank where possible or making only short-term investments serves to help reduce liquidity risks. Liquidity is mainly required for securities settlement. The payment and settlement obligations generally stem from the function of Cboe Clear Europe as a cash equity clearinghouse: shares are bought and sold by clearing participants on a trading platform or OTC, and netted to settle two days later. During the settlement the actual payment for and delivery of the shares take place, this process requires intraday liquidity. If counterparties, which receive shares against payment, are unable to settle, an overnight liquidity need arises. The overnight liquidity is typically very short term, and is usually limited to a few days.

●	Custody Risk – Cboe Digital holds customer digital clearing assets through accounts with third party custodians and, in the case of hot and warm wallets, through self-custody. Cboe Digital’s custody strategy is designed to maximize liquidity and efficient access to assets by making those assets readily available. Cboe Digital monitors its cash and the digital asset balances it maintains with custodians. Digital assets require control of one or more unique public and private keys relating to the local or online digital wallet in which the digital assets are held. The networks require one or more private keys relating to a digital wallet to authorize a spending transaction. If private keys are lost or destroyed, this could prevent the ability to transfer the corresponding digital asset. Security breaches, computer malware, and computer hacking attacks have been a prevalent concern in digital asset markets. Cboe Digital has committed to securely store digital assets it holds on behalf of users. As such, Cboe Digital may be liable to its users for losses arising from theft or loss of user private keys. Cboe Digital has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets within its control, and (iii) it has established security around custodial private keys to minimize the risk of theft or loss.
●	Valuation Risk - Cboe Digital is exposed to risk with respect to digital asset prices and valuations which are largely based on the supply and demand for those digital assets in financial markets. Cboe Digital’s valuation governance framework includes numerous controls and other procedural safeguards that are intended to maximize the quality of fair value measurements. New products and valuation techniques are reviewed and approved by senior management. Cboe Digital’s valuation process for digital assets are fair value estimates that are also validated by the finance control function independently. Independent price verification is performed by finance control through benchmarking fair value estimates with observable market prices or other independent sources. Reasonably designed controls and governance framework are in place and are intended to help ensure quality third-party pricing sources were used.
●	Market Risk – Cboe Clear Europe is also exposed to market risk in the event that a clearing participant defaults and the market prices of the securities in its open positions have moved adversely so the clearinghouse can only close out the participant’s obligations at a loss. To help mitigate market risk, Cboe Clear Europe collects collateral from clearing participants to cover for the probable loss during normal market conditions, together with contributions to the clearing fund to cover losses if a default occurred during extreme but plausible market conditions. Adverse movements in exchange rates affecting the value of obligations and collateral are factored into the calculation of the amount of collateral to be collected. To help ensure an orderly market, Cboe Digital maintains digital assets to support its clearing operations which may be subject to significant changes in value and therefore exposed to market risk with the fluctuation in market prices. Cboe Digital monitors this risk on a daily, weekly and monthly basis. The business model is such that Cboe Digital earns digital assets and at times may accumulate positions that are subject to market risk. Customer positions do have market risk based on daily activity and settlement prices.

On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations. Any such effects to date have been minimal.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of June 30, 2023 and 2022, our cash and cash equivalents and financial investments were $517.3 million and $441.8 million, respectively, of which $227.2 million and $179.5 million is held outside of the United States in various foreign subsidiaries in 2023 and 2022, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

As of June 30, 2023, we had $1,603.1 million in outstanding debt, of which $1,438.2 million relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. $164.9 million of the outstanding debt relates to the Term Loan Agreement, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. The overnight Treasury repurchase market underlying SOFR has experienced and may experience disruptions from time to time, which may result in unexpected fluctuations, including potentially higher rates, in SOFR. A hypothetical 100 basis point increase in interest rates relating to the amounts outstanding under the Term Loan Agreement as of June 30, 2023 would decrease annual pre-tax earnings by $1.6 million, assuming no change in the composition of our outstanding indebtedness. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the Cboe Clear Europe Credit Facility, as these facilities bear interest at fluctuating rates. As of June 30, 2023, there were no outstanding borrowings under our Revolving Credit Agreement or Cboe Clear Europe Credit Facility, respectively. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.

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
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during the second quarter 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase program

In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $1.6 billion. The program permits the Company to purchase shares, through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The Company repurchased 61,141 shares of its common stock under its share repurchase program during the second quarter of 2023 at an average cost per share of $132.45, totaling $8.1 million and had $139.8 million of availability remaining under its existing share repurchase authorizations as of June 30, 2023.

The table below shows the purchases of equity securities by the Company which settled during the three months ended June 30, 2023, reflecting the purchase of common stock under the Company's share repurchase program:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that May
			as Part of Publicly	Yet Be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or Programs
Period	Shares Purchased	Paid per Share	or Programs	(in millions)
April 1 to April 30, 2023	—	$—	—	$147.9
May 1 to May 31, 2023	—	—	—	147.9
June 1 to June 30, 2023	61,141	132.45	61,141	139.8
Total	61,141	$132.45	61,141

Purchase of common stock from employees

The table below reflects the acquisition of common stock by the Company in the three months ended June 30, 2023 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30, 2023	196	$136.76
May 1 to May 31, 2023	1,810	138.83
June 1 to June 30, 2023	—	—
Total	2,006	$138.63

Use of proceeds

None.

Item 3.       Defaults upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

Securities Trading Plans of Executive Officers and Directors

During the period from April 1, 2023, to June 30, 2023, our executive officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Date of Adoption of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Aggregate Number of Securities to Be Purchased or Sold
David Howson Executive Vice President, Global President	5/16/2023 (2)	5/3/2024

Sale of up to 8,000 shares of common stock, up to 9,734 shares of common stock to be issued upon the vesting of time-based restricted stock units, and up to 100% of the shares of common stock to be issued upon the vesting of 7,672 performance-based restricted stock units in several transactions.

(1) The trading plan may also expire on such earlier date as all transactions under the trading plan are completed.

(2) Intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6.       Exhibits.

Exhibit No.	Description

10.1

Amendment No. 12 to the Restated License Agreement, dated November 1, 1994, by and between Standard & Poor’s Financial Services LLC (as successor-in-interest to Standard & Poor’s, a division of McGraw-Hill, Inc.) and Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), dated March 9, 2013 (Filed herewith).+

10.2

Amendment and Restatement Agreement, dated June 29, 2023, by and among Cboe Clear Europe N.V., as borrower, Cboe Global Markets, Inc., as guarantor, Bank of America Europe Designated Activity Company, as co-ordinator and facility agent and Citibank N.A., London Branch as security agent relating to a Facility Agreement originally dated July 1, 2020, by and among the same parties (as previously amended and restated by way of an amendment and restatement agreement dated July 1, 2021, and June 30, 2022, respectively, and further amended and restated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34771) filed on July 5, 2023.

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

+ Refiled in redacted form in order to transition to the rules governing the filing of redacted exhibits under Regulation S-K Item 601(b)(10)(iv) and parallel rules. Certain confidential portions (as indicated therein) of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBOE GLOBAL MARKETS, INC.
Registrant

By:	/s/ Edward T. Tilly
Edward T. Tilly
Chief Executive Officer
Date: August 4, 2023

By:	/s/ Jill M. Griebenow
Jill M. Griebenow
Executive Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer
Date: August 4, 2023