Form 10-K
period 2023-12-31
Cboe Global Markets, Inc.
filed 2024-02-16
CIK 1374310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the Registrant's outstanding voting common equity held by non-affiliates was approximately $14.2 billion based on the closing price of $138.01 per share of common stock.

The number of outstanding shares of the registrant's common stock as of February 9, 2024 was 105,581,561 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cboe Global Market’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2023, are incorporated by reference in Part III.

CBOE GLOBAL MARKETS, INC.

2023 FORM 10-K

CERTAIN DEFINED TERMS

Throughout this document, unless otherwise specified or the context so requires:

●	“Cboe,” “we,” “us,” “our” or “the Company” refers to Cboe Global Markets, Inc. and its subsidiaries.
●	“ADV” means average daily volume.
●	“ADNV” means average daily notional value.
●	“AFM” refers to the Netherlands Authority for the Financial Markets.
●	“ATS” refers to an alternative trading system.
●	“Bats Global Markets” and “Bats” refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
●	“BIDS Trading” refers to BIDS Trading, L.P., a wholly-owned subsidiary of Cboe Global Markets, Inc. The ATS operated by BIDS Trading is not a registered national securities exchange or a facility thereof.
●	“BYX” refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“C2” refers to Cboe C2 Exchange, Inc. a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Asia Pacific” refers to Cboe Asia Pacific Holdings Limited (formerly known as Chi-X Asia Pacific Holdings Limited), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Australia” refers to Cboe Australia Pty Ltd. (formerly known as Chi-X Australia Pty. Ltd.), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Canada” refers to the former Aequitas Innovations, Inc. and Neo Exchange Inc. (commonly referred to as “NEO Exchange”), which were wholly-owned subsidiaries of Cboe Global Markets, Inc.
●	“Cboe Canada Inc.” is a wholly-owned subsidiary of Cboe Global Markets, Inc. and a recognized Canadian securities exchange. As of January 1, 2024, the Cboe Canada and MATCHNow entities have been amalgamated into Cboe Canada Inc.
●	“Cboe Chi-X Europe” refers to Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Clear Digital” refers to Cboe Clear Digital, LLC (formerly known as Eris Clearing, LLC), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Clear Europe” refers to Cboe Clear Europe N.V. (formerly known as European Central Counterparty N.V., formerly defined as “EuroCCP”), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Digital” refers to Cboe Digital Intermediate Holdings, LLC (formerly known as Eris Digital Holdings, LLC) and its subsidiaries. Prior to rebranding under the Cboe Digital name, Eris Digital Holdings, LLC and its subsidiaries operated under the “ErisX” name.
●	“Cboe Europe Equities and Derivatives” refers to the combined businesses of Cboe Europe and Cboe NL.
●	“Cboe Europe” refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the UK operator of our Multilateral Trading Facility (“MTF”), our Regulated Market (“RM”), and our Approved Publication Arrangement (“APA”) under its Recognized Investment Exchange (“RIE”) status.
●	“Cboe Fixed Income” refers to Cboe Fixed Income Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe FX” refers to Cboe FX Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Japan” refers to Cboe Japan Ltd. (formerly known as Chi-X Japan Ltd.), a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe NL” refers to Cboe Europe BV, a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
●	“Cboe Options” refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe SEF” refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“Cboe Trading” refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFE” refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“CFTC” refers to the U.S. Commodity Futures Trading Commission.
●	“CSD Br” refers to CSD Central de Serviços de Registro e Depósito aos Mercados Financeiro e de Capitais S.A., a Brazilian trade repository.
●	“CIRO” refers to the Canadian Investment Regulatory Organization.
●	“EDGA” refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“EDGX” refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
●	“ESMA” refers to the European Securities and Markets Authority.
●	“Exchanges” refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.

●	“FASB” refers to the Financial Accounting Standards Board.
●	“FCA” refers to the UK Financial Conduct Authority.
●	“FINRA” refers to the Financial Industry Regulatory Authority.
●	“GAAP” refers to Generally Accepted Accounting Principles in the United States.
●	“MATCHNow” refers to the former TriAct Canada Marketplace LP, a wholly-owned subsidiary of Cboe Global Markets, Inc., which was the operator of a Canadian ATS (known as “MATCHNow”).
●	“Merger” refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
●	“OCC” refers to The Options Clearing Corporation.
●	“OPRA” refers to Options Price Reporting Authority, LLC.
●	“SEC” refers to the U.S. Securities and Exchange Commission.
●	“SPX” refers to our S&P 500 Index exchange-traded options products.
●	“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
●	“VIX futures” or “VIX options” refers, as applicable, to our Cboe Volatility Index exchange traded options and futures products.

TRADEMARK AND OTHER INFORMATION

Cboe®, Cboe Global Markets®, Cboe Clear®, Cboe LIS®, Bats®, BIDS Trading®, BYX®, BZX®, Cboe Volatility Index®, CFE®, EDGA®, EDGX®, ErisX®, EuroCCP®, Hybrid®, LiveVol®, MATCHNow®, NANO®, Options Institute®, Silexx®, VIX®, and XSP® are registered trademarks, and Cboe Futures ExchangeSM, Cboe BIDS EuropeSM, Cboe DigitalSM, C2SM, f(t)optionsSM, HanweckSM, Nanos by CboeSM, The Exchange for the World StageSM, Trade AlertSM, and VIX1DSM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks and DSPXSM is a service mark of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.

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

Some factors that could cause actual results to differ include:

●	the loss of our right to exclusively list and trade certain index options and futures products;
●	economic, political and market conditions;
●	compliance with legal and regulatory obligations;
●	price competition and consolidation in our industry;
●	decreases in trading or clearing volumes, market data fees or a shift in the mix of products traded on our exchanges;
●	legislative or regulatory changes or changes in tax regimes;
●	our ability to protect our systems and communication networks from security vulnerabilities and breaches;
●	our ability to attract and retain skilled management and other personnel;
●	increasing competition by foreign and domestic entities;
●	our dependence on and exposure to risk from third parties;
●	global expansion of operations;
●	factors that impact the quality and integrity of our and other applicable indices;
●	our ability to manage our growth and strategic acquisitions or alliances effectively;
●	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
●	our ability to minimize the risks, including our credit, counterparty, investment, and default risks, associated with operating a European clearinghouse;
●	our ability to accommodate trading and clearing volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;
●	misconduct by those who use our markets or our products or for whom we clear transactions;
●	challenges to our use of open source software code;
●	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;
●	our ability to maintain BIDS Trading as an independently managed and operated trading venue, separate from and not integrated with our registered national securities exchanges;
●	damage to our reputation;
●	the ability of our compliance and risk management methods to effectively monitor and manage our risks;
●	restrictions imposed by our debt obligations and our ability to make payments on or refinance our debt obligations;
●	our ability to maintain an investment grade credit rating;
●	impairment of our goodwill, long-lived assets, investments or intangible assets;
●	the impacts of pandemics;
●	the accuracy of our estimates and expectations;

●	litigation risks and other liabilities; and
●	operating a digital asset business, and clearinghouse, including the expected benefits of our Cboe Digital acquisition, cybercrime, changes in digital asset regulation, losses due to digital asset custody, and fluctuations in digital asset prices.

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

PART I

Item 1.    Business

The following description of the business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Cboe Global Markets, Inc., the world's leading derivatives and securities exchange network, delivers cutting-edge trading, clearing and investment solutions to people around the world. Cboe provides trading solutions and products in multiple asset classes, including equities, derivatives, FX, and digital assets, across North America, Europe, and Asia Pacific. Above all, the Company is committed to building a trusted, inclusive global marketplace that enables people to pursue a sustainable financial future.

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates Cboe Europe, one of the largest stock exchanges by value traded in Europe, and owns Cboe Clear Europe, a leading pan-European equities and derivatives clearinghouse, BIDS Holdings, which owns a leading block-trading ATS by volume in the U.S., and provides block-trading services with Cboe market operators in Europe, Canada, Australia, and Japan, Cboe Australia, an operator of trading venues in Australia, Cboe Japan, an operator of trading venues in Japan, Cboe Digital, an operator of a U.S. based digital asset spot market and a regulated futures exchange, Cboe Clear Digital, an operator of a regulated clearinghouse, and Cboe Canada Inc., a recognized Canadian securities exchange. Cboe subsidiaries also serve collectively as a leading market globally for exchange-traded products (“ETPs”) listings and trading.

The graphic below provides a brief overview of Cboe’s history:

Cboe

50 YEARS OF HISTORY

1973
Cboe is founded, becomes first marketplace for trading listed options

1983
Cboe creates options based on the S&P 100 (OEX) and S&P 500 (SPX) Indices

1985
Cboe Options Institute established

1993
Cboe creates the Cboe Volatility Index (VIX)

Cboe VIX

2004
Cboe Futures Exchange (CFE) and VIX futures launch

2005
Bats Trading Inc. is founded

2008
Bats Europe and BZX Equities exchanges launch

2010
Cboe demutualizes and completes IPO

2015
Bats Global Markets acquires Hotspot FX

Cboe acquires LiveVol

2016
Bats Global Markets completes IPO, lists on BZX Exchange

2017
Cboe acquires Bats Global Markets, making Cboe Global Markets

Cboe acquires Silexx

2018
Cboe transfers the primary listings of its common stock to Cboe BZX Exchange

2019
Cboe completes technology migration of all options, equities and futures markets to one technology platform

2020
Cboe acquires Euro CCP, later rebranding to Cboe Clear Europe in 2022

Cboe acquires Hanweck, FT Options, Trade Alert, MATCHNow and BIDS Trading

2021
Cboe creates Data and Access Solutions division

Cboe acquires Chi-X Asia Pacific, expanding into Australia and Japan markets

Launches Cboe Europe Derivatives (CEDX)

2022
Cboe BIDS Canada launches

Cboe acquires ErisX and rebrands to Cboe Digital

Cboe acquires NEO, expanding its North America footprint

2023
Cboe commemorates its 50th anniversary, unveiling a reinvigorated brand identity as the Exchange for the World Stage

Cboe completes technology migrations in Australia and Japan, integrating Chi-X customers to the Cboe platform, and launches Cboe BIDS Australia & Cboe BIDS Japan

THE EXCHANGE FOR THE WORLD STAGE

Our Business

Cboe reports on the following six business segments:

●	Options. The Options segment includes options on market indices (“index options”), as well as on the stocks of individual corporations (“equity options”) and on ETPs such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”), which are “multi-listed” options and listed on a non-exclusive basis. These options are eligible to trade, as applicable, on Cboe Options, C2, BZX, EDGX, and/or other U.S. national security exchanges. Cboe Options is the Company’s primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on the Cboe Options trading floor in Chicago. C2 Options, BZX Options, and EDGX Options are all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data fees revenues generated from the consolidated tape plans, the licensing of proprietary options market data, index licensing, routing services, and access and capacity services.
●	North American Equities. The North American Equities segment includes U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform in the U.S. and Canada, and Canadian equities and other transaction services that occur on or through Cboe Canada Inc.’s order books. The North American Equities segment also includes listing services on Cboe Canada Inc., corporate and ETP listings on BZX, applicable market data fees revenues generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.
●	Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, exchange-traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities transaction services of Cboe Australia and Cboe Japan, operators of trading venues in Australia and Japan, respectively, along with equities transactions that occur on the BIDS Trading platform in Australia and Japan. Cboe Europe operates lit and dark books, a periodic auctions book, and Cboe BIDS Europe, a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019 and based in Amsterdam, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area (“EEA”) symbols. Cboe Europe Derivatives, a pan-European derivatives platform launched in September 2021, offers futures and options based on Cboe Europe equity indices, and single stock options. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia and Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.
●	Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services.
●	Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX fully electronic trading platform, non-deliverable forward FX transactions (“NDFs”) offered for execution on Cboe SEF, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. The segment includes transaction services for U.S. government securities executed on the Cboe Fixed Income fully electronic trading platform.
●	Digital. The Digital segment includes a U.S. based digital asset spot market, a regulated futures exchange, and a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services.

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

Executive Transitions

On July 6, 2023, Brian Schell, former Executive Vice President, Chief Financial Officer and Treasurer, announced his departure from the Company to pursue a new professional opportunity outside of the exchange industry. Jill Griebenow, Senior Vice President, Chief Accounting Officer, was appointed to serve as Executive Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer effective July 10, 2023, and currently serves as Executive Vice President, Chief Financial Officer.

On September 18, 2023 (the “Effective Date”), Edward T. Tilly, former Chief Executive Officer of the Company, resigned and voluntarily terminated his employment with the Company. Mr. Tilly also resigned as Chairman of the Company’s Board of Directors, effective as of the Effective Date. Mr. Tilly’s resignation followed the conclusion of an investigation led by the Board of Directors and outside independent counsel that was launched in late August 2023. The Board of Directors determined that Mr. Tilly did not disclose personal relationships with colleagues, which violated the Company’s policies and stands in stark contrast to the Company’s values. The conduct was not related to and does not impact the Company’s strategy, financial performance, technology and market operations, financial reporting or internal controls over financial reporting. Following Mr. Tilly’s resignation, Fredric J. Tomczyk, an existing director of the Company, was appointed as Chief Executive Officer of the Company, effective as of the Effective Date. As a result of Mr. Tomczyk’s appointment as Chief Executive Officer, Mr. Tomczyk stepped down from the Board of Directors’ Compensation Committee and Finance and Strategy Committee as of the Effective Date. Also as of the Effective Date, William M. Farrow III was appointed as non-executive Chairman of the Board of Directors (in substitution of his prior role as Lead Director of the Board of Directors).

Competitive Strengths

Cboe is a leading provider of market infrastructure and tradable products across cash and spot markets, derivatives markets, and data and access solutions. Cboe delivers cutting-edge trading, clearing and investment solutions across the globe through a comprehensive ecosystem that helps drive innovation and growth.

Key Growth Strategy Initiatives

Our strategy is to build one of the world’s largest global derivatives and securities networks to create value and drive growth by:

●	Innovating to capture growing demand for trading products and data services, globally. We plan to increase access to data products and trading solutions, provide unrivaled transaction capabilities, and have a global presence in the highest value markets. In 2023, we delivered on this initiative by expanding the use of zero days to expiry (0-DTE) products, expanding Cboe Global Indices to Europe, launching the 1-Day Volatility Index (VIX1D), designed to measure volatility over the current trading day, launching the Cboe S&P 500 Dispersion Index (DSPX), a volatility index designed to measure expected dispersion in the S&P 500 Index, launching new options on futures on two corporate bond index products, and launching four new Credit VIX Indices, designed to provide a VIX Index-like measures for credit market volatility.
●	Unlocking the value capabilities of our ecosystems to increase efficiency and better serve customers. We aim to unlock the value, capabilities, and efficiencies of our ecosystems to increase efficiency and utilize our client coordination model to better serve our customers. We leverage industry-leading technology, apply a non-siloed integration approach to expand ecosystems and fuel our flywheel and generate strong free cash flow as we improve operating efficiency. In 2023, we delivered on this initiative by completing the migration of Cboe Australia and Cboe Japan to the Cboe technology platform, launching BIDS in Australia and Japan, successfully integrating Cboe Canada (which was the trade name of the former Aequitas Innovations Inc. and Neo Exchange Inc.) and the MATCHNow ATS into Cboe Canada Inc., a recognized Canadian securities exchange, and launching the Cboe Theoretical Options Pricing Service.
●	Growing by accessing untapped addressable markets. We are expanding and diversifying our revenue opportunity set through organic investment and merger and acquisition activity. In 2023, we delivered on this initiative by expanding into pan-European single stock options and completing phase 1 of our initiative to offer options on leading European companies, adding extended trading hours for corporate bond index futures, developing plans to introduce a clearing service for securities financing transactions through Cboe Clear Europe, announcing and then launching in January 2024 margined futures on Bitcoin and Ether, Cboe FX successfully trading U.S. Treasury products, and launching Cboe Global Listings, the first-of-its-kind, global listing network facilitating worldwide access to capital and secondary liquidity for companies and ETFs, and successfully attracting its first intralisted corporate issuer to the global platform.

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

SPX Options

The S&P 500 Index is an index comprised of 500 large-cap U.S. listed companies. It is one of the most commonly followed indices and is considered a bellwether for the U.S. economy. The SPX options we offer on the S&P 500 Index are exclusive to Cboe and contribute substantially to our volumes and transaction fees. Because of the S&P 500 Index’s status as a bellwether, SPX options are used in many different trading strategies by customers with different goals, including pension funds hedging their equity exposure by buying put options, asset managers seeking enhanced returns by selling covered call options and hedge funds using risk-managed strategies to capture so-called “risk premia” embedded in option prices. We also offer zero days to expiry (0-DTE) products, Mini- and Nano-SPX options, FLEX- and FLEX micro-SPX options, and SPX Weeklys options, which have settlements on Mondays, Tuesdays, Wednesdays, Thursdays, Fridays and on the last trading day of each month and 24x5 trading in SPX options. We believe these additional expirations provide customers with more precision when hedging overall portfolio risk.

Volatility Trading

Cboe pioneered the trading of exchange-traded volatility products with its introduction of VIX futures in 2004 and VIX options in 2006. The VIX Index (as defined below), although not directly tradable, is based on the mid-point of real-time quotes of SPX options and is designed to reflect investors’ consensus view of future 30-day expected stock market volatility. The VIX Index methodology provides the basis for the creation of VIX options and futures. The final settlement value of VIX options and futures is determined on their expiration date through a Special Opening Quotation (“SOQ”) of the VIX Index. The SOQ calculation uses opening trade prices of selected options; unless there is no opening price, in which case the opening price used in the SOQ calculation is the midpoint of the highest bid and lowest offer at the time of the opening. Since we started offering these products, we have seen trading from a number of different customer segments utilizing a number of different trading strategies, including hedging extreme stock market declines, also known as “tail risk” hedging, and risk-managed strategies that seek to capture the relative price changes of expected volatility at different times in the future. We also offer the 1-Day Volatility Index (VIX1D), VIX Weeklys options and futures, mini VIX futures, and 24x5 trading in VIX options and futures to provide investors with additional tools to trade volatility.

Proprietary Indices

We also calculate and disseminate proprietary indices that are licensed for use by third parties or are used as the basis for Cboe proprietary products. These proprietary indices are built both through our in-house research and development staff of the Data and Access Solutions business and our strategic relationships and license agreements with index providers, which are both described below in further detail. Our proprietary indices include:

●	volatility indices based on broad-based market indices, such as the S&P 500 and the Russell 2000,
●	volatility indices based on ETFs, and
●	options strategy benchmark indices, such as the Cboe BuyWrite, PutWrite and Collar indices based on the S&P 500 and Russell 2000, BuyWrite and PutWrite indices based on MSCI EAFE and MSCI Emerging Markets indices, and BuyWrite indices based on other broad-based market indices.

In addition to any transaction fee revenue generated from trading of products based on these indices on Cboe exchanges, we distribute these indices through the Cboe Global Index Feed index data subscription service and, together with index providers with whom we have strategic relationships, we license proprietary indices for third parties to use to create third-party indices and products. Accordingly, we generate revenue from proprietary indices by distributing them for reference purposes, using them as the basis for proprietary products and licensing them for use for third-party indices and products.

Strategic Index Provider Relationships

The Company has long-term business relationships with several providers of market indices. We license their indices, including on an exclusive basis, as the foundation for indices, index options and other products. The Company also agrees to work jointly with key providers to develop new products and services that are expected to capitalize on our core competencies and diversify our sources of revenue. Of particular note are the following:

●	S&P Global. We have the following licensing arrangements with S&P Global, Inc. subsidiaries:
o	S&P Dow Jones Indices. We have the exclusive right to offer exchange-listed options contracts in the United States on the S&P 500 Index, the S&P 100 Index, the S&P 500 ESG Index, and the S&P Select Sector Indices as a result of a licensing arrangement with S&P Dow Jones Indices, LLC (“S&P”). Our license from S&P is through December 31, 2033, with an exclusive license to trade options on the S&P 500 Index through December 31, 2032. We use the market data from the trading of options on the S&P 500 Index and S&P 100 Index for the creation of Cboe volatility indices, such as the Cboe Volatility Index (“VIX Index”), and to create tradable products on those volatility indices.
o	IHS Markit. Under our licensing agreement with IHS Markit Ltd. (acquired by S&P Global in 2022), we have a worldwide license through August 23, 2025 to offer options and futures on indices designed to reflect values of investment grade and high-yield U.S. corporate bonds. Unless either party elects otherwise, this agreement auto-renews for successive two-year periods. We offer futures and options on futures on high yield and investment grade corporate bond indices.
o	DJI Opco. We have the exclusive right during standard U.S. trading hours to offer listed options contracts in the United States on the Dow Jones Industrial Average (“DJIA”) and Dow 10 Index, and

non-exclusive rights to offer listed options on several other Dow Jones indices including the Dow Jones Utilities Average and Dow Jones Transportation Average. This licensing arrangement with DJI Opco, LLC (acquired by S&P in 2012) extends through December 31, 2033. We use market data from the trading of options on these indices to create Cboe volatility indices, variance indicators and BuyWrite indices, and we trade options and other products on these indices.
●	FTSE Russell. Under our license agreement with the London Stock Exchange Group’s (“LSEG”) leading global index franchises, Frank Russell Company and FTSE International Limited (together “FTSE Russell”), we have the exclusive or first right in the United States to offer listed options on more than two dozen FTSE Russell indices, which represent a diverse group of domestic and global equities with international appeal. Our exclusive license from FTSE Russell is through April 1, 2030. We offer options on the Russell 2000, Russell 1000, Russell 1000 Value and Russell 1000 Growth indices and mini-options on the Russell 2000 Index.
●	MSCI. We have an agreement with MSCI Inc. (“MSCI”) until December 31, 2031 in which we have the right to offer U.S.-listed options on several of MSCI’s indices including the MSCI EAFE and MSCI Emerging Markets indices. We use market data from the trading of the MSCI EAFE and MSCI Emerging Markets index options (among other inputs) to calculate volatility indices and several versions of BuyWrite and PutWrite strategy indices.

Data and Access Solutions

The Data and Access Solutions business provides an offering of market data and information solutions products across multiple asset classes and geographic regions that are designed to suit our customers’ diverse needs. The Data and Access Solutions business consists of three product groups:

●	Market Data and Access Services. Data products include real-time depth of book quotation information, auction and complex option information, top of book quotes and trades, last sale information, and consolidated equity feeds. In addition to market data, access services include all access and capacity products including connectivity, terminal and other equipment rights, maintenance services, trading floor space and permits for the opportunity to trade.
●	Cboe Global Indices. Services include index creation, calculation, licensing, and data dissemination. In addition to index data dissemination, through Cboe’s Global Indices platform, we distribute real-time cryptocurrency prices and indicative net asset values. See above for additional information regarding our proprietary indices.
●	Risk and Market Analytics. Services include analytics and historical data with three areas of focus:
o	Data and Market Analytics. Services include aggregated equity and derivative market statistics, theoretical values, trading indicators, portfolio and margin risk, scenarios, and historical data from Cboe’s markets as well as third-party consolidated data.
o	Front-End Platforms. Cboe provides multiple trading solutions and services including Cboe Silexx, LiveVol Pro, FT Options and Trade Alert.
o	Connectivity. Services include FIX Order Routing, Trade Drop Copy Network, consolidated audit trail (“CAT”) reporting, and broker connectivity.

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

For CFE’s U.S. derivatives futures market, which is fully electronic, CFE utilizes a price-time market model, combined with a pricing model where all market participants generally pay fees, subject to specified exceptions.

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

For our cash and spot markets, BIDS Trading, the U.S. equities ATS market, which is fully electronic and is an independently managed and operated trading venue, separate from and not integrated with the Exchanges, utilizes a sponsored access model to provide anonymous executions in NMS stocks. BIDS Trading provides numerous order types, including both firm and conditional orders. All orders matched within BIDS Trading are executed at or better than the National Best Bid and Offer (“NBBO”). BIDS Trading charges fees based on disclosed, objective criteria: (i) means of access; (ii) the type of order; and (iii) the total volume of executions during the calendar month. Cboe and BIDS Trading collaborate in operating similar venues with our cash and spot markets in Australia, Canada, Europe, and Japan.

In Canada, for our cash and spot markets, Cboe Canada Inc., a recognized Canadian securities exchange, which is fully electronic, offers four order books: NEO-L, which provides resting orders with priority over high-frequency orders and combines a maker-taker pricing model with a NEO trader priority; NEO-N, which prioritizes larger resting orders over smaller orders, imposes a speed bump, and displays volume aggregate by price, with a taker-maker pricing model; NEO-D, which allows participants to submit marketable and resting orders with specified parameters and NEO trader priority with size-time priority, with a taker-maker pricing model; and MATCHNow, which combines frequent call matches and continuous execution opportunities in a confidential trading book, using real-time quotes for protected transparent Canadian markets, accepting both firm and conditional orders, and matching firm orders at three levels of price improvement. Trading fees are typically calculated as a function of trade volume and share price.

In Europe, we operate a number of market models, including continuous Lit orderbooks, periodic auction orderbooks, dark midpoint orderbooks, a post-closing cross, as well as BIDS Europe. Fees are typically charged on an ad valorem basis based on traded notional value, and are differentiated by orderbook, by order type, by monthly value traded, and in the case of Lit orderbooks by liquidity providing/taking orders where (on a subset of orderbooks) a rebate may be paid to the provider of passive liquidity. Following the implementation of the Directive on Markets in Financial Instruments (Directive 2014/65/EU) (“MiFID II”), for the derivatives and cash and spot markets, rebates are generally available if they are tied to a market making scheme or specific service.

In Australia, for our derivatives and cash and spot markets, Cboe Australia, a regulated stock exchange, which is fully electronic, utilizes a model that charges a different ad valorem fee rate depending on whether a participant is making or taking liquidity. Fee waivers are also provided to participants registered as market makers, but payments for order flow are prohibited.

In Japan, for our cash and spot markets, Cboe Japan, offers two fully electronic displayed markets, Cboe-Alpha, which utilizes a price-time market model, combined with the “maker-taker” pricing model and Cboe-Select, which utilizes a price-time retail customers focused market model, combined with the “taker-maker” pricing model. Cboe Japan also offers two fully electronic non-displayed markets, Cboe-Match, which matches volume-weighted average price (“VWAP”) orders during pre-market hours and Cboe BIDS Japan, which utilizes a price-time market model aiming for primary market mid-point trades.

For our FX spot markets, the Cboe FX platform utilizes a price-firmness-time priority market model, combined with a pricing model where users are charged either a flat or tiered commission rate based upon the notional amount traded on the platform. For our FX NDF markets, Cboe SEF utilizes a price-firmness-time priority market model and charge a flat commission based upon the notional amount traded on the platform and the capacity in which a participant is trading. Cboe Digital, which is fully electronic, for our digital asset spot and futures markets, utilizes a price-time priority model.

Our markets also charge fees for the opportunity to trade or access our markets, including fees for trading-related functionality. To facilitate trading, we also charge fees for certain technology services, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services.

Listing

Cboe operates five listing venues across the globe that are structured and designed, in the U.S. and Canada, for all types of equity instruments, such as ETPs, corporate securities, warrants and depositary receipts, while in the UK and EU they support ETPs only. In Australia, both ETPs and warrants are supported. Over the course of 2023, Cboe added approximately 800 listings across the globe and had approximately 2,080 listings for the year ended December 31, 2023. Cboe also launched Cboe Global Listings in June of 2023, the first-of-its-kind, global listing network facilitating worldwide access to capital and secondary liquidity for companies and ETFs, and successfully attracted its first intralisted corporate issuer to the global platform.

Clearing

Our subsidiary Cboe Clear Europe, a European central counterparty (“CCP”), provides post-trade clearing services, to stock exchanges, multilateral trading facilities and for over-the-counter equities trades and exchange-traded derivatives trades. Cboe Clear Europe acts as a central counterparty that, for its clearing participants, becomes the buyer to every seller and the seller to every buyer. As a result, it guarantees the timely performance of the settlement obligations of buyers and sellers and takes on the risk of the performance of the transactions that it clears. Additionally, as a Financial Market Infrastructure, Cboe Clear Europe is subject to strict business continuity requirements and regulatory oversight. In 2023, Cboe Clear Europe provided CCP protection for an average of €44 billion of cleared value on a daily basis. Through the process of netting, in 2023, Cboe Clear Europe eliminated 71%, or €31 billion of the average daily cleared value, leaving an average daily settlement value of €13 billion. In 2022, Cboe Clear Europe provided CCP protection for an average of €48 billion of cleared value on a daily basis. Through the process of netting, in 2022, Cboe Clear Europe eliminated 71%, or €34 billion of the average daily cleared value, leaving an average daily settlement value of €14 billion.

Cboe Clear Digital is a digital asset clearinghouse and central counterparty that provides clearing and settlement of digital asset trades for its affiliate, Cboe Digital Exchange. Cboe Clear Digital clears cryptocurrencies from 50 U.S. jurisdictions authorized by license or not subject to licensing. In 2023, Cboe Clear Digital cleared $18 billion in notional volume. In 2022, for the period subsequent to the acquisition, Cboe Clear Digital cleared $4 billion in notional volume.

Customers

Our customers generally include financial institutions, trading platforms, institutional and individual investors, and professional traders. Our equities and options customers in the United States include trading permit holders and members (as applicable) of Cboe Options, C2, BZX, BYX, EDGX, and EDGA, which are SEC-registered broker-dealers, and the customers of those broker-dealers. Our Canadian equities customers include members of Cboe Canada Inc., which are Canadian registered investment dealers. Our Australian customers include trading participants of Cboe Australia, which are Australian registered investment dealers, and certain clients of those dealers. Our Japanese customers include participants of Cboe-Alpha, Cboe-Select, Cboe-Match and Cboe BIDS Japan, which are Japanese registered broker-dealers, and certain clients of those dealers. Our ATS equities participants in the United States include subscribers of

BIDS Trading, which are SEC-registered broker-dealers, and certain customers of those broker-dealers. Our futures customers include banks, futures commission merchants and their customers, hedge funds, asset managers, proprietary trading firms, and Commodity Trading Advisors. Similarly, our equities’ customers in Europe are European Union (“EU”) regulated brokerage and proprietary trading firms, as well as sponsored access clients of these brokerage firms and certain non-EU regulated and unregulated direct access participants. Cboe Clear Europe clears equities, equity like instruments traded on 47 European trading segments. Cboe Clear Europe also clears equity derivative instruments traded on Cboe NL. Cboe Clear Europe clearing participants include EEA regulated banks and brokerage trading firms. Our institutional global FX customers include banks, broker-dealers, hedge funds, asset managers, proprietary trading firms, Commodity Trading Advisors, and corporates. Our digital asset customers in the U.S. include SEC-registered broker-dealers, the customers of those broker-dealers, financial institutions, trading platforms, institutional and individual investors, futures commission merchants, introducing brokers, and professional traders. Access to our markets and trading rights and privileges depend upon the nature of the customer, such as whether the individual or firm is (or is eligible to become) a trading permit holder, trading privilege holder, member, participant, or subscriber of one of our markets.

Competition

The industry in which we operate is intensely competitive. We believe we face competition on a number of factors, including:

●	price, quality and speed of our trade and clearing execution;
●	functionality and ease of use of our trading and clearing platforms;
●	reliability, integrity, range and functionality of our products and services;
●	integrity of our marketplaces;
●	technological innovation and adaption;
●	our brand awareness; and
●	our reputation.

We believe that we compete favorably with respect to these factors through a variety of methods, including:

●	offering access to a broad array of products and services, including proprietary products and market data;
●	offering fee schedules and pricing models that both attract order flow and provide incentives to liquidity providers;
●	providing advanced technology that offers broad functionality, low latency, fast execution, ease of use, scalability, reliability and security;
●	offering efficient, transparent and liquid marketplaces;
●	offering deep and liquid markets with opportunities for price improvement;
●	offering broad trading platform access in the EU;
●	offering efficient and transparent clearing services designed to help maximize netting opportunities;
●	maintaining close relationships with customers; and
●	providing customers with a comprehensive source of information on options and ETPs as well as extensive options education.

In our proprietary products, we compete against other futures exchanges and swap execution facilities that offer similar products, as well as against financial market participants that offer similar over-the-counter derivatives. We also compete against certain multi-listed options products, such as SPY options and cash settled index options, which may offer similar market exposure of our proprietary products, such as SPX options.

The multi-listed options industry is extremely competitive. We expect this trend to continue. As of December 31, 2023, our four options exchanges compete with 13 other U.S. options exchanges, in large part due to existing exchange holding companies opening new exchanges that offer different markets and pricing models on existing technology. Most of the equity and ETP options listed and traded on our exchanges are also listed and traded on the other exchanges. In addition, the options exchanges that we compete with set fees and rebates to attract multi-listed options business to their exchanges, which has historically reduced the net revenue per contract that we generate from multi-listed options, and the options exchanges that we compete with structure their options businesses in partnership with established market participants, such as consolidators, and other order flow providers, to increase their volume traded.

Our U.S. equities and the BIDS Trading ATS compete against 12 other equities exchanges as of December 31, 2023, and over 25 other ATSs and single dealer platforms. Market participants have multiple venues for the execution of orders, including national securities exchanges and numerous off-exchange venues, including other ATSs and broker-dealers that internalize orders off-exchange. Additionally, corporate and ETP issuers have multiple venues they can choose from in the listing of their products. In Canada, our recognized Canadian securities exchange, Cboe Canada Inc., competes with several Canadian exchanges and ATSs. In Australia, our exchange, Cboe Australia, competes with other Australian exchanges and ATSs. In Japan, our equities exchanges and ATSs, compete with several Japanese exchanges and other ATSs.

The market for execution and clearing services in Europe became more competitive following the introduction of MiFID II and the Regulation on Markets in Financial Instruments (Regulation (EU) No 600/2014) (“MiFIR”). Our major competitors in Europe include national stock exchanges, other pan-European MTFs, systematic internalizers, and other European clearinghouses.

The global FX market remains severely fragmented, with transparent automated marketplaces such as Cboe FX challenging a small number of similarly situated competitors. While the global FX market has experienced a shift from competing interbank platforms to ECNs, the electronification of the spot and NDF FX market may encounter resistance from customers that still prefer to utilize the phone, instant chats, terminals and key banking relationships for price discovery and trading. Furthermore, electronification of the FX market appears to be experiencing more resistance outside the U.S. The electronic spot FX market is also intensely competitive, with over 10 other venues competing for market share as of December 31, 2023. Cboe measures and reports on market share against a narrower set of competitors, included in those venues.

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

Technology

Cboe Trading Technology

The trading platform for our equities, options, and futures markets is developed, owned, and operated in-house and is designed to optimize reliability, speed, scalability, and versatility. Our exchanges provide different market models, appealing to different user bases, and the trading technologies support all of them. Further, the technologies are designed to support many specialized features for each of the markets, such as: dark pools, trade reporting facility, systematic internalizer, Large-in-Scale, smart order routing, FLEX options, 24x5 trading, and hybrid trading (combining electronic and open outcry). In addition, Cboe and its applicable subsidiaries operate separate trading and/or clearing platforms, as applicable, for BIDS Trading, certain Cboe Canada Inc. order books, Cboe Digital, Cboe Clear Europe, and Global FX.

Our trading platforms have generally experienced very low operational downtime and low latency. The trading platforms use readily available hardware, thereby minimizing capital outlays required for each new market entry. Also, in order to continue to implement new enhancements to our trading platforms, new releases of software are generally deployed routinely in all of the applicable markets.

Disaster Recovery

We operate and maintain geographically diverse disaster recovery facilities for all of our markets. We expect that the disaster recovery facilities can be up and running in a short period of time and in certain instances we work with our market participants to try to quickly reopen marketplaces. We regularly test our data center recovery plans and periodically carry out weekend tests using our back-up data centers, as well as an annual test with our U.S. trading participants. In Canada, as required by local regulations, Cboe Canada Inc. conducts internal testing of its disaster recovery data processing capabilities at least annually, and it participates in the bi-annual testing coordinated by CIRO. Cboe Australia and Cboe Japan conduct internal testing of their disaster recovery data processing capabilities at least annually. In Europe, we also regularly test our data center recovery plans and periodically carry out weekend tests which use our back-up data center, as well as an annual test with our European trading participants. We continue to work to improve both the availability of our technology and our disaster recovery facilities.

Emerging Technologies

We are exploring the potential use of new technologies, such as artificial intelligence (“AI”), machine learning, blockchain, distributed ledger technology, quantum computing, tokenization, the cloud, and other emerging technologies to potentially help drive new products, increase productivity, improve our self-regulatory oversight responsibilities, and increase automation of tasks.

Routing and Clearing

OCC is the sole provider of clearing on all of our U.S. options exchanges and CFE. National Securities Clearing Corporation (“NSCC”), a subsidiary of the Depository Trust and Clearing Corporation (“DTC”), is the sole provider of clearing on our U.S. listed equity exchanges. The Canadian Depository for Securities (“CDS”) is the sole provider of clearing on all equities transactions occurring on Cboe Canada Inc. With respect to Australian equities and derivatives, Cboe Australia delivers matched trades of its customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia. The Japan Securities Clearing Corporation (“JSCC”) is the sole provider of clearing on all equities transactions occurring on Cboe Japan’s Cboe-Alpha, Cboe-Select, Cboe-Match and Cboe BIDS Japan. BofA Securities, Inc. (“BOA”) is the sole provider of clearing on all equities transactions occurring on BIDS Trading. Cboe Europe Equities relies on LCH Limited and LCH SA (“LCH”), Cboe Clear Europe, and SIX x-clear Ltd (“SIX x-clear”) to clear trades in European listed equity securities and exchange traded products as part of an interoperable clearing model. For derivatives, Cboe NL relies on Cboe Clear Europe to clear both index and single stock derivative contracts. Cboe Clear Digital is the sole provider of clearing and settlement of all digital asset transactions occurring on Cboe Digital Exchange.

Cboe Trading is a routing broker-dealer used by our four U.S. equities exchanges and our four U.S. options exchanges, including the electronic platform portion of Cboe Options. Cboe Trading’s clearing firms are Wedbush Securities, Inc. (“Wedbush”) and Morgan Stanley & Co. LLC (“Morgan Stanley”).

Digital Assets and Recent Developments

Cboe Digital is an operator of a U.S. based digital asset spot market, a regulated futures exchange, and a regulated clearinghouse. As described in further detail below, Cboe Digital does not engage in proprietary trading activities and does not maintain a trading entity. Cboe Digital does not itself trade digital assets, does not trade on its own exchange, and does not maintain an affiliate trading entity for purposes of trading, market making, or liquidity provision on its exchange. Cboe Clear Digital maintains its own operating funds in separate bank accounts from its customer funds. Each bank account and digital wallet is appropriately titled in accordance with applicable regulatory requirements thus helping to ensure that customer assets are clearly denoted as such.

Cboe Digital takes several steps to isolate the digital assets held for customers from its own assets and to structure customer accounts in a way that reinforces customer ownership of digital assets. Primarily, Cboe Digital holds customer digital assets separate from its own assets in customer accounts, referred to as wallets, with long-term storage by a third party custody provider and licensed trust company. When Cboe Digital temporarily holds digital asset for customers to enable the inbound receipt and outbound transmittal of virtual currencies, customer digital assets are held in omnibus wallets titled for the benefit of customers of Cboe Digital. Digital assets of customers (but not those of Cboe Digital) are held together in the omnibus wallets, and Cboe Digital maintains the records of the amount and type of digital asset owned by each of its customers in the omnibus wallets. Cboe Digital does not hold its own corporate assets together with the customer digital assets in the omnibus wallets, other than corporate assets that are held in omnibus wallets to facilitate customer transactions relating to the digital assets contained in the omnibus wallet, including in order to pay customary transaction fees and expenses. Because Cboe Digital does not have a trading entity for proprietary or liquidity trading purposes, Cboe Digital maintains its own digital assets only to facilitate customer trading. Cboe Digital does not currently pledge, rehypothecate, or invest customer digital assets, although its customer agreements and rulebook permit it to do so in the future. Additionally, Cboe Digital does not otherwise use customer digital assets for its own corporate or business purposes.

Further, Cboe Digital holds customer digital clearing assets through accounts with third party custodians and, in the case of hot and warm wallets, through self-custody. Cboe Digital’s custody strategy is designed to maximize liquidity and efficient access to assets by making those assets readily available. Cboe Digital monitors its cash and the digital asset balances it maintains with custodians. Digital assets require control of one or more unique public and private keys relating to the local or online digital wallet in which the digital assets are held. The networks require one or more private keys relating to a digital wallet to authorize a spending transaction. If private keys are lost or destroyed, this could prevent the ability to transfer the corresponding digital asset. Security breaches, computer malware, and computer hacking attacks have been a prevalent concern in digital asset markets. Cboe Digital has committed to securely store digital assets it holds on behalf of users. As such, Cboe Digital may be liable to its users for losses arising from theft or loss of user private keys. Cboe Digital has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets within its control, and (iii) it has established security around custodial private keys to minimize the risk of theft or loss.

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

Cboe Clear Digital clears cryptocurrencies from 50 U.S. jurisdictions authorized by license or not subject to licensing. Cboe Clear Digital performs a guarantee function whereby Cboe Clear Digital helps to ensure that the obligations of the transactions it clears are fulfilled. Spot trading is either cleared on a fully funded basis or by providing non-material daily trading limits to certain well-qualified institutional clearing members. In order to help mitigate the impact of any potential default by such a clearing member, extension of any trading limits is accompanied by performing credit due diligence, requiring posting of collateral or other forms of financial guarantee and hard pre-trade limits. Cboe Digital does not allow access from unauthorized or impermissible jurisdictions, and has taken active steps to help prevent such access and to help prevent circumvention of our controls. To help ensure an orderly market, Cboe Digital maintains digital assets to support its clearing operations which may be subject to significant changes in value and therefore exposed to market risk with the fluctuation in market prices. Cboe Digital monitors this risk on a daily, weekly and monthly basis. The business model is such that Cboe Digital earns digital assets and at times may accumulate positions that are subject to market risk. Customer positions do have market risk based on daily activity and settlement prices.

While Cboe Digital and its vendors have experienced cybersecurity threats and events of varying degrees, we are not aware of any of these threats or events having a material impact on Cboe Digital’s business, financial condition or operating results to date. However, there can be no assurance that we or our vendors and custodians will not experience future threats or events that may be material. If any such threats or events materialize, we may be subject to contractual restrictions, liability and damages, loss of business, penalties, unfavorable publicity, and increased scrutiny by regulators, which may have an adverse effect on our business.

The bankruptcy of FTX and the bankruptcies of other digital asset platforms has brought increased scrutiny to the digital asset industry. FTX’s bankruptcy and the bankruptcies of other digital asset platforms did not have a direct material effect on Cboe’s overall business or financial condition in 2023.

Cboe Digital launched trading and clearing in margin futures on Bitcoin and Ether on January 11, 2024. With this launch, Cboe Digital became the first U.S. regulated crypto native exchange and clearinghouse to enable both spot and leveraged derivatives trading on a single platform.

See “Risk Factors” for more information regarding Cboe Digital.

Regulatory Environment and Compliance

Various aspects of our business are subject to regulation by the SEC, CFTC, FINRA, the New York Department of Financial Services (“NYDFS”), various state regulators, CIRO, the Canadian Securities Administrators (and, in particular, the Ontario Securities Commission or “OSC”), the Australian Securities & Investments Commission (“ASIC”), JFSA, JSDA, ESMA, FCA, the Central Bank of the Netherlands (“DNB”), AFM, Bank of England, and other international regulatory authorities where our exchanges or Cboe Clear Europe may be authorized to act as foreign exchanges or provide clearing services, and market participants may be subject to regulation by the SEC, CFTC, FINRA, National Futures Association (“NFA”), FCA, Board of Governors of the Federal Reserve, U.S. Department of the Treasury and/or

foreign regulators. The following is a discussion of the more significant areas of regulation of us by the SEC, the CFTC, and certain European regulators.

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

Volume Based Pricing Proposal

On October 18, 2023, the SEC released a proposed rule that would impact the way in which volume based discounts are applied (“Volume Based Proposal”). If adopted, this Volume Based Proposal would prohibit national securities exchanges, including Cboe’s equities exchanges, BZX, BYX, EDGX, and EDGA, from offering volume-based transaction pricing in connection with the execution of agency or riskless principal orders in NMS stocks. Although the new rules do not appear likely to have a near term material impact, the new rules may have a long term material impact on our business, financial condition and operating results if, for example, there is a reduction of overall volumes, liquidity, or market share on Cboe’s equities exchanges, BZX, BYX, EDGX, and EDGA. See “Risk Factors” for more information.

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

These included proposals to:

●	Create a European Single Access Point (“ESAP”) which will be a common source of public, free information about EU companies and investment products, regardless of where in the EU they are located or originated.
●	Amend the ELTIF framework to promote long-term investments through European Long-Term Investment Funds (“ELTIFs”).
●	Make funding more diversified for companies by reviewing the Alternative Investment Fund Managers Directive (“AIFMD”).
●	Enhance market transparency by reviewing the Markets in Financial Instruments Regulation (“MiFIR”).
●	Create a binding, comprehensive information and communication technology risk management framework for the EU financial sector through the Digital Operational Resilience Act (“DORA”).

Many of the above initiatives have been legislated for and are now in the process of being implemented. Further detail on the MiFIR review is provided below.

OTC Derivatives, Central Counterparties and Trade Repositories

Regulation (EU) No 648/2012 of the European Parliament and of the Council of July 4, 2012 on OTC derivatives, central counterparties and trade repositories (the “European Market Infrastructure Regulation” or “EMIR”) sets out rules relating to over-the-counter (“OTC”) derivatives markets, central counterparties and trade repositories. EMIR was enhanced and amended by EMIR REFIT and EMIR 2.2. In December 2022, the EU Commission published a proposal to further amend EMIR with the primary goal of making EU clearing services more attractive to market participants. This proposal is currently going through the usual legislative procedure.

In addition, regulation governing the authorization and supervision of Central Securities Depositories (“CSDR”) was approved in September 2014, with the publication of most “Level 2” Regulatory Technical Standards in March 2017, with implementation in March 2019. Rules in relation to the calculation and collection of cash penalties have come in to force in February 2022. In November 2022, ESMA published a proposal to amend CSDR to simplify the cash penalties process for cleared transactions. This proposal has since been adopted and will come into force in September 2024. Furthermore, CSDR Refit has been adopted and will come into force from the 1st of May 2024 onwards depending on the specific articles.

The Central Counterparty Recovery and Resolution Regulation (“R&R Regulation”) was published in the Official Journal of the EU on January 22, 2021, which resulted in an increase in the amount of prefunded capital Cboe Clear Europe is required to maintain. This additional prefunded capital is required to be drawn before any recovery measures can be taken by the CCP. On July 12, 2021, and November 18, 2021, ESMA proposed a set of level 2 and level 3 guidance pursuant to the R&R Regulation, which have been adopted by the European Commission and, except for one regulation, have been published in the Official Journal of the EU.

EU Transparency Rules

On November 11, 2021, the European Council (“E.C.”) published its proposal for a review of EU market structure legislation, including proposed amendments to Markets in Financial Instruments Regulation (“MiFiR”) and Directive 2014/65/EU on markets in financial instruments (“MiFID II”). The legislative phase of the review is now almost complete. The final text includes, among other provisions, provision for a consolidated tape for the EU and changes to the transparency regime for equities. These provisions are expected to be implemented in 2025. The legislation, as drafted, does not appear likely to have a material adverse effect on our business, financial condition and operating results. However, there are review clauses contained in the legislation which provide a further opportunity to review the effectiveness of the transparency regime, at which point, potential changes may have a material adverse effect on our business, financial condition and operating results. See “Risk Factors” for more information.

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

As registered national securities exchanges, virtually all facets of our Exchange operations are subject to the SEC’s oversight, as prescribed by the Exchange Act. The Exchange Act and the rules thereunder impose on us many regulatory and operational responsibilities, including record keeping and the day-to-day responsibilities for market operations and broker-dealer oversight. Furthermore, as SROs, the Exchanges are potentially subject to regulatory or legal action by the SEC or other interested parties. The SEC also has broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses, suspend or revoke our designation as a registered securities exchange or remove or censure any of our officers or directors who violate applicable laws or regulations. For example, in the past we have entered into consent orders with the SEC, under which our subsidiaries were censured, ordered to cease and desist from violating certain sections of the Exchange Act, paid fines and completed certain undertakings.

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

Canadian Securities Industry

Cboe Canada Inc. is subject to comprehensive regulation and oversight by its primary provincial securities regulatory authority, the OSC. In addition, Cboe Canada Inc. is a Marketplace Member of, and subject to a regulation services agreement with, CIRO. The regulations applicable to Cboe Canada Inc. cover a wide array of areas, including, but not limited to, marketplace operations (which include corporate governance, fair access, systems compliance and integrity, and conflict management requirements), trading rules, electronic trading risk management, and financial viability.

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

Cboe Clear Europe and Cboe NL are located in Amsterdam and subject to Dutch law and regulation. The current Dutch regulatory system was established by the Act on Financial Supervision. Financial conduct of markets, including activity on, and the operation of, markets is regulated by the AFM. Financial conduct of CCPs, including clearing activity is regulated by the AFM and DNB. The AFM is an independent non-governmental body, given statutory powers by the Act on Financial Supervision. The AFM has three strategic objectives: to promote the fair and conscientious provision of financial services, to promote the fair and efficient operation of the capital markets and to contribute to the stability of the financial system. The AFM is accountable to the Minister of Finance. The DNB is the Dutch central bank, financial sector supervisor and resolution authority. The DNB is committed to a stable financial system: stable prices, solid financial institutions and properly functioning payment transfers. Cboe Clear Europe is recognized as a non-UK CCP in the United Kingdom, which allows it to provide services to UK Clearing Participants and UK trading venues. Cboe Clear Europe is also recognized as a foreign central counterparty in Switzerland, which allows it to provide services to Swiss Clearing Participants and SIX Swiss Exchange AG.

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

Broker-Dealers

Cboe Trading, BIDS Trading, and Cboe Fixed Income are registered broker-dealers regulated by the SEC, FINRA, other SROs of which they are members and various state securities regulators. Cboe Trading currently operates as a routing broker-dealer for sending orders from the Exchanges to other venues for execution, including routing orders among the Exchanges. Cboe Trading is considered a facility of each of the Exchanges and is subject to the rules of the Exchanges. The Exchanges are responsible for enforcing Cboe Trading’s compliance with their rules, including to ensure

Cboe Trading is not given preferential treatment. BIDS Trading currently operates an ATS, which is designed to bring counterparties together to anonymously trade large blocks of U.S. equities. BIDS Trading is not a member of any of the U.S. national securities exchanges and is not subject to exchange rules. Cboe Fixed Income, a registered broker-dealer and member of FINRA, operates an electronic trading system for U.S. government securities targeted at the institutional inter-dealer market for trading on-the-run U.S. Treasury bonds and notes in the secondary OTC markets. Cboe Fixed Income’s participants are SEC registered broker-dealers that are members of The Depository Trust and Clearing Corporation’s Fixed Income Clearing Corporation.

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

In order to ensure market integrity, we regulate and monitor our TPHs’ and members’ trading activities by using both our employees and/or third parties under regulatory services agreements (“RSAs”). See “U.S. Regulatory Agreements” below. Providing effective regulation is important for attracting and retaining the confidence and participation of market-makers, broker-dealers and institutional and retail investors.

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

All of our Exchanges, CFE, and Cboe Digital Exchange are participants in various cooperative and regulatory information sharing agreements, including in the Intermarket Surveillance Group (“ISG”). ISG is an international information-sharing cooperative governed by a written agreement that provides for a comprehensive surveillance sharing arrangement. In addition to the agreement for confidential information sharing, the ISG provides a framework for the coordination of regulatory efforts among exchanges trading securities, commodity futures and related products to address potential intermarket manipulations and trading abuses.

CFE and Cboe Digital Exchange are also members of the Joint Audit Committee (“JAC”), which is a representative committee of the U.S. futures exchanges and regulatory organizations which participate in a joint audit and financial surveillance program that has been approved and is overseen by the CFTC. The JAC’s primary responsibility is to oversee the implementation and functioning of all terms and conditions of the Joint Audit Agreement and to determine the practices and procedures to be followed by each designated self-regulatory organization in the conduct of regulatory examinations and financial reviews of FCMs.

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

Regulatory Services Agreement with FINRA

The Exchanges have entered into agreements with FINRA under which FINRA has agreed to provide regulatory services to the Exchanges. Under these agreements, FINRA performs certain regulatory functions on behalf of the Exchanges and, to avoid any potential conflicts of interest concerning the regulation and oversight of Cboe Trading, certain regulatory services specific to Cboe Trading. The Exchanges remain responsible for the regulation of their TPHs, members and marketplaces, and retain the authority for bringing disciplinary actions against their TPHs and members, although FINRA performs certain functions on behalf of the Exchanges. The Exchanges also perform certain regulatory and disciplinary-related functions in-house.

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

Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, which are approved by the SEC and concern the allocation of regulatory responsibility for rules applicable to TPHs and members that those SROs have in common. The Exchanges have entered into certain bi-lateral Rule 17d-2 agreements under which FINRA is allocated responsibility for enforcing certain federal securities laws and certain exchange rules that are common with FINRA rules. The Exchanges have entered into certain other multi-party Rule 17d-2 agreements that allocate responsibility among the participating SROs, which may include the Exchanges, for oversight of their allocated common members compliance with certain rules governing, among other items, options related sales practices, options related market surveillance, insider trading, NMS and consolidated audit trail (“CAT”) NMS plan compliance.

National Market System Plans

We are member participants of several NMS plans including, but not limited to, the following: Cboe Options, C2, BZX, and EDGX are member exchanges in OPRA, which is the designated securities information processor for market information that is generated through the trading of exchange-listed securities options in the United States, and it disseminates certain core trading information, such as last sale reports and quotations. Cboe Options, BZX, BYX, EDGA, and EDGX also participate in the CTA/CQ and the UTP Plans, which perform analogous services for the U.S. equities market. Securities Information Automation Corporation (“SIAC”) acts as the “processor” for OPRA and the CTA/QC Plans. Nasdaq Stock Market, LLC acts as the processor for the Nasdaq Unlisted Trading Privileges Plan. Also, see “Risk Factors” for more information regarding the consolidated data plan order.

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

The Consolidated Audit Trail Plan (“CAT Plan”) involves the creation of a consolidated audit trail that tracks orders throughout their lifecycle, which strives to enhance regulators’ ability to efficiently monitor trading activity in Eligible Securities in the U.S. securities markets. Eligible Securities currently include NMS Stocks, Listed Options and OTC Equities. Order and trade data is required to be reported to the CAT central repository the following day by each SRO (a “Plan Participant”) and broker-dealer (an “Industry Member”), along with certain customer and account information by each Industry Member. On November 15, 2016, the SEC approved the CAT Plan and a phased implementation was originally required to begin in November 2017; however, there were some delays. The first phase of CAT (“Phase 1”) ultimately went live in November 2018, at which time we and other SROs/Plan Participants began initial reporting of order and trade file submissions to the CAT. The second phase of CAT (“Phase 2”) for Industry Members began with order and trade file submissions in June 2020. The final Phase 2 implementation sub-phase (Phase 2e), related to Industry Member submissions to the customer and account information submissions system (“CAIS”) has been live in production since April 2022, but its completion has been delayed. The Industry Member full CAIS compliance reporting requirements are currently scheduled to go into effect May 31, 2024.

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

On September 6, 2023, the SEC issued an order approving an amendment to the CAT national market system plan to implement a revised funding model (“CAT Funding Model”) for Consolidated Audit Trail, LLC (“CATLLC”) to fund the CAT. The approved CAT Funding Model contemplates two categories of CAT fees calculated based on the “executed equivalent shares” of transactions in eligible securities: (i) CAT fees assessed by CATLLC to Industry Members who are CAT Executing Brokers (the brokers responsible for executing each side of the transaction) to recover a portion of historical CAT costs previously paid to CATLLC by the Plan Participants; and (ii) CAT fees assessed by CATLLC to CAT Executing Brokers and Plan Participants to fund prospective CAT costs. To date, the funding of the CAT has solely been provided by the SROs/Plan Participants has been done in exchange for promissory notes. The funds generated from the assessment of CAT fees to recover a portion of historical CAT costs will be used by CATLLC to repay a portion of these promissory notes to the Plan Participants.

The Plan Participants submitted fee filings during the first week of January 2024 with the SEC to implement the applicable transaction-based fee rates that are to be assessed by CATLLC to CAT Executing Brokers to recover a portion of historical CAT costs incurred prior to 2022. Additional CAT fees related to other historical CAT costs and to prospective CAT costs are planned to be introduced at a later time through separate fee filings submitted by the Plan Participants. Once the CAT fee related to ongoing prospective CAT costs becomes effective through fee filings submitted by the Plan Participants, it is anticipated there will no longer be any need for Plan Participants to fund CATLLC in exchange for promissory notes. On January 17, 2024, the SEC issued orders suspending each Plan Participant’s fee filing and instituting proceedings to determine whether to approve or disapprove the fees, which orders were published in the Federal Register on February 13, 2024. Comments are due March 5, 2024, and rebuttal comments are due March 19, 2024.

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

CATLLC, as well as the Cboe U.S. Securities Exchanges, and certain other exchanges/Plan Participants filed motions to intervene in the aforementioned matter on November 16, 2023 and are waiting the Court’s ruling on the motions. CATLLC also determined to move forward with implementing its first fee under the SEC-approved CAT Funding Model. As a result, the Cboe U.S. Securities Exchanges and other Plan Participants submitted fee filings on or near January 2, 2024 to implement the CAT fee on behalf of CATLLC related to a portion of historical CAT costs incurred prior to 2022 the discussed above. Although the fee filings were submitted as “immediately effective” filings, the CATLLC fee will be assessed beginning with trades occurring on March 1, 2024 (with the first monthly invoice for the month of March being issued in April 2024 and first monthly payment due in May 2024).

Until the fees for historical CAT costs that are associated with the promissory notes are collected from CAT Executing Brokers and remitted by CATLLC to the Plan Participants, and until CAT fees assessed by CATLLC to CAT Executing Brokers and Plan Participants to fund prospective CAT costs are implemented, the Plan Participants may continue to incur additional significant costs, including additional promissory notes to fund CAT. Additionally, portions of promissory notes related to the funding of the implementation and operation of the CAT may not be collectible, including if the SEC finds that the SROs/Plan Participants did not satisfy any of the financial accountability milestones. The allowance for notes receivable credit losses associated with the CAT is calculated using a methodology that is primarily based on the structure of the notes and various potential outcomes under the CAT Funding Model. See Note 23 (“Commitments, Contingencies, and Guarantees”) for more information.

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

Human Capital Management

Cboe has a robust human capital management program in place focused on equal opportunities including diversity, equity and inclusion (“DEI”), performance and career development, health and well-being, comprehensive benefits, training, talent acquisition, and succession planning. Additional information on our approach to human capital and environmental, social, and governance (“ESG”) issues can be found in the Cboe Global Markets, Inc. Environmental, Social and Governance Report located in the Corporate Social Responsibility section of our website at https://markets.cboe.com/about/corporate-social-responsibility, which does not form a part of this Form 10-K.

Equal Opportunity, Diversity, and Pay Equity

Cboe believes in a culture of diversity and inclusion that promotes creativity, collaboration and innovation, which is critical to the success of our business and defining the markets of tomorrow. Cboe is an equal opportunity employer and provides equal employment opportunities to all qualified persons without regard to sex, gender, race, color, ethnicity, creed, religion, national origin, ancestry, citizenship status, age, veteran or military status, disability, marital status, domestic partnership or civil union status, pregnancy, sexual orientation, genetic status, gender identity or expression, and any other characteristic protected by applicable law (a “Protected Characteristic”). Cboe is committed to applying our Equal Employment Opportunity Policy to all employment practices that impact the terms and conditions of employment including, but not limited to, hiring, evaluation, discipline, promotion, training, compensation, transfer, and termination. Actively nurturing and maintaining a diverse and inclusive culture at Cboe is a core imperative. We believe that our collective and unique perspectives fuel our capabilities, enhance our team spirit and enable us to attract and retain top talent as we define the markets of the future. Our commitment and responsibility in this regard starts at the top, with leadership and support from the full Cboe Board of Directors and executive team.

To maintain and strengthen our pledge to equity, diversity and inclusion and to keep a level playing field, we regularly review key touchpoints across the employee journey with Cboe., from the talent selection, promotion, compensation, leadership development, and succession planning processes and make adjustments, as necessary, to help ensure opportunity parity across the Company. Our goal is to ensure that fair pay and equal opportunity for all that results in a collaborative, high performing organization bringing new innovations to market and providing superior service to our customers.

We also have associate resource groups, including the Cboe Women’s Initiative, the Diversity Leadership Council, the Veterans Initiative, PRISM+ (People Respecting Individuality and Sexuality in Markets), Cboe UNIDOS, Asian and Pacific Islanders Network (APIN) and Black Equity and Allyship in Markets (BEAM).

●	The Cboe Women’s Initiative works toward its mission: to increase representation, strengthen voices, and build a culture of opportunity and advancement for the women of Cboe. The Women’s Initiative is led by an associate board and engages women throughout the Company on a variety of programs. More specifically, the Women’s Initiative is comprised of three committees that target areas where its membership strives to promote change, such as networking events, mentorship, and building an advocacy group aimed at gathering input on topics of importance for its membership. Networking events include the “Trailblazers” events where senior women share their success stories through personal accounts of career growth and impact and speakers on Male Allyship in the workplace.
●	The Diversity Leadership Council focuses on unlocking the potential of a variety of perspectives, capabilities and cultural experiences. We believe in a culture of diversity and inclusion that promotes creativity, collaboration and innovation, which is critical to the success of our business and defining the markets of tomorrow. To reinforce this belief, this council is a collective voice on how Cboe strives to create a diverse workforce that reflects the world in which we operate. Further, they are charged with oversight on how we build an inclusive culture where every employee feels welcome, safe and empowered.
●	The Cboe Veterans Initiative operates based on four main pillars: recruiting, mentorship, service, and networking. The vision for the Cboe Veterans Initiative is to actively seek Veteran talent, provide mentorship to veterans within and outside of the Company, commit to giving back to the Veteran community through financial and non-monetary support, and encourage outreach to Cboe Veterans.

●	PRISM+ is focused on celebrating the LGBTQIA+ community through education and allyship.
●	Cboe UNIDOS is committed to increasing and sustaining the visibility of Hispanic/Latinos/Latinx associates at Cboe by improving opportunities through education, mentorship and networking.
●	The Asian and Pacific Islanders Network (APIN) is committed to empower, support and advocate for Asian and Pacific Islander associates at Cboe. We strive to foster an inclusive and supportive environment that values the diverse backgrounds, perspectives and contributions of APIN associates.
●	Black Equity and Allyship in Markets (BEAM) unites Allies and Black professionals to address the unique challenges to opportunity, entry, and advancement in financial markets and create a workplace where equity is reimagined, equal opportunities are accessible and associates from all backgrounds can ascend to leadership roles and contribute to the strategy and achievements of Cboe.

To reinforce our commitment to organization wide education and commitment to diversity and inclusion we also provide harassment and unconscious bias training for employees.

We also have a community engagement program, Cboe Empowers, that provides mentorship, scholarship and guidance to under-resourced students throughout their educational journey through access to Cboe’s associates, resources, work environment and other learning and experience opportunities. Initially launched in Chicago, the vision for Cboe Empowers is to support students through all stages of education from elementary or primary school to career by providing mentorship, learning and experience opportunities, professional development and scholarships to students within the Chicago Public School system and graduates pursuing higher education. Cboe Empowers expects to supplement its own programs by collaborating with local partners, including the Greenwood Project and Working in the Schools, to help create maximum impact for its participants. In 2023, Cboe Empowers awarded seven full-ride college scholarships to under-resourced high school students to attend the school of their choice, expanding the program to include students from Kansas City. Five of the scholarships were awarded to students from Chicago and two were awarded to students from Kansas City.

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

To help promote career development, among other items, Cboe offers a formal mentorship program among its associates. The mentorship program was originally developed by the Cboe Women’s Initiative. In 2023, the mentorship program paired over 60 mentors with mentees across the Company.

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

Employee Engagement and Pulse Surveys, Town Halls and an Open-Door Policy

In 2023, Cboe conducted our sixth annual employee engagement survey and has implemented career, leadership, and culture focused programs in response to the survey findings. Our participation rate exceeds standard benchmarks and a significant majority of our employees would recommend Cboe as a great place to work.

Our senior management team continues to hold the commitment to an open-door policy and encourages the free flow of information and communication in furtherance of active transparency. With the recent executive transitions, our ability to tap into the voice of our employees was critically important and we conducted a pulse survey to gauge sentiment. Our CEO also issues weekly letters to help connect with our employees. Human Resources also provided ongoing regular resources and tips to help support the variety of challenges, from the new reality of hybrid work to childcare and elder care, that our employees faced throughout 2023.

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

Leadership is another critical element of our success at Cboe. The Board of Directors of Cboe and global senior leaders participated in a Clifton StrengthsFinder assessment and workshop to learn about their leadership style and how to empower Cboe associates based on their natural strengths. Leaders can participate in Lead the Way, Cboe’s leadership development hybrid program focused on virtual classroom instruction combined with in-person facilitated workshops and exercises, and individual development plans leveraging insights for a 360-feedback process. This leadership training program has helped to expand on the development of our high potential leaders, further strengthening the leadership bench and accelerating readiness of this key talent pool.

Cboe has held several succession planning discussions with the Compensation Committee and Board of Directors to plan for the fulfillment of essential roles, such as the CEO and other senior officers. This process includes investments in advanced development planning for targeted successors to accelerate their readiness through key internal projects and assignments as well as tailored training. Diversity and inclusion are a formal part of Cboe’s succession planning process as we work to identify and advance internal diverse talent and, in parallel, continually scan external talent pools for successors. Following the recent executive transitions, one of the new CEO’s top areas of focus is to develop talent and spend time on succession planning.

Employees

As of December 31, 2023, we employed 1,647 individuals in the following locations:

Location	Number of Employees
United States	1,107
United Kingdom	186
Netherlands	125
Canada	80
Australia	78
Philippines	30
Japan	26
Singapore	9
Hong Kong	5
Switzerland	1

Of these employees, 595 were involved in technology operations and 185 were involved in direct support of trading operations. The remaining 867 employees provide business development, financial, regulation, human resources, compliance, legal, planning and research, administrative, and managerial support.

We have three building engineers that are covered by a collective bargaining agreement, which expires on March 31, 2024, with the International Union of Operating Engineers Local 399, AFL-CIO. Management believes that we have strong relationships with our employees, and we have never experienced a work stoppage.

Information about our Executive Officers

Set forth below is information regarding our executive officers:

Name	Age	Position
Fredric J. Tomczyk	68	Chief Executive Officer
Catherine R. Clay	56	Executive Vice President, Global Head of Derivatives
Stephanie Foley	42	Executive Vice President, Chief Human Resources Officer
Jill M. Griebenow	44	Executive Vice President, Chief Financial Officer
David Howson	47	Executive Vice President, Global President
Adam Inzirillo	47	Executive Vice President, Global Head of Data and Access Solutions
Christopher A. Isaacson	45	Executive Vice President, Chief Operating Officer
Patrick Sexton	59	Executive Vice President, General Counsel and Corporate Secretary
Allen Wilkinson	36	Senior Vice President, Chief Accounting Officer

Fredric J. Tomczyk. Mr. Tomczyk is our current Chief Executive Officer and director. He has served as our CEO since September 2023. Mr. Tomczyk served on our Board as an independent director from July 2019 to September 2023. He is the retired President and Chief Executive Officer of TD Ameritrade Holding Corporation, a position he held from October 2008 to October 2016. Prior to this position, he held positions of increasing responsibility and leadership with the TD organization from 1999. Mr. Tomczyk was also a member of the TD Ameritrade board of directors from 2006 to 2007 and 2008 to 2016. Prior to joining the TD organization in 1999, Mr. Tomczyk was President and Chief Executive Officer of London Life. He currently serves on the board of Willis Towers Watson PLC, a publicly traded company, and is a member of the Cornell University Athletic Alumni Advisory Council. Mr. Tomczyk also previously served as the lead independent director of Sagen MI Canada Inc., a publicly traded company, and of its operating subsidiary Sagen Mortgage Insurance Company Canada, as a director of Knight Capital Group, Inc. and a trustee of Liberty Property Trust, both formerly publicly traded companies, and as a director of the Securities Industry and Financial Markets Association. Mr. Tomczyk holds a B.S. degree in Applied Economics & Business Management from Cornell University and is a Fellow of the Institute of Chartered Accountants of Ontario.

Catherine R. Clay. Ms. Clay is our Executive Vice President, Global Head of Derivatives, a position she has held since October 2023. Previously, she was Executive Vice President, Global Head of Data and Access Solutions from March 2021 to October 2023, Senior Vice President, Global Head of Information Solutions of the Company’s subsidiary Cboe Exchange, Inc. from February 2019 to March 2021, and she has held other various senior leadership positions since 2015, including Vice President Business Development, a position she was appointed to upon the Company’s acquisition of Livevol, Inc. Prior to that, she served as Chief Executive Officer of Livevol, Inc. from 2013 to 2015 and as its

Chief Strategy Officer from 2010 to 2013. Prior to that, she served as Founder of Thales LLC from 2006 through 2010. Ms. Clay holds a B.S. degree from University of Colorado-Boulder.

Stephanie Foley. Ms. Foley is our Executive Vice President, Chief Human Resources Officer, a position she has held since October 2023. Previously, she served as Senior Vice President, Chief Human Resources Officer of the Company’s subsidiary Cboe Exchange, Inc. from June 2022 to October 2023. Prior to joining Cboe in 2022, Ms. Foley was Chief Human Resources Officer, Americas, of Kearney Holdings Limited from August 2016 to May 2022. Ms. Foley holds a bachelor’s degree in psychology and sociology from the University at Albany, SUNY, and a master’s degree in industrial organizational psychology from New York University.

Jill M. Griebenow. Ms. Griebenow is our Executive Vice President, Chief Financial Officer, a position she has held since July 2023. Previously, she served as Executive Vice President, Chief Accounting Officer from July 2023 to February 2024, Treasurer from July 2023 to October 2023 and as Senior Vice President, Chief Accounting Officer from August 2018 to July 2023. She also previously served as Chief Financial Officer of Cboe Europe from 2014 to 2018 and was employed by Bats in the financial area since 2011. Prior to that, she held various positions at Ernst & Young LLP from 2001 to 2011. Ms. Griebenow is a certified public accountant and holds a bachelor’s degree in accounting from the University of Northern Iowa.

David Howson. Mr. Howson is our Executive Vice President, Global President, a position he has held since May 2022. Previously, he was our Executive Vice President, President Europe and Asia Pacific, from July 2021 to May 2022, Executive Vice President, President Europe from January 2020 to July 2021 and Chief Operating Officer of Cboe Europe from 2013 to 2019. Prior to that, he served as Founder, Chief Technology Officer of Equiduct from April 2006 through June 2013. Prior to that he held various international Financial Services consulting roles between 1998 and 2006 for TIBCO Finance Technology and Thomson Reuters. Mr. Howson serves as the Chairman of the Boards of Directors of the Exchanges, and of CFE, Cboe SEF, and Cboe Canada Inc. Mr. Howson holds a First Class Honours bachelor's degree from the University of Newcastle-upon-Tyne.

Adam Inzirillo. Mr. Inzirillo is our Executive Vice President, Global Head of Data and Access Solutions, a position he has held since October 2023. Previously, he served as Senior Vice President, Head of North American Equities since 2020, and Senior Vice President, Head of U.S. Equities since September 2019. Prior to joining Cboe, Mr. Inzirillo was Managing Director, Head of Order Routing and Execution Products at Bank of America Merrill Lynch, where he worked for nearly a decade. Previously, he was Executive Director, Head of Broker Dealer Business Development at UBS Securities LLC from 2005 through 2010. Mr. Inzirillo also serves on the Board of Directors of Cboe Canada Inc. Mr. Inzirillo holds a bachelor’s degree in economics from Bucknell University and a M.B.A. degree from Dowling College.

Christopher A. Isaacson. Mr. Isaacson is our Executive Vice President, Chief Operating Officer, a position he has held since January 2019. Previously he was our Executive Vice President, Chief Information Officer, a position he was appointed to upon the Company’s acquisition of Bats. Prior to that, he served as Bats' Executive Vice President and Global Chief Information Officer since February 2014, he served as Bats' Senior Vice President, Chief Operation Officer from 2007 to 2014 and he has held other various senior leadership positions since 2005. Prior to being one of the founders of Bats, Mr. Isaacson was a software developer at Tradebot Systems, Inc. from 2003 to 2005. Mr. Isaacson serves as the Chairman of the Board of Directors of Cboe Digital and previously served as the Chairman of the Boards of Directors of CFE and Cboe SEF and on the Boards of Directors of Cboe Japan, Cboe Australia, and OCC. Mr. Isaacson holds a bachelor’s degree in information systems with a minor in math from Nebraska Wesleyan University and an M.B.A. degree from the University of Nebraska-Lincoln.

Patrick Sexton. Mr. Sexton is our Executive Vice President, General Counsel and Corporate Secretary, a position he has held since March 2018. Previously, he was Deputy General Counsel of the Company’s subsidiary Cboe Exchange, Inc. He served in that capacity from July 2013 to March 2018 and has acted as legal, regulatory and compliance counsel with increasing responsibility and oversight since joining the Company in 1997. Mr. Sexton holds a bachelor’s degree from the University of Notre Dame and a J.D. degree with honors from Notre Dame Law School.

Allen Wilkinson. Mr. Wilkinson is our Senior Vice President, Chief Accounting Officer, a position he has held since February 2024. Previously, he served as Vice President, Controller of the Company, from June 2021 to February 2024 and has been employed in the financial area in various roles since April 2018. Prior to that, he also held various positions at PricewaterhouseCoopers LLP from January 2011 to April 2018. Mr. Wilkinson is a certified public accountant and holds master’s and bachelor's degrees in accounting from the University of Missouri – Columbia.

Corporate Social Responsibility

The Company recognizes that operating in a socially responsible manner helps promote the long-term interests of our investors, associates, customers, community members, and all other stakeholders with whom we live and work. We are actively engaged with policymakers on behalf of our customers to promote fairness, innovation, trust, and confidence in our markets, and we continuously seek to further our corporate social responsibility efforts through:

●	Industry Leadership – As an industry leader, we are deeply committed to building trusted markets for participants.
●	Diversity and Associate Engagement – We strive to create a diverse workforce that reflects the world in which we operate, and to build an inclusive culture where every associate feels welcome, safe and empowered.
●	Corporate Governance – Corporate governance is embedded in the operations of our company. The Company’s Board of Directors recognizes that operating in a socially responsible manner helps promote the long-term interests of our organization, stockholders, associates, industry and community.
●	Promoting Transparency and Efficient Capital Markets – We maintain a comprehensive regulatory program in support of providing trusted markets and integrity in the marketplace.
●	Environmental Performance – We recognize the need to do our part in supporting the environment.

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

Additional information on our approach to ESG can be found in the 2023 Cboe Global Markets, Inc. Environmental, Social and Governance Report located in the Corporate Social Responsibility section of our website at https://www.cboe.com/about/esg/, which does not form a part of this Form 10-K.

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

Summary of Risk Factors

The following is a summary of the key risks and uncertainties described below that we believe are material to us at this time:

●	the loss of our right to exclusively list and trade certain index options and futures products;
●	economic, political and market conditions;
●	compliance with legal and regulatory obligations;
●	price competition and consolidation in our industry;
●	decreases in trading or clearing volumes, market data fees or a shift in the mix of products traded on our exchanges;
●	legislative or regulatory changes or changes in tax regimes;
●	our ability to protect our systems and communication networks from security vulnerabilities and breaches;
●	our ability to attract and retain skilled management and other personnel;
●	increasing competition by foreign and domestic entities;
●	our dependence on and exposure to risk from third parties;
●	global expansion of operations;
●	factors that impact the quality and integrity of our and other applicable indices;
●	our ability to manage our growth and strategic acquisitions or alliances effectively;
●	our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
●	our ability to minimize the risks, including our credit, counterparty, investment, and default risks, associated with operating a European clearinghouse;
●	our ability to accommodate trading and clearing volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;
●	misconduct by those who use our markets or our products or for whom we clear transactions;
●	challenges to our use of open source software code;
●	our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;
●	our ability to maintain BIDS Trading as an independently managed and operated trading venue, separate from and not integrated with our registered national securities exchanges;
●	damage to our reputation;
●	the ability of our compliance and risk management methods to effectively monitor and manage our risks;
●	restrictions imposed by our debt obligations and our ability to make payments on or refinance our debt obligations;
●	our ability to maintain an investment grade credit rating;
●	impairment of our goodwill, long-lived assets, investments or intangible assets;
●	the impacts of pandemics;
●	litigation risks and other liabilities; and
●	operating a digital asset business, and clearinghouse, including the expected benefits of our Cboe Digital acquisition, cybercrime, changes in digital asset regulation, losses due to digital asset custody, and fluctuations in digital asset prices.

Risks Relating to Our Business

Loss of our right to exclusively list and trade certain index options and futures could have a material adverse effect on our financial performance.

We hold exclusive licenses to list securities index options on the S&P 500 Index, the Russell 2000 Index, and other indices granted to us by the owners of such indices, and additionally hold exclusive rights to our proprietary VIX Index methodology that provides the basis for VIX options and futures. In 2023, approximately 69.2% of our transaction and clearing fees less liquidity payments and routing and clearing costs ("net transaction and clearing fees") were generated by futures and index options, the overwhelming majority of which were generated by products based on exclusively licensed indices (e.g., SPX options) and products based on our proprietary VIX methodology (e.g., VIX options and futures). The bulk of this revenue is attributable to our SPX options and VIX options and futures. As a result, our revenues less cost of revenues are dependent in large part on the exclusive licenses we hold for these indices and our ability to maintain our exclusive proprietary rights in the VIX Index methodology and related products and indices.

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

In addition to the risks related to our exclusive licenses, if we are unable to retain exclusive proprietary rights in the VIX Index methodology and related products and indices, our volatility products could be subject to multiple listing which could have a material adverse effect on us.

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

Furthermore, our competitors may succeed in developing, offering and providing a market for the trading of index-based or volatility products, such as cash settled index options or options on ETFs, that are economically similar to those that we offer and they may become successful and take away volume from our products. It is also possible that a third party may offer trading in index-based products that are the same as those that are the subject of one of our exclusive licenses, but in a jurisdiction in which the index owner cannot require a license or in a manner otherwise not limited by our exclusive license. In addition, a diminished perceived attractiveness of or change in demand for any of the indices underlying our products and services, especially the S&P 500 Index, for any reason could have a material adverse effect on our business and profitability.

The value of our licenses to exclusively list index options and futures also depends on the continued ability of index owners to require licenses for the trading of options and futures based on their indices. Although we and other index owners have prevailed in legal actions seeking to challenge our rights to exclusively license indices, we may be subject to changes in the law or other actions taken in the future that might impede our ability to exclusively offer trading in certain index options and futures.

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

The volume of trading and clearing transactions and the demand for our products and services are directly affected by economic, political and market conditions in the U.S., Europe and elsewhere in the world that are beyond our control, including:

●	economic, political and geopolitical market conditions;
●	broad trends in business and finance;
●	concerns over inflation levels and recessions;
●	wavering institutional or retail confidence levels;

●	government or central bank actions, such as changes in government fiscal and monetary policy and foreign currency exchange rates;
●	other legislative and regulatory changes;
●	the availability of short-term and long-term funding and capital;
●	the perceived attractiveness of the U.S., European, Canadian, Australian or Japanese capital markets;
●	the availability or perceived attractiveness of alternative investment opportunities or indices;
●	changes in the level of trading activity in underlying instruments;
●	changes and volatility in the prices of securities;
●	changes in the volume of foreign currency transactions;
●	changes in supply and demand for currencies;
●	movements in currency exchange rates;
●	the level and volatility of interest rates;
●	changes in the financial strength of market participants;
●	consolidation among market participants and market data subscribers;
●	unforeseen market closures, suspensions of open outcry trading or other disruptions in trading and clearing; and
●	disruptions due to terrorism, war, extreme weather events, pandemics or other catastrophes.

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

With respect to our proprietary products, we compete with futures exchanges and swap execution facilities that offer similar products and other financial market participants that offer over-the-counter derivatives. We also compete against certain multi-listed options products, such as SPY options, which offer some of the features of our proprietary products, such as SPX options.

To attract market share, we may offer “inverted” pricing specials or no-transaction fee trading from time to time, per various fee schedules across our equities exchanges. These forms of promotions, along with other supplemental liquidity programs, may adversely affect our profitability.

Further, regulatory and legal developments, including the new equity market structure proposals and the new Volume Based Proposal could also adversely impact, as applicable, our ability to adjust pricing to respond to actions by new or existing competitors, the amount of liquidity providers can provide, our ability to offer members volume-based pricing. Additionally, in the U.S., we are generally required to file with the SEC any changes to the fees that we charge and in recent years the SEC has more heavily scrutinized pricing changes.

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

In 2023, approximately 71.2% of our revenues less cost of revenues were generated by our transaction and clearing-based business. This business is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. If the amount of trading volume on our Exchanges, Cboe Digital Exchange, CFE, BIDS Trading, Cboe Canada Inc., notional value traded on Cboe FX, Cboe SEF, Cboe Europe Equities and Derivatives, Cboe Australia, and Cboe Japan or clearing volumes at Cboe Clear Europe or Cboe Clear Digital decrease, we are likely to see a decrease in fees.

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

In addition, the transaction fees generated are different based on type of product and other factors, including the type of customer and certain volume discounts. If the amount of our trading volume decreases, including as a result of the Volume Based Proposal proposed prohibition on volume-based agency tiers, or the mix traded shifts to our lower revenue per contract products, our revenues from transaction fees will most likely decrease. We can offer no assurance that we would be able to reduce our costs to match the amount of any such decrease.

Revenues from our market data fees and access and capacity fees may be reduced due to declines in our market share, trading volumes or regulatory changes.

The occurrence of any event that reduces the amount of market data fees that we receive, whether as a result of fee reductions, fewer members subscribing to the U.S. tape plans or other market data offerings, lack of new products, declines in market share, trading volumes, or notional volumes, or regulatory changes may have a direct negative impact on our business, financial condition, and operating results. For example, if our market share of U.S. listed equities and options or Cboe’s European equities trading volume were to decline, our share of market data fees could also decline. Moreover, market data fees could decline as a result of a reduction in the number of market data users, for example because of consolidation among market data subscribers or due to a decline in professional subscriptions as a result of staff reductions in the financial services industry or otherwise.

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

In addition, the SEC approved a Consolidated Data Plan to replace the three equity data plans that govern the dissemination of real-time, consolidated market data for NMS stocks. While the Consolidated Data Plan order must be resubmitted by SEC, the plan may have a negative impact on the applicable market data revenues that we receive that are generated from such new plan.

We believe Cboe Europe Equities and Derivatives currently offers market data to customers on a non-discriminatory basis at a reasonable cost. As European regulators determine how market data should be disaggregated and what is a reasonable commercial basis for providing market data, it could affect our ability to offer market data products in the same manner that we do today thereby causing an adverse effect on our European market data revenues. While MiFID II and MiFIR aim to encourage a commercial solution to a consolidated tape in Europe, should this fail to materialize, policy makers might be encouraged to implement a mandatory solution that could impact our ability to develop our own commercial offering. As discussed above, the E.C. published provisions for a consolidated tape for the EU, which is expected to be implemented in 2026. As proposed, these provisions may have a material impact on our business, financial condition and operating results if, for example, we must reduce the fees we charge for market data.

The technology upon which we rely, including that of our service providers, may be susceptible to security vulnerabilities or breaches that could harm our business and our role in the global marketplace puts us at heightened risk relative to other public companies.

The secure and reliable operation of our technology, including our computer systems and communications networks, and those of our service providers, market participants, investments, and other third parties, is a critical element of our operations or our business, financial condition or operating results. These systems and networks may be subject to various cybersecurity incidents such as improper or inadvertent access to or disclosure of confidential, commercially sensitive, or personally identifiable information, data theft, corruption or destruction, ransomware, supply chain attack, denial of service attack, malware and other security problems, as well as acts of terrorism, attacks by threat actors including criminal groups, political activist groups and nation-state actors, attacks in connection with geopolitical activity such as the conflicts in Eastern Europe and the Middle East, criminal insider activity, employee error, service provider, market participant or third-party disruptions or security breaches and other events that are beyond our control. Additionally, cyber threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence (“AI”) and quantum computing. Our increased adoption of remote working, usage of mobile and cloud-based technologies and amount of newly acquired companies and related integrations may increase our risk for a cybersecurity incident. Moreover, given our position in the global financial services industry and as critical infrastructure, we may be more likely than other companies to be a direct target, or an indirect casualty, of such events. While we have experienced in the past, and we expect to continue to experience, cybersecurity threats and events of varying degrees, we are not aware of any of these threats or events having a material impact on our business, financial condition or operating results to date, however we cannot assure you that we will not experience future threats or events that may be material.

We maintain policies, procedures and controls designed to safeguard against cybersecurity incidents and unauthorized access by protecting the confidentiality, integrity, availability and reliability of our systems, networks and information. These policies, procedures and controls are subject to monitoring, auditing, and evaluation practices, pursuant to our Enterprise Risk Management program, which is supported by a three lines of defense approach, and our other governance practices. Further, we developed and maintain cybersecurity and data privacy training programs for our employees and our third-party consultants who have access to our systems. We also conduct simulations, tabletop exercises, and response readiness tests and engage independent third parties on a routine basis to perform cybersecurity penetration assessments. Collectively, these safeguards and measures or those of our third-party providers, including any cloud technologies, may prove inadequate to prevent the attendant risk posed by cybersecurity incidents, subjecting us to contractual restrictions, liability and damages, loss of business, penalties, unfavorable publicity, increased scrutiny by our regulators, and materially impacting our business, financial condition and operating results. We may be required to expend significant resources in the event of any real or threatened breaches in security, including to protect against threatened breaches, to alleviate harm caused by an actual breach, and to address any reputational harm or litigation or regulatory liability. Despite our cybersecurity measures, security vulnerabilities or breaches may remain undetected for an extended period of time. As a result of our ongoing risk management and related assurance activities, we have identified, addressed, and continue to address potential security vulnerabilities and/or internal control weaknesses. We are not aware of any of these vulnerabilities having a material impact on our business, financial condition or operating results to date. However, we cannot provide assurance that any future vulnerabilities, internal control weaknesses, or events that may be experienced will not be material. Such harms also could cause us to lose market participants, experience lower trading volume, and negatively impact our competitive advantage and business, financial condition and operating results.

Additionally, as threats continue to evolve and increase, as we continue to expand ongoing risk management and related assurance activities, and as the domestic and international regulatory environment related to cyber security and data protection becomes increasingly rigorous, we may be required to devote significant additional resources to modify and enhance our security controls and to identify and remediate any security vulnerabilities. Those additional resources could have an adverse effect on our business, financial condition and operating results.

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

There is substantial competition for qualified and capable personnel, particularly in the technology space, which may make it difficult for us to retain and recruit qualified employees in sufficient numbers. This competition has continued due to tighter supply of available labor and compensation inflation. We have previously faced and may in the future face increased challenges in retaining and attracting qualified employees. If we fail to retain our current employees, it would be difficult and costly to identify, recruit and train replacements needed to continue to conduct and expand our business. In particular, failure to retain and attract qualified technology personnel could result in systems failures. Consequently, our reputation may be harmed, we may incur additional costs and our profitability could decline. There can be no assurance that we will be able to retain and motivate our employees in the same manner as we have historically done.

Additionally, effective succession planning is also important to our long-term success. For example, on September 18, 2023, Edward T. Tilly, former Chief Executive Officer of the Company, resigned and voluntarily terminated his employment with the Company. Following Mr. Tilly’s resignation, Fredric J. Tomczyk, an existing director of the Company, was appointed as Chief Executive Officer of the Company, effective as of September 18, 2023. Further, on July 6, 2023, Brian N. Schell, former Executive Vice President, Chief Financial Officer and Treasurer, announced his departure from the Company to pursue a new professional opportunity outside of the exchange industry. Jill M. Griebenow, Senior Vice President, Chief Accounting Officer, was appointed to serve as Executive Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer effective July 10, 2023, and currently serves as Executive Vice President, Chief Financial Officer. Additionally, on October 12, 2023, Catherine R. Clay was appointed to serve as Executive Vice President, Global Head of Derivatives and Adam Inzirillo was appointed to serve as Executive Vice president, Global Head of Data and Access Solutions. Failure to ensure effective transfer of knowledge and smooth transitions involving our management team and key employees, including the recent leadership transitions, could hinder our strategic planning and execution.

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

Furthermore, new or existing competitors may:

●	respond more quickly to competitive pressures;
●	develop products that compete with our products or are preferred by our customers;
●	offer products and services at prices below ours to gain market share and to promote other businesses;
●	develop and expand their technology and service offerings more efficiently;
●	provide better, more user-friendly and more reliable technology;
●	develop and incorporate more quickly new technologies, such as AI, machine learning, blockchain, distributed ledger technology, quantum computing, tokenization, the cloud, and other emerging technologies;
●	take greater advantage of acquisitions, alliances and other opportunities;
●	market, promote, bundle and sell their products and services more effectively;
●	leverage existing relationships with customers and alliance partners more effectively or exploit brand names to market and sell their services; and
●	exploit regulatory disparities between traditional, regulated exchanges and alternative markets, including over-the-counter markets, that benefit from a reduced regulatory burden and lower-cost business model.

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

We depend on a number of service providers, including clearing organizations such as OCC, NSCC, DTC, CDS, LCH, Cboe Clear Europe, and Cboe Clear Digital, our wholly-owned subsidiaries, JSCC, ASX Clear Pty Ltd, and SIX x-clear; securities information processors such as the CTA, UTP Securities Information Processor and OPRA; regulatory and other service providers such as FINRA and OCC; the hosts of our data and disaster recovery centers; and various vendors of communications and networking products and services. In addition, we also depend on third party routing and clearing firms that are involved in processing transactions on our behalf. More specifically:

●	If OCC, NSCC, DTC, CDS, LCH, Cboe Clear Europe, Cboe Clear Digital, JSCC, ASX Clear Pty Ltd, and SIX x-clear were unable to perform clearing services for existing or new products, or their clearing members were unable or unwilling to clear through them, transactions could likely not occur on our markets or there may be delays, including until clearing is moved to another clearing agency. In 2023, approximately 69.2% of our net transaction and clearing fees were generated by options and futures that were cleared through OCC.
●	OPRA, UTP Securities Information Processor and the CTA consolidate options and equities market information, respectively, such as last sale reports and quotations. If any of them were unable to provide this information for a sustained period of time, we may be unable to offer trading on our options and equities markets.
●	We are heavily dependent on technology for our markets, including third-party operation of production and disaster recovery data centers, as well as certain communications and networking products and services. If this technology is unavailable, as a result of a number of potential causes, including technical failure, natural disasters, extreme weather events, fraud or security attacks that we cannot predict or prevent, and cannot be replaced in a sufficiently short time period, we may be unable to operate our markets.
●	We utilize a third-party cloud service provider to maintain secondary offsite backups of our and our customers’ data and to distribute real-time data, and we may utilize third-party cloud service providers in the future for additional services. We do not control the operations of third-party cloud service providers or their facilities and may be vulnerable to disruptions in our access to the platform as a result of a number of potential causes, including technical failure, natural disasters, extreme weather events, fraud or security attacks that we cannot predict or prevent. Additionally, any vulnerability of third-party cloud service providers could expose our or our customers’ confidential data, which could result in harm to our business reputation.
●	FINRA and OCC provide certain regulatory services and functions for our options, equities and futures exchanges, while we retain regulatory responsibilities for such services. If FINRA or OCC stopped providing services, or provided inadequate services, we may be subject to action by the SEC or CFTC, or may have limitations placed upon our markets.
●	We rely on FINRA CAT LLC, a subsidiary of FINRA, to provide services for the implementation of the CAT. If FINRA CAT LLC or its third-party service providers stop providing services or provide inadequate services, we and the other SROs may not be able to recover costs related to the implementation of CAT, incur penalties for delays of implementation, incur related litigation and other expenses, or incur regulatory liability including enforcement action by the SEC or limitations placed upon our markets. In addition, until the funding model that shares the cost of the CAT between the SROs and industry members is implemented, the SROs may continue to incur additional significant costs, or result in not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT. See Note 8 (“Credit Losses”) and Note 9 (“Other Assets, Net”) for further information.
●	We rely on third party routing and clearing firms to clear trades in U.S. listed equity securities routed by us to other markets, and to execute trades in options that we route to other markets.

With respect to options, all contracts traded on our exchanges must be cleared through clearing members of OCC. At December 31, 2023, there were 117 TPHs that are clearing members of OCC. Three clearing members accounted for approximately 79.6% of transaction and other fees collected through OCC in 2023. Additionally, the three largest clearing members clear the majority of the market-maker sides of transactions at Cboe Options, C2, BZX, EDGX and at all of the options exchanges. Should one of these clearing members or liquidity providers exit the business or withdraw from our options exchanges, impose additional market-maker financial requirements or if market-makers were unable to transfer to another clearing member or other liquidity providers were unable to provide additional liquidity, this could create a significant disruption to the options markets, including ours.

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

Differences in the calculations from methodologies described in published materials or incorrect calculations of our indices, including those instances that we announced on July 30, 2021, or the failure to implement any planned remedial changes may result in the loss of perceived quality and integrity of our indices, loss of demand for our products, increased potential for investigations and enforcement proceedings, increased potential for failure to perform our obligations under agreements concerning our products or in our capacity as an index provider, and increased exposure to third party claims and related litigation expenses, which could have a material adverse effect on our business, financial condition and operating results.

We may not effectively manage our growth, which could materially harm our business, financial condition and operating results.

We expect that our business will continue to grow, which may place a significant strain on our management, personnel, systems and resources. We must continually improve our operational, billing, financial and regulatory systems and managerial controls and procedures, and may need to continue to expand, train and manage our workforce. We must also maintain close coordination among our technology, legal, accounting, finance, marketing, sales, regulatory and compliance functions. If we fail to manage our growth effectively, our business, financial condition and operating results could be materially harmed. For example, from time to time we discover and remediate billing errors, however, we are not aware of any of these errors having a material impact on our business, financial condition or operating results to date, however we cannot assure you that we will not experience future errors or events that may be material or result in additional regulatory scrutiny. Furthermore, failure to successfully expand into new asset classes, such as the digital asset space or U.S. Treasuries, or new geographies may materially adversely affect our growth strategy and our future profitability.

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

In addition to our operations in the U.S., we have operations in the UK, continental Europe, Canada, Hong Kong, Australia, Japan, Philippines, and Singapore. In connection with our expanded global operations, we face certain risks inherent in doing business globally. These risks include:

●	fluctuations in currency exchange rates;
●	complying with extensive and complex compliance requirements, regulations and oversight by regulators other than our primary functional regulators;
●	difficulties in staffing and associated costs in managing multiple international locations;
●	general economic, social, and political conditions, including the conflicts in Eastern Europe and the Middle East;
●	protectionist laws and business practices that favor local businesses in some countries;
●	reduced protection for intellectual property rights in some countries;
●	different technology platforms;
●	language and cultural differences;
●	potentially adverse tax consequence; and
●	natural disasters and extreme weather events that may impact global operations differently.

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

To mitigate the credit risks related to defaults of clearing participants and other counterparties, including the market risk that we would only be able to close out a defaulting participant’s positions at a loss, there are minimum participation criteria to become a clearing participant and clearing participants are required to provide collateral to cover the margin requirement and default fund contributions. Furthermore, Cboe Clear Europe interoperates with two central counterparties and requires its applicable participants to make deposits to an interoperable fund, which are pledged to the interoperable central counterparties. No guarantee can be given that the collateral provided will at all times be sufficient, maintain its value, or provide absolute assurance against us experiencing financial losses from defaults by the participants or counterparties on their obligations. In addition, although such collateral is preferably held in European central banks, Cboe Clear Europe also holds collateral in central securities depositories and commercial banks, which can expose us to risk of default by those institutions, and invests cash collateral in accordance with its investment policy, such as in securities issued by pre-approved sovereign issuers and reverse repurchase agreements with overnight maturities, which expose us to risk of counterparty default which may result in losses and cause its clearing participants to lose confidence in our clearinghouse.

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

Our markets and clearinghouses have experienced occasional systems failures and delays in the past and in the future our systems may fail, in whole or in part, or may operate slowly, causing one or more of the following:

●	unanticipated disruption in trading of our exclusively listed proprietary products or in service to our participants;
●	failures or delays during peak trading times or times of unusual market volatility;
●	slower response times and delays in trade execution, clearing and processing;
●	incomplete or inaccurate accounting, recording, clearing or processing of trades; and
●	distribution of inaccurate or untimely market data to participants who rely on this data in their trading activity.

Any of these events may cause:

●	a loss in transaction, clearing or other fees due to the inability to provide trading in our exclusively listed proprietary products or provide services for a time;
●	requests by market participants or others that we reimburse them for financial loss, either within the constraints of the limited liability provisions of our exchanges’ rules or in excess of those amounts;
●	trading and clearing volumes to diminish on our markets and clearinghouse due to dissatisfaction with the platforms; and
●	one or more of our regulators to investigate or take enforcement action against us.

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

We are exposed to credit risk from third parties, including customers, clearing agents and counterparties. For example, we are exposed to credit risk for transaction fees we bill to customers on a monthly basis in arrears. Our customers and other third parties may default on their obligations to us due to a lack of liquidity, operational failure, bankruptcy or other reasons. For additional credit risks related to our clearinghouse operations, see the Risk Factor “Our clearinghouse operations expose us to associated risks, including credit, liquidity, market and other risks related to the defaults of clearing participants and other counterparties and risks related to investing of collateral”

In addition, with respect to orders Cboe Trading routes to other markets for execution on behalf of our customers, Cboe Trading is exposed to counterparty credit risk in the case of failure to perform on the part of our routing and clearing firms that are involved in processing equities and options transactions on our behalf, as well as failure on the part of such brokers to pass back any transactional rebates. Wedbush and Morgan Stanley guarantee equity trades until one day after the trade date, after which time NSCC provides a guarantee. Thus, Cboe Trading is potentially exposed to credit risk to the counterparty to an equity trade routed to another market center between the trade date and one day after the trade date in the event that Wedbush or Morgan Stanley fails to perform. Additionally, BIDS Trading has counterparty credit risk exposure to BOA related to clearing until the day following the trade date, after which time NSCC provides a guarantee. With respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, EDGX, and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades. With respect to Canadian equities, we deliver reports of matched trades of our customers to CDS, which acts as a central counterparty on all transactions occurring on Cboe Canada Inc. and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. With respect to trades in options and futures occurring on Cboe Europe Derivatives, Cboe Clear Europe acts as a central counterparty that, for its clearing participants, becomes the buyer to every seller and the seller to every buyer. As a result, Cboe Clear Europe guarantees the timely performance of the settlement obligations of buyers and sellers and takes on the risk of the performance of the transactions that it clears. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we deliver matched trades of our customers to the JSCC, which acts as a central counterparty on all transactions occurring on Cboe Japan and, as such, guarantees clearance and settlement on all of our matched trades in Japan. With respect to trades in digital assets occurring on Cboe Digital Exchange, we deliver matched trades of our customers to Cboe Clear Digital, which acts as a central counterparty on all transactions occurring on Cboe Digital Exchange and, as such, guarantees clearance and settlement of all of those matched spot and futures trades.

With respect to routed U.S. equity transactions, Cboe Trading has counterparty credit risk exposure to Wedbush and Morgan Stanley related to clearing until the day following the trade date. Cboe Trading uses Wedbush to clear trades routed through affiliates of Bank of America Corporation as well as for trades routed directly to other exchanges and optionally dark pools. Morgan Stanley clears trades routed through the Morgan Stanley routing brokers and also clears executions routed to most dark pools. Cboe Trading maintains counterparty credit risk exposure from routing brokers with respect to rebates earned until completion of the routing brokers next invoice cycle following the execution.

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

For example, in 2022 we completed our acquisitions of Cboe Digital, an operator of a U.S. based digital asset spot market, a regulated futures exchange and a regulated clearinghouse, and Aequitas Innovations Inc. and Neo Exchange Inc., which at the time were recognized Canadian securities exchanges. In 2021 we purchased Cboe Asia Pacific, a holding company of alternative market operators in Australia and Japan, and in 2020, we purchased Hanweck and the assets of FT Options, which are providers of risk analytics market data, the assets of Trade Alert, a real-time alerts and order flow analysis service provider, Cboe Clear Europe, an operator of a European clearinghouse, and TriAct Canada Marketplace LP, which at the time was an operator of an equities ATS in Canada called MATCHNow. At the end of 2020, we also purchased BIDS Trading, a registered broker-dealer and operator of the BIDS ATS in the U.S., which is not a registered national securities exchange or a facility thereof. Cboe maintains the BIDS ATS as an independently managed and operated trading venue, separate from and not integrated with the Exchanges.

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

For additional risks related to our Cboe Digital acquisition, see the Risk Factors Section entitled “Risks Relating to Our Cboe Digital Business” below.

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

Our European businesses are subject to regulatory oversight in the UK by the FCA and in the Netherlands by the DNB and the AFM, which, through the “passporting” regime, provides authorization to carry on business in other Member States of the EU and the EEA in accordance with the applicable EU legislation and regulation to which our European business is subject. Cboe Canada Inc. is subject to regulatory oversight in Canada by its primary provincial securities authority, the OSC. In addition, Cboe Canada Inc. is a Marketplace Member of, and subject to a regulation services agreement with, CIRO. Cboe Australia is subject to regulatory oversight in Australia by the ASIC. Cboe Japan is subject to regulatory oversight in Japan by the JFSA and the JSDA. BIDS Trading is a registered broker-dealer subject to regulatory oversight in the U.S. by the SEC and FINRA and is maintained as an independently managed and operated trading venue, separate from and not integrated with the SROs. The Chief Executive Officer of BIDS Trading leads BIDS Trading as an independent business within Cboe, reporting into an independent committee of the Board of Directors of Cboe Global Markets. If a regulatory authority makes a finding of non-compliance, conditional fines could be imposed, and our licenses could be revoked. Any such fine or revocation of a license could have a material adverse effect on our business, financial condition and operating results. The Cboe Digital futures exchange and clearinghouse are regulated by the CFTC and subject to comprehensive regulation by the CFTC. For risks related to Cboe Digital see also below “Risks Relating to Our Cboe Digital Business.”

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

Changes in regulation by the SEC, CFTC, FCA, Central Bank of the Netherlands (“DNB”), AFM, CIRO, OSC, ASIC, JFSA, JSDA, other domestic and foreign regulators or other government action, including approval by these regulators of rule filings or initiatives by other SROs or entities, including OCC, could materially affect our markets, products and clearinghouse. In recent years, the securities and derivatives industries have been subject to regulatory changes as a result of increasing government and public scrutiny of the securities and derivatives industries. We have also experienced, and we may also experience due to changes in administrations in the jurisdictions that we operate and expansion into other asset classes, such as the digital asset space or U.S. Treasuries and geographies, an increase in rulemaking and legislation that could affect our business.

In particular, in December 2022, the SEC released four proposals that could impact equity market structure: (1) Disclosure of Order Execution Information (Rule 605); (2) Regulation NMS Amendments: Tick Size, Access Fees, and Transparency; (3) Regulation Best Execution; and (4) Proposed Rule to Enhance Order Competition. These proposals have been noticed for public comment. If adopted as-is or additional proposals or changes to the existing equity market structure proposals emerge, we could experience market technology changes, incur additional compliance costs, experience negative impacts on our volumes, liquidity, and fees, all of which could have a material adverse effect on our business, financial condition and operating results. Further, on October 18, 2023, the SEC released the Volume Based Proposal and, although the new rules do not appear likely to have a near term material impact, the new rules may have a long term material impact on our business, financial condition and operating results if, for example, there is a reduction of overall volumes, liquidity, or market share on Cboe’s equities exchanges, BZX, BYX, EDGX, and EDGA.

Under EU and UK regulations, European and UK banks and other European and UK financial institutions become subject to punitive capital charges if they transact options or futures through a third country central counterparty (“CCP”) that is not recognized in the applicable jurisdiction. OCC, our clearinghouse for U.S. options and futures, is recognized as a third country CCP by the EU and is currently operating under the UK’s temporary recognition regime. Although the UK has not issued any equivalency determination with respect to U.S. CCPs, OCC has submitted its application for permanent recognition in the UK. The current deadline for recognition in the UK is December 31, 2025, and may be extended by His Majesty’s Treasury in the future in increments of 12 months each. As a prerequisite to ultimately achieving recognition in the UK, it is possible that OCC could be required by the UK to contribute capital to its default waterfall applicable in the event of clearing member default. This capital could be required to be drawn before the default fund contributions of non-defaulting clearing members in the event that a defaulting clearing member’s margin and other contributions were to be exhausted. OCC’s stockholders, including Cboe Options, could effectively be required to fund this capital. If the UK does not recognize OCC as a third country CCP, then UK market participants that clear through OCC would become subject to punitive capital charges. As a result, we could experience the loss of a significant number of UK market participants and a significant reduction in trading activity on our options and futures markets, which could have a material adverse effect on our business, financial condition and operating results.

The implementation of MiFID II and MiFIR in Europe at the beginning of 2018 has encouraged competition among market centers in Europe. MiFID II and MiFIR have introduced a number of new rules, including enhanced internal organizational and compliance monitoring requirements, which apply directly to European trading venues such as our MTF and RM. The impact of MiFID II and MiFIR is significant, and the increased competition among market centers could reduce trading fees, while increasing our costs of operating in Europe. Additionally, European authorities are currently undertaking a review of MiFID as a result of which new rules may come into effect that could have a material impact on our business.

In 2021 the E.C. published proposals for the review of EU market structure, including provisions for a consolidated tape for the EU and changes to the transparency regime for equities. These proposals are expected to be implemented during 2026. As proposed, these new rules may have a material adverse effect on our business, financial condition and operating results.

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

It is also possible that there will be additional legislative, regulatory, and enforcement changes, priorities or efforts in the environment in which we operate, or plan to operate, our businesses. Actions on any of the specific regulatory issues currently under review in the U.S. or internationally and other proposals could have a material impact on our business.

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

We maintain risk management, compliance and monitoring policies, procedures and programs that are reasonably designed to help with our compliance with applicable laws and rules and to prevent, detect, deter, monitor and manage our risks, including enterprise risk, compliance, regulatory, and internal audit programs, but such policies, procedures and programs may not be fully effective in their operation. Further, we face the risk of intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of actual or alleged non-compliance with applicable laws or regulations, we could be subject to investigations and judicial or administrative proceedings that may result in penalties, settlements or civil lawsuits, including by customers, or third parties, for damages, which may be substantial. For example, the SEC has previously brought actions against exchange operators, including us, for failing to fulfill their obligations to have an effective regulatory system. Any failure to comply with applicable laws and rules could materially adversely affect our business, reputation, financial condition and operating results and, in extreme cases, our ability to conduct our business or portions thereof. As the parent company for SROs, other markets, and a clearinghouse, we are responsible for maintaining markets that comply with securities and futures laws, SEC, FCA, AFM, DNB, CIRO, OSC, ASIC, JFSA, JSDA, ESMA, and CFTC regulations and the rules of the respective exchanges, markets and clearinghouse.

We have methods to identify, monitor and manage our risks. Management of legal, compliance, and regulatory risk, among other risks, requires policies and procedures to properly monitor and manage risk. Additionally, as we continue to integrate the technology, associates, and processes of recent acquisitions, we may not be able to identify additional risks. Further, the practices we utilize to integrate these acquisitions may not be effective at identifying or monitoring and managing risks related to ongoing integration activities. If our policies, procedures, and compliance systems are not effective or we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected. We cannot provide assurance that our policies and procedures will always be effective, or that our management, compliance department, risk department, regulatory department and related enterprise risk management framework, including the three lines of defense approach, and internal audit department would be able to identify any such ineffectiveness. If these departments or the enterprise risk management framework, and related policies and procedures are not effective, we may be subject to monetary or other penalties by our regulators, and our insurance policies may not provide adequate coverage.

Our ability to implement or amend rules could be limited or delayed because of regulation, which could negatively affect our ability to implement needed changes.

Our Exchanges registered with the SEC must submit proposed rule changes to the SEC for its review and, in many cases, its approval. Even where a proposed rule change may be effective upon filing with the SEC, the SEC retains the right to suspend and disapprove such a rule change. Also, the CFTC may stay or disapprove rules that we file with it for Cboe Digital futures exchange and clearinghouse, CFE, or Cboe SEF. The rule review process can be lengthy and can significantly delay the implementation of proposed rule changes that we believe are necessary to the operation of our markets. If the SEC or CFTC delays, including because of a government shutdown, or does not allow one of our Exchanges to implement a rule change, this could negatively affect our ability to make needed changes or implement business activities.

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

In addition to proposed tax changes that could affect our market participants, like other corporations, we are subject to taxes at federal, state and local levels, as well as in non-U.S. jurisdictions. More specifically, some jurisdictions where we operate are implementing Pillar 2 laws to effectuate a 15% minimum tax as of January 1, 2024. Currently, we do not expect a material tax cost to arise from the implementation of such legislation, as drafted. Changes in tax laws, including Pillar 2 laws, regulations or policies or successful claims by tax authorities could result in our having to pay higher taxes, which would in turn reduce our net income. If this occurs, we may experience a higher effective tax rate.

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

Some of our other liability risks arise under the laws and regulations relating to the tax, employment, intellectual property, anti-money laundering, technology export, cybersecurity, foreign asset controls, foreign corrupt practices, employee labor and employment areas, including anti-discrimination and fair-pay laws and regulations, and the businesses of companies listed on any of our exchanges. Liability could also result from disputes over the terms of a trade executed on one of our markets, claims that a system failure or delay cost a customer money, claims we entered into an unauthorized transaction or claims that we provided materially false or misleading statements in connection with a transaction.

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

As of December 31, 2023, we had $647.9 million of senior unsecured notes due 2027, $494.8 million of senior unsecured notes due 2030, $296.4 million of senior unsecured notes due 2032, no funds outstanding under our revolving credit facility and no funds outstanding under the Cboe Clear Europe credit facility. In 2023, we terminated and paid off outstanding amounts under our term loan facility. The financial and other covenants to which we have agreed and our indebtedness may have the effect of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness and making us more vulnerable to general adverse economic and industry conditions. Further, we may default on our obligations or violate the covenants, in which case, we may be required to seek a waiver of such default or the debt obligations may be accelerated. A default under any of our indebtedness with cross default provisions could result in a default on our other indebtedness. Our indebtedness may also increase future borrowing costs, and the covenants pertaining thereto may also limit our ability to repurchase shares of our common stock, increase dividends or obtain additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements. We are also required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including working capital, capital expenditures, regulatory capital requirements, and general corporate purposes. Also, our ability to fund capital expenditures and return capital to stockholders may depend on the amount of capital held due to regulatory capital requirements and the amount of capital committed related to lines of credit granted by the Company to our subsidiaries in connection with their regulatory capital requirements.

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

As of December 31, 2023, we have investment grade credit ratings from S&P Global Ratings (A-) and Moody’s Investor Service (A3). Ratings from credit agencies are not recommendations to buy, sell or hold our securities, and each rating should be evaluated independently of any other rating. There is no assurance that we will maintain such credit ratings, since credit ratings may be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. If a rating agency were to downgrade our rating below investment grade, our borrowing costs could increase.

If our goodwill, long-lived assets, investments in non-consolidated subsidiaries and intangible assets become impaired, the resulting charge to earnings may be significant.

We are required to assess investments in non-consolidated subsidiaries and intangible assets for impairment at least annually. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. In the future, we may take charges against earnings resulting from impairment. For example, in 2022, the Company previously recorded goodwill impairment charges of $460.9 million related to Cboe Digital, resulting in decreases in the carrying value of Cboe Digital. Any determination requiring the write-off of a significant portion of our goodwill, long-lived assets, intangible assets or investments in non-consolidated subsidiaries could materially adversely affect our results of operations and financial condition.

As a result of the Company’s annual impairment analysis, completed in the fourth quarter of 2023, in which all reporting units estimated fair value exceeded their carrying value, we do not consider our goodwill and indefinite-lived intangibles to have a significant risk of impairment.

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

Risks Relating to Our Cboe Digital Business

We may not realize the expected benefits of our acquisition of Cboe Digital and the acquisition introduces additional risks to our business due to its evolving business model.

On May 2, 2022, the Company completed its acquisition of ErisX, which was subsequently rebranded as Cboe Digital. Cboe Digital operates a U.S.-based digital asset spot market, a regulated futures exchange and a regulated clearinghouse. Leveraging digital asset data from Cboe Digital’s and our existing index calculation capabilities, we intend to develop and distribute digital asset indices for potential use in exchange traded products and other derivative product opportunities. We also plan to develop a robust market data offering based on actionable bid and offer prices from the Cboe Digital spot crypto market, and ultimately intend to develop a benchmark to help Cboe Digital’s industry partners and other market participants evaluate the appropriateness of crypto execution prices and offer digital asset trading to their clients. We are subject to increased financial and reputational risks if there is a failure to develop and launch one or more of the anticipated products, or if the development or launch of a new product is unsuccessful. Also, there can be no assurance that we will be able to maintain the necessary regulatory approvals or receive support from market participants, industry partners and users to develop and launch products as planned, that Cboe Digital will continue to operate as anticipated, or that we will realize the expected return on our investment. Furthermore, our investment in Cboe Digital entails numerous risks, including risks relating to our ability to:

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

Digital assets and the digital asset industry are relatively new and, in many cases, lightly regulated or largely unregulated. Digital asset platforms on which digital assets trade pose special risks, as these platforms are generally relatively new and the rules governing their activities are unsettled and their activities could be largely unregulated, and may therefore be more exposed to theft, fraud, and failure than established, regulated exchanges for other products.

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

Various aspects of the business that we are engaging in, or planning to engage in, through Cboe Digital are heavily regulated. The Cboe Digital futures exchange and clearinghouse are regulated by the CFTC. The Cboe Digital clearinghouse is registered with the Financial Crimes Enforcement Network as a money services business; licensed as a money transmitter in many U.S. states and territories; and holds a BitLicense from the New York Department of Financial Services. Further, the regulatory and legislative framework is unsettled with respect to many forms of digital assets, which means that federal or state regulators or legislators may in the future curtail or prohibit the acquisition, use or redemption of certain digital assets. Ownership of, holding or trading in certain digital assets may become subject to litigation. In light of recent events in the digital asset environment, including the volatility of digital asset markets in 2022, ongoing litigation between digital asset market participants and federal regulators, and large-scale enforcement activity such as the Binance guilty plea, Federal regulators, state regulators and legislators are increasingly looking to take regulatory or legislative actions, such as the potential digital asset legislation discussed above. Such action may require additional resources for Cboe Digital to comply with any new regulations and laws and increase the cost and/or subject us and other companies to additional regulations and laws regarding custody or facilitating the trading of digital assets, which may have a material adverse effect on the Cboe Digital business. As a money service business, we are also subject to federal and state anti-money laundering and counter-terrorism financing laws and regulations.

In addition, as we expand the Cboe Digital business to new products and services, we may come under the jurisdiction of additional regulators - both with respect to jurisdiction and subject matter. Certain jurisdictions may impose restrictions on the ability to trade specific certain digital assets or at all. Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any governmental authority (including changes to or expansion of the interpretation of those laws, regulations, or orders), including those discussed in this risk factor, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and enforcement, result in additional compliance and licensure requirements, increase regulatory scrutiny of its business, restrict Cboe Digital’s operations, and force Cboe Digital to change its business practices, make product or operational changes, or delay planned product launches or improvements.

We currently maintain policies and procedures designed to reasonably help ensure compliance with applicable laws and regulations, but there can be no assurance that we or our employees or agents will be able to comply with all of the regulatory regimes that currently apply, or may in the future be applied, to the Cboe Digital platform or the digital assets supported by the Cboe Digital platform. Cboe Digital follows best practices designed to restrict unauthorized access by individuals or entities in jurisdictions where it is impermissible to trade digital assets. We do not have exposure to any regulators outside of the United States and routinely seek out and receive legal analyses on which jurisdictions we can offer our services to and which customers may avail themselves of our products and services. Additionally, we evaluate which digital assets to include on our platform pursuant to a digital asset listing policy, which includes review by operational, legal and compliance functions. The SEC and its staff have taken the position that certain digital assets fall within the definition of a “security” under the federal securities laws, and it is possible the SEC may take this position with respect to assets that may be transacted on the Cboe Digital platform. The legal test for determining whether any given asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally has not provided advance guidance or confirmation on the status of any particular digital asset as a security. Furthermore, the SEC’s views in this area have evolved over time, and it is difficult to predict the direction or timing of any continuing evolution. In addition, a platform trading a digital asset determined to be a security may be required to register and be regulated by the SEC. A failure by us, including our employees or agents, to comply with applicable laws and regulations and subsequent judgment or settlement against us under these laws could subject us to monetary penalties, damages, expenses, and/or have a significant reputational impact.

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

Cboe Digital takes several steps to isolate the digital assets held for customers from its own assets and to structure customer accounts in a way that reinforces customer ownership of digital assets. Primarily, Cboe Digital holds customer digital assets separate from its own assets in customer accounts, referred to as wallets, with long-term storage by a third party custody provider and licensed trust company. When Cboe Digital holds digital asset for customers to enable the inbound receipt and outbound transmittal of virtual currencies, customer digital assets are held in omnibus wallets titled for the benefit of customers of Cboe Digital. Digital assets of customers (but not Cboe Digital) are held together in the omnibus wallets, and Cboe Digital maintains the records of the amount and type of digital asset owned by each of its customers in the omnibus wallets. Cboe Digital does not hold its own corporate assets together with the customer digital assets in the omnibus wallets, other than corporate assets that are held in omnibus wallets to facilitate customer transactions relating to the digital assets contained in the omnibus wallet, including in order to pay customary transaction fees and expenses. Because Cboe Digital does not have a trading entity for proprietary or liquidity trading purposes, Cboe Digital maintains its own digital assets only to facilitate customer trading. Cboe Digital does not currently pledge, rehypothecate, or invest customer digital assets although its customer agreements and rulebook permit it to do so in the future. Additionally, Cboe Digital does not otherwise use customer digital assets for its own corporate or business purposes. A failure of Cboe Digital’s policies and procedures regarding the separation of customer assets could subject Cboe Digital to regulatory scrutiny and could adversely affect Cboe Digital’s digital asset business.

The obligations associated with these custodial and other arrangements to safeguard digital assets involve unique risks and uncertainties not present in arrangements to safeguard assets that are not digital assets. While other types of assets held in a similarly-segregated manner have been deemed not to be part of the custodian’s bankruptcy estate under various regulatory regimes, bankruptcy courts have not yet fully considered the appropriate treatment of custodial holdings of digital assets, and any such determination may be highly fact-specific. Despite Cboe Digital’s efforts, through contractual terms and account set up, to structure customer accounts and wallets in a manner that reinforces customer ownership of the assets, there can be no assurance that courts will not consider such assets as part of Cboe Digital’s or a Cboe Digital custodian’s bankruptcy estate. In that event, digital assets that Cboe Digital or its custodian holds on behalf of Cboe Digital customers may become subject to the bankruptcy proceedings, and such customers could be treated as general unsecured creditors. Moreover, even if digital assets ultimately are not treated as part of Cboe Digital’s or a Cboe Digital custodian’s bankruptcy estate, the lack of precedent and the fact-dependent nature of the determination could delay the return of such digital assets to customers or result in the return of all or a portion of the cash value of the digital assets rather than the digital assets themselves. As a result of these and other risks, customers may find digital assets to be more risky and less attractive than other assets, which could reduce demand for Cboe Digital’s digital asset services and could adversely impact Cboe Digital’s digital asset business.

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

Cboe Digital is subject to risks related to operating its clearinghouse, Cboe Clear Digital, which is a derivatives clearing organization (“DCO”) registered with the CFTC. Risks associated with the operation of Cboe Clear Digital include failing to meet strict business continuity requirements and regulatory oversight, risks of default by clearing members and counterparties due to bankruptcy, lack of liquidity, operational failure or other reasons. There is no guarantee the collateral deposited will continue to maintain its value, and the use of digital assets as collateral may introduce additional volatility in value. Further, to help ensure an orderly market, Cboe Digital maintains digital assets to support its clearing operations which may be subject to significant changes in value and therefore exposed to market risk with the fluctuation in market prices. Cboe Digital monitors this risk on a daily, weekly and monthly basis. The business model is such that Cboe Digital earns digital assets and at times may accumulate positions that are subject to market risk. Customer positions do have market risk based on daily activity and settlement prices. The provision of non-material limits in spot trading introduces potential additional risk as, if a participant is permitted to trade on limits but defaults on their obligation to settle, Cboe Clear Digital may be required to fulfill the defaulting party’s obligations to its trading counterparty(ies), which may have an adverse effect on our business. Spot limits are provided in the form of intraday credit to trade certain digital assets and USD. USD cash collateral is collected to mitigate credit risk due to default. Trading in Bitcoin and Ether futures with margin treatment began in January 2024 and we could experience losses in excess of the collateral, which may have an adverse effect on our business, if a clearing participant defaults on its obligations to our clearinghouse, and its margin and its guaranty fund deposits are insufficient to meet its obligations. Please also refer to the risk factors above for a discussion of other risks associated with the use of digital assets. These risks could subject Cboe Digital to substantial losses, not being able to meet short term liquidity demands due to settlement activity, reputational harm, regulatory consequences, including litigation, fines and enforcement actions, and the inability to operate its business.

Item 1B.Unresolved Staff Comments

Not applicable.

Item 1C.Cybersecurity

We maintain policies, procedures and controls designed to safeguard against cybersecurity incidents by protecting the confidentiality, integrity, availability and reliability of our systems, networks and information. These policies, procedures and controls are subject to monitoring, auditing, and evaluation practices, pursuant to our Enterprise Risk Management program, which is supported by a three-line defense strategy that includes, the business lines, the Enterprise Risk Management Committee, the Risk Management and Information Security Department, the Compliance Department and the Internal Audit Department. Further, we have developed and conduct at least annually cybersecurity and data privacy training programs for our employees and our third-party consultants who have access to our systems. At least annually, we also conduct simulations, tabletop exercises, independent third-party cybersecurity penetration assessments, and response readiness tests. In addition, the information technology systems of our self-regulatory organizations are subject to periodic reviews, audits, and inspections by regulatory authorities. We also conduct diligence on cybersecurity practices in connection with our overall risk assessment when evaluating expansion into new regions, strategic opportunities, and new products.

We engage assessors, consultants, auditors and other third parties in connection with developing and evaluating our overall risk management framework. Additionally, our internal audit team periodically engages third parties to co-source internal audits of our information security processes. We strive to utilize best practices in our information security management and follow applicable industry standards.

In support of our risk management framework, we maintain a vendor management policy and program to manage third-party risk. Embedded in our vendor management policy is a defined process to assess the risks related to new vendors. Vendors deemed to be high risk are re-assessed annually. These assessments include security questionnaires and reviews of Service Organization Controls (SOC) Reports, where applicable. Cboe uses a third-party service to help monitor the security posture of our vendors that process and/or store confidential Cboe information.

We have committees, response and management teams, and dedicated positions for managing and assessing cybersecurity risk, including a Chief Information Security Officer, a Chief Risk Officer, an Enterprise Risk Management Committee and a dedicated internal information security team. Our Chief Information Security Officer and Chief Risk Officer have extensive experience in the industry. Our Chief Information Security Officer has over 20 years of experience leading information security programs including 12 years of experience in cybersecurity consulting, building efficient and sustainable cybersecurity programs for large, complex and heavily regulated global enterprises. Our Chief Information Security Officer is currently responsible for developing and executing the Company’s global security strategy and roadmap along with its long-range plan to meet industry and regional regulatory compliance requirements. We have an information security department with associates who are located around the globe. Our Chief Risk Officer’s tenure with Cboe spans 23 years, during which time he has held senior positions in information security and risk management. He is currently responsible for oversight of the Company’s risk function including the enterprise risk management, information security, privacy, vendor management, and IT asset management programs.

Our incident response team is responsible for identifying potential cybersecurity incidents and communicating information regarding the nature and severity of the incident to senior management and others as required by the Company’s written Incident Response Plan. Cybersecurity incidents are tracked pursuant to our incident monitoring processes defined within the Incident Response Plan. Potential cybersecurity incidents may also be reported to our Disclosure Committee to determine if further action and/or public disclosure is required. We have also put in place a vulnerability management program through which our systems are routinely scanned to help identify vulnerabilities and track remediation activities.

The Board recognizes that our business depends on the confidentiality, integrity, availability, performance, security, and reliability of our data and technology systems and devotes time and attention to the oversight of cybersecurity and information security risk. In particular, the Board’s Risk Committee receives recurring updates and reports on information security-related topics from senior management, including from the Company’s Chief Compliance Officer, Chief Risk Officer, and Chief Information Security Officer. More specifically, the Risk Committee receives recurring presentations from senior management on cybersecurity, including architecture and resiliency, incident management, business continuity and disaster recovery, significant information technology changes, data privacy, insider threats, physical security, information related to third-party cyber assessments and risks associated with the use of third party service providers. The Risk Committee also reviews and approves any changes to the related information security and privacy program charter. Further, summaries of the proceedings from prior Risk Committee meetings are provided to the Board on a routine basis.

We have experienced in the past, and we expect to continue to experience, cybersecurity threats and events of varying degrees. However, we are not aware of any of these threats or events having a material impact on our business or our business strategy, results of operations or financial condition results to date. We cannot assure you that we will not experience future threats or events that may be material. Please also refer to the risk factors above for additional information.

Item 2.Properties

The Company is headquartered in Chicago with a network of domestic and global offices across the Americas, Europe, Asia and Australia, including main hubs in New York, London, Kansas City and Amsterdam. Our principal properties as of December 31, 2023 are listed in the table below:

Location	Classification	Owned/Leased	Lease Expiration	Approximate Size
400 South La Salle Street, Chicago, Illinois	Former global headquarters and office space; prior trading floor	Owned*	N/A	300,000 sq. ft.
433 West Van Buren Street, Chicago, Illinois	New global headquarters and office space	Leased	August 2035	185,000 sq. ft.
8050 Marshall Drive, Lenexa, Kansas	Office space	Leased	February 2027, with two 5 year renewal options	62,000 sq. ft.
141 West Jackson Boulevard, Chicago, Illinois	Trading floor and office space	Leased	October 2032	40,000 sq. ft.
Gustav Mahlerplein 73-83, Amsterdam, Netherlands	Office space	Leased	January 2032	29,500 sq. ft.
17 State Street, New York, New York	Office space	Leased	December 2027	22,000 sq. ft.
11 Monument Street, London, United Kingdom	Principal UK office space	Leased	March 2027, with one 5 year renewal option	21,000 sq. ft.
1 Farrer Place, Sydney 2000 Australia	Office space	Leased	December 2026	18,000 sq. ft.
Rockwell Business Center Sheridan, Sheridan Street Corner United Street, Highway Hills Mandaluyong City 1550 Philippines	Office space	Leased	November 2028	10,500 sq. ft.
One Liberty Plaza, New York, New York	Office space	Leased	May 2027	8,500 sq. ft.
65 Queen Street West Toronto, Ontario, Canada	Office space	Leased	June 2028	8,000 sq. ft.

*Through our wholly-owned subsidiary, Cboe Building Corporation, we own the building that was previously the global headquarters. As a result of the Merger, there was a reduction in employee workspace needed in Chicago, which led to the decision to market for sale the former headquarters location. The building is currently classified as held for sale. See Note 7 (“Property and Equipment, Net”) of the consolidated financial statements included herein for further information.

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

Our primary data center in the United States is in Secaucus, New Jersey, and its disaster recovery center is in Chicago, Illinois. In Europe, our primary data center is in Slough, England and the secondary data center is in Park Royal, London. In Asia Pacific, our primary data centers are in Tokyo, Japan and Sydney, Australia and secondary data centers are located in Osaka City, Japan and Sydney, Australia.

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

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of January 31, 2024, there were approximately 116 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations, for a total authorization of $1.8 billion. The program permits the Company to purchase shares, through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

Under the program, for the year ended December 31, 2023, the Company repurchased 661,721 shares of common stock at an average cost per share of $126.80, totaling $83.9 million. Since inception of the program through December 31, 2023, the Company has repurchased 19,610,088 shares of common stock at an average cost per share of $72.21, totaling $1.4 billion. As of December 31, 2023, the Company had $384.0 million of availability remaining under its existing share repurchase authorizations.

The table below shows the purchases of equity securities by the Company which settled during the three months ended December 31, 2023, reflecting the purchase of common stock under the Company's share repurchase program:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that May
			as Part of Publicly	Yet Be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or Programs
Period	Shares Purchased	Paid per Share	or Programs	(in millions)
October 1 to October 31, 2023	—	$—	—	$389.8
November 1 to November 30, 2023	—	—	—	389.8
December 1 to December 31, 2023	33,507	173.59	33,507	384.0
Total	33,507	$173.59	33,507

Purchase of common stock from employees

During the fiscal quarter ended December 31, 2023, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock units and restricted stock awards. The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended December 31, 2023:

	Total number of shares	Average price paid
Period	purchased	per share
October 1 to October 31, 2023	—	$—
November 1 to November 30, 2023	243	176.66
December 1 to December 31, 2023	52	134.03
Total	295	169.18

Stockholder Return Performance Graph

The following graph compares the cumulative total return provided to stockholders on our common stock since December 31, 2018 against the return of the S&P 500 Index and a customized peer group that includes CME Group Inc., Intercontinental Exchange Inc., and Nasdaq, Inc.

An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, the index and the peer groups on December 31, 2018, and its performance is tracked on an annual basis through December 31, 2023.

Comparison of Cumulative Total Return of the

Company, Peer Groups, Industry Indices and/or Broad Markets

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cboe Global Markets, Inc., the S&P 500 Index

and a Peer Group

$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Cboe Global Markets, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Data Source: Yahoo Finance, Closing Price(s)

	12/18	12/19	12/20	12/21	12/22	12/23
Cboe Global Markets, Inc.	100.00	124.16	97.88	139.21	136.20	196.64
S&P 500	100.00	125.72	148.85	191.58	156.88	198.13
Peer Group	100.00	122.67	142.87	197.23	162.00	182.70

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

A detailed comparison of the Company’s 2022 operating results to its 2021 operating results can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s 2022 Annual Report on Form 10-K filed February 17, 2023 at www.sec.gov.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Executive Summary – Includes an overview of the Company’s business; a description of notable recent developments, current economic, competitive and regulatory trends relevant to our business; the Company’s current business strategy; and the Company’s primary sources of operating and non-operating revenues and expenses.
●	Results of Operations – Includes an analysis of the Company’s 2023 and 2022 financial results and a discussion of any known events or trends which are likely to impact future results.
●	Liquidity and Capital Resources – Includes a discussion of the Company’s future cash requirements, capital resources, and financing arrangements.
●	Critical Accounting Estimates – Provides an explanation of accounting estimates which may have a significant impact on the Company’s financial results and the judgments, assumptions, and uncertainties associated with those estimates.
●	Recent Accounting Pronouncements – Includes an evaluation of recent accounting pronouncements and the potential impact of their future adoption on the Company’s financial results.

EXECUTIVE SUMMARY

Overview

Cboe Global Markets, Inc., the world's leading derivatives and securities exchange network, delivers cutting-edge trading, clearing and investment solutions to people around the world. Cboe provides trading solutions and products in multiple asset classes, including equities, derivatives, FX, and digital assets, across North America, Europe, and Asia Pacific. Above all, the Company is committed to building a trusted, inclusive global marketplace that enables people to pursue a sustainable financial future.

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates Cboe Europe, one of the largest stock exchanges by value traded in Europe, and owns Cboe Clear Europe, a leading pan-European equities and derivatives clearinghouse, BIDS Holdings, which owns a leading block-trading ATS by volume in the U.S., and provides block-trading services with Cboe market operators in Europe, Canada, Australia, and Japan, Cboe Australia, an operator of trading venues in Australia, Cboe Japan, an operator of trading venues in Japan, Cboe Digital, an operator of a U.S. based digital asset spot market and a regulated futures exchange, Cboe Clear Digital, an operator of a regulated clearinghouse, and Cboe Canada Inc., a recognized Canadian securities exchange. Cboe subsidiaries also serve collectively as a leading market globally for exchange-traded products (“ETPs”) listings and trading.

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

Options. The Options segment includes options on market indices (“index options”), as well as on the stocks of individual corporations (“equity options”) and on ETPs such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”), which are “multi-listed” options and listed on a non-exclusive basis. These options are eligible to trade, as applicable, on Cboe Options, C2, BZX, EDGX, and/or other U.S. national security exchanges. Cboe Options is the Company’s primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on the Cboe Options trading floor in Chicago. C2 Options, BZX Options, and EDGX Options are all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data fees revenues generated from the consolidated tape plans, the licensing of proprietary options market data, index licensing, routing services, and access and capacity services.

North American Equities. The North American Equities segment includes U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform in the U.S. and Canada, and Canadian equities and other transaction services that occur on or through Cboe Canada Inc.’s order books. The North American Equities segment also includes listing services on Cboe Canada Inc., corporate and ETP listings on BZX, applicable market data fees revenues generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.

Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, exchange-traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities transaction services of Cboe Australia and Cboe Japan, operators of trading venues in Australia and Japan, respectively, along with equities transactions that occur on the BIDS Trading platform in Australia and Japan. Cboe Europe operates lit and dark books, a periodic auctions book, and Cboe BIDS Europe, a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019 and based in Amsterdam, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area (“EEA”) symbols. Cboe Europe Derivatives, a pan-European derivatives platform launched in September 2021, offers futures and options based on Cboe Europe equity indices, and single stock options. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia and Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.

Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services.

Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX fully electronic trading platform, non-deliverable forward FX transactions (“NDFs”) offered for execution on Cboe SEF, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. The segment includes transaction services for U.S. government securities executed on the Cboe Fixed Income fully electronic trading platform.

Digital. The Digital segment includes a U.S. based digital asset spot market, a regulated futures exchange, and a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services.

Executive Transitions

On July 6, 2023, Brian Schell, former Executive Vice President, Chief Financial Officer and Treasurer, announced his departure from the Company to pursue a new professional opportunity outside of the exchange industry. Jill Griebenow, Senior Vice President, Chief Accounting Officer, was appointed to serve as Executive Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer effective July 10, 2023, and currently serves as Executive Vice President, Chief Financial Officer.

On September 18, 2023 (the “Effective Date”), Edward T. Tilly, former Chief Executive Officer of the Company, resigned and voluntarily terminated his employment with the Company. Mr. Tilly also resigned as Chairman of the Company’s Board of Directors, effective as of the Effective Date. Mr. Tilly’s resignation followed the conclusion of an investigation led by the Board of Directors and outside independent counsel that was launched in late August 2023. The Board of Directors determined that Mr. Tilly did not disclose personal relationships with colleagues, which violated the Company’s policies and stands in stark contrast to the Company’s values. The conduct was not related to and does not impact the Company’s strategy, financial performance, technology and market operations, financial reporting or internal controls over financial reporting. Following Mr. Tilly’s resignation, Fredric J. Tomczyk, an existing director of the Company, was appointed as Chief Executive Officer of the Company, effective as of the Effective Date. As a result of Mr. Tomczyk’s appointment as Chief Executive Officer, Mr. Tomczyk stepped down from the Board of Directors’ Compensation Committee and Finance and Strategy Committee as of the Effective Date. Also as of the Effective Date, William M. Farrow III was appointed as non-executive Chairman of the Board of Directors (replacing his prior role as Lead Director of the Board of Directors).

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

A number of significant structural, political and monetary issues, global conflicts continue to confront the global economy, and instability could continue, resulting in an increased or subdued level of inflation, market volatility, potential recessions, supply chain constraints, changes in trading volumes, greater uncertainty, inflationary increases in our expenses, such as compensation inflation, and increased costs and uncertainties related to CAT and the ability to collect on the promissory notes related to the funding of CAT may have an adverse effect on our financial results.

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

Components of Cost of Revenues

Liquidity Payments

Liquidity payments are primarily correlated to the volume of securities traded on our markets. As stated above, we record the liquidity rebates paid to market participants providing liquidity, in the case of Cboe Options, C2, BZX, EDGX, and Cboe Europe Equities and Derivatives, and Cboe Digital, as cost of revenue. BYX and EDGA offer a pricing model where we rebate liquidity takers for executing against an order resting on our book, which is also recorded as a cost of revenues.

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

Professional Fees and Outside Services

Professional fees and outside services consist primarily of consulting services, which include supplemental staff activities primarily related to systems development and maintenance, legal, regulatory and audit, and tax advisory services, as well as compensation paid to non-employee directors, including stock-based compensation and deferred compensation.

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

Non-Operating (Expenses) Income

Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other (expense) income. These activities primarily include interest earned on the investing of excess cash, interest expense related to outstanding debt facilities, income and unrealized gains and losses related to investments held in a trust for the Company’s non-qualified retirement and benefit plans, including non-employee director deferred compensation, realized gains and losses related to the Company’s previously held minority investments, income earned related to the Company’s minority investments, equity earnings or losses from our investments in other business ventures, impairment of the Company’s investments, investment establishment costs associated with new business ventures, and loan forgiveness provided under the Small Business Administration ("SBA") Paycheck Protection Program (“PPP”). See Note 12 (“Debt”) for additional information regarding the PPP.

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

Comparison of Years Ended December 31, 2023 and 2022

Overview

The following summarizes changes in financial performance for the year ended December 31, 2023, compared to the year ended December 31, 2022:

Total Revenues (in millions)
$3,773.5
$3,958.5
2023
2022
Revenues Less Cost of Revenues (in millions)
$1,918.0
$1,741.7
2023
2022
Net Income (in millions)
$761.4
$235.0
2023
2022
EBITDA(1)
$1,252.1
$655.2
2023
2022
EBITDA Margin(1)
65.3%
37.6%
2023
2022
Adjusted EBITDA(1)
$1,244.8
$1,135.6
2023
2022
Adjusted EBITDA Margin(1)
64.9%
65.2%
2023
2022
Basic Earnings Per Share
$7.16
$2.20
2023
2022
Diluted Earnings Per Share
$7.13
$2.19
2023
2022
Adjusted Diluted Earnings Per Share(1)
$7.80
$6.93
2023
2022

(1)	These are Non-GAAP figures for which reconciliations are provided below (in millions, except percentages, earnings per share, and as noted below).

	Year Ended
	December 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
Total revenues	$3,773.5	$3,958.5	$(185.0)	(5)%
Total cost of revenues	1,855.5	2,216.8	(361.3)	(16)%
Revenues less cost of revenues	1,918.0	1,741.7	176.3	10%
Total operating expenses	860.1	1,252.1	(392.0)	(31)%
Operating income	1,057.9	489.6	568.3	116%
Income before income tax provision	1,047.6	432.9	614.7	142%
Income tax provision	286.2	197.9	88.3	45%
Net income	$761.4	$235.0	$526.4	224%
Basic earnings per share	$7.16	$2.20	$4.96	225%
Diluted earnings per share	7.13	2.19	4.94	226%
Organic net revenue (1)	$1,910.4	$1,741.7	$168.7	10%
EBITDA (2)	$1,252.1	$655.2	$596.9	91%
EBITDA margin (3)	65.3%	37.6%	27.7%	*
Adjusted EBITDA (2)	$1,244.8	$1,135.6	$109.2	10%
Adjusted EBITDA margin (4)	64.9%	65.2%	(0.3)%	*
Adjusted earnings (5)	$828.1	$739.8	$88.3	12%
Adjusted earnings margin (5)	43.2%	42.5%	0.7%	*
Diluted weighted average shares outstanding	106.2	106.7	(0.5)	(0)%
Adjusted Diluted earnings per share (6)	$7.80	$6.93	$0.87	13%

* Not meaningful

(1)	Organic net revenue is defined as revenues less cost of revenues excluding revenues less cost of revenues of any acquisition that has been owned for less than one year. Revenues from acquisitions that have been owned at least one year are considered organic and are no longer excluded from organic net revenue from either period for comparative purposes. Organic net revenue does not represent, and should not be considered as, an alternative to revenues less cost of revenues, or net revenue, as determined in accordance with GAAP. We have presented organic net revenue because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our operating financial performance before the effects of acquisitions. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate organic net revenue differently than we do. Organic net revenue has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

	Year Ended
	December 31,
	2023	2022
	(in millions)	(in millions)
Revenues less cost of revenues	$1,918.0	$1,741.7
Recent acquisitions:
Acquisition revenues less cost of revenues	$(7.6)	$—
Organic net revenue	$1,910.4	$1,741.7

(2)	EBITDA is defined as income or loss before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs, impairment of investment, gain on investment, investment establishment costs, goodwill impairment, loan forgiveness, income from investments, and change in contingent consideration. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(3)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(4)	Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(5)	Adjusted earnings is defined as net income adjusted for amortization of purchased intangibles, acquisition-related costs, impairment of investment, gain on investment, investment establishment costs, goodwill impairment, loan forgiveness, income from investments, certain tax reserve changes, deferred tax re-measurements, change in contingent consideration, and net income or loss allocated to participating securities, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(6)	Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding.

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in millions) for the year ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
	2023
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$572.6	$104.1	$20.4	$52.4	$23.9	$(34.1)	$18.2	$757.5
Interest expense (income), net	(0.1)	(1.4)	4.8	—	—	(2.0)	49.1	50.4
Income tax provision (benefit)	275.7	14.8	6.8	33.4	0.5	(10.4)	(34.6)	286.2
Depreciation and amortization	30.1	69.4	30.7	2.0	18.4	7.4	—	158.0
EBITDA	878.3	186.9	62.7	87.8	42.8	(39.1)	32.7	1,252.1
Acquisition-related costs	—	0.8	0.8	—	—	1.0	4.8	7.4
Impairment of investment	—	—	—	—	—	—	1.8	1.8
Income from investment	—	—	—	—	—	—	(2.1)	(2.1)
Change in contingent consideration	—	(7.5)	(6.9)	—	—	—	—	(14.4)
Adjusted EBITDA	$878.3	$180.2	$56.6	$87.8	$42.8	$(38.1)	$37.2	$1,244.8

	Year Ended December 31,
	2022
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$478.1	$125.9	$22.8	$12.8	$9.1	$(369.7)	$(44.9)	$234.1
Interest expense (income), net	—	(0.4)	8.0	—	(0.4)	—	49.2	56.4
Income tax provision (benefit)	260.7	20.5	6.8	42.4	0.1	(119.0)	(13.6)	197.9
Depreciation and amortization	26.5	74.1	37.0	2.6	21.9	4.7	—	166.8
EBITDA	765.3	220.1	74.6	57.8	30.7	(484.0)	(9.3)	655.2
Acquisition-related costs	—	3.9	3.6	—	—	9.5	2.9	19.9
Impairment of investment	—	—	—	—	—	—	10.6	10.6
Loan forgiveness	—	—	—	—	—	(1.3)	—	(1.3)
Gain on investment	—	—	—	—	—	—	(7.5)	(7.5)
Goodwill impairment	—	—	—	—	—	460.9	—	460.9
Investment establishment costs	—	—	—	—	—	—	3.0	3.0
Change in contingent consideration	—	(5.2)	—	—	—	—	—	(5.2)
Adjusted EBITDA	$765.3	$218.8	$78.2	$57.8	$30.7	$(14.9)	$(0.3)	$1,135.6

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Year Ended December 31,
	2023	2022
Net income allocated to common stockholders	$757.5	$234.1
Amortization of acquisition-related intangibles	116.6	124.3
Acquisition-related costs	7.4	19.9
Impairment of investment	1.8	10.6
Loan forgiveness	—	(1.3)
Gain on investment	—	(7.5)
Income from investment	(2.1)	—
Goodwill impairment	—	460.9
Investment establishment costs	—	3.0
Change in contingent consideration	(14.4)	(5.2)
(Release) increase of tax reserves	(6.0)	48.5
Valuation allowances	(2.7)	—
Deferred tax re-measurements	1.1	(2.0)
Tax effect of adjustments	(30.7)	(143.7)
Net income allocated to participating securities	(0.4)	(1.8)
Adjusted earnings	$828.1	$739.8

The following summarizes changes in certain operational and financial metrics for the year ended December 31, 2023 compared to the year ended December 31, 2022:

The following summarizes changes in certain operational and financial metrics for the year ended December 31, 2023 compared to the year ended December 31, 2022 (continued from previous page):

The following table includes operational and financial metrics for our Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX segments. The metrics listed for Canadian Equities in the table below include Cboe Canada as a result of the acquisition completed during 2022. Therefore, the metrics shown in the table below in Canadian Equities do not include Cboe Canada for the periods preceding the acquisition. The following summarizes changes in certain operational and financial metrics for the year ended December 31, 2023 compared to the year ended December 31, 2022:

	Year Ended
	December 31,		Increase/	Percent
	2023	2022	(Decrease)	Change

	(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	44.2	41.1	3.1	8%
Total touched contracts (1)	14.6	13.6	1.0	7%
Multi-listed contract ADV	10.8	10.8	—	0%
Index contract ADV	3.8	2.8	1.0	33%
Number of trading days	250	251	(1)	(0)%
Total Options revenue per contract (RPC) (2)	$0.276	$0.234	$0.042	18%
Multi-listed options RPC (2)	0.060	0.063	(0.003)	(5)%
Index options RPC (2)	0.893	0.879	0.014	2%
Total Options market share	33.1%	33.2%	(0.1)%	*
Multi-listed options market share	26.8%	28.2%	(1.4)%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total touched shares (in billions) (1)	1.5	1.7	(0.2)	(12)%
Market ADV (in billions)	11.0	11.9	(0.9)	(7)%
Market share	12.8%	13.6%	(0.8)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (3)	$0.018	$0.021	$(0.003)	(11)%
U.S. ETPs: launches (number of launches)	124	80	44	55%
U.S. ETPs: listings (number of listings)	666	592	74	13%
U.S. Equities - Off-Exchange:
ADV:
Total touched shares (in millions) (1)	78.0	90.4	(12.4)	(14)%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (4)	$0.126	$0.113	$0.013	11%
Trading days	250	251	(1)	(0)%
Canadian Equities:
ADV (matched shares, in millions) (5)	136.1	91.8	44.3	48%
Trading days	250	250	—	—%
Net capture (per 10,000 touched shares, in Canadian dollars) (6)	3.994	4.966	(0.972)	(20)%
Europe and Asia Pacific:
European Equities:
ADNV:
Matched ADNV (Euros - in billions) (7)	€9.4	€10.8	€(1.4)	(13)%
Market ADNV (in billions)	39.1	46.2	(7.1)	(15)%
Trading days	256	257	(1)	(0)%
Market share	24.0%	23.5%	0.5%	*
Net capture (per matched notional value (bps), in Euros) (8)	0.226	0.231	(0.005)	(2)%
Cboe Clear Europe:
Trades cleared (9)	1,172.0	1,499.9	(327.9)	(22)%
Fee per trade cleared (10)	€0.009	€0.008	€0.001	9%
European equities market share cleared (11)	34.3%	32.6%	1.7%	*
Net settlement volume (12)	10.0	10.3	(0.3)	(3)%
Net fee per settlement (13)	€0.917	€0.881	€0.036	4%
Australian Equities:
ADNV (AUD - in billions)	$0.7	$0.8	$(0.1)	(10)%
Trading days	252	253	(1)	(0)%
Market share - Continuous	18.7%	16.6%	2.1%	*
Net capture (per matched notional value (bps), in Australian Dollars) (14)	0.158	0.164	(0.006)	(4)%
Japanese Equities:
ADNV (JPY - in billions)	¥176.6	¥142.9	¥33.7	24%
Trading days	246	244	2	1%
Market share - Lit Continuous	4.0%	3.6%	0.4%	*
Net capture (per matched notional value (bps), in Yen) (15)	0.252	0.252	—	0%
Futures:
ADV (in thousands)	223.3	218.2	5.1	2%
Trading days	250	251	(1)	(0)%
Revenue per contract	$1.755	$1.674	$0.081	5%
Global FX:
ADNV ($ - in billions)	$44.7	$40.9	$3.8	9%
Market share	20.0%	17.6%	2.4%	*
Trading days	259	260	(1)	(0)%
Net capture (per one million dollars traded) (16)	2.64	2.69	(0.05)	(2)%

Average British pound/U.S. dollar exchange rate	$1.243	$1.237	$0.006	0%
Average Canadian dollar/U.S. dollar exchange rate	$0.741	$0.769	$(0.028)	(4)%
Average Euro/U.S. dollar exchange rate	$1.081	$1.054	$0.027	3%
Average Euro/British pound exchange rate	£0.870	£0.852	£0.018	2%
Average Australian dollar/U.S. dollar exchange rate	$0.664	$0.694	$(0.030)	(4)%
Average Japanese Yen/U.S. dollar exchange rate	$0.007	$0.008	$(0.001)	(7)%

* Not meaningful

Note, the percent change listed represents the change in the unrounded metrics figures.

(1)	Touched volume represents the total number of shares of equity securities and ETFs internally matched on our exchanges or routed to and executed on an external market center.
(2)	Average revenue per contract, for options and futures represents total net transaction fees recognized for the period divided by total contracts traded during the period.
(3)	Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX, and EDGA and the number of trading days.
(4)	Net capture per one hundred touched shares refers to transaction fees less order and execution management system (OMS/EMS) fees and clearing costs divided by the product of one-hundredth ADV of touched shares on BIDS Trading and the number of trading days for the period.
(5)	Matched volume represents the total number of shares of equity securities and ETFs activity executed on our exchanges.
(6)	Net capture per 10,000 touched shares refers to transaction fees divided by the product of one-ten thousandth ADV of shares for Cboe Canada and MATCHNow and the number of trading days.
(7)	Matched ADNV represents the average daily notional value of shares or contracts executed on our exchanges.
(8)	Net capture per matched notional value refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Equities and the number of trading days.
(9)	Trades cleared refers to the total number of non-interoperable trades cleared.
(10)	Fee per trade cleared refers to clearing fees divided by number of non-interoperable trades cleared.
(11)	European Equities market share cleared represents Cboe Clear Europe’s client volume cleared divided by the total volume of the publicly reported European venues.
(12)	Net settlement volume refers to the total number of settlements executed after netting.
(13)	Net fee per settlement refers to settlement fees less direct costs incurred to settle divided by the number of settlements executed after netting.
(14)	Net capture per matched notional value refers to transaction fees less liquidity payments in Australian dollars divided by the product of ADNV in Australian dollars of shares matched on Cboe Australia and the number of Australian Equities trading days.
(15)	Net capture per matched notional value refers to transaction fees less liquidity payments in Japanese Yen divided by the product of ADNV in Japanese Yen of shares matched on Cboe Japan and the number of Japanese Equities trading days.
(16)	Net capture per one million dollars traded refers to net transaction fees less liquidity payments, if any, divided by the Spot and SEF products of one-thousandth of ADNV traded on the Cboe FX Markets and the number of trading days, divided by two, which represents the buyer and seller that are both charged on the transaction.

Revenues

Total revenues for the year ended December 31, 2023 decreased $185.0 million, or 5%, compared to the year ended December 31, 2022 primarily due to a decrease in cash and spot markets revenue, driven by a decline in volumes traded on the U.S. Equities and European Equities exchanges, coupled with a decrease in the Section 31 fee rate following a rate change in February 2023, partially offset by an increase in derivatives markets revenue as a result of increased index options trading volumes and increases in access and capacity fees and proprietary market data across segments.

The following summarizes changes in revenues for the year ended December 31, 2023 compared to the year ended December 31, 2022 (in millions, except percentages):

	Year Ended
	December 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
Cash and spot markets	$1,445.1	$1,777.6	$(332.5)	(19)%
Data and access solutions	539.2	497.0	42.2	8%
Derivatives markets	1,789.2	1,683.9	105.3	6%
Total revenues	$3,773.5	$3,958.5	$(185.0)	(5)%

Cash and Spot Markets

Cash and spot markets revenue decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to decreases in transaction and clearing fees and regulatory fees, partially offset by an increase in other revenue. Transaction and clearing fees decreased primarily due to a 12% decrease in total touched shares on the U.S. Equities exchanges, a 13% decrease in European Equities matched ADNV, and a 22% decrease in trades cleared by Cboe Clear Europe, partially offset by additional transaction and clearing fees attributable to Cboe Canada, which was acquired in the second quarter of 2022. Regulatory fees decreased primarily due to a 36% decrease in the Section 31 fee rate, from an average of $16.26 per million dollars of covered sales for the year ended December 31, 2022 to an average rate of $10.35 per million dollars of covered sales for the year ended December 31, 2023. Other revenue increased primarily due to an increase in operating interest income attributable to Cboe Clear Europe as a result of the changing interest rate environment, coupled with additional interest earned in accordance with its investment policy. See Note 14 (“Clearing Operations”) for additional information.

Data and Access Solutions

Data and access solutions revenue increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increased physical port fees in the Options, North American Equities, and Europe and Asia Pacific segments and increased logical port fees in the Options, North American Equities, and Global FX segments, both driven by an increase in subscribers and pricing. Proprietary market data fees increased primarily due to an increase in proprietary market data fees in the Options segment, coupled with an increase in proprietary market data fees attributable to Cboe Canada.

Derivatives Markets

Derivatives markets revenue increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in transaction and clearing fees, partially offset by a decrease in regulatory fees. Transaction and clearing fees increased primarily due to a 33% increase in index options ADV and a 5% increase in Futures net capture. Regulatory fees decreased primarily due to a 36% decrease in the Section 31 fee rate, from an average of $16.26 per million dollars of covered sales for the year ended December 31, 2022 to an average rate of $10.35 per million dollars of covered sales for the year ended December 31, 2023.

Cost of Revenues

The following tables reconcile the disaggregated cost of revenues captions presented on the consolidated statements of income to the net revenue captions presented on the consolidated statements of income for the year ended December 31, 2023 and 2022, respectively (in millions):

	Year Ended December 31,
	2023
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$837.3	$—	$548.5	$1,385.8
Routing and clearing fees	51.2	—	27.9	79.1
Section 31 fees	151.2	—	34.5	185.7
Royalty fees and other cost of revenues	38.9	9.1	156.9	204.9
Total cost of revenues	$1,078.6	$9.1	$767.8	$1,855.5

	Year Ended December 31,
	2022
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$1,024.0	$—	$646.2	$1,670.2
Routing and clearing fees	56.0	—	27.2	83.2
Section 31 fees	276.8	—	53.0	329.8
Royalty fees and other cost of revenues	14.1	9.2	110.3	133.6
Total cost of revenues	$1,370.9	$9.2	$836.7	$2,216.8

Total cost of revenues decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to decreased cash and spot markets and derivatives markets cost of revenues driven by a decrease in liquidity payments as a result of a decrease in volumes traded on the U.S. Equities exchanges and multi-listed options declining market share, coupled with a decrease in Section 31 fees as a result of a decrease in the Section 31 fee rate, partially offset by an increase in royalty fees in the Options segment and an increase in other revenue attributable to Cboe Clear Europe.

The following summarizes the changes in the disaggregated cost of revenues for the year ended December 31, 2023 compared to the year ended December 31, 2022 (in millions, except percentages):

	Year Ended
	December 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
Liquidity payments	$1,385.8	$1,670.2	$(284.4)	(17)%
Routing and clearing	79.1	83.2	(4.1)	(5)%
Section 31 fees	185.7	329.8	(144.1)	(44)%
Royalty fees and other cost of revenues	204.9	133.6	71.3	53%
Total cost of revenues	$1,855.5	$2,216.8	$(361.3)	(16)%

Liquidity Payments

Liquidity payments decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a decrease in volumes traded on the U.S. Equities exchanges and a decline in multi-listed options market share.

Routing and Clearing

Routing and clearing fees decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a decrease in routed shares on the U.S. Equities exchanges, partially offset by an uptick in routed trades on the Options exchanges.

Section 31 Fees

Section 31 fees decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a 36% decrease in the Section 31 fee rate, from an average rate of $16.26 per million dollars of covered sales for the year ended December 31, 2022 to an average rate of $10.35 per million dollars of covered sales for the year ended December 31, 2023.

Royalty Fees and Other Cost of Revenues

Royalty fees and other cost of revenues increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in trading volumes of licensed products in the Options segment and increases in royalty fee rates, coupled with an increase in operating interest expense attributable to Cboe Clear Europe as a result of the changing interest rate environment and additional interest expense in accordance with its investment policy. See Note 14 (“Clearing Operations”) for additional information.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased $176.3 million, or 10%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in derivatives markets revenues less cost of revenues driven by an increase in index options trading volumes, coupled with an increase in access and capacity fees and proprietary market data across segments, and additional revenues less cost of revenues attributable to Cboe Canada, partially offset by a decrease in cash and spot markets revenues less cost of revenues driven by a decrease in volumes traded on the U.S. Equities and European Equities exchanges and increases in royalty fees in the Options segment.

The following summarizes the components of revenues less cost of revenues for the year ended December 31, 2023, presented as a percentage of revenues less cost of revenues and compared to the year ended December 31, 2022 (in millions, except percentages):

				Percentage of
				Revenues Less
				Cost of
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2023	2022	Change	2023	2022
Cash and spot markets	$366.5	$406.7	(10)%	19%	23%
Data and access solutions	530.1	487.8	9%	28%	28%
Derivatives markets	1,021.4	847.2	21%	53%	49%
Total revenues less cost of revenues	$1,918.0	$1,741.7	10%	100%	100%

Cash and Spot Markets

Cash and spot markets revenues less cost of revenues decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to decreases in transaction and clearing fees less liquidity payments and routing and clearing costs (“net transaction and clearing fees”) in the North American Equities and Europe and Asia Pacific segments, coupled with a decrease in industry market data fees. Net transaction and clearing fees decreased primarily due to a 12% decrease in total touched shares on the U.S. Equities exchanges, an 11% decrease in U.S. Equities exchanges net capture, and a 13% decrease in European Equities matched ADNV. Industry market data fees decreased primarily due to a decrease in U.S. tape plan revenue driven by a 1% decline in market share on the U.S. Equities exchanges.

Data and Access Solutions

Data and access solutions revenues less cost of revenues increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increased physical port fees in the Options, North American Equities, and Europe and Asia Pacific segments and increased logical port fees in the Options, North American Equities, and Global FX segments, both driven by an increase in subscribers and pricing. Proprietary market data fees increased primarily due to an increase in proprietary market data fees in the Options segment, coupled with an increase in proprietary market data fees attributable to Cboe Canada.

Derivatives Markets

Derivatives markets revenues less cost of revenues increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in net transaction and clearing fees driven by a 33% increase in index options ADV, partially offset by a 6% decrease in multi-listed options net capture and an increase in royalty fees due to an increase in trading volumes of licensed products in the Options segment and increases in royalty fee rates.

Operating Expenses

For the year ended December 31, 2023 compared to the year ended December 31, 2022, total operating expenses decreased primarily due to goodwill impairment recorded in 2022, partially offset by increases in compensation and benefits and technology support services compared to the prior period. The following summarizes changes in operating expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 (in millions, except percentages):

	Year Ended
	December 31,		Increase/	Percent
	2023	2022	(Decrease)	Change
Compensation and benefits	$425.8	$363.0	$62.8	17%
Depreciation and amortization	158.0	166.8	(8.8)	(5)%
Technology support services	99.7	77.7	22.0	28%
Professional fees and outside services	92.0	89.0	3.0	3%
Travel and promotional expenses	37.6	23.7	13.9	59%
Facilities costs	25.7	25.1	0.6	2%
Acquisition-related costs	7.4	19.9	(12.5)	(63)%
Goodwill impairment	—	460.9	(460.9)	(100)%
Other expenses	13.9	26.0	(12.1)	(47)%
Total operating expenses	$860.1	$1,252.1	$(392.0)	(31)%

Compensation and Benefits

Compensation and benefits increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a $50.3 million increase in salaries driven by merit and cost-of-living increases and increased headcount. Additionally, there was a $13.3 million increase in benefits primarily due to an increase in the market value of the non-qualified deferral plan and increases in payroll benefits, taxes, and employer contributions as a result of the aforementioned increase in salaries. The increases were partially offset by a $13.9 million decrease in bonuses. Cboe Digital and Cboe Canada contributed $17.4 million of the overall increase in compensation and benefits for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Depreciation and Amortization

Depreciation and amortization decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to decline in amortization under the discounted cash flow method for the intangibles acquired in the Merger, partially offset by an increase in depreciation and amortization expenses related to the acquisition of Cboe Digital and Cboe Canada.

Technology Support Services

Technology support services costs increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in purchased hardware, software maintenance, hardware maintenance, primary data center hosting expenses, cloud services, and market data technology support services, due in part to the acquisitions of Cboe Digital and Cboe Canada, and the Cboe Asia Pacific technology migrations, which was completed in 2023.

Professional Fees and Outside Services

Professional and outside services fees increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in consulting fees, legal fees, and audit fees, partially offset by decreases in recruiting fees and regulatory costs associated with CAT expenses.

Travel and Promotional Expenses

Travel and promotional expenses increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in marketing and advertising expenses driven by the Company’s rebranding, advertising campaigns and sponsorships, and special events.

Facilities Costs

Facilities costs increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in office rent and real estate taxes, partially offset by a decrease in utilities.

Acquisition-Related Costs

Acquisition-related costs decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a decrease in general and administrative costs and retention-related compensation costs associated with prior acquisitions.

Goodwill Impairment

Goodwill impairment decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to impairment recognized for the Digital reporting unit in 2022.

Other Expenses

Other expenses decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a reduction in expected contingent consideration related to Cboe Canada and Cboe Japan recorded in 2023 as well as decreases in charitable contributions and taxes, licenses, and permits.

Operating Income

As a result of the items above, operating income for the year ended December 31, 2023 was $1,057.9 million, compared to operating income of $489.6 million for the year ended December 31, 2022, an increase of $568.3 million.

Interest Expense

Interest expense increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to additional borrowings on the Term Loan in the second quarter of 2022, as well as an increase in the SOFR rate, partially offset by principal repayments on the Term Loan in 2022 and 2023, which was paid off in October 2023.

Interest Income

Interest income increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in interest rates in 2023.

Earnings in Investments

Earnings in investments increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a $32.8 million increase in the gain on the Company’s investment in 7Ridge Fund (which owns Trading Technologies) recorded in 2023 compared to 2022, coupled with a $7.1 million increase in non-qualified deferred compensation, partially offset by a $7.5 million gain on the Company’s ownership of Cboe Digital, which was recorded in 2022 and did not recur in 2023.

Other Income (Expense), Net

Other income (expense), net increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a $10.6 million impairment adjustment related to the Company’s previously held investment in American Financial Exchange, LLC recorded in 2022, which did not recur in 2023, coupled with $2.1 million in dividend income from the Company’s minority ownership of Vest Group, Inc. recorded in the third quarter of 2023, partially offset by a $1.8 million impairment adjustment related to the Company’s investment in Effective Investing Limited recorded in the fourth quarter of 2023.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the year ended December 31, 2023 was $1,047.6 million compared to income before income tax provision of $432.9 million for the year ended December 31, 2022, an increase of $614.7 million.

Income Tax Provision

For the year ended December 31, 2023, the income tax provision was $286.2 million compared to $197.9 million for the year ended December 31, 2022, an increase of $88.3 million, primarily due to an increase in income before income tax provision. The effective tax rate for the year ended December 31, 2023 was 27.3%, compared to a rate of 45.7% for the year ended December 31, 2022. The lower effective tax rate in the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily due to the impact of the Cboe Digital goodwill impairment had on income in 2022.

The following table is a reconciliation of the GAAP effective tax rate to the effective tax rate excluding goodwill impairment and Section 199 matters for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
	2023	2022
GAAP effective tax rate	27.3%	45.7%
Tax effect of goodwill impairment	—%	(8.5)%
Tax effect of Section 199 related matters	1.2%	(5.5)%
Effective tax rate excluding goodwill impairment and Section 199 matters	28.5%	31.7%

Net Income

As a result of the items above, net income for the year ended December 31, 2023 was $761.4 million, or 40% of revenues less cost of revenues, compared to $235.0 million, or 14% of revenues less cost of revenues, for the year ended December 31, 2022, an increase of $526.4 million, or 224%.

Segment Operating Results

We report results from our six segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital. Segment performance is primarily based on operating income (loss). We have aggregated all corporate costs, as well as other business ventures, within Corporate Items and Eliminations as those activities should not be used to evaluate a segment’s operating performance. All operating expenses that relate to activities of a specific segment have been allocated to that segment. Operating expenses increased or decreased in certain segments for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases or decreases in the allocation of shared-service expenses.

The following summarizes our total revenues by segment (in millions, except percentages):

				Percentage of
				Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2023	2022	Change	2023	2022
Options	$1,939.5	$1,823.2	6%	51%	46%
North American Equities	1,353.0	1,681.7	(20)%	36%	42%
Europe and Asia Pacific	281.2	264.6	6%	8%	7%
Futures	129.0	119.8	8%	3%	3%
Global FX	74.9	68.9	9%	2%	2%
Digital	(4.1)	0.3	*	—%	—%
Total revenues	$3,773.5	$3,958.5	(5)%	100%	100%

*  Not meaningful

The following summarizes our revenues less cost of revenues by segment (in millions, except percentages):

				Percentage of
				Total Revenues
				less Cost of Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2023	2022	Change	2023	2022
Options	$1,169.2	$983.2	19%	61%	56%
North American Equities	365.3	378.9	(4)%	19%	22%
Europe and Asia Pacific	190.2	196.1	(3)%	10%	11%
Futures	125.1	116.0	8%	6%	7%
Global FX	73.5	67.9	8%	4%	4%
Digital	(5.3)	(0.4)	*	—%	—%
Total revenues less cost of revenues	$1,918.0	$1,741.7	10%	100%	100%

*  Not meaningful

Options

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our Options segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2023	2022	Change	2023	2022
Revenues less cost of revenues	$1,169.2	$983.2	19%	60%	54%
Operating expenses	317.9	242.7	31%	16%	13%
Operating income	$851.3	$740.5	15%	44%	41%
EBITDA (1)	$878.3	$765.3	15%	45%	42%
EBITDA margin (2)	75.1%	77.8%	*	*	*

*  Not meaningful

(1)	See footnote (2) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $186.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in net transaction and clearing fees driven by a 33% increase in index options ADV, an increase in proprietary market data fees, and increases in physical and logical port fees, partially offset by an increase in royalty fees driven by an increase in trading volumes of licensed products and increases in royalty fee rates and a 6% decrease in multi-listed options net capture. For the year ended December 31, 2023, operating income for the Options segment increased $110.8 million compared to the year ended December 31, 2022 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $75.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in compensation and benefits, technology support services, and travel and promotional expenses.

North American Equities

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our North American Equities segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2023	2022	Change	2023	2022
Revenues less cost of revenues	$365.3	$378.9	(4)%	27%	23%
Operating expenses	247.3	232.3	6%	18%	14%
Operating income	$118.0	$146.6	(20)%	9%	9%
EBITDA (1)	$186.9	$220.1	(15)%	14%	13%
EBITDA margin (2)	51.2%	58.1%	*	*	*

*  Not meaningful

(1)	See footnote (2) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $13.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a decrease in net transaction and clearing fees driven by a 12% decrease in total touched shares on the U.S. Equities exchanges and an 11% decrease in U.S. Equities exchanges net capture, coupled with a decline in market data fees as a result of a decrease in U.S. tape plan revenue due to a 1% decline in market share on the U.S. Equities exchanges, partially offset by an increase in revenues less cost of revenues attributable to Cboe Canada, coupled with increases in logical and physical port fees. For the year ended

December 31, 2023, operating income for the North American Equities segment decreased $28.6 million compared to the year ended December 31, 2022 primarily due to an increase in operating expenses, coupled with a decrease in revenues less cost of revenues. Operating expenses increased $15.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in compensation and benefits, travel and promotional expenses, and technology support services, partially offset by decreases in depreciation and amortization, acquisition related costs, and other expenses driven by the gain on change in contingent consideration related to Cboe Canada.

Europe and Asia Pacific

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our Europe and Asia Pacific segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2023	2022	Change	2023	2022
Revenues less cost of revenues	$190.2	$196.1	(3)%	68%	74%
Operating expenses	157.5	158.0	(0)%	56%	60%
Operating income	$32.7	$38.1	(14)%	12%	14%
EBITDA (1)	$62.7	$74.6	(16)%	22%	28%
EBITDA margin (2)	33.0%	38.0%	*	*	*

*  Not meaningful

(1)	See footnote (2) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues decreased $5.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a decrease in net transaction and clearing fees driven by a 13% decrease in European Equities matched ADNV and a 22% decrease in trades cleared by Cboe Clear Europe, partially offset by a 9% increase in the fee per trade cleared by Cboe Clear Europe, coupled by an increase in proprietary market data fees and physical port fees. For the year ended December 31, 2023, operating income for the Europe and Asia Pacific segment decreased $5.4 million compared to the year ended December 31, 2022 primarily due to a decrease in revenues less cost of revenues, partially offset by a decrease in operating expenses. Operating expenses decreased $0.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a decrease in other expenses driven by the reduction in expected contingent consideration related to Cboe Japan, coupled with decreases in depreciation and amortization and acquisition related costs, partially offset by increases in compensation and benefits, technology support services, and professional fees and outside services.

Futures

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2023	2022	Change	2023	2022
Revenues less cost of revenues	$125.1	$116.0	8%	97%	97%
Operating expenses	39.0	60.8	(36)%	30%	51%
Operating income	$86.1	$55.2	56%	67%	46%
EBITDA (1)	$87.8	$57.8	52%	68%	48%
EBITDA margin (2)	70.2%	49.8%	*	*	*

*  Not meaningful

(1)	See footnote (2) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $9.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in net transaction and clearing fees as a result of a 5% increase in net capture and a 2% increase in ADV, coupled with an increase in physical port fees. For the year ended December 31, 2023, operating income for the Futures segment increased $30.9 million compared to the year ended December 31, 2022 primarily due to a decrease in operating expenses, coupled with an increase in revenues less cost of revenues. Operating expenses decreased $21.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to decreases in compensation and benefits and professional fees and outside services.

Global FX

The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA and EBITDA margin for our Global FX segment (in millions, except percentages):

				Percentage
				of Total
				Revenues
	Year Ended			Year Ended
	December 31,		Percent	December 31,
	2023	2022	Change	2023	2022
Revenues less cost of revenues	$73.5	$67.9	8%	98%	99%
Operating expenses	48.8	59.1	(17)%	65%	86%
Operating income	$24.7	$8.8	181%	33%	13%
EBITDA (1)	$42.8	$30.7	39%	57%	45%
EBITDA margin (2)	58.2%	45.2%	*	*	*

*  Not meaningful

(1)	See footnote (2) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $5.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in net transaction and clearing fees driven by a 9% increase in ADNV, coupled with an increase in logical port fees, partially offset by a 2% decrease in net capture. For the year ended December 31, 2023, operating income for the Global FX segment increased $15.9 million compared to the year ended December 31, 2022 primarily due to a decrease in operating expenses, coupled with an increase in revenues less cost of revenues. Operating expenses decreased $10.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to decreases in compensation and benefits, depreciation and amortization, and professional fees and outside services.

Digital

The following summarizes revenues less cost of revenues, operating expenses, operating loss, EBITDA, and EBITDA margin for our Digital segment (in millions, except percentages):

						Percentage
						of Total
						Revenues
	Year Ended					Year Ended
	December 31,				Percent	December 31,
	2023		2022		Change	2023		2022
Revenues less cost of revenues	$(5.3)		$(0.4)		* %	*	%	*	%
Operating expenses	41.4		491.0		(92)%	*	%	*	%
Operating loss	$(46.7)		$(491.4)		90%	*	%	*	%
EBITDA (1)	$(39.1)		$(484.0)		92%	*	%	*	%
EBITDA margin (2)	*	%	*	%	*	*		*

*  Not meaningful

(1)	See footnote (2) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)	EBITDA margin represents EBITDA divided by revenues less cost of revenues.

The Digital segment was established in the second quarter of 2022 following the acquisition of ErisX, which was subsequently rebranded to Cboe Digital. Revenues less cost of revenues decreased $4.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the contra-revenue recorded in connection with the non-recourse notes accounted for as options, beginning in the second quarter of 2023. For the year ended December 31, 2023 operating loss for the Digital segment decreased $444.7 million compared to the year ended December 31, 2022 primarily due to a $460.9 million goodwill impairment adjustment recorded in 2022, which did not recur in 2023, partially offset by an increase in compensation and benefits, depreciation and amortization, and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Below are charts that reflect elements of our capital allocation:

We expect our cash on hand at December 31, 2023 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility, and potentially participating in future financing transactions to obtain additional capital will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, debt repayments, any dividends, potential strategic acquisitions, opportunities for common stock repurchases under the previously announced program, and payouts related to the unfavorable decision in the Section 199 litigation. See Note 12 (“Debt”) and Note 25 (“Subsequent Events”) to the consolidated financial statements for further information.

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

Our long-term cash needs will depend on many factors, including an introduction of new products, enhancements of current products, capital needs of our subsidiaries, the geographic mix of our business and any potential acquisitions. We believe our cash from operations and the availability under our Revolving Credit Facility will meet any long-term needs unless a significant acquisition or acquisitions are identified, in which case we expect that we would be able to borrow the necessary funds and/or issue additional shares of our common stock to complete such acquisition(s).

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments, including short-term repurchase agreements, with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of December 31, 2023 increased $110.5 million from December 31, 2022 primarily due to the results of operation and proceeds from maturities of available-for-sale financial investments, partially offset by principal payments on the Term Loan Agreement, outflows from cash dividends, purchases of available-for-sale financial investments, share repurchases, contributions to investments, and purchases of property and equipment. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $244.3 million and $226.1 million as of December 31, 2023 and 2022, respectively. The remaining balance was held in the United States and totaled $298.9 million and $206.6 million as of December 31, 2023 and 2022, respectively. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include deferred compensation plan assets as well as investments with original or acquired maturities longer than three months but that mature in less than one year from the balance sheet date and are recorded at fair value. As of December 31, 2023, financial investments primarily consisted of U.S. Treasury securities and deferred compensation plan assets.

Cash Flow

The following table summarizes our cash flow data for the years ended December 31, 2023, 2022 and 2021 (in millions):

	For the Year Ended
	December 31,
	2023	2022	2021
Net cash provided by operating activities	$1,075.6	$651.1	$596.8
Net cash used in investing activities	(55.1)	(835.1)	(352.7)
Net cash (used in) provided by financing activities	(656.1)	81.7	(200.3)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	52.8	(10.0)	(9.1)
Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$417.2	$(112.3)	$34.7

	As of December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$543.2	$432.7	$341.9
Restricted cash and cash equivalents (margin deposits, clearing funds, and interoperability funds)	834.8	530.3	745.9
Restricted cash and cash equivalents (included in other current assets)	5.1	4.2	4.4
Customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	14.0	12.7	—
Total	$1,397.1	$979.9	$1,092.2

Net Cash Flows Provided by Operating Activities

During the year ended December 31, 2023, net cash provided by operating activities was $314.2 million higher than net income. The variance is primarily attributable to the change in restricted cash and cash equivalents, driven by margin deposits, clearing funds and interoperability funds adjustment related to Cboe Clear Europe of $282.6 million and the adjustment for depreciation and amortization expense of $158.0 million, partially offset by the change in Section 31 fees payable of $95.2 million.

Net cash flows provided by operating activities were $1,075.6 million and $651.1 million for the years ended December 31, 2023 and 2022, respectively. The change in net cash flows provided by operating activities was primarily due to the change in net income, the change in restricted cash and cash equivalents, driven by margin deposits, clearing funds, and interoperability funds related to Cboe Clear Europe, and the change in benefit for deferred income taxes, partially offset by the adjustment for goodwill impairment and the change in Section 31 fees payable.

Net cash provided by operating activities was $416.1 million higher than net income for the fiscal year ended December 31, 2022. The variance is primarily attributable to the adjustment for goodwill impairment of $460.9 million, the adjustment for depreciation and amortization expense of $166.8 million, and the change in Section 31 fees payable of $106.3 million, partially offset by the change in restricted cash and cash equivalents of $217.5 million, driven by the change in margin and clearing funds related to Cboe Clear Europe for the year ended December 31, 2022, and the benefit for deferred income taxes of $155.7 million.

Net cash provided by operating activities was $651.1 million and $596.8 million for the years ended December 31, 2022 and 2021, respectively. The change in net cash flows provided by operating activities was primarily due to the adjustment for goodwill impairment and the change in Section 31 fees payable, partially offset by the change in net income, the change in restricted cash and cash equivalents, driven by margin deposits and clearing funds related to Cboe Clear Europe, the change in benefit for deferred income taxes, and the change in accounts receivable.

Net Cash Flows Used in Investing Activities

During the year ended December 31, 2023, net cash used in investing activities primarily consisted of purchases of available-for-sale financial investments of $89.8 million, contributions to investments of $57.1 million, and purchases of property and equipment and leasehold improvements of $45.0 million, partially offset by proceeds from maturities of available-for-sale financial investments of $135.7 million.

Net cash flows used in investing activities were $55.1 million and $835.1 million for the years ended December 31, 2023 and 2022, respectively. The variance is primarily due to the change in acquisitions, net of cash acquired, and the change in proceeds from maturities of available-for-sale financial investments, partially offset by the change in contributions to investments for the year ended December 31, 2023 compared to the year ended December 31, 2022.

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

Net Cash Flows (Used in) Provided by Financing Activities

During the year ended December 31, 2023, net cash used in financing activities primarily consisted of principal payments of the current portion of long-term debt of $305.0 million, cash dividends on common stock of $223.5 million, and share repurchases of $83.9 million.

Net cash flows (used in) provided by financing activities were ($656.1) million and $81.7 million for the years ended December 31, 2023 and 2022, respectively. The variance is primarily due to the change in proceeds from the long-term debt issuance and the change in principal repayments of long-term debt, partially offset by the change in payments of contingent consideration related to acquisitions.

Net cash flows provided by financing activities totaled $81.7 million for the year ended December 31, 2022. During the year ended December 31, 2022, net cash provided by financing activities primarily consisted of proceeds from the long-term debt issuance of $663.6 million, partially offset by principal repayments of long-term debt of $220.0 million, cash dividends on common stock, share repurchases, and payments of contingent consideration related to acquisitions.

Net cash flows used in financing activities totaled $200.3 million for the year ended December 31, 2021. During the year ended December 31, 2021, net cash used in financing activities primarily consisted of cash dividends paid on common stock of $193.3 million and share repurchases of $81.3 million, partially offset by proceeds from long-term debt of $110.0 million.

Financial Assets

The following summarizes our financial assets excluding margin deposits, clearing funds, and interoperability funds as of December 31, 2023, 2022 and 2021 (in millions):

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$543.2	$432.7	$341.9
Financial investments	57.5	91.7	37.1
Less deferred compensation plan assets	(36.7)	(27.5)	(28.0)
Less cash collected for Section 31 fees	(30.5)	(93.7)	(25.9)
Adjusted cash (1)	$533.5	$403.2	$325.1
(1)	Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments, minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of December 31, 2023, 2022 and 2021 (in millions):

	As of December 31,
	2023	2022	2021
Term Loan Agreement	$—	$305.0	$160.0
3.650% Senior Notes	650.0	650.0	650.0
1.625% Senior Notes	500.0	500.0	500.0
3.000% Senior Notes	300.0	300.0	—
Revolving Credit Agreement	—	—	—
Cboe Clear Europe Credit Facility	—	—	—
Less unamortized discount and debt issuance costs	(10.8)	(13.0)	(10.7)
Total debt	$1,439.2	$1,742.0	$1,299.3

At December 31, 2023, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of December 31, 2023, we had an additional $400.0 million available through our revolving credit facility, with the ability to borrow another $200.0 million by increasing the commitments under the facility, subject to the agreement of the applicable lenders. Together with adjusted cash, we had nearly $1.0 billion available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends, net of minimum regulatory capital requirements of $145.7 million, which are subject to potential applicable regulatory restrictions and approvals and potential associated tax costs, as of December 31, 2023.

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

Share Repurchase Program

In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations, for a total authorization of $1.8 billion. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the

Company to make any repurchases at any specific time or situation. Share repurchases are repurchased to the Company’s Treasury stock and ultimately retired or they are available to be redistributed.

Under the program, for the year ended December 31, 2023, the Company repurchased 661,721 shares of common stock at an average cost per share of $126.80, totaling $83.9 million. Since inception of the program through December 31, 2023, the Company has repurchased 19,610,088 shares of common stock at an average cost per share of $72.21, totaling $1.4 billion. The Company retired 2,453,428 and 744,127 shares of treasury stock in the years ended December 31, 2023 and 2022, respectively.

On August 16, 2022, President Biden signed into law H.R. 5376 (commonly known as the Inflation Reduction Act of 2022 or simply the “IRA”). Tax measures contained in the IRA include, among other items, a new excise tax of 1% on repurchases of stock by domestic corporations with stock traded on established securities markets. The amount on which the tax is imposed is reduced by the value of any stock issued by such corporation during the tax year and the tax generally applies to stock buy-back transactions occurring after December 31, 2022. This new tax has not had a material impact to the Company as of December 31, 2023.

As of December 31, 2023, the Company had $384.0 million of availability remaining under its existing share repurchase authorizations.

Lease and Obligations

The Company currently leases additional office space, data centers and remote network operations center, with lease terms remaining from 1 month to 162 months as of December 31, 2023.

Total rent expense related to current and former lease obligations for the years ended December 31, 2023, 2022 and 2021 totaled $34.5 million, $30.0 million and $25.6 million, respectively. In addition to our lease obligations, we have contractual obligations related to certain operating leases, data and telecommunications agreements, and our long-term debt outstanding.

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

We have excluded from the contractual obligations listed below $848.8 million in margin deposits, clearing funds, and interoperability funds related to Cboe Clear Europe and Cboe Clear Digital. Clearing participants of Cboe Clear Europe are required to make deposits to a clearing fund. The cash deposits made by clearing participants are recorded in the consolidated balance sheet as current assets with equal and offsetting current liabilities. See Note 14 (“Clearing Operations”) to the consolidated financial statements for additional information on Cboe Clear Europe and Cboe Clear Digital and the margin deposits, clearing funds, and interoperability funds.

Future minimum payments under these leases and agreements were as follows as of December 31, 2023:

	Payments Due by Period
		Less than	More than
	Total	1 year	1 year

Contractual Obligations
Operating leases	$188.1	$26.6	$161.5
Purchase obligations	863.5	77.5	786.0
Principal payments of debt	1,450.0	—	1,450.0
Interest payments on debt	561.6	40.9	520.7
Total	$3,063.2	$145.0	$2,918.2

Commercial Commitments and Contractual Obligations

As of December 31, 2023, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations, software development activities and other obligations. See Note 23 (“Commitments, Contingencies, and Guarantees”) to the consolidated financial statements for a discussion of commitments and contingencies, Note 12 (“Debt”) for a discussion of the outstanding debt, Note 14 (“Clearing Operations”) for information on Cboe Clear Europe and Cboe Digital’s clearinghouse exposure guarantees, and Note 24 (“Leases”) for discussion on operating leases and equipment leases.

Guarantees

We use Wedbush and Morgan Stanley to clear our routed equities transactions for our U.S. Equities exchanges. Wedbush and Morgan Stanley guarantee the trade until one day after the trade date, after which time the National Securities Clearing Corporation (“NSCC”) provides a guarantee. The BIDS Trading ATS platform delivers matched trades to BofA Securities, Inc. (“BOA”), which delivers the matched trades to the NSCC. BOA guarantees the trade until one day after the trade date, after which time the NSCC provides a guarantee. In the case of failure to perform on the part of Wedbush or Morgan Stanley on routed transactions for our U.S. Equities exchanges, we provide the guarantee to the counterparty to the trader. In the case of failure to perform on the part of BOA on transactions for the BIDS Trading ATS platform, BIDS has obligations to the counterparties to satisfy the trades. OCC acts as a central counterparty on all transactions in listed equity options in our Options segment, and as such, guarantees clearance and settlement of all of our options transactions. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the consolidated financial statements for these guarantees. Similarly, with respect to trades in U.S. listed equity options and futures occurring on Cboe Options, C2, BZX, EDGX, and CFE, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on these exchanges and, as such, guarantees clearance and settlement of all of those matched options and futures trades. With respect to U.S. government securities transactions executed on Cboe Fixed Income, we use Mirae Asset Securities (USA) Inc. to deliver matched trades to the Fixed Income Clearing Corporation (FICC) Government Securities Division (GSD), which acts as a central counterparty on all transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all of those matched trades. With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on Cboe Canada Inc. and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. With respect to trades in options and futures occurring on Cboe Europe Derivatives, we deliver matched trades of our customers to Cboe Clear Europe, which acts as a central counterparty on all transactions occurring on Cboe Europe Derivatives and, as such, guarantees clearance and settlement of all of those matched options and futures trades. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we deliver matched trades of our customers to the Japanese Securities Clearing Corporation, which acts as a central counterparty on all transactions occurring on Cboe Japan and, as such, guarantees clearance and settlement on all of our matched trades in Japan. With respect to trades in digital assets occurring on Cboe Digital Exchange, we deliver matched trades of our customers to Cboe Clear Digital, which acts as a central counterparty on all transactions occurring on Cboe Digital Exchange and, as such, guarantees clearance and settlement of all of those matched spot and futures trades.

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

Goodwill and Other Intangible Assets

Description

Our acquisitions of Bats, Silexx Financial Systems, LLC (“Silexx”), Livevol, Inc. (“LiveVol”), Hanweck, FT Options, Trade Alert, BIDS Holdings, Cboe Asia Pacific, Cboe Digital, and Cboe Canada Inc. resulted in the recording of goodwill and other intangible assets, while our acquisition of Cboe Clear Europe, resulted in a bargain purchase gain and other intangible assets. In accordance with FASB Accounting Standards Codification (“ASC”) 350 – Intangibles – Goodwill and Other, we test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances signal indicators of impairment are present.

Judgments and Uncertainties

The estimated fair values of our reporting units are based on the market approach and the income approach (using discounted estimated future cash flows). The estimated fair values of indefinite-lived intangibles are based on the cost method and income approach. The discounted estimated future cash flow analysis requires judgments about the discount rate, forecasted revenue growth rate, and operating expenses, that are inherent in these fair value estimates over the estimated remaining operating period. Additionally, the analysis contains uncertainty surrounding future events. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill, indefinite-lived intangible assets, and/or our reporting units.

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

During the Company’s annual goodwill impairment analysis, completed in the fourth quarter of 2023, management identified a potential risk of goodwill impairment for the Europe and Asia Pacific reporting unit. Under the income approach, which used the discounted cash flow model, the fair value of the Europe and Asia Pacific reporting unit exceeded its carrying value by less than 5%. The reporting unit held $563.2 million of goodwill as of December 31, 2023. Key assumptions used in the discounted cash flow model include forecasted revenue growth rates, as well as forecasted operating margins. Management has assessed these assumptions against the historical performance of the reporting unit, industry data, and selected guideline companies, where applicable, and found the assumptions used to be reasonable. Management notes there are key uncertainties, which includes uncertainties about forecasted expenses associated with the reporting unit’s ongoing initiatives as well as continued macroeconomic uncertainties in the region where the reporting until primarily operates, which could negatively impact the forecasted revenue growth rates and operating margin assumptions. Therefore, management acknowledges the existence of uncertainties surrounding the potential for goodwill impairment within the Europe and Asia Pacific reporting unit, but concluded that the reporting unit is not impaired for the year ended December 31, 2023.

As a result of the Company’s annual impairment analysis, in which the Company’s other reporting units estimated fair values were substantially in excess of their carrying values, we do not consider our goodwill and indefinite-lived intangibles to have a significant risk of additional impairment, except as outlined above for the Europe and Asia Pacific segment, at December 31, 2023.

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

Foreign Currency Exchange Rate Risk

Our operations in Europe, Canada and Asia are subject to increased currency translation risk as revenues and expenses are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar.

We also have de minimis exposure to other foreign currencies, including the Japanese Yen, Philippine Peso, Singapore dollar, and Hong Kong dollar.

For the year ended December 31, 2023, our exposure to foreign-denominated revenues less cost of revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Year Ended
	December 31, 2023
	British		Australian
	Pounds (1)	Euros (1)	Dollars (1)
Foreign denominated % of:
Revenues less cost of revenues	5.7%	3.3%	2.1%
Operating expenses	8.9%	6.6%	4.8%
Impact of 10% adverse currency fluctuation on:
Revenues less cost of revenues	$11.0	$6.4	$3.9
Operating expenses	7.6	5.7	4.1
(1)	An average foreign exchange rate to the U.S. dollar for the period was used. See Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the table summarizing the changes in certain operational and financial metrics for more information.

Equity Risk

Our investment in European, Canadian, and Asia Pacific operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European businesses are denominated in British pounds or Euros. The assets and liabilities of our Canadian businesses are denominated in Canadian dollars. The assets and liabilities of our Asia Pacific businesses are denominated in Australian dollars, Japanese Yen, Singapore dollars, Hong Kong dollars, or Philippine Pesos. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income, net within stockholders' equity on our consolidated balance sheet.

Our primary exposure to this equity risk as of December 31, 2023 is presented by foreign currency in the following table (in millions):

	British		Canadian
	Pounds (1)	Euros (1)	Dollars (1)
Net equity investment in Cboe Europe Equities and Derivatives, Cboe Clear Europe, and Cboe Canada	$633.6	$175.9	$531.7
Impact on consolidated equity of a 10% adverse currency fluctuation	63.4	17.6	53.2
(1)	Converted to U.S. dollars using the foreign exchange rate of British pounds per U.S. dollar, Euros per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of December 31, 2023.

Credit Risk

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by considering such risk when selecting the counterparties with which we make investments and execute agreements.

We do not have counterparty credit risk with respect to trades matched on our exchanges in the U.S., Canada, and Europe. With respect to listed equities, we deliver matched trades of our customers to the NSCC without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all equity transactions occurring on BZX, BYX, EDGX and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, EDGX and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades. With respect to U.S. government securities transactions, we deliver matched trades to FICC’s GSD without taking on counterparty risk for those trades. FICC GSD acts as a central counterparty on all U.S. government securities transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all of those matched trades. With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on MATCHNow and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. The BIDS Trading ATS platform delivers matched trades to BOA, which delivers the matched trades to the NSCC. BOA guarantees the trade until one day after the trade date, after which time the NSCC provides a guarantee. Thus, BIDS Trading is potentially exposed to credit risk to the counterparty between the trade date and one day after the trade date in the event BOA fails. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we deliver matched trades of our customers to the Japanese Securities Clearing Corporation, which acts as a central counterparty on all transactions occurring on Cboe Japan and, as such, guarantees clearance and settlement on all of our matched trades in Japan.

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

enforced by Cboe Digital Exchange and administered by Cboe Clear Digital. On June 5, 2023, the CFTC approved an amended order of registration for Cboe Clear Digital to clear digital asset futures on a margined basis for futures commission merchants. The new products launched January 12, 2024. As of December 31, 2023, Cboe Digital does not expect a material loss concerning credit risk on any member participant, custodian, or settlement bank.
●	Liquidity Risk - Liquidity risk is the risk Cboe Clear Europe may not be able to meet its payment obligations in the right currency, in the right place and at the right time. To help mitigate this risk, Cboe Clear Europe monitors its liquidity requirements closely and maintains funds and assets in a manner which attempt to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, holding funds with a central bank where possible or making only short-term investments serves to help reduce liquidity risks. Liquidity is mainly required for securities settlement. The payment and settlement obligations generally stem from the function of Cboe Clear Europe as a cash equity clearinghouse: shares are bought and sold by clearing participants on a trading platform or OTC, and netted to settle two days later. During the settlement the actual payment for and delivery of the shares take place, this process requires intraday liquidity. If counterparties, which receive shares against payment, are unable to settle, an overnight liquidity need arises. The overnight liquidity is typically very short term, and is usually limited to a few days. Cboe Clear Digital monitors its liquidity requirements closely and maintains funds and assets in a manner which attempt to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, only allowing highly liquid USD denominated assets to be posted as collateral. Cboe Clear Digital may not be able to meet its payment obligations in a timely manner in the event of delay in payment or default by a clearing member.

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

during extreme but plausible market conditions. Adverse movements in exchange rates affecting the value of obligations and collateral are factored into the calculation of the amount of collateral to be collected. To help ensure an orderly market, Cboe Digital maintains digital assets to support its clearing operations which may be subject to significant changes in value and therefore exposed to market risk with the fluctuation in market prices. Cboe Digital monitors this risk on a daily, weekly and monthly basis. The business model is such that Cboe Digital earns digital assets and at times may accumulate positions that are subject to market risk. Customer positions do have market risk based on daily activity and settlement prices. Cboe Clear Digital is also exposed to market risk in the event that a clearing participant defaults and the market prices of the securities in its open positions have moved adversely so the clearinghouse can only close out the participant’s obligations at a loss or the clearing participant has already realized trading losses in excess of the collateral at the time of default or the combination of the two. Cboe Clear Digital collects collateral on an end of day and intraday basis from clearing participants that are clearing margin eligible futures contracts. Cboe Clear Digital only allows collateral in USD at this time. Cboe Clear Digital maintains pre-funded resources to cover probable losses during normal market conditions due to default of clearing participants. Cboe Clear Digital clearing members clearing spot digital assets mostly operate on a fully funded basis. Cboe Clear Digital may allow certain well qualified members to trade in the spot market without fully funding their accounts. Cboe Clear Digital collects collateral from such members to cover probable losses under extreme but plausible market conditions as determined by Cboe Clear Digital. The adequacy of such collateral is routinely reviewed.
●	Investment Risk – Cboe Clear Europe as of December 31, 2023 held $834.6 million of clearing member margin deposits, clearing funds, and interoperability funds which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Effective August 14, 2023, Cboe Clear Europe enacted changes in its rules, and is able to invest the cash collateral received in the form of interoperability fund deposits from clearing participants in certain investments, typically securities issued by pre-approved sovereign issuers and reverse repurchase agreements with overnight maturities. When investments are made in accordance with the policy, Cboe Clear Europe receives the amount of investment earnings and pays the clearing participants those earnings minus a set basis point cost of collateral. Cboe Clear Europe is able to direct the investment of the cash interoperability fund deposits received from the clearing participants within the program parameters and receive an economic benefit from those investments. See Note 14 (“Clearing Operations”) for more information. In the event that a sovereign government or reverse repurchase agreement counterparty defaults, the value we hold as collateral might not be sufficient to cover our capital requirements in the event of defaults. While Cboe Clear Europe seeks to achieve a reasonable rate of return which may generate interest income for clearing participants, Cboe Clear Europe is primarily concerned with preservation of capital and managing the risks associated with these deposits. As Cboe Clear Europe passes on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. While Cboe Clear Europe has policies and procedures that strive to help ensure that clearing participant collateral is protected, Cboe Clear Europe cannot absolutely assure that these measures and safeguards will be sufficient to protect margin deposits, clearing funds, and interoperability funds from a default or that we will not be materially and adversely affected in the event of a significant default.

On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations. Any such effects to date have been minimal.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of December 31, 2023 and 2022, our cash and cash equivalents and financial investments were $600.7 million and $524.4 million, respectively, of which $244.3 million and $226.1 million is held outside of the United States in various foreign subsidiaries in 2023 and 2022, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

As of December 31, 2023, we had $1,439.2 million in outstanding debt, all of which relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the Cboe Clear Europe Credit Facility, as these facilities bear interest at fluctuating rates. As of December

31, 2023, there were no outstanding borrowings under our Revolving Credit Agreement or Cboe Clear Europe Credit Facility, respectively. See Note 12 (“Debt”) to the consolidated financial statements for a discussion of debt agreements.

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

To the Stockholders and Board of Directors of
Cboe Global Markets, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cboe Global Markets, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of goodwill impairment analysis for the Europe and Asia Pacific reporting unit

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company tests goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. This involves estimating the fair value of the reporting unit using a discounted cash flow model.

We identified the evaluation of the Company’s goodwill impairment analysis for the Europe and Asia Pacific reporting unit as a critical audit matter. The determination of the fair value of the Europe and Asia Pacific reporting unit required management to make assumptions about the forecasted revenue growth rates and operating margin assumptions within the discounted cash flow model used in the income approach. Evaluating these assumptions involved a higher degree of auditor judgment and the use of professionals with specialized skills and knowledge. Changes to these assumptions could impact the conclusions reached regarding the recoverability of goodwill for the Europe and Asia Pacific reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Europe and Asia Pacific reporting unit goodwill impairment analysis, including controls over the forecasted revenue growth rates and operating margin assumptions. We evaluated the Company’s forecasted revenue growth rates and operating margins by comparing historical revenue growth rate and operating margin forecasts to actual results. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted with evaluating the forecasted revenue growth rates and operating margin assumptions by comparing them to peer companies.

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

February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Cboe Global Markets, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Cboe Global Markets, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Kansas City, Missouri
February 16, 2024

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2023 and 2022

(In millions, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$543.2	$432.7
Financial investments	57.5	91.7
Accounts receivable, net of $4.5 allowance for credit losses at December 31, 2023 and $2.2 at December 31, 2022	337.3	369.8
Margin deposits, clearing funds, and interoperability funds	848.8	543.0
Digital assets - safeguarded assets	51.3	22.9
Income taxes receivable	74.5	48.3
Other current assets	66.7	47.6
Total current assets	1,979.3	1,556.0

Investments	345.3	253.2
Land	—	2.3
Property and equipment, net	109.2	108.2
Property held for sale	8.7	—
Operating lease right of use assets	136.6	111.7
Goodwill	3,140.6	3,122.8
Intangible assets, net	1,561.5	1,662.8
Other assets, net	206.3	181.9
Total assets	$7,487.5	$6,998.9
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$412.7	$420.2
Section 31 fees payable	51.9	147.1
Deferred revenue	5.9	11.7
Margin deposits, clearing funds, and interoperability funds	848.8	543.0
Digital assets - safeguarded liabilities	51.3	22.9
Income taxes payable	1.0	3.5
Current portion of long-term debt	—	304.7
Current portion of contingent consideration liabilities	11.8	24.1
Total current liabilities	1,383.4	1,477.2

Long-term debt	1,439.2	1,437.3
Non-current unrecognized tax benefits	243.8	196.1
Deferred income taxes	217.8	222.9
Non-current operating lease liabilities	150.8	129.3
Non-current portion of contingent consideration liabilities	—	15.0
Other non-current liabilities	67.5	55.8
Total liabilities	3,502.5	3,533.6
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 105,556,817 and 105,527,815 shares issued and outstanding, respectively at December 31, 2023 and 107,670,248 and 105,951,199 shares issued and outstanding, respectively at December 31, 2022	1.1	1.1
Common stock in treasury, at cost, 29,002 shares at December 31, 2023 and 1,719,049 shares at December 31, 2022	(10.5)	(131.0)
Additional paid-in capital	1,478.6	1,455.1
Retained earnings	2,525.2	2,171.1
Accumulated other comprehensive loss, net	(9.4)	(31.0)
Total stockholders’ equity	3,985.0	3,465.3
Total liabilities and stockholders' equity	$7,487.5	$6,998.9

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31, 2023, 2022, and 2021

(In millions, except per share data)

	2023	2022	2021
Revenues:
Cash and spot markets	$1,445.1	$1,777.6	$1,660.5
Data and access solutions	539.2	497.0	427.7
Derivatives markets	1,789.2	1,683.9	1,406.6
Total revenues	3,773.5	3,958.5	3,494.8
Cost of revenues:
Liquidity payments	1,385.8	1,670.2	1,650.7
Routing and clearing	79.1	83.2	87.8
Section 31 fees	185.7	329.8	179.6
Royalty fees and other cost of revenues	204.9	133.6	100.6
Total cost of revenues	1,855.5	2,216.8	2,018.7
Revenues less cost of revenues	1,918.0	1,741.7	1,476.1
Operating expenses:
Compensation and benefits	425.8	363.0	288.5
Depreciation and amortization	158.0	166.8	167.4
Technology support services	99.7	77.7	66.7
Professional fees and outside services	92.0	89.0	83.7
Travel and promotional expenses	37.6	23.7	9.7
Facilities costs	25.7	25.1	22.2
Acquisition-related costs	7.4	19.9	15.6
Goodwill impairment	—	460.9	—
Other expenses	13.9	26.0	16.4
Total operating expenses	860.1	1,252.1	670.2
Operating income	1,057.9	489.6	805.9
Non-operating (expenses) income:
Interest expense	(62.4)	(60.0)	(48.0)
Interest income	12.0	3.6	0.6
Earnings in investments	39.5	7.2	1.0
Other income (expense), net	0.6	(7.5)	(3.4)
Income before income tax provision	1,047.6	432.9	756.1
Income tax provision	286.2	197.9	227.1
Net income	761.4	235.0	529.0
Net income allocated to participating securities	(3.9)	(0.9)	(1.7)
Net income allocated to common stockholders	$757.5	$234.1	$527.3
Basic earnings per share	$7.16	$2.20	$4.93
Diluted earnings per share	$7.13	$2.19	$4.92

Basic weighted average shares outstanding	105.8	106.3	107.0
Diluted weighted average shares outstanding	106.2	106.7	107.2

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 31, 2023, 2022 and 2021

(In millions)

	2023	2022	2021
Net income	$761.4	$235.0	$529.0
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	24.6	(85.6)	(19.3)
Unrealized holding losses on financial investments	(2.8)	(0.8)	—
Post-retirement benefit obligations	(0.2)	(0.2)	(0.1)
Comprehensive income	783.0	148.4	509.6
Comprehensive income allocated to participating securities	(3.9)	(0.9)	(1.7)
Comprehensive income allocated to common stockholders, net of income tax	$779.1	$147.5	$507.9

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2023, 2022 and 2021

(In millions)

						Accumulated
				Additional		other	Total
	Preferred	Common	Treasury	paid-in	Retained	comprehensive	stockholders’
	Stock	Stock	Stock	capital	earnings	income (loss), net	equity
Balance at December 31, 2020	$—	$1.2	$(1,250.4)	$2,713.3	$1,809.8	$75.0	$3,348.9
Cash dividends on common stock of $1.80 per share	—	—	—	—	(193.3)	—	(193.3)
Stock-based compensation	—	0.1	—	26.6	—	—	26.7
Repurchases of common stock from employee stock plans	—	—	(6.2)	—	—	—	(6.2)
Purchase of common stock	—	—	(81.3)	—	—	—	(81.3)
Retirement of treasury stock	—	(0.2)	1,231.1	(1,230.9)	—	—	—
Shares issued under employee stock purchase plan	—	—	—	0.4	—	—	0.4
Net income	—	—	—	—	529.0	—	529.0
Other comprehensive loss	—	—	—	—	—	(19.4)	(19.4)
Balance at December 31, 2021	$—	$1.1	$(106.8)	$1,509.4	$2,145.5	$55.6	$3,604.8
Cash dividends on common stock of $1.96 per share	—	—	—	—	(209.4)	—	(209.4)
Stock-based compensation	—	—	—	30.7	—	—	30.7
Repurchases of common stock from employee stock plans	—	—	(8.9)	—	—	—	(8.9)
Purchase of common stock	—	—	(100.9)	—	—	—	(100.9)
Retirement of treasury stock	—	—	85.6	(85.6)	—	—	—
Shares issued under employee stock purchase plan	—	—	—	0.6	—	—	0.6
Net income	—	—	—	—	235.0	—	235.0
Other comprehensive loss	—	—	—	—	—	(86.6)	(86.6)
Balance at December 31, 2022	$—	$1.1	$(131.0)	$1,455.1	$2,171.1	$(31.0)	$3,465.3
Cash dividends on common stock of $2.10 per share	—	—	—	—	(223.5)	—	(223.5)
Stock-based compensation	—	—	—	41.3	—	—	41.3
Repurchases of common stock from employee stock plans	—	—	(13.9)	—	—	—	(13.9)
Purchase of common stock	—	—	(83.9)	—	—	—	(83.9)
Retirement of treasury stock	—	—	218.3	(34.5)	(183.8)	—	—
Shares issued under employee stock purchase plan	—	—	—	16.7	—	—	16.7
Net income	—	—	—	—	761.4	—	761.4
Other comprehensive income	—	—	—	—	—	21.6	21.6
Balance at December 31, 2023	$—	$1.1	$(10.5)	$1,478.6	$2,525.2	$(9.4)	$3,985.0

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2023, 2022 and 2021

(In millions)

	2023	2022	2021
Cash flows from operating activities:
Net income	$761.4	$235.0	$529.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158.0	166.8	167.4
Amortization of debt issuance cost and debt discount	2.6	2.4	2.2
Change in contingent consideration	(14.4)	(5.2)	(2.7)
Realized gain on available-for-sale financial investments	(2.7)	—	—
Provision for accounts receivable credit losses	4.0	1.1	0.4
Benefit for deferred income taxes	(15.2)	(155.7)	(18.9)
Stock-based compensation expense	41.3	30.7	26.6
Loss on disposal of property and equipment	0.1	0.3	0.4
Impairment charge of investment	1.8	10.6	5.6
Goodwill impairment	—	460.9	—
Equity (earnings) loss in investments	(36.9)	(4.2)	0.4
Gain on investment	—	(7.5)	—
Changes in assets and liabilities:
Accounts receivable	39.4	(49.8)	12.0
Restricted cash and cash equivalents and customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	282.6	(217.5)	(66.2)
Restricted cash and cash equivalents (included in other current assets)	—	—	4.4
Income taxes receivable	(26.3)	(5.4)	10.3
Other current assets	(17.4)	(4.0)	(8.8)
Other assets	(26.7)	(20.8)	(47.4)
Accounts payable and accrued liabilities	(19.1)	38.8	45.0
Section 31 fees payable	(95.2)	106.3	(112.1)
Deferred revenue	(5.8)	(4.1)	4.9
Income taxes payable	(2.8)	(3.8)	3.9
Unrecognized tax benefits	47.7	89.1	33.2
Other liabilities	(0.8)	(12.9)	7.2
Net cash provided by operating activities	1,075.6	651.1	596.8
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(708.3)	(151.5)
Proceeds from acquisition-related escrow	—	—	0.6
Contributions to investments	(57.1)	(14.6)	(209.8)
Purchases of available-for-sale financial investments	(89.8)	(104.7)	(101.2)
Proceeds from maturities of available-for-sale financial investments	135.7	51.2	160.2
Proceeds from sale of intangible assets	0.8	—	—
Proceeds from investments	—	1.1	—
Proceeds from insurance	0.3	—	—
Purchases of property and equipment and leasehold improvements	(45.0)	(59.8)	(51.0)
Net cash used in investing activities	(55.1)	(835.1)	(352.7)
Cash flows from financing activities:
Proceeds from long-term debt	—	663.6	110.0
Principal payments of current portion of long-term debt	(305.0)	(220.0)	(20.0)
Debt issuance costs	—	(4.9)	—
Cash dividends on common stock	(223.5)	(209.4)	(193.3)
Repurchases of common stock from employee stock plans	(13.9)	(8.9)	(6.2)
Shares issued under employee stock purchase plan	(16.7)	(0.6)	(0.4)
Payments of contingent consideration related to acquisitions	(13.1)	(38.7)	(9.1)
Proceeds from Cboe Digital syndication	—	1.5	—
Purchase of common stock	(83.9)	(100.9)	(81.3)
Net cash (used in) provided by financing activities	(656.1)	81.7	(200.3)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	52.8	(10.0)	(9.1)
Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	417.2	(112.3)	34.7
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	979.9	1,092.2	1,057.5
End of period	$1,397.1	$979.9	$1,092.2
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	543.2	432.7	341.9
Restricted cash and cash equivalents (included in margin deposits, clearing funds, and interoperability funds)	834.8	530.3	745.9
Restricted cash and cash equivalents (included in other current assets)	5.1	4.2	4.4
Customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	14.0	12.7	—
Total	$1,397.1	$979.9	$1,092.2
Supplemental disclosure of cash transactions:
Cash paid for income taxes, net of refunds	$286.4	$271.1	$209.8
Cash paid for interest	56.7	51.0	42.1
Supplemental disclosure of noncash investing activities:
Accounts receivable acquired	$—	$4.4	$3.5
Financial investments acquired	—	1.5	—
Other current assets acquired	—	1.6	1.0
Goodwill acquired	—	593.5	133.6
Intangible assets acquired	—	164.1	73.8
Property and equipment, net acquired	—	1.6	3.1
Data processing software and other assets acquired	—	2.0	—
Operating lease right of use asset acquired	—	1.2	—
Other assets, net acquired	—	—	0.5
Accounts payable and accrued liabilities assumed	—	(6.1)	(1.8)
Income taxes payable acquired	—	—	(0.1)
Deferred revenue acquired	—	(0.6)	—
Operating lease liability - non-current acquired	—	(1.2)	—
Contingent consideration related to acquisitions	—	(10.1)	(49.6)
Deferred income taxes acquired	—	(22.6)	(15.6)
Other non-current liabilities acquired	—	(0.4)	—
Supplemental disclosure of noncash financing activities:
Paycheck Protection Program loan forgiveness	$—	$1.3	$—
Cboe Digital investor member revenue asset	(3.2)	(19.9)	—
Cboe Digital option grant liability	3.2	21.4	—

See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2023 and 2022 and for the
Years ended December 31, 2023, 2022 and 2021

1.  NATURE OF OPERATIONS

Cboe Global Markets, Inc., the world's leading derivatives and securities exchange network, delivers cutting-edge trading, clearing and investment solutions to people around the world. Cboe provides trading solutions and products in multiple asset classes, including equities, derivatives, FX, and digital assets, across North America, Europe, and Asia Pacific. Above all, the Company is committed to building a trusted, inclusive global marketplace that enables people to pursue a sustainable financial future.

Cboe’s subsidiaries include the largest options exchange and the third largest stock exchange operator in the U.S. In addition, the Company operates Cboe Europe, one of the largest stock exchanges by value traded in Europe, and owns Cboe Clear Europe, a leading pan-European equities and derivatives clearinghouse, BIDS Holdings, which owns a leading block-trading ATS by volume in the U.S., and provides block-trading services with Cboe market operators in Europe, Canada, Australia, and Japan, Cboe Australia, an operator of trading venues in Australia, Cboe Japan, an operator of trading venues in Japan, Cboe Digital, an operator of a U.S. based digital asset spot market and a regulated futures exchange, Cboe Clear Digital, an operator of a regulated clearinghouse, and Cboe Canada Inc., a recognized Canadian securities exchange. Cboe subsidiaries also serve collectively as a leading market globally for exchange-traded products (“ETPs”) listings and trading.

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

The Company’s cash and cash equivalents are exposed to concentrations of credit risk. The Company maintains cash at various regulated financial institutions and brokerage firms which, at times, may be in excess of the federal depository insurance limit. The Company’s management regularly monitors these institutions and believes that the potential for future loss is remote. The Company considers liquid investments, including short-term repurchase agreements, with original or acquired maturities of three months or less to be cash equivalents.

(e)	Financial Investments

Financial investments are classified as trading or available-for-sale.

Trading financial investments represent financial investments held by Cboe Trading that retain the industry-specific accounting classification required for broker-dealers and marketable securities held in a rabbi trust for the Company’s non-qualified retirement and benefit plans. The investments held by the broker-dealer subsidiary are recorded at fair value with changes in unrealized gains and losses reflected within interest expense, net in the consolidated statements of income. The investments held in a trust are recorded at fair value with changes in unrealized gains or losses recorded within other income (expense) and the equal and offsetting charges in the related liability are recorded in compensation and benefits expense in the consolidated statements of income as it relates to employee compensation plans and recorded in professional fees and outside services expense in the consolidated statements of income as it relates to non-employee director compensation plans.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the Company’s reporting units based on the assignment of the fair values of each reporting unit of the acquired company. The Company tests goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. Interim impairment testing was performed during the quarter ended June 30, 2022 due to the acquisition of Cboe Digital, resulting in an impairment charge to goodwill. During the quarter ended September 30, 2022 the Company concluded that the factors indicative of impairment were still relevant, resulting in the write-down of the remaining carrying value of goodwill to zero. See Note 10 (“Goodwill, Intangible Assets, Net, and Digital Assets Held”) for additional information. The annual impairment test is performed during the fourth quarter using October 1 carrying values, and if the fair value of the reporting unit is found to be less than the carrying value, an impairment loss is recorded. The Company performed its 2023 annual goodwill impairment test and determined that no additional impairment existed.

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

Intangible assets deemed to have indefinite useful lives are not amortized, but instead are tested for impairment at least annually, usually concurrently with goodwill. Impairment exists if the fair value of the asset is less than the carrying value, and in that case, an impairment loss is recorded. The Company performed its 2023 annual intangible assets impairment test using October 1, 2023 carrying values and determined that no additional impairment existed.

(i)	Treasury Stock

The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are either available to be redistributed or they are retired. The Company accounts for the retirement of treasury stock by deducting its par value from common stock and reflecting any excess of cost over par value as a deduction from additional paid-in-capital or retained earnings on the consolidated balance sheets.

(j)	Foreign Currency

The financial statements of foreign subsidiaries where the functional currency is not the U.S. dollar are translated into U.S. dollars using the exchange rate in effect as of each balance sheet date. Statements of income and cash flow amounts are translated using the average exchange rate during the period. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at the applicable exchange rates are included in accumulated other comprehensive income (loss), net in the accompanying consolidated balance sheets. Foreign currency gains and losses are recorded as other (expense) income, net in the consolidated statements of income. The Company’s operations in the United Kingdom, Amsterdam, Canada, Australia, Japan, Singapore, Philippines, and Hong Kong are

recorded in Pounds sterling, Euros, Canadian dollars, Australian dollars, Japanese Yen, Singapore dollars, Philippine pesos, and Hong Kong dollars, respectively.

(k)	Income Taxes

Deferred taxes are recorded on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by valuation allowances when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Concentrations of Revenue

For each of the years ended December 31, 2023, 2022, and 2021, one customer accounted for approximately 11% of the Company’s total revenue. The revenues associated with this customer are included in the Options, North American Equities, Europe and Asia Pacific, Global FX and Futures segments and totaled $389.4 million, $415.3 million, and $376.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The Company grants stock-based compensation to its employees through restricted stock units and grants restricted stock units, starting in 2023, to its directors. The Company records stock-based compensation expense for all stock-based compensation granted based on the grant-date fair value. The Company recognizes stock-based compensation expense related to stock-based compensation awards with graded vesting that have a service condition on a straight-line basis over the requisite service period of the entire award.

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

On November 18, 2022, Cboe Digital Holdings Inc. (“Cboe Digital Holdings”) entered into minority interest purchase agreements with certain digital asset industry participants, pursuant to which Cboe Digital Holdings agreed to issue Restricted Common Units in Cboe Digital. Cboe Digital Holdings also entered into a Warrant Agreement to issue Common Units of Cboe Digital in the future. Certain Cboe Digital investor members paid for the Restricted Common Units through the issuance of promissory notes, which are nonrecourse in nature. The issuances of Restricted Common Units are accounted for as in-substance stock options. A certain Cboe Digital investor member paid for the Restricted Common Units in exchange for cash. Expense associated with the Restricted Common Units is recognized as contra-revenue ratably over a five-year period. The Company uses a Black Scholes pricing model to estimate the fair value of the in-substance stock option created by the Restricted Common Units and promissory notes as well as the fair value of the Warrant Units. Contra-revenue will be recognized while the performance conditions of the Warrant Units remain probable in conformance with the requirements in ASC 606 – Revenue from Contracts with Customers. Further adjustments will be recognized in each reporting period until performance is complete relating to changes in the fair value of the option and Warrant liabilities in accordance with ASC 718 – Compensation – Stock Compensation. See Note 19 (“Stock-Based Compensation”) for additional information.

Certain Cboe Digital investor members can earn additional Restricted Common Units if they meet certain performance-based metrics outlined in an equity incentive program (“Incentive Program Units”). The Incentive Program Units are subject to the same terms and conditions as the other Restricted Common Units and are similarly liability-classified awards. Cboe Digital authorized a maximum of 20 Common Units to be distributed over the two-year life of the incentive program. The cost associated with the Incentive Program Units will be recognized as contra-revenue ratably over the remaining service period associated with the Incentive Program Units. Further adjustments will be recognized in each reporting period until performance is complete relating to changes in the fair value of the incentive program liabilities in accordance with ASC 718 – Compensation – Stock Compensation. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of December 31, 2023. See Note 19 (“Stock-Based Compensation”) for more information.

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

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in operating lease right of use (“ROU”) assets, accrued liabilities, and non-current operating lease liabilities on the balance sheet as of December 31, 2023. The Company does not have any finance leases as of December 31, 2023.

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

(s)	Margin Deposits, Clearing Funds, and Interoperability Funds

Margin deposits, clearing funds, and interoperability funds in the form of cash contributions by Cboe Clear Europe’s clearing participants where title has transferred to Cboe Clear Europe are included as current assets with equal and offsetting current liabilities in the consolidated balance sheet. As a result of an update in its rules, effective August 14, 2023, Cboe Clear Europe may invest interoperability fund deposits provided by clearing participants subsequent to the effective date of the rules change. In accordance with the updated policy, Cboe Clear Europe has the option to maintain cash deposits provided by clearing participants at Clearstream Banking S.A., in the same manner done previously, or invest the cash in certain investments within the parameters of its investment policy. As such, the interoperability fund deposits are reflected in the consolidated balance sheet as of the effective date of the rules change. Changes in margin deposits, clearing funds, and interoperability funds, are presented net in the “restricted cash and cash equivalents and customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)” line in the operating section of the consolidated statement of cash flows. Similarly, cash flows associated with related investment agreements as well as interest income earned on such investments will be classified as cash flows from operating activities in the consolidated statement of cash flows. Both activities are part of Cboe Clear Europe’s principal operating activities and are presented within the operating section of the consolidated statement of cash flows.

When investments are made in accordance with its investment policy, Cboe Clear Europe receives the amount of investment earnings and pays clearing participants those earnings minus a set basis point cost of collateral. Related interest income and interest expense are presented gross in the consolidated statement of income in other revenue and other cost of revenue, respectively, as it relates to a core operating activity of Cboe Clear Europe.

See Note 14 ("Clearing Operations") for more information.

Cboe Clear Digital is authorized, by license or not subject to licensing, to conduct money services business (“MSB”) services in 50 U.S. jurisdictions. Cboe Clear Digital performs a guarantee function whereby Cboe Clear Digital helps to ensure that the obligations of the transactions it clears are fulfilled. Cboe Clear Digital attempts to mitigate this risk by performing internal compliance and due diligence procedures as well as implementing internal risk controls. Cboe Clear Digital 's due diligence procedures include review of the personal and corporate information, financial position of the member participant, and monitoring of Cboe Clear Digital's risk exposure thresholds.

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

(u) Digital Assets – Safeguarded Assets and Liabilities

In accordance with the SEC issued Staff Accounting Bulletin 121 (“SAB 121”), the Company recorded a liability with respect to its obligation to safeguard customers' digital assets (Digital assets - safeguarded liabilities) along with a corresponding asset (Digital assets - safeguarded assets). The safeguarded assets and liabilities are measured at the fair value of the digital assets that the Company is safeguarding on behalf of its customers. In the event that the Company or its vendors fail to safeguard the customers’ digital assets, any resulting loss will reduce the safeguard asset with a corresponding loss recorded in other expenses in the consolidated statement of income.

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

Recent Accounting Pronouncements – Issued, not yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. For public entities, the update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company expects to adopt the update for the financial statements issued for the year ending December 31, 2024 and does not anticipate a material impact to the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This ASU addresses the accounting and disclosure requirements for certain crypto assets and requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in earnings in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. For public entities, the update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2024. The Company expects to adopt the update for the financial statements issued in the first quarter of 2025 and does not anticipate a material impact to the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public entities, the update is effective for fiscal years beginning after December 15, 2024. The Company expects to adopt the update for the financial statements issued for the year ending December 31, 2025 and does not anticipate a material impact to the consolidated financial statements.

4.  REVENUE RECOGNITION

The Company presents three financial statement revenue captions within its consolidated statements of income that reflect the Company’s diversified products, expansive geographical reach, and overall business strategy. Below is a summary of the Company’s financial statement revenue captions:

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

All revenue recognized in the consolidated statements of income is considered to be revenue from contracts with customers, with the exception of interest income from clearing operations. The following table depicts the disaggregated revenue contract types listed above within each respective financial statement caption in the consolidated statements of income (in millions):

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Year Ended December 31, 2023
Transaction and clearing fees	$1,149.7	$—	$1,681.6	$2,831.3
Access and capacity fees	—	347.5	—	347.5
Market data fees	71.3	188.7	33.7	293.7
Regulatory fees	153.8	—	69.9	223.7
Other revenue	70.3	3.0	4.0	77.3
	$1,445.1	$539.2	$1,789.2	$3,773.5

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Year Ended December 31, 2022
Transaction and clearing fees	$1,375.5	$—	$1,563.3	$2,938.8
Access and capacity fees	—	324.2	—	324.2
Market data fees	80.3	168.7	33.2	282.2
Regulatory fees	280.2	—	84.5	364.7
Other revenue	41.6	4.1	2.9	48.6
	$1,777.6	$497.0	$1,683.9	$3,958.5

	Cash	Data and
	and Spot	Access	Derivatives
	Markets	Solutions	Markets	Total
Year Ended December 31, 2021
Transaction and clearing fees	$1,366.5	$—	$1,326.6	$2,693.1
Access and capacity fees	—	280.7	—	280.7
Market data fees	91.6	130.0	30.5	252.1
Regulatory fees	161.6	—	46.7	208.3
Other revenue	40.8	17.0	2.8	60.6
	$1,660.5	$427.7	$1,406.6	$3,494.8

The following table depicts the disaggregation of revenue according to segment (in millions):

		North					Corporate
		American	Europe and				Items and
	Options	Equities	Asia Pacific	Futures	Global FX	Digital	Eliminations	Total
Year Ended December 31, 2023
Transaction and clearing fees	$1,583.7	$946.3	$145.6	$98.0	$62.2	$(4.5)	$—	$2,831.3
Access and capacity fees	161.0	117.1	36.3	22.0	10.7	0.4	—	347.5
Market data fees	118.8	128.3	36.7	8.5	1.4	—	—	293.7
Regulatory fees	69.6	153.8	—	0.3	—	—	—	223.7
Other revenue	6.4	7.5	62.6	0.2	0.6	—	—	77.3
	$1,939.5	$1,353.0	$281.2	$129.0	$74.9	$(4.1)	$—	$3,773.5
Timing of revenue recognition
Services transferred at a point in time	$1,659.7	$1,107.6	$208.2	$98.5	$62.8	$(4.5)	$—	$3,132.3
Services transferred over time	279.8	245.4	73.0	30.5	12.1	0.4	—	641.2
	$1,939.5	$1,353.0	$281.2	$129.0	$74.9	$(4.1)	$—	$3,773.5

Year Ended December 31, 2022
Transaction and clearing fees	$1,471.7	$1,155.3	$161.9	$91.6	$58.0	$0.3	$—	$2,938.8
Access and capacity fees	151.7	109.3	34.0	19.9	9.3	—	—	324.2
Market data fees	108.7	131.2	33.1	8.0	1.2	—	—	282.2
Regulatory fees	84.2	280.2	—	0.3	—	—	—	364.7
Other revenue	6.9	5.7	35.6	—	0.4	—	—	48.6
	$1,823.2	$1,681.7	$264.6	$119.8	$68.9	$0.3	$—	$3,958.5
Timing of revenue recognition
Services transferred at a point in time	$1,562.8	$1,441.2	$197.5	$91.9	$58.4	$0.3	$—	$3,352.1
Services transferred over time	260.4	240.5	67.1	27.9	10.5	—	—	606.4
	$1,823.2	$1,681.7	$264.6	$119.8	$68.9	$0.3	$—	$3,958.5

Year Ended December 31, 2021
Transaction and clearing fees	$1,231.2	$1,173.1	$145.3	$95.2	$48.3	$—	$—	$2,693.1
Access and capacity fees	124.0	98.0	31.2	18.7	8.8	—	—	280.7
Market data fees	84.3	134.6	25.6	6.6	1.0	—	—	252.1
Regulatory fees	46.6	161.6	—	0.1	—	—	—	208.3
Other revenue	18.9	3.2	38.2	—	—	—	0.3	60.6
	$1,505.0	$1,570.5	$240.3	$120.6	$58.1	$—	$0.3	$3,494.8
Timing of revenue recognition
Services transferred at a point in time	$1,296.7	$1,337.9	$183.5	$95.3	$48.3	$—	$0.3	$2,962.0
Services transferred over time	208.3	232.6	56.8	25.3	9.8	—	—	532.8
	$1,505.0	$1,570.5	$240.3	$120.6	$58.1	$—	$0.3	$3,494.8

Contract liabilities as of December 31, 2023 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at	Cash	Revenue	Balance at
	December 31, 2022	Additions	Recognized	December 31, 2023
Liquidity provider sliding scale (1)	$—	$7.2	$(7.2)	$—
Other, net	11.7	18.7	(24.3)	6.1
Total deferred revenue	$11.7	$25.9	$(31.5)	$6.1
(1)	Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.

5.  ACQUISITIONS

On May 2, 2022, the Company purchased ErisX, which was subsequently rebranded to Cboe Digital. Cboe Digital operates a U.S. based digital asset spot market, a regulated futures exchange and a regulated clearinghouse. Ownership of Cboe Digital allows the Company to enter the digital asset spot and derivatives marketplaces through a digital-first platform developed with industry partners to focus on robust regulatory compliance, data and transparency. Eris Innovations Holdings, LLC (formerly Eris Exchange Holdings, LLC) was not a part of this transaction and the Company retains its minority equity ownership interest in Eris Innovations Holdings, LLC. Of the acquisition’s purchase price, $460.9 million was allocated to goodwill, $95.0 million was allocated to intangible assets, and $8.4 million was allocated to working capital. Prior to signing the acquisition agreement, the Company held a minority investment in ErisX. As a result of the acquisition of the remaining portion of ErisX, the Company recognized a $7.5 million gain, reflecting the change in fair value of the minority investment in ErisX as a result of the acquisition, which is included in other income (expense), net in the consolidated statement of income for the year ended December 31, 2022. See below for further discussion of intangible assets acquired. Additionally, the Company performed impairment testing during the year ended December 31, 2022, as there were market events that indicated it was more likely than not that these assets were impaired, resulting in the recognition of impairment charges to goodwill. See Note 10 (“Goodwill, Intangible Assets, Net, and Digital Assets Held”) for more information on the impairments.

On June 1, 2022, the Company purchased Aequitas Innovations Inc. and Neo Exchange Inc. which at the time were recognized Canadian securities exchanges and were subsequently rebranded to Cboe Canada. Cboe Canada is a fintech organization that is comprised of a fully registered Canadian securities exchange with a diverse product and services set ranging from corporate listings to cash equities trading and a non-listed securities distribution platform. With ownership of Cboe Canada, the Company expects to further grow Canada as a hub for global equities trading. As of December 31, 2022, the allocation of purchase price includes adjustments within the measurement period resulting in a decrease to intangible assets, an increase in net working capital and a reduction in contingent consideration. See the table below for more information about the adjustments made to the Cboe Canada purchase price allocation. See below for further discussion of intangible assets acquired and Note 15 (“Fair Value Measurement”) for the impact of the allocation adjustments on the Company’s financial liabilities.

The following table presents the details of the adjustments made to the initial purchase price allocation for the Cboe Canada acquisition during the year ended December 31, 2023 (in millions):

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

Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company expensed $7.4 million of acquisition-related costs during the year ended December 31, 2023, all of which related to professional fees and other expenses. These acquisition-related expenses are included in acquisition-related costs in the consolidated statements of income.

The Company expensed $19.9 million of acquisition-related costs during the year ended December 31, 2022, all of which related to professional fees and other expenses. These acquisition-related expenses are included in acquisition-related costs in the consolidated statements of income.

The Company expensed $15.6 million of acquisition-related costs during the year ended December 31, 2021 which primarily included $15.0 million of professional fees, and $0.6 million of impairment charges related to facilities. These acquisition-related expenses are included in acquisition-related costs in the consolidated statements of income.

6.  INVESTMENTS

As of December 31, 2023 and 2022, the Company's investments were comprised of the following (in millions):

	December 31,	December 31,
	2023	2022
Equity method investments:
Investment in 7Ridge Investments 3 LP	$292.0	$215.4
Total equity method investments	292.0	215.4

Other equity investments:
Investment in Eris Innovations Holdings, LLC	20.0	20.0
Investment in Globacap Technology Limited	16.0	—
Investment in CSD Br	5.9	5.9
Investment in Coin Metrics Inc.	5.0	5.0
Investment in Cboe Vest Financial Group, Inc.	2.9	2.9
Investment in Effective Investing Limited	—	1.8
Investment in OCC	0.3	0.3
Other equity investments	3.2	1.9
Total other equity investments	53.3	37.8

Total investments	$345.3	$253.2

Equity Method Investments

The Company’s investment in the 7Ridge Fund represents a nonconsolidated variable interest entity (“VIE”). The Company has determined that consolidation of the VIE is not required as the Company is not the primary beneficiary of the 7Ridge Fund, as it does not have controlling financial interest and lacks the ability to unilaterally remove the general partner, 7Ridge Investments 3 GP Limited, direct material strategic decisions, or dissolve the entity (i.e. the Company does not have unilateral substantive “kick-out” or “liquidation” rights).

The Company’s interest in the 7Ridge Fund is equal to the carrying value of the investment as of December 31, 2023, or $292.0 million, which includes periodic capital contributions to the 7Ridge Fund, as well as the Company’s share of 7Ridge Fund’s profit or loss, including gains or losses arising from the fair value measurement of the investment held by the 7Ridge Fund, booked against the investment account. The carrying value of the investment is included in investments within the consolidated balance sheets. The Company’s maximum loss exposure, in the unlikely event that all of the VIE’s assets become worthless, is limited to the carrying value of Company’s investment.

Other Equity Investments

In the second quarter of 2022, the Company invested $5.0 million in a funding raise by Coin Metrics, Inc., a digital asset intelligence and crypto data startup, $5.9 million in a funding raise by CSD Br, a Brazilian bank and financial intermediary, and completed the purchase of ErisX, which was subsequently rebranded to Cboe Digital. Eris Innovations Holdings, LLC was not a part of this transaction and the Company retains its minority equity ownership interest in Eris Innovations Holdings, LLC. See Note 5 (“Acquisitions”) for more information. In the third quarter of 2022, the Company invested $1.8 million in a funding raise by Effective Investing Limited, an emerging global sustainability data provider measuring the social and environmental impact of companies and investment portfolios. In the fourth quarter of 2022 the Company invested an additional $0.1 million in a funding raise by StratiFi Technologies, Inc, a risk management platform that provides a one-stop-shop solution for portfolio risk analysis. The Company previously held a minority stake in StratiFi and the funding raise allowed the Company to maintain its current investment percentage.

In the second quarter of 2023, the Company invested $16.0 million in Globacap Technology Limited, a white label service provider to capital market participants, which focuses on three core areas: private placement, securities administration, and secondary liquidity. In the fourth quarter of 2023, the Company invested $1.3 million in Osaka Digital Exchange, an equity proprietary trading system in the Japanese equity markets focused on launching the first secondary trading market for security tokens in Japan.

Additionally, in the fourth quarter of 2023, Effective Investing Limited, a minority investment of the Company included within other equity investments, announced plans to wind down the company. The Company wrote off the investment as of December 31, 2023. The loss related to the write-off was included within other income (expense), net in the consolidated statements of income.

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

7.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2023 and 2022 (in millions):

	December 31,	December 31,
	2023	2022
Construction in progress	$1.5	$7.7
Building	—	68.8
Furniture and equipment	322.9	291.3
Total property and equipment	324.4	367.8
Less accumulated depreciation	(215.2)	(259.6)
Property and equipment, net	$109.2	$108.2

Depreciation expense using the straight-line method was $33.0 million, $35.3 million and $33.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company’s former headquarters location was originally classified as held for sale on May 1, 2019, but was returned to held and used on May 1, 2021 due to the time elapsed since active marketing for the sale of the building commenced. The Company continued discussions with potential buyers. Effective July 27, 2023, the Company entered into an agreement to sell its former headquarters building, subject to customary closing conditions. The Company classified the associated land, building, and certain furniture and equipment of the former headquarters location as held for sale, performed an impairment assessment, and ceased depreciation effective August 1, 2023. Negotiations are ongoing and the Company expects to complete the sale in the first half of 2024. In connection with the sale, the Company anticipates providing seller financing to the purchaser in the form of a promissory note for a portion of the purchase price of the former headquarters. As of December 31, 2023, the total value of the property held for sale on the consolidated balance sheet was $8.7 million.

8.  CREDIT LOSSES

Current expected credit losses are estimated for accounts receivable and certain notes receivable.

Accounts receivable represent amounts due from the Company’s member firms. The allowance for accounts receivable credit losses is calculated using an aging schedule.

The allowance for notes receivable credit losses is associated with notes receivable included within other assets, net on the consolidated balance sheets and relates to promissory notes to fund the implementation and operation of the consolidated audit trail (“CAT”), which notes are to be repaid by Consolidated Audit Trail, LLC (“CATLLC”). CAT involves the creation of an audit trail that is required by SEA Rule 613, and it strives to enhance regulators’ ability to monitor trading activity in the U.S. markets through a phased implementation. CATLLC is a national market system plan that was created by self-regulatory organizations that include the Company’s six Exchanges, the other U.S. national securities exchanges and FINRA (who collectively are referred to as the “Plan Participants”) to implement and operate the CAT. The funding of the CAT’s implementation and operations is ultimately expected to be provided by Plan Participants and by broker-dealers (who are referred to as “Industry Members”). However, the funding to date has solely been provided to CATLLC by the Plan Participants in exchange for promissory notes.

On September 6, 2023, the SEC issued an order approving an amendment to the CAT national market system plan to implement a revised funding model (“CAT Funding Model”) for Consolidated Audit Trail, LLC (“CATLLC”) to fund the CAT. The approved CAT Funding Model contemplates two categories of CAT fees calculated based on the “executed equivalent shares” of transactions in eligible securities: (i) CAT fees assessed by CATLLC to Industry Members who are CAT Executing Brokers (the brokers responsible for executing each side of the transaction) to recover a portion of historical CAT costs previously paid to CATLLC by the Plan Participants; and (ii) CAT fees assessed by CATLLC to CAT Executing Brokers and Plan Participants to fund prospective CAT costs. To date, the funding of the CAT has solely been provided by the SROs/Plan Participants has been done in exchange for promissory notes. The funds generated from the assessment of CAT fees to recover a portion of historical CAT costs will be used by CATLLC to repay a portion of these promissory notes to the Plan Participants.

The Plan Participants submitted fee filings during the first week of January 2024 with the SEC to implement the applicable transaction-based fee rates that are to be assessed by CATLLC to CAT Executing Brokers to recover a portion of historical CAT costs incurred prior to 2022. Additional CAT fees related to other historical CAT costs and to prospective CAT costs are planned to be introduced at a later time through separate fee filings submitted by the Plan Participants. Once the CAT fee related to ongoing prospective CAT costs becomes effective through fee filings submitted by the Plan Participants, it is anticipated there will no longer be any need for Plan Participants to fund CATLLC in exchange for promissory notes. On January 17, 2024, the SEC issued orders suspending each Plan Participant’s fee filing and instituting proceedings to determine whether to approve or disapprove the fees, which orders were published in the Federal Register on February 13, 2024. Comments are due March 5, 2024, and rebuttal comments are due March 19, 2024.

Until the fees for historical CAT costs that are associated with the promissory notes are collected from CAT Executing Brokers and remitted by CATLLC to the Plan Participants, and until CAT fees assessed by CATLLC to CAT Executing Brokers and Plan Participants to fund prospective CAT costs are implemented, the Plan Participants may continue to incur additional significant costs, including additional promissory notes to fund CAT. Additionally, portions of promissory notes related to the funding of the implementation and operation of the CAT may not be collectible, including if the SEC finds that the SROs/Plan Participants did not satisfy any of the financial accountability milestones. The allowance for notes receivable credit losses associated with the CAT is calculated using a methodology that is primarily based on the structure of the notes and various potential outcomes under the CAT Funding Model. See Note 23 (“Commitments, Contingencies, and Guarantees”) for more information.

The following represents the changes in allowance for credit losses during the years ended December 31, 2023 and 2022 (in millions):

	Allowance for notes receivable credit losses	Allowance for accounts receivable credit losses	Total allowance for credit losses
Balance at December 31, 2021	$30.1	$1.0	$31.1
Current period provision for expected credit losses	—	1.6	1.6
Write-offs charged against the allowance	—	(0.1)	(0.1)
Recoveries collected	—	(0.3)	(0.3)
Balance at December 31, 2022	$30.1	$2.2	$32.3
Current period provision for expected credit losses	—	4.0	4.0
Write-offs charged against the allowance	—	(1.6)	(1.6)
Recoveries collected	—	(0.1)	(0.1)
Balance at December 31, 2023	$30.1	$4.5	$34.6

9.  OTHER ASSETS, NET

Other assets, net consisted of the following as of December 31, 2023 and 2022 (in millions):

	December 31,	December 31,
	2023	2022
Software development work in progress	$3.5	$8.9
Data processing software	128.1	124.2
Less accumulated depreciation and amortization	(88.3)	(78.8)
Data processing software, net	43.3	54.3
Other assets (1)	163.0	127.6
Other assets, net	$206.3	$181.9

(1) At December 31, 2023 and 2022, the majority of the balance included notes receivable, net of allowance, a contra-revenue asset, and long-term prepaid assets. As of December 31, 2023 and 2022, the notes receivable, net balance was $136.9 million and $102.9 million, respectively. See Note 8 (“Credit Losses”) for more information on the notes receivable included within other assets, net on the consolidated balance sheets. See Note 19 (“Stock-Based Compensation”) for more information on the contra-revenue asset related to the issuance of Cboe Digital Restricted Common Units and Warrant Units included within other assets, net on the consolidated balance sheets. As of December 31, 2023 and 2022, the contra-revenue asset balance was $18.1 million and $19.9 million, respectively.

Amortization expense related to data processing software was $8.4 million, $7.2 million, and $7.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

10.  GOODWILL, INTANGIBLE ASSETS, NET, AND DIGITAL ASSETS HELD

The following table presents the details of goodwill by segment (in millions):

		North American	Europe and
	Options	Equities	Asia Pacific	Global FX	Digital	Total
Balance as of December 31, 2021	$305.8	$1,876.9	$575.5	$267.2	$—	$3,025.4
Adjustments	—	0.2	3.4	—	0.8	4.4
Additions	—	132.4	—	—	460.1	592.5
Impairment	—	—	—	—	(460.9)	(460.9)
Changes in foreign currency exchange rates	—	(8.7)	(29.9)	—	—	(38.6)
Balance as of December 31, 2022	$305.8	$2,000.8	$549.0	$267.2	$—	$3,122.8
Changes in foreign currency exchange rates	—	3.6	14.2	—	—	17.8
Balance as of December 31, 2023	$305.8	$2,004.4	$563.2	$267.2	$—	$3,140.6

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

As a result of the finalization of the net working capital calculation associated with the acquisition of Cboe Digital during the quarter ended September 30, 2022, the Company recorded additional goodwill of $0.8 million. Subsequently, the Company concluded that the indicators of impairment outlined in the previous paragraph continued to be relevant and recorded an additional goodwill impairment charge of $0.8 million in the consolidated statements of income for the three months ended September 30, 2022. The Company determined there were no further impairment indicators for the year ended December 31, 2023.

The following table presents the details of the intangible assets by segment (in millions):

		North American	Europe and
	Options	Equities	Asia Pacific	Global FX	Digital	Total
Balance as of December 31, 2021	$159.1	$991.4	$426.4	$91.7	$—	$1,668.6
Adjustments	—	(61.0)	—	—	—	(61.0)
Additions	—	130.1	—	—	95.9	226.0
Amortization	(13.0)	(62.1)	(25.6)	(18.9)	(4.7)	(124.3)
Changes in foreign currency exchange rates	—	(5.6)	(40.9)	—	—	(46.5)
Balance as of December 31, 2022	$146.1	$992.8	$359.9	$72.8	$91.2	$1,662.8
Dispositions	—	—	—	—	(0.8)	(0.8)
Amortization	(12.0)	(59.5)	(21.5)	(16.6)	(7.0)	(116.6)
Changes in foreign currency exchange rates	—	2.0	14.1	—	—	16.1
Balance as of December 31, 2023	$134.1	$935.3	$352.5	$56.2	$83.4	$1,561.5

For the years ended December 31, 2023, 2022 and 2021, amortization expense was $116.6 million, $124.3 million and $126.6 million, respectively. The estimated future amortization expense is $93.9 million for 2024, $77.3 million for 2025, $70.0 million for 2026, $63.2 million for 2027, and $57.6 million for 2028.

The following tables present the categories of intangible assets by segment as of December 31, 2023 and 2022 (in millions, except as stated):

						Weighted
	December 31, 2023					Average
		North American	Europe and			Amortization
	Options	Equities	Asia Pacific	Global FX	Digital	Period (in years)
Trading registrations and licenses	$95.5	$606.0	$209.6	$—	$25.0	Indefinite
Customer relationships	46.6	413.9	216.1	140.0	—	15
Market data customer relationships	53.6	322.0	61.6	64.4	—	8
Technology	28.1	56.9	34.2	22.5	70.0	7
Trademarks and tradenames	12.9	8.2	2.4	1.2	—	6
Digital assets held	—	—	—	—	0.1	Indefinite
Accumulated amortization	(102.6)	(471.7)	(171.4)	(171.9)	(11.7)
	$134.1	$935.3	$352.5	$56.2	$83.4

						Weighted
	December 31, 2022					Average
		North American	Europe and			Amortization
	Options	Equities	Asia Pacific	Global FX	Digital	Period (in years)
Trading registrations and licenses	$95.5	$605.3	$199.5	$—	$25.0	Indefinite
Customer relationships	46.6	412.8	208.9	140.0	—	16
Market data customer relationships	53.6	322.0	58.4	64.4	—	9
Technology	28.1	56.4	32.8	22.5	70.0	8
Trademarks and tradenames	12.9	8.2	2.3	1.2	—	7
Digital assets held	—	—	—	—	0.9	Indefinite
Accumulated amortization	(90.6)	(411.9)	(142.0)	(155.3)	(4.7)
	$146.1	$992.8	$359.9	$72.8	$91.2

Cboe Digital holds customer digital assets in customer accounts, referred to as wallets, either through a licensed trust company, third-party custodian or in separate and distinct wallets managed by Cboe Digital. Cboe Digital, together with its third-party custodian, secures customers’ digital assets and protects them from loss or theft. Customer digital assets are held in omnibus wallets for the benefit of customers of Cboe Digital and Cboe Digital maintains the records of the amount and type of digital asset owned by each of its customers in omnibus wallets. The amount of customer digital assets held by Cboe Digital is reflected within digital assets – safeguarded assets and digital assets – safeguarded liabilities in the consolidated balance sheets. In addition, Cboe Digital maintains an immaterial amount of its own digital assets to facilitate customer trading.

11.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of December 31, 2023 and 2022 (in millions):

	December 31, 2023	December 31, 2022
Compensation and benefit-related liabilities	$77.1	$90.2
Royalties	44.9	33.3
Accrued liabilities	70.3	87.7
Current operating lease liabilities	20.8	—
Rebates payable	75.1	75.2
Marketing fee payable	17.5	15.9
Current unrecognized tax benefits	82.3	90.4
Accounts payable	24.7	27.5
Total accounts payable and accrued liabilities	$412.7	$420.2

12.  DEBT

The Company’s debt consisted of the following as of December 31, 2023 and 2022 (in millions):

	December 31, 2023	December 31, 2022
Term Loan Agreement due December 2023, floating rate	$—	$304.7
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	647.9	647.3
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	494.8	494.0
$300 million fixed rate Senior Notes due March 2032, stated rate of 3.000%	296.5	296.0
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Total debt	$1,439.2	$1,742.0

As described below in further detail the Company repaid in full all outstanding indebtedness under the Term Loan Agreement totaling $305.0 million during the year ended December 31, 2023.

Term Loan Agreement

On March 22, 2018, the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”). The Term Loan Agreement matured on December 15, 2023 and initially provided for a senior unsecured term loan facility in an aggregate principal amount of $300 million, which amount was later increased to allow for an additional draw of $110 million on June 25, 2021 in order to fund a portion of the acquisition of Cboe Asia Pacific (formerly Chi-X Asia Pacific Holdings Limited) and was increased on March 29, 2022 to allow for additional delayed draws of $190 million on April 29, 2022 to fund a portion of the Cboe Digital (formerly ErisX) acquisition, and $175 million on May 31, 2022 to fund a portion of the Cboe Canada (formerly NEO) acquisition. On each of August 25, 2022 and September 22, 2022, the Company repaid $50 million, respectively, of outstanding indebtedness under the Term Loan Agreement, and on each of November 1, 2022, December 1, 2022, and December 27, 2022, the Company repaid $40 million, $50 million, and $30 million, respectively, of outstanding indebtedness under the Term Loan Agreement totaling $220 million repaid during the year ended December 31, 2022. On May 12, 2023, June 21, 2023, September 28, 2023, October 20, 2023, and October 27, 2023, the Company repaid $65 million, $75 million, $90 million, $60 million and $15 million respectively, of outstanding indebtedness under the Term Loan Agreement, totaling $305 million repaid during the year ended December 31, 2023. As of December 31, 2023 the Term Loan Agreement matured and was repaid in full.

Loans under the Term Loan Agreement bore interest, at the Company’s option, at either (i) the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York (or a successor administrator) plus a margin of 0.65 percent per annum or (ii) a daily floating rate based on the agent’s prime rate (subject to certain minimums based upon the federal funds effective rate or SOFR) plus a margin of 0.50 percent per annum.

The Term Loan Agreement contained customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default, including cross-defaults from the Company’s other indebtedness, and indemnification provisions in favor of the lenders thereunder. The negative covenants included restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants required the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Term Loan Agreement, be increased to 4.25 to 1.00 or 4.00 to 1.00 (from 3.50 to 1.00) for four consecutive fiscal quarters following certain acquisitions, provided this increase may be made only once and at the time it exercises such financial covenant step-up, the Company shall be exercising a like step-up under its revolving credit facility.

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

Indenture

Under the Indenture, the Company may issue debt securities, which includes the Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At December 31, 2023, the Company was in compliance with these covenants.

Revolving Credit Agreement

On February 25, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which amended and restated the prior revolving credit agreement.

The Revolving Credit Agreement provides for a senior unsecured $400 million three-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $200 million, for a total of $600 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of December 31, 2023, no subsidiaries were designated as additional borrowers.

Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of December 31, 2023, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at December 31, 2023, $400 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.

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

Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on February 25, 2027, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.25 to 1.00 on one occasion and 4.00 to 1.00 on another occasion, in each case, for four consecutive fiscal quarters; provided that, prior to the exercise of the second such financial covenant step-up, the maximum consolidated leverage ratio shall have returned to a level of 3.50 to 1.00 for at least two consecutive fiscal quarters. At December 31, 2023, the Company was in compliance with these covenants and did not exercise financial covenant step-up.

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

As of December 31, 2023, no borrowings were outstanding under the Facility. Accordingly, at December 31, 2023, €1.25 billion of borrowing capacity was available for the purposes permitted by the Facility. At December 31, 2023, the Company and Cboe Clear Europe were in compliance with applicable covenants.

Small Business Administration’s Paycheck Protection Program

On May 1, 2020, prior to Cboe’s acquisition of Cboe Digital, Cboe Digital (formerly ErisX) received $1.3 million of proceeds from a loan issued under either the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") under section 7(a)(36) of the Small Business Act or the SBA Paycheck Protection Program Second Draw Loans under Section 7(a)(37) of the SBA. On May 26, 2022, the PPP loan was forgiven and no further balance is due.

Notes Payments and Contractual Interest

The future expected repayments related to the Senior Notes as of December 31, 2023 are as follows (in millions):

2024	$—
2025	—
2026	—
2027	650.0
Thereafter	800.0
Principal amounts repayable	1,450.0
Debt issuance costs	(5.9)
Unamortized discounts on notes	(4.9)
Total debt outstanding	$1,439.2

Interest expense recognized on the Term Loan Agreement, the Senior Notes, and the Revolving Credit Agreement is included in interest expense in the consolidated statements of income. The Company is also obligated to pay commitment fees under the terms of the Revolving Credit Agreement, Term Loan Agreement and Facility, which are also included in interest expense.

Components of interest expense, net recognized in the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 are as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Components of interest expense:
Contractual interest	$59.8	$57.6	$45.7
Amortization of debt discount and issuance costs	2.6	2.4	2.3
Interest expense	$62.4	$60.0	$48.0
Interest income	(12.0)	(3.6)	(0.6)
Interest expense, net	$50.4	$56.4	$47.4

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET

The following represents the changes in accumulated other comprehensive income (loss), net by component (in millions):

	Foreign Currency	Unrealized		Total Accumulated Other
	Translation	Investment	Post-Retirement	Comprehensive
	Adjustment	Gain/Loss	Benefits	Income (Loss), Net
Balance at December 31, 2021	$55.4	$(0.1)	$0.3	$55.6
Other comprehensive loss	(85.6)	(0.8)	(0.2)	(86.6)
Balance at December 31, 2022	$(30.2)	$(0.9)	$0.1	$(31.0)
Other comprehensive income (loss)	24.6	(2.8)	(0.2)	21.6
Balance at December 31, 2023	$(5.6)	$(3.7)	$(0.1)	$(9.4)

14. CLEARING OPERATIONS

Cboe operates two clearing houses, Cboe Clear Europe and Cboe Clear Digital, each of which acts as a central counterparty that provides clearing and settlement services.

Cboe Clear Europe

Cboe Clear Europe is a European equities central counterparty that provides post-trade services to stock exchanges, MTFs, over-the-counter (“OTC”) equities trades and an equity derivatives exchange. Cboe Clear Europe clears equities from eighteen European markets and the United States, as well as Depositary Receipts, ETFs, and equity-like instruments. In September 2021 Cboe Clear Europe began clearing equity derivatives for ten European markets, initially index futures and options and as of November 2023, single stock options. Through a novation process, Cboe Clear Europe becomes the buyer for every seller and the seller for every buyer, thereby protecting clearing participants from counterparty risk and allowing the settlement of trades in the event of a clearing participant default.

Cboe Clear Europe only assumes the guarantor role if it has an equal and offsetting claim against a clearing participant. For the period ended December 31, 2023, there have been no events of default for which a liability is required to be recognized in accordance with GAAP.

Cboe Clear Europe Clearing Participant Deposits

Cboe Clear Europe generally requires all clearing participants to deposit collateral to help mitigate Cboe Clear Europe’s exposure to credit risk in the event that a clearing participant fails to meet a financial or contractual obligation.

Margin Deposits

Margin deposits, which are predominately in the form of cash and cash equivalents, are deposits made by each clearing participant to Cboe Clear Europe to cover some or all of the credit risk of its failure to fulfill its obligations in the trade. Cboe Clear Europe maintains and manages all cash deposits related to margin deposits. Substantially all risks and rewards of margin deposit ownership, including net interest income, belong to Cboe Clear Europe and are recorded in cash and spot markets on the consolidated statements of income. In the event of a default, Cboe Clear Europe can access the defaulting participant’s margin deposits to cover the defaulting participant’s losses. For more information, see “Default and Liquidity Waterfalls” below.

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

Effective August 14, 2023, Cboe Clear Europe enacted changes to its rules, and is able to invest the cash collateral received in the form of interoperability fund deposits from clearing participants in certain investments, typically securities issued by pre-approved sovereign issuers and reverse repurchase agreements with overnight maturities. When investments are made in accordance with Cboe Clear Europe’s investment policy, Cboe Clear Europe receives the amount of investment earnings and pays clearing participants those earnings minus a set basis point cost of collateral. As Cboe Clear Europe is able to direct the investment of the cash interoperability fund deposits received from the clearing participants within the program parameters and receives an economic benefit from those investments, these amounts are included in the Margin Deposits, Clearing Funds, and Interoperability fund captions in the consolidated balance sheets and the related interest income and expense is recorded in other revenue and other costs of revenue respectively on the consolidated statements of income.

Cboe Clear Europe Default and Liquidity Waterfalls

The default waterfall is the priority order in which the capital resources are expected to be utilized in the event of a default where the defaulting clearing participant’s collateral would not be sufficient to cover the cost to liquidate its portfolio. If a default occurs and the defaulting clearing participant’s collateral, including margin deposits and clearing fund deposits, are depleted, then additional capital is utilized in the following order:

●	Cboe Clear Europe dedicated own resources: The Cboe Clear Europe default waterfall first utilizes its dedicated own resources in two forms and totaling 35% of Cboe Clear Europe capital requirements; the ‘first skin in the game’, equal to 25% of Cboe Clear Europe capital requirements before the use of clearing fund contributions described below and the ‘second skin in the game’, an amount between 10-25% of capital requirements as discussed in Note 18 (“Regulatory Capital”).
●	Clearing fund: Second, the Cboe Clear Europe default waterfall utilizes traditional CCP risk mutualization, in the event that default losses fully exhaust Cboe Clear Europe’s dedicated own resources amount, whereby contributions applicable to a particular product class are applied first to any loss attributable to that product class.
●	Pro rata contributions: Third, if the default losses caused cannot be covered by the first two layers, the non-defaulting clearing participants shall on demand make additional payments to Cboe Clear Europe on a pro rata basis in proportion to the amount of their clearing fund contributions to cover any such remaining losses, which is limited to an amount equal to twice their clearing fund contribution as established under Cboe Clear Europe’s rules and regulations. In this scenario, contributions applicable to a particular product class are first applied to any losses attributable to that product class.

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

Cboe Clear Digital

Cboe Clear Digital is a digital asset and digital asset derivatives clearinghouse and central counterparty that provides clearing and settlement of digital asset trades. Cboe Clear Digital is registered as a Derivatives Clearing Organization (“DCO”) regulated by the U.S. Commodity Futures Trading Commission (“CFTC”) and is registered with the U.S. Treasury Financial Crimes Enforcement Network (“FinCEN”) as a money services business (“MSB”). Cboe Clear Digital is authorized by license or not subject to licensing, to conduct MSB services in 50 U.S. jurisdictions. Cboe Clear Digital performs a guarantee function whereby Cboe Clear Digital helps to ensure that the obligations of the transactions it clears are fulfilled. Cboe Clear Digital attempts to mitigate this risk by performing internal compliance and due diligence procedures as well as implementing internal risk controls. Cboe Clear Digital 's due diligence procedures include review of the personal and corporate information, financial position of the member participant, and monitoring of Cboe Clear Digital's risk exposure thresholds. As of December 31, 2023, Cboe Clear Digital does not expect a material loss concerning credit risk on any member participant.

Cboe Clear Digital Clearing Participant Deposits

Customer bank deposits

Cboe Clear Digital holds cash on behalf of its customers for the purposes of supporting clearing transactions. Customer cash may be invested in approved investments and any interest or gain received, or loss incurred on invested funds is recorded in the Consolidated Statement of Income. There was no interest, gains or losses on invested funds for the year ended December 31, 2023. The Company includes customer cash related to the clearing activity on the consolidated balance sheets in margin deposits, clearing funds, and interoperability funds, with a corresponding liability.

Digital assets - safeguarded assets

The Company holds digital assets on behalf of its customers. In accordance with the SEC issued Staff Accounting Bulletin 121 (“SAB 121”), the Company includes customer digital assets on the consolidated balance sheets in digital assets - safeguarded assets, with a corresponding offset in digital assets - safeguarded liabilities.

The details of our margin deposits, clearing funds, and interoperability funds as of December 31, 2023 and December 31, 2022, are as follows (in millions):

	December 31, 2023
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe central bank account	$361.3	$140.1	$271.0	$772.4
Cboe Clear Europe reverse repurchase and other	2.7	4.1	55.6	62.4
Cboe Clear Digital customer bank deposits	14.0	—	—	14.0
Total cash margin deposits, clearing funds, and interoperability funds	$378.0	$144.2	$326.6	$848.8

	December 31, 2023
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe non-cash contributions (1)	$637.0	$65.6	$228.0	$930.6

	December 31, 2022
	Margin Deposits	Clearing Funds	Interoperability Funds (2)	Total
Cboe Clear Europe central bank account	$426.9	$103.4	$376.0	$906.3
Cboe Clear Europe reverse repurchase and other	—	—	—	—
Cboe Clear Digital customer bank deposits	12.7	—	—	12.7
Total cash margin deposits, clearing funds, and interoperability funds	$439.6	$103.4	$376.0	$919.0

	December 31, 2022
	Margin Deposits	Clearing Funds	Interoperability Funds (2)	Total
Cboe Clear Europe non-cash contributions (1)	$338.2	$38.6	$89.3	$466.1
(1)	These amounts are not reflected in the consolidated balance sheets, as Cboe Clear Europe does not have the ability to sell or repledge the amounts absent a clearing participant default.
(2)	As of December 31, 2022, the interoperability funds were not reflected in the consolidated balance sheets, as Cboe Clear Europe did not have the ability to sell or repledge the amounts absent a clearing participant default in respect of non-cash contributions nor to invest the balances in respect of cash contributions at that point in time. See the updated rule change in respect of cash contributions discussed above.

The table below presents the Company’s safeguarded digital assets held on behalf of its customers for the purposes of supporting clearing transactions as of December 31, 2023 and December 31, 2022 (in millions):

	December 31, 2023	December 31, 2022
Digital assets - safeguarded assets	$51.3	$22.9

The following depicts the Company’s valuation of digital assets – safeguarded assets and safeguarded liabilities as of December 31, 2023 and December 31, 2022:

	December 31, 2023
Digital Asset	Number of Units	Valuation per Unit	Fair value (in millions)
Bitcoin ("BTC")	821	$42,492	$34.9
Ethereum ("ETH")	6,270	2,282	14.3
Litecoin ("LTC")	16,329	74	1.2
Bitcoin Cash ("BCH")	1,374	261	0.4
USD Coin ("USDC")	506,652	1	0.5
			$51.3

	December 31, 2022
Digital Asset	Number of Units	Valuation per Unit	Fair value (in millions)
Bitcoin ("BTC")	717	$16,540	$11.8
Ethereum ("ETH")	6,362	1,199	7.6
Litecoin ("LTC")	17,873	70	1.3
Bitcoin Cash ("BCH")	6,883	97	0.7
USD Coin ("USDC")	1,516,479	1	1.5
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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in millions):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$20.8	$20.8	$—	$—
Marketable securities (1):
Mutual funds	17.1	17.1	—	—
Money market funds	19.6	19.6	—	—
Digital assets - safeguarded assets	51.3	—	51.3	—
Total assets	$108.8	$57.5	$51.3	$—
Liabilities:
Contingent consideration liabilities	$11.8	$—	$—	$11.8
Digital assets - safeguarded liabilities	51.3	—	51.3	—
Cboe Digital restricted common units liability (2)	18.7	—	—	18.7
Cboe Digital warrant liability (2)	5.9	—	—	5.9
Total liabilities	$87.7	$—	$51.3	$36.4

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$64.2	$64.2	$—	$—
Marketable securities (1):
Mutual funds	15.3	15.3	—	—
Money market funds	12.2	12.2	—	—
Digital assets - safeguarded assets	22.9	22.9	—	—
Total assets	$114.6	$114.6	$—	$—
Liabilities:
Contingent consideration liabilities	$39.1	$—	$—	$39.1
Digital assets - safeguarded liabilities	22.9	22.9	—	—
Cboe Digital restricted common units liability (2)	15.5	—	—	15.5
Cboe Digital warrant liability (2)	5.9	—	—	5.9
Total liabilities	$83.4	$22.9	$—	$60.5

___________________________________

(1)	These amounts are reflected within financial investments in the consolidated balance sheets.
(2)	These amounts are reflected within other non-current liabilities in the consolidated balance sheets.

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Financial Investments

Financial investments consist of highly liquid U.S. Treasury securities, and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of financial investments for the period ended December 31, 2023. See Note 17 (“Employee Benefit Plans”) for more information.

Digital Assets – Safeguarded Assets and Liabilities

Digital assets – safeguarded assets and liabilities represents the Company’s holdings of Bitcoin, Ethereum, Litecoin, Bitcoin Cash, and USD Coin on behalf of the Company’s customers. The Company has determined the principal marketplace for digital assets to be the spot market of Cboe Digital Exchange, LLC (“Cboe Digital Exchange”). The

Company valued digital assets – safeguarded assets, and digital assets – safeguarded liabilities by using the closing prices at 4:00pm Central Time on Cboe Digital Exchange’s spot market (“Cboe Digital spot market”) as of December 31, 2023 for the underlying digital assets held on behalf of the Company’s customers. During the year ended December 31, 2023, these assets and liabilities were transferred from Level 1 to Level 2 in the fair value hierarchy as they are not traded in active markets and are valued using prices that are quoted from an active exchange that has been identified as the principal market for the underlying digital assets held on behalf of the Company’s customers. See Note 14 (“Clearing Operations”) for additional details regarding digital assets held.

Contingent Consideration Liabilities

In connection with the acquisitions of Hanweck Associates, LLC (“Hanweck”), Cboe Asia Pacific, and Cboe Canada, the Company entered into contingent consideration arrangements with the sellers. The total fair value of the liabilities at December 31, 2023 was $11.8 million That value is based on the Company’s estimate of the likelihood that certain performance targets in the respective acquisition agreements are expected to be accomplished. In connection with the contingent consideration arrangements, the Company paid a total of $13.1 million in contingent consideration to the sellers of Hanweck, Cboe Asia Pacific and Cboe Canada during the year ended December 31, 2023. Additionally, in December 2023, as a result of updated projections which exhibited a decrease in the likelihood of Cboe Japan and Cboe Canada achieving their contingency payment milestones as part of their purchase agreements, unmet milestones were written off and resulted in a reduction of the contingent consideration liability of $14.4 million for the Company, which is reflected within other expenses in the consolidated statements of income. In December 2022, MATCHNow contingent consideration expired and the remaining balance was not achieved, and thus written off and resulted in an operating gain of $5.2 million for the Company, which is reflected within other expenses in the consolidated statements of income. Because the fair value measurements relating to the contingent consideration liabilities are subject to management judgment, measurement uncertainty is inherent in the valuation of the contingent consideration liabilities as of the reporting date. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of December 31, 2023.

Cboe Digital Syndication Liabilities

On November 18, 2022, Cboe Digital Holdings Inc. (“Cboe Digital Holdings”) entered into minority interest purchase agreements with certain digital asset industry participants, pursuant to which Cboe Digital Holdings agreed to issue Restricted Common Units in Cboe Digital. Cboe Digital Holdings also entered into a Warrant Agreement to issue Common Units of Cboe Digital in the future. Certain Cboe Digital investor members paid for the Restricted Common Units through the issuance of promissory notes, which are nonrecourse in nature and are accounted for as in-substance stock options. The cost associated with the Restricted Common Units is recognized as contra-revenue ratably over a five-year period. The Company uses a Black Scholes option pricing model to estimate the fair value of the in-substance stock option created by the Restricted Common Units and promissory notes as well as the fair value of the Warrant Units. Contra-revenue will be recognized while the performance conditions of the Warrant Units remain probable in conformance with the requirements in ASC 606 – Revenue from Contracts with Customers. Further adjustments will be recognized in each reporting period until performance is complete relating to changes in the fair value of the option and Warrant liabilities in accordance with ASC 718 – Compensation – Stock Compensation. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of December 31, 2023. See Note 19 (“Stock-Based Compensation”) for more information.

Certain Cboe Digital investor members can earn additional Restricted Common Units if they meet certain performance-based metrics outlined in an equity incentive program. The Incentive Program Units are subject to the same terms and conditions as the other Restricted Common Units and are similarly liability-classified awards. Cboe Digital authorized a maximum of 20 Common Units to be distributed over the two-year life of the incentive program. The cost associated with the Incentive Program Units will be recognized as contra-revenue ratably over the remaining service period associated with the Incentive Program Units. Further adjustments will be recognized in each reporting period until performance is complete relating to changes in the fair value of the incentive program liabilities in accordance with ASC 718 – Compensation – Stock Compensation. Based on the recorded balance of the liabilities, any measurement uncertainty related to this Level 3 measurement is immaterial as of December 31, 2023. See Note 19 (“Stock-Based Compensation”) for more information.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand-alone basis. That fair value is compared to the carrying value of the reporting unit, including its recorded goodwill. In connection with the annual impairment evaluation of goodwill and indefinite lived intangibles, impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying value of the reporting unit. See “Digital Assets Held” below and Note 2 (“Summary of Significant Accounting Policies”) for discussion of valuation considerations specific to digital assets held. For the other intangible assets, the process also involves using a discounted cash flow method to determine the fair value of each intangible asset. Impairment is considered to have occurred if the fair value of the intangible asset is lower than its carrying value. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired. In addition, property held for sale as of December 31, 2023 was also measured at fair value at September 30, 2023. See Note 7 (“Property and Equipment, Net”) for more information on property held for sale.

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

Fair Value of Assets and Liabilities

The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of December 31, 2023 and 2022 (in millions):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$20.8	$20.8	$—	$—
Deferred compensation plan assets (1)	36.7	36.7	—	—
Digital assets - safeguarded assets	51.3	—	51.3	—
Digital assets held (2)	0.1	0.1	—	—
Total assets	$108.9	$57.6	$51.3	$—
Liabilities:
Contingent consideration liabilities	$11.8	$—	$—	$11.8
Deferred compensation plan liabilities (3)	36.7	36.7	—	—
Digital assets - safeguarded liabilities	51.3	—	51.3	—
Cboe Digital restricted common units liability (3)	18.7	—	—	18.7
Cboe Digital warrant liability (3)	5.9	—	—	5.9
Debt	1,305.7	—	1,305.7	—
Total liabilities	$1,430.1	$36.7	$1,357.0	$36.4

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$64.2	$64.2	$—	$—
Deferred compensation plan assets (1)	27.5	27.5	—	—
Digital assets - safeguarded assets	22.9	22.9	—	—
Digital assets held (2)	0.9	0.9	—	—
Total assets	$115.5	$115.5	$—	$—
Liabilities:
Contingent consideration liabilities	$39.1	$—	$—	$39.1
Deferred compensation plan liabilities (3)	27.5	27.5	—	—
Digital assets - safeguarded liabilities	22.9	22.9	—	—
Cboe Digital restricted common units liability (3)	15.5	—	—	15.5
Cboe Digital warrant liability (3)	5.9	—	—	5.9
Debt	1,573.9	—	1,573.9	—
Total liabilities	$1,684.8	$50.4	$1,573.9	$60.5

________________________________________

(1)	These amounts are reflected within financial investments in the consolidated balance sheets.
(2)	These amounts are reflected within intangible assets, net in the consolidated balance sheets.
(3)	These amounts are reflected within other non-current liabilities in the consolidated balance sheets.

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

At December 31, 2023 and 2022, the fair values of the Company’s debt obligations were as follows (in millions):

	Fair Value
	December 31, 2023	December 31, 2022
Term Loan Agreement	$—	$306.3
3.650% Senior Notes	628.5	623.6
1.625% Senior Notes	412.7	390.7
3.000% Senior Notes	264.5	253.3

Digital Assets Held

Digital assets held, which are included within intangible assets, net in the consolidated balance sheets, are valued following a review of exchange prices for each specific digital asset throughout the holding period ended December 31, 2023. The Company will impair to the lowest observable value during the period for each digital asset type in accordance with Cboe Digital’s policy, which states that the Company values digital assets held by using the closing prices at 4:00pm Central Time on Cboe Digital Exchange’s spot market, which the Company determined is the principal market for digital assets. As part of Cboe Digital’s pricing policy, the closing price on Cboe Digital’s spot market is compared to three other exchanges (Coinbase, Bitstamp, and Kraken) and the CoinDesk Price Index to assess for reasonableness. These inputs are categorized in the fair value hierarchy as Level 1 as the marketplace is considered active.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the year ended December 31, 2023 and 2022 (in millions):

	Level 3 Financial Liabilities for the Year Ended December 31, 2023
	Balance at	Realized (Gains)				Foreign
	Beginning of	Losses during				Currency	Balance at
	Period	Period	Adjustments	Additions	Settlements	Translation	End of Period
Liabilities:
Contingent consideration liabilities	$39.1	$(14.4)	$—	$—	$(13.1)	$0.2	$11.8
Cboe Digital restricted common units liability	15.5		0.1	3.1	—	—	18.7
Cboe Digital warrant liability	5.9	—	—	—	—	—	5.9
Total liabilities	$60.5	$(14.4)	$0.1	$3.1	$(13.1)	$0.2	$36.4

	Level 3 Financial Liabilities for the Year Ended December 31, 2022
	Balance at	Realized (Gains)				Foreign
	Beginning of	Losses during				Currency	Balances at
	Period	Period	Adjustments	Additions	Settlements	Translation	End of Period
Liabilities:
Contingent consideration liabilities	$70.5	$(5.2)	$(44.3)	$57.7	$(38.7)	$(0.9)	$39.1
Cboe Digital restricted common units liability	—	—	—	15.5	—	—	15.5
Cboe Digital warrant liability	—	—	—	5.9	—	—	5.9
Total liabilities	$70.5	$(5.2)	$(44.3)	$79.1	$(38.7)	$(0.9)	$60.5

16.  SEGMENT REPORTING

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

Options. The Options segment includes options on market indices (“index options”), as well as on the stocks of individual corporations (“equity options”) and on ETPs such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”), which are “multi-listed” options and listed on a non-exclusive basis. These options are eligible to trade, as applicable, on Cboe Options, C2, BZX, EDGX, and/or other U.S. national security exchanges. Cboe Options is the Company’s primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on the Cboe Options trading floor in Chicago. C2 Options, BZX Options, and EDGX Options are all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data fees revenues generated from the consolidated tape plans, the licensing of proprietary options market data, index licensing, routing services, and access and capacity services.

North American Equities. The North American Equities segment includes U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform in the U.S. and Canada, and Canadian equities and other transaction services that occur on or through Cboe Canada Inc.’s order books. The North American Equities segment also includes listing services on Cboe Canada Inc., corporate and ETP listings on BZX, applicable market data fees revenues generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.

Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, exchange-traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities transaction services of Cboe Australia and Cboe Japan, operators of trading venues in Australia and Japan, respectively, along with equities transactions that occur on the BIDS Trading platform in Australia and Japan. Cboe Europe operates lit and dark books, a periodic auctions book, and Cboe BIDS Europe, a Large-in-Scale (“LIS”) trading negotiation facility for UK symbols. Cboe NL, launched in October 2019 and based in Amsterdam, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area (“EEA”) symbols. Cboe Europe Derivatives, a pan-European derivatives platform launched in September 2021, offers futures and options based on Cboe Europe equity indices, and single stock options. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia and Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.

Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services.

Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX fully electronic trading platform, non-deliverable forward FX transactions (“NDFs”) offered for execution on Cboe SEF, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. The segment includes transaction services for U.S. government securities executed on the Cboe Fixed Income fully electronic trading platform.

Digital. The Digital segment includes a U.S. based digital asset spot market, a regulated futures exchange, and a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services.

Summarized financial data of reportable segments was as follows (in millions):

		North					Corporate
		American	Europe and				Items and
	Options	Equities	Asia Pacific	Futures	Global FX	Digital	Eliminations	Total
Year ended December 31, 2023
Revenues	$1,939.5	$1,353.0	$281.2	$129.0	$74.9	$(4.1)	$—	$3,773.5
Operating income (loss)	851.3	118.0	32.7	86.1	24.7	(46.7)	(8.2)	1,057.9
Year ended December 31, 2022
Revenues	$1,823.2	$1,681.7	$264.6	$119.8	$68.9	$0.3	$—	$3,958.5
Operating income (loss)	740.5	146.6	38.1	55.2	8.8	(491.4)	(8.2)	489.6
Year ended December 31, 2021
Revenues	$1,505.0	$1,570.5	$240.3	$120.6	$58.1	$—	$0.3	$3,494.8
Operating income (loss)	538.0	156.1	56.0	66.0	2.7	—	(12.9)	805.9

Geographical Information

The following summarizes revenues less cost of revenues based on primary jurisdiction (in millions):

	United States	Non-U.S.	Total
Revenues less cost of revenues:
Year ended December 31, 2023	$1,681.8	$236.2	$1,918.0
Year ended December 31, 2022	$1,531.3	$210.4	$1,741.7
Year ended December 31, 2021	$1,286.9	$189.2	$1,476.1

17.  EMPLOYEE BENEFIT PLANS

Eligible U.S. employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Employee Retirement Plan and the Deferred Compensation Plan. Each plan is a defined contribution plan that is non-qualified under the Internal Revenue Code. The Deferred Compensation Plan assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $36.7 million at December 31, 2023. Although the value of the plan is recorded in financial investments on the consolidated balance sheets, there is an equal and offsetting liability in other non-current liabilities. The investment results of the Deferred Compensation Plan has no impact on net income as the investment results are recorded in equal amounts to both other income (expense), net and compensation and benefits expense in the consolidated statements of income. The Company contributed $15.0 million, $14.4 million, and $11.8 million to the defined contribution plans for the years ended December 31, 2023, 2022, and 2021, respectively.

Eligible employees outside of the U.S., which includes employees of Cboe Europe, Cboe NL, Cboe Clear Europe, BIDS, Cboe Asia Pacific, and Cboe Canada Inc. are eligible to participate in various employee-selected stakeholder contribution plans or plans covered by local jurisdictions or by applicable laws. The Company’s contribution amounted to $4.3 million, $3.0 million, and $2.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. This expense is included in compensation and benefits in the consolidated statements of income.

Effective January 1, 2023, Directors may contribute a percentage of their cash and equity compensation to cash and equity deferred compensation plans that are maintained by the Company and defer income taxes thereon.

18.  REGULATORY CAPITAL

As broker-dealers registered with the SEC, Cboe Trading, BIDS Trading, and Cboe Fixed Income are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading, BIDS Trading, and Cboe Fixed Income compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of December 31, 2023, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. Cboe Fixed Income was required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $5.0 thousand.

As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million as of December 31, 2023, or the summation of the credit risk, market risk and fixed overheads requirements, as defined.

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

Prior to the amalgamation of Cboe Canada and MATCHNow into Cboe Canada Inc., effective January 1, 2024, MATCHNow was regulated by CIRO. As of December 31, 2023, CIRO set and monitored regulatory capital requirements for MATCHNow to protect its clients and counterparties. MATCHNow was required to maintain a prescribed minimum level of risk adjusted capital in accordance with such requirements as CIRO may have from time to time prescribed. Effective January 1, 2024 the amalgamated Cboe Canada Inc. is regulated by the Ontario Securities Commission (“OSC”) in the same manner with which Cboe Canada is regulated by the OSC as described below.

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

Cboe Canada is regulated by the OSC. Cboe Canada is required to maintain sufficient financial resources for the proper performance of its functions and to meet its responsibilities. Cboe Canada must calculate the following financial ratios monthly: (i) current ratio, (ii) a debt to cash flow ratio, and (iii) a financial leverage ratio. Cboe Canada must report the monthly calculations to the OSC on a quarterly basis. Effective January 1, 2024 the amalgamated Cboe Canada Inc. is regulated by the OSC in the same manner.

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

The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of December 31, 2023 (in millions):

			Minimum
Subsidiary	Regulatory Authority	Actual	Requirement
Cboe Trading	FINRA/SEC	$15.6	$0.9
BIDS Trading	FINRA/SEC	3.4	0.4
Cboe Fixed Income	FINRA/SEC	6.4	0.1
Cboe Europe	FCA	71.4	29.5
Cboe Chi-X Europe	FCA	0.1	0.1
Cboe NL	Dutch Authority for Financial Markets	17.2	5.9
Cboe Clear Europe	DNB	80.9	49.1
MATCHNow	CIRO	6.3	0.2
CFE	CFTC	59.2	37.5
Cboe SEF	CFTC	2.4	2.1
Cboe Digital Exchange	CFTC	49.6	5.2
Cboe Clear Digital	CFTC	32.0	5.6
Cboe Australia	ASIC	12.0	5.1
Cboe Japan	JFSA	8.7	4.0

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

Stock-based compensation expense relating to employee awards is included in compensation and benefits and acquisition-related costs in the consolidated statements of income. The Company recognized stock-based compensation expense related to employee awards of $33.9 million, $30.7 million, and $26.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. Stock-based compensation expense relating to non-employee director awards is included in professional fees and outside services in the consolidated statements of income. The Company recognized stock-based compensation expense related to non-employee director awards of $1.9 million, $1.9 million, and $2.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. Stock-based compensation expense relating to Restricted Common Units and Warrant Units granted to investor members of Cboe Digital are recorded as contra-revenue in the consolidated statements of income and is outlined further below.

The activity in the Company's restricted stock, consisting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”), was as follows:

RSAs and RSUs

The following table summarizes RSA and RSU activity during the years ended December 31, 2023, 2022 and 2021:

		Weighted
	Number of	average grant
	shares	date fair value
Nonvested stock at January 1, 2021	342,082	$108.40
Granted	298,084	92.32
Vested	(166,598)	106.13
Forfeited	(30,249)	97.01
Nonvested stock at December 31, 2021	443,319	$99.22
Granted	369,037	119.97
Vested	(201,457)	99.87
Forfeited	(54,837)	106.07
Nonvested stock at December 31, 2022	556,062	$112.07
Granted	401,685	132.58
Vested	(237,315)	108.25
Forfeited	(82,251)	121.02
Nonvested stock at December 31, 2023	638,181	$125.25

RSUs entitle the holder to one share of common stock upon vesting with the exception of certain jurisdictions where the RSUs are settled in cash, typically vest over a three-year period, and vesting accelerates upon death, disability, or the occurrence of a qualified termination following a change in control. Vesting will also accelerate upon a qualified retirement where applicable and permitted. Where applicable and permitted, qualified retirement eligibility occurs once achieving 55 years of age and 10 years of service. Further, in connection with the grants of new equity awards starting in 2024, the Board and Compensation Committee revised the award agreements to provide that in the event of a participant’s retirement, all unvested outstanding RSUs and a pro-rata portion of unvested outstanding PSUs will continue to vest and be distributed in accordance with the award’s original vesting and settlement schedule, even after the applicable retirement date. Retirement eligibility will require, in addition to attaining 55 years of age and 10 years of aggregate service, submission of 6 months of advanced written notice of a retirement and submission, approval, and satisfactory completion of a transition plan. Unvested RSUs will be forfeited if the officer, or employee leaves the Company prior to the applicable vesting date, except in limited circumstances.

RSUs granted to non-employee members of the Board of Directors have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the RSUs will be forfeited if the director leaves the Board of Directors prior to the applicable vesting date.

The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

There were no remaining nonvested RSAs as of December 31, 2023.

In the year ended December 31, 2023, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 85,001 shares of common stock totaling $11.2 million as the result of the vesting of 219,527 shares of restricted stock.

PSUs

The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the years ended December 31, 2023, 2022 and 2021:

		Weighted
	Number of	average grant
	Shares	date fair value
Nonvested stock at January 1, 2021	122,666	$115.18
Granted	71,302	98.32
Vested	(29,468)	111.45
Forfeited	(12,090)	110.20
Nonvested stock at December 31, 2021	152,410	$108.41
Granted	64,668	141.41
Vested	(16,834)	96.00
Forfeited	(33,542)	95.40
Nonvested stock at December 31, 2022	166,702	$125.08
Granted	87,146	144.35
Vested	(55,399)	130.05
Forfeited	(63,965)	141.49
Nonvested stock at December 31, 2023	134,484	$127.72

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

In the year ended December 31, 2023, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 21,459 shares of common stock totaling $2.7 million as the result of the vesting of 55,399 shares of performance stock.

As of December 31, 2023, there were $49.0 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 2.0 years. Forfeited PSUs include certain awards forfeited by Edward T. Tilly, former Chief Executive Officer of the Company, who resigned and voluntarily terminated his employment with the Company on September 18, 2023.

Employee Stock Purchase Plan

In May 2018, the Company’s stockholders approved an Employee Stock Purchase Plan, (“ESPP”), under which a total of 750,000 shares of the Company’s common stock will be made available for purchase to employees. The ESPP is a broad-based plan that permits employees to contribute up to 10% of wages and base salary to purchase shares of the Company’s common stock at a discount, subject to applicable annual Internal Revenue Service (“IRS”) limitations. Under the ESPP, a participant may not purchase more than a maximum of 312 shares of the Company’s common stock during any single offering period. No participant may accrue options to purchase shares of the Company’s common stock at a rate that exceeds $25,000 in fair market value of the Company’s common stock (determined at the time such options are granted) for each calendar year in which such rights are outstanding at any time. The exercise price per share of common stock shall be 85% (for eligible U.S. and international employees) of the lesser of the fair value of the stock on the first day of the applicable offering period or the applicable exercise date.

The Company records compensation expense over the offering period related to the discount that is given to employees, which totaled $2.7 million, $0.6 million, and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, 552,734 shares were reserved for future issuance under the ESPP.

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

The following table summarizes the option activity during the years ended December 31, 2023 and 2022 (in millions, except number of shares and contractual term):

Weighted
		Weighted		average
	Number of	average	Aggregate	remaining
	shares	exercise price	intrinsic value	contractual term
Outstanding at January 1, 2022	—	$—	$—	—
Granted	185	0.3	—	6 years
Vested	—	—	—	—
Outstanding at December 31, 2022	185	$0.3	$—	6 years
Granted	—	—	—	—
Vested	—	—	—	—
Outstanding at December 31, 2023	185	$0.3	$—	5 years

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

The cost associated with the options will be recognized as contra-revenue, net of actual forfeitures and based on the continued probability of the satisfaction of performance conditions ratably over the vesting period. At December 31, 2022, $14.0 million of contra-revenue related to the options grants was included in other assets, net within the consolidated balance sheet. At March 31, 2023 the contra-revenue balance included in other assets, net within the consolidated balance sheet included a $0.1 million adjustment to the Restricted Common Units contra-revenue asset as a result of the finalization of the initial grant date fair value calculation. For the years ended December 31, 2023 and 2022, $3.1 million and zero contra-revenue related to the options grants was recognized, respectively. As of December 31, 2023 and 2022, $11.0 million and $14.0 million of contra-revenue related to the options grants was included in other assets, net on the consolidated balance sheets, respectively, and is expected to be recognized as contra-revenue in the consolidated statements of income over the remaining contractual term.

Changes in the fair value of the options, subsequent to the grant date, is recognized in other income (expense), net in the consolidated statements of income in the period in which the fair value of the options changes. The Company uses a Black Scholes pricing model to estimate the fair value of the in-substance stock options which incorporated the following assumptions as of December 31, 2023: risk-free interest rate range (3.81 to 3.90)%, expected dividend rate (0)%, expected volatility (60 to 65)%, and expected term of 3.9 to 5.9 years. For the year ended December 31, 2023, there was no change in the fair value of the options grants since the grant date.

Certain Cboe Digital investor members can earn additional Incentive Program Units. The Incentive Program Units are subject to the same terms and conditions as the other Restricted Common Units and are similarly liability-classified awards. Cboe Digital authorized a maximum of 20 Common Units to be distributed over the two-year life of the incentive program. For the year ended December 31, 2023, $0.6 million of contra-revenue related to the Incentive Program Units was recognized. As of December 31, 2023, $2.5 million of contra-revenue related to the Incentive Program Units is included in other assets, net within the consolidated balance sheet and is expected to be recognized as contra-revenue in the consolidated statements of income over the remaining service period associated with the Incentive Program Units.

Cboe Digital Warrant Units

On November 18, 2022, Cboe Digital Holdings entered into a Warrant Agreement with an investor member to acquire up to 80 Common Units of Cboe Digital, subject to certain vesting events. The investor member is a customer of Cboe Digital. The vesting of the Warrant Units is based upon the achievement of certain conditions relating to the service provided by the investor member over a two-year period, of which some conditions represent conditions that are not service, performance, or market conditions and, therefore, the Warrant Units are liability classified. As of December 31, 2023, 40 Warrant Units have vested, but no Warrant Units have been exercised.

The cost associated with the Warrant Units will be recognized as contra-revenue ratably throughout the expected life of the Warrant Units before exercise. For the years ended December 31, 2023 and 2022, $1.3 million and zero contra-revenue related to the Warrant Units was recognized, respectively. As of December 31, 2023 and 2022, $4.6 million and $5.9 million of contra-revenue related to the Warrant Units is included in other assets, net within the consolidated balance sheets, respectively, and is expected to be recognized as contra-revenue in the consolidated statements of income over the remaining life of the Warrant Units.

The following table summarizes the Warrant Unit activity during the years ended December 31, 2023 and 2022 (in millions, except number of shares):

		Weighted
	Number of	average
	shares	exercise price
Outstanding at January 1, 2022	—	$—
Granted	80	0.2
Vested	—	—
Outstanding at December 31, 2022	80	$0.2
Granted	—	—
Vested, but not exercised	40	0.2
Outstanding and exercisable at December 31, 2023	40	0.2
Outstanding at December 31, 2023	80	$0.2

Changes in the fair value of the Warrant Units, subsequent to the grant date, is recognized in other income (expense), net in the consolidated statements of income in the period in which the fair value of the Warrant Units change. The Company uses a Black Scholes pricing model to estimate the fair value of the Warrant Units which incorporated the following assumptions as of December 31, 2023: risk-free interest rate (3.89)%, expected dividend rate (0)%, expected volatility (65)%, and expected term of 4.0 years. For the year ended December 31, 2023, there was no change in the fair value of the Warrant Units since the grant date.

20.  EQUITY

Common Stock

The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of December 31, 2023, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 105,556,817 and 105,527,815 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.

Common Stock in Treasury, at Cost

The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are retired or they are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. When treasury shares are retired, they are removed from the common stock in treasury balance. The Company held 29,002 and 1,719,049 shares of common stock in treasury as of December 31, 2023 and December 31, 2022, respectively.

On December 14, 2023, the Board of Directors approved the retirement of 2,453,428 shares of treasury stock. These shares represent shares that were repurchased as part of the Company's share repurchase program since October, 2022, and shares purchased from employees to cover payroll withholding taxes in connection with the vesting of restricted stock. The retirement was recorded as a decrease to treasury stock, common stock, retained earnings, and additional paid-in capital on the consolidated balance sheets.

Share Repurchase Program

In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations, for a total authorization of $1.8 billion. The Company expects to fund repurchases primarily through the use of existing cash balances. The program permits the Company to purchase shares, through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.

On August 16, 2022, President Biden signed into law H.R. 5376 (commonly known as the Inflation Reduction Act of 2022 or simply the “IRA”). Tax measures contained in the IRA include, among other items, a new excise tax of 1% on repurchases of stock by domestic corporations with stock traded on established securities markets. The amount on which the tax is imposed is reduced by the value of any stock issued by such corporation during the tax year and the tax generally applies to stock buy-back transactions occurring after December 31, 2022. This new tax has not had a material impact to the Company as of December 31, 2023.

Under the program, for the year ended December 31, 2023, the Company has repurchased 661,721 shares of common stock at an average cost per share of $126.80, totaling $83.9 million. Since inception of the program through December 31, 2023, the Company has repurchased 19,610,088 shares of common stock at an average cost per share of $72.21, totaling $1.4 billion.

As of December 31, 2023, the Company had $384.0 million of availability remaining under its existing share repurchase authorizations.

The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the periods presented as follows:

		Average Repurchase	Amount of Repurchases
	Shares Repurchased	Price Per Share	(in millions)
2023
Fourth quarter	33,507	$173.59	$5.8
Third quarter	—	—	—
Second quarter	61,141	132.45	8.1
First quarter	567,073	123.42	70.0
Total open market common stock repurchases	661,721		83.9

2022
Fourth quarter	132,111	$116.07	$15.3
Third quarter	—	—	—
Second quarter	147,139	106.12	15.6
First quarter	596,988	117.25	70.0
Total open market common stock repurchases	876,238		100.9

2021
Fourth quarter	—	$—	$—
Third quarter	—	—	—
Second quarter	331,373	101.57	33.7
First quarter	490,632	96.97	47.6
Total open market common stock repurchases	822,005		81.3

Purchase of Common Stock from Employees

The Company purchased 106,460 and 74,117 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $130.35 and $119.45 during the years ended December 31, 2023 and 2022, respectively. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock units and performance share awards.

Preferred Stock

The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. For the years ended December 31, 2023, and 2022, the Company had no shares of preferred stock issued or outstanding.

Dividends

During the year ended December 31, 2023, the Company declared and paid cash dividends per share of $2.10, for an aggregate payout of $223.5 million. During the year ended December 31, 2022, the Company declared and paid cash dividends per share of $1.96, for an aggregate payout of $209.4 million.

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

21.  INCOME TAXES

Net deferred tax assets and liabilities consist of the following as of December 31, 2023 and 2022 (in millions):

	As of December 31,
	2023	2022
Deferred tax assets:
Accrued compensation and benefits	$19.3	$16.1
Property, equipment and technology, net	12.7	16.0
Investments	83.7	95.1
Operating leases	42.6	37.1
Other	84.2	75.7
Subtotal	242.5	240.0
Valuation allowances	(11.8)	(17.5)
Total deferred tax assets	230.7	222.5
Deferred tax liabilities:
Intangibles	(384.7)	(390.1)
Property, equipment and technology, net	(17.4)	(20.4)
Prepaid expenses or assets	(4.4)	(4.4)
Operating leases	(33.9)	(28.2)
Total deferred tax liabilities	(440.4)	(443.1)
Net deferred tax liabilities	$(209.7)	$(220.6)

The Company provides valuation allowances against deferred tax assets if, based on management’s assessment of historical and projected future operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances of $11.8 million and $17.5 million were recorded against gross deferred tax assets for certain investments, net operating and capital losses as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company has capital loss carryforwards of $5.0 million, which, if unused, will expire in 2024 and 2025. The Company also has net operating loss carryforwards of $16.7 million, most of which have a 20 year carryforward period.

The Company considers its non-U.S. earnings to be indefinitely reinvested outside of the U.S. to the extent these earnings are not subject to U.S. income tax under an anti-deferral tax regime. As of December 31, 2023, the cumulative amount of undistributed earnings in these subsidiaries is $116.6 million. Given our intent to reinvest these earnings for an indefinite period of time, the Company has not accrued a deferred tax liability on these earnings. A determination of an unrecognized deferred tax liability related to these earnings is not practicable.

The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 consists of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Current tax expense:
Federal	$188.1	$210.4	$148.4
State	97.8	130.2	83.4
Foreign	15.5	13.0	14.2
Total current tax expense	301.4	353.6	246.0
Deferred income tax (benefit) expense:
Federal	(3.4)	(126.2)	(24.3)
State	1.5	(22.7)	(7.3)
Foreign	(13.3)	(6.8)	12.7
Total deferred income tax benefit	(15.2)	(155.7)	(18.9)
Total	$286.2	$197.9	$227.1

For the years ended December 31, 2023, 2022, and 2021, income before taxes consists of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
U.S. operations	$1,010.5	$401.3	$714.0
Foreign operations	37.1	31.6	42.1
Total	$1,047.6	$432.9	$756.1

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Impact of federal, state and local tax law & rate changes, net	—%	(0.5)%	1.9%
State taxes, net of federal benefit	4.3%	4.5%	4.3%
Uncertain tax positions	2.9%	20.6%	3.2%
Deduction for foreign-derived intangible income	(0.4)%	(1.0)%	(0.6)%
Valuation allowances	(0.5)%	0.6%	—%
Other, net	—%	0.5%	0.2%
Effective income tax rate	27.3%	45.7%	30.0%

A reconciliation of the beginning and ending unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2023	2022	2021
Balance as of January 1	$212.1	$162.1	$138.6
Gross increases related to prior year tax positions	—	21.8	3.4
Gross decreases related to prior year tax positions	(1.5)	—	(0.2)
Gross increases related to current year tax positions	31.1	32.9	26.5
Settlements	(2.5)	(3.7)	—
Lapse of statute of limitations	(1.7)	(1.0)	(6.2)
Balance as of December 31	$237.5	$212.1	$162.1

As of December 31, 2023, 2022 and 2021, the Company had $196.6 million, $177.1 million, and $162.1 million, respectively, of unrecognized tax benefits, net of federal benefit, which, if recognized in the future, would affect the effective income tax rate. Reductions to unrecognized tax benefits from the lapse of the applicable statutes of limitations and potential audit settlements during the next twelve months are estimated to be approximately $49.9 million.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company's consolidated statements of income and were $14.3 million, $39.1 million, and $9.7 million, for the periods ended December 31, 2023, 2022 and 2021, respectively. Accrued interest and penalties were $88.5 million, $74.4 million and $35.8 million as of December 31, 2023, 2022 and 2021, respectively.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Cboe operates:

U.S. Federal	2020-2023
California	2015-2023
Illinois	2020-2023
New York	2015-2023
New York City	2015-2023
United Kingdom	2020-2023
Netherlands	2017-2023

During 2023 the Company reached a settlement with the IRS under which the Company agreed to concede all claimed Section 199 deductions in exchange for concession of the IRS asserted penalties. The Company accordingly remeasured its Section 199 tax reserves and released its reserves associated with penalties and interest thereon during the year.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2023, 2022, and 2021 (in millions, except per share data):

	Year Ended December 31,
	2023	2022	2021
Basic earnings per share numerator:
Net income	$761.4	$235.0	$529.0
Net income allocated to participating securities	(3.9)	(0.9)	(1.7)
Net income allocated to common stockholders	$757.5	$234.1	$527.3
Basic earnings per share denominator:
Weighted average shares outstanding	105.8	106.3	107.0
Basic earnings per share	$7.16	$2.20	$4.93

Diluted earnings per share numerator:
Net income	$761.4	$235.0	$529.0
Net income allocated to participating securities	(3.9)	(0.9)	(1.7)
Net income allocated to common stockholders	$757.5	$234.1	$527.3
Diluted earnings per share denominator:
Weighted average shares outstanding	105.8	106.3	107.0
Dilutive common shares issued under stock program	0.4	0.4	0.2
Total dilutive weighted average shares	106.2	106.7	107.2
Diluted earnings per share	$7.13	$2.19	$4.92

For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share.

23. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Legal Proceedings

As of December 31, 2023, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

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

As of December 31, 2023, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.

CAT Funding Model Order Litigation

On September 6, 2023, the SEC issued an order approving an amendment to the CAT National Market System Plan to implement a revised funding model for CATLLC to fund the CAT (“CAT Funding Model Order”). The approved CAT Funding Model contemplates two categories of CAT fees calculated based on the “executed equivalent shares” of transactions in eligible securities: (i) CAT fees assessed by CATLLC to Industry Members who are CAT Executing Brokers to recover a portion of historical CAT costs previously paid to CATLLC by the Plan Participants; and (ii) CAT fees assessed by CATLLC to CAT Executing Brokers and Plan Participants to fund prospective CAT costs.

On October 17, 2023, the American Securities Association (“AMA”) and Citadel Securities, LLC (“Citadel”) filed a Petition for Review of the CAT Funding Model Order in the U.S. Court of Appeals for the 11th Circuit (“11th Circuit”). On November 16, 2023, the Cboe securities exchanges, the NYSE securities exchanges, the Nasdaq securities exchanges and CATLLC filed motions to intervene on behalf of the SEC. On January 17, 2024, the 11th Circuit granted each of the motions to intervene on behalf of the SEC and established a briefing schedule. Briefing is expected to conclude during the second quarter of 2024. This challenge or any other challenge to the SEC order approving the CAT Funding Model and/or Plan Participant(s) fee filings may significantly delay implementation efforts. As a result, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT. The Company believes the appeal is without merit and intends to vigorously litigate the matter.

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

In addition, while Cboe Europe, Cboe Chi-X Europe, Cboe Clear Europe, Cboe NL, Cboe Australia, Cboe Japan, MATCHNow, and Cboe Canada have not been the subject of any litigation or regulatory investigation in the past that resulted in a material impact on the Company’s financial position, results of operations, liquidity or capital resources, there is always the possibility of such action in the future. As Cboe Europe and Cboe Chi-X Europe are domiciled in the UK, it is likely that any action would be taken in the UK courts in relation to litigation or by the FCA in relation to any regulatory enforcement action. As Cboe Clear Europe is domiciled in the Netherlands, it is likely that any action would be taken in the Dutch courts in relation to litigation or by the DNB or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. For Cboe NL, also domiciled in the Netherlands, it is likely that any actions would be taken in the Dutch courts in relation to litigation or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. As Cboe Australia is domiciled in Australia, it is likely that any action would be taken in the Australian courts in relation to litigation or by the ASIC, in relation to any regulatory enforcement action. As Cboe Japan is domiciled in Japan, it is likely that any action would be taken in the Japanese courts in relation to litigation or by the JFSA or the JSDA in relation to any regulatory enforcement action. As Cboe Canada Inc. is domiciled in Canada, it is likely that any action would be taken in the Canadian courts in relation to litigation or by the OSC and/or CIRO in relation to any regulatory enforcement action.

Cboe Digital has committed to securely store all digital assets it holds on behalf of users. As such, Cboe Digital may be liable to its users for losses arising from theft or loss of user private keys. Cboe Digital has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets within its control, and (iii) it has established security around custodial private keys to minimize the risk of theft or loss. There were no loss events impacting safeguarded assets caused by the theft or loss of digital asset user private keys as of December 31, 2023.

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

See also Note 21 (“Income Taxes”).

Contractual Obligations

The Company has contractual obligations related to licensing agreements with various licensors, some of which included fixed fees and/or variable fees calculated using agreed upon contracted rates and reported cleared volumes. Certain licensing agreements contain annual minimum fee requirements that total between $17.1 and $18.1 million each year for the next five years. Cboe Canada Inc. has purchase obligations primarily related to software development activities of $1.3 million in total over the next three years.

See Note 14 (“Clearing Operations”) for information on the clearinghouse exposure guarantees for Cboe Clear Europe and Cboe Clear Digital.

See Note 24 (“Leases”) for information on lease obligations.

24. LEASES

The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of December 31, 2023. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the year ended December 31, 2023, $44.5 million of right of use assets and $44.5 million of lease liabilities were added related to new operating leases and existing lease extensions.

The following table presents the supplemental balance sheet information related to leases as of December 31, 2023 and 2022 (in millions):

	December 31,	December 31,
	2023	2022
Operating lease right of use assets	$136.6	$111.7
Total leased assets	$136.6	$111.7

Current operating lease liabilities (1)	$20.8	$18.3
Non-current operating lease liabilities	150.8	129.3
Total leased liabilities	$171.6	$147.6
(1)	These amounts are reflected within accounts payable and accrued liabilities in the consolidated balance sheets.

The following table presents operating lease costs and other information as of and for the years ended December 31, 2023 and 2022 (in millions, except as stated):

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Operating lease costs (1)	$34.5	$30.0

Lease term and discount rate information:
Weighted average remaining lease term (years)	8.6	10.2
Weighted average discount rate	3.4%	3.1%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities	$24.9	$20.9
Right-of-use assets obtained in exchange for lease liabilities	44.5	24.4
(1)	Includes short-term lease and variable lease costs, which are immaterial.

The total rent expense related to lease obligations, reflected in technology support services and facilities costs line items on the consolidated statements of income, for the years ended December 31, 2023, 2022, and 2021 were $34.5 million, $30.0 million, and $25.6 million, respectively.

The maturities of the lease liabilities are as follows as of December 31, 2023 (in millions):

December 31,
2023
2024	$26.6
2025	26.8
2026	27.9
2027	23.5
2028	21.3
After 2028 (1)	75.8
Total lease payments	$201.9
Less: Interest	(30.3)
Present value of lease liabilities	$171.6
(1)	Total lease payments include $13.8 million related to options to extend lease terms that are reasonably certain of being exercised.

25.  SUBSEQUENT EVENTS

On January 4, 2024, using cash on hand, the Company paid $69.9 million to the IRS to satisfy its U.S. federal income tax liabilities and accrued interest resulting from the settlement of Section 199 tax matters.

On February 7 and 8, 2024, the Company’s Board of Directors and Compensation Committee, as applicable, approved granting $38.2 million of RSUs and $5.9 million of PSUs, with an effective date of February 19, 2024, to certain officers and employees at a fair value, based on the closing price of the Company’s stock on the pricing date of February 19, 2024. The shares will have a three year vesting period based on achievement of certain service, performance and/or market conditions and vesting accelerates upon the occurrence of a termination of employment following a change in control of the Company or in the event of earlier death, or disability.

On February 8, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.55 per share. The dividend is payable on March 15, 2024 to stockholders of record at the close of business on February 29, 2024.

There have been no additional subsequent events that would require disclosure in, or adjustment to, the consolidated financial statements as of and for the year ended December 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the Board of Directors.

As of the date of this Annual Report on Form 10-K, we have integrated the acquired Cboe Canada and Cboe Digital operations into our overall internal controls over financial reporting.

No changes occurred in the Company’s internal control over financial reporting during fourth quarter 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on its assessment of the Company’s internal control over financial reporting, management believes that, as of December 31, 2023, internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 109.

Item 9B.    Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading agreement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2023.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders planned to be held on May 16, 2024, which will be filed within 120 days of the end of our fiscal year ended December 31, 2023 (“2024 Proxy Statement”) and is incorporated herein by reference. Information relating to our executive officers is included on pages 32 and 33 of this Annual Report on Form 10-K.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as well as all other employees and directors. Our Code of Business Conduct and Ethics is available on our website at https://ir.cboe.com/corporate-governance/code-of-business-conduct-and-ethics. We will also provide a copy of the Code of Business Conduct and Ethics to stockholders at no charge upon written request.

Item 11.    Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of our Board of Directors will be in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock, information relating to the security ownership of our management, and equity compensation plan information will be in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report
(1)	Financial Statements

Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this report are included in this Annual Report on Form 10-K beginning at page 107. These consolidated financial statements are as follows:

●	Consolidated Balance Sheets as of December 31, 2023 and 2022
●	Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
●	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
●	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021
●	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
●	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

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

10.6

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

10.7

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

10.8

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

10.19

Amendment No. 12 to the S&P License Agreement, dated March 9, 2013, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34774) filed on May 7, 2013. +

10.20

Amendment No. 12 to the S&P License Agreement, dated March 9, 2013 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34774) filed on August 4, 2023.+

10.21

Amendment No. 13 to the S&P License Agreement, dated as of December 21, 2017, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on December 22, 2017.+

10.22

Amendment No. 14 to the S&P License Agreement, dated December 20, 2018, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34774) filed on February 22, 2019.

10.23

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

10.25

Amendment No. 17 to the S&P License Agreement, made as of August 1, 2020, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34774) filed on October 30, 2020. +

10.26

Amendment No. 18 to the S&P License Agreement, made as of October 26, 2021, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34774) filed on October 29, 2021.+

10.27

Amendment No. 19 to the S&P License Agreement, effective as of February 23, 2022, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34774) filed on April 29, 2022.

10.28

Amendment No. 20 to the S&P License Agreement, effective as of April 25, 2022, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-34774) filed on July 29, 2022.+

10.29

Amendment No. 21 to the S&P License Agreement, effective as of October 20, 2022, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34774) filed on November 4, 2022.

10.30

Amendment No. 22 to the S&P License Agreement, effective as of September 1, 2022, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-34774) filed on November 4, 2022.+

10.31

Form of Amended and Restated Director Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-34774) filed on August 4, 2017.

10.32	Form of Second Amended and Restated Director Indemnification Agreement (filed herewith).
10.33

Offer Letter, dated September 18, 2023, between Cboe Global Markets, Inc. and Fredric J. Tomczyk, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on September 19, 2023.*

10.34	Relocation Benefits for Fredric J. Tomczyk (filed herewith).*
10.35

Employment Agreement, by and between Cboe Global Markets, Inc. and Edward Tilly, dated February 9, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on February 14, 2023.*

10.36

Letter Agreement, dated September 18, 2023, between Cboe Global Markets, Inc. and Edward T. Tilly, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on September 19, 2023.*

10.37

Form of UK Executive Employment Agreement between Bats Global Markets, Inc. and certain executive officers, incorporated by reference to Exhibit 10.16 to Amendment No. 3 to Bats Global Markets, Inc.’s Registration Statement on Form S-1 (File No. 333-208565) filed on April 4, 2016.*

10.38	Relocation Benefits for David Howson, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-34774) filed on July 29, 2022.*
10.39

Cancellation Amendment of Employment Agreement and Participation in Executive Severance Plan, signed November 16, 2022, by and between Cboe Global Markets, Inc. and David Howson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on November 17, 2022.*

10.40

Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.41

Amendments to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.42

Amendments to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Executive Retirement Plan, incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023.*

10.43

Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.44

Amendment No. 1 to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Supplemental Retirement Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34774) filed on November 12, 2010.*

10.45

Amendments to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Supplemental Retirement Plan, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.46

Amendments to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Supplemental Retirement Plan incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023.*

10.47

Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-140574) filed on August 14, 2009.*

10.48

Amendments to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34774) filed on February 22, 2017.*

10.49

Amendments to the Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023.*

10.50

Cboe Global Markets, Inc. Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on February 12, 2021.*

10.51

First Amendment to the Cboe Global Markets, Inc. Amended & Restated Executive Severance Plan, dated September 18, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on September 19, 2023.*

10.52	Cboe Global Markets, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 18, 2018.*
10.53

Second Amended and Restated Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 24, 2016.*

10.54

Cboe Global Markets, Inc. Director Equity Deferral Plan, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023 *

10.55	Cboe Global Markets, Inc. Director Equity Deferral Plan, as amended and restated (filed herewith).*
10.56

Form of Restricted Stock Award Agreement (for Non-employee Directors), incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34774) filed on May 11, 2017.*

10.57

Form of Restricted Stock Award Agreement (for Non-employee CDN Directors), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on August 2, 2019.*

10.58

Form of Restricted Stock Unit Award Agreement (for Non-employee US and CDN Directors), incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023.*

10.59

Form of Restricted Stock Unit Award Agreement (for Non-employee CDN Directors), incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023.*

10.60

Form of 2020 Edward Tilly Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on February 14, 2020.*

10.61

Form of 2020 Edward Tilly Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on February 14, 2020.*

10.62

Form of 2020 Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-34774) filed on February 22, 2020.*

10.63

Form of 2020 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-34774) filed on February 22, 2020.*

10.64

Form of 2020 Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-34774) filed on February 22, 2020.*

10.65

Form of 2020 Restricted Stock Unit Award Agreement (3 Year Cliff Vest), incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-34774) filed on February 22, 2020.*

10.66

Form of 2021 Edward Tilly Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-34774) filed on February 19, 2021.*

10.67

Form of 2021 Edward Tilly Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-34774) filed on February 19, 2021.*

10.68

Form of 2021 Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-34774) filed on February 19, 2021.*

10.69

Form of 2021 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-34774) filed on February 19, 2021.*

10.70

Form of 2021 Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-34774) filed on February 19, 2021).*

10.71

Form of 2022 Edward Tilly Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-34774) filed on February 18, 2022.*

10.72

Form of 2022 Edward Tilly Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-34774) filed on February 18, 2022.*

10.73

Form of 2022 Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-34774) filed on February 18, 2022.*

10.74

Form of 2022 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-34774) filed on February 18, 2022.*

10.75

Form of 2022 Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-34774) filed on February 18, 2022.*

10.76

Form of 2022 Restricted Stock Unit Award Agreement without Retirement Vesting (relative total shareholder return), incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-34774) filed on February 18, 2022.*

10.77

Form of 2022 Restricted Stock Unit Award Agreement without Retirement Vesting (earnings per share), incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-34774) filed on February 18, 2022.*

10.78

Form of 2022 Restricted Stock Unit Award Agreement for David Howson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on March 10, 2022.*

10.79

Form of 2023 Edward Tilly Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on February 14, 2023.*

10.80

Form of 2023 Edward Tilly Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on February 14, 2023.*

10.81

Form of 2023 Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023.*

10.82

Form of 2023 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023.*

10.83

Form of 2023 Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023.*

10.84

Form of 2023 Restricted Stock Unit Award Agreement without Retirement Vesting (relative total shareholder return), incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023.*

10.85

Form of 2023 Restricted Stock Unit Award Agreement without Retirement Vesting (earnings per share), incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023.*

10.86

Restricted Stock Unit Award Agreement, dated October 12, 2023, for Fredric J. Tomczyk, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-34774) filed on November 3, 2023.*

10.87

Form of 2023 Restricted Stock Unit Award Agreement with Vesting Dates, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on August 18, 2023.*

10.88

Form of 2023 Restricted Stock Unit Award Agreement without Retirement Vesting (3 Year Cliff Vest), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on August 18, 2023.*

10.89	Form of 2024 Restricted Stock Unit Award Agreement (for Executive Officers) (filed herewith).*
10.90	Form of 2024 Restricted Stock Unit Award Agreement (relative total shareholder return) (filed herewith).*
10.91	Form of 2024 Restricted Stock Unit Award Agreement (earnings per share) (filed herewith).*
10.92	Form of 2024 Restricted Stock Unit Award Agreement without Retirement Vesting (relative total shareholder return) (filed herewith).*
10.93	Form of 2024 Restricted Stock Unit Award Agreement without Retirement Vesting (earnings per share) (filed herewith).*
10.94	Form of 2024 Restricted Stock Unit Award Agreement without Retirement Vesting (3 Year Cliff Vest) (filed herewith).*
21.1	Subsidiaries of Cboe Global Markets, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1	Powers of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (filed herewith).
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
97.1	Cboe Global Markets, Inc. Executive Officer Incentive Compensation Clawback Policy (filed herewith).
101.INS	iXBRL Instance Document (filed herewith).

101.SCH	iXBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	iXBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (embedded as Inline XBRL document).

*Indicates Management Compensatory Plan, Contract or Arrangement.

+Certain confidential portions (as indicated therein) of this exhibit have been omitted.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cboe Global Markets, Inc.
(Registrant)

Date: February 16, 2024	By:	/s/ Jill M. Griebenow
	Name:	Jill M. Griebenow
	Title:	Executive Vice President, Chief Financial
Officer (Principal Financial Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fredric J. Tomczyk, as attorney-in-fact and agent, with full power of substitution and re-substitution, to sign on his or her behalf, individually and in any and all capacities, including the capacities stated below, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2023 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ FREDRIC J. TOMCZYK	Chief Executive Officer	February 16, 2024
Fredric J. Tomczyk	(Principal Executive Officer)

/s/ JILL M. GRIEBENOW	Executive Vice President, Chief Financial Officer	February 16, 2024
Jill M. Griebenow	(Principal Financial Officer)

/s/ ALLEN L. WILKINSON	Senior Vice President, Chief Accounting Officer	February 16, 2024
Allen L. Wilkinson	(Principal Accounting Officer)

/s/ WILLIAM M. FARROW III	Chairman	February 16, 2024
William M. Farrow III

/s/ EDWARD J. FITZPATRICK	Director	February 16, 2024
Edward J. Fitzpatrick

/s/ IVAN K. FONG	Director	February 16, 2024
Ivan K. Fong

/s/ JANET P. FROETSCHER	Director	February 16, 2024
Janet P. Froetscher

/s/ JILL R. GOODMAN	Director	February 16, 2024
Jill R. Goodman

SIGNATURE	TITLE	DATE

/s/ ERIN A. MANSFIELD	Director	February 16, 2024
Erin A. Mansfield

/s/ CECILIA H. MAO	Director	February 16, 2024
Cecilia H. Mao

/s/ ALEXANDER J. MATTURRI	Director	February 16, 2024
Alexander J. Matturri

/s/ JENNIFER J. McPEEK	Director	February 16, 2024
Jennifer J. McPeek

/s/ RODERICK A. PALMORE	Director	February 16, 2024
Roderick A. Palmore

/s/ JAMES E. PARISI	Director	February 16, 2024
James E. Parisi