Form 10-Q
period 2024-09-30
Cboe Global Markets, Inc.
filed 2024-11-01
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	October 25, 2024
Common Stock, par value $0.01 per share	104,685,813 shares

CERTAIN DEFINED TERMS
Throughout this document, unless otherwise specified or the context so requires:
•“Cboe,” “we,” “us,” “our” or “the Company” refers to Cboe Global Markets, Inc. and its subsidiaries.
•“ADV” means average daily volume.
•“ADNV” means average daily notional value.
•“AFM” refers to the Netherlands Authority for the Financial Markets.
•“ATS” refers to an alternative trading system.
•“Bats Global Markets” and “Bats” refer to our wholly-owned subsidiary Bats Global Markets, Inc., now known as Cboe Bats, LLC, and its subsidiaries.
•“BIDS Trading” refers to BIDS Trading, L.P., a wholly-owned subsidiary of Cboe Global Markets, Inc. The ATS operated by BIDS Trading is not a registered national securities exchange or a facility thereof.
•“BYX” refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“C2” refers to Cboe C2 Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Asia Pacific” refers to Cboe Asia Pacific Holdings Limited (formerly known as Chi-X Asia Pacific Holdings Limited), a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Australia” refers to Cboe Australia Pty Ltd. (formerly known as Chi-X Australia Pty. Ltd.), a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Canada” refers to the former Aequitas Innovations, Inc. and Neo Exchange Inc. (commonly referred to as “NEO Exchange”), which were wholly-owned subsidiaries of Cboe Global Markets, Inc.
•“Cboe Canada Inc.” is a wholly-owned subsidiary of Cboe Global Markets, Inc. and a recognized Canadian securities exchange. As of January 1, 2024, the Cboe Canada and MATCHNow entities have been amalgamated into Cboe Canada Inc.
•“Cboe Chi-X Europe” refers to Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Clear Digital” refers to Cboe Clear Digital, LLC (formerly known as Eris Clearing, LLC), a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Clear Europe” refers to Cboe Clear Europe N.V. (formerly known as European Central Counterparty N.V., formerly defined as “EuroCCP”), a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Digital” refers to Cboe Digital Intermediate Holdings, LLC (formerly known as Eris Digital Holdings, LLC) and its subsidiaries. Prior to rebranding under the Cboe Digital name, Eris Digital Holdings, LLC and its subsidiaries operated under the “ErisX” name.
•“Cboe Digital Exchange” refers to Cboe Digital Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Europe Equities and Derivatives” refers to the combined businesses of Cboe Europe and Cboe NL.
•“Cboe Europe” refers to Cboe Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc., the UK operator of our Multilateral Trading Facility (“MTF”), our Regulated Market (“RM”), and our Approved Publication Arrangement (“APA”) under its Recognized Investment Exchange (“RIE”) status.
•“Cboe Fixed Income” refers to Cboe Fixed Income Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe FX” refers to Cboe FX Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Japan” refers to Cboe Japan Ltd. (formerly known as Chi-X Japan Ltd.), a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe NL” refers to Cboe Europe BV, a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
•“Cboe Options” refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe SEF” refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Trading” refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“CFE” refers to Cboe Futures Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“CFTC” refers to the U.S. Commodity Futures Trading Commission.
•“CSD Br” refers to CSD Central de Serviços de Registro e Depósito aos Mercados Financeiro e de Capitais S.A., a Brazilian trade repository.
•“CIRO” refers to the Canadian Investment Regulatory Organization.
•“EDGA” refers to Cboe EDGA Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“EDGX” refers to Cboe EDGX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“ESMA” refers to the European Securities and Markets Authority.
•“Exchanges” refers to Cboe Options, C2, BZX, BYX, EDGX, and EDGA.

•“FASB” refers to the Financial Accounting Standards Board.
•“FCA” refers to the UK Financial Conduct Authority.
•“FINRA” refers to the Financial Industry Regulatory Authority.
•“GAAP” refers to Generally Accepted Accounting Principles in the United States.
•“MATCHNow” refers to the former TriAct Canada Marketplace LP, a wholly-owned subsidiary of Cboe Global Markets, Inc., which was the operator of a Canadian ATS (known as “MATCHNow”).
•“Merger” refers to our acquisition of Bats Global Markets, completed on February 28, 2017.
•“OCC” refers to The Options Clearing Corporation.
•“OPRA” refers to Options Price Reporting Authority, LLC.
•“SEC” refers to the U.S. Securities and Exchange Commission.
•“SPX” refers to our S&P 500 Index exchange-traded options products.
•“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
•“VIX futures” or “VIX options” refers, as applicable, to our Cboe Volatility Index exchange-traded options and futures products.

TRADEMARK AND OTHER INFORMATION
Cboe®, Cboe Global Markets®, Cboe Volatility Index®, Cboe Clear®, Cboe Datashop®, Cboe Futures Exchange®, Cboe Digital®, Cboe Hanweck®, Cboe LIS®, Bats®, BIDS Trading®, BYX®, BZX®, CFE®, EDGA®, EDGX®, Hybrid®, LiveVol®, MATCHNow®, NANO®, Options Institute®, Silexx®, The Exchange for the World Stage®, VIX®, VIX1D®, and XSP® are registered trademarks, and Cboe BIDS EuropeSM, C2SM, f(t)optionsSM, and Trade AlertSM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks and DSPXSM is a service mark of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.
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
Some factors that could cause actual results to differ include:
•the loss of our right to exclusively list and trade certain index options and futures products;
•economic, political and market conditions;
•compliance with legal and regulatory obligations;
•price competition and consolidation in our industry;
•decreases in trading or clearing volumes, market data fees or a shift in the mix of products traded on our exchanges;
•legislative or regulatory changes or changes in tax regimes;
•our ability to protect our systems and communication networks from security vulnerabilities and breaches;
•our ability to attract and retain skilled management and other personnel;
•increasing competition by foreign and domestic entities;
•our dependence on and exposure to risk from third parties;
•global expansion of operations;
•factors that impact the quality and integrity of our and other applicable indices;
•our ability to manage our growth and strategic acquisitions or alliances effectively;
•our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
•our ability to minimize the risks, including our credit, counterparty, investment, and default risks, associated with operating a European clearinghouse;
•our ability to accommodate trading and clearing volume and transaction traffic, including significant increases, without failure or degradation of performance of our systems;
•misconduct by those who use our markets or our products or for whom we clear transactions;
•challenges to our use of open source software code;
•our ability to meet our compliance obligations, including managing potential conflicts between our regulatory responsibilities and our for-profit status;
•our ability to maintain BIDS Trading as an independently managed and operated trading venue, separate from and not integrated with our registered national securities exchanges;
•damage to our reputation;
•the ability of our compliance and risk management methods to effectively monitor and manage our risks;
•restrictions imposed by our debt obligations and our ability to make payments on or refinance our debt obligations;
•our ability to maintain an investment grade credit rating;
•impairment of our goodwill, long-lived assets, investments or intangible assets;
•the impacts of pandemics;
•the accuracy of our estimates and expectations;
•litigation risks and other liabilities; and

•risks relating to digital assets, including winding down the Cboe Digital spot market and transitioning digital asset futures contracts to CFE, operating a digital asset futures clearinghouse, cybercrime, changes in digital asset regulation, and fluctuations in digital asset prices.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except par value data and share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$763.2	$543.2
Financial investments	39.4	57.5
Accounts receivable, net of $7.0 allowance for credit losses at September 30, 2024 and $4.5 at December 31, 2023	376.2	337.3
Margin deposits, clearing funds, and interoperability funds	2,039.0	848.8
Digital assets - safeguarded assets	—	51.3
Income taxes receivable	47.1	74.5
Other current assets	53.1	66.7
Total current assets	3,318.0	1,979.3

Investments	358.1	345.3
Property and equipment, net	108.7	109.2
Property held for sale	—	8.7
Operating lease right of use assets	130.7	136.6
Goodwill	3,150.5	3,140.6
Intangible assets, net	1,424.7	1,561.5
Other assets, net	220.8	206.3
Total assets	$8,711.5	$7,487.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$304.7	$412.7
Section 31 fees payable	40.1	51.9
Deferred revenue	6.0	5.9
Margin deposits, clearing funds, and interoperability funds	2,039.0	848.8
Digital assets - safeguarded liabilities	—	51.3
Income taxes payable	—	1.0
Current portion of contingent consideration liabilities	—	11.8
Total current liabilities	2,389.8	1,383.4

Long-term debt	1,440.6	1,439.2
Non-current unrecognized tax benefits	286.9	243.8
Deferred income taxes	196.9	217.8
Non-current operating lease liabilities	143.9	150.8
Other non-current liabilities	45.1	67.5
Total liabilities	4,503.2	3,502.5
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 106,009,818 and 104,677,388 shares issued and outstanding, respectively at September 30, 2024 and 105,556,817 and 105,527,815 shares issued and outstanding, respectively at December 31, 2023	1.1	1.1
Common stock in treasury, at cost, 1,332,430 shares at September 30, 2024 and 29,002 shares at December 31, 2023	(242.9)	(10.5)
Additional paid-in capital	1,521.7	1,478.6
Retained earnings	2,910.6	2,525.2
Accumulated other comprehensive income (loss), net	17.8	(9.4)
Total stockholders’ equity	4,208.3	3,985.0
Total liabilities and stockholders’ equity	$8,711.5	$7,487.5
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Cash and spot markets	$434.1	$335.1	$1,201.4	$1,083.4
Data and access solutions	145.6	137.0	427.9	401.7
Derivatives markets	476.0	436.7	1,357.6	1,319.7
Total revenues	1,055.7	908.8	2,986.9	2,804.8
Cost of revenues:
Liquidity payments	317.6	323.7	963.4	1,032.9
Routing and clearing	17.4	17.8	50.0	62.6
Section 31 fees	129.5	36.1	249.3	145.5
Royalty fees and other cost of revenues	59.2	50.7	176.3	144.8
Total cost of revenues	523.7	428.3	1,439.0	1,385.8
Revenues less cost of revenues	532.0	480.5	1,547.9	1,419.0
Operating expenses:
Compensation and benefits	119.1	96.1	350.5	313.0
Depreciation and amortization	31.8	38.8	100.9	120.0
Technology support services	25.5	25.0	74.3	75.5
Professional fees and outside services	21.9	24.4	69.2	68.7
Travel and promotional expenses	12.6	8.9	29.4	28.6
Facilities costs	5.9	6.2	18.5	20.0
Acquisition-related costs	—	0.8	1.2	7.9
Impairment of intangible assets	—	—	81.0	—
Other expenses	7.8	9.1	23.0	21.4
Total operating expenses	224.6	209.3	748.0	655.1
Operating income	307.4	271.2	799.9	763.9
Non-operating (expenses) income:
Interest expense	(12.8)	(15.4)	(38.6)	(49.2)
Interest income	11.4	3.5	20.1	8.3
Earnings on investments	1.0	10.3	29.2	34.9
Other income (expense), net	2.0	0.5	(6.5)	2.2
Income before income tax provision	309.0	270.1	804.1	760.1
Income tax provision	90.5	61.9	235.7	210.7
Net income	218.5	208.2	568.4	549.4
Net income allocated to participating securities	(1.1)	(1.1)	(3.0)	(2.7)
Net income allocated to common stockholders	$217.4	$207.1	$565.4	$546.7
Basic earnings per share	$2.08	$1.96	$5.38	$5.17
Diluted earnings per share	$2.07	$1.95	$5.36	$5.15

Basic weighted average shares outstanding	104.7	105.7	105.2	105.8
Diluted weighted average shares outstanding	105.1	106.1	105.6	106.2
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$218.5	$208.2	$568.4	$549.4
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	39.6	(48.1)	23.4	(17.7)
Unrealized holding gains (losses) on available-for-sale financial investments	6.0	(0.9)	5.0	(2.6)
Realized gains on available-for-sale financial investments	(1.3)	—	(1.3)	—
Post-retirement benefit obligations	(0.1)	—	0.1	(0.1)
Comprehensive income	262.7	159.2	595.6	529.0
Comprehensive income allocated to participating securities	(1.1)	(1.1)	(3.0)	(2.7)
Comprehensive income allocated to common stockholders, net of income tax	$261.6	$158.1	$592.6	$526.3
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three and Nine months ended September 30, 2024 and September 30, 2023
(unaudited)
(in millions, except per share amounts)

	Preferred Stock	Common Stock	Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
Balance at December 31, 2023	$—	$1.1	$(10.5)	$1,478.6	$2,525.2	$(9.4)	$3,985.0
Cash dividends on common stock of $0.55 per share	—	—	—	—	(58.5)	—	(58.5)
Stock-based compensation	—	—	—	11.7	—	—	11.7
Repurchases of common stock from employee stock plans	—	—	(25.5)	—	—	—	(25.5)
Purchase of common stock	—	—	(89.3)	—	—	—	(89.3)
Shares issued under employee stock purchase plan	—	—	—	5.0	—	—	5.0
Net income	—	—	—	—	209.5	—	209.5
Other comprehensive loss	—	—	—	—	—	(13.8)	(13.8)
Balance at March 31, 2024	$—	$1.1	$(125.3)	$1,495.3	$2,676.2	$(23.2)	$4,024.1
Cash dividends on common stock of $0.55 per share	—	—	—	—	(58.2)	—	(58.2)
Stock-based compensation	—	—	—	10.3	—	—	10.3
Repurchases of common stock from employee stock plans	—	—	(1.7)	—	—	—	(1.7)
Purchase of common stock	—	—	(90.4)	—	—	—	(90.4)
Shares issued under employee stock purchase plan	—	—	—	0.4	—	—	0.4
Net income	—	—	—	—	140.4	—	140.4
Other comprehensive loss	—	—	—	—	—	(3.2)	(3.2)
Balance at June 30, 2024	$—	$1.1	$(217.4)	$1,506.0	$2,758.4	$(26.4)	$4,021.7
Cash dividends on common stock of $0.63 per share	—	—	—	—	(66.3)	—	(66.3)
Stock-based compensation	—	—	—	10.1	—	—	10.1
Repurchases of common stock from employee stock plans	—	—	(0.9)	—	—	—	(0.9)
Purchase of common stock	—	—	(24.6)	—	—	—	(24.6)
Shares issued under employee stock purchase plan	—	—	—	5.6	—	—	5.6
Net income	—	—	—	—	218.5	—	218.5
Other comprehensive income	—	—	—	—	—	44.2	44.2
Balance at September 30, 2024	$—	$1.1	$(242.9)	$1,521.7	$2,910.6	$17.8	$4,208.3

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
Three and Nine months ended September 30, 2024 and September 30, 2023
(unaudited)
(in millions, except per share amounts)

	Preferred Stock	Common Stock	Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at December 31, 2022	$—	$1.1	$(131.0)	$1,455.1	$2,171.1	$(31.0)	$3,465.3
Cash dividends on common stock of $0.50 per share	—	—	—	—	(53.3)	—	(53.3)
Stock-based compensation	—	—	—	16.9	—	—	16.9
Repurchases of common stock from employee stock plans	—	—	(12.7)	—	—	—	(12.7)
Purchase of common stock	—	—	(70.0)	—	—	—	(70.0)
Shares issued under employee stock purchase plan	—	—	—	0.3	—	—	0.3
Net income	—	—	—	—	173.4	—	173.4
Other comprehensive income	—	—	—	—	—	18.8	18.8
Balance at March 31, 2023	$—	$1.1	$(213.7)	$1,472.3	$2,291.2	$(12.2)	$3,538.7
Cash dividends on common stock of $0.50 per share	—	—	—	—	(53.2)	—	(53.2)
Stock-based compensation	—	—	—	9.1	—	—	9.1
Repurchases of common stock from employee stock plans	—	—	(0.3)	—	—	—	(0.3)
Purchase of common stock	—	—	(8.1)	—	—	—	(8.1)
Shares issued under employee stock purchase plan	—	—	—	0.6	—	—	0.6
Net income	—	—	—	—	167.8	—	167.8
Other comprehensive income	—	—	—	—	—	9.8	9.8
Balance at June 30, 2023	$—	$1.1	$(222.1)	$1,482.0	$2,405.8	$(2.4)	$3,664.4
Cash dividends on common stock of $0.55 per share	—	—	—	—	(58.5)	—	(58.5)
Stock-based compensation	—	—	—	9.1	—	—	9.1
Repurchases of common stock from employee stock plans	—	—	(0.8)	—	—	—	(0.8)
Shares issued under employee stock purchase plan	—	—	—	14.9	—	—	14.9
Net income	—	—	—	—	208.2	—	208.2
Other comprehensive loss	—	—	—	—	—	(49.0)	(49.0)
Balance at September 30, 2023	$—	$1.1	$(222.9)	$1,506.0	$2,555.5	$(51.4)	$3,788.3
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$568.4	$549.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	100.9	120.0
Amortization of debt issuance cost and debt discount	1.8	1.9
Loss on settlement of contingent consideration	2.0	—
Unrealized gain on available-for-sale financial investments	—	(2.5)
Realized gain on available-for-sale financial investments	(1.3)	—
Provision for accounts receivable credit losses	3.1	2.8
Benefit for deferred income taxes	(24.0)	(6.9)
Stock-based compensation expense	32.1	35.1
Impairment of intangible assets	81.0	—
Impairment of investment	17.2	—
Impairment of property and equipment	0.3	—
(Gain) loss on disposal of property and equipment	(0.1)	0.2
Gain from Cboe Digital non-recourse notes and warrants wind down	(2.4)	—
Gain on sale of property held for sale	(1.0)	—
Gain on lease termination	(0.7)	—
Pyth tokens revenue	(1.0)	—
Equity earnings on investments	(26.3)	(33.7)
Changes in assets and liabilities:
Accounts receivable	(35.7)	6.9
Restricted cash and cash equivalents and customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	1,163.4	785.6
Income taxes receivable	27.4	(12.2)
Other current assets	6.3	(12.4)
Other assets	(15.9)	(26.8)
Accounts payable and accrued liabilities	(114.7)	(42.5)
Section 31 fees payable	(11.8)	(135.5)
Deferred revenue	(0.1)	(2.5)
Income taxes payable	(0.6)	(3.4)
Unrecognized tax benefits	43.1	37.7
Other liabilities	(0.4)	3.4
Net cash provided by operating activities	1,811.0	1,264.6
Cash flows from investing activities:
Purchases of available-for-sale financial investments	(46.3)	(69.7)
Proceeds from maturities of available-for-sale financial investments	67.9	135.7
Proceeds from sale of intangible assets	0.1	0.8
Proceeds from sale of property held for sale	3.3	—
Proceeds from sale of property and equipment	0.7	—
Proceeds from insurance	0.1	—
Contributions to investments	(3.7)	(55.8)
Purchases of property and equipment and leasehold improvements	(37.1)	(27.9)
Net cash used in investing activities	(15.0)	(16.9)
Cash flows used in financing activities:
Principal payments of current portion of long-term debt	—	(230.0)
Cash dividends on common stock	(183.0)	(165.0)
Repurchases of common stock from employee stock plans	(28.1)	(13.8)
Payments of contingent consideration related to acquisitions	(13.9)	(10.9)
Shares issued under employee stock purchase plan	11.0	(15.8)
Payments for Cboe Digital non-recourse notes and warrants wind down	(6.0)	—
Purchase of common stock	(204.3)	(78.1)
Net cash used in financing activities	(424.3)	(513.6)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	33.4	17.7
Increase in cash, cash equivalents, and restricted cash and cash equivalents	1,405.1	751.8
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,397.1	979.9
End of period	2,802.2	1,731.7
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	757.8	403.1
Restricted cash and cash equivalents (included in margin deposits, clearing funds, and interoperability funds)	2,033.5	1,308.9
Restricted cash and cash equivalents (included in cash and cash equivalents)	5.4	3.9
Customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	5.5	15.8
Total	2,802.2	1,731.7
Supplemental disclosure of cash transactions:
Cash paid for income taxes, net of refunds	$271.4	$203.7
Cash paid for interest	82.0	50.4
Supplemental disclosure of noncash investing activities:
Note receivable from sale of property held for sale	$6.4	$—
Additions of intangible assets	1.0	—
Supplemental disclosure of noncash financing activities:
Cboe Digital non-recourse notes and warrants asset	$16.2	$—
Cboe Digital non-recourse notes and warrants liability	(16.2)	—

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
On April 25, 2024, the Company announced plans to refocus the digital asset business to leverage its core strengths in derivatives, technology, and product innovation. On May 31, 2024, the Company halted trading on the Cboe Digital spot market (“Cboe Digital spot market”). The Cboe Digital spot market is closed for all participant and trading purposes. In addition, the Company plans to transition its cash-settled Bitcoin and Ether futures contracts, currently available for trading on Cboe Digital Exchange, LLC's Digital Exchange ("Cboe Digital Exchange"), to CFE in the first half of 2025, pending regulatory review. The Company has brought Cboe Clear Digital under unified leadership with the Global Head of Clearing, and expects to continue to facilitate the clearing of cash-settled Bitcoin and Ether futures contracts.
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
Segment Information
The Company operates six reportable business segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital, which is reflective of how the Company's Chief Operating Decision-Maker ("CODM") reviews and operates the business. See Note 14 (“Segment Reporting”) for more information.
Update to Significant Accounting Policies
There have been no new or material changes to the significant accounting policies discussed for the Company for the periods presented, that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements – Adopted
There were no applicable material accounting pronouncements that have been adopted during the three and nine month periods ended September 30, 2024.
Recent Accounting Pronouncements - Issued, not yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The requirements include: (i) disclosure of an amount and description of significant segment expenses, segment-level expense categories that are regularly provided to the CODM; (ii) disclosure of amount and description of other segment items by segment to reconcile segment net revenue less significant expenses to total operating income (loss); (iii) possible disclosure of and/or enhanced clarification regarding whether the CODM uses multiple measures of segment profit or loss in assessing segment performance and how to allocate resources, of which at least including the measure that is most consistent with the measurement principles under GAAP, but is not precluded from including additional measures used by the CODM; and (iv) disclosure of the title and position of the CODM and how the CODM uses the reported measure(s) for segment assessment and segment resource allocation. For public entities, the update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company expects to adopt the update for the consolidated financial statements issued for the year ending December 31, 2024 and is currently reviewing the impact that the adoption of ASU 2023-07 may have on the consolidated financial statement disclosures.
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
There were no other recent applicable material accounting pronouncements that have been issued, but not yet adopted as of September 30, 2024.
2.    REVENUE RECOGNITION
The Company presents three financial statement revenue captions within its condensed consolidated statements of income that reflect the Company’s diversified products, expansive geographical reach, and overall business strategy. Below is a summary of the Company’s financial statement revenue captions:
Revenues
•Cash and spot markets – includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other revenue from Cboe’s North American Equities, Europe and Asia Pacific, Global FX, and Digital segments.

•Data and access solutions – includes access and capacity fees, proprietary market data fees, and associated other revenue across Cboe’s six segments.
•Derivatives markets – includes associated transaction and clearing fees, the portion of market data fees relating to associated U.S. tape plan market data fees, associated regulatory fees, and associated other revenue from Cboe’s Options, Futures, Europe and Asia Pacific, and Digital segments.
The Company’s main types of revenue contracts consist of the following, which are disaggregated from the condensed consolidated statements of income.
•Transaction and clearing fees – Transaction fees represent fees charged by the Company for meeting the point-in-time performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees are recognized across all segments. Clearing fees, which include settlement fees, represent fees charged by the Company for meeting the point-in-time performance obligation for transactions cleared and settled by Cboe Clear Europe and Cboe Clear Digital, the derivatives clearing organization for Cboe Digital. Clearing fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Clearing fees are recognized in the Europe and Asia Pacific and Digital segments. Transaction and clearing fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules.
•Access and capacity fees – Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space and telecommunications services. Facilities, systems services and other fees are generally monthly fee-based. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligations are met. All access and capacity fees associated with the trading floor are recognized over time in the Options segment, as the performance obligations are met.
•Market data fees – Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are collected monthly based on published fee schedules and distributed quarterly to the Exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Proprietary market data also includes revenue from various licensing agreements. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data to meet its performance obligation. U.S. tape plan market data is recognized in the North American Equities and Options segments. Proprietary market data fees are recognized across all segments.
•Regulatory fees – There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC for meeting the point-in-time performance obligation of executing a trade on its markets. The fees charged to customers are based on the fee set by the SEC per notional value of U.S. Equities exchange transactions and Options transactions executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the North American Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principal in these transactions. Regulatory fees also include the options regulatory fee (“ORF”) which supports the Company’s regulatory oversight function in the Options segment, along with other miscellaneous regulatory fees, and neither can be used for non-regulatory purposes. The ORF and miscellaneous fees are recognized when the performance obligation is fulfilled.
•Other revenue – Other revenue primarily includes interest income on investments (including from investments of interoperability fund deposits) from clearing operations, all fees related to the trade reporting facility operated in the Europe and Asia Pacific segment, listing fees, and revenue associated with advertisements through the Company’s websites.

All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers, with the exception of interest income from clearing operations. The following table depicts the disaggregated revenue contract types listed above within each respective financial statement caption in the condensed consolidated statements of income (in millions):

	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Three Months Ended September 30, 2024
Transaction and clearing fees	$288.9	$—	$437.0	$725.9
Access and capacity fees	—	94.2	—	94.2
Market data fees	15.5	50.7	7.3	73.5
Regulatory fees	107.9	—	31.1	139.0
Other revenue	21.8	0.7	0.6	23.1
	$434.1	$145.6	$476.0	$1,055.7

	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Three Months Ended September 30, 2023
Transaction and clearing fees	$268.6	$—	$410.0	$678.6
Access and capacity fees	—	87.7	—	87.7
Market data fees	18.7	48.6	9.3	76.6
Regulatory fees	30.3	—	16.7	47.0
Other revenue	17.5	0.7	0.7	18.9
	$335.1	$137.0	$436.7	$908.8

	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Nine Months Ended September 30, 2024
Transaction and clearing fees	$877.7	$—	$1,264.3	$2,142.0
Access and capacity fees	—	274.8	—	274.8
Market data fees	46.1	150.9	22.2	219.2
Regulatory fees	206.0	—	69.1	275.1
Other revenue	71.6	2.2	2.0	75.8
	$1,201.4	$427.9	$1,357.6	$2,986.9

	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Nine Months Ended September 30, 2023
Transaction and clearing fees	$859.5	$—	$1,237.3	$2,096.8
Access and capacity fees	—	258.8	—	258.8
Market data fees	54.3	140.8	25.9	221.0
Regulatory fees	121.6	—	54.3	175.9
Other revenue	48.0	2.1	2.2	52.3
	$1,083.4	$401.7	$1,319.7	$2,804.8

The following table depicts the disaggregation of revenue according to segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Total
Three Months Ended September 30, 2024
Transaction and clearing fees	$405.3	$231.0	$40.5	$31.7	$17.4	$—	$725.9
Access and capacity fees	42.3	33.2	10.3	5.7	2.7	—	94.2
Market data fees	30.5	30.2	10.0	2.4	0.4	—	73.5
Regulatory fees	31.0	107.9	—	0.1	—	—	139.0
Other revenue	1.2	1.3	20.3	—	0.2	0.1	23.1
	$510.3	$403.6	$81.1	$39.9	$20.7	$0.1	$1,055.7
Timing of revenue recognition
Services transferred at a point in time	$437.5	$340.2	$60.8	$31.8	$17.6	$0.1	$888.0
Services transferred over time	72.8	63.4	20.3	8.1	3.1	—	167.7
	$510.3	$403.6	$81.1	$39.9	$20.7	$0.1	$1,055.7

Three Months Ended September 30, 2023
Transaction and clearing fees	$384.6	$221.9	$32.6	$25.4	$15.6	$(1.5)	$678.6
Access and capacity fees	40.4	29.6	9.3	5.7	2.6	0.1	87.7
Market data fees	31.4	33.4	9.2	2.2	0.4	—	76.6
Regulatory fees	16.6	30.3	—	0.1	—	—	47.0
Other revenue	1.2	1.9	15.7	—	0.1	—	18.9
	$474.2	$317.1	$66.8	$33.4	$18.7	$(1.4)	$908.8
Timing of revenue recognition
Services transferred at a point in time	$402.4	$254.1	$48.3	$25.5	$15.7	$(1.5)	$744.5
Services transferred over time	71.8	63.0	18.5	7.9	3.0	0.1	164.3
	$474.2	$317.1	$66.8	$33.4	$18.7	$(1.4)	$908.8

	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Total
Nine Months Ended September 30, 2024
Transaction and clearing fees	$1,181.0	$709.9	$118.2	$83.3	$50.0	$(0.4)	$2,142.0
Access and capacity fees	125.6	93.5	30.4	16.9	8.3	0.1	274.8
Market data fees	90.6	91.2	29.5	6.8	1.1	—	219.2
Regulatory fees	68.9	206.0	—	0.2	—	—	275.1
Other revenue	3.9	5.9	65.3	—	0.6	0.1	75.8
	$1,470.0	$1,106.5	$243.4	$107.2	$60.0	$(0.2)	$2,986.9
Timing of revenue recognition
Services transferred at a point in time	$1,253.8	$921.8	$183.5	$83.5	$50.6	$(0.3)	$2,492.9
Services transferred over time	216.2	184.7	59.9	23.7	9.4	0.1	494.0
	$1,470.0	$1,106.5	$243.4	$107.2	$60.0	$(0.2)	$2,986.9

Nine Months Ended September 30, 2023
Transaction and clearing fees	$1,164.7	$706.3	$110.3	$72.6	$46.4	$(3.5)	$2,096.8
Access and capacity fees	119.6	87.0	27.4	16.5	7.9	0.4	258.8
Market data fees	89.4	96.8	27.5	6.2	1.1	—	221.0
Regulatory fees	54.1	121.6	—	0.2	—	—	175.9
Other revenue	4.0	5.8	42.2	—	0.3	—	52.3
	$1,431.8	$1,017.5	$207.4	$95.5	$55.7	$(3.1)	$2,804.8
Timing of revenue recognition
Services transferred at a point in time	$1,222.8	$833.7	$152.5	$72.8	$46.7	$(3.5)	$2,325.0
Services transferred over time	209.0	183.8	54.9	22.7	9.0	0.4	479.8
	$1,431.8	$1,017.5	$207.4	$95.5	$55.7	$(3.1)	$2,804.8

Contract liabilities as of September 30, 2024 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at December 31, 2023	Cash Additions	Revenue Recognized	Balance at September 30, 2024
Liquidity provider sliding scale (1)	$—	$7.2	$(5.4)	$1.8
Other, net (2)	6.1	11.4	(13.1)	4.4
Total deferred revenue	$6.1	$18.6	$(18.5)	$6.2
___________________________
(1)Liquidity providers are eligible to participate in the sliding scale program, which involves prepayment of transaction fees, and to receive reduced fees based on the achievement of certain volume thresholds within a calendar month. These transaction fees are amortized and recorded ratably as the transactions occur over the period.
(2)Other, net deferred revenue represents cash received for unsatisfied performance obligations of liability classified contract liabilities that have yet to be recognized as revenue in the condensed consolidated statements of income, which include but are not limited to: licensing fees, listing fees, adjustments related to ORF, membership fees, and data subscription fees.
3.    ACQUISITIONS
Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company expensed $27.3 thousand and $0.8 million of acquisition-related costs during the three months ended September 30, 2024 and 2023, respectively, primarily related to professional fees and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.
The Company expensed $1.2 million and $7.9 million of acquisition-related costs during the nine months ended September 30, 2024 and 2023, respectively, all of which related to compensation, professional fees, and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.
4.    INVESTMENTS
As of September 30, 2024 and December 31, 2023, the Company’s investments were comprised of the following (in millions):

	September 30, 2024	December 31, 2023
Equity method investments:
Investment in 7Ridge Investments 3 LP	$321.1	$292.0
Total equity method investments	321.1	292.0

Other equity investments:
Investment in Eris Innovations Holdings, LLC	20.0	20.0
Investment in Globacap Technology Limited	—	16.0
Investment in CSD Br	5.9	5.9
Investment in Coin Metrics Inc.	5.0	5.0
Investment in Cboe Vest Financial Group, Inc.	2.9	2.9
Investment in OCC	0.3	0.3
Other equity investments	2.9	3.2
Total other equity investments	37.0	53.3

Total investments	$358.1	$345.3
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

The Company’s interest in the 7Ridge Fund is equal to the carrying value of the investment as of September 30, 2024, or $321.1 million, which includes periodic capital contributions to the 7Ridge Fund, as well as the Company’s share of 7Ridge Fund’s profit or loss, including gains or losses arising from the fair value measurement of the investment held by the 7Ridge Fund, booked against the investment account. The carrying value of the investment is included in investments within the condensed consolidated balance sheets. The Company’s maximum loss exposure, in the unlikely event that all of the VIE’s assets become worthless, is limited to the carrying value of Company’s investment.
The Company holds an exit option to acquire Trading Technologies International Inc. (“Trading Technologies”), which is wholly-owned by the 7Ridge Fund, that becomes exercisable on the earlier of (i) December 21, 2026 or (ii) the satisfaction by the general partner of the 7Ridge Fund of certain performance goals set forth in the investment agreements. The exit option can be exercised individually or jointly by the limited partners of 7Ridge Fund. If the exit option is not exercised by the limited partners, the general partner of the 7Ridge Fund may market Trading Technologies for sale to a third party. If Trading Technologies is sold to a third party, the general partner of the 7Ridge Fund would be entitled to receive a variable portion of the sales proceeds determined based upon the satisfaction of certain contractual performance goals. As of September 30, 2024 the exit option was not exercisable.
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
In the second quarter of 2024, the Company recorded an impairment charge of $16.0 million on its minority investment in Globacap Technology Limited based on management’s assessment of the fair value of the investment. The impairment was recorded in other income (expense), net in the condensed consolidated statements of income.
In the third quarter of 2024, the Company recorded an impairment charge of $1.2 million on its minority investment in StratiFi Technologies Inc. based on management’s assessment of the fair value of the investment. The impairment was recorded in other income (expense), net in the condensed consolidated statements of income.
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	December 31, 2023
Construction in progress	$0.7	$1.5
Furniture and equipment	295.7	322.9
Total property and equipment	296.4	324.4
Less accumulated depreciation	(187.7)	(215.2)
Property and equipment, net	$108.7	$109.2
Depreciation expense using the straight-line method was $8.6 million and $8.5 million for the three months ended September 30, 2024 and 2023, respectively, and $25.2 million and $25.4 million for the nine months ended September 30, 2024 and 2023, respectively.
The sale of the Company’s former headquarters, including the associated land, building, and certain furniture and equipment of the former headquarters location (“the Property”), was completed on June 28, 2024. In connection with the sale, the Company provided seller financing to the purchaser of the Property (“the Purchaser”) in the form of a secured promissory note for a portion of the purchase price of the Property. The total purchase price of the Property was $12.0 million and was comprised of $5.0 million cash and $7.0 million of seller financing. On June 30, 2024, the Company recognized a gain on the sale of property held for sale of $1.0 million representing the difference between the property held for sale balance and the net present value of the consideration on the date of disposal of the Property, less expenses incurred.
The $7.0 million in seller financing is in the form of a secured promissory note receivable to be repaid with an interest rate of 4.0% per annum, payable quarterly in arrears. The loan principal shall be repaid to the Company upon the earlier of the following: (a) the second anniversary of the closing date of the sale of the Property or (b) the closing of a sale of the Property by the Purchaser to a third party who is not related to the Purchaser. The Company will accrue interest income monthly based on the agreed upon principal amount and interest rate.

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
To date, the funding of the CAT has solely been provided by the Plan Participants in exchange for promissory notes. However, pursuant to the CAT Funding Model, the Plan Participants submitted fee filings during the third week of August 2024 to recover a portion of historical CAT costs incurred prior to 2022, effective as of October 1, 2024. Once collected from CAT Executing Brokers, CATLLC will remit funds to the Plan Participants to begin paying back the promissory notes issued by the Plan Participants to fund the CAT prior to January 1, 2022.
Additional CAT fees related to a portion of other historical CAT costs incurred between January 1, 2022 and July 15, 2024 are planned to be introduced at a later time through separate fee filings submitted by the Plan Participants. Portions of promissory notes related to the funding of the implementation and operation of the CAT may not be collectible, including if the SEC finds that the Plan Participants did not satisfy any of the financial accountability milestones.
Additionally, the Plan Participants submitted fee filings during the second week of August 2024 with the SEC to implement the applicable transaction-based fee rates that are to be assessed by CATLLC to CAT Executing Brokers to cover a portion of prospective CAT costs, effective as of September 3, 2024, to continue to fund CATLLC as it transitions to collecting fees from Plan Participants and Industry Members in accordance with the CAT Funding Model, Plan Participants issued short-term notes that Cboe seeks to stop issuing, pending repayment by February 2025. Cboe expects Plan Participants will not have to issue additional promissory notes to fund CAT given that CATLLC has begun imposing (and will soon collect) fees to cover going forward costs.
The allowance for notes receivable credit losses associated with the CAT is calculated using a methodology that is primarily based on the structure of the notes and various potential outcomes under the CAT Funding Model. See Note 21 (“Commitments, Contingencies, and Guarantees”) for more information.
The following represents the changes in allowance for credit losses during the nine months ended September 30, 2024 (in millions):

	Allowance for notes receivable credit losses	Allowance for accounts receivable credit losses	Total allowance for credit losses
Balance at December 31, 2023	$30.1	$4.5	$34.6
Current period provision for expected credit losses	—	3.1	3.1
Write-offs charged against the allowance	—	(0.5)	(0.5)
Recoveries collected	—	(0.1)	(0.1)
Balance at September 30, 2024	$30.1	$7.0	$37.1

7.    OTHER ASSETS, NET
Other assets, net consisted of the following as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	December 31, 2023
Software development work in progress	$16.1	$3.5
Data processing software	127.7	128.1
Less accumulated depreciation and amortization	(96.3)	(88.3)
Data processing software, net	47.5	43.3
Other assets (1)	173.3	163.0
Other assets, net	$220.8	$206.3
___________________________
(1)At September 30, 2024, the majority of the balance included notes receivable, net of allowance, and long-term prepaid assets. At December 31, 2023, the majority of the balance included notes receivable, net of allowance, a contra-revenue asset, and long-term prepaid assets. As of September 30, 2024 and December 31, 2023, the notes receivable, net balance was $157.2 million and $136.9 million, respectively. See Note 5 (“Property and Equipment, Net”) and Note 6 (“Credit Losses”) for more information on the notes receivable, net of allowance, included within other assets, net on the condensed consolidated balance sheets. See Note 17 (“Stock-Based Compensation”) for more information on the contra-revenue asset related to the issuance and the repurchase of Cboe Digital Restricted Common Units and Warrant Units included within other assets, net on the condensed consolidated balance sheet at December 31, 2023. As of September 30, 2024 and December 31, 2023, the contra-revenue asset balance was zero and $18.1 million, respectively.
Amortization expense related to data processing software was $2.5 million and $2.1 million for the three months ended September 30, 2024 and 2023, respectively, and $7.5 million and $6.2 million for the nine months ended September 30, 2024 and 2023, respectively.
8.    GOODWILL, INTANGIBLE ASSETS, NET, AND DIGITAL ASSETS HELD
The following table presents the details of goodwill by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Total
Balance as of December 31, 2023	$305.8	$2,004.4	$563.2	$267.2	$3,140.6
Changes in foreign currency exchange rates	—	(3.3)	13.2	—	9.9
Balance as of September 30, 2024	$305.8	$2,001.1	$576.4	$267.2	$3,150.5
Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, and Global FX. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.
The following table presents the details of the intangible assets by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Digital	Total
Balance as of December 31, 2023	$134.1	$935.3	$352.5	$56.2	$83.4	$1,561.5
Additions	—	1.0	—	—	—	1.0
Sales	—	—	—	—	(0.1)	(0.1)
Amortization	(6.0)	(38.6)	(12.2)	(9.1)	(2.3)	(68.2)
Changes in foreign currency exchange rates	—	(1.7)	13.2	—	—	11.5
Impairment	—	—	—	—	(81.0)	(81.0)
Balance as of September 30, 2024	$128.1	$896.0	$353.5	$47.1	$—	$1,424.7
Following the April 2024 announcement of the Cboe Digital spot market wind down and unwinding of the minority ownership structure in the holding company parent of the Cboe Digital entities, the Company performed an interim impairment test for the intangible assets recognized in the Digital reporting unit as the announcement was considered a potential indication of impairment. The Company concluded that the carrying value of the trading registrations and licenses and technology exceeded their estimated fair value, as their projected future cash flows, subsequent to the decision to wind down the business, did not support their valuation, and recorded an impairment charge of $81.0 million in the condensed consolidated statements of income during the three months ended June 30, 2024.
For the three months ended September 30, 2024 and 2023, amortization expense was $20.7 million and $28.2 million, respectively. For the nine months ended September 30, 2024 and 2023, amortization expense was $68.2 million and $88.4 million, respectively. The estimated future amortization expense is $20.8 million for the remainder of 2024, $70.8 million for 2025, $63.4 million for 2026, $56.6 million for 2027, and $51.0 million for 2028.
The following tables present the categories of intangible assets by segment as of September 30, 2024 and December 31, 2023 (in millions, except as stated):

	September 30, 2024					Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX	Digital
Trading registrations and licenses	$95.5	$605.3	$218.4	$—	$—	Indefinite
Customer relationships	46.6	412.9	224.4	140.0	—	15
Market data customer relationships	53.6	322.0	64.6	64.4	—	8
Technology	28.1	56.5	35.3	22.5	—	6
Trademarks and trade names	12.9	8.2	2.5	1.2	—	5
Digital assets held	—	1.0	—	—	—	Indefinite
Accumulated amortization	(108.6)	(509.9)	(191.7)	(181.0)	—
	$128.1	$896.0	$353.5	$47.1	$—

	December 31, 2023					Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX	Digital
Trading registrations and licenses	$95.5	$606.0	$209.6	$—	$25.0	Indefinite
Customer relationships	46.6	413.9	216.1	140.0	—	15
Market data customer relationships	53.6	322.0	61.6	64.4	—	8
Technology	28.1	56.9	34.2	22.5	70.0	7
Trademarks and trade names	12.9	8.2	2.4	1.2	—	6
Digital assets held	—	—	—	—	0.1	Indefinite
Accumulated amortization	(102.6)	(471.7)	(171.4)	(171.9)	(11.7)
	$134.1	$935.3	$352.5	$56.2	$83.4
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

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	December 31, 2023
Compensation and benefit-related liabilities	$61.7	$77.1
Royalties	45.6	44.9
Accrued liabilities	67.1	70.3
Current operating lease liabilities	20.4	20.8
Rebates payable	74.4	75.1
Marketing fee payable	16.9	17.5
Current unrecognized tax benefits	1.3	82.3
Accounts payable	17.3	24.7
Total accounts payable and accrued liabilities	$304.7	$412.7
10.    DEBT
The Company’s debt consisted of the following as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	December 31, 2023
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	$648.5	$647.9
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	495.3	494.8
$300 million fixed rate Senior Notes due March 2032, stated rate of 3.000%	296.8	296.5
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Total debt	$1,440.6	$1,439.2
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
Indenture
Under the Indenture, the Company may issue debt securities, which includes the Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At September 30, 2024, the Company was in compliance with these covenants.
Revolving Credit Agreement
On February 25, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which amended and restated the prior revolving credit agreement.
The Revolving Credit Agreement provides for a senior unsecured $400 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $200 million, for a total of $600 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of September 30, 2024, no subsidiaries were designated as additional borrowers.
Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of September 30, 2024, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at September 30, 2024, $400 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.
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
Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on February 25, 2027, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.25 to 1.00 on one occasion and 4.00 to 1.00 on another occasion, in each case, for four consecutive fiscal quarters; provided that, prior to the exercise of the second such financial covenant step-up, the maximum consolidated leverage ratio shall have returned to a level of 3.50 to 1.00 for at least two consecutive fiscal quarters. At September 30, 2024, the Company was in compliance with these covenants and did not exercise financial covenant step-up.

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
As of September 30, 2024, no borrowings were outstanding under the Facility. Accordingly, at September 30, 2024, €1.20 billion of borrowing capacity was available for the purposes permitted by the Facility. At September 30, 2024, the Company and Cboe Clear Europe were in compliance with applicable covenants.
Notes Payments and Contractual Interest
The future expected repayments related to the Senior Notes as of September 30, 2024 are as follows (in millions):

Remainder of 2024	$—
2025	—
2026	—
2027	650.0
2028	—
Thereafter	800.0
Principal amounts repayable	1,450.0
Debt issuance costs	(5.2)
Unamortized discounts on notes	(4.2)
Total debt outstanding	$1,440.6

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
Components of interest expense, net recognized in the condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of interest expense:
Contractual interest	$12.2	$14.8	$36.8	$47.3
Amortization of debt discount and issuance costs	0.6	0.6	1.8	1.9
Interest expense	$12.8	$15.4	$38.6	$49.2
Interest income	(11.4)	(3.5)	(20.1)	(8.3)
Interest expense, net	$1.4	$11.9	$18.5	$40.9
11.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET
The following represents the changes in accumulated other comprehensive (loss) income, net by component (in millions):

	Foreign Currency Translation Adjustment	Available-for-sale Financial Investments	Post-Retirement Benefits	Total Accumulated Other Comprehensive (Loss) Income, Net
Balance at December 31, 2023	$(5.6)	$(3.7)	$(0.1)	$(9.4)
Other comprehensive income	23.4	3.7	0.1	27.2
Balance at September 30, 2024	$17.8	$—	$—	$17.8
12.    CLEARING OPERATIONS
Cboe operates two clearinghouses, Cboe Clear Europe and Cboe Clear Digital, each of which acts as a central counterparty that provides clearing and settlement services.
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
Cboe Clear Europe only assumes the guarantor role if it has an equal and offsetting claim against a clearing participant. For the period ended September 30, 2024, there have been no events of default for which a liability is required to be recognized in accordance with GAAP.
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
Cboe Clear Europe Default and Liquidity Waterfalls
The default waterfall is the priority order in which the capital resources are expected to be utilized in the event of a default where the defaulting clearing participant’s collateral would not be sufficient to cover the cost to liquidate its portfolio. If a default occurs and the defaulting clearing participant’s collateral, including margin deposits and clearing fund deposits, are depleted, then additional capital is utilized in the following order:
•Cboe Clear Europe’s dedicated own resources: The Cboe Clear Europe default waterfall first utilizes its dedicated own resources in two forms and totaling 35% of Cboe Clear Europe capital requirements; the ‘first skin in the game’, equal to 25% of Cboe Clear Europe capital requirements before the use of clearing fund contributions described below and the ‘second skin in the game’, an amount between 10-25% of capital requirements as discussed in Note 16 (“Regulatory Capital”).
•Clearing fund: Second, the Cboe Clear Europe default waterfall utilizes traditional CCP risk mutualization, in the event that default losses fully exhaust Cboe Clear Europe’s dedicated own resources amount, whereby contributions applicable to a particular product class are applied first to any loss attributable to that product class.
•Pro rata contributions: Third, if the default losses caused cannot be covered by the first two layers, the non-defaulting clearing participants shall on demand make additional payments to Cboe Clear Europe on a pro rata basis in proportion to the amount of their clearing fund contributions to cover any such remaining losses, which is limited to an amount equal to twice their clearing fund contribution as established under Cboe Clear Europe’s rules and regulations. In this scenario, contributions applicable to a particular product class are first applied to any losses attributable to that product class.

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
Cboe Clear Digital
Cboe Clear Digital is a digital asset derivatives clearinghouse and central counterparty that provides clearing and settlement of digital asset trades. Cboe Clear Digital is registered as a Derivatives Clearing Organization (“DCO”) regulated by the U.S. Commodity Futures Trading Commission (“CFTC”) and is registered with the U.S. Treasury Financial Crimes Enforcement Network (“FinCEN”) as a money services business (“MSB”). Cboe Clear Digital is in the process of surrendering money transmitter licenses that were necessary for engagement with the Cboe Digital spot market. Before the surrendering process was initiated, Cboe Clear Digital was authorized by license or not subject to licensing to conduct MSB services in 50 U.S. jurisdictions. Cboe Clear Digital performs a guarantee function whereby Cboe Clear Digital helps to ensure that the obligations of the transactions it clears are fulfilled. Cboe Clear Digital attempts to mitigate this risk by performing internal compliance and due diligence procedures as well as implementing internal risk controls. Cboe Clear Digital's due diligence procedures include review of the personal and corporate information, financial position of the member participant, and monitoring of Cboe Clear Digital's risk exposure thresholds. A clearing member is required to deposit collateral, which is in the form of cash for futures products to cover some or all of the credit risk of its failure to fulfill its obligations. As of May 31, 2024, trading is no longer offered on the Cboe Digital spot market and, therefore, Cboe Clear Digital no longer accepts any collateral for spot products. As of September 30, 2024, Cboe Clear Digital does not expect a material loss concerning credit risk on any member participant.
Cboe Clear Digital Clearing Participant Deposits
Customer Bank Deposits
Cboe Clear Digital holds cash on behalf of its customers for the purposes of supporting clearing transactions. Customer cash may be invested in approved investments and any interest or gain received, or loss incurred on invested funds is recorded in the condensed consolidated statements of income. For the three and nine months ended September 30, 2024, interest on invested funds totaled $0.1 million and $0.6 million, respectively. The Company includes customer cash related to the clearing activity on the condensed consolidated balance sheets in margin deposits, clearing funds, and interoperability funds, with a corresponding liability.
Digital Assets - Safeguarded Assets
On July 1, 2024, the Company liquidated all digital assets held by Cboe Digital for customers. As a result, subsequent to July 1, 2024, the Company no longer held any digital assets – safeguarded assets or liabilities on the condensed consolidated balance sheets. In accordance with the SEC issued Staff Accounting Bulletin 121 (“SAB 121”), the Company included customer digital assets on the condensed consolidated balance sheets in digital assets - safeguarded assets, with a corresponding offset in digital assets - safeguarded liabilities. Digital assets – safeguarded assets totaled zero and $51.3 million at September 30, 2024, and December 31, 2023, respectively.
The following depicts the Company's valuation of digital assets - safeguarded assets and safeguarded liabilities as of December 31, 2023:

	December 31, 2023
Digital Asset	Number of Units	Valuation per Unit	Fair Value (in millions)
Bitcoin ("BTC")	821	$42492	$34.9
Ethereum ("ETH")	6,270	2,282	14.3
Litecoin ("LTC")	16,329	74	1.2
Bitcoin Cash ("BCH")	1,374	261	0.4
USD Coin ("USDC")	506,652	1	0.5
Total			$51.3

Margin Deposits, Clearing Funds, and Interoperability Funds
The details of margin deposits, clearing funds, and interoperability funds as of September 30, 2024 and December 31, 2023, are as follows (in millions):

	September 30, 2024
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe central bank account	$1,262.2	$186.8	$241.7	$1,690.7
Cboe Clear Europe reverse repurchase and other	63.8	—	279.0	342.8
Cboe Clear Digital customer bank deposits	5.5	—	—	5.5
Total cash margin deposits, clearing funds, and interoperability funds	$1,331.5	$186.8	$520.7	$2,039.0

	September 30, 2024
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe non-cash contributions (1)	$621.8	$80.2	$278.9	$980.9

	December 31, 2023
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe central bank account	$361.3	$140.1	$271.0	$772.4
Cboe Clear Europe reverse repurchase and other	2.7	4.1	55.6	62.4
Cboe Clear Digital customer bank deposits	14.0	—	—	14.0
Total cash margin deposits, clearing funds, and interoperability funds	$378.0	$144.2	$326.6	$848.8

	December 31, 2023
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe non-cash contributions (1)	$637.0	$65.6	$228.0	$930.6
___________________________
(1)These amounts are not reflected in the condensed consolidated balance sheets, as Cboe Clear Europe does not have the ability to sell or repledge the amounts absent a clearing participant default.
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
The Company applied FASB Accounting Standards Codification (“ASC”) 820 — Fair Value Measurement, which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing the framework for measuring fair value. ASC 820 applies to financial and nonfinancial instruments that are measured and reported on a fair value basis. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair value hierarchy requires the use of observable market data when available and consists of the following levels:
•Level 1—Unadjusted inputs based on quoted markets for identical assets or liabilities.
•Level 2—Observable inputs, either direct or indirect, not including Level 1 measurements, corroborated by market data or based upon quoted prices in non-active markets.

•Level 3—Unobservable inputs that reflect management’s best assumptions of what market participants would use in valuing the asset or liability.
The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$0.5	$0.5	$—	$—
Marketable securities (1):
Mutual funds	21.3	21.3	—	—
Money market funds	17.6	17.6	—	—
Note receivable - building sale (2)	6.4	—	—	6.4
Total assets	$45.8	$39.4	$—	$6.4

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$20.8	$20.8	$—	$—
Marketable securities (1):
Mutual funds	17.1	17.1	—	—
Money market funds	19.6	19.6	—	—
Digital assets - safeguarded assets	51.3	—	51.3	—
Total assets	$108.8	$57.5	$51.3	$—
Liabilities:
Contingent consideration liabilities	$11.8	$—	$—	$11.8
Digital assets - safeguarded liabilities	51.3	—	51.3	—
Cboe Digital restricted common units liability (3)	18.7	—	—	18.7
Cboe Digital warrant liability (3)	5.9	—	—	5.9
Total liabilities	$87.7	$—	$51.3	$36.4
___________________________
(1)These amounts are reflected within financial investments in the condensed consolidated balance sheets.
(2)This amount is reflected within other assets, net in the condensed consolidated balance sheets.
(3)These amounts are reflected within other non-current liabilities in the condensed consolidated balance sheets.
The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:
Financial Investments
Financial investments consist of highly liquid U.S. Treasury securities, and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter-dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of financial investments for the period ended September 30, 2024. See Note 15 (“Employee Benefit Plans”) for more information.

Digital Assets – Safeguarded Assets and Liabilities
Digital assets – safeguarded assets and liabilities represented the Company’s former holdings of Bitcoin, Ethereum, Litecoin, Bitcoin Cash, and USD Coin on behalf of the Company’s customers. The Company valued digital assets – safeguarded assets and digital assets – safeguarded liabilities by using the closing prices at 4:00pm Central Time on the CoinDesk Indices Price Index at the time the underlying digital assets were formerly held on behalf of the Company’s customers. On July 1, 2024, the Company liquidated all digital assets held by Cboe Digital for customers. As a result, subsequent to July 1, 2024, the Company no longer held any digital assets – safeguarded assets or liabilities on the condensed consolidated balance sheet. See Note 12 (“Clearing Operations”) for additional details regarding digital assets formerly held on behalf of customers.
Contingent Consideration Liabilities
In connection with the acquisitions of Cboe Asia Pacific and Cboe Canada, the Company entered into contingent consideration arrangements with the sellers. The total fair value of the liabilities at September 30, 2024 was zero. In connection with the contingent consideration arrangements, the Company paid a total of $0.9 million and $13.9 million in contingent consideration to the sellers of Cboe Asia Pacific and Cboe Canada during the three and nine months ended September 30, 2024, respectively. In May 2024, Cboe Japan achieved milestones resulting in the payment of $5.7 million of contingent consideration, resulting in a reversal of a previously recorded gain. Additionally, Cboe Asia Pacific’s contingent consideration expired in June 2024 and the remaining balance was not achieved, resulting in an equivalent gain of $2.7 million. In August 2024, the remaining liability related to the acquisition of Cboe Canada was not used, resulting in an equivalent gain of $1.0 million. The aforementioned updates resulted in a total $2.0 million loss on Cboe Asia Pacific and Cboe Canada contingent consideration liabilities during the nine months ended September 30, 2024. Because the fair value measurements relating to the contingent consideration liabilities are subject to management judgment, measurement uncertainty is inherent in the valuation of the contingent consideration liabilities as of the reporting date.
Note Receivable – Building Sale
The Company provided seller financing in the form of a secured promissory note for a portion of the purchase price of the Property sale completed on June 28, 2024. See Note 5 (“Property and Equipment, Net”) for more information. The Company has elected the fair value option available under ASC 825 for this note and subsequent changes in fair value are reported in other income (expense), net on the condensed consolidated statements of income. The fair value was calculated using the initial projected amortization schedule, credit risk assumptions, and implied interest rates for similar instruments. These inputs are considered Level 3 in the fair value hierarchy. The note is within other assets, net on the condensed consolidated balance sheet as of September 30, 2024. The fair value option was not elected for other notes receivable described in Note 7 (“Other Assets, Net”) due to uncertain payment terms and credit and legal risks as described in Note 6 (“Credit Losses”). The note receivable related to the building sale was not 90 days or more past due or in non-accrual status as of September 30, 2024.
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
Equity investments without readily determinable fair values that are valued using the measurement alternative are measured at fair value on a non-recurring basis. Other than the impairment charges recorded on the Company’s minority investments in Globacap Technology Limited and StratiFi Technologies Inc., no observable transactions or impairments impacted the measurements of the investments accounted for as other equity investments. See Note 4 (“Investments”) for more information. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired.

Fair Value of Assets and Liabilities
The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$0.5	$0.5	$—	$—
Deferred compensation plan assets (1)	38.9	38.9	—	—
Note receivable - building sale (2)	6.4	—	—	6.4
Total assets	$45.8	$39.4	$—	$6.4
Liabilities:
Deferred compensation plan liabilities (4)	$38.9	$38.9	$—	$—
Debt (5)	1,346.6	—	1,346.6	—
Total liabilities	$1,385.5	$38.9	$1,346.6	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$20.8	$20.8	$—	$—
Deferred compensation plan assets (1)	36.7	36.7	—	—
Digital assets - safeguarded assets	51.3	—	51.3	—
Digital assets held (3,5)	0.1	0.1	—	—
Total assets	$108.9	$57.6	$51.3	$—
Liabilities:
Contingent consideration liabilities	$11.8	$—	$—	$11.8
Deferred compensation plan liabilities (4)	36.7	36.7	—	—
Digital assets - safeguarded liabilities	51.3	—	51.3	—
Cboe Digital restricted common units liability (4)	18.7	—	—	18.7
Cboe Digital warrant liability (4)	5.9	—	—	5.9
Debt (5)	1,305.7	—	1,305.7	—
Total liabilities	$1,430.1	$36.7	$1,357.0	$36.4
___________________________
(1)These amounts are reflected within financial investments in the condensed consolidated balance sheets.
(2)This amount is reflected within other assets, net in the condensed consolidated balance sheets.
(3)These amounts are reflected within intangible assets, net in the condensed consolidated balance sheets.
(4)These amounts are reflected within other non-current liabilities in the condensed consolidated balance sheets.
(5)These balances are presented at fair value in this table, but are carried at their historical value within the condensed consolidated balance sheets.
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

At September 30, 2024 and December 31, 2023, the fair values of the Company’s debt obligations were as follows (in millions):

	Fair Value
	September 30, 2024	December 31, 2023
3.650% Senior Notes	$643.8	$628.5
1.625% Senior Notes	430.0	412.7
3.000% Senior Notes	272.8	264.5
Information on Level 3 Financial Assets and Liabilities
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities during the three and nine months ended September 30, 2024 (in millions):

	Level 3 Financial Assets and Liabilities for the Three Months Ended September 30, 2024
	Balance at Beginning of Period	Realized (Losses) Gains during Period	Adjustments	Additions	Settlements	Foreign Currency Translation	Balance at End of Period
Assets:
Note receivable - building sale	$6.4	$—	$—	$—	$—	$—	$6.4
Total assets	$6.4	$—	$—	$—	$—	$—	$6.4

	Balance at Beginning of Period	Realized Losses (Gains) during Period	Adjustments	Additions	Settlements	Foreign Currency Translation	Balance at End of Period
Liabilities:
Contingent consideration liabilities	$1.8	$(1.0)	$—	$—	$(0.9)	$0.1	$—
Total liabilities	$1.8	$(1.0)	$—	$—	$(0.9)	$0.1	$—

	Level 3 Financial Assets and Liabilities for the Nine Months Ended September 30, 2024
	Balance at Beginning of Period	Realized (Losses) Gains during Period	Adjustments	Additions	Settlements	Foreign Currency Translation	Balance at End of Period
Assets:
Note receivable - building sale	$—	$(0.6)	$—	$7.0	$—	$—	$6.4
Total assets	$—	$(0.6)	$—	$7.0	$—	$—	$6.4

	Balance at Beginning of Period	Realized Losses (Gains) during Period	Adjustments	Additions	Settlements	Foreign Currency Translation	Balance at End of Period
Liabilities:
Contingent consideration liabilities	$11.8	$2.0	$—	$—	$(13.9)	$0.1	$—
Cboe Digital restricted common units liability	18.7	(1.0)	(12.1)	—	(5.6)	—	—
Cboe Digital warrant liability	5.9	(1.4)	(4.1)	—	(0.4)	—	—
Total liabilities	$36.4	$(0.4)	$(16.2)	$—	$(19.9)	$0.1	$—
14.    SEGMENT REPORTING
The Company operates six reportable business segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital which is reflective of how the Company's CODM reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). Segment performance is primarily evaluated based on operating income (loss). The Company’s CODM does not use segment-level assets or income and expenses below operating income (loss) as key performance metrics; therefore, such information is not presented below. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.
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
Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, exchange-traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities transaction services of Cboe Australia and Cboe Japan, operators of trading venues in Australia and Japan, respectively, along with equities transactions that occur on the BIDS Trading platform in Australia and Japan. Cboe Europe operates lit and dark books, a periodic auctions book, a closing cross book, and Cboe BIDS Europe, a Large-in-Scale (“LIS”) trading negotiation facility predominately for UK and Swiss symbols. Cboe NL, based in Amsterdam, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area (“EEA”) symbols. Cboe Europe Derivatives, a pan-European derivatives platform, offers futures and options based on Cboe Europe equity indices, and single stock options. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia and Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.
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
Digital. The Digital segment includes a regulated futures exchange and a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. Prior to May 31, 2024, the Digital segment also included a U.S.-based spot digital asset trading market. As of May 31, 2024, the Cboe Digital spot market is closed for all participant and trading purposes. In addition, the Company plans to transition its cash-settled Bitcoin and Ether futures contracts, currently available for trading on the Cboe Digital Exchange, to CFE in the first half of 2025, pending regulatory review. The Company intends to continue to present Digital as a distinct reportable business segment through at least the year ending December 31, 2024.

Summarized financial data of reportable segments was as follows (in millions):

	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate Items and Eliminations	Total
Three Months Ended September 30, 2024
Revenues	$510.3	$403.6	$81.1	$39.9	$20.7	$0.1	$—	$1,055.7
Operating income (loss)	221.2	44.1	11.3	29.4	9.2	(6.2)	(1.6)	307.4
Three Months Ended September 30, 2023
Revenues	$474.2	$317.1	$66.8	$33.4	$18.7	$(1.4)	$—	$908.8
Operating income (loss)	213.9	34.9	2.6	24.3	8.5	(12.6)	(0.4)	271.2

	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate Items and Eliminations	Total
Nine Months Ended September 30, 2024
Revenues	$1,470.0	$1,106.5	$243.4	$107.2	$60.0	$(0.2)	$—	$2,986.9
Operating income (loss)	653.6	127.4	30.7	77.8	25.0	(106.7)	(7.9)	799.9
Nine Months Ended September 30, 2023
Revenues	$1,431.8	$1,017.5	$207.4	$95.5	$55.7	$(3.1)	$—	$2,804.8
Operating income (loss)	618.6	86.1	19.4	63.6	18.2	(35.0)	(7.0)	763.9
Geographical Information
The following summarizes revenues less cost of revenues based on primary jurisdiction (in millions):

	United States	Non-U.S.	Total
Revenues less cost of revenues:
Three months ended September 30, 2024	$468.2	$63.8	$532.0
Three months ended September 30, 2023	422.6	57.9	480.5

	United States	Non-U.S.	Total
Revenues less cost of revenues:
Nine months ended September 30, 2024	$1,357.9	$190.0	$1,547.9
Nine months ended September 30, 2023	1,242.2	176.8	1,419.0
15.    EMPLOYEE BENEFIT PLANS
Eligible U.S. employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Executive Retirement Plan and the Deferred Compensation Plan, which are defined contribution plans that are non-qualified under the Internal Revenue Code. The non-qualified plans assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $38.9 million and $36.7 million at September 30, 2024, and December 31, 2023, respectively. Although the value of the plan is recorded in financial investments on the condensed consolidated balance sheets, there is an equal and offsetting liability in other non-current liabilities. The investment results of the non-qualified plans have no impact on net income as the investment results are recorded in equal amounts to both other income (expense), net and compensation and benefits expense in the condensed consolidated statements of income. The Company matches a portion of employee contributions made to the SMART Plan and Supplemental Executive Retirement Plan. The Company contributed $4.1 million and $3.4 million to these plans for the three months ended September 30, 2024, and 2023, respectively, and $12.0 million and $11.1 million to the defined contribution plans for the nine months ended September 30, 2024 and 2023, respectively.
Eligible employees outside of the U.S., which includes employees of Cboe Europe, Cboe NL, Cboe Clear Europe, BIDS, Cboe Asia Pacific, and Cboe Canada Inc. are eligible to participate in various employee-selected stakeholder contribution plans or plans covered by local jurisdictions or by applicable laws. The Company’s contribution amounted to $1.2 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and $3.7 million and

$3.2 million for the nine months ended September 30, 2024 and 2023, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.
Effective January 1, 2023, Cboe Global Markets, Inc. Board of Directors may contribute a percentage of their cash and equity compensation to cash and equity deferred compensation plans that are maintained by the Company and defer income taxes thereon.
16.    REGULATORY CAPITAL
As broker-dealers registered with the SEC, Cboe Trading, BIDS Trading, and Cboe Fixed Income are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading, BIDS Trading, and Cboe Fixed Income compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of September 30, 2024, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. Cboe Fixed Income was required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $5.0 thousand.
As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at September 30, 2024, or the summation of the credit risk, market risk and fixed overheads requirements, as defined.
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
The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of September 30, 2024 (in millions):

Subsidiary	Regulatory Authority	Actual	Minimum Requirement
Cboe Trading	FINRA/SEC	$11.3	$1.0
BIDS Trading	FINRA/SEC	10.1	0.4
Cboe Fixed Income	FINRA/SEC	4.9	0.1
Cboe Europe	FCA	67.5	34.7
Cboe Chi-X Europe	FCA	0.1	0.1
Cboe NL	Dutch Authority for Financial Markets	16.7	7.9
Cboe Clear Europe	DNB	89.1	62.8
CFE	CFTC	60.5	41.2
Cboe SEF	CFTC	2.7	2.0
Cboe Digital Exchange	CFTC	33.6	6.1
Cboe Clear Digital	CFTC	31.0	6.4
Cboe Australia	ASIC	19.2	5.4
Cboe Japan	JFSA	11.4	5.0
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
Stock-based compensation expense relating to employee awards is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income. The Company recognized stock-based compensation expense related to employee awards of $9.6 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and $30.9 million and $28.4 million for the nine months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense relating to non-employee director awards is included in professional fees and outside services in the condensed consolidated statements of income. The Company recognized stock-based compensation expense related to non-employee director awards of $0.5 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $1.2 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense relating to Restricted Common Units and Warrant Units granted to former investor members of Cboe Digital was recorded as contra-revenue in the condensed consolidated statements of income. In connection with winding down the Cboe Digital spot market, on June 12, 2024 all of the remaining Cboe Digital Restricted Common Units and Warrant Units were forfeited and no Cboe Digital Restricted Common Units or Warrant Units were outstanding as of the three months ended September 30, 2024. See below for additional information.

The activity in the Company’s restricted stock, consisting of restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the nine months ended September 30, 2024 was as follows:
RSUs
The following table summarizes RSU activity during the nine months ended September 30, 2024:

	Number of Shares	Weighted average grant date fair value
Nonvested stock at December 31, 2023	638,181	$125.25
Granted	224,772	183.16
Vested	(282,038)	114.89
Forfeited	(35,900)	145.50
Nonvested stock at September 30, 2024	545,015	$153.16
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
During the nine months ended September 30, 2024, to satisfy employees’ tax obligations upon the vesting of restricted stock, the Company purchased 103,466 shares of common stock totaling $19.4 million as a result of the vesting of 281,684 shares of restricted stock.
PSUs
The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the nine months ended September 30, 2024:

	Number of Shares	Weighted average grant date fair value
Nonvested stock at December 31, 2023	134,484	$127.72
Granted	86,996	145.21
Vested	(110,376)	100.50
Forfeited	—	—
Nonvested stock at September 30, 2024	111,104	$168.45
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
During the nine months ended September 30, 2024, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 46,867 shares of common stock totaling $8.6 million as a result of the vesting of 110,376 shares of performance stock.
As of September 30, 2024, there were $62.5 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 1.9 years.
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
The Company records compensation expense over the offering period related to the discount that is given to employees, which totaled $1.1 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $2.4 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, 491,793 shares were reserved for future issuance under the ESPP.
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
In connection with winding down the Cboe Digital spot market, on June 12, 2024, the Company entered into Unit Repurchase Agreements with holders of Cboe Digital Restricted Common Units to repurchase its outstanding Restricted Common Units in exchange for forgiveness of the related promissory note. Certain former investor members also received a cash payment in addition to the forgiveness of their promissory note. The former Cboe Digital investor who paid for their Restricted Common Units in cash also received an additional payment equal to the amount they paid for their Restricted Common Units. As a result, all Cboe Digital Restricted Common Units were forfeited as of June 30, 2024. The Company paid $3.3 million in total to settle the Restricted Common Units. No Cboe Digital Restricted Common Units were outstanding during the three months ended September 30, 2024.
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

The cost associated with the options was recognized as contra-revenue, net of actual forfeitures and based on the continued probability of the satisfaction of performance conditions ratably over the vesting period. The wind down of the Cboe Digital spot market resulted in a forfeiture of all Cboe Digital Restricted Common Units and a reversal of contra-revenue previously recorded. Cash payments to former investor members attributable to the Restricted Common Units (other than payments to the former investor member to refund their cash payment for the Restricted Common Units) were recorded as contra-revenue. As a result, $2.4 million of contra-revenue was reversed in the three months ended June 30, 2024. All amounts previously recorded within other assets, net relating to the Restricted Common Units were reversed. Any impact to other income (expense), net for changes in the fair value of the Cboe Digital Restricted Common Units was reversed.
Changes in the fair value of the options, subsequent to the grant date, were recognized in other income (expense), net in the condensed consolidated statements of income in the period in which the fair value of the options changed. The Company used a Black Scholes pricing model to estimate the fair value of the in-substance stock options which incorporated the following assumptions as of December 31, 2023: risk-free interest rate range (3.81 to 3.90)%, expected dividend rate (0)%, expected volatility (60 to 65)%, and expected term of 3.9 to 5.9 years. For the three months ended June 30, 2024, there was $(0.3) million recognized in other income (expense), net in the condensed consolidated statements of income related to a reversal of previously recognized fair value adjustments of the options.
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
The wind down of the Cboe Digital spot market resulted in a forfeiture of all earned Incentive Program Units and a reversal of contra-revenue previously recorded. Cash payments to former investor members attributable to the Incentive Program Units were recorded as contra-revenue. The Company paid $2.3 million in total to settle the Incentive Program Units. As a result, $1.4 million of contra-revenue was recorded in the three months ended June 30, 2024, due to the cash payments exceeding the amount of contra-revenue previously recorded for Incentive Program Units. All amounts previously recorded within other assets, net and other income (expense), net for changes in the fair value relating to the Restricted Common Units were reversed.
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
In connection with winding down the spot digital asset trading market, this former investor member agreed to settle their outstanding Warrant Units for a one-time cash payment as a part of their Unit Repurchase Agreement. Unvested Warrant Units were forfeited. The Company paid $0.4 million in total to settle the Warrant Units. No Cboe Digital Warrant Units were outstanding during the three months ended September 30, 2024.
The cost associated with the Warrant Units was recognized as contra-revenue ratably throughout the expected life of the Warrant before exercise. Changes in the fair value of the Warrant Units, subsequent to the grant date, were recognized in other income (expense), net in the condensed consolidated statements of income in the period in which the fair value of the Warrant Units changed. The Company used a Black Scholes pricing model to estimate the fair value of the Warrant Units which incorporated the following assumptions as of December 31, 2023: risk-free interest rate (3.89)%, expected dividend rate (0)%, expected volatility (65)%, and expected term of 4.0 years. Given the cash payment to the Warrant Units holder relates to a settlement of a vested instrument, the difference between the liability previously recorded for the vested Warrant Units and the amount of the Unit Repurchase Agreement was recorded as $1.3 million recognized in other income (expense), net in the condensed consolidated statements of income in the three months ended June 30, 2024.
18.    EQUITY
Common Stock
The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of September 30, 2024, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 106,009,818 and 104,677,388 shares were issued and outstanding, respectively. As of December 31, 2023, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 105,556,817 and 105,527,815 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.
Common Stock in Treasury, at Cost
The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are retired or they are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. When treasury shares are retired, they are removed from the common stock in treasury balance. The Company held 1,332,430 and 29,002 shares of common stock in treasury as of September 30, 2024 and December 31, 2023, respectively.
Share Repurchase Program
In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $2.3 billion. The Company expects to fund repurchases primarily through the use of existing cash balances. The program permits the Company to purchase shares, through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.
The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the period presented as follows:

	Three Months Ended September 30,
	2024	2023
Number of shares of common stock repurchased	144,370	—
Average price paid per share	$170.45	$—
Total purchase price (in millions)	$24.6	$—
Since inception of the program through September 30, 2024, the Company has repurchased 20,758,383 shares of common stock at an average cost per share of $78.05, for a total value of $1.6 billion.
As of September 30, 2024 and 2023, the Company had $679.8 million and $139.8 million of availability remaining under its existing share repurchase authorizations, respectively.
Purchase of Common Stock from Employees
The Company purchased 4,272 and 5,376 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $204.47 and $147.06 during the three months ended September 30, 2024, and 2023, respectively. These shares consisted of shares retained to cover payroll withholding taxes or costs in connection with the vesting of restricted stock units and performance share awards.
Preferred Stock
The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of September 30, 2024, and December 31, 2023, the Company had no shares of preferred stock issued or outstanding.
Dividends
During the three months ended September 30, 2024, the Company declared and paid cash dividends per share of $0.63 for an aggregate payout of $66.3 million. During the three months ended September 30, 2023, the Company declared and paid cash dividends per share of $0.55 for an aggregate payout of $58.5 million.
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
The effective tax rate from continuing operations was 29.3% and 22.9% for the three months ended September 30, 2024 and 2023, respectively, and 29.3% and 27.7% for the nine months ended September 30, 2024 and 2023, respectively.
The higher effective tax rate for the three and nine months ended September 30, 2024 compared to the same periods in 2023 is primarily due to releases of penalties and interest associated with Section 199 positions in 2023.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per share numerator:
Net income	$218.5	$208.2	$568.4	$549.4
Net income allocated to participating securities	(1.1)	(1.1)	(3.0)	(2.7)
Net income allocated to common stockholders	$217.4	$207.1	$565.4	$546.7
Basic earnings per share denominator:
Weighted average shares outstanding	104.7	105.7	105.2	105.8
Basic earnings per share	$2.08	$1.96	$5.38	$5.17

Diluted earnings per share numerator:
Net income	$218.5	$208.2	$568.4	$549.4
Net income allocated to participating securities	(1.1)	(1.1)	(3.0)	(2.7)
Net income allocated to common stockholders	$217.4	$207.1	$565.4	$546.7
Diluted earnings per share denominator:
Weighted average shares outstanding	104.7	105.7	105.2	105.8
Dilutive common shares issued under stock program	0.4	0.4	0.4	0.4
Total dilutive weighted average shares	105.1	106.1	105.6	106.2
Diluted earnings per share	$2.07	$1.95	$5.36	$5.15
For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share.

21.    COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Legal Proceedings
As of September 30, 2024, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.
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
As of September 30, 2024, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.
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
On October 17, 2023, the American Securities Association (“ASA”) and Citadel Securities, LLC (“Citadel”) filed a Petition for Review of the CAT Funding Model Order in the U.S. Court of Appeals for the 11th Circuit (“11th Circuit”). On November 16, 2023, the Cboe U.S. national securities exchanges, the NYSE U.S. national securities exchanges, the Nasdaq U.S. national securities exchanges and CATLLC ("Intervenors") filed motions to intervene on behalf of the SEC. On January 17, 2024, the 11th Circuit granted each of the motions to intervene on behalf of the SEC and established a briefing schedule and merits briefing concluded in the second quarter of 2024.
On September 13, 2024, Citadel moved: (1) to stay the CAT Funding Model Order and (2) enjoin the collection of CAT fees pursuant to fee filings submitted in August 2024, until the litigation is resolved. On September 30, 2024, the SEC and the Intervenors filed responses opposing Citadel's request for a stay and injunctive relief. The 11th Circuit is expected to schedule oral argument on the merits for the week of January 13, 2025. This challenge or any other challenge to the CAT Funding Model Order and/or Plan Participant(s) fee filings may significantly delay efforts to implement the CAT fees. As a result, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT. The Company believes the challenge is without merit and intends to vigorously litigate the matter.
CAT Putative Class Action
A putative class action was filed on April 16, 2024 captioned Erik A. Davidson, John Restivo and National Center for Public Policy Research vs. Gary Gensler, SEC and CATLLC. Cboe and the Plan Participants are not parties to this litigation. The complaint alleges, among other things, that the SEC engaged in unlawful agency action and violated multiple provisions of the U.S. Constitution when it promulgated Rule 613 in 2012 mandating the creation and funding of the CAT. Plaintiffs’ motion for a preliminary injunction and stay was denied and expedited summary judgment briefing is underway. This challenge or any other challenge to the constitutionality of the CAT may delay CATLLC’s assessment of CAT fees to recover a portion of CAT costs. As a result, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT.

Citadel Petition for Review of SEC Temporary Conditional Exemptive Order
On July 17, 2024, Citadel filed a Petition for Review (“PFR”) of the SEC’s May 20, 2024 Order Granting A Temporary Conditional Exemption Pursuant to Section 36(a)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 608(e) of Regulation NMS Under the Exchange Act, Relating to the Reporting of Responses to Requests for Quotes and Other Solicitation Responses Provided in a Standard Electronic Format, as Required by Section 6.4(d) of the NMS Plan Governing the CAT (“CAT RFQ Exemptive Order”) in the 11th Circuit. The PFR does not identify any requested relief. On August 1, 2024, the 11th Circuit granted Citadel's July 19, 2024 unopposed motion to stay the PFR until a decision is issued in the CAT Funding Model Order Litigation (described above), which is also before the 11th Circuit. On September 11, 2024, the 11th Circuit granted motions filed by the Cboe U.S. national securities exchanges, the Nasdaq U.S. national securities exchanges and CATLLC to intervene on behalf of the SEC. This challenge or any other challenge to SEC Orders concerning the CAT may delay the CATLLC’s implementation of CAT fees to recover a portion of CAT costs. As a result, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT.
Other
As self-regulatory organizations under the jurisdiction of the SEC, Cboe Options, C2, BZX, BYX, EDGX and EDGA are subject to routine reviews and inspections by the SEC. As designated contract markets under the jurisdiction of the CFTC, CFE and Cboe Digital Exchange are subject to routine rule enforcement reviews and examinations by the CFTC. As a derivatives clearing organization under the jurisdiction of the CFTC, Cboe Clear Digital is also subject to routine audits and examinations by state regulators. Cboe SEF, LLC is a swap execution facility registered with the CFTC and subject to routine rule enforcement reviews and examinations by the CFTC. Cboe Trading, BIDS Trading and Cboe Fixed Income are subject to reviews and inspections by FINRA. The Company has from time to time received inquiries and investigative requests from the SEC’s Division of Examinations and the CFTC’s Division of Market Oversight as well as the SEC Division of Enforcement and CFTC Division of Enforcement seeking information about the Company’s compliance with its obligations as a self-regulatory organization under the federal securities laws and Commodity Exchange Act as well as members’ compliance with the federal securities laws and Commodity Exchange Act.
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
As the Company previously held digital assets for customers, Cboe Digital committed to securely storing all digital assets it formerly held on behalf of users. As such, Cboe Digital was potentially liable to its users for losses arising from theft or loss of user private keys. Cboe Digital has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets formerly within its control, (iii) it has established security around custodial private keys to minimize the risk of theft or loss, and (iv) Cboe Digital no longer holds digital assets for customers. There were no loss events impacting safeguarded assets caused by the theft or loss of digital asset user private keys as of September 30, 2024.
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

Contractual Obligations
The Company has contractual obligations related to licensing agreements with various licensors, some of which included fixed fees and/or variable fees calculated using agreed upon contracted rates and reported cleared volumes. Certain licensing agreements contain annual minimum fee requirements that total between $17.1 million and $18.1 million each year for the next five years. On January 29, 2024, the Company entered into an addendum to the corporate agreement with a cloud services provider, which contains annual minimum fee requirements that total between $5.3 million and $6.9 million each year for the next five years. Cboe Canada Inc. has purchase obligations primarily related to software development activities of $0.6 million in total over the next one year.
See Note 12 (“Clearing Operations”) for information on the clearinghouse exposure guarantees for Cboe Clear Europe and Cboe Clear Digital.
See Note 22 (“Leases”) for information on lease obligations.
22.    LEASES
The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of September 30, 2024. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the three months ended September 30, 2024, $20.1 million of right of use assets and $20.1 million of lease liabilities were added related to new leases and existing lease extensions.
In May 2024, the Company entered into an agreement to amend its lease agreement for its Lenexa, Kansas office space. As part of the agreement, the lease term was reduced and now ends on September 30, 2025. In consideration for the reduction in lease term, the Company agreed to pay a reduction fee totaling $1.3 million to be paid in two equal installments in May 2024 and September 2025. The amended lease agreement was treated as a full termination without an embedded option to terminate included in the original agreement. Upon the termination, the Company considered the present value of future lease payments and adjusted its right of use assets and lease liabilities balances accordingly based on the percentage reduction in the remaining lease term; the right of use assets decreased $10.3 million and the lease liabilities decreased $11.0 million, with the $0.7 million difference recorded as a gain on lease termination in other income (expense), net in the condensed consolidated statements of income during the three months ended June 30, 2024. The $1.3 million lease reduction payments are included in the present value of the lease liability balance along with normal rent payments and will be recognized through straight-line lease expense over the remaining term of the lease.
Additionally, in September 2024, the Company signed a new lease to secure approximately 60,000 square feet of office space in Overland Park, Kansas. The initial term of the lease is 129 months from the accounting commencement date, September 1, 2024. The Company has the option to renew the lease for two additional terms of 60 months each. The total legally binding minimum lease payments for the lease are approximately $12.0 million, net of allowance incentives.
The following table presents the supplemental balance sheet information related to leases as of September 30, 2024 and December 31, 2023, respectively (in millions):

	September 30, 2024	December 31, 2023
Operating lease right of use assets	$130.7	$136.6
Total leased assets	$130.7	$136.6

Current operating lease liabilities (1)	$20.4	$20.8
Non-current operating lease liabilities	143.9	150.8
Total leased liabilities	$164.3	$171.6
___________________________
(1) These amounts are reflected within accounts payable and accrued liabilities in the condensed consolidated balance sheets.

The following table presents operating lease costs and other information as of and for the three and nine months ended September 30, 2024 and 2023, respectively (in millions, except as stated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs (1)	$9.0	$9.3	$27.5	$26.8

Lease term and discount rate information:
Weighted average remaining lease term (years)			7.7	9.4
Weighted average discount rate			3.5%	3.2%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities	$6.4	$5.4	$20.8	$18.4
Right of use assets obtained in exchange for lease liabilities	20.1	11.7	20.4	14.8
Reduction in lease liability due to remeasurement	(2.5)	—	(14.0)	—
___________________________
(1) Includes short-term lease and variable lease costs, which are immaterial.
The maturities of the lease liabilities are as follows as of September 30, 2024 (in millions):

September 30, 2024
Remainder of 2024	$6.4
2025	26.7
2026	29.5
2027	25.9
2028	23.8
After 2028	81.4
Total lease payments	$193.7
Less: Interest	(29.4)
Present value of lease liabilities	$164.3
23. SUBSEQUENT EVENTS
On October 18, 2024, the Company acquired a 14.8% minority ownership stake in Japannext Co., Ltd., a Japanese Proprietary Trading System and alternative trading venue.
On October 25, 2024, the Board of Directors declared a quarterly cash dividend of $0.63 per share. The dividend is payable on December 13, 2024 to stockholders of record at the close of business on November 29, 2024.
There have been no other subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the nine months ended September 30, 2024.

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
On April 25, 2024, the Company announced plans to refocus the digital asset business to leverage its core strengths in derivatives, technology, and product innovation. On May 31, 2024, the Company halted trading on the Cboe Digital spot market (“Cboe Digital spot market”). The Cboe Digital spot market is closed for all participant and trading purposes. In addition, the Company plans to transition its cash-settled Bitcoin and Ether futures contracts, currently available for trading on Cboe Digital Exchange, LLC's Digital Exchange ("Cboe Digital Exchange"), to CFE in the first half of 2025, pending regulatory review. The Company has brought Cboe Clear Digital under unified leadership with the Global Head of Clearing, and expects to continue to facilitate the clearing of cash-settled Bitcoin and Ether futures contracts.
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
Business Segments
The Company operates six reportable business segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital, which is reflective of how the Company's CODM reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). Segment performance is primarily evaluated based on operating income (loss). The Company’s CODM does not use segment-level assets or income and expenses below operating income (loss) as key performance metrics; therefore, such information is not presented below. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

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
Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, exchange-traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities transaction services of Cboe Australia and Cboe Japan, operators of trading venues in Australia and Japan, respectively, along with equities transactions that occur on the BIDS Trading platform in Australia and Japan. Cboe Europe operates lit and dark books, a periodic auctions book, a closing cross book, and Cboe BIDS Europe, a Large-in-Scale (“LIS”) trading negotiation facility predominately for UK and Swiss symbols. Cboe NL, based in Amsterdam, operates similar business functionality to that offered by Cboe Europe, and provides for trading only in European Economic Area (“EEA”) symbols. Cboe Europe Derivatives, a pan-European derivatives platform, offers futures and options based on Cboe Europe equity indices, and single stock options. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia and Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.
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
Digital. The Digital segment includes a regulated futures exchange and a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. Prior to May 31, 2024, the Digital segment also included a U.S.-based spot digital asset trading market. As of May 31, 2024, the Cboe Digital spot market is closed for all participant and trading purposes. In addition, the Company plans to transition its cash-settled Bitcoin and Ether futures contracts, currently available for trading on the Cboe Digital Exchange, to CFE in the first half of 2025, pending regulatory review. The Company intends to continue to present Digital as a distinct reportable business segment through at least the year ending December 31, 2024.
General Factors Affecting Results of Operations
In broad terms, our business performance is impacted by a number of drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, the regulatory environment for capital markets, geopolitical events, tax policies, central bank policies and changing technology, particularly in the financial services industry. We believe our future revenues and net income will continue to be influenced by a number of domestic and international economic trends, including:
•trading volumes on our proprietary products such as VIX options and futures and SPX options;
•trading volumes in listed equity securities, options, futures, and ETPs in North America, Europe, and Asia Pacific, clearing volumes in listed equity securities and ETPs in Europe, volumes in digital assets, and volumes in institutional FX trading;

•the demand for and pricing structure of the U.S. tape plan market data distributed by the Securities Information Processors (“SIPs”), which determines the pool size of the industry market data fees we receive based on our market share;
•consolidation and expansion of our customers and competitors in the industry;
•the demand for information about, or access to, our markets and products, which is dependent on the products we trade, our importance as a liquidity center, quality and integrity of our proprietary indices, and the quality and pricing of our data and access and capacity services;
•continuing pressure in transaction fee pricing due to intense competition in the North American, European, and Asia Pacific markets;
•significant fluctuations in foreign currency translation rates or weakened value of currencies; and
•regulatory changes and obligations relating to market structure, digital assets and increased capital or margin requirements, and those which affect certain types of instruments, transactions, products, pricing structures, capital market participants or reporting or compliance requirements.
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
Components of Cost of Revenues
Liquidity Payments
Liquidity payments are primarily correlated to the volume of securities traded on our markets. As stated above, we record the liquidity rebates paid to market participants providing liquidity, in the case of Cboe Options, C2, BZX, EDGX, and Cboe Europe Equities and Derivatives, and Cboe Digital, as cost of revenue. BYX and EDGA offer a pricing model where we rebate liquidity takers for executing against an order resting on our book, which is also recorded as a cost of revenues. On October 1, 2024 Cboe announced its plan to transition EDGA from an inverted fee model to a maker/taker fee model, effective November 1, 2024, subject to regulatory review.
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
Section 31 Fees
Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA as well as CFE to the extent that CFE offers trading in security futures products) are assessed fees pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat these fees as a pass-through charge to customers executing eligible listed equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as regulatory transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. Cboe Trading, Cboe Europe, Cboe NL, BIDS, Cboe FX, Cboe Australia, Cboe Japan, Cboe Digital, and Cboe Canada Inc. are not U.S. national securities exchanges and, accordingly, are not charged Section 31 fees.
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

The following summarizes changes in financial performance for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. “YTD” represents the nine month periods ended September 30, 2024 and 2023, respectively:
(1)These are Non-GAAP figures for which reconciliations are provided below (in millions, except percentages, earnings per share, and as noted below).

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2024	2023			2024	2023
Total revenues	$1,055.7	$908.8	$146.9	16%	$2,986.9	$2,804.8	$182.1	6%
Total cost of revenues	523.7	428.3	95.4	22%	1,439.0	1,385.8	53.2	4%
Revenues less cost of revenues	532.0	480.5	51.5	11%	1,547.9	1,419.0	128.9	9%
Total operating expenses	224.6	209.3	15.3	7%	748.0	655.1	92.9	14%
Operating income	307.4	271.2	36.2	13%	799.9	763.9	36.0	5%
Income before income tax provision	309.0	270.1	38.9	14%	804.1	760.1	44.0	6%
Income tax provision	90.5	61.9	28.6	46%	235.7	210.7	25.0	12%
Net income	$218.5	$208.2	$10.3	5%	$568.4	$549.4	$19.0	3%
Basic earnings per share	$2.08	$1.96	$0.12	6%	$5.38	$5.17	$0.21	4%
Diluted earnings per share	2.07	1.95	0.12	6%	5.36	5.15	0.21	4%
EBITDA (1)	341.1	319.7	21.4	7%	920.5	918.3	2.2	0%
EBITDA margin (2)	64.1%	66.5%	(2.4)%	*	59.5%	64.7%	(5.2)%	*
Adjusted EBITDA (1)	$342.0	$320.5	$21.5	7%	$1,020.0	$924.1	$95.9	10%
Adjusted EBITDA margin (3)	64.3%	66.7%	(2.4)%	*	65.9%	65.1%	0.8%	*
Adjusted earnings (4)	$232.9	$218.9	$14.0	6%	$686.8	$609.4	$77.4	13%
Adjusted earnings margin (4)	43.8%	45.6%	(1.8)%	*	44.4%	42.9%	1.5%	*
Diluted weighted average shares outstanding	105.1	106.1	(1.0)	(1)%	105.6	106.2	(0.6)	(1)%
Adjusted diluted earnings per share (5)	$2.22	$2.06	$0.16	8%	$6.52	$5.74	$0.78	14%
___________________________
*Not meaningful

(1)EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs, change in contingent consideration, impairment of intangible assets, loss (gain) on investment, costs related to the Cboe Digital wind down, gain on sale of property held for sale, contra-revenue associated with the Cboe Digital syndication wind down, gain on Cboe Digital non-recourse notes and warrants wind down, and income from investment. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(3)Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(4)Adjusted earnings is defined as net income adjusted for amortization of acquired intangible assets, acquisition-related costs, change in contingent consideration, impairment of intangible assets, loss (gain) on investment, costs related to the Cboe Digital wind down, loss (gain) on sale of property held for sale, contra-revenue associated with the Cboe Digital syndication wind down, gain on Cboe Digital non-recourse notes and warrants wind down, income from investment, certain tax reserve changes, and net income or loss allocated to participating securities, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income or loss, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(5)Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding.

The following is a reconciliation of net income allocated to common stockholders to EBITDA and adjusted EBITDA (in millions) for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,
	2024
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$220.0	$43.9	$11.3	$29.3	$9.2	$(5.2)	$(91.1)	$217.4
Interest expense (income), net	(0.1)	(0.7)	0.8	—	—	(0.9)	2.3	1.4
Income tax provision (benefit)	—	0.7	(0.6)	—	—	—	90.4	90.5
Depreciation and amortization	6.6	14.1	7.2	0.6	3.1	0.1	0.1	31.8
EBITDA	226.5	58.0	18.7	29.9	12.3	(6.0)	1.7	341.1
Acquisition-related costs	—	0.1	—	—	—	(0.1)	—	—
Change in contingent consideration	—	(1.0)	—	—	—	—	0.1	(0.9)
Loss (gain) on investment	—	—	—	—	—	—	1.0	1.0
Costs related to Cboe Digital wind down	—	—	—	—	—	0.8	—	0.8
Adjusted EBITDA	$226.5	$57.1	$18.7	$29.9	$12.3	$(5.3)	$2.8	$342.0

	Three Months Ended September 30,
	2023
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$212.8	$34.5	$2.2	$24.2	$8.5	$(11.8)	$(63.3)	$207.1
Interest expense (income), net	—	(0.4)	1.1	—	—	(0.7)	11.9	11.9
Income tax provision (benefit)	—	0.7	(0.9)	—	—	—	62.1	61.9
Depreciation and amortization	9.1	16.3	7.4	0.2	3.8	1.9	0.1	38.8
EBITDA	221.9	51.1	9.8	24.4	12.3	(10.6)	10.8	319.7
Acquisition-related costs	—	0.3	0.2	—	—	0.2	0.1	0.8
Adjusted EBITDA	$221.9	$51.4	$10.0	$24.4	$12.3	$(10.4)	$10.9	$320.5

The following is a reconciliation of net income allocated to common stockholders to EBITDA and adjusted EBITDA (in millions) for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,
	2024
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$650.9	$126.0	$29.7	$77.5	$24.9	$(101.5)	$(242.1)	$565.4
Interest expense (income), net	(0.2)	(1.5)	2.9	—	—	(3.1)	20.4	18.5
Income tax provision (benefit)	—	2.4	(2.2)	—	—	—	235.5	235.7
Depreciation and amortization	20.1	44.2	21.7	1.8	10.4	2.6	0.1	100.9
EBITDA	670.8	171.1	52.1	79.3	35.3	(102.0)	13.9	920.5
Acquisition-related costs	—	0.3	0.3	—	—	0.1	0.5	1.2
Change in contingent consideration	—	(1.0)	—	—	—	—	3.1	2.1
Impairment of intangible assets	—	—	—	—	—	81.0	—	81.0
Loss (gain) on investment	—	—	—	—	—	—	17.0	17.0
Costs related to Cboe Digital wind down	—	—	—	—	—	1.6	—	1.6
Gain on sale of property held for sale	(1.0)	—	—	—	—	—	—	(1.0)
Gain on Cboe Digital non-recourse notes and warrants wind down	—	—	—	—	—	(1.4)	—	(1.4)
Cboe Digital syndication wind down	—	—	—	—	—	(1.0)	—	(1.0)
Adjusted EBITDA	$669.8	$170.4	$52.4	$79.3	$35.3	$(21.7)	$34.5	$1,020.0

	Nine Months Ended September 30,
	2023
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital	Corporate	Total
Net income (loss) allocated to common stockholders	$615.5	$83.8	$16.7	$63.3	$17.8	$(32.5)	$(217.9)	$546.7
Interest expense (income), net	—	(1.0)	3.7	—	(0.1)	(1.3)	39.6	40.9
Income tax provision (benefit)	—	2.9	(1.8)	—	0.3	(1.0)	210.3	210.7
Depreciation and amortization	22.7	52.5	23.9	1.4	13.9	5.5	0.1	120.0
EBITDA	638.2	138.2	42.5	64.7	31.9	(29.3)	32.1	918.3
Acquisition-related costs	—	1.2	1.1	—	—	1.0	4.6	7.9
Income from investment	—	—	—	—	—	—	(2.1)	(2.1)
Adjusted EBITDA	$638.2	$139.4	$43.6	$64.7	$31.9	$(28.3)	$34.6	$924.1

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income allocated to common stockholders	$217.4	$207.1	$565.4	$546.7
Acquisition-related costs	—	0.8	1.2	7.9
Amortization of acquired intangible assets	20.7	28.2	68.1	88.4
Gain on Cboe Digital non-recourse notes and warrants wind down	—	—	(1.4)	—
Cboe Digital syndication wind down	—	—	(1.0)	—
Change in contingent consideration	(0.9)	—	2.1	—
Impairment of intangible assets	—	—	81.0	—
Loss (gain) on investment	1.0	—	17.0	—
Costs related to Cboe Digital wind down	0.8	—	1.6	—
Gain on sale of property held for sale	—	—	(1.0)	—
Income from investment	—	—	—	(2.1)
Tax effect of adjustments	(4.7)	(6.9)	(44.3)	(23.3)
Increase of tax reserves	(1.6)	(10.2)	(5.6)	(7.9)
Valuation allowances	0.3	—	4.4	—
Net income allocated to participating securities	(0.1)	(0.1)	(0.7)	(0.3)
Adjusted earnings	$232.9	$218.9	$686.8	$609.4

The following summarizes changes in certain operational and financial metrics for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

The following summarizes changes in certain operational and financial metrics for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 (continued from previous page):

The following table includes operational and financial metrics for our Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX segments. The following summarizes changes in certain operational and financial metrics for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023:

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2024	2023			2024	2023
	(in millions, except percentages, trading days, and as noted below)				(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	48.7	43.4	5.3	12%	47.4	44.1	3.3	7%
Total touched contracts (1)	14.9	14.6	0.3	2%	14.7	14.5	0.2	1%
Multi-listed contract ADV	10.7	10.8	(0.1)	(2)%	10.6	10.8	(0.2)	(2)%
Index contract ADV	4.2	3.7	0.5	13%	4.1	3.7	0.4	12%
Number of trading days	64	63	1	2%	188	187	1	1%
Total Options revenue per contract (RPC) (2)	$0.298	$0.270	$0.028	10%	$0.298	$0.269	$0.029	11%
Multi-listed options RPC (2)	$0.063	$0.055	$0.008	15%	$0.063	$0.060	$0.003	5%
Index options RPC (2)	$0.892	$0.894	$(0.002)	(0)%	$0.901	$0.887	$0.014	2%
Total Options market share	30.5%	33.6%	(3.1)%	*	31.0%	32.9%	(1.9)%	*
Multi-listed options market share	24.0%	27.4%	(3.4)%	*	24.5%	26.8%	(2.3)%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total touched shares (in billions) (1)	1.3	1.4	(0.1)	(5)%	1.4	1.5	(0.1)	(2)%
Market ADV (in billions)	11.5	10.4	1.1	10%	11.7	11.0	0.7	6%
Market share	10.9%	12.7%	(1.8)%	*	11.7%	12.7%	(1.0)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (3)	$0.024	$0.022	$0.002	6%	$0.023	$0.020	$0.003	12%
U.S. ETPs: launches (number of launches)	84	33	51	155%	182	74	108	146%
U.S. ETPs: listings (number of listings)	826	634	192	30%	826	634	192	30%
U.S. Equities - Off-Exchange:
ADV:
Total touched shares (in millions) (1)	79.3	73.8	5.5	7%	78.7	80.6	(1.9)	(2)%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (4)	$0.135	$0.125	$0.010	9%	$0.135	$0.120	$0.015	13%
Trading days	64	63	1	2%	188	187	1	1%
Canadian Equities:
ADV (matched shares, in millions) (5)	135.9	127.5	8.4	7%	144.3	134.2	10.1	8%
Trading days	63	62	1	2%	189	188	1	1%
Net capture (per 10,000 touched shares, in Canadian dollars) (6)	$4.240	$3.976	$0.264	7%	$4.091	$4.024	$0.067	2%
Europe and Asia Pacific:
European Equities:
ADNV:
Matched ADNV (Euros - in billions) (7)	€9.3	€8.0	€1.3	16%	€9.6	€9.5	€0.1	1%
Market ADNV (in billions)	€38.9	€34.3	€4.6	13%	€41.0	€39.6	€1.4	4%
Trading days	66	65	1	2%	193	193	—	—%
Market share	23.8%	23.2%	0.6%	*	23.3%	24.0%	(0.7)%	*
Net capture (per matched notional value (bps), in Euros) (8)	€0.257	€0.232	€0.025	11%	€0.252	€0.224	€0.028	13%
Cboe Clear Europe:
Trades cleared (9)	306.9	255.2	51.7	20%	900.2	890.1	10.1	1%
Fee per trade cleared (10)	€0.008	€0.010	€(0.002)	(15)%	€0.008	€0.009	€(0.001)	(8)%
European equities market share cleared (11)	37.2%	33.8%	3.4%	*	36.2%	33.9%	2.3%	*
Net settlement volume (12)	2.9	2.5	0.4	19%	8.2	7.5	0.7	9%
Net fee per settlement (13)	€1.026	€0.927	€0.099	11%	€1.044	€0.923	€0.121	13%
Australian Equities:
ADNV (AUD - in billions)	$0.8	$0.7	$0.1	28%	$0.8	$0.7	$0.1	13%
Trading days	66	65	1	2%	190	189	1	1%
Market share - Continuous	20.8%	17.9%	2.9%	*	20.7%	18.2%	2.5%	*
Net capture (per matched notional value (bps), in Australian Dollars) (14)	$0.156	$0.155	$0.001	0%	$0.155	$0.158	$(0.003)	(2)%
Japanese Equities:
ADNV (JPY - in billions)	¥323.3	¥148.7	¥174.6	117%	¥318.2	¥172.0	¥146.2	85%
Trading days	62	62	—	—%	182	184	(2)	(1)%
Market share - Lit Continuous	5.4%	3.3%	2.1%	*	5.3%	4.0%	1.3%	*
Net capture (per matched notional value (bps), in Yen) (15)	¥0.220	¥0.257	¥(0.037)	(14)%	¥0.225	¥0.252	¥(0.027)	(11)%
Futures:
ADV (in thousands)	273.7	230.0	43.7	19%	249.6	219.8	29.8	14%
Trading days	64	63	1	2%	188	187	1	1%
Revenue per contract	$1.767	$1.753	$0.014	1%	$1.759	$1.765	$(0.006)	(0)%
Global FX:
ADNV ($ - in billions)	$48.3	$44.4	$3.9	9%	$47.1	$44.0	$3.1	7%
Market share	19.1%	20.2%	(1.1)%	*	19.8%	19.6%	0.2%	*
Trading days	66	65	1	2%	195	195	—	—%
Net capture (per one million dollars traded) (16)	$2.66	$2.64	$0.02	1%	$2.66	$2.65	$0.01	0%

Average British pound/U.S. dollar exchange rate	$1.301	$1.266	$0.035	3%	$1.277	$1.244	$0.033	3%
Average Canadian dollar/U.S. dollar exchange rate	$0.733	$0.745	$(0.012)	(2)%	$0.735	$0.743	$(0.008)	(1)%
Average Euro/U.S. dollar exchange rate	$1.099	$1.088	$0.011	1%	$1.087	$1.083	$0.004	0%
Average Euro/British pound exchange rate	£0.845	£0.860	£(0.015)	(2)%	£0.851	£0.871	£(0.020)	(2)%
Average Australian dollar/U.S. dollar exchange rate	$0.670	$0.654	$0.016	2%	$0.662	$0.669	$(0.007)	(1)%
Average Japanese Yen/U.S. dollar exchange rate	$0.007	$0.007	$—	(3)%	$0.007	$0.007	$—	(9)%
_____________________________________
*Not meaningful
Note, the Digital segment is not included as results were not material for the three and nine months ended September 30, 2024 and 2023.
Note, the percent change listed represents the change in the unrounded metrics figures.

(1)Touched volume represents the total number of shares of equity securities and ETFs internally matched on our exchanges or routed to and executed on an external market center.
(2)Average revenue per contract, for options and futures, represents total net transaction fees recognized for the period divided by total contracts traded during the period.
(3)Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX, and EDGA and the number of trading days.
(4)Net capture per one hundred touched shares refers to transaction fees less order and execution management system (OMS/EMS) fees and clearing costs divided by the product of one-hundredth ADV of touched shares on BIDS Trading and the number of trading days for the period.
(5)Matched volume represents the total number of shares of equity securities and ETFs activity executed on our exchanges.
(6)Net capture per 10,000 touched shares refers to transaction fees divided by the product of one-ten thousandth ADV of shares for Cboe Canada Inc. and the number of trading days.
(7)Matched ADNV represents the average daily notional value of shares or contracts executed on our exchanges.
(8)Net capture per matched notional value refers to transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Cboe Europe Equities and the number of trading days.
(9)Trades cleared refers to the total number of non-interoperable trades cleared.
(10)Fee per trade cleared refers to clearing fees divided by number of non-interoperable trades cleared.
(11)European Equities market share cleared represents Cboe Clear Europe’s client volume cleared divided by the total volume of the publicly reported European venues.
(12)Net settlement volume refers to the total number of settlements executed after netting.
(13)Net fee per settlement refers to settlement fees less direct costs incurred to settle divided by the number of settlements executed after netting.
(14)Net capture per matched notional value refers to transaction fees less liquidity payments in Australian dollars divided by the product of ADNV in Australian dollars of shares matched on Cboe Australia and the number of Australian Equities trading days.
(15)Net capture per matched notional value refers to transaction fees less liquidity payments in Japanese Yen divided by the product of ADNV in Japanese Yen of shares matched on Cboe Japan and the number of Japanese Equities trading days.
(16)Net capture per one million dollars traded refers to net transaction fees less liquidity payments, if any, divided by the Spot and SEF products of one-thousandth of ADNV traded on the Cboe FX Markets and the number of trading days, divided by two, which represents the buyer and seller that are both charged on the transaction.

Revenues
Total revenues for the three months ended September 30, 2024 increased $146.9 million, or 16%, compared to the same period in 2023 primarily due to increases in cash and spot markets and derivatives markets revenue, driven by an increase in the Section 31 fee rate following a rate change in May 2024, coupled with an increase in transaction and clearing fees, driven by increased volumes traded on the Cboe Options and European Equities exchanges, as well as pricing changes on the U.S. Equities exchanges. Total revenues for the nine months ended September 30, 2024 increased $182.1 million, or 6%, compared to the same period in 2023 primarily due to an increase in cash and spot markets and derivatives markets revenue, driven by an increase in the Section 31 fee rate following rate changes in 2023 and 2024, an increase in transaction and clearing fees, driven by increased volumes traded on the Cboe Options and Futures exchanges, and an increase in other revenue attributable to Cboe Clear Europe.
The following summarizes changes in revenues for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 (in millions, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2024	2023			2024	2023
Cash and spot markets	$434.1	$335.1	$99.0	30%	$1,201.4	$1,083.4	$118.0	11%
Data and access solutions	145.6	137.0	8.6	6%	427.9	401.7	26.2	7%
Derivatives markets	476.0	436.7	39.3	9%	1,357.6	1,319.7	37.9	3%
Total revenues	$1,055.7	$908.8	$146.9	16%	$2,986.9	$2,804.8	$182.1	6%
Cash and Spot Markets
Cash and spot markets revenue increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to increases in regulatory fees, transaction and clearing fees, and other revenue, partially offset by a decrease in industry market data fees. Regulatory fees increased primarily due to a 248% increase in the Section 31 fee rate, from an average rate of $8.00 per million dollars of covered sales for the three months ended September 30, 2023 to an average rate of $27.80 per million dollars of covered sales for the three months ended September 30, 2024. Transaction and clearing fees increased primarily due to pricing changes in North American Equities, a 16% increase in European Equities matched ADNV, a 9% increase in Global FX ADNV, a 20% increase in trades cleared by Cboe Clear Europe, and a 117% increase in Japanese Equities ADNV. Other revenue increased primarily due to an increase in interest income attributable to Cboe Clear Europe as a result of the changing interest rate environment, coupled with additional interest earned due to a change in its investment policy. See Note 12 (“Clearing Operations”) for additional information. Industry market data fees decreased primarily due to a decrease in U.S. tape plan revenue as a result of a 2% decline in market share on the U.S. Equities exchanges.
Cash and spot markets revenue increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to increases in regulatory fees, other revenue, and transaction and clearing fees, partially offset by a decrease in industry market data fees. Regulatory fees increased primarily due to a 57% increase in the Section 31 fee rate, from an average rate of $11.14 per million dollars of covered sales for the nine months ended September 30, 2023 to an average rate of $17.50 per million dollars of covered sales for the nine months ended September 30, 2024. Other revenue increased primarily due to an increase in interest income attributable to Cboe Clear Europe as a result of the changing interest rate environment, coupled with additional interest earned due to a change in its investment policy. See Note 12 (“Clearing Operations”) for additional information. Transaction and clearing fees increased primarily due to a 7% increase in Global FX ADNV, pricing changes in North American Equities, a 1% increase in European Equities matched ADNV, an 85% increase in Japanese Equities ADNV, and a 1% increase in trades cleared by Cboe Clear Europe. Industry market data fees decreased primarily due to a decrease in U.S. tape plan revenue driven by a 1% decline in market share on the U.S. Equities exchanges.
Data and Access Solutions
Data and access solutions revenue increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increased logical and physical port fees in the North American Equities, Options, and Europe and Asia Pacific segments, driven by increased customer demand, led by the new North American Equities' dedicated cores product. Proprietary market data fees increased primarily due to increases in proprietary market data fees in the Options and Europe and Asia Pacific segments.
Data and access solutions revenue increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to increases in proprietary market data fees and access and capacity fees within the Options,

North American Equities, and Europe and Asia Pacific segments. Access and capacity fees increased primarily due to increased physical and logical port fees in the Options, North American Equities, and Europe and Asia Pacific segments, driven by increased customer demand. Proprietary market data fees increased primarily due to increases in proprietary market data fees in the Options and Europe and Asia Pacific segments.
Derivatives Markets
Derivatives markets revenue increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to increases in transaction and clearing fees and regulatory fees. Transaction and clearing fees increased primarily due to a 13% increase in index options ADV, coupled with a 19% increase in Futures ADV, partially offset by a 2% decrease in multi-listed options ADV. Regulatory fees increased primarily due to a 248% increase in the Section 31 fee rate, from an average rate of $8.00 per million dollars of covered sales for the three months ended September 30, 2023 to an average rate of $27.80 per million dollars of covered sales for the three months ended September 30, 2024.
Derivatives markets revenue increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to increases in transaction and clearing fees and regulatory fees. Transaction and clearing fees increased primarily due to 12% increase in index options ADV, coupled with a 14% increase in Futures ADV, partially offset by a 2% decrease in multi-listed options ADV. Regulatory fees increased primarily due to a 57% increase in the Section 31 fee rate, from an average rate of $11.14 per million dollars of covered sales for the nine months ended September 30, 2023 to an average rate of $17.50 per million dollars of covered sales for the nine months ended September 30, 2024.

Cost of Revenues
The following tables reconcile the disaggregated cost of revenues captions presented on the condensed consolidated statements of income to the net revenue captions presented on the condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023, respectively (in millions):

	Three Months Ended September 30, 2024
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$198.9	$—	$118.7	$317.6
Routing and clearing fees	12.7	—	4.7	17.4
Section 31 fees	106.4	—	23.1	129.5
Royalty fees and other cost of revenues	12.8	3.1	43.3	59.2
Total cost of revenues	$330.8	$3.1	$189.8	$523.7

	Three Months Ended September 30, 2023
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$192.3	$—	$131.4	$323.7
Routing and clearing fees	12.0	—	5.8	17.8
Section 31 fees	29.1	—	7.0	36.1
Royalty fees and other cost of revenues	9.6	2.3	38.8	50.7
Total cost of revenues	$243.0	$2.3	$183.0	$428.3

	Nine Months Ended September 30, 2024
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$613.8	$—	$349.6	$963.4
Routing and clearing fees	37.1	—	12.9	50.0
Section 31 fees	204.2	—	45.1	249.3
Royalty fees and other cost of revenues	42.0	8.1	126.2	176.3
Total cost of revenues	$897.1	$8.1	$533.8	$1,439.0

	Nine Months Ended September 30, 2023
	Cash and Spot Markets	Data and Access Solutions	Derivatives Markets	Total
Liquidity payments	$620.3	$—	$412.6	$1,032.9
Routing and clearing fees	39.0	—	23.6	62.6
Section 31 fees	119.2	—	26.3	145.5
Royalty fees and other cost of revenues	25.3	6.8	112.7	144.8
Total cost of revenues	$803.8	$6.8	$575.2	$1,385.8
Total cost of revenues increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to increased cash and spot markets and derivatives markets cost of revenues, as a result of an increase in the Section 31 fee rate, partially offset by a decrease in liquidity payments on the Cboe Options exchanges, as a result of decreases in multi-listed options market share and ADV.
Total cost of revenues increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to increased cash and spot markets cost of revenues, as a result of an increase in the Section 31 fee rate, coupled with an increase in other cost of revenues, as a result of an increase in interest expense related to Cboe Clear Europe, and an increase in royalty fees due to increased royalties for licensed products, partially offset by a decrease in liquidity payments on the Cboe Options exchanges as a result of a decrease in multi-listed options market share and ADV.

The following summarizes changes in the disaggregated cost of revenues for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 (in millions, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2024	2023			2024	2023
Liquidity payments	$317.6	$323.7	$(6.1)	(2)%	$963.4	$1,032.9	$(69.5)	(7)%
Routing and clearing	17.4	17.8	(0.4)	(2)%	50.0	62.6	(12.6)	(20)%
Section 31 fees	129.5	36.1	93.4	259%	249.3	145.5	103.8	71%
Royalty fees and other cost of revenues	59.2	50.7	8.5	17%	176.3	144.8	31.5	22%
Total cost of revenues	$523.7	$428.3	$95.4	22%	$1,439.0	$1,385.8	$53.2	4%
Liquidity Payments
Liquidity payments decreased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to a decrease in liquidity payments on the Cboe Options exchanges as a result of a 3% decline in market share and a 2% decrease in ADV for multi-listed options, partially offset by an increase in liquidity payments on U.S Equities exchanges as a result of pricing changes and a shift in volumes of certain market participants.
Liquidity payments decreased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to a decrease in liquidity payments on the Cboe Options exchanges, as a result of a 2% decline in market share and a 2% decrease in ADV for multi-listed options.
Routing and Clearing
Routing and clearing fees decreased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to a decrease in routed trades on the Cboe Options exchanges. Routing and clearing fees decreased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to a decrease in routed trades on the Cboe Options exchanges, coupled with a decrease in routed shares on the Cboe U.S Equities exchanges.
Section 31 Fees
Section 31 fees increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to a 248% increase in the Section 31 fee rate, from an average rate of $8.00 per million dollars of covered sales for the three months ended September 30, 2023 to an average rate of $27.80 per million dollars of covered sales for the three months ended September 30, 2024. Section 31 fees increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to a 57% increase in the Section 31 fee rate, from an average rate of $11.14 per million dollars of covered sales for the nine months ended September 30, 2023 to an average rate of $17.50 per million dollars of covered sales for the nine months ended September 30, 2024.
Royalty Fees and Other Cost of Revenues
Royalty fees and other cost of revenues increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase in trading volumes of licensed products in the Options segment, coupled with an increase in operating interest expense attributable to Cboe Clear Europe as a result of the changing interest rate environment and a change in its investment policy. See Note 12 (“Clearing Operations”) for additional information on Cboe Clear Europe’s investment policy.
Royalty fees and other cost of revenues increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase in operating interest expense attributable to Cboe Clear Europe as a result of the changing interest rate environment and a change in its investment policy, coupled with an increase in trading volumes of licensed products in the Options segment. See Note 12 (“Clearing Operations”) for additional information on Cboe Clear Europe’s investment policy.
Revenues Less Cost of Revenues
Revenues less cost of revenues increased $51.5 million, or 11%, for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase in derivatives markets revenues less cost of revenues, driven by an increase in net capture and volumes on the Options, European Equities, and Futures exchanges, coupled with an increase in access and capacity fees across segments, partially offset by a decrease in industry market data fees.

Revenues less cost of revenues increased $128.9 million, or 9%, for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase in derivatives markets revenues less cost of revenues, driven by an increase in net capture and volumes on the Options, European Equities, Futures, and North American Equities exchanges, an increase in access and capacity fees across segments, and an increase in net other revenue attributable to Cboe Clear Europe, partially offset by a decrease in industry market data fees.
The following summarizes the components of revenues less cost of revenues for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 (in millions, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2024	2023			2024	2023
Cash and spot markets	$103.3	$92.1	$11.2	12%	$304.3	$279.6	$24.7	9%
Data and access solutions	142.5	134.7	7.8	6%	419.8	394.9	24.9	6%
Derivatives markets	286.2	253.7	32.5	13%	823.8	744.5	79.3	11%
Total revenues less cost of revenues	$532.0	$480.5	$51.5	11%	$1,547.9	$1,419.0	$128.9	9%
Cash and Spot Markets
Cash and spot markets revenues less cost of revenues increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to increases in transaction and clearing fees less liquidity payments and routing and clearing costs (“net transaction and clearing fees”) in the Europe and Asia Pacific, North American Equities, and Global FX segments, partially offset by a decrease in industry market data fees. Net transaction and clearing fees increased primarily due to a 16% increase in European Equities matched ADNV, a 6% increase in U.S. Equities net capture, and a 9% increase in Global FX ADNV, partially offset by a 5% decrease in total touched shares on the U.S. Equities exchanges. Industry market data fees decreased primarily due a decrease in U.S. tape plan revenue driven by a 2% decline in market share on the U.S. Equities exchanges.
Cash and spot markets revenues less cost of revenues increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to increases in net transaction and clearing fees in the North American Equities, Europe and Asia Pacific, and Global FX segments and an increase in net other revenue, partially offset by a decrease in industry market data fees. Net transaction and clearing fees increased primarily due to a 12% increase in U.S. Equities net capture, a 13% increase in European Equities net capture, a 7% increase in Global FX ADNV, and an 85% increase in Japanese Equities ADNV. Net other revenue increased primarily due to an increase in operating interest income attributable to Cboe Clear Europe as a result of the changing interest rate environment and additional interest income due to a change in its investment policy. See Note 12 (“Clearing Operations”) for additional information on Cboe Clear Europe’s investment policy. Industry market data fees decreased primarily due a decrease in U.S. tape plan revenue driven by a 1% decline in market share on the U.S. Equities exchanges.
Data and Access Solutions
Data and access solutions revenues less cost of revenues increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increased physical and logical port fees in the North American Equities, Options, and Europe and Asia Pacific segments, driven by increased customer demand, led by the new North American Equities' dedicated cores product. Proprietary market data fees increased primarily due to increases in proprietary market data fees in the Options, Europe and Asia Pacific, and Futures segments.
Data and access solutions revenues less cost of revenues increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increased physical and logical port fees in the Options, North American Equities, and Europe and Asia Pacific segments, both driven by increased customer demand. Proprietary market data fees increased primarily due to increases in proprietary market data fees in the Options, North American Equities, and Europe and Asia Pacific segments.
Derivatives Markets
Derivatives markets revenues less cost of revenues increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase in net transaction and clearing fees driven by a 13% increase in index options ADV, a 15% increase in multi-listed options RPC, and a 19% increase in Futures ADV, partially offset by an increase in royalty fees due to an increase in trading volumes of licensed products in the Options segment.

Derivatives markets revenues less cost of revenues increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase in net transaction and clearing fees driven by a 12% increase in index options ADV, a 2% increase in index options RPC, and a 14% increase in Futures ADV, partially offset by an increase in royalty fees due to an increase in trading volumes of licensed products in the Options segment.
Operating Expenses
Total operating expenses for the three months ended September 30, 2024 compared to the same period in 2023 increased $15.3 million, or 7%, primarily due to an increase in compensation and benefits, partially offset by a decrease in depreciation and amortization. Total operating expenses for the nine months ended September 30, 2024 compared to the same period in 2023 increased $92.9 million, or 14%, primarily due to the impairment of intangible assets charge recorded to the Digital segment in the second quarter of 2024.
The following summarizes changes in operating expenses for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 (in millions, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2024	2023			2024	2023
Compensation and benefits	$119.1	$96.1	$23.0	24%	$350.5	$313.0	$37.5	12%
Depreciation and amortization	31.8	38.8	(7.0)	(18)%	100.9	120.0	(19.1)	(16)%
Technology support services	25.5	25.0	0.5	2%	74.3	75.5	(1.2)	(2)%
Professional fees and outside services	21.9	24.4	(2.5)	(10)%	69.2	68.7	0.5	1%
Travel and promotional expenses	12.6	8.9	3.7	42%	29.4	28.6	0.8	3%
Facilities costs	5.9	6.2	(0.3)	(5)%	18.5	20.0	(1.5)	(8)%
Acquisition-related costs	—	0.8	(0.8)	(100)%	1.2	7.9	(6.7)	(85)%
Impairment of intangible assets	—	—	—	—%	81.0	—	81.0	100%
Other expenses	7.8	9.1	(1.3)	(14)%	23.0	21.4	1.6	7%
Total operating expenses	$224.6	$209.3	$15.3	7%	$748.0	$655.1	$92.9	14%

Compensation and Benefits
Compensation and benefits increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to an $8.9 million increase in equity compensation as a result of expense reversals related to executive departures in 2023 that did not recur in 2024, a $4.8 million increase in bonuses due to strong Company performance year to date, a $4.2 million increase in benefits related to an increase in the market value of the non-qualified deferral plan assets and increases in payroll benefits, and a $3.3 million increase in salaries and wages primarily due to merit increases. Compensation and benefits increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to a $13.7 million increase in salaries and wages primarily due to merit increases, a $10.0 million increase in bonuses due to strong Company performance year to date, a $6.7 million increase in benefits related to increases in payroll benefits and an increase in the market value of the non-qualified deferral plan assets, and a $4.1 million increase in equity compensation as a result of expense reversals related to executive departures in 2023 that did not recur in 2024, partially offset by a change in the retirement vesting requirements for new equity award agreements. See Note 17 ("Stock-Based Compensation") for additional information.
Depreciation and Amortization
Depreciation and amortization decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 due to a decline in amortization under the discounted cash flow method for the intangibles acquired in the Merger as well as a decrease in amortization as a result of the Cboe Digital impairment in the second quarter of 2024.
Technology Support Services
Technology support services increased for the three months ended September 30, 2024 compared to the same period in 2023 due to increases in software maintenance, cloud services, and software licenses and subscriptions, partially offset by decreases in hardware purchases, network and phone connectivity and hardware maintenance. Technology support services decreased for the nine months ended September 30, 2024 compared to the same period in 2023 due to decreases in hardware purchases and maintenance and network and phone connectivity, partially offset by increases in software maintenance, market data, software licenses and subscriptions, and cloud services.

Professional Fees and Outside Services
Professional fees and outside services decreased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to decreases in legal fees and contract services. Professional fees and outside services increased for the nine months ended September 30, 2024 compared to same period in 2023 primarily due to increases in legal fees, contract services, and consulting fees, partially offset by decreases in regulatory costs related to CAT fees.
Travel and Promotional Expenses
Travel and promotional expenses increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to increases in marketing and advertising expenses driven by the Company’s advertising campaigns and sponsorships and travel expenses.
Facilities Costs
Facilities costs decreased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to a decrease in office rent, utilities, and accrued real estate taxes. Facilities costs decreased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to a decrease in accrued real estate taxes.
Acquisition-Related Costs
Acquisition-related costs decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to a decrease in professional fees and retention-related compensation costs associated with prior acquisitions.
Impairment of Intangible Assets
Impairment of intangible assets increased for the nine months ended September 30, 2024 compared to the same period in 2023 due to the impairment of intangible assets recognized in the Digital segment in the second quarter of 2024.
Other Expenses
Other expenses decreased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to a decrease in contingent consideration related to prior acquisitions and a decrease in bad debt expense provisions compared to the same period in 2023. Other expenses increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase in contingent consideration related to prior acquisitions, partially offset by a decrease in bad debt expense provisions compared to the same period in 2023.
Operating Income
As a result of the items above, operating income for the three months ended September 30, 2024 was $307.4 million, compared to operating income of $271.2 million for the three months ended September 30, 2023, an increase of $36.2 million.
As a result of the items above, operating income for the nine months ended September 30, 2024 was $799.9 million, compared to operating income of $763.9 million for the nine months ended September 30, 2023, an increase of $36.0 million.
Interest Expense
Interest expense decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to repayments on the Term Loan in 2023, which was paid off in the fourth quarter of 2023.
Interest Income
Interest income increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to a one-time true up of interest earned from available-for-sale securities, coupled with increases in interest rates in 2024.

Earnings on Investments
Earnings on investments decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to decreases of $11.0 million and $7.3 million, respectively, in the equity earnings on the Company’s investment in 7Ridge Fund (which owns Trading Technologies) recorded in 2024 compared to the same periods in 2023, partially offset by an increase in income on the Company's deferred compensation plan assets.
Other Income (Expense), Net
Net other income increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to $3.0 million in dividend income from the Company’s minority ownership of Vest Financial Group, Inc. (“Vest”), partially offset by a $1.2 million impairment charge for the Company's minority investment in StratiFi Technologies Inc. For the nine months ended September 30, 2024, the decrease in net other income was driven by a $16.0 million impairment charge for the Company's minority investment in Globacap Technology Limited recorded in the second quarter of 2024, partially offset by a $5.0 million increase in dividend income related to Vest in 2024.
Income Before Income Tax Provision
As a result of the above, income before income tax provision for the three months ended September 30, 2024 was $309.0 million, compared to income before income tax provision of $270.1 million for the three months ended September 30, 2023, an increase of $38.9 million.
As a result of the above, income before income tax provision for the nine months ended September 30, 2024 was $804.1 million, compared to income before income tax provision of $760.1 million for the nine months ended September 30, 2023, an increase of $44.0 million.
Income Tax Provision
The effective tax rate from continuing operations was 29.3% and 22.9% for the three months ended September 30, 2024 and 2023, respectively, and 29.3% and 27.7% for the nine months ended September 30, 2024 and 2023, respectively.
The higher effective tax rate for the three and nine months ended September 30, 2024 compared to the same periods in 2023 is primarily due to releases of penalties and interest associated with Section 199 positions in 2023.
Net Income
As a result of the items above, net income for the three months ended September 30, 2024 was $218.5 million, compared to net income of $208.2 million for the three months ended September 30, 2023, an increase of $10.3 million.
As a result of the items above, net income for the nine months ended September 30, 2024 was $568.4 million, compared to net income of $549.4 million for the nine months ended September 30, 2023, an increase of $19.0 million.

Segment Operating Results
We report results from our six segments: Options, North American Equities, Europe and Asia Pacific, Futures, Global FX, and Digital. Segment performance is primarily based on operating income. We have aggregated all corporate costs, as well as other business ventures, within Corporate Items and Eliminations as those activities should not be used to evaluate a segment’s operating performance. All operating expenses that relate to activities of a specific segment have been allocated to that segment. Operating expenses increased or decreased in certain segments for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 primarily due to changes in the allocation of shared-service expenses.
The following summarizes our total revenues by segment (in millions, except percentages):

Total revenues by segment
$3,000.0
$2,400.0
$1,800.0
$1,200.0
$600.0
$—
$2,987.1
$60.0
$243.4
$1,106.5
$107.2
$1,470.0
$2,807.9
$55.7
$207.4
$1,017.5
$95.5
$1,431.8
YTD 2024
YTD 2023
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

Note, the chart excludes Digital revenues of $(0.2) million and $(3.1) million for the nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2024	2023		2024	2023	2024	2023		2024	2023
Options	$510.3	$474.2	8%	48%	52%	$1,470.0	$1,431.8	3%	49%	51%
North American Equities	403.6	317.1	27%	38%	35%	1,106.5	1,017.5	9%	37%	37%
Europe and Asia Pacific	81.1	66.8	21%	8%	7%	243.4	207.4	17%	8%	7%
Futures	39.9	33.4	19%	4%	4%	107.2	95.5	12%	4%	3%
Global FX	20.7	18.7	11%	2%	2%	60.0	55.7	8%	2%	2%
Digital	0.1	(1.4)	107%	*%	*%	(0.2)	(3.1)	94%	*%	*%
Total revenues	$1,055.7	$908.8	16%	100%	100%	$2,986.9	$2,804.8	6%	100%	100%
___________________________
*Not meaningful

The following summarizes our revenues less cost of revenues by segment (in millions, except percentages):

Total revenues less cost of revenues by segment
(in millions)
$1,500.0
$1,200.0
$900.0
$600.0
$300.0
$—
$1,549.4
$58.2
$164.0
$288.9
$103.3
$935.0
$1,423.2
$54.6
$142.2
$279.0
$92.7
$854.7
YTD 2024
YTD 2023
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

Note, the chart excludes Digital revenues less cost of revenues of $(1.5) million and $(4.2) million for the nine months ended September 30, 2024 and 2023, respectively.

			Percent Change	Percentage of Total Revenues Less Cost of Revenues				Percent Change	Percentage of Total Revenues Less Cost of Revenues
	Three Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024	2023	2024	2023		2024	2023
Options	$320.9	$290.8	10%	60%	60%	$935.0	$854.7	9%	60%	60%
North American Equities	98.0	95.1	3%	18%	20%	288.9	279.0	4%	19%	20%
Europe and Asia Pacific	55.6	45.6	22%	11%	9%	164.0	142.2	15%	10%	10%
Futures	38.0	32.4	17%	7%	7%	103.3	92.7	11%	7%	6%
Global FX	20.0	18.3	9%	4%	4%	58.2	54.6	7%	4%	4%
Digital	(0.5)	(1.7)	71%	*%	*%	(1.5)	(4.2)	64%	*%	*%
Total revenues less cost of revenues	$532.0	$480.5	11%	100%	100%	$1,547.9	$1,419.0	9%	100%	100%
___________________________
*Not meaningful

Options
The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Options segment (in millions, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2024	2023		2024	2023	2024	2023		2024	2023
Revenues less cost of revenues	$320.9	$290.8	10%	63%	61%	$935.0	$854.7	9%	64%	60%
Operating expenses	99.7	76.9	30%	20%	16%	281.4	236.1	19%	19%	16%
Operating income	$221.2	$213.9	3%	43%	45%	$653.6	$618.6	6%	44%	43%
EBITDA (1)	$226.5	$221.9	2%	44%	47%	$670.8	$638.2	5%	46%	45%
EBITDA margin (2)	70.6%	76.3%	*	*	*	71.7%	74.7%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $30.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in net transaction and clearing fees driven by a 13% increase in index options ADV, coupled with a 15% increase in multi-listed options RPC, partially offset by an increase in royalty fees due to an increase in trading volumes of licensed products and a 2% decrease in multi-listed options ADV. For the three months ended September 30, 2024, operating income for the Options segment increased $7.3 million compared to the three months ended September 30, 2023 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $22.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to increases in compensation and benefits and travel and promotional expenses, partially offset by a decrease in depreciation and amortization.
Revenues less cost of revenues increased $80.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in net transaction and clearing fees driven by a 12% increase in index options ADV, a 5% increase in multi-listed options RPC, and a 2% increase in index options RPC, coupled with an increase in physical and logical port fees, partially offset by an increase in royalty fees due to an increase in trading volumes of licensed products and a 2% decrease in multi-listed options ADV. For the nine months ended September 30, 2024, operating income for the Options segment increased $35.0 million compared to the nine months ended September 30, 2023 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $45.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to increases in compensation and benefits, professional fees and outside services, travel and promotional expenses, and technology support services, partially offset by a decrease in depreciation and amortization.

North American Equities
The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our North American Equities segment (in millions, except percentages):

	Three Months Ended September 30,			Percentage of Total Revenues		Nine Months Ended September 30,			Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2024	2023	Percent Change	2024	2023	2024	2023	Percent Change	2024	2023
Revenues less cost of revenues	$98.0	$95.1	3%	24%	30%	$288.9	$279.0	4%	26%	27%
Operating expenses	53.9	60.2	(10)%	13%	19%	161.5	192.9	(16)%	15%	19%
Operating income	$44.1	$34.9	26%	11%	11%	$127.4	$86.1	48%	12%	8%
EBITDA (1)	$58.0	$51.1	14%	14%	16%	$171.1	$138.2	24%	15%	14%
EBITDA margin (2)	59.2%	53.7%	*	*	*	59.2%	49.5%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $2.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in net transaction and clearing fees driven by a 6% increase in U.S. Equities net capture and an increase in logical port fees, partially offset by a decrease in industry market data fees driven by a decrease in U.S. tape plan revenue as a result of a 2% decline in market share on the U.S. Equities exchanges and a decrease of 5% in U.S. Equities total touched shares. For the three months ended September 30, 2024, operating income for the North American Equities segment increased $9.2 million compared to the three months ended September 30, 2023 primarily due to a decrease in operating expenses, coupled with an increase in revenues less cost of revenues. Operating expenses decreased $6.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to decreases in professional fees and outside services, depreciation and amortization, and other expenses driven by a decrease in contingent consideration.
Revenues less cost of revenues increased $9.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in net transaction and clearing fees driven by a 12% increase in U.S. Equities net capture, an increase in physical and logical port fees, and an increase in proprietary market data revenue, partially offset by a decrease in industry market data fees driven by a decrease in U.S. tape plan revenue as a result of a 1% decline in market share on the U.S. Equities exchanges and a decrease of 2% in U.S. Equities total touched shares. For the nine months ended September 30, 2024, operating income for the North American Equities segment increased $41.3 million compared to the nine months ended September 30, 2023 due to a decrease in operating expenses, coupled with an increase in revenues less cost of revenues. Operating expenses decreased $31.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to decreases in depreciation and amortization, professional fees and outside services, compensation and benefits, and technology support services.

Europe and Asia Pacific
The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Europe and Asia Pacific segment (in millions, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2024	2023		2024	2023	2024	2023		2024	2023
Revenues less cost of revenues	$55.6	$45.6	22%	69%	68%	$164.0	$142.2	15%	67%	69%
Operating expenses	44.3	43.0	3%	55%	64%	133.3	122.8	9%	55%	59%
Operating income	$11.3	$2.6	335%	14%	4%	$30.7	$19.4	58%	13%	9%
EBITDA (1)	$18.7	$9.8	91%	23%	15%	$52.1	$42.5	23%	21%	20%
EBITDA margin (2)	33.6%	21.5%	*	*	*	31.8%	29.9%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $10.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in net transaction and clearing fees driven by an 11% increase in European Equities net capture, a 117% increase in Japanese Equities ADNV, and an 11% increase in net fee per settlement by Cboe Clear Europe, coupled with an increase in operating interest income attributable to Cboe Clear Europe. For the three months ended September 30, 2024, operating income for the Europe and Asia Pacific segment increased $8.7 million compared to the three months ended September 30, 2023 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $1.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in compensation and benefits, partially offset by decreases in facilities costs, technology support services, and depreciation and amortization.
Revenues less cost of revenues increased $21.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due an increase in net transaction and clearing fees driven by a 13% increase in European Equities net capture, an 85% increase in Japanese Equities ADNV, a 13% increase in net fee per settlement by Cboe Clear Europe, and an increase in operating interest income attributable to Cboe Clear Europe. For the nine months ended September 30, 2024, operating income for the Europe and Asia Pacific segment increased $11.3 million compared to the nine months ended September 30, 2023 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $10.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to increases in compensation and benefits, professional fees and outside services, and technology support services, partially offset by a decrease in depreciation and amortization.

Futures
The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Futures segment (in millions, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2024	2023		2024	2023	2024	2023		2024	2023
Revenues less cost of revenues	$38.0	$32.4	17%	95%	97%	$103.3	$92.7	11%	96%	97%
Operating expenses	8.6	8.1	6%	22%	24%	25.5	29.1	(12)%	24%	30%
Operating income	$29.4	$24.3	21%	74%	73%	$77.8	$63.6	22%	73%	67%
EBITDA (1)	$29.9	$24.4	23%	75%	73%	$79.3	$64.7	23%	74%	68%
EBITDA margin (2)	78.7%	75.3%	*	*	*	76.8%	69.8%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $5.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in net transaction and clearing fees as a result of a 19% increase in ADV and a 1% increase in RPC. For the three months ended September 30, 2024, operating income for the Futures segment increased $5.1 million compared to the three months ended September 30, 2023 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $0.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in compensation and benefits.
Revenues less cost of revenues increased $10.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in net transaction and clearing fees as a result of a 14% increase in ADV. For the nine months ended September 30, 2024, operating income for the Futures segment increased $14.2 million compared to the nine months ended September 30, 2023 primarily due to an increase in revenues less cost of revenues, coupled with a decrease in operating expenses. Operating expenses decreased $3.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to decreases in compensation and benefits, professional fees and outside services, travel and promotional expenses, and technology support services.
Global FX
The following summarizes revenues less cost of revenues, operating expenses, operating income, EBITDA, and EBITDA margin for our Global FX segment (in millions, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2024	2023		2024	2023	2024	2023		2024	2023
Revenues less cost of revenues	$20.0	$18.3	9%	97%	98%	$58.2	$54.6	7%	97%	98%
Operating expenses	10.8	9.8	10%	52%	52%	33.2	36.4	(9)%	55%	65%
Operating income	$9.2	$8.5	8%	44%	45%	$25.0	$18.2	37%	42%	33%
EBITDA (1)	$12.3	$12.3	—%	59%	66%	$35.3	$31.9	11%	59%	57%
EBITDA margin (2)	61.5%	67.2%	*	*	*	60.7%	58.4%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $1.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in net transaction and clearing fees driven by a

9% increase in ADNV and a 1% increase in net capture. For the three months ended September 30, 2024, operating income for the Global FX segment increased $0.7 million compared to the three months ended September 30, 2023 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $1.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to increases in technology and support services and compensation and benefits, partially offset by a decrease in depreciation and amortization.
Revenues less cost of revenues increased $3.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in net transaction and clearing fees driven by a 7% increase in ADNV, coupled with an increase in logical port fees. For the nine months ended September 30, 2024, operating income for the Global FX segment increased $6.8 million compared to the nine months ended September 30, 2023 primarily due to an increase in revenues less cost of revenues, coupled with a decrease in operating expenses. Operating expenses decreased $3.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a decrease in depreciation and amortization, partially offset by an increase in compensation and benefits.
Digital
The following summarizes revenues less cost of revenues, operating expenses, operating loss, EBITDA, and EBITDA margin for our Digital segment (in millions, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2024	2023		2024	2023	2024	2023		2024	2023
Revenues less cost of revenues	$(0.5)	$(1.7)	71%	(500)%	121%	$(1.5)	$(4.2)	64%	*%	135%
Operating expenses	5.7	10.9	(48)%	*%	*%	105.2	30.8	242%	*%	*%
Operating loss	$(6.2)	$(12.6)	51%	*%	*%	$(106.7)	$(35.0)	(205)%	*%	*%
EBITDA (1)	$(6.0)	$(10.6)	43%	*%	*%	$(102.0)	$(29.3)	(248)%	*%	*%
EBITDA margin (2)	*%	*%	*	*	*	*%	*%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $1.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in net transaction and clearing fees driven by the reversal of contra-revenue after the dissolution of the Cboe Digital syndication in the second quarter of 2024. For the three months ended September 30, 2024, operating loss for the Digital segment decreased $6.4 million compared to the three months ended September 30, 2023 primarily due to an increase in revenues less cost of revenues, coupled with a decrease in operating expenses. Operating expenses decreased $5.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to a decrease across all operating expenses as a result of the Cboe Digital spot market wind down in the second quarter of 2024.
Revenues less cost of revenues increased $2.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in net transaction and clearing fees driven by the reversal of contra-revenue after the dissolution of the Cboe Digital syndication in the second quarter of 2024. For the nine months ended September 30, 2024, operating loss for the Digital segment increased $71.7 million compared to the nine months ended September 30, 2023 primarily due to increase in operating expenses, partially offset by an increase in revenues less cost of revenues. Operating expenses increased $74.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the impairment of intangible assets, partially offset by decreases in depreciation and amortization and compensation and benefits.

Liquidity and Capital Resources
Below are charts that reflect elements of our capital allocation:
We expect our cash on hand at September 30, 2024 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility and potentially participating in future financing transactions to obtain additional capital will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, any dividends, potential strategic acquisitions, and opportunities for common stock repurchases under the previously announced program. See Note 10 (“Debt”) of the condensed consolidated financial statements for further information.
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
Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments, including short-term repurchase agreements, with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of September 30, 2024 increased $220.0 million from December 31, 2023 primarily due to inflows from the results of operations, partially offset by the increase in share repurchases, the increase in cash dividends, and the change in accounts payable and accrued liabilities. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $302.8 million as of September 30, 2024. The remaining balance was held in the United States and totaled $460.4 million as of September 30, 2024. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.
Our financial investments include deferred compensation plan assets, as well as investments with original or acquired maturities longer than three months, but that mature in less than one year from the balance sheet date and are recorded at fair value. As of September 30, 2024 and December 31, 2023, financial investments primarily consisted of U.S. Treasury securities and deferred compensation plan assets.
Cash Flow
The following table summarizes our cash flow data for the nine months ended September 30, 2024 and 2023, respectively (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$1,811.0	$1,264.6
Net cash used in investing activities	(15.0)	(16.9)
Net cash used in financing activities	(424.3)	(513.6)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	33.4	17.7
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$1,405.1	$751.8

	As of September 30,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$757.8	$403.1
Restricted cash and cash equivalents (included in margin deposits, clearing funds, and interoperability funds)	2,033.5	1,308.9
Restricted cash and cash equivalents (included in cash and cash equivalents)	5.4	3.9
Customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	5.5	15.8
Total	$2,802.2	$1,731.7
Net Cash Flows Provided by Operating Activities
During the nine months ended September 30, 2024, net cash provided by operating activities was $1,242.6 million higher than net income. The variance is primarily attributable to the change in restricted cash and cash equivalents, driven by margin deposits, clearing funds, and interoperability funds related to Cboe Clear Europe of $1,163.4 million, depreciation and amortization of $100.9 million, and impairment of intangible assets of $81.0 million, partially offset by the change in accounts payable and accrued liabilities of $114.7 million for the nine months ended September 30, 2024.
Net cash flows provided by operating activities were $1,811.0 million and $1,264.6 million for the nine months ended September 30, 2024 and 2023, respectively. The change in net cash flows provided by operating activities was primarily due to the change in restricted cash and cash equivalents driven by margin deposits, clearing funds, and interoperability funds related to Cboe Clear Europe, the change in Section 31 fees payable, the change in impairment of intangible assets, and the change in income taxes receivable, partially offset by the change in accounts payable and accrued liabilities and the change in accounts receivable for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Net Cash Flows Used in Investing Activities
Net cash flows used in investing activities were $15.0 million and $16.9 million for the nine months ended September 30, 2024 and 2023, respectively. The variance is primarily due to the change in proceeds from maturities of available-for-sale financial investments, partially offset by the change in contributions to investments for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $424.3 million and $513.6 million for the nine months ended September 30, 2024 and 2023, respectively. The variance is primarily attributable to the decrease in principal payments of current portion of long-term debt, partially offset by the increase in purchases of common stock, the increase in cash dividends on common stock, and the increase in repurchases of common stock from employee stock plans for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Financial Assets
The following summarizes our financial assets, excluding margin deposits, clearing funds, and interoperability funds as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$763.2	$543.2
Financial investments	39.4	57.5
Less deferred compensation plan assets	(38.9)	(36.7)
Less cash collected for Section 31 fees	—	(30.5)
Adjusted cash (1)	$763.7	$533.5
___________________________
(1)Adjusted cash is a non-GAAP measure and represents cash and cash equivalents plus financial investments, minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors, and other interested parties in the evaluation of companies.
Debt
The following summarizes our debt obligations as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	December 31, 2023
3.650% Senior Notes	$650.0	$650.0
1.625% Senior Notes	500.0	500.0
3.000% Senior Notes	300.0	300.0
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Less unamortized discount and debt issuance costs	(9.4)	(10.8)
Total debt	$1,440.6	$1,439.2
As of September 30, 2024 and December 31, 2023, the Company was in compliance with the covenants of our debt agreements.
In addition to the debt outstanding, as of September 30, 2024, we had an additional $400.0 million available through our revolving credit facility, with the ability to borrow another $200.0 million by increasing the commitments under the facility, subject to the agreement of the applicable lenders. Together with adjusted cash, we had approximately $1.2 billion available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends, net of minimum regulatory capital requirements of $173.1 million as of September 30, 2024, which are subject to potential applicable regulatory restrictions and approvals and potential associated tax costs.

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
Share Repurchase Program
In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $2.3 billion. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. Share repurchases are repurchased to the Company’s Treasury stock and ultimately retired or they are available to be redistributed.
The Company repurchased 144,370 shares of its common stock under its share repurchase program during the three months ended September 30, 2024 at an average cost per share of $170.45, for a total value of $24.6 million. Since inception of the program through September 30, 2024, the Company has repurchased 20,758,383 shares of common stock at an average cost per share of $78.05, totaling $1.6 billion.
As of September 30, 2024, the Company had $679.8 million of availability remaining under its existing share repurchase authorizations.
Commercial Commitments and Contractual Obligations
As of September 30, 2024, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations, software development activities and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 10 (“Debt”) for a discussion of the guarantees regarding outstanding debt, Note 12 (“Clearing Operations”) for information on Cboe Clear Europe and Cboe Digital’s clearinghouse exposure guarantees, and Note 22 (“Leases”) for discussion on operating leases and equipment leases.
Guarantees
We use Wedbush and Morgan Stanley to clear our routed equities transactions for our U.S. Equities exchanges. Wedbush and Morgan Stanley guarantee the trade until one day after the trade date, after which time the National Securities Clearing Corporation (“NSCC”) provides a guarantee. The BIDS Trading ATS platform delivers matched trades to BofA Securities, Inc. (“BOA”), which delivers the matched trades to the NSCC. BOA guarantees the trade until one day after the trade date, after which time the NSCC provides a guarantee. In the case of failure to perform on the part of Wedbush or Morgan Stanley on routed transactions for our U.S. Equities exchanges, we provide the guarantee to the counterparty to the trader. In the case of failure to perform on the part of BOA on transactions for the BIDS Trading ATS platform, BIDS has obligations to the counterparties to satisfy the trades. OCC acts as a central counterparty on all transactions in listed equity options in our Options segment, and as such, guarantees clearance and settlement of all of our options transactions. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the condensed consolidated financial statements for these guarantees. Similarly, with respect to trades in U.S. listed equity options and futures occurring on Cboe Options, C2, BZX, EDGX, and CFE, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on these exchanges and, as such, guarantees clearance and settlement of all of those matched options and futures trades. With respect to U.S. government securities transactions executed on Cboe Fixed Income, we use Mirae Asset Securities (USA) Inc. to deliver matched trades to the Fixed Income Clearing Corporation (FICC) Government Securities Division (GSD), which acts as a central counterparty on all transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all of those matched trades. With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on Cboe Canada Inc. and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. With respect to trades in options and futures occurring on Cboe Europe Derivatives, we deliver matched trades of our customers to Cboe Clear Europe, which acts as a central counterparty on all transactions occurring on Cboe Europe Derivatives and, as such, guarantees clearance and settlement of all of those matched options and futures trades. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we deliver matched trades of our customers to the Japanese Securities Clearing Corporation, which acts as a central counterparty on all transactions occurring on Cboe Japan and, as such, guarantees clearance and settlement on all of our matched trades in Japan. With respect to trades in digital assets occurring on Cboe Digital Exchange, we deliver matched trades of our customers to Cboe Clear Digital, which acts as a central counterparty on all transactions occurring on Cboe Digital Exchange and, as such, guarantees clearance and settlement of all of those matched futures trades.
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
In the nine months ended September 30, 2024, there were no significant changes to our critical accounting estimates from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K, with the exception of Goodwill and Other Intangible Assets, as described below.
Goodwill and Other Intangible Assets
Description
Our various acquisitions, including the acquisition of Cboe Digital, resulted in the recording of goodwill and other intangible assets. In accordance with ASC 350—Intangibles—Goodwill and Other, we test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances signal indicators of impairment are present.
Judgments and Uncertainties
The estimated fair values of our reporting units are based on the market approach and the income approach (using discounted estimated future cash flows). The estimated fair values of indefinite-lived intangibles were valued using the income approach, with the exception of indefinite-lived intangibles recorded as a result of the Cboe Digital acquisition, which were valued using the cost approach . The estimated fair value of the intangibles valued using the income approach are expected to be updated as necessary. The discounted estimated future cash flow analysis requires judgments about the discount rate, forecasted revenue growth rate, and operating expenses, that are inherent in these fair value estimates over the estimated remaining operating period. Additionally, the analysis contains uncertainty surrounding future events. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and indefinite-lived intangible assets.
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
Following the April 2024 announcement of the Cboe Digital spot market wind down and unwinding of the minority ownership structure in the holding company parent of the Cboe Digital entities, the Company performed an interim impairment test for the intangible assets recognized in the Digital reporting unit as the announcement was considered a potential indication of impairment. The Company concluded that the carrying value of the trading registrations and licenses and technology intangible assets exceeded their estimated fair value, as their projected future cash flows did not support its valuation and recorded an intangible assets impairment charge of $81.0 million in the condensed consolidated statements of income for the three months ended June 30, 2024.
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
For the three and nine months ended September 30, 2024, our primary exposure to foreign-denominated revenues less cost of revenues and expenses is presented by foreign currency in the following table (in millions, except percentages):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Euros (1)	British Pounds (1)	Canadian Dollars (1)	Euros (1)	British Pounds (1)	Canadian Dollars (1)
Foreign denominated % of:
Revenues less cost of revenues	5.5%	2.9%	1.4%	5.7%	2.9%	1.5%
Operating expenses	7.7%	9.1%	3.9%	7.0%	8.0%	3.8%
Impact of 10% adverse currency fluctuation on:
Revenues less cost of revenues	$2.9	$1.5	$0.7	$8.8	$4.5	$2.2
Operating expenses	1.7	2.0	0.9	5.2	6.0	2.8
___________________________
(1)An average foreign exchange rate to the U.S. dollar for the period was used. See Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the table summarizing the changes in certain operational and financial metrics for more information.
Equity Risk
Our investment in European, Canadian, and Asia Pacific operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European businesses are denominated in British pounds or Euros. The assets and liabilities of our Canadian businesses are denominated in Canadian dollars. The assets and liabilities of our Asia Pacific businesses are denominated in Australian dollars, Japanese Yen, Singapore dollars, Hong Kong dollars, or Philippine Pesos. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive (loss) income, net within stockholders' equity on our condensed consolidated balance sheet.
Our primary exposure to this equity risk as of September 30, 2024 is presented by foreign currency in the following table (in millions):

	Euros (1)	British Pounds (1)	Canadian Dollars (1)
Net equity investment in Cboe Europe Equities and Derivatives, Cboe Clear Europe, and Cboe Canada Inc.	$199.9	$645.9	$523.8
Impact on consolidated equity of a 10% adverse currency fluctuation	20.0	64.6	52.4
___________________________
(1)Converted to U.S. dollars using the foreign exchange rate of Euros per U.S. dollar, British pounds per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of September 30, 2024.
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
The Company is exposed to further credit and investment risk through our clearing operations. Cboe Clear Europe holds material amounts of clearing participant collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as liquidity and market risks. Cboe Digital holds amounts of clearing participant collateral including cash and digital assets, which are held primarily to provide security of capital while minimizing credit risk as well as custody, valuation and market risks. The following is a summary of the risks associated with these deposits and how these risks are mitigated:
•Credit Risk - The credit risk is predominantly in the event a clearing participant fails to meet a financial or contractual obligation and related to custodians and settlement banks. Cboe Clear Europe attempts to mitigate this risk through minimum participant requirements for clearing participants and monitoring their financial health. To cover potential loss to Cboe Clear Europe in the event of a clearing participant default, collateral is required from clearing participants. Besides potential defaults of clearing participants, the main credit risk faced by the clearinghouse is exposure to clearing participants when a trade fails to settle. To help mitigate this risk, a fail fee is charged to discourage late settlements. This fee covers Cboe Clear Europe’s costs but also acts as a deterrent as required by applicable settlement efficiency regulation. Cboe Clear Digital sets minimum financial requirements on custodian institutions and any clearing member that may expose the clearinghouse to credit risk. The financial strength of custodians and such clearing members are monitored routinely. Furthermore, Cboe Digital requires clearing members to post collateral (full or margined, depending on the product eligible for clearing) or other forms of financial guarantee and their trading activities are subject to pre-trade checks enforced by Cboe Digital Exchange and administered by Cboe Clear Digital. On June 5, 2023, the CFTC approved an amended order of registration for Cboe Clear Digital to clear digital asset futures on a margined basis for futures commission merchants. The new products launched January 11, 2024. As of September 30, 2024, Cboe Digital does not expect a material loss concerning credit risk on any member participant, custodian, or settlement bank.
•Liquidity Risk - Liquidity risk is the risk Cboe Clear Europe may not be able to meet its payment obligations in the right currency, in the right place and at the right time. To help mitigate this risk, Cboe Clear Europe monitors its liquidity requirements closely and maintains funds and assets in a manner which attempt to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, holding funds with a central bank where possible or making only short-term investments serves to help reduce liquidity risks. Liquidity is mainly required for securities settlement. The payment and settlement obligations generally stem from the function of Cboe Clear Europe as a cash equity clearinghouse: shares are bought and sold by clearing participants on a trading platform or OTC, and netted to settle two days later. During the settlement the actual payment for and delivery of the shares take place, this process requires intraday liquidity. If counterparties, which receive shares against payment, are unable to settle, an overnight liquidity need arises. The overnight liquidity is typically very short term, and is usually limited to a few days. Cboe Clear Digital monitors its liquidity requirements closely and maintains funds and assets in a manner which attempt to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, only allowing highly liquid USD denominated assets to be posted as collateral. Cboe Clear Digital may not be able to meet its payment obligations in a timely manner in the event of delay in payment or default by a clearing member.
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
•Custody Risk – Cboe Digital previously held customer digital clearing assets through accounts with third-party custodians and, in the case of hot and warm wallets, through self-custody. Cboe Digital’s custody strategy was designed to maximize liquidity and efficient access to assets by making those assets readily available. Cboe Digital monitors its cash and the former digital asset balances it maintains or formerly maintained with custodians. Digital assets required control of one or more unique public and private keys relating to the local or online digital wallet in which the digital assets were held. The networks required one or more private keys relating to a digital wallet to authorize a spending transaction. If private keys were lost or destroyed, this could have prevented the ability to transfer the corresponding digital asset. Security breaches, computer malware, and computer hacking attacks have been a prevalent concern in digital asset markets. Cboe Digital committed to securely storing digital assets it formerly held on behalf of users. As such, Cboe Digital may be liable to its users for losses arising from theft or loss of user private keys. Cboe Digital has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets within its control, (iii) it has established security around custodial private keys to minimize the risk of theft or loss, and (iv) the Company liquidated all digital assets held on behalf of customers as of September 30, 2024.
•Valuation Risk - Cboe Digital was previously exposed to risk with respect to digital asset prices and valuations which were largely based on the supply and demand for those digital assets in financial markets. Cboe Digital’s valuation governance framework included numerous controls and other procedural safeguards that were intended to maximize the quality of fair value measurements. New products and valuation techniques are reviewed and approved by senior management. Cboe Digital’s valuation process for digital assets were fair value estimates that were also validated by the finance control function independently. Independent price verification was performed by finance control through benchmarking fair value estimates with observable market prices or other independent sources. Reasonably designed controls and governance framework were in place and were intended to help ensure quality third-party pricing sources were used. The Company is no longer exposed to digital asset valuation risk due to the liquidation of digital assets as of September 30, 2024.
•Market Risk – Cboe Clear Europe is also exposed to market risk in the event that a clearing participant defaults and the market prices of the securities in its open positions have moved adversely so the clearinghouse can only close out the participant’s obligations at a loss. To help mitigate market risk, Cboe Clear Europe collects collateral on an end of day and intraday basis from clearing participants to cover for the probable loss during normal market conditions, together with contributions to the clearing fund to cover losses if a default occurred during extreme but plausible market conditions. Adverse movements in exchange rates affecting the value of obligations and collateral are factored into the calculation of the amount of collateral to be collected. To help ensure an orderly market, Cboe Digital previously maintained digital assets to support its clearing operations which may have been subject to significant changes in value and therefore exposure to market risk with fluctuations in market prices. Cboe Digital monitored this risk on a daily, weekly and monthly basis. The business model was such that Cboe Digital earned digital assets and at times may have accumulated positions that were subject to market risk. Former customer positions held in digital assets had market risk based on daily activity and settlement prices. Cboe Clear Digital was also exposed to market risk in the event that a clearing participant defaulted and the market prices of the securities in its open positions had moved adversely so the clearinghouse could have only closed out the participant’s obligations at a loss or the clearing participant had already realized trading losses in excess of the collateral at the time of default or the combination of the two. Cboe Clear Digital collects collateral on an end of day and intraday basis from clearing participants that are clearing margin eligible futures contracts. Cboe Clear Digital only allows collateral in USD at this time. Cboe Clear Digital maintains pre-funded resources to cover probable losses during normal market conditions due to default of clearing participants. Cboe Clear Digital clearing members who were previously clearing spot digital assets mostly operated on a fully funded basis. Cboe Clear Digital may have allowed certain well-qualified members to trade in the spot market without fully funding their accounts. Cboe Clear Digital collected collateral from such members to cover probable losses under extreme but plausible market conditions as determined by Cboe Clear Digital. The adequacy of such collateral was routinely reviewed.
•Investment Risk – Cboe Clear Europe, as of September 30, 2024, held $2,033.5 million of clearing member margin deposits, clearing funds, and interoperability funds which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Effective August 14, 2023, Cboe Clear Europe enacted changes in its rules, and is able to invest the cash collateral received in the form of interoperability fund deposits from clearing participants in certain investments, typically securities issued by pre-approved sovereign issuers and reverse repurchase agreements with overnight maturities. When investments are made in accordance with the policy, Cboe Clear Europe receives the amount of investment earnings and pays the clearing participants those earnings minus a set basis point cost of collateral. Cboe Clear Europe is able to direct the investment of the cash interoperability fund deposits received from the clearing participants within the program parameters and receive an economic benefit from those investments. See Note 12 (“Clearing Operations”) for more information. In the event that a sovereign government or reverse repurchase agreement counterparty defaults, the value we hold as collateral might not be sufficient to cover our capital requirements in the event of defaults. While Cboe Clear Europe seeks to achieve a reasonable rate of return which may generate interest income for clearing participants, Cboe Clear Europe is primarily concerned with preservation of capital and managing the risks associated with these deposits. As Cboe Clear Europe passes on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. While Cboe Clear Europe has policies and procedures that strive to help ensure that clearing participant collateral is protected, Cboe Clear Europe cannot absolutely assure that these measures and safeguards will be sufficient to protect margin deposits, clearing funds, and interoperability funds from a default or that we will not be materially and adversely affected in the event of a significant default.
On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations. Any such effects to date have been minimal.
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of September 30, 2024 and 2023, our cash and cash equivalents and financial investments were $802.6 million and $437.1 million, respectively, of which $302.8 million and $220.2 million were held outside of the United States in various foreign subsidiaries in 2024 and 2023, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.
As of September 30, 2024, we had $1,440.6 million in outstanding debt, all of which relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the Cboe Clear Europe Credit Facility, as these facilities bear interest at fluctuating rates. As of September 30, 2024, there were no outstanding borrowings under our Revolving Credit Agreement or Cboe Clear Europe Credit Facility, respectively. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.
Liquidity Risk
We are exposed to liquidity risk under certain circumstances in relation to the cross-acceleration and cross-default provisions within the Revolving Credit Agreement as a result of the Company, as guarantor, entering into the Cboe Clear Europe Credit Facility. A default of the Facility may allow lenders to accelerate any related drawn amounts and may result in the acceleration of the Company’s other outstanding debt to which a cross-acceleration or cross-default provision applies, which may limit the Company’s liquidity, business, and financing activities. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.
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
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during the third quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Cboe incorporates herein by reference the discussion set forth in Note 21 (“Commitments, Contingencies, and Guarantees”) of the condensed consolidated financial statements included herein.
Other than the legal proceeding below and incorporated by reference herein, there have been no material updates during the period covered by this Form 10-Q to the Legal Proceedings as set forth in Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2023 and to the Legal Proceedings as set forth in Item 1. of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024.
Equity Market Structure Rules
In December 2022, the SEC released four equity market structure proposals. On September 18, 2024, the SEC adopted amendments to certain rules of the Regulation National Market System (“NMS”) to amend the minimum pricing increments for the quoting of certain NMS stocks, reduce the access fee caps and enhance the transparency of better priced orders (collectively, the “Final Rules”). The compliance date for the Final Rules will be November 3, 2025, except for the dissemination of “odd-lot information” (including the best-odd lot orders), which will have a compliance date of May 4, 2026.
On October 30, 2024, the Company and the Company’s equities exchanges, BZX, BYX, EDGX, and EDGA (collectively, the “U.S. equities exchanges”) and Nasdaq, Inc. filed a Petition for Review (“PFR”) in the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) appealing the Final Rules. Prior to the PFR filings by the U.S. equities exchanges and Nasdaq, two other entities (We the Investors and Urvin Finance, Inc.) also filed a PFR in the D.C. Circuit.
The Final Rules, amongst other things, are expected to reduce access fee caps to a level that may inhibit our ability to incentivize liquidity on our U.S. equities exchanges, thereby resulting in a reduction in transaction fee revenue, as well as limit our ability to differentiate our fee schedule and compete with other national securities exchanges and off-exchange venues, which may have a material impact on our business, financial condition, and operating results. The Company and the U.S. equities exchanges intend to litigate the matter vigorously.
Item 1A. Risk Factors.
There have been no material updates during the period covered by this Form 10-Q to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share repurchase program
In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $2.3 billion. The program permits the Company to purchase shares, through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The Company repurchased 144,370 shares of its common stock under its share repurchase program during the three months ended September 30, 2024 at an average cost per share of $170.45, for a total value of $24.6 million and had $679.8 million of availability remaining under its existing share repurchase authorizations as of September 30, 2024.

The table below shows the purchases of equity securities by the Company which settled during the three months ended September 30, 2024, reflecting the purchase of common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31, 2024	144,370	$170.45	144,370	$179.8
August 1 to August 31, 2024	—	—	—	679.8
September 1 to September 30, 2024	—	—	—	679.8
Total	144,370	$170.45	144,370
Purchase of common stock from employees
The table below reflects the acquisition of common stock by the Company in the three months ended September 30, 2024 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31, 2024	25	$169.77
August 1 to August 31, 2024	3,861	204.47
September 1 to September 30, 2024	386	206.71
Total	4,272	$204.47
Use of proceeds
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Executive Officers and Directors
During the three months ended September 30, 2024, our executive officers and directors adopted or terminated contracts, instructions, or written plans for the purchase or sale of our securities as noted below:

Name and Title	Date of Adoption of Trading Plan	Scheduled Expiration Date of Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
David Howson Executive Vice President, Global President	9/6/2024 (2)	5/30/2025
Sale of up to 10,247 shares of common stock to be issued upon the vesting of time-based restricted stock units and up to 100% of the shares of common stock to be issued upon the vesting of 10,538 performance-based restricted stock units

___________________________
(1)The trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
(2)Intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6. Exhibits.

Exhibit No.	Description

10.1	Cboe Global Markets Supplemental Retirement Plan (Filed herewith).*

10.2	Cboe Global Markets Deferred Compensation Plan (Filed herewith).*

10.3
Amendment No. 24 to the Restated License Agreement, dated November 1, 1994, by and between Standard & Poor’s Financial Services LLC (as successor-in-interest to Standard & Poor’s, a division of McGraw-Hill, Inc.) and Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), effective as of September 1, 2024 (Filed herewith).+

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
___________________________
* Indicates Management Compensatory Plan, Contract or Arrangement.
+ Certain confidential portions (as indicated therein) of this exhibit have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBOE GLOBAL MARKETS, INC.
Registrant

	By:	/s/ Fredric J. Tomczyk
Fredric J. Tomczyk
Chief Executive Officer
Date: November 1, 2024

	By:	/s/ Jill M. Griebenow
Jill M. Griebenow
Executive Vice President, Chief Financial Officer
Date: November 1, 2024