Form 10-Q
period 2025-03-31
Cboe Global Markets, Inc.
filed 2025-05-02
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	April 25, 2025
Common Stock, par value $0.01 per share	104,713,346 shares

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
•“Cboe Canada” refers to Cboe Canada Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc. and a recognized Canadian securities exchange.
•“Cboe Chi-X Europe” refers to Cboe Chi-X Europe Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Clear Europe” refers to Cboe Clear Europe N.V., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Clear U.S.” refers to Cboe Clear U.S., LLC (formerly known as Cboe Clear Digital, LLC, formerly defined as “Cboe Clear Digital”), a wholly-owned subsidiary of Cboe Global Markets, Inc.
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
•"PTS" refers to proprietary trading system.
•“SEC” refers to the U.S. Securities and Exchange Commission.
•"SFT" refers to Securities Financing Transaction(s).
•“SPX” refers to our S&P 500 Index exchange-traded options products.
•“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
•“VIX futures” or “VIX options” refers, as applicable, to our Cboe Volatility Index exchange-traded options and futures products.

TRADEMARK AND OTHER INFORMATION
Cboe®, Cboe Global Markets®, Cboe Volatility Index®, Cboe Clear®, Cboe Datashop®, Cboe Futures Exchange®, CFE®, Cboe Digital®, Cboe Hanweck®, Cboe LIS®, Bats®, BIDS Trading®, BYX®, BZX®, CFE®, EDGA®, EDGX®, Hybrid®, LiveVol®, NANO®, Options Institute®, Silexx®, The Exchange for the World Stage®, VIX®, VIX1D®, and XSP® are registered trademarks, and Cboe BIDS EuropeSM, C2SM, Cboe Data VantageSM, Cboe TitaniumSM, Cboe TiSM, f(t)optionsSM, Trade AlertSM, and VIXEQSM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks and DSPXSM is a service mark of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.
MSCI and the MSCI index names are service marks of MSCI Inc. (“MSCI”) or its affiliates and have been licensed for use by us. Any derivative indices and any financial products based on the derivative indices (“MSCI-Based Products”) are not sponsored, guaranteed or endorsed by MSCI, its affiliates or any other party involved in, or related to, making or compiling such MSCI index. Neither MSCI, its affiliates nor any other party involved in, or related to, making or compiling any MSCI index makes any representations regarding the advisability of investing in such MSCI-Based Products; makes any warranty, express or implied; or bears any liability as to the results to be obtained by any person or any entity from the use of any such MSCI index or any data included therein. No purchaser, seller or holder of any MSCI-Based Product, or any other person or entity, should use or refer to any MSCI trade name, trademark or service mark to sponsor, endorse, market or promote any security without first contacting MSCI to determine whether MSCI’s permission is required.
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
•increases in the cost of the products and services we use;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except par value data and share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,047.2	$920.3
Financial investments	105.9	110.3
Accounts receivable, net of $7.5 allowance for credit losses at March 31, 2025 and $6.6 at December 31, 2024	493.0	444.6
Margin deposits, clearing funds, and interoperability funds	1,623.0	845.5
Income taxes receivable	1.4	73.8
Other current assets	91.4	84.6
Total current assets	3,361.9	2,479.1

Investments	383.3	383.7
Property and equipment, net	119.1	118.0
Operating lease right of use assets	125.8	124.5
Goodwill	3,132.0	3,124.2
Intangible assets, net	1,367.8	1,376.9
Other assets, net	177.4	182.7
Total assets	$8,667.3	$7,789.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$298.9	$359.7
Section 31 fees payable	154.8	182.0
Deferred revenue	13.4	6.4
Margin deposits, clearing funds, and interoperability funds	1,623.0	845.5
Income taxes payable	7.8	1.6
Total current liabilities	2,097.9	1,395.2

Long-term debt	1,441.5	1,441.0
Non-current unrecognized tax benefits	324.2	305.0
Deferred income taxes	182.8	186.8
Non-current operating lease liabilities	138.0	138.4
Other non-current liabilities	30.8	43.1
Total liabilities	4,215.2	3,509.5
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 104,999,329 and 104,738,813 shares issued and outstanding, respectively at March 31, 2025 and 104,693,373 and 104,686,478 shares issued and outstanding, respectively at December 31, 2024	1.0	1.0
Common stock in treasury, at cost, 260,516 shares at March 31, 2025 and 6,895 shares at December 31, 2024	(54.3)	(1.4)
Additional paid-in capital	1,530.1	1,512.5
Retained earnings	3,000.1	2,815.9
Accumulated other comprehensive loss, net	(24.8)	(48.4)
Total stockholders’ equity	4,452.1	4,279.6
Total liabilities and stockholders’ equity	$8,667.3	$7,789.1
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Cash and spot markets	$500.9	$380.9
Data Vantage	152.5	140.2
Derivatives markets	541.6	436.1
Total revenues	1,195.0	957.2
Cost of revenues:
Liquidity payments	394.8	338.8
Routing and clearing	19.6	16.0
Section 31 fees	153.1	42.1
Royalty fees and other cost of revenues	62.3	58.2
Total cost of revenues	629.8	455.1
Revenues less cost of revenues	565.2	502.1
Operating expenses:
Compensation and benefits	116.2	115.3
Depreciation and amortization	30.3	37.3
Technology support services	25.6	24.2
Professional fees and outside services	20.8	21.5
Travel and promotional expenses	6.4	7.5
Facilities costs	6.2	6.5
Acquisition-related costs	0.2	0.6
Other expenses	5.6	6.8
Total operating expenses	211.3	219.7
Operating income	353.9	282.4
Non-operating (expenses) income:
Interest expense	(12.8)	(13.0)
Interest income	8.4	4.1
(Loss) earnings on investments, net	(3.3)	14.0
Other income, net	4.0	4.6
Income before income tax provision	350.2	292.1
Income tax provision	99.6	82.6
Net income	250.6	209.5
Net income allocated to participating securities	(1.2)	(1.2)
Net income allocated to common stockholders	$249.4	$208.3
Basic earnings per share	$2.38	$1.97
Diluted earnings per share	$2.37	$1.96

Basic weighted average shares outstanding	104.7	105.6
Diluted weighted average shares outstanding	105.1	106.1
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$250.6	$209.5
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	23.6	(13.5)
Unrealized holding losses on financial investments	—	(0.5)
Post-retirement benefit obligations	—	0.2
Comprehensive income	274.2	195.7
Net income allocated to participating securities	(1.2)	(1.2)
Comprehensive income allocated to common stockholders, net of income tax	$273.0	$194.5
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2025 and March 31, 2024
(unaudited)
(in millions, except per share amounts)

	Preferred Stock	Common Stock	Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at December 31, 2024	$—	$1.0	$(1.4)	$1,512.5	$2,815.9	$(48.4)	$4,279.6
Cash dividends on common stock of $0.63 per share	—	—	—	—	(66.4)	—	(66.4)
Stock-based compensation	—	—	—	12.4	—	—	12.4
Repurchases of common stock from employee stock plans	—	—	(22.9)	—	—	—	(22.9)
Purchase of common stock	—	—	(30.0)	—	—	—	(30.0)
Shares issued under employee stock purchase plan	—	—	—	5.2	—	—	5.2
Net income	—	—	—	—	250.6	—	250.6
Other comprehensive income	—	—	—	—	—	23.6	23.6
Balance at March 31, 2025	$—	$1.0	$(54.3)	$1,530.1	$3,000.1	$(24.8)	$4,452.1

	Preferred Stock	Common Stock	Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at December 31, 2023	$—	$1.1	$(10.5)	$1,478.6	$2,525.2	$(9.4)	$3,985.0
Cash dividends on common stock of $0.55 per share	—	—	—	—	(58.5)	—	(58.5)
Stock-based compensation	—	—	—	11.7	—	—	11.7
Repurchases of common stock from employee stock plans	—	—	(25.5)	—	—	—	(25.5)
Purchase of common stock	—	—	(89.3)	—	—	—	(89.3)
Shares issued under employee stock purchase plan	—	—	—	5.0	—	—	5.0
Net income	—	—	—	—	209.5	—	209.5
Other comprehensive loss	—	—	—	—	—	(13.8)	(13.8)
Balance at March 31, 2024	$—	$1.1	$(125.3)	$1,495.3	$2,676.2	$(23.2)	$4,024.1
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$250.6	$209.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30.3	37.3
Stock-based compensation expense	12.4	11.7
Provision for accounts receivable credit losses	0.9	1.5
Amortization of debt issuance cost and debt discount	0.6	0.6
Equity loss (earnings) on investments	2.9	(12.8)
Benefit for deferred income taxes	(6.2)	(1.7)
Other	(6.3)	(0.5)
Changes in assets and liabilities:
Accounts receivable	(40.9)	(40.7)
Restricted cash and cash equivalents and customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	659.1	730.0
Income taxes receivable	72.4	67.7
Other assets	1.6	(4.3)
Accounts payable and accrued liabilities	(69.1)	(113.5)
Section 31 fees payable	(27.2)	(9.2)
Deferred revenue	6.9	7.0
Income taxes payable	6.3	(1.1)
Unrecognized tax benefits	19.2	13.6
Other liabilities	(0.6)	0.5
Net cash provided by operating activities	912.9	895.6
Cash flows from investing activities:
Purchases of available-for-sale financial investments	(77.7)	(23.0)
Proceeds from maturities of available-for-sale financial investments	70.3	20.6
Gain from investments	4.6	—
Sale of intangible assets	0.3	—
Proceeds from insurance	—	0.1
Contributions to investments	(2.5)	(3.7)
Purchases of property and equipment and leasehold improvements	(14.7)	(7.3)
Net cash used in investing activities	(19.7)	(13.3)
Cash flows used in financing activities:
Cash dividends on common stock	(66.4)	(58.5)
Repurchases of common stock from employee stock plans	(22.9)	(25.5)
Payments of contingent consideration related to acquisitions	—	(3.0)
Shares issued under employee stock purchase plan	4.8	(5.0)
Purchase of common stock	(30.0)	(76.6)
Net cash used in financing activities	(114.5)	(168.6)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	125.7	(25.0)
Increase in cash, cash equivalents, and restricted cash and cash equivalents	904.4	688.7
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,765.8	1,397.1
End of period	$2,670.2	$2,085.8
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$1,042.2	$536.3
Restricted cash and cash equivalents (included in margin deposits, clearing funds, and interoperability funds)	1,618.9	1,524.9
Restricted cash and cash equivalents (included in cash and cash equivalents)	5.0	—
Restricted cash and cash equivalents (included in other current assets)	—	4.9
Customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	4.1	19.7
Total	$2,670.2	$2,085.8
Supplemental disclosure of cash transactions:
Cash paid for income taxes, net of refunds	$8.0	$76.6
Cash paid for interest	26.7	17.4
Supplemental disclosure of noncash financing activities:
Unsettled purchases of common stock	$—	$(12.7)
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
Cboe’s subsidiaries include the largest options exchange and the third largest equities exchange operator in the U.S. In addition, the Company operates Cboe Europe, one of the largest equities exchanges by value traded in Europe, and owns Cboe Clear Europe, a leading pan-European equities and derivatives clearinghouse, BIDS Holdings, which owns a leading block-trading ATS by volume in the U.S., and provides block-trading services with Cboe market operators in Europe, Canada, Australia, and Japan, Cboe Australia, an operator of trading venues in Australia, Cboe Japan, an operator of trading venues in Japan, Cboe Clear U.S., an operator of a regulated clearinghouse, and Cboe Canada, a recognized Canadian securities exchange. Cboe subsidiaries also serve collectively as a leading market globally for exchange-traded products (“ETPs”) listings and trading.
The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Hong Kong, Kansas City, London, Manila, New York, San Francisco, Sarasota Springs, Singapore, Sydney, Tokyo, and Toronto.
Basis of Presentation
These interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP as established by the FASB for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses. On an ongoing basis, management evaluates its estimates based upon historical experience, observation of trends, information available from outside sources, and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included.
Segment Information
The Company previously operated as six reportable business segments as of December 31, 2024. As of January 1, 2025, the Company operates five reportable business segments: Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX, which is reflective of how the Company's Chief Operating Decision Maker ("CODM") reviews and operates the business.
On April 25, 2024, the Company announced plans to refocus the digital asset business to leverage its core strengths in derivatives, technology, and product innovation. Effective May 31, 2024, the Cboe Digital spot market (“Cboe Digital spot market”) is closed for all participant and trading purposes. The Company has brought Cboe Clear U.S. (formerly, Cboe Clear Digital) under unified leadership with the Global Head of Clearing, and expects to continue to facilitate the clearing of cash-settled margin Bitcoin and Ether futures contracts. The Company retained and presented Digital as a reportable segment through December 31, 2024. As of January 1, 2025, the Company prospectively reorganized the Digital operating segment results into the Futures reporting segment as the Company expects to transition its cash-settled margin Bitcoin and Ether futures contracts, currently available for trading on the Cboe Digital Exchange, to CFE during the second quarter of 2025, pending regulatory review. Comparative-period results have been presented for historical purposes but have not been recast as the historic results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the three months ended March 31, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment. See Note 14 (“Segment Reporting”) for more information.

Update to Significant Accounting Policies
There have been no new or material changes to the significant accounting policies discussed for the Company for the periods presented, that are of significance, or potential significance, to the Company.
Recent Accounting Pronouncements – Adopted
In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This ASU addresses the accounting and disclosure requirements for certain crypto assets and requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in earnings in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. For public entities, the update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2024. The Company adopted the update for the condensed consolidated financial statements issued for the three months ended March 31, 2025, and it does not have a material impact to the condensed consolidated financial statements as the Company does not hold a material amount of crypto assets.
On January 23, 2025, the SEC issued Staff Accounting Bulletin 122 ("SAB 122"), which rescinds the interpretive guidance included in the Staff Accounting Bulletin 121 ("SAB 121"). SAB 121, issued March 31, 2022, provided interpretive guidance from the SEC regarding the accounting for obligations to safeguard digital assets that an entity holds on behalf of customers. For public entities, SAB 122 is effective on a fully retrospective basis in annual periods beginning after December 15, 2024. Additionally, SAB 122 was codified by the FASB in March 2025, under ASU 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The Company has early adopted the guidance for the condensed consolidated financial statements issued for the three months ended March 31, 2025 and, therefore, no longer discloses safeguarded digital assets within Note 8 ("Goodwill, Intangible Assets, Net, and Digital Assets Held"), Note 13 ("Fair Value Measurement"), and the condensed consolidated balance sheets. The adoption had no material impact on the previously reported condensed consolidated financial statements as the Company liquidated all digital assets held on behalf of customers in the third quarter of 2024.
There were no other applicable material accounting pronouncements that have been adopted during the three month period ended March 31, 2025.
Recent Accounting Pronouncements - Issued, not yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public entities, the update is effective for fiscal years beginning after December 15, 2024. The Company expects to adopt the update for the annual financial statements issued for the year ending December 31, 2025 and does not anticipate a material impact to the consolidated financial statements.
On March 6, 2024, the SEC adopted new climate disclosure rules, which requires companies to publish information that describes the climate-related risks that are reasonably likely to have a material impact on a company’s business or consolidated financial statements. The final rules would require companies to disclose material climate-related risks, activities to mitigate or adapt to such risks, information about the companies’ board of directors’ oversight of climate-related risks and management’s role in managing climate-related risks, and information on any climate-related targets or goals that are material to the companies’ business, results of operations or financial condition. On March 15, 2024, the U.S. Court of Appeals for the Fifth Circuit granted an administrative stay of the SEC’s final Climate Disclosure Rules, in response to legal challenges unaffiliated with the Company. On February 11, 2025, the acting Chairman of the SEC directed the SEC staff to notify the court of changed circumstances and requested the Court not schedule the case for argument. On March 27, 2025, the SEC voted to end its defense of its climate disclosure rules. The Company will continue to monitor updates to the climate disclosure rules and potential impacts to the condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of certain income statement expenses for public entities. For public entities, the update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company expects to adopt the update for the annual financial statements issued for the year ending December 31, 2027, and is currently reviewing the impact that the adoption of ASU 2024-03 may have on the consolidated financial statements disclosures.
There were no other recent applicable material accounting pronouncements that have been issued, but not yet adopted as of March 31, 2025.

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
•Transaction and clearing fees – Transaction fees represent fees charged by the Company for meeting the point-in-time performance obligation of executing a trade on its markets. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Transaction fees are recognized across all segments. Clearing fees, which include settlement fees, represent fees charged by the Company for meeting the point-in-time performance obligation for transactions cleared and settled by Cboe Clear Europe and Cboe Clear U.S. Clearing fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. Clearing fees attributable to Cboe Clear Europe are recognized in the Europe and Asia Pacific segment, and clearing fees attributable to Cboe Clear U.S. are recognized in the Futures segment. Transaction and clearing fees, as well as any tiered volume discounts, are calculated and billed monthly in accordance with the Company’s published fee schedules.
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
All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers, with the exception of interest income from clearing operations. The following table depicts the disaggregated revenue contract types listed above within each respective financial statement caption in the condensed consolidated statements of income (in millions):

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Three Months Ended March 31, 2025
Transaction and clearing fees	$341.0	$—	$491.6	$832.6
Access and capacity fees	—	97.8	—	97.8
Market data fees	15.7	54.0	8.1	77.8
Regulatory fees	120.7	—	41.1	161.8
Other revenue	23.5	0.7	0.8	25.0
	$500.9	$152.5	$541.6	$1,195.0

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Three Months Ended March 31, 2024
Transaction and clearing fees	$305.2	$—	$413.3	$718.5
Access and capacity fees	—	90.1	—	90.1
Market data fees	16.0	49.3	6.7	72.0
Regulatory fees	34.9	—	15.3	50.2
Other revenue	24.8	0.8	0.8	26.4
	$380.9	$140.2	$436.1	$957.2

The following table depicts the disaggregation of revenue according to segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Total
Three Months Ended March 31, 2025
Transaction and clearing fees	$464.5	$271.7	$50.8	$27.1	$18.5	$—	$832.6
Access and capacity fees	44.0	34.5	10.9	5.6	2.8	—	97.8
Market data fees	33.6	31.0	10.3	2.5	0.4	—	77.8
Regulatory fees	41.1	120.7	—	—	—	—	161.8
Other revenue	1.4	2.2	21.1	0.1	0.2	—	25.0
	$584.6	$460.1	$93.1	$35.3	$21.9	$—	$1,195.0
Timing of revenue recognition
Services transferred at a point in time	$507.0	$394.6	$71.9	$27.2	$18.7	$—	$1,019.4
Services transferred over time	77.6	65.5	21.2	8.1	3.2	—	175.6
	$584.6	$460.1	$93.1	$35.3	$21.9	$—	$1,195.0

Three Months Ended March 31, 2024
Transaction and clearing fees	$389.8	$251.7	$38.8	$23.5	$15.5	$(0.8)	$718.5
Access and capacity fees	41.7	29.7	10.1	5.7	2.8	0.1	90.1
Market data fees	29.1	30.7	9.7	2.2	0.3	—	72.0
Regulatory fees	15.3	34.9	—	—	—	—	50.2
Other revenue	1.5	2.6	22.1	—	0.2	—	26.4
	$477.4	$349.6	$80.7	$31.4	$18.8	$(0.7)	$957.2
Timing of revenue recognition
Services transferred at a point in time	$406.6	$289.2	$60.9	$23.5	$15.7	$(0.8)	$795.1
Services transferred over time	70.8	60.4	19.8	7.9	3.1	0.1	162.1
	$477.4	$349.6	$80.7	$31.4	$18.8	$(0.7)	$957.2
__________________________
(1)The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from the first quarter of 2024 have been retained in the former Digital segment for comparative purposes. See Note 1 ("Organization and Basis of Presentation") for additional information.
Contract liabilities as of March 31, 2025 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at December 31, 2024	Cash Additions	Revenue Recognized	Balance at March 31, 2025
Liquidity provider sliding scale (1)	$2.4	$4.8	$(1.8)	$5.4
Other, net (2)	4.2	7.7	(3.8)	8.1
Total deferred revenue	$6.6	$12.5	$(5.6)	$13.5
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
3.    ACQUISITIONS
Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company expensed $0.2 million and $0.6 million of acquisition-related costs during the three months ended March 31, 2025 and 2024, respectively, primarily related to compensation, professional fees, and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.

4.    INVESTMENTS
As of March 31, 2025 and December 31, 2024, the Company’s investments were comprised of the following (in millions):

	March 31, 2025	December 31, 2024
Equity method investments:
Investment in 7Ridge Investments 3 LP	$320.8	$321.3
Total equity method investments	320.8	321.3

Other equity investments:
Investment in Japannext Co., Ltd.	36.5	36.5
Investment in Eris Innovations Holdings, LLC	9.5	9.5
Investment in CSD Br	5.9	5.9
Investment in Coin Metrics Inc.	4.4	4.4
Investment in Vest Group Inc.	2.9	2.9
Investment in OCC	0.3	0.3
Other equity investments	3.0	2.9
Total other equity investments	62.5	62.4

Total investments	$383.3	$383.7
Equity Method Investments
The Company’s investment in 7Ridge Investments 3 LP (“7Ridge Fund”), as a limited partner, represents a nonconsolidated variable interest entity (“VIE”). The Company has determined that consolidation of the VIE is not required as the Company is not the primary beneficiary of the 7Ridge Fund, as it does not have controlling financial interest and lacks the ability to unilaterally remove the general partner, 7Ridge Investments 3 GP Limited, direct material strategic decisions, or dissolve the entity (i.e., the Company does not have unilateral substantive “kick-out” or “liquidation” rights).
The Company’s interest in the 7Ridge Fund is equal to the carrying value of the investment as of March 31, 2025, or $320.8 million, which includes periodic capital contributions to the 7Ridge Fund, as well as the Company’s share of 7Ridge Fund’s profit or loss, including gains or losses arising from the fair value measurement of the investment held by the 7Ridge Fund, which are included in the carrying value of the investment balance. The carrying value of the investment is included in investments within the condensed consolidated balance sheets. The Company’s maximum loss exposure, in the unlikely event that all of the VIE’s assets become worthless, is limited to the carrying value of Company’s investment.
The Company holds an option to acquire Trading Technologies International Inc. (“Trading Technologies”), which is wholly-owned by the 7Ridge Fund. In January 2025, the Company received notification from the 7Ridge Fund that certain performance goals were met and the exit option to acquire Trading Technologies became exercisable. As of March 31, 2025, the option has not been exercised by the limited partners. If the option is not exercised by the limited partners, the general partner of the 7Ridge Fund may market Trading Technologies for sale. If Trading Technologies is sold, the general partner of the 7Ridge Fund would be entitled to receive a variable portion of the sales proceeds, and the limited partners would be entitled to receive a portion of the sales proceeds in accordance with the investment agreements. The estimated value of the option, which includes certain assumptions related to the estimated value of Trading Technologies, is included in the carrying value of the investment balance as of March 31, 2025.
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

5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024
Construction in progress	$10.1	$3.3
Furniture, equipment, and leasehold improvements	311.3	306.3
Total property and equipment	321.4	309.6
Less accumulated depreciation	(202.3)	(191.6)
Property and equipment, net	$119.1	$118.0
Depreciation expense using the straight-line method was $9.4 million and $8.6 million for the three months ended March 31, 2025 and 2024, respectively.
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
The following represents the changes in allowance for credit losses during the three months ended March 31, 2025 (in millions):

	Allowance for notes receivable credit losses	Allowance for accounts receivable credit losses	Total allowance for credit losses
Balance at December 31, 2024	$30.1	$6.6	$36.7
Current period provision for expected credit losses	—	0.9	0.9
Write-offs charged against the allowance	—	—	—
Recoveries collected	—	—	—
Balance at March 31, 2025	$30.1	$7.5	$37.6
7.    OTHER ASSETS, NET
Other assets, net consisted of the following as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024
Software development work in progress	$7.0	$18.7
Data processing software	144.2	126.4
Less accumulated depreciation and amortization	(101.3)	(98.3)
Data processing software, net	49.9	46.8
Other assets (1)	127.5	135.9
Other assets, net	$177.4	$182.7
___________________________
(1)At March 31, 2025 and December 31, 2024, the majority of the balance included notes receivable, net of allowance, and long-term prepaid assets, respectively. As of March 31, 2025 and December 31, 2024, the notes receivable, net balance was $115.7 million and $124.2 million, respectively. See Note 6 (“Credit Losses”) and Note 13 (“Fair Value Measurement") for more information on the notes receivable, net of allowance, included within other assets, net on the condensed consolidated balance sheets.
Amortization expense related to data processing software was $2.5 million for each of the three months ended March 31, 2025 and 2024, respectively.
8.    GOODWILL, INTANGIBLE ASSETS, NET, AND DIGITAL ASSETS HELD
The following table presents the details of goodwill by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Total
Balance as of December 31, 2024	$306.0	$1,990.8	$560.0	$267.4	$3,124.2
Changes in foreign currency exchange rates	—	0.2	7.6	—	7.8
Balance as of March 31, 2025	$306.0	$1,991.0	$567.6	$267.4	$3,132.0
Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, and Global FX. No goodwill has been allocated to the Futures segment. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.

The following table presents the details of the intangible assets by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Total
Balance as of December 31, 2024	$126.4	$879.6	$326.7	$44.2	$1,376.9
Sales	—	(0.1)	—	—	(0.1)
Amortization	(1.7)	(10.4)	(3.7)	(2.6)	(18.4)
Changes in foreign currency exchange rates	—	0.1	9.3	—	9.4
Balance as of March 31, 2025	$124.7	$869.2	$332.3	$41.6	$1,367.8
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
For the three months ended March 31, 2025 and 2024, amortization expense was $18.4 million and $26.2 million, respectively. The estimated future amortization expense is $51.5 million for the remainder of 2025, $62.7 million for 2026, $56.0 million for 2027, $50.4 million for 2028, and $45.8 million for 2029.
Intangible assets have been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, and Global FX. No intangible assets have been allocated to the Futures segment. Intangibles impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. The following tables present the categories of intangible assets by segment as of March 31, 2025 and December 31, 2024 (in millions, except as stated):

	March 31, 2025				Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX
Trading registrations and licenses	$95.5	$603.4	$211.1	$—	Indefinite
Customer relationships	46.6	409.8	214.9	140.0	14
Market data customer relationships	53.6	322.0	62.5	64.4	7
Technology	28.1	55.5	34.4	22.5	7
Trademarks and trade names	12.9	8.1	2.4	1.2	5
Digital assets held	—	1.2	—	—	Indefinite
Accumulated amortization	(112.0)	(530.8)	(193.0)	(186.5)
	$124.7	$869.2	$332.3	$41.6

	December 31, 2024				Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX
Trading registrations and licenses	$95.5	$603.4	$205.2	$—	Indefinite
Customer relationships	46.6	409.7	209.2	140.0	14
Market data customer relationships	53.6	322.0	60.8	64.4	7
Technology	28.1	55.5	33.6	22.5	7
Trademarks and trade names	12.9	8.1	2.3	1.2	5
Digital assets held	—	1.2	—	—	Indefinite
Accumulated amortization	(110.3)	(520.3)	(184.4)	(183.9)
	$126.4	$879.6	$326.7	$44.2
In October 2022, the Company, through its wholly-owned subsidiary Cboe Netherlands Services Company B.V., entered into a Data Provider Agreement with Pyth Data Association (“Pyth”) to create a data feed and begin publishing limited derived equities market data for certain symbols from one of its four U.S. equities exchanges (BZX, BYX, EDGX, and EDGA, collectively, the "Cboe U.S. equity exchanges”) on the Pyth Network, a decentralized financial market data distribution platform for aggregated data. In exchange, Pyth granted Cboe Netherlands Services Company B.V. 16,666,666 restricted PYTH tokens which unlock annually over a four-year period in equal tranches; the first 25% tranche of PYTH tokens unlocked in May 2024. The PYTH tokens, which are included within intangible assets, net in the condensed consolidated balance sheets, are carried at their historical value of $0.06 per token and are reviewed each reporting period for potential impairment.
In May 2024, the Company recorded $1.0 million in market data fees revenue on the condensed consolidated statements of income, which represents the historical value of the grant of 16,666,666 restricted PYTH tokens earned for satisfying the performance obligations outlined in the Data Provider Agreement. The Company has earned additional PYTH tokens by continuing to provide data to the Pyth Network through various Pyth Reward Programs that have run since May 2023. In January 2025, the Company sold 1.2 million PYTH tokens and recognized a $0.3 million gain. Through March 31, 2025, the Company earned approximately 740,000 additional PYTH tokens via the Pyth Reward Programs. The Company recorded additional intangible assets and revenue based on the token fair value when earned.
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024
Compensation and benefit-related liabilities	$31.6	$89.8
Royalties	48.8	44.4
Accrued liabilities	61.9	74.4
Current operating lease liabilities	24.1	19.9
Rebates payable	98.1	93.5
Marketing fee payable	19.3	19.7
Current unrecognized tax benefits	—	0.1
Accounts payable	15.1	17.9
Total accounts payable and accrued liabilities	$298.9	$359.7
10.    DEBT
The Company’s debt consisted of the following as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	$648.8	$648.6
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	495.7	495.5
$300 million fixed rate Senior Notes due March 2032, stated rate of 3.000%	297.0	296.9
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Total debt	$1,441.5	$1,441.0
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
Indenture
Under the Indenture, the Company may issue debt securities, which includes the Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At March 31, 2025, the Company was in compliance with these covenants.
Revolving Credit Agreement
On February 25, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which amended and restated the prior revolving credit agreement.
The Revolving Credit Agreement provides for a senior unsecured $400 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $200 million, for a total of $600 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of March 31, 2025, no subsidiaries were designated as additional borrowers.
Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of March 31, 2025, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at March 31, 2025, $400 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.
Loans under the Revolving Credit Agreement will bear interest, at the Company’s option, at either (i) the Relevant Rate (defined herein) plus a margin (based on the Company’s public debt ratings) ranging from 0.75 percent per annum to 1.25 percent per annum or (ii) a daily fluctuating rate based on the administrative agent’s prime rate (subject to certain minimums based upon the federal funds effective rate or Term SOFR), which is subject to a 1.00 percent floor, plus a margin (based on the Company’s public debt ratings) ranging from zero percent per annum to 0.25 percent per annum. “Relevant Rate” means with respect to any committed borrowing or swingline borrowing denominated in (a) Dollars, Term SOFR plus a spread adjustment of 0.10 percent per annum, (b) Sterling, SONIA plus a spread adjustment of 0.0326 percent per annum and (c) Euros, EURIBOR, as applicable, provided that each Relevant Rate is subject to a zero percent floor.

Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on February 25, 2027, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.25 to 1.00 on one occasion and 4.00 to 1.00 on another occasion, in each case, for four consecutive fiscal quarters; provided that, prior to the exercise of the second such financial covenant step-up, the maximum consolidated leverage ratio shall have returned to a level of 3.50 to 1.00 for at least two consecutive fiscal quarters. At March 31, 2025, the Company was in compliance with these covenants and did not exercise financial covenant step-up.
Cboe Clear Europe Credit Facility
On July 1, 2020, Cboe Clear Europe, as borrower, and the Company, as guarantor, entered into a Facility Agreement (as subsequently amended and restated, the “Facility” or “Cboe Clear Europe Credit Facility”) with Bank of America Merrill Lynch International Designated Activity Company, as coordinator, facility agent, lender, sole lead arranger and sole bookrunner, Citibank N.A., as security agent, and certain other lenders named therein. The Facility was amended and restated on July 1, 2021, June 30, 2022, June 29, 2023, and June 28, 2024, as described below.
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
Borrowings under the Facility’s revolving loans and non-U.S. dollar swingline loans bear interest at the relevant floating base rate plus a margin of 1.60 percent per annum and (subject to certain conditions) borrowings under the Facility’s U.S. dollar swingline loans bear interest at the higher of the relevant agent’s prime commercial lending rate for U.S. dollars and 0.50 percent per annum over the federal funds effective rate. A commitment fee of 0.30 percent per annum is payable on the unused and uncalled amount of the Facility during the availability period.
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
As of March 31, 2025, no borrowings were outstanding under the Facility. Accordingly, at March 31, 2025, €1.20 billion of borrowing capacity was available for the purposes permitted by the Facility. At March 31, 2025, the Company and Cboe Clear Europe were in compliance with applicable covenants.

Notes Payments and Contractual Interest
The future expected repayments related to the Senior Notes as of March 31, 2025 are as follows (in millions):

Remainder of 2025	$—
2026	—
2027	650.0
2028	—
2029	—
Thereafter	800.0
Principal amounts repayable	1,450.0
Debt issuance costs	(4.8)
Unamortized discounts on notes	(3.7)
Total debt outstanding	$1,441.5
Interest, commitment, and other relevant fees, subject to the specific terms of the debt obligation, are recognized as incurred in interest expense in the condensed consolidated statements of income.
Components of interest expense, net recognized in the condensed consolidated statements of income for the three months ended March 31, 2025 and 2024 are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Components of interest expense:
Contractual interest	$12.2	$12.4
Amortization of debt discount and issuance costs	0.6	0.6
Interest expense	$12.8	$13.0
Interest income	(8.4)	(4.1)
Interest expense, net	$4.4	$8.9
11.    ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
The following represents the changes in accumulated other comprehensive loss, net by component (in millions):

	Foreign Currency Translation Adjustment	Post-Retirement Benefits	Accumulated Other Comprehensive Loss, Net
Balance at December 31, 2024	$(48.6)	$0.2	$(48.4)
Other comprehensive income	23.6	—	23.6
Balance at March 31, 2025	$(25.0)	$0.2	$(24.8)
12.    CLEARING OPERATIONS
Cboe operates two clearinghouses, Cboe Clear Europe and Cboe Clear U.S., each of which acts as a central counterparty that provides clearing and settlement services.
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
In November 2024, Cboe Clear Europe received regulatory approval to offer access to market participants to engage in SFT clearing. Cboe Clear Europe introduced a service for European SFT in cash equities and ETFs, which includes central clearing, settlement and post-trade lifecycle management. This service aims to enhance the current bilateral SFT process between securities lenders and borrowers into a centrally cleared model, with Cboe Clear Europe acting as the counterparty to both sides of each SFT. In March 2025, the first SFT was processed on the Cboe Clear Europe platform.

Cboe Clear Europe only assumes the guarantor role if it has an equal and offsetting claim against a clearing participant. Cboe Clear Europe, with respect to SFT services, utilizes The Bank of New York Mellon Corporation and J.P. Morgan as Tri-Party Collateral Agents for non-cash collateral, central and correspondent banks for the exchange of cash collateral, while Pirum serves as the transmitter of transactions and post-trade lifecycle events on behalf of our mutual clients. For the three months ended March 31, 2025, there have been no events of default for which a liability is required to be recognized in accordance with GAAP.
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
Cboe Clear Europe is able to invest the cash collateral received in the form of interoperability fund deposits from clearing participants in certain investments, typically securities issued by pre-approved sovereign issuers and reverse repurchase agreements with overnight maturities. When investments are made in accordance with Cboe Clear Europe’s investment policy, Cboe Clear Europe receives the amount of investment earnings and pays clearing participants those earnings minus a set basis point cost of collateral. As Cboe Clear Europe is able to direct the investment of the cash interoperability fund deposits received from the clearing participants within the program parameters and receives an economic benefit from those investments, these amounts are included in the margin deposits, clearing funds, and interoperability funds captions in the condensed consolidated balance sheets and the related interest income and expense is recorded in other revenue and other cost of revenue, respectively, on the condensed consolidated statements of income.
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
Cboe Clear U.S.
Cboe Clear U.S. (formerly, "Cboe Clear Digital") is a digital asset derivatives clearinghouse and central counterparty that provides clearing and settlement of digital asset derivatives trades. Cboe Clear U.S. is registered as a Derivatives Clearing Organization (“DCO”) regulated by the U.S. Commodity Futures Trading Commission (“CFTC”). As of the quarter ended March 31, 2025, Cboe Clear U.S. has surrendered its money transmitter licenses. Cboe Clear U.S.’s registration with the U.S. Treasury Financial Crimes Enforcement Network (“FinCEN”) as a money services business (“MSB”) will expire on July 12, 2025. Before the surrendering process was initiated, Cboe Clear U.S. was authorized by license or not subject to licensing to conduct MSB services in 50 U.S. jurisdictions. Cboe Clear U.S. performs a guarantee function whereby Cboe Clear U.S. helps to ensure that the obligations of the transactions it clears are fulfilled. Cboe Clear U.S. attempts to mitigate this risk by performing internal compliance and due diligence procedures as well as implementing internal risk controls. Cboe Clear U.S.'s due diligence procedures include, among other things, review of the corporate information, financial position of the member participant, and risk management reviews including monitoring of Cboe Clear U.S.'s risk exposure thresholds. A clearing member is required to deposit collateral, which is in the form of cash, for futures products to cover some or all of the credit risk of its failure to fulfill its obligations. As of May 31, 2024, trading is no longer offered on the Cboe Digital spot market and, therefore, Cboe Clear U.S. no longer accepts any collateral for spot products. As of March 31, 2025, Cboe Clear U.S. does not expect a material loss concerning credit risk on any member participant.

Cboe Clear U.S. Clearing Participant Deposits
Customer Bank Deposits
Cboe Clear U.S. holds cash on behalf of its customers for the purposes of supporting clearing transactions. Customer cash may be invested in approved investments and any interest or gain received, or loss incurred on invested funds is recorded in the condensed consolidated statements of income. There was no interest, gains, or losses on invested funds for the three months ended March 31, 2025 and 2024, respectively. The Company includes customer cash related to the clearing activity on the condensed consolidated balance sheets in margin deposits, clearing funds, and interoperability funds, with a corresponding liability.

Margin Deposits, Clearing Funds, and Interoperability Funds
The details of margin deposits, clearing funds, and interoperability funds as of March 31, 2025 and December 31, 2024, are as follows (in millions):

	March 31, 2025
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe central bank account	$510.4	$19.7	$141.0	$671.1
Cboe Clear Europe reverse repurchase and other	365.6	165.2	417.0	947.8
Cboe Clear U.S. customer bank deposits	4.1	—	—	4.1
Total cash margin deposits, clearing funds, and interoperability funds	$880.1	$184.9	$558.0	$1,623.0

	March 31, 2025
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe non-cash contributions (1)	$862.1	$79.7	$294.5	$1,236.3

	December 31, 2024
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe central bank account	$378.4	$173.7	$289.3	$841.4
Cboe Clear Europe reverse repurchase and other	—	—	—	—
Cboe Clear U.S. customer bank deposits	4.1	—	—	4.1
Total cash margin deposits, clearing funds, and interoperability funds	$382.5	$173.7	$289.3	$845.5

	December 31, 2024
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe non-cash contributions (1)	$691.4	$80.1	$225.9	$997.4
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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$78.0	$78.0	$—	$—
Marketable securities (1):
Mutual funds	22.9	22.9	—	—
Money market funds	5.0	5.0	—	—
Note receivable - building sale (2)	6.3	—	—	6.3
Total assets	$112.2	$105.9	$—	$6.3

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$70.0	$70.0	$—	$—
Marketable securities (1):
Mutual funds	23.8	23.8	—	—
Money market funds	16.5	16.5	—	—
Note receivable - building sale (2)	6.2	—	—	6.2
Total assets	$116.5	$110.3	$—	$6.2
___________________________
(1)These amounts are reflected within financial investments in the condensed consolidated balance sheets.
(2)This amount is reflected within other assets, net in the condensed consolidated balance sheets.
The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:
Financial Investments
Financial investments consist of highly liquid U.S. Treasury securities, and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter-dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of financial investments for the period ended March 31, 2025. See Note 15 (“Employee Benefit Plans”) for more information.
Note Receivable – Building Sale
The sale of the Company's former headquarters, including associated land, building, and certain furniture and equipment of the former headquarters location (the "Property"), was completed on June 28, 2024. In connection with the sale, the Company provided seller financing to the purchaser of the Property (the "Purchaser") in the form of a secured promissory note for a portion of the purchase price of the Property. The total purchase price of the Property was $12.0 million and was comprised of $5.0 million cash and $7.0 million of seller financing. The $7.0 million in seller financing is in the form of a secured promissory note receivable to be repaid with an interest rate of 4.0% per annum, payable quarterly in arrears. The loan principal shall be repaid to the Company upon the earlier of the following: (a) the second anniversary of the closing date of the sale of the Property or (b) the closing of a sale of the Property by the Purchaser to a third party who is not related to the Purchaser. The Company accrues interest income monthly based on the agreed upon principal amount and interest rate.
The Company has elected the fair value option available under ASC 825 for this note and subsequent changes in fair value are reported in other income, net on the condensed consolidated statements of income. The fair value is calculated using the initial projected amortization schedule, credit risk assumptions, and implied interest rates for similar instruments.

These inputs are considered Level 3 in the fair value hierarchy. The note is within other assets, net on the condensed consolidated balance sheet as of March 31, 2025. The fair value option was not elected for other notes receivable described in Note 7 (“Other Assets, Net”) due to uncertain payment terms and credit and legal risks as described in Note 6 (“Credit Losses”). The note receivable related to the building sale was not 90 days or more past due or in non-accrual status as of March 31, 2025.
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
Fair Value of Assets and Liabilities
The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$78.0	$78.0	$—	$—
Deferred compensation plan assets (1)	27.9	27.9	—	—
Note receivable - building sale (2)	6.3	—	—	6.3
Total assets	$112.2	$105.9	$—	$6.3
Liabilities:
Deferred compensation plan liabilities (3)	$27.9	$27.9	$—	$—
Debt (4)	1,335.4	—	1,335.4	—
Total liabilities	$1,363.3	$27.9	$1,335.4	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$70.0	$70.0	$—	$—
Deferred compensation plan assets (1)	40.3	40.3	—	—
Note receivable - building sale (2)	6.2	—	—	6.2
Total assets	$116.5	$110.3	$—	$6.2
Liabilities:
Deferred compensation plan liabilities (3)	$40.3	$40.3	$—	$—
Debt (4)	1,317.0	—	1,317.0	—
Total liabilities	$1,357.3	$40.3	$1,317.0	$—
___________________________
(1)These amounts are reflected within financial investments in the condensed consolidated balance sheets.
(2)This amount is reflected within other assets, net in the condensed consolidated balance sheets.
(3)These amounts are reflected within other non-current liabilities in the condensed consolidated balance sheets.
(4)These balances are presented at fair value in this table, but are carried at their historical value within the condensed consolidated balance sheets.
Certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and Section 31 fees payable, and certain notes receivable are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.

Debt
The debt balance consists of fixed rate Senior Notes. The fair values of the Senior Notes are classified as Level 2 under the fair value hierarchy and are estimated using prevailing market quotes.
At March 31, 2025 and December 31, 2024, the fair values of the Company’s debt obligations were as follows (in millions):

	Fair Value
	March 31, 2025	December 31, 2024
3.650% Senior Notes	$643.1	$638.4
1.625% Senior Notes	425.2	416.2
3.000% Senior Notes	267.1	262.4
Information on Level 3 Financial Assets and Liabilities
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities during the three months ended March 31, 2025 (in millions):

	Level 3 Financial Assets and Liabilities for the Three Months Ended March 31, 2025
	Balance at Beginning of Period	Gains during Period	Adjustments	Additions	Settlements	Foreign Currency Translation	Balance at End of Period
Assets:
Note receivable - building sale	$6.2	$0.1	$—	$—	$—	$—	$6.3
Total assets	$6.2	$0.1	$—	$—	$—	$—	$6.3
14.    SEGMENT REPORTING
The Company previously operated six reportable business segments as of December 31, 2024. As of January 1, 2025, the Company operates five reportable business segments: Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX, which are further described below and is reflective of how the Company's CODM reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). The Company's reportable business segments represent strategic business units that offer different products and services across different geographic areas. The Company's CODM is the chief executive officer. The CODM function is supported by business segment management and leadership personnel who lead the day-to-day operations of each reportable business segment.
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

North American Equities. The North American Equities segment includes U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform in the U.S. and Canada, and Canadian equities and other transaction services that occur on or through Cboe Canada’s order books. The North American Equities segment also includes corporate listing services on Cboe Canada, ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, and applicable market data fees revenues generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.
Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, including exchange traded funds, exchange traded notes, and exchange traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities transaction services of Cboe Australia and Cboe Japan, operators of trading venues in Australia and Japan, respectively, along with equities transactions that occur on the BIDS Trading platform in Japan. Cboe Europe operates lit and dark books, a periodic auctions book, a closing cross book, and two BIDS orderbooks; a Large-in-Scale (“LIS”) trading negotiation facility and - predominantly for UK and Swiss symbols - a volume-weighted average price (“VWAP”) trajectory crossing facility. Cboe NL, based in Amsterdam, operates similar business functionality to that offered by Cboe Europe (with the exception of Trajectory Crossing), and provides for trading only in European Economic Area (“EEA”) symbols. Cboe Europe Derivatives, a pan-European derivatives platform, offers futures and options based on Cboe Europe equity indices, and single stock options. Cboe Clear Europe offers the clearing of equity and equity-like instruments for Cboe-operated and other regulated trading venues, the clearing of derivative transactions executed on CEDX, and has recently introduced a service to clear SFT. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia and Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.
Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services. As of January 1, 2025, the Futures segment prospectively includes all Digital operating activity, which includes Cboe Digital Exchange, a regulated futures exchange, and Cboe Clear U.S., a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. The Company plans to transition the cash-settled margin Bitcoin and Ether futures contracts, currently available for trading on the Cboe Digital Exchange, to CFE in the second quarter of 2025, pending regulatory review.
Comparative-period results have been presented for historical purposes but have not been recast as the historic results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the three months ended March 31, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment. See Note 1 (“Organization and Basis of Presentation”) for more information.
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

Summarized financial data of reportable segments was as follows (in millions):

	Three Months Ended March 31,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (g)	Corporate Items and Eliminations	Total
Revenues	$584.6	$460.1	$93.1	$35.3	$21.9	$—	$—	$1,195.0
Cost of revenues	232.2	365.5	29.0	2.5	0.6	—	—	629.8
Revenues less cost of revenues (a)	352.4	94.6	64.1	32.8	21.3	—	—	565.2
Depreciation and amortization (b)	6.9	12.0	7.9	0.6	2.9	—	—	30.3
Other segment operating expenses (c)	87.6	38.2	34.2	11.6	8.1	—	1.3	181.0
Operating income (loss)	$257.9	$44.4	$22.0	$20.6	$10.3	$—	$(1.3)	$353.9

Non-operating (expenses) income:
Interest expense (d)	$—	$—	$(1.8)	$—	$—	$—	$(11.0)	$(12.8)
Interest income (d)	0.2	0.7	1.1	0.6	—	—	5.8	8.4
(Loss) earnings on investments, net (d)	—	0.3	—	—	—	—	(3.6)	(3.3)
Other income (expense), net (d)	—	(0.6)	(0.2)	—	0.2	—	4.6	4.0
Income (loss) before income tax provision (benefit)	258.1	44.8	21.1	21.2	10.5	—	(5.5)	350.2
Income tax provision (benefit) (e)	0.1	0.9	—	—	(0.1)	—	98.7	99.6
Net income (loss) (f)	$258.0	$43.9	$21.1	$21.2	$10.6	$—	$(104.2)	$250.6

Summarized financial data of reportable segments was as follows (in millions) (continued from previous page):

	Three Months Ended March 31,
	2024
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (g)	Corporate Items and Eliminations	Total
Revenues	$477.4	$349.6	$80.7	$31.4	$18.8	$(0.7)	$—	$957.2
Cost of revenues	170.0	257.0	26.6	0.9	0.4	0.2	—	455.1
Revenues less cost of revenues (a)	307.4	92.6	54.1	30.5	18.4	(0.9)	—	502.1
Depreciation and amortization (b)	7.1	15.8	7.9	0.6	4.1	1.8	—	37.3
Other segment operating expenses (c)	83.5	38.8	36.0	7.8	7.7	7.5	1.1	182.4
Operating income (loss)	$216.8	$38.0	$10.2	$22.1	$6.6	$(10.2)	$(1.1)	$282.4

Non-operating income (expenses):
Interest expense (d)	$0.1	$—	$(2.1)	$—	$—	$—	$(11.0)	$(13.0)
Interest income (d)	—	0.3	0.9	—	—	1.1	1.8	4.1
Earnings on investments, net (d)	—	—	—	—	—	—	14.0	14.0
Other income (expense), net (d)	(0.2)	—	(0.2)	—	(0.1)	0.5	4.6	4.6
Income (loss) before income tax provision	216.7	38.3	8.8	22.1	6.5	(8.6)	8.3	292.1
Income tax provision (e)	—	0.8	0.3	—	—	—	81.5	82.6
Net income (loss) (f)	$216.7	$37.5	$8.5	$22.1	$6.5	$(8.6)	$(73.2)	$209.5
__________________________________________________________
(a) Revenues less cost of revenues by segment is a measure that is regularly provided to the CODM, as well as a component of operating income (loss).
(b) Depreciation and amortization at the segment-level is not regularly provided to the CODM, however depreciation and amortization is a component of operating income (loss) and identified as a "specific profit or loss" item in accordance with ASU 2023-07, and therefore has been disclosed separately.
(c) Other segment operating expenses includes compensation and benefits, technology support services, professional fees and outside services, travel and promotional expenses, facilities costs, acquisition-related costs, and other expenses. The disaggregation of expenses is not regularly provided to the CODM at the segment-level.
(d) Non-operating (expenses) income at the segment-level is not regularly provided to the CODM, however non-operating (expenses) income is a component of a measure that is regularly provided to the CODM and the components of non-operating (expenses) income included above are identified as "specific profit or loss" items in accordance with ASU 2023-07, and therefore have been disclosed separately.
(e) Income tax provision (benefit) at the segment-level is not regularly provided to the CODM, however income tax provision (benefit) is a component of a measure that is regularly provided to the CODM and identified as a "specific profit or loss" item in accordance with ASU 2023-07, and therefore has been disclosed separately.
(f) Net income (loss) at the segment-level is not regularly provided to the CODM, however net income (loss) is a component of a measure that is regularly provided to the CODM, and therefore has been disclosed separately.
(g) The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from the first quarter of 2024 have been retained in the former Digital segment for comparative purposes. See Note 1 ("Organization and Basis of Presentation") for additional information.
Geographical Information
The following summarizes revenues less cost of revenues based on primary jurisdiction (in millions):

	United States	Non-U.S.	Total
Revenues less cost of revenues:
Three months ended March 31, 2025	$492.1	$73.1	$565.2
Three months ended March 31, 2024	436.5	65.6	502.1
15.    EMPLOYEE BENEFIT PLANS
Eligible U.S. employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Executive Retirement Plan and the Deferred Compensation Plan, which are defined contribution plans that are non-qualified under the Internal Revenue Code. Directors may contribute a percentage of their cash and equity compensation to cash and equity deferred compensation plans that are maintained by the Company and defer income taxes thereon. The non-qualified plans' assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $27.9 million and $40.3 million at March 31, 2025, and December 31, 2024, respectively. Although the value of the plans are recorded in financial investments on the condensed consolidated balance sheets, there is an equal and offsetting liability in other non-current liabilities. The investment results of the non-qualified plans have no impact on net income as the investment results are recorded in equal amounts to both other income, net and compensation and benefits expense in the condensed consolidated statements of income. The Company matches a portion of employee contributions made to the SMART Plan and Supplemental Executive Retirement Plan. The Company contributed $3.8 million and $3.7 million to these plans for the three months ended March 31, 2025, and 2024, respectively.
Eligible employees outside of the U.S., which includes employees of Cboe Europe, Cboe NL, Cboe Clear Europe, BIDS, Cboe Asia Pacific, and Cboe Canada are eligible to participate in various employee-selected stakeholder contribution plans or plans covered by local jurisdictions or by applicable laws. The Company’s contribution amounted to $1.8 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.
16.    REGULATORY CAPITAL
As broker-dealers registered with the SEC, Cboe Trading, BIDS Trading, and Cboe Fixed Income are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading, BIDS Trading, and Cboe Fixed Income compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of March 31, 2025, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. Cboe Fixed Income was required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $5.0 thousand.
As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at March 31, 2025, or the summation of the credit risk, market risk and fixed overheads requirements, as defined.
Cboe NL has approval from the Dutch Ministry of Finance to operate a RM, a MTF, and an approved publication arrangement in the Netherlands. As a RM, Cboe NL is subject to minimum capital requirements, as established by the Dutch Ministry of Finance in the license dated March 8, 2019.
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
As a designated contract market regulated by the CFTC, Cboe Digital Exchange is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. The amounts presented below represent the greater of the two capital adequacy requirements.
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
The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of March 31, 2025 (in millions):

Subsidiary	Regulatory Authority	Actual	Minimum Requirement
Cboe Trading	FINRA/SEC	$11.0	$1.1
BIDS Trading	FINRA/SEC	5.7	0.2
Cboe Fixed Income	FINRA/SEC	4.0	0.1
Cboe Europe	FCA	67.1	33.6
Cboe Chi-X Europe	FCA	0.3	0.1
Cboe NL	Dutch Authority for Financial Markets	14.2	8.7
Cboe Clear Europe	DNB	104.1	63.0
CFE	CFTC	62.6	42.6
Cboe SEF	CFTC	3.8	2.4
Cboe Digital Exchange	CFTC	30.5	1.1
Cboe Clear U.S.	CFTC	31.3	11.9
Cboe Australia	ASIC	15.4	5.0
Cboe Japan	JFSA	10.5	4.7
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
Stock-based compensation expense relating to employee awards is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income. The Company recognized stock-based compensation expense related to employee awards of $12.0 million and $11.5 million for the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense relating to non-employee director awards is included in professional fees and outside services in the condensed consolidated statements of income. The Company recognized stock-based compensation expense related to non-employee director awards of $0.5 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
The activity in the Company’s restricted stock, consisting of restricted stock units ("RSUs"), and performance-based restricted stock units (“PSUs”) for the three months ended March 31, 2025 was as follows:
RSUs
The following table summarizes RSU activity during the three months ended March 31, 2025:

	Number of Shares	Weighted average grant date fair value
Nonvested stock at December 31, 2024	522,735	$153.20
Granted	231,095	207.95
Vested	(203,736)	141.67
Forfeited	(6,904)	161.14
Nonvested stock at March 31, 2025	543,190	$180.72

RSUs entitle the holder to one share of common stock upon vesting, with the exception of certain jurisdictions where the RSUs are settled in cash, typically vest over a three-year period, and vesting accelerates upon death, disability, or the occurrence of a qualified termination following a change in control. Vesting will also accelerate upon a qualified retirement where applicable and permitted. Where applicable and permitted, qualified retirement eligibility occurs once achieving 55 years of age and 10 years of service. Starting in 2024, the award agreements provide that in the event of a participant’s retirement, all unvested outstanding RSUs and a pro rata portion of unvested outstanding PSUs will continue to vest and be distributed in accordance with the award’s original vesting and settlement schedule, even after the applicable retirement date. Retirement eligibility will require, in addition to attaining 55 years of age and 10 years of continuous service, submission of 6 months of advance written notice of a retirement and submission, approval, and satisfactory completion of a transition plan. Unvested RSUs will be forfeited if the officer, or employee leaves the Company prior to the applicable vesting date, except in limited circumstances.
RSUs granted to non-employee members of the Board of Directors have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the RSUs will be forfeited if the director leaves the Board of Directors prior to the applicable vesting date.
The RSUs have no voting rights but entitle the holder to receive dividend equivalents.
During the three months ended March 31, 2025, to satisfy employees’ tax obligations upon the vesting of restricted stock units, the Company purchased 77,997 shares of common stock totaling $16.4 million as the result of the vesting of 202,553 shares of restricted stock.
PSUs
The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the three months ended March 31, 2025:

	Number of Shares	Weighted average grant date fair value
Nonvested stock at December 31, 2024	111,104	$168.45
Granted	62,807	195.72
Vested	(76,433)	143.29
Forfeited	—	—
Nonvested stock at March 31, 2025	97,478	$205.75
PSUs include awards related to earnings per share during the performance period as well as awards related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return PSUs which incorporated the following assumptions for awards granted in February 2025: risk-free interest rate (4.25)%, 2.86-year volatility (21.11)% and 2.86-year correlation with S&P 500 Index (0.19). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of the Company’s common stock. The vesting period for the PSUs contingent on the achievement of performance conditions is three years. For each of the performance awards, the PSUs will be settled in shares of the Company’s common stock following vesting of the PSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration upon death, disability, or the occurrence of a qualified termination following a change in control. Participants have no voting rights with respect to the PSUs until the issuance of the shares of common stock. Dividends are accrued by the Company and will be paid once the PSUs, contingent on the achievement of performance conditions, vest.
During the three months ended March 31, 2025, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 30,871 shares of common stock totaling $6.5 million as a result of the vesting of 76,433 shares of performance stock.
As of March 31, 2025, there were $95.4 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 2.3 years.
Employee Stock Purchase Plan
In May 2018, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”), under which a total of 750,000 shares of the Company’s common stock will be made available for purchase to employees. The ESPP is a broad-based plan that permits employees to contribute up to 10% of wages and base salary to purchase shares of the Company’s common stock at a discount, subject to applicable annual Internal Revenue Service (“IRS”) limitations. Under the

ESPP, a participant may not purchase more than a maximum of 312 shares of the Company’s common stock during any single offering period. No participant may accrue options to purchase shares of the Company’s common stock at a rate that exceeds $25,000 in fair market value of the Company’s common stock (determined at the time such options are granted) for each calendar year in which such rights are outstanding at any time. The exercise price per share of common stock shall be 85% (for eligible U.S. and international employees) of the lesser of the fair value of the stock on the first day of the applicable offering period or the applicable exercise date.
The Company records compensation expense over the offering period related to the discount that is given to employees, which totaled $0.4 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, 465,522 shares were reserved for future issuance under the ESPP.
18.    EQUITY
Common Stock
The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of March 31, 2025, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 104,999,329 and 104,738,813 shares were issued and outstanding, respectively. As of December 31, 2024, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 104,693,373 and 104,686,478 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.
Common Stock in Treasury, at Cost
The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are retired or they are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. When treasury shares are retired, they are removed from the common stock in treasury balance. The Company held 260,516 and 6,895 shares of common stock in treasury as of March 31, 2025 and December 31, 2024, respectively.
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
The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the period presented as follows:

	Three Months Ended March 31,
	2025	2024
Number of shares of common stock repurchased	144,753	489,686
Average price paid per share	$207.04	$182.26
Total purchase price (in millions)	$30.0	$89.3
Since inception of the program through March 31, 2025, the Company has repurchased 20,903,136 shares of common stock at an average cost per share of $78.94, for a total value of $1.7 billion.
As of March 31, 2025 and 2024, the Company had $649.8 million and $294.8 million of availability remaining under its existing share repurchase authorizations, respectively.
Purchase of Common Stock from Employees
The Company purchased 108,868 and 136,988 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $210.07 and $186.36 during the three months ended March 31, 2025, and 2024, respectively. These shares consisted of shares retained to cover payroll withholding taxes or costs in connection with the vesting of restricted stock units and performance share awards.

Preferred Stock
The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of March 31, 2025, and December 31, 2024, the Company had no shares of preferred stock issued or outstanding.
Dividends
During the three months ended March 31, 2025, the Company declared and paid cash dividends per share of $0.63 for an aggregate payout of $66.4 million. During the three months ended March 31, 2024, the Company declared and paid cash dividends per share of $0.55 for an aggregate payout of $58.5 million.
Each share of common stock, including RSUs and PSUs, is entitled to receive dividend and dividend equivalents, respectively, if, as and when declared by the Board of Directors of the Company. The Company’s expectation is to continue to pay dividends. The decision to pay a dividend, however, remains within the discretion of the Company’s Board of Directors and may be affected by various factors, including earnings, financial condition, capital requirements, level of indebtedness and other considerations the Board of Directors deems relevant. Future debt obligations and statutory provisions, among other things, may limit, or in some cases, prohibit, the Company’s ability to pay dividends.
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
The effective tax rate from continuing operations was 28.4% and 28.3% for the three months ended March 31, 2025 and 2024, respectively. The higher effective tax rate for the three months ended March 31, 2025 compared to the same period in 2024 is primarily due to a decrease in excess tax benefits from the vesting of equity awards during the first quarter of 2025.
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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in millions, except per share data):

	Three Months Ended March 31,
	2025	2024
Basic earnings per share numerator:
Net income	$250.6	$209.5
Net income allocated to participating securities	(1.2)	(1.2)
Net income allocated to common stockholders	$249.4	$208.3
Basic earnings per share denominator:
Weighted average shares outstanding	104.7	105.6
Basic earnings per share	$2.38	$1.97

Diluted earnings per share numerator:
Net income	$250.6	$209.5
Net income allocated to participating securities	(1.2)	(1.2)
Net income allocated to common stockholders	$249.4	$208.3
Diluted earnings per share denominator:
Weighted average shares outstanding	104.7	105.6
Dilutive common shares issued under stock program	0.4	0.5
Total dilutive weighted average shares	105.1	106.1
Diluted earnings per share	$2.37	$1.96
For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share.
21.    COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Legal Proceedings
As of March 31, 2025, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.
The Company reviews its legal proceedings and claims, regulatory reviews and inspections, and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the condensed consolidated financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. The Company’s assessment of whether a loss is remote, reasonably possible, or probable is based on its assessment of the ultimate outcome of the matter following all appeals.
As of March 31, 2025, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.
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
CAT Putative Class Action
A putative class action was filed on April 16, 2024 captioned Erik A. Davidson, John Restivo and National Center for Public Policy Research vs. Gary Gensler, SEC and CATLLC. Cboe and the Plan Participants are not parties to this litigation. The complaint alleges, among other things, that the SEC engaged in unlawful agency action and violated multiple provisions of the U.S. Constitution when it promulgated Rule 613 in 2012 mandating the creation and funding of the CAT. Plaintiffs’ motion for a preliminary injunction and stay was denied. A dispositive-motion briefing schedule was established and briefing is scheduled to conclude in the fourth quarter of 2025. This challenge or any other challenge to the constitutionality of the CAT may delay CATLLC’s assessment of CAT fees to recover a portion of CAT costs. As a result, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT.

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
Other
As self-regulatory organizations under the jurisdiction of the SEC, Cboe Options, C2, BZX, BYX, EDGX and EDGA are subject to routine reviews and inspections by the SEC. As designated contract markets under the jurisdiction of the CFTC, CFE, and Cboe Digital Exchange are subject to routine rule enforcement reviews and examinations by the CFTC. As a derivatives clearing organization under the jurisdiction of the CFTC, Cboe Clear U.S. is also subject to routine audits and examinations by the CFTC. Cboe SEF, LLC is a swap execution facility registered with the CFTC and subject to routine rule enforcement reviews and examinations by the CFTC. Cboe Trading, BIDS Trading and Cboe Fixed Income are subject to reviews and inspections by FINRA. The Company has from time to time received inquiries and investigative requests from the SEC’s Division of Examinations, the CFTC’s Division of Market Oversight, the CFTC's Divisions of Clearing and Risk, as well as the SEC Division of Enforcement and CFTC Division of Enforcement seeking information about the Company’s compliance with its obligations as a self-regulatory organization under the federal securities laws and Commodity Exchange Act as well as members’ compliance with the federal securities laws and Commodity Exchange Act.
In addition, Cboe Europe, Cboe Chi-X Europe, Cboe Clear Europe, Cboe NL, Cboe Australia, Cboe Japan, and Cboe Canada may be subject to routine reviews, audits, examinations, investigations, or inspections, as applicable, by their respective regulators, and while they have not been the subject of any litigation or regulatory investigation in the past that resulted in a material impact on the Company’s financial position, results of operations, liquidity or capital resources, there is always the possibility of such action in the future. As Cboe Europe and Cboe Chi-X Europe are domiciled in the UK, it is likely that any action would be taken in the UK courts in relation to litigation or by the FCA in relation to any regulatory enforcement action. As Cboe Clear Europe is domiciled in the Netherlands, it is likely that any action would be taken in the Dutch courts in relation to litigation or by the DNB or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. For Cboe NL, also domiciled in the Netherlands, it is likely that any actions would be taken in the Dutch courts in relation to litigation or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. As Cboe Australia is domiciled in Australia, it is likely that any action would be taken in the Australian courts in relation to litigation or by the ASIC, in relation to any regulatory enforcement action. As Cboe Japan is domiciled in Japan, it is likely that any action would be taken in the Japanese courts in relation to litigation or by the JFSA or the JSDA in relation to any regulatory enforcement action. As Cboe Canada is domiciled in Canada, it is likely that any action would be taken in the Canadian courts in relation to litigation or by the OSC and/or CIRO in relation to any regulatory enforcement action.
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
22.    LEASES
The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of March 31, 2025. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the three months ended March 31, 2025, $6.5 million of right of use assets and $6.5 million of lease liabilities were added related to new leases and existing lease extensions.
The following table presents the supplemental balance sheet information related to leases as of March 31, 2025 and December 31, 2024, respectively (in millions):

	March 31, 2025	December 31, 2024
Operating lease right of use assets	$125.8	$124.5
Total leased assets	$125.8	$124.5

Current operating lease liabilities (1)	$24.1	$19.9
Non-current operating lease liabilities	138.0	138.4
Total leased liabilities	$162.1	$158.3
___________________________
(1) These amounts are reflected within accounts payable and accrued liabilities in the condensed consolidated balance sheets.

The following table presents operating lease costs and other information as of and for the three months ended March 31, 2025 and 2024, respectively (in millions, except as stated):

	Three Months Ended March 31,
	2025	2024
Operating lease costs (1)	$9.9	$9.1

Lease term and discount rate information:
Weighted average remaining lease term (years)	7.3	8.4
Weighted average discount rate	3.6%	3.4%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities	$7.3	$6.8
Right of use assets obtained in exchange for lease liabilities	6.5	—
___________________________
(1) Includes short-term lease and variable lease costs, which are immaterial.
The maturities of the lease liabilities are as follows as of March 31, 2025 (in millions):

March 31, 2025
Remainder of 2025	$22.6
2026	31.2
2027	27.9
2028	25.8
2029	14.6
After 2029	67.6
Total lease payments	$189.7
Less: Interest	(27.6)
Present value of lease liabilities	$162.1
23. SUBSEQUENT EVENTS
Subsequent to the three months ended March 31, 2025, from April 1, 2025 through April 30, 2025, the Company repurchased 25,600 shares of its common stock under its share repurchase program at an average cost per share of $208.26, for a total value of $5.3 million. As of April 30, 2025, the Company had $644.5 million of availability remaining under its existing share repurchase authorizations.
There have been no other subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the three months ended March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
Cboe’s subsidiaries include the largest options exchange and the third largest equities exchange operator in the U.S. In addition, the Company operates Cboe Europe, one of the largest equities exchanges by value traded in Europe, and owns Cboe Clear Europe, a leading pan-European equities and derivatives clearinghouse, BIDS Holdings, which owns a leading block-trading ATS by volume in the U.S., and provides block-trading services with Cboe market operators in Europe, Canada, Australia, and Japan, Cboe Australia, an operator of trading venues in Australia, Cboe Japan, an operator of trading venues in Japan, Cboe Clear U.S., an operator of a regulated clearinghouse, and Cboe Canada, a recognized Canadian securities exchange. Cboe subsidiaries also serve collectively as a leading market globally for exchange-traded products (“ETPs”) listings and trading.
The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Hong Kong, Kansas City, London, Manila, New York, San Francisco, Sarasota Springs, Singapore, Sydney, Tokyo, and Toronto.
Business Segments
The Company previously operated six reportable business segments as of December 31, 2024. As of January 1, 2025, the Company operates five reportable business segments: Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX, which is reflective of how the Company's CODM reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). The Company's reportable business segments represent strategic business units that offer different products and services across different geographic areas. The Company's CODM is the chief executive officer. The CODM function is supported by business segment management and leadership personnel who lead the day-to-day operations of each reportable business segment.
Segment performance is primarily evaluated on operating income (loss). The CODM uses segment operating income (loss) to allocate resources (which includes, but is not limited to: employees, financial, or capital resources). The Company's CODM does not assess assets or income and expenses below operating income (loss) at the segment-level as key performance metrics. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment. The Company's CODM primarily reviews operating expenses at the consolidated level for purposes of evaluating actual results versus budgets.
On April 25, 2024, the Company announced plans to refocus the digital asset business to leverage its core strengths in derivatives, technology, and product innovation. Effective May 31, 2024, the Cboe Digital spot market (“Cboe Digital spot market”) is closed for all participant and trading purposes. The Company has brought Cboe Clear U.S. (formerly, Cboe Clear Digital) under unified leadership with the Global Head of Clearing, and expects to continue to facilitate the clearing of cash-settled margin Bitcoin and Ether futures contracts. The Company retained and presented Digital as a reportable segment through December 31, 2024. As of January 1, 2025, the Company prospectively reorganized the Digital operating segment results into the Futures reporting segment as the Company expects to transition its cash-settled margin Bitcoin and Ether futures contracts, currently available for trading on the Cboe Digital Exchange, to CFE during the second quarter of 2025, pending regulatory review. Comparative-period results have not been recast as the historic results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the three months ended March 31, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment. See Note 1 ("Organization and Basis of Presentation") and Note 14 (“Segment Reporting”) for more information.

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
North American Equities. The North American Equities segment includes U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform in the U.S. and Canada, and Canadian equities and other transaction services that occur on or through Cboe Canada’s order books. The North American Equities segment also includes corporate listing services on Cboe Canada, ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, and applicable market data fees revenues generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.
Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, including exchange traded funds, exchange traded notes, and exchange traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities transaction services of Cboe Australia and Cboe Japan, operators of trading venues in Australia and Japan, respectively, along with equities transactions that occur on the BIDS Trading platform in Japan. Cboe Europe operates lit and dark books, a periodic auctions book, a closing cross book, and two BIDS orderbooks, a Large-in-Scale (“LIS”) trading negotiation facility and predominantly for UK and Swiss symbols. Cboe NL, based in Amsterdam, operates similar business functionality to that offered by Cboe Europe (with the exception of Trajectory Crossing), and provides for trading only in European Economic Area (“EEA”) symbols. Cboe Europe Derivatives, a pan-European derivatives platform, offers futures and options based on Cboe Europe equity indices, and single stock options. Cboe Clear Europe offers the clearing of equity and equity-like instruments for Cboe-operated and other regulated trading venues, the clearing of derivative transactions executed on CEDX, and has recently introduced a service to clear SFT. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia and Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.
Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services. As of January 1, 2025, the Futures segment prospectively includes all Digital operating activity, which includes Cboe Digital Exchange, a regulated futures exchange, and Cboe Clear U.S., a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. The Company plans to transition the cash-settled margin Bitcoin and Ether futures contracts, currently available for trading on the Cboe Digital Exchange, to CFE in the second quarter of 2025, pending regulatory review.
Comparative-period results have been presented for historical purposes but have not been recast as the historic results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the three months ended March 31, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment. See Note 1 (“Organization and Basis of Presentation”) and Note 14 ("Segment Reporting") for more information.
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

•trading volumes in listed equity securities, options, futures, and ETPs in North America, Europe, and Asia Pacific, clearing volumes in listed equity securities, options, futures, and ETPs in Europe, and volumes in institutional FX trading;
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
A number of significant structural, political, monetary, and global conflicts continue to confront the global economy, and instability could continue, resulting in an increased or subdued level of inflation, market volatility, potential recession, supply chain constraints and costs, trading volumes, uncertainty, expenses, costs due to potential new tariffs or changes to existing tariffs, and costs and uncertainties related to CAT and the ability to collect on the promissory notes related to the funding of CAT, may have an adverse effect on our financial results.
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
Components of Cost of Revenues
Liquidity Payments
Liquidity payments are primarily correlated to the trading volume on our markets. As stated above, we record the liquidity rebates paid to market participants providing liquidity, in the case of Cboe Options, C2, BZX, EDGX, Cboe Europe Equities and Derivatives, Cboe Clear U.S., Cboe Digital Exchange, and CFE as cost of revenue. BYX offers an inverted pricing model where we rebate liquidity takers for executing against an order resting on our book, which is also recorded as a cost of revenues. Effective November 1, 2024, EDGA transitioned from an inverted fee model to a maker-taker fee model.
Routing and Clearing
Various rules require that U.S. options and equities trade executions occur at the National Best Bid and Offer displayed by any exchange. Linkage order routing consists of the cost incurred to provide a service whereby Cboe equities and options exchanges deliver orders to other execution venues when there is a potential for obtaining a better execution price or when instructed to directly route an order to another venue by the order provider. The service affords exchange order flow providers an opportunity to obtain the best available execution price and may also result in cost benefits to those clients. Such an offering improves our competitive position and provides an opportunity to attract orders which would otherwise bypass our exchanges. We utilize third-party brokers or our broker-dealer, Cboe Trading, to facilitate such delivery. Also included within routing and clearing are the Order Management System (“OMS”) and Execution Management System

(“EMS”) fees incurred for U.S. Equities Off-Exchange order execution, as well as settlement costs incurred for the settlement processes executed by Cboe Clear Europe and Cboe Clear U.S.
Section 31 Fees
Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA as well as CFE to the extent that CFE offers trading in security futures products) are assessed fees pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat these fees as a pass-through charge to customers executing eligible listed equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as regulatory transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. Cboe Trading, Cboe Europe, Cboe NL, BIDS, Cboe FX, Cboe Australia, Cboe Japan, Cboe Clear U.S., and Cboe Canada are not U.S. national securities exchanges and, accordingly, are not charged Section 31 fees.
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
Facilities Costs
Facilities costs primarily consist of expenses related to leased properties including rent, maintenance, utilities, real estate taxes, and telecommunications costs.

Acquisition-Related Costs
Acquisition-related costs relate to acquisitions and other strategic opportunities. The acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, public relations firms, severance and retention costs, and other external costs directly related to mergers and acquisitions.
Other Expenses
Other expenses represent costs necessary to support our operations that are not already included in the above categories, including, but not limited to, bad debt provisions and changes in contingent consideration.
Non-Operating (Expenses) Income
Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other (expenses) income. These activities primarily include interest earned on the investing of excess cash, commitment fees and interest expense related to outstanding debt facilities, income and unrealized gains and losses related to investments held in a trust for the Company’s non-qualified retirement and benefit plans, including non-employee director deferred compensation, realized gains related to the Company’s previously held minority investments, income earned related to the Company’s minority investments, and equity earnings or losses from our investments in other business ventures.
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

The following summarizes changes in financial performance for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. “YTD” represents the three month periods ended March 31, 2025 and 2024, respectively:
(1)These are Non-GAAP figures for which reconciliations are provided below (in millions, except percentages, earnings per share, and as noted below).

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2025	2024
Total revenues	$1,195.0	$957.2	$237.8	25%
Total cost of revenues	629.8	455.1	174.7	38%
Revenues less cost of revenues	565.2	502.1	63.1	13%
Total operating expenses	211.3	219.7	(8.4)	(4)%
Operating income	353.9	282.4	71.5	25%
Operating margin	62.6%	56.2%	6.4%	*
Income before income tax provision	350.2	292.1	58.1	20%
Income tax provision	99.6	82.6	17.0	21%
Net income	$250.6	$209.5	$41.1	20%
Basic earnings per share	$2.38	$1.97	$0.41	21%
Diluted earnings per share	2.37	1.96	0.41	21%
Adjusted operating income (1)	372.8	309.2	63.6	21%
Adjusted operating margin (2)	66.0%	61.6%	4.4%	*
Operating EBITDA (1)	$384.2	$319.7	$64.5	20%
Operating EBITDA margin (3)	68.0%	63.7%	4.3%	*
Adjusted operating EBITDA (1)	$384.7	$320.3	$64.4	20%
Adjusted operating EBITDA margin (4)	68.1%	63.8%	4.3%	*
EBITDA (1)	$383.7	$337.1	$46.6	14%
EBITDA margin (5)	67.9%	67.1%	0.8%	*
Adjusted EBITDA (1)	$383.8	$337.3	$46.5	14%
Adjusted EBITDA margin (6)	67.9%	67.2%	0.7%	*
Adjusted earnings (7)	$263.1	$227.7	$35.4	16%
Diluted weighted average shares outstanding	105.1	106.1	(1.0)	(1)%
Adjusted diluted earnings per share (8)	$2.50	$2.15	$0.35	16%
___________________________
*Not meaningful

(1)Adjusted operating income is defined as operating income before acquisition-related costs, amortization of acquired intangible assets, and costs related to the Cboe Digital wind down. Operating EBITDA is defined as operating income before depreciation and amortization. EBITDA is defined as income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs, earnings on investments adjustments, gain on revaluation of Cboe Digital non-recourse notes and warrants, and costs related to the Cboe Digital wind down. Adjusted operating EBITDA is calculated by adding back to Operating EBITDA acquisition-related costs and costs related to the Cboe Digital wind down. Operating EBITDA, EBITDA, adjusted EBITDA, adjusted operating income, and adjusted operating EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented operating EBITDA, EBITDA, adjusted EBITDA, adjusted operating income, and adjusted operating EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate operating EBITDA, EBITDA, adjusted EBITDA, adjusted operating income, and adjusted operating EBITDA differently than we do. Operating EBITDA, EBITDA, adjusted EBITDA, adjusted operating income, and adjusted operating EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(2)Adjusted operating margin represents adjusted operating income divided by revenues less cost of revenues.
(3)Operating EBITDA margin represents operating EBITDA divided by revenues less cost of revenues.
(4)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
(5)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
(6)Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(7)Adjusted earnings is defined as net income adjusted for acquisition-related costs, amortization of acquired intangible assets, earnings on investments adjustments, gain on revaluation of Cboe Digital non-recourse notes and warrants, costs related to the Cboe Digital wind down, certain tax reserve changes, and net income or loss allocated to participating securities, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income or loss, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(8)Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding.

The following is a reconciliation of operating income to adjusted operating income (in millions) for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
Operating income	$353.9	$282.4
Acquisition-related costs	0.2	0.6
Amortization of acquired intangible assets	18.4	26.2
Costs related to Cboe Digital wind down	0.3	—
Adjusted operating income	$372.8	$309.2
The following is a reconciliation of operating income to operating EBITDA and adjusted operating EBITDA (in millions) for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
Operating income	$353.9	$282.4
Depreciation and amortization	30.3	37.3
Operating EBITDA	384.2	319.7
Acquisition-related costs	0.2	0.6
Costs related to Cboe Digital wind down	0.3	—
Adjusted operating EBITDA	$384.7	$320.3

The following is a reconciliation of net income allocated to common stockholders to EBITDA and adjusted EBITDA (in millions) for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Corporate	Total
Net income (loss) allocated to common stockholders	$256.7	$43.7	$21.0	$21.1	$10.5	$—	$(103.6)	$249.4
Interest (income) expense, net	(0.2)	(0.7)	0.7	(0.6)	—	—	5.2	4.4
Income tax provision (benefit)	0.1	0.9	—	—	(0.1)	—	98.7	99.6
Depreciation and amortization	6.9	12.0	7.9	0.6	2.9	—	—	30.3
EBITDA	263.5	55.9	29.6	21.1	13.3	—	0.3	383.7
Acquisition-related costs	—	0.1	—	—	—	—	0.1	0.2
Earnings on investments adjustments	—	(0.3)	—	—	—	—	(0.1)	(0.4)
Costs related to Cboe Digital wind down	—	—	—	0.3	—	—	—	0.3
Adjusted EBITDA	$263.5	$55.7	$29.6	$21.4	$13.3	$—	$0.3	$383.8

	Three Months Ended March 31,
	2024
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Corporate	Total
Net income (loss) allocated to common stockholders	$215.5	$37.3	$8.5	$22.0	$6.5	$(8.6)	$(72.9)	$208.3
Interest (income) expense, net	(0.1)	(0.3)	1.2	—	—	(1.1)	9.2	8.9
Income tax provision	—	0.8	0.3	—	—	—	81.5	82.6
Depreciation and amortization	7.1	15.8	7.9	0.6	4.1	1.8	—	37.3
EBITDA	222.5	53.6	17.9	22.6	10.6	(7.9)	17.8	337.1
Acquisition-related costs	—	0.2	0.2	—	—	0.1	0.1	0.6
Gain on revaluation of Cboe Digital non-recourse notes and warrants	—	—	—	—	—	(0.4)	—	(0.4)
Adjusted EBITDA	$222.5	$53.8	$18.1	$22.6	$10.6	$(8.2)	$17.9	$337.3
___________________________
(1)The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from the first quarter of 2024 have been retained in the former Digital segment for comparative purposes. See Note 1 ("Organization and Basis of Presentation") for additional information.
The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended March 31,
	2025	2024
Net income allocated to common stockholders	$249.4	$208.3
Acquisition-related costs	0.2	0.6
Amortization of acquired intangible assets	18.4	26.2
Earnings on investments adjustments	(0.4)	—
Gain on revaluation of Cboe Digital non-recourse notes and warrants	—	(0.4)
Costs related to Cboe Digital wind down	0.3	—
Tax effect of adjustments	(4.7)	(6.9)
Net income allocated to participating securities	(0.1)	(0.1)
Adjusted earnings	$263.1	$227.7

The following summarizes changes in certain operational and financial metrics for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

The following summarizes changes in certain operational and financial metrics for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 (continued from previous page):

The following table includes operational and financial metrics for our Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX segments. The following summarizes changes in certain operational and financial metrics for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2025	2024
	(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	58.4	47.5	10.9	23%
Total touched contracts (1)	18.2	14.8	3.4	23%
Multi-listed contract ADV	13.4	10.7	2.7	25%
Index contract ADV	4.8	4.1	0.7	17%
Number of trading days	60	61	(1)	(2)%
Total Options revenue per contract (RPC) (2)	$0.287	$0.299	$(0.012)	(4)%
Multi-listed options RPC (2)	$0.066	$0.064	$0.002	3%
Index options RPC (2)	$0.908	$0.915	$(0.007)	(1)%
Total Options market share	31.1%	31.3%	(0.2)%	*
Multi-listed options market share	25.0%	24.8%	0.2%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total touched shares (in billions) (1)	1.7	1.6	0.1	11%
Market ADV (in billions)	15.7	11.8	3.9	33%
Market share	10.5%	12.8%	(2.3)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (3)	$0.014	$0.019	$(0.005)	(26)%
U.S. ETPs: launches (number of launches)	77	49	28	57%
U.S. ETPs: listings (number of listings)	944	703	241	34%
U.S. Equities - Off-Exchange:
ADV (touched shares, in millions) (1)	90.6	82.0	8.6	10%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (4)	$0.117	$0.132	$(0.015)	(11)%
Trading days	60	61	(1)	(2)%
Canadian Equities:
ADV (matched shares, in millions) (5)	159.6	146.3	13.3	9%
Trading days	62	62	—	—%
Net capture (per 10,000 touched shares, in Canadian dollars) (6)	$4.250	$3.997	$0.253	6%
Europe and Asia Pacific:
European Equities:
ADNV:
Matched ADNV (Euros - in billions) (7)	€13.8	€9.9	€3.9	39%
Market ADNV (in billions)	€55.8	€41.8	€14.0	34%
Trading days	63	63	—	—%
Market share	24.8%	23.7%	1.1%	*
Net capture (per matched notional value (bps), in Euros) (8)	€0.252	€0.249	€0.003	1%
Cboe Clear Europe:
Trades cleared (9)	412.1	294.3	117.8	40%
Fee per trade cleared (10)	€0.008	€0.008	€—	3%
European equities market share cleared (11)	39.2%	35.5%	3.7%	*
Net settlement volume (12)	3.2	2.5	0.7	27%
Net fee per settlement (13)	€0.951	€1.072	€(0.121)	(11)%
Australian Equities:
ADNV (AUD - in billions)	$0.8	$0.8	$—	7%
Trading days	62	62	—	—%
Market share - Continuous	19.4%	20.4%	(1.0)%	*
Net capture (per matched notional value (bps), in Australian Dollars) (14)	$0.156	$0.156	$—	(0)%
Japanese Equities:
ADNV (JPY - in billions)	¥323.8	¥315.9	¥7.9	2%
Trading days	57	58	(1)	(2)%
Market share - Lit Continuous	5.4%	5.0%	0.4%	*
Net capture (per matched notional value (bps), in Yen) (15)	¥0.242	¥0.227	¥0.015	6%
Futures:
ADV (in thousands)	249.4	220.0	29.4	13%
Trading days	60	61	(1)	(2)%
Revenue per contract	$1.740	$1.749	$(0.009)	(1)%
Global FX:
ADNV ($ - in billions)	$51.9	$45.3	$6.6	15%
Trading days	63	64	(1)	(2)%
Net capture (per one million dollars traded) (16)	$2.77	$2.62	$0.15	6%

Average British pound/U.S. dollar exchange rate	$1.259	$1.268	$(0.009)	(1)%
Average Canadian dollar/U.S. dollar exchange rate	$0.697	$0.742	$(0.045)	(6)%
Average Euro/U.S. dollar exchange rate	$1.051	$1.086	$(0.035)	(3)%
Average Euro/British pound exchange rate	£0.835	£0.856	£(0.021)	(2)%
Average Australian dollar/U.S. dollar exchange rate	$0.627	$0.658	$(0.031)	(5)%
Average Japanese Yen/U.S. dollar exchange rate	$0.007	$0.007	$—	(3)%
_____________________________________
*Not meaningful
Note, the percent change listed represents the change in the unrounded metrics figures.
Note, the Digital segment is not included as results were not material for the three months ended March 31, 2024. The Digital segment results are prospectively located in the Futures segment beginning in the first quarter of 2025.
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
(6)Net capture per 10,000 touched shares refers to transaction fees divided by the product of one-ten thousandth ADV of shares of Cboe Canada and the number of trading days.
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

Revenues
Total revenues for the three months ended March 31, 2025 increased $237.8 million, or 25%, compared to the same period in 2024 primarily due to increases in cash and spot markets and derivatives markets revenue, driven by an increase in transaction and clearing fees, as a result of increased volumes traded on the Cboe options, Cboe U.S. equities, and Cboe European equities exchanges, coupled with an increase in the Section 31 fee rate following a rate change in May 2024.
The following summarizes changes in revenues for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (in millions, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2025	2024
Cash and spot markets	$500.9	$380.9	$120.0	32%
Data Vantage	152.5	140.2	12.3	9%
Derivatives markets	541.6	436.1	105.5	24%
Total revenues	$1,195.0	$957.2	$237.8	25%
Cash and Spot Markets
Cash and spot markets revenue increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increases in regulatory fees and transaction and clearing fees. Regulatory fees increased primarily due to a 248% increase in the Section 31 fee rate, from an average rate of $8.00 per million dollars of covered sales for the three months ended March 31, 2024 to an average rate of $27.80 per million dollars of covered sales for the three months ended March 31, 2025. Transaction and clearing fees increased primarily due to an 11% increase in total touched shares on Cboe U.S. equities exchanges and a 39% increase in matched ADNV on Cboe European equities exchanges.
Data Vantage
Data Vantage revenue increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increased logical port fees in the North American Equities, Options, and Europe and Asia Pacific segments, driven by increased customer demand. Proprietary market data fees increased primarily due to increases in proprietary market data fees in the Options, North American Equities, and Europe and Asia Pacific segments.
Derivatives Markets
Derivatives markets revenue increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increases in transaction and clearing fees and regulatory fees. Transaction and clearing fees increased primarily due to a 25% increase in multi-listed options ADV and a 17% increase in index options ADV. Regulatory fees increased primarily due to a 248% increase in the Section 31 fee rate, from an average rate of $8.00 per million dollars of covered sales for the three months ended March 31, 2024 to an average rate of $27.80 per million dollars of covered sales for the three months ended March 31, 2025.

Cost of Revenues
The following tables reconcile the disaggregated cost of revenues captions presented on the condensed consolidated statements of income to the net revenue captions presented on the condensed consolidated statements of income for the three months ended March 31, 2025 and 2024, respectively (in millions):

	Three Months Ended March 31, 2025
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$245.7	$—	$149.1	$394.8
Routing and clearing fees	15.3	—	4.3	19.6
Section 31 fees	120.6	—	32.5	153.1
Royalty fees and other cost of revenues	12.6	3.1	46.6	62.3
Total cost of revenues	$394.2	$3.1	$232.5	$629.8

	Three Months Ended March 31, 2024
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$222.9	$—	$115.9	$338.8
Routing and clearing fees	11.8	—	4.2	16.0
Section 31 fees	34.7	—	7.4	42.1
Royalty fees and other cost of revenues	14.2	2.5	41.5	58.2
Total cost of revenues	$283.6	$2.5	$169.0	$455.1
Total cost of revenues increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increased cash and spot markets and derivatives markets cost of revenues as a result of an increase in the Section 31 fee rate, coupled with an increase in liquidity payments on the Cboe options and Cboe U.S. equities exchanges as a result of volume increases in multi-listed options and U.S. equities.
The following summarizes changes in the disaggregated cost of revenues for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (in millions, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2025	2024
Liquidity payments	$394.8	$338.8	$56.0	17%
Routing and clearing	19.6	16.0	3.6	23%
Section 31 fees	153.1	42.1	111.0	264%
Royalty fees and other cost of revenues	62.3	58.2	4.1	7%
Total cost of revenues	$629.8	$455.1	$174.7	38%
Liquidity Payments
Liquidity payments increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in liquidity payments on the Cboe options exchanges as a result of a 25% increase in multi-listed options ADV, coupled with an increase on the Cboe U.S. equities exchanges as a result of an 11% increase in total touched shares.
Routing and Clearing
Routing and clearing fees increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in routed trades on the Cboe U.S. equities exchanges.
Section 31 Fees
Section 31 fees increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a 248% increase in the Section 31 fee rate, from an average rate of $8.00 per million dollars of covered sales for the three months ended March 31, 2024 to an average rate of $27.80 per million dollars of covered sales for the three months ended March 31, 2025.

Royalty Fees and Other Cost of Revenues
Royalty fees and other cost of revenues increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in trading volumes of licensed products in the Options segment, partially offset by a decrease in operating interest expense attributable to Cboe Clear Europe as a result of the changing interest rate environment.
Revenues Less Cost of Revenues
Revenues less cost of revenues increased $63.1 million, or 13%, for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in derivatives markets revenues less cost of revenues, driven by an increase in volumes traded on the Cboe options and Cboe European equities exchanges, coupled with an increase in access and capacity fees and proprietary market data across segments.
The following summarizes the components of revenues less cost of revenues for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (in millions, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2025	2024
Cash and spot markets	$106.7	$97.3	$9.4	10%
Data Vantage	149.4	137.7	11.7	8%
Derivatives markets	309.1	267.1	42.0	16%
Total revenues less cost of revenues	$565.2	$502.1	$63.1	13%
Cash and Spot Markets
Cash and spot markets revenues less cost of revenues increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increases in transaction and clearing fees less liquidity payments and routing and clearing costs (“net transaction and clearing fees”) in the Europe and Asia Pacific and Global FX segments. Net transaction and clearing fees increased primarily due to a 39% increase in Cboe European equities matched ADNV, a 15% increase in Global FX ADNV, and a 40% increase in trades cleared by Cboe Clear Europe.
Data Vantage
Data Vantage revenues less cost of revenues increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increased logical port fees in the North American Equities, Options, and Europe and Asia Pacific segments, driven by increased customer demand. Proprietary market data fees increased primarily due to increases in proprietary market data fees in the Options, North American Equities, and Europe and Asia Pacific segments.
Derivatives Markets
Derivatives markets revenues less cost of revenues increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in net transaction and clearing fees driven by a 17% increase in index options ADV and a 25% increase in multi-listed options ADV.
Operating Expenses
Total operating expenses for the three months ended March 31, 2025 compared to the same period in 2024 decreased $8.4 million, or 4%, primarily due to a decrease in depreciation and amortization.

The following summarizes changes in operating expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (in millions, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2025	2024
Compensation and benefits	$116.2	$115.3	$0.9	1%
Depreciation and amortization	30.3	37.3	(7.0)	(19)%
Technology support services	25.6	24.2	1.4	6%
Professional fees and outside services	20.8	21.5	(0.7)	(3)%
Travel and promotional expenses	6.4	7.5	(1.1)	(15)%
Facilities costs	6.2	6.5	(0.3)	(5)%
Acquisition-related costs	0.2	0.6	(0.4)	(67)%
Other expenses	5.6	6.8	(1.2)	(18)%
Total operating expenses	$211.3	$219.7	$(8.4)	(4)%

Compensation and Benefits
Compensation and benefits increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a $2.3 million increase in salaries and wages primarily due to merit and headcount increases and a $1.7 million increase in severance expenses, partially offset by a $2.6 million increase in capitalized wages as a result of an increase in internally developed software.
Depreciation and Amortization
Depreciation and amortization decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to declines in amortization under the discounted cash flow method for the intangibles acquired in the Merger and monthly amortization for developed and existing technology ending or written down to zero in 2024.
Technology Support Services
Technology support services increased for the three months ended March 31, 2025 compared to the same period in 2024 due to increases in market data support, secondary data center hosting, and cloud services, partially offset by a decrease in primary data center hosting.
Professional Fees and Outside Services
Professional fees and outside services decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to decreases in legal fees, contract services, and consulting fees, partially offset by increases in regulatory costs related to CAT expenses.
Travel and Promotional Expenses
Travel and promotional expenses decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to decreases in marketing and advertising expenses.
Facilities Costs
Facilities costs decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to decreases in accrued real estate taxes, service costs, and utilities, partially offset by an increase in office rent.
Acquisition-Related Costs
Acquisition-related costs decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to decreases in retention-related compensation costs associated with prior acquisitions and professional fees.
Other Expenses
Other expenses decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to decreases in bad debt expense provisions, insurance, and impairment of physical assets compared to the same period in 2024.

Operating Income
As a result of the items above, operating income for the three months ended March 31, 2025 was $353.9 million, compared to operating income of $282.4 million for the three months ended March 31, 2024, an increase of $71.5 million.
Interest Expense
Interest expense declined slightly during the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a decrease in interest expense from Cboe Clear Europe operations.
Interest Income
Interest income increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to interest earned on higher cash balances.
(Loss) Earnings on Investments, net
(Loss) earnings on investments, net increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a $12.8 million gain in the equity earnings on the Company’s investment in 7Ridge Fund (which owns Trading Technologies) recorded in 2024 compared to a $2.9 million loss recorded in 2025 as a result of timing of gains/losses on the Company's investment.
Other Income, Net
Other income, net decreased for the three months ended March 31, 2025 compared to the same period in 2024 due to the gain on revaluation of Cboe Digital non-recourse notes and warrants earned in the first quarter of 2024, which did not recur in the first quarter of 2025, coupled with an increase in foreign currency exchange loss, partially offset by an increase in dividend income from minority investments compared to the same period in 2024.
Income Before Income Tax Provision
As a result of the above, income before income tax provision for the three months ended March 31, 2025 was $350.2 million, compared to income before income tax provision of $292.1 million for the three months ended March 31, 2024, an increase of $58.1 million.
Income Tax Provision
The effective tax rate from continuing operations was 28.4% and 28.3% for the three months ended March 31, 2025 and 2024, respectively, primarily due to a decrease in excess tax benefits from the vesting of equity awards during the first quarter of 2025.
Net Income
As a result of the items above, net income for the three months ended March 31, 2025 was $250.6 million, compared to net income of $209.5 million for the three months ended March 31, 2024, an increase of $41.1 million.

Segment Operating Results
The Company previously operated six reportable business segments as of December 31, 2024. As of January 1, 2025, we report results from our five segments: Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX. Segment performance is primarily based on operating income. We have aggregated all corporate costs, as well as other business ventures, within Corporate Items and Eliminations as those activities should not be used to evaluate a segment’s operating performance. All operating expenses that relate to activities of a specific segment have been allocated to that segment. Operating expenses increased or decreased in certain segments for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to changes in the allocation of shared-service expenses.
The following summarizes our total revenues by segment (in millions, except percentages):

Total revenues by segment
$1,200.0
$1,000.0
$800.0
$600.0
$400.0
$200.0
$—
$1,195.0
$21.9
$93.1
$460.1
$35.3
$584.6
$957.9
$18.8
$80.7
$349.6
$31.4
$477.4
YTD 2025
YTD 2024
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

Note, the chart excludes Digital revenues of $(0.7) million for the three months ended March 31, 2024.

	Three Months Ended March 31,		Percent Change	Percentage of Total Revenues
				Three Months Ended March 31,
	2025	2024		2025	2024
Options	$584.6	$477.4	22%	49%	50%
North American Equities	460.1	349.6	32%	38%	37%
Europe and Asia Pacific	93.1	80.7	15%	8%	8%
Futures	35.3	31.4	12%	3%	3%
Global FX	21.9	18.8	16%	2%	2%
Digital (1)	—	(0.7)	*%	*%	*%
Total revenues	$1,195.0	$957.2	25%	100%	100%
___________________________
*Not meaningful
(1)The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from the first quarter of 2024 have been retained in the former Digital segment for comparative purposes. See Note 1 ("Organization and Basis of Presentation") for additional information.

The following summarizes our revenues less cost of revenues by segment (in millions, except percentages):

Total revenues less cost of revenues by segment
(in millions)
$600.0
$500.0
$400.0
$300.0
$200.0
$100.0
$—
$565.2
$21.3
$64.1
$94.6
$32.8
$352.4
$503.0
$18.4
$54.1
$92.6
$30.5
$307.4
YTD 2025
YTD 2024
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

Note, the chart excludes Digital revenues less cost of revenues of $(0.9) million for the three months ended March 31, 2024.

			Percent Change	Percentage of Total Revenues Less Cost of Revenues
	Three Months Ended March 31,			Three Months Ended March 31,
	2025	2024		2025	2024
Options	$352.4	$307.4	15%	62%	61%
North American Equities	94.6	92.6	2%	17%	18%
Europe and Asia Pacific	64.1	54.1	18%	11%	11%
Futures	32.8	30.5	8%	6%	6%
Global FX	21.3	18.4	16%	4%	4%
Digital (1)	—	(0.9)	*%	*%	*%
Total revenues less cost of revenues	$565.2	$502.1	13%	100%	100%
___________________________
*Not meaningful
(1)The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from the first quarter of 2024 have been retained in the former Digital segment for comparative purposes. See Note 1 ("Organization and Basis of Presentation") for additional information.

Options
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Options segment (in millions, except percentages):

	Three Months Ended March 31,		Percent Change	Percentage of Total Revenues
				Three Months Ended March 31,
	2025	2024		2025	2024
Revenues less cost of revenues	$352.4	$307.4	15%	60%	64%
Operating expenses	94.5	90.6	4%	16%	19%
Operating income	$257.9	$216.8	19%	44%	45%
Operating margin	73.2%	70.5%	*	*	*
EBITDA (1)	$263.5	$222.5	18%	45%	47%
EBITDA margin (2)	74.8%	72.4%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $45.0 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in net transaction and clearing fees driven by a 17% increase in index options ADV and a 25% increase in multi-listed options ADV. For the three months ended March 31, 2025, operating income for the Options segment increased $41.1 million compared to the three months ended March 31, 2024 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $3.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in compensation and benefits.
North American Equities
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our North American Equities segment (in millions, except percentages):

	Three Months Ended March 31,			Percentage of Total Revenues
				Three Months Ended March 31,
	2025	2024	Percent Change	2025	2024
Revenues less cost of revenues	$94.6	$92.6	2%	21%	26%
Operating expenses	50.2	54.6	(8)%	11%	16%
Operating income	$44.4	$38.0	17%	10%	11%
Operating margin	46.9%	41.0%	*	*	*
EBITDA (1)	$55.9	$53.6	4%	12%	15%
EBITDA margin (2)	59.1%	57.9%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $2.0 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in access and capacity fees, partially offset by a decrease in net transaction and clearing fees driven by a 26% decrease in net capture. For the three months ended March 31, 2025, operating income for the North American Equities segment increased $6.4 million compared to the three months ended March 31, 2024 primarily due to a decrease in operating expenses, coupled with an increase in revenues less cost of revenues. Operating expenses decreased $4.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a decrease in depreciation and amortization.

Europe and Asia Pacific
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Europe and Asia Pacific segment (in millions, except percentages):

	Three Months Ended March 31,		Percent Change	Percentage of Total Revenues
				Three Months Ended March 31,
	2025	2024		2025	2024
Revenues less cost of revenues	$64.1	$54.1	18%	69%	67%
Operating expenses	42.1	43.9	(4)%	45%	54%
Operating income	$22.0	$10.2	116%	24%	13%
Operating margin	34.3%	18.9%	*	*	*
EBITDA (1)	$29.6	$17.9	65%	32%	22%
EBITDA margin (2)	46.2%	33.1%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $10.0 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in net transaction and clearing fees driven by a 39% increase in Cboe European Equities matched ADNV, coupled with a 40% increase in trades cleared by Cboe Clear Europe. For the three months ended March 31, 2025, operating income for the Europe and Asia Pacific segment increased $11.8 million compared to the three months ended March 31, 2024 primarily due to an increase in revenues less cost of revenues, coupled with a decrease in operating expenses. Operating expenses decreased $1.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a decrease in professional fees and outside services.
Futures
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Futures segment (in millions, except percentages):

	Three Months Ended March 31,		Percent Change	Percentage of Total Revenues
				Three Months Ended March 31,
	2025	2024		2025	2024
Revenues less cost of revenues	$32.8	$30.5	8%	93%	97%
Operating expenses	12.2	8.4	45%	35%	27%
Operating income	$20.6	$22.1	(7)%	58%	70%
Operating margin	62.8%	72.5%	*	*	*
EBITDA (1)	$21.1	$22.6	(7)%	60%	72%
EBITDA margin (2)	64.3%	74.1%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $2.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in net transaction and clearing fees as a result of a 13% increase in ADV. For the three months ended March 31, 2025, operating income for the Futures segment decreased $1.5 million compared to the three months ended March 31, 2024 primarily due to an increase in operating expenses, partially offset by an increase in revenues less cost of revenues. Operating expenses increased $3.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to increases in compensation and benefits and technology support services, primarily due to the Digital results being included in the Futures segment prospectively beginning in the first quarter of 2025.
Global FX
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Global FX segment (in millions, except percentages):

	Three Months Ended March 31,		Percent Change	Percentage of Total Revenues
				Three Months Ended March 31,
	2025	2024		2025	2024
Revenues less cost of revenues	$21.3	$18.4	16%	97%	98%
Operating expenses	11.0	11.8	(7)%	50%	63%
Operating income	$10.3	$6.6	56%	47%	35%
Operating margin	48.4%	35.9%	*	*	*
EBITDA (1)	$13.3	$10.6	25%	61%	56%
EBITDA margin (2)	62.4%	57.6%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $2.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in net transaction and clearing fees driven by a 15% increase in ADNV and a 6% increase in net capture. For the three months ended March 31, 2025, operating income for the Global FX segment increased $3.7 million compared to the three months ended March 31, 2024 primarily due to an increase in revenues less cost of revenues, coupled with a decrease in operating expenses. Operating expenses decreased $0.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a decrease in depreciation and amortization.
Digital
The following summarizes revenues less cost of revenues, operating expenses, operating loss, operating margin, EBITDA, and EBITDA margin for the former Digital segment for the three months ended March 31, 2024 (in millions, except percentages) for the purposes of providing comparative information. The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. See Note 1 ("Organization and Basis of Presentation") for additional information:

	Three Months Ended March 31,		Percent Change	Percentage of Total Revenues
				Three Months Ended March 31,
	2025	2024		2025	2024
Revenues less cost of revenues	$—	$(0.9)	*%	*%	*%
Operating expenses	—	9.3	*%	*%	*%
Operating loss	$—	$(10.2)	*%	*%	*%
Operating margin	—%	*%	*	*	*
EBITDA (1)	$—	$(7.9)	*%	*%	*%
EBITDA margin (2)	—%	*%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Liquidity and Capital Resources
Below are charts that reflect elements of our capital allocation. “YTD” represents the three month periods ended March 31, 2025 and 2024, respectively:
We expect our cash on hand at March 31, 2025 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility and potentially participating in future financing transactions to obtain additional capital will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, any dividends, potential strategic acquisitions, and opportunities for common stock repurchases under the previously announced program. See Note 10 (“Debt”) of the condensed consolidated financial statements for further information.
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
Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments, including short-term repurchase agreements, with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of March 31, 2025 increased $126.9 million from December 31, 2024 primarily due to inflows from the results of operations, partially offset by the increases in cash dividends, share repurchases, the change in accounts payable and accrued liabilities, and the change in accounts receivable. See “Cash Flow” below for further discussion.
Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $251.3 million as of March 31, 2025. The remaining balance was held in the United States and totaled $795.9 million as of March 31, 2025. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.
Our financial investments include deferred compensation plan assets, as well as investments with original or acquired maturities longer than three months, but that mature in less than one year from the balance sheet date and are recorded at fair value. As of March 31, 2025 and December 31, 2024, financial investments primarily consisted of U.S. Treasury securities and deferred compensation plan assets.
Cash Flow
The following table summarizes our cash flow data for the three months ended March 31, 2025 and 2024, respectively (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$912.9	$895.6
Net cash used in investing activities	(19.7)	(13.3)
Net cash used in financing activities	(114.5)	(168.6)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	125.7	(25.0)
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$904.4	$688.7

	As of March 31,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$1,042.2	$536.3
Restricted cash and cash equivalents (included in margin deposits, clearing funds, and interoperability funds)	1,618.9	1,524.9
Restricted cash and cash equivalents (included in cash and cash equivalents)	5.0	—
Restricted cash and cash equivalents (included in other current assets)	—	4.9
Customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	4.1	19.7
Total	$2,670.2	$2,085.8
Net Cash Flows Provided by Operating Activities
During the three months ended March 31, 2025, net cash provided by operating activities was $662.3 million higher than net income. The variance is primarily attributable to the change in restricted cash and cash equivalents, driven by margin deposits, clearing funds, and interoperability funds related to Cboe Clear Europe of $659.1 million, the change in income taxes receivable of $72.4 million, and depreciation and amortization of $30.3 million, partially offset by the change in accounts payable and accrued liabilities of $69.1 million and the change in accounts receivable of $40.9 million for the three months ended March 31, 2025.
Net cash flows provided by operating activities were $912.9 million and $895.6 million for the three months ended March 31, 2025 and 2024, respectively. The change in net cash flows provided by operating activities was primarily due to the change in accounts payable and accrued liabilities, an increase in net income, and the adjustment for equity loss (earnings) on investments, partially offset by the change in the margin deposits, clearing funds, and interoperability funds related to Cboe Clear Europe and the change in Section 31 fees payable for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Net Cash Flows Used in Investing Activities
Net cash flows used in investing activities were $19.7 million and $13.3 million for the three months ended March 31, 2025 and 2024, respectively. The variance is primarily due to increases in the purchases of available-for-sale financial investments and the purchases of property and equipment and leasehold improvements primarily related to the new Overland Park, Kansas office space, partially offset by increases in the proceeds from maturities of available-for-sale financial investments and gain from investments for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $114.5 million and $168.6 million for the three months ended March 31, 2025 and 2024, respectively. The variance is primarily attributable to the decrease in purchases of common stock, partially offset by the increase in cash dividends on common stock for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Financial Assets
The following summarizes our financial assets, excluding margin deposits, clearing funds, and interoperability funds as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,047.2	$920.3
Financial investments	105.9	110.3
Less deferred compensation plan assets	(27.9)	(40.3)
Less cash collected for Section 31 fees	(78.5)	(110.8)
Adjusted cash (1)	$1,046.7	$879.5
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
Debt
The following summarizes our debt obligations as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024
3.650% Senior Notes	$650.0	$650.0
1.625% Senior Notes	500.0	500.0
3.000% Senior Notes	300.0	300.0
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Less unamortized discount and debt issuance costs	(8.5)	(9.0)
Total debt	$1,441.5	$1,441.0
As of March 31, 2025 and December 31, 2024, the Company was in compliance with the covenants of our debt agreements.
In addition to the debt outstanding, as of March 31, 2025, we had an additional $400.0 million available through our revolving credit facility, with the ability to borrow another $200.0 million by increasing the commitments under the facility, subject to the agreement of the applicable lenders. Together with adjusted cash, we had approximately $1.5 billion available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends, net of minimum regulatory capital requirements of $174.5 million as of March 31, 2025, which are subject to potential applicable regulatory restrictions and approvals and potential associated tax costs.

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
Under the program, for the three months ended March 31, 2025, the Company repurchased 144,753 shares of its common stock at an average cost per share of $207.04, totaling $30.0 million. Since inception of the program through March 31, 2025, the Company has repurchased 20,903,136 shares of common stock at an average cost per share of $78.94, totaling $1.7 billion.
As of March 31, 2025, the Company had $649.8 million of availability remaining under its existing share repurchase authorizations.
Commercial Commitments and Contractual Obligations
As of March 31, 2025, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations, software development activities and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 10 (“Debt”) for a discussion of the outstanding debt, Note 12 (“Clearing Operations”) for information on Cboe Clear Europe's and Cboe Clear U.S.’s clearinghouse exposure guarantees, and Note 22 (“Leases”) for discussion on operating leases and equipment leases.
Guarantees
We use Wedbush and Morgan Stanley to clear our routed equities transactions for Cboe U.S. equities exchanges. Wedbush and Morgan Stanley guarantee the trade until the trade has been submitted to and validated by the National Securities Clearing Corporation (“NSCC”), after which time NSCC provides a guarantee until the trade settles. Thus, Cboe Trading is potentially exposed to credit risk to the counterparty to an equity trade routed to another market center until the trade has been processed and validated by the NSCC on the trade date. The BIDS Trading ATS platform delivers matched trades to BofA Securities, Inc. (“BOA”), which delivers the matched trades to the NSCC. BOA guarantees the trade until one day after the trade date, after which time the NSCC provides a guarantee until the trade settles. In the case of failure to perform on the part of Wedbush or Morgan Stanley on routed transactions for Cboe U.S. equities exchanges, we provide the guarantee to the counterparty to the trader. In the case of failure to perform on the part of BOA on transactions for the BIDS Trading ATS platform, BIDS has obligations to the counterparties to satisfy the trades.
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
With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on Cboe Canada and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. With respect to trades in options and futures occurring on Cboe Europe Derivatives, we deliver matched trades of our customers to Cboe Clear Europe, which acts as a central counterparty on all transactions occurring on Cboe Europe Derivatives and, as such, guarantees clearance and settlement of all of those matched options and futures trades. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we deliver matched trades of our customers to the Japanese Securities Clearing Corporation, which acts as a central counterparty on all transactions occurring on Cboe Japan and, as such, guarantees clearance and settlement on all of our matched trades in Japan.
With respect to trades in digital asset futures occurring on Cboe Digital Exchange, we deliver matched trades of our customers to Cboe Clear U.S., which acts as a central counterparty on all transactions occurring on Cboe Digital Exchange and, as such, guarantees clearance and settlement of all of those matched futures trades.
Critical Accounting Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of the amounts of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. The Company bases its estimates on historical experience, observation of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources.
In the three months ended March 31, 2025, there were no significant changes to our critical accounting estimates from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K.
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
Foreign Currency Exchange Rate Risk
Our operations in Europe, Canada and Asia Pacific are subject to increased currency translation risk as revenues and expenses are denominated in foreign currencies, primarily the Euro, British pound, Canadian dollar, Australian dollar, and Japanese Yen. We also have minimal exposure to other foreign currencies, including the Singapore dollar, Philippine Peso, and Hong Kong dollar.
For the three months ended March 31, 2025, our exposure to foreign-denominated revenues less cost of revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Three Months Ended March 31, 2025
	Euros (1)	British Pounds (1)	Canadian Dollars (1)
Foreign denominated % of:
Revenues less cost of revenues	6.2%	3.1%	1.4%
Operating expenses	7.7%	9.7%	3.6%
Impact of 10% adverse currency fluctuation on:
Revenues less cost of revenues	$3.5	$1.8	$0.8
Operating expenses	1.6	2.0	0.8
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
Our primary exposure to this equity risk as of March 31, 2025 is presented by foreign currency in the following table (in millions):

	Euros (1)	British Pounds (1)	Canadian Dollars (1)
Net equity investment in Cboe Clear Europe, Cboe Europe equities and derivatives, and Cboe Canada	$213.1	$643.7	$321.4
Impact on consolidated equity of a 10% adverse currency fluctuation	21.3	64.4	32.1
___________________________
(1)Converted to U.S. dollars using the foreign exchange rate of Euros per U.S. dollar, British pounds per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of March 31, 2025.
Credit Risk
We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by considering such risk when selecting the counterparties with which we make investments and execute agreements. The Company maintains cash at various regulated financial institutions and brokerage firms which, at times, may be in excess of the depository insurance limits. The Company's management regularly monitors these institutions and believes that the potential for future loss is remote.
We do not have counterparty credit risk with respect to trades matched on our exchanges in the U.S., Canada, and Europe. With respect to listed equities, we deliver matched trades of our customers to the NSCC without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all equity transactions occurring on BZX, BYX, EDGX and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, EDGX and CFE and, as such, guarantees clearance and settlement of all of our matched options and futures trades. With respect to U.S. government securities transactions, we deliver matched trades to FICC GSD without taking on counterparty risk for those trades. FICC GSD acts as a central counterparty on all U.S. government securities transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all of those matched trades. With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on Cboe Canada and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. The BIDS Trading ATS platform delivers matched trades to BOA, which delivers the matched trades to the NSCC. BOA guarantees the trade until the trade has been submitted to and validated by the NSCC, after which time NSCC provides a guarantee until the trade settles. Thus, BIDS Trading is potentially exposed to credit risk from the counterparty to an equity trade routed to another market center until the trade has been processed and validated by the NSCC on the trade date. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we deliver matched trades of our customers to the Japanese Securities Clearing Corporation, which acts as a central counterparty on all transactions occurring on Cboe Japan and, as such, guarantees clearance and settlement on all of our matched trades in Japan.
With respect to orders Cboe Trading routes to other markets for execution on behalf of our customers, Cboe Trading is exposed to some counterparty credit risk in the case of failure to perform on the part of our clearing firms, Morgan Stanley or Wedbush. Morgan Stanley and Wedbush guarantee trades until the trade has been submitted to and validated by NSCC, after which time NSCC provides a guarantee until the trade settles (T+1). Thus, Cboe Trading is potentially exposed to credit risk from the counterparty to a trade routed to another market center until the trade has been processed and validated by the NSCC in the event that Morgan Stanley or Wedbush fails. The BIDS Trading ATS platform is potentially exposed to counterparty credit risk on equities trades between the trade date and one day after the trade date in the event that BOA fails. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the condensed consolidated financial statements for these guarantees.

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
The Company is exposed to further credit and investment risk through our clearing operations. Cboe Clear Europe holds material amounts of clearing participant collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as liquidity and market risks. Cboe Digital holds amounts of clearing participant collateral including cash and digital assets, which are held primarily to provide security of capital while minimizing credit risk as well as custody, valuation and market risks. The following is a summary of the risks associated with these deposits and how these risks are mitigated:
•Credit Risk - The credit risk is predominantly in the event a clearing participant fails to meet a financial or contractual obligation and relates to custodians and settlement banks. Cboe Clear Europe attempts to mitigate this risk through minimum participant requirements for existing clearing participants and SFT's special clearing participants and monitoring their financial health. To cover potential loss to Cboe Clear Europe in the event of a clearing participant default, collateral is required from clearing participants. Besides potential defaults of clearing participants, the main credit risk faced by the clearinghouse is exposure to clearing participants when a trade fails to settle. To help mitigate this risk, a fail fee is charged to discourage late settlements. This fee covers Cboe Clear Europe’s costs but also acts as a deterrent as required by applicable settlement efficiency regulation. Cboe Clear U.S. sets minimum financial requirements on custodian institutions and any clearing member that may expose the clearinghouse to credit risk. The financial strength of custodians and such clearing members are monitored routinely. Furthermore, Cboe Clear U.S. requires clearing members to post collateral (full or margined, depending on the product eligible for clearing) or other forms of financial guarantee and their trading activities are subject to pre-trade checks enforced by Cboe Digital Exchange and administered by Cboe Clear U.S. On June 5, 2023, the CFTC approved an amended order of registration for Cboe Clear U.S. (formerly, Cboe Clear Digital) to clear digital asset futures on a margined basis for futures commission merchants. The new products launched January 11, 2024. As of March 31, 2025, Cboe Digital does not expect a material loss concerning credit risk on any member participant, custodian, or settlement bank.
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
•Investment Risk – Cboe Clear Europe, as of March 31, 2025, held $1.6 billion of clearing member margin deposits, clearing funds, and interoperability funds which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. In the event that a sovereign government or reverse repurchase agreement counterparty defaults, the value we hold as collateral might not be sufficient to cover our capital requirements in the event of defaults. While Cboe Clear Europe seeks to achieve a reasonable rate of return which may generate interest income for clearing participants, Cboe Clear Europe is primarily concerned with preservation of capital and managing the risks associated with these deposits. As Cboe Clear Europe passes on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. While Cboe Clear Europe has policies and procedures that strive to help ensure that clearing participant collateral is protected, Cboe Clear Europe cannot absolutely assure that these measures and safeguards will be sufficient to protect margin deposits, clearing funds, and interoperability funds from a default or that we will not be materially and adversely affected in the event of a significant default.
On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations. Any such effects to date have been minimal.
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of March 31, 2025 and 2024, our cash and cash equivalents and financial investments were $1,153.1 million and $595.1 million, respectively, of which $251.3 million and $240.3 million is held outside of the United States in various foreign subsidiaries in 2025 and 2024, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.
As of March 31, 2025, we had $1,441.5 million in outstanding debt, all of which relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed rate obligations. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the Cboe Clear Europe Credit Facility, as these facilities bear interest at fluctuating rates. As of March 31, 2025, there were no outstanding borrowings under our Revolving Credit Agreement or Cboe Clear Europe Credit Facility, respectively. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.
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
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during the first quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Cboe incorporates herein by reference the discussion set forth in Note 21 (“Commitments, Contingencies, and Guarantees”) of the condensed consolidated financial statements included herein.
Equity Access Fees Cap Challenge

In December 2022, the SEC released four equity market structure proposals, including one concerning Amendments to Regulation NMS Under the Exchange Act: Tick Size, Access Fees, and Transparency. On October 8, 2024, the SEC promulgated Final Rules concerning Reg NMS to amend the minimum pricing increments for the quoting of certain National Market System stocks, reduced the access fee caps and enhance the transparency of better priced orders (“Final Rules”). Among other things, the Final Rules reduce the access fee cap from $0.30 per 100 shares to $0.10 per 100 shares.

On October 30, 2024, the Company and the Company’s U.S. equities exchanges, BZX, BYX, EDGX, and EDGA (collectively, the “Cboe U.S. equity exchanges”) and Nasdaq, Inc. filed a Petition for Review (“PFR”) in the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) appealing the Final Rules. On December 3, 2024, the Cboe U.S. equity exchanges and Nasdaq, Inc. filed a request with the SEC for a stay to delay the initial implementation date of the Final Rules, which was scheduled to occur in November 2025. On December 12, 2024, the SEC granted a stay of the challenged provision of the Final Rules until the litigation is resolved. Oral argument is scheduled for May 15, 2025.

The Final Rules, amongst other things, are expected to reduce access fee caps to a level that may inhibit our ability to incentivize liquidity on the Cboe U.S. equities exchanges, thereby resulting in a reduction in transaction fee revenue, as well as limit our ability to differentiate our fee schedule and compete with other national securities exchanges and off-exchange venues, which may have a material impact on our business, financial condition, and operating results. The Company and the Cboe U.S. equity exchanges intend to litigate the matter vigorously.

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

On October 31, 2024, the SEC issued an order disapproving Cboe’s proposal. On December 26, 2024, Cboe filed a Petition for Review (“PFR”) of the SEC’s disapproval order in the Court of Appeals for the Seventh Circuit (the “7th Circuit”). Briefing is expected to conclude at the beginning of the third quarter of 2025. The Company and Cboe intend to litigate the matter vigorously.

There have been no other material updates during the period covered by this Form 10-Q to the Legal Proceedings as set forth in Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 1A. Risk Factors.
Except as set forth below, there have been no material updates during the period covered by this Form 10-Q to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.
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

•general economic, social, and political conditions, including increased political tensions and disagreements, including as a result of recently announced tariffs and trade policies, and the conflicts in Eastern Europe and the Middle East;
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
More specifically, we have exposure to exchange rate movements between the British pound, the Euro, the Canadian dollar, the Hong Kong dollar, the Australian dollar, the Japanese Yen, the Philippine Peso, and the Singapore dollar against the U.S. dollar. Significant inflation or changes in foreign exchange rates with respect to one or more of these currencies could occur as a result of including increased political tensions and disagreements, including as a result of recently announced tariffs and trade policies, general economic or political conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. These exchange rate differences would affect the translation of our non-U.S. results of operations and financial condition into U.S. dollars as part of our consolidated financial statements. See Note 14 ("Segment Reporting") for additional information about the Company’s geographic exposure.
Global trade policies, including the assessment of tariffs and other impositions on imported goods, may have a material adverse impact on our business.
Countries have recently announced new or increased tariffs on imported goods and that additional tariffs or increases in tariffs could be assessed in the future. If any such tariffs were to increase the costs of the products and services we use in our business, in particular the technology, communications, cloud, computer, and networking products and services that we use, and we were unable to mitigate the impacts of any such increased costs, it could have a material adverse impact on our business and our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share repurchase program
In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $2.3 billion. The program permits the Company to purchase shares, through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The Company repurchased 144,753 shares of its common stock under its share repurchase program during the three months ended March 31, 2025 at an average cost per share of $207.04, totaling $30.0 million, and had $649.8 million of availability remaining under its existing share repurchase authorizations as of March 31, 2025.
The table below shows the purchases of equity securities by the Company which settled during the three months ended March 31, 2025, reflecting the purchase of common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31, 2025	—	$—	—	$679.8
February 1 to February 28, 2025	136,575	207.07	136,575	651.5
March 1 to March 31, 2025	8,178	206.46	8,178	649.8
Total	144,753	$207.04	144,753

Purchase of common stock from employees
The table below reflects the acquisition of common stock by the Company in the three months ended March 31, 2025 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31, 2025	166	$195.40
February 1 to February 28, 2025	108,621	210.08
March 1 to March 31, 2025	81	215.20
Total	108,868	$210.07
Use of proceeds
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Executive Officers and Directors
During the three months ended March 31, 2025, our executive officers and directors adopted or terminated contracts, instructions, or written plans for the purchase or sale of our securities as noted below:

Name and Title	Date of Adoption of Trading Plan	Scheduled Expiration Date of Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Christopher Isaacson Executive Vice President, Chief Operating Officer	2/14/2025 (2)	9/30/2025	Sale of up to 10,000 shares of common stock
Catherine Clay Executive Vice President, Global Head of Derivatives	2/19/2025 (2)	5/29/2026
Sale of up to (i) 2,870 shares of common stock, (ii) 50% of the net shares issued upon the vesting of 4,434 time-based restricted stock units after withholding of shares to cover taxes and (iii) 50% of the net shares issued upon the vesting of 2,836 performance-based restricted stock units after withholding of shares to cover taxes(3)

___________________________
(1)The trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
(2)Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(3)Each time-based restricted stock unit or performance-based restricted stock unit represents the right, upon vesting, to receive one share of common stock. The number of performance-based restricted stock units that will vest will vary from 0% to 200% of the target number.

Item 6. Exhibits.

Exhibit No.	Description

10.1
Amendment No. 25 to the Restated License Agreement, dated November 1, 1994, by and between Standard & Poor’s Financial Services LLC (as successor-in-interest to Standard & Poor’s, a division of McGraw-Hill, Inc.) and Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated), effective as of February 21, 2025 (filed herewith).

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
Date: May 2, 2025

	By:	/s/ Jill M. Griebenow
Jill M. Griebenow
Executive Vice President, Chief Financial Officer
Date: May 2, 2025