Form 10-Q
period 2025-06-30
Cboe Global Markets, Inc.
filed 2025-08-01
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	July 25, 2025
Common Stock, par value $0.01 per share	104,590,130 shares

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
•“PTS” refers to proprietary trading system.
•“SEC” refers to the U.S. Securities and Exchange Commission.
•“SFT” refers to Securities Financing Transaction(s).
•“SPX” refers to our S&P 500 Index exchange-traded options products.
•“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
•“VIX futures” or “VIX options” refers, as applicable, to our Cboe Volatility Index exchange-traded options and futures products.

TRADEMARK AND OTHER INFORMATION
Cboe®, Cboe Global Markets®, Cboe Volatility Index®, Cboe Clear®, Cboe Datashop®, Cboe Futures Exchange®, CFE®, Cboe Digital®, Cboe Hanweck®, Cboe LIS®, Bats®, BIDS Trading®, BYX®, BZX®, EDGA®, EDGX®, Hybrid®, LiveVol®, NANO®, Options Institute®, Silexx®, The Exchange for the World Stage®, VIX®, VIX1D®, and XSP® are registered trademarks, and Cboe BIDS EuropeSM, C2SM, Cboe Data VantageSM, Cboe TitaniumSM, Cboe TiSM, f(t)optionsSM, Trade AlertSM, and VIXEQSM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks and DSPXSM is a service mark of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements, which are subject to known and unknown risks, uncertainties, and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in this Quarterly Report and other filings with the SEC.
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
•impairment of our goodwill, long-lived assets, investments, or intangible assets;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except par value data and share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,256.3	$920.3
Financial investments	207.6	110.3
Accounts receivable, net of $8.7 allowance for credit losses at June 30, 2025 and $6.6 at December 31, 2024	444.3	444.6
Margin deposits, clearing funds, and interoperability funds	1,670.4	845.5
Income taxes receivable	40.6	73.8
Other current assets (includes restricted cash of $30.2 at June 30, 2025 and $— at December 31, 2024)	123.7	84.6
Total current assets	3,742.9	2,479.1

Investments	379.6	383.7
Property and equipment, net	127.9	118.0
Operating lease right of use assets	122.2	124.5
Goodwill	3,155.9	3,124.2
Intangible assets, net	1,356.2	1,376.9
Other assets, net	163.6	182.7
Total assets	$9,048.3	$7,789.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$467.3	$359.7
Section 31 fees payable	238.4	182.0
Deferred revenue	10.5	6.4
Margin deposits, clearing funds, and interoperability funds	1,670.4	845.5
Income taxes payable	—	1.6
Total current liabilities	2,386.6	1,395.2

Long-term debt	1,442.0	1,441.0
Non-current unrecognized tax benefits	212.6	305.0
Deferred income taxes	175.1	186.8
Non-current operating lease liabilities	133.8	138.4
Other non-current liabilities	33.1	43.1
Total liabilities	4,383.2	3,509.5
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 105,014,000 and 104,589,930 shares issued and outstanding, respectively at June 30, 2025 and 104,693,373 and 104,686,478 shares issued and outstanding, respectively at December 31, 2024	1.0	1.0
Common stock in treasury, at cost, 424,070 shares at June 30, 2025 and 6,895 shares at December 31, 2024	(90.5)	(1.4)
Additional paid-in capital	1,543.3	1,512.5
Retained earnings	3,168.9	2,815.9
Accumulated other comprehensive income (loss), net	42.4	(48.4)
Total stockholders’ equity	4,665.1	4,279.6
Total liabilities and stockholders’ equity	$9,048.3	$7,789.1
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Cash and spot markets	$487.6	$386.4	$988.5	$767.3
Data Vantage	158.3	142.1	310.8	282.3
Derivatives markets	527.6	445.5	1,069.2	881.6
Total revenues	1,173.5	974.0	2,368.5	1,931.2
Cost of revenues:
Liquidity payments	418.0	307.0	812.8	645.8
Routing and clearing	20.7	16.6	40.3	32.6
Section 31 fees	85.3	77.7	238.4	119.8
Royalty fees and other cost of revenues	62.2	58.9	124.5	117.1
Total cost of revenues	586.2	460.2	1,216.0	915.3
Revenues less cost of revenues	587.3	513.8	1,152.5	1,015.9
Operating expenses:
Compensation and benefits	127.9	116.1	244.1	231.4
Depreciation and amortization	29.9	31.8	60.2	69.1
Technology support services	26.7	24.6	52.3	48.8
Professional fees and outside services	24.8	25.8	45.6	47.3
Travel and promotional expenses	8.2	9.3	14.6	16.8
Facilities costs	7.0	6.1	13.2	12.6
Acquisition-related costs	—	0.6	0.2	1.2
Impairment of intangible assets	17.1	81.0	17.1	81.0
Other expenses	6.6	8.4	12.2	15.2
Total operating expenses	248.2	303.7	459.5	523.4
Operating income	339.1	210.1	693.0	492.5
Non-operating (expense) income:
Interest expense	(12.9)	(12.8)	(25.7)	(25.8)
Interest income	11.3	4.6	19.7	8.7
(Loss) earnings on investments, net	(1.1)	14.2	(4.4)	28.2
Other (expense) income, net	(1.8)	(13.1)	2.2	(8.5)
Income before income tax provision	334.6	203.0	684.8	495.1
Income tax provision	99.5	62.6	199.1	145.2
Net income	235.1	140.4	485.7	349.9
Net income allocated to participating securities	(1.2)	(0.7)	(2.4)	(1.9)
Net income allocated to common stockholders	$233.9	$139.7	$483.3	$348.0
Basic earnings per share	$2.23	$1.33	$4.62	$3.30
Diluted earnings per share	$2.23	$1.33	$4.60	$3.29

Basic weighted average shares outstanding	104.7	105.1	104.7	105.4
Diluted weighted average shares outstanding	105.0	105.4	105.0	105.8
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$235.1	$140.4	$485.7	$349.9
Other comprehensive income (loss):
Foreign currency translation adjustments	67.2	(2.7)	90.8	(16.2)
Unrealized holding losses on financial investments	—	(0.5)	—	(1.0)
Post-retirement benefit obligations, net of income tax	—	—	—	0.2
Comprehensive income	302.3	137.2	576.5	332.9
Net income allocated to participating securities	(1.2)	(0.7)	(2.4)	(1.9)
Comprehensive income allocated to common stockholders, net of income tax	$301.1	$136.5	$574.1	$331.0
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three and Six months ended June 30, 2025 and June 30, 2024
(unaudited)
(in millions, except per share amounts)

	Preferred stock	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
Balance at December 31, 2024	$—	$1.0	$(1.4)	$1,512.5	$2,815.9	$(48.4)	$4,279.6
Cash dividends on common stock of $0.63 per share	—	—	—	—	(66.4)	—	(66.4)
Stock-based compensation	—	—	—	12.4	—	—	12.4
Repurchases of common stock from employee stock plans	—	—	(22.9)	—	—	—	(22.9)
Purchase of common stock	—	—	(30.0)	—	—	—	(30.0)
Shares issued under employee stock purchase plan	—	—	—	5.2	—	—	5.2
Net income	—	—	—	—	250.6	—	250.6
Other comprehensive income	—	—	—	—	—	23.6	23.6
Balance at March 31, 2025	$—	$1.0	$(54.3)	$1,530.1	$3,000.1	$(24.8)	$4,452.1
Cash dividends on common stock of $0.63 per share	—	—	—	—	(66.4)	—	(66.4)
Stock-based compensation	—	—	—	13.2	0.1	—	13.3
Repurchases of common stock from employee stock plans	—	—	(0.7)	—	—	—	(0.7)
Purchase of common stock	—	—	(35.5)	—	—	—	(35.5)
Net income	—	—	—	—	235.1	—	235.1
Other comprehensive income	—	—	—	—	—	67.2	67.2
Balance at June 30, 2025	$—	$1.0	$(90.5)	$1,543.3	$3,168.9	$42.4	$4,665.1

	Preferred stock	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at December 31, 2023	$—	$1.1	$(10.5)	$1,478.6	$2,525.2	$(9.4)	$3,985.0
Cash dividends on common stock of $0.55 per share	—	—	—	—	(58.5)	—	(58.5)
Stock-based compensation	—	—	—	11.7	—	—	11.7
Repurchases of common stock from employee stock plans	—	—	(25.5)	—	—	—	(25.5)
Purchase of common stock	—	—	(89.3)	—	—	—	(89.3)
Shares issued under employee stock purchase plan	—	—	—	5.0	—	—	5.0
Net income	—	—	—	—	209.5	—	209.5
Other comprehensive loss	—	—	—	—	—	(13.8)	(13.8)
Balance at March 31, 2024	$—	$1.1	$(125.3)	$1,495.3	$2,676.2	$(23.2)	$4,024.1
Cash dividends on common stock of $0.55 per share	—	—	—	—	(58.2)	—	(58.2)
Stock-based compensation	—	—	—	10.3	—	—	10.3
Repurchases of common stock from employee stock plans	—	—	(1.7)	—	—	—	(1.7)
Purchase of common stock	—	—	(90.4)	—	—	—	(90.4)
Shares issued under employee stock purchase plan	—	—	—	0.4	—	—	0.4
Net income	—	—	—	—	140.4	—	140.4
Other comprehensive loss	—	—	—	—	—	(3.2)	(3.2)
Balance at June 30, 2024	$—	$1.1	$(217.4)	$1,506.0	$2,758.4	$(26.4)	$4,021.7
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$485.7	$349.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	60.2	69.1
Amortization of debt issuance cost and debt discount	1.2	1.2
Loss on settlement of contingent consideration	—	3.0
Provision for accounts receivable credit losses	2.2	1.6
Benefit for deferred income taxes	(19.1)	(21.2)
Stock-based compensation expense	25.7	22.0
Impairment of intangible assets	17.1	81.0
Impairment of minority investment	—	16.0
Gain from Cboe Digital non-recourse notes and warrants wind down	—	(2.4)
Equity loss (earnings) on investments	6.6	(26.5)
Other (gain) loss adjustments, net	(4.4)	(2.5)
Changes in assets and liabilities:
Accounts receivable	28.1	(44.2)
Restricted cash and cash equivalents and customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	555.6	1,923.2
Income taxes receivable	33.3	39.6
Other assets	16.2	(7.7)
Accounts payable and accrued liabilities	(55.9)	(113.3)
Section 31 fees payable	56.4	68.7
Deferred revenue	4.1	4.0
Income taxes payable	(1.0)	(1.0)
Unrecognized tax benefits	37.9	27.1
Other liabilities	(3.3)	1.9
Net cash provided by operating activities	1,246.6	2,389.5
Cash flows from investing activities:
Purchases of available-for-sale financial investments	(174.8)	(46.3)
Proceeds from maturities of available-for-sale financial investments	70.3	20.6
Gain from investments	4.6	—
Proceeds from sale of intangible assets	0.8	—
Proceeds from sale of property held for sale	—	3.3
Proceeds from sale of property and equipment	—	0.7
Proceeds from insurance	—	0.1
Contributions to investments	(2.5)	(3.7)
Purchases of property and equipment and leasehold improvements, net	(35.0)	(25.1)
Net cash used in investing activities	(136.6)	(50.4)
Cash flows used in financing activities:
Cash dividends on common stock	(132.8)	(116.7)
Repurchases of common stock from employee stock plans	(23.6)	(27.2)
Payments of contingent consideration related to acquisitions	—	(13.0)
Shares issued under employee stock purchase plan	4.8	(5.4)
Payments for Cboe Digital non-recourse notes and warrants wind down	—	(6.0)
Purchase of common stock, including commissions and excise taxes	(66.7)	(177.9)
Net cash used in financing activities	(218.3)	(346.2)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	299.4	(41.4)
Increase in cash, cash equivalents, and restricted cash and cash equivalents	1,191.1	1,951.5
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,765.8	1,397.1
End of period	$2,956.9	$3,348.6
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$1,256.3	$614.6
Restricted cash and cash equivalents (included in margin deposits, clearing funds, and interoperability funds)	1,668.5	2,723.8
Restricted cash and cash equivalents (included in other current assets)	30.2	5.2
Customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	1.9	5.0
Total	$2,956.9	$3,348.6
Supplemental disclosure of cash transactions:
Cash paid for income taxes, net of refunds	$148.6	$178.3
Cash paid for interest	46.6	62.4
Supplemental disclosure of noncash investing activities:
Note receivable from sale of property held for sale	$—	$6.4
Additions of intangible assets	—	1.0
Supplemental disclosure of noncash financing activities:
Unsettled purchases of common stock	$—	$(1.8)
Excise tax on purchases of common stock	0.2	—
Cboe Digital non-recourse notes and warrants asset	—	16.2
Cboe Digital non-recourse notes and warrants liability	—	(16.2)
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
Cboe’s subsidiaries include the largest options exchange and the third largest equities exchange operator in the U.S. In addition, the Company operates Cboe Europe, one of the largest equities exchanges by value traded in Europe, and owns Cboe Clear Europe, a leading pan-European equities and derivatives clearinghouse, BIDS Holdings, which owns a leading block-trading ATS by volume in the U.S., and provides block-trading services with Cboe market operators in Europe, Canada, and Japan, Cboe Australia, an operator of trading venues in Australia, Cboe Japan, an operator of trading venues in Japan, Cboe Clear U.S., an operator of a regulated clearinghouse, and Cboe Canada, a recognized Canadian securities exchange. Cboe subsidiaries also serve collectively as a leading market globally for exchange-traded products (“ETPs”) listings and trading.
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
Segment Information
The Company previously operated as six reportable business segments as of December 31, 2024. As of January 1, 2025, the Company operates five reportable business segments: Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX, which is reflective of how the Company's Chief Operating Decision Maker (“CODM”) reviews and operates the business.
On April 25, 2024, the Company announced plans to refocus the digital asset business to leverage its core strengths in derivatives, technology, and product innovation. Effective May 31, 2024, the Cboe Digital spot market (“Cboe Digital spot market”) closed for all participant and trading purposes. The Company has brought Cboe Clear U.S. (formerly, Cboe Clear Digital) under unified leadership with the Global Head of Clearing and continues to facilitate the clearing of cash-settled margin Bitcoin and Ether futures contracts. The Company retained and presented Digital as a reportable segment through December 31, 2024. As of January 1, 2025, the Company prospectively reorganized the Digital operating segment results into the Futures reporting segment as the Company expected to transition its cash-settled margin Bitcoin and Ether futures contracts, formerly available for trading on the Cboe Digital Exchange to CFE, which was completed on June 9, 2025. Cboe Digital Exchange no longer lists or trades any products. Comparative-period results have been presented for historical purposes but have not been recast as the historic results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the three and six months ended June 30, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment. See Note 14 (“Segment Reporting”) for more information.

Update to Significant Accounting Policies
There have been no new or material changes to the significant accounting policies discussed for the Company for the periods presented, that are of significance, or potential significance, to the Company.
Recent Accounting Pronouncements – Adopted
In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This ASU addresses the accounting and disclosure requirements for certain crypto assets and requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in earnings in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. For public entities, the update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2024. The Company adopted the update for the condensed consolidated financial statements issued for the three and six month periods ended June 30, 2025, and it does not have a material impact on the condensed consolidated financial statements as the Company does not hold a material amount of crypto assets.
On January 23, 2025, the SEC issued Staff Accounting Bulletin 122 (“SAB 122”), which rescinds the interpretive guidance included in the Staff Accounting Bulletin 121 (“SAB 121”). SAB 121, issued March 31, 2022, provided interpretive guidance from the SEC regarding the accounting for obligations to safeguard digital assets that an entity holds on behalf of customers. For public entities, SAB 122 is effective on a fully retrospective basis in annual periods beginning after December 15, 2024. Additionally, SAB 122 was codified by the FASB in March 2025, under ASU 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The Company has early adopted the guidance for the condensed consolidated financial statements issued for the three and six month periods ended June 30, 2025 and, therefore, no longer discloses safeguarded digital assets within Note 8 (“Goodwill, Intangible Assets, Net, and Digital Assets Held”), Note 13 (“Fair Value Measurement”), and the condensed consolidated balance sheets. The adoption had no material impact on the previously reported condensed consolidated financial statements as the Company liquidated all digital assets held on behalf of customers in the third quarter of 2024.
There were no other applicable material accounting pronouncements that have been adopted during the three and six month periods ended June 30, 2025.
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
On March 6, 2024, the SEC adopted new climate disclosure rules, which requires companies to publish information that describes the climate-related risks that are reasonably likely to have a material impact on a company’s business or consolidated financial statements. The final rules would require companies to disclose material climate-related risks, activities to mitigate or adapt to such risks, information about the companies’ board of directors’ oversight of climate-related risks and management’s role in managing climate-related risks, and information on any climate-related targets or goals that are material to the companies’ business, results of operations or financial condition. On March 15, 2024, the U.S. Court of Appeals for the Fifth Circuit granted an administrative stay of the SEC’s final Climate Disclosure Rules, in response to legal challenges unaffiliated with the Company. On February 11, 2025, the acting Chairman of the SEC directed the SEC staff to notify the court of changed circumstances and requested the Court not schedule the case for argument. On March 27, 2025, the SEC voted to end its defense of its climate disclosure rules. On April 24, 2025, the U.S. Court of Appeals for the Eighth Circuit (the “Court”) granted an order to hold in abeyance the cases regarding the validity of the SEC's final Climate Disclosure Rules. On July 23, 2025, the SEC replied to the Court’s request for a status report. The SEC informed the Court that it does not intend to review or reconsider the climate disclosure rules at this time and requests that the Court decide the case as briefed. The Company will continue to monitor updates to the climate disclosure rules and potential impacts on the condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of certain income statement expenses for public entities. For public entities, the update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company expects to adopt the update for the annual financial statements issued for the year ending December 31, 2027, and is currently reviewing the impact that the adoption of ASU 2024-03 may have on the consolidated financial statement disclosures.

There were no other recent applicable material accounting pronouncements that have been issued, but not yet adopted as of June 30, 2025.
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
•Market data fees – Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data. Fees from the U.S. tape plans are recognized monthly based on published fee schedules and distributed quarterly to the Exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Proprietary market data also includes revenue from various licensing agreements. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data to meet its performance obligation. U.S. tape plan market data is recognized in the North American Equities and Options segments. Proprietary market data fees are recognized across all segments.
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
All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers, with the exception of interest income from clearing operations. The following table depicts the disaggregated revenue contract types listed above within each respective financial statement caption in the condensed consolidated statements of income (in millions):

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Three Months Ended June 30, 2025
Transaction and clearing fees	$375.1	$—	$492.6	$867.7
Access and capacity fees	—	101.2	—	101.2
Market data fees	17.0	56.4	9.0	82.4
Regulatory fees	71.3	—	25.5	96.8
Other revenue	24.2	0.7	0.5	25.4
	$487.6	$158.3	$527.6	$1,173.5

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Three Months Ended June 30, 2024
Transaction and clearing fees	$283.6	$—	$414.0	$697.6
Access and capacity fees	—	90.5	—	90.5
Market data fees	14.6	50.9	8.2	73.7
Regulatory fees	63.2	—	22.7	85.9
Other revenue	25.0	0.7	0.6	26.3
	$386.4	$142.1	$445.5	$974.0

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Six Months Ended June 30, 2025
Transaction and clearing fees	$716.1	$—	$984.2	$1,700.3
Access and capacity fees	—	199.0	—	199.0
Market data fees	32.7	110.4	17.1	160.2
Regulatory fees	192.0	—	66.6	258.6
Other revenue	47.7	1.4	1.3	50.4
	$988.5	$310.8	$1,069.2	$2,368.5

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Six Months Ended June 30, 2024
Transaction and clearing fees	$588.8	$—	$827.3	$1,416.1
Access and capacity fees	—	180.6	—	180.6
Market data fees	30.6	100.2	14.9	145.7
Regulatory fees	98.1	—	38.0	136.1
Other revenue	49.8	1.5	1.4	52.7
	$767.3	$282.3	$881.6	$1,931.2

The following table depicts the disaggregation of revenue according to segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Total
Three Months Ended June 30, 2025
Transaction and clearing fees	$468.3	$300.2	$54.0	$24.3	$20.9	$—	$867.7
Access and capacity fees	45.3	35.6	11.9	5.7	2.7	—	101.2
Market data fees	35.6	32.8	11.1	2.4	0.5	—	82.4
Regulatory fees	25.4	71.3	—	0.1	—	—	96.8
Other revenue	1.2	1.9	22.0	—	0.3	—	25.4
	$575.8	$441.8	$99.0	$32.5	$24.4	$—	$1,173.5
Timing of revenue recognition
Services transferred at a point in time	$494.9	$373.4	$76.0	$24.4	$21.2	$—	$989.9
Services transferred over time	80.9	68.4	23.0	8.1	3.2	—	183.6
	$575.8	$441.8	$99.0	$32.5	$24.4	$—	$1,173.5

Three Months Ended June 30, 2024
Transaction and clearing fees	$385.9	$227.2	$38.9	$28.1	$17.1	$0.4	$697.6
Access and capacity fees	41.6	30.6	10.0	5.5	2.8	—	90.5
Market data fees	31.0	30.3	9.8	2.2	0.4	—	73.7
Regulatory fees	22.6	63.2	—	0.1	—	—	85.9
Other revenue	1.2	2.0	22.9	—	0.2	—	26.3
	$482.3	$353.3	$81.6	$35.9	$20.5	$0.4	$974.0
Timing of revenue recognition
Services transferred at a point in time	$409.7	$292.4	$61.8	$28.2	$17.3	$0.4	$809.8
Services transferred over time	72.6	60.9	19.8	7.7	3.2	—	164.2
	$482.3	$353.3	$81.6	$35.9	$20.5	$0.4	$974.0

	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Total
Six Months Ended June 30, 2025
Transaction and clearing fees	$932.8	$571.9	$104.8	$51.4	$39.4	$—	$1,700.3
Access and capacity fees	89.3	70.1	22.8	11.3	5.5	—	199.0
Market data fees	69.2	63.8	21.4	4.9	0.9	—	160.2
Regulatory fees	66.5	192.0	—	0.1	—	—	258.6
Other revenue	2.6	4.1	43.1	0.1	0.5	—	50.4
	$1,160.4	$901.9	$192.1	$67.8	$46.3	$—	$2,368.5
Timing of revenue recognition
Services transferred at a point in time	$1,001.9	$768.0	$147.9	$51.6	$39.9	$—	$2,009.3
Services transferred over time	158.5	133.9	44.2	16.2	6.4	—	359.2
	$1,160.4	$901.9	$192.1	$67.8	$46.3	$—	$2,368.5

Six Months Ended June 30, 2024
Transaction and clearing fees	$775.7	$478.9	$77.7	$51.6	$32.6	$(0.4)	$1,416.1
Access and capacity fees	83.3	60.3	20.1	11.2	5.6	0.1	180.6
Market data fees	60.1	61.0	19.5	4.4	0.7	—	145.7
Regulatory fees	37.9	98.1	—	0.1	—	—	136.1
Other revenue	2.7	4.6	45.0	—	0.4	—	52.7
	$959.7	$702.9	$162.3	$67.3	$39.3	$(0.3)	$1,931.2
Timing of revenue recognition
Services transferred at a point in time	$816.3	$581.6	$122.7	$51.7	$33.0	$(0.4)	$1,604.9
Services transferred over time	143.4	121.3	39.6	15.6	6.3	0.1	326.3
	$959.7	$702.9	$162.3	$67.3	$39.3	$(0.3)	$1,931.2
__________________________
(1)The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from the three and six month periods ended June 30, 2024 have been retained in the former Digital segment for comparative purposes. See Note 1 (“Organization and Basis of Presentation”) for additional information.

Contract liabilities as of June 30, 2025 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at December 31, 2024	Cash Additions	Revenue Recognized	Balance at June 30, 2025
Liquidity provider sliding scale (1)	$2.4	$4.8	$(3.6)	$3.6
Other, net (2)	4.2	10.5	(7.7)	7.0
Total deferred revenue	$6.6	$15.3	$(11.3)	$10.6
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
3.    ACQUISITIONS
Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company expensed $42.8 thousand and $0.6 million of acquisition-related costs during the three months ended June 30, 2025 and 2024, respectively, primarily related to compensation, professional fees, and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.
The Company expensed $0.2 million and $1.2 million of acquisition-related costs during the six months ended June 30, 2025 and 2024, respectively, primarily related to compensation, professional fees, and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.
4.    INVESTMENTS
As of June 30, 2025 and December 31, 2024, the Company’s investments were comprised of the following (in millions):

	June 30, 2025	December 31, 2024
Equity method investments:
Investment in 7Ridge Investments 3 LP	$317.2	$321.3
Total equity method investments	317.2	321.3

Other equity investments:
Investment in Japannext Co., Ltd.	36.5	36.5
Investment in Eris Innovations Holdings, LLC	9.5	9.5
Investment in CSD Br	5.9	5.9
Investment in Coin Metrics Inc.	4.4	4.4
Investment in Vest Group Inc.	2.9	2.9
Investment in OCC	0.3	0.3
Other equity investments	2.9	2.9
Total other equity investments	62.4	62.4

Total investments	$379.6	$383.7
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
The Company’s interest in the 7Ridge Fund is equal to the carrying value of the investment as of June 30, 2025, or $317.2 million, which includes periodic capital contributions to the 7Ridge Fund, as well as the Company’s share of 7Ridge Fund’s profit or loss, including gains or losses arising from the fair value measurement of the investment held by the 7Ridge

Fund, which are included in the carrying value of the investment balance. The carrying value of the investment is included in investments within the condensed consolidated balance sheets. The Company’s maximum loss exposure, in the unlikely event that all of the VIE’s assets become worthless, is limited to the carrying value of the Company’s investment.
The Company held an option to acquire Trading Technologies International Inc. (“Trading Technologies”), which is wholly-owned by the 7Ridge Fund. In January 2025, the Company received notification from the 7Ridge Fund that certain performance goals were met and the option became exercisable. The option has been declined by both limited partners of the 7Ridge Fund, and the general partner of the 7Ridge Fund has marketed Trading Technologies for sale. If Trading Technologies is sold, the general partner of the 7Ridge Fund would be entitled to receive a variable portion of the sales proceeds, and the limited partners would be entitled to receive a portion of the sales proceeds in accordance with the investment agreements. The carrying value of the investment balance as of June 30, 2025 includes certain assumptions related to the estimated fair value of Trading Technologies. See Note 23 (“Subsequent Events”) for more information.
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
In the second quarter of 2024, the Company recorded an impairment charge of $16.0 million on its minority investment in Globacap Technology Limited (“Globacap”) based on management’s assessment of the fair value of the investment. The impairment was recorded in other (expense) income, net in the condensed consolidated statements of income.
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025	December 31, 2024
Construction in progress	$1.8	$3.3
Furniture, equipment, and leasehold improvements	341.6	306.3
Total property and equipment	343.4	309.6
Less accumulated depreciation	(215.5)	(191.6)
Property and equipment, net	$127.9	$118.0
Depreciation expense using the straight-line method was $10.2 million and $8.0 million for the three months ended June 30, 2025 and 2024, respectively, and $19.6 million and $16.6 million for the six months ended June 30, 2025 and 2024, respectively.
6.    CREDIT LOSSES
Current expected credit losses are estimated for accounts receivable and certain notes receivable.
Accounts receivable represent amounts due from the Company’s member firms. The allowance for accounts receivable credit losses is calculated using an aging schedule.
The allowance for notes receivable credit losses is associated with notes receivable included within other assets, net on the condensed consolidated balance sheets and relates to promissory notes to fund the implementation and operation of the Consolidated Audit Trail (“CAT”), a portion of which notes are expected to be repaid by Consolidated Audit Trail, LLC (“CATLLC”). CAT involves the creation, implementation, and maintenance of an audit trail that is required by Rule 613 under the Securities Exchange Act of 1934 (“Rule 613”), and it strives to enhance regulators’ ability to monitor trading activity in the U.S. national securities markets through a phased implementation. CATLLC is a national market system (“NMS”) plan that was created by self-regulatory organizations that include the Cboe U.S. national securities exchanges, the other U.S. national securities exchanges and FINRA (who collectively are referred to as the “SROs” or “Plan Participants”) to implement and operate the CAT.
On September 6, 2023, the SEC issued an order approving an amendment to the CAT NMS plan to implement a revised funding model (“CAT Funding Model”) for CATLLC to fund the CAT. The approved CAT Funding Model contemplates two categories of CAT fees calculated based on the “executed equivalent shares” of transactions in eligible securities: (i) CAT fees assessed by CATLLC to Industry Members who are CAT Executing Brokers (the brokers responsible for executing each side of the transaction) to recover a portion of historical CAT costs previously paid to CATLLC by the Plan Participants;

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

The Plan Participants submit prospective fee filings with updated rates approximately every six months to update the transaction fee rates as necessary to cover prospective CAT costs. The Company has no plans to issue short-term notes to CATLLC to fund CAT, but if the Company is no longer able to submit prospective fee filings as a result of ongoing litigation or regulatory developments, the issuance of additional short-term notes to CATLLC to fund the CAT may occur.

The allowance for notes receivable credit losses associated with the CAT is calculated using a methodology that is primarily based on the structure of the notes and various potential outcomes under the CAT Funding Model. See Note 21 (“Commitments, Contingencies, and Guarantees”) for more information.
The following represents the changes in allowance for credit losses during the six months ended June 30, 2025 (in millions):

	Allowance for notes receivable credit losses	Allowance for accounts receivable credit losses	Total allowance for credit losses
Balance at December 31, 2024	$30.1	$6.6	$36.7
Current period provision for expected credit losses	—	2.2	2.2
Write-offs charged against the allowance	—	(0.1)	(0.1)
Recoveries collected	—	—	—
Balance at June 30, 2025	$30.1	$8.7	$38.8

7.    OTHER ASSETS, NET
Other assets, net consisted of the following as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025	December 31, 2024
Software development work in progress	$12.0	$18.7
Data processing software	146.9	126.4
Less accumulated depreciation and amortization	(104.5)	(98.3)
Data processing software, net	54.4	46.8
Other assets (1)	109.2	135.9
Other assets, net	$163.6	$182.7
___________________________
(1)At June 30, 2025 and December 31, 2024, the majority of the balance included notes receivable, net of allowance, and long-term prepaid assets, respectively. As of June 30, 2025 and December 31, 2024, the notes receivable, net balance was $98.7 million and $124.2 million, respectively. See Note 6 (“Credit Losses”) and Note 13 (“Fair Value Measurement”) for more information on the notes receivable, net of allowance, included within other assets, net on the condensed consolidated balance sheets.
Amortization expense related to data processing software was $2.5 million for each of the three months ended June 30, 2025 and 2024, respectively, and $5.0 million for each of the six months ended June 30, 2025 and 2024, respectively.
8.    GOODWILL, INTANGIBLE ASSETS, NET, AND DIGITAL ASSETS HELD
The following table presents the details of goodwill by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Total
Balance as of December 31, 2024	$306.0	$1,990.8	$560.0	$267.4	$3,124.2
Changes in foreign currency exchange rates	—	8.0	23.7	—	31.7
Balance as of June 30, 2025	$306.0	$1,998.8	$583.7	$267.4	$3,155.9
Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, and Global FX. No goodwill has been allocated to the Futures segment. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.
The following table presents the details of the intangible assets by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Total
Balance as of December 31, 2024	$126.4	$879.6	$326.7	$44.2	$1,376.9
Sales	—	(0.3)	—	—	(0.3)
Amortization	(3.2)	(20.2)	(7.3)	(4.9)	(35.6)
Changes in foreign currency exchange rates	—	3.6	28.7	—	32.3
Impairment	—	—	(17.1)	—	(17.1)
Balance as of June 30, 2025	$123.2	$862.7	$331.0	$39.3	$1,356.2
Following the April 2024 announcement of the Cboe Digital spot market wind down and unwinding of the minority ownership structure in the holding company parent of the Cboe Digital entities, the Company performed an interim impairment test for the intangible assets recognized in the Digital reporting unit as the announcement was considered a potential indication of impairment. The Company concluded that the carrying value of the trading registrations and licenses and technology exceeded their estimated fair value, as their projected future cash flows, subsequent to the decision to wind down the business, did not support their valuation, and recorded an impairment charge of $81.0 million in the condensed consolidated statements of income during the three and six months ended June 30, 2024.
In the second quarter of 2025, Cboe Japan experienced declines in its market share as a result of increased market competition. The decline in market share was evaluated as a potential indication of impairment and the Company performed an interim impairment test for the long-lived intangible assets recognized in the Europe and Asia Pacific reporting unit. The Company concluded that the carrying value of Cboe Japan’s customer relationships long-lived intangible assets exceeded their estimated fair value, as their projected future cash flows did not support their valuation, and recorded an impairment charge of $17.1 million in the condensed consolidated statements of income for the three and six months ended June 30, 2025. The Company also evaluated the indefinite-lived intangible assets and goodwill of the Europe and Asia Pacific reporting unit and, based on the results of the assessments, determined there was no additional impairment required as the fair values exceeded the carrying values, respectively.

For the three and six months ended June 30, 2025 and 2024, amortization expense was $17.2 million and $21.3 million, and $35.6 million and $47.5 million, respectively. The estimated future amortization expense is $34.5 million for the remainder of 2025, $63.0 million for 2026, $56.1 million for 2027, $50.4 million for 2028, and $45.8 million for 2029.
Intangible assets have been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, and Global FX. No intangible assets have been allocated to the Futures segment. Intangibles impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. The following tables present the categories of intangible assets by segment as of June 30, 2025 and December 31, 2024 (in millions, except as stated):

	June 30, 2025				Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX
Trading registrations and licenses	$95.5	$605.0	$224.3	$—	Indefinite
Customer relationships	46.6	412.4	207.1	140.0	13
Market data customer relationships	53.6	322.0	66.2	64.4	7
Technology	28.1	56.3	36.1	22.5	6
Trademarks and trade names	12.9	8.2	2.6	1.2	5
Digital assets held	—	1.1	—	—	Indefinite
Accumulated amortization	(113.5)	(542.3)	(205.3)	(188.8)
	$123.2	$862.7	$331.0	$39.3

	December 31, 2024				Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX
Trading registrations and licenses	$95.5	$603.4	$205.2	$—	Indefinite
Customer relationships	46.6	409.7	209.2	140.0	14
Market data customer relationships	53.6	322.0	60.8	64.4	7
Technology	28.1	55.5	33.6	22.5	7
Trademarks and trade names	12.9	8.1	2.3	1.2	5
Digital assets held	—	1.2	—	—	Indefinite
Accumulated amortization	(110.3)	(520.3)	(184.4)	(183.9)
	$126.4	$879.6	$326.7	$44.2
In October 2022, the Company, through its wholly-owned subsidiary Cboe Netherlands Services Company B.V., entered into a Data Provider Agreement with Pyth Data Association (“Pyth”) to create a data feed and begin publishing limited derived equities market data for certain symbols from one of its four U.S. equities exchanges (BZX, BYX, EDGX, and EDGA, collectively, the “Cboe U.S. equity exchanges”) on the Pyth Network, a decentralized financial market data distribution platform for aggregated data. In exchange, Pyth granted Cboe Netherlands Services Company B.V. 16,666,666 restricted PYTH tokens which unlock annually over a four-year period in equal tranches; the first and second 25% tranches of PYTH tokens unlocked in May 2024 and 2025, respectively. The PYTH tokens, which are included within intangible assets, net in the condensed consolidated balance sheets, are carried at their historical value of $0.06 per token and are reviewed each reporting period for potential impairment.
In May 2024, the Company recorded $1.0 million in market data fees revenue on the condensed consolidated statements of income, which represents the historical value of the grant of 16,666,666 restricted PYTH tokens earned for satisfying the performance obligations outlined in the Data Provider Agreement. The Company has earned additional PYTH tokens by continuing to provide data to the Pyth Network through various Pyth Reward Programs that have run since May 2023. During the three and six months ended June 30, 2025, the Company sold 3.0 million and 4.2 million PYTH tokens, respectively, and recognized a $0.3 million and $0.6 million gain, respectively. Through June 30, 2025, the Company earned approximately 740,000 additional PYTH tokens via the Pyth Reward Programs. The Company recorded additional intangible assets and revenue based on the token's fair value when earned.

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025	December 31, 2024
Compensation and benefit-related liabilities	$59.3	$89.8
Royalties	49.9	44.4
Accrued liabilities	63.3	74.4
Current operating lease liabilities	25.0	19.9
Rebates payable	101.1	93.5
Marketing fee payable	15.9	19.7
Current unrecognized tax benefits	130.2	0.1
Accounts payable	22.6	17.9
Total accounts payable and accrued liabilities	$467.3	$359.7
10.    DEBT
The Company’s debt consisted of the following as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025	December 31, 2024
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	$649.0	$648.6
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	495.9	495.5
$300 million fixed rate Senior Notes due March 2032, stated rate of 3.000%	297.1	296.9
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Total debt	$1,442.0	$1,441.0
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
On December 15, 2020, the Company issued $500 million aggregate principal amount of 1.625% Senior Notes due 2030 (“1.625% Senior Notes”). The form and terms of the 1.625% Senior Notes were established pursuant to an Officer’s Certificate, dated as of December 15, 2020, supplementing the Indenture. The Company used the net proceeds from the 1.625% Senior Notes to finance the acquisition of BIDS Trading, repay a portion of amounts outstanding under the term loan facility and all outstanding indebtedness under the revolving credit facility and the remainder for general corporate purposes, which may include the financing of future acquisitions or the repayment of other outstanding indebtedness. The 1.625% Senior Notes mature on December 15, 2030 and bear interest at the rate of 1.625% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2021.
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
Indenture
Under the Indenture, the Company may issue debt securities, which includes the Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At June 30, 2025, the Company was in compliance with these covenants.
Revolving Credit Agreement
On February 25, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which amended and restated the prior revolving credit agreement.
The Revolving Credit Agreement provides for a senior unsecured $400 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $200 million, for a total of $600 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of June 30, 2025, no subsidiaries were designated as additional borrowers.
Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of June 30, 2025, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at June 30, 2025, $400 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.
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
Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on February 25, 2027, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries, and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.25 to 1.00 on one occasion and 4.00 to 1.00 on another occasion, in each case, for four consecutive fiscal quarters; provided that, prior to the exercise of the second such financial covenant step-up, the maximum consolidated leverage ratio shall have returned to a level of 3.50 to 1.00 for at least two consecutive fiscal quarters. At June 30, 2025, the Company was in compliance with these covenants and did not exercise financial covenant step-up.

Cboe Clear Europe Credit Facility
On July 1, 2020, Cboe Clear Europe, as borrower, and the Company, as guarantor, entered into a Facility Agreement (as subsequently amended and restated, the “Facility” or “Cboe Clear Europe Credit Facility”) with Bank of America Merrill Lynch International Designated Activity Company, as coordinator, facility agent, lender, sole lead arranger and sole bookrunner, Citibank N.A., as security agent, and certain other lenders named therein. The Facility was amended and restated on July 1, 2021, June 30, 2022, June 29, 2023, June 28, 2024, and June 27, 2025, as described below.
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
Borrowings under the Facility’s revolving loans and non-U.S. dollar swingline loans bear interest at the relevant floating base rate plus a margin of 1.60 percent per annum and (subject to certain conditions) borrowings under the Facility’s U.S. dollar swingline loans bear interest at the higher of the relevant agent’s prime commercial lending rate for U.S. dollars and 0.50 percent per annum over the federal funds effective rate. A commitment fee of 0.35 percent per annum is payable on the unused and uncalled amount of the Facility during the availability period.
Subject to certain conditions stated in the Facility, Cboe Clear Europe may borrow, prepay and reborrow amounts under the Facility at any time during the term of the Facility. The Facility will terminate and all amounts owing thereunder will be due and payable on June 26, 2026, unless the commitments are terminated earlier, either at the request of Cboe Clear Europe or, if an event of default occurs, by the Lenders (or automatically in the case of certain bankruptcy-related events).
The Facility contains customary representations, warranties and covenants for facilities of its type, including events of default of the Company and Cboe Clear Europe and indemnification provisions in favor of the Lenders. In particular, the covenants include restrictions regarding the incurrence of liens by Cboe Clear Europe and its subsidiaries, and an event of default will be triggered if Cboe Clear Europe ceases its business, subject to certain exceptions in each case. There is also a requirement for the net worth of (a) the Company (on a consolidated basis) to be no less than $1.75 billion on the date of each drawdown and delivery of compliance certificates and (b) Cboe Clear Europe to be the higher of €30 million and any such amount required for Cboe Clear Europe to meet minimum liquidity regulations under applicable regulation at all times.
As of June 30, 2025, no borrowings were outstanding under the Facility. Accordingly, at June 30, 2025, €1.20 billion of borrowing capacity was available for the purposes permitted by the Facility. At June 30, 2025, the Company and Cboe Clear Europe were in compliance with applicable covenants.
Notes Payments and Contractual Interest
The future expected repayments related to the Senior Notes as of June 30, 2025 are as follows (in millions):

Remainder of 2025	$—
2026	—
2027	650.0
2028	—
2029	—
Thereafter	800.0
Principal amounts repayable	1,450.0
Debt issuance costs	(4.6)
Unamortized discounts on notes	(3.4)
Total debt outstanding	$1,442.0

Interest, commitment, and other relevant fees, subject to the specific terms of the debt obligation, are recognized as incurred in interest expense in the condensed consolidated statements of income.
Components of interest expense, net recognized in the condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of interest expense:
Contractual interest	$12.3	$12.2	$24.5	$24.6
Amortization of debt discount and issuance costs	0.6	0.6	1.2	1.2
Interest expense	$12.9	$12.8	$25.7	$25.8
Interest income	(11.3)	(4.6)	(19.7)	(8.7)
Interest expense, net	$1.6	$8.2	$6.0	$17.1
11.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET
The following represents the changes in accumulated other comprehensive (loss) income, net by component (in millions):

	Foreign Currency Translation Adjustment	Post-Retirement Benefits, Net	Accumulated Other Comprehensive (Loss) Income, Net
Balance at December 31, 2024	$(48.6)	$0.2	$(48.4)
Other comprehensive income	90.8	—	90.8
Balance at June 30, 2025	$42.2	$0.2	$42.4
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

Cboe Clear Europe only assumes the guarantor role if it has an equal and offsetting claim against a clearing participant. Cboe Clear Europe, with respect to SFT services, utilizes The Bank of New York Mellon Corporation and J.P. Morgan as Tri-Party Collateral Agents for non-cash collateral, central and correspondent banks for the exchange of cash collateral, while Pirum serves as the transmitter of transactions and post-trade lifecycle events on behalf of our mutual clients. For the three months ended June 30, 2025, there have been no events of default for which a liability is required to be recognized in accordance with GAAP.
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
Clearing Funds
The clearing fund mutualizes the risk of default among all clearing participants. Depending on their membership, clearing participants contribute to the cash-equity and/or derivatives segment of the clearing fund. Although the entire clearing fund is available to cover potential losses in the event that the margin deposits and the clearing fund deposits of a defaulting clearing participant are inadequate to fulfill that clearing participant’s outstanding financial obligations, the clearing fund first uses the product class segment of the Clearing Fund in which the defaulting participants were active (see “Default and Liquidity Waterfalls” below). In the event of a default, Cboe Clear Europe is generally required to liquidate the defaulting clearing participant’s open positions. To the extent that the positions remain open, Cboe Clear Europe is required to assume the defaulting clearing participant’s obligations related to the open positions. Clearing participants are required to make contributions to the clearing fund that are proportional to their risk exposure in the form of cash or non-cash contributions, which generally consist of highly liquid securities.
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
Cboe Clear Europe Default and Liquidity Waterfalls
The default waterfall is the priority order in which the capital resources are expected to be utilized in the event of a default where the defaulting clearing participant’s collateral would not be sufficient to cover the cost to liquidate its portfolio. If a default occurs and the defaulting clearing participant’s collateral, including margin deposits and clearing fund deposits, are depleted, then additional capital is utilized in the following order:
•Cboe Clear Europe’s dedicated own resources: The Cboe Clear Europe default waterfall first utilizes its dedicated own resources in two forms and totaling 35-50% of Cboe Clear Europe capital requirements; the ‘first skin in the game’, equal to 25% of Cboe Clear Europe capital requirements before the use of clearing fund contributions described below and the ‘second skin in the game’, an amount between 10-25% of capital requirements as discussed in Note 16 (“Regulatory Capital”).
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
Cboe Clear U.S.
Cboe Clear U.S. (formerly, “Cboe Clear Digital”) is a derivatives clearinghouse and central counterparty that provides clearing and settlement of digital asset derivatives trades, such as cash settled Bitcoin and Ether futures contracts that are available for trading on CFE (and were formerly available for trading on Cboe Digital Exchange). Cboe Clear U.S. is registered as a Derivatives Clearing Organization (“DCO”) regulated by the U.S. Commodity Futures Trading Commission (“CFTC”). As of March 10, 2025, Cboe Clear U.S. surrendered all of its previously held state licenses for operating the Cboe Digital spot market, which is now closed. Cboe Clear U.S.’s registration with the U.S. Treasury Financial Crimes Enforcement Network (“FinCEN”) as a money services business (“MSB”) expired on July 12, 2025.
Cboe Clear U.S. performs a guarantee function whereby Cboe Clear U.S. helps to ensure that the obligations of the transactions it clears are fulfilled. Cboe Clear U.S. attempts to mitigate this risk by performing internal compliance and due diligence procedures as well as implementing internal risk controls. Cboe Clear U.S.'s due diligence procedures include, among other things; review of the corporate information, financial position of clearing members, and risk management reviews, including monitoring of Cboe Clear U.S.'s risk exposure thresholds. A clearing member is required to deposit collateral, which is in the form of cash, for futures products to cover some or all of the credit risk of its failure to fulfill its obligations. As of June 30, 2025, Cboe Clear U.S. held $25.0 million as a clearinghouse contribution to default financial resources, to be utilized in the event a Futures Commission Merchants (“FCM”) clearing member is declared in default. The clearinghouse corporate contribution is considered restricted cash and is included in other current assets on the condensed consolidated balance sheet. As of June 30, 2025, Cboe Clear U.S. does not expect a material loss concerning credit risk on any member participant.
Cboe Clear U.S. Clearing Participant Deposits
Customer Bank Deposits
Cboe Clear U.S. holds cash on behalf of its customers for the purposes of supporting clearing transactions. Customer cash may be invested in approved investments in accordance with its investment policy. Related interest income and expense is recorded in other revenue and other cost of revenue, respectively, on the condensed consolidated statements of income. The Company includes customer cash related to the clearing activity in margin deposits, clearing funds, and interoperability funds, with a corresponding liability, on the condensed consolidated balance sheets.

Margin Deposits, Clearing Funds, and Interoperability Funds
The details of margin deposits, clearing funds, and interoperability funds as of June 30, 2025 and December 31, 2024, are as follows (in millions):

	June 30, 2025
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe central bank account	$352.3	$14.4	$115.9	$482.6
Cboe Clear Europe reverse repurchase and other (1)	452.7	234.1	499.1	1,185.9
Cboe Clear U.S. customer bank deposits	1.9	—	—	1.9
Total cash margin deposits, clearing funds, and interoperability funds	$806.9	$248.5	$615.0	$1,670.4

	June 30, 2025
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe non-cash contributions (2)	$854.3	$94.5	$390.4	$1,339.2

	December 31, 2024
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe central bank account	$378.4	$173.7	$289.3	$841.4
Cboe Clear Europe reverse repurchase and other	—	—	—	—
Cboe Clear U.S. customer bank deposits	4.1	—	—	4.1
Total cash margin deposits, clearing funds, and interoperability funds	$382.5	$173.7	$289.3	$845.5

	December 31, 2024
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe non-cash contributions (2)	$691.4	$80.1	$225.9	$997.4
___________________________
(1)These amounts consist of reverse repurchase transactions with overnight maturities. Reverse repurchase transactions are valued daily and are subject to collateral provisions based on which the counterparty must provide additional collateral if the underlying securities decrease in value, in an amount sufficient to maintain collateralization of at least 102%. Collateral received from the respective counterparties consists of sovereign bonds, consistent with Cboe Clear Europe's investment policy.
(2)These amounts are not reflected in the condensed consolidated balance sheets, as Cboe Clear Europe does not have the ability to sell or repledge the amounts absent a clearing participant default.
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
The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$176.6	$176.6	$—	$—
Marketable securities (1):
Mutual funds	24.2	24.2	—	—
Money market funds	6.8	6.8	—	—
Note receivable - building sale (2)	6.4	—	—	6.4
Total assets	$214.0	$207.6	$—	$6.4

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$70.0	$70.0	$—	$—
Marketable securities (1):
Mutual funds	23.8	23.8	—	—
Money market funds	16.5	16.5	—	—
Note receivable - building sale (2)	6.2	—	—	6.2
Total assets	$116.5	$110.3	$—	$6.2
___________________________
(1)These amounts are reflected within financial investments in the condensed consolidated balance sheets.
(2)This amount is reflected within other assets, net in the condensed consolidated balance sheets.
The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:
Financial Investments
Financial investments consist of highly liquid U.S. Treasury securities and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter-dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of financial investments for the period ended June 30, 2025. See Note 15 (“Employee Benefit Plans”) for more information.
Note Receivable – Building Sale
The sale of the Company's former headquarters, including associated land, building, and certain furniture and equipment of the former headquarters location (the “Property”), was completed on June 28, 2024. In connection with the sale, the Company provided seller financing to the purchaser of the Property (the “Purchaser”) in the form of a secured promissory note for a portion of the purchase price of the Property. The total purchase price of the Property was $12.0 million and was comprised of $5.0 million cash and $7.0 million of seller financing. The $7.0 million in seller financing is in the form of a secured promissory note receivable to be repaid with an interest rate of 4.0% per annum, payable quarterly in arrears. The total loan principal shall be repaid to the Company upon the earlier of the following: (a) the second anniversary of the closing date of the sale of the Property or (b) the closing of a sale of the Property by the Purchaser to a third party who is not related to the Purchaser. The Company accrues interest income monthly based on the agreed upon principal amount and interest rate.

The Company has elected the fair value option available under ASC 825 for this note and subsequent changes in fair value are reported in other (expense) income, net on the condensed consolidated statements of income. The fair value is calculated using the initial projected amortization schedule, credit risk assumptions, and implied interest rates for similar instruments. These inputs are considered Level 3 in the fair value hierarchy. The note is within other assets, net on the condensed consolidated balance sheet as of June 30, 2025. The fair value option was not elected for other notes receivable described in Note 7 (“Other Assets, Net”) due to uncertain payment terms and credit and legal risks as described in Note 6 (“Credit Losses”). The note receivable related to the building sale was not 90 days or more past due or in non-accrual status as of June 30, 2025.
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
Fair Value of Assets and Liabilities
The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$176.6	$176.6	$—	$—
Deferred compensation plan assets (1)	31.0	31.0	—	—
Note receivable - building sale (2)	6.4	—	—	6.4
Total assets	$214.0	$207.6	$—	$6.4
Liabilities:
Deferred compensation plan liabilities (3)	$31.0	$31.0	$—	$—
Debt (4)	1,345.1	—	1,345.1	—
Total liabilities	$1,376.1	$31.0	$1,345.1	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$70.0	$70.0	$—	$—
Deferred compensation plan assets (1)	40.3	40.3	—	—
Note receivable - building sale (2)	6.2	—	—	6.2
Total assets	$116.5	$110.3	$—	$6.2
Liabilities:
Deferred compensation plan liabilities (3)	$40.3	$40.3	$—	$—
Debt (4)	1,317.0	—	1,317.0	—
Total liabilities	$1,357.3	$40.3	$1,317.0	$—
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
At June 30, 2025 and December 31, 2024, the fair values of the Company’s debt obligations were as follows (in millions):

	June 30, 2025	December 31, 2024
3.650% Senior Notes	$644.3	$638.4
1.625% Senior Notes	431.3	416.2
3.000% Senior Notes	269.5	262.4
Information on Level 3 Financial Assets and Liabilities
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities during the three and six months ended June 30, 2025 (in millions):

	Level 3 Financial Assets and Liabilities for the Three Months Ended June 30, 2025
	Balance at Beginning of Period	Gains during Period	Adjustments	Additions	Settlements	Foreign Currency Translation	Balance at End of Period
Assets:
Note receivable - building sale	$6.3	$0.1	$—	$—	$—	$—	$6.4
Total assets	$6.3	$0.1	$—	$—	$—	$—	$6.4

	Level 3 Financial Assets and Liabilities for the Six Months Ended June 30, 2025
	Balance at Beginning of Period	Gains during Period	Adjustments	Additions	Settlements	Foreign Currency Translation	Balance at End of Period
Assets:
Note receivable - building sale	$6.2	$0.2	$—	$—	$—	$—	$6.4
Total assets	$6.2	$0.2	$—	$—	$—	$—	$6.4
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
Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services. As of January 1, 2025, the Futures segment prospectively includes all Digital operating activity, which includes Cboe Digital Exchange, a regulated futures exchange, and Cboe Clear U.S., a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. The Company completed the migration of the Cboe Digital Exchange futures offerings to CFE on June 9, 2025. Cboe Digital Exchange no longer lists or trades any products.
Comparative-period results have been presented for historical purposes but have not been recast as the historic results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the three and six months ended June 30, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment. See Note 1 (“Organization and Basis of Presentation”) for more information.
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

Summarized financial data of reportable segments were as follows (in millions):

	Three Months Ended June 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (e)	Corporate Items and Eliminations	Total
Revenues	$575.8	$441.8	$99.0	$32.5	$24.4	$—	$—	$1,173.5
Cost of revenues	211.0	343.4	28.6	2.4	0.8	—	—	586.2
Revenues less cost of revenues	364.8	98.4	70.4	30.1	23.6	—	—	587.3
Depreciation and amortization	7.0	11.5	8.1	0.5	2.7	—	0.1	29.9
Other segment operating expenses (a)	97.9	39.6	57.5	12.5	8.4	—	2.4	218.3
Operating income (loss)	$259.9	$47.3	$4.8	$17.1	$12.5	$—	$(2.5)	$339.1

Non-operating (expenses) income:
Interest expense (b)	$—	$—	$(2.0)	$—	$—	$—	$(10.9)	$(12.9)
Interest income (b)	0.2	0.9	1.0	0.6	0.1	—	8.5	11.3
Earnings (loss) on investments, net (b)	—	0.3	—	—	—	—	(1.4)	(1.1)
Other (expense) income, net (b)	(1.4)	(0.6)	(0.1)	—	—	—	0.3	(1.8)
Income (loss) before income tax provision	258.7	47.9	3.7	17.7	12.6	—	(6.0)	334.6
Income tax provision (c)	—	0.8	1.0	—	—	—	97.7	99.5
Net income (loss) (d)	$258.7	$47.1	$2.7	$17.7	$12.6	$—	$(103.7)	$235.1

	Three Months Ended June 30,
	2024
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (e)	Corporate Items and Eliminations	Total
Revenues	$482.3	$353.3	$81.6	$35.9	$20.5	$0.4	$—	$974.0
Cost of revenues	175.6	255.0	27.3	1.1	0.7	0.5	—	460.2
Revenues less cost of revenues	306.7	98.3	54.3	34.8	19.8	(0.1)	—	513.8
Depreciation and amortization	6.4	14.3	6.6	0.6	3.2	0.7	—	31.8
Other segment operating expenses (a)	84.7	38.7	38.5	7.9	7.4	89.5	5.2	271.9
Operating income (loss)	$215.6	$45.3	$9.2	$26.3	$9.2	$(90.3)	$(5.2)	$210.1

Non-operating (expenses) income:
Interest expense (b)	$—	$—	$(1.9)	$—	$—	$—	$(10.9)	$(12.8)
Interest income (b)	—	0.5	1.0	—	—	1.1	2.0	4.6
Earnings on investments, net (b)	—	—	—	—	—	—	14.2	14.2
Other income (expense), net (b)	1.0	0.1	(0.2)	—	—	1.0	(15.0)	(13.1)
Income (loss) before income tax provision (benefit)	216.6	45.9	8.1	26.3	9.2	(88.2)	(14.9)	203.0
Income tax provision (benefit) (c)	—	0.9	(1.9)	—	—	—	63.6	62.6
Net income (loss) (d)	$216.6	$45.0	$10.0	$26.3	$9.2	$(88.2)	$(78.5)	$140.4

Summarized financial data of reportable segments were as follows (in millions) (continued from previous page):

	Six Months Ended June 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (e)	Corporate Items and Eliminations	Total
Revenues	$1,160.4	$901.9	$192.1	$67.8	$46.3	$—	$—	$2,368.5
Cost of revenues	443.2	708.9	57.6	4.9	1.4	—	—	1,216.0
Revenues less cost of revenues	717.2	193.0	134.5	62.9	44.9	—	—	1,152.5
Depreciation and amortization	13.9	23.5	16.0	1.1	5.6	—	0.1	60.2
Other segment operating expenses (a)	185.5	77.8	91.7	24.1	16.5	—	3.7	399.3
Operating income (loss)	$517.8	$91.7	$26.8	$37.7	$22.8	$—	$(3.8)	$693.0

Non-operating (expenses) income:
Interest expense (b)	$—	$—	$(3.8)	$—	$—	$—	$(21.9)	$(25.7)
Interest income (b)	0.4	1.6	2.1	1.2	0.1	—	14.3	19.7
Earnings (loss) on investments, net (b)	—	0.6	—	—	—	—	(5.0)	(4.4)
Other (expense) income, net (b)	(1.4)	(1.2)	(0.3)	—	0.2	—	4.9	2.2
Income (loss) before income tax provision (benefit)	516.8	92.7	24.8	38.9	23.1	—	(11.5)	684.8
Income tax provision (benefit) (c)	0.1	1.7	1.0	—	(0.1)	—	196.4	199.1
Net income (loss) (d)	$516.7	$91.0	$23.8	$38.9	$23.2	$—	$(207.9)	$485.7

	Six Months Ended June 30,
	2024
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (e)	Corporate Items and Eliminations	Total
Revenues	$959.7	$702.9	$162.3	$67.3	$39.3	$(0.3)	$—	$1,931.2
Cost of revenues	345.6	512.0	53.9	2.0	1.1	0.7	—	915.3
Revenues less cost of revenues	614.1	190.9	108.4	65.3	38.2	(1.0)	—	1,015.9
Depreciation and amortization	13.5	30.1	14.5	1.2	7.3	2.5	—	69.1
Other segment operating expenses (a)	168.2	77.5	74.5	15.7	15.1	97.0	6.3	454.3
Operating income (loss)	$432.4	$83.3	$19.4	$48.4	$15.8	$(100.5)	$(6.3)	$492.5

Non-operating income (expenses):
Interest expense (b)	$0.1	$—	$(4.0)	$—	$—	$—	$(21.9)	$(25.8)
Interest income (b)	—	0.8	1.9	—	—	2.2	3.8	8.7
Earnings on investments, net (b)	—	—	—	—	—	—	28.2	28.2
Other income (expense), net (b)	0.8	0.1	(0.4)	—	(0.1)	1.5	(10.4)	(8.5)
Income (loss) before income tax provision (benefit)	433.3	84.2	16.9	48.4	15.7	(96.8)	(6.6)	495.1
Income tax provision (benefit) (c)	—	1.7	(1.6)	—	—	—	145.1	145.2
Net income (loss) (d)	$433.3	$82.5	$18.5	$48.4	$15.7	$(96.8)	$(151.7)	$349.9
__________________________________________________________
(a) Other segment operating expenses includes compensation and benefits, technology support services, professional fees and outside services, travel and promotional expenses, facilities costs, acquisition-related costs, impairment of intangible assets, and other expenses. The disaggregation of expenses is not regularly provided to the CODM at the segment-level.
(b) Non-operating (expenses) income at the segment-level is not regularly provided to the CODM, however non-operating (expenses) income is a component of a measure that is regularly provided to the CODM, and therefore have been disclosed separately.
(c) Income tax provision (benefit) at the segment-level is not regularly provided to the CODM, however income tax provision (benefit) is a component of a measure that is regularly provided to the CODM, and therefore has been disclosed separately.
(d) Net income (loss) at the segment-level is not regularly provided to the CODM, however net income (loss) is a component of a measure that is regularly provided to the CODM, and therefore has been disclosed separately.
(e) The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from the three and six month periods ended June 30, 2024 have been retained in the former Digital segment for comparative purposes. See Note 1 (“Organization and Basis of Presentation”) for additional information.

Geographical Information
The following summarizes revenues less cost of revenues based on primary jurisdiction (in millions):

	United States	Non-U.S.	Total
Revenues less cost of revenues:
Three months ended June 30, 2025	$508.1	$79.2	$587.3
Three months ended June 30, 2024	450.2	63.6	513.8

	United States	Non-U.S.	Total
Revenues less cost of revenues:
Six months ended June 30, 2025	$1,000.2	$152.3	$1,152.5
Six months ended June 30, 2024	889.7	126.2	1,015.9
15.    EMPLOYEE BENEFIT PLANS
Eligible U.S. employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Executive Retirement Plan and the Deferred Compensation Plan, which are defined contribution plans that are non-qualified under the Internal Revenue Code. Directors may contribute a percentage of their cash and equity compensation to cash and equity deferred compensation plans that are maintained by the Company and defer income taxes thereon. The non-qualified plans' assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $31.0 million and $40.3 million at June 30, 2025, and December 31, 2024, respectively. Although the value of the plans are recorded in financial investments on the condensed consolidated balance sheets, there is an equal and offsetting liability in other non-current liabilities. The investment results of the non-qualified plans have no impact on net income as the investment results are recorded in equal amounts to both compensation and benefits expense and other (expense) income, net in the condensed consolidated statements of income. The Company matches a portion of employee contributions made to the SMART Plan and Supplemental Executive Retirement Plan. The Company contributed $4.7 million and $4.2 million to these plans for the three months ended June 30, 2025, and 2024, respectively, and $8.5 million and $7.9 million for the six months ended June 30, 2025, and 2024 respectively.
Eligible employees outside of the U.S., which includes employees of Cboe Europe, Cboe NL, Cboe Clear Europe, BIDS, Cboe Asia Pacific, and Cboe Canada are eligible to participate in various employee-selected stakeholder contribution plans or plans covered by local jurisdictions or by applicable laws. The Company’s contribution amounted to $1.1 million for each of the three months ended June 30, 2025 and 2024, respectively, and $2.9 million and $2.5 million for the six months ended June 30, 2025, and 2024 respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.
16.    REGULATORY CAPITAL
As broker-dealers registered with the SEC, Cboe Trading, BIDS Trading, and Cboe Fixed Income are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading, BIDS Trading, and Cboe Fixed Income compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of June 30, 2025, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. Cboe Fixed Income was required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $5.0 thousand.
As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at June 30, 2025, or the summation of the credit risk, market risk and fixed overheads requirements, as defined.
Cboe NL has approval from the Dutch Ministry of Finance to operate an RM, an MTF, and an approved publication arrangement in the Netherlands. As an RM, Cboe NL is subject to minimum capital requirements, as established by the Dutch Ministry of Finance in the license dated March 8, 2019.

Cboe Clear Europe was granted authorization under European Market Infrastructure Regulation (“EMIR”) by the National Competent Authority, De Nederlandsche Bank (“DNB”). Cboe Clear Europe is required by the EMIR to maintain a minimum amount of capital to reflect an estimate of the capital required to wind down or restructure the activities of the clearinghouse, cover operational, legal, and business risks and to reserve capital to meet credit, counterparty, and market risks not covered by the clearing participants’ collateral and clearing funds.
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
The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of June 30, 2025 (in millions):

Subsidiary	Regulatory Authority	Actual	Minimum Requirement
Cboe Trading	FINRA/SEC	$13.4	$1.0
BIDS Trading	FINRA/SEC	6.2	0.2
Cboe Fixed Income	FINRA/SEC	3.6	0.1
Cboe Europe	FCA	100.3	37.3
Cboe Chi-X Europe	FCA	0.3	0.1
Cboe NL	Dutch Authority for Financial Markets	17.8	9.9
Cboe Clear Europe	DNB	125.7	77.9
CFE	CFTC	58.6	42.3
Cboe SEF	CFTC	4.4	2.5
Cboe Digital Exchange	CFTC	27.0	0.2
Cboe Clear U.S.	CFTC	38.6	12.0
Cboe Australia	ASIC	14.9	5.2
Cboe Japan	JFSA	11.2	4.6

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
Stock-based compensation expense relating to employee awards is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income. The Company recognized stock-based compensation expense related to employee awards of $12.0 million and $9.8 million for the three months ended June 30, 2025 and 2024, respectively, and $24.0 million and $21.3 million for the six months ended June 30, 2025, and 2024, respectively. Stock-based compensation expense relating to non-employee director awards is included in professional fees and outside services in the condensed consolidated statements of income. The Company recognized stock-based compensation expense related to non-employee director awards of $0.5 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 2025, and 2024, respectively.
On May 28, 2025 the Company announced that Dave Howson, Executive Vice President and Global President, resigned from the Company, with his employment terminating at the end of the day on August 1, 2025. In connection with his resignation, Mr. Howson will be allowed to (i) retain a pro rata portion of certain of his outstanding time-based restricted stock units that would vest in February 2026 based on the number of days worked through and including August 1, 2025 and will forfeit the remainder and other outstanding time-based restricted stock units and (ii) retain a pro rata portion of the outstanding performance-based restricted stock units that would vest in February 2026 based on the number of days worked through and including August 1, 2025, which will be paid out based on target performance through the end of the applicable performance period for each award, and will forfeit the remainder and other outstanding performance-based restricted stock units.
The activity in the Company’s restricted stock, consisting of restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the six months ended June 30, 2025 were as follows:
RSUs
The following table summarizes RSU activity during the six months ended June 30, 2025:

	Number of Shares	Weighted average grant date fair value
Nonvested stock at December 31, 2024	522,735	$153.20
Granted	271,432	211.63
Vested	(218,611)	141.82
Forfeited	(33,939)	187.40
Nonvested stock at June 30, 2025	541,617	$184.93
RSUs entitle the holder to one share of common stock upon vesting, with the exception of certain jurisdictions where the RSUs are settled in cash, typically vest over a three-year period, and vesting accelerates upon death, disability, or the occurrence of a qualified termination following a change in control. Vesting will also accelerate upon a qualified retirement where applicable and permitted. Where applicable and permitted, qualified retirement eligibility occurs once achieving 55 years of age and 10 years of service. Starting in 2024, the award agreements provide that in the event of a participant’s retirement, all unvested outstanding RSUs and a pro rata portion of unvested outstanding PSUs will continue to vest and be distributed in accordance with the award’s original vesting and settlement schedule, even after the applicable retirement date. Retirement eligibility will require, in addition to attaining 55 years of age and 10 years of continuous service, as applicable, submission of 6 months of advance written notice of a retirement, as applicable, and submission, approval, and satisfactory completion of a transition plan. Unvested RSUs will be forfeited if the officer, or employee leaves the Company prior to the applicable vesting date, except in limited circumstances.
RSUs granted to non-employee members of the Board of Directors have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the RSUs will be forfeited if the director leaves the Board of Directors prior to the applicable vesting date.
The RSUs have no voting rights but entitle the holder to receive dividend equivalents.

During the six months ended June 30, 2025, to satisfy employees’ tax obligations upon the vesting of restricted stock units, the Company purchased 80,987 shares of common stock totaling $17.1 million as the result of the vesting of 211,282 shares of restricted stock.
PSUs
The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the six months ended June 30, 2025:

	Number of Shares	Weighted average grant date fair value
Nonvested stock at December 31, 2024	111,104	$168.45
Granted	89,663	229.74
Vested	(76,433)	143.29
Forfeited	—	—
Nonvested stock at June 30, 2025	124,334	$228.12
PSUs include awards related to earnings per share during the performance period as well as awards related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return PSUs which incorporated the following assumptions for awards granted in February 2025: risk-free interest rate (4.25%), 2.86-year volatility (21.11%) and 2.86-year correlation with S&P 500 Index (0.19). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of the Company’s common stock. The vesting period for the PSUs contingent on the achievement of performance conditions is three years. For each of the performance awards, the PSUs will be settled in shares of the Company’s common stock following vesting of the PSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration upon death, disability, or the occurrence of a qualified termination following a change in control. Participants have no voting rights with respect to the PSUs until the issuance of the shares of common stock. Dividends are accrued by the Company and will be paid once the PSUs, contingent on the achievement of performance conditions, vest.
During the six months ended June 30, 2025, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 30,871 shares of common stock totaling $6.5 million as a result of the vesting of 76,433 shares of performance stock.
As of June 30, 2025, there were $93.9 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 2.2 years.
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
The Company records compensation expense over the offering period related to the discount that is given to employees, which totaled $0.7 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $1.1 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, 465,522 shares were reserved for future issuance under the ESPP.

18.    EQUITY
Common Stock
The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of June 30, 2025, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 105,014,000 and 104,589,930 shares were issued and outstanding, respectively. As of December 31, 2024, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 104,693,373 and 104,686,478 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.
Common Stock in Treasury, at Cost
The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are retired or they are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. When treasury shares are retired, they are removed from the common stock in treasury balance. The Company held 424,070 and 6,895 shares of common stock in treasury as of June 30, 2025 and December 31, 2024, respectively.
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
The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the period presented as follows:

	Three Months Ended June 30,
	2025	2024
Number of shares of common stock repurchased	160,564	514,239
Average price paid per share	$219.77	$175.76
Total purchase price (in millions)	$35.3	$90.4
Since inception of the program through June 30, 2025, the Company has repurchased 21,063,700 shares of common stock at an average cost per share, excluding commissions and excise taxes, of $80.02, for a total value of $1.7 billion.
As of June 30, 2025 and 2024, the Company had $614.5 million and $204.4 million of availability remaining under its existing share repurchase authorizations, respectively.
Purchase of Common Stock from Employees
The Company purchased 2,990 and 9,073 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $224.26 and $182.61 during the three months ended June 30, 2025 and 2024, respectively. These shares consisted of shares retained to cover payroll withholding taxes or costs in connection with the vesting of restricted stock units and performance share awards.
Preferred Stock
The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of June 30, 2025, and December 31, 2024, the Company had no shares of preferred stock issued or outstanding.

Dividends
During the three months ended June 30, 2025, the Company declared and paid cash dividends per share of $0.63 for an aggregate payout of $66.4 million. During the three months ended June 30, 2024, the Company declared and paid cash dividends per share of $0.55 for an aggregate payout of $58.2 million.
Each share of common stock, including RSUs and PSUs, is entitled to receive dividends and dividend equivalents, respectively, if, as and when declared by the Board of Directors of the Company. The Company’s expectation is to continue to pay dividends. The decision to pay a dividend, however, remains within the discretion of the Company’s Board of Directors and may be affected by various factors, including earnings, financial condition, capital requirements, level of indebtedness and other considerations the Board of Directors deems relevant. Future debt obligations and statutory provisions, among other things, may limit, or in some cases, prohibit, the Company’s ability to pay dividends.
As a holding company, the Company’s ability to declare and continue to pay dividends in the future with respect to its common stock will also be dependent upon the ability of its subsidiaries to pay dividends to it under applicable corporate law.
19.    INCOME TAXES
The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. The effective tax rate from continuing operations was 29.7% and 30.8% for the three months ended June 30, 2025 and 2024, respectively, and 29.1% and 29.3% for the six months ended June 30, 2025 and 2024, respectively.
The lower effective tax rate for each of the three and six months ended June 30, 2025 compared to the same periods in 2024 is primarily due to the impairment of the Globacap minority investment that occurred in 2024.
The Company is currently undergoing audit examinations by various taxing jurisdictions in the ordinary course. It is reasonably possible that these audits will be concluded with agreed upon adjustments which would result in additional tax payments for prior periods within the next twelve months. The Company believes that sufficient reserves have been established to cover any adjustments arising from tax examinations. However, the outcomes of these examinations remain uncertain. The Company has classified a portion of these amounts as accounts payable and accrued liabilities on its condensed consolidated balance sheet as of June 30, 2025. This classification and the associated amount may change over the next twelve months, depending on when the Company finalizes agreements.
On April 4, 2025, President Trump signed into law “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA extends many of the Tax Cuts & Jobs Act provisions beyond 2025. The corporate provisions impacting the Company include repealing the phase out of bonus deprecation and reverting to 100% expensing of fixed asset additions, making the 33.34% deduction against foreign-derived eligible income permanent and repealing the requirement to capitalize and amortize U.S. research and development costs. The legislation has several effective dates, with some provisions taking effect in 2025 and others being implemented by 2027. The Company is currently assessing the impact of the OBBBA on our condensed consolidated financial statements. The Company anticipates that these changes will result in current year cash tax savings while having no significant impact to the effective tax rate for 2025.
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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per share numerator:
Net income	$235.1	$140.4	$485.7	$349.9
Net income allocated to participating securities	(1.2)	(0.7)	(2.4)	(1.9)
Net income allocated to common stockholders	$233.9	$139.7	$483.3	$348.0
Basic earnings per share denominator:
Weighted average shares outstanding	104.7	105.1	104.7	105.4
Basic earnings per share	$2.23	$1.33	$4.62	$3.30

Diluted earnings per share numerator:
Net income	$235.1	$140.4	$485.7	$349.9
Net income allocated to participating securities	(1.2)	(0.7)	(2.4)	(1.9)
Net income allocated to common stockholders	$233.9	$139.7	$483.3	$348.0
Diluted earnings per share denominator:
Weighted average shares outstanding	104.7	105.1	104.7	105.4
Dilutive common shares issued under stock program	0.3	0.3	0.3	0.4
Total dilutive weighted average shares	105.0	105.4	105.0	105.8
Diluted earnings per share	$2.23	$1.33	$4.60	$3.29
For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share.
21.    COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Legal Proceedings
As of June 30, 2025, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.
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
As of June 30, 2025, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.
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
On October 17, 2023, the American Securities Association (“ASA”) and Citadel Securities, LLC (“Citadel”) filed a Petition for Review of the CAT Funding Model Order in the U.S. Court of Appeals for the 11th Circuit (“11th Circuit”). On November 16, 2023, the Cboe U.S. national securities exchanges, the NYSE U.S. national securities exchanges, the Nasdaq U.S. national securities exchanges and CATLLC (“Intervenors”) filed motions to intervene on behalf of the SEC. On January 17, 2024, the 11th Circuit granted each of the motions to intervene on behalf of the SEC and established a briefing schedule and merits briefing concluded in the second quarter of 2024.
On September 13, 2024, Citadel filed a motion to stay the CAT Funding Model Order and to enjoin the collection of certain CAT fees during the pendency of this litigation, which the 11th Circuit denied on November 27, 2024. Oral argument on the merits was held on February 3, 2025. On July 25, 2025, the 11th Circuit issued an opinion and held that the CAT Funding Model Order is arbitrary and capricious and in violation of the Administrative Procedures Act. The 11th Circuit vacated the CAT Funding Model Order, stayed its decision for sixty days after issuance of the mandate, and remanded the matter to the SEC for further proceedings consistent with the 11th Circuit's opinion. This challenge or any other challenge to the CAT Funding Model Order and/or Plan Participant(s) fee filings on behalf of CATLLC may significantly delay or impact efforts by CATLLC to continue collecting the CAT fees. As a result, the Plan Participants may continue to incur additional significant costs related to the historical, current, and future funding of the implementation and operation of the CAT, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT. The Company plans to continue to explore applicable avenues to recoup historical and potential future CAT costs and believes the challenge is without merit and intends, to the extent possible, to vigorously litigate the matter.
CAT Putative Class Action
A putative class action was filed on April 16, 2024 captioned Erik A. Davidson, John Restivo and National Center for Public Policy Research vs. Gary Gensler, SEC and CATLLC. Cboe and the Plan Participants are not parties to this litigation. The complaint alleges, among other things, that the SEC engaged in unlawful agency action and violated multiple provisions of the U.S. Constitution when it promulgated Rule 613 in 2012 mandating the creation and funding of the CAT. Plaintiffs’ motion for a preliminary injunction and stay was denied. On July 7, 2025, U.S. District Court for the Western District of Texas granted the SEC's opposed motion to hold the case in abeyance and stay all deadlines until January 15, 2026. This challenge or any other challenge to the constitutionality of the CAT may delay CATLLC’s assessment of CAT fees to recover a portion of CAT costs. As a result, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT.
Citadel Petition for Review of SEC Temporary Conditional Exemptive Order
On July 17, 2024, Citadel filed a Petition for Review (“PFR”) of the SEC’s May 20, 2024 Order Granting A Temporary Conditional Exemption Pursuant to Section 36(a)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 608(e) of Regulation NMS Under the Exchange Act, Relating to the Reporting of Responses to Requests for Quotes and Other Solicitation Responses Provided in a Standard Electronic Format, as Required by Section 6.4(d) of the NMS Plan Governing the CAT (“CAT RFQ Exemptive Order”) in the 11th Circuit. The PFR does not identify any requested relief. On August 1, 2024, the 11th Circuit granted Citadel's July 19, 2024 unopposed motion to stay the PFR until a decision is issued in the CAT Funding Model Order Litigation (described above), which is also before the 11th Circuit. On September 11, 2024, the 11th Circuit granted motions filed by the Cboe U.S. national securities exchanges, the Nasdaq U.S. national securities exchanges, and CATLLC to intervene on behalf of the SEC. On July 25, 2025, the 11th Circuit issued an opinion in the CAT Funding Model Order Litigation and the timing of when the stay in this litigation may be lifted is not knowable at this time. This challenge or any other challenge to SEC Orders concerning the CAT may delay the CATLLC’s implementation of CAT fees to recover a portion of CAT costs. As a result, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT.
Other
As self-regulatory organizations under the jurisdiction of the SEC, Cboe Options, C2, BZX, BYX, EDGX, and EDGA are subject to routine reviews and inspections by the SEC. As designated contract markets under the jurisdiction of the CFTC, CFE and Cboe Digital Exchange are subject to routine rule enforcement reviews and examinations by the CFTC. As a derivatives clearing organization under the jurisdiction of the CFTC, Cboe Clear U.S. is also subject to routine audits and examinations by the CFTC. Cboe SEF, LLC is a swap execution facility registered with the CFTC and subject to routine rule enforcement reviews and examinations by the CFTC. Cboe Trading, BIDS Trading and Cboe Fixed Income are subject to reviews and inspections by FINRA. The Company has from time to time received inquiries and investigative requests from the SEC’s Division of Examinations, the CFTC’s Division of Market Oversight, the CFTC's Divisions of Clearing and Risk, as well as the SEC Division of Enforcement and CFTC Division of Enforcement seeking information about the Company’s compliance with its obligations as a self-regulatory organization under the federal securities laws and Commodity Exchange Act as well as members’ compliance with the federal securities laws and Commodity Exchange Act.
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
Contractual Obligations
The Company has contractual obligations related to licensing agreements with various licensors, some of which included fixed fees and/or variable fees calculated using agreed upon contracted rates and reported cleared volumes. Certain licensing agreements contain annual minimum fee requirements that total between $18.1 million and $18.3 million each year for the next five years. On January 29, 2024, the Company entered into an addendum to the corporate agreement with a cloud services provider, which contains annual minimum fee requirements that total between $5.3 million and $6.9 million each year for the next five years.
See Note 12 (“Clearing Operations”) for information on the clearinghouse exposure guarantees for Cboe Clear Europe and Cboe Clear U.S. See Note 22 (“Leases”) for information on lease obligations.
22.    LEASES
The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of June 30, 2025. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the three months ended June 30, 2025, $0.5 million of right of use assets and $0.5 million of lease liabilities were added related to new leases and existing lease extensions.
The following table presents the supplemental balance sheet information related to leases as of June 30, 2025 and December 31, 2024, respectively (in millions):

	June 30, 2025	December 31, 2024
Operating lease right of use assets	$122.2	$124.5
Total leased assets	$122.2	$124.5

Current operating lease liabilities (1)	$25.0	$19.9
Non-current operating lease liabilities	133.8	138.4
Total leased liabilities	$158.8	$158.3
___________________________
(1) These amounts are reflected within accounts payable and accrued liabilities in the condensed consolidated balance sheets.

The following table presents operating lease costs and other information as of and for the three and six months ended June 30, 2025 and 2024, respectively (in millions, except as stated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs (1)	$9.9	$9.4	$19.8	$18.5

Lease term and discount rate information:
Weighted average remaining lease term (years)			7.2	7.7
Weighted average discount rate			3.6%	3.3%

Supplemental disclosure of cash transactions:
Cash paid for amounts included in the measurement of lease liabilities	$5.3	$7.6	$12.6	$14.4
Lease incentive for leasehold improvements	2.3	—	2.3	—
Supplemental disclosure of noncash activities:
Right of use assets obtained in exchange for lease liabilities	$0.5	$0.3	$7.0	$0.3
Reduction in lease liability due to remeasurement	(0.2)	(11.5)	(0.2)	(11.5)
___________________________
(1) Includes short-term lease and variable lease costs, which are immaterial.
The maturities of the lease liabilities are as follows as of June 30, 2025 (in millions):

June 30, 2025
Remainder of 2025	$14.9
2026	31.1
2027	27.7
2028	25.6
2029	14.5
After 2029	67.5
Total lease payments	$181.3
Less: Interest	(22.5)
Present value of lease liabilities	$158.8
23.    SUBSEQUENT EVENTS
On July 23, 2025, the Company announced its decision to wind down Cboe’s Japanese equities business, including the operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform. Cboe expects to suspend operations for these businesses on August 29, 2025 and formally close the businesses subject to consultation with regulators. For the three and six months ended June 30, 2025, Cboe Japan net revenue was $3.3 million and $7.6 million, respectively, and is included in the Europe and Asia Pacific reportable segment (representing 5% and 6% of Europe and Asia Pacific net revenues for the three and six months ended June 30, 2025, respectively). The Company evaluated the goodwill of the Europe and Asia Pacific reporting unit and, based on the results of the assessment, the Company does not anticipate an impairment in the third quarter of 2025 as a result of the announced plans. The Company expects to record an estimated pre-tax charge of $4.6 million, which is expected to be recorded in the third quarter of 2025, primarily related to non-cash impairment of indefinite-lived intangible assets and technology-related software, as a result of the announced plans.
On July 25, 2025, the 11th Circuit issued an opinion and held that the CAT Funding Model Order is arbitrary and capricious and in violation of the Administrative Procedures Act. The 11th Circuit vacated the CAT Funding Model Order, stayed its decision for sixty days after issuance of the mandate, and remanded the matter to the SEC for further proceedings consistent with the 11th Circuit's opinion. As a result, the Plan Participants may continue to incur additional significant costs related to the historical, current, and future funding of the implementation and operation of the CAT, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT. The Company plans to continue to explore applicable avenues to recoup historical and potential future CAT costs and believes the challenge is without merit and intends, to the extent possible, to vigorously litigate the matter. See Note 21 (“Commitments, Contingencies, and Guarantees — Legal Proceedings”) for further information.

On July 30, 2025, Trading Technologies announced an investment transaction that is expected to result in the Company fully exiting its investment in the 7Ridge Fund that currently owns Trading Technologies. The transaction is expected to close in the fourth quarter of 2025 after regulatory clearance. The Company expects the transaction to result in a gain recorded against the June 30, 2025 carrying value of its investment in 7Ridge Fund.
There have been no other subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2025.

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
Cboe’s subsidiaries include the largest options exchange and the third largest equities exchange operator in the U.S. In addition, the Company operates Cboe Europe, one of the largest equities exchanges by value traded in Europe, and owns Cboe Clear Europe, a leading pan-European equities and derivatives clearinghouse, BIDS Holdings, which owns a leading block-trading ATS by volume in the U.S., and provides block-trading services with Cboe market operators in Europe, Canada, and Japan, Cboe Australia, an operator of trading venues in Australia, Cboe Japan, an operator of trading venues in Japan, Cboe Clear U.S., an operator of a regulated clearinghouse, and Cboe Canada, a recognized Canadian securities exchange. Cboe subsidiaries also serve collectively as a leading market globally for exchange-traded products (“ETPs”) listings and trading.
The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Hong Kong, Kansas City, London, Manila, New York, San Francisco, Sarasota Springs, Singapore, Sydney, Tokyo, and Toronto.
Executive Transitions
On May 1, 2025, the Company announced that its Board of Directors appointed longtime global financial markets executive Craig S. Donohue as the Company's new Chief Executive Officer and a member of the Board, effective May 7, 2025. Mr. Donohue succeeds Fredric J. Tomczyk who, as previously announced, will step down as Chief Executive Officer and remain on the Board.
On May 28, 2025, the Company announced that Dave Howson, Executive Vice President and Global President, resigned from the Company, with his employment terminating at the end of the day on August 1, 2025. In connection with Mr. Howson's resignation, the Board appointed Mr. Donohue, Chief Executive Officer of the Company, as President of the Company, effective following August 1, 2025.
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
On April 25, 2024, the Company announced plans to refocus the digital asset business to leverage its core strengths in derivatives, technology, and product innovation. Effective May 31, 2024, the Cboe Digital spot market (“Cboe Digital spot market”) closed for all participant and trading purposes. The Company has brought Cboe Clear U.S. (formerly, Cboe Clear

Digital) under unified leadership with the Global Head of Clearing and continues to facilitate the clearing of cash-settled margin Bitcoin and Ether futures contracts. The Company retained and presented Digital as a reportable segment through December 31, 2024. As of January 1, 2025, the Company prospectively reorganized the Digital operating segment results into the Futures reporting segment as the Company expected to transition its cash-settled margin Bitcoin and Ether futures contracts, formerly available for trading on the Cboe Digital Exchange to CFE, which was completed on June 9, 2025. Cboe Digital Exchange no longer lists or trades any products. Comparative-period results have not been recast as the historic results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the three and six months ended June 30, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment. See Note 1 (“Organization and Basis of Presentation”) and Note 14 (“Segment Reporting”) for more information.
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
Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services. As of January 1, 2025, the Futures segment prospectively includes all Digital operating activity, which includes Cboe Digital Exchange, a regulated futures exchange, and Cboe Clear U.S., a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. The Company completed the migration of the Cboe Digital Exchange futures offerings to CFE on June 9, 2025. Cboe Digital Exchange no longer lists or trades any products.
Comparative-period results have been presented for historical purposes but have not been recast as the historic results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the three and six months ended June 30, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment. See Note 1 (“Organization and Basis of Presentation”) and Note 14 (“Segment Reporting”) for more information.
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
•ongoing costs and uncertainties related to the historical, current, and future funding of the implementation and operation of the CAT, litigation and regulatory developments related to CAT, and the ability to collect on the promissory notes related to the funding of CAT; and
•regulatory changes and obligations relating to market structure, increased capital or margin requirements, and those which affect certain types of instruments, transactions, products, pricing structures, capital market participants, or reporting or compliance requirements.
A number of significant structural, political, monetary issues, and global conflicts continue to confront the global economy, and instability could continue, resulting in an increased or subdued level of inflation, market volatility, potential recession, supply chain constraints and costs, trading volumes, uncertainty, expenses, costs due to potential new tariffs or changes to existing tariffs, may have an adverse effect on our financial results.
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
Components of Cost of Revenues
Liquidity Payments
Liquidity payments are primarily correlated to the trading volume on our markets. As stated above, we record the liquidity rebates paid to market participants providing liquidity, in the case of Cboe Options, C2, BZX, EDGX, Cboe Europe Equities and Derivatives, Cboe Clear U.S., Cboe Digital Exchange, and CFE as cost of revenue. BYX offers an inverted pricing model where we rebate liquidity takers for executing against an order resting on our book, which is also recorded as a cost of revenues. EDGA offers a maker-taker fee model, effective November 1, 2024, under which liquidity providers receive a rebate, while liquidity takers pay a fee, all within a pricing model that does not include volume-based tiers.

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
Other cost of revenues primarily consists of interest expense from clearing operations, electronic access permit fees, and other miscellaneous costs associated with other revenue.
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

The following summarizes changes in financial performance for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. “YTD” represents the six month periods ended June 30, 2025 and 2024, respectively:
(1)These are Non-GAAP figures for which reconciliations are provided below (in millions, except percentages, earnings per share, and as noted below).

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Total revenues	$1,173.5	$974.0	$199.5	20%	$2,368.5	$1,931.2	$437.3	23%
Total cost of revenues	586.2	460.2	126.0	27%	1,216.0	915.3	300.7	33%
Revenues less cost of revenues	587.3	513.8	73.5	14%	1,152.5	1,015.9	136.6	13%
Total operating expenses	248.2	303.7	(55.5)	(18)%	459.5	523.4	(63.9)	(12)%
Operating income	339.1	210.1	129.0	61%	693.0	492.5	200.5	41%
Operating margin	57.7%	40.9%	16.8%	*	60.1%	48.5%	11.6%	*
Income before income tax provision	$334.6	$203.0	$131.6	65%	$684.8	$495.1	$189.7	38%
Income tax provision	99.5	62.6	36.9	59%	199.1	145.2	53.9	37%
Net income	$235.1	$140.4	$94.7	67%	$485.7	$349.9	$135.8	39%
Basic earnings per share	$2.23	$1.33	$0.90	68%	$4.62	$3.30	$1.32	40%
Diluted earnings per share	2.23	1.33	0.90	68%	4.60	3.29	1.31	40%
Adjusted operating income (1)	374.0	315.7	58.3	18%	746.8	624.9	121.9	20%
Adjusted operating margin (2)	63.7%	61.4%	2.3%	*	64.8%	61.5%	3.3%	*
Operating EBITDA (1)	$369.0	$241.9	$127.1	53%	$753.2	$561.6	$191.6	34%
Operating EBITDA margin (3)	62.8%	47.1%	15.7%	*	65.4%	55.3%	10.1%	*
Adjusted operating EBITDA (1)	$386.7	$326.3	$60.4	19%	$771.4	$646.6	$124.8	19%
Adjusted operating EBITDA margin (4)	65.8%	63.5%	2.3%	*	66.9%	63.6%	3.3%	*
EBITDA (1)	$364.9	$242.3	$122.6	51%	$748.6	$579.4	$169.2	29%
EBITDA margin (5)	62.1%	47.2%	14.9%	*	65.0%	57.0%	8.0%	*
Adjusted EBITDA (1)	$382.3	$340.7	$41.6	12%	$766.1	$678.0	$88.1	13%
Adjusted EBITDA margin (6)	65.1%	66.3%	(1.2)%	*	66.5%	66.7%	(0.2)%	*
Adjusted earnings (7)	$257.8	$226.2	$31.6	14%	$520.9	$453.9	$67.0	15%
Diluted weighted average shares outstanding	105.0	105.4	(0.4)	(0)%	105.0	105.8	(0.8)	(1)%
Adjusted diluted earnings per share (8)	$2.46	$2.15	$0.31	14%	$4.96	$4.30	$0.66	15%
___________________________
*Not meaningful

(1)Adjusted operating income is defined as operating income before acquisition-related costs, amortization of acquired intangible assets, Cboe Digital syndication wind down, change in contingent consideration, executive compensation adjustment, costs related to Cboe Digital wind down, and impairment of intangible assets. Operating EBITDA is defined as operating income before depreciation and amortization. EBITDA is defined as income before interest, net, income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA before acquisition-related costs, executive compensation adjustment, change in contingent consideration, costs related to Cboe Digital wind down, earnings on investments adjustments, gain on Cboe Digital non-recourse notes and warrants wind down, Cboe Digital syndication wind down, gain on sale of property held for sale, impairment of intangible assets, and impairment of investment. Adjusted operating EBITDA is calculated by adding back to Operating EBITDA acquisition-related costs, Cboe Digital syndication wind down, change in contingent consideration, executive compensation adjustment, costs related to Cboe Digital wind down, and impairment of intangible assets. Operating EBITDA, EBITDA, adjusted EBITDA, adjusted operating income, and adjusted operating EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented operating EBITDA, EBITDA, adjusted EBITDA, adjusted operating income, and adjusted operating EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors, and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate operating EBITDA, EBITDA, adjusted EBITDA, adjusted operating income, and adjusted operating EBITDA differently than we do. Operating EBITDA, EBITDA, adjusted EBITDA, adjusted operating income, and adjusted operating EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
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
(7)Adjusted earnings is defined as net income adjusted for amortization of acquired intangible assets, acquisition-related costs, executive compensation adjustment, costs related to Cboe Digital wind down, earnings on investments adjustments, gain on revaluation of Cboe Digital non-recourse notes and warrants wind down, Cboe Digital syndication wind down, gain on sale of property held for sale, impairment of intangible assets, impairment of investment, the tax effect of adjustments, certain tax reserve changes, valuation allowances, and net income or loss allocated to participating securities, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income or loss, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors, and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(8)Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding.

The following is a reconciliation of operating income to adjusted operating income (in millions) for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating income	$339.1	$210.1	$693.0	$492.5
Acquisition-related costs	—	0.6	0.2	1.2
Amortization of acquired intangible assets	17.2	21.2	35.6	47.4
Cboe Digital syndication wind down	—	(1.0)	—	(1.0)
Change in contingent consideration	—	3.0	—	3.0
Executive compensation adjustment	0.4	—	0.4	—
Costs related to Cboe Digital wind down	0.2	0.8	0.5	0.8
Impairment of intangible assets	17.1	81.0	17.1	81.0
Adjusted operating income	$374.0	$315.7	$746.8	$624.9
The following is a reconciliation of operating income to operating EBITDA and adjusted operating EBITDA (in millions) for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating income	$339.1	$210.1	$693.0	$492.5
Depreciation and amortization	29.9	31.8	60.2	69.1
Operating EBITDA	369.0	241.9	753.2	561.6
Acquisition-related costs	—	0.6	0.2	1.2
Cboe Digital syndication wind down	—	(1.0)	—	(1.0)
Change in contingent consideration	—	3.0	—	3.0
Executive compensation adjustment	0.4	—	0.4	—
Costs related to Cboe Digital wind down	0.2	0.8	0.5	0.8
Impairment of intangible assets	17.1	81.0	17.1	81.0
Adjusted operating EBITDA	$386.7	$326.3	$771.4	$646.6

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in millions) for the three months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Corporate	Total
Net income (loss) allocated to common stockholders	$257.4	$46.9	$2.7	$17.6	$12.5	$—	$(103.2)	$233.9
Interest (income) expense, net	(0.2)	(0.9)	1.0	(0.6)	(0.1)	—	2.4	1.6
Income tax provision	—	0.8	1.0	—	—	—	97.7	99.5
Depreciation and amortization	7.0	11.5	8.1	0.5	2.7	—	0.1	29.9
EBITDA	264.2	58.3	12.8	17.5	15.1	—	(3.0)	364.9
Acquisition-related costs	—	0.1	—	(0.1)	—	—	—	—
Executive compensation adjustment	—	—	—	—	—	—	0.4	0.4
Costs related to Cboe Digital wind down	—	—	—	0.2	—	—	—	0.2
Earnings on investments adjustments	—	(0.3)	—	—	—	—	—	(0.3)
Impairment of intangible assets	—	—	17.1	—	—	—	—	17.1
Adjusted EBITDA	$264.2	$58.1	$29.9	$17.6	$15.1	$—	$(2.6)	$382.3

	Three Months Ended June 30,
	2024
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Corporate	Total
Net income (loss) allocated to common stockholders	$215.4	$44.8	$9.9	$26.2	$9.2	$(87.7)	$(78.1)	$139.7
Interest (income) expense, net	—	(0.5)	0.9	—	—	(1.1)	8.9	8.2
Income tax provision (benefit)	—	0.9	(1.9)	—	—	—	63.6	62.6
Depreciation and amortization	6.4	14.3	6.6	0.6	3.2	0.7	—	31.8
EBITDA	221.8	59.5	15.5	26.8	12.4	(88.1)	(5.6)	242.3
Acquisition-related costs	—	—	0.1	—	—	0.1	0.4	0.6
Change in contingent consideration	—	—	—	—	—	—	3.0	3.0
Costs related to Cboe Digital wind down	—	—	—	—	—	0.8	—	0.8
Gain on Cboe Digital non-recourse notes and warrants wind down	—	—	—	—	—	(1.0)	—	(1.0)
Cboe Digital syndication wind down	—	—	—	—	—	(1.0)	—	(1.0)
Gain on sale of property held for sale	(1.0)	—	—	—	—	—	—	(1.0)
Impairment of intangible assets	—	—	—	—	—	81.0	—	81.0
Impairment of investment	—	—	—	—	—	—	16.0	16.0
Adjusted EBITDA	$220.8	$59.5	$15.6	$26.8	$12.4	$(8.2)	$13.8	$340.7

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in millions) for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Corporate	Total
Net income (loss) allocated to common stockholders	$514.1	$90.6	$23.7	$38.7	$23.0	$—	$(206.8)	$483.3
Interest (income) expense, net	(0.4)	(1.6)	1.7	(1.2)	(0.1)	—	7.6	6.0
Income tax provision (benefit)	0.1	1.7	1.0	—	(0.1)	—	196.4	199.1
Depreciation and amortization	13.9	23.5	16.0	1.1	5.6	—	0.1	60.2
EBITDA	527.7	114.2	42.4	38.6	28.4	—	(2.7)	748.6
Acquisition-related costs	—	0.2	—	(0.1)	—	—	0.1	0.2
Executive compensation adjustment	—	—	—	—	—	—	0.4	0.4
Costs related to Cboe Digital wind down	—	—	—	0.5	—	—	—	0.5
Earnings on investments adjustments	—	(0.6)	—	—	—	—	(0.1)	(0.7)
Impairment of intangible assets	—	—	17.1	—	—	—	—	17.1
Adjusted EBITDA	$527.7	$113.8	$59.5	$39.0	$28.4	$—	$(2.3)	$766.1

	Six Months Ended June 30,
	2024
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Corporate	Total
Net income (loss) allocated to common stockholders	$430.9	$82.1	$18.4	$48.2	$15.7	$(96.3)	$(151.0)	$348.0
Interest (income) expense, net	(0.1)	(0.8)	2.1	—	—	(2.2)	18.1	17.1
Income tax provision (benefit)	—	1.7	(1.6)	—	—	—	145.1	145.2
Depreciation and amortization	13.5	30.1	14.5	1.2	7.3	2.5	—	69.1
EBITDA	444.3	113.1	33.4	49.4	23.0	(96.0)	12.2	579.4
Acquisition-related costs	—	0.2	0.3	—	—	0.2	0.5	1.2
Change in contingent consideration	—	—	—	—	—	—	3.0	3.0
Costs related to Cboe Digital wind down	—	—	—	—	—	0.8	—	0.8
Gain on Cboe Digital non-recourse notes and warrants wind down	—	—	—	—	—	(1.4)	—	(1.4)
Cboe Digital syndication wind down	—	—	—	—	—	(1.0)	—	(1.0)
Gain on sale of property held for sale	(1.0)	—	—	—	—	—	—	(1.0)
Impairment of intangible assets	—	—	—	—	—	81.0	—	81.0
Impairment of investment	—	—	—	—	—	—	16.0	16.0
Adjusted EBITDA	$443.3	$113.3	$33.7	$49.4	$23.0	$(16.4)	$31.7	$678.0
___________________________
(1)The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from the three and six month periods ended June 30, 2024 have been retained in the former Digital segment for comparative purposes. See Note 1 (“Organization and Basis of Presentation”) for additional information.

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income allocated to common stockholders	$233.9	$139.7	$483.3	$348.0
Amortization of acquired intangible assets	17.2	21.2	35.6	47.4
Acquisition-related costs	—	0.6	0.2	1.2
Change in contingent consideration	—	3.0	—	3.0
Executive compensation adjustment	0.4	—	0.4	—
Costs related to Cboe Digital wind down	0.2	0.8	0.5	0.8
Earnings on investments adjustments	(0.3)	—	(0.7)	—
Gain on Cboe Digital non-recourse notes and warrants wind down	—	(1.0)	—	(1.4)
Cboe Digital syndication wind down	—	(1.0)	—	(1.0)
Gain on sale of property held for sale	—	(1.0)	—	(1.0)
Impairment of intangible assets	17.1	81.0	17.1	81.0
Impairment of investment	—	16.0	—	16.0
Tax effect of adjustments	(9.5)	(32.7)	(14.2)	(39.6)
Increase of tax reserves	—	(4.0)	—	(4.0)
Deferred tax re-measurements	(1.0)	—	(1.0)	—
Valuation allowances	—	4.1	—	4.1
Net income allocated to participating securities	(0.2)	(0.5)	(0.3)	(0.6)
Adjusted earnings	$257.8	$226.2	$520.9	$453.9

The following summarizes changes in certain operational and financial metrics for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

The following summarizes changes in certain operational and financial metrics for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 (continued from previous page):

The following table includes operational and financial metrics for our Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX segments. The following summarizes changes in certain operational and financial metrics for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024:

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
	(in millions, except percentages, trading days, and as noted below)				(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	57.2	46.1	11.1	24%	57.8	46.8	11.0	24%
Total touched contracts (1)	17.3	14.4	2.9	20%	17.7	14.6	3.1	21%
Multi-listed contract ADV	12.6	10.4	2.2	22%	13.0	10.6	2.4	23%
Index contract ADV	4.7	4.0	0.7	17%	4.7	4.1	0.6	17%
Number of trading days	62	63	(1)	(2)%	122	124	(2)	(2)%
Total Options revenue per contract (RPC) (2)	$0.300	$0.295	$0.005	1%	$0.294	$0.297	$(0.003)	(1)%
Multi-listed options RPC (2)	$0.068	$0.062	$0.006	10%	$0.067	$0.063	$0.004	7%
Index options RPC (2)	$0.923	$0.898	$0.025	3%	$0.916	$0.906	$0.010	1%
Total Options market share	30.2%	31.2%	(1.0)%	*	30.7%	31.2%	(0.5)%	*
Multi-listed options market share	24.0%	24.6%	(0.6)%	*	24.5%	24.7%	(0.2)%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total touched shares (in billions) (1)	2.0	1.4	0.6	45%	1.9	1.5	0.4	27%
Market ADV (in billions)	18.4	11.8	6.6	56%	17.1	11.8	5.3	45%
Market share	10.5%	11.4%	(0.9)%	*	10.5%	12.1%	(1.6)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (3)	$0.012	$0.027	$(0.015)	(53)%	$0.013	$0.023	$(0.010)	(42)%
U.S. ETPs: launches (number of launches)	66	49	17	35%	143	98	45	46%
U.S. ETPs: listings (number of listings)	983	744	239	32%	983	744	239	32%
U.S. Equities - Off-Exchange:
ADV (touched shares, in millions) (1)	125.5	74.7	50.8	68%	108.3	78.3	30.0	38%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (4)	$0.082	$0.136	$(0.054)	(40)%	$0.096	$0.134	$(0.038)	(28)%
Trading days	62	63	(1)	(2)%	122	124	(2)	(2)%
Canadian Equities:
ADV (matched shares, in millions) (5)	150.6	150.6	—	(0)%	155.0	148.5	6.5	4%
Trading days	63	64	(1)	(2)%	125	126	(1)	(1)%
Net capture (per 10,000 touched shares, in Canadian dollars) (6)	$4.222	$4.046	$0.176	4%	$4.237	$4.023	$0.214	5%
Europe and Asia Pacific:
European Equities:
ADNV:
Matched ADNV (Euros - in billions) (7)	€13.7	€9.6	€4.1	43%	€13.8	€9.7	€4.1	41%
Market ADNV (in billions)	€54.5	€42.6	€11.9	28%	€55.2	€42.2	€13.0	31%
Trading days	63	64	(1)	(2)%	126	127	(1)	(1)%
Market share	25.1%	22.5%	2.6%	*	24.9%	23.1%	1.8%	*
Net capture (per matched notional value (bps), in Euros) (8)	€0.261	€0.251	€0.010	4%	€0.256	€0.250	€0.006	3%
Cboe Clear Europe:
Trades cleared, in millions (9)	400.9	299.0	101.9	34%	813.0	593.3	219.7	37%
Fee per trade cleared (10)	€0.008	€0.008	€—	(5)%	€0.008	€0.008	€—	(1)%
European equities market share cleared (11)	39.5%	37.3%	2.2%	*	39.3%	36.4%	2.9%	*
Net settlement volume, in millions (12)	3.3	2.8	0.5	19%	6.5	5.3	1.2	23%
Net fee per settlement (13)	€0.956	€1.038	€(0.082)	(8)%	€0.954	€1.054	€(0.100)	(10)%
Australian Equities:
ADNV (AUD - in billions)	$1.0	$0.8	$0.2	25%	$0.9	$0.8	$0.1	16%
Trading days	61	62	(1)	(2)%	123	124	(1)	(1)%
Market share - Continuous	20.0%	20.8%	(0.8)%	*	19.7%	20.6%	(0.9)%	*
Net capture (per matched notional value (bps), in Australian Dollars) (14)	$0.160	$0.155	$0.005	3%	$0.158	$0.155	$0.003	2%
Japanese Equities:
ADNV (JPY - in billions)	¥213.7	¥315.2	¥(101.5)	(32)%	¥266.4	¥315.5	¥(49.1)	(16)%
Trading days	62	62	—	—%	119	120	(1)	(1)%
Market share - Lit Continuous	3.6%	5.5%	(1.9)%	*	4.4%	5.2%	(0.8)%	*
Net capture (per matched notional value (bps), in Yen) (15)	¥0.215	¥0.229	¥(0.014)	(6)%	¥0.230	¥0.228	¥0.002	1%
Futures:
ADV (in thousands)	220.8	253.6	(32.8)	(13)%	235.0	237.1	(2.1)	(1)%
Trading days	62	63	(1)	(2)%	122	124	(2)	(2)%
Revenue per contract	$1.673	$1.757	$(0.084)	(5)%	$1.696	$1.754	$(0.058)	(3)%
Global FX:
ADNV ($ - in billions)	$55.9	$47.7	$8.2	17%	$54.0	$46.5	$7.5	16%
Trading days	65	65	—	—%	128	129	(1)	(1)%
Net capture (per one million dollars traded) (16)	$2.81	$2.69	$0.12	5%	$2.79	$2.65	$0.14	5%

Average British pound/U.S. dollar exchange rate	$1.335	$1.262	$0.073	6%	$1.297	$1.265	$0.032	3%
Average Canadian dollar/U.S. dollar exchange rate	$0.723	$0.731	$(0.008)	(1)%	$0.710	$0.736	$(0.026)	(4)%
Average Euro/U.S. dollar exchange rate	$1.135	$1.076	$0.059	5%	$1.093	$1.081	$0.012	1%
Average Euro/British pound exchange rate	£0.850	£0.853	£(0.003)	(0)%	£0.843	£0.855	£(0.012)	(1)%
Average Australian dollar/U.S. dollar exchange rate	$0.641	$0.659	$(0.018)	(3)%	$0.634	$0.658	$(0.024)	(4)%
Average Japanese yen/U.S. dollar exchange rate	$0.007	$0.006	$0.001	15%	$0.007	$0.007	$—	3%
_____________________________________
*Not meaningful
Note, the percent change listed represents the change in the unrounded metrics figures.
Note, the Digital segment is not included as results were not material for the three and six month periods ended June 30, 2024. In the second quarter of 2025, Digital futures products were transitioned to Cboe Futures Exchange. Futures metrics prior to the second quarter of 2025 exclude Digital futures products.
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

Revenues
Total revenues for the three months ended June 30, 2025 increased $199.5 million, or 20%, compared to the same period in 2024 primarily due to increases in cash and spot markets and derivatives markets revenue, driven by an increase in transaction and clearing fees as a result of increased volumes traded on the Cboe options, Cboe U.S. equities, and Cboe European equities exchanges. Total revenues for the six months ended June 30, 2025 increased $437.3 million, or 23%, compared to the same period in 2024 primarily due to increases in derivatives markets and cash and spot markets revenue, driven by an increase in transaction and clearing fees as a result of increased volumes traded on the Cboe options, Cboe U.S. equities, and Cboe European equities exchanges, coupled with an increase in the Section 31 fee rate following a rate change in May 2024, which remained in effect until May 2025.
The following summarizes changes in revenues for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 (in millions, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Cash and spot markets	$487.6	$386.4	$101.2	26%	$988.5	$767.3	$221.2	29%
Data Vantage	158.3	142.1	16.2	11%	310.8	282.3	28.5	10%
Derivatives markets	527.6	445.5	82.1	18%	1,069.2	881.6	187.6	21%
Total revenues	$1,173.5	$974.0	$199.5	20%	$2,368.5	$1,931.2	$437.3	23%
Cash and Spot Markets
Cash and spot markets revenue increased for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to an increase in transaction and clearing fees. Transaction and clearing fees increased primarily due to a 45% increase in total touched shares on the Cboe U.S. equity exchanges and a 43% increase in Cboe European equities exchanges matched ADNV.
Cash and spot markets revenue increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to increases in transaction and clearing fees and regulatory fees. Transaction and clearing fees increased primarily due to a 27% increase in total touched shares on the Cboe U.S. equity exchanges and a 41% increase in Cboe European equities exchanges matched ADNV. Regulatory fees increased primarily due to a 66% increase in the Section 31 fee rate, from an average rate of $12.35 per million dollars of covered sales for the six months ended June 30, 2024 to an average rate of $20.52 per million dollars of covered sales for the six months ended June 30, 2025.
Data Vantage
Data Vantage revenue increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increases in logical port fees in the North American Equities, Options, and Europe and Asia Pacific segments, driven by increased customer demand, led by the dedicated cores charges in the North American Equities segment. Proprietary market data fees increased primarily due to increases in proprietary market data fees in the Options and Europe and Asia Pacific segments.
Derivatives Markets
Derivatives markets revenue increased for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to an increase in transaction and clearing fees. Transaction and clearing fees increased primarily due to a 22% increase in multi-listed options ADV and a 17% increase in index options ADV.
Derivatives markets revenue increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to increases in transaction and clearing fees and regulatory fees. Transaction and clearing fees increased primarily due to a 23% increase in multi-listed options ADV and a 17% increase in index options ADV. Regulatory fees increased primarily due to a 66% increase in the Section 31 fee rate, from an average rate of $12.35 per million dollars of covered sales for the six months ended June 30, 2024 to an average rate of $20.52 per million dollars of covered sales for the six months ended June 30, 2025.

Cost of Revenues
The following tables reconcile the disaggregated cost of revenues captions presented on the condensed consolidated statements of income to the net revenue captions presented on the condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024, respectively (in millions):

	Three Months Ended June 30, 2025
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$273.1	$—	$144.9	$418.0
Routing and clearing fees	16.7	—	4.0	20.7
Section 31 fees	70.7	—	14.6	85.3
Royalty fees and other cost of revenues	11.5	3.2	47.5	62.2
Total cost of revenues	$372.0	$3.2	$211.0	$586.2

	Three Months Ended June 30, 2024
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$192.0	$—	$115.0	$307.0
Routing and clearing fees	12.6	—	4.0	16.6
Section 31 fees	63.1	—	14.6	77.7
Royalty fees and other cost of revenues	15.0	2.5	41.4	58.9
Total cost of revenues	$282.7	$2.5	$175.0	$460.2

	Six Months Ended June 30, 2025
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$518.8	$—	$294.0	$812.8
Routing and clearing fees	32.0	—	8.3	40.3
Section 31 fees	191.3	—	47.1	238.4
Royalty fees and other cost of revenues	24.1	6.3	94.1	124.5
Total cost of revenues	$766.2	$6.3	$443.5	$1,216.0

	Six Months Ended June 30, 2024
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$414.9	$—	$230.9	$645.8
Routing and clearing fees	24.4	—	8.2	32.6
Section 31 fees	97.8	—	22.0	119.8
Royalty fees and other cost of revenues	29.2	5.0	82.9	117.1
Total cost of revenues	$566.3	$5.0	$344.0	$915.3
Total cost of revenues increased for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to increased cash and spot markets and derivatives markets cost of revenues as a result of an increase in liquidity payments on the Cboe U.S. equity and Cboe options exchanges as a result of volume increases in U.S. equities and multi-listed options.
Total cost of revenues increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to increased cash and spot markets and derivatives markets cost of revenues as a result of an increase in liquidity payments on the Cboe U.S. equity and Cboe options exchanges as a result of volume increases in U.S. equities and multi-listed options, coupled with an increase in the average Section 31 fee rate.

The following summarizes changes in the disaggregated cost of revenues for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 (in millions, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Liquidity payments	$418.0	$307.0	$111.0	36%	$812.8	$645.8	$167.0	26%
Routing and clearing	20.7	16.6	4.1	25%	40.3	32.6	7.7	24%
Section 31 fees	85.3	77.7	7.6	10%	238.4	119.8	118.6	99%
Royalty fees and other cost of revenues	62.2	58.9	3.3	6%	124.5	117.1	7.4	6%
Total cost of revenues	$586.2	$460.2	$126.0	27%	$1,216.0	$915.3	$300.7	33%
Liquidity Payments
Liquidity payments increased for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to an increase in liquidity payments on the Cboe U.S. equity exchanges as a result of a 45% increase in total touched shares, coupled with an increase on the Cboe options exchanges as a result of a 22% increase in multi-listed options ADV. Liquidity payments increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to an increase in liquidity payments on the Cboe U.S. equity exchanges as a result of a 27% increase in total touched shares, coupled with an increase on the Cboe options exchanges as a result of a 23% increase in multi-listed options ADV.
Routing and Clearing
Routing and clearing fees increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to an increase in routed trades on the Cboe U.S. equity exchanges.
Section 31 Fees
Section 31 fees increased for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to a 27% increase in U.S. equity exchanges notional volumes, partially offset by a 21% decrease in the Section 31 fee rate, from an average rate of $16.70 per million dollars of covered sales for the three months ended June 30, 2024 to an average rate of $13.24 per million dollars of covered sales for the three months ended June 30, 2025. Section 31 fees increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a 66% increase in the Section 31 fee rate, from an average rate of $12.35 per million dollars of covered sales for the six months ended June 30, 2024 to an average rate of $20.52 per million dollars of covered sales for the six months ended June 30, 2025.
Royalty Fees and Other Cost of Revenues
Royalty fees and other cost of revenues increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to an increase in trading volumes of licensed products in the Options segment, partially offset by a decrease in operating interest expense attributable to Cboe Clear Europe as a result of the changing interest rate environment and changes in the business.
Revenues Less Cost of Revenues
Revenues less cost of revenues increased $73.5 million, or 14%, and $136.6 million, or 13%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 primarily due to an increase in derivatives markets revenues less cost of revenues driven by an increase in volumes traded on the Cboe options exchanges, coupled with an increase in Data Vantage revenues less cost of revenues as a result of increased access and capacity fees and proprietary market data across segments and an increase in cash and spot markets revenues less cost of revenues driven by an increase in volumes traded on the Cboe European equities exchanges.

The following summarizes the components of revenues less cost of revenues for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 (in millions, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Cash and spot markets	$115.6	$103.7	$11.9	11%	$222.3	$201.0	$21.3	11%
Data Vantage	155.1	139.6	15.5	11%	304.5	277.3	27.2	10%
Derivatives markets	316.6	270.5	46.1	17%	625.7	537.6	88.1	16%
Total revenues less cost of revenues	$587.3	$513.8	$73.5	14%	$1,152.5	$1,015.9	$136.6	13%
Cash and Spot Markets
Cash and spot markets revenues less cost of revenues increased for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to increases in transaction and clearing fees less liquidity payments and routing and clearing costs (“net transaction and clearing fees”) in the Europe and Asia Pacific and Global FX segments. Net transaction and clearing fees increased primarily due to a 43% increase in Cboe European equities matched ADNV, a 17% increase in Global FX ADNV, and a 19% increase in Cboe Clear Europe net settlement volumes, partially offset by a decrease in net transaction and clearing fees in the North American Equities segment primarily due to a 53% decrease in net capture.
Cash and spot markets revenues less cost of revenues increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to increases in net transaction and clearing fees in the Europe and Asia Pacific and Global FX segments. Net transaction and clearing fees increased primarily due to a 41% increase in Cboe European equities matched ADNV, a 16% increase in Global FX ADNV, and a 23% increase in Cboe Clear Europe net settlement volumes, partially offset by a decrease in net transaction and clearing fees in the North American equities segment primarily due to a 42% decrease in net capture.
Data Vantage
Data Vantage revenues less cost of revenues increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increases in logical port fees and physical port fees in the North American Equities, Options, and Europe and Asia Pacific segments, driven by increased customer demand, led by the dedicated cores charges in the North American Equities segment. Proprietary market data fees increased primarily due to increases in proprietary market data fees in the Options and Europe and Asia Pacific segments.
Derivatives Markets
Derivatives markets revenues less cost of revenues increased for the three months ended June 30, 2025 compared to the same periods in 2024 primarily due to an increase in net transaction and clearing fees driven by a 22% increase in multi-listed options ADV and a 17% increase in index options ADV.
Derivatives markets revenues less cost of revenues increased for the six months ended June 30, 2025 compared to the same periods in 2024 primarily due to an increase in net transaction and clearing fees driven by a 23% increase in multi-listed options ADV and a 17% increase in index options ADV.
Operating Expenses
Total operating expenses for the three and six months ended June 30, 2025 compared to the same periods in 2024 decreased $55.5 million, or 18%, and $63.9 million, or 12%, respectively, primarily due to the impairment of intangible assets charge recorded to the Digital segment in the second quarter of 2024, partially offset by the impairment of intangible assets charge recorded in the second quarter of 2025 related to Cboe Japan.

The following summarizes changes in operating expenses for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 (in millions, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Compensation and benefits	$127.9	$116.1	$11.8	10%	$244.1	$231.4	$12.7	5%
Depreciation and amortization	29.9	31.8	(1.9)	(6)%	60.2	69.1	(8.9)	(13)%
Technology support services	26.7	24.6	2.1	9%	52.3	48.8	3.5	7%
Professional fees and outside services	24.8	25.8	(1.0)	(4)%	45.6	47.3	(1.7)	(4)%
Travel and promotional expenses	8.2	9.3	(1.1)	(12)%	14.6	16.8	(2.2)	(13)%
Facilities costs	7.0	6.1	0.9	15%	13.2	12.6	0.6	5%
Acquisition-related costs	—	0.6	(0.6)	(100)%	0.2	1.2	(1.0)	(83)%
Impairment of intangible assets	17.1	81.0	(63.9)	(79)%	17.1	81.0	(63.9)	(79)%
Other expenses	6.6	8.4	(1.8)	(21)%	12.2	15.2	(3.0)	(20)%
Total operating expenses	$248.2	$303.7	$(55.5)	(18)%	$459.5	$523.4	$(63.9)	(12)%
Compensation and Benefits
Compensation and benefits increased for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to a $4.7 million increase in accrued bonuses as a result of strong Company performance, a $4.1 million increase in benefits, and a $3.1 million increase in salaries and wages primarily due to merit increases.
Compensation and benefits increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a $5.3 million increase in salaries and wages primarily due to merit increases, a $5.0 million increase in accrued bonuses as a result of strong Company performance, a $3.2 million increase in benefits, and a $2.6 million increase in equity compensation related to executive transitions, partially offset by a $5.0 million increase in capitalized wages as a result of an increase in internally developed software.
Depreciation and Amortization
Depreciation and amortization decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to declines in amortization under the discounted cash flow method for the intangibles acquired in the Merger and monthly amortization for developed and existing technology ending or written down to zero in the fourth quarter of 2024.
Technology Support Services
Technology support services increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 due to increases in cloud services, data center hosting, market data, software maintenance, and hardware maintenance, partially offset by a decrease in purchased hardware.
Professional Fees and Outside Services
Professional fees and outside services decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to decreases in consulting fees, contract services, legal fees, and tax services, partially offset by increases in regulatory costs related to CAT expenses.
Travel and Promotional Expenses
Travel and promotional expenses decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to decreases in marketing and advertising expenses related to the timing of the spend in the prior year versus the current year.
Facilities Costs
Facilities costs increased for the three and six months ended June 30, 2025 compared to the same periods in 2024. For the three months ended June 30, 2025, facilities costs increased primarily due to a real estate tax credit recorded in 2024 that did not recur in 2025 and an increase in repairs and maintenance. For the six months ended June 30, 2025, facilities costs increased primarily due to increases in office rent and repairs and maintenance, partially offset by decreases in utilities, cleaning costs, and real estate taxes.
Acquisition-Related Costs
Acquisition-related costs decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to decreases in retention-related compensation costs associated with prior acquisitions and professional fees.
Impairment of Intangible Assets
Impairment of intangible assets decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to the impairment of intangible assets of $81.0 million recognized in the former Digital segment during the three and six months ended June 30, 2024, which did not recur in 2025, partially offset by the impairment of intangible assets charge of $17.1 million related to Cboe Japan during the three and six months ended June 30, 2025.
Other Expenses
Other expenses decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to a change in contingent consideration related to prior acquisitions recorded in 2024 which did not recur in 2025, partially offset by an increase in bad debt expense.
Operating Income
As a result of the items above, operating income for the three months ended June 30, 2025 was $339.1 million, compared to operating income of $210.1 million for the three months ended June 30, 2024, an increase of $129.0 million.
As a result of the items above, operating income for the six months ended June 30, 2025 was $693.0 million, compared to operating income of $492.5 million for the six months ended June 30, 2024, an increase of $200.5 million.
Interest Expense
Interest expense was relatively flat for the three and six months ended June 30, 2025 compared to the same periods in 2024.
Interest Income
Interest income increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to interest earned on higher cash and cash equivalents balances.
(Loss) Earnings on Investments, Net
(Loss) earnings on investments, net increased for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to a $13.8 million gain in the equity earnings on the Company’s investment in 7Ridge Fund (which owns Trading Technologies) recorded in 2024 compared to a $3.6 million loss recorded in 2025.
(Loss) earnings on investments, net increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a $26.6 million gain in the equity earnings on the Company’s investment in 7Ridge Fund (which owns Trading Technologies) recorded in 2024 compared to a $6.6 million loss recorded in 2025.
Other (Expense) Income, Net
Other (expense) income, net decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to a $16.0 million impairment recorded on the Company's minority investment in Globacap Technology Limited (“Globacap”) recorded in 2024, which did not recur in 2025.
Income Before Income Tax Provision
As a result of the above, income before income tax provision for the three months ended June 30, 2025 was $334.6 million, compared to income before income tax provision of $203.0 million for the three months ended June 30, 2024, an increase of $131.6 million.

As a result of the above, income before income tax provision for the six months ended June 30, 2025 was $684.8 million, compared to income before income tax provision of $495.1 million for the six months ended June 30, 2024, an increase of $189.7 million.
Income Tax Provision
The effective tax rate from continuing operations was 29.7% and 30.8% for the three months ended June 30, 2025 and 2024, respectively, and 29.1% and 29.3% for the six months ended June 30, 2025 and 2024, respectively. The lower effective tax rate for each of the three and six months ended June 30, 2025 was primarily due to the valuation allowance associated with the impairment of the Globacap minority investment that occurred in 2024.
Net Income
As a result of the items above, net income for the three months ended June 30, 2025 was $235.1 million, compared to net income of $140.4 million for the three months ended June 30, 2024, an increase of $94.7 million.
As a result of the items above, net income for the six months ended June 30, 2025 was $485.7 million, compared to net income of $349.9 million for the six months ended June 30, 2024, an increase of $135.8 million.

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
The following summarizes our total revenues by segment (in millions, except percentages):

Total revenues by segment
$2,250.0
$1,800.0
$1,350.0
$900.0
$450.0
$—
$2,368.5
$46.3
$192.1
$901.9
$67.8
$1,160.4
$1,931.5
$39.3
$162.3
$702.9
$67.3
$959.7
YTD 2025
YTD 2024
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

Note, the chart excludes Digital revenues of $(0.3) million for the six months ended June 30, 2024.

	Three Months Ended June 30,		Percent Change	Percentage of Total Revenues		Six Months Ended June 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended June 30,					Six Months Ended June 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Options	$575.8	$482.3	19%	49%	50%	$1,160.4	$959.7	21%	49%	50%
North American Equities	441.8	353.3	25%	38%	36%	901.9	702.9	28%	38%	37%
Europe and Asia Pacific	99.0	81.6	21%	8%	8%	192.1	162.3	18%	8%	8%
Futures	32.5	35.9	(9)%	3%	4%	67.8	67.3	1%	3%	3%
Global FX	24.4	20.5	19%	2%	2%	46.3	39.3	18%	2%	2%
Digital (1)	—	0.4	(100)%	—%	*%	—	(0.3)	100%	—%	*%
Total revenues	$1,173.5	$974.0	20%	100%	100%	$2,368.5	$1,931.2	23%	100%	100%
___________________________
*Not meaningful
(1)The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from the three and six month periods ended June 30, 2024 have been retained in the former Digital segment for comparative purposes. See Note 1 (“Organization and Basis of Presentation”) for additional information.

The following summarizes our revenues less cost of revenues by segment (in millions, except percentages):

Total revenues less cost of revenues by segment
(in millions)
$1,125.0
$900.0
$675.0
$450.0
$225.0
$—
$1,152.5
$44.9
$134.5
$193.0
$62.9
$717.2
$1,016.9
$38.2
$108.4
$190.9
$65.3
$614.1
YTD 2025
YTD 2024
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

Note, the chart excludes Digital revenues less cost of revenues of $(1.0) million for the six months ended June 30, 2024.

			Percent Change	Percentage of Total Revenues Less Cost of Revenues				Percent Change	Percentage of Total Revenues Less Cost of Revenues
	Three Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Options	$364.8	$306.7	19%	62%	60%	$717.2	$614.1	17%	62%	60%
North American Equities	98.4	98.3	0%	17%	19%	193.0	190.9	1%	17%	19%
Europe and Asia Pacific	70.4	54.3	30%	12%	10%	134.5	108.4	24%	12%	11%
Futures	30.1	34.8	(14)%	5%	7%	62.9	65.3	(4)%	5%	6%
Global FX	23.6	19.8	19%	4%	4%	44.9	38.2	18%	4%	4%
Digital (1)	—	(0.1)	100%	—%	*%	—	(1.0)	100%	—%	*%
Total revenues less cost of revenues	$587.3	$513.8	14%	100%	100%	$1,152.5	$1,015.9	13%	100%	100%
___________________________
*Not meaningful
(1)The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from the three and six month periods ended June 30, 2024 have been retained in the former Digital segment for comparative purposes. See Note 1 (“Organization and Basis of Presentation”) for additional information.

Options
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Options segment (in millions, except percentages):

	Three Months Ended June 30,		Percent Change	Percentage of Total Revenues		Six Months Ended June 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended June 30,					Six Months Ended June 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$364.8	$306.7	19%	63%	64%	$717.2	$614.1	17%	62%	64%
Operating expenses	104.9	91.1	15%	18%	19%	199.4	181.7	10%	17%	19%
Operating income	$259.9	$215.6	21%	45%	45%	$517.8	$432.4	20%	45%	45%
Operating margin	71.2%	70.3%	*	*	*	72.2%	70.4%	*	*	*
EBITDA (1)	$264.2	$221.8	19%	46%	46%	$527.7	$444.3	19%	45%	46%
EBITDA margin (2)	72.4%	72.3%	*	*	*	73.6%	72.3%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $58.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to an increase in net transaction and clearing fees driven by a 22% increase in multi-listed options ADV and a 17% increase in index options ADV. For the three months ended June 30, 2025, operating income for the Options segment increased $44.3 million compared to the three months ended June 30, 2024 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $13.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to an increase in compensation and benefits and professional fees and outside services.
Revenues less cost of revenues increased $103.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in net transaction and clearing fees driven by a 23% increase in multi-listed options ADV and a 17% increase in index options ADV. For the six months ended June 30, 2025, operating income for the Options segment increased $85.4 million compared to the six months ended June 30, 2024 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $17.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in compensation and benefits, technology support services, and professional fees and outside services.
North American Equities
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our North American Equities segment (in millions, except percentages):

	Three Months Ended June 30,		Percent Change	Percentage of Total Revenues		Six Months Ended June 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended June 30,					Six Months Ended June 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$98.4	$98.3	0%	22%	28%	$193.0	$190.9	1%	21%	27%
Operating expenses	51.1	53.0	(4)%	12%	15%	101.3	107.6	(6)%	11%	15%
Operating income	$47.3	$45.3	4%	11%	13%	$91.7	$83.3	10%	10%	12%
Operating margin	48.1%	46.1%	*	*	*	47.5%	43.6%	*	*	*
EBITDA (1)	$58.3	$59.5	(2)%	13%	17%	$114.2	$113.1	1%	13%	16%
EBITDA margin (2)	59.2%	60.5%	*	*	*	59.2%	59.2%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Revenues less cost of revenues increased $0.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to an increase in access and capacity fees and market data revenue, partially offset by a decrease in net transaction and clearing fees driven by a 53% decrease in net capture. For the three months ended June 30, 2025, operating income for the North American Equities segment increased $2.0 million compared to the three months ended June 30, 2024 primarily due to a decrease in operating expenses. Operating expenses decreased $1.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to a decrease in depreciation and amortization, partially offset by an increase in professional fees and outside services.
Revenues less cost of revenues increased $2.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in access and capacity fees and market data revenue, partially offset by a decrease in net transaction and clearing fees driven by a 42% decrease in net capture. For the six months ended June 30, 2025, operating income for the North American Equities segment increased $8.4 million compared to the six months ended June 30, 2024 primarily due to a decrease in operating expenses, coupled with an increase in revenues less cost of revenues. Operating expenses decreased $6.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to a decrease in depreciation and amortization and travel and promotional expenses, partially offset by an increase in professional fees and outside services.
Europe and Asia Pacific
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Europe and Asia Pacific segment (in millions, except percentages):

	Three Months Ended June 30,		Percent Change	Percentage of Total Revenues		Six Months Ended June 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended June 30,					Six Months Ended June 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$70.4	$54.3	30%	71%	67%	$134.5	$108.4	24%	70%	67%
Operating expenses	65.6	45.1	45%	66%	55%	107.7	89.0	21%	56%	55%
Operating income	$4.8	$9.2	(48)%	5%	11%	$26.8	$19.4	38%	14%	12%
Operating margin	6.8%	16.9%	*	*	*	19.9%	17.9%	*	*	*
EBITDA (1)	$12.8	$15.5	(17)%	13%	19%	$42.4	$33.4	27%	22%	21%
EBITDA margin (2)	18.2%	28.5%	*	*	*	31.5%	30.8%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $16.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to an increase in net transaction and clearing fees driven by a 43% increase in Cboe European Equities matched ADNV, coupled with a 19% increase in Cboe Clear Europe net settlement volumes and an increase in other revenue due to an increase in Cboe Clear Europe net interest income. For the three months ended June 30, 2025, operating income for the Europe and Asia Pacific segment decreased $4.4 million compared to the three months ended June 30, 2024 primarily due to an increase in operating expenses, partially offset by an increase in revenues less cost of revenues. Operating expenses increased $20.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to an increase in impairment of intangible assets.
Revenues less cost of revenues increased $26.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in net transaction and clearing fees driven by a 41% increase in Cboe European Equities matched ADNV, coupled with a 23% increase in Cboe Clear Europe net settlement volumes and an increase in other revenue due to an increase in Cboe Clear Europe net interest income. For the six months ended June 30, 2025, operating income for the Europe and Asia Pacific segment increased $7.4 million compared to the six months ended June 30, 2024 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $18.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in impairment of intangible assets.

Futures
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Futures segment (in millions, except percentages):

	Three Months Ended June 30,		Percent Change	Percentage of Total Revenues		Six Months Ended June 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended June 30,					Six Months Ended June 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$30.1	$34.8	(14)%	93%	97%	$62.9	$65.3	(4)%	93%	97%
Operating expenses	13.0	8.5	53%	40%	24%	25.2	16.9	49%	37%	25%
Operating income	$17.1	$26.3	(35)%	53%	73%	$37.7	$48.4	(22)%	56%	72%
Operating margin	56.8%	75.6%	*	*	*	59.9%	74.1%	*	*	*
EBITDA (1)	$17.5	$26.8	(35)%	54%	75%	$38.6	$49.4	(22)%	57%	73%
EBITDA margin (2)	58.1%	77.0%	*	*	*	61.4%	75.7%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues decreased $4.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to a decrease in net transaction and clearing fees as a result of a 13% decrease in ADV. For the three months ended June 30, 2025, operating income for the Futures segment decreased $9.2 million compared to the three months ended June 30, 2024 primarily due to a decrease in revenues less cost of revenues, coupled with an increase in operating expenses. Operating expenses increased $4.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to increases in compensation and benefits, due, in part, to the Digital results being prospectively included in the Futures segment beginning in the first quarter of 2025.
Revenues less cost of revenues decreased $2.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to a decrease in net transaction and clearing fees as a result of a 3% decrease in net capture and a 1% decrease in ADV. For the six months ended June 30, 2025, operating income for the Futures segment decreased $10.7 million compared to the six months ended June 30, 2024 primarily due to an increase in operating expenses, coupled with a decrease in revenues less cost of revenues. Operating expenses increased $8.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to increases in compensation and benefits, technology support services, and professional fees and outside services, due, in part, to the Digital results being prospectively included in the Futures segment beginning in the first quarter of 2025.

Global FX
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Global FX segment (in millions, except percentages):

	Three Months Ended June 30,		Percent Change	Percentage of Total Revenues		Six Months Ended June 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended June 30,					Six Months Ended June 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$23.6	$19.8	19%	97%	97%	$44.9	$38.2	18%	97%	97%
Operating expenses	11.1	10.6	5%	45%	52%	22.1	22.4	(1)%	48%	57%
Operating income	$12.5	$9.2	36%	51%	45%	$22.8	$15.8	44%	49%	40%
Operating margin	53.0%	46.5%	*	*	*	50.8%	41.4%	*	*	*
EBITDA (1)	$15.1	$12.4	22%	62%	60%	$28.4	$23.0	23%	61%	59%
EBITDA margin (2)	64.0%	62.6%	*	*	*	63.3%	60.2%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $3.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to an increase in net transaction and clearing fees driven by a 17% increase in ADNV. For the three months ended June 30, 2025, operating income for the Global FX segment increased $3.3 million compared to the three months ended June 30, 2024 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $0.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to an increase in compensation and benefits, partially offset by a decrease in depreciation and amortization.
Revenues less cost of revenues increased $6.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in net transaction and clearing fees driven by a 16% increase in ADNV. For the six months ended June 30, 2025, operating income for the Global FX segment increased $7.0 million compared to the six months ended June 30, 2024 primarily due to an increase in revenues less cost of revenues, coupled with a decrease in operating expenses. Operating expenses decreased $0.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to a decrease in depreciation and amortization, partially offset by an increase in compensation and benefits.

Digital
The following summarizes revenues less cost of revenues, operating expenses, operating loss, operating margin, EBITDA, and EBITDA margin for the former Digital segment for the three and six months ended June 30, 2024 (in millions, except percentages) for the purposes of providing comparative information. The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. See Note 1 (“Organization and Basis of Presentation”) for additional information:

	Three Months Ended June 30,		Percent Change	Percentage of Total Revenues		Six Months Ended June 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended June 30,					Six Months Ended June 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$—	$(0.1)	*%	*%	(25)%	$—	$(1.0)	*%	*%	333%
Operating expenses	—	90.2	*%	*%	*%	—	99.5	*%	*%	*%
Operating loss	$—	$(90.3)	*%	*%	*%	$—	$(100.5)	*%	*%	*%
Operating margin	—%	*%	*	*	*	—%	*%	*	*	*
EBITDA (1)	$—	$(88.1)	*%	*%	*%	$—	$(96.0)	*%	*%	*%
EBITDA margin (2)	—%	*%	*	*	*	—%	*%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Liquidity and Capital Resources
Below are charts that reflect elements of our capital allocation. “YTD” represents the six month periods ended June 30, 2025 and 2024, respectively:
We expect our cash on hand at June 30, 2025 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility and potentially participating in future financing transactions to obtain additional capital will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, any dividends, potential strategic acquisitions, and opportunities for common stock repurchases under the previously announced program. See Note 10 (“Debt”) of the condensed consolidated financial statements for further information.

Cboe Clear Europe also has a €1.20 billion committed syndicated multicurrency revolving and swingline credit facility agreement with Cboe Clear Europe as borrower and the Company as guarantor of scheduled interest and fees on borrowings (but not the principal amount of any borrowings) (the “Facility”). The Facility is available to be drawn by Cboe Clear Europe towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through Cboe Clear Europe’s clearing system and (b) financing any other liability or liquidity requirement of Cboe Clear Europe incurred in the operation of its clearing system. Borrowings under the Facility are secured by cash, eligible bonds and eligible equity assets deposited by Cboe Clear Europe into secured accounts. As a result, should the Facility be drawn by Cboe Clear Europe it could potentially impact Cboe Clear Europe’s liquidity, and we can give no assurance that this Facility will be sufficient to meet all of such obligations or sufficiently mitigate Cboe Clear Europe’s liquidity risk to meet its payment obligations when due. Additionally, a default of the Facility may allow lenders, under certain circumstances, to accelerate any related drawn amounts and may result in the acceleration of the Company’s other outstanding debt to which a cross-acceleration or cross-default provision applies, which may limit the Company’s liquidity, business, and financing activities. The Facility is expected to terminate on June 26, 2026 and we may not be able to enter into a replacement facility on commercially reasonable terms, or at all. Please refer to Note 10 (“Debt”) for further information.
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
Cash and cash equivalents includes cash in banks and all non-restricted, highly liquid investments, including short-term repurchase agreements and money market funds, with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of June 30, 2025 increased $336.0 million from December 31, 2024 primarily due to inflows from the results of operations, depreciation and amortization, and the change in Section 31 fees payable, partially offset by the increases in cash dividends and the net purchases of available-for-sale financial investments. See “Cash Flow” below for further discussion.
Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $257.5 million as of June 30, 2025. The remaining balance was held in the United States and totaled $998.8 million as of June 30, 2025. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.
Our financial investments include deferred compensation plan assets, as well as investments with original or acquired maturities longer than three months, that mature in less than one year from the balance sheet date and are recorded at fair value. As of June 30, 2025 and December 31, 2024, financial investments primarily consisted of U.S. Treasury securities and deferred compensation plan assets.

Cash Flow
The following table summarizes our cash flow data for the six months ended June 30, 2025 and 2024, respectively (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$1,246.6	$2,389.5
Net cash used in investing activities	(136.6)	(50.4)
Net cash used in financing activities	(218.3)	(346.2)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	299.4	(41.4)
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$1,191.1	$1,951.5

	As of June 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$1,256.3	$614.6
Restricted cash and cash equivalents (included in margin deposits, clearing funds, and interoperability funds)	1,668.5	2,723.8
Restricted cash and cash equivalents (included in other current assets)	30.2	5.2
Customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	1.9	5.0
Total	$2,956.9	$3,348.6
Net Cash Flows Provided by Operating Activities
During the six months ended June 30, 2025, net cash provided by operating activities was $760.9 million higher than net income. The variance is primarily attributable to the change in margin deposits, clearing funds, and interoperability funds related to Cboe Clear Europe of $555.6 million, depreciation and amortization of $60.2 million, and the change in the Section 31 fees payable of $56.4 million, partially offset by the change in accounts payable and accrued liabilities of $55.9 million, and the benefit for deferred income taxes of $19.1 million for the six months ended June 30, 2025.
Net cash flows provided by operating activities were $1,246.6 million and $2,389.5 million for the six months ended June 30, 2025 and 2024, respectively. The change in net cash flows provided by operating activities was primarily due to the change in the margin deposits, clearing funds, and interoperability funds related to Cboe Clear Europe and the change in impairment of intangible assets, partially offset by an increase in net income and the change in accounts receivable for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Net Cash Flows Used in Investing Activities
Net cash flows used in investing activities were $136.6 million and $50.4 million for the six months ended June 30, 2025 and 2024, respectively. The variance is primarily due to increases in the purchases of available-for-sale financial investments and the purchases of property and equipment and leasehold improvements primarily related to the new Overland Park, Kansas office space, partially offset by an increase in the proceeds from maturities of available-for-sale financial investments for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $218.3 million and $346.2 million for the six months ended June 30, 2025 and 2024, respectively. The variance is primarily attributable to decreases in purchases of common stock and payments of contingent consideration related to prior acquisitions, partially offset by the increase in cash dividends on common stock for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Financial Assets
The following summarizes our financial assets, excluding margin deposits, clearing funds, and interoperability funds as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,256.3	$920.3
Financial investments	207.6	110.3
Less deferred compensation plan assets	(31.0)	(40.3)
Less cash collected for Section 31 fees	(194.7)	(110.8)
Adjusted cash (1)	$1,238.2	$879.5
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
Debt
The following summarizes our debt obligations as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025	December 31, 2024
3.650% Senior Notes	$650.0	$650.0
1.625% Senior Notes	500.0	500.0
3.000% Senior Notes	300.0	300.0
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Less unamortized discount and debt issuance costs	(8.0)	(9.0)
Total debt	$1,442.0	$1,441.0
As of June 30, 2025 and December 31, 2024, the Company was in compliance with the covenants of our debt agreements.
In addition to the debt outstanding, as of June 30, 2025, we had an additional $400.0 million available through our revolving credit facility, with the ability to borrow another $200.0 million by increasing the commitments under the facility, subject to the agreement of the applicable lenders. Together with adjusted cash, we had approximately $1.6 billion available to fund our operations, capital expenditures, potential acquisitions, debt repayments, and any dividends, net of minimum regulatory capital requirements of $193.3 million as of June 30, 2025, which are subject to potential applicable regulatory restrictions and approvals and potential associated tax costs.
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

Under the program, for the three months ended June 30, 2025, the Company repurchased 160,564 shares of its common stock at an average cost per share of $219.77, totaling $35.3 million. Since inception of the program through June 30, 2025, the Company has repurchased 21,063,700 shares of common stock at an average cost per share of $80.02, for a total value of $1.7 billion.
As of June 30, 2025, the Company had $614.5 million of availability remaining under its existing share repurchase authorizations.
Commercial Commitments and Contractual Obligations
As of June 30, 2025, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations, software development activities and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 10 (“Debt”) for a discussion of the outstanding debt, Note 12 (“Clearing Operations”) for information on Cboe Clear Europe's and Cboe Clear U.S.’s clearinghouse exposure guarantees, and Note 22 (“Leases”) for discussion on operating leases and equipment leases.
Guarantees
We use Wedbush and Morgan Stanley to clear our routed equities transactions for the Cboe U.S. equity exchanges. Wedbush and Morgan Stanley guarantee the trade until the trade has been submitted to and validated by the National Securities Clearing Corporation (“NSCC”), after which time NSCC provides a guarantee until the trade settles. Thus, Cboe Trading is potentially exposed to credit risk to the counterparty to an equity trade routed to another market center until the trade has been processed and validated by the NSCC on the trade date. The BIDS Trading ATS platform delivers matched trades to BofA Securities, Inc. (“BOA”), which delivers the matched trades to the NSCC. BOA guarantees the trade until one day after the trade date, after which time the NSCC provides a guarantee until the trade settles. In the case of failure to perform on the part of Wedbush or Morgan Stanley on routed transactions for the Cboe U.S. equity exchanges, we provide the guarantee to the counterparty to the trader. In the case of failure to perform on the part of BOA on transactions for the BIDS Trading ATS platform, BIDS has obligations to the counterparties to satisfy the trades.
OCC acts as a central counterparty on all transactions in listed equity options in our Options segment, and as such, guarantees clearance and settlement of all of our options transactions. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the condensed consolidated financial statements for these guarantees. Similarly, with respect to trades in U.S. listed equity options occurring on Cboe Options, C2, BZX, and EDGX, and to trades in CFE futures products cleared by OCC, we deliver matched trades of our customers to the OCC, which acts as a central counterparty for these transactions and, as such, guarantees clearance and settlement ofthese matched options and futures trades. With respect to U.S. government securities transactions executed on Cboe Fixed Income, we use Mirae Asset Securities (USA) Inc. to deliver matched trades to the Fixed Income Clearing Corporation (FICC) Government Securities Division (GSD), which acts as a central counterparty on all transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all of those matched trades.
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
With respect to trades on CFE in digital asset futures (previously traded on Cboe Digital Exchange), we deliver matched trades of our customers to Cboe Clear U.S., which acts as a central counterparty on these digital asset futures transactions. As the central counterparty, Cboe Clear U.S. guarantees clearance and settlement of all matched digital asset futures trades in digital asset futures previously listed on Cboe Digital Exchange, and now, listed on CFE.
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
In the six months ended June 30, 2025, there were no significant changes to our critical accounting estimates from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K, with the exception of Goodwill and Other Intangible Assets, as described below.
Goodwill and Other Intangible Assets
Description
Our various acquisitions resulted in the recording of goodwill and other intangible assets. In accordance with ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property, Plant, and Equipment, we test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually or more frequently when events or changes in circumstances signal indicators of impairment are present, and for long-lived intangible assets if indicators of impairment exist.
Judgments and Uncertainties
The estimated fair values of our reporting units are based on the market approach and the income approach (using discounted estimated future cash flows). The estimated fair values of the long-lived intangibles used the income approach. The discounted estimated future cash flow analysis requires judgments about the discount rate, forecasted revenue growth rate, and operating expenses, that are inherent in these fair value estimates over the estimated remaining operating period. Additionally, the analysis contains uncertainty surrounding future events. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill, indefinite-lived, and long-lived intangible assets.
Effect if Actual Results Differ from Assumptions
If updated estimates indicate that the fair value of goodwill or any indefinite-lived or long-lived intangible assets is less than the carrying value of the asset, an impairment charge is expected to be recorded in the condensed consolidated statements of income in the period of the change in estimate, which could result in a material change to the condensed consolidated financial statements. However, due to the results of our impairment analyses completed in 2024, in which all reporting units estimated fair value exceeded their carrying value, we do not consider our goodwill, indefinite-lived or long-lived intangible assets to have a significant risk of impairment, except as noted below.
In the second quarter of 2025, Cboe Japan experienced declines in its market share as a result of increased market competition. The decline in market share was evaluated as a potential indication of impairment and the Company performed an interim impairment test for the long-lived intangible assets recognized in the Europe and Asia Pacific reporting unit. The Company concluded that the carrying value of Cboe Japan’s customer relationships long-lived intangible assets exceeded their estimated fair value, as their projected future cash flows did not support their valuation, and recorded an impairment charge of $17.1 million in the condensed consolidated statements of income for the three and six months ended June 30, 2025. The Company also evaluated the indefinite-lived intangible assets and goodwill of the Europe and Asia Pacific reporting unit and, based on the results of the assessments, determined there was no additional impairment required as the fair values exceeded the carrying values, respectively.
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
Foreign Currency Exchange Rate Risk
Our operations in Europe, Canada and Asia Pacific are subject to increased currency translation risk as revenues and expenses are denominated in foreign currencies, primarily the Euro, British pound, Japanese yen, Canadian dollar, and Australian dollar. We also have minimal exposure to other foreign currencies, including the Singapore dollar, Philippine peso, and Hong Kong dollar.

For the three and six months ended June 30, 2025, our exposure to foreign-denominated revenues less cost of revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Euros (1)	British Pounds (1)	Japanese Yen (1)	Euros (1)	British Pounds (1)	Japanese Yen (1)
Foreign denominated % of:
Revenues less cost of revenues	6.9%	3.3%	0.6%	6.6%	3.2%	0.7%
Operating expenses	8.1%	9.3%	8.3%	7.9%	9.5%	5.0%
Impact of 10% adverse currency fluctuation on:
Revenues less cost of revenues	$4.1	$1.9	$0.3	$7.6	$3.7	$0.8
Operating expenses	2.0	2.3	2.0	3.6	4.3	2.3
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
Our primary exposure to this equity risk as of June 30, 2025 is presented by foreign currency in the following table (in millions):

	Euros (1)	British Pounds (1)	Canadian Dollars (1)
Net equity investment in Cboe Europe equities and derivatives, Cboe Canada, and Cboe Clear Europe	$227.8	$656.9	$325.8
Impact on consolidated equity of a 10% adverse currency fluctuation	22.8	65.7	32.6
___________________________
(1)Converted to U.S. dollars using the foreign exchange rate of Euros per U.S. dollar, British pounds per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of June 30, 2025.
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
We do not have counterparty credit risk with respect to trades matched on our exchanges in the U.S., Canada, and Europe. With respect to listed equities, we deliver matched trades of our customers to the NSCC without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all equity transactions occurring on BZX, BYX, EDGX and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, and EDGX, and on transactions in CFE futures products cleared by OCC and, as such, guarantees clearance and settlement of those matched options and futures trades. Additionally, for CFE futures products cleared by Cboe Clear U.S., we deliver matched trades of our customers to Cboe

Clear U.S., which acts as a central counterparty to these transactions. With respect to U.S. government securities transactions, we deliver matched trades to FICC GSD without taking on counterparty risk for those trades. FICC GSD acts as a central counterparty on all U.S. government securities transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all of those matched trades. With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on Cboe Canada and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. The BIDS Trading ATS platform delivers matched trades to BOA, which delivers the matched trades to the NSCC. BOA guarantees the trade until the trade has been submitted to and validated by the NSCC, after which time NSCC provides a guarantee until the trade settles. Thus, BIDS Trading is potentially exposed to credit risk from the counterparty to an equity trade routed to another market center until the trade has been processed and validated by the NSCC on the trade date. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we deliver matched trades of our customers to the Japanese Securities Clearing Corporation, which acts as a central counterparty on all transactions occurring on Cboe Japan and, as such, guarantees clearance and settlement on all of our matched trades in Japan.
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
The Company is exposed to further credit and investment risk through our clearing operations. Cboe Clear Europe holds material amounts of clearing participant collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as liquidity and market risks. Cboe Clear U.S. holds amounts of clearing member collateral in the form of cash. The following is a summary of the risks associated with these deposits and how these risks are mitigated:
•Credit Risk - The credit risk is predominantly in the event a clearing participant fails to meet a financial or contractual obligation and relates to custodians and settlement banks. Cboe Clear Europe attempts to mitigate this risk through minimum participant requirements for existing clearing participants and SFT's special clearing participants and monitoring their financial health. To cover potential loss to Cboe Clear Europe in the event of a clearing participant default, collateral is required from clearing participants. Besides potential defaults of clearing participants, the main credit risk faced by the clearinghouse is exposure to clearing participants when a trade fails to settle. To help mitigate this risk, a fail fee is charged to discourage late settlements. This fee covers Cboe Clear Europe’s costs but also acts as a deterrent as required by applicable settlement efficiency regulation. Cboe Clear U.S. sets minimum financial requirements on custodian institutions and any clearing member that may expose the clearinghouse to credit risk. The financial strength of custodians and such clearing members are monitored routinely. Furthermore, Cboe Clear U.S. requires clearing members to post collateral (full or margined, depending on the product eligible for clearing) or other forms of financial guarantee and their trading activities are subject to pre-trade checks on CFE. As of June 30, 2025, Cboe Clear U.S. does not expect a material loss concerning credit risk on any member participant, custodian, or settlement bank.

•Liquidity Risk – Liquidity risk is the risk Cboe Clear Europe may not be able to meet its payment obligations in the right currency, in the right place and at the right time. To help mitigate this risk, Cboe Clear Europe monitors its liquidity requirements closely and maintains funds and assets in a manner which attempts to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, holding funds with a central bank where possible or making only short-term investments serves to help reduce liquidity risks. Liquidity is mainly required for securities settlement. The payment and settlement obligations generally stem from the function of Cboe Clear Europe as a cash equity clearinghouse: shares are bought and sold by clearing participants on a trading platform or OTC, and netted to settle two days later. During the settlement the actual payment for and delivery of the shares take place, this process requires intraday liquidity. If counterparties, which receive shares against payment, are unable to settle, an overnight liquidity need arises. The overnight liquidity is typically very short term, and is usually limited to a few days. Cboe Clear U.S. monitors its liquidity requirements closely and maintains funds and assets in a manner which attempts to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, Cboe Clear U.S. currently only allows USD cash to be posted as collateral. Cboe Clear U.S. may not be able to meet its payment obligations in a timely manner in the event of delay in payment or default by a clearing member.

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
•Investment Risk – Cboe Clear Europe, as of June 30, 2025, held $1.7 billion of clearing member margin deposits, clearing funds, and interoperability funds which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. In the event that a sovereign government or reverse repurchase agreement counterparty defaults, the value we hold as collateral might not be sufficient to cover our capital requirements in the event of defaults. While Cboe Clear Europe seeks to achieve a reasonable rate of return which may generate interest income for clearing participants, Cboe Clear Europe is primarily concerned with preservation of capital and managing the risks associated with these deposits. As Cboe Clear Europe passes on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. While Cboe Clear Europe has policies and procedures that strive to help ensure that clearing participant collateral is protected, Cboe Clear Europe cannot absolutely assure that these measures and safeguards will be sufficient to protect margin deposits, clearing funds, and interoperability funds from a default or that we will not be materially and adversely affected in the event of a significant default.
On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations. Any such effects to date have been minimal.
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of June 30, 2025 and 2024, our cash and cash equivalents and financial investments were $1,463.9 million and $698.3 million, respectively, of which $257.5 million and $264.7 million is held outside of the United States in various foreign subsidiaries in 2025 and 2024, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.
As of June 30, 2025, we had $1,442.0 million in outstanding debt, all of which relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed rate obligations. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the Cboe Clear Europe Credit Facility, as these facilities bear interest at fluctuating rates. As of June 30, 2025, there were no outstanding borrowings under our Revolving Credit Agreement or Cboe Clear Europe Credit Facility, respectively. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.
Liquidity Risk
We are exposed to liquidity risk under certain circumstances in relation to the cross-acceleration and cross-default provisions within the Revolving Credit Agreement as a result of the Company, as guarantor, entering into the Cboe Clear Europe Credit Facility. A default of the Revolving Credit Agreement or the Facility may allow lenders to accelerate any related drawn amounts and may result in the acceleration of the Company’s other outstanding debt to which a cross-acceleration or cross-default provision applies, which may limit the Company’s liquidity, business, and financing activities. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.
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
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during the second quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Cboe incorporates herein by reference the discussion set forth in Note 21 (“Commitments, Contingencies, and Guarantees”) of the condensed consolidated financial statements included herein.
Equity Access Fees Cap Challenge
In December 2022, the SEC released four equity market structure proposals, including one concerning Regulation NMS Under the Exchange Act Amendments: Tick Size, Access Fees, and Transparency. On October 8, 2024, the SEC promulgated Final Rules concerning Regulation NMS to amend the minimum pricing increments for quoting certain NMS stocks, reduce access fee caps, and enhance the transparency of better priced orders (“Final Rules”). Among other things, the Final Rules reduce the access fee cap from $0.30 per 100 shares to $0.10 per 100 shares.
On October 30, 2024, the Company and the Company’s U.S. equities exchanges, BZX, BYX, EDGX, and EDGA (collectively, the “Cboe U.S. equity exchanges”) and Nasdaq, Inc. filed a Petition for Review (“PFR”) in the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) appealing the Final Rules. On December 3, 2024, the Cboe U.S. equity exchanges and Nasdaq, Inc. filed a request with the SEC for a stay to delay the initial implementation date of the Final Rules, which was scheduled to occur in November 2025. On December 12, 2024, the SEC granted a stay of the challenged provision of the Final Rules until the litigation is resolved. The briefing on the merits concluded on April 7, 2025, and oral argument was held on May 15, 2025. The parties are waiting for a decision.
The Final Rules, amongst other things, are expected to reduce access fee caps to a level that may inhibit our ability to incentivize liquidity on the Cboe U.S. equity exchanges, thereby resulting in a reduction in transaction fee revenue, as well as limit our ability to differentiate our fee schedule and compete with other national securities exchanges and off-exchange venues, which may have a material impact on our business, financial condition, and operating results. The Company and the Cboe U.S. equity exchanges intend to litigate the matter vigorously.
OEMS Disapproval Order Challenge
On February 13, 2024, Cboe Options filed a proposal to adopt a new rule regarding order and execution management systems (“OEMS”). The proposed new rule provided that an exchange-affiliated OEMS that satisfies criteria (designed to ensure the OEMS is acting independently from the exchange) is not a facility of the exchange, and therefore not subject to the rule filing requirements of Section 19(b) of the Securities Exchange Act of 1934. The objective of the proposed rule was to improve competition within the OEMS market and ultimately benefit investors.
On October 31, 2024, the SEC issued an order disapproving Cboe Options’ proposal. On December 26, 2024, Cboe Options filed a Petition for Review (“PFR”) of the SEC’s disapproval order in the Court of Appeals for the Seventh Circuit (the “7th Circuit”). The briefing on the merits concluded on June 20, 2025, and the parties are waiting for argument to be scheduled. The Company and Cboe Options intend to litigate the matter vigorously.
There have been no other material updates during the period covered by this Form 10-Q to the Legal Proceedings as set forth in Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 1A. Risk Factors.
Except as set forth below, there have been no material updates during the period covered by this Form 10-Q to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Item 1A. of our Form 10-Q for the three months ended March 31, 2025. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.
We depend on third-party service providers for certain services that are important to our business. An interruption, significant increase in fees or cessation or impairment of such service by any third party could have a material adverse effect on our business, financial condition, and operating results.
We depend on a number of service providers, including clearing organizations such as OCC, NSCC, the Depository Trust and Clearing Corporation (“DTC”), the Canadian Depository for Securities (“CDS”), LCH Limited and LCH SA (“LCH”), Cboe Clear Europe, and Cboe Clear U.S., our wholly-owned subsidiaries, the Japan Securities Clearing Corporation (“JSCC”), ASX Clear Pty Ltd, and SIX x-clear; securities information processors such as the Consolidated Tape Association (“CTA”), Unlisted Trading Privileges (“UTP”) Securities Information Processor and OPRA; regulatory and other service providers such as FINRA and OCC; the hosts of our data and disaster recovery centers; and various vendors of communications and networking products and services. In addition, we also depend on third party routing and clearing firms that are involved in processing transactions on our behalf. More specifically:
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
•OPRA, UTP Securities Information Processor, and the CTA consolidate options and equities market information, respectively, such as last sale reports and quotations. If any of them were unable to provide this information for a sustained period of time, we may be unable to offer trading on our options and equities markets.
•We are heavily dependent on technology for our markets, including third-party operation of production and disaster recovery data centers, as well as certain communications and networking products and services. If this technology is unavailable, as a result of a number of potential causes, including technical failure, failure to successfully complete technological migrations, natural disasters, extreme weather events, fraud, or security attacks that we cannot predict or prevent, and cannot be replaced in a sufficiently short time period, we may be unable to operate our markets.
•We utilize third-party cloud service providers to maintain secondary offsite backups of our and our customers’ data and to distribute real-time data, and we may utilize third-party cloud service providers in the future for additional services. We do not control the operations of third-party cloud service providers or their facilities and may be vulnerable to disruptions in our access to the platform as a result of a number of potential causes, including technical failure, natural disasters, extreme weather events, fraud, or security attacks that we cannot predict or prevent. Additionally, any vulnerability of third-party cloud service providers could expose our or our customers’ confidential data, which could result in harm to our business reputation.
•FINRA and OCC provide certain regulatory services and functions for our options, equities, and futures exchanges, while we retain regulatory responsibilities for such services. If FINRA or OCC stopped providing services, or provided inadequate services, we may be subject to action by the SEC or CFTC, or may have limitations placed upon our markets.
•We rely on FINRA CAT LLC, a subsidiary of FINRA, to provide services for the implementation of the CAT. If FINRA CAT LLC or its third-party service providers stop providing services or provide inadequate services, we and the other SROs may not be able to recover costs related to the implementation of CAT, incur penalties for delays of implementation, incur related litigation and other expenses, or incur regulatory liability including enforcement action by the SEC or limitations placed upon our markets. In addition, if CATLLC is no longer able to collect fees from Industry Members as a result of litigation or regulatory developments, the SROs may not be able to collect on the promissory notes related to the funding of the implementation and operation of the CAT and the SROs may continue to incur additional significant costs related to the historical, current, and future funding of the implementation and operation of the CAT. See Note 6 (“Credit Losses”), Note 7 (“Other Assets, Net”), and Note 21 (“Commitments, Contingencies, and Guarantees — Legal Proceedings”) for further information.
•We rely on third party routing and clearing firms to clear trades in U.S. listed equity securities routed by us to other markets, and to execute trades in options that we route to other markets.
OCC intends to establish in September 2025 a margin add-on charge (“Intraday Risk Charge”) for all clearing member accounts to help mitigate the risks arising from intraday and overnight trading activity. The implementation of the Intraday Risk Charge may increase clearing members’ costs associated with clearing our products, including SPX options, which may result in lower trading volumes on our exchanges and could have a material adverse impact on our business, financial condition, and operating results.
We cannot provide assurance that any of these providers will be able to continue to provide these services in an efficient manner or that they will be able to adequately expand their services to meet our needs. An interruption or malfunction in or the cessation or impairment of an important service by a third party or disruption of a third party’s operations could cause us to halt trading in some or all of our products or our services, make us unable to conduct other aspects of our business, cause us to experience the loss of a significant number of market participants, or cause us to experience a significant reduction in trading activity on our markets, which could have a material adverse effect on our business, financial condition, and operating results. In addition, our inability to make alternative arrangements, such as moving clearing to another clearing agency, in a timely manner, or at all, could have a material adverse impact on our business, financial condition, and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share repurchase program
In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $2.3 billion. The program permits the Company to purchase shares, through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The Company repurchased 160,564 shares of its common stock under its share repurchase program during the three months ended June 30, 2025 at an average cost per share of $219.77, totaling $35.3 million, and had $614.5 million of availability remaining under its existing share repurchase authorizations as of June 30, 2025.
The table below shows the purchases of equity securities by the Company which settled during the three months ended June 30, 2025, reflecting the purchase of common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30, 2025	25,600	$208.26	25,600	$644.5
May 1 to May 31, 2025	500	224.62	500	644.4
June 1 to June 30, 2025	134,464	221.95	134,464	614.5
Total	160,564	$219.77	160,564
Purchase of common stock from employees
The table below reflects the acquisition of common stock by the Company in the three months ended June 30, 2025 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30, 2025	31	$215.09
May 1 to May 31, 2025	2,959	224.35
June 1 to June 30, 2025	—	—
Total	2,990	$224.26
Use of proceeds
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Executive Officers and Directors
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading agreement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2025.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Employment Agreement, dated May 1, 2025, by and between Cboe Global Markets, Inc. and Craig S. Donohue (filed herewith).*

10.2	Letter Agreement, dated May 1, 2025, between Cboe Global Markets, Inc. and Fredric J. Tomczyk (filed herewith).*

10.3	Form of 2025 Annual Restricted Stock Unit Award Agreement for Craig S. Donohue (filed herewith).*

10.4	Form of 2025 Annual Restricted Stock Unit Award Agreement for Craig S. Donohue (relative total shareholder return) (filed herewith).*

10.5	Form of 2025 Annual Restricted Stock Unit Award Agreement for Craig S. Donohue (earnings per share) (filed herewith).*

10.6	Form of 2025 Sign-On Restricted Stock Unit Award Agreement for Craig S. Donohue (3 year cliff vest) (filed herewith).*

10.7	Form of 2025 Sign-On Restricted Stock Unit Award Agreement for Craig S. Donohue (relative total shareholder return) (filed herewith).*

10.8	Form of 2025 Sign-On Restricted Stock Unit Award Agreement for Craig S. Donohue (earnings per share) (filed herewith).*

10.9	Form of 2025 Restricted Stock Unit Award Agreement with Vesting Dates (filed herewith).*

10.10
Third Amended and Restated Cboe Global Markets, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 7, 2025.*

10.11
Letter Agreement, dated May 27, 2025, between Cboe Global Markets, Inc. and David Howson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 28, 2025.*

10.12
Amendment and Restatement Agreement, dated June 24, 2025 (to be effective as of June 27, 2025), by and among Cboe Clear Europe N.V., as borrower, Cboe Global Markets, Inc., as guarantor, Bank of America Europe Designated Activity Company, as co-ordinator and facility agent and Citibank N.A., London Branch as security agent relating to a Facility Agreement originally dated July 1, 2020, by and among the same parties (as previously amended and restated by way of an amendment and restatement agreement dated July 1, 2021, June 30, 2022, June 29, 2023 and June 25, 2024 (effective as of June 28, 2024), respectively, and as further amended and restated), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on June 27, 2025.

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

*Indicates Management Compensatory Plan, Contract, or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBOE GLOBAL MARKETS, INC.
Registrant

	By:	/s/ Craig S. Donohue
Craig S. Donohue
Chief Executive Officer
Date: August 1, 2025

	By:	/s/ Jill M. Griebenow
Jill M. Griebenow
Executive Vice President, Chief Financial Officer
Date: August 1, 2025