Form 10-Q
period 2025-09-30
Cboe Global Markets, Inc.
filed 2025-10-31
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	October 24, 2025
Common Stock, par value $0.01 per share	104,644,514 shares

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

TRADEMARK AND OTHER INFORMATION
Cboe®, Cboe Global Markets®, Cboe Volatility Index®, Cboe Clear®, Cboe Datashop®, Cboe Futures Exchange®, CFE®, Cboe Digital®, Cboe Hanweck®, Cboe LIS®, Bats®, BIDS Trading®, BYX®, BZX®, EDGA®, EDGX®, Hybrid®, Life Is Better With Options®, LiveVol, NANO®, Options Institute®, Silexx®, VIX®, VIX1D®, and XSP® are registered trademarks, and Cboe BIDS EuropeSM, C2SM, Cboe Data VantageSM, Cboe TitaniumSM, Cboe TiSM, f(t)optionsSM, Trade AlertSM, and VIXEQSM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks and DSPXSM is a service mark of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except par value data and share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,496.7	$920.3
Financial investments	34.2	110.3
Accounts receivable, net of $6.6 allowance for credit losses at September 30, 2025 and $6.6 at December 31, 2024	437.3	444.6
Margin deposits, clearing funds, and interoperability funds	1,640.8	845.5
Income taxes receivable	33.7	73.8
Other current assets (includes restricted cash of $32.5 at September 30, 2025 and $— at December 31, 2024)	99.3	84.6
Total current assets	3,742.0	2,479.1

Investments	430.2	383.7
Property and equipment, net	126.1	118.0
Operating lease right of use assets	116.1	124.5
Goodwill	3,146.9	3,124.2
Intangible assets, net	1,330.3	1,376.9
Other assets, net	177.0	182.7
Total assets	$9,068.6	$7,789.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$517.7	$359.7
Section 31 fees payable	0.2	182.0
Deferred revenue	6.8	6.4
Margin deposits, clearing funds, and interoperability funds	1,640.8	845.5
Income taxes payable	13.2	1.6
Total current liabilities	2,178.7	1,395.2

Long-term debt	1,442.4	1,441.0
Non-current unrecognized tax benefits	235.2	305.0
Deferred income taxes	162.0	186.8
Non-current operating lease liabilities	127.2	138.4
Other non-current liabilities	38.2	43.1
Total liabilities	4,183.7	3,509.5
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 105,078,576 and 104,636,261 shares issued and outstanding, respectively at September 30, 2025 and 104,693,373 and 104,686,478 shares issued and outstanding, respectively at December 31, 2024	1.0	1.0
Common stock in treasury, at cost: 442,315 shares at September 30, 2025 and 6,895 shares at December 31, 2024	(95.0)	(1.4)
Additional paid-in capital	1,560.2	1,512.5
Retained earnings	3,394.1	2,815.9
Accumulated other comprehensive income (loss), net	24.6	(48.4)
Total stockholders’ equity	4,884.9	4,279.6
Total liabilities and stockholders’ equity	$9,068.6	$7,789.1
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Cash and spot markets	$415.0	$434.1	$1,403.5	$1,201.4
Data Vantage	162.1	145.6	472.9	427.9
Derivatives markets	564.6	476.0	1,633.8	1,357.6
Total revenues	1,141.7	1,055.7	3,510.2	2,986.9
Cost of revenues:
Liquidity payments	453.3	317.6	1,266.1	963.4
Routing and clearing	20.0	17.4	60.3	50.0
Section 31 fees	—	129.5	238.4	249.3
Royalty fees and other cost of revenues	62.9	59.2	187.4	176.3
Total cost of revenues	536.2	523.7	1,752.2	1,439.0
Revenues less cost of revenues	605.5	532.0	1,758.0	1,547.9
Operating expenses:
Compensation and benefits	129.2	119.1	373.3	350.5
Depreciation and amortization	30.9	31.8	91.1	100.9
Technology support services	26.6	25.5	78.9	74.3
Professional fees and outside services	21.6	21.9	67.2	69.2
Travel and promotional expenses	12.0	12.6	26.6	29.4
Facilities costs	6.4	5.9	19.6	18.5
Acquisition-related costs	0.2	—	0.4	1.2
Impairment of assets	4.5	—	21.6	81.0
Other expenses	3.8	7.8	16.0	23.0
Total operating expenses	235.2	224.6	694.7	748.0
Operating income	370.3	307.4	1,063.3	799.9
Non-operating income (expense) :
Interest expense	(13.3)	(12.8)	(39.0)	(38.6)
Interest income	14.3	11.4	34.0	20.1
Earnings on investments, net	52.7	1.0	48.3	29.2
Other income (expense), net	6.1	2.0	8.3	(6.5)
Income before income tax provision	430.1	309.0	1,114.9	804.1
Income tax provision	129.3	90.5	328.4	235.7
Net income	300.8	218.5	786.5	568.4
Net income allocated to participating securities	(1.5)	(1.1)	(3.9)	(3.0)
Net income allocated to common stockholders	$299.3	$217.4	$782.6	$565.4
Basic earnings per share	$2.86	$2.08	$7.47	$5.38
Diluted earnings per share	2.85	2.07	7.45	5.36

Basic weighted average shares outstanding	104.6	104.7	104.7	105.2
Diluted weighted average shares outstanding	104.9	105.1	105.1	105.6
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$300.8	$218.5	$786.5	$568.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(17.9)	39.6	72.9	23.4
Unrealized holding gains on financial investments	—	6.0	—	5.0
Realized gains on available-for-sale financial investments	—	(1.3)	—	(1.3)
Post-retirement benefit obligations, net of income tax	0.1	(0.1)	0.1	0.1
Comprehensive income	283.0	262.7	859.5	595.6
Net income allocated to participating securities	(1.5)	(1.1)	(3.9)	(3.0)
Comprehensive income allocated to common stockholders, net of income tax	$281.5	$261.6	$855.6	$592.6
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three and Nine months ended September 30, 2025 and September 30, 2024
(unaudited)
(in millions, except per share amounts)

	Preferred stock	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
Balance at December 31, 2024	$—	$1.0	$(1.4)	$1,512.5	$2,815.9	$(48.4)	$4,279.6
Cash dividends on common stock of $0.63 per share	—	—	—	—	(66.4)	—	(66.4)
Stock-based compensation	—	—	—	12.4	—	—	12.4
Repurchases of common stock from employee stock plans	—	—	(22.9)	—	—	—	(22.9)
Purchase of common stock	—	—	(30.0)	—	—	—	(30.0)
Shares issued under employee stock purchase plan	—	—	—	5.2	—	—	5.2
Net income	—	—	—	—	250.6	—	250.6
Other comprehensive income	—	—	—	—	—	23.6	23.6
Balance at March 31, 2025	$—	$1.0	$(54.3)	$1,530.1	$3,000.1	$(24.8)	$4,452.1
Cash dividends on common stock of $0.63 per share	—	—	—	—	(66.4)	—	(66.4)
Stock-based compensation	—	—	—	13.2	0.1	—	13.3
Repurchases of common stock from employee stock plans	—	—	(0.7)	—	—	—	(0.7)
Purchase of common stock	—	—	(35.5)	—	—	—	(35.5)
Net income	—	—	—	—	235.1	—	235.1
Other comprehensive income	—	—	—	—	—	67.2	67.2
Balance at June 30, 2025	$—	$1.0	$(90.5)	$1,543.3	$3,168.9	$42.4	$4,665.1
Cash dividends on common stock of $0.72 per share	—	—	—	—	(75.7)	—	(75.7)
Stock-based compensation	—	—	—	12.9	0.1	—	13.0
Repurchases of common stock from employee stock plans	—	—	(4.5)	—	—	—	(4.5)
Purchase of common stock	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	—	4.0	—	—	4.0
Net income	—	—	—	—	300.8	—	300.8
Other comprehensive loss	—	—	—	—	—	(17.8)	(17.8)
Balance at September 30, 2025	$—	$1.0	$(95.0)	$1,560.2	$3,394.1	$24.6	$4,884.9

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
Three and Nine months ended September 30, 2025 and September 30, 2024
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

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$786.5	$568.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	91.1	100.9
Amortization of debt issuance cost and debt discount	1.8	1.8
Provision for accounts receivable credit losses	0.5	3.1
Benefit for deferred income taxes	(30.5)	(24.0)
Stock-based compensation expense	38.7	32.1
Impairment of assets	21.6	81.0
(Gain) impairment of minority investments	(14.5)	17.2
Equity earnings on investments	(39.0)	(26.3)
Other (gain) loss adjustments, net	(2.8)	(4.2)
Changes in assets and liabilities:
Accounts receivable	32.2	(35.7)
Restricted cash and cash equivalents and customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	554.2	1,163.4
Income taxes receivable	40.3	27.4
Other current assets	17.4	6.3
Other assets	14.6	(15.9)
Accounts payable and accrued liabilities	(1.4)	(114.7)
Section 31 fees payable	(181.8)	(11.8)
Deferred revenue	0.3	(0.1)
Income taxes payable	11.9	(0.6)
Unrecognized tax benefits	60.4	43.1
Other liabilities	(1.0)	(0.4)
Net cash provided by operating activities	1,400.5	1,811.0
Cash flows from investing activities:
Purchases of available-for-sale financial investments	(174.8)	(46.3)
Proceeds from maturities of available-for-sale financial investments	248.1	67.9
Gain from minority investments	9.5	—
Proceeds from sale of intangible assets	1.6	0.1
Proceeds from sale of property held for sale	—	3.3
Proceeds from sale of property and equipment	—	0.7
Proceeds from insurance	—	0.1
Contributions to investments	(2.5)	(3.7)
Purchases of property and equipment and leasehold improvements, net	(51.0)	(37.1)
Net cash provided by (used in) investing activities	30.9	(15.0)
Cash flows used in financing activities:
Cash dividends on common stock	(208.5)	(183.0)
Repurchases of common stock from employee stock plans	(28.1)	(28.1)
Payments of contingent consideration related to acquisitions	—	(13.9)
Shares issued under employee stock purchase plan	9.2	11.0
Payments for Cboe Digital non-recourse notes and warrants wind down	—	(6.0)
Purchase of common stock, including commissions and excise taxes	(66.7)	(204.3)
Net cash used in financing activities	(294.1)	(424.3)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	266.9	33.4
Increase in cash, cash equivalents, and restricted cash and cash equivalents	1,404.2	1,405.1
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,765.8	1,397.1
End of period	$3,170.0	$2,802.2
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$1,496.7	$757.8
Restricted cash and cash equivalents (included in margin deposits, clearing funds, and interoperability funds)	1,639.8	2,033.5
Restricted cash and cash equivalents (included in other current assets)	32.5	—
Restricted cash and cash equivalents (included in cash and cash equivalents)	—	5.4
Customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	1.0	5.5
Total	$3,170.0	$2,802.2
Supplemental disclosure of cash transactions:
Cash paid for income taxes, net of refunds	$240.9	$271.4
Cash paid for interest	76.9	82.0
Supplemental disclosure of noncash investing activities:
Note receivable from sale of property held for sale	$—	$6.4
Additions of intangible assets	—	1.0
Supplemental disclosure of noncash financing activities:
Excise tax on purchases of common stock	$0.2	$—
Cboe Digital non-recourse notes and warrants asset	—	16.2
Cboe Digital non-recourse notes and warrants liability	—	(16.2)
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
Cboe’s subsidiaries include the largest options exchange and the third largest equities exchange operator in the U.S. In addition, the Company operates Cboe Europe, one of the largest equities exchanges by value traded in Europe, and owns Cboe Clear Europe, a leading pan-European equities and derivatives clearinghouse, BIDS Holdings, which owns a leading block-trading ATS by volume in the U.S., and provides block-trading services with Cboe market operators in Europe and Canada, Cboe Australia, an operator of trading venues in Australia, Cboe Japan, formerly an operator of trading venues in Japan, Cboe Clear U.S., an operator of a regulated clearinghouse, and Cboe Canada, a recognized Canadian securities exchange. Cboe subsidiaries also serve collectively as a leading market globally for exchange-traded products (“ETPs”) listings and trading.
On July 23, 2025, the Company announced its decision to wind down Cboe's Japanese equities business, including the operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform. The Company suspended operations for these businesses on August 29, 2025 and expects to formally close the businesses subject to consultation with regulators.
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
On April 25, 2024, the Company announced plans to refocus the digital asset business to leverage its core strengths in derivatives, technology, and product innovation. Effective May 31, 2024, the Cboe Digital spot market closed for all participant and trading purposes. The Company has brought Cboe Clear U.S. under unified leadership with the Global Head of Clearing and continues to facilitate the clearing of cash-settled margin Bitcoin and Ether futures contracts. The Company retained and presented Digital as a reportable segment through December 31, 2024. As of January 1, 2025, the Company prospectively reorganized the Digital operating segment results into the Futures reporting segment as the Company expected to transition its cash-settled margin Bitcoin and Ether futures contracts, formerly available for trading on the Cboe Digital Exchange to CFE, which was completed on June 9, 2025. Cboe Digital Exchange no longer lists or trades any products. Comparative-period results have been presented for historical purposes but have not been recast as the historic results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the three and nine months ended September 30, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment. See Note 14 (“Segment Reporting”) for more information.
Update to Significant Accounting Policies
There have been no new or material changes to the significant accounting policies discussed for the Company for the periods presented, that are of significance, or potential significance, to the Company.
Recent Accounting Pronouncements – Adopted
In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This ASU addresses the accounting and disclosure requirements for certain crypto assets and requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in earnings in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. For public entities, the update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2024. The Company adopted the update for the condensed consolidated financial statements issued for the three and nine month periods ended September 30, 2025, and it does not have a material impact on the condensed consolidated financial statements as the Company does not hold a material amount of crypto assets.
On January 23, 2025, the SEC issued Staff Accounting Bulletin 122 (“SAB 122”), which rescinds the interpretive guidance included in the Staff Accounting Bulletin 121 (“SAB 121”). SAB 121, issued March 31, 2022, provided interpretive guidance from the SEC regarding the accounting for obligations to safeguard digital assets that an entity holds on behalf of customers. For public entities, SAB 122 is effective on a fully retrospective basis in annual periods beginning after December 15, 2024. Additionally, SAB 122 was codified by the FASB in March 2025, under ASU 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The Company has early adopted the guidance for the condensed consolidated financial statements issued for the three and nine month periods ended September 30, 2025 and, therefore, no longer discloses safeguarded digital assets within Note 8 (“Goodwill, Intangible Assets, Net, and Digital Assets Held”), Note 13 (“Fair Value Measurement”), and the condensed consolidated balance sheets. The adoption had no material impact on the previously reported condensed consolidated financial statements as the Company liquidated all digital assets held on behalf of customers in the third quarter of 2024.
There were no other applicable material accounting pronouncements that have been adopted during the three and nine month periods ended September 30, 2025.
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
On March 6, 2024, the SEC adopted new Climate Disclosure Rules, which require companies to publish information that describes the climate-related risks that are reasonably likely to have a material impact on a company’s business or consolidated financial statements. The final rules would require companies to disclose material climate-related risks, activities to mitigate or adapt to such risks, information about the companies’ board of directors’ oversight of climate-related risks and management’s role in managing climate-related risks, and information on any climate-related targets or goals that are material to the companies’ business, results of operations or financial condition. On March 15, 2024, the U.S. Court of Appeals for the Fifth Circuit granted an administrative stay of the SEC’s final Climate Disclosure Rules, in response to legal challenges unaffiliated with the Company. On February 11, 2025, the acting Chairman of the SEC directed the SEC staff to notify the court of changed circumstances and requested that the Court not schedule the case for argument. On March 27, 2025, the SEC voted to end its defense of its Climate Disclosure Rules. On April 24, 2025, the U.S. Court of Appeals for the Eighth Circuit (the “Court”) granted an order to hold in abeyance the cases regarding the validity of the SEC's final Climate Disclosure Rules. On July 23, 2025, the SEC replied to the Court’s request for a status report. The SEC informed the Court that it does not intend to review or reconsider the Climate Disclosure Rules at this time and requests that the Court decide the case as briefed. On September 12, 2025, the Court issued an order continuing the abeyance until the SEC reconsiders the Climate Disclosure Rules via notice-and-comment or renews its defense of the Climate Disclosure Rules. The Company will continue to monitor updates to the Climate Disclosure Rules and potential impacts on the consolidated financial statements.

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
There were no other recent applicable material accounting pronouncements that have been issued, but not yet adopted as of September 30, 2025.
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
•Access and capacity fees – Access and capacity fees represent fees assessed for the opportunity to trade, including fees for trading-related functionality across all segments, terminal and other equipment rights, maintenance services, trading floor space, and telecommunications services. Facilities, systems services, and other fees are generally monthly fee-based. These fees are billed monthly in accordance with the Company’s published fee schedules and recognized on a monthly basis when the performance obligations are met. All access and capacity fees associated with the trading floor are recognized over time in the Options segment, as the performance obligations are met.
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
•Other revenue – Other revenue primarily includes interest income from investments (including from investments of margin deposits, clearing funds, and interoperability fund deposits) from clearing operations, all fees related to the trade reporting facility operated in the Europe and Asia Pacific segment, and listing fees.
All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers, with the exception of interest income from clearing operations. The following table depicts the disaggregated revenue contract types listed above within each respective financial statement caption in the condensed consolidated statements of income (in millions):

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Three Months Ended September 30, 2025
Transaction and clearing fees	$377.0	$—	$542.9	$919.9
Access and capacity fees	—	103.9	—	103.9
Market data fees	16.8	57.5	9.4	83.7
Regulatory fees	1.0	—	10.8	11.8
Other revenue	20.2	0.7	1.5	22.4
	$415.0	$162.1	$564.6	$1,141.7

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Three Months Ended September 30, 2024
Transaction and clearing fees	$288.9	$—	$437.0	$725.9
Access and capacity fees	—	94.2	—	94.2
Market data fees	15.5	50.7	7.3	73.5
Regulatory fees	107.9	—	31.1	139.0
Other revenue	21.8	0.7	0.6	23.1
	$434.1	$145.6	$476.0	$1,055.7

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Nine Months Ended September 30, 2025
Transaction and clearing fees	$1,093.1	$—	$1,527.1	$2,620.2
Access and capacity fees	—	302.9	—	302.9
Market data fees	49.5	167.9	26.5	243.9
Regulatory fees	193.0	—	77.4	270.4
Other revenue	67.9	2.1	2.8	72.8
	$1,403.5	$472.9	$1,633.8	$3,510.2

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Nine Months Ended September 30, 2024
Transaction and clearing fees	$877.7	$—	$1,264.3	$2,142.0
Access and capacity fees	—	274.8	—	274.8
Market data fees	46.1	150.9	22.2	219.2
Regulatory fees	206.0	—	69.1	275.1
Other revenue	71.6	2.2	2.0	75.8
	$1,201.4	$427.9	$1,357.6	$2,986.9

The following table depicts the disaggregation of revenue according to segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Total
Three Months Ended September 30, 2025
Transaction and clearing fees	$519.0	$305.1	$52.4	$23.8	$19.6	$—	$919.9
Access and capacity fees	47.0	36.6	11.8	5.7	2.8	—	103.9
Market data fees	37.2	32.8	10.8	2.5	0.4	—	83.7
Regulatory fees	10.8	1.0	—	—	—	—	11.8
Other revenue	2.0	2.3	17.8	—	0.3	—	22.4
	$616.0	$377.8	$92.8	$32.0	$23.1	$—	$1,141.7
Timing of revenue recognition
Services transferred at a point in time	$531.8	$308.4	$70.2	$23.8	$19.9	$—	$954.1
Services transferred over time	84.2	69.4	22.6	8.2	3.2	—	187.6
	$616.0	$377.8	$92.8	$32.0	$23.1	$—	$1,141.7

Three Months Ended September 30, 2024
Transaction and clearing fees	$405.3	$231.0	$40.5	$31.7	$17.4	$—	$725.9
Access and capacity fees	42.3	33.2	10.3	5.7	2.7	—	94.2
Market data fees	30.5	30.2	10.0	2.4	0.4	—	73.5
Regulatory fees	31.0	107.9	—	0.1	—	—	139.0
Other revenue	1.2	1.3	20.3	—	0.2	0.1	23.1
	$510.3	$403.6	$81.1	$39.9	$20.7	$0.1	$1,055.7
Timing of revenue recognition
Services transferred at a point in time	$437.5	$340.2	$60.8	$31.8	$17.6	$0.1	$888.0
Services transferred over time	72.8	63.4	20.3	8.1	3.1	—	167.7
	$510.3	$403.6	$81.1	$39.9	$20.7	$0.1	$1,055.7

	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Total
Nine Months Ended September 30, 2025
Transaction and clearing fees	$1,451.8	$877.0	$157.2	$75.2	$59.0	$—	$2,620.2
Access and capacity fees	136.3	106.7	34.6	17.0	8.3	—	302.9
Market data fees	106.4	96.6	32.2	7.4	1.3	—	243.9
Regulatory fees	77.3	193.0	—	0.1	—	—	270.4
Other revenue	4.6	6.4	60.9	0.1	0.8	—	72.8
	$1,776.4	$1,279.7	$284.9	$99.8	$69.4	$—	$3,510.2
Timing of revenue recognition
Services transferred at a point in time	$1,533.7	$1,076.4	$218.1	$75.4	$59.8	$—	$2,963.4
Services transferred over time	242.7	203.3	66.8	24.4	9.6	—	546.8
	$1,776.4	$1,279.7	$284.9	$99.8	$69.4	$—	$3,510.2

Nine Months Ended September 30, 2024
Transaction and clearing fees	$1,181.0	$709.9	$118.2	$83.3	$50.0	$(0.4)	$2,142.0
Access and capacity fees	125.6	93.5	30.4	16.9	8.3	0.1	274.8
Market data fees	90.6	91.2	29.5	6.8	1.1	—	219.2
Regulatory fees	68.9	206.0	—	0.2	—	—	275.1
Other revenue	3.9	5.9	65.3	—	0.6	0.1	75.8
	$1,470.0	$1,106.5	$243.4	$107.2	$60.0	$(0.2)	$2,986.9
Timing of revenue recognition
Services transferred at a point in time	$1,253.8	$921.8	$183.5	$83.5	$50.6	$(0.3)	$2,492.9
Services transferred over time	216.2	184.7	59.9	23.7	9.4	0.1	494.0
	$1,470.0	$1,106.5	$243.4	$107.2	$60.0	$(0.2)	$2,986.9
__________________________
(1)The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from 2024 have been retained in the former Digital segment for comparative purposes. See Note 1 (“Organization and Basis of Presentation”) for additional information.

Contract liabilities as of September 30, 2025 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at December 31, 2024	Cash Additions	Revenue Recognized	Balance at September 30, 2025
Liquidity provider sliding scale (1)	$2.4	$4.8	$(5.4)	$1.8
Other, net (2)	4.2	12.9	(12.0)	5.1
Total deferred revenue	$6.6	$17.7	$(17.4)	$6.9
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
3.    ACQUISITIONS
Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company expensed $0.2 million and $27.3 thousand of acquisition-related costs during the three months ended September 30, 2025 and 2024, respectively, primarily related to compensation and professional fees. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.
The Company expensed $0.4 million and $1.2 million of acquisition-related costs during the nine months ended September 30, 2025 and 2024, respectively, primarily related to compensation, professional fees, and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.
4.    INVESTMENTS
As of September 30, 2025 and December 31, 2024, the Company’s investments were comprised of the following (in millions):

	September 30, 2025	December 31, 2024
Equity method investments:
Investment in 7Ridge Investments 3 LP	$362.8	$321.3
Total equity method investments	362.8	321.3

Other equity investments:
Investment in Japannext Co., Ltd.	36.5	36.5
Investment in CSD BR	10.3	5.9
Investment in Eris Innovations Holdings, LLC	9.5	9.5
Investment in Talos Global, Inc.	5.0	4.4
Investment in Vest Group Inc.	2.9	2.9
Investment in OCC	0.3	0.3
Other equity investments	2.9	2.9
Total other equity investments	67.4	62.4

Total investments	$430.2	$383.7
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

The Company’s interest in the 7Ridge Fund is equal to the carrying value of the investment as of September 30, 2025, or $362.8 million, which includes periodic capital contributions to the 7Ridge Fund, as well as the Company’s share of 7Ridge Fund’s profit or loss, including gains or losses arising from the fair value measurement of the investment held by the 7Ridge Fund, which are included in the carrying value of the investment balance. The carrying value of the investment is included in investments within the condensed consolidated balance sheets. The Company’s maximum loss exposure, in the unlikely event that all of the VIE’s assets become worthless, is limited to the carrying value of the Company’s investment.
On July 30, 2025, Trading Technologies International Inc. ("Trading Technologies"), which is wholly-owned by the 7Ridge Fund, announced an investment transaction that would result in its sale to a third party. Subject to regulatory approval, the transaction is expected to close in the fourth quarter of 2025. In accordance with the investment agreements, affiliates of the 7Ridge Fund are entitled to a portion of the sale proceeds, with the remainder allocated to the limited partners, including the Company. As of September 30, 2025, the carrying value of the investment reflects assumptions related to the estimated fair value of Trading Technologies based on the agreed sales price. A gain of $45.6 million is included in earnings on investments, net on the condensed consolidated statements of income for the three months ended September 30, 2025.
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
In the third quarter of 2025, the Company recorded a gain of $5.0 million related to the Company's investments in CSD BR and Talos Global, Inc. (following Talos Global's acquisition of Coin Metrics, Inc.). The gain was recorded based on management's assessment of the fair value of the investments due to observable transactions. The gain was recorded to other income (expense), net on the condensed consolidated statements of income.
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024
Construction in progress	$1.7	$3.3
Furniture, equipment, and leasehold improvements	332.7	306.3
Total property and equipment	334.4	309.6
Less accumulated depreciation	(208.3)	(191.6)
Property and equipment, net	$126.1	$118.0
Depreciation expense using the straight-line method was $11.4 million and $8.6 million for the three months ended September 30, 2025 and 2024, respectively, and $31.0 million and $25.2 million for the nine months ended September 30, 2025 and 2024, respectively.
6.    CREDIT LOSSES
Current expected credit losses are estimated for accounts receivable and certain notes receivable.
Accounts receivable represent amounts due from the Company’s member firms. The allowance for accounts receivable credit losses is calculated using an aging schedule.
The allowance for notes receivable credit losses is associated with notes receivable included within other assets, net on the condensed consolidated balance sheets and relates to promissory notes to fund the implementation and operation of the Consolidated Audit Trail (“CAT”), a portion of which notes are expected to be repaid by Consolidated Audit Trail, LLC (“CATLLC”). CAT involves the creation, implementation, and maintenance of an audit trail that is required by Rule 613 under the Securities Exchange Act of 1934 (“Rule 613”), and it strives to enhance regulators’ ability to monitor trading activity in the U.S. national securities markets. CATLLC is a national market system (“NMS”) plan that was created by self-regulatory organizations that include the Cboe U.S. national securities exchanges, the other U.S. national securities exchanges, and FINRA (who collectively are referred to as the “Plan Participants”) to implement and operate the CAT.
On September 6, 2023, the SEC issued an order approving an amendment to the CAT NMS plan to implement a revised funding model (“CAT Funding Model”) for CATLLC to fund the CAT. The approved CAT Funding Model contemplates two categories of CAT fees calculated based on the “executed equivalent shares” of transactions in eligible securities: (i) CAT fees assessed by CATLLC to Industry Members who are CAT Executing Brokers (the brokers responsible for executing each side of the transaction) to recover a portion of historical CAT costs previously paid by CATLLC and funded through loans made by the Plan Participants; and (ii) CAT fees assessed by CATLLC to CAT Executing Brokers and Plan Participants to fund prospective CAT costs.
Prior to September 3, 2024, the funding of the CAT was solely provided to CATLLC by the Plan Participants through non-interest bearing loans in exchange for promissory notes. ~~P~~ursuant to the CAT Funding Model, the Plan Participants submitted fee filings on behalf of CATLLC for CATLLC to recover a portion of historical CAT costs incurred prior to 2022, and those filings became effective as of October 1, 2024. CATLLC began remitting funds collected from CAT Executing Brokers to the Plan Participants in December 2024 to begin paying back a portion of the loans made by the Plan Participants to fund the CAT prior to 2022.
Additional CAT fees related to a portion of other historical CAT costs incurred between January 1, 2022 and July 15, 2024 are planned to be introduced at a later time through separate fee filings submitted by the Plan Participants on behalf of CATLLC. Portions of promissory notes related to the funding of the implementation and operation of the CAT may not be collectible, including if the SEC finds that the Plan Participants did not satisfy any of the financial accountability milestones.
Pursuant to fee filings submitted by Plan Participants, as of September 3, 2024, CATLLC began assessing transaction-based fees to CAT Executing Brokers (on each side of the transaction) to cover a portion of prospective CAT costs. At the same time, CATLLC also began assessing a transaction-based fee to the respective Plan Participants for the same amount. To continue to fund CATLLC as it transitioned to collecting fees from Industry Members and Plan Participants to cover ongoing CAT costs in accordance with the CAT Funding Model, Plan Participants temporarily issued short-term loans to CATLLC in exchange for notes to cover CAT costs that were payable by CATLLC until CATLLC collected sufficient proceeds from the fees to cover those costs. As of January 2025, CATLLC has fully repaid these short-term loans through funds collected from the fees assessed to CAT Executing Brokers and Plan Participants. CATLLC has also used the funds collected to pay CATLLC expenses and has retained excess funds as a reserve per the CAT Funding Model and budget.
The Plan Participants submit prospective fee filings on behalf of CATLLC with updated rates approximately every six months to update the transaction fee rates as necessary to cover prospective CAT costs. The Cboe Exchanges have no plans to make further short-term loans to CATLLC to fund CAT, but if prospective fee filings are no longer able to be submitted by Plan Participants on behalf of CATLLC as a result of ongoing litigation or regulatory developments, the extension of additional short-term loans to CATLLC in exchange for notes to fund the CAT may occur.
On July 25, 2025, the 11th Circuit issued an opinion and held that the CAT Funding Model Order is arbitrary and capricious and in violation of the Administrative Procedures Act. The 11th Circuit vacated the CAT Funding Model Order, stayed its decision for sixty days after issuance of the mandate, and remanded the matter to the SEC for further proceedings consistent with the 11th Circuit's opinion. On September 30, 2025, the 11th Circuit issued its mandate and the deadline for the SEC to act is November 29, 2025. As a result, the Plan Participants may continue to incur additional significant costs related to the historical, current, and future funding of the implementation and operation of the CAT, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT. The Company plans to continue to explore potential applicable avenues to recoup historical and potential future CAT costs.
The allowance for notes receivable credit losses associated with the CAT is calculated using a methodology that is primarily based on the structure of the notes and various potential outcomes under the CAT Funding Model. See Note 21 (“Commitments, Contingencies, and Guarantees”) for more information.
The following represents the changes in allowance for credit losses during the nine months ended September 30, 2025 (in millions):

	Allowance for notes receivable credit losses	Allowance for accounts receivable credit losses	Total allowance for credit losses
Balance at December 31, 2024	$30.1	$6.6	$36.7
Current period provision for expected credit losses	—	0.5	0.5
Write-offs charged against the allowance	—	(0.4)	(0.4)
Recoveries collected	—	(0.1)	(0.1)
Balance at September 30, 2025	$30.1	$6.6	$36.7

7.    OTHER ASSETS, NET
Other assets, net consisted of the following as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024
Software development work in progress	$15.0	$18.7
Data processing software	143.8	126.4
Less accumulated depreciation and amortization	(103.7)	(98.3)
Data processing software, net	55.1	46.8
Other assets (1)	121.9	135.9
Other assets, net	$177.0	$182.7
___________________________
(1)At September 30, 2025 and December 31, 2024, the majority of the balance included notes receivable, net of allowance, and long-term prepaid assets, respectively. As of September 30, 2025 and December 31, 2024, the notes receivable, net balance was $112.1 million and $124.2 million, respectively. See Note 6 (“Credit Losses”) for more information on the notes receivable, net of allowance, included within other assets, net on the condensed consolidated balance sheets.
Amortization expense related to data processing software was $2.3 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively, and $7.3 million and $7.5 million for the nine months ended September 30, 2025 and 2024, respectively.
On July 23, 2025, the Company announced its decision to wind down Cboe's Japanese equities business, including the operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform. The Company suspended operations for these businesses on August 29, 2025, and expects to formally close the businesses subject to consultation with regulators. As a result, the Company recorded an impairment charge of $2.7 million related to data processing software for the three and nine months ended September 30, 2025.
8.    GOODWILL, INTANGIBLE ASSETS, NET, AND DIGITAL ASSETS HELD
The following table presents the details of goodwill by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Total
Balance as of December 31, 2024	$306.0	$1,990.8	$560.0	$267.4	$3,124.2
Changes in foreign currency exchange rates	—	4.9	17.8	—	22.7
Balance as of September 30, 2025	$306.0	$1,995.7	$577.8	$267.4	$3,146.9
Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, and Global FX. No goodwill has been allocated to the Futures segment. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.
The following table presents the details of the intangible assets by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Total
Balance as of December 31, 2024	$126.4	$879.6	$326.7	$44.2	$1,376.9
Sales	—	(0.6)	—	—	(0.6)
Amortization	(4.8)	(30.0)	(10.7)	(7.3)	(52.8)
Changes in foreign currency exchange rates	—	2.2	23.5	—	25.7
Impairment	—	—	(18.9)	—	(18.9)
Balance as of September 30, 2025	$121.6	$851.2	$320.6	$36.9	$1,330.3
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
In the second quarter of 2025, Cboe Japan experienced declines in its market share as a result of increased market competition. The decline in market share was evaluated as a potential indication of impairment and the Company performed an interim impairment test for the long-lived intangible assets recognized in the Europe and Asia Pacific reporting unit. The Company concluded that the carrying value of Cboe Japan’s customer relationships long-lived intangible assets exceeded their estimated fair value, as their projected future cash flows did not support their valuation, and recorded an impairment charge of $17.1 million in the condensed consolidated statements of income for the three and six months ended June 30, 2025. The Company also evaluated the indefinite-lived intangible assets and goodwill of the Europe and Asia Pacific reporting unit and, based on the results of the assessments, determined there was no additional impairment required for the three and six months ended June 30, 2025 as the fair values exceeded the carrying values, respectively.
On July 23, 2025, the Company announced its decision to wind down Cboe’s Japanese equities business, including the operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform. The Company suspended operations for these businesses on August 29, 2025 and expects to formally close the businesses subject to consultation with regulators. As a result, the Company recorded an additional impairment charge of $1.8 million related to indefinite-lived intangible assets for the three months ended September 30, 2025. The Company recorded impairment charges totaling $18.9 million related to intangible assets for the nine months ended September, 2025.
For the three and nine months ended September 30, 2025 and 2024, amortization expense was $17.2 million and $20.7 million, and $52.8 million and $68.2 million, respectively. The estimated future amortization expense is $17.2 million for the remainder of 2025, $62.7 million for 2026, $55.8 million for 2027, $50.2 million for 2028, and $45.6 million for 2029.
Intangible assets have been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, and Global FX. No intangible assets have been allocated to the Futures segment. Indefinite-lived intangibles impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. The following tables present the categories of intangible assets by segment as of September 30, 2025 and December 31, 2024 (in millions, except as stated):

	September 30, 2025				Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX
Trading registrations and licenses	$95.5	$604.4	$218.6	$—	Indefinite
Customer relationships	46.6	411.4	203.8	140.0	13
Market data customer relationships	53.6	322.0	64.9	64.4	7
Technology	28.1	56.0	35.6	22.5	6
Trademarks and trade names	12.9	8.1	2.5	1.2	4
Digital assets held	—	0.8	—	—	Indefinite
Accumulated amortization	(115.1)	(551.5)	(204.8)	(191.2)
	$121.6	$851.2	$320.6	$36.9

	December 31, 2024				Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX
Trading registrations and licenses	$95.5	$603.4	$205.2	$—	Indefinite
Customer relationships	46.6	409.7	209.2	140.0	14
Market data customer relationships	53.6	322.0	60.8	64.4	7
Technology	28.1	55.5	33.6	22.5	7
Trademarks and trade names	12.9	8.1	2.3	1.2	5
Digital assets held	—	1.2	—	—	Indefinite
Accumulated amortization	(110.3)	(520.3)	(184.4)	(183.9)
	$126.4	$879.6	$326.7	$44.2
In October 2022, the Company, through its wholly-owned subsidiary Cboe Netherlands Services Company B.V., entered into a Data Provider Agreement with Pyth Data Association (“Pyth”) to create a data feed and begin publishing limited derived equities market data for certain symbols from EDGA on the Pyth Network, a decentralized financial market data distribution platform for aggregated data. In exchange, Pyth granted Cboe Netherlands Services Company B.V. 16,666,666 restricted PYTH tokens which unlock annually over a four-year period in equal tranches; the first and second 25% tranches of PYTH tokens unlocked in May 2024 and 2025, respectively. The PYTH tokens, which are included within intangible assets, net in the condensed consolidated balance sheets, are carried at their historical value of $0.06 per token and are reviewed each reporting period for potential impairment.
In May 2024, the Company recorded $1.0 million in market data fees revenue on the condensed consolidated statements of income, which represents the historical value of the grant of 16,666,666 restricted PYTH tokens earned for satisfying the performance obligations outlined in the Data Provider Agreement. The Company has earned additional PYTH tokens by continuing to provide data to the Pyth Network through various Pyth Reward Programs that have run since May 2023. During the three and nine months ended September 30, 2025, the Company sold 4.3 million and 8.5 million PYTH tokens, respectively, and recognized a $0.4 million and $1.0 million gain, respectively. Through September 30, 2025, the Company earned approximately 790,000 additional PYTH tokens via the Pyth Reward Programs. The Company recorded additional intangible assets and revenue based on the token's fair value when earned.
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024
Compensation and benefit-related liabilities	$71.2	$89.8
Royalties	53.5	44.4
Accrued liabilities	64.6	74.4
Current operating lease liabilities	25.1	19.9
Rebates payable	131.6	93.5
Marketing fee payable	21.8	19.7
Current unrecognized tax benefits	135.2	0.1
Accounts payable	14.7	17.9
Total accounts payable and accrued liabilities	$517.7	$359.7
10.    DEBT
The Company’s debt consisted of the following as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	$649.1	$648.6
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	496.1	495.5
$300 million fixed rate Senior Notes due March 2032, stated rate of 3.000%	297.2	296.9
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Total debt	$1,442.4	$1,441.0
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
Indenture
Under the Indenture, the Company may issue debt securities, which includes the Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At September 30, 2025, the Company was in compliance with these covenants.
Revolving Credit Agreement
On February 25, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which amended and restated the prior revolving credit agreement.
The Revolving Credit Agreement provides for a senior unsecured $400 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $200 million, for a total of $600 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of September 30, 2025, no subsidiaries were designated as additional borrowers.
Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of September 30, 2025, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at September 30, 2025, $400 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.
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
Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on February 25, 2027, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries, and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.25 to 1.00 on one occasion and 4.00 to 1.00 on another occasion, in each case, for four consecutive fiscal quarters; provided that, prior to the exercise of the second such financial covenant step-up, the maximum consolidated leverage ratio shall have returned to a level of 3.50 to 1.00 for at least two consecutive fiscal quarters. At September 30, 2025, the Company was in compliance with these covenants and did not exercise financial covenant step-up.
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
Subject to certain conditions stated in the Facility, Cboe Clear Europe may borrow, prepay, and reborrow amounts under the Facility at any time during the term of the Facility. The Facility will terminate and all amounts owing thereunder will be due and payable on June 26, 2026, unless the commitments are terminated earlier, either at the request of Cboe Clear Europe or, if an event of default occurs, by the Lenders (or automatically in the case of certain bankruptcy-related events).
The Facility contains customary representations, warranties, and covenants for facilities of its type, including events of default of the Company and Cboe Clear Europe and indemnification provisions in favor of the Lenders. In particular, the covenants include restrictions regarding the incurrence of liens by Cboe Clear Europe and its subsidiaries, and an event of default will be triggered if Cboe Clear Europe ceases its business, subject to certain exceptions in each case. There is also a requirement for the net worth of (a) the Company (on a consolidated basis) to be no less than $1.75 billion on the date of each drawdown and delivery of compliance certificates and (b) Cboe Clear Europe to be the higher of €30 million and any such amount required for Cboe Clear Europe to meet minimum liquidity regulations under applicable regulation at all times.
As of September 30, 2025, no borrowings were outstanding under the Facility. Accordingly, at September 30, 2025, €1.20 billion of borrowing capacity was available for the purposes permitted by the Facility. At September 30, 2025, the Company and Cboe Clear Europe were in compliance with applicable covenants.

Notes Payments and Contractual Interest
The future expected repayments related to the Senior Notes as of September 30, 2025 are as follows (in millions):

Remainder of 2025	$—
2026	—
2027	650.0
2028	—
2029	—
Thereafter	800.0
Principal amounts repayable	1,450.0
Debt issuance costs	(4.4)
Unamortized discounts on notes	(3.2)
Total debt outstanding	$1,442.4
Interest, commitment, and other relevant fees, subject to the specific terms of the debt obligation, are recognized as incurred in interest expense in the condensed consolidated statements of income.
Components of interest expense, net recognized in the condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of interest expense:
Contractual interest	$12.7	$12.2	$37.2	$36.8
Amortization of debt discount and issuance costs	0.6	0.6	1.8	1.8
Interest expense	$13.3	$12.8	$39.0	$38.6
Interest income	(14.3)	(11.4)	(34.0)	(20.1)
Interest (income) expense, net	$(1.0)	$1.4	$5.0	$18.5
11.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET
The following represents the changes in accumulated other comprehensive (loss) income, net by component (in millions):

	Foreign Currency Translation Adjustment	Post-Retirement Benefits, Net	Accumulated Other Comprehensive (Loss) Income, Net
Balance at December 31, 2024	$(48.6)	$0.2	$(48.4)
Other comprehensive income	72.9	0.1	73.0
Balance at September 30, 2025	$24.3	$0.3	$24.6
12.    CLEARING OPERATIONS
Cboe operates two clearinghouses, Cboe Clear Europe and Cboe Clear U.S., each of which acts as a central counterparty that provides clearing and settlement services.
Cboe Clear Europe
Cboe Clear Europe is a European equities central counterparty that provides post-trade services to stock exchanges, MTFs, over-the-counter (“OTC”) equities trades and an equity derivatives exchange. Cboe Clear Europe clears equities from eighteen European markets and the United States, as well as Depositary Receipts, ETFs, and equity-like instruments. In addition, Cboe Clear Europe clears equity derivatives in ten European markets, including on index futures, index options, and single stock options.
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
Cboe Clear Europe only assumes the guarantor role if it has an equal and offsetting claim against a clearing participant. Cboe Clear Europe, with respect to SFT services, utilizes The Bank of New York Mellon Corporation and J.P. Morgan as Tri-Party Collateral Agents for non-cash collateral, central and correspondent banks for the exchange of cash collateral, while Pirum serves as the transmitter of transactions and post-trade lifecycle events on behalf of our mutual clients. For the three months ended September 30, 2025, there have been no events of default for which a liability is required to be recognized in accordance with GAAP.
Cboe Clear Europe Clearing Participant Deposits
Cboe Clear Europe generally requires all clearing participants to deposit collateral to help mitigate Cboe Clear Europe’s exposure to credit risk in the event that a clearing participant fails to meet a financial or contractual obligation.
Margin Deposits
Margin deposits, which are predominantly in the form of cash and cash equivalents, are deposits made by each clearing participant to Cboe Clear Europe to cover the credit risk of its failure to fulfill its obligations in the trade. Cboe Clear Europe maintains and manages all cash deposits related to margin deposits. Substantially all risks and rewards of cash and cash equivalents margin deposit ownership, including net interest income, belong to Cboe Clear Europe and are recorded in cash and spot markets on the condensed consolidated statements of income. In the event of a default, Cboe Clear Europe can access the defaulting participant’s margin deposits to cover the defaulting participant’s losses. For more information, see “Default and Liquidity Waterfalls” below.
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
Cboe Clear U.S.
Cboe Clear U.S. is a derivatives clearinghouse and central counterparty that provides clearing and settlement of digital asset derivatives trades, such as cash-settled Bitcoin and Ether futures contracts that are available for trading on CFE (and were formerly available for trading on Cboe Digital Exchange). Cboe Clear U.S. is registered as a Derivatives Clearing Organization (“DCO”) regulated by the CFTC. As of March 10, 2025, Cboe Clear U.S. surrendered all of its previously held state licenses for operating the Cboe Digital spot market, which is now closed. Cboe Clear U.S.’s registration with the U.S. Treasury Financial Crimes Enforcement Network (“FinCEN”) as a money services business (“MSB”) expired on July 12, 2025.
Cboe Clear U.S. performs a guarantee function whereby Cboe Clear U.S. helps to ensure that the obligations of the transactions it clears are fulfilled. Cboe Clear U.S. attempts to mitigate this risk by performing internal compliance and due diligence procedures as well as implementing internal risk controls. Cboe Clear U.S.'s due diligence procedures include, among other things; review of the corporate information, financial position of clearing members, and risk management reviews, including monitoring of Cboe Clear U.S.'s risk exposure thresholds. A clearing member is required to deposit collateral, which is in the form of cash, for futures products to cover some or all of the credit risk in the case of a failure to fulfill its obligations. As of September 30, 2025, Cboe Clear U.S. held $25.0 million as a clearinghouse contribution to default financial resources, to be utilized in the event a Futures Commission Merchant's clearing member is declared in default. The clearinghouse corporate contribution is considered restricted cash and is included in other current assets on the condensed consolidated balance sheet. As of September 30, 2025, Cboe Clear U.S. does not expect a material loss concerning credit risk on any member participant.
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

Margin Deposits, Clearing Funds, and Interoperability Funds
The details of margin deposits, clearing funds, and interoperability funds as of September 30, 2025 and December 31, 2024, are as follows (in millions):

	September 30, 2025
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe central bank account	$528.7	$9.5	$61.2	$599.4
Cboe Clear Europe reverse repurchase and other (1)	322.1	249.9	468.4	1,040.4
Cboe Clear U.S. customer bank deposits	1.0	—	—	1.0
Total cash margin deposits, clearing funds, and interoperability funds	$851.8	$259.4	$529.6	$1,640.8

	September 30, 2025
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe non-cash contributions (2)	$881.7	$94.5	$298.3	$1,274.5

	December 31, 2024
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe central bank account	$378.4	$173.7	$289.3	$841.4
Cboe Clear Europe reverse repurchase and other	—	—	—	—
Cboe Clear U.S. customer bank deposits	4.1	—	—	4.1
Total cash margin deposits, clearing funds, and interoperability funds	$382.5	$173.7	$289.3	$845.5

	December 31, 2024
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe non-cash contributions (2)	$691.4	$80.1	$225.9	$997.4
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
The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$0.3	$0.3	$—	$—
Marketable securities (1):
Mutual funds	26.8	26.8	—	—
Money market funds	7.1	7.1	—	—
Note receivable - building sale (2)	6.6	—	—	6.6
Total assets	$40.8	$34.2	$—	$6.6

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$70.0	$70.0	$—	$—
Marketable securities (1):
Mutual funds	23.8	23.8	—	—
Money market funds	16.5	16.5	—	—
Note receivable - building sale (3)	6.2	—	—	6.2
Total assets	$116.5	$110.3	$—	$6.2
___________________________
(1)These amounts are reflected within financial investments in the condensed consolidated balance sheets.
(2)This amount is reflected within other current assets, net in the condensed consolidated balance sheets.
(3)This amount is reflected within other assets, net in the condensed consolidated balance sheets.
The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:
Financial Investments
Financial investments consist of highly liquid U.S. Treasury securities and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter-dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of financial investments for the period ended September 30, 2025. See Note 15 (“Employee Benefit Plans”) for more information.
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
The Company has elected the fair value option available under ASC 825 for this note. The initial adjustment in fair value was recognized in other income (expense), net and subsequent changes in fair value are reported in interest income on the condensed consolidated statements of income. The fair value is calculated using the initial projected amortization schedule, credit risk assumptions, and implied interest rates for similar instruments. These inputs are considered Level 3 in the fair value hierarchy. The note is within other current assets on the condensed consolidated balance sheet as of September 30, 2025. The fair value option was not elected for other notes receivable described in Note 7 (“Other Assets, Net”) due to uncertain payment terms and credit and legal risks as described in Note 6 (“Credit Losses”). The note receivable related to the building sale was not 90 days or more past due or in non-accrual status as of September 30, 2025.
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
Equity investments without readily determinable fair values that are valued using the measurement alternative are measured at fair value on a non-recurring basis. No observable transactions or impairments impacted the measurements of the investments accounted for as other equity investments, other than those described in Note 4 (“Investments”). These measurements are considered Level 3 and these assets are recognized at fair value.

Fair Value of Assets and Liabilities
The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$0.3	$0.3	$—	$—
Deferred compensation plan assets (1)	33.9	33.9	—	—
Note receivable - building sale (2)	6.6	—	—	6.6
Total assets	$40.8	$34.2	$—	$6.6
Liabilities:
Deferred compensation plan liabilities (3)	$33.9	$33.9	$—	$—
Debt (4)	1,363.3	—	1,363.3	—
Total liabilities	$1,397.2	$33.9	$1,363.3	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (1)	$70.0	$70.0	$—	$—
Deferred compensation plan assets (1)	40.3	40.3	—	—
Note receivable - building sale (5)	6.2	—	—	6.2
Total assets	$116.5	$110.3	$—	$6.2
Liabilities:
Deferred compensation plan liabilities (3)	$40.3	$40.3	$—	$—
Debt (4)	1,317.0	—	1,317.0	—
Total liabilities	$1,357.3	$40.3	$1,317.0	$—
___________________________
(1)These amounts are reflected within financial investments in the condensed consolidated balance sheets.
(2)This amount is reflected within other current assets in the condensed consolidated balance sheets.
(3)These amounts are reflected within other non-current liabilities in the condensed consolidated balance sheets.
(4)These balances are presented at fair value in this table, but are carried at their historical value within the condensed consolidated balance sheets.
(5)This amount is reflected within other assets, net in the condensed consolidated balance sheets.
Certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, income tax receivable, margin deposits, clearing funds, and interoperability funds, accounts payable, Section 31 fees payable, and certain notes receivable are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.
Debt
The debt balance consists of fixed rate Senior Notes. The fair values of the Senior Notes are classified as Level 2 under the fair value hierarchy and are estimated using prevailing market quotes.
At September 30, 2025 and December 31, 2024, the fair values of the Company’s debt obligations were as follows (in millions):

	September 30, 2025	December 31, 2024
3.650% Senior Notes	$646.7	$638.4
1.625% Senior Notes	439.7	416.2
3.000% Senior Notes	276.9	262.4

Information on Level 3 Financial Assets and Liabilities
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities during the three and nine months ended September 30, 2025 (in millions):

	Level 3 Financial Assets for the Three Months Ended September 30, 2025
	Balance at Beginning of Period	Gains during Period	Adjustments	Additions	Settlements	Foreign Currency Translation	Balance at End of Period
Assets:
Note receivable - building sale	$6.4	$0.2	$—	$—	$—	$—	$6.6
Total assets	$6.4	$0.2	$—	$—	$—	$—	$6.6

	Level 3 Financial Assets for the Nine Months Ended September 30, 2025
	Balance at Beginning of Period	Gains during Period	Adjustments	Additions	Settlements	Foreign Currency Translation	Balance at End of Period
Assets:
Note receivable - building sale	$6.2	$0.4	$—	$—	$—	$—	$6.6
Total assets	$6.2	$0.4	$—	$—	$—	$—	$6.6
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

Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, including exchange traded funds, exchange traded notes, and exchange traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities transaction services of Cboe Australia and formerly, Cboe Japan, operators of trading venues in Australia and Japan, respectively, along with equities transactions that occurred on the BIDS Trading platform in Japan. Cboe Europe operates lit and dark books, a periodic auctions book, a closing cross book, and two BIDS orderbooks; a Large-in-Scale (“LIS”) trading negotiation facility and - predominantly for UK and Swiss symbols - a volume-weighted average price (“VWAP”) trajectory crossing facility. Cboe NL, based in Amsterdam, operates similar business functionality to that offered by Cboe Europe (with the exception of Trajectory Crossing), and provides for trading only in European Economic Area (“EEA”) symbols. Cboe Europe Derivatives, a pan-European derivatives platform, offers futures and options based on Cboe Europe equity indices, and single stock options. Cboe Clear Europe offers the clearing of equity and equity-like instruments for Cboe-operated and other regulated trading venues, the clearing of derivative transactions executed on CEDX, and has recently introduced a service to clear SFT. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia and, formerly, Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.
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
Comparative-period results have been presented for historical purposes but have not been recast as the historic results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the three and nine months ended September 30, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment. See Note 1 (“Organization and Basis of Presentation”) for more information.
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

Summarized financial data of reportable segments were as follows (in millions):

	Three Months Ended September 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (e)	Corporate Items and Eliminations	Total
Revenues	$616.0	$377.8	$92.8	$32.0	$23.1	$—	$—	$1,141.7
Cost of revenues	235.2	274.3	23.7	2.4	0.6	—	—	536.2
Revenues less cost of revenues	380.8	103.5	69.1	29.6	22.5	—	—	605.5
Depreciation and amortization	7.6	11.7	8.2	0.6	2.8	—	—	30.9
Other segment operating expenses (a)	98.8	38.3	44.5	12.2	8.2	—	2.3	204.3
Operating income (loss)	$274.4	$53.5	$16.4	$16.8	$11.5	$—	$(2.3)	$370.3

Non-operating income (expenses):
Interest expense (b)	$—	$—	$(2.4)	$—	$—	$—	$(10.9)	$(13.3)
Interest income (b)	0.2	0.9	1.1	0.6	—	—	11.5	14.3
Earnings on investments, net (b)	—	0.4	—	—	—	—	52.3	52.7
Other income, net (b)	0.2	0.2	1.4	—	—	—	4.3	6.1
Income before income tax provision	274.8	55.0	16.5	17.4	11.5	—	54.9	430.1
Income tax provision (c)	—	1.0	0.3	—	—	—	128.0	129.3
Net income (loss) (d)	$274.8	$54.0	$16.2	$17.4	$11.5	$—	$(73.1)	$300.8

	Three Months Ended September 30,
	2024
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (e)	Corporate Items and Eliminations	Total
Revenues	$510.3	$403.6	$81.1	$39.9	$20.7	$0.1	$—	$1,055.7
Cost of revenues	189.4	305.6	25.5	1.9	0.7	0.6	—	523.7
Revenues less cost of revenues	320.9	98.0	55.6	38.0	20.0	(0.5)	—	532.0
Depreciation and amortization	6.6	14.1	7.2	0.6	3.1	0.1	0.1	31.8
Other segment operating expenses (a)	93.1	39.8	37.1	8.0	7.7	5.6	1.5	192.8
Operating income (loss)	$221.2	$44.1	$11.3	$29.4	$9.2	$(6.2)	$(1.6)	$307.4

Non-operating income (expenses):
Interest expense (b)	$—	$—	$(1.9)	$—	$—	$—	$(10.9)	$(12.8)
Interest income (b)	0.1	0.7	1.1	—	—	0.9	8.6	11.4
Earnings on investments, net (b)	—	—	—	—	—	—	1.0	1.0
Other (expense) income, net (b)	(0.2)	—	0.3	—	—	0.1	1.8	2.0
Income (loss) before income tax provision (benefit)	221.1	44.8	10.8	29.4	9.2	(5.2)	(1.1)	309.0
Income tax provision (benefit) (c)	—	0.7	(0.6)	—	—	—	90.4	90.5
Net income (loss) (d)	$221.1	$44.1	$11.4	$29.4	$9.2	$(5.2)	$(91.5)	$218.5

Summarized financial data of reportable segments were as follows (in millions) (continued from previous page):

	Nine Months Ended September 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (e)	Corporate Items and Eliminations	Total
Revenues	$1,776.4	$1,279.7	$284.9	$99.8	$69.4	$—	$—	$3,510.2
Cost of revenues	678.4	983.2	81.3	7.3	2.0	—	—	1,752.2
Revenues less cost of revenues	1,098.0	296.5	203.6	92.5	67.4	—	—	1,758.0
Depreciation and amortization	21.5	35.2	24.2	1.7	8.4	—	0.1	91.1
Other segment operating expenses (a)	284.3	116.1	136.2	36.3	24.7	—	6.0	603.6
Operating income (loss)	$792.2	$145.2	$43.2	$54.5	$34.3	$—	$(6.1)	$1,063.3

Non-operating income (expenses):
Interest expense (b)	$—	$—	$(6.2)	$—	$—	$—	$(32.8)	$(39.0)
Interest income (b)	0.6	2.5	3.2	1.8	0.1	—	25.8	34.0
Earnings on investments, net (b)	—	1.0	—	—	—	—	47.3	48.3
Other (expense) income, net (b)	(1.2)	(1.0)	1.1	—	0.2	—	9.2	8.3
Income before income tax provision (benefit)	791.6	147.7	41.3	56.3	34.6	—	43.4	1,114.9
Income tax provision (benefit) (c)	0.1	2.7	1.3	—	(0.1)	—	324.4	328.4
Net income (loss) (d)	$791.5	$145.0	$40.0	$56.3	$34.7	$—	$(281.0)	$786.5

	Nine Months Ended September 30,
	2024
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (e)	Corporate Items and Eliminations	Total
Revenues	$1,470.0	$1,106.5	$243.4	$107.2	$60.0	$(0.2)	$—	$2,986.9
Cost of revenues	535.0	817.6	79.4	3.9	1.8	1.3	—	1,439.0
Revenues less cost of revenues	935.0	288.9	164.0	103.3	58.2	(1.5)	—	1,547.9
Depreciation and amortization	20.1	44.2	21.7	1.8	10.4	2.6	0.1	100.9
Other segment operating expenses (a)	261.3	117.3	111.6	23.7	22.8	102.6	7.8	647.1
Operating income (loss)	$653.6	$127.4	$30.7	$77.8	$25.0	$(106.7)	$(7.9)	$799.9

Non-operating income (expenses):
Interest expense (b)	$0.1	$—	$(5.9)	$—	$—	$—	$(32.8)	$(38.6)
Interest income (b)	0.1	1.5	3.0	—	—	3.1	12.4	20.1
Earnings on investments, net (b)	—	—	—	—	—	—	29.2	29.2
Other income (expense), net (b)	0.6	0.1	(0.1)	—	(0.1)	1.6	(8.6)	(6.5)
Income (loss) before income tax provision (benefit)	654.4	129.0	27.7	77.8	24.9	(102.0)	(7.7)	804.1
Income tax provision (benefit) (c)	—	2.4	(2.2)	—	—	—	235.5	235.7
Net income (loss) (d)	$654.4	$126.6	$29.9	$77.8	$24.9	$(102.0)	$(243.2)	$568.4
__________________________________________________________
(a) Other segment operating expenses includes compensation and benefits, technology support services, professional fees and outside services, travel and promotional expenses, facilities costs, acquisition-related costs, impairment of assets, and other expenses. The disaggregation of expenses is not regularly provided to the CODM at the segment-level.
(b) Non-operating income (expenses) at the segment-level is not regularly provided to the CODM, however non-operating income (expenses) is a component of a measure that is regularly provided to the CODM, and therefore have been disclosed separately.
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
(e) The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from 2024 have been retained in the former Digital segment for comparative purposes. See Note 1 (“Organization and Basis of Presentation”) for additional information.

Geographical Information
The following summarizes revenues less cost of revenues based on primary jurisdiction (in millions):

	United States	Non-U.S.	Total
Revenues less cost of revenues:
Three months ended September 30, 2025	$527.6	$77.9	$605.5
Three months ended September 30, 2024	468.2	63.8	532.0

	United States	Non-U.S.	Total
Revenues less cost of revenues:
Nine months ended September 30, 2025	$1,527.7	$230.3	$1,758.0
Nine months ended September 30, 2024	1,357.9	190.0	1,547.9
15.    EMPLOYEE BENEFIT PLANS
Eligible U.S. employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Executive Retirement Plan and the Deferred Compensation Plan, which are defined contribution plans that are non-qualified under the Internal Revenue Code. Directors may contribute a percentage of their cash and equity compensation to cash and equity deferred compensation plans that are maintained by the Company and defer income taxes thereon. The non-qualified plans' assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $33.9 million and $40.3 million at September 30, 2025, and December 31, 2024, respectively. Although the value of the plans are recorded in financial investments on the condensed consolidated balance sheets, there is an equal and offsetting liability in other non-current liabilities. The investment results of the non-qualified plans have no impact on net income as the investment results are recorded in equal amounts to both compensation and benefits expense and other (expense) income, net in the condensed consolidated statements of income. The Company matches a portion of employee contributions made to the SMART Plan and Supplemental Executive Retirement Plan. The Company contributed $4.6 million and $4.1 million to these plans for the three months ended September 30, 2025, and 2024, respectively, and $13.1 million and $12.0 million for the nine months ended September 30, 2025, and 2024 respectively.
Eligible employees outside of the U.S., which includes employees of Cboe Europe, Cboe NL, Cboe Clear Europe, BIDS, Cboe Asia Pacific, and Cboe Canada are eligible to participate in various employee-selected stakeholder contribution plans or plans covered by local jurisdictions or by applicable laws. The Company’s contribution amounted to $1.3 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively, and $4.2 million and $3.7 million for the nine months ended September 30, 2025, and 2024 respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.
16.    REGULATORY CAPITAL
As broker-dealers registered with the SEC, Cboe Trading, BIDS Trading, and Cboe Fixed Income are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading, BIDS Trading, and Cboe Fixed Income compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of September 30, 2025, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. Cboe Fixed Income was required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $5.0 thousand.
As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at September 30, 2025, or the summation of the credit risk, market risk and fixed overheads requirements, as defined.
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
As of September 30, 2025, Cboe Digital Exchange is subject to regulatory capital requirements, but any capital requirements will cease when formal closure with regulators is complete. As a designated contract market regulated by the CFTC, Cboe Digital Exchange is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. The amounts presented below represent the greater of the two capital adequacy requirements.
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
As of September 30, 2025, Cboe Japan is subject to regulatory capital requirements, but any capital requirements will cease when formal closure with regulators is complete. Cboe Japan is regulated by the Japanese Financial Services Agency (“JFSA”) and the Japan Securities Dealers Association (“JSDA”). Cboe Japan is required to maintain a minimum level of regulatory capital ratio of 120% in accordance with such requirements prescribed by the JFSA and JSDA.

The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of September 30, 2025 (in millions):

Subsidiary	Regulatory Authority	Actual	Minimum Requirement
Cboe Trading	FINRA/SEC	$14.1	$0.9
BIDS Trading	FINRA/SEC	3.5	0.2
Cboe Fixed Income	FINRA/SEC	3.0	0.1
Cboe Europe	FCA	73.9	36.5
Cboe Chi-X Europe	FCA	0.3	0.1
Cboe NL	Dutch Authority for Financial Markets	20.1	11.6
Cboe Clear Europe	DNB	124.2	77.5
CFE	CFTC	182.1	43.5
Cboe SEF	CFTC	16.4	2.3
Cboe Digital Exchange	CFTC	23.7	—
Cboe Clear U.S.	CFTC	38.6	12.9
Cboe Australia	ASIC	14.4	5.3
Cboe Japan	JFSA	8.5	4.3
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
Stock-based compensation expense relating to employee awards is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income. The Company recognized stock-based compensation expense related to employee awards of $11.4 million and $9.6 million for the three months ended September 30, 2025 and 2024, respectively, and $35.4 million and $30.9 million for the nine months ended September 30, 2025, and 2024, respectively. Stock-based compensation expense relating to non-employee director awards is included in professional fees and outside services in the condensed consolidated statements of income. The Company recognized stock-based compensation expense related to non-employee director awards of $0.5 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $1.2 million for the nine months ended September 30, 2025, and 2024, respectively.
On May 28, 2025 the Company announced that Dave Howson, Executive Vice President and Global President, resigned from the Company, with his employment terminating at the end of the day on August 1, 2025. In connection with his resignation, Mr. Howson was allowed to (i) retain a pro rata portion of certain of his outstanding time-based restricted stock units that would vest in February 2026 based on the number of days worked through and including August 1, 2025 and forfeited the remainder and other outstanding time-based restricted stock units and (ii) retain a pro rata portion of the outstanding performance-based restricted stock units that would vest in February 2026 based on the number of days worked through and including August 1, 2025, which was paid out based on target performance through the end of the applicable performance period for each award, and forfeited the remainder and other outstanding performance-based restricted stock units.

The activity in the Company’s restricted stock, consisting of restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the nine months ended September 30, 2025 were as follows:
RSUs
The following table summarizes RSU activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted average grant date fair value
Nonvested stock at December 31, 2024	522,735	$153.20
Granted	279,207	212.03
Vested	(249,133)	140.62
Forfeited	(57,877)	186.36
Nonvested stock at September 30, 2025	494,932	$188.84
RSUs entitle the holder to one share of common stock upon vesting, with the exception of certain jurisdictions where the RSUs are settled in cash, typically vest over a three-year period, and vesting accelerates upon death, disability, or the occurrence of a qualified termination following a change in control. Vesting will also accelerate upon a qualified retirement where applicable and permitted. Where applicable and permitted, qualified retirement eligibility generally occurs once achieving 55 years of age and 10 years of service, although service requirements vary. Starting in 2024, the award agreements provide that in the event of a participant’s retirement, all unvested outstanding RSUs and a pro rata portion of unvested outstanding PSUs will continue to vest and be distributed in accordance with the award’s original vesting and settlement schedule, even after the applicable retirement date. Retirement eligibility will require, in addition to attaining the age and service requirements, as applicable, submission of 6 months of advance written notice of a retirement, as applicable, and submission, approval, and satisfactory completion of a transition plan. Unvested RSUs will be forfeited if the officer, or employee leaves the Company prior to the applicable vesting date, except in limited circumstances.
RSUs granted to non-employee members of the Board of Directors have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the RSUs will be forfeited if the director leaves the Board of Directors prior to the applicable vesting date.
The RSUs have no voting rights but entitle the holder to receive dividend equivalents.
During the nine months ended September 30, 2025, to satisfy employees’ tax obligations upon the vesting of restricted stock units, the Company purchased 95,036 shares of common stock totaling $20.5 million as the result of the vesting of 242,003 shares of restricted stock.
PSUs
The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted average grant date fair value
Nonvested stock at December 31, 2024	111,104	$168.45
Granted	92,533	231.94
Vested	(85,901)	143.95
Forfeited	(22,770)	231.22
Nonvested stock at September 30, 2025	94,966	$237.43
PSUs include awards related to earnings per share during the performance period as well as awards related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return PSUs which incorporated the following assumptions for awards granted in 2025: risk-free interest rate (3.71% to 4.25%), volatility (20.53% to 21.11%) and correlation with S&P 500 Index (-0.08 to 0.19). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of the Company’s common stock. The vesting period for the PSUs contingent on the achievement of performance conditions is three years. For each of the performance awards, the PSUs will be settled in shares of the Company’s common stock following vesting of the PSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration upon death, disability, or the occurrence of a qualified termination following a change in control.

Participants have no voting rights with respect to the PSUs until the issuance of the shares of common stock. Dividend equivalents are accrued by the Company and will be paid once the PSUs, contingent on the achievement of performance conditions, vest.
During the nine months ended September 30, 2025, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 35,067 shares of common stock totaling $7.6 million as a result of the vesting of 85,901 shares of performance stock.
As of September 30, 2025, there were $77.5 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 2.0 years.
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
The Company records stock-based compensation expense over the offering period related to the discount that is given to employees, which totaled $0.6 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and $1.7 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income. As of September 30, 2025, 441,140 shares were reserved for future issuance under the ESPP.
18.    EQUITY
Common Stock
The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of September 30, 2025, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 105,078,576 and 104,636,261 shares were issued and outstanding, respectively. As of December 31, 2024, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 104,693,373 and 104,686,478 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.
Common Stock in Treasury, at Cost
The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are retired or they are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. When treasury shares are retired, they are removed from the common stock in treasury balance. The Company held 442,315 and 6,895 shares of common stock in treasury as of September 30, 2025 and December 31, 2024, respectively.
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

The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the period presented as follows:

	Three Months Ended September 30,
	2025	2024
Number of shares of common stock repurchased	—	144,370
Average price paid per share	$—	$170.45
Total purchase price (in millions)	$—	$24.6
Since inception of the program through September 30, 2025, the Company has repurchased 21,063,700 shares of common stock at an average cost per share, excluding commissions and excise taxes, of $80.02, for a total value of $1.7 billion.
As of September 30, 2025 and 2024, the Company had $614.5 million and $679.8 million of availability remaining under its existing share repurchase authorizations, respectively.
Purchase of Common Stock from Employees
The Company purchased 18,245 and 4,272 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $246.57 and $204.47 during the three months ended September 30, 2025 and 2024, respectively. These shares consisted of shares retained to cover payroll withholding taxes or costs in connection with the vesting of restricted stock units and performance share awards.
Preferred Stock
The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of September 30, 2025, and December 31, 2024, the Company had no shares of preferred stock issued or outstanding.
Dividends
During the three months ended September 30, 2025, the Company declared and paid cash dividends per share of $0.72 for an aggregate payout of $75.7 million. During the three months ended September 30, 2024, the Company declared and paid cash dividends per share of $0.63 for an aggregate payout of $66.3 million.
Each share of common stock, including RSUs and PSUs, is entitled to receive dividends and dividend equivalents, respectively, if, as, and when declared by the Board of Directors of the Company. The Company’s expectation is to continue to pay dividends. The decision to pay a dividend, however, remains within the discretion of the Company’s Board of Directors and may be affected by various factors, including earnings, financial condition, capital requirements, level of indebtedness, and other considerations the Board of Directors deems relevant. Future debt obligations and statutory provisions, among other things, may limit, or in some cases, prohibit, the Company’s ability to pay dividends.
As a holding company, the Company’s ability to declare and continue to pay dividends in the future with respect to its common stock will also be dependent upon the ability of its subsidiaries to pay dividends to it under applicable corporate law.
19.    INCOME TAXES
The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. The effective tax rate from continuing operations was 30.1% and 29.3% for the three months ended September 30, 2025 and 2024, respectively, and 29.5% and 29.3% for the nine months ended September 30, 2025 and 2024, respectively.
The higher effective tax rate for each of the three and nine months ended September 30, 2025 compared to the same periods in 2024 is primarily due to the recognition of uncertain tax positions. The Company is currently undergoing audit examinations by various taxing jurisdictions in the ordinary course. It is reasonably possible that these audits will be concluded with agreed upon adjustments which would result in additional tax payments for prior periods within the next twelve months. The Company believes that sufficient reserves have been established to cover any adjustments arising from tax examinations. However, the outcomes of these examinations remain uncertain. The Company has classified a portion of these amounts as accounts payable and accrued liabilities on its condensed consolidated balance sheet as of

September 30, 2025. This classification and the associated amount may change over the next twelve months, depending on when the Company finalizes agreements.
On April 4, 2025, President Trump signed into law “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA extends many of the Tax Cuts & Jobs Act provisions beyond 2025. The corporate provisions impacting the Company include repealing the phase out of bonus depreciation and reverting to 100% expensing of fixed asset additions, making the 33.34% deduction against foreign-derived eligible income permanent and repealing the requirement to capitalize and amortize U.S. research and development costs. The legislation has several effective dates, with some provisions taking effect in 2025 and others being implemented by 2027. These changes will result in current year cash tax savings while having no significant impact to the effective tax rate for 2025.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share numerator:
Net income	$300.8	$218.5	$786.5	$568.4
Net income allocated to participating securities	(1.5)	(1.1)	(3.9)	(3.0)
Net income allocated to common stockholders	$299.3	$217.4	$782.6	$565.4
Basic earnings per share denominator:
Weighted average shares outstanding	104.6	104.7	104.7	105.2
Basic earnings per share	$2.86	$2.08	$7.47	$5.38

Diluted earnings per share numerator:
Net income	$300.8	$218.5	$786.5	$568.4
Net income allocated to participating securities	(1.5)	(1.1)	(3.9)	(3.0)
Net income allocated to common stockholders	$299.3	$217.4	$782.6	$565.4
Diluted earnings per share denominator:
Weighted average shares outstanding	104.6	104.7	104.7	105.2
Dilutive common shares issued under stock program	0.3	0.4	0.4	0.4
Total dilutive weighted average shares	104.9	105.1	105.1	105.6
Diluted earnings per share	$2.85	$2.07	$7.45	$5.36
For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share.
21.    COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Legal Proceedings
As of September 30, 2025, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

The Company reviews its legal proceedings and claims, regulatory reviews and inspections, and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the condensed consolidated financial statements to not be misleading. The Company does not record liabilities when the likelihood of the liability being incurred is probable, but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. The Company’s assessment of whether a loss is remote, reasonably possible, or probable is based on its assessment of the ultimate outcome of the matter following all appeals.
As of September 30, 2025, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.
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
On September 13, 2024, Citadel filed a motion to stay the CAT Funding Model Order and to enjoin the collection of certain CAT fees during the pendency of this litigation, which the 11th Circuit denied on November 27, 2024. Oral argument on the merits was held on February 3, 2025. On July 25, 2025, the 11th Circuit issued an opinion and held that the CAT Funding Model Order is arbitrary and capricious and in violation of the Administrative Procedures Act. The 11th Circuit vacated the CAT Funding Model Order, stayed its decision for sixty days after issuance of the mandate, and remanded the matter to the SEC for further proceedings consistent with the 11th Circuit's opinion. On September 30, 2025, the 11th Circuit issued its mandate and the deadline for the SEC to act is November 29, 2025. As a result, the Plan Participants may continue to incur additional significant costs related to the historical, current, and future funding of the implementation and operation of the CAT, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT. The Company plans to continue to explore potential applicable avenues to recoup historical and potential future CAT costs.
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
Citadel Petition for Review of SEC Temporary Conditional Exemptive Order
On July 17, 2024, Citadel filed a Petition for Review (“PFR”) of the SEC’s May 20, 2024 Order Granting A Temporary Conditional Exemption Pursuant to Section 36(a)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 608(e) of Regulation NMS Under the Exchange Act, Relating to the Reporting of Responses to Requests for Quotes and

Other Solicitation Responses Provided in a Standard Electronic Format, as Required by Section 6.4(d) of the NMS Plan Governing the CAT (“CAT RFQ Exemptive Order”) in the 11th Circuit. The PFR does not identify any requested relief. On August 1, 2024, the 11th Circuit granted Citadel's July 19, 2024 unopposed motion to stay the PFR until a decision is issued in the CAT Funding Model Order Litigation (described above), which is also before the 11th Circuit. On September 11, 2024, the 11th Circuit granted motions filed by the Cboe U.S. national securities exchanges, the Nasdaq U.S. national securities exchanges, and CATLLC to intervene on behalf of the SEC. On July 25, 2025, the 11th Circuit issued an opinion in the CAT Funding Model Order Litigation and on July 31, 2025, Citadel filed a notice with the 11th Circuit attaching a copy of that opinion. On September 3, 2025, the 11th Circuit scheduled a mediation for November 5, 2025, which the 11th Circuit Mediator canceled on October 14, 2025 and converted to an assessment conference to occur on November 5, 2025 . The timing of when the stay in this litigation may be lifted is not knowable at this time. This challenge or any other challenge to SEC Orders concerning the CAT may delay the CATLLC’s assessment of CAT fees to recover a portion of CAT costs. As a result, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT.
Other
As self-regulatory organizations under the jurisdiction of the SEC, Cboe Options, C2, BZX, BYX, EDGX, and EDGA are subject to routine reviews and inspections by the SEC. As designated contract markets under the jurisdiction of the CFTC, CFE and Cboe Digital Exchange are subject to routine rule enforcement reviews and examinations by the CFTC. As a derivatives clearing organization under the jurisdiction of the CFTC, Cboe Clear U.S. is also subject to routine audits and examinations by the CFTC. Cboe SEF, LLC is a swap execution facility registered with the CFTC and subject to routine rule enforcement reviews and examinations by the CFTC. Cboe Trading, BIDS Trading and Cboe Fixed Income are subject to reviews and inspections by FINRA. The Company has from time to time received inquiries and investigative requests from the SEC’s Division of Examinations, the CFTC’s Division of Market Oversight, the CFTC's Divisions of Clearing and Risk, as well as the SEC Division of Enforcement and CFTC Division of Enforcement seeking information about the Company's subsidiaries' compliance with their respective obligations as self-regulatory organizations under the federal securities laws and/or Commodity Exchange Act as well as members’ compliance with the federal securities laws and/or Commodity Exchange Act.
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
Contractual Obligations
The Company has contractual obligations related to licensing agreements with various licensors, some of which included fixed fees and/or variable fees calculated using agreed upon contracted rates and reported cleared volumes. Certain licensing agreements contain annual minimum fee requirements that total between $18.1 million and $18.3 million each year for the next five years. The Company is subject to annual minimum fee requirements under the January 29, 2024 addendum to its cloud services agreement, totaling $5.8 million to $6.9 million each year over the next four years.
See Note 12 (“Clearing Operations”) for information on the clearinghouse exposure guarantees for Cboe Clear Europe and Cboe Clear U.S. See Note 22 (“Leases”) for information on lease obligations.

22.    LEASES
The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of September 30, 2025. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the three months ended September 30, 2025, $0.6 million of right of use assets and $0.6 million of lease liabilities were added related to new leases and existing lease extensions.
The following table presents the supplemental balance sheet information related to leases as of September 30, 2025 and December 31, 2024, respectively (in millions):

	September 30, 2025	December 31, 2024
Operating lease right of use assets	$116.1	$124.5
Total leased assets	$116.1	$124.5

Current operating lease liabilities (1)	$25.1	$19.9
Non-current operating lease liabilities	127.2	138.4
Total leased liabilities	$152.3	$158.3
___________________________
(1) These amounts are reflected within accounts payable and accrued liabilities in the condensed consolidated balance sheets.
The following table presents operating lease costs and other information as of and for the three and nine months ended September 30, 2025 and 2024, respectively (in millions, except as stated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs (1)	$9.2	$9.0	$29.0	$27.5

Lease term and discount rate information:
Weighted average remaining lease term (years)			7.1	7.7
Weighted average discount rate			3.6%	3.5%

Supplemental disclosure of cash transactions:
Cash paid for amounts included in the measurement of lease liabilities	$8.0	$6.4	$20.6	$20.8
Lease incentive for leasehold improvements	—	—	2.3	—
Supplemental disclosure of noncash activities:
Right of use assets obtained in exchange for lease liabilities	$0.6	$20.1	$7.6	$20.4
Reduction in lease liability due to remeasurement	—	(2.5)	(0.2)	(14.0)
___________________________
(1) Includes short-term lease and variable lease costs, which are immaterial.
The maturities of the lease liabilities are as follows as of September 30, 2025 (in millions):

September 30, 2025
Remainder of 2025	$7.0
2026	31.1
2027	27.8
2028	25.7
2029	14.5
After 2029	67.4
Total lease payments	$173.5
Less: Interest	(21.2)
Present value of lease liabilities	$152.3

23.    SUBSEQUENT EVENTS
Subsequent to September 30, 2025, the Company announced it is realigning its portfolio of businesses to sharpen its strategic focus on core strengths and emerging growth opportunities. As a result, the Company is initiating a sales process for the Company’s Canadian equities and Australian equities businesses. Management is undergoing a process to identify and assess the fair value of assets and liabilities related to these businesses against their carrying values. The impacts from the Company’s Canadian and Australian equities businesses on the Company’s year-to-date September 30, 2025 consolidated net revenue, expenses, and net income are not material.
On October 23, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.72 per share. The dividend is payable on December 15, 2025 to stockholders of record at the close of business on November 28, 2025.
There have been no other subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025.

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
Cboe’s subsidiaries include the largest options exchange and the third largest equities exchange operator in the U.S. In addition, the Company operates Cboe Europe, one of the largest equities exchanges by value traded in Europe, and owns Cboe Clear Europe, a leading pan-European equities and derivatives clearinghouse, BIDS Holdings, which owns a leading block-trading ATS by volume in the U.S., and provides block-trading services with Cboe market operators in Europe and Canada, Cboe Australia, an operator of trading venues in Australia, Cboe Japan, formerly an operator of trading venues in Japan, Cboe Clear U.S., an operator of a regulated clearinghouse, and Cboe Canada, a recognized Canadian securities exchange. Cboe subsidiaries also serve collectively as a leading market globally for exchange-traded products (“ETPs”) listings and trading.
On July 23, 2025, the Company announced its decision to wind down Cboe's Japanese equities business, including the operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform. The Company suspended operations for these businesses on August 29, 2025 and expects to formally close the businesses subject to consultation with regulators.
The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Hong Kong, Kansas City, London, Manila, New York, San Francisco, Sarasota Springs, Singapore, Sydney, Tokyo, and Toronto.
Executive Transitions
On May 1, 2025, the Company announced that its Board of Directors appointed longtime global financial markets executive Craig S. Donohue as the Company's new Chief Executive Officer and a member of the Board, effective May 7, 2025. Mr. Donohue succeeded Fredric J. Tomczyk who, as previously announced, has stepped down as Chief Executive Officer and will remain on the Board.
On May 28, 2025, the Company announced that Dave Howson, Executive Vice President and Global President, resigned from the Company, with his employment terminating at the end of the day on August 1, 2025. In connection with Mr. Howson's resignation, the Board appointed Mr. Donohue, Chief Executive Officer of the Company, as President of the Company, effective following August 1, 2025.
On September 30, 2025, the Company announced the appointment of two industry veterans to lead its Derivatives and Data Vantage businesses. Effective October 1, 2025, Rob Hocking rejoined as Executive Vice President, Global Head of Derivatives, and Brian McElligott joined as Senior Vice President, Global Head of Cboe Data Vantage. Mr. Hocking succeeded Cathy Clay who departed the company for a new opportunity.
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
Segment performance is primarily evaluated on operating income (loss). The CODM uses segment operating income (loss) to allocate resources, including but not limited to employees, financial, and capital resources. The Company's CODM does not assess assets or income and expenses below operating income (loss) at the segment-level as key performance metrics. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment. The Company's CODM primarily reviews operating expenses at the consolidated level for purposes of evaluating actual results versus budgets.
On April 25, 2024, the Company announced plans to refocus the digital asset business to leverage its core strengths in derivatives, technology, and product innovation. Effective May 31, 2024, the Cboe Digital spot market closed for all participant and trading purposes. The Company has brought Cboe Clear U.S. under unified leadership with the Global Head of Clearing and continues to facilitate the clearing of cash-settled margin Bitcoin and Ether futures contracts. The Company retained and presented Digital as a reportable segment through December 31, 2024. As of January 1, 2025, the Company prospectively reorganized the Digital operating segment results into the Futures reporting segment as the Company expected to transition its cash-settled margin Bitcoin and Ether futures contracts, formerly available for trading on the Cboe Digital Exchange to CFE, which was completed on June 9, 2025. Cboe Digital Exchange no longer lists or trades any products. Comparative-period results have not been recast as the historic results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the three and nine months ended September 30, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment. See Note 1 (“Organization and Basis of Presentation”) and Note 14 (“Segment Reporting”) for more information.
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
Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European listed equities and derivatives transaction services, ETPs, including exchange traded funds, exchange traded notes, and exchange traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and Cboe Europe Derivatives (“CEDX”). It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities transaction services of Cboe Australia and formerly, Cboe Japan, operators of trading venues in Australia and Japan, respectively, along with equities transactions that occurred on the BIDS Trading platform in Japan. Cboe Europe operates lit and dark books, a periodic auctions book, a closing cross book, and two BIDS orderbooks; a Large-in-Scale (“LIS”) trading negotiation facility and - predominantly for UK and Swiss symbols - a volume-weighted average price (“VWAP”) trajectory crossing facility. Cboe NL, based in Amsterdam, operates similar business functionality to that offered by Cboe Europe (with the exception of Trajectory Crossing), and provides for trading only in European Economic Area (“EEA”) symbols. Cboe Europe Derivatives, a pan-European derivatives platform, offers futures and options based on Cboe Europe equity indices and single stock options. Cboe Clear Europe offers the clearing of equity and equity-like instruments for Cboe-operated and other regulated trading venues, the clearing of derivative transactions executed on CEDX, and has recently introduced a service to clear SFT. This segment also includes Cboe Europe, Cboe NL, CEDX, Cboe Australia and, formerly, Cboe Japan revenue generated from the licensing of proprietary market data and from access and capacity services.
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

Comparative-period results have been presented for historical purposes but have not been recast as the historic results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the three and nine months ended September 30, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment. See Note 1 (“Organization and Basis of Presentation”) and Note 14 (“Segment Reporting”) for more information.
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
•the potential introduction of new or competing financial products or services by competitors in the industry, including those enabled by new technologies;
•the demand for information about, or access to, our markets and products, which is dependent on the products we trade, our importance as a liquidity center, quality and integrity of our proprietary indices, and the quality and pricing of our data and access and capacity services;
•implementation of the SEC's reduced equity access fee cap may lead to decreased exchange trading, and reduced transaction fee revenue;
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
Royalty Fees and Other Cost of Revenues
Royalty fees primarily consist of license fees paid by us for the use of underlying indices in our proprietary products, usually based on contracts traded. The Company has licenses with the owners of the S&P 500 Index, S&P 100 Index and certain other S&P indices, FTSE Russell indices, the DJIA, MSCI, and certain other index products. This category also includes fees related to the dissemination of market data related to S&P indices and other products through Cboe Global Indices Feed.
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
Technology Support Services
Technology support services consist primarily of costs related to the maintenance of computer equipment supporting our system architecture, circuits supporting our wide area network, support for production software, operating system license and support fees, fees paid to information vendors for displaying data, and off-site system hosting fees.
Professional Fees and Outside Services
Professional fees and outside services consist primarily of consulting services, which include supplemental staff activities primarily related to systems development and maintenance, legal, regulatory, audit, and tax advisory services, as well as compensation paid to non-employee directors, including stock-based compensation and deferred compensation.
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
Impairment of Assets
Impairment of assets consists of charges to impair indefinite or long-lived assets if the carrying value exceeds the fair value.
Other Expenses
Other expenses represent costs necessary to support our operations that are not already included in the above categories, including, but not limited to, bad debt provisions and changes in contingent consideration.
Non-Operating Income (Expenses)
Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other income (expenses). These activities primarily include interest earned on the investing of excess cash, commitment fees and interest expense related to outstanding debt facilities, income and unrealized gains and losses related to investments held in a trust for the Company’s non-qualified retirement and benefit plans, including non-employee director deferred compensation, unrealized and realized gains and losses related to the Company’s minority investments, income or losses earned related to the Company’s minority investments, and equity earnings or losses from our investments in other business ventures.

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

The following summarizes changes in financial performance for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. “YTD” represents the nine month periods ended September 30, 2025 and 2024, respectively:
(1)These are Non-GAAP figures for which reconciliations are provided below (in millions, except percentages, earnings per share, and as noted below).

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Total revenues	$1,141.7	$1,055.7	$86.0	8%	$3,510.2	$2,986.9	$523.3	18%
Total cost of revenues	536.2	523.7	12.5	2%	1,752.2	1,439.0	313.2	22%
Revenues less cost of revenues	605.5	532.0	73.5	14%	1,758.0	1,547.9	210.1	14%
Total operating expenses	235.2	224.6	10.6	5%	694.7	748.0	(53.3)	(7)%
Operating income	370.3	307.4	62.9	20%	1,063.3	799.9	263.4	33%
Operating margin	61.2%	57.8%	3.4%	*	60.5%	51.7%	8.8%	*
Income before income tax provision	$430.1	$309.0	$121.1	39%	$1,114.9	$804.1	$310.8	39%
Income tax provision	129.3	90.5	38.8	43%	328.4	235.7	92.7	39%
Net income	$300.8	$218.5	$82.3	38%	$786.5	$568.4	$218.1	38%
Basic earnings per share	$2.86	$2.08	$0.78	38%	$7.47	$5.38	$2.09	39%
Diluted earnings per share	2.85	2.07	0.78	38%	7.45	5.36	2.09	39%
Adjusted operating income (1)	395.3	328.0	67.3	21%	1,142.1	952.9	189.2	20%
Adjusted operating margin (2)	65.3%	61.7%	3.6%	*	65.0%	61.6%	3.4%	*
Operating EBITDA (1)	$401.2	$339.2	$62.0	18%	$1,154.4	$900.8	$253.6	28%
Operating EBITDA margin (3)	66.3%	63.8%	2.5%	*	65.7%	58.2%	7.5%	*
Adjusted operating EBITDA (1)	$409.0	$339.1	$69.9	21%	$1,180.4	$985.7	$194.7	20%
Adjusted operating EBITDA margin (4)	67.5%	63.7%	3.8%	*	67.1%	63.7%	3.4%	*
EBITDA (1)	$458.5	$341.1	$117.4	34%	$1,207.1	$920.5	$286.6	31%
EBITDA margin (5)	75.7%	64.1%	11.6%	*	68.7%	59.5%	9.2%	*
Adjusted EBITDA (1)	$415.3	$342.0	$73.3	21%	$1,181.4	$1,020.0	$161.4	16%
Adjusted EBITDA margin (6)	68.6%	64.3%	4.3%	*	67.2%	65.9%	1.3%	*
Adjusted earnings (7)	$279.8	$232.9	$46.9	20%	$800.7	$686.8	$113.9	17%
Diluted weighted average shares outstanding	104.9	105.1	(0.2)	(0)%	105.1	105.6	(0.5)	(0)%
Adjusted diluted earnings per share (8)	$2.67	$2.22	$0.45	20%	$7.62	$6.52	$1.10	17%
___________________________
*Not meaningful

(1)Adjusted operating income is defined as operating income before relevant adjustments. Operating EBITDA is defined as operating income before depreciation and amortization. EBITDA is defined as income before interest, net, income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA before relevant adjustments. Adjusted operating EBITDA is calculated by adding back to Operating EBITDA relevant adjustments. Relevant adjustments are detailed in the reconciliations that follow. Operating EBITDA, operating EBITDA margin, EBITDA, EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, adjusted operating income, adjusted operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented operating EBITDA, operating EBITDA margin, EBITDA, EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, adjusted operating income, adjusted operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors, and other interested parties in the evaluation of companies. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. Other companies may calculate operating EBITDA, operating EBITDA margin, EBITDA, EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, adjusted operating income, adjusted operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin differently than we do. Operating EBITDA, operating EBITDA margin, EBITDA, EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, adjusted operating income, adjusted operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
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
(7)Adjusted earnings is defined as net income before relevant adjustments. Relevant adjustments are detailed in the reconciliation that follows. Adjusted earnings does not represent, and should not be considered as, an alternative to net income or loss, as determined in accordance with GAAP. We have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors, and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
(8)Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding.

The following is a reconciliation of operating income to adjusted operating income (in millions) for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income	$370.3	$307.4	$1,063.3	$799.9
Acquisition-related costs	0.2	—	0.4	1.2
Amortization of acquired intangible assets	17.2	20.7	52.8	68.1
Cboe Digital syndication wind down	—	—	—	(1.0)
Change in contingent consideration	—	(0.9)	—	2.1
Costs related to Cboe Digital wind down	0.1	0.8	0.6	1.6
Costs related to Cboe Japan wind down	2.4	—	2.4	—
Executive compensation adjustment	0.6	—	1.0	—
Impairment of assets	4.5	—	21.6	81.0
Adjusted operating income	$395.3	$328.0	$1,142.1	$952.9
The following is a reconciliation of operating income to operating EBITDA and adjusted operating EBITDA (in millions) for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income	$370.3	$307.4	$1,063.3	$799.9
Depreciation and amortization	30.9	31.8	91.1	100.9
Operating EBITDA	401.2	339.2	1,154.4	900.8
Acquisition-related costs	0.2	—	0.4	1.2
Cboe Digital syndication wind down	—	—	—	(1.0)
Change in contingent consideration	—	(0.9)	—	2.1
Costs related to Cboe Digital wind down	0.1	0.8	0.6	1.6
Costs related to Cboe Japan wind down	2.4	—	2.4	—
Executive compensation adjustment	0.6	—	1.0	—
Impairment of assets	4.5	—	21.6	81.0
Adjusted operating EBITDA	$409.0	$339.1	$1,180.4	$985.7

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in millions) for the three months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Corporate	Total
Net income (loss) allocated to common stockholders	$273.5	$53.7	$16.1	$17.3	$11.4	$—	$(72.7)	$299.3
Interest (income) expense, net	(0.2)	(0.9)	1.3	(0.6)	—	—	(0.6)	(1.0)
Income tax provision	—	1.0	0.3	—	—	—	128.0	129.3
Depreciation and amortization	7.6	11.7	8.2	0.6	2.8	—	—	30.9
EBITDA	280.9	65.5	25.9	17.3	14.2	—	54.7	458.5
Acquisition-related costs	—	0.1	—	—	—	—	0.1	0.2
Costs related to Cboe Digital wind down	—	—	—	0.1	—	—	—	0.1
Costs related to Cboe Japan wind down	—	—	2.4	—	—	—	—	2.4
Earnings on investments adjustments	—	(0.4)	—	—	—	—	(50.6)	(51.0)
Executive compensation adjustment	—	—	—	—	—	—	0.6	0.6
Impairment of assets	—	—	4.5	—	—	—	—	4.5
Adjusted EBITDA	$280.9	$65.2	$32.8	$17.4	$14.2	$—	$4.8	$415.3

	Three Months Ended September 30,
	2024
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Corporate	Total
Net income (loss) allocated to common stockholders	$220.0	$43.9	$11.3	$29.3	$9.2	$(5.2)	$(91.1)	$217.4
Interest (income) expense, net	(0.1)	(0.7)	0.8	—	—	(0.9)	2.3	1.4
Income tax provision (benefit)	—	0.7	(0.6)	—	—	—	90.4	90.5
Depreciation and amortization	6.6	14.1	7.2	0.6	3.1	0.1	0.1	31.8
EBITDA	226.5	58.0	18.7	29.9	12.3	(6.0)	1.7	341.1
Acquisition-related costs	—	0.1	—	—	—	(0.1)	—	—
Change in contingent consideration	—	(1.0)	—	—	—	—	0.1	(0.9)
Costs related to Cboe Digital wind down	—	—	—	—	—	0.8	—	0.8
Loss on investments adjustments	—	—	—	—	—	—	1.0	1.0
Adjusted EBITDA	$226.5	$57.1	$18.7	$29.9	$12.3	$(5.3)	$2.8	$342.0

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in millions) for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Corporate	Total
Net income (loss) allocated to common stockholders	$787.6	$144.3	$39.8	$56.0	$34.4	$—	$(279.5)	$782.6
Interest (income) expense, net	(0.6)	(2.5)	3.0	(1.8)	(0.1)	—	7.0	5.0
Income tax provision (benefit)	0.1	2.7	1.3	—	(0.1)	—	324.4	328.4
Depreciation and amortization	21.5	35.2	24.2	1.7	8.4	—	0.1	91.1
EBITDA	808.6	179.7	68.3	55.9	42.6	—	52.0	1,207.1
Acquisition-related costs	—	0.3	—	(0.1)	—	—	0.2	0.4
Costs related to Cboe Digital wind down	—	—	—	0.6	—	—	—	0.6
Costs related to Cboe Japan wind down	—	—	2.4	—	—	—	—	2.4
Earnings on investments adjustments	—	(1.0)	—	—	—	—	(50.7)	(51.7)
Executive compensation adjustment	—	—	—	—	—	—	1.0	1.0
Impairment of assets	—	—	21.6	—	—	—	—	21.6
Adjusted EBITDA	$808.6	$179.0	$92.3	$56.4	$42.6	$—	$2.5	$1,181.4

	Nine Months Ended September 30,
	2024
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Corporate	Total
Net income (loss) allocated to common stockholders	$650.9	$126.0	$29.7	$77.5	$24.9	$(101.5)	$(242.1)	$565.4
Interest (income) expense, net	(0.2)	(1.5)	2.9	—	—	(3.1)	20.4	18.5
Income tax provision (benefit)	—	2.4	(2.2)	—	—	—	235.5	235.7
Depreciation and amortization	20.1	44.2	21.7	1.8	10.4	2.6	0.1	100.9
EBITDA	670.8	171.1	52.1	79.3	35.3	(102.0)	13.9	920.5
Acquisition-related costs	—	0.3	0.3	—	—	0.1	0.5	1.2
Cboe Digital syndication wind down	—	—	—	—	—	(1.0)	—	(1.0)
Change in contingent consideration	—	(1.0)	—	—	—	—	3.1	2.1
Costs related to Cboe Digital wind down	—	—	—	—	—	1.6	—	1.6
Gain on Cboe Digital non-recourse notes and warrants wind down	—	—	—	—	—	(1.4)	—	(1.4)
Gain on sale of property held for sale	(1.0)	—	—	—	—	—	—	(1.0)
Impairment of assets	—	—	—	—	—	81.0	—	81.0
Loss on investments adjustments	—	—	—	—	—	—	17.0	17.0
Adjusted EBITDA	$669.8	$170.4	$52.4	$79.3	$35.3	$(21.7)	$34.5	$1,020.0
___________________________
(1)The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from 2024 have been retained in the former Digital segment for comparative purposes. See Note 1 (“Organization and Basis of Presentation”) for additional information.

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income allocated to common stockholders	$299.3	$217.4	$782.6	$565.4
Amortization of acquired intangible assets	17.2	20.7	52.8	68.1
Acquisition-related costs	0.2	—	0.4	1.2
Change in contingent consideration	—	(0.9)	—	2.1
Cboe Digital syndication wind down	—	—	—	(1.0)
Costs related to Cboe Digital wind down	0.1	0.8	0.6	1.6
Costs related to Cboe Japan wind down	2.4	—	2.4	—
(Earnings) loss on investments adjustments	(51.0)	1.0	(51.7)	17.0
Executive compensation adjustment	0.6	—	1.0	—
Gain on Cboe Digital non-recourse notes and warrants wind down	—	—	—	(1.4)
Gain on sale of property held for sale	—	—	—	(1.0)
Impairment of assets	4.5	—	21.6	81.0
Tax effect of adjustments	6.5	(4.7)	(7.7)	(44.3)
Increase of tax reserves	—	(1.6)	—	(5.6)
Deferred tax re-measurements	—	—	(1.0)	—
Valuation allowances	—	0.3	—	4.4
Net income allocated to participating securities	—	(0.1)	(0.3)	(0.7)
Adjusted earnings	$279.8	$232.9	$800.7	$686.8

The following summarizes changes in certain operational and financial metrics for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

The following summarizes changes in certain operational and financial metrics for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 (continued from previous page):

The following table includes operational and financial metrics for our Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX segments. The following summarizes changes in certain operational and financial metrics for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024:

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
	(in millions, except percentages, trading days, and as noted below)				(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	60.8	48.7	12.1	25%	58.8	47.4	11.4	24%
Total touched contracts (1)	18.8	14.9	3.9	26%	18.1	14.7	3.4	23%
Multi-listed contract ADV	13.9	10.7	3.2	31%	13.3	10.6	2.7	26%
Index contract ADV	4.9	4.2	0.7	15%	4.8	4.1	0.7	16%
Trading days	64	64	—	—%	186	188	(2)	(1)%
Total Options revenue per contract (RPC) (2)	$0.281	$0.298	$(0.017)	(6)%	$0.289	$0.298	$(0.009)	(3)%
Multi-listed options RPC (2)	$0.055	$0.063	$(0.008)	(13)%	$0.063	$0.063	$—	(0)%
Index options RPC (2)	$0.926	$0.892	$0.034	4%	$0.919	$0.901	$0.018	2%
Total Options market share	30.9%	30.5%	0.4%	*	30.7%	31.0%	(0.3)%	*
Multi-listed options market share	24.9%	24.0%	0.9%	*	24.7%	24.5%	0.2%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total matched shares (in billions) (5)	1.7	1.3	0.4	36%	1.8	1.4	0.4	29%
Market ADV (in billions)	17.6	11.5	6.1	53%	17.2	11.7	5.5	48%
Market share	9.8%	10.9%	(1.1)%	*	10.2%	11.7%	(1.5)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (3)	$0.015	$0.024	$(0.009)	(37)%	$0.014	$0.023	$(0.009)	(40)%
U.S. ETPs: launches (number of launches)	93	84	9	11%	236	182	54	30%
U.S. ETPs: listings (number of listings)	1,032	826	206	25%	1,032	826	206	25%
U.S. Equities - Off-Exchange:
ADV (touched shares, in millions) (1)	202.3	79.3	123.0	155%	140.7	78.7	62.0	79%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (4)	$0.064	$0.135	$(0.071)	(52)%	$0.081	$0.135	$(0.054)	(40)%
Trading days	64	64	—	—%	186	188	(2)	(1)%
Canadian Equities:
ADV (matched shares, in millions) (5)	163.8	135.9	27.9	20%	158.0	144.3	13.7	9%
Trading days	63	63	—	—%	188	189	(1)	(1)%
Net capture (per 10,000 touched shares, in Canadian dollars) (6)	$4.142	$4.240	$(0.098)	(2)%	$4.204	$4.091	$0.113	3%
Europe and Asia Pacific:
European Equities:
ADNV:
Matched ADNV (Euros - in billions) (7)	€11.7	€9.3	€2.4	26%	€13.0	€9.6	€3.4	36%
Market ADNV (in billions)	€46.1	€38.9	€7.2	19%	€52.0	€41.0	€11.0	27%
Trading days	66	66	—	—%	192	193	(1)	(1)%
Market share	25.4%	23.8%	1.6%	*	25.1%	23.3%	1.8%	*
Net capture (per matched notional value (bps), in Euros) (8)	€0.287	€0.257	€0.030	12%	€0.266	€0.252	€0.014	5%
Cboe Clear Europe:
Trades cleared, in millions (9)	329.3	306.9	22.4	7%	1,142.3	900.2	242.1	27%
Fee per trade cleared (10)	€0.010	€0.008	€0.002	18%	€0.008	€0.008	€—	4%
European equities market share cleared (11)	39.6%	38.3%	1.3%	*	39.4%	37.1%	2.3%	*
Net settlement volume, in millions (12)	3.5	2.9	0.6	20%	10.0	8.2	1.8	22%
Net fee per settlement (13)	€1.015	€1.026	€(0.011)	(1)%	€0.975	€1.044	€(0.069)	(7)%
Australian Equities:
ADNV (Australian dollars - in billions)	$1.0	$0.8	$0.2	18%	$0.9	$0.8	$0.1	17%
Trading days	66	66	—	—%	189	190	(1)	(1)%
Market share - Continuous	20.6%	20.8%	(0.2)%	*	20.0%	20.7%	(0.7)%	*
Net capture (per matched notional value (bps), in Australian dollars) (14)	$0.206	$0.156	$0.050	32%	$0.176	$0.155	$0.021	13%
Futures:
ADV (in thousands)	200.7	273.7	(73.0)	(27)%	223.0	249.6	(26.6)	(11)%
Trading days	64	64	—	—%	186	188	(2)	(1)%
RPC	$1.745	$1.767	$(0.022)	(1)%	$1.725	$1.759	$(0.034)	(2)%
Global FX:
ADNV ($ - in billions)	$49.9	$48.3	$1.6	3%	$52.6	$47.1	$5.5	12%
Trading days	66	66	—	—%	194	195	(1)	(1)%
Net capture (per one million dollars traded) (15)	$2.89	$2.66	$0.23	9%	$2.82	$2.66	$0.16	6%

Average British pound/U.S. dollar exchange rate	$1.348	$1.301	$0.047	4%	$1.314	$1.277	$0.037	3%
Average Canadian dollar/U.S. dollar exchange rate	$0.726	$0.733	$(0.007)	(1)%	$0.715	$0.735	$(0.020)	(3)%
Average Euro/U.S. dollar exchange rate	$1.169	$1.099	$0.070	6%	$1.118	$1.087	$0.031	3%
Average Euro/British pound exchange rate	£0.867	£0.845	£0.022	3%	£0.851	£0.851	£—	(0)%
Average Australian dollar/U.S. dollar exchange rate	$0.654	$0.670	$(0.016)	(2)%	$0.641	$0.662	$(0.021)	(3)%
_____________________________________
*Not meaningful
Note, the percent change listed represents the change in the unrounded metrics figures.
Note, in the third quarter of 2025, the Company replaced U.S. Equities - Exchange total touched shares with total matched shares for each period presented, aligning the metric with externally reported volume summaries. The impact of this change is immaterial.
Note, the Digital segment is not included as results were not material for the three and nine month periods ended September 30, 2024. In the second quarter of 2025, Digital futures products were transitioned to Cboe Futures Exchange. Futures metrics prior to the second quarter of 2025 exclude Digital futures products.
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
(15)Net capture per one million dollars traded refers to net transaction fees less liquidity payments, if any, divided by the Spot and SEF products of one-thousandth of ADNV traded on the Cboe FX Markets and the number of trading days, divided by two, which represents the buyer and seller that are both charged on the transaction.

Revenues
Total revenues for the three months ended September 30, 2025 increased $86.0 million, or 8%, compared to the same period in 2024 primarily due to an increase in derivatives markets revenue, driven by an increase in transaction and clearing fees as a result of increased volumes traded on the Cboe options exchanges. Total revenues for the nine months ended September 30, 2025 increased $523.3 million, or 18%, compared to the same period in 2024 primarily due to increases in derivatives markets and cash and spot markets revenue, driven by an increase in transaction and clearing fees as a result of increased volumes traded on the Cboe options, Cboe U.S. equities, and Cboe European equities exchanges.
The following summarizes changes in revenues for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 (in millions, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Cash and spot markets	$415.0	$434.1	$(19.1)	(4)%	$1,403.5	$1,201.4	$202.1	17%
Data Vantage	162.1	145.6	16.5	11%	472.9	427.9	45.0	11%
Derivatives markets	564.6	476.0	88.6	19%	1,633.8	1,357.6	276.2	20%
Total revenues	$1,141.7	$1,055.7	$86.0	8%	$3,510.2	$2,986.9	$523.3	18%
Cash and Spot Markets
Cash and spot markets revenue decreased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease in regulatory fees, partially offset by an increase in transaction and clearing fees. Regulatory fees decreased primarily due to a 100% decrease in the Section 31 fee rate, from an average of $27.80 per million dollars of covered sales for the three months ended September 30, 2024 to an average rate of $0 per million dollars of covered sales for the three months ended September 30, 2025, following a rate change effective May 2025 to $0 per million dollars of covered sales due to the SEC having collected its entire 2025 appropriated amount. Regulatory fees revenue related to Section 31 fees is directly offset by Section 31 fees cost of revenues. Transaction and clearing fees increased primarily due to a 36% increase in total touched shares on the Company's U.S. equities exchanges (BZX, BYX, EDGX, and EDGA, collectively, the "Cboe U.S. equity exchanges") and a 26% increase in Cboe European equities exchanges matched ADNV.
Cash and spot markets revenue increased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to increases in transaction and clearing fees. Transaction and clearing fees increased primarily due to a 29% increase in total matched shares on the Cboe U.S. equity exchanges and a 36% increase in Cboe European equities exchanges matched ADNV.
Data Vantage
Data Vantage revenue increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increases in logical port fees in the Options, North American Equities, and Europe and Asia Pacific segments, driven by increased customer demand. Proprietary market data fees increased primarily due to increases in proprietary market data fees in the Options, Europe and Asia Pacific segments, and North American Equities segments.
Derivatives Markets
Derivatives markets revenue increased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to an increase in transaction and clearing fees, partially offset by a decrease in regulatory fees. Transaction and clearing fees increased primarily due to a 31% increase in multi-listed options ADV and a 15% increase in index options ADV. Regulatory fees decreased primarily due to a 100% decrease in the Section 31 fee rate, from an average of $27.80 per million dollars of covered sales for the three months ended September 30, 2024 to an average rate of $0 per million dollars of covered sales for the three months ended September 30, 2025, following a rate change effective May 2025 to $0 per million dollars of covered sales due to the SEC having collected its entire 2025 appropriated amount. Regulatory fees revenue related to Section 31 fees is directly offset by Section 31 fees cost of revenues.
Derivatives markets revenue increased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to an increase in transaction and clearing fees. Transaction and clearing fees increased primarily due to a 26% increase in multi-listed options ADV and a 16% increase in index options ADV.

Cost of Revenues
The following tables reconcile the disaggregated cost of revenues captions presented on the condensed consolidated statements of income to the net revenue captions presented on the condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024, respectively (in millions):

	Three Months Ended September 30, 2025
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$274.0	$—	$179.3	$453.3
Routing and clearing fees	15.2	—	4.8	20.0
Section 31 fees	—	—	—	—
Royalty fees and other cost of revenues	8.5	3.2	51.2	62.9
Total cost of revenues	$297.7	$3.2	$235.3	$536.2

	Three Months Ended September 30, 2024
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$198.9	$—	$118.7	$317.6
Routing and clearing fees	12.7	—	4.7	17.4
Section 31 fees	106.4	—	23.1	129.5
Royalty fees and other cost of revenues	12.8	3.1	43.3	59.2
Total cost of revenues	$330.8	$3.1	$189.8	$523.7

	Nine Months Ended September 30, 2025
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$792.8	$—	$473.3	$1,266.1
Routing and clearing fees	47.2	—	13.1	60.3
Section 31 fees	191.3	—	47.1	238.4
Royalty fees and other cost of revenues	32.6	9.5	145.3	187.4
Total cost of revenues	$1,063.9	$9.5	$678.8	$1,752.2

	Nine Months Ended September 30, 2024
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$613.8	$—	$349.6	$963.4
Routing and clearing fees	37.1	—	12.9	50.0
Section 31 fees	204.2	—	45.1	249.3
Royalty fees and other cost of revenues	42.0	8.1	126.2	176.3
Total cost of revenues	$897.1	$8.1	$533.8	$1,439.0
Total cost of revenues increased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to an increase in liquidity payments as a result of volume increases in U.S. equities and multi-listed options, partially offset by a decrease in Section 31 fees.
Total cost of revenues increased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to an increase in liquidity payments as a result of volume increases in U.S. equities and multi-listed options.

The following summarizes changes in the disaggregated cost of revenues for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 (in millions, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Liquidity payments	$453.3	$317.6	$135.7	43%	$1,266.1	$963.4	$302.7	31%
Routing and clearing	20.0	17.4	2.6	15%	60.3	50.0	10.3	21%
Section 31 fees	—	129.5	(129.5)	(100)%	238.4	249.3	(10.9)	(4)%
Royalty fees and other cost of revenues	62.9	59.2	3.7	6%	187.4	176.3	11.1	6%
Total cost of revenues	$536.2	$523.7	$12.5	2%	$1,752.2	$1,439.0	$313.2	22%
Liquidity Payments
Liquidity payments increased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to an increase in liquidity payments on the Cboe U.S. equity exchanges as a result of a 36% increase in total touched shares, coupled with an increase in liquidity payments on the Cboe options exchanges as a result of a 31% increase in multi-listed options ADV. Liquidity payments increased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to an increase in liquidity payments on the Cboe U.S. equity exchanges as a result of a 29% increase in total matched shares, coupled with an increase in liquidity payments on the Cboe options exchanges as a result of a 26% increase in multi-listed options ADV.
Routing and Clearing
Routing and clearing fees increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to an increase in routed trades on the Cboe U.S. equity exchanges and Cboe Clear Europe settlement fees.
Section 31 Fees
Section 31 fees decreased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a 100% decrease in the Section 31 fee rate, from an average rate of $27.80 per million dollars of covered sales for the three months ended September 30, 2024 to an average rate of $0 per million dollars of covered sales for the three months ended September 30, 2025, following a rate change effective May 2025 to $0 per million dollars of covered sales due to the SEC having collected its entire 2025 appropriated amount. Section 31 fees decreased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a 22% decrease in the Section 31 fee rate, from an average rate of $17.50 per million dollars of covered sales for the nine months ended September 30, 2024 to an average rate of $13.68 per million dollars of covered sales for the nine months ended September 30, 2025, following a rate change effective May 2025 to $0 per million dollars of covered sales due to the SEC having collected its entire 2025 appropriated amount. Section 31 fees cost of revenues is directly offset by Section 31 regulatory fees revenue.
Royalty Fees and Other Cost of Revenues
Royalty fees and other cost of revenues increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to an increase in trading volumes of licensed products in the Options segment, partially offset by a decrease in operating interest expense attributable to Cboe Clear Europe as a result of the changing interest rate environment and changes in the business.
Revenues Less Cost of Revenues
Revenues less cost of revenues increased $73.5 million, or 14%, and $210.1 million, or 14%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to an increase in derivatives markets revenues less cost of revenues driven by an increase in volumes traded on the Cboe options exchanges, coupled with an increase in Data Vantage revenues less cost of revenues as a result of increased access and capacity fees and proprietary market data across segments and an increase in cash and spot markets revenues less cost of revenues driven by an increase in volumes traded on the Cboe European equities exchanges.

The following summarizes the components of revenues less cost of revenues for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 (in millions, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Cash and spot markets	$117.3	$103.3	$14.0	14%	$339.6	$304.3	$35.3	12%
Data Vantage	158.9	142.5	16.4	12%	463.4	419.8	43.6	10%
Derivatives markets	329.3	286.2	43.1	15%	955.0	823.8	131.2	16%
Total revenues less cost of revenues	$605.5	$532.0	$73.5	14%	$1,758.0	$1,547.9	$210.1	14%
Cash and Spot Markets
Cash and spot markets revenues less cost of revenues increased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to increases in transaction and clearing fees less liquidity payments and routing and clearing costs (“net transaction and clearing fees”) in the Europe and Asia Pacific and Global FX segments. Net transaction and clearing fees increased primarily due to a 26% increase in Cboe European equities matched ADNV, a 9% increase in Global FX net capture, and a 20% increase in Cboe Clear Europe net settlement volumes.
Cash and spot markets revenues less cost of revenues increased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to increases in net transaction and clearing fees in the Europe and Asia Pacific and Global FX segments. Net transaction and clearing fees increased primarily due to a 36% increase in Cboe European equities matched ADNV, a 12% increase in Global FX ADNV, and a 22% increase in Cboe Clear Europe net settlement volumes, partially offset by a decrease in net transaction and clearing fees in the North American equities segment primarily due to a 40% decrease in U.S. Equities net capture.
Data Vantage
Data Vantage revenues less cost of revenues increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increases in logical port fees and physical port fees in the Options, North American Equities, and Europe and Asia Pacific segments, driven by increased customer demand. Proprietary market data fees increased primarily due to increases in proprietary market data fees in the Options, Europe and Asia Pacific, and North American Equities segments.
Derivatives Markets
Derivatives markets revenues less cost of revenues increased for the three months ended September 30, 2025 compared to the same periods in 2024 primarily due to an increase in net transaction and clearing fees driven by a 31% increase in multi-listed options ADV and a 15% increase in index options ADV, partially offset by a decrease in net transaction and clearing fees in the Futures segment primarily due to a 27% decrease in ADV.
Derivatives markets revenues less cost of revenues increased for the nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to an increase in net transaction and clearing fees driven by a 26% increase in multi-listed options ADV and a 16% increase in index options ADV, partially offset by a decrease in net transaction and clearing fees in the Futures segment primarily due to an 11% decrease in ADV.
Operating Expenses
Total operating expenses for the three months ended September 30, 2025 compared to the same period in 2024 increased $10.6 million, or 5%, primarily due to an increase in compensation and benefits. Total operating expenses for the nine months ended September 30, 2025 compared to the same period in 2024 decreased $53.3 million, or 7%, primarily due to the impairment of assets charge recorded to the Digital segment in the second quarter of 2024, coupled with a decrease in depreciation and amortization and other expenses, partially offset by an increase in compensation and benefits and the impairment of assets recorded related to the wind down of Cboe's Japanese equities business.

The following summarizes changes in operating expenses for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 (in millions, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Compensation and benefits	$129.2	$119.1	$10.1	8%	$373.3	$350.5	$22.8	7%
Depreciation and amortization	30.9	31.8	(0.9)	(3)%	91.1	100.9	(9.8)	(10)%
Technology support services	26.6	25.5	1.1	4%	78.9	74.3	4.6	6%
Professional fees and outside services	21.6	21.9	(0.3)	(1)%	67.2	69.2	(2.0)	(3)%
Travel and promotional expenses	12.0	12.6	(0.6)	(5)%	26.6	29.4	(2.8)	(10)%
Facilities costs	6.4	5.9	0.5	8%	19.6	18.5	1.1	6%
Acquisition-related costs	0.2	—	0.2	100%	0.4	1.2	(0.8)	(67)%
Impairment of assets	4.5	—	4.5	100%	21.6	81.0	(59.4)	(73)%
Other expenses	3.8	7.8	(4.0)	(51)%	16.0	23.0	(7.0)	(30)%
Total operating expenses	$235.2	$224.6	$10.6	5%	$694.7	$748.0	$(53.3)	(7)%
Compensation and Benefits
Compensation and benefits increased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a $5.6 million increase in accrued bonuses as a result of strong Company performance, a $2.7 million increase in salaries and wages primarily due to merit increases, and a $1.2 million increase in equity compensation related to executive transitions, partially offset by a $1.6 million increase in capitalized wages as a result of an increase in internally developed software.
Compensation and benefits increased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a $10.5 million increase in accrued bonuses as a result of strong Company performance, an $8.0 million increase in salaries and wages primarily due to merit increases, a $3.8 million increase in equity compensation related to executive transitions and a $2.6 million increase in benefits, partially offset by a $6.6 million increase in capitalized wages as a result of an increase in internally developed software.
Depreciation and Amortization
Depreciation and amortization decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to declines in amortization under the discounted cash flow method for the intangibles acquired in the Merger and monthly amortization for developed and existing technology ending or written down to zero since the third quarter of 2024.
Technology Support Services
Technology support services increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 due to increases in cloud services, data center hosting, market data, and hardware maintenance, partially offset by a decrease in purchased hardware.
Professional Fees and Outside Services
Professional fees and outside services decreased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to decreases in regulatory costs related to CAT expenses and consulting fees, partially offset by increases in legal fees and accounting fees.
Professional fees and outside services decreased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to decreases in consulting fees and contract services, partially offset by increases in regulatory costs related to CAT expenses and accounting fees.

Travel and Promotional Expenses
Travel and promotional expenses decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to decreases in marketing and advertising expenses related to the timing of the spend in the prior year versus the current year.
Facilities Costs
Facilities costs increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to an increase in repairs and maintenance, partially offset by decreases in cleaning costs and services costs.
Acquisition-Related Costs
Acquisition-related costs increased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to increases in professional fees.
Acquisition-related costs decreased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to decreases in retention-related compensation costs associated with prior acquisitions and professional fees.
Impairment of Assets
Impairment of assets increased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to the impairment of Cboe Japan's assets of $4.5 million during the three months ended September 30, 2025 as a result of the wind down of the Company's Japanese equities business.
Impairment of assets decreased for the nine months ended September 30, 2025, compared to the same period in 2024 primarily due to the impairment of assets of $81.0 million recognized in the former Digital segment during the nine months ended September 2024, partially offset by the impairment of Cboe Japan's assets of $21.6 million during the nine months ended September 30, 2025 as a result of the wind down of the Company's Japanese equities business.
Other Expenses
Other expenses decreased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease in bad debt expense.
Other expenses decreased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease in bad debt expense and a change in contingent consideration related to prior acquisitions recorded in 2024, which did not recur in 2025.
Operating Income
As a result of the items above, operating income for the three months ended September 30, 2025 was $370.3 million, compared to operating income of $307.4 million for the three months ended September 30, 2024, an increase of $62.9 million.
As a result of the items above, operating income for the nine months ended September 30, 2025 was $1,063.3 million, compared to operating income of $799.9 million for the nine months ended September 30, 2024, an increase of $263.4 million.
Interest Expense
Interest expense increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to an increase in Cboe Clear Europe commitment fees.
Interest Income
Interest income increased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to income from U.S. treasury bills as a result of additional investments of cash and cash equivalents.

Interest income increased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to income from U.S. treasury bills as a result of additional investments of cash and cash equivalents coupled with increases in interest earned on higher cash and cash equivalents balances.
Earnings on Investments, Net
Earnings on investments, net increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to a $45.6 million gain on the Company’s investment in 7Ridge Fund (which owns Trading Technologies) recorded in 2025 as a result of Trading Technologies' announcement of an investment transaction that would result in its sale to a third party, which is expected to close in the fourth quarter of 2025.
Other Income (Expense), Net
Other income (expense), net increased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a $1.9 million increase in dividend income from the Company's minority ownership of Vest Group, Inc., coupled with a $1.2 million impairment charge for the Company's minority investment in StratiFi Technologies Inc. recorded in 2024, which did not recur in 2025.
Other income (expense), net increased for the nine months ended September 30, 2025, compared to the same period in 2024 primarily due to a $16.0 million impairment recorded on the Company's minority investment in Globacap Technology Limited recorded in 2024, which did not recur in 2025.
Income Before Income Tax Provision
As a result of the above, income before income tax provision for the three months ended September 30, 2025 was $430.1 million, compared to income before income tax provision of $309.0 million for the three months ended September 30, 2024, an increase of $121.1 million.
As a result of the above, income before income tax provision for the nine months ended September 30, 2025 was $1,114.9 million, compared to income before income tax provision of $804.1 million for the nine months ended September 30, 2024, an increase of $310.8 million.
Income Tax Provision
The effective tax rate from continuing operations was 30.1% and 29.3% for the three months ended September 30, 2025 and 2024, respectively, and 29.5% and 29.3% for the nine months ended September 30, 2025 and 2024, respectively. The higher effective tax rate for each of the three and nine months ended September 30, 2025 was primarily due to the recognition of uncertain tax positions.
Net Income
As a result of the items above, net income for the three months ended September 30, 2025 was $300.8 million, compared to net income of $218.5 million for the three months ended September 30, 2024, an increase of $82.3 million.
As a result of the items above, net income for the nine months ended September 30, 2025 was $786.5 million, compared to net income of $568.4 million for the nine months ended September 30, 2024, an increase of $218.1 million.

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
The following summarizes our total revenues by segment (in millions, except percentages):

Total revenues by segment

$3,510.2
$69.4
$284.9
$1,279.7
$99.8
$1,776.4
$2,987.1
$60.0
$243.4
$1,106.5
$107.2
$1,470.0
$3,500.0
$2,800.0
$2,100.0
$1,400.0
$700.0
$—
YTD 2025
YTD 2024
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

Note, the chart excludes Digital revenues of $(0.2) million for the nine months ended September 30, 2024.

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Options	$616.0	$510.3	21%	54%	48%	$1,776.4	$1,470.0	21%	51%	49%
North American Equities	377.8	403.6	(6)%	33%	38%	1,279.7	1,106.5	16%	36%	37%
Europe and Asia Pacific	92.8	81.1	14%	8%	8%	284.9	243.4	17%	8%	8%
Futures	32.0	39.9	(20)%	3%	4%	99.8	107.2	(7)%	3%	4%
Global FX	23.1	20.7	12%	2%	2%	69.4	60.0	16%	2%	2%
Digital (1)	—	0.1	(100)%	—%	*%	—	(0.2)	100%	—%	*%
Total revenues	$1,141.7	$1,055.7	8%	100%	100%	$3,510.2	$2,986.9	18%	100%	100%
___________________________
*Not meaningful
(1)The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from 2024 have been retained in the former Digital segment for comparative purposes. See Note 1 (“Organization and Basis of Presentation”) for additional information.

The following summarizes our revenues less cost of revenues by segment (in millions, except percentages):

Total revenues less cost of revenues by segment
(in millions)
$1,800.0
$1,440.0
$1,080.0
$720.0
$360.0
$—
$1,758.0
$67.4
$203.6
$296.5
$92.5
$1,098.0
$1,549.4
$58.2
$164.0
$288.9
$103.3
$935.0
YTD 2025
YTD 2024
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

Note, the chart excludes Digital revenues less cost of revenues of $(1.5) million for the nine months ended September 30, 2024.

			Percent Change	Percentage of Total Revenues Less Cost of Revenues				Percent Change	Percentage of Total Revenues Less Cost of Revenues
	Three Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Options	$380.8	$320.9	19%	63%	60%	$1,098.0	$935.0	17%	62%	60%
North American Equities	103.5	98.0	6%	17%	18%	296.5	288.9	3%	17%	19%
Europe and Asia Pacific	69.1	55.6	24%	11%	11%	203.6	164.0	24%	12%	10%
Futures	29.6	38.0	(22)%	5%	7%	92.5	103.3	(10)%	5%	7%
Global FX	22.5	20.0	13%	4%	4%	67.4	58.2	16%	4%	4%
Digital (1)	—	(0.5)	100%	—%	*%	—	(1.5)	100%	—%	*%
Total revenues less cost of revenues	$605.5	$532.0	14%	100%	100%	$1,758.0	$1,547.9	14%	100%	100%
___________________________
*Not meaningful
(1)The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from 2024 have been retained in the former Digital segment for comparative purposes. See Note 1 (“Organization and Basis of Presentation”) for additional information.

Options
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Options segment (in millions, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$380.8	$320.9	19%	62%	63%	$1,098.0	$935.0	17%	62%	64%
Operating expenses	106.4	99.7	7%	17%	20%	305.8	281.4	9%	17%	19%
Operating income	$274.4	$221.2	24%	45%	43%	$792.2	$653.6	21%	45%	44%
Operating margin	72.1%	68.9%	*	*	*	72.1%	69.9%	*	*	*
EBITDA (1)	$280.9	$226.5	24%	46%	44%	$808.6	$670.8	21%	46%	46%
EBITDA margin (2)	73.8%	70.6%	*	*	*	73.6%	71.7%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $59.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in net transaction and clearing fees driven by a 31% increase in multi-listed options ADV and a 15% increase in index options ADV. For the three months ended September 30, 2025, operating income for the Options segment increased $53.2 million compared to the three months ended September 30, 2024 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $6.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in compensation and benefits.
Revenues less cost of revenues increased $163.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in net transaction and clearing fees driven by a 26% increase in multi-listed options ADV and a 16% increase in index options ADV. For the nine months ended September 30, 2025, operating income for the Options segment increased $138.6 million compared to the nine months ended September 30, 2024 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $24.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to increases in compensation and benefits and technology support services.
North American Equities
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our North American Equities segment (in millions, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$103.5	$98.0	6%	27%	24%	$296.5	$288.9	3%	23%	26%
Operating expenses	50.0	53.9	(7)%	13%	13%	151.3	161.5	(6)%	12%	15%
Operating income	$53.5	$44.1	21%	14%	11%	$145.2	$127.4	14%	11%	12%
Operating margin	51.7%	45.0%	*	*	*	49.0%	44.1%	*	*	*
EBITDA (1)	$65.5	$58.0	13%	17%	14%	$179.7	$171.1	5%	14%	15%
EBITDA margin (2)	63.3%	59.2%	*	*	*	60.6%	59.2%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $5.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in access and capacity fees and market data revenue. For the three months ended September 30, 2025, operating income for the North American Equities segment increased $9.4 million compared to the three months ended September 30, 2024 primarily due to an increase in revenues less cost of revenues, coupled with a decrease in operating expenses. Operating expenses decreased $3.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to decreases in depreciation and amortization and technology support services.
Revenues less cost of revenues increased $7.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in access and capacity fees and market data revenue, partially offset by a decrease in net transaction and clearing fees driven by a 40% decrease in U.S. Equities net capture. For the nine months ended September 30, 2025, operating income for the North American Equities segment increased $17.8 million compared to the nine months ended September 30, 2024 primarily due to a decrease in operating expenses, coupled with an increase in revenues less cost of revenues. Operating expenses decreased $10.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a decrease in depreciation and amortization.
Europe and Asia Pacific
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Europe and Asia Pacific segment (in millions, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$69.1	$55.6	24%	74%	69%	$203.6	$164.0	24%	71%	67%
Operating expenses	52.7	44.3	19%	57%	55%	160.4	133.3	20%	56%	55%
Operating income	$16.4	$11.3	45%	18%	14%	$43.2	$30.7	41%	15%	13%
Operating margin	23.7%	20.3%	*	*	*	21.2%	18.7%	*	*	*
EBITDA (1)	$25.9	$18.7	39%	28%	23%	$68.3	$52.1	31%	24%	21%
EBITDA margin (2)	37.5%	33.6%	*	*	*	33.5%	31.8%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $13.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in net transaction and clearing fees driven by a 26% increase in Cboe European Equities matched ADNV, coupled with a 20% increase in Cboe Clear Europe net settlement volumes. For the three months ended September 30, 2025, operating income for the Europe and Asia Pacific segment increased $5.1 million compared to the three months ended September 30, 2024 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $8.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to increases in impairment of Cboe Japan's assets, and compensation and benefits.
Revenues less cost of revenues increased $39.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in net transaction and clearing fees driven by a 36% increase in Cboe European Equities matched ADNV, coupled with a 22% increase in Cboe Clear Europe net settlement volumes. For the nine months ended September 30, 2025, operating income for the Europe and Asia Pacific segment increased $12.5 million compared to the nine months ended September 30, 2024 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $27.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to increases in impairment of Cboe Japan's assets, and compensation and benefits.

Futures
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Futures segment (in millions, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$29.6	$38.0	(22)%	93%	95%	$92.5	$103.3	(10)%	93%	96%
Operating expenses	12.8	8.6	49%	40%	22%	38.0	25.5	49%	38%	24%
Operating income	$16.8	$29.4	(43)%	53%	74%	$54.5	$77.8	(30)%	55%	73%
Operating margin	56.8%	77.4%	*	*	*	58.9%	75.3%	*	*	*
EBITDA (1)	$17.3	$29.9	(42)%	54%	75%	$55.9	$79.3	(30)%	56%	74%
EBITDA margin (2)	58.4%	78.7%	*	*	*	60.4%	76.8%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues decreased $8.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a decrease in net transaction and clearing fees as a result of a 27% decrease in ADV. For the three months ended September 30, 2025, operating income for the Futures segment decreased $12.6 million compared to the three months ended September 30, 2024 primarily due to a decrease in revenues less cost of revenues, coupled with an increase in operating expenses. Operating expenses increased $4.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to increases in compensation and benefits, professional fees and outside services, and travel and promotional expenses, due, in part, to the Digital results being prospectively included in the Futures segment beginning in the first quarter of 2025.
Revenues less cost of revenues decreased $10.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a decrease in net transaction and clearing fees as a result of an 11% decrease in ADV. For the nine months ended September 30, 2025, operating income for the Futures segment decreased $23.3 million compared to the nine months ended September 30, 2024 primarily due to an increase in operating expenses, coupled with a decrease in revenues less cost of revenues. Operating expenses increased $12.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to increases in compensation and benefits, professional fees and outside services, and technology support services, due, in part, to the Digital results being prospectively included in the Futures segment beginning in the first quarter of 2025.
Global FX
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Global FX segment (in millions, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$22.5	$20.0	13%	97%	97%	$67.4	$58.2	16%	97%	97%
Operating expenses	11.0	10.8	2%	48%	52%	33.1	33.2	0%	48%	55%
Operating income	$11.5	$9.2	25%	50%	44%	$34.3	$25.0	37%	49%	42%
Operating margin	51.1%	46.0%	*	*	*	50.9%	43.0%	*	*	*
EBITDA (1)	$14.2	$12.3	15%	61%	59%	$42.6	$35.3	21%	61%	59%
EBITDA margin (2)	63.1%	61.5%	*	*	*	63.2%	60.7%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $2.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in net transaction and clearing fees driven by a 9% increase in net capture. For the three months ended September 30, 2025, operating income for the Global FX segment increased $2.3 million compared to the three months ended September 30, 2024 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $0.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in compensation and benefits, partially offset by a decrease in depreciation and amortization.
Revenues less cost of revenues increased $9.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in net transaction and clearing fees driven by a 12% increase in ADNV. For the nine months ended September 30, 2025, operating income for the Global FX segment increased $9.3 million compared to the nine months ended September 30, 2024 primarily due to an increase in revenues less cost of revenues, coupled with a decrease in operating expenses. Operating expenses decreased $0.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a decrease in depreciation and amortization, partially offset by an increase in compensation and benefits.
Digital
The following summarizes revenues less cost of revenues, operating expenses, operating loss, operating margin, EBITDA, and EBITDA margin for the former Digital segment for the three and nine months ended September 30, 2024 (in millions, except percentages) for the purposes of providing comparative information. The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. See Note 1 (“Organization and Basis of Presentation”) for additional information:

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$—	$(0.5)	*%	*%	*%	$—	$(1.5)	*%	*%	*%
Operating expenses	—	5.7	*%	*%	*%	—	105.2	*%	*%	*%
Operating loss	$—	$(6.2)	*%	*%	*%	$—	$(106.7)	*%	*%	*%
Operating margin	—%	*%	*	*	*	—%	*%	*	*	*
EBITDA (1)	$—	$(6.0)	*%	*%	*%	$—	$(102.0)	*%	*%	*%
EBITDA margin (2)	—%	*%	*	*	*	—%	*%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

Liquidity and Capital Resources
Below are charts that reflect elements of our capital allocation. “YTD” represents the nine month periods ended September 30, 2025 and 2024, respectively:
We expect our cash on hand at September 30, 2025 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility and potentially participating in future financing transactions to obtain additional capital will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, any dividends, potential strategic acquisitions, to cover any adjustments arising from tax examinations, and opportunities for common stock repurchases under the previously announced program. See Note 10 (“Debt”) of the condensed consolidated financial statements for further information.
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
Cash and cash equivalents includes cash in banks and all non-restricted, highly liquid investments, including short-term repurchase agreements and money market funds, with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of September 30, 2025 increased $576.4 million from December 31, 2024 primarily due to inflows from the results of operations and the net proceeds from available-for-sale financial investments, partially offset by cash dividends on common stock, the change in Section 31 fees payable, and purchases of available-for-sale financial investments. See “Cash Flow” below for further discussion.
Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $274.1 million as of September 30, 2025. The remaining balance was held in the United States and totaled $1,222.6 million as of September 30, 2025. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States and foreign income taxes, less applicable foreign tax credits.
Our financial investments include deferred compensation plan assets, as well as investments with original or acquired maturities longer than three months, that mature in less than one year from the balance sheet date and are recorded at fair value. As of September 30, 2025 and December 31, 2024, financial investments primarily consisted of U.S. Treasury securities and deferred compensation plan assets.
Cash Flow
The following table summarizes our cash flow data for the nine months ended September 30, 2025 and 2024, respectively (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$1,400.5	$1,811.0
Net cash provided by (used in) investing activities	30.9	(15.0)
Net cash used in financing activities	(294.1)	(424.3)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	266.9	33.4
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$1,404.2	$1,405.1

	As of September 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$1,496.7	$757.8
Restricted cash and cash equivalents (included in margin deposits, clearing funds, and interoperability funds)	1,639.8	2,033.5
Restricted cash and cash equivalents (included in other current assets)	32.5	—
Restricted cash and cash equivalents (included in cash and cash equivalents)	—	5.4
Customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	1.0	5.5
Total	$3,170.0	$2,802.2
Net Cash Flows Provided by Operating Activities
During the nine months ended September 30, 2025, net cash provided by operating activities was $614.0 million higher than net income. The variance is primarily attributable to the change in margin deposits, clearing funds, and interoperability funds related to Cboe Clear Europe of $554.2 million, depreciation and amortization of $91.1 million, the change in unrecognized tax benefits of $60.4 million, the change in income taxes receivable of $40.3 million, and stock-based compensation expense of $38.7 million, partially offset by the change in the Section 31 fees payable of $181.8 million for the nine months ended September 30, 2025.
Net cash flows provided by operating activities were $1,400.5 million and $1,811.0 million for the nine months ended September 30, 2025 and 2024, respectively. The change in net cash flows provided by operating activities was primarily due to the change in the margin deposits, clearing funds, and interoperability funds related to Cboe Clear Europe, the change in Section 31 fees payable, and the change in impairment of assets, partially offset by an increase in net income, the change in accounts payable and accrued liabilities, and the change in accounts receivable for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Net Cash Flows Provided by (Used in) Investing Activities
Net cash flows provided by (used in) investing activities were $30.9 million and $(15.0) million for the nine months ended September 30, 2025 and 2024, respectively. The variance is primarily due to an increase in the proceeds from maturities of available-for-sale financial investments, partially offset by increases in the purchases of available-for-sale financial investments and the purchases of property and equipment and leasehold improvements, net for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $294.1 million and $424.3 million for the nine months ended September 30, 2025 and 2024, respectively. The variance is primarily attributable to decreases in purchases of common stock and payments of contingent consideration related to prior acquisitions, partially offset by the increase in cash dividends on common stock for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Financial Assets
The following summarizes our financial assets, excluding margin deposits, clearing funds, and interoperability funds as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,496.7	$920.3
Financial investments	34.2	110.3
Less deferred compensation plan assets	(33.9)	(40.3)
Less cash collected for Section 31 fees	—	(110.8)
Adjusted cash (1)	$1,497.0	$879.5
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
Debt
The following summarizes our debt obligations as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024
3.650% Senior Notes	$650.0	$650.0
1.625% Senior Notes	500.0	500.0
3.000% Senior Notes	300.0	300.0
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Less unamortized discount and debt issuance costs	(7.6)	(9.0)
Total debt	$1,442.4	$1,441.0
As of September 30, 2025 and December 31, 2024, the Company was in compliance with the covenants of our debt agreements.
In addition to the debt outstanding, as of September 30, 2025, we had an additional $400.0 million available through our revolving credit facility, with the ability to borrow another $200.0 million by increasing the commitments under the facility, subject to the agreement of the applicable lenders. Together with adjusted cash, we had approximately $1.9 billion available to fund our operations, capital expenditures, potential acquisitions, debt repayments, and any dividends, net of minimum regulatory capital requirements of $195.2 million as of September 30, 2025, which are subject to potential applicable regulatory restrictions and approvals and potential associated tax costs.

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
The Company did not repurchase shares under the Company's share repurchase program during the three months ended September 30, 2025. Since inception of the program through September 30, 2025, the Company has repurchased 21,063,700 shares of common stock at an average cost per share of $80.02, for a total value of $1.7 billion.
As of September 30, 2025, the Company had $614.5 million of availability remaining under its existing share repurchase authorizations.
Commercial Commitments and Contractual Obligations
As of September 30, 2025, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations, software development activities and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 10 (“Debt”) for a discussion of the outstanding debt, Note 12 (“Clearing Operations”) for information on Cboe Clear Europe's and Cboe Clear U.S.’s clearinghouse exposure guarantees, and Note 22 (“Leases”) for discussion on operating leases and equipment leases.
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
OCC acts as a central counterparty on all transactions in listed equity options in our Options segment, and as such, guarantees clearance and settlement of all of our options transactions. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the condensed consolidated financial statements for these guarantees. Similarly, with respect to trades in U.S. listed equity options occurring on Cboe Options, C2, BZX, and EDGX, and to trades in CFE futures products cleared by OCC, we deliver matched trades of our customers to the OCC, which acts as a central counterparty for these transactions and, as such, guarantees clearance and settlement of these matched options and futures trades. With respect to U.S. government securities transactions executed on Cboe Fixed Income, we use Mirae Asset Securities (USA) Inc. to deliver matched trades to the Fixed Income Clearing Corporation ("FICC") Government Securities Division ("GSD"), which acts as a central counterparty on all transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all of those matched trades.
With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on Cboe Canada and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. With respect to trades in options and futures occurring on Cboe Europe Derivatives, we deliver matched trades of our customers to Cboe Clear Europe, which acts as a central counterparty on all transactions occurring on Cboe Europe Derivatives and, as such, guarantees clearance and settlement of all of those matched options and futures trades. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we formerly delivered matched trades of our customers to the Japanese Securities Clearing Corporation, which acted as a central counterparty on all transactions formerly occurring on Cboe Japan and, as such, guaranteed clearance and settlement on all of our matched trades in Japan.
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
In the nine months ended September 30, 2025, there were no significant changes to our critical accounting estimates from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K, with the exception of Goodwill and Other Intangible Assets, as described below.
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
In the second quarter of 2025, Cboe Japan experienced declines in its market share as a result of increased market competition. The decline in market share was evaluated as a potential indication of impairment and the Company performed an interim impairment test for the long-lived intangible assets recognized in the Europe and Asia Pacific reporting unit. The Company concluded that the carrying value of Cboe Japan’s customer relationships long-lived intangible assets exceeded their estimated fair value, as their projected future cash flows did not support their valuation, and recorded an impairment charge of $17.1 million in the condensed consolidated statements of income for the three and six months ended June 30,

2025. The Company also evaluated the indefinite-lived intangible assets and goodwill of the Europe and Asia Pacific reporting unit and, based on the results of the assessments, determined there was no additional impairment required for the three and six months ended June 30, 2025 as the fair values exceeded the carrying values, respectively.
On July 23, 2025, the Company announced its decision to wind down Cboe’s Japanese equities business, including the operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform. The Company suspended operations for these businesses on August 29, 2025 and expects to formally close the businesses subject to consultation with regulators. As a result, the Company recorded an impairment charge of $4.5 million and $21.6 million related to indefinite-lived intangible assets and technology-related software for the three and nine months ended September 30, 2025, respectively.
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
For the three and nine months ended September 30, 2025, our exposure to foreign-denominated revenues less cost of revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Euros (1)	British Pounds (1)	Australian Dollar (1)	Euros (1)	British Pounds (1)	Japanese Yen (1)
Foreign denominated % of:
Revenues less cost of revenues	6.8%	3.2%	1.2%	6.6%	3.2%	0.5%
Operating expenses	7.9%	10.0%	3.4%	7.9%	9.7%	4.2%
Impact of 10% adverse currency fluctuation on:
Revenues less cost of revenues	$4.1	$2.0	$0.7	$11.7	$5.7	$0.9
Operating expenses	1.9	2.4	0.8	5.5	6.7	2.9
___________________________
(1)An average foreign exchange rate to the U.S. dollar for the period was used. See Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the table summarizing the changes in certain operational and financial metrics for more information.
Equity Risk
Our investment in European, Canadian, and Asia Pacific operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European businesses are denominated in British pounds or Euros. The assets and liabilities of our Canadian businesses are denominated in Canadian dollars. The assets and liabilities of our Asia Pacific businesses are denominated in Australian dollars, Japanese yen, Singapore dollars, Hong Kong dollars, or Philippine pesos. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income (loss), net within stockholders' equity on our condensed consolidated balance sheet.

Our primary exposure to this equity risk as of September 30, 2025 is presented by foreign currency in the following table (in millions):

	Euros (1)	British Pounds (1)	Canadian Dollars (1)
Net equity investment, by foreign currency	$225.4	$619.2	$231.7
Impact on consolidated equity of a 10% adverse currency fluctuation	22.5	61.9	23.2
___________________________
(1)Converted to U.S. dollars using the foreign exchange rate of Euros per U.S. dollar, British pounds per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of September 30, 2025.
Credit Risk
We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure, or other reasons. We limit our exposure to credit risk by considering such risk when selecting the counterparties with which we make investments and execute agreements. The Company maintains cash and cash equivalents and financial investments at various regulated financial institutions and brokerage firms which, at times, may be in excess of the depository insurance limits. The Company's management regularly monitors these institutions and believes that the potential for future loss is remote.
We do not have counterparty credit risk with respect to trades matched on our exchanges in the U.S., Canada, and Europe. With respect to listed equities, we deliver matched trades of our customers to the NSCC without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all equity transactions occurring on BZX, BYX, EDGX and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options and futures, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, and EDGX, and on transactions in CFE futures products cleared by OCC and, as such, guarantees clearance and settlement of those matched options and futures trades. Additionally, for CFE futures products cleared by Cboe Clear U.S., we deliver matched trades of our customers to Cboe Clear U.S., which acts as a central counterparty to these transactions. With respect to U.S. government securities transactions, we use Mirae Asset Securities (USA) Inc. to deliver matched trades to FICC GSD without taking on counterparty risk for those trades. FICC GSD acts as a central counterparty on all U.S. government securities transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all of those matched trades. With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on Cboe Canada and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. The BIDS Trading ATS platform delivers matched trades to BOA, which delivers the matched trades to the NSCC. BOA guarantees the trade until the trade has been submitted to and validated by the NSCC, after which time NSCC provides a guarantee until the trade settles. Thus, BIDS Trading is potentially exposed to credit risk from the counterparty to an equity trade routed to another market center until the trade has been processed and validated by the NSCC on the trade date. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we formerly delivered matched trades of our customers to the Japanese Securities Clearing Corporation, which acted as a central counterparty on all transactions formerly occurring on Cboe Japan and, as such, guaranteed clearance and settlement on all of our matched trades in Japan.
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
The Company is exposed to further credit and investment risk through our clearing operations. Cboe Clear Europe holds material amounts of clearing participant collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as liquidity and market risks. Cboe Clear U.S. holds amounts of clearing member collateral in the form of cash. The following is a summary of the risks associated with these deposits and how these risks are mitigated:
•Credit Risk - The credit risk is predominantly in the event a clearing participant fails to meet a financial or contractual obligation and relates to custodians and settlement banks. Cboe Clear Europe attempts to mitigate this risk through minimum participant requirements for existing clearing participants and SFT's special clearing participants and monitoring their financial health. To cover potential loss to Cboe Clear Europe in the event of a clearing participant default, collateral is required from clearing participants. Besides potential defaults of clearing participants, the main credit risk faced by the clearinghouse is exposure to clearing participants when a trade fails to settle. To help mitigate this risk, a fail fee is charged to discourage late settlements. This fee covers Cboe Clear Europe’s costs but also acts as a deterrent as required by applicable settlement efficiency regulation. Cboe Clear U.S. sets minimum financial requirements on custodian institutions and any clearing member that may expose the clearinghouse to credit risk. The financial strength of custodians and such clearing members are monitored routinely. Furthermore, Cboe Clear U.S. requires clearing members to post collateral (full or margined, depending on the product eligible for clearing) or other forms of financial guarantee and their trading activities are subject to pre-trade checks on CFE. As of September 30, 2025, Cboe Clear U.S. does not expect a material loss concerning credit risk on any member participant, custodian, or settlement bank.
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
•Investment Risk – Cboe Clear Europe, as of September 30, 2025, held $1.6 billion of clearing member margin deposits, clearing funds, and interoperability funds which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. In the event that a sovereign government or reverse repurchase agreement counterparty defaults, the value we hold as collateral might not be sufficient to cover our capital requirements in the event of defaults. While Cboe Clear Europe seeks to achieve a reasonable rate of return which may generate interest income for clearing participants, Cboe Clear Europe is primarily concerned with preservation of capital and managing the risks associated with these deposits. As Cboe Clear Europe passes on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. While Cboe Clear Europe has policies and procedures that strive to help ensure that clearing participant collateral is protected, Cboe Clear Europe cannot absolutely assure that these measures and safeguards will be sufficient to protect margin deposits, clearing funds, and interoperability funds from a default or that we will not be materially and adversely affected in the event of a significant default.
On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations. Any such effects to date have been minimal.
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of September 30, 2025 and 2024, our cash and cash equivalents and financial investments were $1,530.9 million and $802.6 million, respectively, of which $274.1 million and $302.8 million is held outside of the United States in various foreign subsidiaries in 2025 and 2024, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.
As of September 30, 2025, we had $1,442.4 million in outstanding debt, all of which relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed rate obligations. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the Cboe Clear Europe Credit Facility, as these facilities bear interest at fluctuating rates. As of September 30, 2025, there were no outstanding borrowings under our Revolving Credit Agreement or Cboe Clear Europe Credit Facility, respectively. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.
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
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during the third quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On October 30, 2024, the Company and the Company’s U.S. equities exchanges, BZX, BYX, EDGX, and EDGA (collectively, the “Cboe U.S. equity exchanges”) and Nasdaq, Inc. filed a Petition for Review (“PFR”) in the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) appealing the Final Rules. On December 3, 2024, the Cboe U.S. equity exchanges and Nasdaq, Inc. filed a request with the SEC for a stay to delay the initial implementation date of the Final Rules, which was scheduled to occur in November 2025. On December 12, 2024, the SEC granted a stay of the challenged provision of the Final Rules until the litigation is resolved. The briefing on the merits concluded on April 7, 2025, and oral argument was held on May 15, 2025. On October 14, 2025, the D.C. Circuit ruled in favor of the SEC and held that the SEC did not exceed its statutory authority and did not violate the Administrative Procedures Act in promulgating the Final Rules.
The Final Rules, once implemented, amongst other things, are expected to reduce access fee caps to a level that may inhibit our ability to incentivize liquidity on the Cboe U.S. equity exchanges, thereby resulting in a reduction in transaction fee revenue, as well as limit our ability to differentiate our fee schedule and compete with other national securities exchanges and off-exchange venues, which may have a material impact on our business, financial condition, and operating results.
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
On October 31, 2024, the SEC issued an order disapproving Cboe Options’ proposal. On December 26, 2024, Cboe Options filed a Petition for Review (“PFR”) of the SEC’s disapproval order in the Court of Appeals for the Seventh Circuit (the “7th Circuit”). The briefing on the merits concluded on June 20, 2025, and oral argument is scheduled for November 4, 2025. The Company and Cboe Options intend to litigate the matter vigorously.
There have been no other material updates during the period covered by this Form 10-Q to the Legal Proceedings as set forth in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 1A. Risk Factors.
Except as set forth below, there have been no material updates during the period covered by this Form 10-Q to the Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Item 1A. of our Form 10-Q for the three months ended March 31, 2025 and in Item 1A of our Form 10-Q for the three months ended June 30, 2025. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.
If we fail to attract or retain highly skilled management and other employees our business may be harmed.
Our success largely depends on the skills, experience and continued efforts of management and other key personnel. As a result, to be successful, we must retain and motivate executives and other key employees. Within the past year, the composition of our executive officers has substantially changed. We have a new Chief Executive Officer who started on May 7, 2025 and who assumed the role of President on August 2, 2025 and a new EVP, Global Head of Derivatives who started on October 1, 2025, in addition to other new members of our senior management team. Filling the roles and responsibilities of departing executive officers and employees may require us to devote time and resources to identifying, hiring and integrating replacements for the departed executives and employees that could otherwise be used to pursue business opportunities and it is important to our success that these key personnel quickly adapt to and excel in their new roles. Our failure to successfully fill these roles and retain our key personnel could have a material adverse effect on our overall business, financial condition, and operating results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share repurchase program
In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $2.3 billion. The program permits the Company to purchase shares, through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The Company did not repurchase shares under the Company's share repurchase program during the three months ended September 30, 2025. As of September 30, 2025, the Company had $614.5 million of availability remaining under its existing share repurchase authorizations.
Purchase of common stock from employees
The table below reflects the acquisition of common stock by the Company in the three months ended September 30, 2025 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31, 2025	107	$233.21
August 1 to August 31, 2025	18,138	246.65
September 1 to September 30, 2025	—	—
Total	18,245	$246.57
Use of proceeds
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Securities Trading Plans of Executive Officers and Directors
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading agreement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.

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
Chief Executive Officer and President
Date: October 31, 2025

	By:	/s/ Jill M. Griebenow
Jill M. Griebenow
Executive Vice President, Chief Financial Officer
Date: October 31, 2025