Form 10-K
period 2025-12-31
Cboe Global Markets, Inc.
filed 2026-02-20
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the Registrant's outstanding voting common equity held by non-affiliates was approximately $24.4 billion based on the closing price of $233.21 per share of common stock.
The number of outstanding shares of the registrant's common stock as of February 13, 2026 was 104,667,696 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cboe Global Markets' Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2025, are incorporated by reference in Part III.

CBOE GLOBAL MARKETS, INC.
2025 FORM 10-K

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
•"BIDS Holdings" refers to BIDS Holdings L.P., a wholly-owned subsidiary of Cboe Global Markets, Inc.
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
•"CAT" refers to the Consolidated Audit Trail.
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
•"Cboe Data Vantage" refers to the Company's Cboe Data Vantage business (subsequently referred to as Data Vantage throughout the remainder of this document).
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
•“Cboe Fixed Income” refers to Cboe Fixed Income Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe FX” refers to Cboe FX Markets, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Japan” refers to Cboe Japan Ltd. (formerly known as Chi-X Japan Ltd.), a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe NL” refers to Cboe Europe B.V., a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
•“Cboe Options” refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe SEF” refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Trading” refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•"CEDX" refers to Cboe Europe Derivatives, the Company's fully electronic pan-European derivatives platform operated by Cboe NL.
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
•“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
•“VIX futures” or “VIX options” or "Options on VIX futures" refers, as applicable, to our Cboe Volatility Index exchange-traded options and futures products.

TRADEMARK AND OTHER INFORMATION
Cboe®, Cboe Global Markets®, Cboe Volatility Index®, Cboe Clear®, Cboe Datashop®, Cboe Futures Exchange®, CFE®, Cboe Digital®, Cboe Hanweck®, Cboe LIS®, Bats®, BIDS Trading®, BYX®, BZX®, EDGA®, EDGX®, Hybrid®, Life is Better with Options®, LiveVol®, MATCHNow®, NANO®, Options Institute®, Silexx®, VIX®, VIX1D®, and XSP® are registered trademarks, and Cboe BIDS EuropeSM, C2SM, Cboe Data VantageSM, Cboe TitaniumSM, Cboe TiSM, f(t)optionsSM, Trade AlertSM, Mag 10SM and Magnificent 10SM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks and DSPXSM is a service mark of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.
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

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as "may," "might," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including statements in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under "Risk Factors" in this Annual Report and other filings with the SEC.
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
•economic, political, and market conditions;
•compliance with legal and regulatory obligations;
•price and new products and services competition and consolidation in our industry;
•decreases in trading or clearing volumes, market data fees, or a shift in the mix of products traded on our exchanges;
•legislative or regulatory changes or changes in tax regimes;
•our ability to protect our systems and communication networks from security vulnerabilities and breaches;
•our ability to attract and retain skilled management and other personnel;
•increasing competition by foreign and domestic entities;
•our business and operational dependence on and exposure to risk from third parties;
•factors that impact the quality and integrity of our and other applicable indices;
•our ability to manage our global operations, growth, and strategic acquisitions, wind downs, divestitures, or alliances effectively;
•increases in the cost of the products and services we use;
•our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
•our ability to minimize the risks, including our credit, liquidity, market, investment, counterparty, and default risks, associated with operating our clearinghouses;
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

PART I
Item 1.    Business
The following description of the business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Overview
Cboe Global Markets, Inc., the world's leading derivatives and securities exchange network, delivers cutting-edge trading, clearing, and investment solutions to people around the world. Cboe provides trading solutions and products in multiple asset classes, including equities, derivatives, and FX, across North America, Europe, and Asia Pacific. Above all, the Company is committed to building a trusted, inclusive global marketplace that enables people to pursue a sustainable financial future.
Cboe’s subsidiaries include the largest options exchange and the third largest equities exchange operator in the U.S. In addition, the Company operates Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges), one of the largest equities exchanges by value traded in Europe, and owns Cboe Clear Europe, a leading pan-European equities and derivatives clearinghouse, BIDS Holdings, which owns a leading block-trading ATS by volume in the U.S., and provides block-trading services with Cboe market operators in Europe and Canada, Cboe Australia, an operator of a regulated stock exchange in Australia, Cboe Clear U.S., an operator of a regulated clearinghouse, and Cboe Canada, a recognized Canadian securities exchange. Cboe subsidiaries also serve collectively as a leading market globally for exchange-traded products (“ETPs”) listings and trading.
In 2025, following a comprehensive strategic review of its global business operations, Cboe initiated the wind down of its Japanese equities business, including the cessation of operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform, initiated a sales process for its Cboe Australia and Cboe Canada businesses, discontinued its U.S. and European Corporate Listings efforts, and reduced costs associated with its U.S. and European ETP Listings businesses, Cboe Europe Derivatives ("CEDX"), and several of Cboe’s smaller Risk and Market Analytics businesses. Subsequent to December 31, 2025, after further review of its global business operations, Cboe initiated the wind down of CEDX.
Our Business
Cboe reports on the following five business segments:
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
•North American Equities. The North American Equities segment includes U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform in the U.S. and the Cboe BIDS Canada platform, and Canadian equities and other transaction services that occur on or through Cboe Canada’s order books. The North American Equities segment also includes corporate listing services on Cboe Canada, ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, and applicable market data fees revenues generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.
•Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European derivatives transaction services, ETPs, including exchange traded funds, exchange traded notes, and exchange traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and CEDX. It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities services of Cboe Australia, an operator of a trading venue in Australia. Cboe Europe operates lit and dark books, a periodic auctions book, a closing cross book, and two BIDS order books; a Large-in-Scale (“LIS”) trading negotiation facility and a volume-weighted average price (“VWAP”) trajectory crossing facility. Cboe NL, based in Amsterdam, operates similar business functionality to that offered by Cboe Europe (with the exception of Trajectory Crossing), and provides for trading only in European Economic Area (“EEA”) symbols. Subsequent to December 31, 2025, Cboe initiated the wind down of CEDX, its pan-European derivatives platform that offered futures and options based on Cboe Europe equity indices, FLEX options, and single stock options. Prior to the wind down, CEDX contributed derivatives transaction services and market data revenues to this segment. Cboe Clear Europe offers the clearing of equity and equity-like instruments for Cboe-operated and other regulated trading venues and clearing SFTs. Prior to the CEDX wind down, Cboe Clear Europe also provided clearing services for derivative transactions executed on CEDX. This segment also includes Cboe Europe, Cboe NL, and Cboe Australia revenue generated from the licensing of proprietary market data and from access and capacity services.
•Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services. As of January 1, 2025, the Futures segment prospectively includes all Digital operating activity, which includes Cboe Digital Exchange, a regulated futures exchange, and Cboe Clear U.S., a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. On June 9, 2025, Cboe successfully completed the migration of cash-settled Bitcoin and Ether futures contracts from Cboe Digital Exchange to CFE. There are no products currently listed for trading on the Cboe Digital Exchange.
Comparative-period results for the Digital segment have been presented for historical purposes but have not been recast as the historical results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the year ended December 31, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment. See Note 16 (“Segment Reporting”) for more information.
•Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX fully electronic trading platform, non-deliverable forward FX transactions (“NDFs”) offered for execution on Cboe SEF, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. The segment also includes transaction services for U.S. government securities executed on the Cboe Fixed Income fully electronic trading platform.
Cboe also presents three financial statement revenue captions within the consolidated statements of income that reflect the Company’s diversified products, expansive geographical reach, and overall business strategy. Below is a summary of Cboe’s financial statement revenue captions:
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
•Cboe Data Vantage. The Cboe Data Vantage business includes access and capacity fees to our markets, proprietary market data fees from various licensing agreements and proprietary indices, and associated other revenue across Cboe’s five segments. The key sources of these revenues are our markets, the proprietary products underlying the market data, the licensing agreements, proprietary indices, and other data and access products and services, which are described in more detail below.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations," Note 4 ("Revenue Recognition"), and Note 16 ("Segment Reporting") in the notes to our consolidated financial statements for discussion of revenues and certain operational and financial metrics, and operating income (or loss) by business segment. Certain activities within our segments operate globally. For information regarding risks related to our international operations see “Risk Factors.”
Competitive Strengths
Cboe is a leading provider of market infrastructure and tradable products across cash and spot markets, derivatives markets, and Cboe Data Vantage products and services. Cboe delivers cutting-edge trading, clearing, and investment solutions across the globe through a comprehensive ecosystem that helps drive innovation and growth.

Strategic Focus
Our strategic direction is focused on leveraging our core areas of strength and the strong secular growth trends supporting them. This approach aims to unlock growth and earnings potential while reinforcing our competitive position through:
•Rationalizing our business portfolio to optimize return on invested capital and potential growth trajectory;
•Optimizing our core businesses of Index Options, Multi-Listed Options, Futures, U.S. Equities, European Equities, and Global FX, while expanding Data Vantage offerings that draw upon these businesses;
•Capitalizing on emerging industry trends that align with our core strengths and potentially unlock new opportunities to create value for our clients; and
•Maintaining a disciplined and financially rigorous approach to capital allocation.
Key Business Highlights
The following is a brief summary of our key 2025 business highlights:
•Conducted a comprehensive review of our global business operations, resulting in a strategic realignment of our business portfolio and an enhanced focus on core strengths and emerging growth opportunities.
•Expanded our derivatives product suite, including the launch of cash-settled futures and options on a new index tracking 10 U.S.-listed large-cap stocks of technology and growth-oriented companies (the “Cboe Magnificent 10 Index”), continuous Bitcoin and Ether futures, Cboe FTSE Bitcoin Index Futures, and options on the S&P 500 Equal Weight Index.
•Expanded retail access with the launch of a Pan-European Best Bid and Offer trading solution.
•Expanded dedicated cores technology offering internationally, enhancing order processing performance and reliability for participants across our global markets.
•Advanced cloud-based data access with the launch of index datasets.
•Completed key migrations, including the transition of Cboe Digital Exchange futures to CFE and the migration of Cboe Canada’s technology platform.
•Unveiled a new brand for our exchange technology platform, Cboe Titanium.
Derivatives Markets
We are one of the largest U.S. derivatives market operators, operating four options markets, Cboe Options, BZX Options, EDGX Options and C2 Options, and a futures market, CFE. The key products traded on our derivatives markets are proprietary products, including our flagship products SPX options and VIX options and futures, and multi-listed products.
Our U.S. derivatives options market, Cboe Options, is a hybrid market combining open outcry floor trading with electronic trading. For multi-listed products, depending on the product, we utilize public customer priority, market turner, participation rights, and pro-rata allocation market models, as well as the “classic” pricing model (known as payment for order flow). For proprietary products, we use price-time or pro-rata allocation, alongside public customer priority in certain instances, and market turner, combined with a pricing model where all market participants generally pay fees. Our other three options markets, BZX, EDGX and C2, are fully electronic and utilize a mix of price-time, customer priority, participation rights, pro-rata allocation, maker-taker, and classic pricing market models.
CFE’s U.S. derivatives futures market, which is fully electronic, utilizes a price-time market model, combined with a pricing model where all market participants generally pay fees, subject to specified exceptions.
Proprietary Products
We are a leader in the volatility space with the volatility-based proprietary products we offer for trading. These volatility-based proprietary products are built through Cboe Labs, a dedicated team centered on the creation, development, and implementation of new ideas and our strategic relationships and license agreements with index providers, including S&P Dow Jones Indices (“S&P”) and the Frank Russell Company and FTSE International Limited (together “FTSE Russell”). We offer proprietary products on our proprietary indices and indices owned by other index providers. Our most frequently traded proprietary products include SPX options and VIX options and futures.
We hold exclusive U.S. rights to list options on the S&P 500 Index, S&P 100 Index, S&P 500 ESG Index, and S&P Select Sector Indices. Our license with S&P extends through December 31, 2033, with exclusive rights to trade S&P 500 Index options through December 31, 2032. We use the market data from the trading of options on the S&P 500 Index, S&P 100 Index, the Russell 2000 Index and other indices for the creation of proprietary Cboe volatility indices, variance indicators, and BuyWrite Indices (including the Cboe Volatility Index (“VIX Index”)), and to create tradable products on such indices.
SPX Options
The S&P 500 Index is an index comprised of 500 large-cap U.S. listed companies. It is one of the most commonly followed indices and is considered a bellwether for the U.S. economy. The SPX options we offer on the S&P 500 Index are exclusive to Cboe and contribute substantially to our volumes and transaction fee revenues. Because of the S&P 500 Index’s status as a bellwether, SPX options are used in many different trading strategies by customers with different goals, including pension funds hedging their equity exposure by buying put options, asset managers seeking enhanced returns by selling covered call options, and hedge funds using risk-managed strategies to capture so-called “risk premia” embedded in option prices. We also offer zero days to expiry (0-DTE) products, Long Term Equity AnticiPation Securities (LEAPs), Mini- and NANO-SPX options, FLEX- and FLEX micro-SPX options, and SPX Weeklys options, which have settlements on Mondays, Tuesdays, Wednesdays, Thursdays, Fridays, and on the last trading day of each month and nearly 24x5 trading in SPX options. We believe these additional expirations provide customers with more precision when hedging overall portfolio risk.
Volatility Trading
Cboe pioneered the trading of exchange-traded volatility products with its introduction of VIX futures in 2004 and VIX options in 2006. The VIX Index, although not directly tradable, is based on the mid-point of real-time quotes of SPX options and is designed to reflect investors’ consensus view of future 30-day expected stock market volatility. The VIX Index methodology provides the basis for the creation of VIX options and futures. The final settlement value of VIX options and futures is determined on their expiration date through a Special Opening Quotation (“SOQ”) of the VIX Index. The SOQ calculation uses opening trade prices of selected options unless there is no opening price, in which case the opening price used in the SOQ calculation is the midpoint of the highest bid and lowest offer at the time of the opening. Since we started offering these products, we have seen trading from a number of different customer segments utilizing a number of different trading strategies, including hedging extreme stock market declines, also known as “tail risk” hedging, and risk-managed strategies that seek to capture the relative price changes of expected volatility at different times in the future.
To help investors better manage market volatility, we also offer the VIX1D, the U.S. Treasury Market Volatility Index (VIXTLT), VIX Weeklys options and futures, mini VIX futures, nearly 24x5 trading in VIX options and futures, Cboe S&P 500 Variance Futures, and Options on VIX futures.
Proprietary Indices
We also calculate and disseminate proprietary indices that are licensed for use by third parties or are used as the basis for Cboe proprietary products. These proprietary indices are built through our in-house Cboe Labs research and development and Cboe Data Vantage business teams, often in connection with our strategic relationships and license agreements with index providers. Our proprietary indices include:
•volatility indices based on broad-based market indices, such as the S&P 500 and the Russell 2000;
•volatility indices based on ETFs;
•indices based on Bitcoin ETFs;
•the Cboe Magnificent 10 Index; and
•options strategy benchmark indices, such as the Cboe BuyWrite, PutWrite, and Collar indices based on the S&P 500 and Russell 2000 and BuyWrite indices based on other broad-based market indices.
In addition to any transaction fee revenue generated from trading of products based on these indices on Cboe exchanges, we distribute these indices through the Cboe Global Indices Feed (“CGIF”) data subscription service and a third-party cloud-native data platform and, together with index providers with whom we have strategic relationships, we license proprietary indices for third parties to use to create third-party indices and products. Accordingly, we generate revenue from proprietary indices by distributing them for reference purposes, using them as the basis for proprietary products and licensing them for use for third-party indices and products.

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
•Cboe Global Indices. Services include index creation, calculation, licensing, and data dissemination (including indicative net asset values). See above for additional information regarding our proprietary indices.
•Risk and Market Analytics. Services include analytics and historical data with a focus on data and market analytics, front-end platforms, including Cboe Silexx, LiveVol Pro, FT Options and Trade Alert, and connectivity services, including FIX Order Routing, Trade Drop Copy Network, CAT reporting, and broker connectivity.
We provide data services to market participants globally through a number of distribution channels including direct, via our vendor partners and Cboe Global Cloud, which is our global cloud data distribution service.
U.S. Tape Plans
We also derive a portion of our revenue from market data fees from U.S. tape plans, including Unlisted Trading Privileges (“UTPs”), the Consolidated Tape Association (“CTA”), and OPRA. Fees, net of plan costs, from UTP, CTA, and OPRA are allocated and distributed to plan participants like us according to their share of tape fees based on a formula, required by Regulation NMS, which may take into account both trading and quoting activity.
Cash and Spot Markets
We are one of the largest equities market operators, operating four U.S. equities exchanges, international exchanges in Europe, Canada, and Australia, as well as a number of alternative trading systems and an FX platform.
Our four U.S. equities exchanges, BZX, EDGX, BYX and EDGA, which are fully electronic, operate various market and pricing models including price-time and price-time with retail priority, as well as various pricing models, including maker-taker and taker-maker fee structures. In addition to these market models, each of the U.S. equity exchanges provides numerous specific order types that are designed to enhance their respective market models.
BIDS Trading, the U.S. equities ATS market, which is fully electronic, utilizes a sponsored access model to provide anonymous executions in NMS stocks. Cboe and BIDS Trading collaborate in operating similar venues with our cash and spot markets in Canada and Europe.
Our fully electronic Canadian securities exchange, Cboe Canada Inc., offers four order books, NEO-L, NEO-N, NEO-D, and MATCHNow, which operate various market models including maker-taker, taker-maker, large order priority, and frequent call matches with continuous execution opportunities, among others.
In Europe, we operate a number of market models, including continuous Lit order books, periodic auction order books, dark midpoint order books, a post-closing cross, as well as two BIDS Europe order books.
Cboe Australia is a regulated stock exchange that is fully electronic. Cboe Australia utilizes a model that charges a different ad valorem fee rate depending on whether a participant is making or taking liquidity.
The Cboe FX platform provides institutional FX trading services and utilizes a price-firmness-time priority market model. For our FX NDF markets, Cboe SEF utilizes a price-firmness-time priority market model. Cboe Fixed Income operates an electronic trading platform for U.S. government securities, utilizing a price-firmness-time priority market model.
Listing
Cboe operates five listing venues across the globe that are structured and designed, in the U.S. and Canada, for all types of equity instruments, such as ETPs, corporate securities, warrants, and depositary receipts, while in the UK and European Union ("EU") they support ETPs only. In Australia, both ETPs and warrants are supported. Over the course of 2025, Cboe added approximately 1,438 listings across the globe and had approximately 2,952 listings as of December 31, 2025.

Clearing
Our subsidiary Cboe Clear Europe, a European central counterparty (“CCP”), provides post-trade clearing services, to stock exchanges, multilateral trading facilities and for over-the-counter equities trades and exchange-traded derivatives trades. Cboe Clear Europe acts as a central counterparty that, for its clearing members, becomes the buyer to every seller and the seller to every buyer. As a result, it guarantees the timely performance of the settlement obligations of buyers and sellers and takes on the risk of the performance of the transactions that it clears. Additionally, as a Financial Market Infrastructure, Cboe Clear Europe is subject to strict business continuity requirements and regulatory oversight. Cboe Clear Europe clears equities and equity like instruments traded on 47 European trading segments. Cboe Clear Europe also clears equity derivative instruments traded on Cboe NL. Additionally, Cboe Clear Europe clears SFTs in cash equities and ETFs. In 2025, Cboe Clear Europe provided CCP protection for an average of €69 billion of cleared value on a daily basis. Through the process of netting, in 2025, Cboe Clear Europe eliminated 73%, or €50 billion of the average daily cleared value, leaving an average daily settlement value of €19 billion.
Cboe Clear U.S. is a CFTC-registered derivatives clearing organization (“DCO”) that provides clearing and settlement for a number of CFE products, including financially settled and continuous futures on Bitcoin and Ether.
Customers
Our customers generally include financial institutions, trading platforms, institutional and individual investors, and professional traders. Our equities and options customers in the United States include trading permit holders and members (as applicable) of Cboe Options, C2, BZX, BYX, EDGX, and EDGA, which are SEC-registered broker-dealers, and the customers of those broker-dealers. Our Canadian equities customers include members of Cboe Canada Inc., which are Canadian registered investment dealers. Our Australian customers include trading participants of Cboe Australia, which are Australian registered investment dealers, and certain clients of those dealers. Our ATS equities participants in the United States include subscribers of BIDS Trading, which are SEC-registered broker-dealers, and certain customers of those broker-dealers. Our futures customers include banks, futures commission merchants and their customers, hedge funds, asset managers, proprietary trading firms, and Commodity Trading Advisors. Similarly, our equities customers in Europe are EU regulated brokerage and proprietary trading firms, as well as sponsored access clients of these brokerage firms and certain non-EU regulated and unregulated direct access participants. Cboe Clear Europe clearing members include EEA regulated banks and brokerage trading firms. Our institutional global FX customers include banks, broker-dealers, hedge funds, asset managers, proprietary trading firms, Commodity Trading Advisors, and corporates. Our Cboe Fixed Income customers include SEC-registered broker-dealers that are members of the Depository Trust and Clearing Corporation’s (“DTCC”) Fixed Income Clearing Corporation (“FICC”), participating in the institutional inter-dealer market for U.S. government securities. Access to our markets and trading rights and privileges depend upon the nature of the customer, such as whether the individual or firm is (or is eligible to become) a trading permit holder, trading privilege holder, member, participant, or subscriber of one of our markets. For information regarding risks related to our customers see “Risk Factors.”
Competition
The industry in which we operate is intensely competitive. We believe we face competition on a number of factors, including:
•price, quality, and speed of our trade and clearing execution;
•functionality and ease of use of our trading and clearing platforms;
•reliability, integrity, depth of book, liquidity, range, and functionality of our products and services;
•integrity of our marketplaces;
•technological innovation and adoption;
•new product development;
•our brand awareness; and
•our reputation.

We believe that we compete favorably with respect to these factors through a variety of methods, including:
•offering access to a broad array of products and services, including proprietary products and market data;
•offering a variety of new products and services and focusing on product innovation;
•offering fee schedules and pricing models that both attract order flow and provide incentives to liquidity providers;
•providing advanced technology that offers broad functionality, low latency, fast execution, ease of use, scalability, reliability, and security;
•offering efficient, transparent, and liquid marketplaces;
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

In our proprietary products, we compete against other futures exchanges and swap execution facilities that offer similar products, as well as against financial market participants that offer similar over-the-counter derivatives. We also compete against certain multi-listed options products, such as SPY options and cash settled index options, and certain event prediction markets, which may offer similar market exposure of our proprietary products, such as SPX options.
The listed options industry is extremely competitive. As of December 31, 2025, our four options exchanges compete with 14 other U.S. options exchanges, in large part due to existing exchange holding companies opening new exchanges that offer different markets and pricing models on existing technology. The Company anticipates that two additional U.S. options exchanges will come to market in the first half of 2026. Most of the equity and ETP options listed and traded on our exchanges are also listed and traded on the other exchanges. In addition, the options exchanges that we compete with set fees and rebates to attract multi-listed options business to their exchanges, which has historically reduced the net revenue per contract that we generate from multi-listed options, and the options exchanges that we compete with structure their options businesses in partnership with established market participants, such as consolidators, and other order flow providers, to increase their volume traded.
Our U.S. equities and the BIDS Trading ATS compete against 13 other equities exchanges as of December 31, 2025, and over 25 other ATSs and single dealer platforms. Market participants have multiple venues for the execution of orders, including national securities exchanges and numerous off-exchange venues, including other ATSs and broker-dealers that internalize orders off-exchange. Additionally, corporate and ETP issuers have multiple venues they can choose from in the listing of their products. In Canada, our recognized Canadian securities exchange, Cboe Canada, competes with several Canadian exchanges and ATSs. In Australia, our exchange, Cboe Australia, competes with other Australian exchanges, listing markets, and crossing systems.
The market for execution and clearing services in Europe became more competitive following the introduction of MiFID II and the Regulation on Markets in Financial Instruments (Regulation (EU) No 600/2014) (“MiFIR”). Our major competitors in Europe include national stock exchanges, other pan-European MTFs, systematic internalizers, and other European clearinghouses.
The global FX market remains severely fragmented, with transparent automated marketplaces such as Cboe FX challenging a small number of similarly situated competitors. While the global FX market has experienced a shift from competing interbank platforms to electronic communication networks ("ECNs"), the electronification of the spot and NDF FX market may encounter resistance from customers that still prefer to utilize the phone, instant chats, terminals and key banking relationships for price discovery and trading. Furthermore, levels of electronification of the FX market have remained relatively static. The electronic spot FX market is also intensely competitive, with numerous other venues competing for market share as of December 31, 2025.
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
Technology
Cboe's Trading Technology
The trading platform for our equities, options, and futures markets is built upon our Cboe Titanium technology platform. It is developed, owned, and operated in-house and is designed to optimize reliability, speed, scalability, and versatility. Using common protocols and features, Cboe’s unified Cboe Titanium technology platform is a high-performance, globally consistent, and locally optimized exchange platform designed to support Cboe’s trading operations across options, futures, and equities markets worldwide. Our exchanges provide different market models, appealing to different user bases, and the trading technologies support all of them. Further, the technologies are designed to support many specialized features for each of the markets, such as: dark pools, trade reporting facility, systematic internalizer, Large-in-Scale, smart order routing, FLEX options, 24x5 trading, and hybrid trading (combining electronic and open outcry). In addition, Cboe and its applicable subsidiaries operate separate trading and/or clearing platforms, as applicable, for BIDS Trading, Cboe Clear U.S., Cboe Clear Europe, and Cboe FX.
Our trading platforms have generally experienced very low operational downtime and low latency. We have undertaken significant efforts to upgrade our Cboe Titanium technology platform to help meet increased performance and capacity requirements and help ensure competitiveness, support growth, and advance a consistent world class platform globally. The trading platforms use readily available hardware, thereby minimizing capital outlays required for each new market entry. Also, in order to continue to implement new enhancements to our trading platforms, new releases of software are generally deployed routinely in all of the applicable markets.

Disaster Recovery
We operate and maintain geographically diverse disaster recovery facilities for all of our markets. We expect that, in certain instances, the disaster recovery facilities can be up and running in a short period of time and in certain instances we may also work with our market participants to try to quickly reopen marketplaces. We regularly test our data center recovery plans and periodically carry out weekend tests using our back-up data centers, as well as an annual test with our U.S. trading participants. Cboe Canada, as required by local regulations, conducts internal testing of its disaster recovery data processing capabilities at least annually, and participates in the bi-annual testing coordinated by CIRO. Cboe Australia conducts internal testing of its disaster recovery data processing capabilities at least annually. In Europe, we also regularly test our data center recovery plans and periodically carry out weekend tests which use our back-up data center, as well as an annual test with our European trading participants. We continue to work to improve both the availability of our technology and our disaster recovery facilities.
Emerging Technologies
We are currently utilizing certain technologies, such as artificial intelligence (“AI”) and the cloud, in limited capacities, including using AI to improve internal processes such as code development, documentation, and operational efficiency, and we continue to explore the potential use of other new technologies, such as machine learning, blockchain, distributed ledger technology, tokenization, quantum computing, atomic settlement, and other emerging technologies to potentially help drive new products, increase productivity, improve our self-regulatory oversight responsibilities, and increase automation of tasks.
Routing and Clearing
OCC is the sole provider of clearing on all of our U.S. options exchanges. OCC also provides clearing for a number of CFE products, including VIX futures. National Securities Clearing Corporation (“NSCC”), a subsidiary of the DTCC, is the sole provider of clearing on our U.S. listed equity exchanges. The Canadian Depository for Securities (“CDS”) is the sole provider of clearing on all equities transactions occurring on Cboe Canada. With respect to Australian equities and derivatives, Cboe Australia delivers matched trades of its customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia. BofA Securities, Inc. (“BOA”) is the sole provider of clearing on all equities transactions occurring on BIDS Trading. Cboe Europe Equities relies on LCH Limited and LCH SA (“LCH”), Cboe Clear Europe, and SIX x-clear Ltd (“SIX x-clear”) to clear trades in exchange traded products as part of an interoperable clearing model. Prior to the wind down of CEDX in 2026, Cboe NL relied on Cboe Clear Europe to clear both index and single stock derivative contracts traded on CEDX. With respect to U.S. government securities transactions executed on Cboe Fixed Income, we use ABN AMRO Clearing USA LLC ("ABN") and/or Mirae Asset Securities (USA) Inc. ("Mirae") to deliver matched trades to the Fixed Income Clearing Corporation ("FICC") Government Securities Division ("GSD"). FICC GSD acts as a central counterparty on all transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all of those matched trades. For SFT in cash equities and ETFs, Cboe Clear Europe provides central clearing, settlement, and post-trade lifecycle management. Cboe Clear U.S. provides clearing for a number of CFE products, including financially settled and continuous futures on Bitcoin and Ether.
Cboe Trading is a routing broker-dealer used by our four U.S. equities exchanges and our four U.S. options exchanges, including the electronic platform portion of Cboe Options. Cboe Trading’s routing and clearing firms are Wedbush Securities, Inc. (“Wedbush”), Morgan Stanley & Co. LLC (“Morgan Stanley”), The Goldman Sachs Group, Inc. ("Goldman Sachs"), Wolverine Execution Services, LLC ("Wolverine"), and BOA.
Regulatory Environment and Compliance
Various aspects of our business are subject to regulation by the SEC, CFTC, FINRA, various state regulators, CIRO, the Canadian Securities Administrators (and, in particular, the Ontario Securities Commission or “OSC”), the Australian Securities & Investments Commission (“ASIC”), JFSA, JSDA, ESMA, FCA, the Central Bank of the Netherlands (“DNB”), AFM, Bank of England, and other international regulatory authorities where our exchanges or Cboe Clear Europe may be authorized to act as foreign exchanges or provide clearing services, and market participants may be subject to regulation by the SEC, CFTC, FINRA, National Futures Association (“NFA”), FCA, Board of Governors of the Federal Reserve, U.S. Department of the Treasury, and/or foreign regulators.
Recent Developments
Laws and regulations regarding our business are frequently modified or changed to address perceived problems, new products, or competition or at the request of market participants. The following is a brief discussion of recent regulatory developments that may significantly impact our business.

United States
Equity Market Structure
In December 2022, the SEC released four proposals that could impact equity market structure: (1) Disclosure of Order Execution Information ("Rule 605"); (2) Regulation NMS Amendments: Tick Size, Access Fees, and Transparency (“Tick Size/Access Fee Cap”); (3) Regulation Best Execution; and (4) Proposed Rule to Enhance Order Competition. Each of these proposals has been noticed for public comment, and in 2024, Rule 605 and the Tick Size/Access Fee Cap proposals were approved by the SEC. Rule 605 is expected to be implemented in August 2026 while the Tick Size/Access Fee Cap proposals are expected to be implemented in November 2026. Rule 605 may result in increased technology and compliance costs to Cboe. The Tick Size/Access Fee Cap rule is also likely to result in increased technology and compliance costs to Cboe, as well as potential adverse impact to Cboe’s trading volume and transaction fee revenue. The SEC withdrew its Regulation Best Execution and Order Competition proposals on June 12, 2025. However, it is possible that additional proposals or changes to the existing equity market structure, such as potential changes to Regulation NMS Rule 611 (“Order Protection Rule”) could have a negative impact on our operations. In addition, bills are sometimes introduced in the U.S. Congress that also could potentially impact equity market structure and adversely impact our volumes and operations. See “Risk Factors” for more information.
Europe
OTC Derivatives, Central Counterparties and Trade Repositories
Regulation (EU) No 648/2012 of the European Parliament and of the Council of July 4, 2012 on OTC derivatives, central counterparties and trade repositories (the “European Market Infrastructure Regulation” or “EMIR”) sets out rules relating to over-the-counter (“OTC”) derivatives markets, central counterparties, and trade repositories. EMIR was enhanced and amended by EMIR REFIT and EMIR 2.2. Most recent enhancements are from EMIR 3.0 which entered into force on December 24, 2024. To support EMIR 3.0, approximately sixteen non-legislative acts and guidance are being developed for adoption before coming into force in the next twelve to eighteen months and which may have a material adverse effect on our business, financial condition, and operating results.
EU Transparency Rules
On November 11, 2021, the European Council ("E.C.") published its proposal for a review of EU market structure legislation, including proposed amendments to MiFIR and Directive 2014/65/EU on markets in financial instruments ("MiFID II"). The legislative phase of the review is now complete and revised MiFIR rules and Directive 2024/790/EU on markets in financial instruments came into effect on March 28, 2024, with Member State transposition having been required by September 29, 2025. The final text includes, among other provisions, provision for a consolidated tape for the EU, a ban on payment for order flow (effective June 30, 2026), replacement of the double volume cap with a single volume cap of 7% for trades executed under certain trade waivers (operational as of October 2025), and changes to the transparency regime for equities. These provisions have been implemented through a number of Level 2 measures developed by ESMA, including the selection of consolidated tape providers. The legislation has not had a material adverse effect on our business, financial condition, and operating results. However, there are review clauses contained in the legislation which provide a further opportunity to review the effectiveness of the transparency regime, at which point potential changes may have a material adverse effect on our business, financial condition, and operating results. See "Risk Factors" for more information.
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
Canadian Securities Industry
Cboe Canada is subject to comprehensive regulation and oversight by its primary provincial securities regulatory authority, the OSC. In addition, Cboe Canada is a Marketplace Member of, and subject to a regulation services agreement with, CIRO. The regulations applicable to Cboe Canada cover a wide array of areas, including, but not limited to, marketplace operations (which include corporate governance, fair access, systems compliance and integrity, and conflict management requirements), trading rules, electronic trading risk management, and financial viability.
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
Futures and Swaps Industry-CFE and Cboe SEF
The operations of each of CFE and Cboe SEF are subject to regulation by the CFTC under the Commodity Exchange Act (“CEA”). The CEA generally requires that futures trading in the United States be conducted on a designated contract market (“DCM”) and, in some cases, requires swaps trading to be conducted on a swap execution facility (“SEF”) or DCM. The CEA and CFTC regulations establish criteria for an exchange to be designated as a contract market on which futures and futures options contracts may be traded, and for a trading platform to be designated as a swap execution facility on which swaps may be traded. Designation as a contract market or swap execution facility is non-exclusive with respect to the products traded on that market. This means that the CFTC may permit additional exchanges or trading platforms to be contract markets or swap execution facilities for trading the same or similar contracts.
CFE is a DCM, and Cboe SEF is a swap execution facility, each of which is subject to the oversight of the CFTC and to a variety of ongoing regulatory and reporting responsibilities under the CEA. As a DCM, CFE is required to comply with the applicable core principles and regulations under the CEA, as is Cboe SEF as a swap execution facility. Each of CFE and Cboe SEF has surveillance and regulatory operations and procedures to monitor and enforce compliance by trading privilege holders with CFE rules, and by participants with Cboe SEF rules, as applicable. If CFE or Cboe SEF fails to comply with applicable laws, rules or regulations, it may be subject to: censure, fines, cease-and-desist orders, suspension of its business, and removal of personnel or other sanctions, including revocation of CFE’s designation as a contract market or Cboe SEF’s designation as a swap execution facility.
Cboe Clear U.S.
Cboe Clear U.S. is a CFTC-registered DCO subject to the oversight of the CFTC and to a variety of ongoing regulatory and reporting responsibilities under the CEA. As a DCO, Cboe Clear U.S. is required to comply with the applicable core principles and regulations under the CEA. Cboe Clear U.S. has surveillance and regulatory operations and procedures to monitor and enforce compliance by clearing members with Cboe Clear U.S. rules. If Cboe Clear U.S. fails to comply with applicable laws, rules, or regulations, it may be subject to censure, fines, cease-and-desist orders, suspension of its business, removal of personnel, or other sanctions, including revocation of Cboe Clear U.S.’s designation as a DCO.
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
Cboe Clear Europe and Cboe NL are located in Amsterdam and subject to Dutch law and regulation. The current Dutch regulatory system was established by the Act on Financial Supervision. Financial conduct of markets, including activity on, and the operation of, markets is regulated by the AFM. Financial conduct of CCPs, including clearing activity, is regulated by the AFM and DNB. The AFM is an independent non-governmental body, given statutory powers by the Act on Financial Supervision. The AFM has three strategic objectives: to promote the fair and conscientious provision of financial services, to promote the fair and efficient operation of the capital markets, and to contribute to the stability of the financial system. The AFM is accountable to the Minister of Finance. The DNB is the Dutch central bank, financial sector supervisor and resolution authority. The DNB is committed to a stable financial system: stable prices, solid financial institutions, and properly functioning payment transfers. Cboe Clear Europe is recognized as a non-UK CCP in the United Kingdom, which allows it to provide services to UK clearing members and UK trading venues. Cboe Clear Europe is also recognized as a foreign central counterparty in Switzerland, which allows it to provide services to Swiss clearing members and SIX Swiss Exchange AG. Cboe NL is also subject to regulation by ESMA.
Much of the UK and Dutch financial services regulation originates from the EU. Such regulation includes organizational requirements, capital resources requirements, and the specific requirements for RMs and MTFs and are applicable to both Cboe Europe and Cboe NL. MiFID II and MiFIR set out requirements for RMs and MTFs with respect to the establishment of transparent and non-discretionary rules and procedures governing access and for fair and orderly trading and the efficient execution of orders, as well as to facilitate the efficient settlement of transactions conducted on RMs and MTFs and monitoring compliance with the rules. EMIR governs the CCPs operating in the EU and requires them to meet common risk management, governance and capital adequacy standards. The regulatory functions required of Cboe Europe Equities and Derivatives, including Cboe Clear Europe and Cboe NL, by MiFID II, MiFIR, EMIR, and other relevant legislation and regulations are performed by in-house staff. Cboe Europe Equities and Derivatives utilize the same state-of-the-art, real-time surveillance system that is used in the U.S. to monitor trading and market activities on BZX, BYX, EDGA, and EDGX. Cboe Clear Europe utilizes proprietary risk management software to monitor settlement and funding flows.
Global FX
While the global institutional spot FX market remains largely unregulated, the enactment of the Dodd-Frank Act and its related regulations in the United States and the ongoing implementation of MiFID II and MiFIR in Europe have impacted the regulatory landscape for currency derivative products. For example, certain standardized currency derivative products are required to trade on an organized trading venue such as a SEF or DCM in the United States or on an MTF or organized trading facility in Europe. Moreover, even in the largely unregulated spot FX market, this movement towards additional trading standards and norms is highlighted by the publication of the FX Global Code in 2017 by the Global Foreign Exchange Committee, and re-affirmed in 2024, reflecting principles of good conduct for the wholesale FX market, and whose publication may lead to additional oversight in the global FX market. Cboe FX issued a Statement of Commitment declaring its commitment to conduct its FX market activities in a manner consistent with the principles of the FX Global Code. Following the publication of the FX Global Code, regulators continue to take a closer look at the spot FX market, and any decision to impose new regulations may affect our spot FX business line.

Broker-Dealers
Cboe Trading, BIDS Trading, and Cboe Fixed Income are registered broker-dealers regulated by the SEC, FINRA, other SROs of which they are members, and various state securities regulators. Cboe Trading currently operates as a routing broker-dealer for sending orders from the Exchanges to other venues for execution, including routing orders among the Exchanges. Cboe Trading is considered a facility of each of the Exchanges and is subject to the rules of the Exchanges. The Exchanges are responsible for enforcing Cboe Trading’s compliance with their rules, including to ensure Cboe Trading is not given preferential treatment. BIDS Trading currently operates an ATS, which is designed to bring counterparties together to anonymously trade large blocks of U.S. equities. BIDS Trading is not a member of any of the U.S. national securities exchanges and is not subject to exchange rules. In addition, the ATS operated by BIDS Trading is not a registered national securities exchange or a facility thereof. Cboe Fixed Income, a registered broker-dealer and member of FINRA, operates an electronic trading system for U.S. government securities targeted at the institutional inter-dealer market for trading on-the-run U.S. Treasury bonds and notes in the secondary OTC markets. Cboe Fixed Income’s participants are SEC registered broker-dealers that are members of The Depository Trust and Clearing Corporation’s Fixed Income Clearing Corporation.
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
In addition, Cboe Global Markets indirectly holds all of the issued share capital and voting rights in Cboe Chi-X Europe and Cboe Europe, and its wholly-owned subsidiary Cboe NL. As a result, we and any person who holds, or has voting power with respect to, 10% or more of the outstanding shares of Cboe Global Markets common stock may be subject to certain regulatory requirements under UK and Dutch law.
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
All of our Exchanges, and CFE, are participants in various cooperative and regulatory information sharing agreements, including in the Intermarket Surveillance Group (“ISG”). ISG is an international information-sharing cooperative governed by a written agreement that provides for a comprehensive surveillance sharing arrangement. In addition to the agreement for confidential information sharing, the ISG provides a framework for the coordination of regulatory efforts among exchanges trading securities, commodity futures, and related products to address potential intermarket manipulations and trading abuses.
CFE and Cboe SEF are also members of the Joint Audit Committee (“JAC”), which is a representative committee of the U.S. futures exchanges and regulatory organizations which participate in a joint audit and financial surveillance program that has been approved and is overseen by the CFTC. The JAC’s primary responsibility is to oversee the implementation and functioning of all terms and conditions of the Joint Audit Agreement and to determine the practices and procedures to be followed by each designated self-regulatory organization in the conduct of regulatory examinations and financial reviews of FCMs.
As part of the regulatory program, each of our Exchanges and CFE have rules pertaining to their respective disciplinary processes.
U.S. Regulatory Agreements
The Exchanges and CFE have entered into agreements under which third parties have agreed to perform regulatory functions on behalf of our markets (e.g., regulatory services agreements). As discussed below, in addition, in certain other instances for our Exchanges, a third-party has been allocated the regulatory responsibility under Rule 17d-1 or Rule 17d-2 under the Exchange Act, while in others, we retain the regulatory responsibility for the activities.
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
Rule 17d-1 Designations and Rule 17d-2 Agreements
Section 17(d) of the Exchange Act and the related Exchange Act rules permit SROs to allocate certain regulatory responsibilities to avoid duplicative oversight and regulation. Under Exchange Act Rule 17d-1, the SEC designates one SRO to be the designated examining authority (“DEA”) for each broker-dealer that is a member of more than one SRO. The DEA is responsible for the regulatory oversight of applicable financial responsibility rules pertaining to that broker-dealer. Cboe Options is the DEA for some of its TPHs. Cboe Trading’s assigned DEA is FINRA.
Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, which are approved by the SEC and concern the allocation of regulatory responsibility for rules applicable to TPHs and members that those SROs have in common. The Exchanges have entered into certain bilateral Rule 17d-2 agreements under which FINRA is allocated responsibility for enforcing certain federal securities laws and certain exchange rules that are common with FINRA rules. The Exchanges have entered into certain other multi-party Rule 17d-2 agreements that allocate responsibility among the participating SROs, which may include the Exchanges, for oversight of their allocated common members' compliance with certain rules governing, among other items, options related sales practices, options related market surveillance, insider trading, NMS and CAT NMS plan compliance.
National Market System Plans
We are member participants of several NMS plans including, but not limited to, the following: Cboe Options, C2, BZX, and EDGX are member exchanges in OPRA, which is the designated securities information processor for market information that is generated through the trading of exchange-listed securities options in the United States, and it disseminates certain core trading information, such as last sale reports and quotations. BZX, BYX, EDGA, and EDGX also participate in the CTA/CQ and the UTP Plans, which perform analogous services for the U.S. equities market. In November of 2024, the SEC approved a new Consolidated Tape Plan that, when fully operational, will replace the existing CTA/CQ and UTP Plans. The Securities Industry Automation Corporation acts as the “processor” for OPRA and the CTA/CQ Plans. Nasdaq Stock Market, LLC acts as the processor for the Nasdaq Unlisted Trading Privileges Plan. See “Risk Factors” for more information regarding the consolidated data plan order.
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
The Consolidated Audit Trail Plan (“CAT Plan”) functions as the limited liability company agreement of Consolidated Audit Trail, LLC (“CATLLC”), the limited liability company formed under Delaware state law through which the SROs (the “Plan Participants”) conduct the activities of the CAT. The CAT Plan also serves as the national market system plan pertaining to the creation, implementation, and maintenance of a CAT that tracks orders throughout their lifecycle, which strives to enhance regulators’ ability to efficiently monitor trading activity in Eligible Securities in the U.S. securities markets. Eligible Securities currently include NMS Stocks, Listed Options, and OTC Equities. Order and trade data is required to be reported to the CAT central repository the following day by each SRO/Plan Participant and broker-dealer (an “Industry Member”), along with certain customer and account information by each Industry Member. On November 15, 2016, the SEC approved the CAT Plan and a phased implementation was originally required to begin in November 2017; however, there were some delays. The first phase of CAT (“Phase 1”) ultimately went live in November 2018, at which time we and other SROs/Plan Participants began initial reporting of order and trade file submissions to the CAT. The second phase of CAT (“Phase 2”) for Industry Members began with order and trade file submissions in June 2020. The final Phase 2 implementation sub-phase ("Phase 2e"), related to Industry Member submissions to the customer and account information submissions system (“CAIS”), was completed on May 31, 2024.
On September 6, 2023, the SEC issued an order approving an amendment to the CAT Plan to implement a revised funding model (“CAT Funding Model”) for CATLLC to fund the CAT. The approved CAT Funding Model contemplated two categories of CAT fees calculated based on the “executed equivalent shares” of transactions in eligible securities: (i) CAT fees assessed by CATLLC to Industry Members who are CAT Executing Brokers (the brokers responsible for executing each side of the transaction) to recover a portion of historical CAT costs previously funded by monies loaned to CATLLC by the Plan Participants; and (ii) CAT fees assessed by CATLLC to CAT Executing Brokers and Plan Participants to fund prospective CAT costs. On October 17, 2023, Citadel Securities, LLC, and the American Securities Association filed a petition for review of the CAT Funding Model in the U.S. Court of Appeals for the 11th Circuit ("11th Circuit"). The 11th Circuit vacated the CAT Funding Model order in July 2025. After the CAT Funding Model order was vacated and the 11th Circuit's order became effective at the end of November 2025, CATLLC could no longer collect the fees that it previously collected. There is currently no funding model in place for CATLLC to fund the CAT. However, on September 5, 2025, CATLLC filed with the SEC a proposed amendment to the CAT Plan to implement a revised funding model for CATLLC to fund the CAT, which proposal is currently pending with the SEC.
Portions of promissory notes related to the funding of the implementation and operation of the CAT may not be collectible. The allowance for notes receivable credit losses associated with the CAT is calculated using a methodology that is primarily based on the structure of the notes and various potential outcomes under the CAT Funding Model. See Note 23 ("Commitments, Contingencies, and Guarantees") for more information.

Intellectual Property
We own or have rights to a number of intellectual property assets, including trademarks, service marks, domain names, trade names, copyrights, trade secrets, and patents. While the majority of our intellectual property is protected under U.S. law, we have many intellectual property assets protected by laws in Europe, Asia and other parts of the world. We license some intellectual property assets to other entities. We attempt to protect our intellectual property rights, while respecting the legitimate intellectual property rights of others.
Human Capital Management
Cboe has a robust human capital management program in place focused on equal opportunities including performance and career development, talent management, health and well-being, inclusivity, culture, comprehensive benefits, training, talent acquisition, and succession planning.
Equal Opportunity and Inclusion
Cboe believes in an inclusive culture that promotes creativity, collaboration, and innovation, which is critical to the success of our business and defining the markets of tomorrow. Cboe is an equal opportunity employer and provides equal employment opportunities to all qualified persons without regard to sex, gender, race, color, ethnicity, creed, religion, national origin, ancestry, citizenship status, age, veteran or military status, disability, marital status, domestic partnership or civil union status, pregnancy, sexual orientation, genetic status, gender identity or expression, and any other characteristic protected by applicable law (a “Protected Characteristic”). Cboe is committed to applying our Equal Employment Opportunity Policy to all employment practices that impact the terms and conditions of employment including, but not limited to, hiring, evaluation, discipline, promotion, training, compensation, transfer, and termination. Actively nurturing and maintaining an inclusive culture at Cboe is a core imperative. We believe that our collective and unique perspectives fuel our capabilities, enhance our team spirit and enable us to attract and retain top talent as we define the markets of the future. Our commitment and responsibility in this regard starts at the top, with leadership and support from the full Cboe Board of Directors and executive team.
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
Employee Engagement Surveys, Town Halls, and an Open-Door Policy
In 2025, Cboe conducted our eighth annual employee engagement survey and has implemented career, leadership, and culture focused programs in response to the survey findings. Our participation rate exceeds standard benchmarks and a significant majority of our employees would recommend Cboe as a great place to work.

Our senior management team continues to hold the commitment to an open-door policy and encourages the free flow of information and communication in furtherance of active transparency. Cboe also provided ongoing regular resources and tips to help support the variety of challenges that our employees faced throughout 2025.
Cboe also continues to create an open and frank atmosphere in which any grievance, complaint, suggestion, or question receives a timely response. Cboe offers a whistleblower hotline for complaints, which can be made anonymously. Additionally, employees can raise questions and suggestions to the Cboe Human Resources team either in-person or via a group email address and are either responded to individually or addressed at our Global Town Hall meetings. The objective of these town halls is to provide employees an update on Company news, share updates from major business lines, as well as provide a forum to ask questions and offer feedback. Employees are encouraged to participate in the free flow of information and communication and to offer positive and constructive feedback in furtherance of active transparency.
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
Cboe has held multiple succession planning discussions with the Compensation and Human Capital Committee and Board of Directors to plan for the fulfillment of essential roles, such as the CEO and other senior officers. This process includes investments in advanced development planning for targeted successors to accelerate their readiness through key internal projects and assignments as well as tailored training. One of our CEO’s top areas of focus is to develop talent and spend time on succession planning.
Employees
As of December 31, 2025, we employed 1,661 individuals in the following locations:

Location	Number of Employees
United States	1,102
United Kingdom	201
Netherlands	144
Australia	77
Canada	76
Philippines	28
Japan	17
Singapore	8
Hong Kong	8
Of these employees, 591 were involved in technology operations and 205 were involved in direct support of trading operations. The remaining 865 employees provide business development, financial, regulatory, human resources, compliance, legal, planning and research, administrative, and managerial support.

Information about our Executive Officers
Set forth below is information regarding our executive officers:

Name	Age	Position
Craig S. Donohue	64	Chief Executive Officer and President
Prashant A. Bhatia	55	Executive Vice President, Head of Enterprise Strategy & Corporate Development
Stephanie Foley	44	Executive Vice President, Chief Human Resources Officer
Jill M. Griebenow	46	Executive Vice President, Chief Financial Officer
Robert A. Hocking	48	Executive Vice President, Global Head of Derivatives
Christopher A. Isaacson	47	Executive Vice President, Chief Operating Officer
Timothy Lipscomb	51	Executive Vice President, Chief Technology Officer
Patrick Sexton	61	Executive Vice President, General Counsel and Corporate Secretary
Allen L. Wilkinson	38	Senior Vice President, Chief Accounting Officer
Craig S. Donohue. Mr. Donohue is our Chief Executive Officer and President and a member of our board of directors. Mr. Donohue has served as our Chief Executive Officer and as a director since May 2025 and as our President since August 2025. Prior to joining Cboe, Mr. Donohue served as Chairman of the board of directors of OCC from January 2024 to May 2025, as Executive Chairman of OCC from January 2014 to January 2024, and as Chief Executive Officer of OCC from September 2016 to January 2019. Prior to joining OCC, Mr. Donohue spent more than two decades in global financial markets, most recently as Chief Executive Officer of CME Group, Inc. from January 2004 to May 2012. Mr. Donohue holds a Master of Management from Northwestern University's Kellogg Graduate School of Management, a Master of Law in Financial Services Regulation from IIT Chicago-Kent College of Law, a J.D. from The John Marshall Law School and a bachelor’s degree in political science and history from Drake University.
Prashant A. Bhatia. Mr. Bhatia is our Executive Vice President, Head of Enterprise Strategy & Corporate Development, a position he has held since September 2025. Previously, he advised Cboe’s management team and worked closely with the board of directors in a consulting capacity from December 2023 through August 2025. Prior to joining Cboe, Mr. Bhatia served as Head of Enterprise Strategy and Corporate Development at TD Ameritrade Holding Corporation from 2009 to 2020. From 2002 to 2009, he was an Equity Research Analyst at Citigroup. Prior to that, he held various financial roles between 1992 and 2002 for Coopers & Lybrand L.L.P., Morgan Stanley & Co., PaineWebber and UBS Americas. Mr. Bhatia holds Chartered Financial Analyst (“CFA”) and Certified Public Accountant (“CPA”) designations and has a bachelor’s degree in accounting from the University of Connecticut and an M.B.A. degree from Columbia Business School.
Stephanie Foley. Ms. Foley is our Executive Vice President, Chief Human Resources Officer, a position she has held since October 2023. Ms. Foley joined Cboe as Senior Vice President in 2022 with nearly two decades of human resources experience in professional services, including finance and management consulting. Before joining Cboe in 2022, Ms. Foley was Chief Human Resources Officer, Americas, of Kearney Holdings Limited from August 2016 to May 2022. Prior to that, she held various positions at TP ICAP Group and The Bank of New York. Ms. Foley holds a bachelor’s degree in psychology and sociology from the University at Albany, SUNY, and a master’s degree in industrial organizational psychology from New York University.
Jill M. Griebenow. Ms. Griebenow is our Executive Vice President, Chief Financial Officer, a position she has held since July 2023. Previously, she served as Executive Vice President, Chief Accounting Officer from July 2023 to February 2024, Treasurer from July 2023 to October 2023 and as Senior Vice President, Chief Accounting Officer from August 2018 to July 2023. She also previously served as Chief Financial Officer of Cboe Europe from 2014 to 2018 and was employed by Bats in the financial area since 2011. Prior to that, she held various positions at Ernst & Young LLP from 2001 to 2011. Ms. Griebenow is a CPA and holds a bachelor’s degree in accounting from the University of Northern Iowa.
Robert A. Hocking. Mr. Hocking is our Executive Vice President, Global Head of Derivatives, a position he has held since October 2025. Previously, he served as Special Advisor to the Chairman at OCC from March 2025 to October 2025. He also served as our Senior Vice President, Global Head of Product Innovation from October 2022 to April 2025, and as Senior Vice President, Head of Multi-Asset Solutions & Derivatives Strategy from December 2018 to October 2022. Mr. Hocking served as Global Head of Equity Volatility Trading at DRW Trading Group from 2009 to 2018. From 2002 to 2009, he was Vice President and Equity Index Options Portfolio Manager at Goldman Sachs Group, Inc. He began his career at Hull Trading Company in 2000, where he specialized in index derivatives market making. Mr. Hocking previously served on the Board of Directors of OCC. Mr. Hocking holds a bachelor’s degree in finance from the University of Illinois Urbana-Champaign.
Christopher A. Isaacson. Mr. Isaacson is our Executive Vice President, Chief Operating Officer, a position he has held since January 2019. Mr. Isaacson plans to resign as Executive Vice President, Chief Operating Officer effective as of March 6, 2026 and his last day with the Company is expected to be March 6, 2026. He will provide the Company with consulting services until December 31, 2026. Previously he was our Executive Vice President, Chief Information Officer, a position he was appointed to upon the Company’s acquisition of Bats. Prior to that, he served as Bats' Executive Vice President and Global Chief Information Officer since February 2014, he served as Bats' Senior Vice President, Chief Operating Officer from 2007 to 2014 and he has held other various senior leadership positions since 2005. Prior to being one of the founders of Bats, Mr. Isaacson was a software developer at Tradebot Systems, Inc. from 2003 to 2005. Mr. Isaacson serves on the Board of Directors of OCC, as the Chairman of the Board of Directors of Cboe Clear U.S., and previously served as the Chairman of the Boards of Directors of CFE and Cboe SEF and on the Boards of Directors of Cboe Japan and Cboe Australia. Mr. Isaacson holds a bachelor’s degree in information systems with a minor in math from Nebraska Wesleyan University and an M.B.A. degree from the University of Nebraska-Lincoln.
Timothy Lipscomb. Mr. Lipscomb is our Executive Vice President, Chief Technology Officer, a position he has held since March 2025. Previously, Mr. Lipscomb was our Senior Vice President, Chief Technology Officer, from March 2022 to March 2025, and Chief Operating Officer of Cboe Europe from October 2019 to March 2022. Prior to joining Cboe, Mr. Lipscomb held various positions at Bank of America from 1999 to 2019, most recently overseeing Equities Electronic Trading Technology and European Equities Technology. Mr. Lipscomb graduated with a bachelor’s degree in engineering from Southampton University.
Patrick Sexton. Mr. Sexton is our Executive Vice President, General Counsel and Corporate Secretary, a position he has held since March 2018. Previously, he was Deputy General Counsel of the Company’s subsidiary Cboe Exchange, Inc. He served in that capacity from July 2013 to March 2018 and has acted as legal, regulatory and compliance counsel with increasing responsibility and oversight since joining the Company in 1997. Mr. Sexton holds a bachelor’s degree from the University of Notre Dame and a juris doctor with honors from the University of Notre Dame Law School.
Allen L. Wilkinson. Mr. Wilkinson is our Senior Vice President, Chief Accounting Officer, a position he has held since February 2024. Previously, he served as Vice President, Controller of the Company, from June 2021 to February 2024 and has been employed in the financial area in various roles since April 2018. Prior to that, he also held various positions at PricewaterhouseCoopers LLP from January 2011 to April 2018. Mr. Wilkinson is a CPA and holds master’s and bachelor's degrees in accounting from the University of Missouri – Columbia.
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
In addition, we have posted on our website the charters for our (i) Audit Committee, (ii) Compensation and Human Capital Committee, and (iii) Nominating and Governance Committee, as well as our Code of Business Conduct and Ethics and Corporate Governance Guidelines. We will provide a copy of these documents without charge to stockholders upon written request to Investor Relations, Cboe Global Markets, Inc., 433 West Van Buren Street, Chicago, Illinois 60607. Our website and information included in or linked to our website are not part of this Form 10-K.

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
•economic, political, and market conditions;
•compliance with legal and regulatory obligations;
•price and new products and services competition and consolidation in our industry;
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
•our business and operational dependence on and exposure to risk from third parties;
•factors that impact the quality and integrity of our and other applicable indices;
•our ability to manage our global operations, growth, and strategic acquisitions, wind downs, divestitures, or alliances effectively;
•increases in the cost of the products and services we use;
•our ability to operate our business without violating the intellectual property rights of others and the costs associated with protecting our intellectual property rights;
•our ability to minimize the risks, including our credit, liquidity, market, investment, counterparty, and default risks, associated with operating our clearinghouses;
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
We hold exclusive licenses to list securities index options on the S&P 500 Index, the Russell 2000 Index, and other indices granted to us by the owners of such indices, and additionally hold exclusive rights to our proprietary VIX Index methodology that provides the basis for VIX options and futures. In 2025, approximately 68% of our total revenues less cost of revenues were generated by the options and futures segments, the majority of which was generated by products based on exclusively licensed indices (e.g., SPX options) and products based on our proprietary VIX methodology (e.g., VIX options and futures). The bulk of this revenue is attributable to our SPX options and VIX options and futures. As a result, our revenues less cost of revenues are dependent in large part on the exclusive licenses we hold for these indices and our ability to maintain our exclusive proprietary rights in the VIX Index methodology and related products and indices.
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
Emerging or changing regulatory regimes around the world may impact international customers’ interest in or ability to trade index-based products listed on our U.S. exchanges, as well as impact our expansion into foreign trading of our index-based products and our ability to license proprietary indices for use outside of the U.S.
Furthermore, our competitors may succeed in developing, offering and providing a market for the trading of financial or investment products, such as new options products on indices or ETFs or certain event prediction market products, that are economically similar to those that we offer and they may become successful and take away volume from our products. It is also possible that a third-party may offer trading in index-based products that are the same as those that are the subject of one of our exclusive licenses, but in a jurisdiction in which the index owner cannot require a license or in a manner otherwise not limited by our exclusive license. In addition, a diminished perceived attractiveness of or change in demand for any of the indices underlying our products and services, especially the S&P 500 Index, for any reason could have a material adverse effect on our business and profitability.
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
The volume of trading and clearing transactions and the demand for our products and services are directly affected by macroeconomic and other conditions in the U.S., Europe and elsewhere in the world that are beyond our control, including:
•economic, political, and geopolitical market conditions;
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
•the perceived attractiveness of the U.S., European, Canadian, or Australian capital markets;
•the availability or perceived attractiveness of the indices that we offer proprietary products on, such as the S&P 500 index, or alternative investment or trading opportunities;
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
•decline in the number of public company listings or an increase in delistings, acquisitions, privatizations, or bankruptcies;
•unforeseen market closures, suspensions of open outcry trading, disruptions at other market infrastructure providers or exchanges including upon which we rely for data or connectivity, or other disruptions in trading and clearing; and
•disruptions due to terrorism, war, extreme weather events, pandemics, or other catastrophes.
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
With respect to our proprietary products, we compete with futures exchanges and swap execution facilities that offer similar products and other financial market participants that offer over-the-counter derivatives. We also compete against certain event prediction market or multi-listed options products, such as SPY options, which offer some of the features of our proprietary products, such as SPX options.
To attract market share, we may offer “inverted” pricing specials or non-transaction fee trading from time to time, per various fee schedules across our equities exchanges. These forms of promotions, along with other supplemental liquidity programs, may adversely affect our profitability.
Further, regulatory and legal developments, including the equity market structure proposals and the Volume Based Proposal, if adopted as-is, could also adversely impact our ability to adjust our equities transaction fee schedules to respond to actions by new or existing competitors, our ability to incentivize on-exchange liquidity provision, as well as our ability to offer members volume-based pricing. Additionally, in the U.S., we are generally required to file with the SEC any changes to the fees that we charge and in recent years the SEC has more heavily scrutinized pricing changes. See “Legal Proceedings” for more information.
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
In 2025, approximately 74% of our revenues less cost of revenues were generated by our transaction and clearing-based business. which is heavily oriented towards U.S. index and equity options. This business is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. If the amount of trading volume on our Exchanges, CFE, BIDS Trading, Cboe Canada Inc., notional value traded on Cboe FX, Cboe SEF, Cboe Europe Equities and Derivatives, and Cboe Australia or clearing volumes at Cboe Clear Europe or Cboe Clear U.S. decrease, we are likely to see a decrease in fees.
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
•suspensions of open outcry trading; or
•significant market disruptions or system failures.

Over the past few years, a number of legislative actions have been taken, both domestically and internationally, or actions by other third parties that may cause market participants to be subject to increased capital or margin requirements and additional compliance burdens. These actions, including MiFID II, MiFIR, OCC margin requirements, the equity market structure rules and proposals and potential changes to Rule 611 of Regulation NMS (the Order Protection Rule), may incentivize trading away from our markets or cause market participants to reduce trading activity on or routing to our markets.
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
Regulatory and legal developments could also impact the fees we receive from market data and access and capacity, or our cost in providing such services. In the U.S., we are generally required to file with the SEC any changes to the fees that we charge for our securities market data products and access and capacity fees. In recent years, certain industry groups have objected to the ability of exchanges to charge for certain market data products. In addition, the SEC and some media have scrutinized market data and market access products and fees. As discussed above, the implementation of MDIR, the equity market structure rules and proposals, or potential changes to Rule 611 of Regulation NMS (the Order Protection Rule) could cause Cboe’s equities exchanges, BZX, BYX, EDGX, and EDGA, to require additional resources to comply with the new rules, and may have a material impact on our business, financial condition, and operating results, including if, for example, there are lower SIP plan revenues or we must reduce the fees or access fee caps we charge. Further, following the SEC’s disapproval of our 2024 proposed rule change to adopt a rule providing that our order and execution management systems (“OEMS") that operate independently from our registered national securities exchanges are not “facilities” of those exchanges, we are seeking exemptive relief for our OEMSs from certain exchange regulations, such as rule filing requirements. Being required to continue to follow exchange regulations could reduce our OEMSs’ competitiveness, could result in a reduction of the value of OEMSs to us, and is likely to increase our compliance costs. See “Legal Proceedings” for more information.
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
The secure and reliable operation of our technology, including our computer systems and communications networks, and those of our service providers, market participants, investments, and other third parties, is a critical element of our operations or our business, financial condition, or operating results. These systems and networks may be subject to various cybersecurity incidents such as improper or inadvertent access to or disclosure of confidential, commercially sensitive, or personally identifiable information, data theft, corruption or destruction, ransomware, supply chain attack, denial of service attack, malware, and other security problems, as well as acts of terrorism, attacks by threat actors including criminal groups, political activist groups and nation-state actors, attacks in connection with geopolitical activity, criminal insider activity, employee error, and service provider, market participant or third-party disruptions or security breaches. Additionally, cyber threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence (“AI”) and quantum computing. Our hybrid work environment, usage of mobile, AI and cloud-based technologies, and ongoing divestitures and wind downs may increase our risk for a cybersecurity incident. Moreover, given our position in the global financial services industry and as critical infrastructure, we may be more likely than other companies to be a direct target, or an indirect casualty, of such events. While we, and the third parties with which we interact, have experienced in the past, and we expect to continue to experience, cybersecurity threats and events of varying degrees, including events impacting personally identifiable information, we are not aware of any of these threats or events having a material impact on our business, financial condition, or operating results to date, however we cannot assure you that we, or the third parties with which we interact, will not experience future threats or events that may be material.
We maintain policies, procedures, and controls designed to safeguard against cybersecurity incidents and unauthorized access by protecting the confidentiality, integrity, availability, and reliability of our systems, networks, and information. These policies, procedures, and controls are subject to monitoring, auditing, and evaluation practices, pursuant to our Enterprise Risk Management program, which is supported by a three lines of defense approach, and our other governance practices. Further, we developed and maintain cybersecurity and data privacy training programs for our employees and our third-party consultants who have access to our systems. We also conduct simulations, tabletop exercises, and response readiness tests and engage independent third parties on a routine basis to perform cybersecurity penetration assessments. Collectively, these safeguards and measures or those of our third-party providers, including any cloud-based technologies, may prove inadequate to prevent the attendant risk posed by cybersecurity incidents, subjecting us to contractual restrictions, liability and damages, loss of business, penalties, unfavorable publicity, increased scrutiny by our regulators, and may materially impact our business, financial condition, and operating results. We may be required to expend significant resources in the event of any real or threatened breaches in security, including to protect against threatened breaches, to alleviate harm caused by an actual breach, and to address any reputational harm or litigation or regulatory liability. Despite our cybersecurity measures, security vulnerabilities or breaches may remain undetected for an extended period of time. As a result of our ongoing risk management and related assurance activities, we have identified, addressed, and continue to address potential security vulnerabilities and/or internal control weaknesses. We are not aware of any of these vulnerabilities having a material impact on our business, financial condition, or operating results to date. However, we cannot provide assurance that any future vulnerabilities, internal control weaknesses, or events that may be experienced will not be material. Such harms also could cause us to lose market participants, experience lower trading volume, and negatively impact our competitive advantage and business, financial condition, and operating results.
Additionally, as threats continue to evolve and increase, as we continue to expand ongoing risk management and related assurance activities, and as the domestic and international regulatory environment related to cybersecurity and data protection becomes increasingly rigorous, we may be required to devote significant additional resources to modify and enhance our security controls and to identify and remediate any security vulnerabilities. Those additional resources could have an adverse effect on our business, financial condition, and operating results.
If we fail to attract or retain highly skilled management and other employees our business may be harmed.
Our success largely depends on the skills, experience and continued efforts of management and other key personnel. As a result, to be successful, we must retain and motivate executives and other key employees. However, we have no assurances that these employees will remain with us. The roles and responsibilities of departing executive officers and employees will need to be filled either by existing or new officers and employees, which may require us to devote time and resources to identifying, hiring, and integrating replacements for the departed executives and employees that could otherwise be used to pursue business opportunities, which could have a material adverse effect on our overall business, financial condition, and operating results.
There is substantial competition for qualified and capable personnel which may make it difficult for us to retain and recruit qualified employees in sufficient numbers. We have previously faced and may in the future face increased challenges in retaining and attracting qualified employees, including as we implement a return to office plan and our business review actions. Further, potential negative perceptions of our human capital management related programs, including whether due to perceived over- or under-pursuit of such programs, may result in increased challenges in retaining or attracting qualified employees, as well as potential litigation or other adverse impacts. If we fail to retain our current employees, it would be difficult and costly to identify, recruit, and train replacements needed to continue to conduct and expand our business. In particular, failure to retain and attract qualified technology personnel could result in systems failures. Consequently, our reputation may be harmed, we may incur additional costs and our profitability could decline. There can be no assurance that we will be able to retain and motivate our employees in the same manner as we have historically done.
Additionally, effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving our management team and key employees, including the recent transitions of our Chief Executive Officer, our Chief Operating Officer, and our other leaders, could hinder our strategic planning and execution.

Intense competition could materially adversely affect our market share and financial performance.
The market for trade execution services, clearing, and products is intensely competitive in the asset classes and geographies in which we operate. Increased competition may result in a decline in our share of trading activity and a decline in our revenues from transaction and clearing fees and market data fees, thereby materially adversely affecting our operating results. We compete with a number of entities and markets on several different fronts, including the cost, quality, and speed of our trade execution, functionality and ease of use of our trading and clearing platforms, range of our products and services, our technological innovation and adaptation and our reputation. In particular, we have seen increased competition from off-exchange venues, which have increased their share of trading activity. See “Business – Competition” for more information.
Some of our competitors and potential competitors have greater financial, marketing, technological, personnel, and other resources than we do. These factors may enable them to develop similar or more innovative products, to offer lower transaction and clearing fees or better execution to their customers or to execute their business strategies more quickly or efficiently than we can. In addition, our business, financial condition, and operating results may be materially adversely affected if we cannot successfully develop, introduce and/or market new services and products or if we need to adopt costly and customized technology for our services and products.
Emerging technologies, alternative settlement mechanisms, and 24-hour trading may also affect our traditional business models. For example, the adoption of tokenization or other emerging settlement technologies that enable self-clearing may reduce demand for traditional clearing services. New or existing competitors may also develop products or technologies that provide similar economic exposure or functionality to our existing offerings through different mechanisms, which may reduce demand for our products.
Furthermore, new or existing competitors may:
•respond more quickly to competitive pressures;
•develop products that compete with our products or are preferred by our customers;
•offer products and services at prices below ours to gain market share and to promote other businesses;
•develop and expand their technology and service offerings more efficiently;
•provide better, more user-friendly, and more reliable technology;
•develop and incorporate more quickly new technologies, such as AI, machine learning, blockchain, atomic settlement, distributed ledger technology, quantum computing, tokenization, the cloud, and other emerging technologies;
•take greater advantage of acquisitions, alliances, and other opportunities;
•market, promote, bundle, and sell their products and services more effectively;
•leverage existing relationships with customers and alliance partners more effectively or exploit brand names to market and sell their services; and
•exploit regulatory disparities between traditional, regulated exchanges and alternative markets, including over-the-counter markets, that benefit from a reduced regulatory burden and lower-cost business model.

If our products, markets, services and technology are not competitive or we fail to anticipate or respond adequately to changes in technology, customer preferences and regulatory requirements or we encounter any significant delays in product development efforts, our business, financial condition, and operating results could be materially harmed.
Our business and operations are dependent upon a number of third parties. An interruption, significant increase in fees or cessation or impairment of the services provided by or activities performed by any such third-party could have a material adverse effect on our business, financial condition, and operating results.
Our business and operations are dependent on a number of third parties, including clearing organizations such as OCC, NSCC, the DTCC, the CDS, LCH, ASX Clear Pty Ltd, and SIX x-clear; our wholly-owned subsidiaries, Cboe Clear Europe, and Cboe Clear U.S.; securities information processors such as the CTA, UTP Securities Information Processor and OPRA; regulatory and other service providers such as FINRA and OCC; the hosts of our data and disaster recovery centers; and various vendors of communications and networking products and services. In addition, we also depend on third-party routing and clearing firms that are involved in processing transactions on our behalf. More specifically:
•If OCC, NSCC, DTCC, CDS, LCH, Cboe Clear Europe, Cboe Clear U.S., ASX Clear Pty Ltd, and SIX x-clear were unable to allow or perform clearing services for existing or new products, change the terms of their clearing services, their clearing members were unable or unwilling to clear through them, or OCC's technology migration is not successful, fewer transactions could occur on our markets or transactions could likely not occur on our markets or there may be delays, including until clearing is moved to another clearing agency. In 2025, approximately 69% of our net transaction and clearing fees were generated by options and futures that were cleared through OCC. See other Risk Factors for additional information regarding revenue concentration.

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
•We utilize third-party cloud service providers to maintain secondary offsite backups of our and our customers' data and to distribute real-time data, and we may utilize third-party cloud service providers in the future for additional services. We do not control the operations of third-party cloud service providers or their facilities and may be vulnerable to disruptions in our access to the platform as a result of a number of potential causes, including technical failure, natural disasters, extreme weather events, fraud, or security attacks that we cannot predict or prevent. Additionally, any vulnerability of third-party cloud service providers could expose our or our customers' confidential data, which could result in harm to our business reputation.
•FINRA and OCC provide certain regulatory services and functions for our options, equities and futures exchanges, while we retain regulatory responsibilities for such services. If FINRA or OCC stopped providing services, or provided inadequate services, we may be subject to action by the SEC or CFTC, or may have limitations placed upon our markets.
•We rely on CATLLC, a subsidiary of FINRA, to provide services for the implementation of the CAT. If CATLLC or its third-party service providers stop providing services or provide inadequate services, we and the other SROs may not be able to recover costs related to the implementation of CAT, incur penalties for delays of implementation, incur related litigation and other expenses, or incur regulatory liability including enforcement action by the SEC or limitations placed upon our markets. In addition, if CATLLC is not able to collect fees again from Industry Members as a result of litigation or regulatory developments, the SROs may not be able to collect on the promissory notes related to the funding of the implementation and operation of the CAT and the SROs may continue to incur additional significant costs related to the historical, current, and future funding of the implementation and operation of the CAT. See Note 8 ("Credit Losses"), Note 9 ("Other Assets, Net"), and Note 23 ("Commitments, Contingencies, and Guarantees — Legal Proceedings") for further information.
•Trading in certain of our products is dependent on the operational availability of markets operated by third parties. These intermarket dependencies can necessitate coordinated responses to disruptions across multiple market participants and may impact our ability to maintain orderly markets in dependent products. For example, in November 2025, trading of futures and options on the Chicago Mercantile Exchange was halted by a data-center fault, resulting in disruptions to markets across equities, foreign exchange, bonds, and commodities.
We cannot provide assurance that any of these providers will be able to continue to provide these services in an efficient manner or that they will be able to adequately expand their services to meet our needs. An interruption or malfunction in or the cessation or impairment of an important service by a third-party or disruption of a third-party’s operations could cause us to halt trading in some or all of our products or our services, make us unable to conduct other aspects of our business, cause us to experience the loss of a significant number of market participants, or cause us to experience a significant reduction in trading activity on our options and futures markets, each of which could have a material adverse effect on our business, financial condition, and operating results. In addition, our inability to make alternative arrangements, such as moving clearing to another clearing agency, in a timely manner, or at all, could have a material adverse impact on our business, financial condition, and operating results.
If an index provider from which we have a license or a service provider with respect to proprietary products fails to maintain the quality and integrity of their indices or fails to perform under our agreements with them, if we fail to maintain the quality and integrity of our proprietary indices or indices and other values that we calculate or disseminate for customers, or if customer preferences change, the revenues that are generated from the trading of proprietary products or the calculation and dissemination of index values may suffer.
We are a party to a number of license agreements that permit us to list tradable products related to various indices that are among the most actively traded products on our exchanges. We also enter into agreements pursuant to which we disseminate third-party data or act as an index provider and calculate and disseminate proprietary indices and other values. We believe that demand for our products is based in part on market perception of the quality and integrity of these indices. The quality and integrity of these indices are dependent on the ability of index providers, including us, to properly maintain the indices. Maintenance includes ongoing index calculation and index rebalancing, and depends on data providers for a number of things, including the timely provision of accurate input data. Extended outages or disruptions at these third parties (whether due to technology failures, data center infrastructure issues, such as the cooling system malfunctions that occurred at a third-party exchange in 2025, cyberattacks, or other causes) could impair our ability to calculate indices, provide market data products, or maintain trading operations. We also rely on index providers to enforce intellectual property rights against unlicensed uses of the indices and uses of the indices that infringe on our licenses. Some of our agreements concerning our proprietary products obligate the parties to those agreements to provide important services to us. If any of our index providers, including us, are unable to maintain the quality and integrity of indices, or if any of the index providers or service providers, including us, fail to perform their obligations under the agreements, trading in derivative products, and therefore transaction fees we receive, may be materially adversely affected or we may not receive the financial benefits of the agreements that we negotiated.
Differences in the calculations from methodologies described in published materials, incorrect calculations of our indices, errors in the dissemination of data, or the failure to implement any planned remedial changes may result in the loss of perceived quality and integrity of our indices, loss of demand for our products, increased potential for investigations and enforcement proceedings, increased potential for failure to perform our obligations under agreements concerning our products or in our capacity as an index provider, and increased exposure to third-party claims and related litigation expenses, which could have a material adverse effect on our business, financial condition, and operating results.
We may not effectively manage our growth, which could materially harm our business, financial condition, and operating results.
We expect that our business will continue to grow, which may place a significant strain on our management, personnel, systems, and resources. We must continually improve our operational, billing, financial, and regulatory systems and managerial controls and procedures, and may need to continue to expand, train, and manage our workforce. We must also maintain close coordination among our technology, legal, accounting, finance, marketing, sales, regulatory, and compliance functions. If we fail to manage our growth effectively, our business, financial condition, and operating results could be materially harmed. For example, from time to time we discover and remediate billing errors, while we are not aware of any of these errors having a material impact on our business, financial condition, or operating results to date, we cannot assure you that we will not experience future errors or events that may be material or result in additional regulatory scrutiny. Furthermore, failure to successfully expand into new asset classes, such as SFT, U.S. Treasuries, or event prediction markets, or new geographies, or if we fail to effectively manage strategic divestitures or wind downs may materially adversely affect our growth strategy and our future profitability.
Our continued growth will require increased investment by us in technology, facilities, personnel, and financial and management systems and controls. It also will require expansion of our procedures for monitoring and assuring our compliance with applicable regulations, and we will need to integrate, train, and manage a growing employee base. The expansion of our existing businesses, any expansion into new businesses and the resulting growth of our employee base will increase our need for internal audit and monitoring processes, which may be more extensive and broader in scope than those we have historically required. We may not be successful in identifying or implementing all of the processes that are necessary. Further, unless our growth results in an increase in our revenues that is proportionally greater than or equal to the increase in our costs associated with this growth, our business, financial condition, and operating results may be materially adversely affected.
Our global operations are complex and subject us to increased business and economic risks that could adversely affect our financial results.
In addition to our operations in the U.S., we have operations in the UK, continental Europe, Canada, Hong Kong, Australia, Japan, the Philippines, and Singapore. In connection with our expanded global operations, we face certain risks inherent in doing business globally. These risks include:
•fluctuations in currency exchange rates;
•complying with extensive and complex compliance requirements, regulations and oversight by regulators other than our primary functional regulators;
•difficulties in staffing and associated costs in managing multiple international locations;
•general economic, social, and political conditions, including increased political tensions and disagreements, including as a result of tariffs and trade policies, and geopolitical activity;
•protectionist laws and business practices that favor local businesses in some countries;
•reduced protection for intellectual property rights in some countries;
•different technology platforms;
•language and cultural differences;
•potentially adverse tax consequences; and
•natural disasters and extreme weather events that may impact global operations differently.
If we are unable to manage the complexity of our global operations successfully, or if the risks above become substantial for us, our financial performance and operating results could suffer. Further, any measures we may implement to reduce risks of our global operations may not be effective, may increase our expenses, and may require significant management time and effort.

More specifically, we have exposure to exchange rate movements between the British pound, the Euro, the Canadian dollar, the Hong Kong dollar, the Australian dollar, the Japanese yen, the Philippine peso, and the Singapore dollar against the U.S. dollar. Significant inflation or changes in foreign exchange rates with respect to one or more of these currencies could occur as a result of increased political tensions and disagreements, including in connection with tariffs and trade policies, general economic or political conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. These exchange rate differences would affect the translation of our non-U.S. results of operations and financial condition into U.S. dollars as part of our consolidated financial statements. See Note 16 ("Segment Reporting") for additional information about the Company’s geographic exposure.
Global trade policies, including the assessment of tariffs and other impositions on imported goods, may have a material adverse impact on our business.
Countries have announced new or increased tariffs on imported goods and that additional tariffs or increases in tariffs could be assessed in the future. If any such tariffs were to increase the costs of the products and services we use in our business, in particular the technology, communications, cloud, computer, and networking products and services that we use, and we were unable to mitigate the impacts of any such increased costs, it could have a material adverse impact on our business and our results of operations.
We and our licensors may not be able to protect our respective intellectual property rights.
We rely on patent, trade secret, copyright and trademark laws, the law of the doctrine of misappropriation and contractual provisions to protect our proprietary technology, proprietary products, index methodologies and other proprietary rights. In addition, we rely on the intellectual property rights of our licensors in connection with our listing of exclusively licensed index options and futures products. We and our licensors may not be able to prevent third parties from copying, or otherwise obtaining and using, our intellectual property without authorization, listing our proprietary or exclusively licensed index products without licenses, or otherwise infringing on our rights. We and our licensors may have to rely on litigation to enforce our intellectual property rights, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. We and our licensors may not be successful in this regard. Such litigation, whether successful or unsuccessful, could result in substantial costs to us, diversion of our resources or a reduction in our revenues, any of which could materially adversely affect our business.
Our clearinghouse operations expose us to associated risks, including credit, liquidity, market and other risks related to the defaults of clearing members and other counterparties, and risks related to investing of collateral.
We are subject to risks related to operating our European clearinghouse, Cboe Clear Europe, and our U.S. clearinghouse, Cboe Clear U.S. Cboe Clear U.S. facilitates the clearing of financially-settled and continuous Bitcoin and Ether futures listed on CFE and may facilitate the clearing of other product classifications in the future. Cboe Clear Europe clears transactions executed on third-party exchanges and Cboe Clear U.S. may similarly clear transactions executed on third-party exchanges in the future. Operating such clearinghouses subjects us to, among other risks, the risks of failing to meet strict business continuity and financial resources requirements and regulatory oversight, risks of default by clearing members and counterparties, due to bankruptcy, lack of liquidity, operational failure or other reasons, the risks associated with the adequacy of participants’ margin, default and interoperable funds, and risks related to investing of such funds. These risks could subject our business to substantial losses, reputational harm, regulatory consequences, including litigation, fines and enforcement actions, and the inability to operate our business.
To mitigate the credit risks related to defaults of clearing members and other counterparties, including the market risk that we would only be able to close out a defaulting participant’s positions at a loss, there are minimum participation criteria to become a clearing member and clearing members are required to provide collateral to cover the margin requirement and default fund contributions and, in the case of certain clearing members with SFT without margin or default fund obligations, to grant Cboe Clear Europe title to or security over certain assets covering their obligations. Furthermore, Cboe Clear Europe interoperates with two central counterparties and requires its applicable members to make deposits to an interoperability fund, which are pledged to the interoperable central counterparties. No guarantee can be given that the collateral or other assets provided will at all times be sufficient, maintain its value, or provide absolute assurance against our experiencing financial losses from defaults by the members or counterparties on their obligations. In addition, although such collateral is preferably held in European central banks, Cboe Clear Europe also holds collateral in central securities depositories, in particular in the case of other assets for SFT, and commercial banks, which can expose us to risk of default by those institutions, and invests cash collateral in accordance with its investment policy, such as in securities issued by pre-approved sovereign issuers and reverse repurchase agreements with overnight maturities, which expose us to risk of counterparty default which may result in losses and cause its clearing members to lose confidence in our clearinghouse.
Cboe Clear Europe entered into a €1.2 billion committed syndicated multicurrency revolving and swingline credit facility that is available to be drawn by Cboe Clear Europe towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through Cboe Clear Europe’s clearing system and (b) financing any other liability or liquidity requirement of Cboe Clear Europe incurred in the operation of its clearing system, however we can give no assurance that this facility will be sufficient to meet all such obligations or sufficiently mitigate Cboe Clear Europe’s liquidity risk to meet its payment obligations when due. Substantial amounts of the collateral, and any amounts drawn under this facility, may be at risk if a clearing member defaults on its obligations to our clearinghouse and its margin, default and interoperability fund deposits are insufficient to meet its obligations. Additionally, a default of this facility may allow lenders, under certain circumstances, to accelerate any related drawn amounts and may result in the acceleration of the Company’s other outstanding debt to which a cross-acceleration or cross-default provision applies, which may limit the Company’s liquidity, business, and financing activities. This facility is expected to terminate on June 26, 2026 and we may not be able to enter into a replacement facility on commercially favorable terms, or at all. Additionally, investment losses in excess of capital set aside by Cboe Clear Europe for counterparty risk are allocated back to clearing members.
Additionally, Cboe Clear U.S. could experience losses in excess of the collateral it holds, which may have an adverse effect on our business, if a clearing member defaults on its obligations to Cboe Clear U.S., and its margin and its guaranty fund deposits are insufficient to meet its obligations.
Although our clearinghouses have rules, policies, and procedures that are reasonably designed to help protect them from the aforementioned risks, such policies and procedures may not succeed in preventing losses after a member's or counterparty’s default. In addition, although we believe that we have carefully analyzed the process for setting margins and our financial safeguards, it is a complex process and there is no guarantee that our procedures will adequately protect us from the risks related to operating our clearinghouses. For example, we have previously identified and addressed potential procedure enhancement opportunities. We cannot assure you that the mitigating measures, policies, safeguards, and risk management procedures will be sufficient to detect problems or to protect us from a default or that we will not be materially and adversely affected in the event of a significant default.
Computer and communications systems failures and capacity constraints could harm our reputation and our business.
Our business depends on the integrity and performance of our computer and communications systems. If our systems cannot expand to cope with increased demand or otherwise fail to perform, as a result of a number of potential causes, including technical failure, data center infrastructure issues such as cooling system malfunctions or hardware maintenance errors, natural disasters, power demands, extreme weather events, flooding, fraud or security attacks that we cannot predict or prevent, and cannot be replaced in a sufficiently short time period, we could experience unanticipated disruptions in service, slower response times, and delays in the introduction of new products and services. These consequences could result in trading outages, lower trading and clearing volumes, financial losses, decreased customer service and satisfaction, and regulatory sanctions and could have a material adverse effect on our ability to conduct our business. Although we have a back-up plan with respect to our significant trading and key corporate systems, the back-up systems or disaster recovery plans may prove to be inadequate in the event of a systems failure or cybersecurity breach. Despite having disaster recovery facilities, there can be no guarantees that we will be able to open an efficient, transparent, and liquid marketplace, if we can open at all, nor can we guarantee that clearing organizations will allow clearing services for existing or new products following a systems failure or cybersecurity breach. Moreover, with extended trading hours, we must operate our systems longer and have fewer non-trading hours to address any potential concerns with the systems on which we rely.
Our markets and clearinghouses have experienced occasional systems failures and delays in the past and in the future our systems may fail, in whole or in part, or may operate slowly, causing one or more of the following:
•unanticipated disruption in trading of our exclusively listed proprietary products or in service to our members and participants;
•failures or delays during peak trading times or times of unusual market volatility;
•slower response times and delays in trade execution, clearing, and processing;
•incomplete or inaccurate accounting, recording, clearing, or processing of trades; and
•distribution of inaccurate or untimely market data to participants who rely on this data in their trading activity.
Any of these events may cause:
•a loss in transaction, clearing, or other fees due to the inability to provide trading in our exclusively listed proprietary products or provide services for a time;
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
As a consequence of any of these events, our business, financial condition, and results of operations could suffer materially.
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
We anticipate that we will need to continue to make significant investments in hardware, software and telecommunications infrastructure and power supply to accommodate the potential increases in traffic, technology migrations, and system updates. Additionally, disruptions to the supply chain may interfere with the ability of our employees, vendors, technology equipment suppliers, data and disaster recovery centers, and other service providers to provide the requested hardware, software, and telecommunications infrastructure. If we cannot migrate, update, or increase the capacity and capabilities of our systems to accommodate increased trading or clearing activity and to execute our business strategy, our ability to maintain or expand our businesses would be materially adversely affected.
Our use of open source software code may subject our software to general release or require us to re-engineer our software, which could harm our business.
Our technology platform uses open source software code. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. In addition, some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available on unfavorable terms or at no cost. Open source license terms may be ambiguous, and many of the risks associated with usage of open source software cannot be eliminated. We believe that our use of open source software is in compliance with the relevant open source software licenses and does not require disclosure of any of our source code. However, if we were found to have inappropriately used open source software, we may be required to release our proprietary source code, reengineer or discontinue use of our software or take other remedial action, any or all of which could cause disruptions in, or impose significant costs on, our business.
Damage to our reputation could have a material adverse effect on our business, financial condition, and operating results.
We believe one of our competitive strengths is our strong industry reputation. Various issues may give rise to reputational risk, including issues relating to:
•the representation of our business in the media;
•the quality and benefits of using our proprietary products, including the reliability, integrity, and functionality of our transaction-based businesses and index calculations and the accuracy of our market data;
•the ability to execute our business plan, key initiatives or new business ventures, and the ability to keep up with changing customer demands and regulatory initiatives;
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
•the failure to successfully expand into new asset classes, such as SFT, or U.S. Treasuries or event prediction markets, or new geographies;
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
We generate a substantial portion of our revenues from a limited number of customers, which tend to be market makers, liquidity providers, proprietary traders, and global banks. For example, in 2025, our top ten customers accounted for approximately 57% of our revenues. This revenue was spread across various global regions and business segments and our customers are not subject to agreements that prohibit them from reducing or ceasing their transactions with us with little or no warning and without penalty. In addition, from time to time, certain customers may represent a significant portion of the open interest in various of our individual products or business segments, and a substantial decrease in their trading activity could have a negative impact on the liquidity of the particular product or business segment. The loss of, or a significant reduction in trading or clearing volumes by, one or more of our key customers could result in a decrease in our transaction and clearing fees, reduce the revenue we generate from sales of market data and negatively impact the liquidity of certain of our products, which could result in a material impact on our business, financial condition, and operating results.
With respect to options, all contracts traded on our exchanges must be cleared through clearing members of OCC. As of December 31, 2025, there were 113 TPHs that are clearing members of OCC. Three clearing members accounted for approximately 71% of transaction and other fees collected through OCC in 2025. Additionally, these three largest clearing members clear the majority of the market-maker sides of transactions at Cboe Options, C2, BZX, EDGX and at all of the options exchanges. Should one of these clearing members or liquidity providers exit the business or withdraw from our options exchanges, impose additional market-maker financial requirements, or if market-makers were unable to transfer to another clearing member or other liquidity providers were unable to provide additional liquidity, this could create a significant disruption to the options markets, including ours, which could result in lower volumes on our exchanges and thereby have a material impact on our business, financial condition, and operating results.
Financial or other problems experienced by third parties could have an adverse effect on our business.
We are exposed to credit risk from third parties, including customers, clearing agents, and counterparties. For example, we are exposed to credit risk for transaction fees we bill to customers on a monthly basis in arrears. Our customers and other third parties may default on their obligations to us due to a lack of liquidity, operational failure, bankruptcy, or other reasons. For additional credit risks related to our clearinghouse operations, see the Risk Factor “Our clearinghouse operations expose us to associated risks, including credit, liquidity, market and other risks related to the defaults of clearing members and other counterparties and risks related to investing of collateral.”
In addition, with respect to orders Cboe Trading routes to other markets for execution on behalf of our Exchanges, Cboe Trading is exposed to some counterparty credit risk in the case of failure to perform on the part of our routing and clearing firms: Wedbush, Morgan Stanley, Goldman Sachs, Wolverine, and BOA, that are involved in processing equities and options transactions on our behalf, as well as failure on the part of such brokers to pass back any transactional rebates. Wedbush and Morgan Stanley guarantee equity trades until the trade has been submitted to and validated by NSCC, after which time NSCC provides a guarantee until the trade settles (T+1). Thus, Cboe Trading is potentially exposed to credit risk to the counterparty from an equity trade routed to another market center until the trade has been processed and validated by NSCC on the trade date in the event that Wedbush or Morgan Stanley fails to perform. Additionally, BIDS Trading has counterparty credit risk exposure to BOA related to clearing until the trade has been processed and validated by the NSCC on the trade date. With respect to U.S. listed equity options, we deliver matched trades of our customers to the OCC, which acts as a central counterparty for all transactions occurring on Cboe Options, C2, BZX, and EDGX. OCC also acts as a central counterparty for transactions in CFE products that are cleared by OCC. As such, OCC guarantees clearance and settlement of all of our touched options and all of our matched futures and options on futures trades in CFE products cleared by OCC. With respect to Canadian equities, we deliver reports of matched trades of our customers to CDS, which acts as a central counterparty on all transactions occurring on Cboe Canada Inc. and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. With respect to trades in options and futures occurring on CEDX, Cboe Clear Europe acts as a central counterparty that, for its clearing members, becomes the buyer to every seller and the seller to every buyer. As a result, Cboe Clear Europe guarantees the timely performance of the settlement obligations of buyers and sellers and takes on the risk of the performance of the transactions that it clears. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to trades in CFE products cleared by Cboe Clear U.S., we deliver matched trades of our customers to Cboe Clear U.S., which acts as a central counterparty and guarantees clearance and settlement for those transactions.
With respect to routed U.S. equity transactions, Cboe Trading has counterparty credit risk exposure to Wedbush and Morgan Stanley related to clearing until the trade has been processed and validated by the NSCC on the trade date. Cboe Trading uses Wedbush to clear trades routed through affiliates of Bank of America Corporation as well as for trades routed directly to other exchanges and, optionally, dark pools. Morgan Stanley clears trades routed through the Morgan Stanley routing brokers and also clears executions routed to most dark pools.
Our exposure to credit risk may be further impacted by volatile securities markets that may affect the ability of our customers, counterparties, and other third parties to satisfy their obligations to us. Moreover, we may not be successful in managing our credit risk through mitigating measures, policies, safeguards and risk management procedures, reporting and control procedures, or by maintaining credit standards. Any losses arising from such defaults or other credit losses could materially adversely affect our financial condition and operating results.
While neither Cboe FX nor Cboe SEF has direct counterparty risk, Cboe FX or Cboe SEF may suffer a decrease in transaction volume if a bank or prime broker experiences an event that causes other prime brokers to decrease or revoke the credit available to the prime broker experiencing the event. Therefore, Cboe FX and Cboe SEF may have risk that is related to the credit of the banks and prime brokers that trade spot FX on the Cboe FX platform, or NDFs on Cboe SEF. In addition, disruptions at third parties may necessitate coordinated responses across multiple market participants and may impact our ability to maintain orderly markets in dependent products.
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
We selectively explore acquisition opportunities, strategic alliances and divestitures relating to businesses, products, or technologies. We may not be successful in divesting or integrating businesses, products, or technologies. Any such transaction also may not produce the results we anticipate, which could materially adversely affect our business, financial condition, and operating results.
We selectively explore and pursue acquisitions and other opportunities to strengthen our business and grow our Company. We may enter into business combination transactions, make acquisitions, or enter into strategic partnerships, joint ventures or alliances, any of which may be material. The market for acquisition targets and strategic alliances is highly competitive, which could make it more difficult to find appropriate merger or acquisition opportunities. If we are required to raise capital by incurring debt or issuing additional equity for any reason in connection with a strategic acquisition or investment, financing may not be available or the terms of such financing may not be favorable to us and our stockholders, whose interests may be diluted by the issuance of additional stock.
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
Further, the success of acquisitions, integrations, and future operations may also depend in part on our ability to retain key employees following acquisitions or find suitable candidates to replace such key employees who leave. If we are unable to retain such key employees, including management, we could face disruptions in our operations, integrations, loss of customers, loss of key information, expertise or know-how, and unanticipated additional recruitment costs.
In addition to risks associated with acquisitions and integrations, we may also face risks in executing strategic exits, divestitures, or wind downs of businesses. For example, we have announced the wind down of our Japan equities business, initiated sale processes for our Australia and Canada equities businesses and, subsequent to December 31, 2025, announced the wind down of CEDX. These actions may involve transitional disruptions, regulatory complexities, loss of customer relationships, reputational impacts, or challenges in retaining key personnel during the transition. If we are unable to effectively manage these exits or realize the anticipated cost savings and strategic benefits, our business, financial condition, and operating results could be materially adversely affected.
Risks Relating to Legal and Regulatory Matters
We operate in a highly regulated industry and may be subject to censures, fines, and other legal proceedings if we fail to comply with legal and regulatory obligations.
Cboe Options, C2, BZX, BYX, EDGX, and EDGA are registered national securities exchanges and SROs, and, as such, are subject to comprehensive regulation by the SEC. Cboe Fixed Income is a registered broker-dealer also subject to comprehensive regulation by the SEC and a member of FINRA. CFE and Cboe Digital Exchange are each a DCM, Cboe SEF is a SEF, and Cboe Clear U.S. is a DCO, each registered with the CFTC and subject to comprehensive regulation by the CFTC. In addition to its other SRO responsibilities, BZX, as a listing market, also is responsible for evaluating applications submitted by issuers interested in listing their securities on BZX and monitoring each issuer’s compliance with BZX’s continued listing standards. The Exchanges may be subject to additional responsibilities in other international jurisdictions where the Exchanges may be authorized to act as foreign exchanges. Failure to comply with these SRO and other regulatory responsibilities could result in potential sanctions or fines and a negative impact on Cboe’s reputation and/or branding.

Our European businesses are subject to regulatory oversight in the UK by the FCA and in the Netherlands by the DNB and the AFM, which, through the “passporting” regime, provides authorization to carry on business in other Member States of the EU and the EEA in accordance with the applicable EU legislation and regulation to which our European business is subject. Cboe Canada Inc. is subject to regulatory oversight in Canada by its primary provincial securities authority, the OSC. In addition, Cboe Canada Inc. is a Marketplace Member of, and subject to a regulation services agreement with, CIRO. Cboe Australia is subject to regulatory oversight in Australia by the ASIC. Cboe Japan is subject to regulatory oversight in Japan by the JFSA and the JSDA. BIDS Trading is a registered broker-dealer subject to regulatory oversight in the U.S. by the SEC and FINRA. BIDS Trading operates an ATS that is not registered as a national securities exchange, and there is risk that the BIDS Trading ATS or certain other Cboe entities could be deemed to be a "facility" of our registered national securities exchanges, which could materially affect our ability to operate these businesses under their current regulatory frameworks. If a regulatory authority makes a finding of non-compliance, or if regulatory interpretations change, conditional fines could be imposed, and our licenses could be revoked. Any such fine or revocation of a license could have a material adverse effect on our business, financial condition, and operating results.
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
Our ability to comply with applicable laws and rules is largely dependent on the establishment and maintenance of appropriate systems and procedures, our ability to attract and retain qualified personnel, the ability of FINRA and OCC to perform under their respective regulatory services agreements, the ability of FINRA and OCC to transition to us any other potential responsibilities under their respective regulatory services agreements, our ability to complete the new additional responsibilities for regulating our TPHs and members and our oversight of the work done by FINRA and OCC. The SEC and CFTC have broad powers to audit, investigate and enforce compliance and to punish noncompliance by, as applicable, SROs, DCOs, DCMs and SEFs pursuant to applicable laws, rules, and regulations.
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
In addition, SROs are required by federal law to perform a variety of regulatory functions. In light of these responsibilities, some courts have held that SROs are immune to certain private causes of action relating to the performance of these regulatory functions. There is a risk that some courts may not apply this immunity doctrine to all claims. There is also a risk that legislative or regulatory developments may change the application of this immunity doctrine. Limitations on the application of the immunity doctrine could result in an increased exposure to litigation, and increase liability and/or other legal expenses. Further, under the CEA, CFE, Cboe SEF, Cboe Clear U.S., and Cboe Digital Exchange may be subject to litigation alleging that they have acted in bad faith. We also could be exposed to liability to regulators or other governmental authorities even in situations where immunity would bar a civil claim.
Legislative or regulatory changes affecting our markets could have a material adverse effect on our business, financial condition, and operating results.
Changes in regulation by the SEC, CFTC, FCA, DNB, AFM, CIRO, OSC, ASIC, JFSA, JSDA, other domestic and foreign regulators or other government action, including approval by these regulators of rule filings or initiatives by other SROs or entities, including OCC, could materially affect our markets, products and clearinghouse. In recent years, the securities and derivatives industries have been subject to regulatory changes as a result of increasing government and public scrutiny of the securities and derivatives industries. We have also experienced, and we may continue to experience due to changes in administrations in the jurisdictions that we operate and expansion into other asset classes, such as SFT, U.S. Treasuries, or event prediction markets, and geographies, an increase in rulemaking and legislation or changes in regulatory interpretations that could affect our business.
In particular, in December 2022, the SEC released four proposals that could impact equity market structure: (1) Disclosure of Order Execution Information (Rule 605); (2) Regulation NMS Amendments: Tick Size, Access Fees, and Transparency; (3) Regulation Best Execution; and (4) Proposed Rule to Enhance Order Competition. Each of these proposals has been noticed for public comment, and in 2024, Rule 605 and the Tick Size/Access Fee Cap proposals were approved by the SEC and await implementation. Rule 605 and Tick Size/Access Fee Cap rule may result in increased technology and compliance costs to Cboe. The Tick Size/Access Fee Cap rule is also likely to result in increased technology and compliance costs to Cboe, as well as potential adverse impact to Cboe’s trading volume and transaction fee revenue. In June 2025, the SEC withdrew the Regulation Best Execution and Order Competition proposals. Additionally, in 2025, the SEC held a roundtable to examine potential amendments to Rule 611 (the Order Protection Rule) under Regulation NMS. While no formal proposal has been released, potential changes to Rule 611 could have serious implications for market structure, order routing practices, and the competitive dynamics among trading venues, which could materially impact our business, financial condition, and operating results. See Note 23 (“Commitments, Contingencies, and Guarantees — Legal Proceedings”) for more information.
Under EU and UK regulations, European and UK banks and other European and UK financial institutions become subject to punitive capital charges if they transact options or futures through a third country central counterparty (“CCP”) that is not recognized in the applicable jurisdiction. OCC is recognized as a third country CCP by the EU and is currently operating under the UK’s temporary recognition regime. Although the UK has not issued any equivalency determination with respect to U.S. CCPs, OCC has submitted its application for permanent recognition in the UK. The current deadline for recognition in the UK is December 31, 2027, and may be extended by His Majesty’s Treasury in the future in increments of 12 months each. As a prerequisite to ultimately achieving recognition in the UK, it is possible that OCC could be required by the UK to contribute capital to its default waterfall applicable in the event of clearing member default. This capital could be required to be drawn before the default fund contributions of non-defaulting clearing members in the event that a defaulting clearing member’s margin and other contributions were to be exhausted. OCC’s stockholders, including Cboe Options, could effectively be required to fund this capital. If the UK does not recognize OCC as a third country CCP, then UK market participants that clear through OCC would become subject to punitive capital charges. As a result, we could experience the loss of a significant number of UK market participants and a significant reduction in trading activity on our options and futures markets, which could have a material adverse effect on our business, financial condition, and operating results.
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
In 2021 the E.C. published proposals for the review of EU market structure, including provisions for a consolidated tape for the EU and changes to the transparency regime for equities. These proposals are expected to be implemented during 2026. In 2025, the E.C. published additional proposals that could impact EU market structure and the consolidated tape. These new rules, if amended during the legislative process, may have a material adverse effect on our business, financial condition, and operating results.
The legislative and regulatory environment in which the spot FX market operates is evolving and has undergone significant changes in the recent past, and there may be future regulatory changes in the spot FX industry. The FX Global Code was published in 2017, and re-affirmed in 2024, and sets forth standards of conduct agreed by market participants and central banks on a global basis to apply to the wholesale FX market, and the effect of its publication on conduct and future regulation continues to evolve. Cboe FX issued a Statement of Commitment declaring its commitment to conduct its FX market activities in a manner consistent with the principles of the FX Global Code. Amendments to the FX Global Code, changes in the interpretation or enforcement of existing laws and regulations by applicable governmental bodies and regulatory organizations, or the adoption of new legal or regulatory requirements, may also adversely affect our spot FX business. Further, our FX NDF business may also be adversely affected by proposed regulatory changes to the rules governing swap execution facilities.
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

Thus, we cannot be sure that our products, services, or technologies do not infringe on the rights of others or that others will not make claims of infringement against us. Claims of infringement are not uncommon in our industry, and even if we believe that such claims are without merit, they can be time-consuming and costly to defend and divert management resources and attention. If one or more of our products, services, or technologies were determined to infringe a patent or other intellectual property right held by another party, we may be required to pay damages, stop using, developing, or marketing those products, services or technologies, obtain a license from the intellectual property rights holders, or redesign those products, services, or technologies to avoid infringement. If we were required to stop using, developing or marketing certain products, services, or technologies, our business, financial condition, and operating results could be materially harmed. Moreover, if we were unable to obtain required licenses, we may not be able to redesign our products, services or technologies to avoid infringement, which could materially adversely affect our business, financial condition, and operating results.
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
We maintain and continually seek to enhance and improve risk management, compliance and monitoring policies, procedures and programs that are reasonably designed to help with our compliance with applicable laws and rules and to prevent, detect, deter, monitor, and manage our risks, including enterprise risk, compliance, regulatory, and internal audit programs, but such policies, procedures and programs may not be fully effective in their operation. Further, we face the risk of intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of actual or alleged non-compliance with applicable laws or regulations, we could be subject to investigations and judicial or administrative proceedings that may result in penalties, settlements or civil lawsuits, including by customers, or third parties, for damages, which may be substantial. For example, the SEC has previously brought actions against exchange operators, including us, for failing to fulfill their obligations to have an effective regulatory system. Further, as a result of ongoing risk management and related market surveillance review activities, we have identified, addressed, and continue to address potential market surveillance enhancement opportunities. Any failure to comply with applicable laws and rules could materially adversely affect our business, reputation, financial condition, and operating results and, in extreme cases, our ability to conduct our business or portions thereof. As the parent company for SROs, other markets, and clearinghouses, we are responsible for maintaining markets that comply with securities and futures laws, SEC, FCA, AFM, DNB, CIRO, OSC, ASIC, JFSA, JSDA, ESMA, and CFTC regulations and the rules of the respective exchanges, markets, and clearinghouses.
We have methods to identify, monitor, and manage our risks. Management of legal, compliance, and regulatory risk, among other risks, requires policies and procedures to properly monitor and manage risk. Additionally, as we seek to divest or wind down certain businesses, we may not be able to identify additional risks. Further, the practices we utilize to divest or wind down certain businesses may not be effective at identifying or monitoring and managing risks related to ongoing activities. If our policies, procedures, and compliance systems are not effective or we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition, and operating results could be materially adversely affected. We cannot provide assurance that our policies and procedures will always be effective, or that our management, compliance department, risk department, regulatory department and related enterprise risk management framework, including the three lines of defense approach, and internal audit department would be able to identify any such ineffectiveness. If these departments or the enterprise risk management framework, and related policies and procedures are not effective, we may be subject to monetary or other penalties by our regulators, and our insurance policies may not provide adequate coverage.

Our ability to implement or amend rules could be limited or delayed by required regulatory review processes, which could negatively affect our ability to implement needed changes.
Our Exchanges registered with the SEC must submit proposed rule changes to the SEC for its review and, in many cases, its approval. Even where a proposed rule change may be effective upon filing with the SEC, the SEC retains the right to suspend and disapprove such a rule change. Also, the CFTC may stay or disapprove rules that we file with it for Cboe Clear U.S., Cboe Digital Exchange, CFE, or Cboe SEF. The rule review process can be lengthy and can significantly delay the implementation of proposed rule changes that we believe are necessary to the operation of our markets. If the SEC or CFTC delays, including because of a government shutdown, such as the 2025 government shutdown which resulted in delayed rule implementation and product launches, or does not allow one of our Exchanges to implement a rule change, this could negatively affect our ability to make needed changes or implement business activities.
Similarly, the SEC must approve amendments to our exchange subsidiaries’ certificates of incorporation and bylaws as well as certain amendments to the certificate of incorporation and bylaws of Cboe Global Markets. The SEC may decide not to approve a proposed amendment or may delay such approval in a manner that could negatively affect our ability to make a desired change, which could prevent or delay us from improving the operations of our markets or recognizing income from new products.
Changes in the tax laws and regulations affecting us, our offerings and our market participants could have a material adverse effect on our business.
Legislation may be enacted or interpretative guidance issued, both domestically and internationally, that could result in transaction, sales, or value added taxes on our offerings or change the way that our market participants are taxed on the products they trade on our markets. A number of federal, state and local jurisdictions in the U.S. and EU Member States have considered a financial transaction tax, but to date such proposals have not resulted in additional legislation in our principal markets or a pan European level tax. Additionally, legislation has been proposed from time to time on a federal level that would introduce in the U.S. mark-to-market tax treatment for all derivatives contracts and require that gains and losses be taxed at ordinary income tax rates. Further, tax authorities have issued interpretive guidance in the U.S. that, if prevailing, could expand the scope of our offerings that are subject to sales tax. Implementation of such taxes could result in a reduction in volumes and liquidity, which would have a negative impact on our operations.
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
Many aspects of our business involve substantial risks of litigation and other liabilities. Although under current law we expect to be immune from private suits arising from conduct within our regulatory authority and from acts and forbearances incident to the exercise of our regulatory authority, we expect this immunity will only cover certain of our activities in the U.S., and we could be exposed to liability under foreign, national and local laws, court decisions, and rules and regulations promulgated by regulatory agencies.
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

Risks Related to Our Common Stock and Indebtedness
If our goodwill, long-lived assets, investments in non-consolidated subsidiaries, and intangible assets become impaired, the resulting charge to earnings may be significant.
We are required to assess investments in non-consolidated subsidiaries and intangible assets for impairment at least annually. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. In the future, we may take charges against earnings resulting from impairment. For example, in 2022, the Company previously recorded goodwill impairment charges of $460.9 million related to Cboe Digital, resulting in decreases in the carrying value of Cboe Digital. Any determination requiring the write-off of a significant portion of our goodwill, long-lived assets, intangible assets, or investments in non-consolidated subsidiaries could materially adversely affect our results of operations and financial condition.
As a result of the Company’s annual impairment analysis, completed in the fourth quarter of 2025, in which all reporting units estimated fair value exceeded their carrying value, we do not consider our goodwill and indefinite-lived intangibles to have a significant risk of impairment.
We have outstanding indebtedness and commitments, which may decrease our business flexibility and adversely affect our business, financial condition, and operating results.
As of December 31, 2025, we had $649.3 million of senior unsecured notes due 2027, $496.3 million of senior unsecured notes due 2030, $297.3 million of senior unsecured notes due 2032, no funds outstanding under our revolving credit facility, and no funds outstanding under the Cboe Clear Europe Credit Facility. The financial and other covenants to which we have agreed and our indebtedness may have the effect of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness and making us more vulnerable to general adverse economic and industry conditions. Further, we may default on our obligations or violate the covenants, in which case, we may be required to seek a waiver of such default or the debt obligations may be accelerated. A default under any of our indebtedness with cross default provisions could result in a default on our other indebtedness. Our indebtedness may also increase future borrowing costs, and the covenants pertaining thereto may also limit our ability to repurchase shares of our common stock, issue dividends, increase dividends or obtain additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements. We are also required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including working capital, capital expenditures, regulatory capital requirements, and general corporate purposes. Also, our ability to fund capital expenditures and return capital to stockholders may depend on the amount of capital held due to regulatory capital requirements and the amount of capital committed related to lines of credit granted by the Company to our subsidiaries in connection with their regulatory capital requirements.
Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures depend on our ability to generate cash from our operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
We may not be able to refinance any of our indebtedness on commercially favorable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on commercially favorable terms, or at all. Any of the foregoing consequences could materially adversely affect our business, financial condition, and operating results.
Deterioration in our credit profile may increase our costs of borrowing money.
As of December 31, 2025, we have investment grade credit ratings from S&P Global Ratings (A-) and Moody’s Investors Service (A2). Ratings from credit agencies are not recommendations to buy, sell or hold our securities, and each rating should be evaluated independently of any other rating. There is no assurance that we will maintain such credit ratings, since credit ratings may be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. If a rating agency were to downgrade our rating below investment grade, our borrowing costs could increase.
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
Our organizational documents contain provisions that could block actions that stockholders might find favorable, including discouraging, delaying, or preventing a change of control or any unsolicited acquisition proposals for us. These include provisions:
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
Furthermore, the European countries where we operate regulated entities, such as the UK and the Netherlands, may require prior governmental approval before an investor acquires 10% or more of the outstanding shares of our common stock.
Item 1B.     Unresolved Staff Comments
Not applicable.
Item 1C.     Cybersecurity
We maintain policies, procedures and controls designed to safeguard against cybersecurity incidents by protecting the confidentiality, integrity, availability, and reliability of our systems, networks and information. These policies, procedures, and controls are subject to monitoring, auditing, and evaluation practices, pursuant to our Enterprise Risk Management program, which is supported by a three-line defense strategy that includes the business lines, the Enterprise Risk Management Committee, the Risk Management and Information Security Department, the Compliance Department and the Internal Audit Department. Further, we have developed and conduct at least annually cybersecurity and data privacy training programs for our employees and our third-party consultants who have access to our systems. At least annually, we also conduct simulations, tabletop exercises, independent third-party cybersecurity penetration assessments, and response readiness tests. In addition, the information technology systems of our self-regulatory organizations are subject to periodic reviews, audits, and inspections by regulatory authorities. We also conduct diligence on cybersecurity practices in connection with our overall risk assessment when evaluating expansion into new regions, strategic opportunities, and new products.
We engage assessors, consultants, auditors, and other third parties in connection with developing and evaluating our overall risk management framework. Additionally, our internal audit team periodically engages third parties to co-source internal audits of our information security processes. We strive to utilize best practices in our information security management and follow applicable industry standards.
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
We have committees, response and management teams, and dedicated positions for managing and assessing cybersecurity risk, including a Chief Information Security Officer, a Chief Risk Officer, an Enterprise Risk Management Committee, Computer Security Incident Response Team, Cyber Crisis Management Team, and a dedicated internal information security team. Our Chief Information Security Officer and Chief Risk Officer have extensive experience in the industry. Our Chief Information Security Officer has over a dozen years of experience leading information security programs including experience in cybersecurity consulting, leading strategy and the implementation of cyber defenses for several of the top online retailers in the United States, as well as serving as Chief Information Security Officer for Cboe Digital Exchange and Cboe Clear U.S. Our Chief Information Security Officer is currently responsible for developing and executing the Company’s global security strategy and roadmap along with its long-range plan to meet industry and regional regulatory compliance requirements. We have an information security department with associates who are located around the globe. Our Chief Risk Officer’s tenure with Cboe spans 25 years, during which time he has held senior positions in information security and risk management. He is currently responsible for oversight of the Company’s risk function including the enterprise risk management, information security, privacy, vendor management, and IT asset management programs.
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
The Board recognizes that our business depends on the confidentiality, integrity, availability, performance, security, and reliability of our data and technology systems and devotes time and attention to the oversight of cybersecurity and information security risk. In particular, the Board’s Risk Committee receives recurring updates and reports on information security-related topics from senior management, including from the Company’s Chief Compliance Officer, Chief Risk Officer, and Chief Information Security Officer. More specifically, the Risk Committee receives recurring presentations from senior management on cybersecurity, including architecture and resiliency, incident management, business continuity and disaster recovery, significant information technology changes, data privacy, insider threats, physical security, information related to third-party cyber assessments, and risks associated with the use of third-party service providers. The Risk Committee also reviews and approves any changes to the related information security and privacy program charter. Further, summaries of the proceedings from prior Risk Committee meetings are provided to the Board on a routine basis. Additionally, in 2025, the Board, along with senior management, participated in a cybersecurity tabletop exercise.
We, and the third parties with which we interact, have experienced in the past, and we expect to continue to experience, cybersecurity threats and events of varying degrees. However, we are not aware of any of these threats or events having a material impact on our business or our business strategy, results of operations, or financial condition to date. We cannot assure you that we, or the third parties with which we interact, will not experience future threats or events that may be material. Please also refer to the risk factors above for additional information.

Item 2.      Properties
The Company is headquartered in Chicago with a network of domestic and global offices across the Americas, Europe, Asia, and Australia, including main hubs in New York, London, Kansas City, and Amsterdam. Our principal properties as of December 31, 2025 are listed in the table below:

Location	Classification	Owned/Leased	Lease Expiration	Approximate Size
433 West Van Buren Street, Chicago, Illinois	Global headquarters and office space	Leased	August 2035	185,000 sq. ft.
6800 West 115th Street, Overland Park, Kansas	Office space	Leased	May 2035	60,000 sq. ft.
141 West Jackson Boulevard, Chicago, Illinois	Trading floor and office space	Leased	October 2032	52,000 sq. ft.
1 Farrer Place, Sydney 2000 Australia	Office space	Leased	December 2026 and September 2031	40,000 sq. ft.
Gustav Mahlerplein 73-83, Amsterdam, Netherlands	Office space	Leased	January 2032	29,500 sq. ft.
17 State Street, New York, New York	Office space	Leased	December 2027	22,000 sq. ft.
11 Monument Street, London, United Kingdom	Principal UK office space	Leased	March 2027, with one 5 year renewal option	21,000 sq. ft.
Rockwell Business Center Sheridan, Sheridan Street Corner United Street, Highway Hills Mandaluyong City 1550 Philippines	Office space	Leased	November 2028	16,000 sq. ft.
65 Queen Street West Toronto, Ontario, Canada	Office space	Leased	April and June 2028	11,000 sq. ft.
One Liberty Plaza, New York, New York	Office space	Leased	May 2027	8,500 sq. ft.
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
Our primary data center in the United States is in Secaucus, New Jersey, and its disaster recovery center is in Chicago, Illinois. In Europe, our primary data center is in Slough, England and the secondary data center is in Park Royal, London. In Asia Pacific, our primary data center is in Sydney, Australia and secondary data centers are located in Osaka City and Tokyo, Japan and Sydney, Australia.
See Note 24 ("Leases") to the consolidated financial statements included herein for further information.
Item 3.      Legal Proceedings
Cboe incorporates herein by reference the discussion set forth in Note 21 ("Income Taxes") and Note 23 ("Commitments, Contingencies, and Guarantees") of the consolidated financial statements included herein.
OEMS Disapproval Order Challenge

On February 13, 2024, Cboe Options filed a proposal to adopt a new rule regarding OEMS. The proposed new rule provided that an exchange-affiliated OEMS that satisfies criteria (designed to ensure the OEMS is acting independently from the exchange) is not a facility of the exchange, and therefore not subject to the rule filing requirements of Section 19(b) of the Exchange Act. The objective of the proposed rule was to improve competition within the OEMS market and ultimately benefit investors.
On October 31, 2024, the SEC issued an order disapproving Cboe Options’ proposal. On December 26, 2024, Cboe Options filed a Petition for Review (“PFR”) of the SEC’s disapproval order in the Court of Appeals for the Seventh Circuit (the “7th Circuit”). The briefing on the merits concluded on June 20, 2025, and oral argument was held on November 4, 2025. On November 26, 2025, the parties filed a voluntary stipulation with the 7th Circuit to end the litigation.

Item 4.      Mine Safety Disclosures
Not applicable.

PART II
Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of February 13, 2026, there were approximately 98 holders of record of our common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Program
In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations, for a total authorization of $2.3 billion as of December 31, 2025. The program permits the Company to purchase shares, through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.
Under the program, for the year ended December 31, 2025, the Company repurchased 305,317 shares of common stock at an average cost per share of $213.74, totaling $65.3 million. Since inception of the program through December 31, 2025, the Company has repurchased 21,063,700 shares of common stock at an average cost per share of $80.02, totaling $1.7 billion. As of December 31, 2025, the Company had $614.5 million of availability remaining under its existing share repurchase authorizations. The Company did not repurchase shares under the Company's share repurchase program during the three months ended December 31, 2025.
Purchase of common stock from employees
During the fiscal quarter ended December 31, 2025, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock units. The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share
October 1 to October 31, 2025	6,564	$244.71
November 1 to November 30, 2025	461	254.29
December 1 to December 31, 2025	—	—
Total	7,025	$245.34

Stockholder Return Performance Graph
The following graph compares the cumulative total return provided to stockholders on our common stock since December 31, 2020 against the return of the S&P 500 Index and a customized peer group that includes CME Group Inc., Intercontinental Exchange Inc., and Nasdaq, Inc.
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, the index and the peer groups on December 31, 2020, and its performance is tracked on an annual basis through December 31, 2025.
Comparison of Cumulative Total Return of the
Company, Peer Groups, Industry Indices, and/or Broad Markets
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cboe Global Markets, Inc., the S&P 500 Index
and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Cboe Global Markets, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Data Source: Yahoo Finance, Closing Price(s)

	12/20	12/21	12/22	12/23	12/24	12/25
Cboe Global Markets, Inc.	$100.00	$142.23	$139.15	$200.90	$222.49	$289.12
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Peer Group	100.00	136.51	111.10	128.01	157.42	188.11
Item 6.      [Reserved].

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
A detailed comparison of the Company’s 2024 operating results to its 2023 operating results can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s 2024 Annual Report on Form 10-K filed February 21, 2025 at www.sec.gov.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•Executive Summary – Includes an overview of the Company’s business; a description of notable recent developments, current economic, competitive, and regulatory trends relevant to our business; the Company’s current business strategy; and the Company’s primary sources of operating and non-operating revenues and expenses.
•Results of Operations – Includes an analysis of the Company’s 2025 and 2024 financial results and a discussion of any known events or trends which are likely to impact future results.
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
EXECUTIVE SUMMARY
Overview
Cboe Global Markets, Inc., the world's leading derivatives and securities exchange network, delivers cutting-edge trading, clearing, and investment solutions to people around the world. Cboe provides trading solutions and products in multiple asset classes, including equities, derivatives, and FX, across North America, Europe, and Asia Pacific. Above all, the Company is committed to building a trusted, inclusive global marketplace that enables people to pursue a sustainable financial future.
Cboe’s subsidiaries include the largest options exchange and the third largest equities exchange operator in the U.S. In addition, the Company operates Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges), one of the largest equities exchanges by value traded in Europe, and owns Cboe Clear Europe, a leading pan-European clearinghouse, BIDS Holdings, which owns a leading block-trading ATS by volume in the U.S., and provides block-trading services with Cboe market operators in Europe and Canada, Cboe Australia, an operator of a regulated stock exchange in Australia, Cboe Clear U.S., an operator of a regulated clearinghouse, and Cboe Canada, a recognized Canadian securities exchange. Cboe subsidiaries also serve collectively as a leading market globally for exchange-traded products (“ETPs”) listings and trading.
In 2025, following a comprehensive strategic review of its global business operations, Cboe initiated the wind down of its Japanese equities business, including the cessation of operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform, initiated a sales process for its Cboe Australia and Cboe Canada businesses, discontinued its U.S. and European Corporate Listings efforts, and reduced costs associated with its U.S. and European ETP Listings businesses, Cboe Europe Derivatives ("CEDX"), and several of Cboe’s smaller Risk and Market Analytics businesses. Subsequent to the year ended December 31, 2025, after further review of its global business operations, Cboe initiated the wind down of CEDX.
The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Hong Kong, Kansas City, London, Manila, New York, San Francisco, Sarasota Springs, Singapore, Sydney, Tokyo, and Toronto.

Executive Transitions
On May 1, 2025, the Company announced that its Board of Directors appointed longtime global financial markets executive, Craig S. Donohue, as the Company's new Chief Executive Officer and a member of the Board, effective May 7, 2025. Mr. Donohue succeeded Fredric J. Tomczyk who, as previously announced, has stepped down as Chief Executive Officer and will remain on the Board.
On May 28, 2025, the Company announced that Dave Howson, Executive Vice President and Global President, resigned from the Company, with his employment terminating at the end of the day on August 1, 2025. In connection with Mr. Howson's resignation, the Board appointed Mr. Donohue, Chief Executive Officer of the Company, as President of the Company, effective following August 1, 2025.
On August 18, 2025, the Company announced the appointment of Prashant A. Bhatia as Executive Vice President, Head of Enterprise Strategy & Corporate Development, effective September 2, 2025. Mr. Bhatia has advised the Company since December 2023 and previously led enterprise strategy and corporate development at TD Ameritrade for 11 years.
On September 30, 2025, the Company announced the appointment of two industry veterans to lead its Derivatives and Data Vantage businesses. Effective October 1, 2025, Robert A. Hocking rejoined as Executive Vice President, Global Head of Derivatives, and Brian McElligott joined as Senior Vice President, Global Head of Cboe Data Vantage. Mr. Hocking succeeded Cathy Clay who departed the Company in October 2025.
Subsequent to December 31, 2025, on January 26, 2026, the Company announced the planned appointments of Scott Johnston as Executive Vice President, Chief Operating Officer, and Heidi Fischer as Executive Vice President, Global Head of Equities and Spot Markets. Mr. Johnston will take over chief operating duties from Chris Isaacson, Executive Vice President and Chief Operating Officer, who is retiring from his role effective March 6, 2026. Ms. Fischer will assume oversight of Cboe’s global cash equities and spot markets, which Mr. Isaacson also oversaw. Mr. Isaacson will continue to serve as an advisor to Cboe through the end of 2026.
Business Segments
The Company previously operated as six reportable business segments as of December 31, 2024. As of January 1, 2025, the Company operates five reportable business segments: Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX, which is reflective of how the Company's chief operating decision maker ("CODM") reviews and operates the business, as discussed in Note 1 ("Nature of Operations"). The Company's reportable business segments represent strategic business units that offer different products and services across different geographic areas. The Company's CODM is the chief executive officer. The CODM function is supported by business segment management and executive leadership personnel who lead the day-to-day operations of each reportable business segment.
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
On April 25, 2024, the Company announced plans to refocus the digital asset business to leverage its core strengths in derivatives, technology, and product innovation. Effective May 31, 2024, the Cboe Digital spot market closed for all participant and trading purposes. The Company has brought Cboe Clear U.S. under unified leadership with the Global Head of Clearing and continues to facilitate the clearing of cash-settled margin Bitcoin and Ether futures contracts. The Company retained and presented Digital as a reportable segment through December 31, 2024. As of January 1, 2025, the Company prospectively reorganized the Digital operating segment results into the Futures reporting segment as the Company expected to transition its cash-settled margin Bitcoin and Ether futures contracts, formerly available for trading on the Cboe Digital Exchange to CFE, which was completed on June 9, 2025. Cboe Digital Exchange no longer lists or trades any products. Comparative-period results have been presented for historical purposes but have not been recast as the historical results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the year ended December 31, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment.
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
North American Equities. The North American Equities segment includes U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform in the U.S. and the Cboe BIDS Canada platform, and Canadian equities and other transaction services that occur on or through Cboe Canada’s order books. The North American Equities segment also includes corporate listing services on Cboe Canada, ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, and applicable market data fees revenues generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.
Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European derivatives transaction services, ETPs, including exchange traded funds, exchange traded notes, and exchange traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and CEDX. It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities services of Cboe Australia, an operator of a trading venue in Australia. Cboe Europe operates lit and dark books, a periodic auctions book, a closing cross book, and two BIDS order books; a Large-in-Scale (“LIS”) trading negotiation facility and a volume-weighted average price (“VWAP”) trajectory crossing facility. Cboe NL, based in Amsterdam, operates similar business functionality to that offered by Cboe Europe (with the exception of Trajectory Crossing), and provides for trading only in European Economic Area (“EEA”) symbols. Subsequent to December 31, 2025, Cboe initiated the wind down of CEDX, its pan-European derivatives platform that offered futures and options based on Cboe Europe equity indices, FLEX options, and single stock options. Prior to the wind down, CEDX contributed derivatives transaction services and market data revenues to this segment. Cboe Clear Europe offers the clearing of equity and equity-like instruments for Cboe-operated and other regulated trading venues and clearing SFTs. Prior to the CEDX wind down, Cboe Clear Europe also provided clearing services for derivative transactions executed on CEDX. This segment also includes Cboe Europe, Cboe NL, and Cboe Australia revenue generated from the licensing of proprietary market data and from access and capacity services.
Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services. As of January 1, 2025, the Futures segment prospectively includes all Digital operating activity, which includes Cboe Digital Exchange, a regulated futures exchange, and Cboe Clear U.S., a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. On June 9, 2025, Cboe successfully completed the migration of cash-settled Bitcoin and Ether futures contracts from Cboe Digital Exchange to CFE. There are no products currently listed for trading on the Cboe Digital Exchange.
Comparative-period results for the Digital segment have been presented for historical purposes but have not been recast as the historical results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the year ended December 31, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment. See Note 16 (“Segment Reporting”) for more information.
Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX fully electronic trading platform, non-deliverable forward FX transactions (“NDFs”) offered for execution on Cboe SEF, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. The segment also includes transaction services for U.S. government securities executed on the Cboe Fixed Income fully electronic trading platform.
General Factors Affecting Results of Operations
In broad terms, our business performance is impacted by a number of drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, the regulatory environment for capital markets, geopolitical events, tax policies, central bank policies, and changing technology, particularly in the financial services industry. We believe our future revenues and net income will continue to be influenced by a number of domestic and international economic trends, including:
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
•implementation of the SEC's reduced equity access fee cap and other potential market structure changes may lead to decreased exchange trading, and reduced transaction fee revenue;
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
A number of significant structural, political, monetary, and global conflicts continue to confront the global economy, and instability could continue, resulting in an increased or subdued level of inflation, market volatility, potential recession, supply chain constraints and costs, trading volumes, uncertainty, expenses, and costs due to potential new tariffs or changes to existing tariffs.
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
Components of Cost of Revenues
Liquidity Payments
Liquidity payments are primarily correlated to the trading volumes on our markets. As stated above, we record the liquidity rebates paid to market participants providing liquidity, in the case of Cboe Options, C2, BZX, EDGX, Cboe Europe Equities and Derivatives, Cboe Clear U.S., Cboe Digital Exchange, and CFE, as cost of revenue. BYX offers an inverted pricing model where we rebate liquidity takers for executing against an order resting on our book, which is also recorded as a cost of revenue. EDGA offers a maker-taker fee model, effective November 1, 2024, under which liquidity providers receive a rebate, while liquidity takers pay a fee, all within a pricing model that does not include volume-based tiers.
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

Regulatory Fees Cost of Revenues
Regulatory fees cost of revenues, previously labeled Section 31 fees, include Section 31 fees and other fees imposed by U.S. regulatory agencies. Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA as well as CFE to the extent that CFE offers trading in security futures products) are assessed fees under Section 31 pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat these fees as a pass-through charge to customers executing eligible listed equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as regulatory transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. Cboe Trading, Cboe Europe, Cboe NL, BIDS, Cboe FX, Cboe Australia, Cboe Clear U.S., Cboe Canada, and (formerly) Cboe Japan are not U.S. national securities exchanges, and, accordingly, are not charged Section 31 fees.
Royalty Fees and Other Cost of Revenues
Royalty fees primarily consist of license fees paid by us for the use of underlying indices in our proprietary products, usually based on contracts traded. The Company has licenses with the owners of the S&P 500 Index, S&P 100 Index and certain other S&P indices, FTSE Russell indices, the DJIA, and certain other index products. This category also includes fees related to the dissemination of market data related to S&P indices and other products through CGIF.
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
Travel and Promotional Expenses
Travel and promotional expenses primarily consist of advertising, costs for marketing related special events, sponsorship of industry conferences, options education seminars, and travel-related expenses.
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
Non-Operating Income (Expenses)
Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as interest expense, interest income, earnings (loss) on investments, net, or other income (expenses), net. These activities primarily include interest earned on the investing of excess cash, commitment fees and interest expense related to outstanding debt facilities, income and unrealized gains and losses related to investments held in a trust for the Company’s non-qualified retirement and benefit plans, including non-employee director deferred compensation, unrealized and realized gains or losses or income earned related to the Company’s minority investments, exchange gain and loss, and equity earnings or losses from our investments in other business ventures.
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
We believe our presentation of these measures provides additional and comparative information to assess trends in our core operations and a means to evaluate period-to-period comparisons. Non-GAAP financial measures are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. We have presented the following non-GAAP measures because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors, and other interested parties in the evaluation of companies. We use adjusted EBITDA as a measure of operating performance for preparation of our forecasts and evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. In addition, we have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors, and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry.
These non-GAAP financial measures are not presented in accordance with, or as an alternative to, GAAP financial measures and may be calculated differently from non-GAAP measures used by other companies, which reduces their usefulness as comparative measures. We encourage analysts, investors and other interested parties to use these non-GAAP measures as supplemental information to the GAAP financial measures included herein, including our consolidated financial statements, to enhance their analysis and understanding of our performance and in making comparisons. We note that non-GAAP measures have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Please see the footnotes below for definitions, additional information, and reconciliations from the closest GAAP measure.

Comparison of Years Ended December 31, 2025 and 2024
Overview
The following summarizes changes in financial performance for the year ended December 31, 2025, compared to the year ended December 31, 2024:
(1)These are Non-GAAP figures for which reconciliations are provided below (in millions, except percentages, earnings per share, and as noted below).

	Year Ended December 31,		Increase/ (Decrease)	Percent Change
	2025	2024
Total revenues	$4,714.2	$4,094.5	$619.7	15%
Total cost of revenues	2,285.1	2,022.1	263.0	13%
Revenues less cost of revenues	2,429.1	2,072.4	356.7	17%
Total operating expenses	962.0	974.0	(12.0)	(1)%
Operating income	1,467.1	1,098.4	368.7	34%
Operating margin	60.4%	53.0%	7.4%	*
Income before income tax provision	$1,566.6	$1,083.8	$482.8	45%
Income tax provision	466.6	318.9	147.7	46%
Net income	1,100.0	764.9	335.1	44%
Net income allocated to participating securities	(5.2)	(3.9)	(1.3)	33%
Net income allocated to common stockholders	$1,094.8	$761.0	$333.8	44%
Net income allocated to common stockholders margin	45.1%	36.7%	8.4%	*
Basic earnings per share	$10.46	$7.24	$3.22	44%
Diluted earnings per share	10.42	7.21	3.21	45%
Adjusted operating income (1)	$1,592.6	$1,272.6	$320.0	25%
Adjusted operating margin (1)	65.6%	61.4%	4.2%	*
Operating EBITDA (1)	$1,589.5	$1,231.4	$358.1	29%
Operating EBITDA margin (1)	65.4%	59.4%	6.0%	*
Adjusted operating EBITDA (1)	$1,645.1	$1,316.9	$328.2	25%
Adjusted operating EBITDA margin (1)	67.7%	63.5%	4.2%	*
EBITDA (2)	$1,686.7	$1,237.1	$449.6	36%
EBITDA margin (2)	69.4%	59.7%	9.7%	*
Adjusted EBITDA (2)	$1,645.5	$1,351.6	$293.9	22%
Adjusted EBITDA margin (2)	67.7%	65.2%	2.5%	*
Adjusted earnings (2)	$1,121.7	$908.0	$213.7	24%
Diluted weighted average shares outstanding	105.1	105.5	(0.4)	(0)%
Adjusted diluted earnings per share (2)	$10.67	$8.61	$2.06	24%
________________________________________________________
* Not meaningful

(1)Adjusted operating income is defined as operating income after relevant operating adjustments, which includes revenue, cost of revenues, and operating expense adjustments, as applicable. Adjusted operating margin represents adjusted operating income divided by revenues less cost of revenues. Operating EBITDA is defined as operating income before depreciation and amortization. Operating EBITDA margin represents operating EBITDA divided by revenues less cost of revenues. Adjusted operating EBITDA is calculated by adding back to operating EBITDA relevant operating adjustments, which includes revenue, cost of revenues, and operating expense adjustments, as applicable. Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues. Relevant adjustments are detailed in the reconciliations that follow.
(2)EBITDA is defined as income before interest, net, income taxes, and depreciation and amortization. EBITDA margin represents EBITDA divided by revenues less cost of revenues. Adjusted EBITDA is calculated by adding back to EBITDA relevant adjustments, which includes revenue, cost of revenues, operating expense, and non-operating adjustments, as applicable. Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues. Adjusted earnings is defined as net income after relevant adjustments, which includes revenue, cost of revenues, operating expense, non-operating adjustments, certain tax adjustments, and net income or loss allocated to participating securities, net of income tax effects of these adjustments, as applicable. Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding. Relevant adjustments are detailed in the reconciliations that follow.

The following is a reconciliation of operating income to adjusted operating income (in millions) for the year ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,
	2025	2024
Operating income	$1,467.1	$1,098.4
Acquisition-related costs (a)	0.3	1.3
Amortization of acquired intangible assets (b)	69.9	88.7
Business realignment costs (c)	7.0	2.1
Cboe Digital syndication wind down (d)	—	(1.0)
Change in contingent consideration (e)	—	2.1
Executive compensation adjustment (g)	1.6	—
Impairment of assets (j)	46.7	81.0
Adjusted operating income	$1,592.6	$1,272.6
The following is a reconciliation of operating income to operating EBITDA and adjusted operating EBITDA (in millions) for the year ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,
	2025	2024
Operating income	$1,467.1	$1,098.4
Depreciation and amortization	122.4	133.0
Operating EBITDA	1,589.5	1,231.4
Acquisition-related costs (a)	0.3	1.3
Business realignment costs (c)	7.0	2.1
Cboe Digital syndication wind down (d)	—	(1.0)
Change in contingent consideration (e)	—	2.1
Executive compensation adjustment (g)	1.6	—
Impairment of assets (j)	46.7	81.0
Adjusted operating EBITDA	$1,645.1	$1,316.9

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in millions) for the year ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Corporate	Total
Net income allocated to common stockholders	$735.8	$163.1	$32.4	$63.1	$46.2	$—	$54.2	$1,094.8
Interest (income) expense, net	(1.1)	(3.3)	4.3	(2.4)	(0.1)	—	5.5	2.9
Income tax provision (benefit)	373.7	27.2	18.7	12.9	(0.1)	—	34.2	466.6
Depreciation and amortization	29.3	47.0	32.4	2.3	11.2	—	0.2	122.4
EBITDA	1,137.7	234.0	87.8	75.9	57.2	—	94.1	1,686.7
Acquisition-related costs (a)	—	0.2	—	—	—	—	0.1	0.3
Business realignment costs (c)	0.1	0.2	5.7	0.6	—	—	0.4	7.0
Non-operating investment adjustments, net (f)	—	(0.9)	—	—	—	—	(95.9)	(96.8)
Executive compensation adjustment (g)	—	—	—	—	—	—	1.6	1.6
Impairment of assets (j)	—	17.7	29.0	—	—	—	—	46.7
Adjusted EBITDA	$1,137.8	$251.2	$122.5	$76.5	$57.2	$—	$0.3	$1,645.5

	Year Ended December 31,
	2024
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Corporate	Total
Net income (loss) allocated to common stockholders	$577.5	$147.9	$24.4	$70.2	$33.2	$(78.2)	$(14.0)	$761.0
Interest (income) expense, net	(0.6)	(2.4)	3.7	—	(0.1)	(3.7)	27.3	24.2
Income tax provision (benefit)	299.1	23.1	13.3	28.4	0.1	(28.6)	(16.5)	318.9
Depreciation and amortization	27.0	58.2	29.3	2.3	13.5	2.8	(0.1)	133.0
EBITDA	903.0	226.8	70.7	100.9	46.7	(107.7)	(3.3)	1,237.1
Acquisition-related costs (a)	—	0.4	0.3	—	—	0.1	0.5	1.3
Business realignment costs (c)	—	—	—	—	—	2.1	—	2.1
Cboe Digital syndication wind down (d)	—	—	—	—	—	(1.0)	—	(1.0)
Change in contingent consideration (e)	—	(1.0)	—	—	—	—	3.1	2.1
Non-operating investment adjustments, net (f)	—	—	—	—	—	—	31.4	31.4
Gain on Cboe Digital non-recourse notes and warrants wind down (h)	—	—	—	—	—	(1.4)	—	(1.4)
Gain on sale of property held for sale (i)	(1.0)	—	—	—	—	—	—	(1.0)
Impairment of assets (j)	—	—	—	—	—	81.0	—	81.0
Adjusted EBITDA	$902.0	$226.2	$71.0	$100.9	$46.7	$(26.9)	$31.7	$1,351.6
____________________________________________________________________
(1) The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from 2024 have been retained in the former Digital segment for comparative purposes. See Note 16 ("Segment Reporting") for additional information.

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions) for the year ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,
	2025	2024
Net income allocated to common stockholders	$1,094.8	$761.0
Acquisition-related costs (a)	0.3	1.3
Amortization of acquired intangible assets (b)	69.9	88.7
Business realignment costs (c)	7.0	2.1
Cboe Digital syndication wind down (d)	—	(1.0)
Change in contingent consideration (e)	—	2.1
Non-operating investment adjustments, net (f)	(96.8)	31.4
Executive compensation adjustment (g)	1.6	—
Gain on Cboe Digital non-recourse notes and warrants wind down (h)	—	(1.4)
Gain on sale of property held for sale (i)	—	(1.0)
Impairment of assets (j)	46.7	81.0
Tax effect of adjustments	(8.2)	(52.2)
Deferred tax re-measurements (k)	13.3	—
Release of tax reserves (k)	(6.6)	(8.1)
Valuation allowances (l)	—	5.0
Net income allocated to participating securities	(0.3)	(0.9)
Adjusted earnings	$1,121.7	$908.0
__________________________________________________________
(a) This amount includes acquisition-related costs primarily from the company’s Cboe Digital, Cboe Canada, and Cboe Asia Pacific acquisitions, which are included in acquisition-related costs on the consolidated statements of income
(b) This amount represents the amortization of acquired intangible assets related to the company’s acquisitions, which is included in depreciation and amortization on the consolidated statements of income.
(c) This amount represents certain business realignment costs related to announced business realignment initiatives. For the year ended December 31, 2025, the costs included $5.1 million in compensation and benefits, $0.5 million in professional fees and outside services, and $1.4 million in other expenses, respectively, on the consolidated statements of income. For the year ended December 31, 2024, the costs included $2.1 million in compensation and benefits on the consolidated statements of income.
(d) This amount represents the contra-revenue that was reversed as a result of the Cboe Digital syndication wind down, which is included in transaction and clearing fees on the consolidated statements of income.
(e) This amount represents the gains and losses related to contingent consideration liabilities achieved related to the acquisitions of Cboe Canada and Cboe Asia Pacific, which is included in other expenses on the consolidated statements of income.
(f) This amount represents the net gains associated with the partial sale of PYTH token intangible assets and from the company's various minority investments, as well as the gain associated with the completion of the investment transaction within the company's investment in the 7Ridge Fund (which owned Trading Technologies International Inc.), which included $96.8 million in earnings on investments, net on the consolidated statements of income, for the year ended December 31, 2025, and the net impairments related to the company's minority investments, which included $31.6 million in other income (expense), net on the consolidated statements of income, for the year ended December 31, 2024, and $0.2 million in earnings on investments, net on the consolidated statements of income for the year ended December 31, 2024.
(g) This amount represents the CEO sign-on long-term equity awards with a grant date value of $6.0 million (comprised of a mixture of time and performance-based awards) and subject to a 3-year cliff vesting requirement associated with the hiring of Craig Donohue as Chief Executive Officer, which is included in compensation and benefits on the consolidated statements of income. This amount does not include the CEO's annual long-term equity incentive awards that were prorated for 2025.
(h) This amount represents the revaluation and the gain associated with the wind down of the Cboe Digital non-recourse notes and warrants, which is included in other income (expense), net on the consolidated statements of income.
(i) This amount represents the net gain on the sale of the company’s former headquarters, which is included in other income (expense), net on the consolidated statements of income.
(j) This amount represents the impairment of assets related to Cboe Canada, CEDX, and Cboe Japan in 2025, as well as the impairment of assets related to the Cboe Digital wind down in 2024, which are included in impairment of assets on the consolidated statements of income.
(k) These amounts represent the tax impact related to changes in state and local filing positions for the year ended December 31, 2025 and the tax reserves related to Section 199 matters for the year ended December 31, 2024.
(l) This amount represents the valuation allowances related to the impairments of the company's minority investments in Globacap Technology Limited and StratiFi Technologies Inc.

The following summarizes changes in certain operational and financial metrics for the year ended December 31, 2025 compared to the year ended December 31, 2024:

The following summarizes changes in certain operational and financial metrics for the year ended December 31, 2025 compared to the year ended December 31, 2024 (continued from previous page):

The following table includes operational and financial metrics for our Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX segments. The following summarizes changes in certain operational and financial metrics for the year ended December 31, 2025 compared to the year ended December 31, 2024:

	Year Ended December 31,		Increase/ (Decrease)	Percent Change
	2025	2024
	(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	60.8	48.5	12.3	25%
Total touched contracts (1)	18.4	14.9	3.5	23%
Multi-listed contract ADV	13.5	10.9	2.6	24%
Index contract ADV	4.9	4.1	0.8	21%
Trading days	250	252	(2)	(1)%
Total Options revenue per contract (RPC) (2)	$0.297	$0.293	$0.004	1%
Multi-listed options RPC (2)	0.066	0.063	0.003	4%
Index options RPC (2)	0.924	0.902	0.022	2%
Total Options market share	30.3%	30.8%	(0.5)%	*
Multi-listed options market share	24.2%	24.5%	(0.3)%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total matched shares (in billions) (5)	1.8	1.4	0.4	26%
Market ADV (in billions)	17.6	12.2	5.4	45%
Market share	10.0%	11.4%	(1.4)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (3)	$0.015	$0.022	$(0.007)	(32)%
U.S. ETPs: launches (number of launches)	351	235	116	49%
U.S. ETPs: listings (number of listings)	1,165	871	294	34%
U.S. Equities - Off-Exchange:
ADV (touched shares, in millions) (1)	155.1	79.0	76.1	96%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (4)	$0.075	$0.132	$(0.057)	(43)%
Trading days	250	252	(2)	(1)%
Canadian Equities:
ADV (matched shares, in millions) (5)	167.5	147.6	19.9	13%
Trading days	251	252	(1)	(0)%
Net capture (per 10,000 touched shares, in Canadian dollars) (6)	$4.133	$4.069	$0.064	2%
Europe and Asia Pacific:
European Equities:
ADNV:
Matched ADNV (Euros - in billions) (7)	€12.8	€9.8	€3.0	31%
Market ADNV (Euros - in billions)	51.3	41.4	9.9	24%
Trading days	256	257	(1)	(0)%
Market share	25.0%	23.6%	1.4%	*
Net capture (per matched notional value (bps), in Euros) (8)	€0.269	€0.255	€0.014	6%
Cboe Clear Europe:
Trades cleared, in millions (9)	1,464.6	1,229.2	235.4	19%
Fee per trade cleared (10)	€0.009	€0.008	€0.001	9%
European Equities market share cleared (11)	39.4%	37.4%	2.0%	*
Net settlement volume, in millions (12)	13.6	11.2	2.4	22%
Net fee per settlement (13)	€1.012	€1.033	€(0.021)	(2)%
Australian Equities:
ADNV (Australian dollars - in billions)	$0.9	$0.8	$0.1	20%
Trading days	253	254	(1)	(0)%
Market share - Continuous	20.2%	20.7%	(0.5)%	*
Net capture (per matched notional value (bps), in Australian dollars) (14)	$0.184	$0.155	$0.029	19%
Futures:
ADV (in thousands)	227.2	238.6	(11.4)	(5)%
Trading days	250	252	(2)	(1)%
RPC	$1.723	$1.760	$(0.037)	(2)%
Global FX:
ADNV ($ - in billions)	$52.8	$46.7	$6.1	13%
Trading days	259	260	(1)	(0)%
Net capture (per one million dollars traded) (15)	$2.85	$2.68	$0.17	7%

Average British pound/U.S. dollar exchange rate	$1.318	$1.278	$0.040	3%
Average Canadian dollar/U.S. dollar exchange rate	$0.716	$0.730	$(0.014)	(2)%
Average Euro/U.S. dollar exchange rate	$1.130	$1.082	$0.048	4%
Average Euro/British pound exchange rate	£0.857	£0.847	£0.010	1%
Average Australian dollar/U.S. dollar exchange rate	$0.645	$0.660	$(0.015)	(2)%
_______________________________________________________
* Not meaningful
Note, the percent change listed represents the change in the unrounded metrics figures.
Note, in the third quarter of 2025, the Company replaced U.S. Equities - Exchange total touched shares with total matched shares for each period presented, aligning the metric with externally reported volume summaries. The impact of this change is immaterial.
Note, the former Digital segment is not included as results were not material for the year ended December 31, 2024. In the second quarter of 2025, Digital futures products were transitioned to Cboe Futures Exchange. Futures metrics prior to the second quarter of 2025 exclude Digital futures products.
Note, as of January 2025, European equities market share cleared excludes market volume not cleared within the Cboe Clear Europe pan-European equities market space. Prior periods have been recast in accordance with this methodology.

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
(8)Net capture per matched notional value refers to transaction fees less liquidity payments in Euros divided by the product of ADNV in Euros of shares matched on Cboe Europe Equities and the number of trading days.
(9)Trades cleared refers to the total number of non-interoperable trades cleared.
(10)Fee per trade cleared refers to clearing fees divided by the number of non-interoperable trades cleared.
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

Revenues
Total revenues for the year ended December 31, 2025 increased $619.7 million, or 15%, compared to the year ended December 31, 2024 primarily due to increases across all revenue captions, driven by an increase in transaction and clearing fees as a result of increased volumes traded on the Cboe options, Cboe U.S. equities, and Cboe European equities exchanges, partially offset by a decrease in regulatory fees due to a decrease in the Section 31 fee rate following a rate change in May 2025.
The following summarizes changes in revenues for the year ended December 31, 2025 compared to the year ended December 31, 2024 (in millions, except percentages):

	Year Ended December 31,		Increase/ (Decrease)	Percent Change
	2025	2024
Cash and spot markets	$1,834.8	$1,670.0	$164.8	10%
Data Vantage	635.5	576.6	58.9	10%
Derivatives markets	2,243.9	1,847.9	396.0	21%
Total revenues	$4,714.2	$4,094.5	$619.7	15%
Cash and Spot Markets
Cash and spot markets revenue increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in transaction and clearing fees, partially offset by a decrease in regulatory fees. Transaction and clearing fees increased primarily due to a 26% increase in total matched shares on Cboe U.S. equity exchanges and a 31% increase in Cboe European equities exchanges matched ADNV. Regulatory fees decreased primarily due to a 49% decrease in the Section 31 fee rate, from an average of $20.08 per million dollars of covered sales for the year ended December 31, 2024 to an average rate of $10.26 per million dollars of covered sales for the year ended December 31, 2025, following a rate change effective May 2025 to $0 per million dollars of covered sales due to the SEC having collected its entire 2025 appropriated amount. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees.
Data Vantage
Data Vantage revenue increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increased logical and physical port fees in the Options, North American Equities, and Europe and Asia Pacific segments driven by increased customer demand. Proprietary market data fees increased primarily due to increases in proprietary market data fees in the Options, Europe and Asia Pacific, and North American Equities segments driven by increased customer demand.
Derivatives Markets
Derivatives markets revenue increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in transaction and clearing fees, partially offset by a decrease in regulatory fees. Transaction and clearing fees increased primarily due to a 21% increase in index options ADV and a 24% increase in multi-listed options ADV. Regulatory fees decreased primarily due to a 49% decrease in the Section 31 fee rate, from an average of $20.08 per million dollars of covered sales for the year ended December 31, 2024 to an average rate of $10.26 per million dollars of covered sales for the year ended December 31, 2025, following a rate change effective May 2025 to $0 per million dollars of covered sales due to the SEC having collected its entire 2025 appropriated amount. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees.

Cost of Revenues
The following tables reconcile the disaggregated cost of revenues captions presented on the consolidated statements of income to the revenue captions presented on the consolidated statements of income for the year ended December 31, 2025 and 2024, respectively (in millions):

	Year Ended December 31, 2025
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$1,073.4	$—	$636.3	$1,709.7
Routing and clearing fees	62.7	—	17.7	80.4
Regulatory fees cost of revenues	191.6	—	47.1	238.7
Royalty fees and other cost of revenues	41.9	12.6	201.8	256.3
Total cost of revenues	$1,369.6	$12.6	$902.9	$2,285.1

	Year Ended December 31, 2024
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$843.5	$—	$485.6	$1,329.1
Routing and clearing fees	51.2	—	17.1	68.3
Regulatory fees cost of revenues	318.3	—	73.1	391.4
Royalty fees and other cost of revenues	53.8	10.9	168.6	233.3
Total cost of revenues	$1,266.8	$10.9	$744.4	$2,022.1
Total cost of revenues increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in liquidity payments as a result of volume increases in U.S. equities and multi-listed options, partially offset by a decrease in regulatory fees cost of revenues as a result of a decrease in the Section 31 fee rate.
The following summarizes the changes in the disaggregated cost of revenues for the year ended December 31, 2025 compared to the year ended December 31, 2024 (in millions, except percentages):

	Year Ended December 31,		Increase/ (Decrease)	Percent Change
	2025	2024
Liquidity payments	$1,709.7	$1,329.1	$380.6	29%
Routing and clearing	80.4	68.3	12.1	18%
Regulatory fees cost of revenues	238.7	391.4	(152.7)	(39)%
Royalty fees and other cost of revenues	256.3	233.3	23.0	10%
Total cost of revenues	$2,285.1	$2,022.1	$263.0	13%
Liquidity Payments
Liquidity payments increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in liquidity payments on the Cboe U.S. equity exchanges as a result of a 26% increase in total matched shares, coupled with an increase in liquidity payments on the Cboe options exchanges as a result of a 24% increase in multi-listed options ADV.
Routing and Clearing
Routing and clearing fees increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in routed trades on the Cboe U.S. equity exchanges and Cboe Clear Europe settlement fees.
Regulatory Fees Cost of Revenues
Regulatory fees cost of revenues decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a 49% decrease in the Section 31 fee rate, from an average rate of $20.08 per million dollars of covered sales for the year ended December 31, 2024 to an average rate of $10.26 per million dollars of covered sales for the year ended December 31, 2025, following a rate change effective May 2025 to $0 per million dollars of covered sales due to the SEC having collected its entire 2025 appropriated amount. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees.
Royalty Fees and Other Cost of Revenues
Royalty fees and other cost of revenues increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in trading volumes of licensed products in the Options segment, partially offset by a decrease in operating interest expense attributable to Cboe Clear Europe as a result of the changing interest rate environment resulting in a decrease in interest paid to customers.
Revenues Less Cost of Revenues
Revenues less cost of revenues increased $356.7 million, or 17%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in derivatives markets revenues less cost of revenues, driven by an increase in volumes traded on the Cboe options exchanges, an increase in cash and spot markets revenues less cost of revenues driven by an increase in volumes traded on the Cboe European equities exchanges, and an increase in Data Vantage revenues less cost of revenues driven by an increase in access and capacity fees and proprietary market data across segments.
The following summarizes the components of revenues less cost of revenues for the year ended December 31, 2025, presented as a percentage of revenues less cost of revenues and compared to the year ended December 31, 2024 (in millions, except percentages):

				Percentage of Revenues Less Cost of Revenues
	Year Ended December 31,		Percent Change	Year Ended December 31,
	2025	2024		2025	2024
Cash and spot markets	$465.2	$403.2	15%	19%	20%
Data Vantage	622.9	565.7	10%	26%	27%
Derivatives markets	1,341.0	1,103.5	22%	55%	53%
Total revenues less cost of revenues	$2,429.1	$2,072.4	17%	100%	100%
Cash and Spot Markets
Cash and spot markets revenues less cost of revenues increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to increases in transaction and clearing fees less liquidity payments and routing and clearing costs ("net transaction and clearing fees") in the Europe and Asia Pacific and Global FX segments. Net transaction and clearing fees increased primarily due to a 31% increase in Cboe European equities matched ADNV, a 13% increase in Global FX ADNV, and a 22% increase in Cboe Clear Europe net settlement volumes.
Data Vantage
Data Vantage revenues less cost of revenues increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increases in logical and physical port fees in the Options, North American Equities, and Europe and Asia Pacific segments driven by increased customer demand. Proprietary market data fees increased primarily due to increases in proprietary market data fees in the Options, Europe and Asia Pacific, and North American Equities segments driven by increased customer demand.
Derivatives Markets
Derivatives markets revenues less cost of revenues increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in net transaction and clearing fees, driven by a 21% increase in index options ADV and a 24% increase in multi-listed options ADV, partially offset by an increase in royalty fees due to an increase in trading volumes of licensed products in the Options segment.

Operating Expenses
Total operating expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 decreased $12.0 million, or 1%, primarily due to decreases in impairment of assets and depreciation and amortization, partially offset by an increase in compensation and benefits.
The following summarizes changes in operating expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 (in millions, except percentages):

	Year Ended December 31,		Increase/ (Decrease)	Percent Change
	2025	2024
Compensation and benefits	$500.8	$462.4	$38.4	8%
Depreciation and amortization	122.4	133.0	(10.6)	(8)%
Technology support services	107.6	102.8	4.8	5%
Professional fees and outside services	91.5	94.8	(3.3)	(3)%
Travel and promotional expenses	42.1	45.8	(3.7)	(8)%
Facilities costs	26.2	24.6	1.6	7%
Acquisition-related costs	0.3	1.3	(1.0)	(77)%
Impairment of assets	46.7	81.0	(34.3)	(42)%
Other expenses	24.4	28.3	(3.9)	(14)%
Total operating expenses	$962.0	$974.0	$(12.0)	(1)%
Compensation and Benefits
Compensation and benefits increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a $21.8 million increase in accrued bonuses as a result of strong Company performance, a $10.1 million increase in salaries and wages primarily due to merit increases, a $4.6 million increase in equity compensation related to executive transitions, and a $4.1 million increase in payroll benefits, partially offset by an $8.3 million increase in capitalized wages as a result of an increase in internally developed software.
Depreciation and Amortization
Depreciation and amortization decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to declines in amortization under the discounted cash flow method for the intangibles acquired in the Merger and monthly amortization for developed and existing technology ending or being fully impaired since the third quarter of 2024.
Technology Support Services
Technology support services costs increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to increases in cloud services, secondary data center hosting expenses, market data technology support services, and hardware maintenance, partially offset by decreases in purchased hardware.
Professional Fees and Outside Services
Professional and outside services fees decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a decrease in consulting fees.
Travel and Promotional Expenses
Travel and promotional expenses decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a decrease in marketing and advertising expenses driven by decreases in the Company’s advertising campaigns and sponsorships.
Facilities Costs
Facilities costs increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in repairs and maintenance related to our leased properties and an increase in office rent.

Acquisition-Related Costs
Acquisition-related costs decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a decrease in retention-related compensation costs associated with prior acquisitions and professional fees.
Impairment of Assets
Impairment of assets decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the $81.0 million impairment of assets recognized in the former Digital segment during the year ended December 31, 2024. This was partially offset by the impairment of Cboe Japan's assets of $23.4 million as a result of the wind down of the Company's Japanese equities business, $17.7 million in cumulative impairment charges of intangible assets related to Cboe Canada, and a $5.6 million impairment charge of internally developed software and prepaid expenses on Cboe Clear Europe related to the CEDX wind down during the year ended December 31, 2025.
Other Expenses
Other expenses decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a decrease in bad debt expense and change in contingent consideration related to prior acquisitions recorded in 2024, which did not recur in 2025.
Operating Income
As a result of the items above, operating income for the year ended December 31, 2025 was $1,467.1 million, compared to operating income of $1,098.4 million for the year ended December 31, 2024, an increase of $368.7 million.
Interest Expense
Interest expense increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in Cboe Clear Europe commitment fees on the Cboe Clear Europe Credit Facility.
Interest Income
Interest income increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to income from U.S. Treasury bills as a result of additional investment of cash and cash equivalents coupled with increases in interest on higher average daily cash and cash equivalents balances.
Earnings on Investments, Net
Earnings on investments, net increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to $90.8 million in net realized gains on the Company's equity method investment in the 7Ridge Fund (which owned Trading Technologies) recorded in 2025 as a result of Trading Technologies' sale to a third party in November 2025.
Other Income (Expense), Net
Other income (expense), net increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a $16.0 million impairment recorded on the Company's minority investment in Globacap Technology Limited recorded in 2024, coupled with a $10.5 million impairment charge on the Company's minority investment in Eris Innovations Holdings, LLC recorded in 2024, which did not recur in 2025.
Income Before Income Tax Provision
As a result of the above, income before income tax provision for the year ended December 31, 2025 was $1,566.6 million compared to income before income tax provision of $1,083.8 million for the year ended December 31, 2024, an increase of $482.8 million.
Income Tax Provision
For the year ended December 31, 2025, the income tax provision was $466.6 million compared to $318.9 million for the year ended December 31, 2024, an increase of $147.7 million, primarily due to an increase in income before income tax provision. The effective tax rate for the year ended December 31, 2025 was 29.8%, compared to a rate of 29.4% for the year ended December 31, 2024. The higher effective tax rate in the year ended December 31, 2025 compared to the year ended

December 31, 2024 is primarily due to remeasuring deferred tax assets and liabilities due to changes in state and local filing positions.
Net Income
As a result of the items above, net income for the year ended December 31, 2025 was $1,100.0 million, or 45% of revenues less cost of revenues, compared to $764.9 million, or 37%, of revenues less cost of revenues, for the year ended December 31, 2024, an increase of $335.1 million.

Segment Operating Results
The Company previously operated six reportable business segments as of December 31, 2024. As of January 1, 2025, we report results from our five segments: Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX. Segment performance is primarily based on operating income. We have aggregated all corporate costs, as well as other business ventures, within Corporate Items and Eliminations as those activities should not be used to evaluate a segment’s operating performance. All operating expenses that relate to activities of a specific segment have been allocated to that segment. Operating expenses increased or decreased in certain segments for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to changes in the allocation of shared-service expenses.
The following summarizes our total revenues by segment (in millions, except percentages):

Total revenues by segment
$5,000.0
$4,000.0
$3,000.0
$2,000.0
$1,000.0
$-
(in millions)
$4,714.2
$93.8
$378.6
$1,672.3
$135.9
$2,433.6
$4,094.6
$79.9
$324.2
$1,546.8
$141.1
$2,002.6
2025
2024
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

Note, the chart excludes Digital revenues of $(0.1) million for the year ended December 31, 2024.

				Percentage of Total Revenues
	Year Ended December 31,		Percent Change	Year Ended December 31,
	2025	2024		2025	2024
Options	$2,433.6	$2,002.6	22%	52%	49%
North American Equities	1,672.3	1,546.8	8%	35%	38%
Europe and Asia Pacific	378.6	324.2	17%	8%	8%
Futures	135.9	141.1	(4)%	3%	3%
Global FX	93.8	79.9	17%	2%	2%
Digital (1)	—	(0.1)	100%	—%	*%
Total revenues	$4,714.2	$4,094.5	15%	100%	100%
____________________________________________________________________
(1) The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from 2024 have been retained in the former Digital segment for comparative purposes. See Note 16 (“Segment Reporting”) for additional information.
* Not meaningful

The following summarizes our revenues less cost of revenues by segment (in millions, except percentages):

Total revenues less cost of revenues by segment
(in millions)
$2,500.0
$2,000.0
$1,500.0
$1,000.0
$500.0
$-
$2,429.1
$91.1
$273.5
$407.2
$126.2
$1,531.1
$2,074.4
$77.6
$220.2
$383.8
$133.5
$1,259.3
2025
2024
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

Note, the chart excludes Digital revenues less cost of revenues of $(2.0) million for the year ended December 31, 2024.

				Percentage of Total Revenues less Cost of Revenues
	Year Ended December 31,		Percent Change	Year Ended December 31,
	2025	2024		2025	2024
Options	$1,531.1	$1,259.3	22%	63%	61%
North American Equities	407.2	383.8	6%	17%	19%
Europe and Asia Pacific	273.5	220.2	24%	11%	10%
Futures	126.2	133.5	(5)%	5%	6%
Global FX	91.1	77.6	17%	4%	4%
Digital (1)	—	(2.0)	100%	—%	*%
Total revenues less cost of revenues	$2,429.1	$2,072.4	17%	100%	100%
____________________________________________________________________
(1) The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from 2024 have been retained in the former Digital segment for comparative purposes. See Note 16 (“Segment Reporting”) for additional information.
* Not meaningful

Options
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Options segment (in millions, except percentages):

				Percentage of Total Revenues
	Year Ended December 31,		Percent Change	Year Ended December 31,
	2025	2024		2025	2024
Revenues less cost of revenues	$1,531.1	$1,259.3	22%	63%	63%
Operating expenses	417.8	380.9	10%	17%	19%
Operating income	$1,113.3	$878.4	27%	46%	44%
Operating margin	72.7%	69.8%	*	*	*
EBITDA (1)	$1,137.7	$903.0	26%	47%	45%
EBITDA margin (2)	74.3%	71.7%	*	*	*
____________________________________________________________________
* Not meaningful
(1)See footnote (2) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $271.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in net transaction and clearing fees, driven by a 21% increase in index options ADV, and a 24% increase in multi-listed options ADV, partially offset by an increase in royalty fees due to an increase in the trading volumes of licensed products. For the year ended December 31, 2025, operating income for the Options segment increased $234.9 million compared to the year ended December 31, 2024 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $36.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to increases in compensation and benefits and technology support services.
North American Equities
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our North American Equities segment (in millions, except percentages):

				Percentage of Total Revenues
	Year Ended December 31,		Percent Change	Year Ended December 31,
	2025	2024		2025	2024
Revenues less cost of revenues	$407.2	$383.8	6%	24%	25%
Operating expenses	219.1	215.2	2%	13%	14%
Operating income	$188.1	$168.6	12%	11%	11%
Operating margin	46.2%	43.9%	*	*	*
EBITDA (1)	$234.0	$226.8	3%	14%	15%
EBITDA margin (2)	57.5%	59.1%	*	*	*
____________________________________________________________________
* Not meaningful
(1)See footnote (2) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $23.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in access and capacity fees driven by an increase in logical and physical port fees revenue and an increase in market data revenue as a result of an increase in tape plan revenue and proprietary market data revenue. For the year ended December 31, 2025, operating income for the North American Equities segment increased $19.5 million compared to the year ended December 31, 2024 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $3.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in impairment of intangible assets related to $17.7 million in cumulative impairment charges related to Cboe Canada, partially offset by a decrease in depreciation and amortization.

Europe and Asia Pacific
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Europe and Asia Pacific segment (in millions, except percentages):

				Percentage of Total Revenues
	Year Ended December 31,		Percent Change	Year Ended December 31,
	2025	2024		2025	2024
Revenues less cost of revenues	$273.5	$220.2	24%	72%	68%
Operating expenses	219.6	178.5	23%	58%	55%
Operating income	$53.9	$41.7	29%	14%	13%
Operating margin	19.7%	18.9%	*	*	*
EBITDA (1)	$87.8	$70.7	24%	23%	22%
EBITDA margin (2)	32.1%	32.1%	*	*	*
____________________________________________________________________
* Not meaningful
(1)See footnote (2) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $53.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in net transaction and clearing fees, driven by a 31% increase in Cboe European Equities matched ADNV and a 22% increase in Cboe Clear Europe net settlement volumes, coupled with a decrease in interest expense attributable to Cboe Clear Europe, driven primarily by a decrease in interest rates. For the year ended December 31, 2025, operating income for the Europe and Asia Pacific segment increased $12.2 million compared to the year ended December 31, 2024 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $41.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in impairment of assets primarily related to the wind down of the Company's Japanese equities business and compensation and benefits.
Futures
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Futures segment (in millions, except percentages):

				Percentage of Total Revenues
	Year Ended December 31,		Percent Change	Year Ended December 31,
	2025	2024		2025	2024
Revenues less cost of revenues	$126.2	$133.5	(5)%	93%	95%
Operating expenses	52.3	34.6	51%	38%	25%
Operating income	$73.9	$98.9	(25)%	54%	70%
Operating margin	58.6%	74.1%	*	*	*
EBITDA (1)	$75.9	$100.9	(25)%	56%	72%
EBITDA margin (2)	60.1%	75.6%	*	*	*
____________________________________________________________________
* Not meaningful
(1)See footnote (2) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues decreased $7.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a decrease in net transaction and clearing fees as a result of a 5% decrease in ADV. For the year ended December 31, 2025, operating income for the Futures segment decreased $25.0 million compared to the year ended December 31, 2024 primarily due to an increase in operating expenses, coupled with a decrease in revenues less cost of revenues. Operating expenses increased $17.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to increases in compensation and benefits, professional fees and outside services, and technology support services, due, largely, to the Digital results being prospectively included in the Futures segment beginning in the first quarter of 2025.

Global FX
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, EBITDA, and EBITDA margin for our Global FX segment (in millions, except percentages):

				Percentage of Total Revenues
	Year Ended December 31,		Percent Change	Year Ended December 31,
	2025	2024		2025	2024
Revenues less cost of revenues	$91.1	$77.6	17%	97%	97%
Operating expenses	45.1	44.4	2%	48%	56%
Operating income	$46.0	$33.2	39%	49%	42%
Operating margin	50.5%	42.8%	*	*	*
EBITDA (1)	$57.2	$46.7	22%	61%	58%
EBITDA margin (2)	62.8%	60.2%	*	*	*
____________________________________________________________________
* Not meaningful
(1)See footnote (2) to the table under “Overview” above for a reconciliation of net income to EBITDA, and management’s reasons for using such non-GAAP measures.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $13.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in net transaction and clearing fees, driven by a 13% increase in ADNV. For the year ended December 31, 2025, operating income for the Global FX segment increased $12.8 million compared to the year ended December 31, 2024 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $0.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in compensation and benefits, partially offset by a decrease in depreciation and amortization.
Digital
The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. No table is presented below as there is no comparable financial information. See Note 16 (“Segment Reporting”) for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Below are charts that reflect elements of our capital allocation:
We expect our cash on hand at December 31, 2025 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility, and potentially participating in future financing transactions to obtain additional capital will meet our cash needs to fund our operations, capital expenditures, interest payments on debt, any dividends, potential strategic acquisitions, to cover any adjustments arising from tax examinations, and opportunities for common stock repurchases under the previously announced program. See Note 12 ("Debt") and Note 25 ("Subsequent Events") to the consolidated financial statements for further information.
Cboe Clear Europe also has a €1.2 billion committed syndicated multicurrency revolving and swingline credit facility agreement with Cboe Clear Europe as borrower and the Company as guarantor of scheduled interest and fees on borrowings (but not the principal amount of any borrowings) (the “Facility”). The Facility is available to be drawn by Cboe Clear Europe towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through Cboe Clear Europe’s clearing system and (b) financing any other liability or liquidity requirement of Cboe Clear Europe incurred in the operation of its clearing system. Borrowings under the Facility are secured by cash, eligible bonds and eligible equity assets deposited by Cboe Clear Europe into secured accounts. As a result, should the Facility be drawn by Cboe Clear Europe it could potentially impact Cboe Clear Europe’s liquidity, and we can give no assurance that this Facility will be sufficient to meet all of such obligations or sufficiently mitigate Cboe Clear Europe’s liquidity risk to meet its payment obligations when due. Additionally, a default of the Facility may allow lenders, under certain circumstances, to accelerate any related drawn amounts and may result in the acceleration of the Company’s other outstanding debt to which a cross-acceleration or cross-default provision applies, which may limit the Company’s liquidity, business and financing activities. The Facility is expected to terminate on June 26, 2026 and we may not be able to enter into a replacement facility on commercially reasonable terms, or at all. Please refer to Note 12 ("Debt") for further information.
Our long-term cash needs will depend on many factors, including an introduction of new products, enhancements of current products, capital needs of our subsidiaries, the geographic mix of our business, and any potential acquisitions. We believe our cash from operations and the availability under our Revolving Credit Facility will meet any long-term needs unless a significant acquisition or acquisitions are identified, in which case we expect that we would be able to borrow the necessary funds and/or issue additional shares of our common stock to complete such acquisition(s).
Cash and cash equivalents includes cash in banks and all non-restricted, highly liquid investments, including certain short-term repurchase agreements, U.S. and UK Treasury securities, and money market funds, with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of December 31, 2025 increased $1,296.2 million from December 31, 2024 primarily due to the results of operations, the proceeds from our equity method and minority investments, the adjustment for depreciation and amortization, and the change in accounts receivable, partially offset by cash dividends on common stock and the change in Section 31 fees payable. See “Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $424.4 million and $301.3 million as of December 31, 2025 and 2024, respectively. The remaining balance was held in the United States and totaled $1,792.1 million and $619.0 million as of December 31, 2025 and 2024, respectively. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States and foreign income taxes, less applicable foreign tax credits.
Our financial investments include deferred compensation plan assets, as well as investments with original or acquired maturities longer than three months, that mature in less than one year from the balance sheet date and are recorded at fair value. As of December 31, 2025, financial investments primarily consisted of U.S. Treasury securities and deferred compensation plan assets.
Cash Flow
The following table summarizes our cash flow data for the years ended December 31, 2025, 2024, and 2023 (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Net cash flows provided by operating activities	$1,752.6	$1,100.6	$1,075.6
Net cash flows provided by (used in) investing activities	450.2	(141.8)	(55.1)
Net cash flows used in financing activities	(371.6)	(495.0)	(656.1)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	271.8	(95.1)	52.8
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$2,103.0	$368.7	$417.2

	As of December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$2,216.5	$915.3	$543.2
Restricted cash and cash equivalents (included in margin deposits, clearing funds, and interoperability funds)	1,617.0	841.4	834.8
Restricted cash and cash equivalents (included in cash and cash equivalents)	—	5.0	—
Restricted cash and cash equivalents (included in other current assets)	34.1	—	5.1
Customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	1.2	4.1	14.0
Total	$3,868.8	$1,765.8	$1,397.1
Net Cash Flows Provided by Operating Activities
During the year ended December 31, 2025, net cash flows provided by operating activities were $652.6 million higher than net income. The variance is primarily attributable to the change in margin deposits, clearing funds, and interoperability funds related to Cboe Clear Europe and customer bank deposits of $528.5 million, the adjustment for depreciation and amortization of $122.4 million, the change in accounts receivable of $79.4 million, the adjustment for stock-based compensation expense of $50.4 million, the change in income taxes payable of $48.5 million, and the adjustment for impairment of assets of $46.7 million, partially offset by the change in Section 31 fees payable of $181.8 million and the adjustment for equity earnings on investments of $84.2 million.
Net cash flows provided by operating activities were $1,752.6 million and $1,100.6 million for the years ended December 31, 2025 and 2024, respectively. The change in net cash flows provided by operating activities was primarily due to the change in margin deposits, clearing funds, and interoperability funds related to Cboe Clear Europe and customer bank deposits, an increase in net income, and the change in accounts receivable. This was partially offset by the change in Section 31 fees payable.
Net cash flows provided by operating activities were $335.7 million higher than net income for the year ended December 31, 2024. The variance is primarily attributable to the adjustment for depreciation and amortization of $133.0 million, the change in Section 31 fees payable of $130.1 million, the adjustment for impairment of intangible assets of $81.0 million, the change in margin deposits, clearing funds, and interoperability funds related to Cboe Clear Europe and customer bank deposits of $76.0 million, and the change in unrecognized tax benefits of $61.2 million, partially offset by changes in accounts receivable and accounts payable and accrued liabilities of $124.3 million and $36.4 million, respectively.
Net cash flows provided by operating activities were $1,100.6 million and $1,075.6 million for the years ended December 31, 2024, and 2023, respectively. The change in net cash flows provided by operating activities was primarily due to the change in Section 31 fees payable, the adjustment for impairment of intangible assets, the change in other assets, the adjustment for impairment of investments, and the change in income taxes receivable. This was partially offset by changes in margin deposits, clearing funds, and interoperability funds, accounts receivable, and the adjustments for depreciation and amortization.
Net Cash Flows Provided by (Used in) Investing Activities
During the year ended December 31, 2025, net cash flows provided by investing activities primarily consisted of the proceeds from our equity method and minority investments of $441.8 million and proceeds from maturities of available-for-sale financial investments of $248.1 million, partially offset by purchases of available-for-sale financial investments of $174.8 million and purchases of property and equipment and leasehold improvements, net of $71.0 million.
Net cash flows provided by (used in) investing activities were $450.2 million and $141.8 million for the years ended December 31, 2025 and 2024, respectively. The variance is primarily due to the change in proceeds from our equity method and minority investments and proceeds from maturities of available-for-sale financial investments, partially offset by the change in purchases of available-for-sale financial investments for the year ended December 31, 2025 compared to the year ended December 31, 2024.
During the year ended December 31, 2024, net cash flows used in investing activities primarily consisted of purchases of available-for-sale financial investments of $115.6 million, purchases of property and equipment and leasehold improvements, net of $60.9 million, and contributions to investments of $40.2 million, partially offset by proceeds from maturities of available-for-sale financial investments of $67.9 million.
During the year ended December 31, 2023, net cash flows used in investing activities primarily consisted of purchases of available-for-sale financial investments of $89.8 million, contributions to investments of $57.1 million, and purchases of property and equipment and leasehold improvements, net of $45.0 million, partially offset by proceeds from maturities of available-for-sale financial investments of $135.7 million.
Net Cash Flows Used in Financing Activities
During the year ended December 31, 2025, net cash flows used in financing activities primarily consisted of cash dividends on common stock of $284.3 million and share repurchases of $66.7 million.
Net cash flows used in financing activities were $371.6 million and $495.0 million for the years ended December 31, 2025 and 2024, respectively. The variance is primarily due to the decrease in share repurchases, partially offset by the change in cash dividends on common stock.
Net cash flows used in financing activities totaled $495.0 million for the year ended December 31, 2024, and primarily consisted of cash dividends on common stock of $249.4 million and share repurchases of $204.8 million.
Net cash flows used in financing activities totaled $656.1 million for the year ended December 31, 2023, and primarily consisted of principal payments of the current portion of long-term debt of $305.0 million, cash dividends on common stock of $223.5 million, and share repurchases of $83.9 million.

Financial Assets
The following summarizes our financial assets, excluding margin deposits, clearing funds, and interoperability funds as of December 31, 2025, 2024, and 2023 (in millions):

	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$2,216.5	$920.3	$543.2
Financial investments	36.1	110.3	57.5
Less deferred compensation plan assets	(35.8)	(40.3)	(36.7)
Less cash collected for Section 31 fees	—	(110.8)	(30.5)
Adjusted cash (1)	$2,216.8	$879.5	$533.5
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
Debt
The following summarizes our debt obligations as of December 31, 2025, 2024, and 2023 (in millions):

	As of December 31,
	2025	2024	2023
3.650% Senior Notes	$650.0	$650.0	$650.0
1.625% Senior Notes	500.0	500.0	500.0
3.000% Senior Notes	300.0	300.0	300.0
Revolving Credit Agreement	—	—	—
Cboe Clear Europe Credit Facility	—	—	—
Less unamortized discount and debt issuance costs	(7.1)	(9.0)	(10.8)
Total debt	$1,442.9	$1,441.0	$1,439.2
At December 31, 2025, we were in compliance with the covenants of our debt agreements.
In addition to the debt outstanding, as of December 31, 2025, we had an additional $400 million available through our revolving credit facility, with the ability to borrow another $200 million by increasing the commitments under the facility, subject to the agreement of the applicable lenders. Together with adjusted cash, we had approximately $2.6 billion available to fund our operations, capital expenditures, potential acquisitions, debt repayments, and any dividends, net of minimum regulatory capital requirements of $189.5 million, which are subject to potential applicable regulatory restrictions and approvals and potential associated tax costs.
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
Share Repurchase Program
In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $2.3 billion as of December 31, 2025. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. Shares repurchased are recorded as treasury stock and ultimately retired, or they are available for redistribution.
Under the program, for the year ended December 31, 2025, the Company repurchased 305,317 shares of common stock at an average cost per share of $213.74, totaling $65.3 million. Since inception of the program through December 31, 2025, the Company has repurchased 21,063,700 shares of common stock at an average cost per share of $80.02, totaling $1.7 billion. The Company retired 442,315 and 1,332,430 shares of treasury stock in the years ended December 31, 2025 and 2024, respectively. As a result of these repurchases, certain direct costs and excise taxes are incurred but do not impact our cost per share or availability. See Note 2 ("Summary of Significant Accounting Policies") for more information.
As of December 31, 2025, the Company had $614.5 million of availability remaining under its existing share repurchase authorizations.
Leases and Obligations
The Company currently leases all of its office space, data centers, and its remote network operations center, with lease terms remaining from 3 months to 116 months as of December 31, 2025.
Total rent expense related to current and former lease obligations for the years ended December 31, 2025, 2024, and 2023 totaled $37.9 million, $37.1 million, and $34.5 million, respectively. In addition to our lease obligations, we have contractual obligations related to certain operating leases, data and telecommunications agreements, and our long-term debt outstanding.
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
We have excluded from the contractual obligations listed below $1,618.2 million in margin deposits, clearing funds, and interoperability funds related to Cboe Clear Europe and Cboe Clear U.S. Clearing members of Cboe Clear Europe are required to make deposits to a clearing fund. The cash deposits made by clearing members are recorded in the consolidated balance sheets as current assets with equal and offsetting current liabilities. See Note 14 ("Clearing Operations") to the consolidated financial statements for additional information on Cboe Clear Europe and Cboe Clear U.S. and the margin deposits, clearing funds, and interoperability funds.
Future minimum payments under these leases and agreements were as follows as of December 31, 2025:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	More than 1 year
Operating leases	$167.7	$31.6	$136.1
Purchase obligations	1,118.1	124.8	993.3
Principal payments of debt	1,450.0	—	1,450.0
Interest payments on debt	479.9	40.9	439.0
Total	$3,215.7	$197.3	$3,018.4
Commercial Commitments and Contractual Obligations
As of December 31, 2025, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our long-term debt outstanding, contingent considerations, software development activities and other obligations. See Note 23 ("Commitments, Contingencies, and Guarantees") to the consolidated financial statements for a discussion of commitments and contingencies, Note 12 ("Debt") for a discussion of the outstanding debt, Note 14 ("Clearing Operations") for information on Cboe Clear Europe's and Cboe Clear U.S.’s clearinghouse exposure guarantees, and Note 24 ("Leases") for a discussion of operating leases and equipment leases.
Guarantees
We use Wedbush and Morgan Stanley to clear our routed equities transactions for the Cboe U.S. equity exchanges. Wedbush and Morgan Stanley guarantee the trade until the trade has been submitted to and validated by the National Securities Clearing Corporation ("NSCC"), after which time NSCC provides a guarantee until the trade settles. Thus, Cboe Trading is potentially exposed to credit risk to the counterparty from an equity trade routed to another market center until the trade has been processed and validated by the NSCC on the trade date. The BIDS Trading ATS platform delivers matched trades to BofA Securities, Inc. (“BOA”), which delivers the matched trades to the NSCC. BOA guarantees the trade until one day after the trade date, after which time the NSCC provides a guarantee until the trade settles. In the case of failure to perform on the part of Wedbush or Morgan Stanley on routed transactions for the Cboe U.S. equity exchanges, we provide the guarantee to the counterparty to the trade. In the case of failure to perform on the part of BOA on transactions for the BIDS Trading ATS platform, BIDS has obligations to the counterparties to satisfy the trades.

OCC acts as a central counterparty on all transactions in listed equity options in our Options segment, and as such, guarantees clearance and settlement of all of our options transactions. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the consolidated financial statements for these guarantees. Similarly, with respect to trades in U.S. listed equity options occurring on Cboe Options, C2, BZX, and EDGX, and to trades in CFE futures products cleared by OCC, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on these exchanges and, as such, guarantees clearance and settlement of these matched options and futures trades. With respect to U.S. government securities transactions executed on Cboe Fixed Income, we use ABN and/or Mirae to deliver matched trades to the FICC GSD. FICC GSD acts as a central counterparty on all transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all of those matched trades.
With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on Cboe Canada and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. With respect to trades in options and futures occurring on CEDX, we deliver matched trades of our customers to Cboe Clear Europe, which acts as a central counterparty on all transactions occurring on CEDX and, as such, guarantees clearance and settlement of all of those matched options and futures trades. Cboe Clear Europe, with respect to SFT services, utilizes The Bank of New York Mellon Corporation and J.P. Morgan as Tri-Party Collateral Agents for non-cash collateral, central, and correspondent banks for the exchange of cash collateral, while Pirum serves as the transmitter of transactions and post-trade lifecycle events on behalf of our mutual clients. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we formerly delivered matched trades of our customers to the Japanese Securities Clearing Corporation, which acted as a central counterparty on all transactions that occurred on Cboe Japan and, as such, guaranteed clearance and settlement on all of our matched trades in Japan.
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
CRITICAL ACCOUNTING ESTIMATES
The preparation of consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of the amounts of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. The Company bases its estimates on historical experience, observation of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources forms the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources.
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
Goodwill and Other Intangible Assets
Description
Our acquisitions of Bats, Silexx Financial Systems, LLC (“Silexx”), Livevol, Inc. (“LiveVol”), Hanweck, FT Options, Trade Alert, BIDS Holdings, Cboe Asia Pacific, Cboe Digital, and Cboe Canada resulted in the recording of goodwill and other intangible assets, while our acquisition of Cboe Clear Europe, resulted in a bargain purchase gain and other intangible assets. In accordance with FASB Accounting Standards Codification (“ASC”) 350 – Intangibles – Goodwill and Other, we test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances signal indicators of impairment are present.
Judgments and Uncertainties
The estimated fair values of our reporting units are based on the market approach and the income approach (using discounted estimated future cash flows). The estimated fair values of the indefinite-lived intangibles used the income approach. The discounted estimated future cash flow analysis requires judgments about the discount rate, forecasted revenue growth rate, and operating expenses, that are inherent in these fair value estimates over the estimated remaining operating period. Additionally, the analysis contains uncertainty surrounding future events. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill, indefinite-lived, and long-lived intangible assets.
Effect if Actual Results Differ from Assumptions
If updated estimates indicate that the fair value of goodwill or any indefinite-lived intangibles is less than the carrying value of the asset, an impairment charge is expected to be recorded in the consolidated statements of income in the period of the change in estimate, which could result in a material change to the consolidated financial statements. Due to the results of our impairment analyses completed in 2025, in which all reporting units estimated fair value exceeded their carrying value, we do not consider our goodwill, indefinite-lived, or long-lived intangible assets to have a significant risk of impairment, except as noted below.
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
On July 23, 2025, the Company announced its decision to wind down Cboe’s Japanese equities business, including the operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform. The Company suspended operations for these businesses on August 29, 2025 and expects to formally close the businesses, subject to consultation with regulators. As a result, the Company recorded an additional impairment charge of $1.8 million related to intangible assets in the Europe and Asia Pacific reporting unit for the year ended December 31, 2025.
In the fourth quarter of 2025, the Company recorded a $17.7 million impairment charge related to Cboe Canada's intangible assets in the North American Equities reporting unit.
Income Taxes
Description
The Company’s consolidated global income tax provision, deferred tax assets and liabilities, valuation allowances, and liabilities for unrecognized tax benefits are determined through the interpretation of tax laws and assumptions of future events to calculate an expectation of future tax consequences.
Judgments and Uncertainties
On an ongoing basis, the Company evaluates its tax estimates and judgments. This evaluation is based on factors including historical experience, such as the conclusions of examinations by tax authorities, communications with tax authorities, changes in tax laws or rates, new examination activity, and results of any related legal processes. We use judgment in the evaluation of uncertain tax positions and the estimation of unrecognized tax benefits when determining the largest amount greater than 50% likely to be realized upon ultimate settlement with the taxing authority, assessing the likelihood of the benefit being realized upon settlement, and calculating the expected ultimate settlement amount.
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
For the year ended December 31, 2025, our exposure to foreign-denominated revenues less cost of revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Year Ended December 31, 2025
	Euros (1)	British Pounds (1)	Canadian Dollars (1)
Foreign denominated % of:
Revenues less cost of revenues	6.6%	3.1%	1.4%
Operating expenses	8.4%	9.6%	4.8%
Impact of 10% adverse currency fluctuation on:
Revenues less cost of revenues	$16.0	$7.6	$3.3
Operating expenses	8.1	9.3	4.6
____________________________________________________________________
(1)An average foreign exchange rate to the U.S. dollar for the period was used. See Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the table summarizing the changes in certain operational and financial metrics for more information.
Equity Risk
Our investment in European, Canadian, and Asia Pacific operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European businesses are denominated in British pounds or Euros. The assets and liabilities of our Canadian businesses are denominated in Canadian dollars. The assets and liabilities of our Asia Pacific businesses are denominated in Australian dollars, Japanese yen, Singapore dollars, Philippine pesos, or Hong Kong dollars. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive loss, net within stockholders' equity on our consolidated balance sheets.
Our primary exposure to this equity risk as of December 31, 2025 is presented by foreign currency in the following table (in millions):

	Euros (1)	British Pounds (1)	Canadian Dollars (1)
Net equity investment, by foreign currency	$222.5	$596.3	$214.7
Impact on consolidated equity of a 10% adverse currency fluctuation	22.2	59.6	21.5
____________________________________________________________________
(1)Converted to U.S. dollars using the foreign exchange rate of Euros per U.S. dollar, British pounds per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of December 31, 2025.
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
We do not have counterparty credit risk with respect to trades matched on our exchanges in the U.S., Canada, and Europe. With respect to listed equities, we deliver matched trades of our customers to the NSCC without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all equity transactions occurring on BZX, BYX, EDGX and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options and futures, we deliver touched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, and EDGX, and on transactions in CFE futures products cleared by OCC and, as such, guarantees clearance and settlement of those matched options and futures trades. Additionally, for CFE futures products cleared by Cboe Clear U.S., we deliver matched trades of our customers to Cboe Clear U.S., which acts as a central counterparty to these transactions. With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on Cboe Canada and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. The BIDS Trading ATS platform delivers matched trades to BOA, which delivers the matched trades to the NSCC. BOA guarantees the trade until the trade has been submitted to and validated by the NSCC, after which time NSCC provides a guarantee until the trade settles. Thus, BIDS Trading is potentially exposed to credit risk from the counterparty to an equity trade routed to another market center until the trade has been processed and validated by the NSCC on the trade date. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we formerly delivered matched trades of our customers to the Japanese Securities Clearing Corporation, which acted as a central counterparty on all transactions formerly occurring on Cboe Japan and, as such, guaranteed clearance and settlement on all of our matched trades in Japan.
With respect to orders Cboe Trading routes to other markets for execution on behalf of our Exchanges, Cboe Trading is exposed to some counterparty credit risk in the case of failure to perform on the part of our routing and clearing firms that are involved in processing equities and options transactions on our behalf: Wedbush, Morgan Stanley, Goldman Sachs, Wolverine, and BOA, as well as failure on the part of such brokers to pass back any transactional rebates. Morgan Stanley and Wedbush guarantee trades until the trade has been submitted to and validated by NSCC, after which time NSCC provides a guarantee until the trade settles (T+1). Thus, Cboe Trading is potentially exposed to credit risk from the counterparty to a trade routed to another market center until the trade has been processed and validated by the NSCC in the event that Morgan Stanley or Wedbush fails to perform. The BIDS Trading ATS platform is potentially exposed to counterparty credit risk on equities trades between the trade date and one day after the trade date in the event that BOA fails. With respect to U.S. government securities transactions, we use ABN and/or Mirae to deliver matched trades to FICC GSD without taking on counterparty risk for those trades. FICC GSD acts as a central counterparty on all U.S. government securities transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all of those matched trades. We believe that any potential requirement for us to make payments under these guarantees is remote and, accordingly, have not recorded any liability in the consolidated financial statements for these guarantees.
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
The Company is exposed to further credit and investment risk through our clearing operations. Cboe Clear Europe holds material amounts of clearing member collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as liquidity and market risks. Cboe Clear U.S. holds amounts of clearing member collateral in the form of cash. The following is a summary of the risks associated with these deposits and how these risks are mitigated:
•Credit Risk – The credit risk is predominantly in the event a clearing member fails to meet a financial or contractual obligation and relates to custodians and settlement banks. Cboe Clear Europe attempts to mitigate this risk through minimum participant requirements for existing clearing members and SFT's special clearing members and monitoring their financial health. To cover potential loss to Cboe Clear Europe in the event of a clearing member default, collateral is required from clearing members. Besides potential defaults of clearing members, the main credit risk faced by the clearinghouse is exposure to clearing members when a trade fails to settle. To help mitigate this risk, a fail fee is charged to discourage late settlements. This fee covers Cboe Clear Europe’s costs but also acts as a deterrent as required by applicable settlement efficiency regulation. Cboe Clear U.S. sets minimum financial requirements on settlement banks and any clearing member that may expose the clearinghouse to credit risk. The financial strength of settlement banks and such clearing members is monitored routinely. Furthermore, Cboe Clear U.S. requires clearing members to post full or margined collateral, depending on the product eligible for clearing, and their trading activities are subject to pre-trade checks on CFE. As of December 31, 2025, Cboe Clear U.S. only clears margined products. As of December 31, 2025, Cboe Clear U.S. does not expect a material loss concerning credit risk on any clearing member or settlement bank.
•Liquidity Risk – Liquidity risk is the risk Cboe Clear Europe may not be able to meet its payment obligations in the right currency, in the right place and at the right time. To help mitigate this risk, Cboe Clear Europe monitors its liquidity requirements closely and maintains funds and assets in a manner which attempts to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, holding funds with a central bank where possible or making only short-term investments serves to help reduce liquidity risks. Liquidity is mainly required for securities settlement. The payment and settlement obligations generally stem from the function of Cboe Clear Europe as a cash equity clearinghouse: shares are bought and sold by clearing members on a trading platform or OTC, and netted to settle two days later. During the settlement the actual payment for and delivery of the shares take place; this process requires intraday liquidity. If counterparties, which receive shares against payment, are unable to settle, an overnight liquidity need arises. The overnight liquidity is typically very short term, and is usually limited to a few days. Cboe Clear U.S. monitors its liquidity requirements closely and maintains funds and assets in a manner which attempts to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, only allowing highly liquid USD denominated assets to be posted as collateral, or other highly liquid USD denominated assets as the clearinghouse may approve. Cboe Clear U.S. may not be able to meet its payment obligations in a timely manner in the event of delay in payment or default by a clearing member.
Cboe Clear Europe entered into a €1.2 billion committed syndicated multicurrency revolving and swingline credit facility that is available to be drawn by Cboe Clear Europe towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through Cboe Clear Europe’s clearing system and (b) financing any other liability or liquidity requirement of Cboe Clear Europe incurred in the operation of its clearing system, however we can give no assurance that this facility will be sufficient to meet all such obligations or sufficiently mitigate Cboe Clear Europe’s liquidity risk to meet its payment obligations when due.
•Market Risk – Cboe Clear Europe is also exposed to market risk in the event that a clearing member defaults and the market prices of the securities in its open positions have moved adversely so the clearinghouse can only close out the participant’s obligations at a loss. To help mitigate market risk, Cboe Clear Europe collects collateral on an end of day and intraday basis from clearing members to cover for the probable loss during normal market conditions, together with contributions to the clearing fund to cover losses if a default occurred during extreme but plausible market conditions. Adverse movements in exchange rates affecting the value of obligations and collateral are factored into the calculation of the amount of collateral to be collected. Cboe Clear U.S. is also exposed to market risk in the event that a clearing member defaults and the market prices of its open positions have moved adversely so the clearinghouse can only close out the member's obligations at a loss or the clearing member has already realized trading losses in excess of the collateral at the time of default or the combination of the two. Cboe Clear U.S. collects collateral on an end of day and intraday basis from clearing members that are clearing margin eligible futures contracts. Cboe Clear U.S. only allows collateral in USD at this time. Cboe Clear U.S. maintains pre-funded resources to cover probable losses during normal market conditions due to default of clearing members.
•Investment Risk – Cboe Clear Europe, as of December 31, 2025, held $1,617.0 million of clearing member margin deposits, clearing funds, and interoperability funds which are held or invested primarily to provide security of capital while minimizing credit, market, and liquidity risks. In the event that a sovereign government or reverse repurchase agreement counterparty defaults, the value we hold as collateral might not be sufficient to cover our capital requirements in the event of defaults. While Cboe Clear Europe seeks to achieve a reasonable rate of return which may generate interest income for clearing members, Cboe Clear Europe is primarily concerned with preservation of capital and managing the risks associated with these deposits. As Cboe Clear Europe passes on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. While Cboe Clear Europe has policies and procedures that strive to help ensure that clearing member collateral is protected, Cboe Clear Europe cannot absolutely assure that these measures and safeguards will be sufficient to protect margin deposits, clearing funds, and interoperability funds from a default or that we will not be materially and adversely affected in the event of a significant default.
On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations. Any such effects to date have been minimal.

Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of December 31, 2025 and 2024, our cash and cash equivalents and financial investments were $2,252.6 million and $1,030.6 million, respectively, of which $424.4 million and $301.3 million is held outside of the United States in various foreign subsidiaries in 2025 and 2024, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.
As of December 31, 2025, we had $1,442.9 million in outstanding debt, all of which relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed-rate obligations. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the Cboe Clear Europe Credit Facility, as these facilities bear interest at fluctuating rates. As of December 31, 2025, there were no outstanding borrowings under our Revolving Credit Agreement or Cboe Clear Europe Credit Facility, respectively. See Note 12 ("Debt") to the consolidated financial statements for a discussion of debt agreements.
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

Item 8.      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Cboe Global Markets, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cboe Global Markets, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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

•inspecting settlements and communication with applicable taxing authorities.
/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Kansas City, Missouri
February 20, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Cboe Global Markets, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Cboe Global Markets, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Kansas City, Missouri
February 20, 2026

Cboe Global Markets, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2025 and 2024
(In millions, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,216.5	$920.3
Financial investments	36.1	110.3
Accounts receivable, net of $6.8 allowance for credit losses at December 31, 2025 and $6.6 at December 31, 2024	391.4	444.6
Margin deposits, clearing funds, and interoperability funds	1,618.2	845.5
Income taxes receivable	67.9	73.8
Other current assets (includes restricted cash of $34.1 at December 31, 2025 and $— at December 31, 2024)	91.3	84.6
Total current assets	4,421.4	2,479.1

Investments	32.4	383.7
Property and equipment, net	133.1	118.0
Operating lease right of use assets	111.0	124.5
Goodwill	3,150.5	3,124.2
Intangible assets, net	1,297.2	1,376.9
Other assets, net	159.7	182.7
Total assets	$9,305.3	$7,789.1
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$686.9	$359.7
Section 31 fees payable	0.2	182.0
Deferred revenue	6.9	6.4
Margin deposits, clearing funds, and interoperability funds	1,618.2	845.5
Income taxes payable	50.1	1.6
Total current liabilities	2,362.3	1,395.2

Long-term debt	1,442.9	1,441.0
Non-current unrecognized tax benefits	15.8	305.0
Deferred income taxes	185.3	186.8
Non-current operating lease liabilities	120.9	138.4
Other non-current liabilities	39.8	43.1
Total liabilities	4,167.0	3,509.5
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 104,654,764 and 104,647,739 shares issued and outstanding, respectively at December 31, 2025 and 104,693,373 and 104,686,478 shares issued and outstanding, respectively at December 31, 2024	1.0	1.0
Common stock in treasury, at cost, 7,025 shares at December 31, 2025 and 6,895 shares at December 31, 2024	(1.5)	(1.4)
Additional paid-in capital	1,565.1	1,512.5
Retained earnings	3,543.6	2,815.9
Accumulated other comprehensive income (loss), net	30.1	(48.4)
Total stockholders’ equity	5,138.3	4,279.6
Total liabilities and stockholders' equity	$9,305.3	$7,789.1
See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2025, 2024, and 2023
(In millions, except per share data)

	2025	2024	2023
Revenues:
Cash and spot markets	$1,834.8	$1,670.0	$1,445.1
Data Vantage	635.5	576.6	539.2
Derivatives markets	2,243.9	1,847.9	1,789.2
Total revenues	4,714.2	4,094.5	3,773.5
Cost of revenues:
Liquidity payments	1,709.7	1,329.1	1,385.8
Routing and clearing	80.4	68.3	79.1
Regulatory fees cost of revenues	238.7	391.4	185.7
Royalty fees and other cost of revenues	256.3	233.3	204.9
Total cost of revenues	2,285.1	2,022.1	1,855.5
Revenues less cost of revenues	2,429.1	2,072.4	1,918.0
Operating expenses:
Compensation and benefits	500.8	462.4	425.8
Depreciation and amortization	122.4	133.0	158.0
Technology support services	107.6	102.8	99.7
Professional fees and outside services	91.5	94.8	92.0
Travel and promotional expenses	42.1	45.8	37.6
Facilities costs	26.2	24.6	25.7
Acquisition-related costs	0.3	1.3	7.4
Impairment of assets	46.7	81.0	—
Other expenses	24.4	28.3	13.9
Total operating expenses	962.0	974.0	860.1
Operating income	1,467.1	1,098.4	1,057.9
Non-operating (expenses) income:
Interest expense	(52.3)	(51.5)	(62.4)
Interest income	49.4	27.3	12.0
Earnings on investments, net	92.8	29.0	39.5
Other income (expense), net	9.6	(19.4)	0.6
Income before income tax provision	1,566.6	1,083.8	1,047.6
Income tax provision	466.6	318.9	286.2
Net income	1,100.0	764.9	761.4
Net income allocated to participating securities	(5.2)	(3.9)	(3.9)
Net income allocated to common stockholders	$1,094.8	$761.0	$757.5
Basic earnings per share	$10.46	$7.24	$7.16
Diluted earnings per share	$10.42	$7.21	$7.13

Basic weighted average shares outstanding	104.7	105.1	105.8
Diluted weighted average shares outstanding	105.1	105.5	106.2
See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2025, 2024, and 2023
(In millions)

	2025	2024	2023
Net income	$1,100.0	$764.9	$761.4
Other comprehensive income (loss):
Foreign currency translation adjustments	78.3	(43.0)	24.6
Unrealized holding gains (losses) on financial investments	—	5.0	(2.8)
Post-retirement benefit obligations, net of income tax	0.2	0.3	(0.2)
Realized gains on available-for-sale financial investments	—	(1.3)	—
Comprehensive income	1,178.5	725.9	783.0
Net income allocated to participating securities	(5.2)	(3.9)	(3.9)
Comprehensive income allocated to common stockholders, net of income tax	$1,173.3	$722.0	$779.1
See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2025, 2024, and 2023
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
Balance at December 31, 2022	$—	$1.1	$(131.0)	$1,455.1	$2,171.1	$(31.0)	$3,465.3
Cash dividends on common stock of $2.10 per share	—	—	—	—	(223.5)	—	(223.5)
Stock-based compensation	—	—	—	41.3	—	—	41.3
Repurchases of common stock from employee stock plans	—	—	(13.9)	—	—	—	(13.9)
Purchase of common stock	—	—	(83.9)	—	—	—	(83.9)
Retirement of treasury stock	—	—	218.3	(34.5)	(183.8)	—	—
Shares issued under employee stock purchase plan	—	—	—	16.7	—	—	16.7
Net income	—	—	—	—	761.4	—	761.4
Other comprehensive income	—	—	—	—	—	21.6	21.6
Balance at December 31, 2023	$—	$1.1	$(10.5)	$1,478.6	$2,525.2	$(9.4)	$3,985.0
Cash dividends on common stock of $2.36 per share	—	—	—	—	(249.4)	—	(249.4)
Stock-based compensation	—	—	—	41.8	—	—	41.8
Repurchases of common stock from employee stock plans	—	—	(29.5)	—	—	—	(29.5)
Purchase of common stock	—	—	(205.6)	—	—	—	(205.6)
Retirement of treasury stock	—	(0.1)	244.2	(19.3)	(224.8)	—	—
Shares issued under employee stock purchase plan	—	—	—	11.4	—	—	11.4
Net income	—	—	—	—	764.9	—	764.9
Other comprehensive loss	—	—	—	—	—	(39.0)	(39.0)
Balance at December 31, 2024	$—	$1.0	$(1.4)	$1,512.5	$2,815.9	$(48.4)	$4,279.6
Cash dividends on common stock of $2.70 per share	—	—	—	—	(284.3)	—	(284.3)
Stock-based compensation	—	—	—	50.0	0.4	—	50.4
Repurchases of common stock from employee stock plans	—	—	(29.8)	—	—	—	(29.8)
Purchase of common stock	—	—	(65.3)	—	—	—	(65.3)
Retirement of treasury stock	—	—	95.0	(6.6)	(88.4)	—	—
Shares issued under employee stock purchase plan	—	—	—	9.2	—	—	9.2
Net income	—	—	—	—	1,100.0	—	1,100.0
Other comprehensive income	—	—	—	—	—	78.5	78.5
Balance at December 31, 2025	$—	$1.0	$(1.5)	$1,565.1	$3,543.6	$30.1	$5,138.3
See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024, and 2023
(In millions)

	2025	2024	2023
Cash flows from operating activities:
Net income	$1,100.0	$764.9	$761.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122.4	133.0	158.0
Impairment of assets	46.7	81.0	—
Stock-based compensation expense	50.4	41.8	41.3
(Gain) impairment of minority investments	(5.1)	31.6	1.8
Change in contingent consideration	—	2.0	(14.4)
Equity earnings on investments	(84.2)	(26.5)	(36.9)
Benefit for deferred income taxes	(8.4)	(23.6)	(15.2)
Other loss (gain) adjustments, net	2.2	(0.7)	4.0
Changes in assets and liabilities:
Accounts receivable	79.4	(124.3)	39.4
Restricted cash and cash equivalents and customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	528.5	76.0	282.6
Income taxes receivable	6.1	0.5	(26.3)
Other current assets	17.1	(26.0)	(17.4)
Other assets	24.8	17.3	(26.7)
Accounts payable and accrued liabilities	6.5	(36.4)	(19.1)
Section 31 fees payable	(181.8)	130.1	(95.2)
Deferred revenue	0.5	0.5	(5.8)
Income taxes payable	48.5	0.8	(2.8)
Unrecognized tax benefits	—	61.2	47.7
Other liabilities	(1.0)	(2.6)	(0.8)
Net cash flows provided by operating activities	1,752.6	1,100.6	1,075.6
Cash flows from investing activities:
Proceeds from investments	441.8	—	—
Contributions to investments	(2.5)	(40.2)	(57.1)
Purchases of available-for-sale financial investments	(174.8)	(115.6)	(89.8)
Proceeds from maturities of available-for-sale financial investments	248.1	67.9	135.7
Proceeds from sale of intangible assets	1.6	0.1	0.8
Proceeds from sale of property held for sale	—	3.3	—
Proceeds from sale of property and equipment	—	0.7	—
Proceeds from notes receivable	7.0	2.8	—
Proceeds from insurance	—	0.1	0.3
Purchases of property and equipment and leasehold improvements, net	(71.0)	(60.9)	(45.0)
Net cash flows provided by (used in) investing activities	450.2	(141.8)	(55.1)
Cash flows from financing activities:
Principal payments of current portion of long-term debt	—	—	(305.0)
Cash dividends on common stock	(284.3)	(249.4)	(223.5)
Repurchases of common stock from employee stock plans	(29.8)	(29.5)	(13.9)
Shares issued under employee stock purchase plan	9.2	8.6	(16.7)
Payments of contingent consideration related to acquisitions	—	(13.9)	(13.1)
Payments for Cboe Digital non-recourse notes and warrants wind down	—	(6.0)	—
Purchase of common stock, including commissions and excise taxes	(66.7)	(204.8)	(83.9)
Net cash flows used in financing activities	(371.6)	(495.0)	(656.1)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	271.8	(95.1)	52.8
Increase in cash, cash equivalents, and restricted cash and cash equivalents	2,103.0	368.7	417.2
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,765.8	1,397.1	979.9
End of period	$3,868.8	$1,765.8	$1,397.1
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$2,216.5	$915.3	$543.2
Restricted cash and cash equivalents (included in margin deposits, clearing funds, and interoperability funds)	1,617.0	841.4	834.8
Restricted cash and cash equivalents (included in cash and cash equivalents)	—	5.0	—
Restricted cash and cash equivalents (included in other current assets)	34.1	—	5.1
Customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)	1.2	4.1	14.0
Total	$3,868.8	$1,765.8	$1,397.1
Supplemental disclosure of cash transactions:
Cash paid for income taxes, net	$391.6	$362.4	$286.4
Cash paid for interest	91.7	100.1	56.7
Supplemental disclosure of noncash investing activities:
Intangible assets earned or acquired	$—	$1.2	$—
Note receivable from property held for sale	—	6.4	—
Supplemental disclosure of noncash financing activities:
Excise tax on purchases of common stock	$—	$1.3	$—
Cboe Digital investor member revenue asset	—	16.2	(3.2)
Cboe Digital non-recourse notes and warrants	—	(16.2)	3.2
See accompanying notes to consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2025 and 2024 and for the
Years Ended December 31, 2025, 2024, and 2023
1.  NATURE OF OPERATIONS
Cboe Global Markets, Inc., the world's leading derivatives and securities exchange network, delivers cutting-edge trading, clearing, and investment solutions to people around the world. Cboe provides trading solutions and products in multiple asset classes, including equities, derivatives, and FX, across North America, Europe, and Asia Pacific. Above all, the Company is committed to building a trusted, inclusive global marketplace that enables people to pursue a sustainable financial future.
Cboe’s subsidiaries include the largest options exchange and the third largest equities exchange operator in the U.S. In addition, the Company operates Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges), one of the largest equities exchanges by value traded in Europe, and owns Cboe Clear Europe, a leading pan-European equities and derivatives clearinghouse, BIDS Holdings, which owns a leading block-trading ATS by volume in the U.S., and provides block-trading services with Cboe market operators in Europe and Canada, Cboe Australia, an operator of a regulated stock exchange in Australia, Cboe Clear U.S., an operator of a regulated clearinghouse, and Cboe Canada, a recognized Canadian securities exchange. Cboe subsidiaries also serve collectively as a leading market globally for exchange-traded products (“ETPs”) listings and trading.
In 2025, following a comprehensive strategic review of its global business operations, Cboe initiated the wind down of its Japanese equities business, including the cessation of operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform, initiated a sales process for its Cboe Australia and Cboe Canada businesses, discontinued its U.S. and European Corporate Listings efforts, and reduced costs associated with its U.S. and European ETP Listings businesses, Cboe Europe Derivatives ("CEDX"), and several of Cboe’s smaller Risk and Market Analytics businesses. Subsequent to December 31, 2025, after further review of its global business operations, Cboe initiated the wind down of CEDX.
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
Segment Information
The Company previously operated six reportable business segments as of December 31, 2024. As of January 1, 2025, the Company operates five reportable business segments: Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX, which are further described below and are reflective of how the Company's Chief Operating Decision Maker ("CODM") reviews and operates the business. See Note 16 ("Segment Reporting") for more information.

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
(d)   Cash and Cash Equivalents
The Company’s cash and cash equivalents are exposed to concentrations of credit risk. The Company maintains cash at various regulated financial institutions and brokerage firms which, at times, may be in excess of the depository insurance limits. The Company’s management regularly monitors these institutions and believes that the potential for future loss is remote. The Company considers liquid investments, including certain short-term repurchase agreements and U.S. and UK Treasury securities, with original or acquired maturities of three months or less, and money market funds, to be cash equivalents.
(e)   Financial Investments
Financial investments are classified as trading or available-for-sale.
Trading financial investments represent financial investments held by Cboe Trading that retain the industry-specific accounting classification required for broker-dealers, and marketable securities held in a rabbi trust for the Company’s non-qualified retirement and benefit plans. The investments held by the broker-dealer subsidiary are recorded at fair value with changes in unrealized gains and losses reflected within interest income or interest expense in the consolidated statements of income. The investments held in a trust are recorded at fair value with changes in unrealized gains or losses recorded within other income (expense), net and the equal and offsetting charges in the related liability are recorded in compensation and benefits expense in the consolidated statements of income as it relates to employee compensation plans and recorded in professional fees and outside services expense in the consolidated statements of income as it relates to non-employee director compensation plans.
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
Long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying values of the assets may not be recoverable. The Company bases this evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present that would indicate that the carrying value of any asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. In the event of impairment, the Company recognizes a loss for the difference between the carrying value and the estimated value of the asset as measured using quoted market prices or, in the absence of quoted market prices, a discounted cash flow analysis. Impairment charges concerning long-lived assets were made during the periods presented. See Note 9 ("Other Assets, Net") for additional information.
The Company expenses software development costs as incurred during the preliminary project stage, while capitalizing costs incurred during the application development stage, which includes design, coding, installation, and testing activities.
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
Impairment charges concerning intangible assets were made during the periods presented. See Note 10 ("Goodwill, Intangible Assets, Net and Digital Assets Held") for additional information.
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
(j)   Foreign Currency
The financial statements of foreign subsidiaries where the functional currency is not the U.S. dollar are translated into U.S. dollars using the exchange rate in effect as of each balance sheet date. Statements of income and cash flow amounts are translated using the average exchange rate during the period. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at the applicable exchange rates are included in accumulated other comprehensive loss, net in the accompanying consolidated balance sheets. Foreign currency gains and losses are recorded as other (expense) income, net in the consolidated statements of income. The Company’s operations in the United Kingdom, the Netherlands, Canada, Australia, Japan, Singapore, the Philippines, and Hong Kong are recorded in Pounds sterling, Euros, Canadian dollars, Australian dollars, Japanese yen, Singapore dollars, Philippine pesos, and Hong Kong dollars, respectively.
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

The Company has elected to account for net controlled foreign corporation tested income ("NCTI"), formerly global intangible low-taxed income ("GILTI"), in the period in which it is incurred, and therefore has not provided any deferred tax impacts of NCTI in the consolidated financial statements.
(l)   Revenue Recognition
For further discussion related to revenue recognition of fees, such as transaction and clearing fees and liquidity payments, access and capacity fees, market data fees, and regulatory transaction and Section 31 fees, see Note 4 ("Revenue Recognition").
Concentrations of Revenue
For each of the years ended December 31, 2025, 2024, and 2023, one customer accounted for approximately 10% of the Company’s total revenue. The revenues associated with this customer are included in the Options, North American Equities, Europe and Asia Pacific, Global FX and Futures segments and totaled $480.0 million, $403.1 million, and $389.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
No customer is contractually or otherwise obligated to continue to use the Company’s services. The loss of, or a significant reduction of, participation by these customers may have a material adverse effect on the Company’s business, financial position, results of operations, and cash flows. The three largest clearing members clear approximately 71% of the market-maker sides of transactions at all of the Company’s U.S. options exchanges. If any of these clearing members were to withdraw from the business of market-maker clearing and market-makers were unable to transfer to another clearing member, this could create significant disruption to the U.S. options markets, including Cboe’s.
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
(n)   Stock-Based Compensation
The Company grants stock-based compensation to its employees and directors through restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). The Company records stock-based compensation expense for all stock-based compensation granted based on the grant-date fair value. The Company recognizes stock-based compensation expense related to stock-based compensation awards with graded vesting that have a service condition on a straight-line basis over the requisite service period of the entire award.
For RSUs, the amount of stock-based compensation expense is based on the fair value of Cboe Global Markets, Inc. common stock at the date of grant. The fair value is based on a current market-based transaction of the Company’s common stock. For PSUs, the Company uses a Monte Carlo valuation model to estimate the fair value of awards tied to total shareholder return applying a grant-date fair value approach, contingent on the achievement of performance conditions. See Note 19 ("Stock-Based Compensation") for additional information.
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
In general, the equity method of accounting is used when the Company owns 20% to 50% of the outstanding voting stock of a company and when it is able to exercise significant influence over the operating and financial policies of a company. For equity method investments, the Company records the pro rata share of earnings or losses each period and records any dividends received as a reduction in the investment balance. The equity method investment is inclusive of other-than-temporary declines in value, recognized by the investee, who considers a variety of factors such as the earnings capacity of the investment and the fair value of the investment compared to its carrying value. If the estimated fair value of the investment is less than the carrying value and the decline in value is considered to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.
The Company’s investment in 7Ridge Investments 3 LP ("7Ridge Fund") represents a nonconsolidated variable interest entity (“VIE”) and is accounted for under the equity method of accounting. The Company has determined that consolidation of the VIE is not required as the Company is not the primary beneficiary of the 7Ridge Fund, as it does not have controlling financial interest and lacks the ability to unilaterally remove the general partner, 7Ridge Investments 3 GP Limited, direct material strategic decisions, or dissolve the entity (i.e. the Company does not have unilateral substantive “kick-out” or “liquidation” rights). See Note 6 ("Investments") for additional information.
(r)   Leases
The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in operating lease right of use (“ROU”) assets, accrued liabilities, and non-current operating lease liabilities on the balance sheet as of December 31, 2025. The Company does not have any finance leases as of December 31, 2025.
ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the lease liabilities, as the rate implicit in the Company’s leases is generally not reasonably determinable. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.
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
(s)   Margin Deposits, Clearing Funds, and Interoperability Funds
Margin deposits, clearing funds, and interoperability funds in the form of cash contributions by Cboe Clear Europe’s clearing members where title has transferred to Cboe Clear Europe are included as current assets with equal and offsetting current liabilities in the consolidated balance sheets. Changes in margin deposits, clearing funds, and interoperability funds, are presented net in the “restricted cash and cash equivalents and customer bank deposits (included in margin deposits, clearing funds, and interoperability funds)” line in the operating section of the consolidated statement of cash flows. Similarly, cash flows associated with related investment agreements as well as interest income earned on such investments will be classified as cash flows from operating activities in the consolidated statement of cash flows. Both activities are part of Cboe Clear Europe’s principal operating activities and are presented within the operating section of the consolidated statement of cash flows.
When investments are made in accordance with its investment policy, Cboe Clear Europe receives the amount of investment earnings and pays clearing members those earnings minus a set basis point cost of collateral. Related interest income and interest expense are presented gross in the consolidated statement of income in other revenue and other cost of revenue, respectively, as it relates to a core operating activity of Cboe Clear Europe.

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
Restricted cash within other current assets represents cash not available for general corporate purposes and either i) outside of the sole control of the Company or ii) legally restricted as to its use and is included in other current assets in the consolidated balance sheets. See Note 14 ("Clearing Operations") for more information.
(t)   Digital Assets Held
The Company determined that digital assets held should be accounted for under ASC 350 – Intangibles – Goodwill and Other, and included on the consolidated balance sheets within intangibles, net. As there is no inherent limit imposed on the useful life of the digital assets, they are classified as indefinite-lived intangible assets and are not subject to amortization. Instead, they are tested for impairment annually or more frequently if events or circumstances change that indicate it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). The Company will not record any increases in value during the period the digital assets are held; the only gains that are recorded are upon disposition (if the proceeds exceed the carrying value at the time of the disposition).
3.  RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements – Adopted
On January 23, 2025, the SEC issued Staff Accounting Bulletin 122 (“SAB 122”), which rescinds the interpretive guidance included in the Staff Accounting Bulletin 121 (“SAB 121”). SAB 121, issued March 31, 2022, provided interpretive guidance from the SEC regarding the accounting for obligations to safeguard digital assets that an entity holds on behalf of customers. For public entities, SAB 122 is effective on a fully retrospective basis in annual periods beginning after December 15, 2024. Additionally, SAB 122 was codified by the FASB in March 2025, under Accounting Standards Update ("ASU") 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The Company adopted the guidance for the consolidated financial statements issued for the year ended December 31, 2025 and, therefore, no longer discloses safeguarded digital assets within Note 8 (“Goodwill, Intangible Assets, Net, and Digital Assets Held”), Note 13 (“Fair Value Measurement”), and the consolidated balance sheets. The adoption had no material impact on the previously reported condensed consolidated financial statements as the Company liquidated all digital assets held on behalf of customers in the third quarter of 2024.
In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This ASU addresses the accounting and disclosure requirements for certain crypto assets and requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in earnings in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. For public entities, the update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2024. The Company adopted the update for the consolidated financial statements issued for the year ended December 31, 2025, and it does not have a material impact on the consolidated financial statements as the Company does not hold a material amount of crypto assets at December 31, 2025.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public entities, the update is effective for fiscal years beginning after December 15, 2024. The Company adopted the update for the consolidated financial statements issued for the year ending December 31, 2025. The Company elected to apply the standard retrospectively to enhance comparability across periods. The required disclosures, as applicable, are included in Note 21 ("Income Taxes"), and reflect the extent of the impact of the adoption of ASU 2023-09 on the consolidated financial statement disclosures.
Recent Accounting Pronouncements – Issued, not yet Adopted
In September 2025, the FASB issued ASU 2025-06 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 eliminates the traditional stages for internal use software (preliminary, development, post-implementation) used to determine when to capitalize costs. Instead, capitalization begins when both management has authorized and committed funding for the project and it is probable the project will be completed and the software will be used as intended. The amendments will be effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company expects to adopt the update for the annual financial statements issued for the year ending December 31, 2027, and is currently reviewing the impact that the adoption of ASU 2025-06 may have on the consolidated financial statement disclosures.

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
There were no other recent applicable material accounting pronouncements that have been issued, but not yet adopted as of December 31, 2025.
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
•Regulatory fees – There are two types of regulatory fees that the Company recognizes. The first type represents fees collected by the Company to cover the Section 31 fees charged to the Exchanges by the SEC for meeting the point-in-time performance obligation of executing a trade on its markets. The fees charged to customers are based on the fee set by the SEC per notional value of U.S. Equities exchange transactions and per round turn of Options transactions executed on the Company’s U.S. securities markets. These fees are calculated and billed monthly and are recognized in the North American Equities and Options segments. As the Exchanges are responsible for the ultimate payment to the SEC, the Exchanges are considered the principal in these transactions. Regulatory fees also include the options regulatory fee (“ORF”), which supports the Company’s regulatory oversight function in the Options segment, along with other miscellaneous regulatory fees, and neither can be used for non-regulatory purposes. The ORF and miscellaneous fees are recognized when the performance obligation is fulfilled.
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

All revenue recognized in the consolidated statements of income is considered to be revenue from contracts with customers, with the exception of interest income from clearing operations. The following table depicts the disaggregated revenue contract types listed above within each respective financial statement caption in the consolidated statements of income (in millions):

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Year Ended December 31, 2025
Transaction and clearing fees	$1,483.1	$—	$2,114.5	$3,597.6
Access and capacity fees	—	408.7	—	408.7
Market data fees	66.2	223.9	36.5	326.6
Regulatory fees	196.0	—	89.4	285.4
Other revenue	89.5	2.9	3.5	95.9
	$1,834.8	$635.5	$2,243.9	$4,714.2

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Year Ended December 31, 2024
Transaction and clearing fees	$1,196.3	$—	$1,708.3	$2,904.6
Access and capacity fees	—	369.8	—	369.8
Market data fees	60.4	203.9	30.5	294.8
Regulatory fees	320.2	—	106.1	426.3
Other revenue	93.1	2.9	3.0	99.0
	$1,670.0	$576.6	$1,847.9	$4,094.5

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Year Ended December 31, 2023
Transaction and clearing fees	$1,149.7	$—	$1,681.6	$2,831.3
Access and capacity fees	—	347.5	—	347.5
Market data fees	71.3	188.7	33.7	293.7
Regulatory fees	153.8	—	69.9	223.7
Other revenue	70.3	3.0	4.0	77.3
	$1,445.1	$539.2	$1,789.2	$3,773.5

The following table depicts the disaggregation of revenue according to segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (1)	Total
Year Ended December 31, 2025
Transaction and clearing fees	$2,011.5	$1,193.3	$209.9	$103.0	$79.9	$—	$3,597.6
Access and capacity fees	184.8	144.4	45.8	22.6	11.1	—	408.7
Market data fees	142.2	129.7	43.0	10.0	1.7	—	326.6
Regulatory fees	89.3	196.0	—	0.1	—	—	285.4
Other revenue	5.8	8.9	79.9	0.2	1.1	—	95.9
	$2,433.6	$1,672.3	$378.6	$135.9	$93.8	$—	$4,714.2
Timing of revenue recognition
Services transferred at a point in time	$2,106.6	$1,398.2	$289.8	$103.3	$81.0	$—	$3,978.9
Services transferred over time	327.0	274.1	88.8	32.6	12.8	—	735.3
	$2,433.6	$1,672.3	$378.6	$135.9	$93.8	$—	$4,714.2

Year Ended December 31, 2024
Transaction and clearing fees	$1,599.0	$970.5	$159.6	$109.2	$66.6	$(0.3)	$2,904.6
Access and capacity fees	168.4	127.7	40.3	22.4	11.0	—	369.8
Market data fees	123.8	120.8	39.4	9.3	1.5	—	294.8
Regulatory fees	105.9	320.2	—	0.2	—	—	426.3
Other revenue	5.5	7.6	84.9	—	0.8	0.2	99.0
	$2,002.6	$1,546.8	$324.2	$141.1	$79.9	$(0.1)	$4,094.5
Timing of revenue recognition
Services transferred at a point in time	$1,710.4	$1,298.3	$244.5	$109.4	$67.4	$(0.1)	$3,429.9
Services transferred over time	292.2	248.5	79.7	31.7	12.5	—	664.6
	$2,002.6	$1,546.8	$324.2	$141.1	$79.9	$(0.1)	$4,094.5

Year Ended December 31, 2023
Transaction and clearing fees	$1,583.7	$946.3	$145.6	$98.0	$62.2	$(4.5)	$2,831.3
Access and capacity fees	161.0	117.1	36.3	22.0	10.7	0.4	347.5
Market data fees	118.8	128.3	36.7	8.5	1.4	—	293.7
Regulatory fees	69.6	153.8	—	0.3	—	—	223.7
Other revenue	6.4	7.5	62.6	0.2	0.6	—	77.3
	$1,939.5	$1,353.0	$281.2	$129.0	$74.9	$(4.1)	$3,773.5
Timing of revenue recognition
Services transferred at a point in time	$1,659.7	$1,107.6	$208.2	$98.5	$62.8	$(4.5)	$3,132.3
Services transferred over time	279.8	245.4	73.0	30.5	12.1	0.4	641.2
	$1,939.5	$1,353.0	$281.2	$129.0	$74.9	$(4.1)	$3,773.5
________________________________________________________
(1)The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from 2024 and 2023 have been retained in the former Digital segment for comparative purposes. See Note 16 (“Segment Reporting”) for additional information.

Contract liabilities as of December 31, 2025 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at December 31, 2024	Cash Additions	Revenue Recognized	Balance at December 31, 2025
Liquidity provider sliding scale (1)	$2.4	$7.2	$(7.2)	$2.4
Other, net (2)	4.2	17.0	(16.7)	4.5
Total deferred revenue	$6.6	$24.2	$(23.9)	$6.9
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
5.  ACQUISITIONS
Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company expensed $0.3 million of acquisition-related costs during the year ended December 31, 2025, all of which related to compensation, professional fees, and other expenses. These acquisition-related expenses are included in acquisition-related costs in the consolidated statements of income.
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
6.  INVESTMENTS
As of December 31, 2025 and 2024, the Company's investments were comprised of the following (in millions):

	December 31, 2025	December 31, 2024
Equity method investments:
Investment in 7Ridge Investments 3 LP	$1.5	$321.3
Total equity method investments	1.5	321.3

Other equity investments:
Investment in Japannext Co., Ltd.	—	36.5
Investment in Eris Innovations Holdings, LLC	9.5	9.5
Investment in CSD BR	10.3	5.9
Investment in Talos Global, Inc.	5.0	4.4
Investment in Vest Group Inc.	2.9	2.9
Investment in OCC	0.3	0.3
Other equity investments	2.9	2.9
Total other equity investments	30.9	62.4

Total investments	$32.4	$383.7
Equity Method Investments
The Company’s investment in 7Ridge Investments 3 LP ("7Ridge Fund"), as a limited partner, represents a nonconsolidated variable interest entity (“VIE”). The Company has determined that consolidation of the VIE is not required as the Company is not the primary beneficiary of the 7Ridge Fund, as it does not have controlling financial interest and lacks the ability to unilaterally remove the general partner, 7Ridge Investments 3 GP Limited, direct material strategic decisions, or dissolve the entity (i.e., the Company does not have unilateral substantive “kick-out” or “liquidation” rights).

The Company’s interest in the 7Ridge Fund is equal to the carrying value of the investment as of December 31, 2025, or $1.5 million, inclusive of the Company’s share of 7Ridge Fund’s profit or loss. The carrying value of the investment is included in investments within the consolidated balance sheets. The Company’s maximum loss exposure, in the unlikely event that all of the VIE’s assets become worthless, is limited to the carrying value of the Company’s investment.
On July 30, 2025, Trading Technologies International Inc. ("Trading Technologies"), which was wholly-owned by the 7Ridge Fund, announced an investment transaction that would result in its sale to a third-party. The investment transaction closed in November 2025 and Cboe received $406.6 million in proceeds from its investment in the 7Ridge Fund, resulting in an $84.2 million gain recorded to earnings on investments, net on the consolidated statements of income for the year ended December 31, 2025. The remaining interest in the 7Ridge Fund is intended to cover closing proceedings and we expect a full liquidation from the fund in 2026.
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
In the fourth quarter of 2024, the Company invested $36.5 million in Japannext Co., Ltd. ("Japannext"), a Japanese PTS and alternative trading venue. On December 12, 2025, the Company sold its minority investment in Japannext for its original investment amount.
Additionally, in the fourth quarter of 2024, the Company recorded an impairment charge of $11.1 million on its minority investments in Eris Innovations Holdings, LLC and Coin Metrics, Inc., based on management's assessment of the fair value of the investments. The loss was recorded in other income (expense), net in the consolidated statements of income.
In the third quarter of 2025, the Company recorded a gain of $5.0 million related to the Company's investments in CSD BR and Talos Global, Inc. (following Talos Global's acquisition of Coin Metrics, Inc.). The gain was recorded based on management's assessment of the fair value of the investments due to observable transactions. The gain was recorded to earnings on investments, net on the consolidated statements of income.
7.  PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of December 31, 2025 and 2024 (in millions):

	December 31, 2025	December 31, 2024
Construction in progress	$1.6	$3.3
Furniture, equipment, and leasehold improvements	347.9	306.3
Total property and equipment	349.5	309.6
Less accumulated depreciation	(216.4)	(191.6)
Property and equipment, net	$133.1	$118.0
Depreciation expense using the straight-line method was $42.0 million, $34.0 million, and $33.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
On July 23, 2025, the Company announced its decision to wind down Cboe's Japanese equities business, including the operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform. The Company suspended operations for these businesses on August 29, 2025, and expects to formally close the businesses, subject to consultation with regulators. As a result, the Company recorded an impairment charge of $1.8 million related to fixed assets in the consolidated statements of income for the year ended December 31, 2025.
8.  CREDIT LOSSES
Current expected credit losses are estimated for accounts receivable and certain notes receivable.
Accounts receivable represent amounts due from the Company’s member firms. The allowance for accounts receivable credit losses is calculated using an aging schedule.
The allowance for notes receivable credit losses is associated with notes receivable included within other assets, net on the consolidated balance sheets and relates to promissory notes to fund the implementation and operation of the CAT, a portion of which notes are expected to be repaid by Consolidated Audit Trail, LLC (“CATLLC”). CAT involves the creation, implementation, and maintenance of an audit trail that is required by Rule 613 under the Exchange Act (“Rule 613”), and it strives to enhance regulators’ ability to monitor trading activity in the U.S. national securities markets. CATLLC is a national market system (“NMS”) plan that was created by self-regulatory organizations that include the Cboe U.S. national securities exchanges, the other U.S. national securities exchanges, and FINRA (who collectively are referred to as the “Plan Participants”) to implement and operate the CAT.
On September 6, 2023, the SEC issued an order approving an amendment to the CAT Plan to implement a revised funding model (“CAT Funding Model”) for CATLLC to fund the CAT. The CAT Funding Model contemplated two categories of CAT fees calculated based on the “executed equivalent shares” of transactions in eligible securities: (i) CAT fees assessed by CATLLC to Industry Members who are CAT Executing Brokers (the brokers responsible for executing each side of the transaction) to recover a portion of historical CAT costs previously funded by monies loaned to CATLLC by the Plan Participants; and (ii) CAT fees assessed by CATLLC to CAT Executing Brokers and Plan Participants to fund prospective CAT costs. On October 17, 2023, Citadel Securities, LLC, and the American Securities Association filed a petition for review of the CAT Funding Model in the U.S. Court of Appeals for the 11th Circuit ("11th Circuit"). The 11th Circuit vacated the CAT Funding Model order in July 2025. After the CAT Funding Model order was vacated and the 11th Circuit's order became effective at the end of November 2025, CATLLC could no longer collect the fees that it previously collected. There is currently no funding model in place for CATLLC to fund the CAT. However, on September 5, 2025, CATLLC filed with the SEC a proposed amendment to the CAT Plan to implement a revised funding model for CATLLC to fund the CAT, which proposal is currently pending with the SEC. If the SEC does not approve this proposal for a revised funding model, or any other funding mechanism for CATLLC, the Plan Participants may continue to incur additional significant costs related to the historical, current, and future funding of the implementation and operation of the CAT, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT. The Company plans to continue to explore potential applicable avenues to recoup historical and potential future CAT costs if the SEC does not approve the pending proposed funding model or other funding mechanism, and to reduce the costs of operating the CAT while maintaining core regulatory functionality.
The allowance for notes receivable credit losses associated with the CAT is calculated using a methodology that is primarily based on the structure of the notes and various potential outcomes under the CAT Funding Model. See Note 23 ("Commitments, Contingencies, and Guarantees") for more information.
The following represents the changes in allowance for credit losses during the years ended December 31, 2025 and 2024 (in millions):

	Allowance for notes receivable credit losses	Allowance for accounts receivable credit losses	Total allowance for credit losses
Balance at December 31, 2023	$30.1	$4.5	$34.6
Current period provision for expected credit losses	—	3.1	3.1
Write-offs charged against the allowance	—	(0.7)	(0.7)
Recoveries collected	—	(0.3)	(0.3)
Balance at December 31, 2024	$30.1	$6.6	$36.7
Current period provision for expected credit losses	—	0.8	0.8
Write-offs charged against the allowance	—	(0.7)	(0.7)
Recoveries collected	—	—	—
Foreign currency translation	—	0.1	0.1
Balance at December 31, 2025	$30.1	$6.8	$36.9
9.  OTHER ASSETS, NET
Other assets, net consisted of the following as of December 31, 2025 and 2024 (in millions):

	December 31, 2025	December 31, 2024
Software development work in progress	$12.0	$18.7
Data processing software	137.0	126.4
Less accumulated depreciation and amortization	(101.9)	(98.3)
Data processing software, net	47.1	46.8
Long-term notes receivable, net (1)	102.1	124.2
Other assets (2)	10.5	11.7
Other assets, net	$159.7	$182.7
________________________________________________________
(1)This balance primarily consists of the long-term notes receivable related to the CAT, net of allowance. See Note 8 ("Credit Losses") for more information.
(2)The balance consists primarily of deferred tax assets and long-term prepaid assets.

Amortization expense related to data processing software was $10.2 million, $10.3 million, and $8.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
On July 23, 2025, the Company announced its decision to wind down Cboe's Japanese equities business, including the operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform. The Company suspended operations for these businesses on August 29, 2025, and expects to formally close the businesses subject to consultation with regulators. As a result, the Company recorded an impairment charge of $2.7 million related to data processing software in the consolidated statements of income for the three and nine months ended September 30, 2025.
Subsequent to December 31, 2025, Cboe initiated the wind down of CEDX following a comprehensive strategic review of its global operations. As a result, the Company recorded an impairment charge of $5.6 million related to data processing software and prepaid expenses in the consolidated statements of income for the year ended December 31, 2025.
10.  GOODWILL, INTANGIBLE ASSETS, NET, AND DIGITAL ASSETS HELD
The following table presents the details of goodwill by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Total
Balance as of December 31, 2023	$305.8	$2,004.4	$563.2	$267.2	$3,140.6
Adjustments	0.2	(0.8)	0.4	0.2	—
Changes in foreign currency exchange rates	—	(12.8)	(3.6)	—	(16.4)
Balance as of December 31, 2024	$306.0	$1,990.8	$560.0	$267.4	$3,124.2
Changes in foreign currency exchange rates	—	7.3	19.0	—	26.3
Balance as of December 31, 2025	$306.0	$1,998.1	$579.0	$267.4	$3,150.5
Goodwill has been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, and Global FX. No goodwill has been allocated to the Futures segment. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.
The following table presents the details of the intangible assets by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Digital	Total
Balance as of December 31, 2023	$134.1	$935.3	$352.5	$56.2	$83.4	$1,561.5
Additions	—	1.2	—	—	—	1.2
Sales	—	—	—	—	(0.1)	(0.1)
Amortization	(7.7)	(50.6)	(16.1)	(12.0)	(2.3)	(88.7)
Changes in foreign currency exchange rates	—	(6.3)	(9.7)	—	—	(16.0)
Impairment	—	—	—	—	(81.0)	(81.0)
Balance as of December 31, 2024	$126.4	$879.6	$326.7	$44.2	$—	$1,376.9
Sales	—	(0.7)	—	—	—	(0.7)
Amortization	(6.5)	(39.9)	(14.2)	(9.6)	—	(70.2)
Changes in foreign currency exchange rates	—	3.3	24.5	—	—	27.8
Impairment	—	(17.7)	(18.9)	—	—	(36.6)
Balance as of December 31, 2025	$119.9	$824.6	$318.1	$34.6	$—	$1,297.2
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

In the second quarter of 2025, Cboe Japan experienced declines in its market share as a result of increased market competition. The decline in market share was evaluated as a potential indication of impairment and the Company performed an interim impairment test for the long-lived intangible assets recognized in the Europe and Asia Pacific reporting unit. The Company concluded that the carrying value of Cboe Japan’s customer relationships long-lived intangible assets exceeded their estimated fair value, as their projected future cash flows did not support their valuation, and recorded an impairment charge of $17.1 million in the consolidated statements of income for the three and six months ended June 30, 2025. The Company also evaluated the indefinite-lived intangible assets and goodwill of the Europe and Asia Pacific reporting unit and, based on the results of the assessments, determined there was no additional impairment required at that time.
On July 23, 2025, the Company announced its decision to wind down Cboe’s Japanese equities business, including the operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform. The Company suspended operations for these businesses on August 29, 2025, and expects to formally close the businesses, subject to consultation with regulators. As a result, the Company recorded an additional impairment charge of $1.8 million related to indefinite-lived intangible assets for the three months ended September 30, 2025. The Company recorded impairment charges totaling $18.9 million related to intangible assets in the Europe and Asia Pacific reporting unit for the year ended December 31, 2025.
In the fourth quarter of 2025, the Company recorded a $17.7 million impairment charge related to Cboe Canada's intangible assets in the North American Equities reporting unit.
For the years ended December 31, 2025, 2024, and 2023, amortization expense was $70.2 million, $88.7 million, and $116.6 million, respectively. The estimated future amortization expense is $62.7 million for 2026, $55.9 million for 2027, $50.3 million for 2028, $45.7 million for 2029, and $40.5 million for 2030.
Intangible assets have been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, and Global FX. No intangible assets have been allocated to the Futures segment. Indefinite-lived intangibles impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. The following tables present the categories of intangible assets by segment as of December 31, 2025 and 2024 (in millions, except as stated):

	December 31, 2025				Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX
Trading registrations and licenses	$95.5	$586.9	$219.4	$—	Indefinite
Customer relationships	46.6	412.1	204.7	140.0	13
Market data customer relationships	53.6	322.0	65.1	64.4	6
Technology	27.9	55.5	35.7	22.5	6
Trademarks and tradenames	12.9	8.2	2.5	1.2	4
Digital assets held	—	0.7	—	—	Indefinite
Accumulated amortization	(116.6)	(560.8)	(209.3)	(193.5)
	$119.9	$824.6	$318.1	$34.6

	December 31, 2024				Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX
Trading registrations and licenses	$95.5	$603.4	$205.2	$—	Indefinite
Customer relationships	46.6	409.7	209.2	140.0	14
Market data customer relationships	53.6	322.0	60.8	64.4	7
Technology	28.1	55.5	33.6	22.5	7
Trademarks and tradenames	12.9	8.1	2.3	1.2	5
Digital assets held	—	1.2	—	—	Indefinite
Accumulated amortization	(110.3)	(520.3)	(184.4)	(183.9)
	$126.4	$879.6	$326.7	$44.2
In October 2022, the Company, through its wholly-owned subsidiary Cboe Netherlands Services Company B.V., entered into a Data Provider Agreement with Pyth Data Association (“Pyth”) to create a data feed and begin publishing limited derived equities market data for certain symbols from EDGA on the Pyth Network, a decentralized financial market data distribution platform for aggregated data. In exchange, Pyth granted Cboe Netherlands Services Company B.V. 16,666,666 restricted PYTH tokens which unlock annually over a four-year period in equal tranches; the first and second 25% tranches of PYTH tokens unlocked in May 2024 and 2025, respectively. The PYTH tokens, which are included within intangible assets, net in the consolidated balance sheets and digital assets held within the categories of intangible assets by segment tables above, are carried at their historical value of $0.06 per token and are reviewed each reporting period for potential impairment. In May 2024, the Company recorded $1.0 million in market data fees revenue on the consolidated statements of income, which represents the historical value of the grant of 16,666,666 restricted PYTH tokens earned for satisfying the performance obligations outlined in the Data Provider Agreement. The Company has earned additional PYTH tokens by continuing to provide data to the Pyth Network through various Pyth Reward Programs that have run since May 2023. During the year ended December 31, 2025, the Company sold 8.7 million PYTH tokens and recognized a $0.9 million gain within earnings on investments, net on the consolidated statements of income. Through December 31, 2025, the Company earned approximately 990,000 additional PYTH tokens via the Pyth Reward Programs. The Company recorded additional intangible assets and immaterial revenue based on the token's fair value when earned.
11.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following as of December 31, 2025 and 2024 (in millions):

	December 31, 2025	December 31, 2024
Compensation and benefit-related liabilities	$109.7	$89.8
Royalties	59.0	44.4
Accrued liabilities	56.6	74.4
Current operating lease liabilities	26.9	19.9
Rebates payable	85.2	93.5
Marketing fee payable	16.1	19.7
Current unrecognized tax benefits	317.3	0.1
Accounts payable	16.1	17.9
Total accounts payable and accrued liabilities	$686.9	$359.7
12.  DEBT
The Company’s debt consisted of the following as of December 31, 2025 and 2024 (in millions):

	December 31, 2025	December 31, 2024
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	$649.3	$648.6
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	496.3	495.5
$300 million fixed rate Senior Notes due March 2032, stated rate of 3.000%	297.3	296.9
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Total debt	$1,442.9	$1,441.0
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
Indenture
Under the Indenture, the Company may issue debt securities, which includes the Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At December 31, 2025, the Company was in compliance with these covenants.
Revolving Credit Agreement
On February 25, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which amended and restated the prior revolving credit agreement.
The Revolving Credit Agreement provides for a senior unsecured $400 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $200 million, for a total of $600 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of December 31, 2025, no subsidiaries were designated as additional borrowers.
Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of December 31, 2025, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at December 31, 2025, $400 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.
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
Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on February 25, 2027, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries, and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.25 to 1.00 on one occasion and 4.00 to 1.00 on another occasion, in each case, for four consecutive fiscal quarters; provided that, prior to the exercise of the second such financial covenant step-up, the maximum consolidated leverage ratio shall have returned to a level of 3.50 to 1.00 for at least two consecutive fiscal quarters. At December 31, 2025, the Company was in compliance with these covenants and did not exercise financial covenant step-up.
Cboe Clear Europe Credit Facility
On July 1, 2020, Cboe Clear Europe, as borrower, and the Company, as guarantor, entered into a Facility Agreement (as subsequently amended and restated, the “Facility” or “Cboe Clear Europe Credit Facility”) with Bank of America Merrill Lynch International Designated Activity Company, as coordinator, facility agent, lender, sole lead arranger and sole bookrunner, Citibank N.A., as security agent, and certain other lenders named therein. The Facility was amended and restated on July 1, 2021, June 30, 2022, June 29, 2023, June 25, 2024 (effective as of June 28, 2024), and June 24, 2025 (effective as of June 27, 2025), as described below.
The Facility provides for a €1.2 billion committed syndicated multicurrency revolving and swingline credit facility (i) that is available to be drawn by Cboe Clear Europe towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through Cboe Clear Europe’s clearing system and (b) financing any other liability or liquidity requirement that Cboe Clear Europe incurred in the operation of its clearing system and (ii) under which the scheduled interest and fees on borrowings (but not the principal amount of any borrowings) are guaranteed by the Company. Subject to certain conditions, Cboe Clear Europe is able to increase the commitments under the Facility by up to €500 million, to a total of €1.70 billion.
Borrowings under the Facility are secured by cash, eligible government bonds and eligible equity assets deposited by Cboe Clear Europe into secured accounts. In addition, Cboe Clear Europe must ensure that at all times the aggregate of (a) each clearing member’s contribution to the relevant clearing fund, (b) each clearing member’s margin amount and (c) any cash equities purchased using the proceeds of the assets described in (a) and (b), less the amount of any such clearing member contribution, margin amount or cash equities which have been transferred to (or secured in favor of) any provider of settlement or custody services to Cboe Clear Europe, is not less than €500 million.
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
As of December 31, 2025, no borrowings were outstanding under the Facility. Accordingly, at December 31, 2025, €1.2 billion of borrowing capacity was available for the purposes permitted by the Facility. At December 31, 2025, the Company and Cboe Clear Europe were in compliance with applicable covenants.

Notes Payments and Contractual Interest
The future expected repayments related to the Senior Notes as of December 31, 2025 are as follows (in millions):

2026	$—
2027	650.0
2028	—
2029	—
Thereafter	800.0
Principal amounts repayable	1,450.0
Debt issuance costs	(4.2)
Unamortized discounts on notes	(2.9)
Total debt outstanding	$1,442.9
Interest, commitment, and other relevant fees, subject to the specific terms of the debt obligation, are recognized as incurred in interest expense in the consolidated statements of income.
Components of interest expense, net recognized in the consolidated statements of income for the years ended December 31, 2025, 2024, and 2023 are as follows (in millions):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Components of interest expense:
Contractual interest	$49.9	$49.2	$59.8
Amortization of debt discount and issuance costs	2.4	2.3	2.6
Interest expense	$52.3	$51.5	$62.4
Interest income	(49.4)	(27.3)	(12.0)
Interest expense, net	$2.9	$24.2	$50.4
13.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET
The following represents the changes in accumulated other comprehensive (loss) income, net by component (in millions):

	Foreign Currency Translation Adjustment	Available-for-sale Financial Investments	Post-Retirement Benefits, Net	Total Accumulated Other Comprehensive (Loss) Income, Net
Balance at December 31, 2023	$(5.6)	$(3.7)	$(0.1)	$(9.4)
Other comprehensive (loss) income	(43.0)	3.7	0.3	(39.0)
Balance at December 31, 2024	$(48.6)	$—	$0.2	$(48.4)
Other comprehensive income	78.3	—	0.2	78.5
Balance at December 31, 2025	$29.7	$—	$0.4	$30.1
14.  CLEARING OPERATIONS
Cboe operates two clearinghouses, Cboe Clear Europe and Cboe Clear U.S., each of which acts as a central counterparty that provides clearing and settlement services.
Cboe Clear Europe
Cboe Clear Europe is a European equities central counterparty that provides post-trade services to stock exchanges, MTFs, over-the-counter (“OTC”) equities trades and an equity derivatives exchange. Cboe Clear Europe clears equities from nineteen European markets, as well as Depositary Receipts, ETFs, and equity-like instruments. In addition, Cboe Clear Europe clears equity derivatives in twelve European markets, including on index futures, index options, and single stock options.

In November 2024, Cboe Clear Europe received regulatory approval to offer access to its market participants to engage in SFT clearing. Cboe Clear Europe introduced a service for European SFT in cash equities and ETFs, which includes central clearing, settlement, and post-trade lifecycle management. This service aims to enhance the current bilateral SFT process between securities lenders and borrowers into a centrally cleared model, with Cboe Clear Europe acting as the counterparty to both sides of each SFT. In March 2025, the first SFT was processed on the Cboe Clear Europe platform.
Cboe Clear Europe only assumes the guarantor role if it has an equal and offsetting claim against a clearing member. Cboe Clear Europe, with respect to SFT services, utilizes The Bank of New York Mellon Corporation and J.P. Morgan as Tri-Party Collateral Agents for non-cash collateral, central, and correspondent banks for the exchange of cash collateral, while Pirum serves as the transmitter of transactions and post-trade lifecycle events on behalf of our mutual clients. For the period ended December 31, 2025, there have been no events of default for which a liability is required to be recognized in accordance with GAAP.
Cboe Clear Europe Clearing Member Deposits
Cboe Clear Europe generally requires all clearing members to deposit collateral to help mitigate Cboe Clear Europe’s exposure to credit risk in the event that a clearing member fails to meet a financial or contractual obligation.
Margin Deposits
Margin deposits, which are predominantly in the form of cash and cash equivalents, are deposits made by each clearing member to Cboe Clear Europe to cover the credit risk of its failure to fulfill its obligations in the trade. Cboe Clear Europe maintains and manages all cash deposits related to margin deposits. Substantially all risks and rewards of cash and cash equivalents margin deposit ownership, including net interest income, belong to Cboe Clear Europe and are recorded in cash and spot markets on the consolidated statements of income. In the event of a default, Cboe Clear Europe can access the defaulting participant’s margin deposits to cover the defaulting participant’s losses. For more information, see “Default and Liquidity Waterfalls” below.
Clearing Funds
The clearing fund mutualizes the risk of default among all clearing members. Depending on their membership, clearing members contribute to the cash-equity and/or derivatives segment of the clearing fund. Although the entire clearing fund is available to cover potential losses in the event that the margin deposits and the clearing fund deposits of a defaulting clearing member are inadequate to fulfill that clearing member’s outstanding financial obligations, the clearing fund first uses the product class segment of the Clearing Fund in which the defaulting participants were active (see “Default and Liquidity Waterfalls” below). In the event of a default, Cboe Clear Europe is generally required to liquidate the defaulting clearing member’s open positions. To the extent that the positions remain open, Cboe Clear Europe is required to assume the defaulting clearing member’s obligations related to the open positions. Clearing members are required to make contributions to the clearing fund that are proportional to their risk exposure in the form of cash or non-cash contributions, which generally consist of highly liquid securities.
Interoperability Fund
For the cash equity business line, Cboe Clear Europe has entered interoperable arrangements with two other central counterparties (“CCPs”). Under these arrangements, margin is pledged to and from interoperable CCPs. The interoperability fund consists of collateral provided by clearing members that is pledged by Cboe Clear Europe to the other interoperable CCPs, to cover margin calls Cboe Clear Europe receives from such interoperable CCPs.
Cboe Clear Europe is able to invest the cash collateral received in the form of interoperability fund deposits from clearing members in certain investments, typically securities issued by pre-approved sovereign issuers and reverse repurchase agreements with overnight maturities. When investments are made in accordance with Cboe Clear Europe’s investment policy, Cboe Clear Europe receives the amount of investment earnings and pays clearing members those earnings minus a set basis point cost of collateral. As Cboe Clear Europe is able to direct the investment of the cash interoperability fund deposits received from the clearing members within the program parameters and receives an economic benefit from those investments; these amounts are included in the margin deposits, clearing funds, and interoperability funds captions in the consolidated balance sheets and the related interest income and expense is recorded in other revenue and other cost of revenue, respectively, on the consolidated statements of income.
Cboe Clear Europe Default and Liquidity Waterfalls
The default waterfall is the priority order in which the capital resources are expected to be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to liquidate its portfolio. If a default occurs and the defaulting clearing member’s collateral, including margin deposits and clearing fund deposits, are depleted, then additional capital is utilized in the following order:
•Cboe Clear Europe's dedicated own resources: The Cboe Clear Europe default waterfall first utilizes its dedicated own resources in two forms and totaling 35%-50% of Cboe Clear Europe capital requirements; the ‘first skin in the game’, equal to 25% of Cboe Clear Europe capital requirements before the use of clearing fund contributions described below and the ‘second skin in the game’, an amount between 10-25% of capital requirements as discussed in Note 18 ("Regulatory Capital").
•Clearing fund: Second, the Cboe Clear Europe default waterfall utilizes traditional CCP risk mutualization, in the event that default losses fully exhaust Cboe Clear Europe’s dedicated own resources amount, whereby contributions applicable to a particular product class are applied first to any loss attributable to that product class.
•Pro rata contributions: Third, if the default losses caused cannot be covered by the first two layers, the non-defaulting clearing members shall on demand make additional payments to Cboe Clear Europe on a pro rata basis in proportion to the amount of their clearing fund contributions to cover any such remaining losses, which is limited to an amount equal to twice their clearing fund contribution as established under Cboe Clear Europe’s rules and regulations. In this scenario, contributions applicable to a particular product class are first applied to any losses attributable to that product class.
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
Cboe Clear U.S. performs a guarantee function whereby Cboe Clear U.S. helps to ensure that the obligations of the transactions it clears are fulfilled. Cboe Clear U.S. attempts to mitigate this risk by performing internal compliance and due diligence procedures as well as implementing internal risk controls. Cboe Clear U.S.'s due diligence procedures include, among other things: review of the corporate information, financial position of clearing members, and risk management reviews, including monitoring of Cboe Clear U.S.'s risk exposure thresholds. A clearing member is required to deposit collateral, which is in the form of cash, for futures products to cover the credit risk in the case of a failure to fulfill its obligations. As of December 31, 2025, Cboe Clear U.S. held $25.0 million as a clearinghouse contribution to default financial resources, to be utilized in the event a clearing member is declared in default. The clearinghouse corporate contribution is considered restricted cash and is included in other current assets on the consolidated balance sheet. As of December 31, 2025, Cboe Clear U.S. does not expect a material loss concerning credit risk on any clearing member.
Cboe Clear U.S. Clearing Member Deposits
Customer Bank Deposits
Cboe Clear U.S. holds cash on behalf of its customers for the purposes of supporting clearing transactions. Customer cash may be invested in approved investments in accordance with its investment policy. Related interest income and expense is recorded in other revenue and other cost of revenue, respectively, on the consolidated statements of income. The Company includes customer cash related to the clearing activity in margin deposits, clearing funds, and interoperability funds, with a corresponding liability, on the consolidated balance sheets. Cboe Clear U.S. maintains its own operating funds in separate bank accounts from its customer funds.

Margin Deposits, Clearing Funds, and Interoperability Funds
The details of margin deposits, clearing funds, and interoperability funds as of December 31, 2025 and December 31, 2024, are as follows (in millions):

	December 31, 2025
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe central bank account	$755.3	$146.8	$254.4	$1,156.5
Cboe Clear Europe reverse repurchase and other (1)	137.1	135.2	188.2	460.5
Cboe Clear U.S. customer bank deposits	1.2	—	—	1.2
Total cash margin deposits, clearing funds, and interoperability funds	$893.6	$282.0	$442.6	$1,618.2

	December 31, 2025
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe non-cash contributions (2)	$601.3	$70.1	$277.6	$949.0

	December 31, 2024
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe central bank account	$378.4	$173.7	$289.3	$841.4
Cboe Clear U.S. customer bank deposits	4.1	—	—	4.1
Total cash margin deposits, clearing funds, and interoperability funds	$382.5	$173.7	$289.3	$845.5

	December 31, 2024
	Margin Deposits	Clearing Funds	Interoperability Funds	Total
Cboe Clear Europe non-cash contributions (2)	$691.4	$80.1	$225.9	$997.4
________________________________________________________
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
(2)These amounts are not reflected in the consolidated balance sheets, as Cboe Clear Europe does not have the ability to sell or repledge the amounts absent a clearing member default.
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
The Company applied FASB Accounting Standards Codification ("ASC") 820 — Fair Value Measurement, which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing the framework for measuring fair value. ASC 820 applies to financial and nonfinancial instruments that are measured and reported on a fair value basis. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.
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

The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in millions):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. and UK Treasury securities (1)	$1,294.1	$1,294.1	$—	$—
Money market funds (1)	248.1	248.1	—	—
U.S. Treasury securities (2)	0.3	0.3	—	—
Marketable securities (2):
Mutual funds	28.5	28.5	—	—
Money market funds	7.3	7.3	—	—
Total assets	$1,578.3	$1,578.3	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (2)	$70.0	$70.0	$—	$—
Marketable securities (2):
Mutual funds	23.8	23.8	—	—
Money market funds	16.5	16.5	—	—
Note receivable - building sale (3)	6.2	—	—	6.2
Total assets	$116.5	$110.3	$—	$6.2
________________________________________________________
(1)These amounts are reflected within cash and cash equivalents in the consolidated balance sheets.
(2)These amounts are reflected within financial investments in the consolidated balance sheets.
(3)This amount is reflected within other assets, net in the consolidated balance sheets.
The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:
Cash Equivalents
Cash equivalents consist of cash investments of highly liquid U.S. and UK Treasury securities and money market funds. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter-dealer brokers, and therefore categorized as Level 1.
Financial Investments
Financial investments consist of highly liquid U.S. Treasury securities and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter-dealer brokers, and therefore categorized as Level 1. No material adjustments were made to the carrying value of financial investments for the period ended December 31, 2025. See Note 17 ("Employee Benefit Plans") for more information.
Note Receivable – Building Sale
The sale of the Company's former headquarters, including associated land, building, and certain furniture and equipment of the former headquarters location (the “Property”), was completed on June 28, 2024. In connection with the sale, the Company provided seller financing to the purchaser of the Property (the “Purchaser”) in the form of a secured promissory note for a portion of the purchase price of the Property. The total purchase price of the Property was $12.0 million and was comprised of $5.0 million cash and $7.0 million of seller financing. The $7.0 million in seller financing was in the form of a secured promissory note receivable to be repaid with an interest rate of 4.0% per annum, payable quarterly in arrears. The Company accrued interest income monthly based on the agreed upon principal amount and interest rate. The Company elected the fair value option available under ASC 825 – Financial Instruments for this note. The initial adjustment in fair value was recognized in other income (expense), net and subsequent changes in fair value were reported in interest income on the consolidated statements of income. The fair value was calculated using the initial projected amortization schedule, credit risk assumptions, and implied interest rates for similar instruments. These inputs were considered Level 3 in the fair value hierarchy. The note was included within other assets, net on the consolidated balance sheet as of December 31, 2024 and was zero as of December 31, 2025. In October 2025, the total principal of $7.0 million was repaid to the Company by the Purchaser, resulting from the Purchaser selling the property to a third-party who was not related to the Purchaser. The fair value option was not elected for other notes receivable described in Note 9 (“Other Assets, Net”) due to uncertain payment terms and credit and legal risks as described in Note 8 (“Credit Losses”).
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand-alone basis. That fair value is compared to the carrying value of the reporting unit, including its recorded goodwill. In connection with the annual impairment evaluation of goodwill and indefinite-lived intangibles, impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying value of the reporting unit. For equity method investments and intangible assets, other than digital assets held, the process also involves using a discounted cash flow method to determine the fair value of each asset. Impairment is considered to have occurred if the fair value of the asset is lower than its carrying value. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired.
Equity investments without readily determinable fair values that are valued using the measurement alternative are measured at fair value on a non-recurring basis. No observable transactions or impairments impacted the measurements of the investments accounted for as other equity investments, other than those described in Note 6 (“Investments”). These measurements are considered Level 3 and these assets are recognized at fair value.
Fair Value of Assets and Liabilities
The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of December 31, 2025 and 2024 (in millions):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. and UK Treasury securities (1)	$1,294.1	$1,294.1	$—	$—
Money market funds (1)	248.1	248.1	—	—
U.S. Treasury securities (2)	0.3	0.3	—	—
Deferred compensation plan assets (2)	35.8	35.8	—	—
Total assets	$1,578.3	$1,578.3	$—	$—
Liabilities:
Deferred compensation plan liabilities (4)	$35.8	$35.8	$—	$—
Debt (5)	1,371.8	—	1,371.8	—
Total liabilities	$1,407.6	$35.8	$1,371.8	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (2)	$70.0	$70.0	$—	$—
Deferred compensation plan assets (2)	40.3	40.3	—	—
Note receivable - building sale (3)	6.2	—	—	6.2
Total assets	$116.5	$110.3	$—	$6.2
Liabilities:
Deferred compensation plan liabilities (4)	$40.3	$40.3	$—	$—
Debt (5)	1,317.0	—	1,317.0	—
Total liabilities	$1,357.3	$40.3	$1,317.0	$—
________________________________________________________
(1)These amounts are reflected within cash and cash equivalents in the consolidated balance sheets.
(2)These amounts are reflected within financial investments in the consolidated balance sheets.
(3)This amount is reflected within other assets, net in the consolidated balance sheets.
(4)These amounts are reflected within other non-current liabilities in the consolidated balance sheets.
(5)These balances are presented at fair value in this table, but are carried at their historical value within the consolidated balance sheets.

Certain financial assets and liabilities, including cash and cash equivalents, income tax receivable, margin deposits, clearing funds, and interoperability funds, other assets, Section 31 fees payable, and notes receivable are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.
Debt
The debt balance consists of fixed rate Senior Notes. The fair values of the Senior Notes are classified as Level 2 under the fair value hierarchy and are estimated using prevailing market quotes.
At December 31, 2025 and 2024, the fair values of the Company’s debt obligations were as follows (in millions):

	December 31, 2025	December 31, 2024
3.650% Senior Notes	$648.9	$638.4
1.625% Senior Notes	444.6	416.2
3.000% Senior Notes	278.3	262.4
Information on Level 3 Financial Assets and Liabilities
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities during the year ended December 31, 2025 and 2024 (in millions):

	Level 3 Financial Assets and Liabilities for the Year Ended December 31, 2025
	Balance at Beginning of Period	(Losses) Gains during Period	Adjustments	Additions	Settlements	Foreign Currency Translation	Balance at End of Period
Assets:
Note receivable - building sale	$6.2	$0.8	$—	$—	$(7.0)	$—	$—
Total assets	$6.2	$0.8	$—	$—	$(7.0)	$—	$—

	Level 3 Financial Assets and Liabilities for the Year Ended December 31, 2024
	Balance at Beginning of Period	(Losses) Gains during Period	Adjustments	Additions	Settlements	Foreign Currency Translation	Balance at End of Period
Assets:
Note receivable - building sale	$—	$(0.8)	$—	$7.0	$—	$—	$6.2
Total assets	$—	$(0.8)	$—	$7.0	$—	$—	$6.2

	Balance at Beginning of Period	Losses (Gains) during Period	Adjustments	Additions	Settlements	Foreign Currency Translation	Balance at End of Period
Liabilities:
Contingent consideration liabilities	$11.8	$2.0	$—	$—	$(13.9)	$0.1	$—
Cboe Digital restricted common units liability	18.7	(1.0)	(12.1)	—	(5.6)	—	—
Cboe Digital warrant liability	5.9	(1.4)	(4.1)	—	(0.4)	—	—
Total liabilities	$36.4	$(0.4)	$(16.2)	$—	$(19.9)	$0.1	$—
16.  SEGMENT REPORTING
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
North American Equities. The North American Equities segment includes U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform in the U.S. and the Cboe BIDS Canada platform, and Canadian equities and other transaction services that occur on or through Cboe Canada’s order books. The North American Equities segment also includes corporate listing services on Cboe Canada, ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, and applicable market data fees revenues generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.
Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European derivatives transaction services, ETPs, including exchange traded funds, exchange traded notes, and exchange traded commodities, and international depository receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and CEDX. It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities services of Cboe Australia, an operator of a trading venue in Australia. Cboe Europe operates lit and dark books, a periodic auctions book, a closing cross book, and two BIDS order books; a Large-in-Scale (“LIS”) trading negotiation facility and a volume-weighted average price (“VWAP”) trajectory crossing facility. Cboe NL, based in Amsterdam, operates similar business functionality to that offered by Cboe Europe (with the exception of Trajectory Crossing), and provides for trading only in European Economic Area (“EEA”) symbols. Subsequent to December 31, 2025, Cboe initiated the wind down of CEDX, its pan-European derivatives platform that offered futures and options based on Cboe Europe equity indices, FLEX options, and single stock options. Prior to the wind down, CEDX contributed derivatives transaction services and market data revenues to this segment. Cboe Clear Europe offers the clearing of equity and equity-like instruments for Cboe-operated and other regulated trading venues and clearing SFTs. Prior to the CEDX wind down, Cboe Clear Europe also provided clearing services for derivative transactions executed on CEDX. This segment also includes Cboe Europe, Cboe NL, and Cboe Australia revenue generated from the licensing of proprietary market data and from access and capacity services.
Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services. As of January 1, 2025, the Futures segment prospectively includes all Digital operating activity, which includes Cboe Digital Exchange, a regulated futures exchange, and Cboe Clear U.S., a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. On June 9, 2025, Cboe successfully completed the migration of cash-settled Bitcoin and Ether futures contracts from Cboe Digital Exchange to CFE. There are no products currently listed for trading on the Cboe Digital Exchange.
Comparative-period results for the Digital segment have been presented for historical purposes but have not been recast as the historical results of the Digital segment were not material, nor do they materially impact the financial results, trends, or forecasts of the Futures segment. As a result, for the year ended December 31, 2025, operating results included within the Digital operating segment are presented within the Futures reporting segment.
Global FX. The Global FX segment includes institutional FX trading services that occur on the Cboe FX fully electronic trading platform, non-deliverable forward FX transactions (“NDFs”) offered for execution on Cboe SEF, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. The segment also includes transaction services for U.S. government securities executed on the Cboe Fixed Income fully electronic trading platform.
Summarized financial data of reportable segments were as follows (in millions):

	Year Ended December 31,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (e)	Corporate Items and Eliminations	Total
Revenues	$2,433.6	$1,672.3	$378.6	$135.9	$93.8	$—	$—	$4,714.2
Cost of revenues	902.5	1,265.1	105.1	9.7	2.7	—	—	2,285.1
Revenues less cost of revenues	1,531.1	407.2	273.5	126.2	91.1	—	—	2,429.1
Depreciation and amortization	29.3	47.0	32.4	2.3	11.2	—	0.2	122.4
Other segment operating expenses (a)	388.5	172.1	187.2	50.0	33.9	—	7.9	839.6
Operating income (loss)	$1,113.3	$188.1	$53.9	$73.9	$46.0	$—	$(8.1)	$1,467.1

Non-operating income (expenses):
Interest expense (b)	$—	$—	$(8.6)	$—	$—	$—	$(43.7)	$(52.3)
Interest income (b)	1.1	3.3	4.3	2.4	0.1	—	38.2	49.4
Earnings on investments, net (b)	—	0.9	—	—	—	—	91.9	92.8
Other (expense) income, net (b)	(1.4)	(1.2)	1.7	—	0.2	—	10.3	9.6
Income before income tax provision (benefit)	1,113.0	191.1	51.3	76.3	46.3	—	88.6	1,566.6
Income tax provision (benefit) (c)	373.7	27.2	18.7	12.9	(0.1)	—	34.2	466.6
Net income (d)	$739.3	$163.9	$32.6	$63.4	$46.4	$—	$54.4	$1,100.0

	Year Ended December 31,
	2024
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (e)	Corporate Items and Eliminations	Total
Revenues	$2,002.6	$1,546.8	$324.2	$141.1	$79.9	$(0.1)	$—	$4,094.5
Cost of revenues	743.3	1,163.0	104.0	7.6	2.3	1.9	—	2,022.1
Revenues less cost of revenues	1,259.3	383.8	220.2	133.5	77.6	(2.0)	—	2,072.4
Depreciation and amortization	27.0	58.2	29.3	2.3	13.5	2.8	(0.1)	133.0
Other segment operating expenses (a)	353.9	157.0	149.2	32.3	30.9	107.6	10.1	841.0
Operating income (loss)	$878.4	$168.6	$41.7	$98.9	$33.2	$(112.4)	$(10.0)	$1,098.4

Non-operating (expenses) income:
Interest expense (b)	$0.1	$—	$(7.8)	$—	$—	$—	$(43.8)	$(51.5)
Interest income (b)	0.5	2.4	4.1	—	0.1	3.7	16.5	27.3
Earnings on investments, net (b)	—	—	—	—	—	—	29.0	29.0
Other income (expense), net (b)	0.8	0.7	(0.1)	—	—	1.5	(22.3)	(19.4)
Income (loss) before income tax provision (benefit)	879.8	171.7	37.9	98.9	33.3	(107.2)	(30.6)	1,083.8
Income tax provision (benefit) (c)	299.1	23.1	13.3	28.4	0.1	(28.6)	(16.5)	318.9
Net income (loss) (d)	$580.7	$148.6	$24.6	$70.5	$33.2	$(78.6)	$(14.1)	$764.9

Summarized financial data of reportable segments were as follows (in millions) (continued from previous page):

	Year Ended December 31,
	2023
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Digital (e)	Corporate Items and Eliminations	Total
Revenues	$1,939.5	$1,353.0	$281.2	$129.0	$74.9	$(4.1)	$—	$3,773.5
Cost of revenues	770.3	987.7	91.0	3.9	1.4	1.2	—	1,855.5
Revenues less cost of revenues	1,169.2	365.3	190.2	125.1	73.5	(5.3)	—	1,918.0
Depreciation and amortization	30.1	69.4	30.7	2.0	18.4	7.4	—	158.0
Other segment operating expenses (a)	287.8	177.9	126.8	37.0	30.4	34.0	8.2	702.1
Operating income (loss)	$851.3	$118.0	$32.7	$86.1	$24.7	$(46.7)	$(8.2)	$1,057.9

Non-operating (expenses) income:
Interest expense (b)	$0.2	$—	$(7.8)	$—	$—	$—	$(54.8)	$(62.4)
Interest income (b)	(0.1)	1.4	3.0	—	—	2.0	5.7	12.0
Earnings on investments, net (b)	—	—	—	—	—	—	39.5	39.5
Other (expense) income, net (b)	(0.1)	—	(0.6)	—	(0.2)	—	1.5	0.6
Income (loss) before income tax provision (benefit)	851.3	119.4	27.3	86.1	24.5	(44.7)	(16.3)	1,047.6
Income tax provision (benefit) (c)	275.7	14.8	6.8	33.4	0.5	(10.4)	(34.6)	286.2
Net income (loss) (d)	$575.6	$104.6	$20.5	$52.7	$24.0	$(34.3)	$18.3	$761.4
__________________________________________________________
(a) Other segment operating expenses include compensation and benefits, technology support services, professional fees and outside services, travel and promotional expenses, facilities costs, acquisition-related costs, impairment of assets, and other expenses. The disaggregation of expenses is not regularly provided to the CODM at the segment-level.
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
(e) The Digital segment results are prospectively included in the Futures segment beginning in the first quarter of 2025. Digital results from 2024 and 2023 have been retained in the former Digital segment for comparative purposes.
Geographical Information
The following summarizes revenues less cost of revenues based on primary jurisdiction (in millions):

	United States	Non-U.S.	Total
Revenues less cost of revenues:
Year ended December 31, 2025	$2,119.3	$309.8	$2,429.1
Year ended December 31, 2024	1,817.6	254.8	2,072.4
Year ended December 31, 2023	1,681.8	236.2	1,918.0
Long-lived assets by geographic area represent property and equipment, net, and operating lease right of use assets by geographic area, respectively. The following summarizes long-lived assets by geographic area (in millions):

	Year Ended December 31,
	2025	2024
United States	$184.5	$182.7
United Kingdom	30.0	23.8
Other	29.6	36.0
Total long-lived assets by geographic area	$244.1	$242.5
17.  EMPLOYEE BENEFIT PLANS
Eligible U.S. employees are eligible to participate in the Cboe Options SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Executive Retirement Plan and the Deferred Compensation Plan, which are defined contribution plans that are non-qualified under the Internal Revenue Code. Directors may contribute a percentage of their cash and equity compensation to cash and equity deferred compensation plans that are maintained by the Company and defer income taxes thereon. The non-qualified plans' assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $35.8 million at December 31, 2025. Although the value of the plans is recorded in financial investments, there is an equal and offsetting liability in other non-current liabilities on the consolidated balance sheets, respectively. The investment results of the non-qualified plans have no impact on net income as the investment results are recorded in equal amounts to both compensation and benefits expense and other (expense) income, net in the consolidated statements of income. The Company matches a portion of employee contributions made to the SMART Plan and Supplemental Executive Retirement Plan. The Company contributed $16.8 million, $15.9 million, and $15.0 million to the defined contribution plans for the years ended December 31, 2025, 2024, and 2023, respectively.
Eligible employees outside of the U.S., which includes employees of Cboe Europe, Cboe NL, Cboe Clear Europe, BIDS, Cboe Asia Pacific, and Cboe Canada are eligible to participate in various employee-selected stakeholder contribution plans or plans covered by local jurisdictions or by applicable laws. The Company’s contribution to these plans amounted to $5.6 million, $4.8 million, and $4.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. This expense is included in compensation and benefits in the consolidated statements of income.
18.  REGULATORY CAPITAL
As broker-dealers registered with the SEC, Cboe Trading, BIDS Trading, and Cboe Fixed Income are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading, BIDS Trading, and Cboe Fixed Income compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of December 31, 2025, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. Cboe Fixed Income was required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $5.0 thousand.
As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million as of December 31, 2025, or the summation of the credit risk, market risk, and fixed overhead requirements, as defined.
Cboe NL has approval from the Dutch Ministry of Finance to operate an RM, an MTF, and an approved publication arrangement in the Netherlands. As an RM, Cboe NL is subject to minimum capital requirements, as established by the Dutch Ministry of Finance in the license dated March 8, 2019.
Cboe Clear Europe was granted authorization under European Market Infrastructure Regulation (“EMIR”) by the National Competent Authority, De Nederlandsche Bank (“DNB”). Cboe Clear Europe is required by the EMIR to maintain a minimum amount of capital to reflect an estimate of the capital required to wind down or restructure the activities of the clearinghouse, cover operational, legal, and business risks and to reserve capital to meet credit, counterparty, and market risks not covered by the clearing members’ collateral and clearing funds.
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
As of December 31, 2025, Cboe Digital Exchange is subject to regulatory capital requirements. As a designated contract market regulated by the CFTC, Cboe Digital Exchange is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. The amounts presented below represent the greater of the two capital adequacy requirements.
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
Cboe Canada is regulated by the Ontario Securities Commission ("OSC"). Cboe Canada is required to maintain sufficient financial resources for the proper performance of its functions and to meet its responsibilities, but it has no prescribed minimum capital requirement. Cboe Canada must calculate the following financial ratios monthly: (i) current ratio,

(ii) a debt to cash flow ratio, and (iii) a financial leverage ratio. Cboe Canada must report the monthly calculations to the OSC on a quarterly basis.
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
As of December 31, 2025, Cboe Japan is subject to regulatory capital requirements, but any capital requirements are expected to cease when formal closure with regulators is complete. Cboe Japan is regulated by the Japanese Financial Services Agency (“JFSA”) and the Japan Securities Dealers Association (“JSDA”). Cboe Japan is required to maintain a minimum level of regulatory capital ratio of 120% in accordance with such requirements prescribed by the JFSA and JSDA.
The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of December 31, 2025 (in millions):

Subsidiary	Regulatory Authority	Actual	Minimum Requirement
Cboe Trading	FINRA/SEC	$16.9	$0.8
BIDS Trading	FINRA/SEC	11.7	0.2
Cboe Fixed Income	FINRA/SEC	2.4	0.1
Cboe Europe	FCA	71.2	36.6
Cboe Chi-X Europe	FCA	0.1	0.1
Cboe NL	Dutch Authority for Financial Markets	21.1	10.3
Cboe Clear Europe	DNB	128.1	76.0
CFE	CFTC	104.5	40.3
Cboe SEF	CFTC	10.8	2.5
Cboe Digital Exchange	CFTC	21.6	—
Cboe Clear U.S.	CFTC	35.1	12.1
Cboe Australia	ASIC	17.9	5.9
Cboe Japan	JFSA	6.8	4.6
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
Stock-based compensation expense relating to employee awards is included in compensation and benefits and acquisition-related costs in the consolidated statements of income. The Company recognized stock-based compensation expense related to employee awards of $45.2 million, $40.2 million, and $33.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. Stock-based compensation expense relating to non-employee director awards is included in professional fees and outside services in the consolidated statements of income. The Company recognized stock-based compensation expense related to non-employee director awards of $2.0 million, $1.8 million, and $1.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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

The activity in the Company's restricted stock, consisting of RSUs and PSUs, was as follows:
RSUs
The following table summarizes RSU activity during the years ended December 31, 2025, 2024, and 2023:

	Number of shares	Weighted average grant date fair value
Nonvested stock at January 1, 2023	556,062	$112.07
Granted	401,685	132.58
Vested	(237,315)	108.25
Forfeited	(82,251)	121.02
Nonvested stock at December 31, 2023	638,181	$125.25
Granted	226,061	183.27
Vested	(298,023)	117.28
Forfeited	(43,484)	145.53
Nonvested stock at December 31, 2024	522,735	$153.20
Granted	282,381	212.46
Vested	(267,636)	141.67
Forfeited	(78,671)	188.27
Nonvested stock at December 31, 2025	458,809	$190.38
RSUs entitle the holder to one share of common stock upon vesting, with the exception of certain jurisdictions where the RSUs are settled in cash, typically vest over a three-year period, and vesting accelerates upon death, disability, or the occurrence of a qualified termination following a change in control. Where applicable and permitted, vesting will also accelerate upon a qualified retirement. Where applicable and permitted, qualified retirement eligibility generally occurs once achieving 55 years of age and 10 years of service, although service requirements vary. Starting in 2024, the award agreements provide that in the event of a participant’s retirement, all unvested outstanding RSUs and a pro rata portion of unvested outstanding PSUs will continue to vest and be distributed in accordance with the award’s original vesting and settlement schedule, even after the applicable retirement date. Retirement eligibility will require, in addition to attaining the age and service requirements, submission of 6 months' advance written notice of retirement, as applicable, and submission, approval, and satisfactory completion of a transition plan. Unvested RSUs will be forfeited if the officer or employee leaves the Company prior to the applicable vesting date, except in limited circumstances.
RSUs granted to non-employee members of the Board of Directors have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the RSUs will be forfeited if the director leaves the Board of Directors prior to the applicable vesting date.
The RSUs have no voting rights but entitle the holder to receive dividend equivalents.
In the year ended December 31, 2025, to satisfy employees’ tax obligations upon the vesting of restricted stock units, the Company purchased 102,061 shares of common stock totaling $22.3 million as the result of the vesting of 260,506 shares of restricted stock.

PSUs
The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the years ended December 31, 2025, 2024, and 2023:

	Number of Shares	Weighted average grant date fair value
Nonvested stock at January 1, 2023	166,702	$125.08
Granted	87,146	144.35
Vested	(55,399)	130.05
Forfeited	(63,965)	141.49
Nonvested stock at December 31, 2023	134,484	$127.72
Granted	86,996	145.21
Vested	(110,376)	100.50
Forfeited	—	—
Nonvested stock at December 31, 2024	111,104	$168.45
Granted	93,599	232.82
Vested	(85,901)	143.95
Forfeited	(29,842)	234.29
Nonvested stock at December 31, 2025	88,960	$237.75
PSUs include awards related to earnings per share during the performance period as well as awards related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return PSUs which incorporated the following assumptions for awards granted in 2025: risk-free interest rate (3.52 to 4.25%), volatility (20.53 to 21.11%) and a 2.25-2.86-year correlation with S&P 500 Index (-0.14 to 0.19). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of the Company’s common stock. The performance period for the PSUs contingent on the achievement of performance conditions is three years. For each of the performance awards, the PSUs will be settled in shares of the Company’s common stock following vesting of the PSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration upon death, disability, or the occurrence of a qualified termination following a change in control. Participants have no voting rights with respect to the PSUs until the issuance of the shares of common stock. Dividend equivalents are accrued by the Company and will be paid once the PSUs, contingent on the achievement of performance conditions, vest.
In the year ended December 31, 2025, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 35,067 shares of common stock totaling $7.5 million as the result of the vesting of 85,901 shares of performance stock.
As of December 31, 2025, there were $62.7 million in total unrecognized compensation costs related to restricted stock, restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 1.8 years.
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
The Company records stock-based compensation expense over the offering period related to the discount that is given to employees, which totaled $2.4 million, $2.8 million, and $2.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. This expense is included in compensation and benefits in the consolidated statements of income. As of December 31, 2025, 441,140 shares were reserved for future issuance under the ESPP.

20.  EQUITY
Common Stock
The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE.
As of December 31, 2025, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 104,654,764 and 104,647,739 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.
Common Stock in Treasury, at Cost
The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are retired or they are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. When treasury shares are retired, they are removed from the common stock in treasury balance. The Company held 7,025 and 6,895 shares of common stock in treasury as of December 31, 2025 and December 31, 2024, respectively.
On December 16, 2025, the Board of Directors approved the retirement of 442,315 shares of treasury stock. These shares represent shares that were repurchased as part of the Company's share repurchase program since October 2024, and shares purchased from employees to cover payroll withholding taxes in connection with the vesting of RSUs and PSUs. The retirement was recorded as a decrease to treasury stock, common stock, retained earnings, and additional paid-in capital on the consolidated balance sheets.
Share Repurchase Program
In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $2.3 billion as of December 31, 2025. The Company expects to fund repurchases primarily through the use of existing cash balances. The program permits the Company to purchase shares, through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.
Under the program, for the year ended December 31, 2025, the Company has repurchased 305,317 shares of common stock at an average cost per share, excluding commissions and excise taxes, of $213.74, totaling $65.3 million. Since inception of the program through December 31, 2025, the Company has repurchased 21,063,700 shares of common stock at an average cost per share, excluding commissions and excise taxes, of $80.02, totaling $1.7 billion. As a result of these repurchases, certain direct costs and excise taxes are incurred but do not impact our cost per share or availability. See Note 2 ("Summary of Significant Accounting Policies") for more information.
As of December 31, 2025, the Company had $614.5 million of availability remaining under its existing share repurchase authorizations.

The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the periods presented as follows:

	Shares Repurchased	Average Repurchase Price Per Share	Amount of Repurchases (in millions)
2025
Fourth quarter	—	$—	$—
Third quarter	—	—	—
Second quarter	160,564	219.77	35.3
First quarter	144,753	207.04	30.0
Total open market common stock repurchases	305,317		$65.3

2024
Fourth quarter	—	$—	$—
Third quarter	144,370	170.45	24.6
Second quarter	514,239	175.76	90.4
First quarter	489,686	182.26	89.3
Total open market common stock repurchases	1,148,295		$204.3

2023
Fourth quarter	33,507	$173.59	$5.8
Third quarter	—	—	—
Second quarter	61,141	132.45	8.1
First quarter	567,073	123.42	70.0
Total open market common stock repurchases	661,721		$83.9
Purchase of Common Stock from Employees
The Company purchased 137,128 and 157,228 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $217.04 and $187.07 during the years ended December 31, 2025 and 2024, respectively. These shares consisted of shares retained to cover payroll withholding taxes or costs in connection with the vesting of restricted stock units and performance share awards.
Preferred Stock
The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. For the years ended December 31, 2025, and 2024, the Company had no shares of preferred stock issued or outstanding.
Dividends
During the year ended December 31, 2025, the Company declared and paid cash dividends per share of $2.70, for an aggregate payout of $284.3 million. During the year ended December 31, 2024, the Company declared and paid cash dividends per share of $2.36, for an aggregate payout of $249.4 million.
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

21.  INCOME TAXES
Net deferred tax assets and liabilities consist of the following as of December 31, 2025 and 2024 (in millions):

	As of December 31,
	2025	2024
Deferred tax assets:
Accrued compensation and benefits	$23.3	$20.2
Property, equipment and technology, net	7.3	14.6
Operating leases	40.3	40.4
Other	99.9	88.7
Subtotal	170.8	163.9
Valuation allowances	(23.1)	(17.0)
Total deferred tax assets	147.7	146.9
Deferred tax liabilities:
Intangibles	(256.4)	(240.2)
Property, equipment and technology, net	(30.9)	(19.0)
Investments	(4.7)	(33.8)
Prepaid expenses or assets	(5.1)	(4.5)
Operating leases	(30.4)	(31.9)
Total deferred tax liabilities	(327.5)	(329.4)
Net deferred tax liabilities	$(179.8)	$(182.5)
The Company provides a valuation allowance against deferred tax assets if, based on management’s assessment of historical and projected future operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $23.1 million and $17.0 million was recorded against gross deferred tax assets for certain investments and net operating losses as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, the Company no longer has capital loss carryforwards as amounts either expired in 2025 or were utilized against capital gains generated in the current year. The Company has net operating loss carryforwards of $15.6 million, most of which have an indefinite carryforward period.
The Company considers its non-U.S. earnings to be indefinitely reinvested outside of the U.S. to the extent these earnings are not subject to U.S. income tax under an anti-deferral tax regime. As of December 31, 2025, the cumulative amount of undistributed earnings in these subsidiaries is $163.4 million. Given our intent to reinvest these earnings for an indefinite period of time, the Company has not accrued a deferred tax liability on these earnings. A determination of an unrecognized deferred tax liability related to these earnings is not practicable.
For the years ended December 31, 2025, 2024, and 2023, income before taxes consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
U.S. operations	$1,520.4	$1,060.2	$1,010.5
Foreign operations	46.2	23.6	37.1
Total	$1,566.6	$1,083.8	$1,047.6

The provision for income taxes for the years ended December 31, 2025, 2024, and 2023 consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Current tax expense:
Federal	$287.6	$208.8	$188.1
State	162.9	117.7	97.8
Foreign	24.5	16.0	15.5
Total current tax expense	475.0	342.5	301.4
Deferred income tax (benefit) expense:
Federal	(7.9)	(19.5)	(3.4)
State	8.4	(2.4)	1.5
Foreign	(8.9)	(1.7)	(13.3)
Total deferred income tax benefit	(8.4)	(23.6)	(15.2)
Total	$466.6	$318.9	$286.2
Cash paid for income taxes, net for the years ended December 31, 2025, 2024, and 2023 were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Federal	$284.1	$276.4	$211.0
State	81.2	72.8	60.5
Foreign	26.3	13.2	14.9
Total cash paid for income taxes, net	$391.6	$362.4	$286.4
Cash paid for state and foreign income taxes, net for the years ended December 31, 2025, 2024, and 2023 are disaggregated by jurisdiction as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
State
Illinois	$45.0	$40.9	$36.1

Foreign
United Kingdom	$23.7	*	*
__________________________________________________________
* Jurisdiction is immaterial for the period presented
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,
	2025		2024		2023
Statutory U.S. federal income tax rate	$329.0	21.0%	$227.6	21.0%	$220.0	21.0%
Impact of federal, state, and local tax law and rate changes, net (a)	105.6	6.7%	48.7	4.5%	45.2	4.3%
Foreign tax effects	0.2	—%	1.2	0.1%	—	—%
Effect of changes in tax laws or rates	12.6	0.8%	1.0	0.1%	—	—%
Effect of cross-border tax laws	(6.9)	(0.4)%	(4.9)	(0.4)%	(4.7)	(0.4)%
Tax credits	(1.1)	(0.1)%	(1.0)	(0.1)%	(1.6)	(0.2)%
Valuation allowances	5.1	0.3%	4.8	0.4%	(5.1)	(0.5)%
Nontaxable or nondeductible items	7.6	0.5%	8.1	0.7%	0.9	0.1%
Changes in unrecognized tax benefits	21.1	1.3%	42.4	3.9%	30.8	2.9%
Other adjustments	(6.6)	(0.3)%	(9.0)	(0.8)%	0.7	0.1%
Effective tax rate	$466.6	29.8%	$318.9	29.4%	$286.2	27.3%
__________________________________________________________
(a) State taxes in Illinois, New York State, and New York City made up the majority of the tax effect of this category.

A reconciliation of the beginning and ending unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2025	2024	2023
Balance as of January 1	$219.1	$237.5	$212.1
Gross increases related to prior year tax positions	13.5	0.2	—
Gross decreases related to prior year tax positions	(12.4)	(3.1)	(1.5)
Gross increases related to current year tax positions	1.7	34.4	31.1
Settlements	(0.6)	(49.9)	(2.5)
Lapse of statute of limitations	—	—	(1.7)
Balance as of December 31	$221.3	$219.1	$237.5
As of December 31, 2025, 2024 and 2023, the Company had $174.9 million, $173.1 million, and $196.6 million, respectively, of unrecognized tax benefits, net of federal benefit, which, if recognized in the future, would affect the effective income tax rate. No reductions to unrecognized tax benefits, other than those classified as current liabilities as discussed below, from the lapse of the applicable statutes of limitations and potential audit settlements are expected during the next twelve months.
Estimated interest costs (income) and penalties (benefits) are classified as part of the provision for income taxes in the Company's consolidated statements of income and were $25.8 million, $(2.5) million, and $14.3 million, for the periods ended December 31, 2025, 2024, and 2023, respectively. Accrued interest and penalties were $111.8 million, $86.0 million, and $88.5 million as of December 31, 2025, 2024 and 2023, respectively.
The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Cboe operates:

U.S. Federal	2022-2025
California	2017-2025
Illinois	2022-2025
New York	2015-2025
New York City	2015-2025
Pennsylvania	2021-2024
United Kingdom	2022-2025
Netherlands	2019-2025
The Company is currently undergoing audit examinations by various taxing jurisdictions in the ordinary course. It is reasonably possible that these audits will be concluded with agreed upon adjustments which would result in additional tax payments for prior periods within the next twelve months. The Company believes that sufficient reserves have been established to cover any adjustments arising from tax examinations. However, the outcomes of these examinations remain uncertain. The Company has classified a portion of these amounts as accounts payable and accrued liabilities on its consolidated balance sheet as of December 31, 2025. This classification and the associated amount may change over the next twelve months, depending on when the Company finalizes agreements.
On July 4, 2025, President Trump signed into law “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA extends many of the Tax Cuts and Jobs Act provisions beyond 2025. The corporate provisions impacting the Company include repealing the phase out of bonus depreciation and reverting to 100% expensing of fixed asset additions, making the 33.34% deduction against foreign-derived eligible income permanent and repealing the requirement to capitalize and amortize U.S. research and development costs. The legislation has several effective dates, with some provisions taking effect in 2025 and others being implemented by 2027. These changes resulted in current year cash tax savings while having no significant impact to the effective tax rate for the year ended December 31, 2025.
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
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2025, 2024, and 2023 (in millions, except per share data):

	Year Ended December 31,
	2025	2024	2023
Basic earnings per share numerator:
Net income	$1,100.0	$764.9	$761.4
Net income allocated to participating securities	(5.2)	(3.9)	(3.9)
Net income allocated to common stockholders	$1,094.8	$761.0	$757.5
Basic earnings per share denominator:
Weighted average shares outstanding	104.7	105.1	105.8
Basic earnings per share	$10.46	$7.24	$7.16

Diluted earnings per share numerator:
Net income	$1,100.0	$764.9	$761.4
Net income allocated to participating securities	(5.2)	(3.9)	(3.9)
Net income allocated to common stockholders	$1,094.8	$761.0	$757.5
Diluted earnings per share denominator:
Weighted average shares outstanding	104.7	105.1	105.8
Dilutive common shares issued under stock program	0.4	0.4	0.4
Total dilutive weighted average shares	105.1	105.5	106.2
Diluted earnings per share	$10.42	$7.21	$7.13
For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share.
23.  COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Legal Proceedings
As of December 31, 2025, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.
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
As of December 31, 2025, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections, or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.
CAT Putative Class Action
A putative class action was filed on April 16, 2024 captioned Erik A. Davidson, John Restivo and National Center for Public Policy Research vs. Gary Gensler, SEC and CATLLC. Cboe and the Plan Participants are not parties to this litigation. The complaint alleges, among other things, that the SEC engaged in unlawful agency action and violated multiple provisions of the U.S. Constitution when it promulgated Rule 613 in 2012 mandating the creation and funding of the CAT. Plaintiffs’ motion for a preliminary injunction and stay was denied. On July 7, 2025, the U.S. District Court for the Western District of Texas ("Texas Federal District Court") granted the SEC's opposed motion to hold the case in abeyance and stay all deadlines until January 15, 2026. On January 15, 2026, the SEC filed a status report and an opposed Motion to Continue the Abeyance for an additional six months. On January 23, 2026, Plaintiffs filed a motion for class certification. On January 30, 2026, Plaintiffs filed a Renewed Motion for a Preliminary Injunction. On February 4, 2026, the Texas Federal District Court granted the SEC's opposed Motion to Continue the Abeyance until July 15, 2026. This challenge or any other challenge to the constitutionality of the CAT may delay CATLLC’s assessment of CAT fees to recover a portion of CAT costs. As a result, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT.
Citadel Petition for Review of SEC Temporary Conditional Exemptive Order
On July 17, 2024, Citadel filed a Petition for Review (“PFR”) of the SEC’s May 20, 2024 Order Granting A Temporary Conditional Exemption Pursuant to Section 36(a)(1) of the Exchange Act and Rule 608(e) of Regulation NMS Under the Exchange Act, Relating to the Reporting of Responses to Requests for Quotes and Other Solicitation Responses Provided in a Standard Electronic Format, as Required by Section 6.4(d) of the NMS Plan Governing the CAT (“CAT RFQ Exemptive Order”) in the 11th Circuit. The PFR does not identify any requested relief. On August 1, 2024, the 11th Circuit granted Citadel's July 19, 2024 unopposed motion to stay the PFR until a decision is issued in the CAT Funding Model Order litigation, which was also before the 11th Circuit. On September 11, 2024, the 11th Circuit granted motions filed by the Cboe U.S. national securities exchanges, the Nasdaq U.S. national securities exchanges, and CATLLC to intervene on behalf of the SEC. On July 25, 2025, the 11th Circuit issued an opinion in the CAT Funding Model Order litigation. The case has been removed from the 11th Circuit's mediation program and the parties are free to continue the litigation. This challenge or any other challenge to SEC Orders concerning the CAT may delay the CATLLC’s assessment of CAT fees to recover a portion of CAT costs. As a result, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT.
Citadel vs. CATLLC

On January 15, 2026, Citadel filed a Petition for Rulemaking ("PFRM") asking the SEC to address the question of how CATLLC may (or may not) use reserve funds. On January 16, 2026, Citadel filed a Complaint for Declaratory and Injunctive Relief against CATLLC in the U.S. District Court for the District of Columbia ("D.C. federal district court") asserting a claim for relief based on an alleged violation of the private non-delegation doctrine. On January 16, 2026, Citadel also filed a motion for a preliminary injunction asking the D.C. federal district court to bar CATLLC from using reserves to fund its operations until the SEC has ruled on Citadel’s PFRM. A hearing on Citadel's motion for a preliminary injunction was scheduled for February 19, 2026, which was continued in response to a letter that the SEC sent to Citadel in response to its PFRM. This challenge or any other challenge to the use of CATLLC reserves to fund its operations creates uncertainty about how CATLLC's ongoing operations will be funded and the Plan Participants may continue to incur significant costs until an amended funding model is in place, and/or it may result in them not being able to collect on promissory notes relating to the funding of the ongoing operation of the CAT.

Former Employee Litigation

On January 26, 2026, a former employee filed a complaint against the Company in the United States District Court for the District of Kansas (Jacqueline Craine v. Cboe Global Markets, Inc., Case No. 2:26-cv-2046) alleging wrongful termination, violations of the Family and Medical Leave Act of 1993, as well as the Sarbanes-Oxley Act for alleged retaliation for being a purported whistleblower of alleged accounting and operational control issues. The complaint seeks back pay, reinstatement or front pay, compensatory damages, punitive, liquidated, and/or special damages, pre- and post-judgment interest, and fees and costs. The Company previously investigated the allegations with the assistance of outside legal advisers and forensic consultants, and the investigation concluded that the allegations lacked merit. The Company disputes the complaint’s allegations and claims, and the Company plans to vigorously defend itself.

Other
As self-regulatory organizations under the jurisdiction of the SEC, Cboe Options, C2, BZX, BYX, EDGX, and EDGA are subject to routine reviews and inspections by the SEC. As designated contract markets under the jurisdiction of the CFTC, CFE and Cboe Digital Exchange are subject to routine rule enforcement reviews and examinations by the CFTC. As a derivatives clearing organization under the jurisdiction of the CFTC, Cboe Clear U.S. is also subject to routine audits and examinations by the CFTC. Cboe SEF, LLC is a swap execution facility registered with the CFTC and subject to routine rule enforcement reviews and examinations by the CFTC. Cboe Trading, BIDS Trading and Cboe Fixed Income are subject to reviews and inspections by FINRA. The Company has from time to time received inquiries and investigative requests from the SEC’s Division of Examinations, CFTC’s Division of Market Oversight, the CFTC's Division of Clearing and Risk, as well as the SEC Division of Enforcement and CFTC Division of Enforcement seeking information about the Company's or its subsidiaries' compliance with their respective obligations as self-regulatory organizations, as applicable under the federal securities laws and/or Commodity Exchange Act as well as members’ compliance with the federal securities laws and/or Commodity Exchange Act.

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
The Company is also currently a party to various other legal and regulatory proceedings in addition to those already mentioned. Management does not believe that the likely outcome of any of these other reviews, inspections, investigations, or other legal proceedings is expected to have a material impact on the Company’s financial position, results of operations, liquidity, or capital resources.
See Note 8 ("Credit Losses") for information on promissory notes related to the CAT. See also Note 21 ("Income Taxes") for information on tax examinations.
Contractual Obligations
The Company has contractual obligations related to licensing agreements with various licensors, some of which included fixed fees and/or variable fees calculated using agreed upon contracted rates and reported cleared volumes. Certain licensing agreements contain annual minimum fee requirements that total $14.6 million (excluding estimated variable fees) each year for the next five years. The Company is subject to annual minimum fee requirements under the January 29, 2024 addendum to its cloud services agreement, totaling $5.8 million to $6.9 million each year over the next four years.
See Note 14 ("Clearing Operations") for information on the clearinghouse exposure guarantees for Cboe Clear Europe and Cboe Clear U.S. See Note 24 ("Leases") for information on lease obligations.
24.  LEASES
The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of December 31, 2025. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the year ended December 31, 2025, $8.3 million of right of use assets and $8.3 million of lease liabilities were added related to new operating leases and existing lease extensions.
In May 2024, the Company entered into an agreement to amend its lease agreement for its Lenexa, Kansas office space. As part of the agreement, the lease term was reduced and ended on September 30, 2025. In consideration for the reduction in lease term, the Company agreed to pay a reduction fee totaling $1.3 million to be paid in two equal installments in May 2024 and September 2025. The amended lease agreement was treated as a full termination without an embedded option to terminate included in the original agreement. Upon the termination, the Company considered the present value of future lease payments and adjusted its right of use assets and lease liabilities balances accordingly based on the percentage reduction in the remaining lease term; the right of use assets decreased $10.3 million and the lease liabilities decreased $11.0 million, with the $0.7 million difference recorded as a gain on lease termination in other income (expense), net in the consolidated statements of income during the year ended December 31, 2024. The $1.3 million lease reduction payments are included in the present value of the lease liability balance along with normal rent payments and will be recognized through straight-line lease expense over the remaining term of the lease.
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

The following table presents the supplemental balance sheet information related to leases as of December 31, 2025 and 2024 (in millions):

	December 31, 2025	December 31, 2024
Operating lease right of use assets	$111.0	$124.5
Total leased assets	$111.0	$124.5

Current operating lease liabilities (1)	$26.9	$19.9
Non-current operating lease liabilities	120.9	138.4
Total leased liabilities	$147.8	$158.3
________________________________________________________
(1)These amounts are reflected within accounts payable and accrued liabilities in the consolidated balance sheets.
The following table presents operating lease costs and other information as of and for the years ended December 31, 2025 and 2024 (in millions, except as stated):

	December 31, 2025	December 31, 2024
Operating lease costs (1)	$37.9	$37.1

Lease term and discount rate information:
Weighted average remaining lease term (years)	6.9	7.6
Weighted average discount rate	3.6%	3.6%

Supplemental disclosure of cash transactions:
Cash paid for amounts included in the measurement of lease liabilities	$27.7	$27.2
Lease incentive for leasehold improvements	2.6	—
Supplemental disclosure of noncash activities:
Right of use assets obtained in exchange for lease liabilities	8.3	26.7
Reduction in lease liability due to remeasurement	(0.4)	(18.5)
________________________________________________________
(1)Includes short-term lease and variable lease costs, which are immaterial.
The total rent expense related to lease obligations, reflected in technology support services and facilities costs line items on the consolidated statements of income, for the years ended December 31, 2025, 2024, and 2023 were $37.9 million, $37.1 million, and $34.5 million, respectively.
The maturities of the lease liabilities are as follows as of December 31, 2025 (in millions):

December 31, 2025
2026	$31.6
2027	28.1
2028	25.9
2029	14.5
2030	14.8
After 2030	52.8
Total lease payments	$167.7
Less: Interest	(19.9)
Present value of lease liabilities	$147.8

25.  SUBSEQUENT EVENTS
In January 2026, the Company formally initiated the wind down of the CEDX exchange service following a comprehensive strategic review of its global operations. On January 9, 2026, CEDX issued a release to its market participants that Cboe NL is planning to wind down its CEDX exchange service. The CEDX exchange service will be decommissioned effective February 23, 2026.
On January 26, 2026, the Company announced the planned appointments of Scott Johnston as Executive Vice President, Chief Operating Officer, and Heidi Fischer as Executive Vice President, Global Head of Equities and Spot Markets. Mr. Johnston will take over chief operating duties from Chris Isaacson, Executive Vice President and Chief Operating Officer, who is retiring from his role effective March 6, 2026. Ms. Fischer will assume oversight of Cboe’s global cash equities and spot markets, which Mr. Isaacson also oversaw. Mr. Isaacson will continue to serve as an advisor to Cboe through the end of 2026.
On February 12 and 13, 2026, the Company’s Board of Directors and Compensation and Human Capital Committee, as applicable, approved granting $37.8 million of RSUs and $6.4 million of PSUs, with an effective date of February 19, 2026, to certain officers and employees at a fair value, based on the closing price of the Company’s stock on the pricing date of February 19, 2026. The shares will have a three year vesting period based on achievement of certain service, performance and/or market conditions and vesting accelerates upon the occurrence of a termination of employment following a change in control of the Company or in the event of earlier death, or disability.
On February 13, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.72 per share. The dividend is payable on March 13, 2026 to stockholders of record at the close of business on February 27, 2026.
Subsequent to the year ended December 31, 2025, from January 1, 2026 through February 18, 2026, the Company repurchased 11,500 shares of its common stock under its share repurchase program at an average cost per share of $269.59, for a total value of $3.1 million. As of February 18, 2026, the Company had $611.4 million of availability remaining under its existing share repurchase authorizations.
There have been no other subsequent events that would require disclosure in, or adjustment to, the consolidated financial statements as of and for the year ended December 31, 2025.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the Board of Directors.
No changes occurred in the Company’s internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on its assessment of the Company’s internal control over financial reporting, management believes that, as of December 31, 2025, internal control over financial reporting is effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 89.
Item 9B.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading agreement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders planned to be held on May 14, 2026, which will be filed within 120 days of the end of our fiscal year ended December 31, 2025 (“2026 Proxy Statement”) and is incorporated herein by reference. Information relating to our executive officers is included on pages 23 and 24 of this Annual Report on Form 10-K.
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
Item 11.    Executive Compensation
Information relating to our executive officer and director compensation and the Compensation and Human Capital Committee of our Board of Directors will be in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of our common stock, information relating to the security ownership of our management, and equity compensation plan information will be in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)Documents filed as part of this report
(1)Financial Statements
Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this report are included in this Annual Report on Form 10-K beginning at page 87. These consolidated financial statements are as follows:
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
•Notes to Consolidated Financial Statements
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
4.8
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-34774) filed on February 21, 2025.

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

10.2
Amendment and Restatement Agreement, dated June 24, 2025, by and among Cboe Clear Europe N.V., as borrower, Cboe Global Markets, Inc., as guarantor, Bank of America Europe Designated Activity Company, as co-ordinator and facility agent and Citibank N.A., London Branch as security agent relating to a Facility Agreement originally dated July 1, 2020, by and among the same parties (as previously amended and restated by way of an amendment and restatement agreement dated July 1, 2021, June 30, 2022, June 29, 2023, and June 25, 2024, respectively, and further amended and restated), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34771) filed on June 27, 2025.

10.3
Restated License Agreement, dated November 1, 1994, by and between Standard & Poor’s Financial Services LLC (as successor-in-interest to Standard & Poor’s, a division of McGraw-Hill, Inc.) and Cboe Exchange, Inc. (f/k/a Chicago Board Options Exchange, Incorporated) (the “S&P License Agreement”), incorporated by reference to Exhibit 10.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.4
Amendment No. 1 to the S&P License Agreement, dated January 15, 1995, incorporated by reference to Exhibit 10.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.5
Amendment No. 2 to the S&P License Agreement, dated April 1, 1998, incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.6
Amendment No. 3 to the S&P License Agreement, dated July 28, 2000, incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.7
Amendment No. 4 to the S&P License Agreement, dated October 27, 2000, incorporated by reference to Exhibit 10.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.8
Amendment No. 5 to the S&P License Agreement, dated March 1, 2003, incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.9
Amended and Restated Amendment No. 6 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.10
Amended and Restated Amendment No. 7 to the S&P License Agreement, dated February 24, 2009, incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.11
Amendment No. 8 to the S&P License Agreement, dated January 9, 2005, incorporated by reference to Exhibit 10.9 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.12
Amendment No. 10 to the S&P License Agreement, dated June 19, 2009, incorporated by reference to Exhibit 10.10 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 (File No. 333-140574) filed on April 12, 2010.+

10.13
Amendment No. 11 to the S&P License Agreement, dated as of April 29, 2010, incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 11, 2010.

10.14	Amendment No. 12 to the S&P License Agreement, dated March 9, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34774) filed on May 7, 2013.+
10.15
Amendment No. 12 to the S&P License Agreement, dated March 9, 2013 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34774) filed on August 4, 2023.+

10.16
Amendment No. 13 to the S&P License Agreement, dated as of December 21, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on December 22, 2017.+

10.17
Amendment No. 14 to the S&P License Agreement, dated December 20, 2018, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34774) filed on February 22, 2019.

10.18
Amendment No. 15 to the S&P License Agreement, dated January 25, 2019, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34774) filed on February 22, 2019.

10.19
Amendment No. 16 to the S&P License Agreement, made as of April 1, 2020, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-34774) filed on July 31, 2020.

10.20
Amendment No. 17 to the S&P License Agreement, made as of August 1, 2020, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 001-34774) filed on October 30, 2020.+

10.21
Amendment No. 18 to the S&P License Agreement, made as of October 26, 2021, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (File No. 001-34774) filed on October 29, 2021.+

10.22
Amendment No. 19 to the S&P License Agreement, effective as of February 23, 2022, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-34774) filed on April 29, 2022.

10.23
Amendment No. 20 to the S&P License Agreement, effective as of April 25, 2022, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-34774) filed on July 29, 2022.+

10.24
Amendment No. 21 to the S&P License Agreement, effective as of October 20, 2022, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 001-34774) filed on November 4, 2022.

10.25
Amendment No. 22 to the S&P License Agreement, effective as of September 1, 2022, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 001-34774) filed on November 4, 2022.+

10.26
Amendment No. 23 to the S&P License Agreement, effective as of May 31, 2024, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-34774) filed on August 2, 2024.+

10.27
Amendment No. 24 to the S&P License Agreement, effective as of September 1, 2024, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-34774) filed on November 1, 2024.+

10.28
Amendment No. 25 to the S&P License Agreement, effective as of February 21, 2025, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 001-34774) filed on May 2, 2025.

10.29
Form of Amended and Restated Director Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-34774) filed on August 4, 2017.

10.30
Form of Second Amended and Restated Director Indemnification Agreement, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34774) filed on February 16, 2024.

10.31
Offer Letter, dated September 18, 2023, between Cboe Global Markets, Inc. and Fredric J. Tomczyk, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on September 19, 2023.*

10.32
Relocation Benefits for Fredric J. Tomczyk, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34774) filed on February 16, 2024.*

10.33
Employment Agreement, dated May 1, 2025, by and between Cboe Global Markets, Inc. and Craig S. Donohue, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-34774) filed on August 1, 2025.*

10.34
Letter Agreement, dated May 1, 2025, between Cboe Global Markets, Inc. and Fredric J. Tomczyk, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-34774) filed on August 1, 2025.*

10.35
Letter Agreement, dated May 27, 2025, between Cboe Global Markets, Inc. and David Howson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 28, 2025.*

10.36
Cboe Global Markets, Inc. Supplemental Retirement Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-34774) filed on November 1, 2024.*

10.37
Cboe Global Markets, Inc. Deferred Compensation Plan for Officers, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-34774) filed on November 1, 2024.*

10.38
Cboe Global Markets, Inc. Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on February 12, 2021.*

10.39
First Amendment to the Cboe Global Markets, Inc. Amended & Restated Executive Severance Plan, dated September 18, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on September 19, 2023.*

10.40	Cboe Global Markets, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 18, 2018.*
10.41
Second Amended and Restated Cboe Global Markets, Inc. (f/k/a CBOE Holdings, Inc.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 24, 2016.*

10.42
Third Amended and Restated Cboe Global Markets, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on May 7, 2025.*

10.43
Cboe Global Markets, Inc. Director Equity Deferral Plan, as amended and restated, incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34774) filed on February 16, 2024.*

10.44
Form of 2023 Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023.*

10.45
Form of 2023 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023.*

10.46
Form of 2023 Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023.*

10.47
Form of 2023 Restricted Stock Unit Award Agreement without Retirement Vesting (relative total shareholder return), incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023.*

10.48
Form of 2023 Restricted Stock Unit Award Agreement without Retirement Vesting (earnings per share), incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-34774) filed on February 17, 2023.*

10.49
Restricted Stock Unit Award Agreement, dated October 12, 2023, for Fredric J. Tomczyk, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34774) filed on November 3, 2023.*

10.50
Form of 2023 Restricted Stock Unit Award Agreement with Vesting Dates, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on August 18, 2023.*

10.51
Form of 2023 Restricted Stock Unit Award Agreement without Retirement Vesting (3 Year Cliff Vest), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on August 18, 2023.*

10.52
Form of 2024 Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34774) filed on February 16, 2024.*

10.53
Form of 2024 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34774) filed on February 16, 2024.*

10.54
Form of 2024 Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.91 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34774) filed on February 16, 2024.*

10.55
Form of 2024 Restricted Stock Unit Award Agreement without Retirement Vesting (relative total shareholder return), incorporated by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34774) filed on February 16, 2024.*

10.56
Form of 2024 Restricted Stock Unit Award Agreement without Retirement Vesting (earnings per share), incorporated by reference to Exhibit 10.93 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34774) filed on February 16, 2024.*

10.57
Form of 2024 Restricted Stock Unit Award Agreement without Retirement Vesting (3 Year Cliff Vest), incorporated by reference to Exhibit 10.94 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34774) filed on February 16, 2024.*

10.58
Form of Restricted Stock Unit Award Agreement (for Non-employee US and CDN Directors), incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-34774) filed on February 21, 2025.*

10.59
Form of Restricted Stock Unit Award Agreement (for Non-employee CDN Directors), incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-34774) filed on February 21, 2025.*

10.60
Form of 2025 Restricted Stock Unit Award Agreement (for Executive Officers), incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-34774) filed on February 21, 2025.*

10.61
Form of 2025 Restricted Stock Unit Award Agreement (relative total shareholder return), incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-34774) filed on February 21, 2025.*

10.62
Form of 2025 Restricted Stock Unit Award Agreement (earnings per share), incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-34774) filed on February 21, 2025.*

10.63
Form of 2025 Restricted Stock Unit Award Agreement without Retirement Vesting (relative total shareholder return), incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-34774) filed on February 21, 2025.*

10.64
Form of 2025 Restricted Stock Unit Award Agreement without Retirement Vesting (earnings per share), incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-34774) filed on February 21, 2025.*

10.65
Form of 2025 Restricted Stock Unit Award Agreement without Retirement Vesting (3 Year Cliff Vest), incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-34774) filed on February 21, 2025.*

10.66
Form of 2025 Restricted Stock Unit Award Agreement for Fredric J. Tomczyk, incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-34774) filed on February 21, 2025.*

10.67
Form of 2025 Annual Restricted Stock Unit Award Agreement for Craig S. Donohue, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-34774) filed on August 1, 2025.*

10.68
Form of 2025 Annual Restricted Stock Unit Award Agreement for Craig S. Donohue (relative total shareholder return), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-34774) filed on August 1, 2025.*

10.69
Form of 2025 Annual Restricted Stock Unit Award Agreement for Craig S. Donohue (earnings per share), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-34774) filed on August 1, 2025.*

10.70
Form of 2025 Sign-On Restricted Stock Unit Award Agreement for Craig S. Donohue (3 year cliff vest), incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-34774) filed on August 1, 2025.*

10.71
Form of 2025 Sign-On Restricted Stock Unit Award Agreement for Craig S. Donohue (relative total shareholder return), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-34774) filed on August 1, 2025.*

10.72
Form of 2025 Sign-On Restricted Stock Unit Award Agreement for Craig S. Donohue (earnings per share), incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-34774) filed on August 1, 2025.*

10.73
Form of 2025 Restricted Stock Unit Award Agreement with Vesting Dates, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-34774) filed on August 1, 2025.*

10.74
Retirement and Consulting Agreement, effective as of January 26, 2026, between Cboe Global Markets, Inc. and Christopher A. Isaacson, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on January 26, 2026.*

10.75	Offer Letter to Scott Johnston, dated January 26, 2026 (filed herewith).*
10.76	Form of Restricted Stock Unit Award Agreement (for Non-employee US and CDN Directors) (filed herewith).*
10.77	Form of Restricted Stock Unit Award Agreement (for Non-employee CDN Directors) (filed herewith).*
10.78	Offer Letter to Robert Hocking, dated September 25, 2025 (filed herewith).*
10.79	Form of 2025 Restricted Stock Unit Award Agreement for Robert Hocking (filed herewith).*

10.80	Form of 2025 Restricted Stock Unit Award Agreement for Robert Hocking (relative total shareholder return) (filed herewith).*
10.81	Form of 2025 Restricted Stock Unit Award Agreement for Robert Hocking (earnings per share) (filed herewith).*
10.82	Offer Letter to Prashant Bhatia, dated August 19, 2025 (filed herewith).*
10.83	Form of 2025 Restricted Stock Unit Award Agreement for Prashant Bhatia (filed herewith).*
10.84	Form of 2025 Restricted Stock Unit Award Agreement for Prashant Bhatia (relative total shareholder return) (filed herewith).*
10.85	Form of 2025 Restricted Stock Unit Award Agreement for Prashant Bhatia (earnings per share) (filed herewith).*
10.86	Form of 2026 Restricted Stock Unit Award Agreement for Craig S. Donohue (filed herewith).*
10.87	Form of 2026 Restricted Stock Unit Award Agreement for Craig S. Donohue (relative total shareholder return) (filed herewith).*
10.88	Form of 2026 Restricted Stock Unit Award Agreement for Craig S. Donohue (earnings per share) (filed herewith).*
10.89	Form of 2026 Restricted Stock Unit Award Agreement (for Executive Officers) (filed herewith).*
10.90	Form of 2026 Restricted Stock Unit Award Agreement (relative total shareholder return) (filed herewith).*
10.91	Form of 2026 Restricted Stock Unit Award Agreement (earnings per share) (filed herewith).*
10.92	Form of 2026 Restricted Stock Unit Award Agreement without Retirement Vesting (relative total shareholder return) (filed herewith).*
10.93	Form of 2026 Restricted Stock Unit Award Agreement without Retirement Vesting (earnings per share) (filed herewith).*
10.94	Form of 2026 Restricted Stock Unit Award Agreement without Retirement Vesting (3 Year Cliff Vest) (filed herewith).*
10.95	Form of 2026 Restricted Stock Unit Award Agreement with shortened vesting (for Executive Officers) (filed herewith).*
19.1	Cboe Global Markets, Inc. and Subsidiaries Insider Trading Policy (filed herewith).
21.1	Subsidiaries of Cboe Global Markets, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1	Powers of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (filed herewith).
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
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
*Indicates Management Compensatory Plan, Contract, or Arrangement.
+Certain confidential portions (as indicated therein) of this exhibit have been omitted.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cboe Global Markets, Inc.
(Registrant)

Date: February 20, 2026	By:	/s/ Jill M. Griebenow
	Name:	Jill M. Griebenow
	Title:	Executive Vice President, Chief Financial
Officer (Principal Financial Officer)
POWERS OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig S. Donohue and Jill M. Griebenow, each as attorney-in-fact and agent, with full power of substitution and re-substitution, to sign on his or her behalf, individually and in any and all capacities, including the capacities stated below, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2025 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CRAIG S. DONOHUE	Chief Executive Officer, President and Director	February 20, 2026
Craig S. Donohue	(Principal Executive Officer)

/s/ JILL M. GRIEBENOW	Executive Vice President, Chief Financial Officer	February 20, 2026
Jill M. Griebenow	(Principal Financial Officer)

/s/ ALLEN L. WILKINSON	Senior Vice President, Chief Accounting Officer	February 20, 2026
Allen L. Wilkinson	(Principal Accounting Officer)

/s/ WILLIAM M. FARROW III	Chairman	February 20, 2026
William M. Farrow III

/s/ EDWARD J. FITZPATRICK	Director	February 20, 2026
Edward J. Fitzpatrick

/s/ IVAN K. FONG	Director	February 20, 2026
Ivan K. Fong

/s/ JANET P. FROETSCHER	Director	February 20, 2026
Janet P. Froetscher

/s/ JILL R. GOODMAN	Director	February 20, 2026
Jill R. Goodman

/s/ ERIN A. MANSFIELD	Director	February 20, 2026
Erin A. Mansfield

/s/ CECILIA H. MAO	Director	February 20, 2026
Cecilia H. Mao

SIGNATURE	TITLE	DATE

/s/ ALEXANDER J. MATTURRI, JR.	Director	February 20, 2026
Alexander J. Matturri, Jr.

/s/ JENNIFER J. McPEEK	Director	February 20, 2026
Jennifer J. McPeek

/s/ RODERICK A. PALMORE	Director	February 20, 2026
Roderick A. Palmore

/s/ JAMES E. PARISI	Director	February 20, 2026
James E. Parisi

/s/ FREDRIC J. TOMCZYK	Director	February 20, 2026
Fredric J. Tomczyk