Form 10-Q
period 2026-03-31
Cboe Global Markets, Inc.
filed 2026-05-01
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	April 24, 2026
Common Stock, par value $0.01 per share	104,653,784 shares

CERTAIN DEFINED TERMS
Throughout this document, unless otherwise specified or the context so requires:
•"Cboe,” “we,” “us,” “our” or “the Company” refers to Cboe Global Markets, Inc. and its subsidiaries.
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
•“BYX” refers to Cboe BYX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“C2” refers to Cboe C2 Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•"CAT" refers to the Consolidated Audit Trail.
•“Cboe Asia Pacific” refers to Cboe Asia Pacific Holdings Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Australia” refers to Cboe Australia Pty Ltd., a wholly-owned subsidiary of Cboe Global Markets, Inc.
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
•“Cboe Digital” refers to Cboe Digital Intermediate Holdings, LLC and its subsidiaries.
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
•“Cboe Japan” refers to Cboe Japan Ltd., a wholly-owned subsidiary of Cboe Global Markets, Inc.
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
•"SFT" refers to Securities Financing Transactions.
•“SPX” refers to our S&P 500 Index exchange-traded options products.
•“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
•“VIX futures” or “VIX options” or "Options on VIX futures" refers, as applicable, to our Cboe Volatility Index exchange-traded options and futures products.

TRADEMARK AND OTHER INFORMATION
Cboe®, Cboe Global Markets®, Cboe Volatility Index®, Cboe Clear®, Cboe Datashop®, Cboe Futures Exchange®, CFE®, Cboe Hanweck®, Cboe LIS®, Bats®, BIDS Trading®, BYX®, BZX®, EDGA®, EDGX®, Hybrid®, Life is Better with Options®, LiveVol®, MATCHNow®, NANO®, Options Institute®, Silexx®, VIX®, VIX1D®, and XSP® are registered trademarks, and Cboe BIDS EuropeSM, C2SM, Cboe Data VantageSM, Cboe TitaniumSM, Cboe TiSM, f(t)optionsSM, Trade AlertSM, Mag 10SM and Magnificent 10SM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks and DSPXSM is a service mark of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except par value data and share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,134.4	$2,216.5
Financial investments	35.9	36.1
Accounts receivable, net of $6.6 allowance for credit losses at March 31, 2026 and $6.8 at December 31, 2025	514.6	391.4
Margin deposits, default fund, and interoperability fund	3,443.9	1,618.2
Income taxes receivable	—	67.9
Other current assets (includes restricted cash of $34.5 at March 31, 2026 and $34.1 at December 31, 2025)	95.3	91.3
Total current assets	6,224.1	4,421.4

Investments	31.4	32.4
Property and equipment, net	137.4	133.1
Operating lease right of use assets	105.1	111.0
Goodwill	3,142.4	3,150.5
Intangible assets, net	1,274.6	1,297.2
Other assets, net	155.6	159.7
Total assets	$11,070.6	$9,305.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$332.8	$686.9
Current portion of long-term debt	649.5	—
Section 31 fees payable	0.2	0.2
Deferred revenue	16.8	6.9
Margin deposits, default fund, and interoperability fund	3,443.9	1,618.2
Income taxes payable	50.4	50.1
Total current liabilities	4,493.6	2,362.3

Long-term debt	793.9	1,442.9
Non-current unrecognized tax benefits	22.0	15.8
Deferred income taxes	233.0	185.3
Non-current operating lease liabilities	114.6	120.9
Other non-current liabilities	40.0	39.8
Total liabilities	5,697.1	4,167.0
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 104,927,308 and 104,673,700 shares issued and outstanding, respectively at March 31, 2026 and 104,654,764 and 104,647,739 shares issued and outstanding, respectively at December 31, 2025	1.0	1.0
Common stock in treasury, at cost: 253,608 shares at March 31, 2026 and 7,025 shares at December 31, 2025	(75.1)	(1.5)
Additional paid-in capital	1,583.0	1,565.1
Retained earnings	3,853.5	3,543.6
Accumulated other comprehensive income, net	11.1	30.1
Total stockholders’ equity	5,373.5	5,138.3
Total liabilities and stockholders’ equity	$11,070.6	$9,305.3
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Cash and spot markets	$482.2	$500.9
Data Vantage	181.3	152.5
Derivatives markets	609.3	541.6
Total revenues	1,272.8	1,195.0
Cost of revenues:
Liquidity payments	446.1	394.8
Routing and clearing	20.0	19.6
Regulatory fees cost of revenues	—	153.1
Royalty fees and other cost of revenues	77.8	62.3
Total cost of revenues	543.9	629.8
Revenues less cost of revenues	728.9	565.2
Operating expenses:
Compensation and benefits	127.9	116.2
Depreciation and amortization	29.5	30.3
Technology support services	27.6	25.6
Professional fees and outside services	18.3	20.8
Travel and promotional expenses	8.0	6.4
Facilities costs	6.2	6.2
Acquisition-related costs	—	0.2
Other expenses	5.8	5.6
Total operating expenses	223.3	211.3
Operating income	505.6	353.9
Non-operating income (expense):
Interest expense	(13.3)	(12.8)
Interest income	17.7	8.4
Loss on investments, net	(0.7)	(3.3)
Other income, net	6.2	4.0
Income before income tax provision	515.5	350.2
Income tax provision	129.8	99.6
Net income	385.7	250.6
Net income allocated to participating securities	(1.6)	(1.2)
Net income allocated to common stockholders	$384.1	$249.4
Basic earnings per share	$3.67	$2.38
Diluted earnings per share	3.66	2.37

Basic weighted average shares outstanding	104.7	104.7
Diluted weighted average shares outstanding	105.0	105.1
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$385.7	$250.6
Other comprehensive (loss) income:
Foreign currency translation adjustments	(19.0)	23.6
Comprehensive income	366.7	274.2
Net income allocated to participating securities	(1.6)	(1.2)
Comprehensive income allocated to common stockholders, net of income tax	$365.1	$273.0
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2026 and March 31, 2025
(unaudited)
(in millions, except per share amounts)

	Preferred stock	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2025	$—	$1.0	$(1.5)	$1,565.1	$3,543.6	$30.1	$5,138.3
Cash dividends on common stock of $0.72 per share	—	—	—	—	(75.8)	—	(75.8)
Stock-based compensation	—	—	—	12.9	—	—	12.9
Repurchases of common stock from employee stock plans	—	—	(28.5)	—	—	—	(28.5)
Purchase of common stock	—	—	(45.1)	—	—	—	(45.1)
Shares issued under employee stock purchase plan	—	—	—	5.0	—	—	5.0
Net income	—	—	—	—	385.7	—	385.7
Other comprehensive loss	—	—	—	—	—	(19.0)	(19.0)
Balance at March 31, 2026	$—	$1.0	$(75.1)	$1,583.0	$3,853.5	$11.1	$5,373.5

	Preferred stock	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at December 31, 2024	$—	$1.0	$(1.4)	$1,512.5	$2,815.9	$(48.4)	$4,279.6
Cash dividends on common stock of $0.63 per share	—	—	—	—	(66.4)	—	(66.4)
Stock-based compensation	—	—	—	12.4	—	—	12.4
Repurchases of common stock from employee stock plans	—	—	(22.9)	—	—	—	(22.9)
Purchase of common stock	—	—	(30.0)	—	—	—	(30.0)
Shares issued under employee stock purchase plan	—	—	—	5.2	—	—	5.2
Net income	—	—	—	—	250.6	—	250.6
Other comprehensive income	—	—	—	—	—	23.6	23.6
Balance at March 31, 2025	$—	$1.0	$(54.3)	$1,530.1	$3,000.1	$(24.8)	$4,452.1
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$385.7	$250.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	29.5	30.3
Provision (benefit) for deferred income taxes	48.9	(6.2)
Stock-based compensation expense	12.9	12.4
Equity loss on investments	—	2.9
Other (gain) loss adjustments, net	(0.1)	(4.8)
Changes in assets and liabilities:
Accounts receivable	(129.7)	(40.9)
Restricted cash and cash equivalents and customer bank deposits (included in margin deposits, default fund, and interoperability fund)	1,878.0	659.1
Income taxes receivable	67.8	72.4
Other current assets	(3.6)	(7.1)
Other assets	5.4	8.7
Accounts payable and accrued liabilities	(351.7)	(69.1)
Section 31 fees payable	—	(27.2)
Deferred revenue	9.8	6.9
Income taxes payable	0.2	6.3
Unrecognized tax benefits	6.2	19.2
Other liabilities	0.7	(0.6)
Net cash flows provided by operating activities	1,960.0	912.9
Cash flows from investing activities:
Purchases of available-for-sale financial investments	—	(77.7)
Proceeds from maturities of available-for-sale financial investments	—	70.3
Proceeds from investments	1.5	4.6
Proceeds from sale of intangible assets	—	0.3
Contributions to investments	—	(2.5)
Purchases of property and equipment and leasehold improvements, net	(19.2)	(14.7)
Net cash flows used in investing activities	(17.7)	(19.7)
Cash flows used in financing activities:
Cash dividends on common stock	(75.8)	(66.4)
Repurchases of common stock from employee stock plans	(28.5)	(22.9)
Shares issued under employee stock purchase plan	5.0	4.8
Purchase of common stock, including commissions and excise taxes	(40.9)	(30.0)
Net cash flows used in financing activities	(140.2)	(114.5)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(58.1)	125.7
Increase in cash, cash equivalents, and restricted cash and cash equivalents	1,744.0	904.4
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	3,868.8	1,765.8
End of period	$5,612.8	$2,670.2
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$2,134.4	$1,042.2
Restricted cash and cash equivalents (included in margin deposits, default fund, and interoperability fund)	3,442.6	1,618.9
Restricted cash and cash equivalents (included in cash and cash equivalents)	—	5.0
Restricted cash and cash equivalents (included in other current assets)	34.5	—
Customer bank deposits (included in margin deposits, default fund, and interoperability fund)	1.3	4.1
Total	$5,612.8	$2,670.2
Supplemental disclosure of cash transactions:
Cash paid for income taxes, net of refunds	$320.7	$8.0
Cash paid for interest	28.6	26.7
Supplemental disclosure of noncash financing activities:
Unsettled purchases of common stock	$4.2	$—
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1.    ORGANIZATION AND BASIS OF PRESENTATION
Cboe Global Markets, Inc. is a leading global markets operator with a long history of innovation in equity derivatives. Since launching the world's first listed options exchange in 1973, Cboe has pioneered landmark products, including the introduction of S&P 500® index options and the creation of the VIX® Index, the world's leading gauge of market volatility, reshaping how investors manage risk and access opportunity. Today, Cboe operates derivatives, equities, and FX markets, providing trading, clearing, and investment solutions for customers worldwide.
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
The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Hong Kong, Kansas City, London, Manila, New York, Sarasota Springs, Singapore, Sydney, Tokyo, and Toronto.
Basis of Presentation
These interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP as established by the FASB for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses. On an ongoing basis, management evaluates its estimates based upon historical experience, observance of trends, information available from outside sources, and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or assumptions.
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
Recent Accounting Pronouncements – Adopted
In July 2025, the FASB issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides optional relief by providing entities with a practical expedient and private companies an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. For public entities, the update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2025. The Company adopted the update for the condensed consolidated financial statements issued for the three months ended March 31, 2026. As of March 31, 2026, the Company did not elect the practical expedient and the update's policy election for private companies is not applicable to the Company. Adoption of ASU 2025-05 does not have a material impact on the Company’s condensed consolidated financial statements.
There were no other applicable material accounting pronouncements that have been adopted during the three month period ended March 31, 2026.
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
On March 6, 2024, the SEC adopted new Climate Disclosure Rules, which would have required companies to publish information that describes the climate-related risks that are reasonably likely to have a material impact on a company’s business or consolidated financial statements. The final rules would have required companies to disclose material climate-related risks, activities to mitigate or adapt to such risks, information about the companies’ board of directors’ oversight of climate-related risks and management’s role in managing climate-related risks, and information on any climate-related targets or goals that are material to the companies’ business, results of operations or financial condition. On March 15, 2024, the U.S. Court of Appeals for the Fifth Circuit granted an administrative stay of the SEC’s final Climate Disclosure Rules, in response to legal challenges unaffiliated with the Company. On March 27, 2025, the SEC voted to end its defense of its Climate Disclosure Rules. On April 24, 2025, the U.S. Court of Appeals for the Eighth Circuit (the “Court”) granted an order to hold in abeyance the cases regarding the validity of the SEC's final Climate Disclosure Rules. On September 12, 2025, the Court issued an order continuing the abeyance until the SEC reconsiders the Climate Disclosure Rules via notice-and-comment or renews its defense of the Climate Disclosure Rules. The Company will continue to monitor updates to the Climate Disclosure Rules and potential impacts on the consolidated financial statements.
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
There were no other recent applicable material accounting pronouncements that have been issued, but not yet adopted as of March 31, 2026.
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
•Other revenue – Other revenue primarily includes interest income from investments (including from investments of margin deposits, default fund, and interoperability fund deposits) from clearing operations, all fees related to the trade reporting facility operated in the Europe and Asia Pacific segment, and listing fees.

All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers, with the exception of interest income from clearing operations included within other revenue. The following table depicts the disaggregated revenue contract types listed above within each respective financial statement caption in the condensed consolidated statements of income (in millions):

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Three Months Ended March 31, 2026
Transaction and clearing fees	$436.9	$—	$589.5	$1,026.4
Access and capacity fees	—	113.2	—	113.2
Market data fees	15.7	67.1	9.0	91.8
Regulatory fees	0.3	—	10.1	10.4
Other revenue	29.3	1.0	0.7	31.0
	$482.2	$181.3	$609.3	$1,272.8

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Three Months Ended March 31, 2025
Transaction and clearing fees	$341.0	$—	$491.6	$832.6
Access and capacity fees	—	97.8	—	97.8
Market data fees	15.7	54.0	8.1	77.8
Regulatory fees	120.7	—	41.1	161.8
Other revenue	23.5	0.7	0.8	25.0
	$500.9	$152.5	$541.6	$1,195.0
The following table depicts the disaggregation of revenue according to segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Total
Three Months Ended March 31, 2026
Transaction and clearing fees	$559.2	$342.0	$68.6	$30.3	$26.3	$1,026.4
Access and capacity fees	53.4	38.7	12.1	5.8	3.2	113.2
Market data fees	44.1	32.7	11.8	2.8	0.4	91.8
Regulatory fees	10.1	0.3	—	—	—	10.4
Other revenue	1.6	2.0	26.9	—	0.5	31.0
	$668.4	$415.7	$119.4	$38.9	$30.4	$1,272.8
Timing of revenue recognition
Services transferred at a point in time	$570.9	$344.3	$95.5	$30.3	$26.8	$1,067.8
Services transferred over time	97.5	71.4	23.9	8.6	3.6	205.0
	$668.4	$415.7	$119.4	$38.9	$30.4	$1,272.8

Three Months Ended March 31, 2025
Transaction and clearing fees	$464.5	$271.7	$50.8	$27.1	$18.5	$832.6
Access and capacity fees	44.0	34.5	10.9	5.6	2.8	97.8
Market data fees	33.6	31.0	10.3	2.5	0.4	77.8
Regulatory fees	41.1	120.7	—	—	—	161.8
Other revenue	1.4	2.2	21.1	0.1	0.2	25.0
	$584.6	$460.1	$93.1	$35.3	$21.9	$1,195.0
Timing of revenue recognition
Services transferred at a point in time	$507.0	$394.6	$71.9	$27.2	$18.7	$1,019.4
Services transferred over time	77.6	65.5	21.2	8.1	3.2	175.6
	$584.6	$460.1	$93.1	$35.3	$21.9	$1,195.0

Contract liabilities as of March 31, 2026 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance is shown below (in millions):

	Balance at December 31, 2025	Cash Additions	Revenue Recognized	Balance at March 31, 2026
Liquidity provider sliding scale (1)	$2.4	$4.8	$(1.8)	$5.4
Other, net (2)	4.5	11.5	(4.6)	11.4
Total deferred revenue	$6.9	$16.3	$(6.4)	$16.8
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
3.    ACQUISITIONS
Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company did not incur acquisition-related costs during the three months ended March 31, 2026. The Company incurred $0.2 million of acquisition-related costs during the three months ended March 31, 2025, primarily related to compensation, professional fees, and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.
4.    INVESTMENTS
As of March 31, 2026 and December 31, 2025, the Company’s investments were comprised of the following (in millions):

	March 31, 2026	December 31, 2025
Equity method investments:
Investment in 7Ridge Investments 3 LP	$1.5	$1.5
Total equity method investments	1.5	1.5

Other equity investments:
Investment in CSD BR	10.3	10.3
Investment in Eris Innovations Holdings, LLC	9.5	9.5
Investment in Talos Global, Inc.	5.0	5.0
Investment in Vest Group Inc.	2.9	2.9
Investment in OCC	0.3	0.3
Other equity investments	1.9	2.9
Total other equity investments	29.9	30.9

Total investments	$31.4	$32.4
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
The Company’s interest in the 7Ridge Fund is equal to the carrying value of the investment as of March 31, 2026, or $1.5 million, inclusive of the Company’s share of 7Ridge Fund’s profit or loss. The carrying value of the investment is included in investments within the condensed consolidated balance sheets. The Company’s maximum loss exposure, in the unlikely event that all of the VIE’s assets become worthless, is limited to the carrying value of the Company’s investment.

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
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026	December 31, 2025
Construction in progress	$3.9	$1.6
Furniture, equipment, and leasehold improvements	356.9	347.9
Total property and equipment	360.8	349.5
Less accumulated depreciation	(223.4)	(216.4)
Property and equipment, net	$137.4	$133.1
Depreciation expense using the straight-line method was $10.5 million and $9.4 million for the three months ended March 31, 2026 and 2025, respectively.
On July 23, 2025, the Company announced its decision to wind down Cboe's Japanese equities business, including the operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform. The Company suspended operations for these businesses on August 29, 2025, and formally closed these businesses following regulatory approval on March 23, 2026 to discontinue its Financial Instruments Business registration. As a result, the Company recorded an impairment charge of $1.8 million related to fixed assets in the consolidated statements of income for the three and twelve months ended December 31, 2025.
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
On September 6, 2023, the SEC issued an order approving an amendment to the CAT Plan to implement a revised funding model (“CAT Funding Model”) for CATLLC to fund the CAT. The CAT Funding Model contemplated two categories of CAT fees calculated based on the “executed equivalent shares” of transactions in eligible securities: (i) CAT fees assessed by CATLLC to Industry Members who are CAT Executing Brokers (the brokers responsible for executing each side of the transaction) to recover a portion of historical CAT costs previously funded by monies loaned to CATLLC by the Plan Participants; and (ii) CAT fees assessed by CATLLC to CAT Executing Brokers and Plan Participants to fund prospective CAT costs. On October 17, 2023, Citadel Securities, LLC, and the American Securities Association filed a petition for review of the CAT Funding Model in the U.S. Court of Appeals for the 11th Circuit ("11th Circuit"). The 11th Circuit vacated the CAT Funding Model order in July 2025. After the CAT Funding Model order was vacated and the 11th Circuit's order became effective at the end of November 2025, CATLLC could no longer collect the fees that it previously collected. However, on September 5, 2025, CATLLC filed with the SEC a proposed amendment to the CAT Plan to implement a revised funding model for CATLLC to fund the CAT ("Revised CAT Funding Model"). The SEC approved this proposal for the Revised CAT Funding Model on March 16, 2026. The Plan Participants intend to submit rule filings to the SEC to begin collecting fees from Industry Members to recoup historical costs and to cover prospective costs pursuant to the Revised CAT Funding Model. On March 25, 2026, Citadel Securities, LLC and the American Securities Association filed a petition for review of the Revised CAT Funding Model in the 11th Circuit. On March 27, 2026, the SEC approved an amendment to the CAT Plan to implement certain cost savings measures, and the Company plans to continue to explore potential ways to reduce the costs of operating the CAT while maintaining core regulatory functionality. If the Revised CAT Funding Model is vacated and there is no funding mechanism for CATLLC, the Plan Participants may incur additional significant costs related to the historical, current, and future funding of the implementation and operation of the CAT, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT.
The allowance for notes receivable credit losses associated with the CAT is calculated using a methodology that is primarily based on the structure of the notes and various potential outcomes under the CAT Funding Model. See Note 21 ("Commitments, Contingencies, and Guarantees") for more information.
The following represents the changes in allowance for credit losses during the three months ended March 31, 2026 (in millions):

	Allowance for notes receivable credit losses	Allowance for accounts receivable credit losses	Total allowance for credit losses
Balance at December 31, 2025	$30.1	$6.8	$36.9
Current period benefit of expected credit losses	—	(0.2)	(0.2)
Write-offs charged against the allowance	—	—	—
Recoveries collected	—	—	—
Balance at March 31, 2026	$30.1	$6.6	$36.7
7.    OTHER ASSETS, NET
Other assets, net consisted of the following as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026	December 31, 2025
Software development work in progress	$13.8	$12.0
Data processing software	138.3	137.0
Less accumulated depreciation and amortization	(103.8)	(101.9)
Data processing software, net	48.3	47.1
Long-term notes receivable, net (1)	97.2	102.1
Other assets (2)	10.1	10.5
Other assets, net	$155.6	$159.7
___________________________
(1)This balance primarily consists of the long-term notes receivable related to the CAT, net of allowance. In the first quarter of 2026, the Company reclassified $4.9 million of long-term notes receivable to other current assets within the condensed consolidated balance sheets. See Note 6 ("Credit Losses") for more information.
(2)This balance consists primarily of deferred tax assets and long-term prepaid assets.
Amortization expense related to data processing software was $2.3 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively.
On July 23, 2025, the Company announced its decision to wind down Cboe's Japanese equities business, including the operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform. The Company suspended operations for these businesses on August 29, 2025, and formally closed these businesses following regulatory approval on March 23, 2026 to discontinue its Financial Instruments Business registration. As a result, the Company recorded an impairment charge of $2.7 million related to data processing software for the three and nine months ended September 30, 2025.
In January 2026, the Company formally initiated the wind down of the CEDX exchange service following a comprehensive strategic review of its global operations. As a result, the Company recorded an impairment charge of $5.6 million related to data processing software and prepaid expenses in the consolidated statements of income for the three and twelve months ended December 31, 2025.

8.    GOODWILL, INTANGIBLE ASSETS, NET, AND DIGITAL ASSETS HELD
The following table presents the details of goodwill by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Total
Balance as of December 31, 2025	$306.0	$1,998.1	$579.0	$267.4	$3,150.5
Changes in foreign currency exchange rates	—	(2.5)	(5.6)	—	(8.1)
Balance as of March 31, 2026	$306.0	$1,995.6	$573.4	$267.4	$3,142.4
Goodwill has been allocated to specific reporting units for purposes of impairment testing: Options, North American Equities, Europe and Asia Pacific, and Global FX. No goodwill has been allocated to the Futures segment. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.
The following table presents the details of the intangible assets by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Total
Balance as of December 31, 2025	$119.9	$824.6	$318.1	$34.6	$1,297.2
Amortization	(1.5)	(9.5)	(3.5)	(2.2)	(16.7)
Changes in foreign currency exchange rates	—	(0.8)	(4.8)	—	(5.6)
Remeasurement to fair value	—	(0.3)	—	—	(0.3)
Balance as of March 31, 2026	$118.4	$814.0	$309.8	$32.4	$1,274.6
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
On July 23, 2025, the Company announced its decision to wind down Cboe’s Japanese equities business, including the operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform. The Company suspended operations for these businesses on August 29, 2025 and formally closed these businesses following regulatory approval on March 23, 2026 to discontinue its Financial Instruments Business registration. As a result, the Company recorded an additional impairment charge of $1.8 million related to indefinite-lived intangible assets for the three and nine months ended September 30, 2025. The Company recorded impairment charges totaling $18.9 million related to intangible assets in the Europe and Asia Pacific reporting unit for the year ended December 31, 2025.
For the three months ended March 31, 2026 and 2025, amortization expense was $16.7 million and $18.4 million, respectively. The estimated future amortization expense is $45.9 million for the remainder of 2026, $55.7 million for 2027, $50.1 million for 2028, $45.5 million for 2029, and $40.3 million for 2030.

Intangible assets have been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, and Global FX. No intangible assets have been allocated to the Futures segment. Indefinite-lived intangibles impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. The following tables present the categories of intangible assets by segment as of March 31, 2026 and December 31, 2025 (in millions, except as stated):

	March 31, 2026				Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX
Trading registrations and licenses	$95.5	$586.7	$215.0	$—	Indefinite
Customer relationships	46.6	411.3	202.2	140.0	13
Market data customer relationships	53.6	322.0	63.9	64.4	6
Technology	27.9	55.3	35.1	22.5	6
Trademarks and tradenames	12.9	8.1	2.5	1.2	4
Digital assets held	—	0.4	—	—	Indefinite
Accumulated amortization	(118.1)	(569.8)	(208.9)	(195.7)
	$118.4	$814.0	$309.8	$32.4

	December 31, 2025				Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX
Trading registrations and licenses	$95.5	$586.9	$219.4	$—	Indefinite
Customer relationships	46.6	412.1	204.7	140.0	13
Market data customer relationships	53.6	322.0	65.1	64.4	6
Technology	27.9	55.5	35.7	22.5	6
Trademarks and tradenames	12.9	8.2	2.5	1.2	4
Digital assets held	—	0.7	—	—	Indefinite
Accumulated amortization	(116.6)	(560.8)	(209.3)	(193.5)
	$119.9	$824.6	$318.1	$34.6
Digital Assets Held
In October 2022, the Company, through its wholly-owned subsidiary Cboe Netherlands Services Company B.V., entered into a Data Provider Agreement with Pyth Data Association (“Pyth”) to create a data feed and begin publishing limited derived equities market data for certain symbols from EDGA on the Pyth Network, a decentralized financial market data distribution platform for aggregated data. In exchange, Pyth granted Cboe Netherlands Services Company B.V. 16,666,666 restricted PYTH tokens which unlock annually over a four-year period in equal tranches; the first and second 25% tranches of PYTH tokens unlocked in May 2024 and 2025, respectively. The PYTH tokens, which are included within intangible assets, net in the condensed consolidated balance sheets and digital assets held within the categories of intangible assets by segment tables above, are carried at fair value with remeasurements in fair value recognized within loss on investments, net on the condensed consolidated statements of income.
The Company has earned additional PYTH tokens by continuing to provide data to the Pyth Network through various Pyth Reward Programs that have run since May 2023. During the three months ended March 31, 2026, the Company did not sell any PYTH tokens but did remeasure the tokens to fair value, resulting in a $0.3 million loss within loss on investments, net on the condensed consolidated statements of income. During the three months ended March 31, 2025, the Company sold 1.2 million PYTH tokens and recognized a $0.3 million gain within loss on investments, net on the condensed consolidated statements of income. Through March 31, 2026, the Company earned approximately 1,290,000 additional PYTH tokens via the Pyth Reward Programs. The Company recorded additional intangible assets and immaterial revenue based on the token's fair value when earned.

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026	December 31, 2025
Compensation and benefit-related liabilities	$31.7	$109.7
Royalties	62.0	59.0
Accrued liabilities	62.9	56.6
Current operating lease liabilities	26.6	26.9
Rebates payable	107.4	85.2
Marketing fee payable	19.6	16.1
Current unrecognized tax benefits	3.2	317.3
Accounts payable	19.4	16.1
Total accounts payable and accrued liabilities	$332.8	$686.9
10.    DEBT
The Company’s debt consisted of the following as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026	December 31, 2025
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	$649.5	$649.3
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	496.5	496.3
$300 million fixed rate Senior Notes due March 2032, stated rate of 3.000%	297.4	297.3
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Total debt	$1,443.4	$1,442.9
As of March 31, 2026, the 3.650% Senior Notes due January 2027 were reclassified from long-term debt to current portion of long-term debt on the condensed consolidated balance sheets as of March 31, 2026.
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
Indenture
Under the Indenture, the Company may issue debt securities, which includes the Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At March 31, 2026, the Company was in compliance with these covenants.
Revolving Credit Agreement
On February 25, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which amended and restated the prior revolving credit agreement.
The Revolving Credit Agreement provides for a senior unsecured $400 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swingline sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $200 million, for a total of $600 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of March 31, 2026, no subsidiaries were designated as additional borrowers.
Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of March 31, 2026, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at March 31, 2026, $400 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.
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
Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on February 25, 2027, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries, and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.25 to 1.00 on one occasion and 4.00 to 1.00 on another occasion, in each case, for four consecutive fiscal quarters; provided that, prior to the exercise of the second such financial covenant step-up, the maximum consolidated leverage ratio shall have returned to a level of 3.50 to 1.00 for at least two consecutive fiscal quarters. At March 31, 2026, the Company was in compliance with these covenants and did not exercise the financial covenant step-up.
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
Borrowings under the Facility are secured by cash, eligible government bonds and eligible equity assets deposited by Cboe Clear Europe into secured accounts. In addition, Cboe Clear Europe must ensure that at all times the aggregate of (a) each clearing member's contribution to the relevant default fund, (b) each clearing member's margin amount and (c) any cash equities purchased using the proceeds of the assets described in (a) and (b), less the amount of any such clearing member contribution, margin amount or cash equities which have been transferred to (or secured in favor of) any provider of settlement or custody services to Cboe Clear Europe, is not less than €500 million.
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
As of March 31, 2026, no borrowings were outstanding under the Facility. Accordingly, at March 31, 2026, €1.2 billion of borrowing capacity was available for the purposes permitted by the Facility. At March 31, 2026, the Company and Cboe Clear Europe were in compliance with applicable covenants.

Notes Payments and Contractual Interest
The future expected repayments related to the Senior Notes as of March 31, 2026 are as follows (in millions):

Remainder of 2026	$—
2027	650.0
2028	—
2029	—
2030	500.0
Thereafter	300.0
Principal amounts repayable	1,450.0
Debt issuance costs	(4.0)
Unamortized discounts on notes	(2.6)
Total debt outstanding	$1,443.4
Interest, commitment, and other relevant fees, subject to the specific terms of the debt obligation, are recognized as incurred in interest expense in the condensed consolidated statements of income.
Components of interest (income) expense, net recognized in the condensed consolidated statements of income for the three months ended March 31, 2026 and 2025 are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Components of interest expense:
Contractual interest	$12.7	$12.2
Amortization of debt discount and issuance costs	0.6	0.6
Interest expense	$13.3	$12.8
Interest income	(17.7)	(8.4)
Interest (income) expense, net	$(4.4)	$4.4
11.    ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
The following represents the changes in accumulated other comprehensive income, net by component (in millions):

	Foreign Currency Translation Adjustment	Post-Retirement Benefits, Net	Accumulated Other Comprehensive Income, Net
Balance at December 31, 2025	$29.7	$0.4	$30.1
Other comprehensive loss	(19.0)	—	(19.0)
Balance at March 31, 2026	$10.7	$0.4	$11.1
12.    CLEARING OPERATIONS
Cboe operates two clearinghouses, Cboe Clear Europe and Cboe Clear U.S., each of which acts as a central counterparty that provides clearing and settlement services.
Cboe Clear Europe
Cboe Clear Europe is a European equities central counterparty that provides post-trade services to stock exchanges, multilateral trading facilities ("MTFs"), over-the-counter (“OTC”) equities trades, and equity derivatives exchanges (until February 20, 2026). Cboe Clear Europe clears equities from nineteen European markets, as well as Depositary Receipts, ETFs, and equity-like instruments. In addition, until February 20, 2026, Cboe Clear Europe cleared equity derivatives in ten European markets, including derivatives on index futures, index options, and single stock options. Cboe Clear Europe also offers clearing services in respect of European securities financing transactions ("SFTs") in cash equities and ETFs, acting as the central counterparty to both securities lenders and borrowers for SFTs.
Cboe Clear Europe only assumes the guarantor role if it has an equal and offsetting claim against a clearing member. Cboe Clear Europe, with respect to SFT services, utilizes The Bank of New York Mellon Corporation and J.P. Morgan as Tri-

Party Collateral Agents for non-cash collateral, central and correspondent banks for the exchange of cash collateral, while Pirum serves as the transmitter of transactions and post-trade lifecycle events on behalf of clearing members. For the period ended March 31, 2026, there have been no events of default for which a liability is required to be recognized in accordance with GAAP.
Cboe Clear Europe Clearing Member Deposits
Cboe Clear Europe generally requires all clearing members to deposit collateral to help mitigate Cboe Clear Europe’s exposure to credit risk in the event that a clearing member fails to meet a financial or contractual obligation.
Margin Deposits
Margin deposits, which are predominantly in the form of cash and cash equivalents, are deposits made by each clearing member to Cboe Clear Europe to cover the credit risk of its failure to fulfill its obligations in the trade. Cboe Clear Europe maintains and manages all cash deposits related to margin deposits. Substantially all risks and rewards of cash and cash equivalents margin deposit ownership, including net interest income, belong to Cboe Clear Europe and are recorded in cash and spot markets on the condensed consolidated statements of income. In the event of a default, Cboe Clear Europe can access the defaulting participant’s margin deposits to cover the defaulting member's losses. For more information, see “Default and Liquidity Waterfalls” below.
Default Fund
The default fund mutualizes the risk of default among all clearing members. Depending on their membership, clearing members contribute to the cash-equity and/or derivatives segment of the default fund. Although the entire default fund is available to cover potential losses in the event that the margin deposits and the default fund deposits of a defaulting clearing member are inadequate to fulfill that clearing member's outstanding financial obligations, the default fund first uses the product class segment of the default fund in which the defaulting members were active (see “Default and Liquidity Waterfalls” below). In the event of a default, Cboe Clear Europe is generally required to liquidate the defaulting clearing member's open positions. To the extent that the positions remain open, Cboe Clear Europe is required to assume the defaulting clearing member's obligations related to the open positions. Clearing members are required to make contributions to the default fund that are proportional to their risk exposure in the form of cash or non-cash contributions, which generally consist of highly liquid securities.
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
Cboe Clear Europe is able to invest the cash collateral received in the form of interoperability fund deposits from clearing members in certain investments, typically securities issued by pre-approved sovereign issuers and reverse repurchase agreements with overnight maturities. When investments are made in accordance with Cboe Clear Europe’s investment policy, Cboe Clear Europe receives the amount of investment earnings and pays clearing members those earnings minus a set basis point cost of collateral. As Cboe Clear Europe is able to direct the investment of the cash interoperability fund deposits received from the clearing members within the program parameters and receives an economic benefit from those investments, these amounts are included in the margin deposits, default fund, and interoperability fund captions in the condensed consolidated balance sheets and the related interest income and expense are recorded in other revenue and other cost of revenue, respectively, on the condensed consolidated statements of income.
Cboe Clear Europe Default and Liquidity Waterfalls
The default waterfall is the priority order in which the capital resources are expected to be utilized in the event of a default where the defaulting clearing member's collateral would not be sufficient to cover the cost to liquidate its portfolio. If a default occurs and the defaulting clearing member's collateral, including margin deposits and default fund deposits, are depleted, then additional capital is utilized in the following order:
•Cboe Clear Europe’s dedicated own resources: The Cboe Clear Europe default waterfall first utilizes its dedicated own resources in two forms and totaling 35%-50% of Cboe Clear Europe's capital requirements; the ‘first skin in the game’, equal to 25% of Cboe Clear Europe capital requirements before the use of default fund contributions described below and the ‘second skin in the game’, an amount between 10%-25% of capital requirements as discussed in Note 16 (“Regulatory Capital”).

•Default fund: Second, the Cboe Clear Europe default waterfall utilizes traditional CCP risk mutualization, in the event that default losses fully exhaust Cboe Clear Europe’s dedicated own resources amount, whereby contributions applicable to a particular product class are applied first to any loss attributable to that product class.
•Pro rata contributions: Third, if the default losses caused cannot be covered by the first two layers, the non-defaulting clearing members shall on demand make additional payments to Cboe Clear Europe on a pro rata basis in proportion to the amount of their default fund contributions to cover any such remaining losses, which is limited to an amount equal to twice their default fund contribution as established under Cboe Clear Europe’s rules and regulations. In this scenario, contributions applicable to a particular product class are first applied to any losses attributable to that product class.
In addition to the default waterfall, the liquidity waterfall is the priority order in which the liquidity resources are expected to be utilized for Cboe Clear Europe’s ordinary business operations and in situations when additional liquidity resources and liquidity measures may be activated in case of a potential liquidity shortfall. Liquidity, intraday or overnight, is mainly required for securities settlement. In ordinary business circumstances, liquidity resources include the collateral directly deposited with Cboe Clear Europe, FX swap arrangements, and reverse repurchase agreements, as well as the use of the Facility.
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
Cboe Clear U.S. performs a guarantee function whereby Cboe Clear U.S. helps to ensure that the obligations of the transactions it clears are fulfilled. Cboe Clear U.S. attempts to mitigate this risk by performing internal compliance and due diligence procedures as well as implementing internal risk controls. Cboe Clear U.S.'s due diligence procedures include, among other things: review of the corporate information, financial position of clearing members, and risk management reviews, including monitoring of Cboe Clear U.S.'s risk exposure thresholds. A clearing member is required to deposit collateral, which is in the form of cash, for futures products to cover the credit risk in the case of a failure to fulfill its obligations. As of March 31, 2026, Cboe Clear U.S. held $25.0 million as a clearinghouse contribution to default financial resources, to be utilized in the event a clearing member is declared in default. The clearinghouse corporate contribution is considered restricted cash and is included in other current assets on the condensed consolidated balance sheet. As of March 31, 2026, Cboe Clear U.S. does not expect a material loss concerning credit risk on any clearing member.
Cboe Clear U.S. Clearing Member Deposits
Customer Bank Deposits
Cboe Clear U.S. holds cash on behalf of its customers for the purposes of supporting clearing transactions. Customer cash may be invested in approved investments in accordance with its investment policy. Related interest income and expense is recorded in other revenue and other cost of revenue, respectively, on the condensed consolidated statements of income. The Company includes customer cash related to the clearing activity in margin deposits, default fund, and interoperability fund, with a corresponding liability, on the condensed consolidated balance sheets. Cboe Clear U.S. maintains its own operating funds in separate bank accounts from its customer funds.

Margin Deposits, Default Fund, and Interoperability Fund
The details of the margin deposits, default fund, and interoperability fund as of March 31, 2026 and December 31, 2025, are as follows (in millions):

	March 31, 2026
	Margin Deposits	Default Fund	Interoperability Fund	Total
Cboe Clear Europe central bank account	$487.8	$48.1	$77.3	$613.2
Cboe Clear Europe reverse repurchase and other (1)	1,848.6	252.6	728.2	2,829.4
Cboe Clear U.S. customer bank deposits	1.3	—	—	1.3
Total cash margin deposits, default fund, and interoperability fund	$2,337.7	$300.7	$805.5	$3,443.9

	March 31, 2026
	Margin Deposits	Default Fund	Interoperability Fund	Total
Cboe Clear Europe non-cash contributions (2)	$837.4	$66.5	$391.2	$1,295.1

	December 31, 2025
	Margin Deposits	Default Fund	Interoperability Fund	Total
Cboe Clear Europe central bank account	$755.3	$146.8	$254.4	$1,156.5
Cboe Clear Europe reverse repurchase and other (1)	137.1	135.2	188.2	460.5
Cboe Clear U.S. customer bank deposits	1.2	—	—	1.2
Total cash margin deposits, default fund, and interoperability fund	$893.6	$282.0	$442.6	$1,618.2

	December 31, 2025
	Margin Deposits	Default Fund	Interoperability Fund	Total
Cboe Clear Europe non-cash contributions (2)	$601.3	$70.1	$277.6	$949.0
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
The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
U.S. and UK Treasury securities (1)	$1,205.7	$1,205.7	$—	$—
Money market funds (1)	239.1	239.1	—	—
U.S. Treasury securities (2)	0.5	0.5	—	—
Digital assets held (3)	0.4	—	0.4	—
Marketable securities (2):
Mutual funds	27.9	27.9	—	—
Money market funds	7.5	7.5	—	—
Total assets	$1,481.1	$1,480.7	$0.4	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. and UK Treasury securities (1)	$1,294.1	$1,294.1	$—	$—
Money market funds (1)	248.1	248.1	—	—
U.S. Treasury securities (2)	0.3	0.3	—	—
Marketable securities (2):
Mutual funds	28.5	28.5	—	—
Money market funds	7.3	7.3	—	—
Total assets	$1,578.3	$1,578.3	$—	$—
___________________________
(1)These amounts are reflected within cash and cash equivalents in the condensed consolidated balance sheets.
(2)These amounts are reflected within financial investments in the condensed consolidated balance sheets.
(3)This amount is reflected within intangible assets, net in the condensed consolidated balance sheets.
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
Financial Investments
Financial investments consist of highly liquid U.S. Treasury securities and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter-dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of financial investments for the period ended March 31, 2026. See Note 15 (“Employee Benefit Plans”) for more information.

Intangible Assets, Net
Intangible assets, net measured at fair value consist of digital assets held. Digital assets held are valued by using prices from multiple observable markets, including active third-party digital asset exchanges, but with certain time-based restrictions to their availability to the Company, and therefore categorized as Level 2. The Company's principal market for PYTH tokens is Bitstamp. See Note 8 (“Goodwill, Intangible Assets, Net, and Digital Assets Held”) for more information.
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
Equity investments without readily determinable fair values that are valued using the measurement alternative are measured at fair value on a non-recurring basis. No observable transactions or impairments impacted the measurements of the investments accounted for as other equity investments. Accordingly, there were no nonrecurring Level 3 fair value measurements related to these investments.

Fair Value of Assets and Liabilities
The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
U.S. and UK Treasury securities (1)	$1,205.7	$1,205.7	$—	$—
Money market funds (1)	239.1	239.1	—	—
U.S. Treasury securities (2)	0.5	0.5	—	—
Deferred compensation plan assets (2)	35.4	35.4	—	—
Digital assets held (3)	0.4	—	0.4	—
Total assets	$1,481.1	$1,480.7	$0.4	$—
Liabilities:
Deferred compensation plan liabilities (4)	$35.4	$35.4	$—	$—
Debt (5)	1,361.5	—	1,361.5	—
Total liabilities	$1,396.9	$35.4	$1,361.5	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. and UK Treasury securities (1)	$1,294.1	$1,294.1	$—	$—
Money market funds (1)	248.1	248.1	—	—
U.S. Treasury securities (2)	0.3	0.3	—	—
Deferred compensation plan assets (2)	35.8	35.8	—	—
Total assets	$1,578.3	$1,578.3	$—	$—
Liabilities:
Deferred compensation plan liabilities (4)	$35.8	$35.8	$—	$—
Debt (5)	1,371.8	—	1,371.8	—
Total liabilities	$1,407.6	$35.8	$1,371.8	$—
___________________________
(1)These amounts are reflected within cash and cash equivalents in the condensed consolidated balance sheets.
(2)These amounts are reflected within financial investments in the condensed consolidated balance sheets.
(3)This amount is reflected within intangible assets, net in the condensed consolidated balance sheets.
(4)These amounts are reflected within other non-current liabilities in the condensed consolidated balance sheets.
(5)These balances are presented at fair value in this table, but are carried at their historical value within the condensed consolidated balance sheets.
Certain financial assets and liabilities, including cash and cash equivalents, income tax receivable, margin deposits, default fund, and interoperability fund, other assets, Section 31 fees payable, and notes receivable are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.
Debt
The debt balance consists of fixed rate Senior Notes. The fair values of the Senior Notes are classified as Level 2 under the fair value hierarchy and are estimated using prevailing market quotes.
At March 31, 2026 and December 31, 2025, the fair values of the Company’s debt obligations were as follows (in millions):

	March 31, 2026	December 31, 2025
3.650% Senior Notes	$647.4	$648.9
1.625% Senior Notes	439.4	444.6
3.000% Senior Notes	274.7	278.3

14.    SEGMENT REPORTING
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
Options. The Options segment includes options on market indices (“index options”), which include our proprietary SPX and VIX options, as well as on the stocks of individual corporations (“equity options”) and on ETPs such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”), which are “multi-listed” options and listed on a non-exclusive basis. These options are eligible to trade, as applicable, on Cboe Options, C2, BZX, EDGX, and/or other U.S. national securities exchanges. Cboe Options is the Company’s primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on the Cboe Options trading floor in Chicago. C2 Options, BZX Options, and EDGX Options are all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data fees revenues generated from the consolidated tape plans, the licensing of proprietary options market data, index licensing, routing services, and access and capacity services.
North American Equities. The North American Equities segment includes U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform in the U.S. and the Cboe BIDS Canada platform, and Canadian equities and other transaction services that occur on or through Cboe Canada’s order books. The North American Equities segment also includes corporate listing services on Cboe Canada, ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, and applicable market data fee revenues generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.
Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European derivatives transaction services, ETPs, including exchange traded funds, exchange traded notes, and exchange traded commodities, and international depositary receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and CEDX. It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities services of Cboe Australia, an operator of a trading venue in Australia. Cboe Europe operates lit and dark books, a periodic auctions book, a closing cross book, and two BIDS order books, a Large-in-Scale (“LIS”) trading negotiation facility and a volume-weighted average price (“VWAP”) trajectory crossing facility. Cboe NL, based in Amsterdam, operates similar business functionality to that offered by Cboe Europe (with the exception of Trajectory Crossing), and provides for trading only in European Economic Area (“EEA”) symbols. In January 2026, Cboe initiated the wind down of CEDX, its pan-European derivatives platform that offered futures and options based on Cboe Europe equity indices, FLEX options, and single stock options. Prior to the wind down, CEDX contributed derivatives transaction services to this segment. Cboe Clear Europe offers the clearing of equity and equity-like instruments for Cboe-operated and other regulated trading venues and clearing SFTs. Prior to the CEDX wind down, Cboe Clear Europe also provided clearing services for derivative transactions executed on CEDX. This segment also includes Cboe Europe, Cboe NL, and Cboe Australia revenue generated from the licensing of proprietary market data and from access and capacity services.
Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services. The Futures segment also includes Cboe Digital Exchange, a regulated futures exchange, and Cboe Clear U.S., a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. On June 9, 2025, Cboe successfully completed the migration of cash-settled Bitcoin and Ether futures contracts from Cboe Digital Exchange to CFE, and launched continuous Bitcoin and Ether futures contracts on December 15, 2025. There are no products currently listed for trading on the Cboe Digital Exchange.

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
Summarized financial data of reportable segments were as follows (in millions):

	Three Months Ended March 31,
	2026
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Revenues	$668.4	$415.7	$119.4	$38.9	$30.4	$—	$1,272.8
Cost of revenues	200.8	304.5	34.5	3.1	1.0	—	543.9
Revenues less cost of revenues	467.6	111.2	84.9	35.8	29.4	—	728.9
Depreciation and amortization	8.2	11.4	6.7	0.6	2.6	—	29.5
Other segment operating expenses (a)	99.8	33.3	38.5	11.1	9.0	2.1	193.8
Operating income (loss)	$359.6	$66.5	$39.7	$24.1	$17.8	$(2.1)	$505.6

Non-operating income (expenses):
Interest expense (b)	$—	$—	$(2.4)	$—	$—	$(10.9)	$(13.3)
Interest income (b)	—	0.8	1.1	0.5	—	15.3	17.7
Loss on investments, net (b)	—	(0.3)	—	—	—	(0.4)	(0.7)
Other income (expense), net (b)	0.2	0.1	(0.4)	—	—	6.3	6.2
Income before income tax provision	359.8	67.1	38.0	24.6	17.8	8.2	515.5
Income tax provision (c)	—	1.2	—	—	—	128.6	129.8
Net income (loss) (d)	$359.8	$65.9	$38.0	$24.6	$17.8	$(120.4)	$385.7

	Three Months Ended March 31,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Revenues	$584.6	$460.1	$93.1	$35.3	$21.9	$—	$1,195.0
Cost of revenues	232.2	365.5	29.0	2.5	0.6	—	629.8
Revenues less cost of revenues	352.4	94.6	64.1	32.8	21.3	—	565.2
Depreciation and amortization	6.9	12.0	7.9	0.6	2.9	—	30.3
Other segment operating expenses (a)	87.6	38.2	34.2	11.6	8.1	1.3	181.0
Operating income (loss)	$257.9	$44.4	$22.0	$20.6	$10.3	$(1.3)	$353.9

Non-operating (expenses) income:
Interest expense (b)	$—	$—	$(1.8)	$—	$—	$(11.0)	$(12.8)
Interest income (b)	0.2	0.7	1.1	0.6	—	5.8	8.4
Earnings (loss) on investments, net (b)	—	0.3	—	—	—	(3.6)	(3.3)
Other (expense) income, net (b)	—	(0.6)	(0.2)	—	0.2	4.6	4.0
Income (loss) before income tax provision (benefit)	258.1	44.8	21.1	21.2	10.5	(5.5)	350.2
Income tax provision (benefit) (c)	0.1	0.9	—	—	(0.1)	98.7	99.6
Net income (loss) (d)	$258.0	$43.9	$21.1	$21.2	$10.6	$(104.2)	$250.6
___________________________
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

Geographical Information
Long-lived assets by geographic area represent property and equipment, net, and operating lease right of use assets by geographic area. The following summarizes revenues less cost of revenues and long-lived assets by geographic area based on primary jurisdiction (in millions):

	Revenues less cost of revenues		Long-lived assets
	Three months ended	Three months ended	As of	As of
	March 31, 2026	March 31, 2025	March 31, 2026	December 31, 2025
United States	$633.8	$492.1	$188.8	$184.5
United Kingdom	*	*	26.2	30.0
Other	95.1	73.1	27.5	29.6
Total	$728.9	$565.2	$242.5	$244.1
___________________________
*Jurisdiction is less than 10% of revenues less cost of revenues for the periods presented.
15.    EMPLOYEE BENEFIT PLANS
Eligible U.S. employees are able to participate in the Cboe Global Markets SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Executive Retirement Plan and the Deferred Compensation Plan, which are defined contribution plans that are non-qualified under the Internal Revenue Code. Directors may contribute a percentage of their cash and equity compensation to cash and equity deferred compensation plans that are maintained by the Company and defer income taxes thereon. The non-qualified plans' assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $35.4 million and $35.8 million at March 31, 2026, and December 31, 2025, respectively. Although the value of the plans is recorded in financial investments, there is an equal and offsetting liability in other non-current liabilities on the condensed consolidated balance sheets, respectively. The investment results of the non-qualified plans have no impact on net income as the investment results are recorded in equal amounts to both compensation and benefits expense and other income, net in the condensed consolidated statements of income. The Company matches a portion of employee contributions made to the SMART Plan and Supplemental Executive Retirement Plan. The Company contributed $6.1 million and $3.8 million to the defined contribution plans for the three months ended March 31, 2026 and 2025, respectively.
Eligible employees outside of the U.S., which include employees of Cboe Europe, Cboe NL, Cboe Clear Europe, BIDS, Cboe Asia Pacific, and Cboe Canada, are eligible to participate in various employee-selected stakeholder contribution plans or plans covered by local jurisdictions or by applicable laws. The Company’s contribution to these plans amounted to $1.7 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.
16.    REGULATORY CAPITAL
As broker-dealers registered with the SEC, Cboe Trading, BIDS Trading, and Cboe Fixed Income are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading, BIDS Trading, and Cboe Fixed Income compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of March 31, 2026, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. Cboe Fixed Income was required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $5.0 thousand.
As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As a RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at March 31, 2026, or the summation of the credit risk, market risk and fixed overhead requirements, as defined.
Cboe NL has approval from the Dutch Ministry of Finance to operate an RM, an MTF, and an approved publication arrangement in the Netherlands. As an RM, Cboe NL is subject to minimum capital requirements, as established by the Dutch Ministry of Finance in the license dated March 8, 2019.
Cboe Clear Europe was granted authorization under European Market Infrastructure Regulation (“EMIR”) by the National Competent Authority, De Nederlandsche Bank (“DNB”). Cboe Clear Europe is required by the EMIR to maintain a minimum amount of capital to reflect an estimate of the capital required to wind down or restructure the activities of the clearinghouse, cover operational, legal, and business risks and to reserve capital to meet credit, counterparty, and market risks not covered by the clearing members' collateral and default fund.
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
As of March 31, 2026, Cboe Digital Exchange is subject to regulatory capital requirements. As a designated contract market regulated by the CFTC, Cboe Digital Exchange is required to meet two capital adequacy tests: (i) its financial resources must be equal to at least twelve months of its projected operating costs and (ii) its unencumbered, liquid financial assets, which may include a line of credit, must be equal to at least six months of its projected operating costs. The amounts presented below represent the greater of the two capital adequacy requirements.
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
The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of March 31, 2026 (in millions):

Subsidiary	Regulatory Authority	Actual	Minimum Requirement
Cboe Trading	FINRA/SEC	$16.9	$0.9
BIDS Trading	FINRA/SEC	12.0	0.2
Cboe Fixed Income	FINRA/SEC	7.1	0.1
Cboe Europe	FCA	68.3	35.9
Cboe Chi-X Europe	FCA	0.3	0.1
Cboe NL	Dutch Authority for Financial Markets	16.4	8.1
Cboe Clear Europe	DNB	136.8	81.4
CFE	CFTC	131.7	41.2
Cboe SEF	CFTC	14.8	2.5
Cboe Digital Exchange	CFTC	19.0	—
Cboe Clear U.S.	CFTC	29.8	15.0
Cboe Australia	ASIC	17.4	6.0
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

Stock-based compensation expense relating to employee awards is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income. The Company recognized stock-based compensation expense related to employee awards of $12.3 million and $12.0 million for the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense relating to non-employee director or advisor awards is included in professional fees and outside services in the condensed consolidated statements of income. The Company recognized stock-based compensation expense related to non-employee director or advisor awards of $0.5 million for each of the three months ended March 31, 2026 and 2025, respectively.
The activity in the Company’s restricted stock, consisting of restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the three months ended March 31, 2026 were as follows:
RSUs
The following table summarizes RSU activity during the three months ended March 31, 2026:

	Number of Shares	Weighted average grant date fair value
Nonvested stock at December 31, 2025	458,809	$190.38
Granted	150,172	283.01
Vested	(187,774)	174.06
Forfeited	(10,423)	195.54
Nonvested stock at March 31, 2026	410,784	$231.58
RSUs entitle the holder to one share of common stock upon vesting, with the exception of certain jurisdictions where the RSUs are settled in cash, typically vest over a three-year period, and vesting accelerates upon death, disability, or the occurrence of a qualified termination following a change in control. Where applicable and permitted, vesting will also accelerate upon a qualified retirement. Where applicable and permitted, qualified retirement eligibility generally occurs once achieving 55 years of age and 10 years of service, although service requirements vary. Starting in 2024, the award agreements provide that in the event of a participant’s retirement, all unvested outstanding RSUs and a pro rata portion of unvested outstanding PSUs will continue to vest and be distributed in accordance with the award’s original vesting and settlement schedule, even after the applicable retirement date. Retirement eligibility will require, in addition to attaining the age and service requirements, submission of 6 months' advance written notice of a retirement, as applicable, and submission, approval, and satisfactory completion of a transition plan. Unvested RSUs will be forfeited if the officer or employee leaves the Company prior to the applicable vesting date, except in limited circumstances.
RSUs granted to non-employee members of the Board of Directors have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the RSUs will be forfeited if the director leaves the Board of Directors prior to the applicable vesting date.
The RSUs have no voting rights but entitle the holder to receive dividend equivalents.
In the three months ended March 31, 2026, to satisfy employees’ tax obligations upon the vesting of restricted stock units, the Company purchased 75,310 shares of common stock totaling $21.6 million as the result of the vesting of 186,390 shares of restricted stock.
PSUs
The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the three months ended March 31, 2026:

	Number of Shares	Weighted average grant date fair value
Nonvested stock at December 31, 2025	88,960	$237.75
Granted	67,344	273.40
Vested	(60,014)	166.42
Forfeited	(3,144)	245.86
Nonvested stock at March 31, 2026	93,146	$309.21
PSUs include awards related to earnings per share during the performance period as well as awards related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return PSUs, which incorporated the following assumptions for awards granted in 2026: risk-free interest rate (3.47%), volatility (20.41%) and a 2.86-year correlation with S&P 500 Index (-0.12). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of the Company’s common stock. The performance period for the PSUs, contingent on the achievement of performance conditions, is three years. For each of the performance awards, the PSUs will be settled in shares of the Company’s common stock following vesting of the PSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration upon death, disability, or the occurrence of a qualified termination following a change in control. Participants have no voting rights with respect to the PSUs until the issuance of the shares of common stock. Dividend equivalents are accrued by the Company and will be paid once the PSUs, contingent on the achievement of performance conditions, vest.
In the three months ended March 31, 2026, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 25,046 shares of common stock totaling $6.9 million as a result of the vesting of 60,014 shares of performance stock.
As of March 31, 2026, there were $106.7 million in total unrecognized compensation costs related to restricted stock units, and performance stock units. These costs are expected to be recognized over a weighted average period of 2.3 years.
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
The Company records stock-based compensation expense over the offering period related to the discount that is given to employees, which totaled $1.5 million and $0.4 million for the three months ended March 31, 2026 and 2025. This expense is included in compensation and benefits in the condensed consolidated statements of income. As of March 31, 2026, 415,949 shares were reserved for future issuance under the ESPP.
18.    EQUITY
Common Stock
The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of March 31, 2026, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 104,927,308 and 104,673,700 shares were issued and outstanding, respectively. As of December 31, 2025, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 104,654,764 and 104,647,739 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.
Common Stock in Treasury, at Cost
The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are retired or they are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. When treasury shares are retired, they are removed from the common stock in treasury balance. The Company held 253,608 and 7,025 shares of common stock in treasury as of March 31, 2026 and December 31, 2025, respectively.
Share Repurchase Program
In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $2.3 billion as of March 31, 2026. The Company expects to fund repurchases primarily through the use of existing cash balances. The program permits the Company to purchase shares, through a variety of methods, including in the open market, through established trading plans, or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation.
The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the period presented as follows:

	Three Months Ended March 31,
	2026	2025
Number of shares of common stock repurchased	161,227	144,753
Average price paid per share	$280.20	$207.04
Total purchase price (in millions)	$45.1	$30.0
Since inception of the program through March 31, 2026, the Company has repurchased 21,224,927 shares of common stock at an average cost per share, excluding commissions and excise taxes, of $81.54, for a total value of $1.7 billion. As a result of these repurchases, certain direct costs and excise taxes are incurred but do not impact our cost per share or availability.
As of March 31, 2026 and 2025, the Company had $569.4 million and $649.8 million of availability remaining under its existing share repurchase authorizations, respectively.
Purchase of Common Stock from Employees
The Company purchased 100,356 and 108,868 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $283.56 and $210.07 during the three months ended March 31, 2026 and 2025, respectively. These shares consisted of shares retained to cover payroll withholding taxes or costs in connection with the vesting of restricted stock units and performance share awards.
Preferred Stock
The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of March 31, 2026, and December 31, 2025, the Company had no shares of preferred stock issued or outstanding.
Dividends
During the three months ended March 31, 2026, the Company declared and paid cash dividends per share of $0.72 for an aggregate payout of $75.8 million. During the three months ended March 31, 2025, the Company declared and paid cash dividends per share of $0.63 for an aggregate payout of $66.4 million.
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
19.    INCOME TAXES
The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. The effective tax rate from continuing operations was 25.2% and 28.4% for the three months ended March 31, 2026 and 2025, respectively.
The lower effective tax rate in 2026 is primarily due to resolution of uncertain tax positions with state and local taxing authorities. During the quarter, the Company paid $299.0 million to resolve uncertain tax positions. The Company had reserved $314.1 million for uncertain tax positions associated with this resolution, which was included within accounts payable and accrued liabilities on the condensed consolidated balance sheet as of December 31, 2025.
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
Basic earnings per share numerator:
Net income	$385.7	$250.6
Net income allocated to participating securities	(1.6)	(1.2)
Net income allocated to common stockholders	$384.1	$249.4
Basic earnings per share denominator:
Weighted average shares outstanding	104.7	104.7
Basic earnings per share	$3.67	$2.38

Diluted earnings per share numerator:
Net income	$385.7	$250.6
Net income allocated to participating securities	(1.6)	(1.2)
Net income allocated to common stockholders	$384.1	$249.4
Diluted earnings per share denominator:
Weighted average shares outstanding	104.7	104.7
Dilutive common shares issued under stock program	0.3	0.4
Total dilutive weighted average shares	105.0	105.1
Diluted earnings per share	$3.66	$2.37
For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share.
21.    COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Legal Proceedings
As of March 31, 2026, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.
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

As of March 31, 2026, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.
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
2026 Revised CAT Funding Model Order Litigation
On March 16, 2026, the SEC issued an order approving an amendment to the National Market System Plan Governing the CAT, as Modified by the SEC, Regarding Implementation of a Revised CAT Funding Model (“2026 CAT Funding Model Order”). The SEC approved the Revised CAT Funding Model amendment for an interim two-year period while the SEC engages in its comprehensive review of the CAT. The 2026 CAT Funding Model Order provides for the allocation of one-third of CAT fees to each of the buyer, seller, and market regulator in transactions reportable to the CAT (“executed equivalent shares”). The assessed fees may be used to recover a portion of historical CAT costs previously paid to CATLLC by the Plan Participants and to fund prospective CAT costs.
On March 24, 2026, the American Securities Association (“ASA”) and Citadel Securities, LLC (“Citadel”) filed a Petition for Review of the 2026 CAT Funding Model Order in the U.S. Court of Appeals for the 11th Circuit (“11th Circuit”). On April 2, 2026, ASA and Citadel filed a motion to stay the 2026 CAT Funding Model Order. This challenge or any other challenge to the SEC order approving the Revised CAT Funding Model and/or Plan Participant(s) fee filings may significantly delay implementation efforts. As a result, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT. The Company believes the appeal is without merit and intervened on behalf of the SEC.
Citadel Petition for Review of SEC Temporary Conditional Exemptive Order
On July 17, 2024, Citadel filed a Petition for Review (“PFR”) of the SEC’s May 20, 2024 Order Granting A Temporary Conditional Exemption Pursuant to Section 36(a)(1) of the Exchange Act and Rule 608(e) of Regulation NMS Under the Exchange Act, Relating to the Reporting of Responses to Requests for Quotes and Other Solicitation Responses Provided in a Standard Electronic Format, as Required by Section 6.4(d) of the NMS Plan Governing the CAT (“CAT RFQ Exemptive Order”) in the 11th Circuit. The PFR does not identify any requested relief. On August 1, 2024, the 11th Circuit granted Citadel's July 19, 2024 unopposed motion to stay the PFR until a decision is issued in the CAT Funding Model Order litigation, which was also before the 11th Circuit. On September 11, 2024, the 11th Circuit granted motions filed by the Cboe U.S. national securities exchanges, the Nasdaq U.S. national securities exchanges, and CATLLC to intervene on behalf of the SEC. On July 25, 2025, the 11th Circuit issued an opinion in the CAT Funding Model Order litigation. On March 5, 2026, Citadel filed a motion to continue holding the appeal in abeyance, which was granted on March 10, 2026 and requires Citadel to file status reports every 60 days. This challenge or any other challenge to SEC Orders concerning the CAT may delay the CATLLC’s assessment of CAT fees to recover a portion of CAT costs. As a result, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT.
Citadel vs. CATLLC
On January 15, 2026, Citadel filed a Petition for Rulemaking ("PFRM") asking the SEC to address the question of how CATLLC may (or may not) use reserve funds. On January 16, 2026, Citadel filed a Complaint for Declaratory and Injunctive Relief against CATLLC in the U.S. District Court for the District of Columbia ("D.C. federal district court") asserting a claim for relief based on an alleged violation of the private non-delegation doctrine. On January 16, 2026, Citadel also filed a motion for a preliminary injunction asking the D.C. federal district court to bar CATLLC from using reserves to fund its operations until the SEC has ruled on Citadel’s PFRM. On February 18, 2026, the SEC posted a response to Citadel’s PFRM stating that it will not engage in an immediate rulemaking focused on the use of the current reserve. On February 23, 2026, Citadel voluntarily dismissed the litigation in the D.C. federal court. This matter is concluded.
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
Other
As self-regulatory organizations under the jurisdiction of the SEC, Cboe Options, C2, BZX, BYX, EDGX, and EDGA are subject to routine reviews and inspections by the SEC. As designated contract markets under the jurisdiction of the CFTC, CFE and Cboe Digital Exchange are subject to routine rule enforcement reviews and examinations by the CFTC. As a derivatives clearing organization under the jurisdiction of the CFTC, Cboe Clear U.S. is also subject to routine audits and examinations by the CFTC. Cboe SEF, LLC is a swap execution facility registered with the CFTC and subject to routine rule enforcement reviews and examinations by the CFTC. Cboe Trading, BIDS Trading and Cboe Fixed Income are subject to reviews and inspections by FINRA. The Company has from time to time received inquiries and investigative requests from the SEC’s Division of Examinations, the CFTC’s Division of Market Oversight, the CFTC's Division of Clearing and Risk, as well as the SEC Division of Enforcement and CFTC Division of Enforcement seeking information about the Company's or its subsidiaries' compliance with their respective obligations as self-regulatory organizations, as applicable under the federal securities laws and/or Commodity Exchange Act as well as members’ compliance with the federal securities laws and/or Commodity Exchange Act.
In addition, Cboe Europe, Cboe Chi-X Europe, Cboe Clear Europe, Cboe NL, Cboe Australia, and Cboe Canada may be subject to routine reviews, audits, examinations, investigations, or inspections, as applicable, by their respective regulators, and while they have not been the subject of any litigation or regulatory investigation in the past that resulted in a material impact on the Company’s financial position, results of operations, liquidity or capital resources, there is always the possibility of such action in the future. As Cboe Europe and Cboe Chi-X Europe are domiciled in the UK, it is likely that any action would be taken in the UK courts in relation to litigation or by the FCA in relation to any regulatory enforcement action. As Cboe Clear Europe is domiciled in the Netherlands, it is likely that any action would be taken in the Dutch courts in relation to litigation or by the DNB or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. For Cboe NL, also domiciled in the Netherlands, it is likely that any actions would be taken in the Dutch courts in relation to litigation or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. As Cboe Australia is domiciled in Australia, it is likely that any action would be taken in the Australian courts in relation to litigation or by the ASIC, in relation to any regulatory enforcement action. As Cboe Japan is domiciled in Japan, it is likely that any action would be taken in the Japanese courts in relation to litigation or by the Japanese Financial Services Agency or the Japanese Securities Dealers Association in relation to any regulatory enforcement action. As Cboe Canada is domiciled in Canada, it is likely that any action would be taken in the Canadian courts in relation to litigation or by the OSC and/or CIRO in relation to any regulatory enforcement action.
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
Contractual Obligations
The Company has contractual obligations related to licensing agreements with various licensors, some of which included fixed fees and/or variable fees calculated using agreed upon contracted rates and reported cleared volumes. Certain licensing agreements contain annual minimum fee requirements that total $14.6 million (excluding estimated variable fees) each year for the next five years. The Company is subject to annual minimum fee requirements under the January 29, 2024 addendum to its cloud services agreement, totaling $6.2 million to $6.9 million each year over the next three years.

See Note 12 (“Clearing Operations”) for information on the clearinghouse exposure guarantees for Cboe Clear Europe and Cboe Clear U.S. See Note 22 (“Leases”) for information on lease obligations.
22.    LEASES
The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of March 31, 2026. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the three months ended March 31, 2026, $1.3 million of right of use assets and $1.3 million of lease liabilities were added related to new leases and existing lease extensions.
The following table presents the supplemental balance sheet information related to leases as of March 31, 2026 and December 31, 2025, respectively (in millions):

	March 31, 2026	December 31, 2025
Operating lease right of use assets	$105.1	$111.0
Total leased assets	$105.1	$111.0

Current operating lease liabilities (1)	$26.6	$26.9
Non-current operating lease liabilities	114.6	120.9
Total lease liabilities	$141.2	$147.8
___________________________
(1) These amounts are reflected within accounts payable and accrued liabilities in the condensed consolidated balance sheets.
The following table presents operating lease costs and other information as of and for the three months ended March 31, 2026 and 2025, respectively (in millions, except as stated):

	Three Months Ended March 31,
	2026	2025
Operating lease costs (1)	$8.9	$9.9

Lease term and discount rate information:
Weighted average remaining lease term (years)	6.8	7.3
Weighted average discount rate	3.5%	3.6%

Supplemental disclosure of cash transactions:
Cash paid for amounts included in the measurement of lease liabilities	$8.1	$7.3
Supplemental disclosure of noncash activities:
Right of use assets obtained in exchange for lease liabilities	$1.3	$6.5
Reduction in lease liability due to remeasurement	(1.0)	—
___________________________
(1) Includes short-term lease and variable lease costs, which are immaterial.
The maturities of the lease liabilities are as follows as of March 31, 2026 (in millions):

March 31, 2026
Remainder of 2026	$23.4
2027	28.3
2028	26.1
2029	14.5
2030	14.8
After 2030	52.7
Total lease payments	$159.8
Less: Interest	(18.6)
Present value of lease liabilities	$141.2

23.    SUBSEQUENT EVENTS
Strategic Realignment
On May 1, 2026, the Company announced additional actions related to its strategic realignment by optimizing resource allocation across the organization, which it expects to be substantially completed by the end of 2026. This follows a comprehensive strategic review of the Company’s global business operations that occurred in the fourth quarter of 2025 and is part of a broader effort to sharpen strategic focus and allocate resources more effectively. In connection with these additional actions related to the Company’s strategic realignment, the Company expects to incur pre-tax restructuring charges of approximately $36 million to $46 million, primarily for severance payments and related costs. The majority of these costs are expected to be incurred beginning in the second quarter of 2026 through the fourth quarter of 2026. The Company anticipates annualized pre-tax cost savings related to these additional actions related to the Company’s strategic realignment of approximately $40 million to $50 million and anticipates realizing $20 million to $25 million of savings in 2026. The actions associated with the elimination of positions are subject to local law and consultation requirements in certain countries, which may extend this process beyond the end of 2026. When these additional strategic realignment actions are combined with the Company’s earlier actions to sell, wind down, and optimize certain businesses, the Company expects to reduce its workforce by approximately 20%. These estimates are subject to a number of assumptions and actual expenses may differ materially from the estimates disclosed above.
Agreement to Sell Cboe Australia and Cboe Canada
In October 2025, the Company announced the decision to market Cboe Australia and Cboe Canada for sale. On April 20, 2026, the Company’s Executive Committee of the Board of Directors approved the sale of Cboe Australia and Cboe Canada to a single buyer. On April 22, 2026, the Company announced a definitive agreement to sell its Cboe Australia and Cboe Canada businesses to TMX Group Limited, a leading market operator, for approximately $300 million. The transaction is subject to customary closing conditions, including applicable regulatory approvals. The sales of Cboe Australia and Cboe Canada are expected to close separately, each after required approvals have been obtained. Upon closing, the Company will provide transition services support for a limited time.
In April 2026, management concluded that the Company’s Cboe Australia and Cboe Canada businesses meet the accounting requirements to be classified as held-for-sale, but do not meet the criteria for discontinued operations. The Company has estimated the fair value of the Cboe Australia and Cboe Canada businesses upon classification as held-for-sale and concluded fair value exceeds the carrying value of the assets and liabilities, amortization and depreciation for the assets will cease, and a portion of the respective reporting units' goodwill will be reallocated based on the relative fair values of Cboe Australia and Cboe Canada, and the remaining businesses within the Europe and Asia Pacific and North American Equities segments, respectively. The income tax effects of this transaction are still being evaluated by the Company and a reasonable estimate of these effects cannot be made at this time.
Share Repurchases
Subsequent to the three months ended March 31, 2026, from April 1, 2026 through April 29, 2026, the Company repurchased 5,000 shares of its common stock under its share repurchase program at an average cost per share of $279.76, for a total value of $1.4 million. As of April 29, 2026, the Company had $568.0 million of availability remaining under its existing share repurchase authorizations.
There have been no other subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the three months ended March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
Overview
Cboe Global Markets, Inc. is a leading global markets operator with a long history of innovation in equity derivatives. Since launching the world's first listed options exchange in 1973, Cboe has pioneered landmark products, including the introduction of S&P 500® index options and the creation of the VIX® Index, the world's leading gauge of market volatility, reshaping how investors manage risk and access opportunity. Today, Cboe operates derivatives, equities, and FX markets, providing trading, clearing, and investment solutions for customers worldwide.
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
In January 2026, the Company formally initiated the wind down of the CEDX exchange service following a comprehensive strategic review of its global operations. On January 9, 2026, CEDX issued a release to its market participants that Cboe NL is planning to wind down its CEDX exchange service. The CEDX exchange service was decommissioned effective February 23, 2026.
On April 22, 2026, the Company announced a definitive agreement to sell its Cboe Australia and Cboe Canada businesses to TMX Group Limited, a leading market operator, for approximately $300 million. The transaction is subject to customary closing conditions, including applicable regulatory approvals. The sales of Cboe Australia and Cboe Canada are expected to close separately, each after required approvals have been obtained. Upon closing, the Company will provide transition services support for a limited time.
The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Hong Kong, Kansas City, London, Manila, New York, Sarasota Springs, Singapore, Sydney, Tokyo, and Toronto.
Executive Transitions
On January 26, 2026, the Company announced the appointments of Scott Johnston as Executive Vice President, Chief Operating Officer, and Heidi Fischer as Executive Vice President, Global Head of Equities and Spot Markets.
Mr. Johnston took over Chief Operating Officer duties from Chris Isaacson, Executive Vice President and Chief Operating Officer, who retired from his role effective March 6, 2026. Ms. Fischer is anticipated to assume oversight of Cboe's global cash equities and spot markets, which Mr. Isaacson also oversaw. Mr. Isaacson will continue to serve as an advisor to the Company through the end of 2026.
Business Segments
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
Options. The Options segment includes options on market indices (“index options”) which include our proprietary SPX and VIX options, as well as on the stocks of individual corporations (“equity options”) and on ETPs such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”), which are “multi-listed” options and listed on a non-exclusive basis. These options are eligible to trade, as applicable, on Cboe Options, C2, BZX, EDGX, and/or other U.S. national securities exchanges. Cboe Options is the Company’s primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on the Cboe Options trading floor in Chicago. C2 Options, BZX Options, and EDGX Options are all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data fees revenues generated from the consolidated tape plans, the licensing of proprietary options market data, index licensing, routing services, and access and capacity services.
North American Equities. The North American Equities segment includes U.S. equities and ETP transaction services that occur on fully electronic exchanges owned and operated by BZX, BYX, EDGX, and EDGA, equities transactions that occur on the BIDS Trading platform in the U.S. and the Cboe BIDS Canada platform, and Canadian equities and other transaction services that occur on or through Cboe Canada’s order books. The North American Equities segment also includes corporate listing services on Cboe Canada, ETP listings on BZX, the Cboe Global Markets, Inc. common stock listing, and applicable market data fee revenues generated from the consolidated tape plans, the licensing of proprietary equities market data, routing services, and access and capacity services.
Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European derivatives transaction services, ETPs, including exchange traded funds, exchange traded notes, and exchange traded commodities, and international depositary receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and CEDX. It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities services of Cboe Australia, an operator of a trading venue in Australia. Cboe Europe operates lit and dark books, a periodic auctions book, a closing cross book, and two BIDS order books, a Large-in-Scale (“LIS”) trading negotiation facility and a volume-weighted average price (“VWAP”) trajectory crossing facility. Cboe NL, based in Amsterdam, operates similar business functionality to that offered by Cboe Europe (with the exception of Trajectory Crossing), and provides for trading only in European Economic Area (“EEA”) symbols. In January 2026, Cboe initiated the wind down of CEDX, its pan-European derivatives platform that offered futures and options based on Cboe Europe equity indices, FLEX options, and single stock options. Prior to the wind down, CEDX contributed derivatives transaction services to this segment. Cboe Clear Europe offers the clearing of equity and equity-like instruments for Cboe-operated and other regulated trading venues and clearing SFTs. Prior to the CEDX wind down, Cboe Clear Europe also provided clearing services for derivative transactions executed on CEDX. This segment also includes Cboe Europe, Cboe NL, and Cboe Australia revenue generated from the licensing of proprietary market data and from access and capacity services.
Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services. The Futures segment also includes Cboe Digital Exchange, a regulated futures exchange, and Cboe Clear U.S., a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. On June 9, 2025, Cboe successfully completed the migration of cash-settled Bitcoin and Ether futures contracts from Cboe Digital Exchange to CFE, and launched continuous Bitcoin and Ether futures contracts on December 15, 2025. There are no products currently listed for trading on the Cboe Digital Exchange.
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
•implementation of the proposed new options regulatory fee ("ORF") model and the impact on regulatory fee revenue;
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
•regulatory changes and obligations relating to market structure, increased capital or margin requirements, and those which affect certain types of instruments, transactions, products, pricing structures, capital market participants, or reporting or compliance requirements; and
•a number of significant structural, political, monetary, and global conflicts that continue to confront the global economy; and
•instability that could continue, which could result in an increased or subdued level of inflation, market volatility, potential recession, supply chain constraints and costs, trading volumes, uncertainty, expenses, and costs due to potential new tariffs or changes to existing tariffs.
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
Components of Cost of Revenues
Liquidity Payments
Liquidity payments are primarily correlated to the trading volumes on our markets. As stated above, we record the liquidity rebates paid to market participants providing liquidity, in the case of Cboe Options, C2, BZX, EDGX, Cboe Europe Equities and Derivatives, Cboe Clear U.S., Cboe Digital Exchange, and CFE as cost of revenue. BYX offers an inverted pricing model where we rebate liquidity takers for executing against an order resting on our book, which is also recorded as a cost of revenue. EDGA offers a maker-taker fee model under which liquidity providers receive a rebate, while liquidity takers pay a fee, all within a pricing model that does not include volume-based tiers.
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
Regulatory Fees Cost of Revenues
Regulatory fees cost of revenues, previously labeled Section 31 fees, includes Section 31 fees and other fees imposed by U.S. regulatory agencies. Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA as well as CFE to the extent that CFE offers trading in security futures products) are assessed fees under Section 31 pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat some of these fees as a pass-through charge to customers executing eligible listed equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as regulatory transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. Cboe Trading, Cboe Europe, Cboe NL, BIDS, Cboe FX, Cboe Australia, Cboe Clear U.S., Cboe Canada, and (formerly) Cboe Japan are not U.S. national securities exchanges and, accordingly, are not charged Section 31 fees.
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

Professional Fees and Outside Services
Professional fees and outside services consist primarily of consulting services, which include supplemental staff activities primarily related to systems development and maintenance, legal, regulatory and audit, and tax advisory services, as well as compensation paid to non-employee directors or advisors, including stock-based compensation and deferred compensation.
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
Other Expenses
Other expenses represent costs necessary to support our operations that are not already included in the above categories, including, but not limited to, office expenses, charitable contributions, insurance, and general corporate expenses.
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
We believe our presentation of these measures provides additional and comparative information to assess trends in our core operations and a means to evaluate period-to-period comparisons. Non-GAAP financial measures are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. We have presented the following non-GAAP measures because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors, and other interested parties in the evaluation of companies. We use adjusted operating EBITDA as a measure of operating performance for preparation of our forecasts and we use adjusted EBITDA for evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. In addition, we have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We also believe that it is frequently used by analysts, investors, and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry.
These non-GAAP financial measures are not presented in accordance with, or as an alternative to, GAAP financial measures and may be calculated differently from non-GAAP measures used by other companies, which reduces their usefulness as comparative measures. We encourage analysts, investors, and other interested parties to use these non-GAAP measures as supplemental information to the GAAP financial measures included herein, including our condensed consolidated financial statements, to enhance their analysis and understanding of our performance and in making comparisons. We note that non-GAAP measures have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Please see the footnotes below for definitions, additional information, and reconciliations from the closest GAAP measure.

The following summarizes changes in financial performance for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. “YTD” represents the three month periods ended March 31, 2026 and 2025, respectively:
(1)These are Non-GAAP figures for which reconciliations are provided below (in millions, except percentages, earnings per share, and as noted below).
The following summarizes changes in financial performance for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2026	2025
Total revenues	$1,272.8	$1,195.0	$77.8	7%
Total cost of revenues	543.9	629.8	(85.9)	(14)%
Revenues less cost of revenues	728.9	565.2	163.7	29%
Total operating expenses	223.3	211.3	12.0	6%
Operating income	505.6	353.9	151.7	43%
Operating margin	69.4%	62.6%	6.8%	*
Income before income tax provision	$515.5	$350.2	$165.3	47%
Income tax provision	129.8	99.6	30.2	30%
Net income	385.7	250.6	135.1	54%
Net income allocated to participating securities	(1.6)	(1.2)	(0.4)	33%
Net income allocated to common stockholders	$384.1	$249.4	$134.7	54%
Net income allocated to common stockholders margin	52.7%	44.1%	8.6%	*
Basic earnings per share	$3.67	$2.38	$1.29	54%
Diluted earnings per share	3.66	2.37	1.29	54%
Adjusted operating income (1)	528.0	372.8	155.2	42%
Adjusted operating margin (1)	72.4%	66.0%	6.4%	*
Operating EBITDA (1)	$535.1	$384.2	$150.9	39%
Operating EBITDA margin (1)	73.4%	68.0%	5.4%	*
Adjusted operating EBITDA (1)	$540.8	$384.7	$156.1	41%
Adjusted operating EBITDA margin (1)	74.2%	68.1%	6.1%	*
EBITDA (2)	$539.0	$383.7	$155.3	40%
EBITDA margin (2)	73.9%	67.9%	6.0%	*
Adjusted EBITDA (2)	$544.6	$383.8	$160.8	42%
Adjusted EBITDA margin (2)	74.7%	67.9%	6.8%	*
Adjusted earnings (2)	$388.2	$263.1	$125.1	48%
Diluted weighted average shares outstanding	105.0	105.1	(0.1)	(0)%
Adjusted diluted earnings per share (2)	$3.70	$2.50	$1.20	48%
___________________________
*Not meaningful

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

The following is a reconciliation of operating income to adjusted operating income (in millions) for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
Operating income	$505.6	$353.9
Acquisition-related costs (a)	—	0.2
Amortization of acquired intangible assets (b)	16.7	18.4
Business realignment costs (c)	5.1	0.3
Executive compensation adjustment (d)	0.6	—
Adjusted operating income	$528.0	$372.8
The following is a reconciliation of operating income to operating EBITDA and adjusted operating EBITDA by segment (in millions) for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Operating income	$359.6	$66.5	$39.7	$24.1	$17.8	$(2.1)	$505.6
Depreciation and amortization	8.2	11.4	6.7	0.6	2.6	—	29.5
Operating EBITDA	367.8	77.9	46.4	24.7	20.4	(2.1)	535.1
Business realignment costs (c)	(0.1)	0.3	3.5	0.1	—	1.3	5.1
Executive compensation adjustment (d)	—	—	—	—	—	0.6	0.6
Adjusted operating EBITDA	$367.7	$78.2	$49.9	$24.8	$20.4	$(0.2)	$540.8

	Three Months Ended March 31,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Operating income	$257.9	$44.4	$22.0	$20.6	$10.3	$(1.3)	$353.9
Depreciation and amortization	6.9	12.0	7.9	0.6	2.9	—	30.3
Operating EBITDA	264.8	56.4	29.9	21.2	13.2	(1.3)	384.2
Acquisition-related costs (a)	—	0.1	—	—	—	0.1	0.2
Business realignment costs (c)	—	—	—	0.3	—	—	0.3
Adjusted operating EBITDA	$264.8	$56.5	$29.9	$21.5	$13.2	$(1.2)	$384.7
The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in millions) for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
Net income allocated to common stockholders	$384.1	$249.4
Interest (income) expense, net	(4.4)	4.4
Income tax provision	129.8	99.6
Depreciation and amortization	29.5	30.3
EBITDA	539.0	383.7
Acquisition-related costs (a)	—	0.2
Business realignment costs (c)	5.1	0.3
Executive compensation adjustment (d)	0.6	—
Non-operating investment adjustments, net (e)	(0.1)	(0.4)
Adjusted EBITDA	$544.6	$383.8

The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended March 31,
	2026	2025
Net income allocated to common stockholders	$384.1	$249.4
Acquisition-related costs (a)	—	0.2
Amortization of acquired intangible assets (b)	16.7	18.4
Business realignment costs (c)	5.1	0.3
Executive compensation adjustment (d)	0.6	—
Non-operating investment adjustments, net (e)	(0.1)	(0.4)
Tax effect of adjustments	(6.1)	(4.7)
Deferred tax re-measurements (f)	(0.6)	—
Release of tax reserves (f)	(11.4)	—
Net income allocated to participating securities	(0.1)	(0.1)
Adjusted earnings	$388.2	$263.1
___________________________
(a) This amount includes acquisition-related costs primarily from the Company’s Cboe Digital, Cboe Canada, and Cboe Asia Pacific acquisitions, which are included in acquisition-related costs on the condensed consolidated statements of income.
(b) This amount represents the amortization of acquired intangible assets related to the Company’s acquisitions, which is included in depreciation and amortization on the consolidated statements of income.
(c) This amount represents certain business realignment costs related to announced business realignment initiatives. For the three months ended March 31, 2026, the costs included $1.6 million in compensation and benefits, $1.8 million in technology support services, $1.5 million in professional fees and outside services, and $0.2 million in other expenses, respectively, on the condensed consolidated statements of income. For the three months ended March 31, 2025, the costs included $0.3 million in compensation and benefits on the condensed consolidated statements of income.
(d) This amount represents the CEO sign-on long-term equity awards granted in 2025 with a grant date value of $6.0 million (comprised of a mixture of time and performance-based awards) that are subject to a 3-year cliff vesting requirement associated with the hiring of Craig Donohue as Chief Executive Officer, which is included in compensation and benefits on the condensed consolidated statements of income. This amount does not include the CEO's annual long-term equity incentive awards that were prorated for 2025.
(e) This amount represents net gains and losses associated with the PYTH token intangible assets and from the Company's minority investments in Abaxx Singapore Pte and American Financial Exchange, LLC, which are included in loss on investments, net on the condensed consolidated statements of income.
(f) These amounts represent the tax impact related to resolution of uncertain tax positions for the three months ended March 31, 2026.

The following summarizes changes in certain operational and financial metrics for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

The following summarizes changes in certain operational and financial metrics for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 (continued from previous page):

The following table includes operational and financial metrics for our Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX segments. The following summarizes changes in certain operational and financial metrics for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2026	2025
	(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	68.9	58.4	10.5	18%
Total touched contracts (1)	20.1	18.2	1.9	10%
Multi-listed contract ADV	13.9	13.4	0.5	4%
Index contract ADV	6.1	4.8	1.3	29%
Trading days	61	60	1	2%
Total Options revenue per contract (RPC) (2)	$0.343	$0.287	$0.056	19%
Multi-listed options RPC (2)	$0.080	$0.066	$0.014	21%
Index options RPC (2)	$0.940	$0.908	$0.032	3%
Total Options market share	29.1%	31.1%	(2.0)%	*
Multi-listed options market share	22.3%	25.0%	(2.7)%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total matched shares (in billions) (5)	2.0	1.6	0.4	20%
Market ADV (in billions)	20.0	15.7	4.3	27%
Market share	9.8%	10.5%	(0.7)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (3)	$0.017	$0.014	$0.003	19%
U.S. ETPs: launches (number of launches)	81	77	4	5%
U.S. ETPs: listings (number of listings)	1,217	944	273	29%
U.S. Equities - Off-Exchange:
ADV (touched shares, in millions) (1)	249.2	90.6	158.6	175%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (4)	$0.063	$0.117	$(0.054)	(46)%
Trading days	61	60	1	2%
Canadian Equities:
ADV (matched shares, in millions) (5)	215.8	159.6	56.2	35%
Trading days	62	62	—	—%
Net capture (per 10,000 touched shares, in Canadian dollars) (6)	$4.329	$4.250	$0.079	2%
Europe and Asia Pacific:
European Equities:
ADNV:
Matched ADNV (Euros - in billions) (7)	€17.3	€13.8	€3.5	25%
Market ADNV (in billions)	67.8	55.8	12.0	21%
Trading days	63	63	—	—%
Market share	25.5%	24.8%	0.7%	*
Net capture (per matched notional value (bps), in Euros) (8)	€0.272	€0.252	€0.020	8%
Cboe Clear Europe:
Trades cleared, in millions (9)	434.7	412.1	22.6	5%
Fee per trade cleared (10)	€0.009	€0.008	€0.001	10%
European Equities market share cleared (11)	40.2%	39.2%	1.0%	*
Net settlement volume, in millions (12)	3.9	3.2	0.7	23%
Net fee per settlement (13)	€1.044	€0.951	€0.093	10%
Australian Equities:
ADNV (Australian dollars - in billions)	$1.2	$0.8	$0.4	46%
Trading days	62	62	—	—%
Market share - Continuous	20.6%	19.4%	1.2%	*
Net capture (per matched notional value (bps), in Australian dollars) (14)	$0.208	$0.156	$0.052	34%
Futures:
ADV (in thousands)	283.3	249.4	33.9	14%
Trading days	61	60	1	2%
RPC	$1.649	$1.740	$(0.091)	(5)%
Global FX:
ADNV ($ - in billions)	$70.4	$51.9	$18.5	36%
Trading days	63	63	—	—%
Net capture (per one million dollars traded) (15)	$2.87	$2.77	$0.10	4%

Average British pound/U.S. dollar exchange rate	$1.348	$1.259	$0.089	7%
Average Canadian dollar/U.S. dollar exchange rate	$0.729	$0.697	$0.032	5%
Average Euro/U.S. dollar exchange rate	$1.170	$1.051	$0.119	11%
Average Euro/British pound exchange rate	£0.869	£0.835	£0.034	4%
Average Australian dollar/U.S. dollar exchange rate	$0.695	$0.627	$0.068	11%
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
Note, in the second quarter of 2025, Digital futures products were transitioned to Cboe Futures Exchange. Futures metrics prior to the second quarter of 2025 exclude Digital futures products.

(1)Touched volume represents the total number of shares of equity securities and ETFs internally matched on our exchanges or routed to and executed on an external market center.
(2)Average revenue per contract, for options and futures, represents total net transaction fees recognized for the period divided by total contracts traded during the period.
(3)Net capture per one hundred touched shares refers to transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth of ADV of touched shares on BZX, BYX, EDGX, and EDGA and the number of trading days.
(4)Net capture per one hundred touched shares refers to transaction fees less order and execution management system (OMS/EMS) fees and clearing costs divided by the product of one-hundredth of ADV of touched shares on BIDS Trading and the number of trading days for the period.
(5)Matched volume represents the total number of shares of equity securities and ETFs activity executed on our exchanges.
(6)Net capture per 10,000 touched shares refers to transaction fees divided by the product of one ten-thousandth of ADV of shares of Cboe Canada and the number of trading days.
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

Revenues
Total revenues for the three months ended March 31, 2026 increased $77.8 million, or 7%, compared to the same period in 2025 primarily due to an increase in derivatives markets revenue, driven by an increase in transaction and clearing fees as a result of increased volumes traded on the Cboe options exchanges.
The following summarizes changes in revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (in millions, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2026	2025
Cash and spot markets	$482.2	$500.9	$(18.7)	(4)%
Data Vantage	181.3	152.5	28.8	19%
Derivatives markets	609.3	541.6	67.7	13%
Total revenues	$1,272.8	$1,195.0	$77.8	7%
Cash and Spot Markets
Cash and spot markets revenue decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a decrease in regulatory fees, partially offset by an increase in transaction and clearing fees. Regulatory fees decreased primarily due to a decrease in the Section 31 fee rate, from an average of $27.80 per million dollars of covered sales for the three months ended March 31, 2025 to an average rate of $0 per million dollars of covered sales for the three months ended March 31, 2026, following a rate change effective May 2025 to $0 per million dollars of covered sales due to the SEC having collected its entire 2025 appropriated amount. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees. Transaction and clearing fees increased primarily due to a 20% increase in total matched shares on Cboe U.S. equity exchanges (BZX, BYX, EDGX, and EDGA, collectively, the "Cboe U.S. equity exchanges") and a 25% increase in Cboe European equities exchanges matched ADNV.
Data Vantage
Data Vantage revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increases in logical port fees in the Options, North American Equities, and Europe and Asia Pacific segments, driven by increased customer demand. Proprietary market data fees increased primarily due to increases in customer demand for existing data products as a result of increased new unit sales and a strong contribution from new product sales, complementing continued demand for access to our markets and a durable and growing international contribution.
Derivatives Markets
Derivatives markets revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in transaction and clearing fees, partially offset by a decrease in regulatory fees. Transaction and clearing fees increased primarily due to a 29% increase in index options ADV. Regulatory fees decreased primarily due to a decrease in the Section 31 fee rate, from an average of $27.80 per million dollars of covered sales for the three months ended March 31, 2025 to an average rate of $0 per million dollars of covered sales for the three months ended March 31, 2026, following a rate change effective May 2025 to $0 per million dollars of covered sales due to the SEC having collected its entire 2025 appropriated amount. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees.

Cost of Revenues
The following tables reconcile the disaggregated cost of revenues captions presented on the condensed consolidated statements of income to the revenue captions presented on the condensed consolidated statements of income for the three months ended March 31, 2026 and 2025, respectively (in millions):

	Three Months Ended March 31, 2026
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$308.6	$—	$137.5	$446.1
Routing and clearing fees	15.9	—	4.1	20.0
Regulatory fees cost of revenues	—	—	—	—
Royalty fees and other cost of revenues	15.0	3.5	59.3	77.8
Total cost of revenues	$339.5	$3.5	$200.9	$543.9

	Three Months Ended March 31, 2025
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$245.7	$—	$149.1	$394.8
Routing and clearing fees	15.3	—	4.3	19.6
Regulatory fees cost of revenues	120.6	—	32.5	153.1
Royalty fees and other cost of revenues	12.6	3.1	46.6	62.3
Total cost of revenues	$394.2	$3.1	$232.5	$629.8
Total cost of revenues decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a decrease in regulatory fees cost of revenues as a result of a decrease in the Section 31 fee rate, partially offset by an increase in liquidity payments due to an increase in total matched shares on the Cboe U.S. equity exchanges.
The following summarizes changes in the disaggregated cost of revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (in millions, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2026	2025
Liquidity payments	$446.1	$394.8	$51.3	13%
Routing and clearing fees	20.0	19.6	0.4	2%
Regulatory fees cost of revenues	—	153.1	(153.1)	(100)%
Royalty fees and other cost of revenues	77.8	62.3	15.5	25%
Total cost of revenues	$543.9	$629.8	$(85.9)	(14)%
Liquidity Payments
Liquidity payments increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in liquidity payments on the Cboe U.S. equity exchanges as a result of a 20% increase in total matched shares, partially offset by a decrease in liquidity payments on the Cboe options exchanges as a result of liquidity payments fee tier shifts largely within multi-listed options.
Routing and Clearing
Routing and clearing fees increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a 23% increase in Cboe Clear Europe net settlement volume, partially offset by a decrease in routed trades on the Cboe U.S. equity exchanges.
Regulatory Fees Cost of Revenues
Regulatory fees cost of revenues decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a decrease in the Section 31 fee rate, from an average rate of $27.80 per million dollars of covered sales for the three months ended March 31, 2025 to an average rate of $0 per million dollars of covered sales for the three months ended March 31, 2026, following a rate change effective May 2025 to $0 per million dollars of covered sales due to the SEC having collected its entire 2025 appropriated amount. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees.
Royalty Fees and Other Cost of Revenues
Royalty fees and other cost of revenues increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in trading volumes of index products in the Options segment.
Revenues Less Cost of Revenues
Revenues less cost of revenues increased $163.7 million, or 29%, for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in derivatives markets revenues less cost of revenues driven by an increase in volumes traded on the Cboe options exchanges, an increase in cash and spot markets revenues less cost of revenues driven by increases in volumes traded on the Cboe European equities exchanges and the Cboe U.S. equity exchanges, and an increase in Data Vantage revenues less cost of revenues as a result of increased access and capacity fees and proprietary market data across segments.
The following summarizes the components of revenues less cost of revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (in millions, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2026	2025
Cash and spot markets	$142.7	$106.7	$36.0	34%
Data Vantage	177.8	149.4	28.4	19%
Derivatives markets	408.4	309.1	99.3	32%
Total revenues less cost of revenues	$728.9	$565.2	$163.7	29%
Cash and Spot Markets
Cash and spot markets revenues less cost of revenues increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increases in transaction and clearing fees less liquidity payments and routing and clearing costs (“net transaction and clearing fees”) in the Europe and Asia Pacific, North American Equities, and Global FX segments. Net transaction and clearing fees increased primarily due to a 25% increase in Cboe European equities matched ADNV, a 20% and 19% increase in total matched shares and net capture on Cboe U.S. equity exchanges, respectively, a 36% increase in Global FX ADNV, and a 23% increase in Cboe Clear Europe net settlement volumes.
Data Vantage
Data Vantage revenues less cost of revenues increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increases in logical port fees and physical port fees in the Options, North American Equities, and Europe and Asia Pacific segments, driven by increased customer demand. Proprietary market data fees increased primarily due to increases in customer demand for existing data products as a result of increased new unit sales and a strong contribution from new product sales, complementing continued demand for access to our markets and a durable and growing international contribution.
Derivatives Markets
Derivatives markets revenues less cost of revenues increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in net transaction and clearing fees driven by a 29% increase in index options ADV and a 21% increase in multi-listed options RPC, partially offset by an increase in royalty fees as a result of increased trading volumes of index products in the Options segment.
Operating Expenses
Total operating expenses for the three months ended March 31, 2026 compared to the same period in 2025 increased $12.0 million, or 6%, primarily due to an increase in compensation and benefits.

The following summarizes changes in operating expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (in millions, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2026	2025
Compensation and benefits	$127.9	$116.2	$11.7	10%
Depreciation and amortization	29.5	30.3	(0.8)	(3)%
Technology support services	27.6	25.6	2.0	8%
Professional fees and outside services	18.3	20.8	(2.5)	(12)%
Travel and promotional expenses	8.0	6.4	1.6	25%
Facilities costs	6.2	6.2	—	—%
Acquisition-related costs	—	0.2	(0.2)	(100)%
Other expenses	5.8	5.6	0.2	4%
Total operating expenses	$223.3	$211.3	$12.0	6%
Compensation and Benefits
Compensation and benefits increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a $5.0 million increase in payroll benefits, a $2.8 million increase in accrued bonuses as a result of strong Company performance, a $1.9 million increase in salaries and wages primarily due to merit increases, and a $1.5 million increase in equity compensation related to executive transitions.
Depreciation and Amortization
Depreciation and amortization decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to declines in amortization under the discounted cash flow method for the intangibles acquired in the Merger, partially offset by an increase in depreciation for servers, networking equipment, and leasehold improvements.
Technology Support Services
Technology support services increased for the three months ended March 31, 2026 compared to the same period in 2025 due to acceleration of certain technology support services as a result of the CEDX wind down announcement in January 2026.
Professional Fees and Outside Services
Professional fees and outside services decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a decrease in regulatory costs related to CAT expenses, partially offset by increases in contract services, legal fees, and accounting fees.
Travel and Promotional Expenses
Travel and promotional expenses increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increases in marketing and advertising expenses.
Facilities Costs
Facilities costs were consistent for the three months ended March 31, 2026 compared to the same period in 2025.
Acquisition-Related Costs
Acquisition-related costs decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a decrease in retention-related compensation costs associated with prior acquisitions.
Other Expenses
Other expenses increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increases in office expenses, events, and charitable contributions, partially offset by a decrease in bad debt expense.

Operating Income
As a result of the items above, operating income for the three months ended March 31, 2026 was $505.6 million, compared to operating income of $353.9 million for the three months ended March 31, 2025, an increase of $151.7 million.
Interest Expense
Interest expense increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in Cboe Clear Europe commitment fees on the Cboe Clear Europe Credit Facility.
Interest Income
Interest income increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to income from U.S. Treasury bills as a result of additional investments of cash and cash equivalents.
Loss on Investments, Net
Loss on investments, net decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an equity loss on the Company's equity method investment in the 7Ridge Fund (which owned Trading Technologies International Inc.) recorded in the three months ended March 31, 2025 that did not recur in the first quarter of 2026.
Other Income, Net
Other income, net increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in dividend income from the Company's minority ownership of Vest Group Inc., coupled with foreign transaction gains.
Income Before Income Tax Provision
As a result of the above, income before income tax provision for the three months ended March 31, 2026 was $515.5 million, compared to income before income tax provision of $350.2 million for the three months ended March 31, 2025, an increase of $165.3 million.
Income Tax Provision
The effective tax rate from continuing operations was 25.2% and 28.4% for the three months ended March 31, 2026 and 2025, respectively. The lower effective tax rate for the three months ended March 31, 2026 was primarily due to the resolution of uncertain tax positions with state and local taxing authorities.
Net Income
As a result of the items above, net income for the three months ended March 31, 2026 was $385.7 million, compared to net income of $250.6 million, for the three months ended March 31, 2025, an increase of $135.1 million.

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
The following summarizes our total revenues by segment (in millions, except percentages):

Total revenues by segment
$1,350.0
$1,080.0
$810.0
$540.0
$270.0
$—
(in millions)
$1,272.8
$30.4
$119.4
$415.7
$38.9
$668.4
$1,195.0
$21.9
$93.1
$460.1
$35.3
$584.6
YTD 2026
YTD 2025
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

	Three Months Ended March 31,		Percent Change	Percentage of Total Revenues
				Three Months Ended March 31,
	2026	2025		2026	2025
Options	$668.4	$584.6	14%	53%	49%
North American Equities	415.7	460.1	(10)%	33%	38%
Europe and Asia Pacific	119.4	93.1	28%	9%	8%
Futures	38.9	35.3	10%	3%	3%
Global FX	30.4	21.9	39%	2%	2%
Total revenues	$1,272.8	$1,195.0	7%	100%	100%

The following summarizes our revenues less cost of revenues by segment (in millions, except percentages):

Total revenues less cost of revenues by segment
(in millions)
$775.0
$620.0
$465.0
$310.0
$155.0
$—
$728.9
$29.4
$84.9
$111.2
$35.8
$467.6
$565.2
$21.3
$64.1
$94.6
$32.8
$352.4
YTD 2026
YTD 2025
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

			Percent Change	Percentage of Total Revenues Less Cost of Revenues
	Three Months Ended March 31,			Three Months Ended March 31,
	2026	2025		2026	2025
Options	$467.6	$352.4	33%	64%	62%
North American Equities	111.2	94.6	18%	15%	17%
Europe and Asia Pacific	84.9	64.1	32%	12%	11%
Futures	35.8	32.8	9%	5%	6%
Global FX	29.4	21.3	38%	4%	4%
Total revenues less cost of revenues	$728.9	$565.2	29%	100%	100%

Options
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin for our Options segment (in millions, except percentages):

	Three Months Ended March 31,		Percent Change	Percentage of Total Revenues
				Three Months Ended March 31,
	2026	2025		2026	2025
Revenues less cost of revenues	$467.6	$352.4	33%	70%	60%
Operating expenses	108.0	94.5	14%	16%	16%
Operating income	$359.6	$257.9	39%	54%	44%
Operating margin	76.9%	73.2%	*	*	*
Adjusted Operating EBITDA (1)	$367.7	$264.8	39%	55%	45%
Adjusted Operating EBITDA margin (2)	78.6%	75.1%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of operating income to adjusted operating EBITDA, and management’s reasons for using such non-GAAP measures.
(2)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $115.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in net transaction and clearing fees driven by a 29% increase in index options ADV. For the three months ended March 31, 2026, operating income for the Options segment increased $101.7 million compared to the three months ended March 31, 2025 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $13.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in compensation and benefits and technology support services.
North American Equities
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin for our North American Equities segment (in millions, except percentages):

	Three Months Ended March 31,		Percent Change	Percentage of Total Revenues
				Three Months Ended March 31,
	2026	2025		2026	2025
Revenues less cost of revenues	$111.2	$94.6	18%	27%	21%
Operating expenses	44.7	50.2	(11)%	11%	11%
Operating income	$66.5	$44.4	50%	16%	10%
Operating margin	59.8%	46.9%	*	*	*
Adjusted Operating EBITDA (1)	$78.2	$56.5	38%	19%	12%
Adjusted Operating EBITDA margin (2)	70.3%	59.7%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of operating income to adjusted operating EBITDA, and management’s reasons for using such non-GAAP measures.
(2)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $16.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in net transaction and clearing fees driven by a 20% increase in total matched shares on Cboe U.S. equity exchanges, coupled with an increase in access and capacity fees and market data revenue. For the three months ended March 31, 2026, operating income for the North American Equities segment increased $22.1 million compared to the three months ended March 31, 2025 primarily due to an increase in revenues less cost of revenues, coupled with a decrease in operating expenses. Operating expenses decreased $5.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to decreases in professional fees, depreciation and amortization, technology support services, and compensation and benefits.

Europe and Asia Pacific
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin for our Europe and Asia Pacific segment (in millions, except percentages):

	Three Months Ended March 31,		Percent Change	Percentage of Total Revenues
				Three Months Ended March 31,
	2026	2025		2026	2025
Revenues less cost of revenues	$84.9	$64.1	32%	71%	69%
Operating expenses	45.2	42.1	7%	38%	45%
Operating income	$39.7	$22.0	80%	33%	24%
Operating margin	46.8%	34.3%	*	*	*
Adjusted Operating EBITDA (1)	$49.9	$29.9	67%	42%	32%
Adjusted Operating EBITDA margin (2)	58.8%	46.6%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of operating income to adjusted operating EBITDA, and management’s reasons for using such non-GAAP measures.
(2)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $20.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in net transaction and clearing fees driven by a 25% increase in Cboe European Equities matched ADNV, coupled with a 23% increase in Cboe Clear Europe net settlement volumes. For the three months ended March 31, 2026, operating income for the Europe and Asia Pacific segment increased $17.7 million compared to the three months ended March 31, 2025 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $3.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in compensation and benefits.
Futures
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin for our Futures segment (in millions, except percentages):

	Three Months Ended March 31,		Percent Change	Percentage of Total Revenues
				Three Months Ended March 31,
	2026	2025		2026	2025
Revenues less cost of revenues	$35.8	$32.8	9%	92%	93%
Operating expenses	11.7	12.2	(4)%	30%	35%
Operating income	$24.1	$20.6	17%	62%	58%
Operating margin	67.3%	62.8%	*	*	*
Adjusted Operating EBITDA (1)	$24.8	$21.5	15%	64%	61%
Adjusted Operating EBITDA margin (2)	69.3%	65.5%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of operating income to adjusted operating EBITDA, and management’s reasons for using such non-GAAP measures.
(2)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $3.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in net transaction and clearing fees as a result of a 14% increase in ADV. For the three months ended March 31, 2026, operating income for the Futures segment increased $3.5 million compared to the three months ended March 31, 2025 primarily due to an increase in revenues less cost of revenues, coupled with a decrease in operating expenses. Operating expenses decreased $0.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to a decrease in compensation and benefits.

Global FX
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin for our Global FX segment (in millions, except percentages):

	Three Months Ended March 31,		Percent Change	Percentage of Total Revenues
				Three Months Ended March 31,
	2026	2025		2026	2025
Revenues less cost of revenues	$29.4	$21.3	38%	97%	97%
Operating expenses	11.6	11.0	5%	38%	50%
Operating income	$17.8	$10.3	73%	59%	47%
Operating margin	60.5%	48.4%	*	*	*
Adjusted Operating EBITDA (1)	$20.4	$13.2	55%	67%	60%
Adjusted Operating EBITDA margin (2)	69.4%	62.0%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of operating income to adjusted operating EBITDA, and management’s reasons for using such non-GAAP measures.
(2)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $8.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in net transaction and clearing fees driven by a 36% increase in ADNV. For the three months ended March 31, 2026, operating income for the Global FX segment increased $7.5 million compared to the three months ended March 31, 2025 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $0.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in compensation and benefits, partially offset by a decrease in depreciation and amortization.
Liquidity and Capital Resources
Below are charts that reflect elements of our capital allocation. “YTD” represents the three month periods ended March 31, 2026 and 2025, respectively:
We expect our cash on hand at March 31, 2026 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility, and potential participation in future financing transactions to obtain additional capital, will meet our cash needs to fund our operations, capital expenditures, interest and principal payments on debt, any dividends, potential strategic acquisitions, to cover any adjustments arising from tax examinations, and opportunities for common stock repurchases under the previously announced program. See Note 10 (“Debt”) of the condensed consolidated financial statements for further information.

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
The Revolving Credit Facility and Cboe Clear Europe Credit Facility are expected to terminate within the next year and we may not be able to enter into replacement facilities on commercially reasonable terms, or at all. Please refer to Note 10 (“Debt”) for further information.
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
Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments, including certain short-term repurchase agreements, U.S. and UK Treasury securities, and money market funds, with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of March 31, 2026 decreased $82.1 million from December 31, 2025 primarily due to the change in accounts payable and accrued liabilities as a result of the resolution of uncertain tax positions with state and local taxing authorities, the change in accounts receivable driven by increased revenues, and cash dividends on common stock, partially offset by the results of operations, the change in income taxes receivable, and the change in provision (benefit) for deferred income taxes. See “Cash Flow” below for further discussion.
Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $420.8 million and $424.4 million as of March 31, 2026 and December 31, 2025, respectively. The remaining balance was held in the United States and totaled $1,713.6 million and $1,792.1 million as of March 31, 2026 and December 31, 2025, respectively. Management has designated the earnings of certain foreign subsidiaries as indefinitely reinvested. Accordingly, cash held by those subsidiaries is not assumed to be available for repatriation absent a change in management’s intent. Cash distributions from foreign subsidiaries, when made, are evaluated on a subsidiary‑specific basis.
Our financial investments include deferred compensation plan assets, as well as investments with original or acquired maturities longer than three months, that mature in less than one year from the balance sheet date and are recorded at fair value. As of March 31, 2026 and December 31, 2025, financial investments primarily consisted of U.S. Treasury securities and deferred compensation plan assets.

Cash Flow
The following table summarizes our cash flow data for the three months ended March 31, 2026 and 2025, respectively (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash flows provided by operating activities	$1,960.0	$912.9
Net cash flows used in investing activities	(17.7)	(19.7)
Net cash flows used in financing activities	(140.2)	(114.5)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(58.1)	125.7
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$1,744.0	$904.4

	As of March 31,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$2,134.4	$1,042.2
Restricted cash and cash equivalents (included in margin deposits, default fund, and interoperability fund)	3,442.6	1,618.9
Restricted cash and cash equivalents (included in other current assets)	34.5	—
Restricted cash and cash equivalents (included in cash and cash equivalents)	—	5.0
Customer bank deposits (included in margin deposits, default fund, and interoperability fund)	1.3	4.1
Total	$5,612.8	$2,670.2
Net Cash Flows Provided by Operating Activities
During the three months ended March 31, 2026, net cash provided by operating activities was $1,574.3 million higher than net income. The variance is primarily attributable to the change in margin deposits, default fund, and interoperability fund related to Cboe Clear Europe and customer bank deposits of $1,878.0 million, the change in income taxes receivable of $67.8 million, and the adjustment for the provision for deferred income taxes of $48.9 million, partially offset by the change in accounts payable and accrued liabilities of $351.7 million and the change in accounts receivable of $129.7 million for the three months ended March 31, 2026.
Net cash flows provided by operating activities were $1,960.0 million and $912.9 million for the three months ended March 31, 2026 and 2025, respectively. The change in net cash flows provided by operating activities was primarily due to the change in the margin deposits, default fund, and interoperability fund related to Cboe Clear Europe and customer bank deposits, an increase in net income, and the change in provision (benefit) for deferred income taxes, partially offset by the change in accounts payable and accrued liabilities and the change in accounts receivable for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Net Cash Flows Used In Investing Activities
Net cash flows used in investing activities were $17.7 million and $19.7 million for the three months ended March 31, 2026 and 2025, respectively. The change in net cash flows used in investing activities was primarily due to a decrease in the proceeds from maturities of available-for-sale financial investments, an increase in the purchases of property and equipment and leasehold improvements, net, and a decrease in the proceeds from investments, partially offset by a decrease in purchases of available-for-sale financial investments for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $140.2 million and $114.5 million for the three months ended March 31, 2026 and 2025, respectively. The change in net cash flows used in financing activities was primarily attributable to increases in purchases of common stock, including commissions and excise taxes, cash dividends on common stock, and repurchases of common stock from employee stock plans for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Financial Assets
The following summarizes our financial assets, excluding margin deposits, default fund, and interoperability fund as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$2,134.4	$2,216.5
Financial investments	35.9	36.1
Less deferred compensation plan assets	(35.4)	(35.8)
Adjusted cash (1)	$2,134.9	$2,216.8
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
Debt
The following summarizes our debt obligations as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026	December 31, 2025
3.650% Senior Notes	$650.0	$650.0
1.625% Senior Notes	500.0	500.0
3.000% Senior Notes	300.0	300.0
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Less unamortized discount and debt issuance costs	(6.6)	(7.1)
Total debt	$1,443.4	$1,442.9
As of March 31, 2026 and December 31, 2025, the Company was in compliance with the covenants of our debt agreements.
In addition to the debt outstanding, as of March 31, 2026, we had an additional $400.0 million available through our Revolving Credit Facility, with the ability to borrow another $200.0 million by increasing the commitments under the facility, subject to the agreement of the applicable lenders. Together with adjusted cash, we had approximately $2.5 billion available to fund our operations, capital expenditures, potential acquisitions, debt repayments, and any dividends, net of minimum regulatory capital requirements of $191.4 million, which are subject to potential applicable regulatory restrictions and approvals and potential associated tax costs.
The Revolving Credit Facility and Cboe Clear Europe Credit Facility are expected to terminate within the next year and we may not be able to enter into replacement facilities on commercially reasonable terms, or at all. The 3.650% Senior Notes mature in January 2027 and we may not be able to refinance, should we elect to, on commercially reasonable terms, or at all. Please refer to Note 10 (“Debt”) for further information.
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

Share Repurchase Program
In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $2.3 billion. The program permits the Company to purchase shares through a variety of methods, including in the open market, through established trading plans, or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. Share repurchases are recorded as the Company's treasury stock and are ultimately retired, or they are available to be redistributed.
Under the program, for the three months ended March 31, 2026, the Company repurchased 161,227 shares of its common stock at an average cost per share of $280.20, totaling $45.1 million. Since inception of the program through March 31, 2026, the Company has repurchased 21,224,927 shares of common stock at an average cost per share of $81.54, for a total value of $1.7 billion.
As of March 31, 2026, the Company had $569.4 million of availability remaining under its existing share repurchase authorizations.
Commercial Commitments and Contractual Obligations
As of March 31, 2026, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our current and long-term debt outstanding, contingent considerations, software development activities, and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 10 (“Debt”) for a discussion of the outstanding debt, Note 12 (“Clearing Operations”) for information on Cboe Clear Europe's and Cboe Clear U.S.’s clearinghouse exposure guarantees, and Note 22 (“Leases”) for a discussion of operating leases and equipment leases.
Guarantees
We use Wedbush Securities, Inc. ("Wedbush"), and Morgan Stanley & Co. LLC ("Morgan Stanley") to clear our routed equities transactions for the Cboe U.S. equity exchanges. Wedbush and Morgan Stanley guarantee the trade until the trade has been submitted to and validated by the National Securities Clearing Corporation ("NSCC"), after which time NSCC provides a guarantee until the trade settles. Thus, Cboe Trading is potentially exposed to credit risk to the counterparty from an equity trade routed to another market center until the trade has been processed and validated by the NSCC on the trade date. The BIDS Trading ATS platform delivers matched trades to BofA Securities, Inc. (“BOA”), which delivers the matched trades to the NSCC. BOA guarantees the trade until one day after the trade date, after which time the NSCC provides a guarantee until the trade settles. In the case of failure to perform on the part of Wedbush or Morgan Stanley on routed transactions for the Cboe U.S. equity exchanges, we provide the guarantee to the counterparty to the trade. In the case of failure to perform on the part of BOA on transactions for the BIDS Trading ATS platform, BIDS has obligations to the counterparties to satisfy the trades.
OCC acts as a central counterparty on all transactions in listed equity options and other options in our Options segment, and as such, guarantees clearance and settlement of all of our options transactions. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the consolidated financial statements for these guarantees. Similarly, with respect to trades in U.S. listed equity options and other options occurring on Cboe Options, C2, BZX, and EDGX, and to trades in CFE futures and options on futures products cleared by OCC, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on these transactions and, as such, guarantees clearance and settlement of these matched trades. With respect to U.S. government securities transactions executed on Cboe Fixed Income, we use ABN and/or Mirae to deliver matched trades to the Fixed Income Clearing Corporation ("FICC") Government Securities Division ("GSD"). FICC GSD acts as a central counterparty on all transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all of those matched trades.
With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on Cboe Canada and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. With respect to trades in options and futures formerly occurring on CEDX, we delivered matched trades of our customers to Cboe Clear Europe, which acted as a central counterparty on all transactions formerly occurring on CEDX and, as such, guaranteed clearance and settlement of all of those matched options and futures trades. Cboe Clear Europe, with respect to SFT services, utilizes The Bank of New York Mellon Corporation and J.P. Morgan as Tri-Party Collateral Agents for non-cash collateral, central, and correspondent banks for the exchange of cash collateral, while Pirum serves as the transmitter of transactions and post-trade lifecycle events on behalf of our mutual clients. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia.
With respect to trades on CFE in digital asset futures cleared by Cboe Clear U.S. (including digital asset futures previously traded on Cboe Digital Exchange), we deliver matched trades of our customers to Cboe Clear U.S., which acts as a central counterparty on these digital asset futures transactions. As the central counterparty, Cboe Clear U.S. guarantees clearance and settlement of all matched trades in these digital asset futures.
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
In the three months ended March 31, 2026, there were no significant changes to our critical accounting estimates from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.
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
Foreign Currency Exchange Rate Risk
Our operations in Europe, Canada, and Asia Pacific are subject to increased currency translation risk as revenues and expenses are denominated in foreign currencies, primarily the Euro, British pound, Australian dollar, and Canadian dollar. We also have de minimis exposure to other foreign currencies, including the Japanese yen, Singapore dollar and Philippine peso.
For the three months ended March 31, 2026, our exposure to foreign-denominated revenues less cost of revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Three Months Ended March 31, 2026
	Euros (1)	British Pounds (1)	Australian Dollars (1)
Foreign denominated % of:
Revenues less cost of revenues	7.3%	3.2%	1.2%
Operating expenses	9.2%	10.7%	3.2%
Impact of 10% adverse currency fluctuation on:
Revenues less cost of revenues	$5.3	$2.3	$0.9
Operating expenses	2.1	2.4	0.7
___________________________
(1)An average foreign exchange rate to the U.S. dollar for the period was used. See Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the table summarizing the changes in certain operational and financial metrics for more information.
Equity Risk
Our investment in European, Canadian, and Asia Pacific operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European businesses are denominated in British pounds or Euros. The assets and liabilities of our Canadian businesses are denominated in Canadian dollars. The assets and liabilities of our Asia Pacific businesses are denominated in Australian dollars, Japanese yen, Singapore dollars, or Philippine pesos. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S.

dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income, net within stockholders' equity on our condensed consolidated balance sheet.
Our primary exposure to this equity risk as of March 31, 2026 is presented by foreign currency in the following table (in millions):

	Euros (1)	British Pounds (1)	Canadian Dollars (1)
Net equity investment, by foreign currency	$243.9	$600.8	$177.1
Impact on consolidated equity of a 10% adverse currency fluctuation	24.4	60.1	17.7
___________________________
(1)Converted to U.S. dollars using the foreign exchange rate of Euros per U.S. dollar, British pounds per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of March 31, 2026.
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
With respect to orders Cboe Trading routes to other markets for execution on behalf of our Exchanges, Cboe Trading is exposed to some counterparty credit risk in the case of failure to perform on the part of our routing and clearing firms that are involved in processing equities and options transactions on our behalf: Wedbush, BOA, Morgan Stanley, The Goldman Sachs Group, Inc., Wolverine Execution Services, LLC, and Instinet, LLC, as well as failure on the part of such brokers to pass back any transactional rebates. Morgan Stanley and Wedbush guarantee trades until the trade has been submitted to and validated by NSCC, after which time NSCC provides a guarantee until the trade settles (T+1). Thus, Cboe Trading is potentially exposed to credit risk from the counterparty to a trade routed to another market center until the trade has been processed and validated by the NSCC in the event that Morgan Stanley or Wedbush fails to perform. The BIDS Trading ATS platform is potentially exposed to counterparty credit risk on equities trades between the trade date and one day after the trade date in the event that BOA fails. With respect to U.S. government securities transactions, we use ABN and/or Mirae to deliver matched trades to FICC GSD without taking on counterparty risk for those trades. FICC GSD acts as a central counterparty on all U.S. government securities transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all those matched trades. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the condensed consolidated financial statements for these guarantees.

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
The Company is exposed to further credit and investment risk through our clearing operations. Cboe Clear Europe holds material amounts of clearing member collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as liquidity and market risks. Cboe Clear U.S. holds amounts of clearing member collateral in the form of cash. The following is a summary of the risks associated with these deposits and how these risks are mitigated:
•Credit Risk - The credit risk is predominantly in the event a clearing member fails to meet a financial or contractual obligation and relates to custodians and settlement banks. Cboe Clear Europe attempts to mitigate this risk through minimum participant requirements for existing clearing members and SFT's special clearing members and monitoring their financial health. To cover potential loss to Cboe Clear Europe in the event of a clearing member default, collateral is required from clearing members. Besides potential defaults of clearing members, the main credit risk faced by the clearinghouse is exposure to clearing members when a trade fails to settle. To help mitigate this risk, a fail fee is charged to discourage late settlements. This fee covers Cboe Clear Europe’s costs but also acts as a deterrent as required by applicable settlement efficiency regulation. Cboe Clear U.S. sets minimum financial requirements on settlement banks and any clearing member that may expose the clearinghouse to credit risk. The financial strength of settlement banks and such clearing members is monitored routinely. Furthermore, Cboe Clear U.S. requires clearing members to post full or margined collateral, depending on the product eligible for clearing and their trading activities are subject to pre-trade checks on CFE. As of March 31, 2026, Cboe Clear U.S. only clears margined products. Cboe Clear U.S. does not expect a material loss concerning credit risk on any clearing member, or settlement bank.
•Liquidity Risk – Liquidity risk is the risk Cboe Clear Europe may not be able to meet its payment obligations in the right currency, in the right place and at the right time. To help mitigate this risk, Cboe Clear Europe monitors its liquidity requirements closely and maintains funds and assets in a manner which attempts to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, holding funds with a central bank where possible or making only short-term investments serves to help reduce liquidity risks. Liquidity is mainly required for securities settlement. The payment and settlement obligations generally stem from the function of Cboe Clear Europe as a cash equity clearinghouse: shares are bought and sold by clearing members on a trading platform or OTC, and netted to settle two days later. During the settlement, the actual payment for and delivery of the shares take place, this process requires intraday liquidity. If counterparties, which receive shares against payment, are unable to settle, an overnight liquidity need arises. The overnight liquidity is typically very short term, and is usually limited to a few days. Cboe Clear U.S. monitors its liquidity requirements closely and maintains funds and assets in a manner which attempts to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, only allowing highly liquid USD denominated assets to be posted as collateral, or other highly liquid USD denominated assets as the clearinghouse may approve. Cboe Clear U.S. may not be able to meet its payment obligations in a timely manner in the event of delay in payment or default by a clearing member.
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
•Market Risk – Cboe Clear Europe is also exposed to market risk in the event that a clearing member defaults and the market prices of the securities in its open positions have moved adversely so the clearinghouse can only close out the participant’s obligations at a loss. To help mitigate market risk, Cboe Clear Europe collects collateral on an end of day and intraday basis from clearing members to cover for the probable loss during normal market conditions, together with contributions to the default fund to cover losses if a default occurred during extreme but plausible market conditions. Adverse movements in exchange rates affecting the value of obligations and collateral are factored into the calculation of the amount of collateral to be collected. Cboe Clear U.S. is also exposed to market risk in the event that a clearing member defaults and the market prices of its open positions have moved adversely so the clearinghouse can only close out the member's obligations at a loss or the clearing member has already realized trading losses in excess of the collateral at the time of default or the combination of the two. Cboe Clear U.S. collects collateral on an end of day and intraday basis from clearing members that are clearing margin eligible futures contracts. Cboe Clear U.S. only allows collateral in USD at this time. Cboe Clear U.S. maintains pre-funded resources to cover probable losses during normal market conditions due to default of clearing members.
•Investment Risk – Cboe Clear Europe, as of March 31, 2026, held $3.4 billion of clearing member margin deposits, default fund, and interoperability fund which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. In the event that a sovereign government or reverse repurchase agreement counterparty defaults, the value we hold as collateral might not be sufficient to cover our capital requirements in the event of defaults. While Cboe Clear Europe seeks to achieve a reasonable rate of return which may generate interest income for clearing members, Cboe Clear Europe is primarily concerned with preservation of capital and managing the risks associated with these deposits. As Cboe Clear Europe passes on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. While Cboe Clear Europe has policies and procedures that strive to help ensure that clearing member collateral is protected, Cboe Clear Europe cannot absolutely assure that these measures and safeguards will be sufficient to protect margin deposits, default fund, and interoperability fund from a default or that we will not be materially and adversely affected in the event of a significant default.
On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations. Any such effects to date have been minimal.
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of March 31, 2026 and 2025, our cash and cash equivalents and financial investments were $2,170.3 million and $1,153.1 million, respectively, of which $420.8 million and $251.3 million is held outside of the United States in various foreign subsidiaries in 2026 and 2025, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.
As of March 31, 2026, we had $1,443.4 million in outstanding debt, all of which relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed rate obligations. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the Cboe Clear Europe Credit Facility, as these facilities bear interest at fluctuating rates. As of March 31, 2026, there were no outstanding borrowings under our Revolving Credit Agreement or Cboe Clear Europe Credit Facility, respectively. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.
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

b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during the first quarter of 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Cboe incorporates herein by reference the discussion set forth in Note 21 (“Commitments, Contingencies, and Guarantees”) of the condensed consolidated financial statements included herein.
There have been no material updates during the period covered by this Form 10-Q to the Legal Proceedings as set forth in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 1A. Risk Factors.
Except as set forth below, there have been no material updates during the period covered by this Form 10-Q to the Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.

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

There is substantial competition for qualified and capable personnel which may make it difficult for us to retain and recruit qualified employees in sufficient numbers. In addition, subsequent to March 31, 2026, we announced additional actions related to our strategic realignment, that combined with our earlier actions to sell, wind down, and optimize certain businesses, is expected to reduce our workforce by approximately 20%. We have previously faced and may in the future face increased challenges in retaining and attracting qualified employees, including as we implement a return to office plan, our business review actions, and additional actions related to our strategic realignment. Further, potential negative perceptions of our human capital management related programs, including whether due to perceived over- or under-pursuit of such programs, may result in increased challenges in retaining or attracting qualified employees, as well as potential litigation or other adverse impacts. If we fail to retain our current employees, it would be difficult and costly to identify, recruit, and train replacements needed to continue to conduct and expand our business. In particular, failure to retain and attract qualified technology personnel could result in systems failures. Consequently, our reputation may be harmed, we may incur additional costs and our profitability could decline. There can be no assurance that we will be able to retain and motivate our employees in the same manner as we have historically done.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share repurchase program
In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $2.3 billion. The program permits the Company to purchase shares, through a variety of methods, including in the open market, through established trading plans, or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The Company repurchased 161,227 shares of its common stock under its share repurchase program during the three months ended March 31, 2026 at an average cost per share of $280.20, totaling $45.1 million, and had $569.4 million of availability remaining under its existing share repurchase authorizations as of March 31, 2026.

The table below shows the purchases of equity securities by the Company which settled during the three months ended March 31, 2026, reflecting the purchase of common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31, 2026	—	$—	—	$614.5
February 1 to February 28, 2026	11,500	269.59	11,500	611.4
March 1 to March 31, 2026	149,727	281.01	149,727	569.4
Total	161,227	$280.20	161,227
Purchase of common stock from employees
The table below reflects the acquisition of common stock by the Company in the three months ended March 31, 2026 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31, 2026	—	$—
February 1 to February 28, 2026	94,575	272.82
March 1 to March 31, 2026	5,781	300.37
Total	100,356	$283.56
Use of proceeds
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Executive Officers and Directors
During the three months ended March 31, 2026, our directors and executive officers adopted or terminated contracts, instructions, or written plans for the purchase or sale of our securities as noted below:

Name and Title	Date of Adoption of Trading Plan	Scheduled Expiration Date of Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Janet Froetscher Director	2/11/2026 (2)	3/17/2027 (2)	Sale of up to 4,884 shares of common stock
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
Date: May 1, 2026

	By:	/s/ Jill M. Griebenow
Jill M. Griebenow
Executive Vice President, Chief Financial Officer
Date: May 1, 2026