Form 10-Q
period 2026-06-30
Cboe Global Markets, Inc.
filed 2026-07-31
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	July 24, 2026
Common Stock, par value $0.01 per share	104,431,019 shares

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
•“BIDS Holdings” refers to BIDS Holdings L.P., a wholly-owned subsidiary of Cboe Global Markets, Inc.
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
•“CAT” refers to the Consolidated Audit Trail.
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
•“Cboe Data Vantage” refers to the Company's Cboe Data Vantage business (subsequently referred to as Data Vantage throughout the remainder of this document).
•“Cboe Digital” refers to Cboe Digital Intermediate Holdings, LLC and its subsidiaries.
•“Cboe Digital Exchange” refers to Cboe Digital Exchange, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Europe Equities” refers to the combined businesses of Cboe Europe and Cboe NL.
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
•“Cboe NL” refers to Cboe Europe B.V., a wholly-owned subsidiary of Cboe Global Markets, Inc., the Netherlands operator of our MTF, RM, and APA.
•“Cboe Options” refers to Cboe Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe SEF” refers to Cboe SEF, LLC, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Trading” refers to Cboe Trading, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“CEDX” refers to Cboe Europe Derivatives, formerly the Company's fully electronic pan-European derivatives platform operated by Cboe NL.
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
•“SFT” refers to Securities Financing Transactions.
•“SPX” refers to our S&P 500 Index exchange-traded options products.
•“TPH” refers to either a Trading Permit Holder or a Trading Privilege Holder.
•“VIX futures” or “VIX options” or “Options on VIX futures” refer, as applicable, to our Cboe Volatility Index exchange-traded options and futures products.

TRADEMARK AND OTHER INFORMATION
Cboe®, Cboe Global Markets®, Cboe Volatility Index®, Cboe Clear®, Cboe Datashop®, Cboe Futures Exchange®, CFE®, Cboe Hanweck®, Cboe LIS®, Bats®, BIDS Trading®, BYX®, BZX®, EDGA®, EDGX®, Hybrid®, Life is Better with Options®, LiveVol®, MATCHNow®, NANO®, Options Institute®, Silexx®, VIX®, VIX1D®, and XSP® are registered trademarks, and Cboe BIDS EuropeSM, C2SM, Cboe Data VantageSM, Cboe TitaniumSM, Cboe TiSM, Cboe PlusSM, Cboe PredictsSM, Mag 10SM and Magnificent 10SM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks and DSPXSM is a service mark of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements, which are subject to known and unknown risks, uncertainties, and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in this Quarterly Report and other filings with the SEC.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except par value data and share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,276.2	$2,216.5
Financial investments	114.5	36.1
Accounts receivable, net of $5.4 allowance for credit losses at June 30, 2026 and $6.8 at December 31, 2025	570.6	391.4
Margin deposits, default fund, and interoperability fund	2,542.3	1,618.2
Income taxes receivable	76.9	67.9
Assets held for sale	261.0	—
Other current assets (includes restricted cash of $28.4 at June 30, 2026 and $34.1 at December 31, 2025)	85.3	91.3
Total current assets	5,926.8	4,421.4

Investments	40.6	32.4
Property and equipment, net	136.7	133.1
Operating lease right of use assets	101.6	111.0
Goodwill	3,047.6	3,150.5
Intangible assets, net	1,184.0	1,297.2
Other assets, net	172.0	159.7
Total assets	$10,609.3	$9,305.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$389.1	$686.9
Current portion of long-term debt	649.6	—
Section 31 fees payable	155.5	0.2
Deferred revenue	13.0	6.9
Margin deposits, default fund, and interoperability fund	2,542.3	1,618.2
Income taxes payable	5.3	50.1
Liabilities held for sale	31.7	—
Total current liabilities	3,786.5	2,362.3

Long-term debt	794.2	1,442.9
Non-current unrecognized tax benefits	23.4	15.8
Deferred income taxes	224.7	185.3
Non-current operating lease liabilities	111.5	120.9
Other non-current liabilities	43.2	39.8
Total liabilities	4,983.5	4,167.0
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 104,944,263 and 104,554,843 shares issued and outstanding, respectively at June 30, 2026 and 104,654,764 and 104,647,739 shares issued and outstanding, respectively at December 31, 2025	1.0	1.0
Common stock in treasury, at cost: 389,420 shares at June 30, 2026 and 7,025 shares at December 31, 2025	(109.4)	(1.5)
Additional paid-in capital	1,598.5	1,565.1
Retained earnings	4,131.0	3,543.6
Accumulated other comprehensive income, net	4.7	30.1
Total stockholders’ equity	5,625.8	5,138.3
Total liabilities and stockholders’ equity	$10,609.3	$9,305.3
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Cash and spot markets	$580.3	$487.6	$1,062.5	$988.5
Data Vantage	181.6	158.3	362.9	310.8
Derivatives markets	680.9	527.6	1,290.2	1,069.2
Total revenues	1,442.8	1,173.5	2,715.6	2,368.5
Cost of revenues:
Liquidity payments	453.7	418.0	899.8	812.8
Routing and clearing	20.8	20.7	40.8	40.3
Regulatory fees cost of revenues	153.9	85.3	153.9	238.4
Royalty fees and other cost of revenues	82.8	62.2	160.6	124.5
Total cost of revenues	711.2	586.2	1,255.1	1,216.0
Revenues less cost of revenues	731.6	587.3	1,460.5	1,152.5
Operating expenses:
Compensation and benefits	154.7	127.9	282.6	244.1
Depreciation and amortization	28.1	29.9	57.6	60.2
Technology support services	26.2	26.7	53.8	52.3
Professional fees and outside services	22.4	24.8	40.7	45.6
Travel and promotional expenses	13.2	8.2	21.2	14.6
Facilities costs	6.1	7.0	12.3	13.2
Acquisition-related costs	—	—	—	0.2
Impairment of assets	—	17.1	—	17.1
Other expenses	4.9	6.6	10.7	12.2
Total operating expenses	255.6	248.2	478.9	459.5
Operating income	476.0	339.1	981.6	693.0
Non-operating income (expense):
Interest expense	(13.2)	(12.9)	(26.5)	(25.7)
Interest income	18.2	11.3	35.9	19.7
Earnings (loss) on investments, net	12.8	(1.1)	12.1	(4.4)
Other income (expense), net	0.9	(1.8)	7.1	2.2
Income before income tax provision	494.7	334.6	1,010.2	684.8
Income tax provision	141.6	99.5	271.4	199.1
Net income	353.1	235.1	738.8	485.7
Net income allocated to participating securities	(1.3)	(1.2)	(2.9)	(2.4)
Net income allocated to common stockholders	$351.8	$233.9	$735.9	$483.3
Basic earnings per share	$3.36	$2.23	$7.03	$4.62
Diluted earnings per share	3.35	2.23	7.01	4.60

Basic weighted average shares outstanding	104.7	104.7	104.7	104.7
Diluted weighted average shares outstanding	104.9	105.0	105.0	105.0
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$353.1	$235.1	$738.8	$485.7
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6.4)	67.2	(25.4)	90.8
Comprehensive income	346.7	302.3	713.4	576.5
Net income allocated to participating securities	(1.3)	(1.2)	(2.9)	(2.4)
Comprehensive income allocated to common stockholders, net of income tax	$345.4	$301.1	$710.5	$574.1
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three and Six months ended June 30, 2026 and June 30, 2025
(unaudited)
(in millions, except per share amounts)

	Preferred stock	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2025	$—	$1.0	$(1.5)	$1,565.1	$3,543.6	$30.1	$5,138.3
Cash dividends on common stock of $0.72 per share	—	—	—	—	(75.8)	—	(75.8)
Stock-based compensation	—	—	—	12.9	—	—	12.9
Repurchases of common stock from employee stock plans	—	—	(28.5)	—	—	—	(28.5)
Purchase of common stock	—	—	(45.1)	—	—	—	(45.1)
Shares issued under employee stock purchase plan	—	—	—	5.0	—	—	5.0
Net income	—	—	—	—	385.7	—	385.7
Other comprehensive loss	—	—	—	—	—	(19.0)	(19.0)
Balance at March 31, 2026	$—	$1.0	$(75.1)	$1,583.0	$3,853.5	$11.1	$5,373.5
Cash dividends on common stock of $0.72 per share	—	—	—	—	(75.7)	—	(75.7)
Stock-based compensation	—	—	—	15.5	0.1	—	15.6
Repurchases of common stock from employee stock plans	—	—	(1.5)	—	—	—	(1.5)
Purchase of common stock	—	—	(32.8)	—	—	—	(32.8)
Net income	—	—	—	—	353.1	—	353.1
Other comprehensive loss	—	—	—	—	—	(6.4)	(6.4)
Balance at June 30, 2026	$—	$1.0	$(109.4)	$1,598.5	$4,131.0	$4.7	$5,625.8

	Preferred stock	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
Balance at December 31, 2024	$—	$1.0	$(1.4)	$1,512.5	$2,815.9	$(48.4)	$4,279.6
Cash dividends on common stock of $0.63 per share	—	—	—	—	(66.4)	—	(66.4)
Stock-based compensation	—	—	—	12.4	—	—	12.4
Repurchases of common stock from employee stock plans	—	—	(22.9)	—	—	—	(22.9)
Purchase of common stock	—	—	(30.0)	—	—	—	(30.0)
Shares issued under employee stock purchase plan	—	—	—	5.2	—	—	5.2
Net income	—	—	—	—	250.6	—	250.6
Other comprehensive income	—	—	—	—	—	23.6	23.6
Balance at March 31, 2025	$—	$1.0	$(54.3)	$1,530.1	$3,000.1	$(24.8)	$4,452.1
Cash dividends on common stock of $0.63 per share	—	—	—	—	(66.4)	—	(66.4)
Stock-based compensation	—	—	—	13.2	0.1	—	13.3
Repurchases of common stock from employee stock plans	—	—	(0.7)	—	—	—	(0.7)
Purchase of common stock	—	—	(35.5)	—	—	—	(35.5)
Net income	—	—	—	—	235.1	—	235.1
Other comprehensive income	—	—	—	—	—	67.2	67.2
Balance at June 30, 2025	$—	$1.0	$(90.5)	$1,543.3	$3,168.9	$42.4	$4,665.1
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$738.8	$485.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	57.6	60.2
Provision (benefit) for deferred income taxes	53.0	(19.1)
Stock-based compensation expense	28.5	25.7
Impairment of assets	—	17.1
Equity loss on investments	—	6.6
Gain on minority investments	(9.9)	(0.1)
Other loss (gain) adjustments, net	0.1	(0.9)
Changes in assets and liabilities:
Accounts receivable	(195.7)	28.1
Restricted cash and cash equivalents and customer bank deposits (included in margin deposits, default fund, and interoperability fund)	943.2	555.6
Income taxes receivable	(9.3)	33.3
Other current assets	(1.6)	(10.9)
Other assets	8.9	27.1
Accounts payable and accrued liabilities	(282.0)	(55.9)
Section 31 fees payable	155.3	56.4
Deferred revenue	6.9	4.1
Income taxes payable	(43.9)	(1.0)
Unrecognized tax benefits	7.6	37.9
Other liabilities	(0.7)	(3.3)
Net cash flows provided by operating activities	1,456.8	1,246.6
Cash flows from investing activities:
Purchases of available-for-sale financial investments	(73.8)	(174.8)
Proceeds from maturities of available-for-sale financial investments	—	70.3
Proceeds from investments	1.5	4.6
Proceeds from sale of intangible assets	—	0.8
Contributions to investments	—	(2.5)
Purchases of property and equipment, data processing software, and leasehold improvements, net	(52.3)	(35.0)
Net cash flows used in investing activities	(124.6)	(136.6)
Cash flows used in financing activities:
Cash dividends on common stock	(151.5)	(132.8)
Repurchases of common stock from employee stock plans	(30.0)	(23.6)
Shares issued under employee stock purchase plan	5.0	4.8
Purchase of common stock, including commissions and excise taxes	(75.3)	(66.7)
Net cash flows used in financing activities	(251.8)	(218.3)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(25.9)	299.4
Increase in cash, cash equivalents, and restricted cash and cash equivalents	1,054.5	1,191.1
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	3,868.8	1,765.8
End of period	$4,923.3	$2,956.9
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$2,276.2	$1,256.3
Cash and cash equivalents (included in assets held for sale)	70.3	—
Restricted cash and cash equivalents (included in margin deposits, default fund, and interoperability fund)	2,538.5	1,668.5
Restricted cash and cash equivalents (included in assets held for sale)	6.1	—
Restricted cash and cash equivalents (included in other current assets)	28.4	30.2
Customer bank deposits (included in margin deposits, default fund, and interoperability fund)	3.8	1.9
Total	$4,923.3	$2,956.9
Supplemental disclosure of cash transactions:
Cash paid for income taxes, net of refunds	$577.3	$148.6
Cash paid for interest	51.9	46.6
Supplemental disclosure of noncash investing activities:
Accrued purchases of data processing software	$1.8	$—
Supplemental disclosure of noncash financing activities:
Unsettled purchases of common stock	$2.6	$—
Excise tax on purchase of common stock	0.2	0.2
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
Cboe’s subsidiaries include the largest options exchange and the third largest equities exchange operator in the U.S. In addition, the Company operates Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges), one of the largest equities exchanges by value traded in Europe, and owns Cboe Clear Europe, a leading pan-European equities clearinghouse, BIDS Holdings, which owns a leading block-trading ATS by volume in the U.S. and provides block-trading services with Cboe market operators in Europe and Canada, Cboe Australia, an operator of a regulated stock exchange in Australia, Cboe Clear U.S., an operator of a regulated clearinghouse, and Cboe Canada, a recognized Canadian securities exchange. Cboe subsidiaries also serve collectively as a leading market globally for exchange-traded products (“ETPs”) listings and trading.
The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Hong Kong, Kansas City, London, Manila, New York, Washington D.C., Singapore, Sydney, Tokyo, and Toronto.
In October 2025, the Company announced the decision to market Cboe Australia and Cboe Canada for sale. On April 20, 2026, the Company’s Executive Committee of the Board of Directors approved the sale of Cboe Australia and Cboe Canada to a single buyer. On April 22, 2026, the Company announced a definitive agreement to sell its Cboe Australia and Cboe Canada businesses to TMX Group Limited ("TMX"), a leading market operator, for approximately $300 million. The transaction is subject to customary closing conditions, including applicable regulatory approvals. The sales of Cboe Australia and Cboe Canada are expected to close separately, each after required approvals have been obtained. The Company expects the sale of Cboe Australia to close in the third quarter of 2026. Upon closing, the Company will provide transition services support for a limited time.
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
Recent Accounting Pronouncements – Adopted
In July 2025, the FASB issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides optional relief by providing entities with a practical expedient and private companies an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. For public entities, the update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2025. The Company adopted the update for the condensed consolidated financial statements issued for the three months ended March 31, 2026. As of June 30, 2026, the Company did not elect the practical expedient and the update's policy election for private companies is not applicable to the Company. Adoption of ASU 2025-05 does not have a material impact on the Company’s condensed consolidated financial statements.
There were no other applicable material accounting pronouncements that have been adopted during the three and six month periods ended June 30, 2026.
Recent Accounting Pronouncements – Issued, not yet Adopted
In May 2026, the FASB issued ASU 2026-02 – Environmental Credits and Environmental Credit Obligations (Topic 818). ASU 2026-02 provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The amendments will be effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company expects to adopt the update for the annual financial statements issued for the year ending December 31, 2028, and is currently reviewing the impact that the adoption of ASU 2026-02 may have on the consolidated financial statement presentation and disclosures.
In September 2025, the FASB issued ASU 2025-06 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 eliminates the traditional stages for internal use software (preliminary, development, post-implementation) used to determine when to capitalize costs. Instead, capitalization begins when both management has authorized and committed funding for the project and it is probable the project will be completed and the software will be used as intended. The amendments will be effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company expects to adopt the update for the annual financial statements issued for the year ending December 31, 2028, and is currently reviewing the impact that the adoption of ASU 2025-06 may have on the consolidated financial statement presentation and disclosures.
On March 6, 2024, the SEC adopted new Climate Disclosure Rules, which would have required companies to publish information that describes the climate-related risks that are reasonably likely to have a material impact on a company’s business or consolidated financial statements. The final rules would have required companies to disclose material climate-related risks, activities to mitigate or adapt to such risks, information about the companies’ boards of directors’ oversight of climate-related risks and management’s role in managing climate-related risks, and information on any climate-related targets or goals that are material to the companies’ business, results of operations or financial condition. On March 15, 2024, the U.S. Court of Appeals for the Fifth Circuit granted an administrative stay of the SEC’s final Climate Disclosure Rules, in response to legal challenges unaffiliated with the Company. On March 27, 2025, the SEC voted to end its defense of its Climate Disclosure Rules. Subsequently, on May 29, 2026, the SEC issued a proposed rule to rescind the Climate Disclosure Rules in their entirety. The Company will continue to monitor updates to the Climate Disclosure Rules and potential impacts on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of certain income statement expenses for public entities. For public entities, the update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company expects to adopt the update for the annual financial statements issued for the year ending December 31, 2027, and is currently reviewing the impact that the adoption of ASU 2024-03 may have on the consolidated financial statement presentation and disclosures.
There were no other recent applicable material accounting pronouncements that have been issued, but not yet adopted as of June 30, 2026.

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

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Three Months Ended June 30, 2026
Transaction and clearing fees	$409.5	$—	$626.3	$1,035.8
Access and capacity fees	—	115.6	—	115.6
Market data fees	16.3	65.1	10.4	91.8
Regulatory fees	122.0	—	42.6	164.6
Other revenue	32.5	0.9	1.6	35.0
	$580.3	$181.6	$680.9	$1,442.8

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Three Months Ended June 30, 2025
Transaction and clearing fees	$375.1	$—	$492.6	$867.7
Access and capacity fees	—	101.2	—	101.2
Market data fees	17.0	56.4	9.0	82.4
Regulatory fees	71.3	—	25.5	96.8
Other revenue	24.2	0.7	0.5	25.4
	$487.6	$158.3	$527.6	$1,173.5

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Six Months Ended June 30, 2026
Transaction and clearing fees	$846.4	$—	$1,215.8	$2,062.2
Access and capacity fees	—	228.8	—	228.8
Market data fees	32.0	132.2	19.4	183.6
Regulatory fees	122.3	—	52.7	175.0
Other revenue	61.8	1.9	2.3	66.0
	$1,062.5	$362.9	$1,290.2	$2,715.6

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Six Months Ended June 30, 2025
Transaction and clearing fees	$716.1	$—	$984.2	$1,700.3
Access and capacity fees	—	199.0	—	199.0
Market data fees	32.7	110.4	17.1	160.2
Regulatory fees	192.0	—	66.6	258.6
Other revenue	47.7	1.4	1.3	50.4
	$988.5	$310.8	$1,069.2	$2,368.5

The following table depicts the disaggregation of revenue according to segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Total
Three Months Ended June 30, 2026
Transaction and clearing fees	$601.4	$321.3	$64.1	$24.7	$24.3	$1,035.8
Access and capacity fees	54.1	40.3	12.2	5.8	3.2	115.6
Market data fees	42.7	33.8	11.9	2.9	0.5	91.8
Regulatory fees	42.6	122.0	—	—	—	164.6
Other revenue	2.3	2.6	29.6	—	0.5	35.0
	$743.1	$520.0	$117.8	$33.4	$28.5	$1,442.8
Timing of revenue recognition
Services transferred at a point in time	$646.3	$445.9	$93.7	$24.7	$24.8	$1,235.4
Services transferred over time	96.8	74.1	24.1	8.7	3.7	207.4
	$743.1	$520.0	$117.8	$33.4	$28.5	$1,442.8

Three Months Ended June 30, 2025
Transaction and clearing fees	$468.3	$300.2	$54.0	$24.3	$20.9	$867.7
Access and capacity fees	45.3	35.6	11.9	5.7	2.7	101.2
Market data fees	35.6	32.8	11.1	2.4	0.5	82.4
Regulatory fees	25.4	71.3	—	0.1	—	96.8
Other revenue	1.2	1.9	22.0	—	0.3	25.4
	$575.8	$441.8	$99.0	$32.5	$24.4	$1,173.5
Timing of revenue recognition
Services transferred at a point in time	$494.9	$373.4	$76.0	$24.4	$21.2	$989.9
Services transferred over time	80.9	68.4	23.0	8.1	3.2	183.6
	$575.8	$441.8	$99.0	$32.5	$24.4	$1,173.5

	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Total
Six Months Ended June 30, 2026
Transaction and clearing fees	$1,160.6	$663.3	$132.7	$55.0	$50.6	$2,062.2
Access and capacity fees	107.5	79.0	24.3	11.6	6.4	228.8
Market data fees	86.8	66.5	23.7	5.7	0.9	183.6
Regulatory fees	52.7	122.3	—	—	—	175.0
Other revenue	3.9	4.6	56.5	—	1.0	66.0
	$1,411.5	$935.7	$237.2	$72.3	$58.9	$2,715.6
Timing of revenue recognition
Services transferred at a point in time	$1,217.2	$790.2	$189.2	$55.0	$51.6	$2,303.2
Services transferred over time	194.3	145.5	48.0	17.3	7.3	412.4
	$1,411.5	$935.7	$237.2	$72.3	$58.9	$2,715.6

Six Months Ended June 30, 2025
Transaction and clearing fees	$932.8	$571.9	$104.8	$51.4	$39.4	$1,700.3
Access and capacity fees	89.3	70.1	22.8	11.3	5.5	199.0
Market data fees	69.2	63.8	21.4	4.9	0.9	160.2
Regulatory fees	66.5	192.0	—	0.1	—	258.6
Other revenue	2.6	4.1	43.1	0.1	0.5	50.4
	$1,160.4	$901.9	$192.1	$67.8	$46.3	$2,368.5
Timing of revenue recognition
Services transferred at a point in time	$1,001.9	$768.0	$147.9	$51.6	$39.9	$2,009.3
Services transferred over time	158.5	133.9	44.2	16.2	6.4	359.2
	$1,160.4	$901.9	$192.1	$67.8	$46.3	$2,368.5
Contract liabilities as of June 30, 2026 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance are shown below (in millions):

	Balance at December 31, 2025	Cash Additions	Revenue Recognized	Reclassified to liabilities held for sale (3)	Balance at June 30, 2026
Liquidity provider sliding scale (1)	$2.4	$4.8	$(3.6)	$—	$3.6
Other, net (2)	4.5	15.5	(9.8)	(0.8)	9.4
Total deferred revenue	$6.9	$20.3	$(13.4)	$(0.8)	$13.0
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
(3)The decrease was a result of the Company's Cboe Canada and Cboe Australia businesses being classified as held for sale in connection with the pending sales of those businesses. See Note 3 ("Acquisitions and Strategic Realignment") for more information.
3.    ACQUISITIONS AND STRATEGIC REALIGNMENT
Acquisitions
Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company did not incur acquisition-related costs during the three and six months ended June 30, 2026. The Company incurred $42.8 thousand and $0.2 million of acquisition-related costs during the three and six months ended June 30, 2025, primarily related to compensation, professional fees, and other expenses. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.
Strategic Realignment - Assets and Liabilities Held for Sale
In October 2025, the Company announced the decision to market Cboe Australia and Cboe Canada for sale. On April 20, 2026, the Company’s Executive Committee of the Board of Directors approved the sale of Cboe Australia and Cboe Canada to a single buyer. On April 22, 2026, the Company announced a definitive agreement to sell its Cboe Australia and

Cboe Canada businesses to TMX, a leading market operator, for approximately $300 million. The transaction is subject to customary closing conditions, including applicable regulatory approvals. The sales of Cboe Australia and Cboe Canada are expected to close separately, each after required approvals have been obtained. The Company expects the sale of Cboe Australia to close in the third quarter of 2026. Upon closing, the Company will provide transition services support for a limited time.
In April 2026, management concluded that the Company’s Cboe Australia and Cboe Canada businesses met the accounting requirements to be classified as held for sale, but did not meet the criteria for discontinued operations. The Company has estimated the fair value of the Cboe Australia and Cboe Canada businesses upon classification as held for sale and concluded fair value exceeds the carrying value of the assets and liabilities. Amortization and depreciation for the assets have ceased and a portion of the respective reporting units' goodwill has been reallocated based on the relative fair values of Cboe Australia and Cboe Canada, and the remaining businesses within the Europe and Asia Pacific and North American Equities segments, respectively. The income tax effects of this transaction are still being evaluated by the Company and a reasonable estimate of these effects cannot be made at this time.
The following table summarizes the components of assets and liabilities held for sale on the condensed consolidated balance sheet as of June 30, 2026 (in millions):

June 30, 2026
Assets held for sale:
Cash and cash equivalents	$70.3
Accounts receivable, net	9.0
Income taxes receivable	0.2
Investments	0.2
Property and equipment, net	2.0
Goodwill(1)	91.6
Intangible assets, net(2)	75.1
Operating lease right of use assets	5.7
Other current assets (includes restricted cash of $6.1)	6.9
Total assets held for sale	$261.0

Liabilities held for sale:
Accounts payable and accrued liabilities	$12.1
Deferred revenue	0.8
Income tax payable	1.4
Other current liabilities	0.1
Deferred income taxes	12.4
Non-current operating lease liabilities	4.9
Total liabilities held for sale	$31.7
___________________________
(1)This balance primarily consists of goodwill allocated to the North American Equities and Europe and Asia Pacific segments in the amounts of $60.9 million and $30.7 million, respectively.
(2)This balance primarily consists of intangible assets, net allocated to the North American Equities and Europe and Asia Pacific segments in the amounts of $44.7 million and $30.4 million, respectively.

Strategic Realignment - Exit Costs

On May 1, 2026, the Company announced additional actions related to its strategic realignment, which has been ongoing since 2025 and is expected to be substantially completed by the end of 2026. In connection with the various programs and actions, including, but not limited to, the wind downs of Cboe Digital, Cboe Japan, and CEDX, and optimizing resource allocation across the organization, the Company recorded charges primarily for severance, relocation, other post-employment benefits, professional fees, contract services terminations, and certain other costs.
The Company estimates remaining costs of $13.0 million in compensation and benefits to be incurred as a result of these actions. The following table summarizes the pre-tax expenses related to strategic realignment in the condensed consolidated statements of income by segment for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,
	2026
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Compensation and benefits	$14.0	$3.4	$2.0	$1.4	$0.6	$0.3	$21.7
Technology support services	—	—	0.1	—	—	—	0.1
Professional fees and outside services	1.7	0.4	0.2	0.1	0.1	—	2.5
Other expenses	—	—	(0.7)	—	—	0.1	(0.6)
Total strategic realignment costs	$15.7	$3.8	$1.6	$1.5	$0.7	$0.4	$23.7

	Three Months Ended June 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Compensation and benefits	$—	$—	$—	$0.2	$—	$—	$0.2
Total strategic realignment costs	$—	$—	$—	$0.2	$—	$—	$0.2

	Six months ended June 30,
	2026
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Compensation and benefits	$13.9	$3.7	$3.3	$1.4	$0.6	$0.4	$23.3
Technology support services	—	—	1.9	—	—	—	1.9
Professional fees and outside services	1.7	0.4	0.5	0.1	0.1	1.2	4.0
Other expenses	—	—	(0.6)	0.1	—	0.1	(0.4)
Total strategic realignment costs	$15.6	$4.1	$5.1	$1.6	$0.7	$1.7	$28.8

	Six months ended June 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Compensation and benefits	$—	$—	$—	$0.5	$—	$—	$0.5
Total strategic realignment costs	$—	$—	$—	$0.5	$—	$—	$0.5

4.    INVESTMENTS
As of June 30, 2026 and December 31, 2025, the Company’s investments were comprised of the following (in millions):

	June 30, 2026	December 31, 2025
Equity method investments:
Investment in 7Ridge Investments 3 LP	$1.5	$1.5
Total equity method investments	1.5	1.5

Other equity investments:
Investment in CSD BR	10.3	10.3
Investment in Eris Innovations Holdings, LLC	19.0	9.5
Investment in Talos Global, Inc.	5.0	5.0
Investment in Vest Group Inc.	2.9	2.9
Investment in OCC	0.3	0.3
Other equity investments	1.6	2.9
Total other equity investments	39.1	30.9

Total investments	$40.6	$32.4
Equity Method Investments
The Company’s investment in 7Ridge Investments 3 LP (“7Ridge Fund”), as a limited partner, represents a nonconsolidated variable interest entity (“VIE”). The Company has determined that consolidation of the VIE is not required as the Company is not the primary beneficiary of the 7Ridge Fund, as it does not have a controlling financial interest and lacks the ability to unilaterally remove the general partner, 7Ridge Investments 3 GP Limited, direct material strategic decisions, or dissolve the entity (i.e., the Company does not have unilateral substantive “kick-out” or “liquidation” rights).
The Company’s interest in the 7Ridge Fund is equal to the carrying value of the investment as of June 30, 2026, or $1.5 million, inclusive of the Company’s share of 7Ridge Fund’s profit or loss. The carrying value of the investment is included in investments within the condensed consolidated balance sheets. The Company’s maximum loss exposure, in the unlikely event that all of the VIE’s assets become worthless, is limited to the carrying value of the Company’s investment.
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
In the second quarter of 2026, the Company's minority equity ownership interest in Eris Innovations Holdings, LLC ("Eris Innovations") increased by $9.5 million as a result of Eris Innovations' latest investment round, which the Company did not participate in. The Company recognized a $9.5 million gain within earnings (loss) on investments, net in the consolidated statements of income for the three and six months ended June 30, 2026.
During the period ended June 30, 2026, other equity investments totaling $0.2 million were reclassified as assets held for sale as a result of the Company's definitive agreement to sell Cboe Australia and Cboe Canada.

5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
Construction in progress	$6.0	$1.6
Furniture, equipment, and leasehold improvements	351.5	347.9
Total property and equipment	357.5	349.5
Less accumulated depreciation	(220.8)	(216.4)
Property and equipment, net	$136.7	$133.1
Depreciation expense using the straight-line method was $11.2 million and $10.2 million for the three months ended June 30, 2026 and 2025, respectively, and $21.7 million and $19.6 million for the six months ended June 30, 2026 and 2025, respectively.
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
During the period ended June 30, 2026, property and equipment, net totaling $2.0 million was reclassified as assets held for sale as a result of the Company's definitive agreement to sell Cboe Australia and Cboe Canada.
6.    CREDIT LOSSES
Current expected credit losses are estimated for accounts receivable and notes receivable.
Accounts receivable represent amounts due from the Company’s member firms. The allowance for accounts receivable credit losses is calculated using an aging schedule.
The allowance for notes receivable credit losses is associated with notes receivable included within other assets, net on the condensed consolidated balance sheets and relates to promissory notes to fund the implementation and operation of the CAT, a portion of which notes are expected to be repaid by Consolidated Audit Trail, LLC (“CATLLC”). CAT involves the creation, implementation, and maintenance of an audit trail that is required by Rule 613 under the Exchange Act (“Rule 613”), and it strives to enhance regulators’ ability to monitor trading activity in the U.S. national securities markets. CATLLC is a national market system (“NMS”) plan that was created by self-regulatory organizations that include the Cboe U.S. national securities exchanges, the other U.S. national securities exchanges, and FINRA (which collectively are referred to as the “Plan Participants”) to implement and operate the CAT.
On September 6, 2023, the SEC issued an order approving an amendment to the CAT Plan to implement a revised funding model (“CAT Funding Model”) for CATLLC to fund the CAT. The CAT Funding Model contemplated two categories of CAT fees calculated based on the “executed equivalent shares” of transactions in eligible securities: (i) CAT fees assessed by CATLLC to Industry Members who are CAT Executing Brokers (the brokers responsible for executing each side of the transaction) to recover a portion of historical CAT costs previously funded by monies loaned to CATLLC by the Plan Participants; and (ii) CAT fees assessed by CATLLC to CAT Executing Brokers and Plan Participants to fund prospective CAT costs. On October 17, 2023, Citadel Securities, LLC, and the American Securities Association filed a petition for review of the CAT Funding Model in the U.S. Court of Appeals for the 11th Circuit ("11th Circuit"). The 11th Circuit vacated the CAT Funding Model order in July 2025. After the CAT Funding Model order was vacated and the 11th Circuit's order became effective at the end of November 2025, CATLLC could no longer collect the fees that it previously collected. However, on September 5, 2025, CATLLC filed with the SEC a proposed amendment to the CAT Plan to implement a revised funding model for CATLLC to fund the CAT ("Revised CAT Funding Model"). The SEC approved this proposal for the Revised CAT Funding Model on March 16, 2026, on a 2-year temporary basis ending March 31, 2028. The Plan Participants submitted rule filings to the SEC on behalf of CATLLC to begin collecting fees from Industry Members beginning with transaction occurring as of May 1, 2026 to recoup historical costs and to cover prospective costs pursuant to the Revised CAT Funding Model. On March 25, 2026, Citadel Securities, LLC and the American Securities Association filed a petition for review of the Revised CAT Funding Model in the 11th Circuit. If the Revised CAT Funding Model is vacated and there is no funding mechanism for CATLLC, the Plan Participants may incur additional significant costs related to the historical, current, and future funding of the implementation and operation of the CAT, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT. On March 27, 2026, the SEC approved an amendment to the CAT Plan to implement certain cost savings measures, and the Company plans to continue to explore potential ways to reduce the costs of operating the CAT while maintaining core regulatory functions.
The allowance for notes receivable credit losses associated with the CAT is calculated using a methodology that is primarily based on the structure of the notes and various potential outcomes under the CAT Funding Model. See Note 21 ("Commitments, Contingencies, and Guarantees") for more information.
The following represents the changes in allowance for credit losses during the six months ended June 30, 2026 (in millions):

	Allowance for notes receivable credit losses	Allowance for accounts receivable credit losses	Total allowance for credit losses
Balance at December 31, 2025	$30.1	$6.8	$36.9
Current period benefit of expected credit losses	—	(0.7)	(0.7)
Write-offs charged against the allowance	—	(0.1)	(0.1)
Reclassified to assets held for sale	—	(0.6)	(0.6)
Balance at June 30, 2026	$30.1	$5.4	$35.5
7.    OTHER ASSETS, NET
Other assets, net consisted of the following as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
Software development work in progress	$36.1	$12.0
Data processing software	138.4	137.0
Less accumulated depreciation and amortization	(106.1)	(101.9)
Data processing software, net	68.4	47.1
Long-term notes receivable, net (1)	94.8	102.1
Other assets (2)	8.8	10.5
Other assets, net	$172.0	$159.7
___________________________
(1)This balance primarily consists of the long-term notes receivable related to the CAT, net of allowance. Through the second quarter of 2026, the Company reclassified $7.3 million of long-term notes receivable to other current assets within the condensed consolidated balance sheets. See Note 6 ("Credit Losses") for more information.
(2)This balance consists primarily of deferred tax assets and long-term prepaid assets.
Amortization expense related to data processing software was $2.3 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively, and $4.6 million and $5.0 million for the six months ended June 30, 2026 and 2025, respectively.
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

8.    GOODWILL, INTANGIBLE ASSETS, NET, AND DIGITAL ASSETS HELD
The following table presents the details of goodwill by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Total
Balance as of December 31, 2025	$306.0	$1,998.1	$579.0	$267.4	$3,150.5
Reclassified to assets held for sale(1)	—	(60.9)	(30.7)	—	(91.6)
Changes in foreign currency exchange rates	—	(5.7)	(5.6)	—	(11.3)
Balance as of June 30, 2026	$306.0	$1,931.5	$542.7	$267.4	$3,047.6
___________________________
(1)The decrease in the North American Equities and Europe and Asia Pacific segments was a result of the Company's Cboe Canada and Cboe Australia businesses being classified as held for sale in connection with the definitive agreement to sell those businesses. See Note 3 ("Acquisitions and Strategic Realignment") for more information.

Goodwill has been allocated to specific reporting units for purposes of impairment testing: Options, North American Equities, Europe and Asia Pacific, and Global FX. No goodwill has been allocated to the Futures segment. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.
The following table presents the details of the intangible assets by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Total
Balance as of December 31, 2025	$119.9	$824.6	$318.1	$34.6	$1,297.2
Amortization	(2.9)	(17.7)	(6.5)	(4.2)	(31.3)
Reclassified to assets held for sale(1)	—	(44.7)	(30.4)	—	(75.1)
Changes in foreign currency exchange rates	—	(1.6)	(4.8)	—	(6.4)
Remeasurement to fair value	—	(0.4)	—	—	(0.4)
Balance as of June 30, 2026	$117.0	$760.2	$276.4	$30.4	$1,184.0
___________________________
(1)The decrease in the North American Equities and Europe and Asia Pacific segments was a result of the Company's Cboe Canada and Cboe Australia businesses being classified as held for sale in connection with the definitive agreement to sell those businesses. See Note 3 ("Acquisitions and Strategic Realignment") for more information.

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
For the three and six months ended June 30, 2026 and 2025, amortization expense was $14.6 million and $17.2 million, respectively, and $31.3 million and $35.6 million, respectively. The estimated future amortization expense is $28.2 million for the remainder of 2026, $51.3 million for 2027, $45.9 million for 2028, $41.4 million for 2029, and $36.3 million for 2030.

Intangible assets have been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, and Global FX. No intangible assets have been allocated to the Futures segment. Indefinite-lived intangibles impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. The following tables present the categories of intangible assets by segment as of June 30, 2026 and December 31, 2025 (in millions, except as stated):

	June 30, 2026				Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX
Trading registrations and licenses	$95.5	$572.7	$211.4	$—	Indefinite
Customer relationships	46.6	359.9	170.3	140.0	11
Market data customer relationships	53.6	322.0	63.9	64.4	6
Technology	27.9	40.3	35.1	22.5	6
Trademarks and tradenames	12.9	7.6	2.5	1.2	4
Digital assets held	—	0.4	—	—	Indefinite
Accumulated amortization	(119.5)	(542.7)	(206.8)	(197.7)
	$117.0	$760.2	$276.4	$30.4

	December 31, 2025				Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX
Trading registrations and licenses	$95.5	$586.9	$219.4	$—	Indefinite
Customer relationships	46.6	412.1	204.7	140.0	13
Market data customer relationships	53.6	322.0	65.1	64.4	6
Technology	27.9	55.5	35.7	22.5	6
Trademarks and tradenames	12.9	8.2	2.5	1.2	4
Digital assets held	—	0.7	—	—	Indefinite
Accumulated amortization	(116.6)	(560.8)	(209.3)	(193.5)
	$119.9	$824.6	$318.1	$34.6
Digital Assets Held
In October 2022, the Company, through its wholly-owned subsidiary Cboe Netherlands Services Company B.V., entered into a Data Provider Agreement with Pyth Data Association (“Pyth”) to create a data feed and begin publishing limited derived equities market data for certain symbols from EDGA on the Pyth Network, a decentralized financial market data distribution platform for aggregated data. In exchange, Pyth granted Cboe Netherlands Services Company B.V. 16,666,666 restricted PYTH tokens which unlock annually over a four-year period in equal tranches; the first tranche of PYTH tokens unlocked in May 2024 and the final tranche will unlock in May 2027. The PYTH tokens, which are included within intangible assets, net in the condensed consolidated balance sheets and digital assets held within the categories of intangible assets by segment tables above, are carried at fair value with remeasurements in fair value recognized within loss on investments, net on the condensed consolidated statements of income.
The Company has earned additional PYTH tokens by continuing to provide data to the Pyth Network through various Pyth Reward Programs that have run since May 2023. During the three and six months ended June 30, 2026, the Company did not sell any PYTH tokens but did remeasure the tokens to fair value, resulting in a $0.4 million loss within earnings (loss) on investments, net on the condensed consolidated statements of income. During the three and six months ended June 30, 2025, the Company sold 3.0 million and 4.2 million PYTH tokens, respectively, and recognized a $0.3 million and $0.6 million gain, respectively, within earnings (loss) on investments, net on the condensed consolidated statements of income. Through June 30, 2026, the Company earned approximately 1,590,000 additional PYTH tokens via the Pyth Reward Programs. The Company recorded additional intangible assets and immaterial revenue based on the token's fair value when earned.

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
Compensation and benefit-related liabilities	$66.3	$109.7
Royalties	64.9	59.0
Accrued liabilities	64.6	56.6
Current operating lease liabilities	25.0	26.9
Rebates payable	120.7	85.2
Marketing fee payable	28.0	16.1
Current unrecognized tax benefits	3.3	317.3
Accounts payable	16.3	16.1
Total accounts payable and accrued liabilities	$389.1	$686.9
During the period ended June 30, 2026, accounts payable and accrued liabilities totaling $12.1 million were reclassified as liabilities held for sale as a result of the Company's definitive agreement to sell Cboe Australia and Cboe Canada.
10.    DEBT
The Company’s debt consisted of the following as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	$649.6	$649.3
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	496.7	496.3
$300 million fixed rate Senior Notes due March 2032, stated rate of 3.000%	297.5	297.3
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Total debt	$1,443.8	$1,442.9
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
Indenture
Under the Indenture, the Company may issue debt securities, which includes the Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At June 30, 2026, the Company was in compliance with these covenants.
Revolving Credit Agreement
On February 25, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which amended and restated the prior revolving credit agreement.
The Revolving Credit Agreement provides for a senior unsecured $400 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swingline sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $200 million, for a total of $600 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of June 30, 2026, no subsidiaries were designated as additional borrowers.
Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the making of any acquisitions the Company may pursue in the ordinary course of its business. As of June 30, 2026, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at June 30, 2026, $400 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.
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

provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.25 to 1.00 on one occasion and 4.00 to 1.00 on another occasion, in each case, for four consecutive fiscal quarters; provided that, prior to the exercise of the second such financial covenant step-up, the maximum consolidated leverage ratio shall have returned to a level of 3.50 to 1.00 for at least two consecutive fiscal quarters. At June 30, 2026, the Company was in compliance with these covenants and did not exercise the financial covenant step-up.
On July 24, 2026, the Company entered into a Third Amended and Restated Credit Agreement, which amended and restated the prior Revolving Credit Agreement. See Note 23 ("Subsequent Events") for more information.
Cboe Clear Europe Credit Facility
On July 1, 2020, Cboe Clear Europe, as borrower, and the Company, as guarantor, entered into a Facility Agreement (as subsequently amended and restated, the “Facility” or “Cboe Clear Europe Credit Facility”) with Bank of America Merrill Lynch International Designated Activity Company, as coordinator, facility agent, lender, sole lead arranger and sole bookrunner, Citibank N.A., as security agent, and certain other lenders named therein. The Facility was amended and restated on July 1, 2021, June 30, 2022, June 29, 2023, June 25, 2024 (effective as of June 28, 2024), June 24, 2025 (effective as of June 27, 2025), and June 23, 2026 (effective as of June 26, 2026), as described below.
The Facility provides for a €1.20 billion committed syndicated multicurrency revolving and swingline credit facility (i) that is available to be drawn by Cboe Clear Europe towards (a) financing unsettled amounts in connection with the settlement of transactions in securities and other items processed through Cboe Clear Europe’s clearing system and (b) financing any other liability or liquidity requirement that Cboe Clear Europe incurred in the operation of its clearing system and (in the case of amounts borrowed by it under a revolving facility only) towards refinancing any other loan drawn under this facility (ii) under which the scheduled interest and fees on borrowings (but not the principal amount of any borrowings) are guaranteed by the Company. Subject to certain conditions, Cboe Clear Europe is able to increase the commitments under the Facility by up to €500 million, to a total of €1.70 billion.
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
Borrowings under the Facility’s revolving loans and non-U.S. dollar swingline loans bear interest at the relevant floating base rate plus a margin of 1.60 percent per annum and (subject to certain conditions) borrowings under the Facility’s U.S. dollar swingline loans bear interest at the higher of the relevant agent’s prime commercial lending rate for U.S. dollars and 0.50 percent per annum over the federal funds effective rate. A commitment fee of 0.325 percent per annum is payable on the unused and uncalled amount of the Facility during the availability period.
Subject to certain conditions stated in the Facility, Cboe Clear Europe may borrow, prepay, and reborrow amounts under the Facility at any time during the term of the Facility. The Facility will terminate and all amounts owing thereunder will be due and payable on June 25, 2027, unless the commitments are terminated earlier, either at the request of Cboe Clear Europe or, if an event of default occurs, by the Lenders (or automatically in the case of certain bankruptcy-related events).
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
As of June 30, 2026, no borrowings were outstanding under the Facility. Accordingly, at June 30, 2026, €1.2 billion of borrowing capacity was available for the purposes permitted by the Facility. At June 30, 2026, the Company and Cboe Clear Europe were in compliance with applicable covenants.

Notes Payments and Contractual Interest
The future expected repayments related to the Senior Notes as of June 30, 2026 are as follows (in millions):

Remainder of 2026	$—
2027	650.0
2028	—
2029	—
2030	500.0
Thereafter	300.0
Principal amounts repayable	1,450.0
Debt issuance costs	(3.8)
Unamortized discounts on notes	(2.4)
Total debt outstanding	$1,443.8
Interest, commitment, and other relevant fees, subject to the specific terms of the debt obligation, are recognized as incurred in interest expense in the condensed consolidated statements of income.
Components of interest (income) expense, net recognized in the condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of interest expense:
Contractual interest	$12.6	$12.3	$25.3	$24.5
Amortization of debt discount and issuance costs	0.6	0.6	1.2	1.2
Interest expense	$13.2	$12.9	$26.5	$25.7
Interest income	(18.2)	(11.3)	(35.9)	(19.7)
Interest (income) expense, net	$(5.0)	$1.6	$(9.4)	$6.0
11.    ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
The following represents the changes in accumulated other comprehensive income, net by component (in millions):

	Foreign Currency Translation Adjustment	Post-Retirement Benefits, Net	Accumulated Other Comprehensive Income, Net
Balance at December 31, 2025	$29.7	$0.4	$30.1
Other comprehensive loss	(25.4)	—	(25.4)
Balance at June 30, 2026	$4.3	$0.4	$4.7
12.    CLEARING OPERATIONS
Cboe operates two clearinghouses, Cboe Clear Europe and Cboe Clear U.S., each of which acts as a central counterparty that provides clearing and settlement services.
Cboe Clear Europe
Cboe Clear Europe is a European equities central counterparty that provides post-trade services to stock exchanges, multilateral trading facilities ("MTFs"), over-the-counter (“OTC”) equities trades, and equity derivatives exchanges (until February 20, 2026). Cboe Clear Europe clears equities from nineteen European markets, as well as Depositary Receipts, ETFs, and equity-like instruments. Cboe Clear Europe also offers clearing services in respect of European SFTs in cash equities and ETFs, acting as the central counterparty to both securities lenders and borrowers for SFTs. In addition, until February 20, 2026, Cboe Clear Europe cleared equity derivatives in ten European markets, including derivatives on index futures, index options, and single stock options.
Cboe Clear Europe only assumes the guarantor role if it has an equal and offsetting claim against a clearing member. Cboe Clear Europe, with respect to SFT services, utilizes The Bank of New York Mellon Corporation and J.P. Morgan as Tri-

Party Collateral Agents for non-cash collateral, central and correspondent banks for the exchange of cash collateral, while Pirum serves as the transmitter of transactions and post-trade lifecycle events on behalf of clearing members. For the period ended June 30, 2026, there have been no events of default for which a liability is required to be recognized in accordance with GAAP.
Cboe Clear Europe Clearing Member Deposits
Cboe Clear Europe generally requires all clearing members to deposit collateral to help mitigate Cboe Clear Europe’s exposure to credit and market risk in the event that a clearing member fails to meet a financial or contractual obligation.
Margin Deposits
Margin deposits, which are predominantly in the form of cash and cash equivalents, are deposits made by each clearing member to Cboe Clear Europe to cover the credit risk of its failure to fulfill its obligations in the trade. Cboe Clear Europe maintains and manages all cash and non-cash deposits related to margin deposits. Substantially all risks and rewards of cash and cash equivalents margin deposit ownership, including net interest income, belong to Cboe Clear Europe and are recorded in cash and spot markets on the condensed consolidated statements of income. In the event of a default, Cboe Clear Europe can access the defaulting participant’s margin deposits to cover the defaulting member's losses. For more information, see “Default and Liquidity Waterfalls” below.
Default Fund
The default fund mutualizes the risk of default among all clearing members. The default fund is available to cover potential losses in the event that the margin deposits and the default fund deposits of a defaulting clearing member are inadequate to fulfill that clearing member's outstanding financial obligations. In the event of a default, Cboe Clear Europe is generally required to liquidate the defaulting clearing member's open positions. To the extent that the positions remain open, Cboe Clear Europe is required to assume the defaulting clearing member's obligations related to the open positions. Clearing members are required to make contributions to the default fund that are proportional to their risk exposure in the form of cash or non-cash contributions, which generally consist of highly liquid securities.
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
Cboe Clear Europe Default and Liquidity Waterfalls
The default waterfall is the priority order in which the capital resources are expected to be utilized in the event of a default where the defaulting clearing member's collateral would not be sufficient to cover the cost to liquidate its portfolio. If a default occurs and the defaulting clearing member's collateral, including margin deposits and default fund deposits, are depleted, then additional capital is utilized in the following order:
•First Skin In the Game: First, the Cboe Clear Europe default waterfall utilizes Cboe Clear Europe's dedicated own resources equal to 25% of Cboe Clear Europe capital requirements before the use of default fund contributions described below.
•Default fund: Second, the Cboe Clear Europe default waterfall utilizes traditional CCP risk mutualization, in the event that default losses fully exhaust Cboe Clear Europe’s dedicated own resources amount.
•Second Skin In the Game: third, Cboe Clear Europe's default waterfall uses Cboe Clear Europe's dedicated own resources in an amount between 10%-25% of capital requirements as discussed in Note 16 ("Regulatory Capital").

•Pro rata contributions: Fourth, if the default losses caused cannot be covered by the first three layers, the non-defaulting clearing members shall on demand make additional payments to Cboe Clear Europe on a pro rata basis in proportion to the amount of their default fund contributions to cover any such remaining losses, which is limited to an amount equal to twice their default fund contribution as established under Cboe Clear Europe’s rules and regulations. In this scenario, contributions applicable to a particular product class are first applied to any losses attributable to that product class.
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
Cboe Clear U.S.
Cboe Clear U.S. is a derivatives clearinghouse and central counterparty that provides clearing and settlement of digital asset derivatives trades, such as cash-settled Bitcoin and Ether futures contracts that are available for trading on CFE. Cboe Clear U.S. is registered as a Derivatives Clearing Organization (“DCO”) regulated by the CFTC.
Cboe Clear U.S. performs a guarantee function whereby Cboe Clear U.S. helps to ensure that the obligations of the transactions it clears are fulfilled. Cboe Clear U.S. attempts to mitigate this risk by performing internal compliance and due diligence procedures as well as implementing internal risk controls. Cboe Clear U.S.'s due diligence procedures include, among other things: review of the corporate information and financial position of clearing members, and risk management reviews, including monitoring of Cboe Clear U.S.'s risk exposure thresholds. Clearing members are required to deposit collateral and default fund contributions, in the form of cash, for futures products to help cover the credit risk in the case of a failure to fulfill its obligations. As of June 30, 2026, Cboe Clear U.S. held $25.0 million as a clearinghouse contribution to default financial resources, to be utilized in the event a clearing member is declared in default. The clearinghouse corporate contribution is considered restricted cash and is included in other current assets on the condensed consolidated balance sheet. As of June 30, 2026, Cboe Clear U.S. does not expect a material loss concerning credit risk presented by any clearing member.
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

Margin Deposits, Default Fund, and Interoperability Fund
The details of the margin deposits, default fund, and interoperability fund as of June 30, 2026 and December 31, 2025, are as follows (in millions):

	June 30, 2026
	Margin Deposits	Default Fund	Interoperability Fund	Total
Cboe Clear Europe central bank account	$167.1	$16.9	$61.6	$245.6
Cboe Clear Europe reverse repurchase and other(1)	1,520.1	279.5	493.3	2,292.9
Cboe Clear U.S. customer bank deposits	3.8	—	—	3.8
Total cash margin deposits, default fund, and interoperability fund	$1,691.0	$296.4	$554.9	$2,542.3

	June 30, 2026
	Margin Deposits	Default Fund	Interoperability Fund	Total
Cboe Clear Europe non-cash contributions(2)	$864.9	$70.0	$363.3	$1,298.2

	December 31, 2025
	Margin Deposits	Default Fund	Interoperability Fund	Total
Cboe Clear Europe central bank account	$755.3	$146.8	$254.4	$1,156.5
Cboe Clear Europe reverse repurchase and other(1)	137.1	135.2	188.2	460.5
Cboe Clear U.S. customer bank deposits	1.2	—	—	1.2
Total cash margin deposits, default fund, and interoperability fund	$893.6	$282.0	$442.6	$1,618.2

	December 31, 2025
	Margin Deposits	Default Fund	Interoperability Fund	Total
Cboe Clear Europe non-cash contributions(2)	$601.3	$70.1	$277.6	$949.0
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
The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
U.S. and UK Treasury securities (1)	$1,452.4	$1,452.4	$—	$—
Money market funds (1)	264.8	264.8	—	—
U.S. Treasury securities (2)	74.5	74.5	—	—
Digital assets held (3)	0.4	—	0.4	—
Marketable securities (2):
Mutual funds	33.8	33.8	—	—
Money market funds	6.2	6.2	—	—
Total assets	$1,832.1	$1,831.7	$0.4	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. and UK Treasury securities (1)	$1,294.1	$1,294.1	$—	$—
Money market funds (1)	248.1	248.1	—	—
U.S. Treasury securities (2)	0.3	0.3	—	—
Marketable securities (2):
Mutual funds	28.5	28.5	—	—
Money market funds	7.3	7.3	—	—
Total assets	$1,578.3	$1,578.3	$—	$—
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
Financial Investments
Financial investments consist of highly liquid U.S. Treasury securities and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter-dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of financial investments for the period ended June 30, 2026. See Note 15 (“Employee Benefit Plans”) for more information.

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit or disposal group on a stand-alone basis. That fair value is compared to the carrying value of the reporting unit, including its recorded goodwill. In connection with the annual impairment evaluation of goodwill and indefinite-lived intangibles, impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying value of the reporting unit. See Note 3 ("Acquisitions and Strategic Realignment") for more information on the reallocation of goodwill to assets held for sale related to the disposal group.
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
Equity investments without readily determinable fair values that are valued using the measurement alternative are measured at fair value on a non-recurring basis. No observable transactions or impairments impacted the measurements of the investments accounted for as other equity investments, other than those described in Note 4 ("Investments"). Accordingly, there were no nonrecurring Level 3 fair value measurements related to these investments.

Fair Value of Assets and Liabilities
The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
U.S. and UK Treasury securities (1)	$1,452.4	$1,452.4	$—	$—
Money market funds (1)	264.8	264.8	—	—
U.S. Treasury securities (2)	74.5	74.5	—	—
Deferred compensation plan assets (2)	40.0	40.0	—	—
Digital assets held (3)	0.4	—	0.4	—
Total assets	$1,832.1	$1,831.7	$0.4	$—
Liabilities:
Deferred compensation plan liabilities (4)	$40.0	$40.0	$—	$—
Debt (5)	1,361.6	—	1,361.6	—
Total liabilities	$1,401.6	$40.0	$1,361.6	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. and UK Treasury securities (1)	$1,294.1	$1,294.1	$—	$—
Money market funds (1)	248.1	248.1	—	—
U.S. Treasury securities (2)	0.3	0.3	—	—
Deferred compensation plan assets (2)	35.8	35.8	—	—
Total assets	$1,578.3	$1,578.3	$—	$—
Liabilities:
Deferred compensation plan liabilities (4)	$35.8	$35.8	$—	$—
Debt (5)	1,371.8	—	1,371.8	—
Total liabilities	$1,407.6	$35.8	$1,371.8	$—
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
At June 30, 2026 and December 31, 2025, the fair values of the Company’s debt obligations were as follows (in millions):

	June 30, 2026	December 31, 2025
3.650% Senior Notes	$649.6	$648.9
1.625% Senior Notes	439.0	444.6
3.000% Senior Notes	273.0	278.3

14.    SEGMENT REPORTING
The Company operates five reportable business segments: Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX, which are further described below and are reflective of how the Company's CODM reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). The Company's reportable business segments represent strategic business units that offer different products and services across different geographic areas. The Company's CODM is the chief executive officer. The CODM function is supported by business segment management and leadership personnel who lead the day-to-day operations of each reportable business segment.
Segment performance is primarily evaluated on operating income (loss). The CODM uses segment operating income (loss) to allocate resources (which include, but are not limited to: employees, financial resources, or capital resources). The Company's CODM does not assess assets or income and expenses below operating income (loss) at the segment-level as key performance metrics. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment. The Company's CODM primarily reviews operating expenses at the consolidated level for purposes of evaluating actual results versus budgets.
The tables below represent the primary measure of segment performance evaluated by the CODM, as well as additional measures that are regularly provided to the CODM on a segment-level.
Options. The Options segment includes options on market indices (“index options”), which include our proprietary SPX and VIX options, as well as on the stocks of individual corporations (“equity options”) and on ETPs such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”), which are “multi-listed” options and listed on a non-exclusive basis. These options are eligible to trade, as applicable, on Cboe Options, C2, BZX, EDGX, and/or other U.S. national securities exchanges. Cboe Options is the Company’s primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on the Cboe Options trading floor in Chicago. On June 23, 2026, the Company launched the first products in its new prediction markets suite, Cboe Predicts, a securities-based product that is listed on Cboe Options and centrally cleared by OCC. C2 Options, BZX Options, and EDGX Options are all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data fees revenues generated from the consolidated tape plans, the licensing of proprietary options market data, index licensing, routing services, and access and capacity services.
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
Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European derivatives transaction services, ETPs, including exchange traded funds, exchange traded notes, and exchange traded commodities, and international depositary receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and CEDX. It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities services of Cboe Australia, an operator of a trading venue in Australia. Cboe Europe operates lit and dark books, a periodic auctions book, a closing cross book, and two BIDS order books, a Large-in-Scale (“LIS”) trading negotiation facility and a volume-weighted average price (“VWAP”) trajectory crossing facility. Cboe NL, based in Amsterdam, operates similar business functionality to that offered by Cboe Europe (with the exception of Trajectory Crossing), and provides for trading only in European Economic Area (“EEA”) symbols. In February 2026, Cboe completed the wind down of CEDX, its pan-European derivatives platform that offered futures and options based on Cboe Europe equity indices, FLEX options, and single stock options. Prior to the wind down, CEDX contributed derivatives transaction services to this segment. Cboe Clear Europe offers the clearing of equity and equity-like instruments for Cboe-operated and other regulated trading venues and clearing SFTs. Prior to the CEDX wind down, Cboe Clear Europe also provided clearing services for derivative transactions executed on CEDX. This segment also includes Cboe Europe, Cboe NL, and Cboe Australia revenue generated from the licensing of proprietary market data and from access and capacity services.
Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services. The Futures segment also includes Cboe Digital Exchange, a regulated futures exchange, and Cboe Clear U.S., a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. On June 9, 2025, Cboe successfully completed the migration of cash-settled Bitcoin and Ether futures contracts from Cboe Digital Exchange to CFE. CFE also subsequently launched continuous

Bitcoin and Ether futures contracts on December 15, 2025. There are no products currently listed for trading on the Cboe Digital Exchange.
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
Summarized financial data of reportable segments were as follows (in millions):

	Three Months Ended June 30,
	2026
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Revenues	$743.1	$520.0	$117.8	$33.4	$28.5	$—	$1,442.8
Cost of revenues	269.2	405.3	33.0	2.8	0.9	—	711.2
Revenues less cost of revenues	473.9	114.7	84.8	30.6	27.6	—	731.6
Depreciation and amortization	8.6	10.2	6.1	0.7	2.4	0.1	28.1
Other segment operating expenses (a)	124.3	38.4	37.1	13.8	9.7	4.2	227.5
Operating income (loss)	$341.0	$66.1	$41.6	$16.1	$15.5	$(4.3)	$476.0

Non-operating income (expenses):
Interest expense (b)	$—	$—	$(2.3)	$—	$—	$(10.9)	$(13.2)
Interest income (b)	—	0.9	1.1	0.5	—	15.7	18.2
Earnings on investments, net (b)	—	—	—	—	—	12.8	12.8
Other income (expense), net (b)	—	0.5	(0.1)	—	—	0.5	0.9
Income before income tax provision	341.0	67.5	40.3	16.6	15.5	13.8	494.7
Income tax provision (c)	—	1.2	1.4	—	—	139.0	141.6
Net income (loss) (d)	$341.0	$66.3	$38.9	$16.6	$15.5	$(125.2)	$353.1

	Three Months Ended June 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Revenues	$575.8	$441.8	$99.0	$32.5	$24.4	$—	$1,173.5
Cost of revenues	211.0	343.4	28.6	2.4	0.8	—	586.2
Revenues less cost of revenues	364.8	98.4	70.4	30.1	23.6	—	587.3
Depreciation and amortization	7.0	11.5	8.1	0.5	2.7	0.1	29.9
Other segment operating expenses (a)	97.9	39.6	57.5	12.5	8.4	2.4	218.3
Operating income (loss)	$259.9	$47.3	$4.8	$17.1	$12.5	$(2.5)	$339.1

Non-operating (expenses) income:
Interest expense (b)	$—	$—	$(2.0)	$—	$—	$(10.9)	$(12.9)
Interest income (b)	0.2	0.9	1.0	0.6	0.1	8.5	11.3
Earnings (loss) on investments, net (b)	—	0.3	—	—	—	(1.4)	(1.1)
Other (expense) income, net (b)	(1.4)	(0.6)	(0.1)	—	—	0.3	(1.8)
Income (loss) before income tax provision	258.7	47.9	3.7	17.7	12.6	(6.0)	334.6
Income tax provision (c)	—	0.8	1.0	—	—	97.7	99.5
Net income (loss) (d)	$258.7	$47.1	$2.7	$17.7	$12.6	$(103.7)	$235.1

	Six Months Ended June 30,
	2026
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Revenues	$1,411.5	$935.7	$237.2	$72.3	$58.9	$—	$2,715.6
Cost of revenues	470.0	709.8	67.5	5.9	1.9	—	1,255.1
Revenues less cost of revenues	941.5	225.9	169.7	66.4	57.0	—	1,460.5
Depreciation and amortization	16.8	21.6	12.8	1.3	5.0	0.1	57.6
Other segment operating expenses (a)	224.1	71.7	75.6	24.9	18.7	6.3	421.3
Operating income (loss)	$700.6	$132.6	$81.3	$40.2	$33.3	$(6.4)	$981.6

Non-operating income (expenses):
Interest expense (b)	$—	$—	$(4.7)	$—	$—	$(21.8)	$(26.5)
Interest income (b)	—	1.7	2.2	1.0	—	31.0	35.9
(Loss) earnings on investments, net (b)	—	(0.3)	—	—	—	12.4	12.1
Other income (expense), net (b)	0.2	0.6	(0.5)	—	—	6.8	7.1
Income before income tax provision	700.8	134.6	78.3	41.2	33.3	22.0	1,010.2
Income tax provision (c)	—	2.4	1.4	—	—	267.6	271.4
Net income (loss) (d)	$700.8	$132.2	$76.9	$41.2	$33.3	$(245.6)	$738.8

	Six Months Ended June 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Revenues	$1,160.4	$901.9	$192.1	$67.8	$46.3	$—	$2,368.5
Cost of revenues	443.2	708.9	57.6	4.9	1.4	—	1,216.0
Revenues less cost of revenues	717.2	193.0	134.5	62.9	44.9	—	1,152.5
Depreciation and amortization	13.9	23.5	16.0	1.1	5.6	0.1	60.2
Other segment operating expenses (a)	185.5	77.8	91.7	24.1	16.5	3.7	399.3
Operating income (loss)	$517.8	$91.7	$26.8	$37.7	$22.8	$(3.8)	$693.0

Non-operating (expenses) income:
Interest expense (b)	$—	$—	$(3.8)	$—	$—	$(21.9)	$(25.7)
Interest income (b)	0.4	1.6	2.1	1.2	0.1	14.3	19.7
Earnings (loss) on investments, net (b)	—	0.6	—	—	—	(5.0)	(4.4)
Other (expense) income, net (b)	(1.4)	(1.2)	(0.3)	—	0.2	4.9	2.2
Income (loss) before income tax provision (benefit)	516.8	92.7	24.8	38.9	23.1	(11.5)	684.8
Income tax provision (benefit) (c)	0.1	1.7	1.0	—	(0.1)	196.4	199.1
Net income (loss) (d)	$516.7	$91.0	$23.8	$38.9	$23.2	$(207.9)	$485.7
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

Geographical Information
Long-lived assets by geographic area represent property and equipment, net, and operating lease right of use assets by geographic area. The following summarizes long-lived assets by geographic area based on primary jurisdiction as of June 30, 2026 and December 31, 2025 (in millions) :

	June 30, 2026	December 31, 2025
United States	$182.5	$184.5
United Kingdom	33.9	30.0
Other	21.9	29.6
Total	$238.3	$244.1
The following summarizes revenues less cost of revenues by geographic area based on primary jurisdiction (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$635.8	$508.1	$1,269.6	$1,000.2
Other	95.8	79.2	190.9	152.3
Total	$731.6	$587.3	$1,460.5	$1,152.5
15.    EMPLOYEE BENEFIT PLANS
Eligible U.S. employees are able to participate in the Cboe Global Markets SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Executive Retirement Plan and the Deferred Compensation Plan, which are defined contribution plans that are non-qualified under the Internal Revenue Code. Directors may contribute a percentage of their cash and equity compensation to cash and equity deferred compensation plans that are maintained by the Company and defer income taxes thereon. The non-qualified plans' assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $40.0 million and $35.8 million at June 30, 2026, and December 31, 2025, respectively. Although the value of the plans is recorded in financial investments, there is an equal and offsetting liability in other non-current liabilities on the condensed consolidated balance sheets, respectively. The investment results of the non-qualified plans have no impact on net income as the investment results are recorded in equal amounts to both compensation and benefits expense and other income, net in the condensed consolidated statements of income. The Company matches a portion of employee contributions made to the SMART Plan and Supplemental Executive Retirement Plan. The Company contributed $4.7 million and $4.7 million to the defined contribution plans for the three months ended June 30, 2026 and 2025, respectively, and $10.8 million and $8.5 million for the six months ended June 30, 2026 and 2025, respectively.
Eligible employees outside of the U.S., which include, but are not limited to, employees of Cboe Europe, Cboe NL, Cboe Clear Europe, BIDS, Cboe Asia Pacific, and Cboe Canada, are eligible to participate in various employee-selected stakeholder contribution plans or plans covered by local jurisdictions or by applicable laws. The Company’s contribution to these plans amounted to $1.1 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $2.8 million and $2.9 million for the six months ended June 30, 2026 and 2025, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.
16.    REGULATORY CAPITAL
As broker-dealers registered with the SEC, Cboe Trading, BIDS Trading, and Cboe Fixed Income are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading, BIDS Trading, and Cboe Fixed Income compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of June 30, 2026, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. Cboe Fixed Income was required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $5.0 thousand.
As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As an RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. In accordance with the Markets in Financial Instruments Directive of the FCA requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at June 30, 2026, or the summation of the credit risk, market risk and fixed overhead requirements, as defined.

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
As a designated contract market regulated by the CFTC, CFE is subject to a capital adequacy test in which its financial resources must be equal to at least twelve months of its projected operating costs, and it must hold unencumbered, liquid financial assets equal to at least six months of its projected operating costs. The amounts presented below represent the greater of the two requirements.
As a swap execution facility regulated by the CFTC, Cboe SEF is subject to a capital adequacy test in which its financial resources must be equal to at least twelve months of its projected operating costs and it must hold unencumbered, liquid financial assets equal to the greater of: (a) three months of projected operating costs or (b) its projected wind-down costs. The amounts presented below represent the greater of the two requirements.
As a designated contract market regulated by the CFTC, Cboe Digital Exchange is subject to a capital adequacy test in which its financial resources must be equal to at least twelve months of its projected operating costs, and it must hold unencumbered, liquid financial assets equal to at least six months of its projected operating costs. The amounts presented below represent the greater of the two requirements.
As a derivatives clearing organization regulated by the CFTC, Cboe Clear U.S. is subject to a capital adequacy test in which its financial resources must be equal to at least twelve months of its projected operating costs, and it must hold unencumbered, liquid financial assets equal to at least six months of its projected operating costs. The amounts presented below represent the greater of the two requirements.
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
The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of June 30, 2026 (in millions):

Subsidiary	Regulatory Authority	Actual	Minimum Requirement
Cboe Trading	FINRA/SEC	$16.8	$1.2
BIDS Trading	FINRA/SEC	13.5	0.2
Cboe Fixed Income	FINRA/SEC	6.8	0.1
Cboe Europe	FCA	58.8	37.1
Cboe Chi-X Europe	FCA	0.7	0.1
Cboe NL	Dutch Authority for Financial Markets	14.6	5.7
Cboe Clear Europe	DNB	141.4	88.8
CFE	CFTC	151.9	40.8
Cboe SEF	CFTC	18.9	2.5
Cboe Digital Exchange	CFTC	12.9	—
Cboe Clear U.S.	CFTC	25.7	14.3
Cboe Australia	ASIC	16.0	6.1

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
Stock-based compensation expense relating to employee awards is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income. The Company recognized stock-based compensation expense related to employee awards of $15.0 million and $12.0 million for the three months ended June 30, 2026 and 2025, respectively, and $27.3 million and $24.0 million for the six months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense relating to non-employee director or advisor awards is included in professional fees and outside services in the condensed consolidated statements of income. The Company recognized stock-based compensation expense related to non-employee director or advisor awards of $0.5 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively.
The activity in the Company’s restricted stock, consisting of restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the six months ended June 30, 2026 was as follows:
RSUs
The following table summarizes RSU activity during the six months ended June 30, 2026:

	Number of Shares	Weighted average grant date fair value
Nonvested stock at December 31, 2025	458,809	$190.38
Granted	157,706	286.57
Vested	(202,745)	175.59
Forfeited	(21,739)	213.50
Nonvested stock at June 30, 2026	392,031	$235.45
RSUs entitle the holder to one share of common stock upon vesting, with the exception of certain jurisdictions where the RSUs are settled in cash, typically vest over a three-year period, and vesting accelerates upon death, disability, or the occurrence of a qualified termination following a change in control. Where applicable and permitted, vesting will also accelerate upon a qualified retirement. Where applicable and permitted, qualified retirement eligibility generally occurs upon achieving 55 years of age and 10 years of service, although service requirements vary. Starting in 2024, the award agreements provide that in the event of a participant’s retirement, all unvested outstanding RSUs and a pro rata portion of unvested outstanding PSUs will continue to vest and be distributed in accordance with the award’s original vesting and settlement schedule, even after the applicable retirement date. Retirement eligibility will require, in addition to attaining the age and service requirements, submission of 6 months' advance written notice of a retirement, as applicable, and submission, approval, and satisfactory completion of a transition plan. Unvested RSUs will be forfeited if the officer or employee leaves the Company prior to the applicable vesting date, except in limited circumstances.
RSUs granted to non-employee members of the Board of Directors have a one-year vesting period and vesting accelerates upon the occurrence of a change in control of the Company. Unvested portions of the RSUs will be forfeited if the director leaves the Board of Directors prior to the applicable vesting date.
The RSUs have no voting rights but entitle the holder to receive dividend equivalents.
In the six months ended June 30, 2026, to satisfy employees’ tax obligations upon the vesting of restricted stock units, the Company purchased 79,261 shares of common stock totaling $22.9 million as the result of the vesting of 196,342 shares of restricted stock.

PSUs
The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the six months ended June 30, 2026:

	Number of Shares	Weighted average grant date fair value
Nonvested stock at December 31, 2025	88,960	$237.75
Granted	67,344	279.24
Vested	(61,914)	168.81
Forfeited	(6,350)	264.44
Nonvested stock at June 30, 2026	88,040	$316.05
PSUs include awards related to earnings per share during the performance period as well as awards related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return PSUs, which incorporated the following assumptions for awards granted in 2026: risk-free interest rate (3.47%), volatility (20.41%) and a 2.86-year correlation with the S&P 500 Index (-0.12). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of the Company’s common stock. The performance period for the PSUs, contingent on the achievement of performance conditions, is three years. For each of the performance awards, the PSUs will be settled in shares of the Company’s common stock following vesting of the PSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration upon death, disability, or the occurrence of a qualified termination following a change in control. Participants have no voting rights with respect to the PSUs until the issuance of the shares of common stock. Dividend equivalents are accrued by the Company and will be paid once the PSUs, contingent on the achievement of performance conditions, vest.
In the six months ended June 30, 2026, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 25,892 shares of common stock totaling $7.1 million as a result of the vesting of 61,914 shares of performance stock.
As of June 30, 2026, there were $90.5 million in total unrecognized compensation costs related to restricted stock units and performance stock units. These costs are expected to be recognized over a weighted average period of 2.1 years.
Employee Stock Purchase Plan
In May 2018, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”), under which a total of 750,000 shares of the Company’s common stock will be made available by the Company for purchase to employees. The ESPP is a broad-based plan that permits employees to contribute up to 10% of wages and base salary to purchase shares of the Company’s common stock at a discount, subject to applicable annual Internal Revenue Service (“IRS”) limitations. Under the ESPP, a participant may not purchase more than a maximum of 312 shares of the Company’s common stock during any single offering period. No participant may accrue options to purchase shares of the Company’s common stock at a rate that exceeds $25,000 in fair market value of the Company’s common stock (determined at the time such options are granted) for each calendar year in which such rights are outstanding at any time. The exercise price per share of common stock shall be 85% (for eligible U.S. and international employees) of the lesser of the fair value of the stock on the first day of the applicable offering period or the applicable exercise date.
The Company records stock-based compensation expense over the offering period related to the discount that is given to employees, which totaled $0.5 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and $2.0 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income. As of June 30, 2026, 415,949 shares were reserved for future issuance under the ESPP.
18.    EQUITY
Common Stock
The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of June 30, 2026, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 104,944,263 and 104,554,843 shares were issued and outstanding, respectively. As of December 31, 2025, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 104,654,764 and 104,647,739 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.

Common Stock in Treasury, at Cost
The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are retired or they are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. When treasury shares are retired, they are removed from the common stock in treasury balance. The Company held 389,420 and 7,025 shares of common stock in treasury as of June 30, 2026 and December 31, 2025, respectively.
Share Repurchase Program
In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $2.3 billion as of June 30, 2026. The Company expects to fund repurchases primarily through the use of existing cash balances. The program permits the Company to purchase shares, through a variety of methods, including in the open market, through established trading plans, or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or in any specific situation.
The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the period presented as follows:

	Three Months Ended June 30,
	2026	2025
Number of shares of common stock repurchased	127,015	160,564
Average price paid per share	$256.61	$219.77
Total purchase price (in millions)	$32.6	$35.3
Since inception of the program through June 30, 2026, the Company has repurchased 21,351,942 shares of common stock at an average cost per share, excluding commissions and excise taxes, of $82.58, for a total value of $1.8 billion. As a result of these repurchases, certain direct costs and excise taxes are incurred but do not impact our cost per share or availability.
As of June 30, 2026 and 2025, the Company had $536.8 million and $614.5 million of availability remaining under its existing share repurchase authorizations, respectively.
Purchase of Common Stock from Employees
The Company purchased 4,797 and 2,990 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $317.09 and $224.26 during the three months ended June 30, 2026 and 2025, respectively. These shares consisted of shares retained to cover payroll withholding taxes or costs in connection with the vesting of restricted stock units and performance share awards.
Preferred Stock
The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of June 30, 2026, and December 31, 2025, the Company had no shares of preferred stock issued or outstanding.
Dividends
During the three months ended June 30, 2026, the Company declared and paid cash dividends per share of $0.72 for an aggregate payout of $75.7 million. During the three months ended June 30, 2025, the Company declared and paid cash dividends per share of $0.63 for an aggregate payout of $66.4 million.
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
19.    INCOME TAXES
The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis. The effective tax rate from continuing operations was 28.6% and 29.7% for the three months ended June 30, 2026 and 2025, respectively, and 26.9% and 29.1% for the six months ended June 30, 2026 and 2025, respectively.
The lower effective tax rate for the three and six months ended June 30, 2026 compared to the same periods in 2025 is primarily due to the resolution of uncertain tax positions with state and local taxing authorities.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share numerator:
Net income	$353.1	$235.1	$738.8	$485.7
Net income allocated to participating securities	(1.3)	(1.2)	(2.9)	(2.4)
Net income allocated to common stockholders	$351.8	$233.9	$735.9	$483.3
Basic earnings per share denominator:
Weighted average shares outstanding	104.7	104.7	104.7	104.7
Basic earnings per share	$3.36	$2.23	$7.03	$4.62

Diluted earnings per share numerator:
Net income	$353.1	$235.1	$738.8	$485.7
Net income allocated to participating securities	(1.3)	(1.2)	(2.9)	(2.4)
Net income allocated to common stockholders	$351.8	$233.9	$735.9	$483.3
Diluted earnings per share denominator:
Weighted average shares outstanding	104.7	104.7	104.7	104.7
Dilutive common shares issued under stock program	0.2	0.3	0.3	0.3
Total dilutive weighted average shares	104.9	105.0	105.0	105.0
Diluted earnings per share	$3.35	$2.23	$7.01	$4.60
For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share.

21.    COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Legal Proceedings
As of June 30, 2026, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.
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
As of June 30, 2026, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.
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
2026 Revised CAT Funding Model Order Litigation
On March 16, 2026, the SEC issued an order approving an amendment to the National Market System Plan Governing the CAT, as Modified by the SEC, Regarding Implementation of a Revised CAT Funding Model (“2026 CAT Funding Model Order”). The SEC approved the Revised CAT Funding Model amendment for an interim two-year period while the SEC engages in its comprehensive review of the CAT. The 2026 CAT Funding Model Order provides for the allocation of one-third of CAT prospective fees to each of the buy-side executing broker, sell-side executing broker, and market regulator in transactions reportable to the CAT (“executed equivalent shares”). The prospective fees are used to fund on-going CAT costs. The 2026 CAT Funding Model Order also provides for the allocation of one-third of any CAT historical assessment fee to each of the buy-side executing broker and sell-side executing broker. The historical assessment fees are used to fund a portion of historical CAT costs previously paid to CATLLC by the Plan Participants via loans.
On March 25, 2026, the American Securities Association (“ASA”) and Citadel Securities, LLC (“Citadel”) filed a Petition for Review of the 2026 CAT Funding Model Order in the U.S. Court of Appeals for the 11th Circuit (“11th Circuit”). On April 2, 2026, ASA and Citadel filed a motion to stay the 2026 CAT Funding Model Order, which the 11th Circuit denied on July 14, 2026. Expedited briefing on the merits ended on July 23, 2026. This challenge or any other challenge to the SEC order approving the Revised CAT Funding Model and/or Plan Participant(s) fee filings may significantly delay implementation efforts. As a result, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT. The Company believes the appeal is without merit and intervened on behalf of the SEC.

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
Former Employee Litigation
On January 26, 2026, a former employee filed a complaint against the Company in the United States District Court for the District of Kansas (Jacqueline Craine v. Cboe Services Company, Case No. 2:26-cv-2046) alleging wrongful termination, violations of the Family and Medical Leave Act of 1993, as well as the Sarbanes-Oxley Act for alleged retaliation for being a purported whistleblower of alleged accounting and operational control issues. The complaint seeks back pay, reinstatement or front pay, compensatory damages, punitive, liquidated, and/or special damages, pre- and post-judgment interest, and fees and costs. The Company previously investigated the allegations with the assistance of outside legal advisers and forensic consultants, and the investigation concluded that the allegations lacked merit. The Company disputes the complaint’s allegations and claims, and the Company plans to vigorously defend itself.
Other
As self-regulatory organizations under the jurisdiction of the SEC, Cboe Options, C2, BZX, BYX, EDGX, and EDGA are subject to routine reviews and inspections by the SEC. As designated contract markets under the jurisdiction of the CFTC, CFE and Cboe Digital Exchange are subject to routine rule enforcement reviews and examinations by the CFTC. As a derivatives clearing organization under the jurisdiction of the CFTC, Cboe Clear U.S. is also subject to routine audits and examinations by the CFTC. Cboe SEF, LLC is a swap execution facility registered with the CFTC and subject to routine rule enforcement reviews and examinations by the CFTC. Cboe Trading, BIDS Trading and Cboe Fixed Income are subject to reviews and inspections by FINRA. The Company has from time to time received inquiries and investigative requests from the SEC’s Division of Examinations, the CFTC’s Division of Market Oversight, the CFTC's Division of Clearing and Risk, as well as the SEC Division of Enforcement and CFTC Division of Enforcement seeking information about the Company's or its subsidiaries' compliance with their respective obligations as self-regulatory organizations, as applicable under the federal securities laws and/or the Commodity Exchange Act as well as members’ compliance with the federal securities laws and/or the Commodity Exchange Act.
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

Contractual Obligations
The Company has contractual obligations related to licensing agreements with various licensors, some of which include fixed fees and/or variable fees calculated using agreed upon contracted rates and reported cleared volumes. Certain licensing agreements contain annual minimum fee requirements that total $14.6 million (excluding estimated variable fees) each year for the next five years. The Company is subject to annual minimum fee requirements under the January 29, 2024 addendum to its cloud services agreement, totaling $6.2 million to $6.9 million each year over the next three years.
See Note 12 (“Clearing Operations”) for information on the clearinghouse exposure guarantees for Cboe Clear Europe and Cboe Clear U.S. See Note 22 (“Leases”) for information on lease obligations.
22.    LEASES
The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of June 30, 2026. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the three months ended June 30, 2026, $6.9 million of right of use assets and $6.9 million of lease liabilities that were added related to new leases and existing lease extensions.
During the period ended June 30, 2026, right of use assets totaling $5.7 million and current operating lease liabilities and non-current operating lease liabilities totaling $5.9 million were reclassified as assets and liabilities held for sale, respectively, as a result of the Company's definitive agreement to sell Cboe Australia and Cboe Canada.
The following table presents the supplemental balance sheet information related to leases as of June 30, 2026 and December 31, 2025, respectively (in millions):

	June 30, 2026	December 31, 2025
Operating lease right of use assets	$101.6	$111.0
Total leased assets	$101.6	$111.0

Current operating lease liabilities (1)	$25.0	$26.9
Non-current operating lease liabilities	111.5	120.9
Total lease liabilities	$136.5	$147.8
___________________________
(1) These amounts are reflected within accounts payable and accrued liabilities in the condensed consolidated balance sheets.
The following table presents operating lease costs and other information as of and for the three and six months ended June 30, 2026 and 2025, respectively (in millions, except as stated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs (1)	$8.1	$9.9	$17.0	$19.8

Lease term and discount rate information:
Weighted average remaining lease term (years)			6.8	7.2
Weighted average discount rate			3.6%	3.6%

Supplemental disclosure of cash transactions:
Cash paid for amounts included in the measurement of lease liabilities	$7.0	$5.3	$15.1	$12.6
Lease incentive for leasehold improvements	—	2.3	—	2.3
Supplemental disclosure of noncash activities:
Right of use assets obtained in exchange for lease liabilities	$6.9	$0.5	$8.2	$7.0
Reduction in lease liability due to remeasurement	(1.0)	(0.2)	(2.0)	(0.2)
___________________________
(1) Includes short-term lease and variable lease costs, which are immaterial.

The maturities of the lease liabilities are as follows as of June 30, 2026 (in millions):

June 30, 2026
Remainder of 2026	$15.2
2027	27.1
2028	26.9
2029	15.4
2030	15.6
After 2030	53.9
Total lease payments	$154.1
Less: Interest	(17.6)
Present value of lease liabilities	$136.5
23.    SUBSEQUENT EVENTS
Revolving Credit Agreement Refresh
On July 24, 2026, the Company entered into a Third Amended and Restated Credit Agreement, which provides for a senior unsecured $400 million five-year revolving credit facility that includes a $25 million swing line sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $200 million, for a total of $600 million.
Share Repurchases
Subsequent to the three months ended June 30, 2026, from July 1, 2026 through July 29, 2026, the Company repurchased 114,818 shares of its common stock under its share repurchase program at an average cost per share of $264.50, for a total value of $30.4 million. As of July 29, 2026, the Company had $506.4 million of availability remaining under its existing share repurchase authorizations.
There have been no other subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2026.

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
The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Hong Kong, Kansas City, London, Manila, New York, Washington D.C., Singapore, Sydney, Tokyo, and Toronto.
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
On April 22, 2026, the Company announced a definitive agreement to sell its Cboe Australia and Cboe Canada businesses to TMX, a leading market operator, for approximately $300 million. The transaction is subject to customary closing conditions, including applicable regulatory approvals. The sales of Cboe Australia and Cboe Canada are expected to close separately, each after required approvals have been obtained. The Company expects the sale of Cboe Australia to close in the third quarter of 2026. Upon closing, the Company will provide transition services support for a limited time.
Recent Developments
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
Cboe Predicts
On June 23, 2026, the Company announced the launch of the first products in its new prediction markets suite, Cboe Predicts. The offering includes binary option contracts based on the Mini-S&P 500 Index (XSP), listed under the symbols XSPBW and XSPBX.

Executive Transitions
On January 26, 2026, the Company announced the appointments of Scott Johnston as Executive Vice President, Chief Operating Officer, and Heidi Fischer as Executive Vice President, Global Head of Equities and Spot Markets.
Mr. Johnston took over Chief Operating Officer duties from Chris Isaacson, Executive Vice President and Chief Operating Officer, who retired from his role effective March 6, 2026. Effective June 1, 2026, Ms. Fischer assumed oversight of Cboe's global cash equities and spot markets, which Mr. Isaacson also oversaw. Mr. Isaacson will continue to serve as an advisor to the Company through the end of 2026.
Business Segments
The Company operates five reportable business segments: Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX, which are reflective of how the Company's CODM reviews and operates the business, as discussed in Note 1 (“Organization and Basis of Presentation”). The Company's reportable business segments represent strategic business units that offer different products and services across different geographic areas. The Company's CODM is the chief executive officer. The CODM function is supported by business segment management and leadership personnel who lead the day-to-day operations of each reportable business segment.
Segment performance is primarily evaluated on operating income (loss). The CODM uses segment operating income (loss) to allocate resources, including but not limited to employees, financial resources, and capital resources. The Company's CODM does not assess assets or income and expenses below operating income (loss) at the segment-level as key performance metrics. The Company has aggregated all of its corporate costs, as well as other business ventures, within the Corporate Items and Eliminations totals based on the decision that those activities should not be used to evaluate the operating performance of the segments; however, operating expenses that relate to activities of a specific segment have been allocated to that segment. The Company's CODM primarily reviews operating expenses at the consolidated level for purposes of evaluating actual results versus budgets.
Options. The Options segment includes options on market indices (“index options”) which include our proprietary SPX and VIX options, as well as on the stocks of individual corporations (“equity options”) and on ETPs such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”), which are “multi-listed” options and listed on a non-exclusive basis. These options are eligible to trade, as applicable, on Cboe Options, C2, BZX, EDGX, and/or other U.S. national securities exchanges. Cboe Options is the Company’s primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on the Cboe Options trading floor in Chicago. On June 23, 2026, the Company launched the first products in its new prediction markets suite, Cboe Predicts, a securities-based product that is listed on Cboe Options and centrally cleared by OCC. C2 Options, BZX Options, and EDGX Options are all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data fees revenues generated from the consolidated tape plans, the licensing of proprietary options market data, index licensing, routing services, and access and capacity services.
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
Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European derivatives transaction services, ETPs, including exchange traded funds, exchange traded notes, and exchange traded commodities, and international depositary receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and CEDX. It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities services of Cboe Australia, an operator of a trading venue in Australia. Cboe Europe operates lit and dark books, a periodic auctions book, a closing cross book, and two BIDS order books, a Large-in-Scale (“LIS”) trading negotiation facility and a volume-weighted average price (“VWAP”) trajectory crossing facility. Cboe NL, based in Amsterdam, operates similar business functionality to that offered by Cboe Europe (with the exception of Trajectory Crossing), and provides for trading only in European Economic Area (“EEA”) symbols. In February 2026, Cboe completed the wind down of CEDX, its pan-European derivatives platform that offered futures and options based on Cboe Europe equity indices, FLEX options, and single stock options. Prior to the wind down, CEDX contributed derivatives transaction services to this segment. Cboe Clear Europe offers the clearing of equity and equity-like instruments for Cboe-operated and other regulated trading venues and clearing SFTs. Prior to the CEDX wind down, Cboe Clear Europe also provided clearing services for derivative transactions executed on CEDX. This segment also includes Cboe Europe, Cboe NL, and Cboe Australia revenue generated from the licensing of proprietary market data and from access and capacity services.

Futures. The Futures segment includes transaction services provided by CFE, a fully electronic futures exchange, which includes offerings for trading of VIX futures and other futures products, the licensing of proprietary market data, as well as access and capacity services. The Futures segment also includes Cboe Digital Exchange, a regulated futures exchange, and Cboe Clear U.S., a regulated clearinghouse, as well as revenue generated from the licensing of proprietary market data and from access and capacity services. On June 9, 2025, Cboe successfully completed the migration of cash-settled Bitcoin and Ether futures contracts from Cboe Digital Exchange to CFE. CFE also subsequently launched continuous Bitcoin and Ether futures contracts on December 15, 2025. There are no products currently listed for trading on the Cboe Digital Exchange.
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
General Factors Affecting Results of Operations
In broad terms, our business performance is impacted by a number of drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, the regulatory environment for capital markets, geopolitical events, tax policies, central bank policies and changing technology, particularly in the financial services industry. We believe our future revenues and net income will continue to be influenced by a number of domestic and international economic trends, including:
•trading volumes on our proprietary products such as VIX options and futures and SPX options, which are dependent on exclusive licenses that require renewals;
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
•implementation of the SEC's reduced equity access fee cap and other potential market structure changes, including order protection rules, may lead to decreased exchange trading, and reduced transaction fee revenue;
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
Regulatory Fees Cost of Revenues
Regulatory fees cost of revenues, previously labeled Section 31 fees, includes Section 31 fees and other fees imposed by U.S. regulatory agencies. Exchanges under the authority of the SEC (Cboe Options, C2, BZX, BYX, EDGX, and EDGA as well as CFE to the extent that CFE offers trading in security futures products) are assessed fees under Section 31 pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat some of these fees as a pass-through charge to customers executing eligible listed equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as regulatory transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. Only the aforementioned U.S. exchanges are considered U.S. national securities exchanges subject to Section 31 fees.
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

The following summarizes changes in financial performance for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. “YTD” represents the six month periods ended June 30, 2026 and 2025, respectively:
(1)These are Non-GAAP figures for which reconciliations are provided below (in millions, except percentages, earnings per share, and as noted below).
The following summarizes changes in financial performance for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025.

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Total revenues	$1,442.8	$1,173.5	$269.3	23%	$2,715.6	$2,368.5	$347.1	15%
Total cost of revenues	711.2	586.2	125.0	21%	1,255.1	1,216.0	39.1	3%
Revenues less cost of revenues	731.6	587.3	144.3	25%	1,460.5	1,152.5	308.0	27%
Total operating expenses	255.6	248.2	7.4	3%	478.9	459.5	19.4	4%
Operating income	476.0	339.1	136.9	40%	981.6	693.0	288.6	42%
Operating margin	65.1%	57.7%	7.4%	*	67.2%	60.1%	7.1%	*
Income before income tax provision	$494.7	$334.6	$160.1	48%	$1,010.2	$684.8	$325.4	48%
Income tax provision	141.6	99.5	42.1	42%	271.4	199.1	72.3	36%
Net income	353.1	235.1	118.0	50%	738.8	485.7	253.1	52%
Net income allocated to participating securities	(1.3)	(1.2)	(0.1)	8%	(2.9)	(2.4)	(0.5)	21%
Net income allocated to common stockholders	$351.8	$233.9	$117.9	50%	$735.9	$483.3	$252.6	52%
Net income allocated to common stockholders margin	48.1%	39.8%	8.3%	*	50.4%	41.9%	8.5%	*
Basic earnings per share	$3.36	$2.23	$1.13	51%	$7.03	$4.62	$2.41	52%
Diluted earnings per share	3.35	2.23	1.12	50%	7.01	4.60	2.41	52%
Adjusted operating income (1)	514.9	374.0	140.9	38%	1,042.9	746.8	296.1	40%
Adjusted operating margin (1)	70.4%	63.7%	6.7%	*	71.4%	64.8%	6.6%	*
Operating EBITDA (1)	$504.1	$369.0	$135.1	37%	$1,039.2	$753.2	$286.0	38%
Operating EBITDA margin (1)	68.9%	62.8%	6.1%	*	71.2%	65.4%	5.8%	*
Adjusted operating EBITDA (1)	$528.4	$386.7	$141.7	37%	$1,069.2	$771.4	$297.8	39%
Adjusted operating EBITDA margin (1)	72.2%	65.8%	6.4%	*	73.2%	66.9%	6.3%	*
EBITDA (2)	$516.5	$364.9	$151.6	42%	$1,055.5	$748.6	$306.9	41%
EBITDA margin (2)	70.6%	62.1%	8.5%	*	72.3%	65.0%	7.3%	*
Adjusted EBITDA (2)	$531.4	$382.3	$149.1	39%	$1,076.0	$766.1	$309.9	40%
Adjusted EBITDA margin (2)	72.6%	65.1%	7.5%	*	73.7%	66.5%	7.2%	*
Adjusted earnings (2)	$373.6	$257.8	$115.8	45%	$761.8	$520.9	$240.9	46%
Diluted weighted average shares outstanding	104.9	105.0	(0.1)	(0)%	105.0	105.0	—	0%
Adjusted diluted earnings per share (2)	$3.56	$2.46	$1.10	45%	$7.26	$4.96	$2.30	46%
___________________________
*Not meaningful

(1)Adjusted operating income is defined as operating income after relevant operating adjustments, which include revenue, cost of revenues, and operating expense adjustments, as applicable. Adjusted operating margin represents adjusted operating income divided by revenues less cost of revenues. Operating EBITDA is defined as operating income before depreciation and amortization. Operating EBITDA margin represents operating EBITDA divided by revenues less cost of revenues. Adjusted operating EBITDA is calculated by adding back to operating EBITDA relevant operating adjustments, which include revenue, cost of revenues, and operating expense adjustments, as applicable. Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues. Relevant adjustments are detailed in the reconciliations that follow.
(2)EBITDA is defined as income before interest, net, income taxes, and depreciation and amortization. EBITDA margin represents EBITDA divided by revenues less cost of revenues. Adjusted EBITDA is calculated by adding back to EBITDA relevant adjustments, which include revenue, cost of revenues, operating expense, and non-operating adjustments, as applicable. Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues. Adjusted earnings is defined as net income after relevant adjustments, which include revenue, cost of revenues, operating expense, non-operating adjustments, certain tax adjustments, and net income or loss allocated to participating securities, net of income tax effects of these adjustments, as applicable. Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding. Relevant adjustments are detailed in the reconciliations that follow.

The following is a reconciliation of operating income to adjusted operating income (in millions) for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating income	$476.0	$339.1	$981.6	$693.0
Acquisition-related costs (a)	—	—	—	0.2
Amortization of acquired intangible assets (b)	14.6	17.2	31.3	35.6
Strategic realignment costs (c)	23.7	17.3	28.8	17.6
Executive compensation adjustment (d)	0.6	0.4	1.2	0.4
Adjusted operating income	$514.9	$374.0	$1,042.9	$746.8
The following is a reconciliation of operating income to operating EBITDA and adjusted operating EBITDA by segment (in millions) for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,
	2026
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Operating income	$341.0	$66.1	$41.6	$16.1	$15.5	$(4.3)	$476.0
Depreciation and amortization	8.6	10.2	6.1	0.7	2.4	0.1	28.1
Operating EBITDA	$349.6	$76.3	$47.7	$16.8	$17.9	$(4.2)	$504.1
Strategic realignment costs (c)	15.7	3.8	1.6	1.5	0.7	0.4	23.7
Executive compensation adjustment (d)	—	—	—	—	—	0.6	0.6
Adjusted operating EBITDA	$365.3	$80.1	$49.3	$18.3	$18.6	$(3.2)	$528.4

	Three Months Ended June 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Operating income	$259.9	$47.3	$4.8	$17.1	$12.5	$(2.5)	$339.1
Depreciation and amortization	7.0	11.5	8.1	0.5	2.7	0.1	29.9
Operating EBITDA	$266.9	$58.8	$12.9	$17.6	$15.2	$(2.4)	$369.0
Acquisition-related costs (a)	—	0.1	—	(0.1)	—	—	—
Strategic realignment costs (c)	—	—	17.1	0.2	—	—	17.3
Executive compensation adjustment (d)	—	—	—	—	—	0.4	0.4
Adjusted operating EBITDA	$266.9	$58.9	$30.0	$17.7	$15.2	$(2.0)	$386.7

	Six Months Ended June 30,
	2026
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Operating income	$700.6	$132.6	$81.3	$40.2	$33.3	$(6.4)	$981.6
Depreciation and amortization	16.8	21.6	12.8	1.3	5.0	0.1	57.6
Operating EBITDA	$717.4	$154.2	$94.1	$41.5	$38.3	$(6.3)	$1,039.2
Strategic realignment costs (c)	15.6	4.1	5.1	1.6	0.7	1.7	28.8
Executive compensation adjustment (d)	—	—	—	—	—	1.2	1.2
Adjusted operating EBITDA	$733.0	$158.3	$99.2	$43.1	$39.0	$(3.4)	$1,069.2

	Six Months Ended June 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Operating income	$517.8	$91.7	$26.8	$37.7	$22.8	$(3.8)	$693.0
Depreciation and amortization	13.9	23.5	16.0	1.1	5.6	0.1	60.2
Operating EBITDA	$531.7	$115.2	$42.8	$38.8	$28.4	$(3.7)	$753.2
Acquisition-related costs (a)	—	0.2	—	(0.1)	—	0.1	0.2
Strategic realignment costs (c)	—	—	17.1	0.5	—	—	17.6
Executive compensation adjustment (d)	—	—	—	—	—	0.4	0.4
Adjusted operating EBITDA	$531.7	$115.4	$59.9	$39.2	$28.4	$(3.2)	$771.4

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in millions) for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income allocated to common stockholders	$351.8	$233.9	$735.9	$483.3
Interest (income) expense, net	(5.0)	1.6	(9.4)	6.0
Income tax provision	141.6	99.5	271.4	199.1
Depreciation and amortization	28.1	29.9	57.6	60.2
EBITDA	516.5	364.9	1,055.5	748.6
Acquisition-related costs (a)	—	—	—	0.2
Strategic realignment costs (c)	23.7	17.3	28.8	17.6
Executive compensation adjustment (d)	0.6	0.4	1.2	0.4
Non-operating investment adjustments, net (e)	(9.4)	(0.3)	(9.5)	(0.7)
Adjusted EBITDA	$531.4	$382.3	$1,076.0	$766.1
The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income allocated to common stockholders	$351.8	$233.9	$735.9	$483.3
Acquisition-related costs (a)	—	—	—	0.2
Amortization of acquired intangible assets (b)	14.6	17.2	31.3	35.6
Strategic realignment costs (c)	23.7	17.3	28.8	17.6
Executive compensation adjustment (d)	0.6	0.4	1.2	0.4
Non-operating investment adjustments, net (e)	(9.4)	(0.3)	(9.5)	(0.7)
Tax effect of adjustments	(7.8)	(9.5)	(13.9)	(14.2)
Deferred tax re-measurements (f)	—	(1.0)	(0.6)	(1.0)
Release of tax reserves (f)	—	—	(11.4)	—
Net income allocated to participating securities	0.1	(0.2)	—	(0.3)
Adjusted earnings	$373.6	$257.8	$761.8	$520.9
___________________________
(a) This amount includes acquisition-related costs primarily from the Company’s Cboe Digital, Cboe Canada, and Cboe Asia Pacific acquisitions, which are included in acquisition-related costs on the condensed consolidated statements of income.
(b) This amount represents the amortization of acquired intangible assets related to the Company’s acquisitions, which is included in depreciation and amortization on the condensed consolidated statements of income.
(c) This amount represents certain strategic realignment costs related to announced strategic realignment initiatives. For the three months ended June 30, 2026, the costs included $21.7 million in compensation and benefits, $2.5 million in professional fees and outside services, and $0.1 million in technology support services, partially offset by a reversal of $0.6 million in other expenses, on the condensed consolidated statements of income. For the three months ended June 30, 2025, the costs included $17.1 million in impairment of assets and $0.2 million in compensation and benefits on the condensed consolidated statements of income. For the six months ended June 30, 2026, the costs included $23.3 million in compensation and benefits, $4.0 million in professional fees and outside services, and $1.9 million in technology support services, partially offset by a reversal of $0.4 million in other expenses, on the condensed consolidated statements of income. For the six months ended June 30, 2025, the costs included $17.1 million in impairment of assets and $0.5 million in compensation and benefits on the condensed consolidated statements of income.
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
(e) This amount represents net gains and losses associated with the PYTH token intangible assets and the Company's minority investments in Abaxx Singapore Pte, American Financial Exchange, LLC, and Eris Innovations Holdings, LLC, which are included in earnings (loss) on investments, net on the condensed consolidated statements of income.
(f) These amounts represent the tax impact related to the resolution of uncertain tax positions for the three and six months ended June 30, 2026 and the remeasurements of deferred tax assets and liabilities at prevailing effective tax rates for the three and six months ended June 30, 2025.

The following summarizes changes in certain operational and financial metrics for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

The following summarizes changes in certain operational and financial metrics for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 (continued from previous page):

The following table includes operational and financial metrics for our Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX segments. The following summarizes changes in certain operational and financial metrics for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025:

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
	(in millions, except percentages, trading days, and as noted below)				(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	72.8	57.2	15.6	27%	70.9	57.8	13.1	23%
Total touched contracts (1)	21.9	17.3	4.6	26%	21.0	17.7	3.3	18%
Multi-listed contract ADV	15.7	12.6	3.1	24%	14.8	13.0	1.8	14%
Index contract ADV	6.2	4.7	1.5	32%	6.2	4.7	1.5	31%
Trading days	62	62	—	—%	123	122	1	1%
Total Options revenue per contract (RPC) (2)	$0.317	$0.300	$0.017	6%	$0.329	$0.294	$0.035	12%
Multi-listed options RPC (2)	$0.064	$0.068	$(0.004)	(6)%	$0.072	$0.067	$0.005	6%
Index options RPC (2)	$0.953	$0.923	$0.030	3%	$0.946	$0.916	$0.030	3%
Total Options market share	30.0%	30.2%	(0.2)%	*	29.6%	30.7%	(1.1)%	*
Multi-listed options market share	23.5%	24.0%	(0.5)%	*	22.9%	24.5%	(1.6)%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total matched shares (in billions) (5)	1.9	1.9	—	(1)%	1.9	1.8	0.1	8%
Market ADV (in billions)	20.2	18.4	1.8	10%	20.1	17.1	3.0	18%
Market share	9.4%	10.5%	(1.1)%	*	9.6%	10.5%	(0.9)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (3)	$0.019	$0.012	$0.007	50%	$0.018	$0.013	$0.005	34%
U.S. ETPs: launches (number of launches)	288	66	222	336%	369	143	226	158%
U.S. ETPs: listings (number of listings)	1,468	983	485	49%	1,468	983	485	49%
U.S. Equities - Off-Exchange:
ADV (touched shares, in millions) (1)	237.5	125.5	112.0	89%	243.3	108.3	135.0	125%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (4)	$0.058	$0.082	$(0.024)	(30)%	$0.061	$0.096	$(0.035)	(37)%
Trading days	62	62	—	—%	123	122	1	1%
Canadian Equities:
ADV (matched shares, in millions) (5)	185.8	150.6	35.2	23%	200.7	155.0	45.7	29%
Trading days	63	63	—	—%	125	125	—	—%
Net capture (per 10,000 touched shares, in Canadian dollars) (6)	$4.355	$4.222	$0.133	3%	$4.341	$4.237	$0.104	3%
Europe and Asia Pacific:
European Equities:
ADNV:
Matched ADNV (Euros - in billions) (7)	€15.5	€13.7	€1.8	13%	€16.4	€13.8	€2.6	19%
Market ADNV (Euros - in billions)	63.4	54.5	8.9	16%	65.6	55.2	10.4	19%
Trading days	63	63	—	—%	126	126	—	0%
Market share	24.4%	25.1%	(0.7)%	*	25.0%	24.9%	0.1%	*
Net capture (per matched notional value (bps), in Euros) (8)	€0.289	€0.261	€0.028	11%	€0.280	€0.256	€0.024	9%
Cboe Clear Europe:
Trades cleared, in millions (9)	422.5	400.9	21.6	5%	857.2	813.0	44.2	5%
Fee per trade cleared (10)	€0.008	€0.008	€—	4%	€0.008	€0.008	€—	7%
European Equities market share cleared (11)	40.2%	39.5%	0.7%	*	40.2%	39.3%	0.9%	*
Net settlement volume, in millions (12)	4.0	3.3	0.7	21%	7.9	6.5	1.4	22%
Net fee per settlement (13)	€1.042	€0.956	€0.086	9%	€1.043	€0.954	€0.089	9%
Australian Equities:
ADNV (Australian dollars - in billions)	$1.1	$1.0	$0.1	16%	$1.2	$0.9	$0.3	30%
Trading days	62	61	1	2%	124	123	1	1%
Market share - Continuous	20.5%	20.0%	0.5%	*	20.6%	19.7%	0.9%	*
Net capture (per matched notional value (bps), in Australian dollars) (14)	$0.208	$0.160	$0.048	30%	$0.208	$0.158	$0.050	32%
Futures:
ADV (in thousands)	222.7	220.5	2.2	1%	252.8	234.7	18.1	8%
Trading days	62	62	—	—%	123	122	1	1%
RPC	$1.664	$1.691	$(0.027)	(2)%	$1.656	$1.717	$(0.061)	(4)%
Global FX:
ADNV ($ - in billions)	$60.6	$55.9	$4.7	8%	$65.4	$54.0	$11.4	21%
Trading days	65	65	—	—%	128	128	—	—%
Net capture (per one million dollars traded) (15)	$2.96	$2.81	$0.15	6%	$2.92	$2.79	$0.13	5%

Average British pound/U.S. dollar exchange rate	$1.341	$1.335	$0.006	0%	$1.345	$1.297	$0.048	4%
Average Canadian dollar/U.S. dollar exchange rate	$0.722	$0.723	$(0.001)	0%	$0.726	$0.710	$0.016	2%
Average Euro/U.S. dollar exchange rate	$1.162	$1.135	$0.027	2%	$1.166	$1.093	$0.073	7%
Average Euro/British pound exchange rate	£0.867	£0.850	£0.017	2%	£0.868	£0.843	£0.025	3%
Average Australian dollar/U.S. dollar exchange rate	$0.709	$0.641	$0.068	11%	$0.702	$0.634	$0.068	11%
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
(15)Net capture per one million dollars traded refers to net transaction fees less liquidity payments, if any, divided by the product of one-thousandth of ADNV traded on Cboe FX Markets and the number of trading days for Spot and SEF, divided by two, which represents the buyer and seller that are both charged on the transaction.

Revenues
Total revenues for the three months ended June 30, 2026 increased $269.3 million, or 23%, compared to the same period in 2025 primarily due to an increase in derivatives markets and cash and spot markets revenue driven by an increase in transaction and clearing fees as a result of increased volumes traded on the Cboe options, Cboe U.S. equities, and Cboe European equities exchanges, coupled with an increase in the Section 31 fee rate following a rate change in April 2026. Total revenues for the six months ended June 30, 2026 increased $347.1 million, or 15%, compared to the same period in 2025 primarily due to an increase in derivatives markets and cash and spot markets revenue driven by an increase in transaction and clearing fees as a result of increased volumes traded on the Cboe options, Cboe U.S. equities, and Cboe European equities exchanges, partially offset by a decrease in the average Section 31 fee rate following a rate change in May 2025, decreasing the rate to $0 per million dollars of covered sales, which remained in effect until April 2026.
The following summarizes changes in revenues for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 (in millions, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Cash and spot markets	$580.3	$487.6	$92.7	19%	$1,062.5	$988.5	$74.0	7%
Data Vantage	181.6	158.3	23.3	15%	362.9	310.8	52.1	17%
Derivatives markets	680.9	527.6	153.3	29%	1,290.2	1,069.2	221.0	21%
Total revenues	$1,442.8	$1,173.5	$269.3	23%	$2,715.6	$2,368.5	$347.1	15%
Cash and Spot Markets
Cash and spot markets revenue increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in regulatory fees and transaction and clearing fees. Regulatory fees increased primarily due to an increase in the Section 31 fee rate, from an average of $13.24 per million dollars of covered sales for the three months ended June 30, 2025 to an average rate of $19.95 per million dollars of covered sales for the three months ended June 30, 2026, following a rate change effective April 2026 to $20.60 per million dollars of covered sales. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees. Transaction and clearing fees increased primarily due to pricing changes implemented from late second quarter through the third quarter of 2025 on Cboe U.S. equity exchanges (BZX, BYX, EDGX, and EDGA, collectively, the "Cboe U.S. equity exchanges") and a 13% increase in Cboe European equities exchanges matched ADNV.
Cash and spot markets revenue increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in transaction and clearing fees, partially offset by a decrease in regulatory fees. Transaction and clearing fees increased primarily due to an 8% increase in total matched shares on Cboe U.S. equity exchanges, a 19% increase in Cboe European equities exchanges matched ADNV, and a 22% increase in Cboe Clear Europe's net settlement volume. Regulatory fees decreased primarily due to a decrease in the Section 31 fee rate, from an average of $20.52 per million dollars of covered sales for the six months ended June 30, 2025 to an average rate of $9.97 per million dollars of covered sales for the six months ended June 30, 2026, following a rate change in May 2025 to $0 per million dollars of covered sales, which remained in effect until April 2026. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees.
Data Vantage
Data Vantage revenue increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increases in logical port fees and physical port fees in the Options, North American Equities, and Europe and Asia Pacific segments, driven by increased customer demand. Proprietary market data fees increased primarily due to increases in customer demand for existing data products as a result of increased new unit sales and a strong contribution from new product sales, complementing continued demand for access to our markets and a durable and growing international contribution.
Derivatives Markets
Derivatives markets revenue increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in transaction and clearing fees, coupled with an increase in regulatory fees. Transaction and clearing fees increased primarily due to a 32% increase in index options ADV and a 24% increase in multi-listed options ADV. Regulatory fees increased primarily due to an increase in the Section 31 fee rate, from an average of $13.24 per million dollars of covered sales for the three months ended June 30, 2025 to an average rate of $19.95 per million dollars of covered sales for the three months ended June 30, 2026, following a rate change effective April 2026 to $20.60 per million dollars of covered sales. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees.
Derivatives markets revenue increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in transaction and clearing fees, partially offset by a decrease in regulatory fees. Transaction and clearing fees increased primarily due to a 31% increase in index options ADV and a 14% increase in multi-listed options ADV. Regulatory fees decreased primarily due to a decrease in the Section 31 fee rate, from an average of $20.52 per million dollars of covered sales for the six months ended June 30, 2025 to an average rate of $9.97 per million dollars of covered sales for the six months ended June 30, 2026, following a rate change in May 2025 to $0 per million dollars of covered sales, which remained in effect until April 2026. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees.
Cost of Revenues
The following tables reconcile the disaggregated cost of revenues captions presented on the condensed consolidated statements of income to the revenue captions presented on the condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025, respectively (in millions):

	Three Months Ended June 30, 2026
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$284.0	$—	$169.7	$453.7
Routing and clearing fees	16.4	—	4.4	20.8
Regulatory fees cost of revenues	121.7	—	32.2	153.9
Royalty fees and other cost of revenues	17.1	3.8	61.9	82.8
Total cost of revenues	$439.2	$3.8	$268.2	$711.2

	Three Months Ended June 30, 2025
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$273.1	$—	$144.9	$418.0
Routing and clearing fees	16.7	—	4.0	20.7
Regulatory fees cost of revenues	70.7	—	14.6	85.3
Royalty fees and other cost of revenues	11.5	3.2	47.5	62.2
Total cost of revenues	$372.0	$3.2	$211.0	$586.2

	Six Months Ended June 30, 2026
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$592.6	$—	$307.2	$899.8
Routing and clearing fees	32.3	—	8.5	40.8
Regulatory fees cost of revenues	121.7	—	32.2	153.9
Royalty fees and other cost of revenues	32.1	7.3	121.2	160.6
Total cost of revenues	$778.7	$7.3	$469.1	$1,255.1

	Six Months Ended June 30, 2025
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$518.8	$—	$294.0	$812.8
Routing and clearing fees	32.0	—	8.3	40.3
Regulatory fees cost of revenues	191.3	—	47.1	238.4
Royalty fees and other cost of revenues	24.1	6.3	94.1	124.5
Total cost of revenues	$766.2	$6.3	$443.5	$1,216.0
Total cost of revenues increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in regulatory fees cost of revenues as a result of an increase in the Section 31 fee rate, coupled with an increase in liquidity payments due to an increase in multi-listed options ADV and pricing changes implemented from late second quarter through the third quarter of 2025 on the Cboe U.S. equity exchanges.

Total cost of revenues increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in liquidity payments as a result of an increase in total matched shares on the Cboe U.S. equity exchanges and an increase in royalty fees due to increased volumes on Cboe options exchanges, partially offset by a decrease in regulatory fees cost of revenues as a result of a decrease in the average Section 31 fee rate.
The following summarizes changes in the disaggregated cost of revenues for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 (in millions, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Liquidity payments	$453.7	$418.0	$35.7	9%	$899.8	$812.8	$87.0	11%
Routing and clearing fees	20.8	20.7	0.1	0%	40.8	40.3	0.5	1%
Regulatory fees cost of revenues	153.9	85.3	68.6	80%	153.9	238.4	(84.5)	(35)%
Royalty fees and other cost of revenues	82.8	62.2	20.6	33%	160.6	124.5	36.1	29%
Total cost of revenues	$711.2	$586.2	$125.0	21%	$1,255.1	$1,216.0	$39.1	3%
Liquidity Payments
Liquidity payments increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in liquidity payments on the Cboe options exchanges as a result of a 24% increase in multi-listed options ADV, coupled with an increase in liquidity payments on the Cboe U.S. equity exchanges primarily due to pricing changes implemented from late second quarter through the third quarter of 2025 on Cboe U.S. equity exchanges.
Liquidity payments increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in liquidity payments on the Cboe U.S. equity exchanges as a result of an 8% increase in total matched shares, coupled with an increase in liquidity payments on the Cboe options exchanges as a result of liquidity payments fee tier shifts, largely within multi-listed options.
Routing and Clearing
Routing and clearing fees increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to 21% and 22% increases in Cboe Clear Europe net settlement volume, respectively, partially offset by a decrease in routed trades on the Cboe U.S. equity exchanges.
Regulatory Fees Cost of Revenues
Regulatory fees cost of revenues increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in the Section 31 fee rate, from an average rate of $13.24 per million dollars of covered sales for the three months ended June 30, 2025 to an average rate of $19.95 per million dollars of covered sales for the three months ended June 30, 2026, following a rate change effective April 2026 to $20.60 per million dollars of covered sales. Regulatory fees cost of revenues decreased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to a decrease in the Section 31 fee rate, from an average rate of $20.52 per million dollars of covered sales for the six months ended June 30, 2025 to an average rate of $9.97 per million dollars of covered sales for the six months ended June 30, 2026, following a rate change in May 2025 to $0 per million dollars of covered sales, which remained in effect until April 2026. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees.
Royalty Fees and Other Cost of Revenues
Royalty fees and other cost of revenues increased for the three and six months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in trading volumes of index products in the Options segment.
Revenues Less Cost of Revenues
Revenues less cost of revenues increased $144.3 million, or 25%, and $308.0 million, or 27% for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to an increase in derivatives markets revenues less cost of revenues driven by an increase in volumes traded on the Cboe options exchanges, an increase in cash and spot markets revenues less cost of revenues driven by increases in volumes traded on the Cboe U.S. equity exchanges and the Cboe European equities exchanges, and an increase in Data Vantage revenues less cost of revenues as a result of increased access and capacity fees and proprietary market data across segments.
The following summarizes the components of revenues less cost of revenues for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 (in millions, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Cash and spot markets	$141.1	$115.6	$25.5	22%	$283.8	$222.3	$61.5	28%
Data Vantage	177.8	155.1	22.7	15%	355.6	304.5	51.1	17%
Derivatives markets	412.7	316.6	96.1	30%	821.1	625.7	195.4	31%
Total revenues less cost of revenues	$731.6	$587.3	$144.3	25%	$1,460.5	$1,152.5	$308.0	27%
Cash and Spot Markets
Cash and spot markets revenues less cost of revenues increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to increases in transaction and clearing fees less liquidity payments and routing and clearing costs (“net transaction and clearing fees”) in the Europe and Asia Pacific, North American Equities, and Global FX segments. Net transaction and clearing fees increased primarily due to a 50% increase in net capture per one hundred touched shares on Cboe U.S. equity exchanges due to pricing changes implemented from late second quarter through the third quarter of 2025, a 13% increase in Cboe European equities matched ADNV, a 21% increase in Cboe Clear Europe net settlement volume, and an 8% increase in Global FX ADNV.
Cash and spot markets revenues less cost of revenues increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to increases in net transaction and clearing fees in the Europe and Asia Pacific, North American Equities, and Global FX segments. Net transaction and clearing fees increased primarily due to a 19% increase in Cboe European equities matched ADNV, an 8% increase in total matched shares on Cboe U.S. equity exchanges, a 21% increase in Global FX ADNV, and a 22% increase in Cboe Clear Europe net settlement volume.
Data Vantage
Data Vantage revenues less cost of revenues increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increases in logical port fees and physical port fees in the Options, North American Equities, and Europe and Asia Pacific segments, driven by increased customer demand. Proprietary market data fees increased primarily due to increases in customer demand for existing data products as a result of increased new unit sales and a strong contribution from new product sales, complementing continued demand for access to our markets and a durable and growing international contribution.
Derivatives Markets
Derivatives markets revenues less cost of revenues increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in net transaction and clearing fees driven by a 32% increase in index options ADV and a 24% increase in multi-listed options ADV, partially offset by an increase in royalty fees as a result of increased trading volumes of index products in the Options segment.
Derivatives markets revenues less cost of revenues increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in net transaction and clearing fees driven by a 31% increase in index options ADV and a 14% increase in multi-listed options ADV, partially offset by an increase in royalty fees as a result of increased trading volumes of index products in the Options segment.
Operating Expenses
Total operating expenses for the three and six months ended June 30, 2026 compared to the same periods in 2025 increased $7.4 million, or 3%, and $19.4 million, or 4%, respectively, primarily due to an increase in compensation and benefits, partially offset by a decrease in impairment of assets.

The following summarizes changes in operating expenses for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 (in millions, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Compensation and benefits	$154.7	$127.9	$26.8	21%	$282.6	$244.1	$38.5	16%
Depreciation and amortization	28.1	29.9	(1.8)	(6)%	57.6	60.2	(2.6)	(4)%
Technology support services	26.2	26.7	(0.5)	(2)%	53.8	52.3	1.5	3%
Professional fees and outside services	22.4	24.8	(2.4)	(10)%	40.7	45.6	(4.9)	(11)%
Travel and promotional expenses	13.2	8.2	5.0	61%	21.2	14.6	6.6	45%
Facilities costs	6.1	7.0	(0.9)	(13)%	12.3	13.2	(0.9)	(7)%
Acquisition-related costs	—	—	—	*	—	0.2	(0.2)	(100)%
Impairment of assets	—	17.1	(17.1)	(100)%	—	17.1	(17.1)	(100)%
Other expenses	4.9	6.6	(1.7)	(26)%	10.7	12.2	(1.5)	(12)%
Total operating expenses	$255.6	$248.2	$7.4	3%	$478.9	$459.5	$19.4	4%
___________________________
*Not meaningful

Compensation and Benefits
Compensation and benefits increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to a $19.2 million increase in severance related to the Company's strategic realignment and a $4.0 million increase in accrued bonuses as a result of strong Company performance.
Compensation and benefits increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to a $19.7 million increase in severance related to the Company's strategic realignment, a $6.8 million increase in accrued bonuses as a result of strong Company performance, and a $4.5 million increase in equity compensation related to executive transitions.
Depreciation and Amortization
Depreciation and amortization decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to declines in amortization under the discounted cash flow method for the intangibles acquired in the Merger, partially offset by an increase in depreciation for servers, networking equipment, and leasehold improvements.
Technology Support Services
Technology support services decreased for the three months ended June 30, 2026 compared to the same period in 2025 due to a decrease in software-related expenses for Cboe Clear Europe, data center services, and network and phone connectivity expenses, partially offset by an increase in artificial intelligence and cloud services expenses.
Technology support services increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to acceleration of certain technology support services as a result of the CEDX wind down.
Professional Fees and Outside Services
Professional fees and outside services decreased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to a decrease in regulatory costs related to CAT expenses, partially offset by increases in contract services, legal fees, and consulting fees.
Professional fees and outside services decreased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to a decrease in regulatory costs related to CAT expenses, partially offset by increases in contract services, legal fees, and recruiting fees.
Travel and Promotional Expenses
Travel and promotional expenses increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to increases in marketing and advertising expenses.

Facilities Costs
Facilities costs decreased for the three and six months ended June 30, 2026 compared to the same period in 2025 primarily due to a decrease in office rent related to the termination of the Lenexa, Kansas office lease, which had temporarily overlapped with the new Overland Park, Kansas office lease.
Acquisition-Related Costs
Acquisition-related costs had no change for the three months ended June 30, 2026 compared to the same period in 2025 and decreased for the six months ended June 30, 2026 primarily due to a decrease in retention-related compensation costs associated with prior acquisitions.
Impairment of Assets
Impairment of assets decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to the impairment of intangible assets charge of $17.1 million related to Cboe Japan during the three and six months ended June 30, 2025.
Other Expenses
Other expenses decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to a decrease in bad debt expense.
Operating Income
As a result of the items above, operating income for the three months ended June 30, 2026 was $476.0 million, compared to operating income of $339.1 million for the three months ended June 30, 2025, an increase of $136.9 million.
As a result of the items above, operating income for the six months ended June 30, 2026 was $981.6 million, compared to operating income of $693.0 million for the six months ended June 30, 2025, an increase of $288.6 million.
Interest Expense
Interest expense increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to an increase in Cboe Clear Europe commitment fees on the Cboe Clear Europe Credit Facility.
Interest Income
Interest income increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to income from U.S. Treasury bills as a result of additional investments of cash and cash equivalents on higher average cash and cash equivalent balances.
Earnings (Loss) on Investments, Net
Earnings (loss) on investments, net increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to a $9.5 million increase in the value of the Company's minority equity ownership interest in Eris Innovations as a result of its latest investment round, which the Company did not participate in, a $3.6 million loss recorded during the three months ended June 30, 2025 in the Company's investment in 7Ridge Fund which did not recur in 2026, as well as a $1.2 million increase in gains from the non-qualified deferred compensation plan.
Earnings (loss) on investments, net increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to a $9.5 million increase in the value of the Company's minority equity ownership interest in Eris Innovations as a result of its latest investment round, which the Company did not participate in, a $6.6 million loss recorded during the six months ended June 30, 2025 in the Company's investment in 7Ridge Fund which did not recur in 2026, and a $1.1 million increase in gains from the non-qualified deferred compensation plan.
Other Income (Expense), Net
Other income (expense), net increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to foreign transaction gains.

Other income (expense), net increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in dividend income from the Company's minority ownership of Vest Group Inc. and an improvement in foreign transaction gains.
Income Before Income Tax Provision
As a result of the above, income before income tax provision for the three months ended June 30, 2026 was $494.7 million, compared to income before income tax provision of $334.6 million for the three months ended June 30, 2025, an increase of $160.1 million.
As a result of the above, income before income tax provision for the six months ended June 30, 2026 was $1,010.2 million, compared to income before income tax provision of $684.8 million for the six months ended June 30, 2025, an increase of $325.4 million.
Income Tax Provision
The effective tax rate from continuing operations was 28.6% and 29.7% for the three months ended June 30, 2026 and 2025, respectively, and 26.9% and 29.1% for the six months ended June 30, 2026 and 2025, respectively. The lower effective tax rate for the three and six months ended June 30, 2026 was primarily due to the resolution of uncertain tax positions with state and local taxing authorities.
Net Income
As a result of the items above, net income for the three months ended June 30, 2026 was $353.1 million, compared to net income of $235.1 million, for the three months ended June 30, 2025, an increase of $118.0 million.
As a result of the items above, net income for the six months ended June 30, 2026 was $738.8 million, compared to net income of $485.7 million, for the six months ended June 30, 2025, an increase of $253.1 million.

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
The following summarizes our total revenues by segment (in millions, except percentages):

Total revenues by segment
(in millions)
$3,000.0
$2,500.0
$2,000.0
$1,500.0
$1,000.0
$500.0
$—
$2,715.6
$58.9
$237.2
$935.7
$72.3
$1,411.5
$2,368.5
$46.3
$192.1
$901.9
$67.8
$1,160.4
YTD 2026
YTD 2025
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

	Three Months Ended June 30,		Percent Change	Percentage of Total Revenues		Six Months Ended June 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended June 30,					Six Months Ended June 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Options	$743.1	$575.8	29%	52%	49%	$1,411.5	$1,160.4	22%	52%	49%
North American Equities	520.0	441.8	18%	36%	38%	935.7	901.9	4%	34%	38%
Europe and Asia Pacific	117.8	99.0	19%	8%	8%	237.2	192.1	23%	9%	8%
Futures	33.4	32.5	3%	2%	3%	72.3	67.8	7%	3%	3%
Global FX	28.5	24.4	17%	2%	2%	58.9	46.3	27%	2%	2%
Total revenues	$1,442.8	$1,173.5	23%	100%	100%	$2,715.6	$2,368.5	15%	100%	100%

The following summarizes our revenues less cost of revenues by segment (in millions, except percentages):

Total revenues less cost of revenues by segment
(in millions)
$1,705.0
$1,550.0
$1,395.0
$1,240.0
$1,085.0
$930.0
$775.0
$620.0
$465.0
$310.0
$155.0
$—
$1,460.5
$57.0
$169.7
$225.9
$66.4
$941.5
$1,152.5
$44.9
$134.5
$193.0
$62.9
$717.2
YTD 2026
YTD 2025
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

			Percent Change	Percentage of Total Revenues Less Cost of Revenues				Percent Change	Percentage of Total Revenues Less Cost of Revenues
	Three Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Options	$473.9	$364.8	30%	65%	62%	$941.5	$717.2	31%	64%	62%
North American Equities	114.7	98.4	17%	16%	17%	225.9	193.0	17%	15%	17%
Europe and Asia Pacific	84.8	70.4	20%	11%	12%	169.7	134.5	26%	12%	12%
Futures	30.6	30.1	2%	4%	5%	66.4	62.9	6%	5%	5%
Global FX	27.6	23.6	17%	4%	4%	57.0	44.9	27%	4%	4%
Total revenues less cost of revenues	$731.6	$587.3	25%	100%	100%	$1,460.5	$1,152.5	27%	100%	100%

Options
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin for our Options segment (in millions, except percentages):

	Three Months Ended June 30,		Percent Change	Percentage of Total Revenues		Six Months Ended June 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended June 30,					Six Months Ended June 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$473.9	$364.8	30%	64%	63%	$941.5	$717.2	31%	67%	62%
Operating expenses	132.9	104.9	27%	18%	18%	240.9	199.4	21%	17%	17%
Operating income	$341.0	$259.9	31%	46%	45%	$700.6	$517.8	35%	50%	45%
Operating margin	72.0%	71.2%	*	*	*	74.4%	72.2%	*	*	*
Adjusted Operating EBITDA (1)	$365.3	$266.9	37%	49%	46%	$733.0	$531.7	38%	52%	46%
Adjusted Operating EBITDA margin (2)	77.1%	73.2%	*	*	*	77.9%	74.1%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of operating income to adjusted operating EBITDA, and management’s reasons for using such non-GAAP measures.
(2)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $109.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in net transaction and clearing fees driven by a 32% increase in index options ADV and a 24% increase in multi-listed options ADV. For the three months ended June 30, 2026, operating income for the Options segment increased $81.1 million compared to the three months ended June 30, 2025 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $28.0 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in compensation and benefits and travel and promotional expenses.
Revenues less cost of revenues increased $224.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in net transaction and clearing fees driven by a 31% increase in index options ADV and a 14% increase in multi-listed options ADV. For the six months ended June 30, 2026, operating income for the Options segment increased $182.8 million compared to the six months ended June 30, 2025 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $41.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in compensation and benefits and travel and promotional expenses.

North American Equities
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin for our North American Equities segment (in millions, except percentages):

	Three Months Ended June 30,		Percent Change	Percentage of Total Revenues		Six Months Ended June 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended June 30,					Six Months Ended June 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$114.7	$98.4	17%	22%	22%	$225.9	$193.0	17%	24%	21%
Operating expenses	48.6	51.1	(5)%	9%	12%	93.3	101.3	(8)%	10%	11%
Operating income	$66.1	$47.3	40%	13%	11%	$132.6	$91.7	45%	14%	10%
Operating margin	57.6%	48.1%	*	*	*	58.7%	47.5%	*	*	*
Adjusted Operating EBITDA (1)	$80.1	$58.9	36%	15%	13%	$158.3	$115.4	37%	17%	13%
Adjusted Operating EBITDA margin (2)	69.8%	59.9%	*	*	*	70.1%	59.8%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of operating income to adjusted operating EBITDA, and management’s reasons for using such non-GAAP measures.
(2)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $16.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to a 50% increase in net capture per one hundred touched shares on Cboe U.S. equity exchanges due to pricing changes implemented from late second quarter through the third quarter of 2025, coupled with an increase in access and capacity fees and market data revenue. For the three months ended June 30, 2026, operating income for the North American Equities segment increased $18.8 million compared to the three months ended June 30, 2025 primarily due to an increase in revenues less cost of revenues, coupled with a decrease in operating expenses. Operating expenses decreased $2.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to decreases in professional fees and outside services.
Revenues less cost of revenues increased $32.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in net transaction and clearing fees driven by an 8% increase in total matched shares on Cboe U.S. equity exchanges, coupled with an increase in access and capacity fees and market data revenue. For the six months ended June 30, 2026, operating income for the North American Equities segment increased $40.9 million compared to the six months ended June 30, 2025 primarily due to an increase in revenues less cost of revenues, coupled with a decrease in operating expenses. Operating expenses decreased $8.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to decreases in professional fees and outside services.

Europe and Asia Pacific
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin for our Europe and Asia Pacific segment (in millions, except percentages):

	Three Months Ended June 30,		Percent Change	Percentage of Total Revenues		Six Months Ended June 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended June 30,					Six Months Ended June 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$84.8	$70.4	20%	72%	71%	$169.7	$134.5	26%	72%	70%
Operating expenses	43.2	65.6	(34)%	37%	66%	88.4	107.7	(18)%	37%	56%
Operating income	$41.6	$4.8	767%	35%	5%	$81.3	$26.8	203%	34%	14%
Operating margin	49.1%	6.8%	*	*	*	47.9%	19.9%	*	*	*
Adjusted Operating EBITDA (1)	$49.3	$30.0	64%	42%	30%	$99.2	$59.9	66%	42%	31%
Adjusted Operating EBITDA margin (2)	58.1%	42.6%	*	*	*	58.5%	44.5%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of operating income to adjusted operating EBITDA, and management’s reasons for using such non-GAAP measures.
(2)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $14.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in net transaction and clearing fees driven by a 13% increase in Cboe European Equities matched ADNV, coupled with a 21% increase in Cboe Clear Europe net settlement volume. For the three months ended June 30, 2026, operating income for the Europe and Asia Pacific segment increased $36.8 million compared to the three months ended June 30, 2025 primarily due to a decrease in operating expenses, coupled with an increase in revenues less cost of revenues. Operating expenses decreased $22.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to a decrease in impairment of assets.
Revenues less cost of revenues increased $35.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in net transaction and clearing fees driven by a 19% increase in Cboe European Equities matched ADNV, coupled with a 22% increase in Cboe Clear Europe net settlement volume. For the six months ended June 30, 2026, operating income for the Europe and Asia Pacific segment increased $54.5 million compared to the six months ended June 30, 2025 primarily due to an increase in revenues less cost of revenues, coupled with a decrease in operating expenses. Operating expenses decreased $19.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a decrease in impairment of assets.

Futures
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin for our Futures segment (in millions, except percentages):

	Three Months Ended June 30,		Percent Change	Percentage of Total Revenues		Six Months Ended June 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended June 30,					Six Months Ended June 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$30.6	$30.1	2%	92%	93%	$66.4	$62.9	6%	92%	93%
Operating expenses	14.5	13.0	12%	43%	40%	26.2	25.2	4%	36%	37%
Operating income	$16.1	$17.1	(6)%	48%	53%	$40.2	$37.7	7%	56%	56%
Operating margin	52.6%	56.8%	*	*	*	60.5%	59.9%	*	*	*
Adjusted Operating EBITDA (1)	$18.3	$17.7	3%	55%	54%	$43.1	$39.2	10%	60%	58%
Adjusted Operating EBITDA margin (2)	59.8%	58.8%	*	*	*	64.9%	62.3%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of operating income to adjusted operating EBITDA, and management’s reasons for using such non-GAAP measures.
(2)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $0.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in market data fees. For the three months ended June 30, 2026, operating income for the Futures segment decreased $1.0 million compared to the three months ended June 30, 2025 primarily due to an increase in operating expenses, partially offset by an increase in revenues less cost of revenues. Operating expenses increased $1.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in travel and promotional expenses and professional fees and outside services.
Revenues less cost of revenues increased $3.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in net transaction and clearing fees as a result of an 8% increase in ADV. For the six months ended June 30, 2026, operating income for the Futures segment increased $2.5 million compared to the six months ended June 30, 2025 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $1.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in travel and promotional expenses.

Global FX
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin for our Global FX segment (in millions, except percentages):

	Three Months Ended June 30,		Percent Change	Percentage of Total Revenues		Six Months Ended June 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended June 30,					Six Months Ended June 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$27.6	$23.6	17%	97%	97%	$57.0	$44.9	27%	97%	97%
Operating expenses	12.1	11.1	9%	42%	45%	23.7	22.1	7%	40%	48%
Operating income	$15.5	$12.5	24%	54%	51%	$33.3	$22.8	46%	57%	49%
Operating margin	56.2%	53.0%	*	*	*	58.4%	50.8%	*	*	*
Adjusted Operating EBITDA (1)	$18.6	$15.2	22%	65%	62%	$39.0	$28.4	37%	66%	61%
Adjusted Operating EBITDA margin (2)	67.4%	64.4%	*	*	*	68.4%	63.3%	*	*	*
___________________________
*Not meaningful
(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of operating income to adjusted operating EBITDA, and management’s reasons for using such non-GAAP measures.
(2)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $4.0 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in net transaction and clearing fees driven by an 8% increase in ADNV. For the three months ended June 30, 2026, operating income for the Global FX segment increased $3.0 million compared to the three months ended June 30, 2025 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $1.0 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in compensation and benefits, partially offset by a decrease in depreciation and amortization.
Revenues less cost of revenues increased $12.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in net transaction and clearing fees driven by a 21% increase in ADNV. For the six months ended June 30, 2026, operating income for the Global FX segment increased $10.5 million compared to the six months ended June 30, 2025 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $1.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in compensation and benefits, partially offset by a decrease in depreciation and amortization.

Liquidity and Capital Resources
Below are charts that reflect elements of our capital allocation. “YTD” represents the six month periods ended June 30, 2026 and 2025, respectively:
We expect our cash on hand at June 30, 2026 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility, and potential participation in future financing transactions to obtain additional capital, will meet our cash needs to fund our operations, capital expenditures, interest and principal payments on debt, any dividends, potential strategic acquisitions, to cover any adjustments arising from tax examinations, and opportunities for common stock repurchases under the previously announced program. See Note 10 (“Debt”) of the condensed consolidated financial statements for further information.
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
The Cboe Clear Europe Credit Facility is expected to terminate within the next year and we may not be able to enter into a replacement facility on commercially reasonable terms, or at all. Please refer to Note 10 (“Debt”) for further information.
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
Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments, including certain short-term repurchase agreements, U.S. and UK Treasury securities, and money market funds, with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of June 30, 2026 increased $59.7 million from December 31, 2025, primarily due to the results of operations and the change in the Section 31 fees payable, partially offset by the change in accounts payable and accrued liabilities as a result of the resolution of uncertain tax positions with state and local taxing authorities, the change in accounts receivable driven by increased revenues, cash dividends on common stock, purchases of available-for-sale financial investments, purchases of common stock, and purchases of property and equipment, data processing software, and leasehold improvements, net. See “Cash Flow” below for further discussion.
Our cash and cash equivalents held outside of the United States in various foreign subsidiaries, including cash and cash equivalents within assets held for sale, totaled $469.9 million and $424.4 million as of June 30, 2026 and December 31, 2025, respectively. The remaining balance was held in the United States and totaled $1,876.6 million and $1,792.1 million as of June 30, 2026 and December 31, 2025, respectively. Management has designated the earnings of certain foreign subsidiaries as indefinitely reinvested. Accordingly, cash held by those subsidiaries is not assumed to be available for repatriation absent a change in management’s intent. Cash distributions from foreign subsidiaries, when made, are evaluated on a subsidiary‑specific basis.
Our financial investments include deferred compensation plan assets, as well as investments with original or acquired maturities longer than three months, that mature in less than one year from the balance sheet date and are recorded at fair value. As of June 30, 2026 and December 31, 2025, financial investments primarily consisted of U.S. Treasury securities and deferred compensation plan assets.
Cash Flow
The following table summarizes our cash flow data for the six months ended June 30, 2026 and 2025, respectively (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash flows provided by operating activities	$1,456.8	$1,246.6
Net cash flows used in investing activities	(124.6)	(136.6)
Net cash flows used in financing activities	(251.8)	(218.3)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(25.9)	299.4
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$1,054.5	$1,191.1

	As of June 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$2,276.2	$1,256.3
Cash and cash equivalents (included in assets held for sale)	70.3	—
Restricted cash and cash equivalents (included in margin deposits, default fund, and interoperability fund)	2,538.5	1,668.5
Restricted cash and cash equivalents (included in assets held for sale)	6.1	—
Restricted cash and cash equivalents (included in other current assets)	28.4	30.2
Customer bank deposits (included in margin deposits, default fund, and interoperability fund)	3.8	1.9
Total	$4,923.3	$2,956.9
Net Cash Flows Provided by Operating Activities
During the six months ended June 30, 2026, net cash provided by operating activities was $718.0 million higher than net income. The variance is primarily attributable to the change in margin deposits, default fund, and interoperability fund related to Cboe Clear Europe and customer bank deposits of $943.2 million, the change in Section 31 fees payable of $155.3 million, depreciation and amortization expense of $57.6 million, and the adjustment for the provision for deferred income taxes of $53.0 million, partially offset by the change in accounts payable and accrued liabilities of $282.0 million and the change in accounts receivable of $195.7 million for the six months ended June 30, 2026.

Net cash flows provided by operating activities were $1,456.8 million and $1,246.6 million for the six months ended June 30, 2026 and 2025, respectively. The change in net cash flows provided by operating activities was primarily due to the change in the margin deposits, default fund, and interoperability fund related to Cboe Clear Europe and customer bank deposits, an increase in net income, and the change in provision (benefit) for deferred income taxes, partially offset by the change in accounts payable and accrued liabilities, the change in accounts receivable, and the change in income taxes payable for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Net Cash Flows Used In Investing Activities
Net cash flows used in investing activities were $124.6 million and $136.6 million for the six months ended June 30, 2026 and 2025, respectively. The change in net cash flows used in investing activities was primarily due to a decrease in the purchases of available-for-sale financial investments, partially offset by a decrease in the proceeds from maturities of available-for-sale financial investments and an increase in the purchases of property and equipment, data processing software, and leasehold improvements, net for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $251.8 million and $218.3 million for the six months ended June 30, 2026 and 2025, respectively. The change in net cash flows used in financing activities was primarily attributable to increases in cash dividends on common stock, purchases of common stock, including commissions and excise taxes, and repurchases of common stock from employee stock plans for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Financial Assets
The following summarizes our financial assets, excluding margin deposits, default fund, and interoperability fund as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$2,276.2	$2,216.5
Cash and cash equivalents (included in assets held for sale)	70.3	—
Financial investments	114.5	36.1
Less deferred compensation plan assets	(40.0)	(35.8)
Less cash collected for Section 31 fees	(74.2)	—
Adjusted cash (1)	$2,346.8	$2,216.8
___________________________
(1)Adjusted cash is a non-GAAP measure and represents cash and cash equivalents, including cash and cash equivalents within assets held for sale, plus financial investments, minus deferred compensation plan assets and cash collected for Section 31 fees. We have presented adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors, and other interested parties in the evaluation of companies.
Debt
The following summarizes our debt obligations as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
3.650% Senior Notes	$650.0	$650.0
1.625% Senior Notes	500.0	500.0
3.000% Senior Notes	300.0	300.0
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Less unamortized discount and debt issuance costs	(6.2)	(7.1)
Total debt	$1,443.8	$1,442.9
As of June 30, 2026 and December 31, 2025, the Company was in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of June 30, 2026, we had an additional $400.0 million available through our Revolving Credit Facility, with the ability to borrow another $200.0 million by increasing the commitments under the facility, subject to the agreement of the applicable lenders. Together with adjusted cash, we had approximately $2.7 billion available to fund our operations, capital expenditures, potential acquisitions, debt repayments, and any dividends, net of minimum regulatory capital requirements of $196.9 million, which are subject to potential applicable regulatory restrictions and approvals and potential associated tax costs.
The Cboe Clear Europe Credit Facility is expected to terminate within the next year and we may not be able to enter into a replacement facility on commercially reasonable terms, or at all. The 3.650% Senior Notes mature in January 2027 and we may not be able to refinance, should we elect to, on commercially reasonable terms, or at all. Please refer to Note 10 (“Debt”) for further information.
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
Share Repurchase Program
In 2011, the Board of Directors approved an initial authorization of $100 million for the Company to repurchase shares of its outstanding common stock and subsequently approved additional authorizations for a total authorization of $2.3 billion. The program permits the Company to purchase shares through a variety of methods, including in the open market, through established trading plans, or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. Share repurchases are recorded as the Company's treasury stock and are ultimately retired, or they are available to be redistributed.
Under the program, for the three months ended June 30, 2026, the Company repurchased 127,015 shares of its common stock at an average cost per share of $256.61, totaling $32.6 million. Since inception of the program through June 30, 2026, the Company has repurchased 21,351,942 shares of common stock at an average cost per share of $82.58, for a total value of $1.8 billion.
As of June 30, 2026, the Company had $536.8 million of availability remaining under its existing share repurchase authorizations.
Commercial Commitments and Contractual Obligations
As of June 30, 2026, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our current and long-term debt outstanding, contingent considerations, software development activities, and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 10 (“Debt”) for a discussion of the outstanding debt, Note 12 (“Clearing Operations”) for information on Cboe Clear Europe's and Cboe Clear U.S.’s clearinghouse exposure guarantees, and Note 22 (“Leases”) for a discussion of operating leases and equipment leases.
Guarantees
We use Wedbush Securities, Inc. ("Wedbush"), and Morgan Stanley & Co. LLC ("Morgan Stanley") to clear our routed equities transactions for the Cboe U.S. equity exchanges. Wedbush and Morgan Stanley guarantee the trade until the trade has been submitted to and validated by the National Securities Clearing Corporation ("NSCC"), after which time NSCC provides a guarantee until the trade settles. Thus, Cboe Trading is potentially exposed to credit risk to the counterparty from an equity trade routed to another market center until the trade has been processed and validated by the NSCC on the trade date. The BIDS Trading ATS platform delivers matched trades to BofA Securities, Inc. (“BOA”), which delivers the matched trades to the NSCC, with the exception of trades for BIDS ATS subscribers that also clear through BOA for which BIDS relies on the subscriber submitting the trades to BOA. BOA guarantees the trade until one day after the trade date, after which time the NSCC provides a guarantee until the trade settles. In the case of failure to perform on the part of Wedbush or Morgan Stanley on routed transactions for the Cboe U.S. equity exchanges, we provide the guarantee to the counterparty to the trade. In the case of failure to perform on the part of BOA on transactions for the BIDS Trading ATS platform, BIDS has obligations to the counterparties to satisfy the trades.

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
In the six months ended June 30, 2026, there were no significant changes to our critical accounting estimates from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.
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
Foreign Currency Exchange Rate Risk
Our operations in Europe, Canada, and Asia Pacific are subject to increased currency translation risk as revenues and expenses are denominated in foreign currencies, primarily the Euro, British pound, Canadian dollar, and Australian dollar. We also have de minimis exposure to other foreign currencies, including the Japanese yen, Singapore dollar and Philippine peso.

For the three and six months ended June 30, 2026, our exposure to foreign-denominated revenues less cost of revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
	Euros (1)	British Pounds (1)	Canadian Dollars (1)	Australian Dollars (1)	Euros (1)	British Pounds (1)	Canadian Dollars (1)	Australian Dollars (1)
Foreign denominated % of:
Revenues less cost of revenues	7.4%	3.2%	1.3%	1.2%	7.3%	3.2%	1.3%	1.2%
Operating expenses	7.2%	10.3%	2.4%	2.9%	8.1%	10.5%	2.7%	3.1%
Impact of 10% adverse currency fluctuation on:
Revenues less cost of revenues	$5.4	$2.3	$0.9	$0.9	$10.7	$4.6	$1.9	$1.7
Operating expenses	1.8	2.6	0.6	0.7	3.9	5.0	1.3	1.5
___________________________
(1)An average foreign exchange rate to the U.S. dollar for the period was used. See Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the table summarizing the changes in certain operational and financial metrics for more information.
Equity Risk
Our investment in European, Canadian, and Asia Pacific operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European businesses are denominated in British pounds or Euros. The assets and liabilities of our Canadian businesses are denominated in Canadian dollars. The assets and liabilities of our Asia Pacific businesses are denominated in Australian dollars, Japanese yen, Singapore dollars, or Philippine pesos. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The Company is currently subject to increased equity risk for its assets and liabilities held for sale which are denominated in Australian dollars and Canadian dollars. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income, net within stockholders' equity on our condensed consolidated balance sheet.
Our primary exposure to this equity risk as of June 30, 2026 is presented by foreign currency in the following table (in millions):

	Euros (1)	British Pounds (1)	Canadian Dollars (1)	Australian Dollars (1)
Net equity investment, by foreign currency	$239.0	$640.5	$180.6	$135.5
Impact on consolidated equity of a 10% adverse currency fluctuation	23.9	64.1	18.1	13.5
___________________________
(1)Converted to U.S. dollars using the foreign exchange rate of Euros per U.S. dollar, British pounds per U.S. dollar, Canadian dollars per U.S. dollar, and Australian dollars per U.S. dollar, respectively, as of June 30, 2026.
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
We do not have counterparty credit risk with respect to trades matched on our exchanges in the U.S., Canada, Europe, and Australia. With respect to listed equities, we deliver matched trades of our customers to the NSCC without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all equity transactions occurring on BZX, BYX, EDGX and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options and futures, we deliver touched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, and EDGX, and on transactions in CFE futures products cleared by OCC and, as such, guarantees clearance and settlement of those matched options and futures trades. Additionally, for CFE futures products cleared by Cboe Clear U.S., we deliver matched trades of our customers to Cboe Clear U.S., which acts as a central counterparty to these transactions. With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on Cboe Canada and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. The BIDS Trading ATS platform delivers matched trades to BOA, which delivers the matched trades to the NSCC, with the exception of trades for BIDS ATS subscribers that also clear through BOA for which BIDS relies on the subscriber submitting the trades to BOA. BOA guarantees the trade until the trade has been submitted to and validated by the NSCC, after which time NSCC provides a guarantee until the trade settles. Thus, BIDS Trading is potentially exposed to credit risk from the counterparty to an equity trade routed to another market center until the trade has been processed and validated by the NSCC on the trade date. With respect to Australian equities and derivatives, we deliver matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acts as a central counterparty on all transactions occurring on Cboe Australia and, as such, guarantees clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we formerly delivered matched trades of our customers to the Japanese Securities Clearing Corporation, which acted as a central counterparty on all transactions that occurred on Cboe Japan and, as such, guaranteed clearance and settlement on all of our matched trades in Japan.
With respect to orders Cboe Trading routes to other markets for execution on behalf of our Exchanges, Cboe Trading is exposed to some counterparty credit risk in the case of failure to perform on the part of our routing and clearing firms that are involved in processing equities and options transactions on our behalf: Wedbush, BOA, Morgan Stanley, The Goldman Sachs Group, Inc., Wolverine Execution Services, LLC, and Instinet, LLC, as well as failure on the part of such brokers to pass back any transactional rebates. Morgan Stanley and Wedbush guarantee trades until the trade has been submitted to and validated by NSCC, after which time NSCC provides a guarantee until the trade settles (T+1). Thus, Cboe Trading is potentially exposed to credit risk from the counterparty to a trade routed to another market center until the trade has been processed and validated by the NSCC in the event that Morgan Stanley or Wedbush fails to perform. The BIDS Trading ATS platform is potentially exposed to limited counterparty risk on equities trades executed on the platform because all trades are transmitted to BOA on the trade date in real-time, and BOA immediately transmits them to the NSCC, after which time NSCC provides a guarantee until the trade settles (T+1), with the exception of trades for BIDS ATS subscribers that also clear through BOA for which BIDS relies on the subscriber submitting the trades to BOA. With respect to U.S. government securities transactions, we use ABN and/or Mirae to deliver matched trades to FICC GSD without taking on counterparty risk for those trades. FICC GSD acts as a central counterparty on all U.S. government securities transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all those matched trades. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the condensed consolidated financial statements for these guarantees.
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
The Company is exposed to further credit and investment risk through our clearing operations. Cboe Clear Europe holds material amounts of clearing member collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as liquidity and market risks. Cboe Clear U.S. holds amounts of clearing member collateral in the form of cash. The following is a summary of the risks associated with these deposits and how these risks are mitigated:
•Credit Risk - Credit risk relates predominantly to the event a clearing member fails to meet a financial or contractual obligation, but also relates to the event custodians and settlement banks default. Cboe Clear Europe attempts to mitigate this risk through minimum participant requirements for existing clearing members and SFT's special clearing members and monitoring their financial health. To cover potential loss to Cboe Clear Europe in the event of a clearing member default, collateral is required from clearing members. Besides potential defaults of clearing members, the main credit risk faced by the clearinghouse is exposure to clearing members when a trade fails to settle. To help mitigate this risk, a fail fee is charged to discourage late settlements. This fee covers Cboe Clear Europe’s costs but also acts as a deterrent as required by applicable settlement efficiency regulation. Cboe Clear U.S. sets minimum financial requirements on custodians, settlement banks and any clearing member that may expose the clearinghouse to credit risk. The financial strength of custodians, settlement banks and such clearing members is monitored routinely. Furthermore, Cboe Clear U.S. requires clearing members to post full or margined collateral, depending on the product eligible for clearing and their trading activities are subject to pre-trade checks on CFE. As of June 30, 2026, Cboe Clear U.S. only clears margined products. Cboe Clear U.S. does not expect a material loss concerning credit risk on any clearing member, custodian, or settlement bank.
•Liquidity Risk – Liquidity risk is the risk Cboe Clear Europe may not be able to meet its payment obligations in the right currency, in the right place and at the right time. To help mitigate this risk, Cboe Clear Europe monitors its liquidity requirements closely and maintains funds and assets in a manner which attempts to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, holding funds with a central bank where possible or making only short-term investments serves to help reduce liquidity risks. Liquidity is mainly required for securities settlement. The payment and settlement obligations generally stem from the function of Cboe Clear Europe as a cash equity clearinghouse: shares are bought and sold by clearing members on a trading platform or OTC, and netted to settle two days later. During the settlement, the actual payment for and delivery of the shares take place, which requires intraday liquidity. If counterparties that receive shares against payment are unable to settle, an overnight liquidity need arises. The overnight liquidity is typically very short term, and is usually limited to a few days. Cboe Clear U.S. monitors its liquidity requirements closely and maintains funds and assets in a manner which attempts to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, only allowing highly liquid USD denominated assets to be posted as collateral, or other highly liquid USD denominated assets as the clearinghouse may approve. Cboe Clear U.S. may not be able to meet its payment obligations in a timely manner in the event of delay in payment or default by a clearing member.
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
•Market Risk – Cboe Clear Europe is also exposed to market risk in the event that a clearing member defaults and the market prices of the securities in its open positions have moved adversely so the clearinghouse can only close out the clearing member's obligations at a loss. To help mitigate market risk, Cboe Clear Europe collects collateral on an end of day and intraday basis from clearing members, together with contributions to the default fund to cover losses from a clearing member default. Adverse movements in exchange rates affecting the value of obligations and collateral are factored into the calculation of the amount of collateral to be collected. Cboe Clear U.S. is also exposed to market risk in the event that a clearing member defaults and the market prices of its open positions have moved adversely so the clearinghouse can only close out the member's obligations at a loss or the clearing member has already realized trading losses in excess of the collateral at the time of default or the combination of the two. Cboe Clear U.S. collects collateral on an end of day and intraday basis from clearing members that are clearing margin eligible futures contracts. Cboe Clear U.S. only allows collateral in USD at this time. Cboe Clear U.S. maintains pre-funded resources to cover probable losses during normal market conditions due to default of clearing members.
•Investment Risk – Cboe Clear Europe, as of June 30, 2026, held $2.5 billion of clearing member margin deposits, default fund, and interoperability fund which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. In the event that a sovereign government or reverse repurchase agreement counterparty defaults, the value we hold as collateral might not be sufficient to cover our capital requirements in the event of defaults. While Cboe Clear Europe seeks to achieve a reasonable rate of return which may generate interest income for clearing members, Cboe Clear Europe is primarily concerned with preservation of capital and managing the risks associated with these deposits. As Cboe Clear Europe passes on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. While Cboe Clear Europe has policies and procedures that strive to help ensure that clearing member collateral is protected, Cboe Clear Europe cannot absolutely assure that these measures and safeguards will be sufficient to protect margin deposits, default fund, and interoperability fund from a default or that we will not be materially and adversely affected in the event of a significant default.
On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations. Any such effects to date have been minimal.

Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of June 30, 2026 and 2025, our cash and cash equivalents, cash and cash equivalents held for sale, and financial investments were $2,461.0 million and $1,463.9 million, respectively, of which $469.9 million and $257.5 million were held outside of the United States in various foreign subsidiaries in 2026 and 2025, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.
As of June 30, 2026, we had $1,443.8 million in outstanding debt, all of which relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed rate obligations. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the Cboe Clear Europe Credit Facility, as these facilities bear interest at fluctuating rates. As of June 30, 2026, there were no outstanding borrowings under our Revolving Credit Agreement or Cboe Clear Europe Credit Facility. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.
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
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during the second quarter of 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material updates during the period covered by this Form 10-Q to the Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Item 1A. of our Form 10-Q for the three months ended March 31, 2026. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share repurchase program
In 2011, the Board of Directors approved an initial authorization of $100 million for the Company to repurchase shares of its outstanding common stock and subsequently approved additional authorizations for a total authorization of $2.3 billion. The program permits the Company to purchase shares, through a variety of methods, including in the open market, through established trading plans, or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The Company repurchased 127,015 shares of its common stock under its share repurchase program during the three months ended June 30, 2026 at an average cost per share of $256.61, totaling $32.6 million, and had $536.8 million of availability remaining under its existing share repurchase authorizations as of June 30, 2026.
The table below shows the purchases of equity securities by the Company which settled during the three months ended June 30, 2026, reflecting the purchase of common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30, 2026	5,000	$279.76	5,000	$568.0
May 1 to May 31, 2026	—	—	—	568.0
June 1 to June 30, 2026	122,015	255.67	122,015	536.8
Total	127,015	$256.61	127,015
Purchase of common stock from employees
The table below reflects the acquisition of common stock by the Company in the three months ended June 30, 2026 that was not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30, 2026	—	$—
May 1 to May 31, 2026	2,324	356.46
June 1 to June 30, 2026	2,473	280.09
Total	4,797	$317.09
Use of proceeds
None.

Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Executive Officers and Directors
During the three months ended June 30, 2026, none of our directors and executive officers adopted or terminated contracts, instructions, or written plans for the purchase or sale of our securities.

Item 6. Exhibits.

Exhibit No.	Description

10.1
Amendment and Restatement Agreement, dated June 23, 2026 (to be effective as of June 26, 2026), by and among Cboe Clear Europe N.V., as borrower, Cboe Global Markets, Inc., as guarantor, Bank of America Europe Designated Activity Company, as co-ordinator and facility agent, and Citibank N.A., London Branch, as security agent, relating to a Facility Agreement originally dated July 1, 2020, by and among the same parties (as previously amended and restated by way of an amendment and restatement agreement dated July 1, 2021, June 30, 2022, June 29, 2023, June 25, 2024 (effective as of June 28, 2024) and June 24, 2025 (effective as of June 27, 2025), respectively, and as further amended and restated), incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on June 26, 2026.

10.2
Third Amended and Restated Credit Agreement, dated as of July 24, 2026, by and among Cboe Global Markets, Inc., Bank of America, N.A., as administrative agent and as swing line lender, certain lenders named therein, BofA Securities, Inc., as sole lead arranger and sole bookrunner and certain syndication agents named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34774) filed on July 28, 2026.

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
Date: July 31, 2026

	By:	/s/ Jill M. Griebenow
Jill M. Griebenow
Executive Vice President, Chief Financial Officer
Date: July 31, 2026