Form 10-Q
period 2026-09-30
Cboe Global Markets, Inc.
filed 2026-10-30
CIK 1374310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 001-34774
Cboe Global Markets, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5446972
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

433 West Van Buren Street, Suite 700S, Chicago, Illinois	60607
(Address of Principal Executive Offices)	(Zip Code)
(312) 786-5600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	CBOE	CboeBZX
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	October 23, 2026
Common Stock, par value $0.01 per share	104,330,235 shares

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
•“BZX” refers to Cboe BZX Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“C2” refers to Cboe C2 Exchange, Inc., a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“CAT” refers to the Consolidated Audit Trail.
•“Cboe Asia Pacific” refers to Cboe Asia Pacific Holdings Limited, a wholly-owned subsidiary of Cboe Global Markets, Inc.
•“Cboe Australia” refers to Cboe Australia Pty Ltd., formerly a wholly-owned subsidiary of Cboe Global Markets, Inc.
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

TRADEMARK AND OTHER INFORMATION
Cboe®, Cboe Global Markets®, Cboe Volatility Index®, Cboe Clear®, Cboe Datashop®, Cboe Digital®, Cboe Futures Exchange®, CFE®, Cboe Hanweck®, Cboe LIS®, Bats®, BIDS Trading®, BYX®, BZX®, EDGA®, EDGX®, Hybrid®, Life is Better with Options®, LiveVol®, MATCHNow®, NANO®, Options Institute®, Silexx®, VIX®, VIX1D®, and XSP® are registered trademarks, and Cboe BIDS EuropeSM, C2SM, Cboe Data VantageSM, Cboe TitaniumSM, Cboe TiSM, Cboe PlusSM, Cboe PredictsSM, Dedicated CoresSM, Mag 10SM and Magnificent 10SM are service marks of Cboe Global Markets, Inc. and its subsidiaries. Standard & Poor's®, S&P®, S&P 100®, S&P 500® and SPX® are registered trademarks and DSPXSM is a service mark of Standard & Poor's Financial Services LLC and have been licensed for use by Cboe Exchange, Inc. Dow Jones®, Dow Jones Industrial Average®, DJIA® and Dow Jones Indices are registered trademarks or service marks of Dow Jones Trademark Holdings, LLC, used under license. Russell® and the Russell index names are registered trademarks of Frank Russell Company, used under license. FTSE® and the FTSE indices are trademarks and service marks of FTSE International Limited, used under license. All other trademarks and service marks are the property of their respective owners.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except par value data and share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,662.6	$2,216.5
Financial investments	41.2	36.1
Accounts receivable, net of $5.5 allowance for credit losses at September 30, 2026 and $6.8 at December 31, 2025	500.1	391.4
Margin deposits, default fund, and interoperability fund	2,992.6	1,618.2
Income taxes receivable	97.5	67.9
Assets held for sale	169.6	—
Other current assets (includes restricted cash of $28.4 at September 30, 2026 and $34.1 at December 31, 2025)	103.4	91.3
Total current assets	6,567.0	4,421.4

Investments	39.1	32.4
Property and equipment, net	145.7	133.1
Operating lease right of use assets	100.1	111.0
Goodwill	3,048.2	3,150.5
Intangible assets, net	1,168.8	1,297.2
Other assets, net	157.7	159.7
Total assets	$11,226.6	$9,305.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$377.7	$686.9
Current portion of long-term debt	649.8	—
Section 31 fees payable	46.9	0.2
Deferred revenue	12.5	6.9
Margin deposits, default fund, and interoperability fund	2,992.6	1,618.2
Income taxes payable	0.8	50.1
Liabilities held for sale	10.5	—
Total current liabilities	4,090.8	2,362.3

Long-term debt	794.5	1,442.9
Non-current unrecognized tax benefits	24.9	15.8
Deferred income taxes	237.1	185.3
Non-current operating lease liabilities	108.0	120.9
Other non-current liabilities	44.8	39.8
Total liabilities	5,300.1	4,167.0
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value: 325,000,000 shares authorized, 104,971,941 and 104,374,451 shares issued and outstanding, respectively at September 30, 2026 and 104,654,764 and 104,647,739 shares issued and outstanding, respectively at December 31, 2025	1.0	1.0
Common stock in treasury, at cost: 597,490 shares at September 30, 2026 and 7,025 shares at December 31, 2025	(166.2)	(1.5)
Additional paid-in capital	1,617.9	1,565.1
Retained earnings	4,469.0	3,543.6
Accumulated other comprehensive income, net	4.8	30.1
Total stockholders’ equity	5,926.5	5,138.3
Total liabilities and stockholders’ equity	$11,226.6	$9,305.3
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Cash and spot markets	$511.3	$415.0	$1,573.8	$1,403.5
Data Vantage	182.6	162.1	545.5	472.9
Derivatives markets	664.9	564.6	1,955.1	1,633.8
Total revenues	1,358.8	1,141.7	4,074.4	3,510.2
Cost of revenues:
Liquidity payments	403.8	453.3	1,303.6	1,266.1
Routing and clearing	19.2	20.0	60.0	60.3
Regulatory fees cost of revenues	143.9	—	297.8	238.4
Royalty fees and other cost of revenues	79.7	62.9	240.3	187.4
Total cost of revenues	646.6	536.2	1,901.7	1,752.2
Revenues less cost of revenues	712.2	605.5	2,172.7	1,758.0
Operating expenses:
Compensation and benefits	132.7	129.2	415.3	373.3
Depreciation and amortization	27.7	30.9	85.3	91.1
Technology support services	27.9	26.6	81.7	78.9
Professional fees and outside services	24.7	21.6	65.4	67.2
Travel and promotional expenses	8.4	12.0	29.6	26.6
Facilities costs	6.2	6.4	18.5	19.6
Acquisition-related costs	—	0.2	—	0.4
Impairment of assets	1.4	4.5	1.4	21.6
Other expenses	20.4	3.8	31.1	16.0
Total operating expenses	249.4	235.2	728.3	694.7
Gain on divestiture, net	71.5	—	71.5	—
Operating income	534.3	370.3	1,515.9	1,063.3
Non-operating income (expense):
Interest expense	(13.1)	(13.3)	(39.6)	(39.0)
Interest income	22.7	14.3	58.6	34.0
Earnings on investments, net	1.6	52.7	13.7	48.3
Other income, net	9.0	6.1	16.1	8.3
Income before income tax provision	554.5	430.1	1,564.7	1,114.9
Income tax provision	126.3	129.3	397.7	328.4
Net income	428.2	300.8	1,167.0	786.5
Net income allocated to participating securities	(1.5)	(1.5)	(4.4)	(3.9)
Net income allocated to common stockholders	$426.7	$299.3	$1,162.6	$782.6
Basic earnings per share	$4.08	$2.86	$11.11	$7.47
Diluted earnings per share	4.08	2.85	11.08	7.45

Basic weighted average shares outstanding	104.5	104.6	104.6	104.7
Diluted weighted average shares outstanding	104.7	104.9	104.9	105.1
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$428.2	$300.8	$1,167.0	$786.5
Other comprehensive income (loss):
Foreign currency translation adjustments	0.1	(17.9)	(25.3)	72.9
Post-retirement benefit obligations, net of income tax	—	0.1	—	0.1
Comprehensive income	428.3	283.0	1,141.7	859.5
Net income allocated to participating securities	(1.5)	(1.5)	(4.4)	(3.9)
Comprehensive income allocated to common stockholders, net of income tax	$426.8	$281.5	$1,137.3	$855.6
See accompanying notes to condensed consolidated financial statements.

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three and Nine months ended September 30, 2026 and September 30, 2025
(unaudited)
(in millions, except per share amounts)

	Preferred stock	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2025	$—	$1.0	$(1.5)	$1,565.1	$3,543.6	$30.1	$5,138.3
Cash dividends on common stock of $0.72 per share	—	—	—	—	(75.8)	—	(75.8)
Stock-based compensation	—	—	—	12.9	—	—	12.9
Repurchases of common stock from employee stock plans	—	—	(28.5)	—	—	—	(28.5)
Purchase of common stock	—	—	(45.1)	—	—	—	(45.1)
Shares issued under employee stock purchase plan	—	—	—	5.0	—	—	5.0
Net income	—	—	—	—	385.7	—	385.7
Other comprehensive loss	—	—	—	—	—	(19.0)	(19.0)
Balance at March 31, 2026	$—	$1.0	$(75.1)	$1,583.0	$3,853.5	$11.1	$5,373.5
Cash dividends on common stock of $0.72 per share	—	—	—	—	(75.7)	—	(75.7)
Stock-based compensation	—	—	—	15.5	0.1	—	15.6
Repurchases of common stock from employee stock plans	—	—	(1.5)	—	—	—	(1.5)
Purchase of common stock	—	—	(32.8)	—	—	—	(32.8)
Net income	—	—	—	—	353.1	—	353.1
Other comprehensive loss	—	—	—	—	—	(6.4)	(6.4)
Balance at June 30, 2026	$—	$1.0	$(109.4)	$1,598.5	$4,131.0	$4.7	$5,625.8
Cash dividends on common stock of $0.86 per share	—	—	—	—	(90.2)	—	(90.2)
Stock-based compensation	—	—	—	15.0	—	—	15.0
Repurchases of common stock from employee stock plans	—	—	(0.3)	—	—	—	(0.3)
Purchase of common stock	—	—	(56.5)	—	—	—	(56.5)
Shares issued under employee stock purchase plan	—	—	—	4.4	—	—	4.4
Net income	—	—	—	—	428.2	—	428.2
Other comprehensive income	—	—	—	—	—	0.1	0.1
Balance at September 30, 2026	$—	$1.0	$(166.2)	$1,617.9	$4,469.0	$4.8	$5,926.5

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
Three and Nine months ended September 30, 2026 and September 30, 2025
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

Cboe Global Markets, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,167.0	$786.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	85.3	91.1
Provision (benefit) for deferred income taxes	65.6	(30.5)
Stock-based compensation expense	43.5	38.7
Provision for credit losses	13.4	0.5
Impairment of assets	1.4	21.6
Gain on divestiture, net	(71.5)	—
Equity earnings on investments	(1.9)	(39.0)
Gain on minority investments	(9.9)	(14.5)
Other loss (gain) adjustments, net	0.4	(1.0)
Changes in assets and liabilities:
Accounts receivable	(138.9)	32.2
Restricted cash and cash equivalents and customer bank deposits (included in margin deposits, default fund, and interoperability fund)	1,420.2	554.2
Income taxes receivable	(29.9)	40.3
Other current assets	(13.8)	17.4
Other assets	24.6	14.6
Accounts payable and accrued liabilities	(294.6)	(1.4)
Section 31 fees payable	46.7	(181.8)
Deferred revenue	5.9	0.3
Income taxes payable	(48.1)	11.9
Unrecognized tax benefits	9.1	60.4
Other liabilities	(0.6)	(1.0)
Net cash flows provided by operating activities	2,273.9	1,400.5
Cash flows from investing activities:
Purchases of available-for-sale financial investments	(73.8)	(174.8)
Proceeds from maturities of available-for-sale financial investments	74.6	248.1
Proceeds from investments and divestiture, net of cash transferred to buyer	124.1	9.5
Proceeds from sale of intangible assets	0.1	1.6
Contributions to investments	—	(2.5)
Purchases of property and equipment, data processing software, and leasehold improvements, net	(76.4)	(51.0)
Net cash flows provided by investing activities	48.6	30.9
Cash flows used in financing activities:
Cash dividends on common stock	(241.7)	(208.5)
Repurchases of common stock from employee stock plans	(30.3)	(28.1)
Shares issued under employee stock purchase plan	9.4	9.2
Purchase of common stock, including commissions and excise taxes	(132.0)	(66.7)
Net cash flows used in financing activities	(394.6)	(294.1)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(55.7)	266.9
Increase in cash, cash equivalents, and restricted cash and cash equivalents	1,872.2	1,404.2
Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	3,868.8	1,765.8
End of period	$5,741.0	$3,170.0
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$2,662.6	$1,496.7
Cash and cash equivalents (included in assets held for sale)	57.4	—
Restricted cash and cash equivalents (included in margin deposits, default fund, and interoperability fund)	2,988.8	1,639.8
Restricted cash and cash equivalents (included in other current assets)	28.4	32.5
Customer bank deposits (included in margin deposits, default fund, and interoperability fund)	3.8	1.0
Total	$5,741.0	$3,170.0
Supplemental disclosure of cash transactions:
Cash paid for income taxes, net of refunds	$713.7	$240.9
Cash paid for interest	88.0	76.9
Supplemental disclosure of noncash investing activities:
Accrued purchases of data processing software	$1.8	$—
Supplemental disclosure of noncash financing activities:
Unsettled purchases of common stock	$1.9	$—
Excise tax on purchase of common stock	0.6	0.2
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
Cboe’s subsidiaries include the largest options exchange and the third largest equities exchange operator in the U.S. In addition, the Company operates Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges), one of the largest equities exchanges by value traded in Europe, and owns Cboe Clear Europe, a leading pan-European equities clearinghouse, BIDS Holdings, which owns a leading block-trading ATS by volume in the U.S. and provides block-trading services with Cboe market operators in Europe and Canada, Cboe Clear U.S., an operator of a regulated clearinghouse, Cboe Canada, a recognized Canadian securities exchange, and Cboe Australia (sold as of July 31, 2026). Cboe subsidiaries also serve collectively as a leading market globally for exchange-traded products (“ETPs”) listings and trading.
The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Hong Kong, Kansas City, London, Manila, New York, Washington D.C., Singapore, Tokyo, and Toronto.
In October 2025, the Company announced the decision to market Cboe Australia and Cboe Canada for sale. On April 22, 2026, the Company announced a definitive agreement to sell its Cboe Australia and Cboe Canada businesses to TMX Group Limited (“TMX”), a leading market operator, for approximately $300 million. The transaction is subject to customary closing conditions, including applicable regulatory approvals. The sale of Cboe Australia closed on July 31, 2026, and the sale of Cboe Canada is expected to close after required approvals have been obtained.
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

Recent Accounting Pronouncements – Adopted
In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides optional relief by providing entities with a practical expedient and private companies an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. For public entities, the update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2025. The Company adopted the update for the condensed consolidated financial statements issued for the three months ended March 31, 2026. Adoption of ASU 2025-05 does not have a material impact on the Company’s condensed consolidated financial statements.
There were no other applicable material accounting pronouncements that have been adopted during the three and nine month periods ended September 30, 2026.
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
There were no other recent applicable material accounting pronouncements that have been issued, but not yet adopted as of September 30, 2026.

2.    REVENUE RECOGNITION
The Company presents three financial statement revenue categories within its condensed consolidated statements of income that reflect the Company’s diversified products, expansive geographical reach, and overall business strategy. Below is a summary of the Company’s financial statement revenue categories:
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
•Market data fees – Market data fees represent the fees received by the Company from the U.S. tape plans and fees charged to customers for proprietary market data, analytics and indices. Fees from the U.S. tape plans are recognized monthly based on published fee schedules and distributed quarterly to the Exchanges based on a known formula. A contract for proprietary market data is entered into and charged on a monthly basis in accordance with the Company’s published fee schedules as the service is provided. Proprietary market data also includes revenue from various analytics and third-party licensing agreements. Both types of market data are satisfied over time, and revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the data to meet its performance obligation. Index revenue also includes fees generated from product licenses tied to Cboe indices, primarily based upon assets under management. U.S. tape plan market data is recognized in the North American Equities and Options segments. Proprietary market data fees are recognized across all segments.
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

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Three Months Ended September 30, 2026
Transaction and clearing fees	$356.1	$—	$607.4	$963.5
Access and capacity fees	—	120.4	—	120.4
Market data fees	15.5	61.4	10.8	87.7
Regulatory fees	109.7	—	45.8	155.5
Other revenue	30.0	0.8	0.9	31.7
	$511.3	$182.6	$664.9	$1,358.8

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Three Months Ended September 30, 2025
Transaction and clearing fees	$377.0	$—	$542.9	$919.9
Access and capacity fees	—	103.9	—	103.9
Market data fees	16.8	57.5	9.4	83.7
Regulatory fees	1.0	—	10.8	11.8
Other revenue	20.2	0.7	1.5	22.4
	$415.0	$162.1	$564.6	$1,141.7

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Nine Months Ended September 30, 2026
Transaction and clearing fees	$1,202.5	$—	$1,823.2	$3,025.7
Access and capacity fees	—	349.2	—	349.2
Market data fees	47.5	193.6	30.2	271.3
Regulatory fees	232.0	—	98.5	330.5
Other revenue	91.8	2.7	3.2	97.7
	$1,573.8	$545.5	$1,955.1	$4,074.4

	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Nine Months Ended September 30, 2025
Transaction and clearing fees	$1,093.1	$—	$1,527.1	$2,620.2
Access and capacity fees	—	302.9	—	302.9
Market data fees	49.5	167.9	26.5	243.9
Regulatory fees	193.0	—	77.4	270.4
Other revenue	67.9	2.1	2.8	72.8
	$1,403.5	$472.9	$1,633.8	$3,510.2

The following table depicts the disaggregation of revenue according to segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Total
Three Months Ended September 30, 2026
Transaction and clearing fees	$585.1	$275.0	$56.5	$22.3	$24.6	$963.5
Access and capacity fees	58.7	41.5	11.1	5.9	3.2	120.4
Market data fees	42.3	33.1	9.2	2.6	0.5	87.7
Regulatory fees	45.8	109.7	—	—	—	155.5
Other revenue	1.5	2.9	26.6	0.1	0.6	31.7
	$733.4	$462.2	$103.4	$30.9	$28.9	$1,358.8
Timing of revenue recognition
Services transferred at a point in time	$632.4	$387.6	$83.1	$22.4	$25.2	$1,150.7
Services transferred over time	101.0	74.6	20.3	8.5	3.7	208.1
	$733.4	$462.2	$103.4	$30.9	$28.9	$1,358.8

Three Months Ended September 30, 2025
Transaction and clearing fees	$519.0	$305.1	$52.4	$23.8	$19.6	$919.9
Access and capacity fees	47.0	36.6	11.8	5.7	2.8	103.9
Market data fees	37.2	32.8	10.8	2.5	0.4	83.7
Regulatory fees	10.8	1.0	—	—	—	11.8
Other revenue	2.0	2.3	17.8	—	0.3	22.4
	$616.0	$377.8	$92.8	$32.0	$23.1	$1,141.7
Timing of revenue recognition
Services transferred at a point in time	$531.8	$308.4	$70.2	$23.8	$19.9	$954.1
Services transferred over time	84.2	69.4	22.6	8.2	3.2	187.6
	$616.0	$377.8	$92.8	$32.0	$23.1	$1,141.7

	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Total
Nine Months Ended September 30, 2026
Transaction and clearing fees	$1,745.7	$938.3	$189.2	$77.3	$75.2	$3,025.7
Access and capacity fees	166.2	120.5	35.4	17.5	9.6	349.2
Market data fees	129.1	99.6	32.9	8.3	1.4	271.3
Regulatory fees	98.5	232.0	—	—	—	330.5
Other revenue	5.4	7.5	83.1	0.1	1.6	97.7
	$2,144.9	$1,397.9	$340.6	$103.2	$87.8	$4,074.4
Timing of revenue recognition
Services transferred at a point in time	$1,849.6	$1,177.8	$272.3	$77.4	$76.8	$3,453.9
Services transferred over time	295.3	220.1	68.3	25.8	11.0	620.5
	$2,144.9	$1,397.9	$340.6	$103.2	$87.8	$4,074.4

Nine Months Ended September 30, 2025
Transaction and clearing fees	$1,451.8	$877.0	$157.2	$75.2	$59.0	$2,620.2
Access and capacity fees	136.3	106.7	34.6	17.0	8.3	302.9
Market data fees	106.4	96.6	32.2	7.4	1.3	243.9
Regulatory fees	77.3	193.0	—	0.1	—	270.4
Other revenue	4.6	6.4	60.9	0.1	0.8	72.8
	$1,776.4	$1,279.7	$284.9	$99.8	$69.4	$3,510.2
Timing of revenue recognition
Services transferred at a point in time	$1,533.7	$1,076.4	$218.1	$75.4	$59.8	$2,963.4
Services transferred over time	242.7	203.3	66.8	24.4	9.6	546.8
	$1,776.4	$1,279.7	$284.9	$99.8	$69.4	$3,510.2
Contract liabilities as of September 30, 2026 primarily represent prepayments of transaction fees and certain access and capacity and market data fees to the Exchanges. The revenue recognized from contract liabilities and the remaining balance are shown below (in millions):

	Balance at December 31, 2025	Cash Additions	Revenue Recognized	Reclassified to liabilities held for sale (3)	Balance at September 30, 2026
Liquidity provider sliding scale (1)	$2.4	$5.6	$(5.6)	$—	$2.4
Other, net (2)	4.5	20.8	(14.8)	(0.4)	10.1
Total deferred revenue	$6.9	$26.4	$(20.4)	$(0.4)	$12.5
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
(3)The decrease was a result of the Company's Cboe Australia and Cboe Canada businesses being classified as held for sale in connection with the completed and pending sales of those businesses, respectively. See Note 3 ("Acquisitions and Strategic Realignment") for more information.
3.    ACQUISITIONS AND STRATEGIC REALIGNMENT
Acquisitions
Acquisition-related costs relate to acquisitions and other strategic opportunities. The Company did not incur acquisition-related costs during the three and nine months ended September 30, 2026. The Company incurred $0.2 million and $0.4 million of acquisition-related costs during the three and nine months ended September 30, 2025, primarily related to compensation and professional fees. These acquisition-related expenses are included in acquisition-related costs in the condensed consolidated statements of income.
Strategic Realignment - Assets and Liabilities Held for Sale
In October 2025, the Company announced the decision to market Cboe Australia and Cboe Canada for sale. On April 20, 2026, the Company’s Executive Committee of the Board of Directors approved the sale of Cboe Australia and Cboe Canada to a single buyer. On April 22, 2026, the Company announced a definitive agreement to sell its Cboe Australia and

Cboe Canada businesses to TMX, a leading market operator, for approximately $300 million. The transaction is subject to customary closing conditions, including applicable regulatory approvals. The sale of Cboe Australia closed on July 31, 2026, and the sale of Cboe Canada is expected to close after required approvals have been obtained. The Company is providing transition services support to TMX for the former Cboe Australia business for a limited time. Upon closing, the Company will also provide transition services support for the Cboe Canada business for a limited time.
In April 2026, management concluded that the Company’s Cboe Australia and Cboe Canada businesses met the accounting requirements to be classified as held for sale, but did not meet the criteria for discontinued operations. The Company estimated the fair value of the Cboe Australia and Cboe Canada businesses upon classification as held for sale and concluded fair value exceeds the carrying value of the assets and liabilities. Amortization and depreciation for the assets have ceased and a portion of the respective reporting units' goodwill has been reallocated based on the relative fair values of Cboe Australia and Cboe Canada, and the remaining businesses within the Europe and Asia Pacific and North American Equities segments, respectively. The income tax effects of the Cboe Canada sale are still being evaluated by the Company and a reasonable estimate of these effects cannot be made at this time.
During the three and nine months ended September 30, 2026, the Company recorded a gain of $71.5 million in gain on divestiture, net, inclusive of a reclassification of a $0.6 million loss of foreign currency translation adjustments, in the condensed consolidated statements of income related to the sale of Cboe Australia within the Europe and Asia Pacific segment.
The following table summarizes the components of assets and liabilities held for sale related to the definitive agreement to sell its Cboe Canada business on the condensed consolidated balance sheet as of September 30, 2026 (in millions):

September 30, 2026
Assets held for sale:
Cash and cash equivalents	$57.4
Accounts receivable, net	4.4
Income taxes receivable	0.2
Investments	0.3
Property and equipment, net	0.5
Goodwill (1)	60.9
Intangible assets, net (2)	44.7
Operating lease right of use assets	0.5
Other current assets	0.5
Other assets, net	0.2
Total assets held for sale	$169.6

Liabilities held for sale:
Accounts payable and accrued liabilities	$4.0
Deferred revenue	0.4
Income tax payable	1.7
Deferred income taxes	4.2
Non-current operating lease liabilities	0.2
Total liabilities held for sale	$10.5
___________________________
(1)This balance consists of goodwill allocated to the North American Equities segment.
(2)This balance consists of intangible assets, net allocated to the North American Equities segment.

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
The Company estimates remaining costs of $7.7 million in compensation and benefits to be incurred as a result of these actions. The following table summarizes the pre-tax expenses related to strategic realignment in the condensed consolidated statements of income by segment for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,
	2026
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Compensation and benefits	$5.9	$2.1	$2.8	$0.5	$0.2	$1.5	$13.0
Professional fees and outside services	0.6	0.2	0.2	0.1	—	1.0	2.1
Other expenses	0.2	—	—	—	—	—	0.2
Total strategic realignment costs	$6.7	$2.3	$3.0	$0.6	$0.2	$2.5	$15.3

	Three Months Ended September 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Compensation and benefits	$—	$—	$2.4	$0.1	$—	$—	$2.5
Total strategic realignment costs	$—	$—	$2.4	$0.1	$—	$—	$2.5

	Nine Months Ended September 30,
	2026
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Compensation and benefits	$19.8	$5.8	$6.1	$1.9	$0.8	$1.9	$36.3
Technology support services	—	—	1.9	—	—	—	1.9
Professional fees and outside services	2.3	0.6	0.7	0.2	0.1	2.2	6.1
Other expenses	0.2	—	(0.6)	0.1	—	0.1	(0.2)
Total strategic realignment costs	$22.3	$6.4	$8.1	$2.2	$0.9	$4.2	$44.1

	Nine Months Ended September 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Compensation and benefits	$—	$—	$2.4	$0.6	$—	$—	$3.0
Total strategic realignment costs	$—	$—	$2.4	$0.6	$—	$—	$3.0

4.    INVESTMENTS
As of September 30, 2026 and December 31, 2025, the Company’s investments were comprised of the following (in millions):

	September 30, 2026	December 31, 2025
Equity method investments:
Investment in 7Ridge Investments 3 LP	$—	$1.5
Total equity method investments	—	1.5

Other equity investments:
Investment in CSD BR	10.3	10.3
Investment in Eris Innovations Holdings, LLC	19.0	9.5
Investment in Talos Global, Inc.	5.0	5.0
Investment in Vest Group Inc.	2.9	2.9
Investment in OCC	0.3	0.3
Other equity investments	1.6	2.9
Total other equity investments	39.1	30.9

Total investments	$39.1	$32.4
Equity Method Investments
The Company’s investment in 7Ridge Investments 3 LP (“7Ridge Fund”), as a limited partner, represented a nonconsolidated variable interest entity (“VIE”). The Company determined that consolidation of the VIE was not required as the Company was not the primary beneficiary of the 7Ridge Fund, as it did not have a controlling financial interest and lacked the ability to unilaterally remove the general partner, 7Ridge Investments 3 GP Limited, direct material strategic decisions, or dissolve the entity (i.e., the Company did not have unilateral substantive “kick-out” or “liquidation” rights).
In November 2025, Trading Technologies International, Inc. (“Trading Technologies”), which was wholly-owned by the 7Ridge Fund, was sold to a third party. In July 2026, the Company recorded a $1.9 million gain within earnings on investments, net in the condensed consolidated statements of income for the three and nine months ended September 30, 2026 related to the final distribution from the Company's investment in the 7Ridge Fund.
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
In the second quarter of 2026, the Company's minority equity ownership interest in Eris Innovations Holdings, LLC (“Eris Innovations”) increased by $9.5 million as a result of Eris Innovations' latest investment round, which the Company did not participate in. The Company recognized a $9.5 million gain within earnings on investments, net in the condensed consolidated statements of income for the three and six months ended June 30, 2026.
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
Construction in progress	$8.2	$1.6
Furniture, equipment, and leasehold improvements	369.4	347.9
Total property and equipment	377.6	349.5
Less accumulated depreciation	(231.9)	(216.4)
Property and equipment, net	$145.7	$133.1

Depreciation expense using the straight-line method was $11.4 million and $11.4 million for the three months ended September 30, 2026 and 2025, respectively, and $33.1 million and $31.0 million for the nine months ended September 30, 2026 and 2025, respectively.
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
On September 6, 2023, the SEC issued an order approving an amendment to the CAT Plan to implement a revised funding model (“CAT Funding Model”) for CATLLC to fund the CAT. The CAT Funding Model contemplated two categories of CAT fees calculated based on the “executed equivalent shares” of transactions in eligible securities: (i) CAT fees assessed by CATLLC to Industry Members who are CAT Executing Brokers (the brokers responsible for executing each side of the transaction) to recover a portion of historical CAT costs previously funded by monies loaned to CATLLC by the Plan Participants; and (ii) CAT fees assessed by CATLLC to CAT Executing Brokers and Plan Participants to fund prospective CAT costs. On October 17, 2023, Citadel Securities, LLC, and the American Securities Association filed a petition for review of the CAT Funding Model in the U.S. Court of Appeals for the 11th Circuit (“11th Circuit”). The 11th Circuit vacated the CAT Funding Model order in July 2025. After the CAT Funding Model order was vacated and the 11th Circuit's order became effective at the end of November 2025, CATLLC could no longer collect the fees that it previously collected. However, on September 5, 2025, CATLLC filed with the SEC a proposed amendment to the CAT Plan to implement a revised funding model for CATLLC to fund the CAT (“Revised CAT Funding Model”). The SEC approved this proposal for the Revised CAT Funding Model on March 16, 2026, on a 2-year temporary basis ending March 31, 2028. The Plan Participants submitted rule filings to the SEC on behalf of CATLLC to begin collecting fees from Industry Members beginning with transactions occurring as of May 1, 2026 to recoup historical costs and to cover prospective costs pursuant to the Revised CAT Funding Model. On March 24, 2026, Citadel Securities, LLC and the American Securities Association filed a petition for review of the Revised CAT Funding Model in the 11th Circuit. If the Revised CAT Funding Model is vacated and there is no funding mechanism for CATLLC, the Plan Participants may incur additional significant costs related to the historical, current, and future funding of the implementation and operation of the CAT, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT. On March 27, 2026, the SEC approved an amendment to the CAT Plan to implement certain cost savings measures, and the Company plans to continue to explore potential ways to reduce the costs of operating the CAT while maintaining core regulatory functions.
The allowance for notes receivable credit losses associated with the CAT is calculated using a methodology that is primarily based on the structure of the notes and various potential outcomes under the CAT Funding Model. During the three months ended September 30, 2026, the Company recorded an incremental reserve for credit losses of $14.0 million on its notes receivable from CATLLC, reflecting a change in the Company's assessment of the probability that CATLLC will recover certain historical costs. See Note 21 (“Commitments, Contingencies, and Guarantees”) for more information.

The following represents the changes in allowance for credit losses during the nine months ended September 30, 2026 (in millions):

	Allowance for notes receivable credit losses	Allowance for accounts receivable credit losses	Total allowance for credit losses
Balance at December 31, 2025	$30.1	$6.8	$36.9
Current period provision (benefit) of expected credit losses	14.0	(0.6)	13.4
Write-offs charged against the allowance	—	(0.1)	(0.1)
Reclassified to assets held for sale	—	(0.6)	(0.6)
Balance at September 30, 2026	$44.1	$5.5	$49.6
7.    OTHER ASSETS, NET
Other assets, net consisted of the following as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
Software development work in progress	$39.2	$12.0
Data processing software	138.5	137.0
Less accumulated depreciation and amortization	(107.9)	(101.9)
Data processing software, net	69.8	47.1
Long-term notes receivable, net (1)	76.6	102.1
Other assets (2)	11.3	10.5
Other assets, net	$157.7	$159.7
___________________________
(1)This balance primarily consists of the long-term notes receivable related to the CAT, net of allowance. Through the third quarter of 2026, the Company reclassified $11.5 million of long-term notes receivable to other current assets within the condensed consolidated balance sheets, and recorded an incremental reserve related to the Company's notes receivable in connection with the funding of the Consolidated Audit Trail of $14.0 million to other expenses within the condensed consolidated statements of income. See Note 6 ("Credit Losses") for more information.
(2)This balance consists primarily of deferred tax assets and long-term prepaid assets.
Amortization expense related to data processing software was $2.2 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively, and $6.8 million and $7.3 million for the nine months ended September 30, 2026 and 2025, respectively.
On July 23, 2025, the Company announced its decision to wind down Cboe's Japanese equities business, including the operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform. The Company suspended operations for these businesses on August 29, 2025, and formally closed these businesses following regulatory approval on March 23, 2026 to discontinue its Financial Instruments Business registration. As a result, the Company recorded an impairment charge of $2.7 million related to data processing software in the condensed consolidated statements of income for the three and nine months ended September 30, 2025.
In January 2026, the Company formally initiated the wind down of the CEDX exchange service following a comprehensive strategic review of its global operations. As a result, the Company recorded an impairment charge of $5.6 million related to data processing software and prepaid expenses in the consolidated statements of income for the three and twelve months ended December 31, 2025.

8.    GOODWILL, INTANGIBLE ASSETS, NET, AND DIGITAL ASSETS HELD
The following table presents the details of goodwill by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Total
Balance as of December 31, 2025	$306.0	$1,998.1	$579.0	$267.4	$3,150.5
Reclassified to assets held for sale (1)	—	(60.9)	(30.7)	—	(91.6)
Changes in foreign currency exchange rates	—	(5.5)	(5.2)	—	(10.7)
Balance as of September 30, 2026	$306.0	$1,931.7	$543.1	$267.4	$3,048.2
___________________________
(1)The decrease in the North American Equities and Europe and Asia Pacific segments was a result of the Company's Cboe Australia and Cboe Canada businesses being classified as held for sale in connection with the completed and pending sales of those businesses, respectively. See Note 3 ("Acquisitions and Strategic Realignment") for more information.

Goodwill has been allocated to specific reporting units for purposes of impairment testing: Options, North American Equities, Europe and Asia Pacific, and Global FX. No goodwill has been allocated to the Futures segment. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.
The following table presents the details of the intangible assets by segment (in millions):

	Options	North American Equities	Europe and Asia Pacific	Global FX	Total
Balance as of December 31, 2025	$119.9	$824.6	$318.1	$34.6	$1,297.2
Sales	—	(0.1)	—	—	(0.1)
Amortization	(4.3)	(25.6)	(9.2)	(6.3)	(45.4)
Reclassified to assets held for sale (1)	—	(44.7)	(30.4)	—	(75.1)
Changes in foreign currency exchange rates	—	(1.7)	(4.6)	—	(6.3)
Impairment of assets	(1.4)	—	—	—	(1.4)
Remeasurement to fair value	—	(0.1)	—	—	(0.1)
Balance as of September 30, 2026	$114.2	$752.4	$273.9	$28.3	$1,168.8
___________________________
(1)The decrease in the North American Equities and Europe and Asia Pacific segments was a result of the Company's Cboe Australia and Cboe Canada businesses being classified as held for sale in connection with the completed and pending sales of those businesses, respectively. See Note 3 ("Acquisitions and Strategic Realignment") for more information.

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
In the second quarter of 2026, the Company announced its decision to wind down its Trade Alert and FT Options operations. As a result, the Company recorded an impairment charge of $1.4 million to long-lived intangible assets for the three and nine months ended September 30, 2026 within the Options reporting unit.

For the three and nine months ended September 30, 2026 and 2025, amortization expense was $14.1 million and $17.2 million, respectively, and $45.4 million and $52.8 million, respectively. The estimated future amortization expense is $14.0 million for the remainder of 2026, $50.9 million for 2027, $45.5 million for 2028, $41.0 million for 2029, and $36.2 million for 2030.
Intangible assets have been allocated to specific reporting units for purposes of impairment testing - Options, North American Equities, Europe and Asia Pacific, and Global FX. No intangible assets have been allocated to the Futures segment. Indefinite-lived intangibles impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. The following tables present the categories of intangible assets by segment as of September 30, 2026 and December 31, 2025 (in millions, except as stated):

	September 30, 2026				Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX
Trading registrations and licenses	$95.5	$572.8	$211.6	$—	Indefinite
Customer relationships	46.6	359.9	170.5	140.0	11
Market data customer relationships	53.6	322.0	63.9	64.4	5
Technology	27.9	40.3	35.1	22.5	5
Trademarks and tradenames	8.7	7.6	2.5	1.2	4
Digital assets held	—	0.4	—	—	Indefinite
Accumulated amortization	(118.1)	(550.6)	(209.7)	(199.8)
	$114.2	$752.4	$273.9	$28.3

	December 31, 2025				Weighted Average Amortization Period (in years)
	Options	North American Equities	Europe and Asia Pacific	Global FX
Trading registrations and licenses	$95.5	$586.9	$219.4	$—	Indefinite
Customer relationships	46.6	412.1	204.7	140.0	13
Market data customer relationships	53.6	322.0	65.1	64.4	6
Technology	27.9	55.5	35.7	22.5	6
Trademarks and tradenames	12.9	8.2	2.5	1.2	4
Digital assets held	—	0.7	—	—	Indefinite
Accumulated amortization	(116.6)	(560.8)	(209.3)	(193.5)
	$119.9	$824.6	$318.1	$34.6
Digital Assets Held
In October 2022, the Company, through its wholly-owned subsidiary Cboe Netherlands Services Company B.V., entered into a Data Provider Agreement with Pyth Data Association (“Pyth”) to create a data feed and begin publishing limited derived equities market data for certain symbols from EDGA on the Pyth Network, a decentralized financial market data distribution platform for aggregated data. In exchange, Pyth granted Cboe Netherlands Services Company B.V. 16,666,666 restricted PYTH tokens which unlock annually over a four-year period in equal tranches; the first tranche of PYTH tokens unlocked in May 2024 and the final tranche will unlock in May 2027. The PYTH tokens, which are included within intangible assets, net in the condensed consolidated balance sheets and digital assets held within the categories of intangible assets by segment tables above, are carried at fair value with remeasurements in fair value recognized within earnings on investments, net on the condensed consolidated statements of income.
The Company has earned additional PYTH tokens by continuing to provide data to the Pyth Network through various Pyth Reward Programs that have run since May 2023. Through September 30, 2026, the Company earned approximately 1,690,000 additional PYTH tokens via the Pyth Reward Programs. In August 2026, the Company ended its contribution of market data to the Pyth Network and does not expect to earn additional PYTH tokens under the Pyth Reward Programs after the period ended September 30, 2026. The Company recorded additional intangible assets and immaterial revenue based on the token's fair value when earned.
During the three and nine months ended September 30, 2026, the Company recognized a $0.2 million gain and $0.1 million loss, respectively, within earnings on investments, net on the condensed consolidated statements of income. During the three and nine months ended September 30, 2025, the Company recognized a $0.4 million and $1.0 million gain, respectively, within earnings on investments, net on the condensed consolidated statements of income.

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
Compensation and benefit-related liabilities	$82.3	$109.7
Royalties	64.2	59.0
Accrued liabilities	60.3	56.6
Current operating lease liabilities	25.8	26.9
Rebates payable	104.1	85.2
Marketing fee payable	26.3	16.1
Current unrecognized tax benefits	3.4	317.3
Accounts payable	11.3	16.1
Total accounts payable and accrued liabilities	$377.7	$686.9
10.    DEBT
The Company’s debt consisted of the following as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
$650 million fixed rate Senior Notes due January 2027, stated rate of 3.650%	$649.8	$649.3
$500 million fixed rate Senior Notes due December 2030, stated rate of 1.625%	496.9	496.3
$300 million fixed rate Senior Notes due March 2032, stated rate of 3.000%	297.6	297.3
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Total debt	$1,444.3	$1,442.9
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
Indenture
Under the Indenture, the Company may issue debt securities, which includes the Senior Notes, at any time and from time to time, in one or more series without limitation on the aggregate principal amount. The Indenture governing the Senior Notes contains customary restrictions, including a limitation that restricts the Company’s ability and the ability of certain of the Company’s subsidiaries to create or incur secured debt. Such Indenture also limits certain sale and leaseback transactions and contains customary events of default. At September 30, 2026, the Company was in compliance with these covenants.
Revolving Credit Agreement
On July 24, 2026, the Company entered into a Third Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and as swingline lender, and the lenders party thereto, which amended and restated the prior revolving credit agreement.
The Revolving Credit Agreement provides for a senior unsecured $400 million five-year revolving credit facility (the “Revolving Credit Facility”) that includes a $25 million swingline sub-facility. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the Revolving Credit Facility by up to $200 million, for a total of $600 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries under the Revolving Credit Agreement. As of September 30, 2026, no subsidiaries were designated as additional borrowers.
Funds borrowed under the Revolving Credit Agreement may be used to fund working capital and for other general corporate purposes, including the repayment of indebtedness and the making of any acquisitions the Company may pursue in the ordinary course of its business. As of September 30, 2026, no borrowings were outstanding under the Revolving Credit Agreement. Accordingly, at September 30, 2026, $400 million of borrowing capacity was available for the purposes permitted by the Revolving Credit Agreement.
Loans under the Revolving Credit Agreement will bear interest, at the Company’s option, at either (i) the Relevant Rate (defined herein) plus a margin (based on the Company’s public debt ratings) ranging from 0.75 percent per annum to 1.25 percent per annum or (ii) a daily fluctuating rate based on the Administrative Agent’s prime rate (subject to certain minimums based upon the federal funds effective rate or Term SOFR), which is subject to a 1 percent floor, plus a margin (based on the Company’s public debt ratings) ranging from zero percent per annum to 0.25 percent per annum. “Relevant Rate” means with respect to any committed borrowing denominated in (a) Dollars, Term SOFR, (b) Sterling, SONIA and (c) Euros, EURIBOR, as applicable, provided that each Relevant Rate is subject to a zero percent floor. Swingline loans bear interest at the daily fluctuating rate described in clause (ii) above, plus a margin (based on the Company's public debt ratings) ranging from zero percent per annum to 0.25 percent per annum.
Subject to certain conditions stated in the Revolving Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the Revolving Credit Facility at any time during the term of the Revolving Credit Agreement. The Revolving Credit Agreement will terminate and all amounts owing thereunder will be due and payable on July 24, 2031, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). The Revolving Credit Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including financial covenants, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries, and fundamental changes, subject to certain exceptions in each case. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00 and a maximum consolidated leverage ratio of not greater than 3.50 to 1.00; provided that the consolidated leverage ratio may, subject to certain triggering events set forth in the Revolving Credit Agreement, be increased to 4.25 to 1.00 on one occasion and 4.00 to 1.00 on another occasion, in each case, for four consecutive fiscal quarters; provided that, prior to the exercise of the second such financial covenant step-up, the maximum consolidated leverage ratio shall have returned to a level of 3.50 to 1.00 for at least two consecutive fiscal quarters. At September 30, 2026, the Company was in compliance with these covenants and did not exercise the financial covenant step-up.
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
As of September 30, 2026, no borrowings were outstanding under the Facility. Accordingly, at September 30, 2026, €1.2 billion of borrowing capacity was available for the purposes permitted by the Facility. At September 30, 2026, the Company and Cboe Clear Europe were in compliance with applicable covenants.

Notes Payments and Contractual Interest
The future expected repayments related to the Senior Notes as of September 30, 2026 are as follows (in millions):

Remainder of 2026	$—
2027	650.0
2028	—
2029	—
2030	500.0
Thereafter	300.0
Principal amounts repayable	1,450.0
Debt issuance costs	(3.5)
Unamortized discounts on notes	(2.2)
Total debt outstanding	$1,444.3
Interest, commitment, and other relevant fees, subject to the specific terms of the debt obligation, are recognized as incurred in interest expense in the condensed consolidated statements of income.
Components of interest (income) expense, net recognized in the condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Components of interest expense:
Contractual interest	$12.5	$12.7	$37.8	$37.2
Amortization of debt discount and issuance costs	0.6	0.6	1.8	1.8
Interest expense	$13.1	$13.3	$39.6	$39.0
Interest income	(22.7)	(14.3)	(58.6)	(34.0)
Interest (income) expense, net	$(9.6)	$(1.0)	$(19.0)	$5.0
11.    ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
The following represents the changes in accumulated other comprehensive income, net by component (in millions):

	Foreign Currency Translation Adjustment	Post-Retirement Benefits, Net	Accumulated Other Comprehensive Income, Net
Balance at December 31, 2025	$29.7	$0.4	$30.1
Other comprehensive loss	(25.3)	—	(25.3)
Balance at September 30, 2026	$4.4	$0.4	$4.8
12.    CLEARING OPERATIONS
Cboe operates two clearinghouses, Cboe Clear Europe and Cboe Clear U.S., each of which acts as a central counterparty that provides clearing and settlement services.
Cboe Clear Europe
Cboe Clear Europe is a European equities central counterparty that provides post-trade services to stock exchanges, multilateral trading facilities (“MTFs”), Over-The-Counter (“OTC”) equities trades, and equity derivatives exchanges (until February 20, 2026). Cboe Clear Europe clears equities from several European markets, and through the Depository Trust Company (“DTC”) in the U.S., as well as Depositary Receipts, ETFs, and equity-like instruments. Cboe Clear Europe also offers clearing services in respect of European SFTs and for non-U.S. clearing members, U.S. SFTs in cash equities, fixed income instruments, and ETFs, acting as the central counterparty to both securities lenders and borrowers for SFTs. In addition, until February 20, 2026, Cboe Clear Europe cleared equity derivatives in several European markets, including derivatives on index futures, index options, and single stock options.

Cboe Clear Europe only assumes the guarantor role if it has an equal and offsetting claim against a clearing member. Cboe Clear Europe, with respect to SFT services, utilizes The Bank of New York Mellon Corporation and J.P. Morgan as Tri-Party Collateral Agents for non-cash collateral, central and correspondent banks for the exchange of cash collateral, while Pirum Systems Limited serves as the transmitter of transactions and post-trade lifecycle events on behalf of clearing members. For the period ended September 30, 2026, there have been no events of default for which a liability is required to be recognized in accordance with GAAP.
Cboe Clear Europe Clearing Member Deposits
Cboe Clear Europe generally requires all clearing members to deposit collateral to help mitigate Cboe Clear Europe’s exposure to credit and market risk in the event that a clearing member fails to meet a financial or contractual obligation.
Margin Deposits
Margin deposits, which are in the form of cash and bonds, are deposits made by each clearing member to Cboe Clear Europe to cover the credit risk of its failure to fulfill its obligations in the trade. Cboe Clear Europe maintains and manages all cash and non-cash deposits related to margin deposits. Substantially all risks and rewards of cash and cash equivalents margin deposit ownership, including net interest income, belong to Cboe Clear Europe and are recorded in cash and spot markets on the condensed consolidated statements of income. In the event of a default, Cboe Clear Europe can access the defaulting member's margin deposits to cover the defaulting member's losses. For more information, see “Default and Liquidity Waterfalls” below.
Default Fund
The default fund mutualizes the risk of default among all clearing members. The default fund is available to cover potential losses in the event that the margin deposits and the default fund deposits of a defaulting clearing member are inadequate to fulfill that clearing member's outstanding financial obligations. In the event of a default, Cboe Clear Europe is generally required to liquidate the defaulting clearing member's open positions. To the extent that the positions remain open, Cboe Clear Europe is required to assume the defaulting clearing member's obligations related to the open positions. Clearing members are required to make contributions to the default fund that are proportional to their risk exposure in the form of cash or non-cash contributions, which generally consist of cash and highly liquid securities.
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
Cboe Clear Europe is able to invest the cash collateral received in the form of interoperability fund deposits from clearing members in certain investments, typically securities issued by pre-approved sovereign issuers and reverse repurchase agreements with overnight maturities. When investments are made in accordance with Cboe Clear Europe’s investment policy, Cboe Clear Europe receives the amount of investment earnings and pays clearing members those earnings minus a set basis point cost of collateral. As Cboe Clear Europe is able to direct the investment of the cash interoperability fund deposits received from the clearing members within the program parameters and receives an economic benefit from those investments, these amounts are included in the margin deposits, default fund, and interoperability fund categories in the condensed consolidated balance sheets and the related interest income and expense are recorded in other revenue and other cost of revenue, respectively, on the condensed consolidated statements of income.
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
Cboe Clear U.S. performs a guarantee function whereby Cboe Clear U.S. helps to ensure that the obligations of the transactions it clears are fulfilled. Cboe Clear U.S. attempts to mitigate this risk by performing internal compliance and due diligence procedures as well as implementing internal risk controls. Cboe Clear U.S.'s due diligence procedures include, among other things: review of the corporate information and financial position of clearing members, and risk management reviews, including monitoring of Cboe Clear U.S.'s risk exposure thresholds. Clearing members are required to deposit collateral and default fund contributions, in the form of cash, for futures products to help cover the credit risk in the case of a failure to fulfill its obligations. As of September 30, 2026, Cboe Clear U.S. held $25.0 million as a clearinghouse contribution to default financial resources, to be utilized in the event a clearing member is declared in default. The clearinghouse corporate contribution is considered restricted cash and is included in other current assets on the condensed consolidated balance sheet. As of September 30, 2026, Cboe Clear U.S. does not expect a material loss concerning credit risk presented by any clearing member.
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

Margin Deposits, Default Fund, and Interoperability Fund
The details of the margin deposits, default fund, and interoperability fund as of September 30, 2026 and December 31, 2025, are as follows (in millions):

	September 30, 2026
	Margin Deposits	Default Fund	Interoperability Fund	Total
Cboe Clear Europe central bank account	$137.8	$22.0	$92.0	$251.8
Cboe Clear Europe reverse repurchase and other (1)	1,998.4	278.2	460.4	2,737.0
Cboe Clear U.S. customer bank deposits	3.8	—	—	3.8
Total cash margin deposits, default fund, and interoperability fund	$2,140.0	$300.2	$552.4	$2,992.6

	September 30, 2026
	Margin Deposits	Default Fund	Interoperability Fund	Total
Cboe Clear Europe non-cash contributions (2)	$693.6	$61.7	$305.2	$1,060.5

	December 31, 2025
	Margin Deposits	Default Fund	Interoperability Fund	Total
Cboe Clear Europe central bank account	$755.3	$146.8	$254.4	$1,156.5
Cboe Clear Europe reverse repurchase and other (1)	137.1	135.2	188.2	460.5
Cboe Clear U.S. customer bank deposits	1.2	—	—	1.2
Total cash margin deposits, default fund, and interoperability fund	$893.6	$282.0	$442.6	$1,618.2

	December 31, 2025
	Margin Deposits	Default Fund	Interoperability Fund	Total
Cboe Clear Europe non-cash contributions (2)	$601.3	$70.1	$277.6	$949.0
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
The Company has included a tabular disclosure for financial assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
U.S. and UK Treasury securities (1)	$1,827.9	$1,827.9	$—	$—
Money market funds (1)	249.3	249.3	—	—
U.S. Treasury securities (2)	0.5	0.5	—	—
Digital assets held (3)	0.4	—	0.4	—
Marketable securities (2):
Mutual funds	34.9	34.9	—	—
Money market funds	5.8	5.8	—	—
Total assets	$2,118.8	$2,118.4	$0.4	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. and UK Treasury securities (1)	$1,294.1	$1,294.1	$—	$—
Money market funds (1)	248.1	248.1	—	—
U.S. Treasury securities (2)	0.3	0.3	—	—
Marketable securities (2):
Mutual funds	28.5	28.5	—	—
Money market funds	7.3	7.3	—	—
Total assets	$1,578.3	$1,578.3	$—	$—
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
The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:
Cash Equivalents
Cash equivalents consist of cash investments of U.S. and UK Treasury securities with less than 90 day maturities and money market funds. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter-dealer brokers, and therefore categorized as Level 1.
Financial Investments
Financial investments consist of U.S. Treasury securities with greater than 90 day maturities and marketable securities held in a trust for the Company’s non-qualified retirement and benefit plans, also referred to as deferred compensation plan assets. The deferred compensation plan assets have an equal and offsetting deferred compensation plan liability based on the value of the deferred compensation plan assets. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter-dealer brokers and therefore categorized as Level 1. No material adjustments were made to the carrying value of financial investments for the period ended September 30, 2026. See Note 15 (“Employee Benefit Plans”) for more information.

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit or disposal group on a stand-alone basis. That fair value is compared to the carrying value of the reporting unit, including its recorded goodwill. In connection with the annual impairment evaluation of goodwill and indefinite-lived intangibles, impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying value of the reporting unit. See Note 3 (“Acquisitions and Strategic Realignment”) for more information on the reallocation of goodwill to assets held for sale related to the disposal group.
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

Fair Value of Assets and Liabilities
The following tables present the Company’s fair value hierarchy for certain assets and liabilities held by the Company as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
U.S. and UK Treasury securities (1)	$1,827.9	$1,827.9	$—	$—
Money market funds (1)	249.3	249.3	—	—
U.S. Treasury securities (2)	0.5	0.5	—	—
Deferred compensation plan assets (2)	40.7	40.7	—	—
Digital assets held (3)	0.4	—	0.4	—
Total assets	$2,118.8	$2,118.4	$0.4	$—
Liabilities:
Deferred compensation plan liabilities (4)	$40.7	$40.7	$—	$—
Debt (5)	1,336.3	—	1,336.3	—
Total liabilities	$1,377.0	$40.7	$1,336.3	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. and UK Treasury securities (1)	$1,294.1	$1,294.1	$—	$—
Money market funds (1)	248.1	248.1	—	—
U.S. Treasury securities (2)	0.3	0.3	—	—
Deferred compensation plan assets (2)	35.8	35.8	—	—
Total assets	$1,578.3	$1,578.3	$—	$—
Liabilities:
Deferred compensation plan liabilities (4)	$35.8	$35.8	$—	$—
Debt (5)	1,371.8	—	1,371.8	—
Total liabilities	$1,407.6	$35.8	$1,371.8	$—
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
Certain financial assets and liabilities, including cash and cash equivalents, income tax receivable, margin deposits, default fund, and interoperability fund, other assets, and Section 31 fees payable, are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature. Notes receivable are measured at amortized cost and are not measured at fair value on a recurring basis due to the factors discussed in Note 6 ("Credit Losses").
Debt
The debt balance consists of fixed rate Senior Notes. The fair values of the Senior Notes are classified as Level 2 under the fair value hierarchy and are estimated using prevailing market quotes.
At September 30, 2026 and December 31, 2025, the fair values of the Company’s debt obligations were as follows (in millions):

	September 30, 2026	December 31, 2025
3.650% Senior Notes	$647.9	$648.9
1.625% Senior Notes	426.2	444.6
3.000% Senior Notes	262.2	278.3

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
Options. The Options segment includes options on market indices (“index options”), which include our proprietary SPX and VIX options, as well as on the stocks of individual corporations (“equity options”) and on ETPs such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”), which are “multi-listed” options and listed on a non-exclusive basis. These options are eligible to trade, as applicable, on Cboe Options, C2, BZX, EDGX, and/or other U.S. national securities exchanges. Cboe Options is the Company’s primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on the Cboe Options trading floor in Chicago. On June 23, 2026, the Company launched the first products in its new prediction markets suite, Cboe Predicts, a securities-based product that is listed on Cboe Options and centrally cleared by OCC. C2 Options, BZX Options, and EDGX Options are all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data fee revenues generated from the consolidated tape plans, the licensing of proprietary options market data, index licensing, routing services, and access and capacity services.
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
Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European derivatives transaction services, ETPs, including exchange traded funds, exchange traded notes, and exchange traded commodities, and international depositary receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and formerly CEDX. It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities services of Cboe Australia, an operator of a trading venue in Australia until July 31, 2026, following the sale of Cboe Australia. Cboe Europe operates lit and dark books, a periodic auctions book, a closing cross book, and two BIDS order books, a Large-in-Scale (“LIS”) trading negotiation facility and a volume-weighted average price (“VWAP”) trajectory crossing facility. Cboe NL, based in Amsterdam, operates similar business functionality to that offered by Cboe Europe (with the exception of Trajectory Crossing), and provides for trading only in European Economic Area (“EEA”) symbols. In February 2026, Cboe completed the wind down of CEDX, its pan-European derivatives platform that offered futures and options based on Cboe Europe equity indices, FLEX options, and single stock options. Prior to the wind down, CEDX contributed derivatives transaction services to this segment. Cboe Clear Europe offers the clearing of equity and equity-like instruments for Cboe-operated and other regulated trading venues and clearing SFTs. Prior to the CEDX wind down, Cboe Clear Europe also provided clearing services for derivative transactions executed on CEDX. This segment also includes Cboe Europe, Cboe NL, and formerly Cboe Australia revenue generated from the licensing of proprietary market data and from access and capacity services.
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
Summarized financial data of reportable segments were as follows (in millions):

	Three Months Ended September 30,
	2026
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Revenues	$733.4	$462.2	$103.4	$30.9	$28.9	$—	$1,358.8
Cost of revenues	263.9	348.7	30.1	2.7	1.2	—	646.6
Revenues less cost of revenues	469.5	113.5	73.3	28.2	27.7	—	712.2
Depreciation and amortization	8.5	9.9	6.0	0.6	2.5	0.2	27.7
Other segment operating expenses (a)	125.1	43.0	32.6	5.9	9.2	5.9	221.7
Gain on divestiture, net	—	—	71.5	—	—	—	71.5
Operating income (loss)	$335.9	$60.6	$106.2	$21.7	$16.0	$(6.1)	$534.3

Non-operating income (expenses):
Interest expense (b)	$—	$—	$(2.2)	$—	$—	$(10.9)	$(13.1)
Interest income (b)	0.1	1.1	1.2	0.5	0.1	19.7	22.7
Earnings on investments, net (b)	—	0.2	—	—	—	1.4	1.6
Other income (expense), net (b)	0.1	—	(0.2)	—	—	9.1	9.0
Income before income tax provision	336.1	61.9	105.0	22.2	16.1	13.2	554.5
Income tax provision (c)	—	1.3	0.3	—	—	124.7	126.3
Net income (loss) (d)	$336.1	$60.6	$104.7	$22.2	$16.1	$(111.5)	$428.2

	Three Months Ended September 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Revenues	$616.0	$377.8	$92.8	$32.0	$23.1	$—	$1,141.7
Cost of revenues	235.2	274.3	23.7	2.4	0.6	—	536.2
Revenues less cost of revenues	380.8	103.5	69.1	29.6	22.5	—	605.5
Depreciation and amortization	7.6	11.7	8.2	0.6	2.8	—	30.9
Other segment operating expenses (a)	98.8	38.3	44.5	12.2	8.2	2.3	204.3
Operating income (loss)	$274.4	$53.5	$16.4	$16.8	$11.5	$(2.3)	$370.3

Non-operating income (expenses):
Interest expense (b)	$—	$—	$(2.4)	$—	$—	$(10.9)	$(13.3)
Interest income (b)	0.2	0.9	1.1	0.6	—	11.5	14.3
Earnings on investments, net (b)	—	0.4	—	—	—	52.3	52.7
Other income, net (b)	0.2	0.2	1.4	—	—	4.3	6.1
Income before income tax provision	274.8	55.0	16.5	17.4	11.5	54.9	430.1
Income tax provision (c)	—	1.0	0.3	—	—	128.0	129.3
Net income (loss) (d)	$274.8	$54.0	$16.2	$17.4	$11.5	$(73.1)	$300.8

	Nine Months Ended September 30,
	2026
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Revenues	$2,144.9	$1,397.9	$340.6	$103.2	$87.8	$—	$4,074.4
Cost of revenues	733.9	1,058.5	97.6	8.6	3.1	—	1,901.7
Revenues less cost of revenues	1,411.0	339.4	243.0	94.6	84.7	—	2,172.7
Depreciation and amortization	25.3	31.5	18.8	1.9	7.5	0.3	85.3
Other segment operating expenses (a)	349.2	114.7	108.2	30.8	27.9	12.2	643.0
Gain on divestiture, net	—	—	71.5	—	—	—	71.5
Operating income (loss)	$1,036.5	$193.2	$187.5	$61.9	$49.3	$(12.5)	$1,515.9

Non-operating income (expenses):
Interest expense (b)	$—	$—	$(6.9)	$—	$—	$(32.7)	$(39.6)
Interest income (b)	0.1	2.8	3.4	1.5	0.1	50.7	58.6
(Loss) earnings on investments, net (b)	—	(0.1)	—	—	—	13.8	13.7
Other income, net (b)	0.3	0.6	(0.7)	—	—	15.9	16.1
Income before income tax provision	1,036.9	196.5	183.3	63.4	49.4	35.2	1,564.7
Income tax provision (c)	—	3.7	1.7	—	—	392.3	397.7
Net income (loss) (d)	$1,036.9	$192.8	$181.6	$63.4	$49.4	$(357.1)	$1,167.0

	Nine Months Ended September 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Revenues	$1,776.4	$1,279.7	$284.9	$99.8	$69.4	$—	$3,510.2
Cost of revenues	678.4	983.2	81.3	7.3	2.0	—	1,752.2
Revenues less cost of revenues	1,098.0	296.5	203.6	92.5	67.4	—	1,758.0
Depreciation and amortization	21.5	35.2	24.2	1.7	8.4	0.1	91.1
Other segment operating expenses (a)	284.3	116.1	136.2	36.3	24.7	6.0	603.6
Operating income (loss)	$792.2	$145.2	$43.2	$54.5	$34.3	$(6.1)	$1,063.3

Non-operating income (expenses):
Interest expense (b)	$—	$—	$(6.2)	$—	$—	$(32.8)	$(39.0)
Interest income (b)	0.6	2.5	3.2	1.8	0.1	25.8	34.0
Earnings on investments, net (b)	—	1.0	—	—	—	47.3	48.3
Other (expense) income, net (b)	(1.2)	(1.0)	1.1	—	0.2	9.2	8.3
Income before income tax provision (benefit)	791.6	147.7	41.3	56.3	34.6	43.4	1,114.9
Income tax provision (benefit) (c)	0.1	2.7	1.3	—	(0.1)	324.4	328.4
Net income (loss) (d)	$791.5	$145.0	$40.0	$56.3	$34.7	$(281.0)	$786.5
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

Geographical Information
Long-lived assets by geographic area represent property and equipment, net, and operating lease right of use assets by geographic area. The following summarizes long-lived assets by geographic area based on primary jurisdiction as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
United States	$194.7	$184.5
United Kingdom	33.8	30.0
Other	17.3	29.6
Total	$245.8	$244.1
The following summarizes revenues less cost of revenues by geographic area based on primary jurisdiction (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$629.3	$527.6	$1,898.9	$1,527.7
Other	82.9	77.9	273.8	230.3
Total	$712.2	$605.5	$2,172.7	$1,758.0
15.    EMPLOYEE BENEFIT PLANS
Eligible U.S. employees are able to participate in the Cboe Global Markets SMART Plan (“SMART Plan”). The SMART Plan is a defined contribution plan, which is qualified under Internal Revenue Code Section 401(k). In addition, eligible employees may participate in the Supplemental Executive Retirement Plan and the Deferred Compensation Plan, which are defined contribution plans that are non-qualified under the Internal Revenue Code. Directors may contribute a percentage of their cash and equity compensation to cash and equity deferred compensation plans that are maintained by the Company and defer income taxes thereon. The non-qualified plans' assets, held in a trust, are subject to the claims of general creditors of the Company and totaled $40.7 million and $35.8 million at September 30, 2026, and December 31, 2025, respectively. Although the value of the plans is recorded in financial investments, there is an equal and offsetting liability in other non-current liabilities on the condensed consolidated balance sheets, respectively. The investment results of the non-qualified plans have no impact on net income as the investment results are recorded in equal amounts to both compensation and benefits expense and other income, net in the condensed consolidated statements of income. The Company matches a portion of employee contributions made to the SMART Plan and Supplemental Executive Retirement Plan. The Company contributed $3.4 million and $4.6 million to the defined contribution plans for the three months ended September 30, 2026 and 2025, respectively, and $14.2 million and $13.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Eligible employees outside of the U.S., which include, but are not limited to, employees of Cboe Europe, Cboe NL, Cboe Clear Europe, BIDS, Cboe Asia Pacific, and Cboe Canada, are eligible to participate in various employee-selected stakeholder contribution plans or plans covered by local jurisdictions or by applicable laws. The Company’s contribution to these plans amounted to $1.1 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $3.9 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.
16.    REGULATORY CAPITAL
As broker-dealers registered with the SEC, Cboe Trading, BIDS Trading, and Cboe Fixed Income are subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, as defined therein. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Cboe Trading, BIDS Trading, and Cboe Fixed Income compute the net capital requirements under the basic method provided for in Rule 15c3-1. As of September 30, 2026, Cboe Trading and BIDS Trading were required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. Cboe Fixed Income was required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $5.0 thousand.
As entities regulated by the FCA, Cboe Europe is subject to the Financial Resource Requirement (“FRR”) and Cboe Chi-X Europe is subject to the Capital Resources Requirement (“CRR”). As an RIE, Cboe Europe computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. In accordance with the FCA's Markets in Financial Instruments Directive requirements, Cboe Chi-X Europe computes its CRR as the greater of the base requirement of $0.1 million at September 30, 2026, or the summation of the credit risk, market risk and fixed overhead requirements, as defined.

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
The following table presents the Company’s subsidiaries with regulatory capital requirements discussed above, as well as the actual and minimum regulatory capital requirements of the subsidiary as of September 30, 2026 (in millions):

Subsidiary	Regulatory Authority	Actual	Minimum Requirement
Cboe Trading	FINRA/SEC	$17.2	$1.0
BIDS Trading	FINRA/SEC	13.9	0.2
Cboe Fixed Income	FINRA/SEC	6.5	0.1
Cboe Europe	FCA	73.4	37.1
Cboe Chi-X Europe	FCA	0.6	0.1
Cboe NL	Dutch Authority for Financial Markets	16.6	5.4
Cboe Clear Europe	DNB	144.2	89.4
CFE	CFTC	170.9	39.1
Cboe SEF	CFTC	23.0	2.4
Cboe Digital Exchange	CFTC	9.9	—
Cboe Clear U.S.	CFTC	22.6	14.2
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

Stock-based compensation expense relating to employee awards is included in compensation and benefits and acquisition-related costs in the condensed consolidated statements of income. The Company recognized stock-based compensation expense related to employee awards of $14.4 million and $11.4 million for the three months ended September 30, 2026 and 2025, respectively, and $41.7 million and $35.4 million for the nine months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense relating to non-employee director or advisor awards is included in professional fees and outside services in the condensed consolidated statements of income. The Company recognized stock-based compensation expense related to non-employee director or advisor awards of $0.5 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $1.5 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively.
The activity in the Company’s restricted stock, consisting of restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) for the nine months ended September 30, 2026 was as follows:
RSUs
The following table summarizes RSU activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted average grant date fair value
Nonvested stock at December 31, 2025	458,809	$190.38
Granted	169,021	286.01
Vested	(211,136)	177.28
Forfeited	(33,294)	222.13
Nonvested stock at September 30, 2026	383,400	$237.00
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
In the nine months ended September 30, 2026, to satisfy employees’ tax obligations upon the vesting of restricted stock units, the Company purchased 80,327 shares of common stock totaling $23.2 million as the result of the vesting of 204,104 shares of restricted stock.
PSUs
The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted average grant date fair value
Nonvested stock at December 31, 2025	88,960	$237.75
Granted	70,246	281.57
Vested	(61,914)	168.81
Forfeited	(6,350)	264.44
Nonvested stock at September 30, 2026	90,942	$316.67

PSUs include awards related to earnings per share during the performance period as well as awards related to total shareholder return during the performance period. The Company used the Monte Carlo valuation model method to estimate the fair value of the total shareholder return PSUs, which incorporated the following assumptions for awards granted in 2026: risk-free interest rate (3.47% to 4.17%), volatility (20.41% to 27.17%) and a 2.37 to 2.86-year correlation with the S&P 500 Index (-0.12 to -0.15). Each of these performance shares has a performance condition under which the number of units ultimately awarded will vary from 0% to 200% of the original grant, with each unit representing the contingent right to receive one share of the Company’s common stock. The performance period for the PSUs, contingent on the achievement of performance conditions, is three years. For each of the performance awards, the PSUs will be settled in shares of the Company’s common stock following vesting of the PSU assuming that the participant has been continuously employed during the vesting period, subject to acceleration upon death, disability, or the occurrence of a qualified termination following a change in control. Participants have no voting rights with respect to the PSUs until the issuance of the shares of common stock. Dividend equivalents are accrued by the Company and will be paid once the PSUs, contingent on the achievement of performance conditions, vest.
In the nine months ended September 30, 2026, to satisfy employees’ tax obligations upon the vesting of performance stock, the Company purchased 25,892 shares of common stock totaling $7.1 million as a result of the vesting of 61,914 shares of performance stock.
As of September 30, 2026, there were $77.1 million in total unrecognized compensation costs related to restricted stock units and performance stock units. These costs are expected to be recognized over a weighted average period of 1.9 years.
Employee Stock Purchase Plan
In May 2018, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”), under which a total of 750,000 shares of the Company’s common stock will be made available by the Company for purchase to employees. The ESPP is a broad-based plan that permits employees to contribute up to 10% of wages and base salary to purchase shares of the Company’s common stock at a discount, subject to applicable annual Internal Revenue Service (“IRS”) limitations. Under the ESPP, a participant may not purchase more than 312 shares of the Company’s common stock during any single offering period. No participant may accrue options to purchase shares of the Company’s common stock at a rate that exceeds $25,000 in fair market value of the Company’s common stock (determined at the time such options are granted) for each calendar year in which such rights are outstanding at any time. The exercise price per share of common stock shall be 85% (for eligible U.S. and international employees) of the lesser of the fair value of the stock on the first day of the applicable offering period or the applicable exercise date.
The Company records stock-based compensation expense over the offering period related to the discount that is given to employees, which totaled $0.4 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $2.4 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income. As of September 30, 2026, 396,662 shares were reserved for future issuance under the ESPP.
18.    EQUITY
Common Stock
The Company’s common stock is listed on Cboe BZX under the trading symbol CBOE. As of September 30, 2026, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 104,971,941 and 104,374,451 shares were issued and outstanding, respectively. As of December 31, 2025, 325,000,000 shares of the Company’s common stock were authorized, $0.01 par value, and 104,654,764 and 104,647,739 shares were issued and outstanding, respectively. The holders of common stock are entitled to one vote per share.
Common Stock in Treasury, at Cost
The Company accounts for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Cboe stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. Shares repurchased under the Company’s share repurchase program are retired or they are available to be redistributed. When treasury shares are redistributed, they are recorded at the average cost of the treasury shares acquired. When treasury shares are retired, they are removed from the common stock in treasury balance. The Company held 597,490 and 7,025 shares of common stock in treasury as of September 30, 2026 and December 31, 2025, respectively.

Share Repurchase Program
In 2011, the Board of Directors approved an initial authorization for the Company to repurchase shares of its outstanding common stock of $100 million and subsequently approved additional authorizations for a total authorization of $2.3 billion as of September 30, 2026. The Company expects to fund repurchases primarily through the use of existing cash balances. The program permits the Company to purchase shares, through a variety of methods, including in the open market, through established trading plans, or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or in any specific situation.
The table below shows the repurchased shares of common stock under the Company’s share repurchase program during the period presented as follows:

	Three Months Ended September 30,
	2026	2025
Number of shares of common stock repurchased	210,667	—
Average price paid per share	$266.17	$—
Total purchase price (in millions)	$56.1	$—
Since inception of the program through September 30, 2026, the Company has repurchased 21,562,609 shares of common stock at an average cost per share, excluding commissions and excise taxes, of $84.37, for a total value of $1.8 billion. As a result of these repurchases, certain direct costs and excise taxes are incurred but do not impact our cost per share or availability.
As of September 30, 2026 and 2025, the Company had $480.7 million and $614.5 million of availability remaining under its existing share repurchase authorizations, respectively.
Purchase of Common Stock from Employees
The Company purchased 1,066 and 18,245 shares that were not part of the publicly announced share repurchase authorization from employees for an average price paid per share of $280.75 and $246.57 during the three months ended September 30, 2026 and 2025, respectively. These shares consisted of shares retained to cover payroll withholding taxes or costs in connection with the vesting of restricted stock units and performance share awards.
Preferred Stock
The Company has authorized the issuance of 20,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of September 30, 2026, and December 31, 2025, the Company had no shares of preferred stock issued or outstanding.
Dividends
During the three months ended September 30, 2026, the Company declared and paid cash dividends per share of $0.86 for an aggregate payout of $90.2 million. During the three months ended September 30, 2025, the Company declared and paid cash dividends per share of $0.72 for an aggregate payout of $75.7 million.
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

The effective tax rate from continuing operations was 22.8% and 30.1% for the three months ended September 30, 2026 and 2025, respectively, and 25.4% and 29.5% for the nine months ended September 30, 2026 and 2025, respectively.
The lower effective tax rate for the three and nine months ended September 30, 2026 compared to the same periods in 2025 is primarily due to the non-taxable gain related to the Cboe Australia divestiture.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per share numerator:
Net income	$428.2	$300.8	$1,167.0	$786.5
Net income allocated to participating securities	(1.5)	(1.5)	(4.4)	(3.9)
Net income allocated to common stockholders	$426.7	$299.3	$1,162.6	$782.6
Basic earnings per share denominator:
Weighted average shares outstanding	104.5	104.6	104.6	104.7
Basic earnings per share	$4.08	$2.86	$11.11	$7.47

Diluted earnings per share numerator:
Net income	$428.2	$300.8	$1,167.0	$786.5
Net income allocated to participating securities	(1.5)	(1.5)	(4.4)	(3.9)
Net income allocated to common stockholders	$426.7	$299.3	$1,162.6	$782.6
Diluted earnings per share denominator:
Weighted average shares outstanding	104.5	104.6	104.6	104.7
Dilutive common shares issued under stock program	0.2	0.3	0.3	0.4
Total dilutive weighted average shares	104.7	104.9	104.9	105.1
Diluted earnings per share	$4.08	$2.85	$11.08	$7.45
For the periods presented, the Company did not have shares of stock-based compensation that would have an anti-dilutive effect on the computation of diluted earnings per share.
21.    COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Legal Proceedings
As of September 30, 2026, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.
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
As of September 30, 2026, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these legal proceedings and claims, regulatory reviews, inspections or other legal proceedings, if any, has been incurred. While the consequences of certain unresolved proceedings are not presently determinable, the outcome of any proceeding is inherently uncertain and an adverse outcome from certain matters could have a material effect on the financial position, results of operations, or cash flows of the Company in any given reporting period.
CAT Putative Class Action
A putative class action was filed on April 16, 2024 captioned Erik A. Davidson, John Restivo and National Center for Public Policy Research vs. Gary Gensler, SEC and CATLLC. Cboe and the Plan Participants are not parties to this litigation. The complaint alleges, among other things, that the SEC engaged in unlawful agency action and violated multiple provisions of the U.S. Constitution when it promulgated Rule 613 in 2012 mandating the creation and funding of the CAT. Plaintiffs’ motion for a preliminary injunction and stay was denied. On July 7, 2025, the U.S. District Court for the Western District of Texas (“Texas Federal District Court”) granted the SEC's opposed motion to hold the case in abeyance and stay all deadlines until January 15, 2026. On January 15, 2026, the SEC filed a status report and an opposed Motion to Continue the Abeyance for an additional six months. On January 23, 2026, Plaintiffs filed a motion for class certification. On January 30, 2026, Plaintiffs filed a Renewed Motion for a Preliminary Injunction. On February 4, 2026, the Texas Federal District Court granted the SEC's opposed Motion to Continue the Abeyance until July 15, 2026. In July 2026, the SEC moved to extend the abeyance for six additional months and the parties are waiting for the Texas Federal District Court to rule on the SEC's motion to extend the abeyance. This challenge or any other challenge to the constitutionality of the CAT may delay CATLLC’s assessment of CAT fees to recover a portion of CAT costs. As a result, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT.
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
On March 24, 2026, the American Securities Association (“ASA”) and Citadel Securities, LLC (“Citadel”) filed a Petition for Review of the 2026 CAT Funding Model Order in the U.S. Court of Appeals for the 11th Circuit (“11th Circuit”). On April 2, 2026, ASA and Citadel filed a motion to stay the 2026 CAT Funding Model Order, which the 11th Circuit denied on July 14, 2026. Expedited briefing on the merits ended on July 23, 2026 and oral argument is scheduled for December 17, 2026. This challenge or any other challenge to the SEC order approving the Revised CAT Funding Model and/or Plan Participant(s) fee filings may significantly delay implementation efforts. As a result, the Plan Participants may continue to incur additional significant costs, and/or it may result in them not being able to collect on the promissory notes related to the funding of the implementation and operation of the CAT. The Company believes the appeal is without merit and intervened on behalf of the SEC.
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
Former Employee Litigation
On January 26, 2026, a former employee filed a complaint against the Company in the United States District Court for the District of Kansas (Jacqueline Craine v. Cboe Services Company, Case No. 2:26-cv-2046) alleging wrongful termination, violations of the Family and Medical Leave Act of 1993, as well as the Sarbanes-Oxley Act for alleged retaliation for being a purported whistleblower of alleged accounting and operational control issues. The complaint sought back pay, reinstatement or front pay, compensatory damages, punitive, liquidated, and/or special damages, pre- and post-judgment interest, and fees and costs. In September 2026, the Company entered into a settlement agreement with the former employee; the terms of the settlement are confidential and the amount paid is not material to the Company's operations. The former employee filed to dismiss all claims with prejudice and without any admission of wrongdoing by the Company. The Company previously investigated the allegations with the assistance of outside legal advisers and forensic consultants, and the investigation concluded that the allegations lacked merit.
Other
As self-regulatory organizations under the jurisdiction of the SEC, Cboe Options, C2, BZX, BYX, EDGX, and EDGA are subject to routine reviews and inspections by the SEC. As designated contract markets under the jurisdiction of the CFTC, CFE and Cboe Digital Exchange are subject to routine rule enforcement reviews and examinations by the CFTC. As a derivatives clearing organization under the jurisdiction of the CFTC, Cboe Clear U.S. is also subject to routine audits and examinations by the CFTC. Cboe SEF, LLC is a swap execution facility registered with the CFTC and subject to routine rule enforcement reviews and examinations by the CFTC. Cboe Trading, BIDS Trading, and Cboe Fixed Income are subject to reviews and inspections by FINRA. The Company has from time to time received inquiries and investigative requests from the SEC’s Division of Examinations, the CFTC’s Division of Market Oversight, the CFTC's Division of Clearing and Risk, as well as the SEC Division of Enforcement and CFTC Division of Enforcement seeking information about the Company's or its subsidiaries' compliance with their respective obligations as self-regulatory organizations, as applicable under the federal securities laws and/or the Commodity Exchange Act as well as members’ compliance with the federal securities laws and/or the Commodity Exchange Act.
In addition, Cboe Europe, Cboe Chi-X Europe, Cboe Clear Europe, Cboe NL, and Cboe Canada may be subject to routine reviews, audits, examinations, investigations, or inspections, as applicable, by their respective regulators, and while they have not been the subject of any litigation or regulatory investigation in the past that resulted in a material impact on the Company’s financial position, results of operations, liquidity or capital resources, there is always the possibility of such action in the future. As Cboe Europe and Cboe Chi-X Europe are domiciled in the UK, it is likely that any action would be taken in the UK courts in relation to litigation or by the FCA in relation to any regulatory enforcement action. As Cboe Clear Europe is domiciled in the Netherlands, it is likely that any action would be taken in the Dutch courts in relation to litigation or by the DNB or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. For Cboe NL, also domiciled in the Netherlands, it is likely that any actions would be taken in the Dutch courts in relation to litigation or Dutch Authority for Financial Markets in relation to any regulatory enforcement action. As Cboe Canada is domiciled in Canada, it is likely that any action would be taken in the Canadian courts in relation to litigation or by the OSC and/or CIRO in relation to any regulatory enforcement action.
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
Contractual Obligations
The Company has contractual obligations related to licensing agreements with various licensors, some of which include fixed fees and/or variable fees calculated using agreed upon contracted rates and reported cleared volumes. Certain licensing agreements with varying expiration dates through 2033 contain annual minimum fee requirements that total $14.6 million (excluding estimated variable fees) in 2027. The Company is subject to annual minimum fee requirements under the January 29, 2024 addendum to its cloud services agreement, totaling $6.2 million to $6.9 million each year over the next three years.
See Note 12 (“Clearing Operations”) for information on the clearinghouse exposure guarantees for Cboe Clear Europe and Cboe Clear U.S. See Note 22 (“Leases”) for information on lease obligations.

22.    LEASES
The Company currently leases office space, data centers, remote network operations centers, and equipment under non-cancelable operating leases with third parties as of September 30, 2026. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more, and some of which include the Company’s option to terminate the leases within one year. During the three months ended September 30, 2026, $5.5 million of right of use assets and $5.5 million of lease liabilities were added related to new leases and existing lease extensions.
As of September 30, 2026, right of use assets totaling $0.5 million and operating lease liabilities totaling $0.4 million were classified as assets and liabilities held for sale, respectively, as a result of the Company's definitive agreement to sell Cboe Canada. On July 31, 2026, the Company completed the sale of Cboe Australia to TMX. The Company's operating leases for office space in Sydney, Australia were derecognized as part of the divestiture.
The following table presents the supplemental balance sheet information related to leases as of September 30, 2026 and December 31, 2025, respectively (in millions):

	September 30, 2026	December 31, 2025
Operating lease right of use assets	$100.1	$111.0
Total lease assets	$100.1	$111.0

Current operating lease liabilities (1)	$25.8	$26.9
Non-current operating lease liabilities	108.0	120.9
Total lease liabilities	$133.8	$147.8
___________________________
(1) These amounts are reflected within accounts payable and accrued liabilities in the condensed consolidated balance sheets.
The following table presents operating lease costs and other information as of and for the three and nine months ended September 30, 2026 and 2025, respectively (in millions, except as stated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs (1)	$7.6	$9.2	$24.6	$29.0

Lease term and discount rate information:
Weighted average remaining lease term (years)			6.5	7.1
Weighted average discount rate			3.6%	3.6%

Supplemental disclosure of cash transactions:
Cash paid for amounts included in the measurement of lease liabilities	$8.7	$8.0	$23.8	$20.6
Lease incentive for leasehold improvements	—	—	—	2.3
Supplemental disclosure of noncash activities:
Right of use assets obtained in exchange for lease liabilities	$5.5	$0.6	$13.7	$7.6
Reduction in lease liabilities due to remeasurement	(0.2)	—	(2.2)	(0.2)
Lease liabilities derecognized upon sale of subsidiary	(5.5)	—	(5.5)	—
___________________________
(1) Includes short-term lease and variable lease costs, which are immaterial.

The maturities of the lease liabilities are as follows as of September 30, 2026 (in millions):

September 30, 2026
Remainder of 2026	$7.9
2027	29.1
2028	27.8
2029	15.9
2030	15.7
After 2030	54.2
Total lease payments	$150.6
Less: Interest	(16.8)
Present value of lease liabilities	$133.8
23.    SUBSEQUENT EVENTS
Subsequent to the three months ended September 30, 2026, from October 1, 2026 through October 28, 2026, the Company repurchased 29,216 shares of its common stock under its share repurchase program at an average cost per share of $276.41, excluding commissions and excise taxes, for a total value of $8.1 million. As of October 28, 2026, the Company had $1.0 billion of availability remaining under its existing share repurchase authorizations.
On October 22, 2026, the Company's Board of Directors authorized an additional $550 million to repurchase shares of the Company’s outstanding common stock. This is in addition to any unused amount remaining under prior authorizations.
On October 22, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.86 per share. The dividend is payable on December 15, 2026 to stockholders at the close of business on November 30, 2026.
On October 22, 2026, the Company's Board of Directors approved the retirement of 605,490 shares of treasury stock. These shares represent shares that were repurchased as part of the Company's share repurchase program from October 1, 2025 through September 30, 2026, and shares purchased from employees to cover payroll withholding taxes in connection with the vesting of RSUs and PSUs.
There have been no other subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026.

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
Cboe’s subsidiaries include the largest options exchange and the third largest equities exchange operator in the U.S. In addition, the Company operates Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges), one of the largest equities exchanges by value traded in Europe, and owns Cboe Clear Europe, a leading pan-European equities clearinghouse, BIDS Holdings, which owns a leading block-trading ATS by volume in the U.S. and provides block-trading services with Cboe market operators in Europe and Canada, Cboe Clear U.S., an operator of a regulated clearinghouse, Cboe Canada, a recognized Canadian securities exchange, and Cboe Australia (sold as of July 31, 2026). Cboe subsidiaries also serve collectively as a leading market globally for exchange-traded products (“ETPs”) listings and trading.
The Company is headquartered in Chicago with offices in Amsterdam, Belfast, Hong Kong, Kansas City, London, Manila, New York, Washington D.C., Singapore, Tokyo, and Toronto.
In 2025, following a comprehensive strategic review of its global business operations, Cboe initiated the wind down of its Japanese equities business, including the cessation of operations of its Cboe Japan proprietary trading system and Cboe BIDS Japan block trading platform.
In January 2026, the Company formally initiated the wind down of the CEDX exchange service following a comprehensive strategic review of its global operations. The CEDX exchange service was decommissioned effective February 23, 2026.
On April 20, 2026, the Company’s Executive Committee of the Board of Directors approved the sale of Cboe Australia and Cboe Canada to a single buyer. On April 22, 2026, the Company announced a definitive agreement to sell its Cboe Australia and Cboe Canada businesses to TMX Group Limited (“TMX”), a leading market operator, for approximately $300 million. The transaction is subject to customary closing conditions, including applicable regulatory approvals. The sale of Cboe Australia closed on July 31, 2026, and the sale of Cboe Canada is expected to close after required approvals have been obtained.
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
S&P Dow Jones Indices Exclusive Licensing Agreement Extension
On September 29, 2026, the Company announced a 25-year extension of its exclusive licensing agreement with S&P Dow Jones Indices (“S&P DJI”) that will continue the longstanding collaboration through 2051. Under the agreement, the Company will continue to have the exclusive rights to offer trading in its flagship SPX options. The Company and S&P DJI may also collaborate to pursue innovation beyond traditional index derivatives, including new products like tokenized options contracts.
Executive Transitions
On January 26, 2026, the Company announced the appointments of Scott Johnston as Executive Vice President, Chief Operating Officer, and Heidi Fischer as Executive Vice President, Head of Cash and Spot Markets.
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
Options. The Options segment includes options on market indices (“index options”) which include our proprietary SPX and VIX options, as well as on the stocks of individual corporations (“equity options”) and on ETPs such as exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”), which are “multi-listed” options and listed on a non-exclusive basis. These options are eligible to trade, as applicable, on Cboe Options, C2, BZX, EDGX, and/or other U.S. national securities exchanges. Cboe Options is the Company’s primary options market and offers trading in listed options through a single system that integrates electronic trading and traditional open outcry trading on the Cboe Options trading floor in Chicago. On June 23, 2026, the Company launched the first products in its new prediction markets suite, Cboe Predicts, a securities-based product that is listed on Cboe Options and centrally cleared by OCC. C2 Options, BZX Options, and EDGX Options are all-electronic options exchanges, and typically operate with different market models and fee structures than Cboe Options. The Options segment also includes applicable market data fee revenues generated from the consolidated tape plans, the licensing of proprietary options market data, index licensing, routing services, and access and capacity services.
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
Europe and Asia Pacific. The Europe and Asia Pacific segment includes the pan-European derivatives transaction services, ETPs, including exchange traded funds, exchange traded notes, and exchange traded commodities, and international depositary receipts that are hosted on MTFs operated by Cboe Europe Equities (Cboe Europe and Cboe NL equities exchanges) and formerly CEDX. It also includes the ETP listings business on RMs and clearing activities of Cboe Clear Europe, as well as the equities services of Cboe Australia, an operator of a trading venue in Australia until July 31, 2026, following the sale of Cboe Australia. Cboe Europe operates lit and dark books, a periodic auctions book, a closing cross book, and two BIDS order books, a Large-in-Scale (“LIS”) trading negotiation facility and a volume-weighted average price (“VWAP”) trajectory crossing facility. Cboe NL, based in Amsterdam, operates similar business functionality to that offered by Cboe Europe (with the exception of Trajectory Crossing), and provides for trading only in European Economic Area (“EEA”) symbols. In February 2026, Cboe completed the wind down of CEDX, its pan-European derivatives platform that offered futures and options based on Cboe Europe equity indices, FLEX options, and single stock options. Prior to the wind down, CEDX contributed derivatives transaction services to this segment. Cboe Clear Europe offers the clearing of equity and equity-like instruments for Cboe-operated and other regulated trading venues and clearing SFTs. Prior to the

CEDX wind down, Cboe Clear Europe also provided clearing services for derivative transactions executed on CEDX. This segment also includes Cboe Europe, Cboe NL, and formerly Cboe Australia revenue generated from the licensing of proprietary market data and from access and capacity services.
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
•continuing pressure in transaction fee pricing due to intense competition in the North American and European markets;
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
Components of Cost of Revenues
Liquidity Payments
Liquidity payments are primarily correlated to the trading volumes on our markets. As stated above, we record the liquidity rebates paid to market participants providing liquidity, in the case of Cboe Options, C2, BZX, EDGX, Cboe Europe Equities, Cboe Clear U.S., Cboe Digital Exchange, and CFE as cost of revenue. BYX offers an inverted pricing model where we rebate liquidity takers for executing against an order resting on our book, which is also recorded as a cost of revenue. EDGA offers a maker-taker fee model under which liquidity providers receive a rebate, while liquidity takers pay a fee, all within a pricing model that does not include volume-based tiers.
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
Other Expenses
Other expenses represent costs necessary to support our operations that are not already included in the above categories, including, but not limited to, bad debt provisions, office expenses, charitable contributions, insurance, and general corporate expenses.
Gain on Divestiture, Net
Gain on divestiture, net represents the net gain recognized upon the sale of our Cboe Australia business to TMX, and primarily consists of the excess of sale proceeds over the net carrying value of the assets and liabilities disposed of, the reclassification of related accumulated foreign currency translation adjustments from other comprehensive income, and transaction and other closing-related costs.
Non-Operating Income (Expenses)
Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as interest expense, interest income, earnings (loss) on investments, net, or other income (expenses), net. These activities primarily include interest earned on the investing of excess cash, commitment fees and interest expense related to outstanding debt facilities, income and unrealized gains and losses related to investments held in a trust for the Company’s non-qualified retirement and benefit plans, including non-employee director deferred compensation, unrealized and realized gains or losses or income earned related to the Company’s minority investments, transition services agreement income related to recent divestitures, exchange gain and loss, and equity earnings or losses from our investments in other business ventures.

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
We believe our presentation of these measures provides additional and comparative information to assess trends in our core operations and a means to evaluate period-to-period comparisons. Non-GAAP financial measures are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. We have presented the following non-GAAP measures because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors, and other interested parties in the evaluation of companies. We use adjusted operating EBITDA as a measure of operating performance for preparation of our forecasts and we use adjusted EBITDA for evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility. In addition, we have presented adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of exchanges. We have presented organic net revenue because we consider it a useful measure for evaluating our operating financial performance before the effects of acquisitions or divestitures. We believe that investors may find these non-GAAP measures useful in evaluating our performance compared to that of peer companies in our industry, however, these non-GAAP financial measures are not presented in accordance with, or as an alternative to, GAAP financial measures and may be calculated differently from non-GAAP measures used by other companies, which reduces their usefulness as comparative measures. We encourage analysts, investors, and other interested parties to use these non-GAAP measures as supplemental information to the GAAP financial measures included herein, including our condensed consolidated financial statements, to enhance their analysis and understanding of our performance and in making comparisons. We note that non-GAAP measures have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Please see the footnotes below for definitions, additional information, and reconciliations from the closest GAAP measure.

The following summarizes changes in financial performance for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. “YTD” represents the nine month periods ended September 30, 2026 and 2025, respectively:
(1)These are Non-GAAP figures for which reconciliations are provided below (in millions, except percentages, earnings per share, and as noted below).

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Total revenues	$1,358.8	$1,141.7	$217.1	19%	$4,074.4	$3,510.2	$564.2	16%
Total cost of revenues	646.6	536.2	110.4	21%	1,901.7	1,752.2	149.5	9%
Revenues less cost of revenues	712.2	605.5	106.7	18%	2,172.7	1,758.0	414.7	24%
Total operating expenses	249.4	235.2	14.2	6%	728.3	694.7	33.6	5%
Gain on divestiture, net	71.5	—	71.5	*	71.5	—	71.5	*
Operating income	534.3	370.3	164.0	44%	1,515.9	1,063.3	452.6	43%
Operating margin	75.0%	61.2%	13.8%	*	69.8%	60.5%	9.3%	*
Income before income tax provision	$554.5	$430.1	$124.4	29%	$1,564.7	$1,114.9	$449.8	40%
Income tax provision	126.3	129.3	(3.0)	(2)%	397.7	328.4	69.3	21%
Net income	428.2	300.8	127.4	42%	1,167.0	786.5	380.5	48%
Net income allocated to participating securities	(1.5)	(1.5)	—	—%	(4.4)	(3.9)	(0.5)	13%
Net income allocated to common stockholders	$426.7	$299.3	$127.4	43%	$1,162.6	$782.6	$380.0	49%
Net income allocated to common stockholders margin	59.9%	49.4%	10.5%	*	53.5%	44.5%	9.0%	*
Basic earnings per share	$4.08	$2.86	$1.22	43%	$11.11	$7.47	$3.64	49%
Diluted earnings per share	4.08	2.85	1.23	43%	11.08	7.45	3.63	49%
Organic net revenue (1)	709.3	598.1	111.2	19%	2,152.4	1,736.5	415.9	24%
Adjusted operating income (2)	508.2	395.3	112.9	29%	1,551.1	1,142.1	409.0	36%
Adjusted operating margin (2)	71.4%	65.3%	6.1%	*	71.4%	65.0%	6.4%	*
Operating EBITDA (2)	$562.0	$401.2	$160.8	40%	$1,601.2	$1,154.4	$446.8	39%
Operating EBITDA margin (2)	78.9%	66.3%	12.6%	*	73.7%	65.7%	8.0%	*
Adjusted operating EBITDA (2)	$521.8	$409.0	$112.8	28%	$1,591.0	$1,180.4	$410.6	35%
Adjusted operating EBITDA margin (2)	73.3%	67.5%	5.8%	*	73.2%	67.1%	6.1%	*
EBITDA (3)	$571.1	$458.5	$112.6	25%	$1,626.6	$1,207.1	$419.5	35%
EBITDA margin (3)	80.2%	75.7%	4.5%	*	74.9%	68.7%	6.2%	*
Adjusted EBITDA (3)	$528.8	$415.3	$113.5	27%	$1,604.8	$1,181.4	$423.4	36%
Adjusted EBITDA margin (3)	74.2%	68.6%	5.6%	*	73.9%	67.2%	6.7%	*
Adjusted earnings (3)	$379.6	$279.8	$99.8	36%	$1,141.4	$800.7	$340.7	43%
Diluted weighted average shares outstanding	104.7	104.9	(0.2)	(0)%	104.9	105.1	(0.2)	(0)%
Adjusted diluted earnings per share (3)	$3.63	$2.67	$0.96	36%	$10.88	$7.62	$3.26	43%
___________________________
*Not meaningful

(1)Organic net revenue is defined as revenues less cost of revenues excluding revenues less cost of revenues of any acquisition that has occurred in the last year or any divestiture. Revenues less cost of revenues from acquisitions that have occurred more than one year ago are considered organic and are no longer excluded from organic net revenue from either period for comparative purposes. A reconciliation of organic net revenue to revenues less cost of revenues is included in the reconciliations that follow.
(2)Adjusted operating income is defined as operating income after relevant operating adjustments, which include revenue, cost of revenues, operating expense adjustments, and other operating adjustments, as applicable. Adjusted operating margin represents adjusted operating income divided by revenues less cost of revenues. Operating EBITDA is defined as operating income before depreciation and amortization. Operating EBITDA margin represents operating EBITDA divided by revenues less cost of revenues. Adjusted operating EBITDA is calculated by adding back to operating EBITDA relevant operating adjustments, which include revenue, cost of revenues, operating expense adjustments, and other operating adjustments, as applicable. Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues. Relevant adjustments are detailed in the reconciliations that follow.
(3)EBITDA is defined as income before interest, net, income taxes, and depreciation and amortization. EBITDA margin represents EBITDA divided by revenues less cost of revenues. Adjusted EBITDA is calculated by adding back to EBITDA relevant adjustments, which include revenue, cost of revenues, operating expense, other operating adjustments, and non-operating adjustments, as applicable. Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues. Adjusted earnings is defined as net income after relevant adjustments, which include revenue, cost of revenues, operating expense, other operating adjustments, non-operating adjustments, certain tax adjustments, and net income or loss allocated to participating securities, net of income tax effects of these adjustments, as applicable. Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding. Relevant adjustments are detailed in the reconciliations that follow.

The following is a reconciliation of revenues less cost of revenues (“net revenue”) to organic net revenue (in millions) for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended, September 30
	Cash and Spot Markets		Data Vantage		Derivatives Markets		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues less cost of revenues (net revenue)	$131.4	$117.3	$179.1	$158.9	$401.7	$329.3	$712.2	$605.5
Divestiture net revenue	(0.5)	(1.0)	(2.4)	(6.4)	—	—	(2.9)	(7.4)
Organic net revenue	$130.9	$116.3	$176.7	$152.5	$401.7	$329.3	$709.3	$598.1

	Nine Months Ended, September 30
	Cash and Spot Markets		Data Vantage		Derivatives Markets		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues less cost of revenues (net revenue)	$415.2	$339.6	$534.7	$463.4	$1,222.8	$955.0	$2,172.7	$1,758.0
Divestiture net revenue	(2.9)	(2.5)	(17.4)	(19.0)	—	—	(20.3)	(21.5)
Organic net revenue	$412.3	$337.1	$517.3	$444.4	$1,222.8	$955.0	$2,152.4	$1,736.5
The following is a reconciliation of operating income to adjusted operating income (in millions) for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating income	$534.3	$370.3	$1,515.9	$1,063.3
Acquisition-related costs (a)	—	0.2	—	0.4
Amortization of acquired intangible assets (b)	14.1	17.2	45.4	52.8
Gain on divestiture, net (c)	(71.5)	—	(71.5)	—
Provision for notes receivable (d)	14.0	—	14.0	—
Strategic realignment costs (e)	16.7	7.0	45.5	24.6
Executive compensation adjustment (f)	0.6	0.6	1.8	1.0
Adjusted operating income	$508.2	$395.3	$1,551.1	$1,142.1

The following is a reconciliation of operating income (loss) to operating EBITDA and adjusted operating EBITDA by segment (in millions) for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,
	2026
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Operating income (loss)	$335.9	$60.6	$106.2	$21.7	$16.0	$(6.1)	$534.3
Depreciation and amortization	8.5	9.9	6.0	0.6	2.5	0.2	27.7
Operating EBITDA	$344.4	$70.5	$112.2	$22.3	$18.5	$(5.9)	$562.0
Gain on divestiture, net (c)	—	—	(71.5)	—	—	—	(71.5)
Provision for notes receivable (d)	5.1	8.9	—	—	—	—	14.0
Strategic realignment costs (e)	8.1	2.3	3.0	0.6	0.2	2.5	16.7
Executive compensation adjustment (f)	0.3	0.1	—	—	—	0.2	0.6
Adjusted operating EBITDA	$357.9	$81.8	$43.7	$22.9	$18.7	$(3.2)	$521.8

	Three Months Ended September 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Operating income (loss)	$274.4	$53.5	$16.4	$16.8	$11.5	$(2.3)	$370.3
Depreciation and amortization	7.6	11.7	8.2	0.6	2.8	—	30.9
Operating EBITDA	$282.0	$65.2	$24.6	$17.4	$14.3	$(2.3)	$401.2
Acquisition-related costs (a)	—	0.1	—	—	—	0.1	0.2
Strategic realignment costs (e)	—	—	6.9	0.1	—	—	7.0
Executive compensation adjustment (f)	—	—	—	—	—	0.6	0.6
Adjusted operating EBITDA	$282.0	$65.3	$31.5	$17.5	$14.3	$(1.6)	$409.0

The following is a reconciliation of operating income to operating EBITDA and adjusted operating EBITDA by segment (in millions) for the three and nine months ended September 30, 2026 and 2025, respectively (continued from previous page):

	Nine Months Ended September 30,
	2026
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Operating income (loss)	$1,036.5	$193.2	$187.5	$61.9	$49.3	$(12.5)	$1,515.9
Depreciation and amortization	25.3	31.5	18.8	1.9	7.5	0.3	85.3
Operating EBITDA	$1,061.8	$224.7	$206.3	$63.8	$56.8	$(12.2)	$1,601.2
Gain on divestiture, net (c)	—	—	(71.5)	—	—	—	(71.5)
Provision for notes receivable (d)	5.1	8.9	—	—	—	—	14.0
Strategic realignment costs (e)	23.7	6.4	8.1	2.2	0.9	4.2	45.5
Executive compensation adjustment (f)	0.3	0.1	—	—	—	1.4	1.8
Adjusted operating EBITDA	$1,090.9	$240.1	$142.9	$66.0	$57.7	$(6.6)	$1,591.0

	Nine Months Ended September 30,
	2025
	Options	North American Equities	Europe and Asia Pacific	Futures	Global FX	Corporate Items and Eliminations	Total
Operating income (loss)	$792.2	$145.2	$43.2	$54.5	$34.3	$(6.1)	$1,063.3
Depreciation and amortization	21.5	35.2	24.2	1.7	8.4	0.1	91.1
Operating EBITDA	$813.7	$180.4	$67.4	$56.2	$42.7	$(6.0)	$1,154.4
Acquisition-related costs (a)	—	0.3	—	(0.1)	—	0.2	0.4
Strategic realignment costs (e)	—	—	24.0	0.6	—	—	24.6
Executive compensation adjustment (f)	—	—	—	—	—	1.0	1.0
Adjusted operating EBITDA	$813.7	$180.7	$91.4	$56.7	$42.7	$(4.8)	$1,180.4

The following is a reconciliation of net income allocated to common stockholders to EBITDA and adjusted EBITDA (in millions) for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income allocated to common stockholders	$426.7	$299.3	$1,162.6	$782.6
Interest (income) expense, net	(9.6)	(1.0)	(19.0)	5.0
Income tax provision	126.3	129.3	397.7	328.4
Depreciation and amortization	27.7	30.9	85.3	91.1
EBITDA	$571.1	$458.5	$1,626.6	$1,207.1
Acquisition-related costs (a)	—	0.2	—	0.4
Gain on divestiture, net (c)	(71.5)	—	(71.5)	—
Provision for notes receivable (d)	14.0	—	14.0	—
Strategic realignment costs (e)	16.7	7.0	45.5	24.6
Executive compensation adjustment (f)	0.6	0.6	1.8	1.0
Non-operating investment adjustments, net (g)	(2.1)	(51.0)	(11.6)	(51.7)
Adjusted EBITDA	$528.8	$415.3	$1,604.8	$1,181.4
The following is a reconciliation of net income allocated to common stockholders to adjusted earnings (in millions) for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income allocated to common stockholders	$426.7	$299.3	$1,162.6	$782.6
Acquisition-related costs (a)	—	0.2	—	0.4
Amortization of acquired intangible assets (b)	14.1	17.2	45.4	52.8
Gain on divestiture, net (c)	(71.5)	—	(71.5)	—
Provision for notes receivable (d)	14.0	—	14.0	—
Strategic realignment costs (e)	16.7	7.0	45.5	24.6
Executive compensation adjustment (f)	0.6	0.6	1.8	1.0
Non-operating investment adjustments, net (g)	(2.1)	(51.0)	(11.6)	(51.7)
Tax effect of adjustments	(10.7)	6.5	(24.6)	(7.7)
Deferred tax re-measurements (h)	(1.7)	—	(2.3)	(1.0)
Tax reserves (h)	—	—	(11.4)	—
State rate changes (h)	(6.6)	—	(6.6)	—
Net income allocated to participating securities	0.1	—	0.1	(0.3)
Adjusted earnings	$379.6	$279.8	$1,141.4	$800.7
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
(c) This amount represents the net gain recognized upon the sale of our Cboe Australia business to TMX Group Limited.
(d) This amount represents an incremental reserve for collectability related to the Company's notes receivable in connection with the funding of the Consolidated Audit Trail, which is included in other expenses on the condensed consolidated statements of income.
(e) This amount represents certain strategic realignment costs related to announced strategic realignment initiatives. For the three months ended September 30, 2026, the costs included $13.0 million in compensation and benefits, $2.1 million in professional fees and outside services, $1.4 million in impairment of assets, and $0.2 million in other expenses on the condensed consolidated statements of income. For the three months ended September 30, 2025, the costs included $4.5 million in impairment of assets and $2.5 million in compensation and benefits on the condensed consolidated statements of income. For the nine months ended September 30, 2026, the costs included $36.3 million in compensation and benefits, $6.1 million in professional fees and outside services, $1.9 million in technology support services, and $1.4 million in impairment of assets, partially offset by a reversal of $0.2 million in other expenses on the condensed consolidated statements of income. For the nine months ended September 30, 2025, the costs included $21.6 million in impairment of assets and $3.0 million in compensation and benefits on the condensed consolidated statements of income.
(f) This amount represents the CEO sign-on long-term equity awards granted in 2025 with a grant date value of $6.0 million (comprised of a mixture of time and performance-based awards) that are subject to a 3-year cliff vesting requirement associated with the hiring of Craig Donohue as Chief Executive Officer, which is included in compensation and benefits on the condensed consolidated statements of income. This amount does not include the CEO's annual long-term equity incentive awards that were prorated for 2025.
(g) This amount represents gains associated with the Company's former investment in 7Ridge Fund (which owns Trading Technologies) as a result of Trading Technologies' sale, as well as the net gains and losses associated with the Company's minority investments, in addition to PYTH token intangible assets which are included in earnings on investments, net on the condensed consolidated statements of income.
(h) These amounts represent the remeasurements of deferred tax assets and liabilities at prevailing effective tax rates for the three and nine months ended September 30, 2026 and 2025, the tax impact related to the resolution of uncertain tax positions and prior year state provision-to-return adjustments for the three and nine months ended September 30, 2026.

The following summarizes changes in certain operational and financial metrics for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

The following summarizes changes in certain operational and financial metrics for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 (continued from previous page):

The following table includes operational and financial metrics for our Options, North American Equities, Europe and Asia Pacific, Futures, and Global FX segments. The following summarizes changes in certain operational and financial metrics for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025:

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
	(in millions, except percentages, trading days, and as noted below)				(in millions, except percentages, trading days, and as noted below)
Options:
Average daily volume (ADV) (in millions of contracts):
Market ADV	70.0	60.8	9.2	15%	70.6	58.8	11.8	20%
Total touched contracts (1)	21.3	18.8	2.5	14%	21.1	18.1	3.0	17%
Multi-listed contract ADV	15.3	13.9	1.4	10%	15.0	13.3	1.7	12%
Index contract ADV	6.1	4.9	1.2	24%	6.1	4.8	1.3	28%
Trading days	64	64	—	—%	187	186	1	1%
Total Options revenue per contract (RPC) (2)	$0.307	$0.281	$0.026	9%	$0.322	$0.289	$0.033	11%
Multi-listed options RPC (2)	$0.052	$0.055	$(0.003)	(5)%	$0.065	$0.063	$0.002	3%
Index options RPC (2)	$0.952	$0.926	$0.026	3%	$0.948	$0.919	$0.029	3%
Total Options market share	30.5%	30.9%	(0.4)%	*	29.9%	30.7%	(0.8)%	*
Multi-listed options market share	24.0%	24.9%	(0.9)%	*	23.3%	24.7%	(1.4)%	*
North American Equities:
U.S. Equities:
U.S. Equities - Exchange:
ADV:
Total matched shares (in billions) (5)	1.5	1.7	(0.2)	(12)%	1.8	1.8	—	1%
Market ADV (in billions)	16.9	17.6	(0.7)	(4)%	19.0	17.2	1.8	10%
Market share	8.9%	9.8%	(0.9)%	*	9.4%	10.2%	(0.8)%	*
U.S. Equities - Exchange (net capture per one hundred touched shares) (3)	$0.022	$0.015	$0.007	51%	$0.019	$0.014	$0.005	39%
U.S. ETPs: launches (number of launches)	196	93	103	111%	565	236	329	139%
U.S. ETPs: listings (number of listings)	1,647	1,032	615	60%	1,647	1,032	615	60%
U.S. Equities - Off-Exchange:
ADV (touched shares, in millions) (1)	213.5	202.3	11.2	6%	233.1	140.7	92.4	66%
U.S. Equities - Off-Exchange (net capture per one hundred touched shares) (4)	$0.059	$0.064	$(0.005)	(8)%	$0.060	$0.081	$(0.021)	(25)%
Trading days	64	64	—	—%	187	186	1	1%
Canadian Equities:
ADV (matched shares, in millions) (5)	158.8	163.8	(5.0)	(3)%	186.6	158.0	28.6	18%
Trading days	63	63	—	—%	188	188	—	—%
Net capture (per 10,000 touched shares, in Canadian dollars) (6)	$4.534	$4.142	$0.392	9%	$4.396	$4.204	$0.192	5%
Europe and Asia Pacific:
European Equities:
ADNV:
Matched ADNV (Euros - in billions) (7)	€12.4	€11.7	€0.7	6%	€15.0	€13.0	€2.0	15%
Market ADNV (Euros - in billions)	54.2	46.1	8.1	18%	61.6	52.0	9.6	18%
Trading days	66	66	—	—%	192	192	—	—%
Market share	23.0%	25.4%	(2.4)%	*	24.4%	25.1%	(0.7)%	*
Net capture (per matched notional value (bps), in Euros) (8)	€0.282	€0.288	€(0.006)	(2)%	€0.281	€0.266	€0.015	6%
Cboe Clear Europe:
Trades cleared, in millions (9)	397.8	329.3	68.5	21%	1,255.0	1,142.3	112.7	10%
Fee per trade cleared (10)	€0.008	€0.010	€(0.002)	(15)%	€0.008	€0.008	€—	0%
European Equities market share cleared (11)	41.2%	39.6%	1.6%	*	40.5%	39.4%	1.1%	*
Net settlement volume, in millions (12)	4.2	3.5	0.7	19%	12.1	10.0	2.1	21%
Net fee per settlement (13)	€1.036	€1.015	€0.021	2%	€1.041	€0.975	€0.066	7%
Futures:
ADV (in thousands)	187.3	200.7	(13.4)	(7)%	230.4	223.0	7.4	3%
Trading days	64	64	—	—%	187	186	1	1%
RPC	$1.712	$1.745	$(0.033)	(2)%	$1.671	$1.725	$(0.054)	(3)%
Global FX:
ADNV ($ - in billions)	$61.1	$49.9	$11.2	22%	$64.0	$52.6	$11.4	22%
Trading days	66	66	—	—%	194	194	—	—%
Net capture (per one million dollars traded) (14)	$2.91	$2.89	$0.02	1%	$2.92	$2.82	$0.10	3%

Average British pound/U.S. dollar exchange rate	$1.344	$1.348	$(0.004)	(0)%	$1.344	$1.314	$0.030	2%
Average Canadian dollar/U.S. dollar exchange rate	$0.715	$0.726	$(0.011)	(2)%	$0.722	$0.715	$0.007	1%
Average Euro/U.S. dollar exchange rate	$1.151	$1.169	$(0.018)	(2)%	$1.161	$1.118	$0.043	4%
Average Euro/British pound exchange rate	£0.856	£0.867	£(0.011)	(1)%	£0.864	£0.851	£0.013	2%
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
(14)Net capture per one million dollars traded refers to net transaction fees less liquidity payments, if any, divided by the product of one-thousandth of ADNV traded on Cboe FX Markets and the number of trading days for Spot and SEF, divided by two, which represents the buyer and seller that are both charged on the transaction.

Revenues
Total revenues for the three months ended September 30, 2026 increased $217.1 million, or 19%, compared to the same period in 2025 primarily due to an increase in the Section 31 fee rate following a rate change in April 2026, coupled with an increase in derivatives markets revenue driven by an increase in transaction and clearing fees as a result of increased volumes traded on the Cboe options exchanges, partially offset by a decrease in volumes traded on the Cboe U.S. equities exchanges. Total revenues for the nine months ended September 30, 2026 increased $564.2 million, or 16%, compared to the same period in 2025 primarily due to an increase in derivatives markets and cash and spot markets revenue driven by an increase in transaction and clearing fees as a result of increased volumes traded on the Cboe options, Cboe U.S. equities, and Cboe European equities exchanges, coupled with an increase in Section 31 fees due to an increase in volumes traded on the Cboe U.S. equity and options exchanges.
The following summarizes changes in revenues for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 (in millions, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Cash and spot markets	$511.3	$415.0	$96.3	23%	$1,573.8	$1,403.5	$170.3	12%
Data Vantage	182.6	162.1	20.5	13%	545.5	472.9	72.6	15%
Derivatives markets	664.9	564.6	100.3	18%	1,955.1	1,633.8	321.3	20%
Total revenues	$1,358.8	$1,141.7	$217.1	19%	$4,074.4	$3,510.2	$564.2	16%
Cash and Spot Markets
Cash and spot markets revenue increased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in regulatory fees, partially offset by a decrease in transaction and clearing fees on Cboe U.S. equity exchanges (BZX, BYX, EDGX, EDGA, collectively, the "Cboe U.S. equity exchanges"). Regulatory fees increased primarily due to an increase in the Section 31 fee rate, from an average of $0 per million dollars of covered sales for the three months ended September 30, 2025 to an average rate of $20.60 per million dollars of covered sales for the three months ended September 30, 2026, following a rate change effective April 2026 to $20.60 per million dollars of covered sales. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees. Transaction and clearing fees decreased primarily due to a 12% decrease in total matched shares on Cboe U.S. equity exchanges.
Cash and spot markets revenue increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in transaction and clearing fees, coupled with an increase in regulatory fees. Transaction and clearing fees increased primarily due to pricing changes implemented from late second quarter through the third quarter of 2025 on Cboe U.S. equity exchanges, a 15% increase in Cboe European equities exchanges matched ADNV, and a 22% increase in Global FX ADNV. Regulatory fees increased primarily due to an increase in the volumes on the Cboe U.S. equity and options exchanges, partially offset by a decrease in the Section 31 fee rate, from an average of $13.68 per million dollars of covered sales for the nine months ended September 30, 2025 to an average rate of $13.52 per million dollars of covered sales for the nine months ended September 30, 2026, following a rate change in May 2025 to $0 per million dollars of covered sales, which remained in effect until April 2026. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees.
Data Vantage
Data Vantage revenue increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increases in logical port fees and physical port fees in the Options and North American Equities segments, driven by increased customer demand. Proprietary market data fees increased primarily due to increases in customer demand for existing data products as a result of increased new unit sales and a strong contribution from new product sales, complementing continued demand for access to our markets and a durable and growing international contribution.
Derivatives Markets
Derivatives markets revenue increased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in transaction and clearing fees, coupled with an increase in regulatory fees. Transaction and clearing fees increased primarily due to a 24% increase in index options ADV. Regulatory fees increased primarily due to an increase in the Section 31 fee rate, from an average of $0 per million dollars of covered sales for the three months ended September 30, 2025 to an average rate of $20.60 per million dollars of covered sales for the three months ended September 30, 2026, following a rate change effective April 2026 to $20.60 per million dollars of covered sales. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees.
Derivatives markets revenue increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in transaction and clearing fees, coupled with an increase in regulatory fees. Transaction and clearing fees increased primarily due to a 28% increase in index options ADV and a 12% increase in multi-listed options ADV. Regulatory fees increased primarily due to an increase in volumes traded on the Cboe U.S. equity and options exchanges, partially offset by a decrease in the Section 31 fee rate, from an average of $13.68 per million dollars of covered sales for the nine months ended September 30, 2025 to an average rate of $13.52 per million dollars of covered sales for the nine months ended September 30, 2026, following a rate change in May 2025 to $0 per million dollars of covered sales, which remained in effect until April 2026. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees.

Cost of Revenues
The following tables reconcile the disaggregated cost of revenues categories presented on the condensed consolidated statements of income to the revenue categories presented on the condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025, respectively (in millions):

	Three Months Ended September 30, 2026
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$240.9	$—	$162.9	$403.8
Routing and clearing fees	14.7	—	4.5	19.2
Regulatory fees cost of revenues	109.5	—	34.4	143.9
Royalty fees and other cost of revenues	14.8	3.5	61.4	79.7
Total cost of revenues	$379.9	$3.5	$263.2	$646.6

	Three Months Ended September 30, 2025
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$274.0	$—	$179.3	$453.3
Routing and clearing fees	15.2	—	4.8	20.0
Regulatory fees cost of revenues	—	—	—	—
Royalty fees and other cost of revenues	8.5	3.2	51.2	62.9
Total cost of revenues	$297.7	$3.2	$235.3	$536.2

	Nine Months Ended September 30, 2026
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$833.5	$—	$470.1	$1,303.6
Routing and clearing fees	47.0	—	13.0	60.0
Regulatory fees cost of revenues	231.2	—	66.6	297.8
Royalty fees and other cost of revenues	46.9	10.8	182.6	240.3
Total cost of revenues	$1,158.6	$10.8	$732.3	$1,901.7

	Nine Months Ended September 30, 2025
	Cash and Spot Markets	Data Vantage	Derivatives Markets	Total
Liquidity payments	$792.8	$—	$473.3	$1,266.1
Routing and clearing fees	47.2	—	13.1	60.3
Regulatory fees cost of revenues	191.3	—	47.1	238.4
Royalty fees and other cost of revenues	32.6	9.5	145.3	187.4
Total cost of revenues	$1,063.9	$9.5	$678.8	$1,752.2
Total cost of revenues increased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in regulatory fees cost of revenues as a result of an increase in the Section 31 fee rate, partially offset by a decrease in liquidity payments due to a decrease in total matched shares on Cboe U.S. equity exchanges.
Total cost of revenues increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in regulatory fees cost of revenues due to an increase in volumes traded on the Cboe U.S. equity and options exchanges, coupled with an increase in royalty fees due to increased volumes on Cboe options exchanges and an increase in liquidity payments primarily due to pricing changes implemented in 2025 on Cboe U.S. equity exchanges.

The following summarizes changes in the disaggregated cost of revenues for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 (in millions, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Liquidity payments	$403.8	$453.3	$(49.5)	(11)%	$1,303.6	$1,266.1	$37.5	3%
Routing and clearing fees	19.2	20.0	(0.8)	(4)%	60.0	60.3	(0.3)	(0)%
Regulatory fees cost of revenues	143.9	—	143.9	*	297.8	238.4	59.4	25%
Royalty fees and other cost of revenues	79.7	62.9	16.8	27%	240.3	187.4	52.9	28%
Total cost of revenues	$646.6	$536.2	$110.4	21%	$1,901.7	$1,752.2	$149.5	9%
___________________________
*Not meaningful

Liquidity Payments
Liquidity payments decreased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to a decrease in liquidity payments on the Cboe U.S. equity exchanges as a result of a 12% decrease in total matched shares.
Liquidity payments increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in liquidity payments on the Cboe U.S. equity exchanges primarily due to pricing changes implemented in 2025 on Cboe U.S. equity exchanges.
Routing and Clearing
Routing and clearing fees decreased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to a decrease in routed trades on the Cboe U.S. equity exchanges, partially offset by 19% and 21% increases in Cboe Clear Europe net settlement volume, respectively.
Regulatory Fees Cost of Revenues
Regulatory fees cost of revenues increased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in the Section 31 fee rate, from an average rate of $0 per million dollars of covered sales for the three months ended September 30, 2025 to an average rate of $20.60 per million dollars of covered sales for the three months ended September 30, 2026, following a rate change effective April 2026 to $20.60 per million dollars of covered sales. Regulatory fees cost of revenues increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in volumes traded on the Cboe U.S. equity and options exchanges, partially offset by a decrease in the Section 31 fee rate, from an average rate of $13.68 per million dollars of covered sales for the nine months ended September 30, 2025 to an average rate of $13.52 per million dollars of covered sales for the nine months ended September 30, 2026, following a rate change in May 2025 to $0 per million dollars of covered sales, which remained in effect until April 2026. Regulatory fees revenue related to Section 31 fees is directly offset by regulatory fees cost of revenues related to Section 31 fees.
Royalty Fees and Other Cost of Revenues
Royalty fees and other cost of revenues increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to an increase in trading volumes of index products in the Options segment.
Revenues Less Cost of Revenues
Revenues less cost of revenues increased $106.7 million, or 18%, for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in derivatives markets revenues less cost of revenues driven by an increase in volumes traded on the Cboe options exchanges, an increase in Data Vantage revenues less cost of revenues as a result of increased access and capacity fees and proprietary market data across segments, and an increase in cash and spot markets revenues less cost of revenues driven by increases in volumes traded on the Cboe U.S. equities exchanges and in Global FX.
Revenues less cost of revenues increased $414.7 million, or 24%, for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in derivatives markets revenues less cost of revenues driven by an increase in volumes traded on the Cboe options exchanges, an increase in cash and spot markets revenues less cost of revenues driven by increases in net capture per one hundred touched shares on the Cboe U.S. equity exchanges, and an increase in Data Vantage revenues less cost of revenues as a result of increased access and capacity fees and proprietary market data across segments.
The following summarizes the components of revenues less cost of revenues for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 (in millions, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Cash and spot markets	$131.4	$117.3	$14.1	12%	$415.2	$339.6	$75.6	22%
Data Vantage	179.1	158.9	20.2	13%	534.7	463.4	71.3	15%
Derivatives markets	401.7	329.3	72.4	22%	1,222.8	955.0	267.8	28%
Total revenues less cost of revenues	$712.2	$605.5	$106.7	18%	$2,172.7	$1,758.0	$414.7	24%
Cash and Spot Markets
Cash and spot markets revenues less cost of revenues increased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to increases in transaction and clearing fees less liquidity payments and routing and clearing costs (“net transaction and clearing fees”) in the North American Equities, Global FX, and Europe and Asia Pacific segments. Net transaction and clearing fees increased primarily due to a 51% increase in net capture per one hundred touched shares on Cboe U.S. equity exchanges, a 22% increase in Global FX ADNV, and a 19% increase in Cboe Clear Europe net settlement volume, partially offset by a 12% decrease in total matched shares on Cboe U.S. equity exchanges.
Cash and spot markets revenues less cost of revenues increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to increases in net transaction and clearing fees in the Europe and Asia Pacific, North American Equities, and Global FX segments. Net transaction and clearing fees increased primarily due to a 15% increase in Cboe European equities matched ADNV, a 39% increase in net capture per one hundred touched shares on Cboe U.S. equity exchanges, and a 22% increase in Global FX ADNV.
Data Vantage
Data Vantage revenues less cost of revenues increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to increases in access and capacity fees and proprietary market data fees. Access and capacity fees increased primarily due to increases in logical port fees and physical port fees in the Options and North American Equities segments, driven by increased customer demand. Proprietary market data fees increased primarily due to increases in customer demand for existing data products as a result of increased new unit sales and a strong contribution from new product sales, complementing continued demand for access to our markets and a durable and growing international contribution.
Derivatives Markets
Derivatives markets revenues less cost of revenues increased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in net transaction and clearing fees driven by a 24% increase in index options ADV, partially offset by an increase in royalty fees as a result of increased trading volumes of index products in the Options segment.
Derivatives markets revenues less cost of revenues increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in net transaction and clearing fees driven by a 28% increase in index options ADV and a 12% increase in multi-listed options ADV, partially offset by an increase in royalty fees as a result of increased trading volumes of index products in the Options segment.
Operating Expenses
Total operating expenses for the three months ended September 30, 2026 compared to the same period in 2025 increased $14.2 million, or 6%, primarily due to an increase in other expenses, compensation and benefits, and professional fees and outside services, partially offset by a decrease in travel and promotional expenses, depreciation and amortization, and impairment of assets. Total operating expenses for the nine months ended September 30, 2026 compared to the same period in 2025 increased $33.6 million, or 5%, primarily due to an increase in compensation and benefits and other expenses, partially offset by a decrease in impairment of assets and depreciation and amortization.
The following summarizes changes in operating expenses for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 (in millions, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Compensation and benefits	$132.7	$129.2	$3.5	3%	$415.3	$373.3	$42.0	11%
Depreciation and amortization	27.7	30.9	(3.2)	(10)%	85.3	91.1	(5.8)	(6)%
Technology support services	27.9	26.6	1.3	5%	81.7	78.9	2.8	4%
Professional fees and outside services	24.7	21.6	3.1	14%	65.4	67.2	(1.8)	(3)%
Travel and promotional expenses	8.4	12.0	(3.6)	(30)%	29.6	26.6	3.0	11%
Facilities costs	6.2	6.4	(0.2)	(3)%	18.5	19.6	(1.1)	(6)%
Acquisition-related costs	—	0.2	(0.2)	(100)%	—	0.4	(0.4)	(100)%
Impairment of assets	1.4	4.5	(3.1)	(69)%	1.4	21.6	(20.2)	(94)%
Other expenses	20.4	3.8	16.6	437%	31.1	16.0	15.1	94%
Total operating expenses	$249.4	$235.2	$14.2	6%	$728.3	$694.7	$33.6	5%

Compensation and Benefits
Compensation and benefits increased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to a $5.0 million increase in severance related to the Company's strategic realignment and a $4.7 million increase in partially accrued bonuses as a result of strong Company performance, partially offset by a $5.7 million decrease in salaries and wages primarily due to the strategic realignment.
Compensation and benefits increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a $24.6 million increase in severance related to the Company's strategic realignment, an $11.5 million increase in partially accrued bonuses as a result of strong Company performance, and a $7.4 million increase in equity compensation related to executive transitions, partially offset by a $6.6 million decrease in salaries and wages primarily due to the strategic realignment.
Depreciation and Amortization
Depreciation and amortization decreased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to declines in amortization under the discounted cash flow method for the intangibles acquired in the Merger, partially offset by an increase in depreciation for servers, networking equipment, and leasehold improvements.
Technology Support Services
Technology support services increased for the three months ended September 30, 2026 compared to the same period in 2025 due to an increase in cloud services expenses and artificial intelligence expenses, partially offset by decreases in software licenses and subscriptions, network and phone connectivity expenses, and software maintenance.
Technology support services increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to increases in cloud services expenses, artificial intelligence expenses, software licenses and subscriptions, and hardware maintenance, partially offset by decreases in network and phone connectivity expenses and software maintenance.
Professional Fees and Outside Services
Professional fees and outside services increased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in consulting fees, legal fees, contract services, and recruiting fees, partially offset by decreases in regulatory costs related to CAT expenses.

Professional fees and outside services decreased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a decrease in regulatory costs related to CAT expenses, partially offset by increases in contract services, legal fees, consulting fees, and recruiting fees.
Travel and Promotional Expenses
Travel and promotional expenses decreased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to decreases in marketing and advertising expenses and special events.
Travel and promotional expenses increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to increases in marketing and advertising expenses.
Facilities Costs
Facilities costs decreased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to a decrease in office rent related to the termination of the Lenexa, Kansas office lease, which had temporarily overlapped with the new Overland Park, Kansas office lease.
Acquisition-Related Costs
Acquisition-related costs decreased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to a decrease in retention-related compensation costs associated with prior acquisitions.
Impairment of Assets
Impairment of assets decreased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to the impairment of Cboe Japan's assets of $4.5 million during the three months ended September 30, 2025 as a result of the wind down of the Company's Japanese equities business, partially offset by the impairment of intangible assets charge of $1.4 million associated with FT Options and Trade Alert as a result of the wind down of operations during the three months ended September 30, 2026.
Impairment of assets decreased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to the impairment of Cboe Japan's assets of $21.6 million during the nine months ended September 30, 2025 as a result of the wind down of the Company's Japanese equities business, partially offset by the impairment of intangible assets charge of $1.4 million associated with FT Options and Trade Alert as a result of the wind down of operations during the nine months ended September 30, 2026.
Other Expenses
Other expenses increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to an increase in bad debt expense related to an incremental reserve for collectability related to the Company's notes receivable in connection with the funding of the CAT.
Gain on divestiture, net
Gain on divestiture, net increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to the Company's sale of Cboe Australia to TMX, which closed in July 2026.
Operating Income
As a result of the items above, operating income for the three months ended September 30, 2026 was $534.3 million, compared to operating income of $370.3 million for the three months ended September 30, 2025, an increase of $164.0 million.
As a result of the items above, operating income for the nine months ended September 30, 2026 was $1,515.9 million, compared to operating income of $1,063.3 million for the nine months ended September 30, 2025, an increase of $452.6 million.
Interest Expense
Interest expense decreased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to a decrease in commitment fees on the Cboe Clear Europe Credit Facility, which was renewed in June 2026, due to lower average fee rates. Interest expense increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in commitment fees on the Cboe Clear Europe Credit Facility due to higher average fee rates.
Interest Income
Interest income increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to income from U.S. Treasury bills as a result of additional investments of cash and cash equivalents on higher average cash and cash equivalent balances.
Earnings on Investments, Net
Earnings on investments, net decreased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to a $43.5 million decrease in the gains on the Company's former investment in 7Ridge Fund, which is fully exited as of September 30, 2026, a $5.0 million gain recorded during the three months ended September 30, 2025 on the Company's minority investments in CSD BR and Talos Global, Inc., which did not recur in 2026, and a $2.2 million decrease related to the value of the non-qualified deferred compensation plan.
Earnings on investments, net decreased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a $37.0 million decrease in the gains on the Company's former investment in 7Ridge Fund, which is fully exited as of September 30, 2026, partially offset by a $4.9 million increase on the Company's various minority investments net gains.
Other Income, Net
Other income, net increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to an increase in dividend income from the Company's minority ownership of Vest Group Inc. and an increase in income related to the transition services agreement with TMX as the result of the sale of Cboe Australia. The transition services agreement income is structured to offset operating expenses incurred during the transition.
Income Before Income Tax Provision
As a result of the above, income before income tax provision for the three months ended September 30, 2026 was $554.5 million, compared to income before income tax provision of $430.1 million for the three months ended September 30, 2025, an increase of $124.4 million.
As a result of the above, income before income tax provision for the nine months ended September 30, 2026 was $1,564.7 million, compared to income before income tax provision of $1,114.9 million for the nine months ended September 30, 2025, an increase of $449.8 million.
Income Tax Provision
The effective tax rate from continuing operations was 22.8% and 30.1% for the three months ended September 30, 2026 and 2025, respectively, and 25.4% and 29.5% for the nine months ended September 30, 2026 and 2025, respectively. The lower effective tax rate for the three and nine months ended September 30, 2026 was primarily due to the non-taxable gain related to the Cboe Australia divestiture.
Net Income
As a result of the items above, net income for the three months ended September 30, 2026 was $428.2 million, compared to net income of $300.8 million, for the three months ended September 30, 2025, an increase of $127.4 million.
As a result of the items above, net income for the nine months ended September 30, 2026 was $1,167.0 million, compared to net income of $786.5 million, for the nine months ended September 30, 2025, an increase of $380.5 million.

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
The following summarizes our total revenues by segment (in millions, except percentages):

Total revenues by segment
$4,500.0
$4,000.0
$3,500.0
$3,000.0
$2,500.0
$2,000.0
$1,500.0
$1,000.0
$500.0
$—
(in millions)
$4,074.4
$87.8
$340.6
$1,397.9
$103.2
$2,144.9
$3,510.2
$69.4
$284.9
$1,279.7
$99.8
$1,776.4
YTD 2026
YTD 2025
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Options	$733.4	$616.0	19%	54%	54%	$2,144.9	$1,776.4	21%	53%	51%
North American Equities	462.2	377.8	22%	34%	33%	1,397.9	1,279.7	9%	34%	36%
Europe and Asia Pacific	103.4	92.8	11%	8%	8%	340.6	284.9	20%	8%	8%
Futures	30.9	32.0	(3)%	2%	3%	103.2	99.8	3%	3%	3%
Global FX	28.9	23.1	25%	2%	2%	87.8	69.4	27%	2%	2%
Total revenues	$1,358.8	$1,141.7	19%	100%	100%	$4,074.4	$3,510.2	16%	100%	100%

The following summarizes our revenues less cost of revenues by segment (in millions, except percentages):

Total revenues less cost of revenues by segment
(in millions)
$2,400.0
$2,000.0
$1,600.0
$1,200.0
$800.0
$400.0
$—
$2,172.7
$84.7
$243.0
$339.4
$94.6
$1,411.0
$1,758.0
$67.4
$203.6
$296.5
$92.5
$1,098.0
YTD 2026
YTD 2025
Options
Futures
North American Equities
Europe and Asia Pacific
Global FX

			Percent Change	Percentage of Total Revenues Less Cost of Revenues				Percent Change	Percentage of Total Revenues Less Cost of Revenues
	Three Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Options	$469.5	$380.8	23%	66%	63%	$1,411.0	$1,098.0	29%	65%	62%
North American Equities	113.5	103.5	10%	16%	17%	339.4	296.5	14%	16%	17%
Europe and Asia Pacific	73.3	69.1	6%	10%	11%	243.0	203.6	19%	11%	12%
Futures	28.2	29.6	(5)%	4%	5%	94.6	92.5	2%	4%	5%
Global FX	27.7	22.5	23%	4%	4%	84.7	67.4	26%	4%	4%
Total revenues less cost of revenues	$712.2	$605.5	18%	100%	100%	$2,172.7	$1,758.0	24%	100%	100%

Options
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin for our Options segment (in millions, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$469.5	$380.8	23%	64%	62%	$1,411.0	$1,098.0	29%	66%	62%
Operating expenses	133.6	106.4	26%	18%	17%	374.5	305.8	22%	17%	17%
Operating income	$335.9	$274.4	22%	46%	45%	$1,036.5	$792.2	31%	48%	45%
Operating margin	71.5%	72.1%	*	*	*	73.5%	72.1%	*	*	*
Adjusted Operating EBITDA (1)	$357.9	$282.0	27%	49%	46%	$1,090.9	$813.7	34%	51%	46%
Adjusted Operating EBITDA margin (2)	76.2%	74.1%	*	*	*	77.3%	74.1%	*	*	*
___________________________
*Not meaningful
(1)See footnote (2) to the table under “Financial Summary” above for a reconciliation of operating income to adjusted operating EBITDA, and management’s reasons for using such non-GAAP measures.
(2)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $88.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase in net transaction and clearing fees driven by a 24% increase in index options ADV. For the three months ended September 30, 2026, operating income for the Options segment increased $61.5 million compared to the three months ended September 30, 2025 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $27.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase in compensation and benefits, other expenses, and professional fees and outside services.
Revenues less cost of revenues increased $313.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in net transaction and clearing fees driven by a 28% increase in index options ADV and a 12% increase in multi-listed options ADV. For the nine months ended September 30, 2026, operating income for the Options segment increased $244.3 million compared to the nine months ended September 30, 2025 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $68.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in compensation and benefits, technology support services, other expenses, travel and promotional expenses, and professional fees and outside services.

North American Equities
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin for our North American Equities segment (in millions, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$113.5	$103.5	10%	25%	27%	$339.4	$296.5	14%	24%	23%
Operating expenses	52.9	50.0	6%	11%	13%	146.2	151.3	(3)%	10%	12%
Operating income	$60.6	$53.5	13%	13%	14%	$193.2	$145.2	33%	14%	11%
Operating margin	53.4%	51.7%	*	*	*	56.9%	49.0%	*	*	*
Adjusted Operating EBITDA (1)	$81.8	$65.3	25%	18%	17%	$240.1	$180.7	33%	17%	14%
Adjusted Operating EBITDA margin (2)	72.1%	63.1%	*	*	*	70.7%	60.9%	*	*	*
___________________________
*Not meaningful
(1)See footnote (2) to the table under “Financial Summary” above for a reconciliation of operating income to adjusted operating EBITDA, and management’s reasons for using such non-GAAP measures.
(2)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $10.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase in net transaction and clearing fees driven by a 51% increase in net capture per one hundred touched shares, coupled with an increase in access and capacity fees. For the three months ended September 30, 2026, operating income for the North American Equities segment increased $7.1 million compared to the three months ended September 30, 2025 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $2.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase in other expenses related to an incremental reserve for collectability related to the Company's notes receivable in connection with the funding of the CAT, partially offset by decreases in compensation and benefits, depreciation and amortization, and professional fees and outside services.
Revenues less cost of revenues increased $42.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in net transaction and clearing fees driven by a 39% increase in net capture per one hundred touched shares, coupled with an increase in access and capacity fees. For the nine months ended September 30, 2026, operating income for the North American Equities segment increased $48.0 million compared to the nine months ended September 30, 2025 primarily due to an increase in revenues less cost of revenues, coupled with a decrease in operating expenses. Operating expenses decreased $5.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to decreases in professional fees and outside services, and depreciation and amortization, partially offset by an increase in other expenses related to an incremental reserve for collectability related to the Company's notes receivable in connection with the funding of the CAT.

Europe and Asia Pacific
The following summarizes revenues less cost of revenues, operating expenses, gain on divestiture, net, operating income, operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin for our Europe and Asia Pacific segment (in millions, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$73.3	$69.1	6%	71%	74%	$243.0	$203.6	19%	71%	71%
Operating expenses	38.6	52.7	(27)%	37%	57%	127.0	160.4	(21)%	37%	56%
Gain on divestiture, net	71.5	—	*	69%	—%	71.5	—	*	21%	—%
Operating income	$106.2	$16.4	548%	103%	18%	$187.5	$43.2	334%	55%	15%
Operating margin	144.9%	23.7%	*	*	*	77.2%	21.2%	*	*	*
Adjusted Operating EBITDA (1)	$43.7	$31.5	39%	42%	34%	$142.9	$91.4	56%	42%	32%
Adjusted Operating EBITDA margin (2)	59.6%	45.6%	*	*	*	58.8%	44.9%	*	*	*
___________________________
*Not meaningful
(1)See footnote (2) to the table under “Financial Summary” above for a reconciliation of operating income to adjusted operating EBITDA, and management’s reasons for using such non-GAAP measures.
(2)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $4.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase in net transaction and clearing fees driven by a 19% increase in Cboe Clear Europe net settlement volume. For the three months ended September 30, 2026, operating income for the Europe and Asia Pacific segment increased $89.8 million compared to the three months ended September 30, 2025 primarily due to the gain on divestiture, net due to the sale of Cboe Australia, which was completed in July 2026, coupled with a decrease in operating expenses and an increase in revenues less cost of revenues. Operating expenses decreased $14.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to decreases in compensation and benefits, impairment of Cboe Japan's assets which were impaired in 2025 and depreciation and amortization.
Revenues less cost of revenues increased $39.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in net transaction and clearing fees driven by a 15% increase in Cboe European Equities matched ADNV and a 21% increase in Cboe Clear Europe net settlement volume, coupled with an increase in other revenue due to an increase in operating interest income driven primarily by higher average daily cash balances at Cboe Clear Europe. For the nine months ended September 30, 2026, operating income for the Europe and Asia Pacific segment increased $144.3 million compared to the nine months ended September 30, 2025 primarily due to gain on divestiture, net due to the sale of Cboe Australia, which was completed in July 2026, coupled with an increase in revenues less cost of revenues and a decrease in operating expenses. Operating expenses decreased $33.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to decreases in impairment of Cboe Japan's assets which were impaired in 2025, depreciation and amortization, and technology support services.

Futures
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin for our Futures segment (in millions, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$28.2	$29.6	(5)%	91%	93%	$94.6	$92.5	2%	92%	93%
Operating expenses	6.5	12.8	(49)%	21%	40%	32.7	38.0	(14)%	32%	38%
Operating income	$21.7	$16.8	29%	70%	53%	$61.9	$54.5	14%	60%	55%
Operating margin	77.0%	56.8%	*	*	*	65.4%	58.9%	*	*	*
Adjusted Operating EBITDA (1)	$22.9	$17.5	31%	74%	55%	$66.0	$56.7	16%	64%	57%
Adjusted Operating EBITDA margin (2)	81.2%	59.1%	*	*	*	69.8%	61.3%	*	*	*
___________________________
*Not meaningful
(1)See footnote (2) to the table under “Financial Summary” above for a reconciliation of operating income to adjusted operating EBITDA, and management’s reasons for using such non-GAAP measures.
(2)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues decreased $1.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to a decrease in net transaction and clearing fees as a result of a 7% decrease in ADV. For the three months ended September 30, 2026, operating income for the Futures segment increased $4.9 million compared to the three months ended September 30, 2025 primarily due to a decrease in operating expenses, partially offset by a decrease in revenues less cost of revenues. Operating expenses decreased $6.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to decreases in compensation and benefits and professional fees and outside services.
Revenues less cost of revenues increased $2.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in market data revenue and in net transaction and clearing fees as a result of a 3% increase in ADV. For the nine months ended September 30, 2026, operating income for the Futures segment increased $7.4 million compared to the nine months ended September 30, 2025 primarily due to a decrease in operating expenses, coupled with an increase in revenues less cost of revenues. Operating expenses decreased $5.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a decrease in compensation and benefits.

Global FX
The following summarizes revenues less cost of revenues, operating expenses, operating income, operating margin, adjusted operating EBITDA, and adjusted operating EBITDA margin for our Global FX segment (in millions, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended September 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$27.7	$22.5	23%	96%	97%	$84.7	$67.4	26%	96%	97%
Operating expenses	11.7	11.0	6%	40%	48%	35.4	33.1	7%	40%	48%
Operating income	$16.0	$11.5	39%	55%	50%	$49.3	$34.3	44%	56%	49%
Operating margin	57.8%	51.1%	*	*	*	58.2%	50.9%	*	*	*
Adjusted Operating EBITDA (1)	$18.7	$14.3	31%	65%	62%	$57.7	$42.7	35%	66%	62%
Adjusted Operating EBITDA margin (2)	67.5%	63.6%	*	*	*	68.1%	63.4%	*	*	*
___________________________
*Not meaningful
(1)See footnote (2) to the table under “Financial Summary” above for a reconciliation of operating income to adjusted operating EBITDA, and management’s reasons for using such non-GAAP measures.
(2)Adjusted operating EBITDA margin represents adjusted operating EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $5.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase in net transaction and clearing fees driven by a 22% increase in ADNV. For the three months ended September 30, 2026, operating income for the Global FX segment increased $4.5 million compared to the three months ended September 30, 2025 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $0.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase in compensation and benefits.
Revenues less cost of revenues increased $17.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in net transaction and clearing fees driven by a 22% increase in ADNV. For the nine months ended September 30, 2026, operating income for the Global FX segment increased $15.0 million compared to the nine months ended September 30, 2025 primarily due to an increase in revenues less cost of revenues, partially offset by an increase in operating expenses. Operating expenses increased $2.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in compensation and benefits, partially offset by a decrease in depreciation and amortization.

Liquidity and Capital Resources
Below are charts that reflect elements of our capital allocation. “YTD” represents the nine month periods ended September 30, 2026 and 2025, respectively:
We expect our cash on hand at September 30, 2026 and other available resources, including cash generated from operations, to be sufficient to continue to meet our cash requirements for the foreseeable future. In the near term, we expect that our cash from operations and availability under the Revolving Credit Facility, and potential participation in future financing transactions to obtain additional capital, will meet our cash needs to fund our operations, capital expenditures, interest and principal payments on debt, any dividends, potential strategic acquisitions, to cover any adjustments arising from tax examinations, and opportunities for common stock repurchases under the previously announced program. See Note 10 (“Debt”) of the condensed consolidated financial statements for further information.
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
Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments, including certain short-term repurchase agreements, U.S. and UK Treasury securities, and money market funds, with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of September 30, 2026 increased $446.1 million from December 31, 2025, primarily due to the results of operations, the proceeds from investments and divestiture, net of cash transferred to buyer, and the adjustment for depreciation and amortization, partially offset by the change in accounts payable and accrued liabilities as a result of the resolution of uncertain tax positions with state and local taxing authorities, cash dividends on common stock, the change in accounts receivable driven by increased revenues, purchases of common stock, purchases of property and equipment, data processing software, and leasehold improvements, net, and purchases of available-for-sale financial investments. See “Cash Flow” below for further discussion.
Our cash and cash equivalents held outside of the United States in various foreign subsidiaries, including cash and cash equivalents within assets held for sale, totaled $487.1 million and $424.4 million as of September 30, 2026 and December 31, 2025, respectively. The remaining balance was held in the United States and totaled $2,232.9 million and $1,792.1 million as of September 30, 2026 and December 31, 2025, respectively. Management has designated the earnings of certain foreign subsidiaries as indefinitely reinvested. Accordingly, cash held by those subsidiaries is not assumed to be available for repatriation absent a change in management’s intent. Cash distributions from foreign subsidiaries, when made, are evaluated on a subsidiary-specific basis.
Our financial investments include deferred compensation plan assets, as well as investments with original or acquired maturities longer than three months, that mature in less than one year from the balance sheet date and are recorded at fair value. As of September 30, 2026 and December 31, 2025, financial investments primarily consisted of U.S. Treasury securities and deferred compensation plan assets.
Cash Flow
The following table summarizes our cash flow data for the nine months ended September 30, 2026 and 2025, respectively (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash flows provided by operating activities	$2,273.9	$1,400.5
Net cash flows provided by investing activities	48.6	30.9
Net cash flows used in financing activities	(394.6)	(294.1)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(55.7)	266.9
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$1,872.2	$1,404.2

	As of September 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents:
Cash and cash equivalents	$2,662.6	$1,496.7
Cash and cash equivalents (included in assets held for sale)	57.4	—
Restricted cash and cash equivalents (included in margin deposits, default fund, and interoperability fund)	2,988.8	1,639.8
Restricted cash and cash equivalents (included in other current assets)	28.4	32.5
Customer bank deposits (included in margin deposits, default fund, and interoperability fund)	3.8	1.0
Total	$5,741.0	$3,170.0
Net Cash Flows Provided by Operating Activities
During the nine months ended September 30, 2026, net cash provided by operating activities was $1,106.9 million higher than net income. The variance is primarily attributable to the change in margin deposits, default fund, and interoperability fund related to Cboe Clear Europe and customer bank deposits of $1,420.2 million, the adjustment for depreciation and amortization expense of $85.3 million, and the adjustment for the provision for deferred income taxes of $65.6 million, partially offset by the change in accounts payable and accrued liabilities of $294.6 million and the change in accounts receivable of $138.9 million for the nine months ended September 30, 2026.

Net cash flows provided by operating activities were $2,273.9 million and $1,400.5 million for the nine months ended September 30, 2026 and 2025, respectively. The change in net cash flows provided by operating activities was primarily due to the change in the margin deposits, default fund, and interoperability fund related to Cboe Clear Europe and customer bank deposits, an increase in net income, and the change in the Section 31 fees payable, partially offset by the change in accounts payable and accrued liabilities, the change in accounts receivable, the change in income taxes receivable, and the change in income taxes payable for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Net Cash Flows Provided by Investing Activities
Net cash flows provided by investing activities were $48.6 million and $30.9 million for the nine months ended September 30, 2026 and 2025, respectively. The change in net cash flows provided by investing activities was primarily due to an increase in the proceeds from investments and divestiture, net of cash transferred to buyer, and a decrease in purchases of available-for-sale financial investments, partially offset by a decrease in the proceeds from maturities of available-for-sale financial investments and an increase in the purchases of property and equipment, data processing software, and leasehold improvements, net for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $394.6 million and $294.1 million for the nine months ended September 30, 2026 and 2025, respectively. The change in net cash flows used in financing activities was primarily attributable to increases in purchases of common stock, including commissions and excise taxes, and cash dividends on common stock for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Financial Assets
The following summarizes our financial assets, excluding margin deposits, default fund, and interoperability fund as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$2,662.6	$2,216.5
Cash and cash equivalents (included in assets held for sale)	57.4	—
Financial investments	41.2	36.1
Less deferred compensation plan assets	(40.7)	(35.8)
Less cash collected for Section 31 fees	—	—
Adjusted cash (1)	$2,720.5	$2,216.8
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
Debt
The following summarizes our debt obligations as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
3.650% Senior Notes	$650.0	$650.0
1.625% Senior Notes	500.0	500.0
3.000% Senior Notes	300.0	300.0
Revolving Credit Agreement	—	—
Cboe Clear Europe Credit Facility	—	—
Less unamortized discount and debt issuance costs	(5.7)	(7.1)
Total debt	$1,444.3	$1,442.9

As of September 30, 2026 and December 31, 2025, the Company was in compliance with the covenants of our debt agreements.
In addition to the debt outstanding, as of September 30, 2026, we had an additional $400.0 million available through our Revolving Credit Facility, with the ability to borrow another $200.0 million by increasing the commitments under the facility, subject to the agreement of the applicable lenders. Together with adjusted cash, we had approximately $3.1 billion available to fund our operations, capital expenditures, potential acquisitions, debt repayments, and any dividends, net of minimum regulatory capital requirements of $189.0 million, which are subject to potential applicable regulatory restrictions and approvals and potential associated tax costs.
The Cboe Clear Europe Credit Facility is expected to terminate within the next year and we may not be able to enter into a replacement facility on commercially reasonable terms, or at all. The 3.650% Senior Notes mature in January 2027 and we may not be able to repay or refinance the amount borrowed, should we elect to, on commercially reasonable terms, or at all. Please refer to Note 10 (“Debt”) for further information.
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
Under the program, for the three months ended September 30, 2026, the Company repurchased 210,667 shares of its common stock at an average cost per share of $266.17, excluding commissions and excise taxes, totaling $56.1 million. Since inception of the program through September 30, 2026, the Company has repurchased 21,562,609 shares of common stock at an average cost per share of $84.37, for a total value of $1.8 billion. As a result of these repurchases, certain direct costs and excise taxes are incurred but do not impact our cost per share or availability.
As of September 30, 2026, the Company had $480.7 million of availability remaining under its existing share repurchase authorizations.
Commercial Commitments and Contractual Obligations
As of September 30, 2026, our commercial commitments and contractual obligations included operating leases, data and telecommunications agreements, equipment leases, our current and long-term debt outstanding, contingent considerations, software development activities, and other obligations. See Note 21 (“Commitments, Contingencies, and Guarantees”) to the condensed consolidated financial statements for a discussion of commitments and contingencies, Note 10 (“Debt”) for a discussion of the outstanding debt, Note 12 (“Clearing Operations”) for information on Cboe Clear Europe's and Cboe Clear U.S.’s clearinghouse exposure guarantees, and Note 22 (“Leases”) for a discussion of operating leases and equipment leases.
Guarantees
We use Wedbush Securities, Inc. (“Wedbush”), and Morgan Stanley & Co. LLC (“Morgan Stanley”) to clear our routed equities transactions for the Cboe U.S. equity exchanges. Wedbush and Morgan Stanley guarantee the trade until the trade has been submitted to and validated by the National Securities Clearing Corporation (“NSCC”), after which time NSCC provides a guarantee until the trade settles. Thus, Cboe Trading is potentially exposed to credit risk to the counterparty from an equity trade routed to another market center until the trade has been processed and validated by the NSCC on the trade date. The BIDS Trading ATS platform delivers matched trades to BofA Securities, Inc. (“BOA”), which delivers the matched trades to the NSCC, with the exception of trades for BIDS ATS subscribers that also clear through BOA for which BIDS relies on the subscriber submitting the trades to BOA. BOA guarantees the trade until one day after the trade date, after which time the NSCC provides a guarantee until the trade settles. In the case of failure to perform on the part of Wedbush or Morgan Stanley on routed transactions for the Cboe U.S. equity exchanges, we provide the guarantee to the counterparty to the trade. In the case of failure to perform on the part of BOA on transactions for the BIDS Trading ATS platform, BIDS has obligations to the counterparties to satisfy the trades.
OCC acts as a central counterparty on all transactions in listed equity options and other options in our Options segment, and as such, guarantees clearance and settlement of all of our options transactions. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, we have not recorded any liability in the consolidated financial statements for these guarantees. Similarly, with respect to trades in U.S. listed equity options and other options occurring on Cboe Options, C2, BZX, and EDGX, and to trades in CFE futures and options on futures products cleared by OCC, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on these transactions and, as such, guarantees clearance and settlement of these matched trades. With respect to U.S. government securities transactions executed on Cboe Fixed Income, we use ABN and/or Mirae to deliver matched trades to the Fixed Income Clearing Corporation (“FICC”) Government Securities Division (“GSD”). FICC GSD acts as a central counterparty on all transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all of those matched trades.
With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on Cboe Canada and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. With respect to trades in options and futures formerly occurring on CEDX, we delivered matched trades of our customers to Cboe Clear Europe, which acted as a central counterparty on all transactions formerly occurring on CEDX and, as such, guaranteed clearance and settlement of all of those matched options and futures trades. Cboe Clear Europe, with respect to SFT services, utilizes The Bank of New York Mellon Corporation and J.P. Morgan as Tri-Party Collateral Agents for non-cash collateral, central, and correspondent banks for the exchange of cash collateral, while Pirum serves as the transmitter of transactions and post-trade lifecycle events on behalf of our mutual clients. With respect to Australian equities and derivatives, we delivered matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acted as a central counterparty on all transactions occurring on Cboe Australia and, as such, guaranteed clearance and settlement on all of our matched trades in Australia.
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
In the nine months ended September 30, 2026, there were no significant changes to our critical accounting estimates from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.
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
Foreign Currency Exchange Rate Risk
Our operations in Europe, Canada, and Asia Pacific are subject to increased currency translation risk as revenues and expenses are denominated in foreign currencies, primarily the Euro, British pound, and Canadian dollar. We also have de minimis exposure to other foreign currencies, including the Australian dollar, Japanese yen, Singapore dollar and Philippine peso.

For the three and nine months ended September 30, 2026, our exposure to foreign-denominated revenues less cost of revenues and expenses is presented by primary foreign currency in the following table (in millions, except percentages):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Euros (1)	British Pounds (1)	Canadian Dollars (1)	Euros (1)	British Pounds (1)	Canadian Dollars (1)
Foreign denominated % of:
Revenues less cost of revenues	6.8%	3.0%	1.2%	7.1%	3.1%	1.3%
Operating expenses	6.8%	9.6%	2.2%	7.7%	10.2%	2.5%
Impact of 10% adverse currency fluctuation on:
Revenues less cost of revenues	$4.9	$2.1	$0.9	$15.5	$6.8	$2.7
Operating expenses	1.7	2.4	0.6	5.6	7.4	1.8
___________________________
(1)An average foreign exchange rate to the U.S. dollar for the period was used. See Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the table summarizing the changes in certain operational and financial metrics for more information.
Equity Risk
Our investment in European, Canadian, and Asia Pacific operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European businesses are denominated in British pounds or Euros. The assets and liabilities of our Canadian businesses are denominated in Canadian dollars. The assets and liabilities of our Asia Pacific businesses are denominated in Australian dollars, Japanese yen, Singapore dollars, or Philippine pesos. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and operational results into U.S. dollars for consolidated reporting. The Company is currently subject to increased equity risk for its assets and liabilities held for sale which are denominated in Canadian dollars. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income, net within stockholders' equity on our condensed consolidated balance sheet.
Our primary exposure to this equity risk as of September 30, 2026 is presented by foreign currency in the following table (in millions):

	Euros (1)	British Pounds (1)	Canadian Dollars (1)
Net equity investment, by foreign currency	$247.8	$630.0	$178.0
Impact on consolidated equity of a 10% adverse currency fluctuation	24.8	63.0	17.8
___________________________
(1)Converted to U.S. dollars using the foreign exchange rate of Euros per U.S. dollar, British pounds per U.S. dollar, and Canadian dollars per U.S. dollar, respectively, as of September 30, 2026.
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
We do not have counterparty credit risk with respect to matched trades on our exchanges in the U.S., Canada, Europe, and formerly Australia. With respect to listed equities, we deliver matched trades of our customers to the NSCC without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all equity transactions occurring on BZX, BYX, EDGX, and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options and futures, we deliver touched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on Cboe Options, C2, BZX, and EDGX, and on transactions in CFE futures products cleared by OCC and, as such, guarantees clearance and settlement of those matched options and futures trades. Additionally, for CFE futures products cleared by Cboe Clear U.S., we deliver matched trades of our customers to Cboe Clear U.S., which acts as a central counterparty to these transactions. With respect to Canadian equities, we deliver matched trades of our customers to The Canadian Depository for Securities, which acts as a central counterparty on all transactions occurring on Cboe Canada and, as such, guarantees clearance and settlement of all of our matched Canadian equities trades. The BIDS Trading ATS platform delivers matched trades to BOA, which delivers the matched trades to the NSCC, with the exception of trades for BIDS ATS subscribers that also clear through BOA for which BIDS relies on the subscriber submitting the trades to BOA. BOA guarantees the trade until the trade has been submitted to and validated by the NSCC, after which time NSCC provides a guarantee until the trade settles. Thus, BIDS Trading is potentially exposed to credit risk from the counterparty to an equity trade routed to another market center until the trade has been processed and validated by the NSCC on the trade date. Formerly, with respect to Australian equities and derivatives, we delivered matched trades of our customers to ASX Clear Pty Ltd and ASX Settlement Pty Ltd. ASX Clear Pty Ltd acted as a central counterparty on all transactions occurring on Cboe Australia and, as such, guaranteed clearance and settlement on all of our matched trades in Australia. With respect to Japanese equities, we formerly delivered matched trades of our customers to the Japanese Securities Clearing Corporation, which acted as a central counterparty on all transactions that occurred on Cboe Japan and, as such, guaranteed clearance and settlement on all of our matched trades in Japan.
With respect to orders Cboe Trading routes to other markets for execution on behalf of our Exchanges, Cboe Trading is exposed to some counterparty credit risk in the case of failure to perform on the part of our routing and clearing firms that are involved in processing equities and options transactions on our behalf: Wedbush, BOA, Morgan Stanley, The Goldman Sachs Group, Inc., Wolverine Execution Services, LLC, and Instinet, LLC, as well as failure on the part of such brokers to pass back any transactional rebates. Morgan Stanley and Wedbush guarantee trades until the trade has been submitted to and validated by NSCC, after which time NSCC provides a guarantee until the trade settles (T+1). Thus, Cboe Trading is potentially exposed to credit risk from the counterparty to a trade routed to another market center until the trade has been processed and validated by the NSCC in the event that Morgan Stanley or Wedbush fails to perform. The BIDS Trading ATS platform is potentially exposed to limited counterparty risk on equities trades executed on the platform because all trades are transmitted to BOA on the trade date in real-time, and BOA immediately transmits them to the NSCC, after which time NSCC provides a guarantee until the trade settles (T+1), with the exception of trades for BIDS ATS subscribers that also clear through BOA for which BIDS relies on the subscriber submitting the trades to BOA. With respect to U.S. government securities transactions, we use ABN and/or Mirae to deliver matched trades to FICC GSD without taking on counterparty risk for those trades. FICC GSD acts as a central counterparty on all U.S. government securities transactions occurring on Cboe Fixed Income and, as such, guarantees clearance and settlement of all those matched trades. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, we have not recorded any liability in the condensed consolidated financial statements for these guarantees.
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
The Company is exposed to further credit and investment risk through our clearing operations. Cboe Clear Europe holds material amounts of clearing member collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as liquidity and market risks. Cboe Clear U.S. holds amounts of clearing member collateral in the form of cash. The following is a summary of the risks associated with these deposits and how these risks are mitigated:
•Credit Risk - Credit risk relates predominantly to the event that a clearing member fails to meet a financial or contractual obligation, but also relates to the event custodians and settlement banks default. Cboe Clear Europe attempts to mitigate this risk through minimum participant requirements for existing clearing members and SFTs special clearing members and monitoring their financial health. To cover potential loss to Cboe Clear Europe in the event of a clearing member default, collateral is required from clearing members. Besides potential defaults of clearing members, the main credit risk faced by the clearinghouse is exposure to clearing members when a trade fails to settle. To help mitigate this risk, a fail fee is charged to discourage late settlements. This fee covers Cboe Clear Europe’s costs but also acts as a deterrent as required by applicable settlement efficiency regulation. Cboe Clear U.S. sets minimum financial requirements on custodians, settlement banks and any clearing member that may expose the clearinghouse to credit risk. The financial strength of custodians, settlement banks and such clearing members is monitored routinely. Furthermore, Cboe Clear U.S. requires clearing members to post full or margined collateral, depending on the product eligible for clearing and their trading activities are subject to pre-trade checks on CFE. As of September 30, 2026, Cboe Clear U.S. only clears margined products. Cboe Clear U.S. does not expect a material loss concerning credit risk on any clearing member, custodian, or settlement bank.
•Liquidity Risk – Liquidity risk is the risk Cboe Clear Europe may not be able to meet its payment obligations in the applicable currency when they fall due. To help mitigate this risk, Cboe Clear Europe monitors its liquidity requirements closely and maintains funds and assets in a manner which attempts to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, holding funds with a central bank where possible or making only short-term investments serves to help reduce liquidity risks. Liquidity is mainly required for securities settlement. The payment and settlement obligations generally stem from the function of Cboe Clear Europe as a cash equity clearinghouse: shares are bought and sold by clearing members on a trading platform or OTC, and netted to settle two days later. During the settlement, the actual payment for and delivery of the shares take place, which requires intraday liquidity. If counterparties that receive shares against payment are unable to settle, an overnight liquidity need arises. The overnight liquidity is typically very short term, and is usually limited to a few days. Cboe Clear U.S. monitors its liquidity requirements closely and maintains funds and assets in a manner which attempts to minimize the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, only allowing highly liquid USD denominated assets to be posted as collateral, or other highly liquid USD denominated assets as the clearinghouse may approve. Cboe Clear U.S. may not be able to meet its payment obligations in a timely manner in the event of delay in payment or default by a clearing member.
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
•Investment Risk – Cboe Clear Europe, as of September 30, 2026, held $3.0 billion of clearing member margin deposits, default fund, and interoperability fund which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. In the event that a sovereign government or reverse repurchase agreement counterparty defaults, the value we hold as collateral might not be sufficient to cover our capital requirements in the event of defaults. While Cboe Clear Europe seeks to achieve a reasonable rate of return which may generate interest income for clearing members, Cboe Clear Europe is primarily concerned with preservation of capital and managing the risks associated with these deposits. As Cboe Clear Europe passes on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. While Cboe Clear Europe has policies and procedures that strive to help ensure that clearing member collateral is protected, Cboe Clear Europe cannot absolutely assure that these measures and safeguards will be sufficient to protect margin deposits, default fund, and interoperability fund from a default or that we will not be materially and adversely affected in the event of a significant default.
On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations. Any such effects to date have been minimal.
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, financial investments, and indebtedness. As of September 30, 2026 and 2025, our cash and cash equivalents, cash and cash equivalents held for sale, and financial investments were $2,761.2 million and $1,530.9 million, respectively, of which $487.1 million and $274.1 million were held outside of the United States in various foreign subsidiaries in 2026 and 2025, respectively. The remaining cash and cash equivalents and financial investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. Due to the nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.
As of September 30, 2026, we had $1,444.3 million in outstanding debt, all of which relates to our Senior Notes, which bear interest at fixed interest rates. Changes in interest rates will have no impact on the interest we pay on fixed rate obligations. We are also exposed to changes in interest rates as a result of borrowings under our Revolving Credit Agreement and the Cboe Clear Europe Credit Facility, as these facilities bear interest at fluctuating rates. As of September 30, 2026, there were no outstanding borrowings under our Revolving Credit Agreement or Cboe Clear Europe Credit Facility. See Note 10 (“Debt”) to the condensed consolidated financial statements for a discussion of debt agreements.
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
b)Internal controls over financial reporting. No changes occurred in the Company’s internal control over financial reporting during the third quarter of 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material updates during the period covered by this Form 10-Q to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Item 1A. of our Form 10-Q for the three months ended March 31, 2026 and in our Item 1A. of our Form 10-Q for the three months ended June 30, 2026. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.

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
The Company repurchased 210,667 shares of its common stock under its share repurchase program during the three months ended September 30, 2026 at an average cost per share of $266.17, excluding commissions and excise taxes, totaling $56.1 million, and had $480.7 million of availability remaining under its existing share repurchase authorizations as of September 30, 2026. As a result of these repurchases, certain direct costs and excise taxes are incurred but do not impact our cost per share or availability.
The table below shows the purchases of equity securities by the Company which settled during the three months ended September 30, 2026, reflecting the purchase of common stock under the Company's share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31, 2026	114,818	$264.50	114,818	$506.4
August 1 to August 31, 2026	5,200	279.43	5,200	504.9
September 1 to September 30, 2026	90,649	267.52	90,649	480.7
Total	210,667	$266.17	210,667

Purchase of common stock from employees
The table below reflects the acquisition of common stock by the Company in the three months ended September 30, 2026 that was not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31, 2026	—	$—
August 1 to August 31, 2026	1,066	280.75
September 1 to September 30, 2026	—	—
Total	1,066	$280.75
Use of proceeds
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Executive Officers and Directors
During the three months ended September 30, 2026, none of our directors and executive officers adopted or terminated contracts, instructions, or written plans for the purchase or sale of our securities.

Item 6. Exhibits.

Exhibit No.	Description

10.1 +*
Master License Agreement, dated as of September 28, 2026, by and between Cboe Exchange, Inc. and S&P Opco, LLC (and, solely for purposes of Section 13.4 thereof, S&P Dow Jones Indices LLC and DJI Opco, LLC), incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on September 29, 2026.

10.2 +*
Order No. 1-1 to the Master License Agreement, dated as of September 28, 2026, by and between Cboe Exchange, Inc. and S&P Opco, LLC, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on September 29, 2026.

10.3 +
Order No. 2-1 to the Master License Agreement, dated as of September 28, 2026, by and between Cboe Exchange, Inc. and S&P Opco, LLC, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-34774) filed on September 29, 2026.

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
________________________________________________________
+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they both (i) are not material and (ii) contain the type of information that the Company customarily and actually treats as private or confidential. Such omitted information is indicated by brackets with three asterisks “[***]” in this exhibit.
* Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K. Such omitted information is indicated by brackets with one asterisk “[*]” in this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBOE GLOBAL MARKETS, INC.
Registrant

	By:	/s/ Craig S. Donohue
Craig S. Donohue
Chief Executive Officer and President
Date: October 30, 2026

	By:	/s/ Jill M. Griebenow
Jill M. Griebenow
Executive Vice President, Chief Financial Officer
Date: October 30, 2026